Form 10-Q
period 1997-09-30
IMAX CORP
filed 1997-11-14
CIK 921582

================================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997
                                              ------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 0-24216


                               IMAX CORPORATION
            (Exact name of registrant as specified in its charter)


                  Canada                                       98-0140269
        -----------------------------------             ------------------------
        (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                  Identification Number)


         2525 Speakman Drive, Mississauga, Ontario, Canada         L5K 1B1
        ---------------------------------------------------    -------------
        (Address of principal executive offices)               (Postal Code)


        Registrant's telephone number, including area code   (905) 403-6500
                                                             --------------


                                     NONE
-------------------------------------------------------------------------------
         (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---    ---

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                        Outstanding as of November 11, 1997
---------------------------                  -----------------------------------
Common stock, no par value                              29,272,218

                                 Page 1 of 16
                           Exhibit Index on Page 15

                               IMAX CORPORATION

                                     INDEX



                                                               Page
                                                               ----

PART I.        FINANCIAL INFORMATION


     Item 1.   Financial Statements                               3

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations     10


PART II.       OTHER INFORMATION


     Item 1.   Legal Proceedings                                 14

     Item 6.   Listing of Exhibits and Reports on Form 8-K       15

     Signatures                                                  16




FORWARD LOOKING INFORMATION


Certain statements in this Report on Form 10-Q under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Legal Proceedings" may constitute forward looking statements that involve certain risks and uncertainties which could cause actual results to differ materially from future results expressed or implied by such forward looking statements. Important factors that could effect these statements include the timing of theater system deliveries, the mix of theater systems shipped, the timing of the recognition of revenues and expenses on film production and distribution agreements, and foreign currency fluctuations. These factors and other risks and uncertainties are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed by the Company with the Securities and Exchange Commission.

                                 IMAX CORPORATION


                                                                                      Page
                                                                                      ----
PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          The following condensed consolidated financial statements are filed as part of this Report:


          Condensed Consolidated Balance Sheets as at September 30, 1997
          and December 31, 1996                                                         4

          Condensed Consolidated Statements of Operations for the
          three and nine month periods ended September 30, 1997 and 1996                5

          Condensed Consolidated Statements of Cash Flow
          for the nine month periods ended September 30, 1997 and 1996                  6

          Notes to Condensed Consolidated Financial Statements                          7

                                 IMAX CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
    Amounts in accordance with U.S. Generally Accepted Accounting Principles
                         (in thousands of U.S. dollars)
                                  (UNAUDITED)

                                                                                    September 30,    December 31,
                                                                                        1997             1996
ASSETS
Current assets
  Cash and cash equivalents                                                          $ 72,330           $102,589
  Short-term marketable securities                                                      3,843                  -
  Accounts receivable                                                                  31,293             17,995
  Current portion of net investment in leases                                           4,478              4,218
  Inventories and systems under construction (note 2)                                  29,858             21,292
  Prepaid expenses                                                                      4,852              2,109
                                                                                     --------           --------

     Total current assets                                                             146,654            148,203
Long-term marketable securities                                                        23,161             18,099
Net investment in leases                                                               43,511             34,494
Film assets                                                                            32,879             19,050
Capital assets                                                                         45,974             37,791
Deferred charges on debt financing                                                      3,991              4,653
Goodwill                                                                               44,545             46,454
                                                                                     --------           --------

     Total assets                                                                    $340,715           $308,744
                                                                                     ========           ========

Liabilities
Current liabilities
  Accounts payable                                                                   $  6,538           $  4,530
  Accrued liabilities                                                                  18,375             16,677
  Current portion of deferred revenue                                                  37,771             40,485
  Current portion of long-term debt                                                       516              1,156
  Income taxes payable                                                                  1,274              2,213
                                                                                     --------           --------

     Total current liabilities                                                         64,474             65,061
Long-term debt                                                                            609              1,178
Deferred revenue                                                                       20,102             14,117
Senior notes                                                                           65,000             64,689
Convertible subordinated notes                                                        100,000            100,000
Deferred income taxes                                                                  13,503              6,081
                                                                                     --------           --------

     Total liabilities                                                                263,688            251,126
                                                                                     --------           --------

MINORITY INTEREST                                                                       2,437              1,593
                                                                                     --------           --------
Redeemable preferred shares                                                             1,302              1,184
                                                                                     --------           --------

COMMITMENTS AND CONTINGENCIES (notes 3 and 4)

SHAREHOLDERS' EQUITY
Capital stock                                                                          51,839             46,810
Retained earnings                                                                      21,391              8,307
Cumulative translation adjustment                                                          58               (276)
                                                                                     --------           --------

     Total shareholders' equity                                                        73,288             54,841
                                                                                     --------           --------

     Total liabilities and shareholders' equity                                      $340,715           $308,744
                                                                                     ========           ========


 (See accompanying notes to the condensed consolidated financial statements on pages 7 to 9.)

                                IMAX CORPORATION
                CONDENSED CONSOLIDATED  STATEMENTS OF OPERATIONS
    Amounts in accordance with U.S. Generally Accepted Accounting Principles
             (in thousands of U.S. dollars, except per share data)
                                  (UNAUDITED)


                                                         Three months ended September 30,    Nine months ended September 30,
                                                              1997              1996             1997              1996
                                                         ---------------  ----------------  ---------------  -----------------
Revenue
Systems                                                         $22,477           $24,355         $ 60,456            $60,286
Films                                                            10,521             5,907           33,468             21,641
Other                                                             2,893             2,824            9,949             10,177
                                                                -------           -------         --------            -------
                                                                 35,891            33,086          103,873             92,104

COSTS AND EXPENSES                                               15,558            13,988           47,949             41,523
                                                                -------           -------         --------            -------

GROSS MARGIN                                                     20,333            19,098           55,924             50,581

Selling, general and administrative expenses                      6,880             7,179           21,569             20,530
Research and development                                            620               565            1,429              1,916
Amortization of intangibles                                         632               635            1,907              1,906
                                                                -------           -------         --------            -------

EARNINGS FROM OPERATIONS                                         12,201            10,719           31,019             26,229

Interest income                                                   1,645             1,605            4,485              3,713
Interest expense                                                 (3,340)           (3,350)          (9,972)            (8,453)
Foreign exchange gain (loss)                                        (98)               67              (76)              (281)
                                                                -------           -------         --------            -------

EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST               10,408             9,041           25,456             21,208

Provision for income taxes                                       (4,536)           (4,242)         (11,281)            (9,737)
                                                                -------           -------         --------            -------

EARNINGS BEFORE MINORITY INTEREST                                 5,872             4,799           14,175             11,471

Minority interest                                                  (387)             (555)            (844)              (965)
                                                                -------           -------         --------            -------

NET EARNINGS                                                    $ 5,485           $ 4,244         $ 13,331            $10,506
                                                                =======           =======         ========            =======

Net earnings available to common shareholders                   $ 5,401           $ 4,166         $ 13,084            $10,275
                                                                =======           =======         ========            =======

PER SHARE DATA (NOTE 5)

Net earnings                                                      $0.18             $0.14            $0.44              $0.34

Weighted average number of shares outstanding (000's)            30,380            29,654           30,064             29,978



 (See accompanying notes to the condensed consolidated financial statements on pages 7 to 9.)

                                IMAX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
    Amounts in accordance with U.S. Generally Accepted Accounting Principles
                         (in thousands of U.S. dollars)
                                  (UNAUDITED)


                                                                      Nine months ended September 30,
                                                                               1997             1996
                                                                    ---------------  ---------------
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net earnings                                                              $ 13,331          $ 10,506
Items not involving cash:
 Depreciation and amortization                                               9,926             8,168
 Deferred income taxes                                                       8,024             7,077
 Minority interest                                                             844               965
 Amortization of discount on senior notes                                      311             1,398
 Other                                                                         115               377
Change in net investment in leases                                          (9,261)           (8,687)
Change in deferred revenue                                                   3,270            (1,346)
Changes in non-cash operating assets and liabilities                       (22,832)          (11,545)
                                                                          --------          --------

Net cash provided by operating activities                                    3,728             6,913
                                                                          --------          --------

INVESTING ACTIVITIES
Increase in marketable securities                                           (8,803)          (66,069)
Purchase of capital assets                                                 (12,082)           (9,491)
Increase in film assets                                                    (17,137)           (8,896)
                                                                          --------          --------
Net cash used in investing activities                                      (38,022)          (84,456)
                                                                          --------          --------

FINANCING ACTIVITIES
Repayment of long-term debt                                                 (1,201)             (547)
Issue of convertible subordinated notes                                          -           100,000
Repurchase of senior notes                                                       -            (4,919)
Deferred charges on debt financing                                               -            (3,289)
Common shares repurchased                                                        -           (19,508)
Common shares issued                                                         4,993             1,417
                                                                          --------          --------

Net cash provided by financing activities                                    3,792            73,154
                                                                          --------          --------

Effect of exchange rate changes on cash                                        243               (73)
                                                                          --------          --------

DECREASE IN CASH AND CASH EQUIVALENTS DURING THE PERIOD                    (30,259)           (4,462)

Cash and cash equivalents, beginning of period                             102,589            50,747
                                                                          --------          --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $ 72,330          $ 46,285
                                                                          ========          ========


 (See accompanying notes to the condensed consolidated financial statements on pages 7 to 9.)

                               IMAX CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Imax Corporation and its wholly-owned and majority owned subsidiaries. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

     These financial statements should be read in conjunction with the Company's annual report on Form 10-K and the financial statements contained therein.

2.   INVENTORIES AND SYSTEMS UNDER CONSTRUCTION:


                                                         September 30,      December 31,
                                                             1997               1996
                                                       -----------------  -----------------
                                                            (000's)            (000's)

Raw materials                                                   $ 7,260            $ 4,840
Work-in-process                                                  22,128             15,008
Finished goods                                                      470                417
Acquired contracts in process                                         -              1,027
                                                                -------            -------
                                                                $29,858            $21,292
                                                                =======            =======

3.   FINANCIAL INSTRUMENTS

     From time to time the Company engages in hedging activities to reduce the impact of fluctuations in foreign currencies on its profitability and cash flow. The credit risk exposure associated with these activities would be limited to all unrealized gains on contracts based on current market prices. The Company believes that this credit risk has been minimized by dealing with highly rated financial institutions.

     To fund Canadian dollar costs through December 1998, the Company had entered into forward exchange contracts as at September 30, 1997 to hedge the conversion of $30 million of its cash flow into Canadian dollars at an
     average exchange rate of Canadian $1.36 per U.S. dollar.    In addition,
     the Company had entered into forward exchange contracts as at September 30, 1997 to hedge the conversion of 55 million Yen of its cash flow in 1997 into U.S. dollars at an average exchange rate of 106 Yen per U.S. dollar.

     The Company has also entered into foreign currency swap transactions to hedge minimum lease payments receivable under sales-type lease contracts denominated in Japanese Yen and French Francs. These swap transactions fix the foreign exchange rates on conversion of 168 million Yen at 98 Yen per U.S. dollar through September 2004 and on 17.4 million Francs at 5.1 Francs per U.S. dollar through September 2005.

     These hedging contracts are expected to be held to maturity; however, if they were terminated on September 30, 1997, the Company would have realized a gain of approximately $0.2 million based on the then prevailing exchange rates.

                               IMAX CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D) For the Nine Month Periods Ended September 30, 1997 and 1996
                                  (unaudited)



4.   CONTINGENCIES

     a) In April 1994, Compagnie France Film Inc. filed a claim against the Company in the Superior Court in the District of Montreal, in the Province of Quebec, alleging breach of contract and bad faith in respect of an agreement which the Plaintiff claims it entered into with the Company for the establishment of an IMAX theater in Quebec City, Quebec, Canada. Until December 1993, Imax was in negotiations with the Plaintiff and another unrelated party for the establishment of an IMAX theater in Quebec City.
     In December 1993, Imax executed a system lease agreement with the other party. During the negotiations, both parties were aware of the other party's interest in also establishing an IMAX theater in Quebec City. The Plaintiffs are claiming damages of Canadian $4.6 million, representing the amount of profit they claim they are denied due to their inability to proceed with an IMAX theater in Quebec City, together with expenses incurred in respect of this project and pre-judgment interest. The Company
     disputes this claim and has filed a defense in response.   Trial is
     scheduled for January 1998.

     Compagnie France Film had also incorporated a shell company, 3101-8450 Quebec Inc. ("3101"). 3101 was to, among other things, enter into a lease for the proposed IMAX theater site. In November 1993, while negotiations between Compagnie France Film and the Company were still ongoing, 3101 entered into a lease for the site. 3101 defaulted on the lease and the landlord sued 3101 in an unrelated action to which the Company was not a party. In February 1996, 3101 was found liable to pay the landlord damages in the amount of Canadian $2.5 million. Subsequent to that judgment 3101 intervened in the lawsuit between Compagnie France Film and the Company in order to claim from the Company damages in the amount of Canadian $2.5 million.

     The Company believes that it will be successful in its defense of these claims and the ultimate loss, if any, will not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of this litigation.

     (b) On February 26, 1996, Iwerks Entertainment Inc. filed a complaint against the Company alleging violations under the Sherman Act, the Clayton Act, tortious interference with contracts and prospective economic advantage, and unfair competition. The plaintiff is seeking unquantified damages, injunctive relief and restitution. The Company has filed an answer denying the material allegations of the complaint and is vigorously defending this action. The amount of the loss, if any, cannot be determined at this time.

     (c) In July 1997, Debra B. Altman filed a claim against the Company, and certain unidentified individuals, in the Superior Court of the State of California for the County of Los Angeles, alleging breach of contract, breach of implied covenant of good faith and fair dealing, breach of implied-in-fact contract, breach of confidence, constructive fraud, quantum meruit, unjust enrichment and constructive trust with respect to a film project the Plaintiff claims to have pursued with the Company. The Plaintiff is seeking unquantified damages exceeding $5 million. The Company disputes this claim and has removed it to the U.S. District Court for the Central District of California, Western Division, and intends to vigorously defend this action. The amount of the loss, if any, cannot be determined at this time.

     In addition to the litigation described above, the Company is currently involved in other litigation which, in the opinion of the Company's management, will not materially affect the Company's financial position or future operating results, although no assurance can be given with respect to the ultimate outcome for any such litigation.

                               IMAX CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D) For the Nine Month Periods Ended September 30, 1997 and 1996
                                  (unaudited)


5.   EARNINGS PER SHARE

     In deriving the net earnings available to common shareholders, the net earnings for the period have been decreased for the accretion and cumulative dividends on preferred shares.

     Pursuant to shareholders' approval at the Annual and Special Meeting held on May 6, 1997 the Company's shares were split on a 2-for-1 basis in May 1997. Earnings per share data for the current and comparative periods give effect to the stock split as if it had taken place at the beginning of the respective period.

     Financial Accounting Standards No.128, Earnings Per Share ("FAS 128") requires a change in the method of calculation of basic and diluted earnings per share for periods ended after December 15, 1997. The Company plans to adopt FAS 128 in the fourth quarter of 1997 for the year ended December 31, 1997. If FAS 128 had been adopted at September 30, 1997, basic earnings per share would have been $0.19 and $0.15 for the three month periods ended September 30, 1997 and 1996, respectively, and $0.46 and $0.37 for the nine month periods ended September 30, 1997 and 1996, respectively. Diluted earnings per share would have been $0.18 and $0.14 for the three month periods ended September 30, 1997 and 1996, respectively, and $0.44 and $0.34 for the nine month periods ended September 30, 1997 and 1996, respectively.

                                 IMAX CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business of the Company

The Company derives revenue principally from long-term theater system lease agreements, maintenance agreements, film production agreements, from the distribution of films and from the sale of motion simulator and other attractions products.

Under the Company's theater system sales and lease agreements, the Company receives upfront fees prior to the delivery of a system which are deferred and not recorded as revenue. At the time of delivery of the system, the upfront fees, plus in the case of sales-type leases the present value of the minimum annual royalty stream, are recognized as revenue. The cost of the system is charged as a cost of sale at the time of delivery. The discounted future minimum royalties are recorded on the Company's balance sheet as net investment in leases. In the event of default of payment of minimum contracted royalties the Company may repossess the system and refurbish it for resale.

Revenue from theater system sale and sales-type lease agreements is recognized on the completed contract method (that is, upon delivery of the system). The timing of theater system deliveries is largely dependent on timing of the construction and opening of the customer's theater. Revenue from system deliveries generally represents results from contracts signed 12 to 24 months prior to the date of recognition. Revenue from films produced for third parties is recognized when the film is completed and delivered to the sponsor. The completion of films for third parties depends upon the contracted delivery dates with film sponsors.

Revenue from theater systems and film production is generally predictable on a long-term basis given the relationship to projected theater systems deliveries and film completion dates. However, systems revenue and film revenue in any given quarter may vary significantly depending on the nature and timing of the delivery of systems and the completion of films.

The Company's other sources of revenue, which are independent from the delivery of theater systems and the completion of films for third parties, include: royalties not subject to minimums, royalties in excess of minimum royalties and finance income on sales-type leases, maintenance fees on systems, film distribution fees, film post-production fees, revenue from Company-operated theaters and camera rentals.


Results of Operations


Theater Signings and Backlog

During the third quarter of 1997, the Company signed contracts for 16 IMAX theater systems valued at $41.4 million. The value of signings represents a 49% increase over the $27.7 million value of the eight theater contracts signed in the third quarter of 1996. The theater signings for the third quarter of 1997 include one owned and operated location.

For the nine months ended September 30, 1997, the Company signed contracts for 40 theater systems valued at $93.0 million, a 49% increase over the $62.4 million value of the 21 contracts signed in the prior year period. As a result of these theater signings, the Company's sales backlog grew to $172.7 million at September 30, 1997, a 13% increase from $152.4 million at June 30, 1997 and a 31% increase from $131.8 million at December 31, 1996. The theater signings for the first nine months of 1997 include three owned and operated locations versus one owned and operated location in the same period last year.

                                 IMAX CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (CONT'D)


THEATER SIGNINGS AND BACKLOG (CONT'D)

The Company's sales backlog at September 30, 1997 represented contracts for 68 theater systems, including two upgrades of existing theaters to IMAX 3D. The Company's sales backlog will vary from quarter to quarter depending on the signing of new systems which adds to backlog and the delivery of systems which reduces backlog. Sales backlog represents the revenue under firm contracts for new theater system installations not yet completed which will be recognized as revenue over approximately the next two years as the theater systems are delivered. The value of sales backlog does not include owned and operated, participation or joint venture theaters, letters of intent, IMAX(R) Ridefilm(TM) contracts or long-term theater commitments. As of September 30, 1997, there was a backlog of 27 IMAX Ridefilm systems, including six upgrades, and 16 IMAX Ridefilm theaters in operation.

THREE MONTHS ENDED SEPTEMBER 30, 1997 VERSUS THREE MONTHS ENDED SEPTEMBER 30,
1996

The Company reported net earnings of $5.5 million or $0.18 per share for the third quarter of 1997 compared to $4.2 million or $0.14 per share for the third quarter of 1996. Earnings per share information has been adjusted for the 2-for-1 stock split which became effective by May 27, 1997.

The Company's revenues for the third quarter of 1997 increased 8% to $35.9 million from $33.1 million in the corresponding quarter last year as a result of growth in film and other revenues offsetting a decline in system revenues.

Systems revenue, which includes revenue from theater system sales and leases, royalties and maintenance fees, decreased approximately 8% to $22.5 million in the third quarter of 1997 from $24.4 million in the same quarter last year. Revenue from theater system deliveries was lower in the third quarter of 1997 compared to the third quarter of 1996. The Company recognized revenues on five theater systems in the third quarter of 1997 versus eight theater systems in the third quarter of 1996. Revenues in the third quarter of 1997 reflect a higher average value of theater systems contracts recognized compared to 1996 due to a higher proportion of international and IMAX 3D theater system deliveries. Recurring revenues from both royalties and maintenance fees increased 23% in the third quarter of 1997 over the prior year period principally as a result of growth in the IMAX theater network.

Film revenue comprises revenue recognized from film production, film distribution and film post-production activities. Film revenue increased 78% to $10.5 million in the third quarter of 1997 from $5.9 million in the same quarter last year due to an increase in film distribution and post-production revenues. Film distribution revenue increased in the current quarter over the comparable quarter of 1996 due to strong results of films which were released in the latter half of 1996 and the first half of 1997 and also due to growth in the IMAX theater network.

Other revenues increased 2% to $2.9 million from $2.8 million in the prior year quarter. There were no deliveries of IMAX Ridefilm systems to third parties in the third quarter of 1997 or the corresponding quarter last year.

Gross margin for the second quarter of 1997 was $20.3 million, or 57% of total revenue, compared to $19.1 million, or 58% of total revenue, in the corresponding quarter last year. Gross margin as a percentage of total revenue in the current year is relatively consistent with the prior year period despite the lower proportion of systems revenue due to better margin on film production, post-production and other activities and lower purchase accounting in the current year.

                                 IMAX CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (CONT'D)

THREE MONTHS ENDED SEPTEMBER 30, 1997 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 1996 (CONT'D)

Selling, general and administrative expenses were $6.9 million in the third quarter of 1997 compared to $7.2 million in the corresponding quarter last year. The decrease in selling, general and administrative expenses in 1997 compared to 1996 resulted from a reduction in costs associated with IMAX Ridefilm, litigation and other corporate expenses, partially offset by increases in costs associated with branding and affiliate relations initiatives.

The effective tax rate on earnings before taxes differs from the statutory tax rate and will vary from quarter to quarter primarily as a result of the amortization of goodwill, which is not deductible for tax purposes, and the provision of income taxes at different tax rates in foreign and other provincial jurisdictions.

NINE MONTHS ENDED SEPTEMBER 30, 1997 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1996

The Company reported net earnings of $13.3 million or $0.44 per share for the first nine months of 1997 compared to $10.5 million or $0.34 per share for the first nine months of 1996. Earnings per share information has been adjusted for the 2-for-1 stock split which became effective by May 27, 1997.

The Company's revenues for the first nine months of 1997 increased 13% to $103.9 million from $92.1 million in the corresponding period last year as a result of higher recurring revenues from royalties and maintenance fees and higher film revenues.

Systems revenue was essentially flat at $60.5 million in the first nine months of 1997 compared to $60.3 million in the same period last year. Revenue from theater system deliveries was lower in the first nine months of 1997 compared to the same period last year. The Company recognized revenues on 14 theater systems in the first nine months of 1997 as compared to 19 theater systems in the prior year period. Revenues in the first nine months of 1997 reflect a higher average value of theater systems contracts recognized compared to the same period in 1996 due to a higher proportion of international and IMAX 3D theater system deliveries. Recurring revenues from both royalties and maintenance fees increased 30% in the first nine months of 1997 over the prior year period.

Film revenue increased 55% to $33.5 million in the first nine months of 1997 from $21.6 million in the same period last year due to an increase in film distribution and post-production revenues. Film distribution revenue increased in the first nine months of 1997 over the comparable period last year due to strong results of films which were released in the latter half of 1996 and first half of 1997 and also due to growth in the IMAX theater network. There was one film produced for a third party in each of the first nine months of 1997 and 1996.

                                 IMAX CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (CONT'D)

NINE MONTHS ENDED SEPTEMBER 30, 1997 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1996 (CONT'D)


Gross margin for the first nine months of 1997 was $55.9 million, or 54% of total revenue, compared to $50.6 million, or 55% of total revenue, in the corresponding period last year. Gross margin as a percentage of total revenue in the current year is relatively consistent with the prior year period despite the lower proportion of systems revenue due to better margin on film production, post-production and other activities and lower purchase accounting in the current year.

Selling, general and administrative expenses were $21.6 million in the first nine months of 1997 compared to $20.5 million in the first nine months of 1996. The increase in selling, general and administrative expenses in 1997 over 1996 resulted principally from marketing, branding and affiliate relations initiatives and litigation costs, offset by a decrease in costs associated with IMAX Ridefilm.

Research and development expenses decreased to $1.4 million in the first nine months of 1997 compared to $1.9 million in the first nine months of last year. The Company's technical staff were engaged, earlier in 1997, in the design and production of the new IMAX 3D SR theater system and not in the typical research and development activities. Research and development expenses returned to historical levels in the third quarter of 1997.

The effective tax rate on earnings before taxes differs from the statutory tax rate and will vary from quarter to quarter primarily as a result of the amortization of goodwill, which is not deductible for tax purposes, and the provision of income taxes at different tax rates in foreign and other provincial jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company's principal source of liquidity included cash and cash equivalents of $72.3 million, marketable securities totalling $27.0 million, trade accounts receivable of $31.3 million, and the amounts receivable under contracts in backlog which are not yet reflected on the balance sheet.
The Company also has unused lines of credit under a working capital facility of U.S. $6.3 million.

The Company partially funds its operations primarily through cash flow from operations. Under the terms of the Company's typical theater system lease agreement, the Company receives cash payments before it completes the performance of its obligations. Similarly, the Company typically receives cash payments for film production in advance of related cash expenditures. These cash flows have generally been adequate to finance the ongoing operations of the Company.

In the first nine months of 1997, cash provided by operating activities amounted to $3.7 million after the payment of interest on the Senior and Convertible
Notes totalling $9.4 million and working capital requirements.   Working capital
requirements in the first nine months of 1997 included an increase of $8.6 million in the Company's inventory due to manufacturing activity related to systems in backlog and IMAX Ridefilm systems scheduled for delivery over the next 18 months and an increase in accounts receivable of $13.3 million, primarily related to an increase in the amount of upfront fees billed in connection with the higher signings activity and the growth in the number of systems in backlog.

                                 IMAX CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (CONT'D)


LIQUIDITY AND CAPITAL RESOURCES (CONT'D)

Cash used in investing activities in the first nine months of 1997 included an increase in marketable securities of $8.8 million, expenditure of $12.1 million on capital assets, principally building and other assets under construction and motion simulation equipment, and investment of $17.1 million in film assets.

During the first nine months of 1997, the Company repaid $1.2 million of long-term debt, compared to $0.5 million in the first nine months of 1996 and received $5.0 million of proceeds from common shares issued under stock option agreements.

The Company believes that cash flows from operations together with existing cash balances and the working capital facility will continue to be sufficient to meet cash requirements in the foreseeable future.


PART II    OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In April 1994, Compagnie France Film Inc. filed a claim against the Company in the Superior Court in the District of Montreal, in the Province of Quebec, alleging breach of contract and bad faith in respect of an agreement which the plaintiff claims it entered into with the Company for the establishment of an IMAX theater in Quebec City, Quebec, Canada. Until December 1993, Imax was in negotiations with the plaintiff and another unrelated party for the establishment of an IMAX theater in Quebec City. In December 1993, Imax executed a system lease agreement with the other party. During the negotiations, both parties were aware of the other party's interest in also establishing an IMAX theater in Quebec City. The plaintiffs are claiming damages of Canadian $4.6 million, representing the amount of profit they claim they are denied due to their inability to proceed with an IMAX theater in Quebec City, together with expenses incurred in respect of this project and pre-judgement interest. The Company disputes this claim and has filed a defense in response. Trial is scheduled for January 1998. Compagnie France Film had also incorporated a shell company, 3101-8450 Quebec Inc. ("3101"). 3101 was to, among other things, enter into a lease for the proposed IMAX theater site. In November 1993, while negotiations between Compagnie France Film and the Company were still ongoing, 3101 entered into a lease for the site. 3101 defaulted on the lease and the landlord sued 3101 in an unrelated action to which the Company was not a party. In February 1996, 3101 was found liable to pay the landlord damages in the amount of Canadian $2.5 million. Subsequent to that judgment 3101 intervened in the lawsuit between Compagnie France Film and the Company in order to claim from the Company damages in the amount of Canadian $2.5 million. The Company believes that it will be successful in its defense of these claims and the ultimate loss, if any, will not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of this litigation.

                                 IMAX CORPORATION

The Company filed a complaint in August 1994 in the U.S. District Court for the Northern District of California claiming that Neil Johnson, NJ Engineering Inc. and Cinema Technologies Inc. have misappropriated the Company's trade secrets in the design and manufacture of defendants' 70mm 15-perforation projection systems. The Company is seeking an injunction against Cinema Technologies Inc. to prevent shipment of projectors, which incorporate the Company's trade secrets, in addition to damages. The defendant has brought two motions for summary judgement, one of which was based on the defendant's statute of limitations defense and the other based on, among others, the defendant's contention that the trade secrets at issue were not trade secrets. The court denied the motion based on the statute of limitations defense, granted the motion based on the trade secret status issue, and entered a judgement for the defendants. The Company has filed an appeal of this decision to the U.S. Court of Appeal for the Ninth Circuit. The Company expects that the appeal will be heard in early 1998.

Iwerks Entertainment, Inc. filed a complaint against the Company on February 26, 1996 in the U.S. District Court for the Central District of California alleging violations under the Sherman Act, the Clayton Act, and tortious interference with contracts and prospective economic advantage. Iwerks Entertainment, Inc. is seeking unquantified damages, injunctive relief and restitution. The Company has filed an answer denying the material allegations of the complaint and is vigorously defending this action.

In July 1997, Debra B. Altman filed a claim against the Company, and certain unidentified individuals, in the Superior Court of the State of California for the County of Los Angeles, alleging breach of contract, breach of implied covenant of good faith and fair dealing, breach of implied-in-fact contract, breach of confidence, constructive fraud, quantum meruit, unjust enrichment and constructive trust with respect to a film project the Plaintiff claims to have pursued with the Company. The Plaintiff is seeking unquantified damages exceeding $5 million. The Company disputes this claim and has removed it to the U.S. District Court for the Central District of California, Western Division, and intends to vigorously defend this action. The amount of the loss, if any, cannot be determined at this time.

          In addition to the litigation described above, the Company is currently involved in other litigation which, in the opinion of the Company's management, will not materially affect the Company's financial position or future operating results, although no assurance can be given with respect to the ultimate outcome for any such litigation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.       EXHIBITS

   11 Statement Re: Computation of earnings per share for the three and nine month periods ended September 30, 1997 and 1996

B.       REPORTS ON FORM 8-K

         No reports on Form 8-K were filed in the three month period ended September 30, 1997.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    IMAX CORPORATION



Date:  November 11, 1997             By: /S/ John M. Davison
-------------------------                ----------------------
                                         John M. Davison
                                         Executive Vice President, Operations
                                         and Chief Financial Officer
                                         (Principal Financial Officer)

                                     By: /S/  Michael M. Davies
                                       -----------------------------
                                       Michael M. Davies
                                       Vice President and Corporate
                                       Controller
                                       (Principal Accounting Officer)