Form 10-K405
period 1997-12-31
IMAX CORP
filed 1998-03-31
CIK 921582

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
   [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997

   [_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                        Commission file Number 0-24216

                               IMAX CORPORATION
             (Exact name of registrant as specified in its charter)

               CANADA                               98-0140269
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
 incorporation or organization)

2525 SPEAKMAN DRIVE, MISSISSAUGA,
       ONTARIO, CANADA                               L5K 1B1
(Address of principal executive offices)          (Postal Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (905) 403-6500

          Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of exchange
      Title of Each Class                      on which registered
      -------------------                      -------------------
            None

          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON SHARES, NO PAR VALUE
                                (Title of class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes [X]  No [_]

  The aggregate market value of the Common Shares of the registrant held by non-affiliates of the registrant, computed by reference to the last sale price of such shares as of the close of trading on March 11, 1998 was $473,178,429 (17,364,346 common shares times $27.25). As of March 11, 1998, there were 29,414,634 Common Shares of the registrant outstanding.

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

================================================================================

                           Annual Report on Form 10-K

                               DECEMBER 31, 1997

                               Table of Contents

                                                                                                           Page
                                                                                                         --------
                                                     PART I

Item 1 --    Business..................................................................................     4
Item 2 --    Properties................................................................................    12
Item 3 --    Legal Proceedings.........................................................................    12
Item 4 --    Submission of Matters to a Vote of Security Holders.......................................    13

                                                    PART II

Item 5 --    Market for Registrant's Common Equity and Related Stockholder Matters.....................    14
Item 6 --    Selected Financial Data...................................................................    15
Item 7 --    Management's Discussion and Analysis of Financial Condition and Results of Operations.....    18
Item 8 --    Financial Statements and Supplementary Data...............................................    27
Item 9 --    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......    50

                                                   PART III

Item 10 --   Directors and Executive Officers of the Registrant........................................    50
Item 11 --   Executive Compensation....................................................................    53
Item 12 --   Security Ownership of Certain Beneficial Owners and Management............................    58
Item 13 --   Certain Relationships and Related Transactions............................................    60

                                                   PART IV

Item 14 --   Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................    62
Signatures.............................................................................................    65

                               EXCHANGE RATE DATA

  Unless otherwise indicated, all dollar amounts in this document are expressed in United States dollars. The following table sets forth, for the periods indicated, certain exchange rates based on the noon buying rate in the City of New York for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York (the "Noon Buying Rate"). Such rates quoted are the number of U.S. dollars per one Canadian dollar and are the inverse of rates quoted by the Federal Reserve Bank of New York for Canadian dollars per U.S. $1.00. The average exchange rate is based on the average of the exchange rates on the last day of each month during such periods. The Noon Buying Rate on December 31, 1997 was U.S. $0.6999.

                                                                        Year ended December 31
                                  -------------------------------------------------------------------------------------------------
                                             1993                1994                1995                1996                1997
                                  -----------------   -----------------   -----------------   -----------------   -----------------
Exchange rate at end of period       U.S. $0.7544        U.S. $0.7134        U.S. $0.7325        U.S. $0.7301        U.S. $0.6999
Average exchange rate
 during period....................         0.7751              0.7299              0.7312              0.7329              0.7220
High exchange rate during
 period...........................         0.8046              0.7644              0.7533              0.7513              0.7471
Low exchange rate during
 period...........................         0.7439              0.7098              0.7008              0.7235              0.6945

              SPECIAL NOTE REGARDING FORWARD -LOOKING INFORMATION

  Certain statements included herein may constitute "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.


--------------------------------------------------------------------------------

IMAX(R), IMAX(R) Dome, IMAX(R) Ridefilm/TM/, IMAX(R) Solido(R), OMNIMAX(R), IMAX(R) 3D, Personal Sound Environment(R), and The IMAX(R) Experience(TM) are trademarks and trade names of the Company or its subsidiaries that are registered or otherwise protected under laws of various jurisdictions.

                                     PART I
Item 1. Business

GENERAL

  Imax Corporation and its subsidiaries (the "Company") designs and manufactures projection and sound systems for giant-screen ("15/70-format") theaters based on proprietary and patented technology and is the largest producer and distributor of films for giant-screen theaters. The Company also designs and supplies custom
attractions including motion simulation theaters   for both large-scale
attractions and smaller venues. The Company generally does not own IMAX theaters but leases its projection and sound systems and licenses the use of its
trademarks.   The IMAX brand name enjoys widespread recognition with more than
500 million viewers throughout the world having experienced the Company's high-quality, giant-screen theater attractions since 1970 including over 60 million viewers in 1997.

  The Company has experienced substantial growth recently as a result of the increased demand for both IMAX theaters in commercial locations and IMAX 3D theater systems. In 1997, the Company signed agreements for 60 IMAX theater systems valued at $132.3 million representing a 107% increase in the number and 48% increase in the value of theater systems signed versus the 29 theater systems valued at $89.6 million signed during 1996. As a result of the record signings activity, the Company's sales backlog increased by a record $43.6 million in 1997 to $175.4 million (representing the value of contracts for 77 theater systems including three system upgrades), an increase of 33% versus $131.8 million (representing the value of contracts for 45 theater systems) in 1996. In 1997, 88% of the Company's theater system signings were for commercial locations versus only 26% of the Company's existing theaters being in commercial locations. In 1997, 93% of the Company's theater signings were for IMAX 3D theater systems versus only 22% of the Company's existing theaters being IMAX 3D.

  The IMAX system network is the most extensive giant-screen theater network in the world with 159 theaters operating in 22 countries and a backlog of 77 theater systems under signed contracts as of December 31, 1997. IMAX theater systems combine advanced high-resolution projection systems, sound systems and screens as large as eight stories high (approximately 80 feet) that extend to the edge of a viewer's peripheral vision to create highly realistic audio-visual experiences. As a result, audiences feel as if they are a part of the on-screen action in a way that is more intense and exciting than in traditional theaters. In addition, the Company's IMAX 3D theater systems combine the same projection and sound systems and up to eight story screens with 3D images that further increase the audience's feeling of immersion in the film. IMAX theater systems are often a featured attraction at high profile and prestigious locations such as the Smithsonian Institution, the Kennedy Space Center in Florida, Lincoln Square in New York, Port Vell in Barcelona, Spain, the Museum of Science and Industry in Chicago, the theater adjacent to Grand Canyon National Park and the Luxor Hotel and Casino in Las Vegas, Nevada. Additionally, IMAX theaters and films have been showcased by major entertainment companies such as Universal Studios, The Walt Disney Company and Caesars Palace, Inc.

  The library of 15/70-format films available for IMAX theaters includes 133 films at the end of 1997, of which the Company has the distribution rights to 47 such films. 15-perforation, 70 mm ("15/70") is the size of the film frame used in IMAX projection systems and is the largest commercially available film size. By utilizing 15/70-format film, IMAX theaters can project images which are larger and clearer than other film formats. 15/70-format films cover a variety of entertaining and educational subjects, including space (The Dream Is Alive which was filmed from NASA's space shuttles and has grossed over $140 million since its release in 1985), rock concerts (Rolling Stones "At the Max"), and historical events (Fires of Kuwait, which was nominated for an Academy Award(R)) as well as commercial films (Across the Sea of Time which was produced by Sony Corporation and The IMAX Nutcracker which was produced by the Company).

   The Company also utilizes its proprietary and immersive sight, sound and motion technologies to create unique entertainment attractions including motion simulation theaters. The Company offers motion simulation theaters both for large-scale attractions through its IMAX Simulator Ride ("ISR") technology and for more compact venues through its IMAX Ridefilm technology.

  The Company was formed in March 1994 as a result of an amalgamation between WGIM Acquisition Corp. and the former Imax Corporation ("Predecessor Imax"). Predecessor Imax was incorporated in 1967.

PRODUCT LINES

  The Company is the largest designer and supplier of projection and sound systems and the largest producer and distributor of 15/70-format films for giant-screen theaters. Additionally, both directly and through Ridefilm Corporation, a wholly-owned subsidiary, the Company designs and manufactures motion simulation theaters and produces films for movie rides. The Company's theater systems include specialized projection equipment, advanced sound systems, specialty screens, theater automation control systems and film handling equipment. The Company's motion simulation theaters also include motion platforms and control systems. Currently, the Company derives substantially all of its revenues from giant-screen theaters and related film products and services.

GIANT-SCREEN THEATERS

  The Company is the pioneer and leader in the giant-screen, large-format film industry. The IMAX theater system network has the largest installed base of giant-screen theater systems, with systems located in 159 theaters in 22 countries, and a backlog of 77 theater systems under signed contracts as of December 31, 1997. IMAX theaters have flat or dome shaped screens in 2D and 3D which are many times larger than conventional theaters, which extend to the edge of the viewer's peripheral vision. The theaters have a steeply inclined floor to provide all audience members a clear view of the screen and typically seat 300 to 500 people.

  The Company's projection systems utilize the largest commercially available film format (70mm, 15-perforation film frame), which is 10 times larger than conventional film (35mm, 4-perforation film frame) and therefore are able to project significantly more detail on a larger screen. The Company believes its projectors, which utilize the Company's Rolling Loop technology, are unsurpassed in their ability to project film with maximum steadiness and clarity with minimal film wear, and substantially enhance the quality of the projected image. As a result, the Company's projection systems deliver a higher level of clarity, detail and brightness compared to conventional movies and competing systems.

  To complement the film technology and viewing experience, IMAX theater systems feature unique digital sound systems. The sound systems are among the most advanced in the industry and help to heighten the sense of realism of a 15/70-format film. IMAX sound systems are specifically designed for IMAX theaters and are an important competitive advantage of IMAX systems.

  The following chart shows the number of the Company's theater systems by product, installed base and backlog as of December 31, 1997:

                                         2D                                                3D
                   -----------------------------------------------  -------------------------------------------------
                       PRODUCT       Installed Base     Backlog(1)       Product       Installed Base      Backlog(1)
                   ----------------  ---------------  ------------  -----------------  ---------------  -------------
Flat Screen......  IMAX                   61               8        IMAX 3D                  32               33
                                                                    IMAX 3D SR               --               30
Dome Screen......  IMAX Dome              63               6        IMAX Solido               3               --

(1)  Backlog includes three upgrades of systems.

  IMAX AND IMAX DOME SYSTEMS. IMAX and IMAX Dome systems make up the largest component of the Company's installed theater base. IMAX theaters, with a flat screen, were introduced in 1970, while IMAX Dome theaters, previously known as OMNIMAX theaters, are designed for tilted dome screens and were introduced in 1973. There have been several significant proprietary and patented enhancements to these systems since their introduction.

  IMAX 3D SYSTEMS. IMAX 3D systems make up the largest component of the Company's backlog. IMAX 3D theaters utilize a flat screen 3D system which produces realistic three-dimensional images on a giant IMAX screen. The Company believes that the IMAX 3D system offers consumers one of the most realistic 3D experiences available today. To create the 3D effect, the audience uses either polarized glasses or electronic glasses that separate the left- and right-eye images. The electronic glasses use liquid crystal shutter lenses controlled by an infrared signal. Each lens "opens and closes" 48 times a second in synchronization with the projector to produce full color stereoscopic viewing. IMAX 3D systems represent an increasing portion of the Company's product mix. The IMAX 3D projectors can project both 2D and 3D films, allowing theater owners the flexibility to exhibit either type of film. The Company offers upgrades to existing theaters which have 2D IMAX projection systems to IMAX 3D projection systems. Since the introduction of IMAX 3D technology, the Company has upgraded nine theater systems and had two additional upgrades in backlog as of December 31, 1997.

  In 1997, the Company launched a smaller IMAX 3D system called IMAX 3D SR; a patented theater system that combines a proprietary theater design, a more automated projection system and specialized sound system to replicate the experience of a larger IMAX 3D theater in a smaller space (up to 270 seats). The IMAX SR theater system is designed to be located primarily in multiplexes. The Company had 30 IMAX 3D SR systems in backlog at December 31, 1997.

  IMAX SOLIDO SYSTEMS. IMAX Solido theaters comprise a dome screen 3D system that projects the film onto a tilted dome such that objects not only appear to "come out" from the screen but also to envelop the viewer. IMAX Solido projectors, like IMAX 3D projectors, can project both 2D and 3D films.

  TEMPORARY THEATER SYSTEMS. The Company leases theater systems on a short-term basis for world fairs, expositions or similar events. The Company has leased theater systems for use at substantially all major world fairs since its inception.

THEATER SYSTEM LEASES

  The Company's system leases generally have 10 to 20-year initial terms and, subject to certain conditions, are typically renewable by the customer for one or more additional ten-year terms. As part of the lease agreement, the Company advises the customer on theater design, custom assembles and supervises the installation of the theater system, provides training to theater personnel and ongoing maintenance to the system. Prospective theater owners are responsible for providing the theater location, the design and construction of the theater building and any other necessary improvements. Under the terms of the typical lease agreement, the title to all theater system equipment (including the projection screen, the projector and the sound system) remains with the Company. The Company has the right to remove the equipment for non-payment or other defaults by the customer. The Company has experienced a minimal default rate and has never removed a system for non-payment. The contracts are generally not cancelable by the customer unless the Company fails to perform its obligations. The contracts are generally denominated in U.S. dollars, except in Canada and Japan, where contracts are denominated in Canadian dollars and Japanese yen, respectively.

  The typical lease agreement provides for three major sources of revenue: (i) upfront fees, (ii) ongoing royalty payments and (iii) ongoing maintenance fees. Royalty payments and maintenance fees are generally received over the life of the contract and are usually adjusted annually based on changes in the local consumer price index. The terms of each lease agreement vary according to the system technology provided and the geographic location of the customer.

  The following is an overview of the theater system contract signings over the past five years:

                                                        1993          1994          1995          1996          1997
                                                    ------------  ------------  ------------  ------------  ------------
Permanent systems signed (1)...................            17            15            24            29            60
Temporary systems signed.......................            --             4            --            --            --
                                                        -----         -----         -----         -----        ------
Total systems signed...........................            17            19            24            29            60
Value of systems signed (in millions) (2)......         $32.1         $46.0         $64.6         $89.6        $132.3

(1) Represents the number of the Company's theater systems which were the subject of sale or long-term lease agreements signed by the Company. The number of signings indicated for 1995, 1996 and 1997 include four, three and three theater system upgrades, respectively. The number of signings indicated for 1997 includes nine joint ventures and three wholly-owned theaters. For 1996, theater signings include three wholly-owned theaters.
(2) Does not include the value of wholly-owned, partnership or joint venture theaters.

THEATER OPERATIONS AND INVESTMENTS

  In 1997, the Company signed contracts for nine joint ventures and three wholly-owned theater locations. The Company has one wholly-owned and three joint venture theaters in which it has a 50% equity interest. As of December 31, 1997 the Company's sales backlog includes nine joint ventures and four wholly-owned theater locations.

  In the case of joint ventures, the Company generally contributes the projection and sound system to the theater in exchange for a percentage of the theater revenues and/or profits. The Company's partner is generally responsible for constructing and outfitting the theater. The Company may also provide management services in return for a fee or a percentage of theater revenues as part of the joint venture.

ATTRACTIONS

   The Company's attractions products utilize its proprietary and immersive sight, sound and motion technologies to create unique entertainment attractions. Currently the Company's primary attractions products are movie ride simulation theaters which combine high-resolution projectors, engaging films and digital sound technology with motion platforms to provide a unique entertainment experience. A typical movie ride lasts approximately four minutes and new movie rides can be shown by simply changing the film and the motion profile on the computer software.

  LARGE SCREEN MOTION SIMULATION THEATERS. Large scale IMAX Simulator Rides or ISRs such as the Asteroid Adventure ride at Phantasialand in Bruhl, Germany, which seats 256 passengers, combine an IMAX Dome projection system with several multiple passenger vehicles. This design is similar to the design of Back To The Future(R) . . . The Ride which seats 192 passengers and features a 15/70-format film and IMAX Dome system. The Company entered into a joint venture with Caesars World (an ITT Corporation subsidiary) and jointly developed and co-owns Race For Atlantis, a 3D ISR in the Forum Shops at Caesars Palace in Las Vegas which seats 108 passengers and opened to the public in January 1998.

  IMAX RIDEFILM THEATERS. IMAX Ridefilm theaters feature a compact, modular design which maintains the ride quality of large-scale ISRs in a smaller space allowing IMAX Ridefilm theaters to be located in smaller locations including shopping malls, casinos, and location-based entertainment centers. The IMAX Ridefilm theater design places a 180-degree spherically curved screen in front of, and partially around, an 18-passenger vehicle. The members of the audience have a large portion of their peripheral vision covered by the projected image and front-row passengers sit as close as six feet from the screen. This enhances the feeling of being in the movie as compared to competing simulation theaters which are typically configured as conventional movie theaters with flat or slightly curved screens located in front of rows of seats. As of December 31, 1997, the Company had delivered 26 IMAX Ridefilm systems and there was a backlog of 18 systems, including six upgrades.

SOUND SYSTEMS

  The Company, through its 51% owned subsidiary, Sonics Associates Inc. ("Sonics"), manufactures the sound systems for the Company's theaters. IMAX theaters feature six-channel 12,000 watt high-fidelity sound-systems with sub-bass which places full range speakers both in front of and behind the audience to provide a complete sound field with the ability to relate sounds to the action on and off the screen. The Company custom designs the loudspeaker system for each IMAX theater to eliminate variations in volume and sound quality over the theater seating area to ensure that the members of the audience experience superb sound quality regardless of where they are seated. The Company has developed a patented digital audio technology with advanced circuit design specifically to enhance sound clarity and depth of sound reproduction. Sonics is 51% owned by the Company and 49% owned by four executive officers of Sonics.

  The Company and Sonics have developed a 3D "directional" sound technology marketed under the trade name and trademark Personal Sound Environment ("PSE") that can pinpoint sound placement so that sounds seem to be coming from a particular direction and distance. This technology allows the realistic reproduction of sounds such as a whisper over the listener's shoulder, a tennis match being played 30 feet away, or an oncoming car veering away from the listener at the last possible moment. The PSE system utilizes wireless headsets with small speakers located in front of the listener's ear. The PSE system has been installed in nine theaters.


FILM PRODUCTION AND DISTRIBUTION

  The library of 15/70-format films available for IMAX theaters consists of 133 films at the end of 1997 on subjects such as space, wildlife, music, history and natural wonders and commercial subjects. The Company has distribution rights to 47 such films. The majority of the 15/70-format films have been produced by third parties, including several award-winning filmmakers. There are currently more than twenty 15/70-format films in production, including one being produced by the Company, which are expected to be released over the next three years.

   15/70-format films can make audiences feel as though they have been transported to places they have never been through the use of the largest, clearest film images available today. In addition to their entertainment appeal, 15/70-format films often seek to educate the audience. 15/70-format films are expected to be in distribution for five or more years, although many of the films in the library have remained popular for longer periods including the films To Fly! (1976), Grand Canyon--The Hidden Secrets (1984) and The Dream Is Alive (1985) which were all exhibited during 1997. In 1997 there were eight new films released in the 15/70-format. 15/70-format films have been filmed from the NASA space shuttles (The Dream Is Alive), documented rock concerts (Rolling Stones "At the Max"), examined natural wonders (The Eruption of Mount St. Helens), and recorded historic events (Fires of Kuwait, which was nominated for an Academy Award(R)).

  FILM PRODUCTION. The Company produces films financed either internally or, partially or fully, financed by third parties. With respect to third party productions, the third party generally pays for all production costs in advance of the Company's expenditures. The Company generally receives a film production fee in exchange for producing the films and is appointed the exclusive distributor of the film. When the Company produces films, it typically hires production talent and specialists on a project-by-project basis, similar to a movie studio, allowing the Company to retain creative and quality control without the burden of significant ongoing overhead expenses. Typically, the ownership rights to films produced for third parties are held by the film sponsors, the film investors and the Company. In the case of films for IMAX Ridefilm theaters, the Company primarily finances these films internally.

   David Keighley Productions 70MM Inc., a wholly-owned subsidiary of the Company, provides film post-production and quality control services for 15/70-format films (whether produced internally or externally).

  FILM DISTRIBUTION. The Company generally distributes all the films produced by the Company and has acquired distribution rights to films produced by independent producers. The Company has distribution rights to more 15/70-format
films than any competing distributor.   As distributor, the Company generally
receives a percentage of the
theater box office receipts. On a limited basis, the Company also markets video cassette and laser disk souvenir copies of its films both at theaters and through general retail chains.

  CAMERAS. The Company rents 2D 15/70-format cameras and provides technical and post-production services to third party producers for a fee. The Company maintains 24 cameras and other film and lighting equipment to support third-party producers and also offers production advice and technical assistance to filmmakers.

  The Company has developed a state-of-the-art patented dual filmstrip 3D camera; which is among the most advanced motion picture cameras in the world and is the only 3D camera of its kind. The IMAX 3D camera simultaneously shoots left- and right-eye images and its compact size allows filmmakers access to a variety of locations, such as underwater or aboard aircraft. The Company has two such cameras in its inventory and is manufacturing a third camera.

MARKETING AND CUSTOMERS

  The Company has experienced an increase in the number of commercial theater signings since 1995. At December 31, 1997, the number of commercial theaters installed and in backlog had increased 70% over 1996 and the segment is now the largest with 41 theaters installed and 62 in backlog. The Company's institutional customers include science and natural history museums, zoos, aquaria and other educational and cultural centers. The Company also leases its systems to theme parks, tourist destination sites, fairs and expositions. For a breakdown of the installed theater base and backlog by market segment, geographic segment and product as of December 31, 1997, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The Company also markets IMAX attractions hardware and films, including motion simulation products, to theme parks, entertainment centers and other high traffic locations.


INDUSTRY AND COMPETITION

  The Company faces competition in all of its business activities. There can be no assurance that the Company's existing products will continue to compete effectively. The commercial success of the Company's products is ultimately dependent upon consumer preferences. There can be no assurance that changes in consumer preferences will not make the Company's products less competitive.

  The out-of-home entertainment industry in general is undergoing significant changes, primarily due to technological developments and changing consumer tastes. Numerous companies are developing new entertainment products for the out-of-home entertainment industry in response to these changes, and some of these new products are or may be directly competitive with the Company's products. Competitors may design products which are more attractive to the consumers and/or more cost effective than the Company's products and that may make the Company's products less competitive. There can be no assurance that the Company's existing products will continue to compete effectively and be attractive to consumers or that its products under development will ever be attractive to consumers or be competitive. The Company may also face competition from companies in the entertainment industry with substantially greater financial and other resources than the Company.

Large-Format Theater Industry

  The Company competes with a number of manufacturers of large-format film projection systems; however, the IMAX theater network and the number of 15/70-format films to which the Company has distribution rights are substantially larger than those of its 15/70-format competitors. The Company's customers generally consider a number of criteria when selecting a large-format theater including quality, reputation, brand name recognition, type of system, features, price and service. The Company believes that its competitive strengths include the value and increasing awareness of the IMAX brand name, the quality and historic up-time of IMAX theater systems, the number and quality of 15/70-format films that it distributes, the quality of the sound system included with the IMAX theater and the level of the Company's service and maintenance efforts.

MOTION SIMULATION INDUSTRY

  The Company competes with a large number of manufacturers of motion simulation systems. The Company's IMAX Simulator Ride theater, which generally seats approximately 100 or more persons, competes primarily with other large scale attractions developed by theme parks. IMAX Ridefilm theaters compete primarily with other motion simulation companies. A number of the Company's competitors in the motion simulation industry have a larger number of existing theaters as well as a larger film library than the Company. The Company believes that IMAX Ridefilm theaters compete primarily on the quality of the entertainment experience and additionally, the Company believes that the IMAX brand name and reputation are important competitive advantages of the Company.


RESEARCH AND DEVELOPMENT

  The Company has significant in-house proprietary expertise in projection system design and camera and sound system design, engineering and technology. In January 1997, the Company was awarded an Academy Award(R) for scientific and technical achievement by the Academy of Motion Picture Arts and Sciences. In addition, the Company has substantial proprietary knowledge in 15/70-format film production. As of December 31, 1997, 30 of the Company's employees were connected with research and development projects.

  Several of the underlying technologies and resulting products and systems of the Company are covered by patents or patent applications. Other underlying technologies are available to competitors, in part because of the expiration of certain patents owned by the Company. The Company, however, has successfully obtained patent protection covering several of its significant improvements made to such technologies.

  Including contributions by third parties, the Company (excluding its subsidiaries) has spent approximately $11.8 million on research and development over the last five years, including approximately $3.1 million, $2.0 million and $1.4 million in 1995, 1996 and 1997 respectively. In 1991, the Company received a multi-year grant from the Ontario Technology Fund of the Government of Ontario for research and development. The program is expected to cost approximately $8.6 million over seven years, with the Ontario Technology Fund contributing approximately $4.2 million. The Company historically has retained the rights to the intellectual property associated with new products and technologies developed under arrangements with third parties. The Company plans to continue to fund research and development activity in areas considered important to the Company's continued commercial success.


MANUFACTURING AND SERVICE

Imax Manufacturing

  The Company assembles its giant-screen projection systems at its Corporate Headquarters and Technology Center in Mississauga, Ontario (near Toronto). A majority of the components for the Company's systems are purchased from outside vendors. The Company develops and designs all the key elements for the proprietary technology involved in its projector and camera systems. Fabrication of these components is then subcontracted to a group of carefully pre-qualified suppliers. Manufacture and supply contracts are signed for the delivery of components on an order-by-order basis. The Company has developed long-term relationships with a number of significant suppliers, and the Company believes its existing suppliers will continue to supply quality products in quantities sufficient to satisfy its needs. The Company inspects all components and sub-assemblies, completes the final assembly, and then subjects the systems to comprehensive testing prior to shipment. Since 1980, the IMAX theater systems have had an average in service time of over 99.8 %.

SONICS MANUFACTURING

  Sonics develops, designs and assembles the key elements of its theater sound systems. The standard IMAX theater sound system comprises components from a variety of sources with approximately 50% of the materials cost of each system attributable to proprietary components provided under OEM agreements with outside vendors. These proprietary components include custom loudspeaker enclosures and horns and specialized amplifiers, signal processing and control equipment. Major elements of the signal processing and control equipment are provided by a subsidiary of Sonics, Oxmoor Incorporated, which also fabricates professional audio electronics equipment for a variety of applications. The components for the complete sound system are assembled by Sonics at its facility in Birmingham, Alabama. Sonics also offers individual system customization for unique applications such as amusement park rides.

SERVICE AND MAINTENANCE

  The Company provides key services and support functions for the IMAX theater network and for filmmakers. To support the IMAX theater network, the Company has personnel stationed in major markets who provide periodic and emergency service and maintenance on existing systems throughout the world. The Company's personnel typically visit each theater every three months to service the projection systems. Sonics personnel visit each system annually to service the theater sound systems. The Company also provides theater design expertise for both the visual and audio aspects of the theater, as well as system installation and training.


PATENTS AND TRADEMARKS

  The Company's inventions cover various aspects of its proprietary technology and many of such inventions are protected by Letters Patent or applications filed throughout the world, most significantly in the United States, Canada, Japan, Korea, France, Germany and the United Kingdom. The subject matter covered by these patents and applications encompasses electronic circuitry and mechanisms employed in film projectors and projection systems (including 3D projection systems), a simulator theater system and the orthogonal motion base mechanism, and a method for synchronizing digital data systems. The Company has been diligent in the protection of its proprietary interests and is currently challenging what it believes to be illegal use by others of its patented proprietary technology. See Item 3--Legal Proceedings.

  The Company and its subsidiaries currently holds 29 patents, has 13 patents pending in the United States and has corresponding patents or filed applications in many countries throughout the world. While the Company considers its patents to be important to the overall conduct of its business, it does not consider any particular patent essential to its operations. Certain of the Company's patents in the United States, Canada and Japan for improvements to the IMAX projector, IMAX Solido and PSE systems expire between 1998 and 2016.

  The Company and its subsidiaries own or otherwise have rights to trademarks and trade names used in conjunction with the sale of their products, systems and services. The following trademarks are considered significant in terms of the current and contemplated operations of the Company: The IMAX(R) Experience(TM), IMAX(R), IMAX(R) Dome, IMAX(R) Solido(R), IMAX(R) 3D, Personal Sound Environment/ (R)/, OMNIMAX(R) and IMAX(R) Ridefilm(TM). These trademarks are protected by registration or common law widely throughout the world. The Company also owns the service mark IMAX THEATRE(TM). The Company vigorously enforces its trademarks and trade names against whomever it believes is infringing upon its rights.

EMPLOYEES

  As of December 31, 1997, the Company had 401 employees. The Company's employees are not represented by a labor union. The Company has never experienced an employee strike and believes that its employee relations are excellent.

ITEM 2. PROPERTIES

  The Company's principal executive offices are located in Mississauga, Ontario. The Company's principal facilities are as follows:


            LOCATION                                OPERATION                          OWN/LEASE             EXPIRATION
---------------------------------  --------------------------------------------  ---------------------  --------------------
Mississauga, Ontario (1).........  Headquarters, Administrative, Assembly and             Own                   N/A
                                   Research and Development
Birmingham, Alabama..............  Sound Systems Design and Assembly                      Own                   N/A
Culver City, California..........  Film Post Production                                  Lease                  1998
Kempten, Germany.................  Sales and Marketing                                   Lease                  1998
Los Angeles, California..........  Sales, Marketing and Administrative                   Lease                  2001
New York, New York...............  Administrative                                        Lease                  2004
Singapore........................  Sales and Marketing                                   Lease                  1999
Tokyo, Japan.....................  Sales, Marketing, Maintenance and Theater
                                   Design                                                Lease                  1998

(1) This property is subject to a collateral secured charge in favour of The Toronto-Dominion Bank in connection with the working capital facility.

ITEM 3. LEGAL PROCEEDINGS

  In April 1994, Compagnie France Film Inc. filed a claim against the Company in the Superior Court in the District of Montreal, in the Province of Quebec, alleging breach of contract and bad faith in respect of an agreement which the plaintiff claims it entered into with the Company for the establishment of an IMAX theater in Quebec City, Quebec, Canada. Until December 1993, Predecessor Imax was in negotiations with the plaintiff and another unrelated party for the establishment of an IMAX theater in Quebec City. In December 1993, Predecessor Imax executed a system lease agreement with the other party. During the negotiations, both parties were aware of the other party's interest in also establishing an IMAX theater in Quebec City. The plaintiffs are claiming damages of Canadian $4.6 million, representing the amount of profit they claim they were denied due to their inability to proceed with an IMAX theater in Quebec City, together with expenses incurred in respect of this project and pre-judgement interest. The Company disputed this claim and filed a defense in
response.   Compagnie France Film had also incorporated a shell company, 3101-
8450 Quebec Inc. ("3101"). 3101 was to, among other things, enter into a lease for the proposed IMAX theater site. In November 1993, while negotiations between Compagnie France Film and the Company were still ongoing, 3101 entered into a lease for the site. 3101 defaulted on the lease and the landlord sued 3101 in an unrelated action to which the Company was not a party. In February 1996, 3101 was found liable to pay the landlord damages in the amount of Canadian $2.5 million. Subsequent to that judgment 3101 intervened in the lawsuit between Compagnie France Film and the Company in order to claim from the
Company damages in the amount of Canadian $2.5 million.   The Company has
disputed this claim and the suit went to trial in January 1998. The Court has reserved its decision which must be released within six months of the trial. Management is of the opinion that the ultimate loss, if any, will not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of this litigation.

   The Company filed a complaint in August 1994 in the U.S. District Court for the Northern District of California claiming that Neil Johnson, NJ Engineering Inc. and Cinema Technologies Inc. have misappropriated the Company's trade secrets in the design and manufacture of defendants' 70mm 15-perforation projection systems. The Company is seeking an injunction against Cinema Technologies Inc. to prevent shipment of projectors, which incorporate the Company's trade secrets in addition to damages. The defendant brought two motions for summary judgement, one of which was based on the defendant's statute of limitations defense and the other based on, among others, the defendant's contention that the trade secrets at issue were not trade secrets. The court denied the motion based on the statute of limitations defense, granted the motion based on the trade secret status issue, and entered a judgement for the defendants. The Company filed an appeal of this decision to the U.S. Court of Appeal for the Ninth Circuit. The appeal was heard in February, 1998. The Court has reserved its decision. Iwerks Entertainment, Inc. filed a complaint against the Company on February 26, 1996 in the U.S. District Court for the Central District of California alleging violations under the Sherman Act, the Clayton Act, and tortious interference with contracts and prospective economic advantage. Iwerks Entertainment, Inc. is seeking unquantified damages, injunctive relief and restitution. The Company has filed an answer denying the material allegations of the complaint and intends to vigorously defend this action. The Company has filed a motion for summary judgement, which motion will be heard on April 6, 1998.

  In July 1997, Debra B. Altman filed a claim against the Company, and certain unidentified individuals, in the Superior Court of the State of California for the County of Los Angeles, alleging breach of contract, breach of implied covenant of good faith and fair dealing, breach of implied-in-fact contract, breach of confidence, constructive fraud, quantum meruit, unjust enrichment and constructive trust with respect to a film project the plaintiff claims to have pursued with the Company. The Plaintiff is seeking unquantified damages exceeding $5 million. The Company disputes this claim and has removed it to the U.S. District Court for the Central District of California, Western Division, and intends to vigorously defend this action. The trial is scheduled for July 1998. The amount of the loss, if any, cannot be determined at this time.

  On March 5, 1998, Rosalini Film Productions Inc. filed a claim against the Company in the U.S. District Court for the Central District of California, alleging breach of written agreement, breach of implied convenant of good faith and fair dealing, fraud and deceit, negligent misrepresentation, unfair competition, unjust enrichment, quantum meruit, constructive trust and declaratory relief with respect to a film project the Plaintiff claims to have pursued with the Company. The Plaintiff is seeking unquantified damages. The Company disputes this claim and intends to vigorously defend this action. The amount of loss, if any, cannot be determined at this time.

  In addition to the litigation described above, the Company is currently involved in other litigation which, in the opinion of the Company's management, will not materially affect the Company's financial position or future operating results, although no assurance can be given with respect to the ultimate outcome for any such litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of the security holders during the quarter ended December 31, 1997.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

  The Company's Common Shares are listed for trading under the trading symbol "IMAXF" on the Nasdaq National Market System ("Nasdaq"). The Common Shares are also listed on The Toronto Stock Exchange ("TSE") under the trading symbol "IMX". The following table sets forth the range of high and low sales prices per share for the Common Shares on Nasdaq and the TSE, adjusted for the 2-for-1 stock split which became effective in May, 1997, for the periods indicated.

                                                                  U.S. DOLLARS
                                                   ----------------------------------------------
                                                           HIGH                    Low
                                                   --------------------      --------------------
Nasdaq
Year ended December 31, 1997
  Fourth quarter..................................         26.625                    20.000
  Third quarter...................................         28.750                    23.375
  Second quarter..................................         24.750                    16.875
  First quarter...................................         18.000                    15.125
Year ended December 31, 1996
  Fourth quarter..................................         18.500                    15.000
  Third quarter...................................         18.500                    13.313
  Second quarter..................................         19.875                    14.625
  First quarter...................................         15.938                    11.125

                                                                  CANADIAN DOLLARS
                                                   ----------------------------------------------
                                                           HIGH                    Low
                                                   --------------------      --------------------
TSE
Year ended December 31, 1997
  Fourth quarter..................................         37.750                    28.500
  Third quarter...................................         39.000                    32.000
  Second quarter..................................         34.000                    23.250
  First quarter...................................         25.000                    20.500
Year ended December 31, 1996
  Fourth quarter..................................         25.000                    20.500
  Third quarter...................................         26.000                    18.000
  Second quarter..................................         27.225                    20.000
  First quarter...................................         22.188                    15.000

  As of December 31, 1997 the Company had 192 registered holders of record of the Company's Common Shares.

  The Company has not paid within the last three fiscal years, and has no current plans to pay, dividends on its Common Shares. The payment of dividends by the Company is subject to certain restrictions under the terms of the Company's indebtedness (see note 8 to the consolidated financial statements in Item 8). The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including the Company's financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

ITEM 6.   SELECTED FINANCIAL DATA
(in thousands of dollars, except per share data and systems data)

  The selected financial data set forth below is derived from the consolidated financial statements of the Company and its subsidiaries and Predecessor Imax and its subsidiaries. The financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles ("U.S. GAAP"). The Company adopted the U.S. dollar as its reporting currency in 1995. Comparative figures have been restated as if the U.S. dollar had been the reporting currency in prior periods. Effective April 1, 1996, the Company adopted the U.S. dollar as its functional currency. This change in accounting policy was applied prospectively. All financial information referred to herein is expressed in U.S. dollars unless otherwise noted.

  On March 1, 1994, WGIM Acquisition Corp. was amalgamated with Predecessor Imax to form the Company and merged the Trumbull Company, Inc. ("TCI") into a wholly-owned subsidiary of the Company to form Ridefilm Corporation (collectively referred to as the "Acquisitions"). The historical data of Predecessor Imax and the Company are not comparable in all respects. The Acquisitions have been accounted for as a purchase. Accounting for the Acquisitions has resulted in material differences in the basis of assets and liabilities between Predecessor Imax and the Company. The Company's results of operations have been affected by an increase in interest expense and amortization of fair value increments on assets acquired, intangibles and deferred financing costs.

                                                 PREDECESSOR
                                                     Imax                                The Company
                                                --------------  --------------------------------------------------------------
                                                                  Pro Forma
                                                     1993          1994 (1)          1995            1996            1997
                                                --------------  --------------  --------------  --------------  --------------
                                                                (UNAUDITED)
OPERATING STATEMENT DATA:
Revenue.......................................
 Systems......................................        $37,653        $ 37,507        $ 51,968        $ 85,972        $ 97,539
 Films........................................         29,454          30,885          28,835          28,367          39,683
 Other........................................          5,591           6,617           7,694          15,499          21,237
                                                      -------        --------        --------        --------        --------
 Total revenue................................         72,698          75,009          88,497         129,838         158,459
Costs and expenses (2)........................         42,871          56,118          44,348          58,257          73,806
                                                      -------        --------        --------        --------        --------
Gross margin..................................         29,827          18,891          44,149          71,581          84,653
Selling, general and administrative
 expenses (3).................................         14,503          21,972          25,925          29,495          32,115
Research and development (4)..................          2,262           4,563           2,808           2,493           2,129
Amortization of intangibles...................             17           2,603           2,541           2,708           2,701
                                                      -------        --------        --------        --------        --------
Earnings (loss) from operations...............         13,045         (10,247)         12,875          36,885          47,708
Interest income...............................            173           1,794           3,377           5,797           5,604
Interest expense..............................         (1,633)         (7,400)         (7,337)        (11,765)        (13,402)
Foreign exchange gain (loss)..................             72            (538)            193            (337)           (623)
                                                      -------        --------        --------        --------        --------
Earnings (loss) before taxes and minority
 interest.....................................         11,657         (16,391)          9,108          30,580          39,287

(Provision for) recovery of taxes.............         (5,223)          4,833          (5,458)        (13,579)        (17,265)
                                                      -------        --------        --------        --------        --------
Earnings (loss) before minority interest......          6,434         (11,558)          3,650          17,001          22,022
Minority interest.............................             --              --              --          (1,593)         (1,357)
                                                      -------        --------        --------        --------        --------
Net earnings (loss)...........................        $ 6,434        $(11,558)       $  3,650        $ 15,408        $ 20,665
                                                      =======        ========        ========        ========        ========
Earnings (loss) per share (5)
 Basic........................................             --          $(0.42)          $0.12           $0.54           $0.71
 Diluted......................................             --           (0.42)          $0.11           $0.50           $0.68
SYSTEMS AND OTHER DATA:
Total systems signed (6)......................             17              19              24              29              60
Value of systems signed (in millions).........          $32.1           $46.0           $64.6           $89.6          $132.3
New systems delivered (7).....................             15              13              11              26              24
Total systems in operation....................            107             120             130             149             159
Total systems in sales backlog (8)............             31              36              44              45              77
Revenue in sales backlog (9)..................        $63,465        $ 80,767        $107,238        $131,835        $175,394

(1) The Unaudited Pro Forma Consolidated Statement of Operations for the year ended December 31, 1994 gives effect to the issuance and sale of senior notes, the application of the net proceeds therefrom, the acquisition of Predecessor Imax and TCI, the equity conversions and the issuance of common shares (collectively "the Transactions") as if the transactions had occurred on January 1, 1994.

(2) The costs and expenses for the years ended December 31, 1994, 1995, 1996 and 1997 include $9.3 million, $2.5 million, $1.9 million and $1.4 million respectively, of charges for the amortization of purchase accounting adjustments.

(3) The selling, general and administrative expenses for the year ended December 31, 1994 include $1.1 million of non-recurring charges as a result of the Transactions.

(4) The research and development expenses for the year ended December 31, 1994 include a non-recurring charge of $2.4 million to reflect the write-off of purchased in-process research and development in connection with the acquisition of Ridefilm.

(5) Earnings (loss) per share in the current and prior periods give retroactive effect to (a) the 2-for-1 stock split which became effective by May 27, 1997 and (b) the adoption of FASB Statement of Standards No. 128 which became effective by December 31, 1997.

(6) Represents the number of theater systems which were the subject of sale or lease agreements and agreements for owned and operated theaters (including joint ventures) entered into by the Company in the years indicated. The number of signings indicated for 1995, 1996 and 1997 include four, three and three theater systems upgrades, respectively; 1996 signings include three wholly-owned theaters; 1997 signings include nine joint ventures and three wholly-owned theaters.

(7) 1993, 1994, 1996 and 1997 systems deliveries include four, one, three and two systems upgrades, respectively.

(8) 1995, 1996 and 1997 systems in backlog include four, four and three theater systems upgrades, respectively.

(9) Represents the minimum revenue on signed system sale and lease agreements that will be recognized as revenue as the associated theater systems are delivered. Does not include revenues from wholly-owned, partnership or joint venture theaters.

                                                                           PREDECESSOR IMAX          The Company
                                                                           TWO MONTHS ENDED        TEN MONTHS ENDED
                                                                          February 28, 1994       December 31, 1994
                                                                        ----------------------  ----------------------
Operating Statement Data:
Revenue
 Systems..............................................................                $ 1,454                $ 35,927
 Films................................................................                  1,886                  28,914
 Other................................................................                    800                   5,810
                                                                                      -------                --------

 Total Revenue........................................................                  4,140                  70,651
Costs and expenses....................................................                  3,169                  52,788
                                                                                      -------                --------

Gross margin..........................................................                    971                  17,863
Selling, general and administrative expenses..........................                  2,245                  19,690
Research and development..............................................                    219                   4,331
Amortization of intangibles...........................................                      3                   2,154
                                                                                      -------                --------

Loss from operations..................................................                 (1,496)                 (8,312)
Interest income.......................................................                     19                   1,767
Interest expense......................................................                   (157)                 (6,091)
Foreign exchange gain (loss)..........................................                   (161)                   (675)
                                                                                      -------                --------

Loss before taxes.....................................................                 (1,795)                (13,311)
Recovery of taxes.....................................................                    802                   3,634
                                                                                      -------                --------

Net loss..............................................................                $  (993)               $ (9,677)
                                                                                      =======                ========

                                              PREDECESSOR IMAX                         The Company
                                             -------------------  ------------------------------------------------------
Balance Sheet Data:                                 1993              1994          1995          1996          1997
                                             -------------------  ------------  ------------  ------------  ------------
Cash, cash equivalents and marketable
  securities...............................             $ 4,004       $ 56,949      $ 50,747      $120,688      $ 90,530
Total assets...............................              64,987        184,736       194,515       308,744       344,359
Total long-term indebtedness...............              14,535         70,294        70,810       167,023       165,000
Total shareholders' equity (deficit).......              (1,116)        52,926        57,486        54,841        81,117

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  The Company derives revenue principally from long-term theater system lease agreements, maintenance agreements, film production agreements, from the distribution of films and from the sale of motion simulators and other attractions products.


THEATER SYSTEMS

  The Company generally provides its theater systems on a long-term lease basis to customers with initial lease terms of typically 10 to 20 years. Lease agreements typically provide for three major sources of revenue: (i) upfront fees, (ii) ongoing royalty payments, and (iii) maintenance fees. The amount of upfront fees vary depending on the type of system and location and generally are paid to the Company in installments commencing upon the signing of the agreement and continuing through the delivery of the theater system. Ongoing royalty payments are paid monthly over the term of the contract, commencing after delivery. These payments are generally equal to the greater of a fixed minimum amount per annum and a percentage of box office receipts. An annual maintenance fee is generally payable commencing in the second year of theater operations. Both minimum royalty payments and maintenance fees are typically indexed to the local consumer price index.

  SALES AND SALES-TYPE LEASES. Revenues from the Company's theater system sale agreements and from theater system lease agreements which transfer substantially all of the benefits and risks of ownership ("sales-type leases") are recognized on the completed contract method (that is, upon delivery of the system). Revenues recognized at the time of the theater system delivery consist of upfront fees and the present value of minimum royalties on sales-type leases over the initial term of the lease. For leases with initial terms greater than 10 years, the Company's practice is to reserve the revenue related to the present value of minimum royalties beyond the initial 10 years. The timing of theater system delivery is largely dependent on the timing of the construction of the customer's theater. Revenues recognized at the time of the theater system delivery generally are derived from contracts signed 18 to 24 months prior to the date of recognition. Such revenue is shown as sales backlog until it is recognized upon delivery. Therefore, revenue for theater systems is generally predictable on a long-term basis given the relationship to projected theater system deliveries. However, systems revenue in any given quarter may vary significantly depending on the nature and timing of the delivery of systems.

  Cash receipts under upfront fees are generally received in advance of deliveries over the average of 12 to 24 months from initial contract signing to final delivery and are recorded as deferred revenue. The associated costs of manufacturing the theater system are recorded as inventory and systems under construction. Upon delivery, the deferred revenue and inventory costs are recognized in income.

  Cash receipts under royalty payments are received after delivery. Typically, ongoing royalties are received over the 10 to 20 year life of the system agreements and under any renewal periods. The Company recognizes the present value of the minimum royalties on sales-type leases upon delivery of the theater system. The discounted minimum royalties are recorded on the Company's balance sheet as an increase in net investment in leases. For financial reporting purposes, the actual cash received for minimum royalties in each year are divided into two components representing both a repayment of the net investment in leases (which has no income effect but reduces net investment in leases) and finance income on the net investment in leases balance (which is recorded as royalty revenue as earned). In the event of default of payment of minimum contracted royalties, the Company may repossess the system and refurbish it for resale. Royalties in excess of minimums are recorded as revenue when due under the terms of the lease agreement.

  SALES BACKLOG. Sales backlog represents the minimum revenues on signed system sale and lease agreements that will be recognized as revenue as the associated theater systems are delivered. The minimum revenue comprises the upfront fees plus the present value of the minimum royalties due under sales-type lease agreements for the first ten years of the initial lease term. The value of sales backlog does not include revenues from wholly-owned partnership or joint venture theaters, letters of intent, IMAX Ridefilm system contracts, or long-term conditional theater commitments.

FILM PRODUCTION

  Revenue from films produced for third parties is recognized when the film is completed and delivered to the sponsor. The associated production costs are deferred and charged against the associated revenue when the revenue is recognized. The completion of films for third parties depends upon the contracted delivery dates with film sponsors. Thus, both film revenues and film income in any given period will vary significantly depending upon the timing of the completion of films. Film revenues and film income typically will be particularly high in a year when the Company provides films for world's fairs. When the Company invests in films, costs incurred are deferred and shown on the balance sheet as film assets. Cash received from sales of the film in advance of delivery is shown as deferred revenue until the film is complete and delivered to the exhibitor. The film assets are amortized against revenues using the individual-film-forecast method in accordance with the Financial Accounting Standards Board Statement No. 53 ("FAS 53").

FILM DISTRIBUTION

  Revenues from the distribution of films are recognized when films are exhibited by theaters. The cost of films are charged as expenses using the individual-film-forecast method in accordance with FAS 53. The individual-film-forecast method amortizes film costs (reflected on the balance sheet as film assets) in the same ratio that current gross revenues bear to anticipated total gross revenues. The cost of distribution of films are charged against the specific license to which they relate. Estimates of anticipated total gross revenues are reviewed quarterly by the Company and revised where necessary to reflect more current information.

RECURRING REVENUES

  The Company's sources of revenue which are independent from the delivery of theater systems and the completion of films for third parties include: royalties not subject to minimums, royalties in excess of minimum royalties and finance income on sales-type leases (collectively shown as "royalty revenue"), maintenance fees on systems, film distribution fees, film post-production fees, revenue from Company-operated and joint venture theaters, and camera rentals. Royalty revenue, systems maintenance revenue and film distribution fees generally increase with the growth in the installed base of IMAX theaters. Film distribution revenue is also dependent on the acquisition of new film titles for distribution. Revenues from Company-owned and joint venture theaters are dependent on the Company developing further theaters which it owns or has a participating interest in the theater's revenue and/or profits. Revenues from post-production services are dependent on the number of theaters and the number of films in production. Camera rental revenue is dependent on the number of films in production.

  The Company's recurring revenues have increased by 38% in 1997 to $60.4 million from $43.8 million in 1996 as royalties, maintenance fees, film distribution fees and post-production revenues have all increased primarily due to the growth in the IMAX theatre network.

INTERNATIONAL OPERATIONS

  A significant portion of the Company's sales are made to customers located outside of the United States and Canada, primarily in Europe and Japan. During 1995, 1996 and 1997 approximately 48.9%, 39.5% and 47.6% respectively, of the Company's revenues were derived from sales outside the United States and Canada. The Company expects that international operations will continue to account for a substantial portion of its revenues in the future. In order to minimize exposure to exchange rate risk, the Company prices theater systems (the largest component of revenues) in U.S. dollars except in Canada and Japan where they are priced in Canadian dollars and Japanese yen, respectively. Annual minimum royalty payments and maintenance fees follow a similar currency policy.

  A substantial portion of the Company's revenues are denominated in U.S. dollars while a substantial portion of its costs and expenses are denominated in Canadian dollars. A portion of the net U.S. dollar flows of the Company are converted to Canadian dollars to fund Canadian dollar expenses, either through the spot market or through forward contracts. In Japan, the Company has ongoing operating expenses related to its operations. Net Japanese yen flows are converted to U.S. dollars generally through forward contracts to minimize currency exposure. The Company also has cash receipts under leases denominated in French francs which are converted to U.S. dollars generally through forward contracts to minimize currency exposure.

ACCOUNTING POLICIES

  The Company reports its results under both United States generally accepted accounting principles ("U.S. GAAP") and Canadian generally accepted accounting principles. The financial statements and results referred to herein are reported under U.S. GAAP.

RESULTS OF OPERATIONS

  The following table sets forth the percentage of total revenue for each of the items set forth below:

                                              PREDECESSOR IMAX                           The Company
                                             -------------------  ----------------------------------------------------------
                                                                    Pro Forma
                                                    1993            1994 (1)         1995           1996           1997
                                             -------------------  -------------  -------------  -------------  -------------
                                                      %                 %              %              %              %
Revenue
 Systems...................................                51.8           50.0           58.7           66.2           61.6
 Films.....................................                40.5           41.2           32.6           21.9           25.0
 Other.....................................                 7.7            8.8            8.7           11.9           13.4
                                                          -----        -------          -----          -----          -----
Total......................................               100.0          100.0          100.0          100.0          100.0
Costs and expenses (2).....................                59.0           74.8           50.1           44.9           46.6
                                                          -----        -------          -----          -----          -----
Gross margin...............................                41.0           25.2           49.9           55.1           53.4
Selling, general and administrative
 expenses..................................                20.0           29.3           29.3           22.7           20.3

Research and development (3)...............                 3.1            6.1            3.2            1.9            1.3
Amortization of intangibles................                  --            3.5            2.9            2.1            1.7
                                                          -----        -------          -----          -----          -----
Earnings (loss) from operations............                17.9          (13.7)          14.5           28.4           30.1
                                                          =====        =======          =====          =====          =====
Net earnings (loss)........................                 8.9          (15.4)           4.1           11.9           13.0
                                                          =====        =======          =====          =====          =====

(1)  See Note 1 to table in Item 6.  Selected Financial Data.

(2) The costs and expenses include 12.4%, 2.8%, 1.4% and 0.9% of charges for the amortization of purchase accounting adjustments for the years ended December 31, 1994, 1995, 1996 and 1997 respectively, which are not reflected in the comparative results of Predecessor Imax.

(3) Research and development costs for the year ended December 31, 1994 include a non-recurring charge of 3.2% to reflect the write-off of purchased in-process research and development in connection with the acquisition of Ridefilm.

YEAR ENDED DECEMBER 31, 1997 VERSUS YEAR ENDED DECEMBER 31, 1996

  In 1997 the Company had revenues of $158.5 million and net earnings of $20.7 million ($0.68 per share on a diluted basis) compared to revenues of $129.8 million and net earnings of $15.4 million ($0.50 per share on a diluted basis) in 1996. The increase in revenues of 22% is due to higher revenue in all three business segments. The substantial improvement in net earnings is principally due to higher systems revenue.

THEATER NETWORK AND SALES BACKLOG


  The Company signed agreements for 60 theater systems in 1997 which represents future minimum revenues of $132.3 million, a 107% increase in the number and a 48% increase in the value of permanent theater signings versus the 29 theater systems valued at $89.6 million signed during 1996. During 1997, the Company established relationships with Cinemark USA Inc., Edwards Theaters Circuit, Empire Theaters, Krikorian Premiere Theaters, Marcus Theater Corporation and Regal Cinemas who contracted for a total of 36 IMAX theater systems. Approximately 93% of the Company's theater signings were for IMAX 3D systems compared to 75% in 1996. In addition, 88% of the Company's signings were for commercial locations versus 65% in 1996. As a result of the strong theater signings, the Company's sales backlog increased by $43.6 million in 1997 to $175.4 million, a 33% increase from $131.8 million at December 31, 1996 and the largest dollar value increase in the Company's history.

  The IMAX theater network increased to 159 theaters in operation at December 31, 1997 from 149 theaters at the beginning of the year. The following is a geographic, market and product breakdown of the IMAX theaters in operation and theaters in backlog at December 31, 1997:

                                                  EXISTING THEATRES                 Backlog(1)
                                             ---------------------------  ---------------------------
                                               THEATERS          %          Theaters          %
                                             ------------  -------------  ------------  -------------
Geographic:
  United States............................            76            48%            54            73%
  Europe...................................            27            17              8            11
  Japan....................................            17            11             --            --
  Canada...................................            15             9              2             3
  Asia (excluding Japan)...................            11             7              4             5
  Mexico...................................             8             5             --            --
  Australia................................             4             2              3             4
  South Africa.............................             1             1              1             1
  Middle East..............................            --            --              2             3
                                                      ---           ---             --           ---
  Total....................................           159           100%            74           100%
                                                      ===           ===             ==           ===
Market:
  Science and Natural History..............            86            54%            12            16%
  Commercial...............................            41            26             62            84
  Theme Parks..............................            21            13             --            --
  Destination Sites........................             5             3             --            --
  Zoos and Aquaria.........................             6             4             --            --
                                                      ---           ---             --           ---
  Total....................................           159           100%            74           100%
                                                      ===           ===             ==           ===
Product:
  2D.......................................           124            78%            13            18%
  3D.......................................            35            22             61            82
                                                      ---           ---             --           ---
  Total....................................           159           100%            74           100%
                                                      ===           ===             ==           ===

(1) Backlog excludes two upgrades from IMAX to IMAX 3D and one replacement of a 2D system.

FILM LIBRARY

  There were eight new films released in the 15/70-format in 1997, bringing the total number of available films to 133 at the end of the year. The Company has the distribution rights to 47 of those films. In 1997, the Company released three new films: Mission to Mir (2D), The IMAX Nutcracker (3D) and The Hidden Dimension (3D). In 1997, the Company completed two films for IMAX Ridefilm theaters and began production on one film which is scheduled to be completed in 1998.

  The Company currently has one film in production, T.rex: Back To The Cretaceous, which will feature eight story high 3D digital dinosaurs and is scheduled for release in the fall of 1998, and nine films in development and pre-production. The Company also has a number of projects in development. As of December 31, 1997 there were more than 20 films in the 15/70-format in production, including the one being produced by the Company.

REVENUES

  The Company's revenues in 1997 were $158.5 million, compared to $129.8 million in 1996, an increase of 22%. The following table sets forth the breakdown of revenue by category in thousands of dollars:

                                                               1995                 1996                 1997
                                                        -------------------  -------------------  -------------------
Systems Revenue
Sales and leases......................................              $39,389             $ 70,671             $ 78,672
Royalties (1).........................................                6,009                7,949               10,285
Maintenance...........................................                6,570                7,352                8,582
                                                                    -------             --------             --------
                                                                     51,968               85,972               97,539
                                                                    -------             --------             --------
Film Revenue
Production............................................                8,601                8,298                6,459
Distribution..........................................               15,332               13,422               21,953
Post-production.......................................                4,902                6,647               11,271
                                                                    -------             --------             --------
                                                                     28,835               28,367               39,683
                                                                    -------             --------             --------

Other Revenue                                                         7,694               15,499               21,237
                                                                    -------             --------             --------
                                                                    $88,497             $129,838             $158,459
                                                                    =======             ========             ========

(1)    Includes finance income.

  SYSTEMS REVENUES. Systems revenue increased from $86.0 million in 1996 to $97.5 million in 1997, an increase of 13%. Revenue from sales and leases increased from $70.7 million to $78.7 million, an increase of 11%. The Company recognized revenues on the delivery of 24 theater systems under sales and sales-type leases in 1997 as compared to 26 theater systems in 1996. The theater systems deliveries in 1997 included two upgrades from IMAX to IMAX 3D compared to three upgrades in 1996. Royalty revenue and maintenance revenue increased 29% and 17%, respectively, over the prior year principally due to the increased number of theater systems in the network.

  FILM REVENUES. Film revenues increased from $28.4 million in 1996 to $39.7 million in 1997. Film distribution revenues increased from $13.4 million in 1996 to $22.0 million in 1997, an increase of 64%. Film distribution revenues increased in 1997 over 1996 due to strong results of films which were released in the latter half of 1996 and in 1997 and also due to growth in the IMAX theater network. Film post-production activities generated revenues of $11.3 million in 1997 versus $6.6 million in 1996, an increase of 70%. The growth in revenues was due to an increase in the number of post-production projects, an increase in the number of prints released and extensions of related products and services.

  OTHER REVENUES. Other revenues of $21.2 million in 1997 represented an increase of 37% over 1996. The growth in other revenues is primarily due to the delivery of 15 IMAX Ridefilm systems in 1997 versus seven in 1996. Theater operations revenue also increased 17% in 1997 over 1996 due to the opening of a new joint venture theater at the end of 1996.

GROSS MARGIN

  Gross margin in 1997 was $84.7 million versus $71.6 million in 1996. Gross margin improved in 1997 over 1996 principally due to the higher average value of systems deliveries, increased royalty revenue and the increase in film revenues in 1997. The increase in the average value of systems deliveries increased in 1997 due to a higher number of IMAX 3D and international theater systems delivered compared to 1996. In 1997 gross margin as a percentage of revenue was
53.4 % versus 55.1% in 1996. The decline in gross margin as a percentage of total revenues in 1997 from 1996 was due to the higher proportion of film and other revenues which are generally lower margin revenue sources than systems revenue.

OTHER

  Selling, general and administrative expenses were $32.1 million in 1997 versus $29.5 million in 1996. The increase in selling, general and administrative costs in 1997 over 1996 resulted primarily from an increase in performance based compensation expenses, marketing, branding and affiliate relations initiatives and litigation costs, offset by a decrease in costs associated with the Company's Ridefilm division.

  Research and development expenses were $2.1 million in 1997 versus $2.5 million in 1996. The Company's technical staff were engaged, earlier in 1997, in the design and production of the new IMAX 3D SR system and not in the typical research and development activities. Research and development expenses returned to historical levels in the latter half of 1997.

   Interest expense included a full year's debt service in 1997 related to the 5 3/4 % of Convertible Subordinated Notes which were issued in April 1996 resulting in a $1.6 million increase in interest expense in 1997 compared to the prior year.

  The Company experienced a foreign exchange loss of $0.6 million in 1997 compared to a loss of $0.3 million in 1996. The foreign exchange loss in 1997 and 1996 resulted primarily from fluctuations in exchange rates on Canadian dollar, Japanese yen and French franc denominated cash balances and net investments leases.

  The effective tax rate on earnings before tax differs from the statutory tax rate and will vary from year to year primarily as a result of the amortization of goodwill, which is not deductible for tax purposes, manufacturing and processing profits deduction and the provision of income taxes at different rates in foreign and other provincial jurisdictions.

  Minority interest expense of $1.4 million and $1.6 million in 1997 and 1996, respectively, represents a 49% minority interest in the earnings of the Company's subsidiary, Sonics Associates Inc.

YEAR ENDED DECEMBER 31, 1996 VERSUS YEAR ENDED DECEMBER 31, 1995

REVENUES

  The Company's revenues in 1996 were $129.8 million compared to $88.5 million in 1995, an increase of 47%.

  Systems revenue increased from $52.0 million in 1995 to $86.0 million in 1996, an increase of 65%. Revenue from sales and leases increased from $39.4 million to $70.7 million, an increase of 79%. The Company recognized revenues on the delivery of 26 theater systems under sales and sales-type leases in 1996 as compared to 11 theater systems in 1995. The deliveries recognized in 1996 included three upgrades of theater systems from IMAX to IMAX 3D and one settlement of a canceled contract for a system for EXPO '96. In 1995, the Company recognized revenues on the settlement of three canceled contracts for systems for EXPO '96. Royalty revenue and maintenance revenue increased 32% and 12%, respectively, over the prior year principally due to the increased number of theater systems in the network.

  Film revenues decreased from $28.8 million in 1995 to $28.4 million in 1996. Decreases in film production and film distribution revenue were partially offset by an increase in film post-production revenue. One film was produced and released in each of 1996 and 1995. Film production revenue in 1995 also included settlements reached on two films to be produced for sponsors at EXPO '96 that were canceled. Film distribution revenues were $13.4 million in 1996 compared to $15.3 million in 1995, a decrease of 13%. The decrease in revenue was principally due to the timing of release of new films later in the year in 1996. Film post-production activities generated revenues of $6.6 million in 1996 versus $4.9 million in 1995, an increase of 36%. The growth in revenues was due to an increase in the number of post-production projects, an increase in the number of prints released and extensions of related products and services.

  Other revenues of $15.5 million in 1996 represented an increase of 101% over 1995. The growth in other revenues was primarily due to the delivery of seven IMAX Ridefilm systems in 1996 versus two in 1995. Camera rentals also increased in 1996 over the prior year due to the greater number of films in production.

GROSS MARGIN

  Gross margin in 1996 was $71.6 million versus $44.1 million in 1995. In 1996 gross margin as a percentage of sales was 55% versus 50% in 1995. Gross margin improved in 1996 over 1995 principally due to the higher number of systems deliveries and the higher proportion of systems revenue in 1996 (which is a higher margin revenue source than film and other revenues).

OTHER

  Selling, general and administrative expenses were $29.5 million in 1996 versus $25.9 million in 1995. The increase in selling, general and administrative costs in 1996 over 1995 resulted primarily from an increase in marketing and sales efforts in response to growing demand, the establishment of the owned and operated theater business and litigation costs.

  Research and development expenses were $2.5 million in 1996 versus $2.8 million in 1995. The decline in research and development expenses is the result of redirecting a portion of the Company's technical resources to capital projects.

  Interest income and interest expense increased by $2.4 million and $4.4 million over the prior year due to the issuance of $100 million of 5 3/4% Convertible Subordinated Notes in April 1996, a significant portion of the proceeds of which remained invested in cash and cash equivalents and marketable securities at year-end.

Due to the continued growth of the Company's business outside of Canada and the additional U.S. dollar denominated financing raised by the Company in April 1996, the Company adopted the U.S. dollar as its functional currency commencing April 1, 1996. The Company experienced a foreign exchange loss of $0.3 million in 1996 principally due to fluctuations in the exchange rates on Japanese Yen and French Franc denominated cash balances and net investment in leases.

QUARTERLY RESULTS

  The following table sets forth unaudited data regarding operations for each quarter of 1996 and 1997. The quarterly information has been prepared on the same basis as the annual consolidated financial statements and, in management's opinion, contains all normal recurring adjustments necessary to fairly state the information set forth herein. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                 1996                                              1997
                           ------------------------------------------------  ------------------------------------------------
                             1ST       2ND       3RD       4TH                 1ST       2ND       3RD       4TH
                           Quarter   Quarter   Quarter   Quarter     Year    Quarter   Quarter   Quarter   Quarter     Year
                           --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
                                                    (in thousands of dollars except per share data)
Operating Data:
Revenue
 Systems.................   $14,734   $21,197   $24,355   $25,686  $ 85,972   $17,918   $20,061   $22,477   $37,083  $ 97,539
 Films...................    10,844     4,890     5,907     6,726    28,637    12,299    10,648    10,521     6,215    39,683
 Other...................     4,747     2,606     2,824     5,322    15,499     2,325     4,731     2,893    11,288    21,237
                            -------   -------   -------   -------  --------   -------   -------   -------   -------  --------
 Total...................    30,325    28,693    33,086    37,734   129,838    32,542    35,440    35,891    54,586   158,459
Gross margin.............    14,071    17,412    19,098    21,000    71,581    17,877    17,714    20,333    28,729    84,653
Earnings from operations.     6,499     9,011    10,719    10,656    36,885     9,377     9,441    12,201    16,689    47,708
Net earnings.............     2,944     3,318     4,244     4,902    15,408     3,698     4,148     5,485     7,334    20,665

PER SHARE DATA (1):
Net earnings
 Basic...................   $  0.10   $  0.12   $  0.15   $  0.17  $   0.54   $  0.13   $  0.14   $  0.19   $  0.25  $   0.71
 Diluted.................   $  0.09   $  0.11   $  0.14   $  0.16  $   0.50   $  0.12   $  0.14   $  0.18   $  0.24  $   0.68

(1) Retroactively adjusted for the 2-for-1 stock split which became effective by May, 1997 and the adoption of FASB Statement of Standards No. 128 which became effective by December 31, 1997.

  The Company's operating results can fluctuate significantly from quarter to quarter. This fluctuation is due primarily to the timing of theater system deliveries, the mix of theater systems shipped, and the timing of recognition of revenues on film production agreements. The timing of theater system deliveries is largely dependent on the timing of the construction of the customer's theater. The completion of films produced for third parties depends upon the contracted delivery dates with the film sponsors. The associated costs and expenses follow the recognition of revenue. Other expenses vary less significantly and are influenced by the timing of marketing initiatives and research and development projects.

  In 1997, revenues fluctuated by quarter largely due to the delivery of systems and films. In the fourth quarter of 1997, the Company recorded $54.6 million of revenue (34% of full-year revenue) due to the delivery of 10 IMAX theater systems and ten IMAX Ridefilm systems. Gross margin fluctuated significantly by quarter due to both the fluctuation in revenue and also the different revenue mix between systems, film and other. Earnings from operations varied by quarter due to the fluctuation in gross margin and were impacted by other expenses, which were proportionately higher in the last quarter due to performance based compensation expenses, litigation costs and marketing and affiliation relations initiatives.

  In 1996, revenues also fluctuated by quarter largely due to the timing of delivery of systems and films. Systems revenue in the first quarter of 1996 was $14.7 million with only three deliveries due to higher average contract value of deliveries in the quarter versus other quarters in 1996 and the settlement of one canceled system contract for EXPO `96. Film revenue in the first quarter included the completion of one film, L5: First City In Space. Other revenue was comparatively higher in the first and fourth quarters of 1996 due to the recognition of revenue from the delivery of three and four IMAX Ridefilm systems, respectively. Gross margin fluctuated significantly by quarter both due to the fluctuation in revenue and also the different revenue mix between systems, film and other. Earnings from operations fluctuated significantly by quarter due to the fluctuation in gross margin and, in the last quarter, were impacted by higher selling, general and administrative expenses.

  The Company expects quarterly results to continue to fluctuate in the future.

LIQUIDITY AND CAPITAL RESOURCES

  At December 31, 1997, the Company's principal source of liquidity included cash and cash equivalents of $64.1 million, trade accounts receivable of $32.4 million, net investments in leases of $6.0 million due within one year, marketable securities of $26.5 million and the amounts receivable under contracts in backlog which are not yet reflected on the balance sheet.

  In addition, the Company is party to an agreement with The Toronto-Dominion Bank with respect to a working capital facility. The Bank has made available to the Company a revolving loan in an aggregate amount up to Canadian $10 million or its U.S. dollar equivalent based on accounts receivable balances and levels of minimum contractual royalty payments. Loans made under the working capital facility bear interest at the prime rate of interest plus 1/4% per annum for Canadian dollar denominated loans and, for U.S. dollar denominated loans, at the U.S. base rate of interest established by the Bank plus 1/4%. These loans are repayable upon demand. At December 31, 1997, $6.3 million was available for use under this facility.

  The Senior Notes due March 1, 2001 are subject to redemption by the Company, in whole or in part, at any time on or after March 1, 1998 at redemption prices expressed as percentages of the principal amount (1998 104.29%; 1999 102.86%; 2000 101.43%) together with interest accrued thereon to the redemption date. Subject to market conditions, the Company may elect to redeem some or all of the Senior Notes prior to their maturity as part of a refinancing of its capital structure.

  In April 1996, the Company completed a private placement of a $100 million offering of 5 3/4% Convertible Subordinated Notes (the "Subordinated Notes") due 2003. These Notes are convertible into common shares of the Company at the option of the holder at a conversion price of $21.406 per share (equivalent to a conversion rate of 46.7154 shares per $1,000 principal amount of Notes) at any time prior to maturity. The Notes are redeemable at the option of the Company on or after April 1, 1999 at redemption prices expressed as percentages of the principal amount (1999 103.286%; 2000 102.464%; 2001 101.643%; 2002
100.821%) plus accrued interest.   The Subordinated Notes may only be redeemed
by the Company between April 1, 1999 and April 1, 2001 if the last reported market price of the Company's common shares is equal to or greater than $30 per share for any 20 of the 30 consecutive trading days prior to the notice of redemption. The Subordinated Notes may be redeemed at any time on or after April 1, 2001 without limitation.

  The Company partially funds its operations through cash flow from operations. Under the terms of the Company's typical theater system lease agreement, the Company receives substantial cash payments before it completes the performance of its obligations. Similarly, the Company typically receives cash payments for film productions in advance of related cash expenditures. These cash flows have generally been adequate to finance the ongoing operations of the Company.

  Cash provided by operating activities amounted to $11.6 million for the year ended December 31, 1997 after the payment of $11.4 million of interest, $5.1 million of income taxes and working capital requirements. Working capital requirements included an increase of $15.1 million in accounts receivable, primarily related to an increase in upfront fees billed in connection with the higher signings activity and the growth in the number of systems in backlog, and an increase of $18.7 million in net investment in leases due to the theater systems delivered under sales-type leases in 1997. Cash used in investing activities in 1997 amounted to $53.5 million. Of this amount, $28.1 million was invested in film assets, principally The IMAX Nutcracker, T.rex: Back To The Cretaceous, The Hidden Dimension and the IMAX Ridefilm film library, $12.7 million was invested in capital assets, $8.3 million was invested in marketable securities and $4.5 million was invested in other assets, principally investments in a joint ventured theater, IMAX Attractions and IMAX Ridefilm operations. Cash provided by financing activities included proceeds of $5.8 million from the issuance of common shares pursuant to the Company's stock option plan and repayment of the Company's long-term debt totaling $2.3 million.

  Cash provided by operating activities amounted to $26.8 million for the year ended December 31, 1996 after the payment of $7.9 million of interest, $2.4
million of income taxes, and working capital requirements.   Working capital
requirements in 1996 included an increase of $15.5 million in net investment in leases due to the increased number of theater systems deliveries under sale-type lease contracts and a $3.8 million increase in inventories due to manufacturing activity related to systems in backlog scheduled for delivery in 1997 and IMAX Ridefilm systems. The increase in accounts receivable in 1996 was offset by a similar increase in accounts payable and accrued liabilities. Cash used in investing activities in 1996 was $48.5 million. Of this amount, $15.5 million was used to acquire capital assets, principally camera assets, motion simulation equipment and the Company's investment in an owned and operated theater, $14.8 million was invested in film assets and $18.2 million was invested in marketable securities.

  The Company believes that cash flow from operations together with existing cash balances and the working capital facility will be sufficient to meet cash requirements of its existing level of operations for the foreseeable future.


IMPACT OF YEAR 2000

  The Company has assessed, and continues to assess, the impact of the Year 2000 issue on its operations, including the development of preliminary cost estimates for and the extent of computer systems changes required to address this issue. The Company has decided to replace its key manufacturing and financial software systems and believes that with conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. Although final cost estimates have yet to be determined, it is expected that modifying or replacing these systems will not have a material effect on the Company's financial position or its results of operations in 1998 and 1999.

  The impact of Year 2000 issues on the Company will also be affected by the Year 2000 readiness of its customers as well as of its suppliers of raw materials, components and software and its providers of facilities, equipment and services and any failure on their part to achieve readiness in their own operations or with respect to the items they supply or otherwise provide to the Company. While the Company is beginning to consider what inquiries might be appropriate to make of such other parties (principally of its suppliers and other providers) in these regards, there can be no assurance that the Year 2000 issues confronting such other parties and any failure on their part to timely address them will not have a material adverse effect on the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following consolidated financial statements are filed as part of this Report.

                                                                                                             Page
                                                                                                             -----
Auditors' Report to Shareholders...........................................................................     28
Consolidated Balance Sheets as at December 31, 1997 and 1996...............................................     29
Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995.................     30
Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.................     31
Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995.......     32
Notes to Consolidated Financial Statements.................................................................     33

                        AUDITORS' REPORT TO SHAREHOLDERS

   We have audited the consolidated balance sheets of Imax Corporation as at December 31, 1997 and 1996 and the consolidated statements of operations, shareholders' equity and cash flow for each year in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatements. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

   In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1997 and 1996 and the results of its operations and cash flows for each year in the three-year period ended December 31, 1997 in accordance with United States generally accepted accounting principles.


                                 /s/ Coopers & Lybrand
                                 Chartered Accountants
                                 Toronto, Ontario
                                 February 10, 1998
                                 (Except for Note 19 which is at March 5, 1998)

                                IMAX CORPORATION

                          CONSOLIDATED BALANCE SHEETS
   IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
                         (In thousands of U.S. dollars)

                                                                             As at December 31,
                                                                         1997                 1996
                                                                  -------------------  -------------------
Assets
Current assets
   Cash and cash equivalents                                                $ 64,069             $102,589
   Short-term marketable securities                                           10,184                    -
   Accounts receivable                                                        32,401               17,995
   Current portion of net investment in leases (note 3)                        6,007                4,218
   Inventories and systems under construction (note 4)                        21,922               21,292
   Prepaid expenses                                                            2,474                2,109
                                                                            --------             --------
       Total current assets                                                  137,057              148,203
Long-term marketable securities                                               16,277               18,099
Net investment in leases (note 3)                                             51,825               34,494
Film assets (note 5)                                                          42,036               19,050
Capital assets (note 6)                                                       41,360               34,153
Goodwill (note 6)                                                             43,915               46,454
Other assets (note  7)                                                        11,889                8,291
                                                                            --------             --------
       Total assets                                                         $344,359             $308,744
                                                                            ========             ========

Liabilities
Current liabilities
   Accounts payable                                                         $  7,129             $  4,530
   Accrued liabilities                                                        24,220               16,677
   Current portion of deferred revenue                                        29,067               40,485
   Current portion of long-term debt                                               -                1,156
   Income taxes payable                                                          318                2,213
                                                                            --------             --------
       Total current liabilities                                              60,734               65,061
Deferred revenue                                                              13,618               14,117
Long-term debt                                                                     -                1,178
Senior notes (note 8)                                                         65,000               64,689
Convertible subordinated notes (note 9)                                      100,000              100,000
Deferred income taxes (note 13)                                               19,596                6,081
                                                                            --------             --------
       Total liabilities                                                     258,948              251,126
                                                                            --------             --------

Minority interest                                                              2,950                1,593
                                                                            --------             --------

Redeemable preferred shares (note 10)                                          1,344                1,184
                                                                            --------             --------

Commitments and contingencies (notes 11, 16, 17 and 19)

Shareholders' equity
Capital stock (note 10)                                                       52,604               46,810
Retained earnings                                                             28,642                8,307
Cumulative translation adjustment                                               (129)                (276)
                                                                            --------             --------

       Total shareholders' equity                                             81,117               54,841
                                                                            --------             --------

       Total liabilities and shareholders' equity                           $344,359             $308,744
                                                                            ========             ========

      (the accompanying notes are an integral part of these consolidated financial statements)

                                IMAX CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
   IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
             (In thousands of U.S. dollars, except per share data)

                                                                                  YEARS ENDED DECEMBER 31,
                                                                                 1997       1996       1995
                                                                               ---------  ---------  ---------
Revenue
Systems                                                                        $ 97,539   $ 85,972    $51,968
Films                                                                            39,683     28,367     28,835
Other                                                                            21,237     15,499      7,694
                                                                               --------   --------    -------
                                                                                158,459    129,838     88,497
Costs and expenses                                                               73,806     58,257     44,348
                                                                               --------   --------    -------

Gross margin                                                                     84,653     71,581     44,149
Selling, general and administrative expenses                                     32,115     29,495     25,925
Research and development                                                          2,129      2,493      2,808
Amortization of intangibles                                                       2,701      2,708      2,541
                                                                               --------   --------    -------

Earnings from operations                                                         47,708     36,885     12,875
Interest income                                                                   5,604      5,797      3,377
Interest expense                                                                (13,402)   (11,765)    (7,337)
Foreign exchange (loss) gain                                                       (623)      (337)       193
                                                                               --------   --------    -------

Earnings before income taxes and minority interest                               39,287     30,580      9,108
Provision for income taxes (note 13)                                            (17,265)   (13,579)    (5,458)
                                                                               --------   --------    -------

Earnings before minority interest                                                22,022     17,001      3,650
Minority interest                                                                (1,357)    (1,593)         -
                                                                               --------   --------    -------

Net earnings                                                                   $ 20,665   $ 15,408    $ 3,650
                                                                               ========   ========    =======

Earnings per share (note 10)
   Basic                                                                          $0.71      $0.54      $0.12
   Diluted                                                                        $0.68      $0.50      $0.11

      (the accompanying notes are an integral part of these consolidated financial statements)

                                IMAX CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOW
   IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
                         (In thousands of U.S. dollars)


                                                                                   YEARS ENDED DECEMBER 31,
                                                                                 1997        1996       1995
                                                                               ---------  ----------  ---------
Cash provided by (used in):

OPERATING ACTIVITIES
Net earnings                                                                   $ 20,665    $ 15,408   $  3,650
Items not involving cash:
 Depreciation and amortization (note 14)                                         15,075      12,685     13,565
 Deferred income taxes                                                           14,015       8,961      3,817
 Minority interest                                                                1,357       1,593          -
 Amortization of discount on senior notes                                           311       1,863      1,743
 Other                                                                              259         145        381
Changes in deferred revenue on film production                                   (5,840)      3,331     (4,499)
Changes in other operating assets and liabilities (note 14)                     (34,254)    (17,211)   (14,706)
                                                                               --------    --------   --------
Net cash provided by operating activities                                        11,588      26,775      3,951
                                                                               --------    --------   --------

Investing Activities
Increase in marketable securities                                                (8,250)    (18,164)         -
Increase in film assets                                                         (28,056)    (14,822)    (3,673)
Purchase of capital assets                                                      (12,654)    (11,905)    (4,968)
Increase in other assets                                                         (4,502)     (3,638)         -
                                                                               --------    --------   --------
Net cash used in investing activities                                           (53,462)    (48,529)    (8,641)
                                                                               --------    --------   --------

Financing Activities
Repayment of long-term debt                                                      (2,326)       (729)    (1,266)
Repurchase of senior notes                                                            -      (4,919)         -
Issue of convertible subordinated notes                                               -     100,000          -
Deferred charges on debt financing                                                    -      (3,301)         -
Common shares issued                                                              5,758       2,038         18
Common shares and warrants repurchased                                                -     (19,508)       (84)
                                                                               --------    --------   --------
Net cash provided by (used in) financing activities                               3,432      73,581     (1,332)
                                                                               --------    --------   --------

Effect of exchange rate changes on cash                                             (78)         15       (180)
                                                                               --------    --------   --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS DURING THE YEAR                (38,520)     51,842     (6,202)
Cash and cash equivalents, beginning of year                                    102,589      50,747     56,949
                                                                               --------    --------   --------

Cash and cash equivalents, end of year                                         $ 64,069    $102,589   $ 50,747
                                                                               ========    ========   ========

      (the accompanying notes are an integral part of these consolidated financial statements)

                                IMAX CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
   IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
                         (In thousands of U.S. dollars)

                                             Number of
                                           Common Shares                        Retained        Cumulative            Total
                                             Issued and                         Earnings        Translation       Shareholders'
                                            Outstanding     Capital Stock      (Deficit)        Adjustment           Equity
                                           -------------    -------------   ----------------  -------------     ----------------
Balance at December 31, 1994                   28,173,856        $ 63,759          $(10,148)      $    (685)          $ 52,926
Issuance of common stock                            7,402              18                 -               -                 18
Common stock acquired and canceled                (28,000)            (84)                -               -                (84)
Accrual of stock compensation benefit                   -             353                 -               -                353
Accrual of preferred dividends                          -               -              (169)              -               (169)
Accretion of discount on preferred                      -               -              (125)              -               (125)
 shares
Net earnings                                            -               -             3,650               -              3,650
Foreign currency translation adjustments                -               -                 -             917                917
                                               ----------        --------          --------           -----           --------
Balance at December 31, 1995                   28,153,258          64,046            (6,792)            232             57,486

Issuance of common stock                          391,960           2,038                 -               -              2,038
Common shares and warrants repurchased           (660,000)        (19,508)                -               -            (19,508)
Accrual of stock compensation benefit                   -             234                 -               -                234
Accrual of preferred dividends                          -               -              (169)              -               (169)
Accretion of discount on preferred                      -               -              (140)              -               (140)
 shares
Net earnings                                            -               -            15,408               -             15,408
Foreign currency translation adjustments                -               -                 -           (508)               (508)
                                               ----------        --------          --------           -----           --------
Balance at December 31, 1996                   27,885,218          46,810             8,307           (276)             54,841

Issuance of common stock                        1,230,200           5,758                 -               -              5,758
Accrual of stock compensation benefit                   -              36                 -               -                 36
Accrual of preferred dividends                          -               -              (170)              -               (170)
Accretion of discount of preferred                      -               -              (160)              -               (160)
 shares
Net earnings                                            -               -            20,665               -             20,665
Foreign currency translation adjustments                -               -                 -             147                147
                                               ----------        --------          --------           -----           --------

Balance at December 31, 1997                   29,115,418        $ 52,604          $ 28,642           $(129)          $ 81,117
                                               ==========        ========          ========           =====           ========

      (the accompanying notes are an integral part of these consolidated financial statements)

                                IMAX CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
    (Tabular amounts in thousands of U.S. dollars unless otherwise stated)

             For the years ended December 31, 1997, 1996 and 1995.

1. DESCRIPTION OF THE BUSINESS

   Imax Corporation provides a wide range of products and services to the network of IMAX theaters. The principal activities of the Company are:

   - the design, manufacture and marketing of proprietary projection and sound systems for IMAX theaters;

   - the development, production and distribution of films shown in the IMAX theater network;

   - the design and supply of IMAX attractions hardware and films including motion simulation products; and

   - the provision of other services to the IMAX theater network including designing and manufacturing IMAX camera equipment for rental to filmmakers, providing film post-production image quality assurance and providing ongoing maintenance services for the IMAX projection and sound systems.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates are related to the recoverability of film assets, capital assets, goodwill and the measurement of contingencies. Actual results could be materially different from these estimates. Significant accounting policies are summarized as follows:

(a)  BASIS OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries.

(b)  INVESTMENTS

     Investments in marketable securities categorized as available-for-sale securities are carried at fair value with unrealized gains or losses included in a separate component of shareholders' equity. Investments in marketable securities categorized as held-to-maturity securities are carried at amortized cost.

     Investments in joint ventures are accounted for by the equity method of accounting under which consolidated net earnings include the Company's share of earnings or losses of the investees. The carrying values of the investments are adjusted for the Company's share of undistributed income or losses since acquisition and dividends received are recorded as a reduction in the investments. Writedowns are only made for declines in value which are other than temporary.

(c)  INVENTORIES

     Inventories are carried at the lower of cost, determined on a first-in, first-out basis, or net realizable value. Finished goods and work-in-process include the cost of raw materials, direct labor and manufacturing overhead costs.

                                IMAX CORPORATION

   IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
    (Tabular amounts in thousands of U.S. dollars unless otherwise stated)

             For the years ended December 31, 1997, 1996 and 1995.

(d)  FILM ASSETS

     Film assets represent costs incurred in producing and distributing films net of accumulated amortization. The film costs are charged as expenses using the individual-film forecast method as prescribed by Statement of Financial Accounting Standards No. 53 whereby film costs are amortized in the same ratio that current gross revenues bear to anticipated total gross revenues. Estimates of anticipated total gross revenues are reviewed quarterly by management and revised where necessary to reflect more current information.

     The recoverability of film costs is dependent upon commercial acceptance of the films. Any capitalized costs of a film that are determined to be unrecoverable are charged to operations in the period that determination is made.

(e)  CAPITAL ASSETS

     Capital assets are stated at cost and are depreciated on a straight-line basis over their estimated useful lives as follows:

               Projection equipment             -- 10 to 15 years
               Motion simulation equipment      -- 5 years
               Camera equipment                 -- 5 to 10 years
               Buildings                        -- 20 to 25 years
               Office and production equipment  -- 3 to 5 years
               Leasehold improvements           -- Over the term of the
                                                   underlying leases

(f)  GOODWILL

     Goodwill represents the excess purchase price of acquired businesses over the fair value of net assets acquired. Goodwill is amortized on a straight-line basis over its estimated life ranging from 10 to 25 years. The carrying value of goodwill is periodically reviewed by the Company and impairments are recognized in earnings when the expected future operating cash flows derived from the acquired businesses are less than the carrying value.

(g)  DEFERRED REVENUE

     Deferred revenue comprises receipts under systems sales and lease contracts, film production contracts and film exhibition contracts not yet recognized as revenue. The current portion of deferred revenue represents the estimated amount to be recognized in earnings during the following 12 month period.

(h)  INCOME TAXES

     Income taxes are accounted for under the asset and liability method whereby deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period in which the change occurs.

                                IMAX CORPORATION

   IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
    (Tabular amounts in thousands of U.S. dollars unless otherwise stated)

             For the years ended December 31, 1997, 1996 and 1995.

(i)  REVENUE AND COST RECOGNITION

     Sales and sales-type leases

     Revenues from theater system sales and leases which transfer substantially all of the benefits and risks of ownership to the customer ("sales-type leases") are recognized on the completed contract method (that is upon delivery of the system). Revenues include initial advance payments and contracted minimum rental payments discounted to their present value.

     Cash receipts under initial advance payments are generally received in advance of deliveries and are recorded as deferred revenue. The associated costs are recorded as inventories and systems under construction. Upon delivery of the theater system, the deferred revenue and deferred costs, net of residual value at the end of the lease term, are recognized in earnings.

     The Company recognizes the present value of the minimum rentals on sales-type leases upon delivery of the theater system. Cash receipts under minimum rental payments are received after delivery. Typically, ongoing rentals are received over the life of the system agreement and under any renewal periods. In the event of default of payment of minimum contracted rentals, the Company may repossess the system and refurbish it for resale. Royalties in excess of minimum rentals are recorded as revenue when due under the terms of the lease agreement.

     Operating leases

     Revenues from leases which do not transfer substantially all of the benefits and risks of ownership to the customer are treated as operating leases where revenues and direct expenses are recognized over the term of the lease and costs of leased assets are amortized over their estimated useful lives.

     Film production revenues

     Revenues from films produced for third parties are recognized when the film is completed and delivered to the sponsor. The associated production costs are deferred and subsequently charged to earnings when the film is delivered and the revenue is recognized.

(j)  RESEARCH AND DEVELOPMENT

     Research and development expenditures are expensed as incurred.

(k)  FOREIGN CURRENCY TRANSLATION

     Effective April 1, 1996, the U.S. dollar was adopted as the Company's functional currency as a result of the continued growth of the Company's business outside of Canada and the additional U.S. dollar denominated financing raised by the Company in April 1996. Monetary assets and liabilities of the Company's operations which are denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the exchange rates prevailing at year end. Non-monetary items are translated at historical exchange rates. Revenue and expense transactions are translated at exchange rates prevalent at the transaction date. All exchange gains and losses are included in the determination of net earnings in the period in which they arise.

(l)  STOCK-BASED COMPENSATION

     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, became effective for the Company for the year ended December 31, 1996. This statement allows enterprises to continue to measure compensation cost for employee stock option plans using the methodology currently prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company elected to remain with the accounting in Opinion No. 25 and has made pro forma disclosures of net earnings and earnings per share in Note 10 as if the methodology prescribed by Statement No. 123 had been adopted.

                                IMAX CORPORATION

   IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
    (Tabular amounts in thousands of U.S. dollars unless otherwise stated)

             For the years ended December 31, 1997, 1996 and 1995.

3.  NET INVESTMENT IN LEASES AND LEASE PAYMENTS RECEIVABLE

   The Company enters into sales-type leases which have initial advance payments and annual rental payments with contracted minimums which are generally indexed with inflation. The Company's net investment in sales-type leases comprises:

                                                                   1997               1996
                                                             -----------------  ----------------
  Total minimum lease payments receivable                            $109,036          $ 58,638
  Residual value of equipment                                           3,157             2,081
  Unearned finance income                                             (51,014)          (21,560)
                                                                     --------          --------
  Present value of minimum lease payments receivable                   61,179            39,159
  Valuation allowance                                                  (3,347)             (447)
                                                                     --------          --------
                                                                       57,832            38,712
  Less current portion                                                  6,007             4,218
                                                                     --------          --------
                                                                     $ 51,825          $ 34,494
                                                                     ========          ========

  Income recognized on systems from annual rental payments comprised the following:

                                                      1997            1996            1995
                                                ----------------  -------------  --------------
Minimum rental payments on operating leases              $ 1,273         $1,178          $1,230
Contingent rentals                                         4,971          3,892           2,982
Finance income                                             4,041          2,878           1,797
                                                         -------         ------          ------
Total                                                    $10,285         $7,948          $6,009
                                                         =======         ======          ======

  The estimated amount of minimum rental payments receivable from all signed leases, excluding those in sales backlog at December 31, 1997, for each of the next five years is as follows:

         1998     $7,826
         1999      8,693
         2000      9,270
         2001      9,599
         2002      9,897

4.  INVENTORIES AND SYSTEMS UNDER CONSTRUCTION

                                                  1997               1996
                                           ------------------  -----------------
  Raw materials                                  $      6,943            $ 4,840
  Work-in-process                                      14,508             15,008
  Finished goods                                          471                417
  Acquired contracts in process                             -              1,027
                                                 ------------            -------
                                                 $     21,922            $21,292
                                                 ============            =======

                                IMAX CORPORATION

   IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
    (Tabular amounts in thousands of U.S. dollars unless otherwise stated)

             For the years ended December 31, 1997, 1996 and 1995.

5.  FILM ASSETS

                                                             1997               1996
                                                      ------------------  -----------------
  Completed films, net of amortization                           $30,396            $12,730
  Films in production                                             11,313              5,699
  Acquired film rights, net of amortization                          327                621
                                                                 -------            -------
                                                                 $42,036            $19,050
                                                                 =======            =======

6.  CAPITAL ASSETS

                                                                                  1997
                                                   -------------------------------------------------------------------
                                                                               Accumulated
                                                           COST               depreciation          NET BOOK VALUE
                                                   ---------------------  ---------------------  ---------------------
  Equipment held for lease
   Projection equipment                                     $ 9,964                $ 4,052                $ 5,912
   Motion simulation equipment                                3,403                  1,090                  2,313
   Camera equipment                                           9,466                  2,440                  7,026
                                                            -------                -------                -------
                                                             22,833                  7,582                 15,251
                                                            -------                -------                -------
  Assets under construction                                   3,634                      -                  3,634
                                                            -------                -------                -------
  Other capital assets
   Land                                                       2,431                      -                  2,431
   Buildings                                                 14,557                  1,793                 12,764
   Office and production equipment                           14,297                  7,150                  7,147
   Leasehold improvements                                       398                    265                    133
                                                            -------                -------                -------
                                                             31,683                  9,208                 22,475
                                                            -------                -------                -------
                                                            $58,150                $16,790                $41,360
                                                            =======                =======                =======

                                                                                   1996
                                                   -------------------------------------------------------------------
                                                                               Accumulated
                                                           COST               depreciation          NET BOOK VALUE
                                                   ---------------------  ---------------------  ---------------------
  Equipment held for lease
   Projection equipment                                      $11,305                $ 3,859                $ 7,446
   Motion simulation equipment                                 3,378                    414                  2,964
   Camera equipment                                            7,239                  1,739                  5,500
                                                             -------                -------                -------
                                                              21,922                  6,012                 15,910
                                                             -------                -------                -------
  Other capital assets
   Land                                                        2,431                      -                  2,431
   Buildings                                                  11,500                  1,331                 10,169
   Office and production equipment                             9,911                  4,351                  5,560
   Leasehold improvements                                        314                    231                     83
                                                             -------                -------                -------
                                                              24,156                  5,913                 18,243
                                                             -------                -------                -------
                                                             $46,078                $11,925                $34,153
                                                             =======                =======                =======

The accumulated amortization of goodwill was $ 9,869,000 and $7,330,000 at December 31, 1997 and 1996, respectively.

                                IMAX CORPORATION

   IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
    (Tabular amounts in thousands of U.S. dollars unless otherwise stated)

             For the years ended December 31, 1997, 1996 and 1995.

7.  Other Assets
                                                    1997           1996
                                                 -------        -------
    Investments in joint ventures accounted
      for under the equity method                $ 6,915         $3,355
    Deferred charges on debt financing             3,771          4,653
    Other assets                                   1,203            283
                                                 -------         ------
                                                 $11,889         $8,291
                                                 =======         ======

8.  SENIOR NOTES

    The Senior Notes due March 1, 2001 were issued in 1994 at a discount from their principal amount and bear interest at 10 % per annum (7 % prior to March 1, 1997) with interest payable in arrears on March 1 and September 1. The Senior Notes are the senior obligations of the Company, ranking senior in right of payment to all subordinated indebtedness of the Company, and pari passu in right of payment to all senior indebtedness of the Company.

    Interest expense related to the Senior Notes was $6,175,000 during the year ended December 31, 1997 (1996 - $6,621,000; 1995 - $6,642,000).

    The Senior Notes are subject to redemption by the Company, in whole or in part, at any time on or after March 1, 1998 at redemption prices expressed as percentages of the principal amount (1998 104.29%; 1999 102.86%; 2000 101.43%), together with interest accrued thereon to the redemption date.

    The Senior Notes indenture contains covenants that, among other things, limit the ability of the Company and certain subsidiaries to incur additional indebtedness, pay dividends or make other distributions, make certain loans and investments, enter into asset sales, create liens, enter into certain sale-leaseback transactions, enter into certain transactions with affiliates, liquidate, or merge, consolidate or transfer substantially all their respective assets.


9.  CONVERTIBLE SUBORDINATED NOTES

    In April 1996, the Company issued $100 million of Convertible Subordinated Notes due April 1, 2003 bearing interest at 5.75 % payable in arrears on April 1 and October 1. The Notes, subordinate to present and future senior indebtedness of the Company, are convertible into common shares of the Company at the option of the holder at a conversion price of $21.406 per share (equivalent to a conversion rate of 46.7154 shares per $1,000 principal amount of Notes) at any time prior to maturity.

    Interest expense related to the Convertible Subordinated Notes was $5,750,000 during the year ended December 31, 1997 (1996 - $4,159,000;
    1995 - nil).

    The notes are redeemable at the option of the Company on or after April 1, 1999 at redemption prices expressed as percentages of the principal amount (1999 103.286%; 2000 102.464%; 2001 101.643%; 2002 100.821%) plus accrued interest. The notes may only be redeemed by the Company between April 1, 1999 and April 1, 2001 if the last reported market price of the Company's common shares is equal to or greater than $30 per share for any 20 of the 30 consecutive trading days prior to the notice of redemption. The notes may be redeemed at any time on or after April 1, 2001 without limitation.

                                IMAX CORPORATION

   IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
    (Tabular amounts in thousands of U.S. dollars unless otherwise stated)

             For the years ended December 31, 1997, 1996 and 1995.


10.  CAPITAL STOCK AND REDEEMABLE PREFERRED SHARES

(a)  Authorized

     The authorized capital of the Company consists of an unlimited number of common shares and an unlimited number of Class C preferred shares issuable in two series.

     The following is a summary of the rights, privileges, restrictions and conditions of each of the classes of shares.

     Common shares

     The holders of common shares are entitled to receive dividends if, as and when declared by the directors of the Company, subject to the rights of the holders of any other class of shares of the Company entitled to receive dividends in priority to the common shares.

     The holders of the common shares are entitled to one vote for each common share held at all meetings of the shareholders.

     Redeemable Class C preferred shares, Series 1

     The holders of Class C shares are entitled to a cumulative dividend at the rate of 7 % per annum on the Class C issue price of Canadian $100 per share. These dividends shall accrue from the issue date but shall not be declared or paid prior to the third anniversary date of the issue date. Dividends on the Class C shares are to be paid in priority to dividends payable to the holders of the common shares.

     If on any anniversary date of the issue date after the third such anniversary date the Class C cumulative dividends to be paid on such date are not paid and such dividends were required to have been paid pursuant to certain conditions, then the rate at which Class C cumulative dividends shall accrue thereafter will increase by 1 % per annum to a maximum dividend rate of 10 % per annum until all Class C cumulative dividends have been paid as required, at which time the dividend rate will revert to 7 % per annum.

     The Class C shares are redeemable at the option of the Company at any time in whole, or from time to time in part, in each case for an amount equal to the Class C issue price plus all accrued and unpaid dividends to, but not including, the date of such redemption. The Class C shares are to be redeemed in whole on September 1, 2002.

     Except as otherwise required by law, the holders of Class C shares Series 1 are not entitled to vote at any meeting of the shareholders.

     Redeemable Class C preferred shares, Series 2

     The Class C Series 1 preferred shares may be converted at any time in whole upon a resolution of the directors of the Company into the same number of Class C Series 2 preferred shares. The Series 2 shares shall be identical to the Series 1 shares except that the holders of Series 2 shares will be entitled to such number of votes as the directors determine subject to a maximum of six % of the votes attaching to all voting shares of the Company outstanding immediately following the conversion.

                                IMAX CORPORATION

   IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
    (Tabular amounts in thousands of U.S. dollars unless otherwise stated)

             For the years ended December 31, 1997, 1996 and 1995.


10.  CAPITAL STOCK AND REDEEMABLE PREFERRED SHARES- (CONTINUED)

(b)  Changes during the period

     Pursuant to shareholders' approval at the Annual and Special Meeting held on May 6, 1997, the Company's shares were split on a 2-for-1 basis in May 1997. Common share, stock option and earnings per share data for the current and comparative periods give retroactive effect to the stock split as if it had taken place at the beginning of the period.

     In 1997, the Company issued 778,200 common shares pursuant to the exercise of stock options for cash proceeds of $5,616,000 and 5,000 shares were issued under the terms of an employment contract with an ascribed value of $37,000.

     In 1996, the Company issued 386,960 common shares pursuant to the exercise of stock options for cash proceeds of $2,001,000 and 5,000 shares were issued under the terms of an employment contract with an ascribed value of $37,000. The Company repurchased 660,000 common shares and all of the outstanding warrants of the Company from certain officers and directors of the Company for $19,508,000 in cash.

     In 1995, the Company issued 7,402 common shares pursuant to the exercise of stock options for cash proceeds of $18,000 and acquired 28,000 common shares for cancellation at a cash cost of $84,000.

(c)  SHARES HELD FOR OTHER THAN RETIREMENT

     As at December 31, 1997, 213,000 (1996 - 660,000) issued common shares are held by a subsidiary of the Company for other than retirement. During 1997, 447,000 common shares held by a subsidiary of the Company were sold to a former employee of the Company in connection with the exercise of a stock option grant for cash proceeds of $105,000.

(d)  STOCK OPTIONS AND WARRANTS

     The Company has reserved a total of 4,644,188 common shares for future issuance as follows:

    (i) 381,744 common shares have been reserved for issuance pursuant to stock options granted in connection with the employment of Douglas Trumbull, former Vice Chairman of the Company, at an exercise price equivalent to Canadian $0.32 per share and expire on September 1, 2002. These options are fully vested.

    (ii) 51,608 common shares have been reserved for issuance pursuant to stock options granted at an exercise price equivalent to Canadian $1.59 per share which vest over a five year period and expire on April 8, 2004. At December 31, 1997, options in respect of 7,200 common shares were vested and exercisable.

    (iii) 4,210,836 common shares have been reserved for issuance under the Employee Stock Option Plan, of which options in respect of 2,005,600 common shares are outstanding at December 31, 1997. The options granted under the Employee Stock Option Plan generally vest over a five-year period and expire 10 years from the date granted. As at December 31, 1997, options in respect of 636,800 common shares were vested and exercisable.

                                IMAX CORPORATION

   IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
    (Tabular amounts in thousands of U.S. dollars unless otherwise stated)

             For the years ended December 31, 1997, 1996 and 1995.

10.  CAPITAL STOCK AND REDEEMABLE PREFERRED SHARES- (CONTINUED)

                                                   NUMBER OF SHARES           AVERAGE EXERCISE PRICE PER SHARE
                                          ----------------------------------  --------------------------------
                                             1997        1996        1995        1997       1996       1995
                                          ----------  ----------  ----------  ----------  ---------  ---------
  Options outstanding,beginning of
   year                                   2,126,800   2,009,800   1,115,000       $ 8.99     $ 6.86      $6.37
  Granted                                   711,000     481,000   1,107,000        23.10      15.47       7.33
  Exercised                                (749,200)   (350,800)     (1,200)        7.45       6.49       6.75
  Canceled or expired                       (83,000)    (13,200)   (211,000)        9.36       6.77       6.75
                                          ---------   ---------   ---------
  Options outstanding, end of year        2,005,600   2,126,800   2,009,800       $14.55     $ 8.99      $6.86
                                          =========   =========   =========

    The weighted average fair value of common share options granted in 1997 is $5,604,000 (1996 - $2,622,000). The fair value of common share options granted is estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0 %, a riskfree interest rate of 6 %, expected life of the options ranging from two to five years and expected volatility of 40 %.

    The following table summarizes certain information in respect of options outstanding under the Employee Stock Option Plan as at December 31, 1997:

                                 Number of Shares
                           ---------------------------
Range of exercise prices                                  Average exercise     Average remaining
 per share                   Outstanding       Vested     price per share             term
------------------------   --------------  -----------  ---------------------  -----------------
  $   4.62 - $  9.99             822,600       355,200        $ 6.80              6  1/2 years
  $  10.00 - $  14.99            108,000        22,000         11.22              8 years
  $  15.00 - $  19.99            598,000       259,600         16.34              8 years
  $  20.00 - $  27.00            477,000             -         26.44              9  3/4 years
                               ---------       -------
  Total                        2,005,600       636,800        $14.55              8 years
                               =========       =======

(e)  REDEEMABLE PREFERRED SHARES

     As at December 31, 1997 and 1996, there were 33,333 Class C Series 1 redeemable preferred shares issued and outstanding. Cumulative dividends payable on the Class C Series 1 redeemable preferred shares amounted to $653,000 at December 31, 1997 (December 31, 1996 - $483,000).

                                IMAX CORPORATION

   IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
    (Tabular amounts in thousands of U.S. dollars unless otherwise stated)

             For the years ended December 31, 1997, 1996 and 1995.


10. CAPITAL STOCK AND REDEEMABLE PREFERRED SHARES - (CONTINUED)

(f)  EARNINGS PER SHARE

                                                              1997                    1996                    1995
                                                     ----------------------  ----------------------  ----------------------
Net earnings available to common
shareholders:

  Net earnings                                                 $    20,665             $    15,408             $     3,650
  less:  accrual of preferred dividends                               (170)                   (169)                   (169)
         accretion of discount of preferred shares                    (160)                   (140)                   (125)
                                                               -----------             -----------             -----------
                                                               $    20,335             $    15,099             $     3,356
                                                               ===========             ===========             ===========

  Weighted average number of common shares:

  Issued and outstanding at beginning of year                   27,885,218              28,153,258              28,173,856
  Weighted average shares
   Issued in the year                                              659,065                 172,546                   5,402
   Repurchased in the year                                               -                (476,686)                (25,666)
                                                               -----------             -----------             -----------

  Weighted average used in computing basic
   earnings per share                                           28,544,283              27,849,118              28,153,592

  Assumed exercise of stock options, net of
   shares assumed acquired under the Treasury
   Stock Method                                                  1,575,410               2,075,780               1,239,584
                                                               -----------             -----------             -----------

  Weighted average used in computing diluted
   earnings per share                                           30,119,693              29,924,898              29,393,176
                                                               ===========             ===========             ===========

  Common shares potentially issuable pursuant to the Convertible Subordinated Notes would have an antidilutive effect on earnings per share and have not been included in the above computations.

  If the methodology prescribed by Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, had been adopted by the Company, pro forma results would have been as follows:


                                    1997                  1996                  1995
                            --------------       ---------------         -------------
  Net earnings                     $19,499               $15,059                $2,872
  Earnings per share
   Basic                           $  0.67               $  0.53                $ 0.09
   Diluted                         $  0.64               $  0.49                $ 0.09

                                IMAX CORPORATION

   IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
    (Tabular amounts in thousands of U.S. dollars unless otherwise stated)

             For the years ended December 31, 1997, 1996 and 1995.


11.  COMMITMENTS

(a) Total minimum annual rental payments under operating leases for premises are as follows:

         1998                  $1,438
         1999                   1,910
         2000                   2,183
         2001                   2,441
         2002                   2,476

     Rent expense was $1,033,000 for the year ended December 31, 1997 (1996 - $1,161,000; 1995 - $944,000).

(b) The Company has unused lines of credit amounting to Canadian $6.3 million, or the equivalent in U.S. dollars. No commitment fees are payable on these lines of credit.

(c) The Company has guaranteed up to $5.75 million of a term loan undertaken by a joint venture to which it is a party in connection with the development and construction of an IMAX attraction in Las Vegas. The term loan, which matures in January 2009, bears interest at LIBOR plus 3 % and is collateralized by the assets of the joint venture.

12.  GOVERNMENT ASSISTANCE

     A portion of the Company's research activities which relate to 3D motion pictures is eligible for government grants. Government grants have been credited against research and development expense in the amount of $100,000 during the year ended December 31, 1997 (1996 - $324,000; 1995 - $302,000).


13.  INCOME TAXES

(a) Earnings before income taxes and minority interest by tax jurisdiction comprise the following:

                                  1997         1996          1995
                          ------------- ------------  ------------
     Canada                    $31,872       $32,461       $ 9,239
     United States               6,512         3,308        (3,346)
     Japan                       1,424        (5,351)        3,547
     Other                        (521)          162          (332)
                               -------       -------       -------
     Total                     $39,287       $30,580       $ 9,108
                               =======       =======       =======

(b)  The provision for income taxes comprises the following:

                                 1997        1996         1995
                          ------------  -----------   -----------
     Current                $ (3,250)     $ (4,618)    $(1,641)
     Deferred                (14,015)       (8,961)     (3,817)
                            --------      --------     -------
     Total                  $(17,265)     $(13,579)    $(5,458)
                            ========      ========     =======

                                IMAX CORPORATION

   IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
    (Tabular amounts in thousands of U.S. dollars unless otherwise stated)

             For the years ended December 31, 1997, 1996 and 1995.


13. INCOME TAXES -- (CONTINUED)

(c) The provision for income taxes differs from the amount that would have resulted by applying the combined Canadian federal and Ontario provincial statutory income tax rates (44.62 %) to earnings as described below:

                                                                                1997        1996       1995
                                                                             ----------  ----------  ---------
  Income tax expense at combined statutory rates                              $(17,530)   $(13,644)   $(4,039)
  (Increase) decrease resulting from:
     Non-deductible expenses, including amortization of goodwill                  (985)     (1,519)      (929)
     Manufacturing and processing profits deduction                                684         977          -
     Large corporations tax                                                       (335)       (275)      (146)
     Income tax at different rates in foreign and other provincial
       jurisdictions                                                               292         701       (785)
     Investment tax credits and other                                              609         181        441
                                                                              --------    --------    -------
  Provision for income taxes as reported                                      $(17,265)   $(13,579)   $(5,458)
                                                                              ========    ========    =======

(d) The deferred income tax liability consists of:

                                                                    1997                1996
                                                             ------------------  ------------------
  Net operating loss carry forwards                                   $  2,349            $  4,318
  Investment tax credit carry forwards                                   5,015               4,529
  Asset write downs                                                        800                 800
  Income recognition on systems deliveries                             (52,374)            (31,827)
  Excess book over tax depreciation and amortization                    26,740              17,507
  Other                                                                   (145)                864
                                                                      --------            --------
                                                                       (17,615)             (3,809)
  Valuation allowance                                                   (1,981)             (2,272)
                                                                      --------            --------
                                                                      $(19,596)           $ (6,081)
                                                                      ========            ========

                                IMAX CORPORATION

   IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
    (Tabular amounts in thousands of U.S. dollars unless otherwise stated)

             For the years ended December 31, 1997, 1996 and 1995.

14. Consolidated Statements of Cash Flow

                                                                               1997              1996              1995
                                                                    ----------------  ----------------  ----------------
(a) Changes in other operating assets and
      liabilities were as follows:
    Decrease (increase) in:
      Accounts receivable                                                   $(15,081)         $ (7,940)         $ (4,007)
      Net investment in leases                                               (18,674)          (15,499)          (10,791)
      Inventories and systems under construction                              (1,365)           (3,761)           (6,543)
      Prepaid expenses                                                          (604)              420              (537)

    Increase (decrease) in:
    Accounts payable                                                           2,428             1,446              (148)
    Accrued liabilities                                                        7,543             5,633              (251)
    Income taxes payable                                                      (2,423)            1,964              (232)
    Other deferred revenue                                                    (6,078)              526             7,803
                                                                            --------          --------          --------
                                                                            $(34,254)         $(17,211)         $(14,706)
                                                                            ========          ========          ========

(b) Cash payments made during the year on account of:
    Income taxes                                                            $  5,145          $  2,395          $  1,863
                                                                            ========          ========          ========

    Interest                                                                $ 11,402          $  7,872          $  5,261
                                                                            ========          ========          ========

(c) Depreciation and amortization comprise the following:
    Acquired systems contracts in process                                   $  1,027          $  1,337          $  1,745
    Film assets                                                                4,905             2,850             5,111
    Capital assets                                                             5,560             5,020             3,755
    Intangibles                                                                2,701             2,708             2,541
    Deferred financing costs                                                     882               770               413
                                                                            --------          --------          --------
                                                                            $ 15,075          $ 12,685          $ 13,565
                                                                            ========          ========          ========

                                IMAX CORPORATION

   IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
    (Tabular amounts in thousands of U.S. dollars unless otherwise stated)

             For the years ended December 31, 1997, 1996 and 1995.

15. Segmented Information

            The Company operates primarily in two industries: the design, manufacture and sale or lease of projection systems and the production, distribution and post-production of films. Inter-segment transactions are not significant.

                                                           1997              1996              1995
                                                     ----------------  ----------------  ----------------
Revenue
Systems                                                     $ 97,539          $ 85,972          $ 51,968
Films                                                         39,683            28,367            28,835
Other                                                         21,237            15,499             7,694
                                                            --------          --------          --------
                                                            $158,459          $129,838          $ 88,497
                                                            ========          ========          ========

EARNINGS FROM OPERATIONS
Systems                                                     $ 52,594          $ 45,224          $ 23,193
Films                                                         11,452             7,965             7,226
Other                                                          1,000            (1,101)           (5,759)
Corporate overhead and research and development              (17,338)          (15,203)          (11,785)
                                                            --------          --------          --------
                                                            $ 47,708          $ 36,885          $ 12,875
                                                            ========          ========          ========

DEPRECIATION AND AMORTIZATION
Systems                                                     $  6,741          $  6,781          $  7,192
Films                                                          5,100             2,954             5,205
Other                                                          3,234             2,950             1,168
                                                            --------          --------          --------
                                                            $ 15,075          $ 12,685          $ 13,565
                                                            ========          ========          ========

CAPITAL EXPENDITURES
Systems                                                     $  6,103          $  3,406          $  3,942
Films                                                            206                76               254
Other                                                          6,345             8,423               772
                                                            --------          --------          --------
                                                            $ 12,654          $ 11,905          $  4,968
                                                            ========          ========          ========

IDENTIFIABLE ASSETS
Systems                                                     $167,926          $146,835          $121,853
Films                                                         52,199            23,729            11,382
Corporate and Other                                          124,234           138,180            61,280
                                                            --------          --------          --------
                                                            $344,359          $308,744          $194,515
                                                            ========          ========          ========

                                IMAX CORPORATION

   IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
    (Tabular amounts in thousands of U.S. dollars unless otherwise stated)

             For the years ended December 31, 1997, 1996 and 1995.

15. SEGMENTED INFORMATION -- (CONTINUED)

    Revenue by geographic area comprises:

                                   1997             1996             1995
                              ---------------  ---------------  ---------------
  Canada                             $ 12,890         $ 27,740          $13,705
  United States                        70,070           50,852           31,491
  Europe                               38,238           25,567           11,999
  Japan                                11,986           17,350           26,808
  Other                                25,275            8,329            4,494
                                     --------         --------          -------
                                     $158,459         $129,838          $88,497
                                     ========         ========          =======

16. FINANCIAL INSTRUMENTS

            From time to time the Company engages in hedging activities to reduce the impact of fluctuations in foreign currencies on its profitability and cash flow. The credit risk exposure associated with these activities would be limited to all unrealized gains on contracts based on current market prices. The Company believes that this credit risk has been minimized by dealing with highly-rated institutions.

            To fund Canadian dollar costs in 1998, the Company had entered into forward exchange contracts as at December 31, 1997 to hedge the conversion of $30 million of its cash flow into Canadian dollars at an average exchange rate of Canadian $1.36 per U.S. dollar.

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

            The estimated fair values of the Company's financial instruments at December 31, 1997 are summarized as follows:

                                                  CARRYING             ESTIMATED FAIR
                                                   AMOUNT                  VALUE
                                                 -----------           -------------
  Cash and cash equivalents                         $ 64,069               $ 64,069
  Marketable securities                               26,461                 26,461
  Senior notes                                        65,000                 67,860
  Convertible subordinated notes                     100,000                121,250
  Foreign currency contracts                             973                   (719)

            The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of these instruments. Marketable securities, which principally represent investments in corporate bonds maturing through October 1999, have been categorized as available-for-sale securities and are carried at estimated fair value. The fair values of the Company's Senior Notes and Convertible Notes are estimated based on quoted market prices for the Company's debt. The fair value of foreign currency contracts held for hedging purposes represents the estimated amount the Company would receive or pay to terminate the agreements, taking into consideration current exchange rates and the credit worthiness of the counterparties.

17. CONTINGENCIES

(a) In April 1994, Compagnie France Film Inc. filed a claim against the Company in the Superior Court in the District of Montreal, in the Province of Quebec, alleging breach of contract and bad faith in respect of an agreement which the Plaintiff claims it entered into with the Company for the establishment of an IMAX theater in Quebec City, Quebec, Canada. Until December 1993, Predecessor Imax was in negotiations with

                                IMAX CORPORATION

   IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
    (Tabular amounts in thousands of U.S. dollars unless otherwise stated)

             For the years ended December 31, 1997, 1996 and 1995.

17.  CONTINGENCIES -- (CONTINUED)

            the Plaintiff and another unrelated party for the establishment of an IMAX theater in Quebec City. In December 1993, Predecessor Imax executed a system lease agreement with the other party. During the negotiations, both parties were aware of the other party's interest in also establishing an IMAX theater in Quebec City. The Plaintiffs are claiming damages of Canadian $4.6 million, representing the amount of profit they claim they are denied due to their inability to proceed with an IMAX theater in Quebec City, together with expenses incurred in respect of this project and pre-judgment interest. The Company has disputed this claim and it went to trial in January 1998. The Court has reserved its decision, which must be released within six months of the trial.

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

(b) On February 26, 1996, Iwerks Entertainment Inc. filed a complaint against the Company alleging violations under the Sherman Act, the Clayton Act, tortious interference with contracts and prospective economic advantage, and unfair competition. The plaintiff is seeking unquantified damages, injunctive relief and restitution. The Company has filed an answer denying the material allegations of the complaint and intends to vigorously defend this action. The amount of the loss, if any, cannot be determined at this time.

(c) In July 1997, Debra B. Altman filed a claim against the Company, and certain unidentified individuals, in the Superior Court of the State of California for the County of Los Angeles, alleging breach of contract, breach of implied covenant of good faith and fair dealing, breach of implied-in-fact contract, breach of confidence, constructive fraud, quantum meruit, unjust enrichment and constructive trust with respect to a film project the Plaintiff claims to have pursued with the Company. The Plaintiff is seeking unquantified damages exceeding $5 million. The Company disputes this claim and has removed it to the U.S. District Court for the Central District of California, Western Division, and intends to vigorously defend this action. The trial is scheduled for July 1998. The amount of loss, if any, cannot be determined at this time.

     In addition to the litigation described above, the Company is currently involved in other litigation which, in the opinion of the Company's management, will not materially affect the Company's financial position or future operating results, although no assurance can be given with respect to the ultimate outcome for any such litigation.

                                IMAX CORPORATION

   IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
    (Tabular amounts in thousands of U.S. dollars unless otherwise stated)

             For the years ended December 31, 1997, 1996 and 1995.

18. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, and Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, will become effective for the Company's 1998 fiscal year and may require additional financial statement disclosures or alternative presentation of existing disclosures.

    New accounting standards issued but not effective would not have a material impact on the Company's financial statements.

19. SUBSEQUENT EVENT

    On March 5, 1998, Rosalini Film Productions Inc. filed a claim against the Company in the U.S. District Court for the Central District of California, alleging breach of written agreement, breach of implied covenant of good faith and fair dealing, fraud and deceit, negligent misrepresentation, unfair competition, unjust enrichment, quantum meruit, constructive trust and declaratory relief with respect to a film project the Plaintiff claims to have pursued with the Company. The Plaintiff is seeking unquantified damages. The Company disputes this claim and intends to vigorously defend this action. The amount of loss, if any, cannot be determined at this time.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        NONE.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth certain information regarding the executive officers and directors of the Company.

NAME                                     Age     Position
----                                     ---     --------
Bradley J. Wechsler.................     46      Chairman, Co-Chief Executive Officer and Director
Richard L. Gelfond..................     42      Vice Chairman, Co-Chief Executive Officer and Director
John M. Davison.....................     39      Executive Vice President, Operations and Chief Financial Officer
                                                 and Director
Peter J. Chilibeck..................     38      Senior Vice President, Legal Affairs and General Counsel
Andrew Gellis.......................     43      Senior Vice President, Film
Michael A. Gibbon...................     54      Senior Vice President, Technology
Christian H. Jorg...................     34      Senior Vice President, IMAX Attractions and Chief Operating
                                                 Officer of Ridefilm Corporation
David B. Keighley...................     50      Senior Vice President and President of David Keighley
                                                 Productions 70MM Inc.
Michael M. Davies...................     37      Vice President and Corporate Controller
Jennifer H. Rae.....................     54      Vice President, Affiliate Relations
G. Mary Ruby........................     40      Vice President, Legal Affairs and Corporate Secretary
I. Graeme Ferguson..................     68      Director
Michael Fuchs.......................     52      Director
Garth M. Girvan.....................     48      Director
Murray B. Koffler...................     74      Director
Philip C. Moore.....................     44      Director and Assistant Secretary
Miles S. Nadal......................     40      Director
Marc A. Utay........................     38      Director

  Under the Articles of the Company, the Board of Directors is divided into three classes, each of which serves for a three year term. The initial term of Class III directors, currently composed of Richard L. Gelfond, Miles S. Nadal and Bradley J. Wechsler expires at the Annual Meeting of Shareholders to be held on June 22, 1998. The term of Class I directors, currently composed of John M. Davison, I. Graeme Ferguson, Michael Fuchs and Philip C. Moore, expires in 2000. The term of Class II directors, currently composed of Garth M. Girvan, Murray B. Koffler and Marc A. Utay, expires in 1999.

  BRADLEY J. WECHSLER has been Chairman of the Company since March 1994 and Co-Chief Executive Officer since May 1996. From March 1, 1994 to September 12, 1994, Mr. Wechsler also served as Interim Chief Executive Officer. Since 1987, Mr. Wechsler has served as President of Entertainment Finance Services, Inc. and, since 1992, has served as President of Bedford Capital Advisors, Inc. which provides financial and advisory services to media and entertainment companies.

  RICHARD L. GELFOND has been Vice Chairman of the Company since March 1994 and Co-Chief Executive Officer since May 1996. In 1991 Mr. Gelfond founded Cheviot Capital Advisors Inc., a financial advisory and merchant banking firm that specializes in acquisitions and venture capital investments. In addition, Mr. Gelfond is Vice Chairman of the Board of Directors of Envirotest Systems Corp., a public company which is the largest provider of vehicle emissions testing services in North America.

  JOHN M. DAVISON joined the Company in 1987 and was appointed Vice President, Finance in 1991. In 1995 Mr. Davison became Senior Vice President, Finance and Administration, responsible for the financial affairs and administrative operations of the Company, and in February 1997 was appointed Executive Vice President, Operations and Chief Financial Officer. He became a Director of the Company in May 1994. Mr. Davison is a Chartered Accountant and Chartered Business Valuator. Mr. Davison is a Canadian citizen.

  PETER J. CHILIBECK joined the Company as Senior Vice President, Legal Affairs and General Counsel in February 1997. He is responsible for advising the Board of Directors and senior management on all of the Company's legal affairs. Prior to joining the Company, Mr. Chilibeck was Corporate Secretary and Assistant General Counsel of Northern Telecom Limited, a leading global supplier of telecommunications equipment products, from December 1994, and Assistant General Counsel and Assistant Secretary of Northern Telecom Limited prior thereto. Mr. Chilibeck is a member of the Ontario Bar and a Canadian Citizen.

  ANDREW GELLIS joined the Company as Senior Vice President, Film in January 1996 responsible for supervising the production and distribution of the Company's films for both the institutional and commercial markets. Prior to joining the Company, Mr. Gellis was affiliated with Sony Corporation and its numerous entertainment/technology divisions, where he helped pioneer and advance Sony's entrance into the large-format filmmaking arena. Mr. Gellis also wrote and produced Sony's highly-acclaimed 15/70-format 3D film Across The Sea of Time. Mr. Gellis began his career at the J. Michael Bloom Agency, where he founded the literary department on both coasts, served as a production executive at CBS Film, Inc., was a studio-based producer at Twentieth-Century Fox and was the head of his own film production company.

  MICHAEL A. GIBBON joined the Company in 1988 and became Vice President, Technology in 1989 and Senior Vice President, Technology in 1995. Mr. Gibbon is responsible for technology, manufacturing and client support, for both the making of films and for theaters and projection systems. Mr. Gibbon is registered as a professional engineer by the Association of Professional Engineers of Ontario. Mr. Gibbon is a Canadian citizen.

  CHRISTIAN H. JORG joined the Company in 1995 as Vice President, Business Affairs and Business Development and was promoted to Senior Vice President, Business Affairs and Development in December 1995. In July 1996, Mr. Jorg was given the functional title of Chief Operating Officer of Ridefilm Corporation and is responsible for the Company's attractions businesses, product development and marketing for theme parks and investment opportunities in specialty attractions. Prior to joining the Company, Mr. Jorg was Vice President, New Technologies for BMG Entertainment (formerly Bertelsmann Music Group). Mr. Jorg is a Director of Sonics Associates, Inc.

  DAVID B. KEIGHLEY has been a Senior Vice President of the Company since July 1997 and is President of David Keighley Productions 70MM Inc. From January 1995 to July 1997, Mr. Keighley was a Vice President of the Company. Mr. Keighley is responsible for motion picture post-production and image quality assurance for 15/70-format films and has been involved in the production and post-production of 15/70-format films for more than two decades. Mr. Keighley was recognized by the Board of Governors of the Society of Motion Picture and Television Engineers (SMPTE) as the winner of the 1993 Herbert T. Kalmus Gold Medal Award for his outstanding contributions to 15/70mm print quality control and pioneering efforts in making high-quality 15/70mm release prints through the interpositive/internegative system. Mr. Keighley is a Canadian citizen.

  MICHAEL M. DAVIES has been Corporate Controller of the Company since October 1994 and was appointed Vice President and Corporate Controller in November 1996. From April to October 1994, Mr. Davies was Vice President and Controller of Lac Minerals Ltd., a publicly held international mining company. Prior thereto, Mr. Davies held several controllership positions with Lac Minerals Ltd. Mr. Davies is a Chartered Accountant and a Canadian citizen.

  JENNIFER H. RAE, Vice President, Affiliate Relations, joined the Company in 1986 and was appointed Vice President, Corporate Communications in 1994 and Vice President, Affiliate Relations in September 1996. Ms. Rae is responsible for evaluating and co-ordinating all aspects of the Company's relationships with its theater network. Ms. Rae has worked for more than 25 years as a communications consultant and writer/editor, primarily in broadcasting, politics and the voluntary sector. Ms. Rae is a Canadian citizen.

  G. MARY RUBY joined the Company in 1987 and was appointed Vice President, Legal Affairs and Corporate Secretary in 1991. Ms Ruby acts as Corporate Secretary to the Board of Directors and provides advice with respect to the Company's legal affairs. Ms. Ruby is a member of the Ontario Bar and is a Canadian citizen.

I. GRAEME FERGUSON, a Director of the Company since May 1996, was a co-founder and past President of the Company. Since 1994, Mr. Ferguson has been a consultant to the Company on various film productions. He has produced or co-produced such 15/70-format films as North Of Superior, Man Belongs To The Earth, Snow Job, Ocean, Hail Columbia!, The Dream Is Alive, Blue Planet, Journey To The Planets, Destiny In Space, Into The Deep, L5-First City In Space, and Mission To Mir. Mr. Ferguson is a Canadian citizen and is a Member of the Order of Canada.

  MICHAEL FUCHS, a Director of the Company since May 1996, held the position of Chairman and Chief Executive Officer of Home Box Office from October 1984 until November 1995. Under his leadership, HBO became the largest and most successful pay-television company in the world. In May, 1995 Mr. Fuchs added the chairmanship of Warner Music Group to his portfolio, becoming responsible for the overall management of the two divisions for the world's leading entertainment conglomerate, Time Warner Inc. Mr. Fuchs left Time Warner in November, 1995. Mr. Fuchs has received many honors, including induction into the Broadcasting & Cable Magazine Hall of Fame (1994), The National Academy of Cable Programming Governors Award (1994), The Milton Petrie Award from The National Victim Center (1992), The Simon Wiesenthal Center's Distinguished Service Award (1989), The National Cable Television Association's Vanguard Award for Programming Excellence (1988), The Simon Wiesenthal Center's Humanitarian Award (1996), Union College's Nott Medal for Distinguished Alumni (1995), and People For the American Way's Spirit of Liberty Award (1996). Mr. Fuchs holds numerous other directorships.

  GARTH M. GIRVAN, a Director of the Company since 1994, is a partner of McCarthy Tetrault, special Canadian counsel to the Company. Mr. Girvan is a Canadian citizen.

  MURRAY B. KOFFLER, a Director of the Company since May 1996, founded Shoppers Drug Mart in 1968 and presently serves as Honorary Chairman. Mr. Koffler co-founded Four Seasons Hotels Limited and presently serves as a director. Since 1988, Mr. Koffler has been Chairman of the International Board of Directors of the Weizmann Institute of Science in Israel. Mr. Koffler holds numerous other directorships. Mr. Koffler is a Canadian citizen and is an Officer of the Order of Canada.

  PHILIP C. MOORE, a Director of the Company since 1994, is a partner of McCarthy Tetrault, special Canadian counsel to the Company. Mr. Moore is a Canadian citizen.

  MILES S. NADAL, a Director of the Company since 1994, has been President and Chief Executive Officer, and a director, of MDC Corporation since 1986. MDC Corporation is a multi-disciplined communications and marketing organization providing a broad range of consulting, production and manufacturing services in the communications industry. Mr. Nadal is a Canadian citizen.

  MARC A. UTAY, a Director of the Company since May 1996, has been Managing Director of Wasserstein Perella & Co. Inc. and head of the firm's High Yield Investment Banking Capital Markets Group since 1993. Prior to his joining Wasserstein Perella, Mr. Utay was Managing Director at Bankers Trust Company where he specialized in leveraged finance and mergers and acquisitions.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

  The following table sets forth, for the periods indicated, the compensation paid or granted by the Company and its subsidiaries to the individuals who served during 1997 as Chief Executive Officers and the four most highly compensated executive officers of the Company, other than the Chief Executive Officer, who were serving as executive officers at December 31, 1997 (collectively, the "Named Executive Officers"). As noted in Item 13 under "Standstill Agreement", the Articles of the Company provide that the entering into or changing the terms of any agreement with the Co-Chief Executive Officers is an "Extraordinary Matter" requiring unanimous approval by the "CEO Advisors" (who currently comprise a representative of Wasserstein Perella and the Co-Chief Executive Officers), failing which unanimous approval of the Board of Directors is required. The compensation for the Co-Chief Executive Officers for 1997 was determined in accordance with their renewal employment agreements effective January 1, 1997, the terms of which agreements were approved by the Board of Directors upon the recommendation of the Compensation Committee, which is composed of three directors independent of management, after receiving the unanimous recommendation of the CEO Advisers. The table also includes an additional individual for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer of the registrant at December 31, 1997.

                           SUMMARY COMPENSATION TABLE


                                                      Annual Compensation
                                ---------------------------------------------------------------
                                                                                 Other
                                                                                 Annual
Name and Principal Position of    Year Ended                                  Compensation
Named Executive Officer           December 31    Salary         Bonus (2)         (3)
------------------------------    -----------    ---------      ---------   ----------------
                                                    ($)            ($)            ($)

Bradley J. Wechsler                  1997         710,000      1,300,000                 --
Chairman and Co-Chief                1996         650,000        650,000                 --
Executive Officer                   1995         500,000        250,000                 --

Richard L. Gelfond                   1997         710,000      1,300,000                 --
Vice Chairman and Co-Chief           1996         650,000        650,000                 --
Executive Officer                    1995         500,000        250,000                 --

David B. Keighley, Senior Vice       1997         178,849        220,597                 --
President and President,             1996         150,078        149,438                 --
David Keighley                       1995         145,317         98,459                 --
Productions 70MM Inc.

Christian Jorg                       1997         208,692         40,000            136,875(6)
Senior Vice President, IMAX          1996         198,731         44,324             77,500(6)
Attractions and Chief                1995          78,500(1)      25,000                 --
 Operating Officer of Ridefilm
 Corporation

Andrew Gellis                        1997         210,000         55,000             50,000(8)
Senior Vice President, Film          1996         210,000         55,125             50,000(8)

John Davison                         1997         193,025         73,455                 --
Executive Vice President,            1996         146,580         45,631                 --
Operations and Chief Financial       1995         136,678         36,625                 --
Officer

Douglas Trumbull                     1997         288,462(10)    207,765                 --
Vice Chairman and Chief              1996       1,229,167             --                 --
Executive Officer of                 1995       1,104,167             --                 --
Ridefilm Corporation

                                             Long-Term
                                            Compensation
                                 -----------------------------------
NAME AND PRINCIPAL POSITION OF     Restricted      Securities Under        All Other
Named Executive Officer           Stock Awards(4)  Options Granted(5)   Compensation(9)
------------------------------   ---------------   ----------------     ---------------
                                       ($)               (#)                  ($)

Bradley J. Wechsler                 465,000             80,000               8,614
Chairman and Co-Chief                    --                 --               8,022
 Executive
Officer                                  --            300,000               7,806


Richard L. Gelfond                  465,000             80,000               8,614
Vice Chairman and Co-Chief               --                 --               7,806
Executive Officer                        --            300,000               7,806

David B. Keighley, Senior Vice           --             15,000              11,019
President and President,                 --             10,000               8,189
David Keighley                           --             15,000               8,217
Productions 70MM Inc.

Christian Jorg                           --             12,500               8,614
Senior Vice President, IMAX              --             25,000                 162
Attractions and Chief                    --             50,000                  54
 Operating Officer of Ridefilm                                              62,500(7)
 Corporation

Andrew Gellis                            --             12,500               8,614
Senior Vice President, Film              --             62,000                 306

John Davison                             --             35,000              10,273
Executive Vice President,                --             20,000               8,006
Operations and Chief Financial           --             20,000               7,718
Officer

Douglas Trumbull                         --                 --               3,302
Vice Chairman and Chief                  --                 --               8,364
Executive Officer of                     --                 --               8,364
Ridefilm Corporation

(1) This amount was paid to Mr. Jorg in 1995 based on his annual salary of $195,000.
(2) These amounts are paid under annual incentive arrangements that the Company has with each of the Named Executive Officers, as detailed under "Employment Contracts."
(3) The value of perquisites and other personal benefits for each Named Executive Officer does not exceed the lesser of $50,000 and 10% of his annual salary and bonus.
(4) These amounts represent the dollar value of the grant of 30,000 synthetic restricted shares ("phantom stock") on January 1, 1997 to each of Messrs. Wechsler and Gelfond as detailed under "Employment Contracts". The value of this phantom stock grant to each of the Named Executives as at December 31, 1997 was $660,000.
(5) 1995 and 1996 amounts have been restated to reflect the 2-for-1 stock split which became effective by May 27, 1997.

(6) This amount represents the taxable benefit in respect of 5,000 fully paid-up shares issued to Mr. Jorg pursuant to his employment contract.
(7) This amount represents one-time signing and relocation payments of $17,500 and $45,000, respectively, made to Mr. Jorg in 1995 pursuant to his employment contract.
(8) This amount was paid on account of certain script writing services provided by Mr. Gellis.
(9) Except as noted, these amounts reflect (i) the payment by the Company of life insurance premiums on the lives of the Named Executive Officers, and
    (ii) contributions to the Company's defined contribution pension plans.
(10) This amount was paid to Mr. Trumbull in 1997 based on his annual salary of $1,250,000. Mr. Trumbull's contract with the Company expired on March 1, 1997.

OPTIONS GRANTED

  The Company has a Stock Option Plan under which the Company may grant options to purchase common shares on terms that may be determined, within the limitations of the Stock Option Plan. The aggregate number of common shares reserved for issuance under the Plan is 4,210,836 common shares. Options to purchase 2,005,600 common shares have been granted and are outstanding under the Plan as at December 31, 1997. The exercise price for options issued under the Plan, is not to be less than the market price of the common shares on the date of grant. An option will be exercisable for a maximum period of ten years from the date of grant, subject to earlier termination if the option holder ceases to be employed by the Company. The Board of Directors determines vesting requirements. If a Participant's employment with the Company terminates for any reason, any Options which have not vested will be surrendered for cancellation without any consideration being paid therefor. If the Participant's employment is terminated without "cause" or by reason of such Participant's resignation, death or permanent disability, the Participant (or the Participant's estate) will be entitled to exercise the Participant's vested Options for a period of 30 days. If the Participant's employment is terminated for cause, such Participant's vested Options will be surrendered for cancellation without any consideration being paid therefor. If the Participant is a party to an employment agreement with the Company or any of its subsidiaries and breaches any of the restrictive covenants in such agreement, such Participant will be required to surrender all unexercised Options for cancellation without any consideration being paid therefor and will be obligated to pay to the Company an amount equal to the aggregate profit realized by such Participant with respect to any prior Option exercises.

  The following table sets forth information relating to individual grants of options to purchase common shares of the Company to Named Executive Officers under the Stock Option Plan during the financial year ended December 31, 1997 in respect of services rendered or to be rendered to the Company:

            OPTION GRANTS IN FINANCIAL YEAR ENDED DECEMBER 31, 1997

                                                                                          POTENTIAL REALIZABLE
                                                                                            VALUE AT ASSUMED
                                              % OF TOTAL                                    ANNUAL RATES OF
                                               OPTIONS                                        STOCK PRICE
                                SECURITIES    GRANTED TO                                    APPRECIATION FOR
                                   UNDER      EMPLOYEES                                       OPTION TERM
                                  OPTIONS    IN FINANCIAL      EXERCISE      EXPIRATION  ----------------------
    NAME                          GRANTED       YEAR            PRICE          DATE          5%         10%
------------------------------  ----------   ------------  ---------------   ----------   -------    ---------
                                   (#)                     ($/COMMON SHARE)                 ($)         ($)
 Bradley J. Wechsler (1)            80,000           11.3            15.70   01-Jan-04    514,960    1,193,200
 Richard L. Gelfond (1)             80,000           11.3            15.70   01-Jan-04    514,960    1,193,200
 David Keighley (2)                 15,000            2.1            26.94   11-Aug-07    254,583      642,519
 Christian Jorg (2)                 12,500            1.8            26.94   11-Aug-07    212,153      535,433
 Andrew Gellis (2)                  12,500            1.8            26.94   11-Aug-07    212,153      535,433
 John Davison (2)                   35,000            4.9            26.94   11-Aug-07    594,027    1,499,211

(1) These options vested immediately upon the grant date and entitle the Named Executive Officer to purchase one common share for each option. The market value of the common shares underlying the options was equal to the exercise price on the date of the grant.

(2) These options vest over five years at the rate of 20% per year and entitle the Named Executive Officer to purchase one common share for each option. The market value of the common shares underlying the options was equal to the exercise price on the date of the grant.

             AGGREGATED OPTION EXERCISES DURING THE FINANCIAL YEAR ENDED DECEMBER 31, 1997 AND FINANCIAL YEAR-END OPTION VALUES

                                                        UNEXERCISED OPTIONS AT        VALUE OF UNEXERCISED
                               SECURITIES   AGGREGATE     FINANCIAL YEAR-END          IN-THE-MONEY OPTIONS
                                ACQUIRED      VALUE          EXERCISABLE/            AT FINANCIAL YEAR-END
NAME                          ON EXERCISE    REALIZED        UNEXERCISABLE       EXERCISABLE/UNEXERCISABLE (1)
----------------------------  ------------  ----------  -----------------------  ------------------------------
                                  (#)          ($)                (#)                         ($)

 Bradley J. Wechsler              277,000   3,233,307               80,000/Nil                     504,000/Nil
 Richard L. Gelfond               277,000   3,233,307               80,000/Nil                     504,000/Nil
 David Keighley                       Nil         Nil            38,000/52,000                 563,320/491,980
 Christian Jorg                       Nil         Nil            25,000/62,500                 310,575/517,300
 Andrew Gellis                        Nil         Nil            12,400/62,100                 121,250/485,000
 John Davison                      59,000   1,184,105             7,000/98,000                  70,660/900,903
 Douglas Trumbull                 447,000   9,730,117              385,744/Nil                   8,326,462/Nil

(1) Calculated based on the December 31, 1997 closing price of the common shares on NASDAQ of $22.00.


PENSION PLANS

  The Company maintains defined contribution employee pension plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount equal to 5% of their base salary subject to certain prescribed maximums. During the financial year ended December 31, 1997, the Company contributed an aggregate of $13,937 to the Canadian plan on behalf of Messrs. Keighley and Davison and $41,194 to the Company's defined contribution employee pension plan qualified under Section 401(k) of the U.S. Internal Revenue Code on behalf of each of Messrs. Wechsler, Gelfond, Keighley, Jorg, Gellis and Trumbull. The Company does not have any other pension plans for its employees.


EMPLOYMENT CONTRACTS


  The Company has entered into employment agreements with each of Messrs. Wechsler and Gelfond (the "Executives") with effect from January 1, 1997 for a two-year term. Under the Company's governance process as set forth in its Articles and By-laws, the "CEO Advisors" unanimously recommended to the Compensation Committee, which is composed of three directors independent of management, the approval of these agreements, which were approved by the Board of Directors upon the recommendation of the Compensation Committee. The CEO Advisors include a representative of Wasserstein Perella, the largest shareholders of the Company. The employment agreements provide that each of the Executives will receive a salary of US$ 710,000 in each year of the term. These agreements also provide that each of the Executives will receive a discretionary bonus in each year tied to the performance of the Company and certain qualitative and quantitative measures determined by the CEO Advisors (as such term is described below under "Standstill Agreement") and the Compensation Committee of the Board. The bonus paid to each of Messrs. Wechsler and Gelfond in respect of 1997 was $1,300,000. In addition, at the beginning of each year of the term each Executive is granted the right to receive 30,000 synthetic restricted shares ("phantom stock"). At any time after January 1, 1998 and January 1, 1999 each Executive has the right to exercise the right to receive the phantom stock, by being paid an amount equal to the fair market value of an equal number of common shares of the Company on the date on which the Executive makes the request. Each Executive is also granted 80,000 options to purchase common shares in accordance with the Stock Option Plan on each of January 2, 1997 and 1998, which options expire on January 1, 2004 and January 1, 2005, respectively. Under the agreements, each of the Executives is to perform such services with respect to the Company's business as may be reasonably requested from time to time by the Board of Directors and which are consistent with his position as Co-Chief Executive Officer. In addition, the Company is to use its best efforts to cause the Executives to be elected to the Board of Directors and to the designation of a CEO Advisor. In addition, a provision contained in their original employment agreements is continued, whereby each of the Executives is also entitled to receive, upon a sale of the Company or the exercise after March 1, 1999 by the Executives of their rights to require the Company to take action to liquidate their common shares under a Shareholders' Agreement among Wasserstein Perella Partners, L.P., Mr. Wechsler, Mr. Gelfond and certain other investors dated as of June 16, 1994, a cash bonus in an amount equal to the product of (a) 0.375% and (b) the amount by which the sale or liquidation transaction imputes an equity value in excess of Cdn. $150,000,000 to the common shares originally issued by the Company (on a fully diluted basis but excluding the common shares issued upon the conversion of the Class B convertible preferred shares of the Company formerly outstanding which were converted into common shares on June 16, 1994 and the common shares issued upon the exercise of warrants owned by each of Messrs. Wechsler and Gelfond). Under the employment agreements, the Company is to equalize the Executives to the taxes which each of the Executives would have paid had he earned his employment compensation and paid taxes thereon solely in the United States. The employment agreements also contain non-competition provisions.


  The three-year employment agreement entered into between the Company and Mr. Trumbull expired on March 1, 1997. During the term of this agreement, Mr. Trumbull received a base salary, payable at the annual rate of $1,000,000 for the first year and increasing to $1,125,000 for the second year and $1,250,000 for the third year. Under the agreement, Mr. Trumbull received as a bonus, options to purchase 414,372 common shares at an exercise price of Cdn. $0.65. Mr. Trumbull was also entitled under the agreement to receive bonuses payable in cash. The amount of any such cash bonuses were to be based on the aggregate price paid by Mr. Trumbull to exercise the options. In 1997, Mr. Trumbull received a bonus of Cdn. $288,315 (US$207,765). Mr. Trumbull was also eligible to receive additional compensation (payable in additional options to purchase common shares or a combination of common shares and cash) in connection with new technology devised by Mr. Trumbull or if Mr. Trumbull personally produced or directed any film project. Mr. Trumbull's employment agreement also contained a non-competition provision.


  The Company and David Keighley Productions 70 MM Inc. (formerly David Keighley Productions Ltd.) ("DKPL/70MM"), a wholly-owned subsidiary of the Company, entered into an employment agreement on November 24, 1993 (the "1993 Agreement") under which David Keighley was employed as President of DKPL/70MM. The agreement was for a five-year term commencing February 1, 1993. Under this agreement, Mr. Keighley received an annual base salary of Cdn. $187,795 in the year ended January 31, 1994 and an annual base salary in each of the next four years thereafter equal to 103% of the previous year's base salary. Mr. Keighley was entitled to receive an annual bonus of one-third of his annual base salary if DKPL/70MM met its pre-tax profit threshold as provided in the agreement for each of the five years ended December 31. Mr. Keighley was also entitled to receive a further bonus of 10% of any excess of DKPL/70MM's audited profit before taxes over DKPL/70MM's pre-tax profit threshold. On July 15, 1997, DKPL/70MM entered into a new employment agreement with Mr. Keighley. The new agreement is for a five-year term. Under this agreement, Mr. Keighley is to receive an annual base salary of $212,405 in the year ended July 15, 1998 and will receive an annual base salary of 105% of the previous year's base salary in each of the next four years during the term of the agreement. Mr. Keighley is entitled to receive an annual bonus and further profit-based bonus on the same basis as in the 1993 Agreement. Mr. Keighley's bonus in respect of DKP/70MM's year ended December 31, 1997 was U.S. $220,597. Under the new agreement, Mr. Keighley has also given covenants regarding confidentiality and non-competition. The agreement provides that the employment of Mr. Keighley may be terminated at any time for cause or, after not less than 30 days notice, without cause. If Mr. Keighley's employment is terminated without cause, DKPL/70MM must continue to pay Mr. Keighley his annual base salary for a maximum period of 12 months. In addition to the above, the Company provided Mr. Keighley with a temporary housing loan in the amount of U.S. $75,000 plus interest (which was repaid in 1997) to be used in connection with his relocation to Los Angeles at the Company's request.


  Mr. Jorg entered into an employment agreement on August 8, 1995 under which he was employed as Vice President, Business Affairs and Business Development. Effective March 1, 1997 Mr. Jorg was promoted to the position of Senior Vice President and Chief Operating Officer, IMAX Attractions and Chief Operating Officer of Ridefilm Corporation. The agreement is for a three-year term. Under his agreement Mr. Jorg receives an annual base salary of $195,000 in the first year of the employment term, $205,000 in the second year and $215,000 in the third year plus an annual performance bonus (with a minimum guaranteed bonus of $20,000 for 1997). Pursuant to the agreement, Mr. Jorg has received 10,000 fully paid common shares of the Company and was granted options to purchase 50,000 common shares under the Stock Option Plan. Mr. Jorg has given covenants regarding confidentiality and non-competition. The agreement provides that the employment of Mr. Jorg may be terminated at any time for cause. If Mr. Jorg's employment is terminated without cause, the Company must pay Mr. Jorg his annual base salary and guaranteed bonus for the balance of the term.

Mr. Gellis entered into an employment agreement on December 13, 1995 under which he was employed as Senior Vice President, Film of the Company. The agreement was for a two-year term commencing January 1, 1996. Under this agreement Mr. Gellis received an annual base salary of $210,000 plus an annual performance bonus at a target of 30% of salary, with a guaranteed minimum annual bonus of $40,000. Mr. Gellis was also entitled to receive a minimum of $50,000 in each year of the term in respect of script writing services performed by Mr. Gellis for the Company. Pursuant to the agreement Mr. Gellis was granted options to purchase 50,000 common shares under the Stock Option Plan. Mr. Gellis has given covenants regarding confidentiality and non-competition. The agreement provides that the employment of Mr. Gellis may be terminated at any time for cause. If Mr. Gellis' employment is terminated without cause, the Corporation must pay Mr. Gellis his annual salary and guaranteed bonus for the greater of the balance of the term and six months. Mr. Gellis' employment agreement with the Company expired on January 1, 1998. A new agreement is currently in negotiation.


  Mr. Davison entered into an employment agreement with the Company on January 16, 1991, as amended by a letter dated August 31, 1992, under which he was employed as Director, Corporate Development and then promoted to Vice President, Finance. The agreement is for an indefinite term and contains covenants regarding confidentiality and non-competition. The agreement provides that the employment of Mr. Davison may be terminated at any time for cause. If Mr. Davison's employment is terminated without cause, the Corporation must pay Mr. Davison his annual salary for 12 months. Mr. Davison and the Company entered into a share option agreement dated as of April 8, 1994. Under this agreement Mr. Davison is granted options to purchase 75,016 common shares of the Company at Cdn. $1.595 per share. The options vest over a five year period with 50% vesting on the attainment of certain performance criteria to be determined by the Company and the remaining vesting as to 20% each year. Any unvested options on the date of any termination of Mr. Davison's employment are forfeited.


Compensation Committee

  The Board of Directors constituted a Compensation Committee in December 1996. The members of the Compensation Committee are Messrs. Girvan, Nadal and Utay. Mr. Fuchs is an unofficial member of the Committee. As the Compensation Committee did not participate in executive compensation decisions in respect of 1997, other than the employment agreement entered into by the Co-Chief Executive Officers, the compensation of the Company's employees was established through guidelines set by the Board of Directors.

  Compensation for all the Company's employees, including its Named Executive Officers, is based on each employee's job responsibilities and on his or her individual performance over time. The Company's executive compensation program has three principal components: base salary, annual variable incentive compensation and stock options. The Company believes these components collectively provide a fair and competitive pay package and an appropriate relationship between an executive's compensation, the executive's performance, and the Company's performance.


DIRECTORS' COMPENSATION

  Directors are reimbursed for the expenses of attending meetings of the Board of Directors. In addition, members of the Board of Directors who are not also employees of the Company receive Cdn. $20,000 per year plus Cdn. $1,500 for each meeting of the Board attended in person and Cdn. $750 for each telephone meeting of the Board or meeting of any committee of the Board, whether participating in person or by telephone. In addition, each of the directors who are not also employees of the Company are granted options to purchase 4,000 common shares at an exercise price equal to the market value of the common shares of the Company on the date of grant which vest on the date of grant and expire on the date which is 10 years after the date of grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth information with respect to the beneficial ownership of each class of the Company's securities as at December 31, 1997 including (i) all beneficial owners of more than five % of the Company's voting capital stock, (ii) all directors and Named Executive Officers individually, and
(iii) all directors and executive officers as a group.

                                                                                      SHARES BENEFICIALLY OWNED
                                                                                   -------------------------------
   TITLE OF CLASS                          BENEFICIAL OWNERS                         NUMBER OF SHARES      % OF
   --------------                          -----------------                       --------------------    CLASS
                                                                                                         ---------
Common Shares         Wasserstein Perella Group:
                      Wasserstein Perella Partners, L.P..........................            8,254,567        27.2
                      Wasserstein Perella Offshore Partners, L.P.................              877,694         2.9
                      WPPN, Inc..................................................            1,084,311         3.6
                                                                                         -------------        ----
                                                                                            10,216,572        33.7
                      Bradley J. Wechsler........................................           900,300 (1)        3.0
                      Richard L. Gelfond.........................................           870,300 (2)        2.9
                      Douglas M. Trumbull........................................           808,860 (3)        2.7
                      I.Graeme Ferguson..........................................            65,268 (4)        *
                      John M. Davison............................................            17,000 (5)        *
                      Michael Fuchs..............................................            55,496 (4)        *
                      Garth M. Girvan............................................            33,898 (4)        *
                      David B. Keighley..........................................            38,000 (6)        *
                      Christian H. Jorg..........................................            35,000 (8)        *
                      Andrew Gellis..............................................            22,400 (9)        *
                      Miles S. Nadal.............................................            12,000 (7)        *
                      Murray B. Koffler..........................................            12,200 (4)        *
                      Philip C. Moore............................................             8,000 (4)        *
                      Marc A. Utay...............................................             8,000 (4)        *
                      All directors and executive officers as a group (19                2,956,372 (10)        9.7
                      persons)...................................................
Class C
Preferred Shares      John M. Davison............................................                  217         *
                      David B. Keighley..........................................                   83         *
                      All directors and executive officers as a group (19                          662         2.0
                      persons)...................................................

* less than one %.

(1) Included in the amount shown are 80,000 common shares as to which Mr. Wechsler had, at December 31, 1997, the right to acquire beneficial ownership through the exercise of options.
(2) Included in the amount shown are 80,000 common shares as to which Mr. Gelfond had, at December 31, 1997, the right to acquire beneficial ownership through the exercise of options.
(3) Included in the amount shown are 385,744 common shares as to which Mr. Trumbull had, at December 31, 1997, the right to acquire beneficial ownership through the exercise of options.
(4) Included in the amount shown are 8,000 common shares as to which Messrs. Ferguson, Fuchs, Girvan, Koffler, Moore and Utay had, at December 31, 1997, the right to acquire beneficial ownership through the exercise of options.
(5) Included in the amount shown are 7,000 common shares as to which Mr. Davison had, at December 31, 1997, the right to acquire beneficial ownership through the exercise of options.
(6) Included in the amount shown are 38,000 common shares as to which Mr.Keighley had, at December 31, 1997, the right to acquire beneficial ownership through the exercise of options.

(7) Included in the amount shown are 12,000 common shares as to which Mr. Nadal had, at December 31, 1997, the right to acquire beneficial ownership through the exercise of options.
(8) Included in the amount shown are 25,000 common shares as to which Mr. Jorg had, at December 31, 1997, the right to acquire beneficial ownership through the exercise of options.
(9) Included in the amount shown are 22,400 common shares as to which Mr. Gellis had, at December 31, 1997, the right to acquire beneficial ownership through the exercise of options.
(10) Included in the amount shown are 743,144 common shares as to which all directors and executive officers as a group had, at December 31, 1997, the right to acquire beneficial ownership through the exercise of options.

Statements as to securities beneficially owned by directors and by executive officers, or as to securities over which they exercise control or direction, are based upon information obtained from such directors and executive officers and from records available to the Company.

SHAREHOLDERS' AGREEMENTS

  The Company, Wasserstein Perella Partners, L.P. and Wasserstein Perella Offshore Partners, L.P. (collectively "WP"), Messrs. Wechsler and Gelfond and certain other investors are parties to a Shareholders' Agreement (the "Shareholders Agreement") made as of June 16, 1994, which includes, among other things, rights of first refusal, registration rights, tag along rights, drag along rights and liquidation rights. The Shareholders Agreement requires that if prior to 1999 either WP, Messrs. Gelfond or Wechsler has received an offer to sell (other than pursuant to an effective registration statement under the U.S. Securities Act of 1933 (the "U.S. Securities Act") or in accordance with Rule 144 under that Act) securities equal to 5% or more of the outstanding common stock of the Company on a fully diluted basis, the selling shareholder must first offer the other parties the option to purchase such securities on the terms of such offer. In addition, Messrs. Gelfond and Wechsler each have the right to sell their pro rata share of securities if at any time prior to 2004, WP owns at least 10% of their original holdings and proposes to sell 50% or more of their holdings. If, beginning in 1999, WP holds at least 35% of their original holdings and WP desires to transfer all of their securities in a transaction in which a majority of the shares of outstanding common stock are to be sold, then Messrs. Gelfond and Wechsler will be required to sell their securities on the same terms as WP. Messrs. Gelfond and Wechsler will have the right from March 1 to March 31 in any, but only one, of 1999, 2000 and 2001, to notify the Company of their decision to require the Company to take action to liquidate their shares. The Company is required to use its best efforts to cause at its option either (i) the sale of the Company within a period of 180 days from receipt of the notice to liquidate, (ii) the filing of a registration statement pursuant to the U.S. Securities Act within a period of 120 days from its receipt of the notice to liquidate, or (iii) purchase the securities owned by Messrs. Gelfond and Wechsler for cash at the fair market value as agreed upon by the Company and Messrs. Gelfond and Wechsler within 20 days of the notice to liquidate, or in the event of their failure to reach an agreement, as determined by a procedure utilizing nationally recognized investment banking firms. In the event that Messrs. Gelfond and Wechsler exercise their rights to require the Company to take such action, they may be entitled to certain cash bonus payments as described above under "Executive Compensation -- Employment Contracts". If after March 1, 1999, Messrs. Gelfond and Wechsler own at least 25% of their original holdings, WP has recouped its original investment plus a 30% compounded annual return on such investment, and WP initiates the sale of the Company, then for 60 days thereafter, WP will enter into exclusive negotiations with Messrs. Gelfond and Wechsler, and for another 60 days thereafter WP may not enter into an agreement for the sale of the Company to a third party.

  WP and Messrs. Gelfond and Wechsler each have certain rights under the Shareholders Agreement to cause the Company to use its best efforts to register their securities under the U.S. Securities Act. Currently, WP is entitled to effect up to four demand registrations and Messrs. Gelfond and Wechsler are entitled to make two such demand registrations. WP, Messrs. Gelfond and Wechsler and the Co-investors (as defined in the Shareholders Agreement) also have unlimited piggy-back rights to register their securities under the Shareholders Agreement whenever the Company proposes to register any securities under the U.S. Securities Act, other than the registration of securities pursuant to an initial public offering or the registration of securities upon Form S-4 or S-8 under the U.S. Securities Act or filed in connection with an exchange offer or an offering of securities solely to the Company's existing shareholders.

  Mr. Trumbull and the former shareholders of the Company have substantially similar piggy-back registration rights that commenced on March 1, 1996 pursuant to the terms of the Selling Shareholders' Agreement (as defined below).

  WP, Messrs. Gelfond, Wechsler and Trumbull, and the former shareholders of Predecessor Imax have entered into another shareholders' agreement (the "Selling Shareholders' Agreement") which includes, among other things, registration rights, tag along rights and drag along rights.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

STANDSTILL AGREEMENT

  Under the terms of the Standstill Agreement (the "Standstill Agreement") between WP and the Company, WP is entitled to designate three persons for nomination to the Board of Directors, two of whom must be Canadian citizens. To date, WP has designated Miles Nadal, Murray Koffler and Marc Utay. The Standstill Agreement also provides that through 1999, WP will not vote in any election for directors for any person who is not nominated by the then current Board of Directors, participate in or facilitate proxy contests, participate in a "group" as defined pursuant to Section 13(d) of the U.S. Securities Exchange Act of 1934, or attempt to influence the Company except through normal Board of Directors' processes. If the Company fails to exceed specified targets which escalate in each of the years 1994 through 1998, the provisions of the Standstill Agreement described above will terminate, the size of the Board will be expanded to fifteen directors and WP will have the right to designate three of the five individuals to be advisors ("CEO Advisors") to the CEO and the Board of Directors. The specified targets of the Company are based upon, among other things, revenues derived from new theater system leases and films commenced after the initial public offering of common shares of the Company and selling, general and administrative and research and development costs (excluding those associated with Ridefilm Corporation).

  The Articles of the Company provide that if the Board of Directors appoints CEO Advisors to the CEO and the Board of Directors with respect to the extraordinary matters set forth below (the "Extraordinary Matters"), then any action of the Board of Directors with respect to an Extraordinary Matter requires the unanimous approval of the directors unless the CEO Advisors have unanimously recommended that the Board of Directors approve the action, in which case a simple majority of the Board of Directors is required to approve the action. The By-laws of the Company provide that (A) the CEO Advisors are comprised of three or five individuals; (B) the CEO Advisors have the responsibility of being available to the CEO to consult with him on the Extraordinary Matters prior to the implementation of any decisions related to such matters, and prior to any request that the Board of Directors consider any such matters; (C) the CEO is required to consult with the CEO Advisors on the Extraordinary Matters prior to the implementation of any decisions related to such matters, and prior to any request that the Board of Directors consider any such matters; (D) the CEO Advisors have the responsibility of being available to consult with the Board of Directors on any Extraordinary Matters and they may provide the Board of Directors with their views on any such matters, and (E) the CEO Advisors have no power to make any decisions on any matters and are not a committee of the Board of Directors for any purpose. Messrs. Wechsler and Gelfond and Mr. Townsend Ziebold, the designee of WP, currently serve as the CEO Advisors. Upon the Company's failure to meet the specified targets described above, WP would have the right under the Standstill Agreement to designate two additional individuals as CEO Advisors. Pursuant to the employment agreements described above under "Employment Agreements" each of Messrs. Wechsler and Gelfond are to be designated as CEO Advisors. Under the Standstill Agreement, WP has the right to designate one CEO Advisor and has so designated Mr. Ziebold. Under the Company's By-laws, the Board of Directors has the power to terminate a CEO Advisor, subject to the contractual obligations of the employment agreements and the Standstill Agreement.

  The following decisions of the Board of Directors are considered "Extraordinary Matters": (a) hiring or firing the CEO or the Company's primary external lawyers or accountants; (b) incurring any capital expenditure in excess of Cdn. $5 million; (c) incurring indebtedness in amount of Cdn. $10 million or lending money to, or guaranteeing obligations of, others; (d) commencing or settling litigation other than in the ordinary course or that is likely to have material impact on the Company; (e) entering into contracts or transactions outside of the ordinary course of business providing for payments in any fiscal year in excess of Cdn. $5 million; (f) disposing of any material single asset, or all or substantially all of the assets of the Company; (g) acquiring a substantial interest in any other entity (other than joint ventures under Cdn. $10 million) or entering into any major strategic alliance; (h) changing the nature of the Company's business or entering into new line of business; (i) entering into or changing terms of any agreements or transactions with WP, Messrs. Gelfond or Wechsler; (j) issuing any shares of capital stock; (k) doing or permitting any act whereby the Company would be bankrupt; (l) approving annual budgets and operating targets; and (m) hiring or firing any officer or employee of the Company paid more than Cdn. $175,000 per annum (increased by 6% per annum beginning with the end of the financial year ended December 31, 1994).

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)(1)  Financial Statements

     The consolidated financial statements filed as part of this Report are included in Part II.

     (a)(2) Financial Statement Schedules

     No financial statement schedules are required to be filed as part of this Report.

     (a)(3)    Exhibits

The Items listed as Exhibits 10.1 to 10.11 relate to management contracts or compensatory plans or arrangements.

EXHIBIT
No.        DESCRIPTION
---------  -----------
2.1        Share Purchase Agreement, dated as of January 3, 1994 (the "Share Purchase Agreement") among
           WGIM Acquisition Corporation, and the Sellers (as defined therein). Incorporated by reference to
           Exhibit 2.1 to the Company's Registration Statement on Form F-1 (File No. 33-77536) (the
           "Registration Statement").

2.2        Amendment, dated as of February 2, 1994, to the Share Purchase Agreement, dated as of January 3,
           1994, among WGIM Acquisition Corporation, and the Sellers. Incorporated by reference to Exhibit
           2.2 to the Registration Statement.

2.3        Agreement, dated as of December 3, 1993, among Douglas Trumbull, The Trumbull Company, Inc., and WGIM Acquisition Corporation. Incorporated by reference to Exhibit 2.3 to the Registration
           Statement.

2.4        Agreement and Plan of Merger and Reorganization, dated as of March 1, 1994, among WGIM
           Acquisition Corporation, Gelfco Inc., The Trumbull Company, Inc. and Douglas Trumbull.
           Incorporated by reference to Exhibit 2.4 to the Registration Statement.

2.5        Purchase Agreement, dated as of December 30, 1993, between Tyringham and WGIM Acquisition
           Corporation. Incorporated by reference to Exhibit 2.5 to the Registration Statement.

3.1        Articles of Incorporation of Imax Corporation. Incorporated by reference to Exhibit 3.1 to the
           Registration Statement.

3.2        Bylaw No. 1 of Imax Corporation. Incorporated by reference to Exhibit 3.2 to the Registration
           Statement.

4.1        Amended and Restated Subscription Agreement, dated as of January 3, 1994, between WGIM
           Acquisition Corporation and Bradley J. Wechsler. Incorporated by reference to Exhibit 4.1 to the
           Registration Statement.

4.2        Warrant Agreement, dated as of March 1, 1994, between WGIM Acquisition Corporation and Bradley
           J. Wechsler. Incorporated by reference to Exhibit 4.2 to the Registration Statement.

4.3        Amended and Restated Preferred Stock and Warrant Purchase Agreement, dated as of January 3,
           1994, by and among WGIM Acquisition Corporation, Wasserstein Perella Partners, L.P. and
           Wasserstein Perella Offshore Partners, L.P. Incorporated by reference to Exhibit 4.3 to the
           Registration Statement.

4.4        Warrant Agreement, dated as of March 1,1994, between WGIM Acquisition Corporation, Wasserstein
           Perella Partners, L.P. and Wasserstein Perella Offshore Partners, L.P. Incorporated by reference to
           Exhibit 4.4 to the Registration Statement.

EXHIBIT
No.          DESCRIPTION
-----------  -----------
4.5          Subscription Agreement, dated as of March 1, 1994, by and among WPPN, Wasserstein Perella
             Management Partners, Inc., Wasserstein Perella Partners, L.P., Wasserstein Perella Offshore
             Partners,L.P. and WGIM Acquisition Corporation. Incorporated by reference to Exhibit 4.5 to the
             Registration Statement.
4.6          Share Option Agreement, dated as of March 1, 1994, between WGIM Acquisition Corporation and
             Douglas Trumbull. Incorporated by reference to Exhibit 4.6 to the Registration Statement.
4.7          Amended and Restated Shareholders' Agreement, dated as of June 16, 1994 (the "Shareholders'
             Agreement"), by and among Imax Corporation, Wasserstein Perella Partners, L.P., Wasserstein
             Perella Offshore Partners, L.P., WPPN, Inc., Richard L. Gelfond and Bradley J. Wechsler, Revere
             Equity Corp. and Chemical Equity Associates. Incorporated by reference to Exhibit 4.7 to Form 10-
             K/A for the year ended December 31, 1994.
4.8          Standstill Agreement, dated as of June 16, 1994, among Imax Corporation, Wasserstein Perella
             Partners, L.P., Wasserstein Perella Offshore Partners, L.P. and WPPN, Inc. Incorporated by
             reference to Exhibit 4.8 to Form 10-K/A for the year ended December 31, 1994.
4.9          Shareholders' Agreement, dated as of January 3, 1994, among WGIM Acquisition Corporation, the
             Selling Shareholders as defined therein, Wasserstein Perella Partners, L.P., Wasserstein Perella
             Offshore Partners, L.P., Bradley J. Wechsler, Richard L. Gelfond and Douglas Trumbull (the "Selling
             Shareholders' Agreement"). Incorporated by reference to Exhibit 4.9 to the Registration Statement.
4.10         Amendment, dated as of March 1, 1994, to the Selling Shareholders' Agreement. Incorporated by
             reference to Exhibit 4.10 to the Registration Statement.
4.11         Letter, dated as of January 3, 1994, from WP and GW Shareholders (as defined in the Selling
             Shareholders' Agreement) to Douglas Trumbull. Incorporated by reference to Exhibit 4.11 to the
             Registration Statement.
4.12         Note Purchase Agreement, dated February 22, 1994, between WGIM Acquisition Corporation and
             Wasserstein Perella Securities, Inc. Incorporated by reference to Exhibit 10.1 to the Registration
             Statement.
4.13         Indenture, dated as of March 1, 1994, between WGIM Acquisition Corporation and Continental Bank,
             National Association, as Trustee. Incorporated by reference to Exhibit 10.2 to the Registration
             Statement.
4.14         Exchange and Registration Rights Agreement, dated as of March 1, 1994, by and between WGIM
             Acquisition Corporation and Wasserstein Perella Securities, Inc. Incorporated by reference to
             Exhibit 10.3 to the Registration Statement.
 4.15        Indenture, dated as of April 9, 1996, between Imax Corporation and Chemical Bank, as Trustee, related to the issue of the 5 3/4% Convertible Subordinated Notes due April 1, 2003.  Incorporated
             by reference to Exhibit 4.3 to Amendment No.1 to the Company's Registration Statement on Form F-3
             (File No.333-5212).

             Registrant agrees to provide copies of instruments with respect to long-term debt and its working capital facility, which do not exceed 10 % of the total assets of the registrant and its subsidiaries on a consolidated basis, to the Commission upon request.

10.1         Restated Employment Agreement, dated as of March 1, 1994, between Ridefilm Theaters Corporation and Douglas Trumbull. Incorporated by reference to Exhibit 10.5 to the Registration Statement.
10.2         Consulting Agreement, dated as of March 1, 1994, between Berkshire Motion Picture Inc., and
             WGIM Acquisition Corporation. Incorporated by reference to Exhibit 10.6 to the Registration
             Statement.
*10.3        Consulting Agreement, dated as of June 11, 1997, between Imax Corporation and I. Graeme
             Ferguson.

EXHIBIT
No.           DESCRIPTION
------------  -----------
*10.4         Employment Agreement, dated as of January 1, 1997, between Imax Corporation and Bradley J.
              Wechsler.

*10.5         Employment Agreement, dated as of January 1, 1997, between Imax Corporation and Richard L.
              Gelfond.

*10.6         Employment Agreement, dated as of January 16, 1991, and amending letter of August 31, 1992 between Imax Corporation and John M. Davison.

*10.7         Employment Agreement, dated as of July 15, 1997 between David Keighley Productions 70MM Inc.
              and David B. Keighley.

 10.8         Form of Imax Corporation Amended and Restated Share Option Plan. Incorporated by reference to
              Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No.333-5720).

 10.9         Share Option Agreement, dated as of April 8, 1994 between Imax Corporation and John M. Davison.
              Incorporated by reference to Exhibit 10.15 to the Registration Statement.

 10.10        Employment Agreement, dated August 8, 1995, between Imax Corporation and Christian Jorg.
              Incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended December 31, 1996.

 10.11        Employment Agreement, dated December 13, 1995, between Imax Corporation and Andrew Gellis.
              Incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended December 31, 1996.

   *21        Subsidiaries of Imax Corporation.

   *23        Consent of Coopers & Lybrand.

   *24        Power of Attorney of certain directors.

* Filed herewith

   (b) No reports on Form 8-K were filed by the registrant during the quarter ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               Imax Corporation


                               By         /s/ John M. Davison
                                  --------------------------------------
                                              John M. Davison
                                  Executive Vice President, Operations and
                                         Chief Financial Officer
Date: March 27, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 1998.


/s/ Bradley J. Wechsler         /s/ Richard L. Gelfond
-----------------------------   -----------------------------
    Bradley J. Wechsler             Richard L. Gelfond
       Director and                    Director and
Co-Chief Executive Officer      Co-Chief Executive Officer
(Principal Executive Officer)   (Principal Executive Officer)


/s/ John M. Davison            Garth M. Girvan*                I. Graeme Ferguson*
-----------------------------   -----------------------------   ---------------------------
    John M. Davison                  Garth M. Girvan            I. Graeme Ferguson
     Director and                       Director                    Director
 Executive Vice President,
   Operations and Chief
    Financial Officer
(Principal Financial Officer)


/s/ Michael M. Davies           Philip C. Moore*                Miles Nadal*
-----------------------------   ----------------------------    ----------------------------
    Michael M. Davies               Philip C. Moore                   Miles Nadal
Vice President and Corporate          Director                         Director
  Controller (Principal
  Accounting Officer)


Michael Fuchs*                  Murray B. Koffler*              Marc A. Utay*
-----------------------------   -----------------------------   ---------------------------
      Michael Fuchs                   Murray B. Koffler               Marc A. Utay
        Director                         Director                       Director


                                                By: * /s/ John M. Davison
                                                    --------------------------
                                                    John M. Davison
                                                    (as attorney-in-fact)

EXHIBIT INDEX

The Items listed as Exhibits 10.1 to 10.14 relate to management contracts or compensatory plans or arrangements.

Exhibit
No.             Description
---             -----------

2.1 Share Purchase Agreement, dated as of January 3, 1994 (the "Share Purchase Agreement") among WGIM Acquisition Corporation, and the Sellers (as defined therein). Incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form F-1 (File No. 33-77536) (the "Registration Statement").

2.2 Amendment, dated as of February 2, 1994, to the Share Purchase Agreement, dated as of January 3, 1994, among WGIM Acquisition Corporation, and the Sellers. Incorporated by reference to
                Exhibit 2.2 to the Registration Statement.

2.3 Agreement, dated as of December 3, 1993, among Douglas Trumbull, The Trumbull Company, Inc., and WGIM Acquisition Corporation. Incorporated by reference to Exhibit 2.3 to the Registration Statement.

2.4 Agreement and Plan of Merger and Reorganization, dated as of March 1, 1994, among WGIM Acquisition Corporation, Gelfco Inc., The Trumbull Company, Inc. and Douglas Trumbull. Incorporated by reference to Exhibit 2.4 to the Registration Statement.

2.5 Purchase Agreement, dated as of December 30, 1993, between Tyringham and WGIM Acquisition Corporation. Incorporated by reference to Exhibit 2.5 to the Registration Statement.

3.1 Articles of Incorporation of Imax Corporation. Incorporated by reference to Exhibit 3.1 to the Registration Statement.

3.2             Bylaw No. 1 of Imax Corporation. Incorporated by reference to
                Exhibit 3.2 to the Registration Statement.

4.1 Amended and Restated Subscription Agreement, dated as of January 3, 1994, between WGIM Acquisition Corporation and Bradley J. Wechsler. Incorporated by reference to Exhibit 4.1 to the Registration Statement.

4.2 Warrant Agreement, dated as of March 1, 1994, between WGIM Acquisition Corporation and Bradley J. Wechsler. Incorporated by reference to Exhibit 4.2 to the Registration Statement.

4.3 Amended and Restated Preferred Stock and Warrant Purchase Agreement, dated as of January 3, 1994, by and among WGIM Acquisition Corporation, Wasserstein Perella Partners, L.P. and Wasserstein Perella Offshore Partners, L.P. Incorporated by reference to Exhibit 4.3 to the Registration Statement.

4.4 Warrant Agreement, dated as of March 1,1994, between WGIM Acquisition Corporation, Wasserstein Perella Partners, L.P. and Wasserstein Perella Offshore Partners, L.P. Incorporated by reference to Exhibit 4.4 to the Registration Statement.

Exhibit
No.             Description
---             -----------

4.5 Subscription Agreement, dated as of March 1, 1994, by and among WPPN, Wasserstein Perella Management Partners, Inc., Wasserstein Perella Partners, L.P., Wasserstein Perella Offshore Partners,L.P. and WGIM Acquisition Corporation. Incorporated by reference to Exhibit 4.5 to the Registration Statement.

4.6 Share Option Agreement, dated as of March 1, 1994, between WGIM Acquisition Corporation and Douglas Trumbull. Incorporated by reference to Exhibit 4.6 to the Registration Statement.

4.7 Amended and Restated Shareholders' Agreement, dated as of June 16, 1994 (the "Shareholders' Agreement"), by and among Imax Corporation, Wasserstein Perella Partners, L.P., Wasserstein Perella Offshore Partners, L.P., WPPN, Inc., Richard L. Gelfond and Bradley J. Wechsler, Revere Equity Corp. and Chemical Equity Associates. Incorporated by reference to Exhibit 4.7 to Form 10-K/A for the year ended December 31, 1994.

4.8 Standstill Agreement, dated as of June 16, 1994, among Imax Corporation, Wasserstein Perella Partners, L.P., Wasserstein Perella Offshore Partners, L.P. and WPPN, Inc. Incorporated by reference to Exhibit 4.8 to Form 10-K/A for the year ended December 31, 1994.

4.9 Shareholders' Agreement, dated as of January 3, 1994, among WGIM Acquisition Corporation, the Selling Shareholders as defined therein, Wasserstein Perella Partners, L.P., Wasserstein Perella Offshore Partners, L.P., Bradley J. Wechsler, Richard L. Gelfond and Douglas Trumbull (the "Selling Shareholders' Agreement"). Incorporated by reference to Exhibit 4.9 to the Registration Statement.

4.10 Amendment, dated as of March 1, 1994, to the Selling Shareholders' Agreement. Incorporated by reference to Exhibit
                4.10 to the Registration Statement.

4.11 Letter, dated as of January 3, 1994, from WP and GW Shareholders (as defined in the Selling Shareholders' Agreement) to Douglas Trumbull. Incorporated by reference to Exhibit 4.11 to the Registration Statement.

4.12 Note Purchase Agreement, dated February 22, 1994, between WGIM Acquisition Corporation and Wasserstein Perella Securities, Inc. Incorporated by reference to Exhibit 10.1 to the Registration Statement.

4.13 Indenture, dated as of March 1, 1994, between WGIM Acquisition Corporation and Continental Bank, National Association, as Trustee. Incorporated by reference to Exhibit 10.2 to the Registration Statement.

4.14 Exchange and Registration Rights Agreement, dated as of March 1, 1994, by and between WGIM Acquisition Corporation and Wasserstein Perella Securities, Inc. Incorporated by reference to Exhibit 10.3 to the Registration Statement.

4.15 Indenture, dated as of April 9, 1996, between Imax Corporation and Chemical Bank, as Trustee, related to the issue of the 5 3/4% Convertible Subordinated Notes due April 1, 2003. Incorporated by reference to Exhibit 4.3 to Amendment No.1 to the Company's Registration Statement on Form F-3 (File No.333-
                5212).

                Registrant agrees to provide copies of instruments with respect to long-term debt and its working capital facility, which do not exceed 10 % of the total assets of the registrant and its subsidiaries on a consolidated basis, to the Commission upon request.

10.1 Restated Employment Agreement, dated as of March 1, 1994, between Ridefilm Theaters Corporation and Douglas Trumbull. Incorporated by reference to Exhibit 10.5 to the Registration Statement.

10.2 Consulting Agreement, dated as of March 1, 1994, between Berkshire Motion Picture Inc., and WGIM Acquisition Corporation. Incorporated by reference to Exhibit 10.6 to the Registration Statement.

*10.3 Consulting Agreement, dated as of June 11, 1997, between Imax Corporation and I. Graeme Ferguson.

Exhibit
No.             Description
---             -----------

*10.4 Employment Agreement, dated as of January 1, 1997, between Imax Corporation and Bradley J. Wechsler.

*10.5 Employment Agreement, dated as of January 1, 1997, between Imax Corporation and Richard L. Gelfond.

*10.6 Employment Agreement, dated as of January 16, 1991, and amending letter of August 31, 1992 between Imax Corporation and John M. Davison.

*10.7 Employment Agreement, dated as of July 15, 1997 between David Keighley Productions 70MM Inc. and David B. Keighley.

 10.8           Form of Imax Corporation Amended and Restated Share Option Plan.
                Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No.333-5720).

 10.9 Share Option Agreement, dated as of April 8, 1994 between Imax Corporation and John M. Davison. Incorporated by reference to
                Exhibit 10.15 to the Registration Statement.

 10.10 Employment Agreement, dated August 8, 1995, between Imax Corporation and Christian Jorg. Incorporated by reference to
                Exhibit 10.13 to Form 10-K for the year ended December 31, 1996.

 10.11 Employment Agreement, dated December 13, 1995, between Imax Corporation and Andrew Gellis. Incorporated by reference to
                Exhibit 10.14 to Form 10-K for the year ended December 31,
                1996.

 *21            Subsidiaries of Imax Corporation.

 *23            Consent of Coopers & Lybrand.

 *24            Power of Attorney of certain directors.

* Filed herewith