Form 10-Q
period 1998-03-31
IMAX CORP
filed 1998-05-15
CIK 921582

================================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.D. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                 For the quarterly period ended March 31, 1998
                                                --------------

                                 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 0-24216


                               IMAX CORPORATION
            (Exact name of registrant as specified in its charter)


              Canada                                      98-0140269
   -------------------------------                  ------------------------
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                     Identification Number)


   2525 Speakman Drive, Mississauga, Ontario, Canada           L5K 1B1
   ---------------------------------------------------      -------------
   (Address of principal executive offices)                 (Postal Code)


   Registrant's telephone number, including area code   (905) 403-6500
                                                        --------------


                             NONE
   -------------------------------------------------------------
   (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                       Outstanding as of April 30, 1998
--------------------------                  --------------------------------
Common stock, no par value                             29,486,074

                               IMAX CORPORATION

                                     INDEX



                                                            Page
                                                            ----

PART I.        FINANCIAL INFORMATION


     Item 1.   Financial Statements                               3

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations     10


PART II.       OTHER INFORMATION


     Item 1.   Legal Proceedings                                 13

     Item 6.   Exhibits and Reports on Form 8-K                  14

     Signatures                                                  15




FORWARD LOOKING INFORMATION


Certain statements in this Report on Form 10-Q under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Legal Proceedings" may constitute forward looking statements that involve certain risks and uncertainties which could cause actual results to differ materially from future results expressed or implied by such forward looking statements. Important factors that could effect these statements include the timing of theater system deliveries, the mix of theater systems shipped, the timing of the recognition of revenues and expenses on film production and distribution agreements, and foreign currency fluctuations. These factors and other risks and uncertainties are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed by the Company with the Securities and Exchange Commission.

                                 IMAX CORPORATION

                                                                        Page
                                                                        ----
PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


          The following condensed consolidated financial statements are filed as part of this Report:

          Condensed Consolidated Balance Sheets as at March 31, 1998
          and December 31, 1997                                           4

          Condensed Consolidated Statements of Operations for the three
          month periods ended March 31, 1998 and 1997                     5

          Condensed Consolidated Statements of Cash Flow
          for the three month periods ended March 31, 1998 and 1997       6

          Notes to Condensed Consolidated Financial Statements            7

                                 IMAX CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
    Amounts in accordance with U.S. Generally Accepted Accounting Principles
                         (in thousands of U.S. dollars)
                                  (UNAUDITED)

                                                                   March 31,   December 31,
                                                                      1998         1997
                                                                   ----------  -------------
Assets
Current assets
  Cash and cash equivalents                                         $ 63,729       $ 64,069
  Short-term marketable securities                                    18,279         10,184
  Accounts receivable                                                 32,011         32,401
  Current portion of net investment in leases                          6,086          6,007
  Inventories and systems under construction (note 2)                 23,083         21,922
  Prepaid expenses                                                     3,412          2,474
                                                                    --------       --------
     Total current assets                                            146,600        137,057

Long-term marketable securities                                        4,133         16,277
Net investment in leases                                              59,838         51,825
Film assets                                                           44,576         42,036
Capital assets                                                        42,641         41,360
Goodwill                                                              43,287         43,915
Other assets                                                          11,640         11,889
                                                                    --------       --------
     Total assets                                                   $352,715       $344,359
                                                                    ========       ========

Liabilities
Current liabilities
  Accounts payable                                                  $  5,446       $  7,129
  Accrued liabilities                                                 22,230         24,220
  Current portion of deferred revenue                                 34,654         29,067
  Income taxes payable                                                   398            318
                                                                    --------       --------
     Total current liabilities                                        62,728         60,734

Deferred revenue                                                      12,459         13,618
Senior notes                                                          65,000         65,000
Convertible subordinated notes                                       100,000        100,000
Deferred income taxes                                                 21,796         19,596
                                                                    --------       --------
     Total liabilities                                               261,983        258,948
                                                                    --------       --------

MINORITY INTEREST                                                      3,170          2,950
                                                                    --------       --------
Redeemable preferred shares                                            1,387          1,344
                                                                    --------       --------

COMMITMENTS AND CONTINGENCIES (notes 3 and 4)

SHAREHOLDERS' EQUITY
Capital stock                                                         53,521         52,604
Retained earnings                                                     32,754         28,642
Cumulative translation adjustment                                       (100)          (129)
                                                                    --------       --------

     Total shareholders' equity                                       86,175         81,117
                                                                    --------       --------

     Total liabilities and shareholders' equity                     $352,715       $344,359
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

                                                               Three months ended March 31,
                                                                  1998              1997
                                                               ---------          --------
Revenue
Systems                                                         $26,364           $17,918
Films                                                             7,062            12,299
Other                                                             2,674             2,325
                                                                -------           -------
                                                                 36,100            32,542

Costs and expenses                                               15,323            14,665
                                                                -------           -------

GROSS MARGIN                                                     20,777            17,877

Selling, general and administrative expenses                      9,434             7,340
Research and development                                            729               499
Amortization of intangibles                                         629               661
                                                                -------           -------

EARNINGS FROM OPERATIONS                                          9,985             9,377

Interest income                                                   1,262             1,494
Interest expense                                                 (3,287)           (3,299)
Foreign exchange loss                                               (73)              (76)
                                                                -------           -------

EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST                7,887             7,496

Provision for income taxes                                       (3,468)           (3,544)
                                                                -------           -------

EARNINGS BEFORE MINORITY INTEREST                                 4,419             3,952

Minority interest                                                  (220)             (254)
                                                                -------           -------

Net earnings                                                    $ 4,199           $ 3,698
                                                                =======           =======

EARNINGS PER SHARE (NOTE 5)
  Basic                                                           $0.14             $0.13
  Diluted                                                         $0.14             $0.12



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


                                                                       Three months ended March 31,
                                                                        1998                  1997
                                                                       -------               -------
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net earnings                                                           $ 4,199               $  3,698
Items not involving cash:
 Depreciation and amortization                                           3,548                  3,165
 Deferred income taxes                                                   2,287                  2,517
 Minority interest                                                         220                    254
 Amortization of discount on senior notes                                   --                    311
 Other                                                                    (168)                    92
Change in net investment in leases                                      (8,090)                (5,294)
Change in deferred revenue on film production                            2,538                 (5,984)
Changes in non-cash operating assets and liabilities                    (2,528)                (5,509)
                                                                       -------               --------

Net cash provided by (used in) operating activities                      2,006                 (6,750)
                                                                       -------               --------

INVESTING ACTIVITIES

Decrease (increase) in marketable securities                             4,042                 (7,965)
Increase in film assets                                                 (3,758)                (1,566)
Purchase of capital assets                                              (2,869)                (3,379)
Increase in other assets                                                  (260)                (3,225)
                                                                       -------               --------

Net cash used in investing activities                                   (2,845)               (16,135)
                                                                       -------               --------

FINANCING ACTIVITIES
Repayment of long-term debt                                                 --                 (1,130)
Class C preferred shares dividends paid                                   (386)                    --
Common shares issued                                                       917                    114
                                                                       -------               --------

Net cash provided by (used in) financing activities                        531                 (1,016)
                                                                       -------               --------

Effect of exchange rate changes on cash                                    (32)                   130
                                                                       -------               --------

DECREASE IN CASH AND CASH EQUIVALENTS DURING THE PERIOD                   (340)               (23,771)

Cash and cash equivalents, beginning of period                          64,069                102,589
                                                                       -------               --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $63,729               $ 78,818
                                                                       =======               ========


 (See accompanying notes to the condensed consolidated financial statements on pages 7 to 9.)

                               IMAX CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           For the Three Month Periods Ended March 31, 1998 and 1997
    (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                  (unaudited)


1.   BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Imax Corporation and its wholly-owned and majority owned subsidiaries. The nature of the Company's business is such that the results of operations for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

     These financial statements should be read in conjunction with the Company's most recent annual report on Form 10-K for the year ended December 31, 1997 which should be consulted for a summary of the significant accounting policies utilized by the Company.

2.   INVENTORIES AND SYSTEMS UNDER CONSTRUCTION:

                              March 31,      December 31,
                               1998             1997
                              ---------      ------------

     Raw materials             $ 8,122         $ 6,943
     Work-in-process            14,448          14,508
     Finished goods                513             471
                               -------         -------
                               $23,083         $21,922
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

     To fund Canadian dollar costs through October, 1999, the Company had entered into forward exchange contracts as at March 31, 1998 to hedge the conversion of $43.0 million of its cash flow into Canadian dollars at an average exchange rate of Canadian $1.39 per U.S. dollar.

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

     These hedging contracts are expected to be held to maturity; however, if they were terminated on March 31, 1998, the Company would have realized a gain of approximately $0.3 million based on the then prevailing exchange rates.

                               IMAX CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
           For the Three Month Periods Ended March 31, 1998 and 1997
                                  (unaudited)


4.   CONTINGENCIES

(a) In July 1997, Debra B. Altman filed a claim against the Company, and certain unidentified individuals, in the Superior Court of the State of California for the County of Los Angeles, alleging breach of contract, breach of implied covenant of good faith and fair dealing, breach of implied-in-fact contract, breach of confidence, constructive fraud, quantum meruit, unjust enrichment and constructive trust with respect to a film project the Plaintiff claims to have pursued with the Company. The Plaintiff is seeking unquantified damages exceeding $5 million. The Company disputes this claim and has removed it to the U.S. District Court for the Central District of California, Western Division, and intends to vigorously defend this action. Trial is anticipated in September 1998. The amount of loss, if any, cannot be determined at this time.

(b) On February 26, 1996, Iwerks Entertainment, Inc. filed a complaint against the Company alleging violations under the Sherman Act, the Clayton Act, tortious interference with contracts and prospective economic advantage, and unfair competition. The plaintiff was seeking unquantified damages, injunctive relief and restitution. All claims against the Company were dismissed in a summary judgment in April, 1998. In May, 1998, Iwerks Entertainment, Inc. filed an appeal of this decision. The amount of the loss, if any, cannot be determined at this time.

(c) In addition to the litigation described above, the Company is currently involved in other litigation which, in the opinion of the Company's management, will not materially affect the Company's financial position or future operating results, although no assurance can be given with respect to the ultimate outcome for any such litigation.

5.   EARNINGS PER SHARE

(a) Pursuant to shareholders' approval at the Annual and Special Meeting held on May 6, 1997, the Company's shares were split on a 2-for-1 basis in May 1997. Common share and earnings per share data for the three months ended March 31, 1997 give retroactive effect to the stock split as if it had taken place at the beginning of the period.

(b) Reconciliations of the numerators and denominators of the basic and diluted per-share computations are as follows:

                                                                Three months ended March 31,
                                                                1998                   1997
                                                               ------                 ------
Net earnings available to common shareholders:

Net earnings                                                   $4,199                  $3,698
less:
 accrual of dividends on preferred shares                         (43)                    (42)
 accretion of discount of preferred shares                        (44)                    (38)
                                                               ------                  ------
                                                               $4,112                  $3,618
                                                               ======                  ======

                               IMAX CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
           For the Three Month Periods Ended March 31, 1998 and 1997
                                  (unaudited)


5.   EARNINGS PER SHARE -- (CONTINUED)

                                                                                Three months ended March 31,
                                                                                1998                   1997
                                                                               ------                 ------
Weighted average number of common shares (000's):

Issued and outstanding at beginning of period                                   29,115                 27,885
Weighted average shares issued in the period                                        54                     17
                                                                                ------                 ------
Weighted average used in computing basic earnings per share                     29,169                 27,902

Assumed exercise of stock options, net of shares assumed                         1,232                  1,862
 acquired under the Treasury Stock Method                                       ------                 ------

Weighted average used in computing diluted earnings per share                   30,401                 29,764
                                                                                ======                 ======

     Common shares potentially issuable pursuant to the Convertible Subordinated Notes would have an antidilutive effect on earnings per share and have not been included in the above computations.

6.   COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, became effective for the Company's 1998 fiscal year. Comprehensive income items include certain gains and losses, such as foreign currency translation adjustments, that bypass the Company's net earnings and are accumulated directly in shareholders' equity. Comprehensive income was $4,214,000 and $3,623,000 for the three months ended March 31, 1998 and 1997, respectively.

                               IMAX CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS


Theater Signings and Backlog

During the first quarter of 1998, the Company signed contracts for 13 IMAX theater systems valued at $31.6 million, a 24% increase over the $25.6 million value of the nine contracts signed in the first quarter of 1997. The theater signings for the first quarter of 1998 included contracts with conventional cinema exhibitors Famous Players, United Cinemas International (a European theater chain co-owned by Viacom Inc. and Universal Studios) and Gaumont of France. As a result of these theater signings, the Company's sales backlog grew to $185.8 million at March 31, 1998, a 6% increase from $175.4 million at December 31, 1997.

                                 IMAX CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (CONT'D)

The Company's sales backlog at March 31, 1998 represents contracts for 82 theater systems, including two upgrades of existing theaters to IMAX 3D. The Company's sales backlog will vary from quarter to quarter depending on the signing of new systems which adds to backlog and the delivery of systems which reduces backlog. Sales backlog represents the minimum revenues under signed system sale and lease agreements that will be recognized as revenue as the associated theater systems are delivered. The minimum revenue comprises the upfront fees plus the present value of the minimum royalties due under sales-type lease agreements for the first 10 years of the initial lease term. The value of sales backlog does not include revenues from theaters in which the Company has an equity interest, letters of intent, IMAX(R) Ridefilm(TM) system contracts or long-term conditional theater commitments.

As of March 31, 1998, there were 24 IMAX Ridefilm theaters in operation and a backlog of 17 IMAX Ridefilm systems, including six upgrades.

THREE MONTHS ENDED MARCH 31, 1998 VERSUS THREE MONTHS ENDED MARCH 31, 1997

The Company reported net earnings of $4.2 million or $0.14 per share on a diluted basis for the first quarter of 1998 compared to $3.7 million or $0.12 per share on a diluted basis for the first quarter of 1997. Earnings per share information for the prior year period has been adjusted for the 2-for-1 stock split which became effective by May 27, 1997 and the adoption of Financial Accounting Standards No. 128 which became effective by December 15, 1997.

The Company's revenues for the first quarter of 1998 increased 11% to $36.1 million from $32.5 million in the corresponding quarter last year as a result of strong growth in systems revenue which more than offset a decline in film production revenue.

Systems revenue, which includes revenue from theater system sales and leases, royalties and maintenance fees, increased approximately 47% to $26.4 million in the first quarter of 1998 from $17.9 million in the same quarter last year. The Company delivered eight theater systems in the first quarter of 1998 compared to four theater systems in the first quarter of 1997. Recurring revenues from royalties and maintenance fees increased 13% in the first quarter of 1998 over the corresponding period last year as a result of growth in the IMAX theater network.

Film revenue comprises revenue recognized from film production, film distribution and film post-production activities. Film revenue decreased 43% to $7.1 million in the first quarter of 1998 from $12.3 million in the same quarter last year. The decline in film revenue occurred primarily as a result of a $5.7 million decline in film production revenue as the Company shifted its film production resources from third party films to its own film projects. Film distribution revenues declined 15% in the first quarter of 1998 compared to the corresponding quarter last year since the Company's major 1998 film releases won't occur until later in the year. Film post-production revenues increased 47% in the first quarter of 1998 over the same period in 1997, largely attributable to post-production work on the release of MacGillivray Freeman Films' Everest in early March 1998.

                                IMAX CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (CONT'D)

THREE MONTHS ENDED MARCH 31, 1998 VERSUS THREE MONTHS ENDED MARCH 31, 1997 (CONT'D)

Other revenues increased 15% to $2.7 million in the first quarter of 1998 from $2.3 million in the prior year quarter as the Company delivered one IMAX Ridefilm system in the first quarter of 1998 versus none in the first quarter of last year.

Gross margin for the first quarter of 1998 was $20.8 million compared to $17.9 million in the corresponding quarter last year, an increase of 16%. Gross margin was approximately 58% of total revenue in the first quarter of 1998 compared to approximately 55% of total revenue in the same quarter in 1997 due mainly to the higher proportion of systems revenue (which is generally higher margin than film and other revenues) in the first quarter of 1998.

Selling, general and administrative expenses were $9.4 million in the first quarter of 1998 compared to $7.3 million in the corresponding quarter last year. The increase in selling, general and administrative expenses resulted from several factors including an increase in performance-based compensation, including compensation tied to the Company's share price, staffing additions to the Company's film area, particularly in marketing and distribution, increased affiliate relations initiatives, and international sales and marketing efforts.

Research and development expenses were $0.7 million in the first quarter of 1998 compared to $0.4 million in the same period last year. The higher level of expenses thus far in 1998 reflects costs associated with the development of a new sound system scheduled for release in mid-1998. The research and development expenses incurred in the first quarter of 1997 were lower than historical levels as some of the Company's technical staff had been redirected to the design and production of the new IMAX 3D SR system and were not engaged in research and development activities.

The effective tax rate on earnings before taxes differs from the statutory tax rate and will vary from quarter to quarter primarily as a result of the amortization of goodwill, which is not deductible for tax purposes, and the provision of income taxes at different tax rates in foreign and other provincial jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company's principal source of liquidity included cash and cash equivalents of $63.7 million, trade accounts receivable of $32.0 million, net investment in leases of $6.1 million due within one year, marketable securities of $22.4 million, and the amounts receivable under contracts in backlog which are not yet reflected on the balance sheet. The Company also has unused lines of credit under a working capital facility of Canadian $3.2 million.

The Senior Notes due March 1, 2001 are subject to redemption by the Company, in whole or in part, at any time on or after March 1, 1998 at redemption prices expressed as percentages of the principal amount (1998 - 104.29%; 1999 - 102.86%; 2000 - 101.43%) together with interest accrued thereon to the redemption date. Subject to market conditions, the Company may elect to redeem some or all of the Senior Notes prior to their maturity as part of a refinancing of its capital structure.

                                IMAX CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (CONT'D)

LIQUIDITY AND CAPITAL RESOURCES (CONT'D)

The 5 3/4% Convertible Subordinated Notes (the "Subordinated Notes") due April 1, 2003 are convertible into common shares of the Company at the option of the holder at a conversion price of $21.406 per share (equivalent to a conversion rate of 46.7154 shares per $1,000 principal amount of Subordinated Notes) at any time prior to maturity. The Subordinated Notes are redeemable at the option of the Company on or after April 1, 1999 at redemption prices expressed as percentages of the principal amount (1999 - 103.286%; 2000 - 102.464%; 2001 -
101.643%; 2002 - 100.821%) plus accrued interest. The Subordinated Notes may only be redeemed by the Company between April 1, 1999 and April 1, 2001 if the last reported market price of the Company's common shares is equal to or greater than $30 per share for any 20 of the 30 consecutive trading days prior to the notice of redemption. The Subordinated Notes may be redeemed at any time on or after April 1, 2001 without limitation.

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

In the first quarter of 1998, cash provided by operating activities amounted to $2.0 million after the payment of interest on the Senior Notes of $3.3 million, payment of $1.2 million of income taxes and an $8.1 million increase in net investment in leases related to the theater systems delivered under sales-type lease agreements during the quarter. Cash provided by operating activities also included a $2.5 million increase in funds held for a third party sponsored film production.

Cash used in investing activities in the first quarter of 1998 included a decrease in marketable securities of $4.0 million, an increase in film assets of $3.8 million, primarily related to T.rex: Back to The Cretaceous, and expenditures totaling $2.9 million on capital assets, principally wholly-owned theaters, cameras and other assets under construction.

During the first quarter of 1998, cash provided by financing activities included $0.9 million of proceeds from common shares issued under the Company's stock option plan partially reduced by a payment of accrued dividends on the Class C preferred shares totaling $0.4 million.

The Company believes that cash flows from operations together with existing cash and marketable securities balances and the working capital facility will continue to be sufficient to meet cash requirements in the foreseeable future.

                                 IMAX CORPORATION

PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

  In April 1994, Compagnie France Film Inc. filed a claim against the Company in the Superior Court in the District of Montreal, in the Province of Quebec, alleging breach of contract and bad faith in respect of an agreement which the plaintiff claimed it entered into with the Company for the establishment of an IMAX theater in Quebec City, Quebec, Canada. Until December 1993, Predecessor Imax was in negotiations with the plaintiff and another unrelated party for the establishment of an IMAX theater in Quebec City. In December 1993, Predecessor Imax executed a system lease agreement with the other party. During the negotiations, both parties were aware of the other party's interest in also establishing an IMAX theater in Quebec City. The plaintiffs were claiming damages of Canadian $4.6 million, representing the amount of profit they claimed they were denied due to their inability to proceed with an IMAX theater in Quebec City, together with expenses incurred in respect of this project and pre-judgement interest. The Company disputed this claim and filed a defense in response. Compagnie France Film had also incorporated a shell company, 3101-8450 Quebec Inc. ("3101"). 3101 was to, among other things, enter into a lease for the proposed IMAX theater site. In November 1993, while negotiations between Compagnie France Film and the Company were still ongoing, 3101 entered into a lease for the site. 3101 defaulted on the lease and the landlord sued 3101 in an unrelated action to which the Company was not a party. In February 1996, 3101 was found liable to pay the landlord damages in the amount of Canadian $2.5 million. Subsequent to that judgment 3101 intervened in the lawsuit between Compagnie France Film and the Company in order to claim from the
Company damages in the amount of Canadian $2.5 million.   The Company disputed
this claim and the suit went to trial in January 1998.   In a decision rendered
in April, 1998, the Court dismissed the plaintiff's claims with costs.

   The Company filed a complaint in August 1994 in the U.S. District Court for the Northern District of California claiming that Neil Johnson, NJ Engineering Inc. and Cinema Technologies Inc. have misappropriated the Company's trade secrets in the design and manufacture of the defendant's 70mm 15-perforation projection systems. The Company is seeking an injunction against Cinema Technologies Inc. to prevent shipment of projectors, which incorporate the Company's trade secrets in addition to damages. The defendant brought two motions for summary judgement, one of which was based on the defendant's statute of limitations defense and the other based on, among others, the defendant's contention that the trade secrets at issue were not trade secrets. The court denied the motion based on the statute of limitations defense, granted the motion based on the trade secret status issue, and entered a judgement for the defendants. The Company filed an appeal of this decision to the U.S. Court of Appeals for the Ninth Circuit. The appeal was heard in February, 1998. The Court has reserved its decision.

  Iwerks Entertainment, Inc. ("Iwerks") filed a complaint against the Company on February 26, 1996 in the U.S. District Court for the Central District of California alleging violations under the Sherman Act, the Clayton Act, and tortious interference with contracts and prospective economic advantage. Iwerks was seeking unquantified damages, injunctive relief and restitution. All claims against the Company were dismissed in a summary judgment in April, 1998. In May, 1998, Iwerks filed an appeal of this decision to the U.S. Court of Appeals for the Ninth Circuit. The amount of the loss, if any, cannot be determined at this time.

  In July 1997, Debra B. Altman filed a claim against the Company, and certain unidentified individuals, in the Superior Court of the State of California for the County of Los Angeles, alleging breach of contract, breach of implied covenant of good faith and fair dealing, breach of implied-in-fact contract, breach of confidence, constructive fraud, quantum meruit, unjust enrichment and constructive trust with respect to a film project the plaintiff claims to have pursued with the Company. The Plaintiff is seeking unquantified damages exceeding $5 million. The Company disputes this claim and has removed it to the U.S. District Court for the Central District of California, Western Division, and intends to vigorously defend this action. Trial is anticipated for September 1998. The amount of the loss, if any, cannot be determined at this time.

                                 IMAX CORPORATION

  On March 5, 1998, Rosalini Film Productions Inc. filed a claim against the Company in the U.S. District Court for the Central District of California, alleging breach of written agreement, breach of implied convenant of good faith and fair dealing, fraud and deceit, negligent misrepresentation, unfair competition, unjust enrichment, quantum meruit, constructive trust and declaratory relief with respect to a film project the Plaintiff claimed to have pursued with the Company. The Plaintiff was seeking unquantified damages. The Company disputed this claim and intended to vigorously defend this action. In April, 1998, the Plaintiff filed a voluntary dismissal of its claim.

  In addition to the litigation described above, the Company is currently involved in other litigation which, in the opinion of the Company's management, will not materially affect the Company's financial position or future operating results, although no assurance can be given with respect to the ultimate outcome for any such litigation.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b)      REPORTS ON FORM 8-K

         There were no reports filed on Form 8-K in the three month period ended March 31, 1998.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SIGNATURES                         IMAX CORPORATION


Date:  May 14, 1998                By: / S / John M. Davison
--------------------                   ----------------------
                                       John M. Davison
                                       Executive Vice President, Operations
                                       and Chief Financial Officer
                                       (Principal Financial Officer)

                                    By: / S /  Michael M. Davies
                                        ------------------------
                                        Michael M. Davies
                                        Vice President and Corporate Controller
                                        (Principal Accounting Officer)