Form 10-Q
period 1998-06-30
IMAX CORP
filed 1998-08-14
CIK 921582

================================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998
                                                -------------

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
        (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X    No
                                        ---    ---

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                           Outstanding as of July 31, 1998
--------------------------                      -------------------------------
Common stock, no par value                               29,507,474

                               IMAX CORPORATION

                                     INDEX



                                                                       Page
                                                                       ----

PART I.        FINANCIAL INFORMATION


     Item 1.   Financial Statements                                      3

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations            10


PART II.       OTHER INFORMATION

     Item 1.   Legal Proceedings                                        13

     Item 4.   Submission of Matters to a Vote of Security Holders      15

     Item 6.   Listing of Exhibits and Reports on Form 8-K              15

     Signatures                                                         16



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

                                 IMAX CORPORATION


                                                                         Page
                                                                         ----
PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


          The following condensed consolidated financial statements are filed as part of this Report:

          Condensed Consolidated Balance Sheets as at June 30, 1998
          and December 31, 1997                                            4

          Condensed Consolidated Statements of Operations for the three
          and six month periods ended June 30, 1998 and 1997               5

          Condensed Consolidated Statements of Cash Flow
          for the six month periods ended June 30, 1998 and 1997           6

          Notes to Condensed Consolidated Financial Statements             7

                                 IMAX CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

    Amounts in accordance with U.S. Generally Accepted Accounting Principles
                         (in thousands of U.S. dollars)
                                  (UNAUDITED)

                                                                                     June 30,          December 31,
                                                                                       1998                1997
ASSETS
Current assets
  Cash and cash equivalents                                                          $ 57,939            $ 64,069
  Short-term marketable securities                                                     17,181              10,184
  Accounts receivable                                                                  35,563              32,401
  Current portion of net investment in leases                                           7,364               6,007
  Inventories and systems under construction (note 2)                                  22,153              21,922
  Prepaid expenses                                                                      3,186               2,474
                                                                                     --------            --------

     Total current assets                                                             143,386             137,057

Long-term marketable securities                                                         7,979              16,277
Net investment in leases                                                               67,899              51,825
Film assets                                                                            46,321              42,036
Capital assets                                                                         43,643              41,360
Goodwill                                                                               42,656              43,915
Other assets                                                                           12,823              11,889
                                                                                     --------            --------

     Total assets                                                                    $364,707            $344,359
                                                                                     ========            ========

Liabilities
Current liabilities
  Accounts payable                                                                   $  5,050            $  7,129
  Accrued liabilities                                                                  23,102              24,220
  Current portion of deferred revenue                                                  38,325              29,067
  Income taxes payable                                                                    818                 318
                                                                                     --------            --------

     Total current liabilities                                                         67,295              60,734

Deferred revenue                                                                        8,583              13,618
Senior notes                                                                           65,000              65,000
Convertible subordinated notes                                                        100,000             100,000
Deferred income taxes                                                                  26,323              19,596
                                                                                     --------            --------

     Total liabilities                                                                267,201             258,948
                                                                                     --------            --------

MINORITY INTEREST                                                                       3,552               2,950
                                                                                     --------            --------
Redeemable preferred shares                                                             1,432               1,344
                                                                                     --------            --------

COMMITMENTS AND CONTINGENCIES (notes 3 and 4)

SHAREHOLDERS' EQUITY
Capital stock                                                                          53,880              52,604
Retained earnings                                                                      38,828              28,642
Cumulative translation adjustment                                                        (186)               (129)
                                                                                     --------            --------

     Total shareholders' equity                                                        92,522              81,117
                                                                                     --------            --------

     Total liabilities and shareholders' equity                                      $364,707            $344,359
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


                                                               Three months ended June 30,          Six months ended June 30,
                                                                 1998              1997              1998              1997
REVENUE
Systems                                                         $30,890           $20,061          $57,254            $37,979
Films                                                             6,761            10,648           13,823             22,947
Other                                                             5,191             4,731            7,865              7,056
                                                                -------           -------          -------            -------
                                                                 42,842            35,440           78,942             67,982

COSTS AND EXPENSES                                               18,554            17,726           33,877             32,391
                                                                -------           -------          -------            -------

GROSS MARGIN                                                     24,288            17,714           45,065             35,591

Selling, general and administrative expenses                      8,462             7,349           17,896             14,689
Research and development                                            630               310            1,359                809
Amortization of intangibles                                         630               614            1,259              1,275
                                                                -------           -------          -------            -------

EARNINGS FROM OPERATIONS                                         14,566             9,441           24,551             18,818

Interest income                                                   1,142             1,346            2,404              2,840
Interest expense                                                 (3,330)           (3,333)          (6,617)            (6,632)
Foreign exchange (loss) gain                                       (156)               98             (229)                22
                                                                -------           -------          -------            -------

EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST               12,222             7,552           20,109             15,048

Provision for income taxes                                       (5,679)           (3,201)          (9,147)            (6,745)
                                                                -------           -------          -------            -------

EARNINGS BEFORE MINORITY INTEREST                                 6,543             4,351           10,962              8,303

Minority interest                                                  (382)             (203)            (602)              (457)
                                                                -------           -------          -------            -------

NET EARNINGS                                                    $ 6,161           $ 4,148          $10,360            $ 7,846
                                                                =======           =======          =======            =======

EARNINGS PER SHARE (NOTE 5)
 Basic                                                            $0.21             $0.14            $0.35              $0.27
 Diluted                                                          $0.20             $0.14            $0.34              $0.26



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


                                                                            Six months ended June 30,
                                                                           1998                  1997

CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net earnings                                                              $ 10,360              $  7,846
Items not involving cash:
 Depreciation and amortization                                               8,068                 6,650
 Deferred income taxes                                                       6,706                 4,033
 Minority interest                                                             602                   457
 Amortization of discount on senior notes                                       --                   311
 Other                                                                         450                   (56)
Change in net investment in leases                                         (17,579)               (6,288)
Change in deferred revenue on film production                                2,799                (6,075)
Changes in non-cash operating assets and liabilities                        (4,411)               (6,942)
                                                                          --------              --------

Net cash provided by (used in) operating activities                          6,995                   (64)
                                                                          --------              --------

INVESTING ACTIVITIES
Decrease (increase) in marketable securities                                 1,296               (38,198)
Increase in film assets                                                     (7,712)              (10,557)
Purchase of capital assets                                                  (5,409)               (5,995)
Increase in other assets                                                    (2,144)               (3,004)
                                                                          --------              --------

Net cash used in investing activities                                      (13,969)              (57,754)
                                                                          --------              --------

FINANCING ACTIVITIES
Repayment of long-term debt                                                     --                (1,162)
Class C preferred shares dividends paid                                       (386)                   --
Common shares issued                                                         1,276                 4,599
                                                                          --------              --------

Net cash provided by financing activities                                      890                 3,437
                                                                          --------              --------

Effect of exchange rate changes on cash                                        (46)                  140
                                                                          --------              --------

DECREASE IN CASH AND CASH EQUIVALENTS DURING THE PERIOD                     (6,130)              (54,241)

Cash and cash equivalents, beginning of period                              64,069               102,589
                                                                          --------              --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $ 57,939              $ 48,348
                                                                          ========              ========


 (See accompanying notes to the condensed consolidated financial statements on pages 7 to 9.)

                               IMAX CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        In accordance with U.S. Generally Accepted Accounting Principles
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1998 AND 1997
                                 (UNAUDITED)

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

2.   INVENTORIES AND SYSTEMS UNDER CONSTRUCTION


                                                                June 30,        December 31,
                                                                  1998              1997
                                                        ----------------  ----------------
Raw materials                                                    $ 8,851           $ 6,943
Work-in-process                                                   12,752            14,508
Finished goods                                                       550               471
                                                                 -------           -------
                                                                 $22,153           $21,922
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

     To fund Canadian dollar costs through January 2000, the Company had entered into forward exchange contracts as at June 30, 1998 to hedge the conversion of $43.0 million of its cash flow into Canadian dollars at an average
     exchange rate of Canadian $1.41 per U.S. dollar.    In addition, the
     Company had entered into forward exchange contracts as at June 30, 1998 to hedge the conversion of 149 million Yen of its cash flow in 1998 and 1999 into U.S. dollars at an average exchange rate of 134 Yen per U.S. dollar.

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

     These hedging contracts are expected to be held to maturity; however, if they were terminated on June 30, 1998, the Company would have realized a loss of approximately $1.4 million based on the then prevailing exchange rates.

                                IMAX CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
        In accordance with U.S. Generally Accepted Accounting Principles
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1998 AND 1997
                                 (unaudited)


4.   CONTINGENCIES

a) In April 1994, Compagnie France Film Inc. filed a claim against the Company in the Superior Court in the District of Montreal, in the Province of Quebec, alleging breach of contract and bad faith in respect of an agreement which the plaintiff claims it entered into with the Company for the establishment of an IMAX theater in Quebec City, Quebec, Canada. Until December 1993, Predecessor Imax was in negotiations with the plaintiff and another unrelated party for the establishment of an IMAX theater in Quebec City. In December 1993, Predecessor Imax executed a system lease agreement with the other party. During the negotiations, both parties were aware of the other party's interest in also establishing an IMAX theater in Quebec City. The plaintiffs claimed damages of Canadian $4.6 million, representing the amount of profit they claimed they were denied due to their inability to proceed with an IMAX theater in Quebec City, together with expenses incurred in respect of this project and pre-judgment interest.

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

     The Company disputed these claims and the suit went to trial in January 1998. In a decision rendered in April 1998, the Court dismissed the plaintiffs' claims with costs. In May 1998, Compagnie France Film Inc. and 3101 both filed appeals of the April 1998 decision to the Court of Appeal. The Company believes that it will be successful in responding to these appeals and the ultimate loss, if any, will not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of this litigation.

(b) On February 26, 1996, Iwerks Entertainment, Inc. filed a complaint against the Company alleging violations under the Sherman Act, the Clayton Act, tortious interference with contracts and prospective economic advantage, and unfair competition. The plaintiff was seeking unquantified damages, injunctive relief and restitution. All claims against the Company were dismissed in a summary judgement in April 1998. In May 1998, Iwerks Entertainment, Inc. filed an appeal of this decision. The amount of the loss, if any, cannot be determined at this time.

(c) In addition to the litigation described above, the Company is currently involved in other litigation which, in the opinion of the Company's management, will not materially affect the Company's financial position or future operating results, although no assurance can be given with respect to the ultimate outcome for any such litigation.

5.   EARNINGS PER SHARE

(a) Pursuant to shareholders' approval at the Annual and Special Meeting held on May 6, 1997 the Company's shares were split on a 2-for-1 basis in May 1997. Earnings per share data for the prior year periods give effect to the stock split as if it had taken place at the beginning of the respective period.

                               IMAX CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
        In accordance with U.S. Generally Accepted Accounting Principles
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1998 AND 1997
                                 (unaudited)

5.   EARNINGS PER SHARE (CONT'D)

(b) Reconciliations of the numerators and denominators of the basic and diluted per-share computations are as follows:

                                                                       Three months ended June 30,   Six months ended June 30,
                                                                           1998           1997            1998          1997
                                                                      --------------  -------------  ---------------  ---------
Net earnings available to common
   shareholders:

Net earnings                                                              $ 6,161        $ 4,148   $       10,360    $ 7,846
Less:
 Accrual of dividends on preferred shares                                     (43)           (43)             (86)       (85)
 Accretion of discount of preferred shares                                    (44)           (40)             (88)       (78)
                                                                          -------        -------   --------------    -------
Net earnings used in computing basic earnings                               6,074          4,065           10,186      7,683
 per share

Interest expense on Convertible Subordinated                                  885             --              885         --
 Notes, net of tax                                                        -------        -------   --------------    -------

Net earnings used in computing diluted                                    $ 6,959        $ 4,065   $       11,071    $ 7,683
 earnings per share                                                       =======        =======   ==============    =======


Weighted average number of common shares (000's):

Issued and outstanding at beginning of period                              29,115         27,912           29,115     27,885
Weighted average shares issued in the period                                  138            286              103        165
                                                                          -------        -------   --------------    -------
Weighted average used in computing basic                                   29,253         28,198           29,218     28,050
 earnings per share

Assumed exercise of stock options, net of shares                            1,205          1,849            1,218      1,856
 assumed acquired under the Treasury Stock
 Method
Assumed conversion of Convertible Subordinated                              4,671             --            2,336         --
 Notes                                                                    -------        -------   --------------    -------

Weighted average used in computing diluted                                 35,129         30,047           32,772     29,906
 earnings per share                                                       =======        =======   ==============    =======


         Common shares potentially issuable pursuant to the Convertible Subordinated Notes were excluded from the above computations for the three months ended March 31, 1998 and the three and six months ended June 30, 1997 since they would have had an antidilutive effect on earnings per share.

6.   COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, became effective for the Company's 1998 fiscal year. Comprehensive income items include certain gains and losses, such as foreign currency translation adjustments, that bypass the Company's net earnings and are accumulated directly in shareholders' equity. Comprehensive income was $6,112,000 and $4,302,000 for the three months ended June 30, 1998 and 1997, respectively and $10,327,000 and $7,930,000 for the six months ended June 30, 1998 and 1997, respectively.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THEATER SIGNINGS AND BACKLOG

During the second quarter of 1998, the Company signed contracts for eight IMAX theater systems valued at $28.8 million, representing a 26% increase over the $22.9 million value of the 15 theater systems contracts (including six theaters in which the Company had an equity interest) signed in the second quarter of 1997. The Company does not attribute any value to theaters in which it has an equity interest in its signings totals. For the six months ended June 30, 1998, the Company signed contracts for 21 theater systems valued at $60.5 million, a 25% increase over the $48.5 million value of the 24 contracts (including six theaters in which the Company had an equity interest) signed in the prior year period. As a result of these theater signings, the Company's sales backlog grew to $189.2 million at June 30, 1998, a 2% increase from $185.8 million at March 31, 1998 and an 8% increase from $175.4 million at December 31, 1997.

The Company's sales backlog at June 30, 1998 represented contracts for 82 theater systems, including the upgrade of one existing theater to IMAX 3D. Most of the 36 IMAX 3D SR theater systems in backlog represent theater systems contracted for under multi-theater exhibitor agreements and may be replaced in backlog by larger IMAX 3D theater systems when specific theater locations are determined in the future. There are 14 theater systems in backlog which will be located at theaters in which the Company has an equity interest. The Company's sales backlog will vary from quarter to quarter depending on the signing of new systems which adds to backlog and the delivery of systems which reduces backlog. Sales backlog represents the minimum revenues under signed system sale and lease agreements that will be recognized as revenue as the associated theater systems are delivered. The minimum revenue comprises the upfront fees plus the present value of the minimum royalties due under sales-type lease agreements for the first 10 years of the initial lease term. The value of sales backlog does not include revenues from theaters in which the Company has an equity interest, letters of intent, IMAX(R) Ridefilm(TM) system contracts or long-term conditional theater commitments.

As of June 30, 1998, there were 26 IMAX Ridefilm theaters in operation and a backlog of 15 IMAX Ridefilm systems, including six upgrades.

THREE MONTHS ENDED JUNE 30, 1998 VERSUS THREE MONTHS ENDED JUNE 30, 1997

The Company reported net earnings of $6.2 million or $0.20 per share on a diluted basis for the second quarter of 1998 compared to $4.1 million or $0.14 per share on a diluted basis for the second quarter of 1997. Earnings per share information for the prior year period has been adjusted for the 2-for-1 stock split which became effective by May 27, 1997 and the adoption of Financial Accounting Standards No. 128 which became effective by December 15, 1997.

The Company's revenues for the second quarter of 1998 increased 21% to $42.8 million from $35.4 million in the corresponding quarter last year as a result of growth in systems revenue which more than offset a decline in film revenue.

Systems revenue, which includes revenue from theater system sales and leases, royalties and maintenance fees, increased approximately 54% to $30.9 million in the second quarter of 1998 from $20.1 million in the same quarter last year. The Company delivered eight theater systems in the second quarter of 1998 versus five theater systems in the second quarter of 1997. Revenues recognized in the second quarter of 1998 reflect a higher average value of theater systems contracts compared to 1997 due to a greater proportion of IMAX 3D systems. Recurring revenues from royalties (net of arrears billings in the second quarter of 1997) and maintenance fees increased approximately 14% in the second quarter over the corresponding period last year as a result of growth in the IMAX theater network.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (CONT'D)

THREE MONTHS ENDED JUNE 30, 1998 VERSUS THREE MONTHS ENDED JUNE 30, 1997
(CONT'D)

Film revenue comprises revenue recognized from film production, film distribution and film post-production activities. Film revenue decreased 37% to $6.8 million in the second quarter of 1998 from $10.6 million in the same quarter last year due to a reduction in film distribution revenue. Film distribution revenue was lower in the second quarter of 1998 compared to the second quarter of 1997 due to the timing of film releases. The Company's major 1998 film releases will not occur until later in the year while the Company had two very successful films in distribution in the second quarter of 1997.

Other revenues increased 10% to $5.2 million from $4.7 million in the prior year quarter due mainly to increased camera rental activities. The Company delivered two IMAX Ridefilm systems in the second quarter of 1998 versus three IMAX Ridefilm systems in the second quarter last year.

Gross margin for the second quarter of 1998 was $24.3 million, or 57% of total revenue, compared to $17.7 million, or 50% of total revenue, in the
corresponding quarter last year.   The increase in gross margin as a percentage
of total revenue is due to the higher proportion of systems revenue (which is generally higher margin than film and other revenues) in the second quarter of 1998 compared to the corresponding quarter in 1997.

Selling, general and administrative expenses were $8.5 million in the second quarter of 1998 compared to $7.3 million in the corresponding quarter last year. The increase in selling, general and administrative expenses in 1998 over 1997 resulted from several factors including an increase in affiliate relations initiatives, an increase in performance-based compensation and staffing additions to the Company's film department, particularly in marketing and distribution.

Research and development expenses amounted to $0.6 million in the second quarter of 1998 compared to $0.3 million in the second quarter of last year. Research and development expenses incurred in the second quarter of 1997 were lower than historical levels as some of the Company's technical staff had been redirected to the design and production of the new IMAX 3D SR theater system and were not engaged in research and development activities.

The effective tax rate on earnings before taxes differs from the statutory tax rate and will vary from quarter to quarter primarily as a result of the amortization of goodwill, which is not deductible for tax purposes, and the provision of income taxes at different tax rates in foreign and other provincial jurisdictions.

SIX MONTHS ENDED JUNE 30, 1998 VERSUS SIX MONTHS ENDED JUNE 30, 1997

The Company reported net earnings of $10.4 million or $0.34 per share on a diluted basis for the first half of 1998 compared to $7.8 million or $0.26 per share on a diluted basis for the first half of 1997. Earnings per share information for the prior year period has been adjusted for the 2-for-1 stock split which became effective by May 27, 1997 and the adoption of FASB 128 which became effective by December 15, 1997.

The Company's revenues for the first half of 1998 increased 16% to $78.9 million from $68.0 million in the corresponding period last year primarily as a result of increased systems revenue which more than offset a decline in film revenue.

Systems revenue increased approximately 51% to $57.3 million in the first half of 1998 from $38.0 million in the same period last year as the Company recognized revenues on 16 theater systems compared to nine theater systems in the same period last year. Recurring revenues from both royalties (net of arrears billings in the first half of 1997) and maintenance fees increased 14% in the first half of 1998 over the prior year period due to growth in the IMAX theater network.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

SIX MONTHS ENDED JUNE 30, 1998 VERSUS SIX MONTHS ENDED JUNE 30, 1997 (CONT'D)

Film revenue decreased 40% to $13.8 million in the first half of 1998 from $22.9 million in the same period last year due to declines in film production and film distribution revenues. Film production revenue declined by $5.6 million in the first half of 1998 versus the first half last year as the Company shifted its film production resources from third party films to its own film projects. Film distribution revenue decreased 40% in the first six months of 1998 compared to the same period last year due to the timing of film releases as the Company's major 1998 film releases will not occur until later in the year.

Gross margin for the first half of 1998 was $45.1 million, or 57% of total revenue, compared to $35.6 million, or 52% of total revenue, in the
corresponding  period last year.   The increase in gross margin as a percentage
of total revenue is primarily due to the higher proportion of systems revenue (which has generally a higher margin than film and other revenue) in the first half of 1998 compared to the corresponding period in 1997.

Selling, general and administrative expenses were $17.9 million in the first half of 1998 compared to $14.7 million in the first half of 1997. The increase in selling, general and administrative expenses in 1998 over 1997 resulted from several factors including an increase in performance based compensation, increased affiliate relations initiatives and staffing additions to the Company's film area, particularly in marketing and distribution.

Research and development expenses were $1.4 million in the first half of 1998 compared to $0.8 million in the first half last year. The higher level of expenses in 1998 reflects costs associated with the development of a new sound system. The research and development expenses incurred in the first half of 1997 were lower than historical levels as some of the Company's technical staff had been redirected to the design and production of the new IMAX 3D SR theater system and were not engaged in research and development activities.

The effective tax rate on earnings before taxes differs from the statutory tax rate and will vary from quarter to quarter primarily as a result of the amortization of goodwill, which is not deductible for tax purposes, and the provision of income taxes at different tax rates in foreign and other provincial jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company's principal source of liquidity included cash and cash equivalents of $57.9 million, marketable securities totalling $25.2 million, trade accounts receivable of $35.6 million, net investment in leases of $7.4 million due within one year and the amounts receivable under contracts in backlog which are not yet reflected on the balance sheet. The Company also has unused lines of credit under a working capital facility of $4.9 million.

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

The 5 3/4 % Convertible Subordinated Notes (the "Subordinated Notes") due April 1, 2003 are convertible into common shares of the Company at the option of the holder at a conversion price of $21.406 per share (equivalent to a conversion rate of 46.7154 shares per $1,000 principal amount of Subordinated Notes) at any time prior to maturity. The Subordinated Notes are redeemable at the option of the Company on or after April 1, 1999 at redemption prices expressed as percentages of the principal amount (1999 - 103.286%; 2000 - 102.464%; 2001 -
101.643%; 2002 - 100.821%) plus accrued interest. The Subordinated Notes may only be redeemed by the Company between April 1,

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

In the first half of 1998, cash provided by operating activities amounted to $7.0 million after the payment of interest on the Senior and Convertible Notes totalling $6.1 million. Cash flow from operations also includes an increase of $2.8 million in funds held for sponsored film productions which will be expended in future periods.

Cash used in investing activities in the first half of 1998 included: a decrease of $1.3 million in marketable securities; an increase in film assets of $7.7 million, primarily related to T.rex: Back to The Cretaceous, Galapagos and other films in development; and expenditures of $5.4 million on capital assets, principally wholly-owned theaters, cameras, a building expansion at Sonics Associates and other assets under construction. In November 1997, Sonics Associates Inc., a subsidiary of the Company, announced a non-binding Memorandum of Understanding with Creative Technology Ltd. which contemplated the joint formation of a company to bring Sonics' Surround Sound FX(R) 3D headset and audio processing technology to the consumer market and the PC mass market. This Memorandum of Understanding has subsequently lapsed.

During the first half of 1998, cash provided by financing activities included $1.3 million of proceeds from common shares issued under the Company's stock option plan partially reduced by a payment of accrued dividends on the Class C preferred shares totalling $0.4 million.

The Company believes that cash flows from operations together with existing cash balances and the working capital facility will continue to be sufficient to meet cash requirements in the foreseeable future.


PART II    OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In April 1994, Compagnie France Film Inc. filed a claim against the Company in the Superior Court in the District of Montreal, in the Province of Quebec, alleging breach of contract and bad faith in respect of an agreement which the plaintiff claims it entered into with the Company for the establishment of an IMAX theater in Quebec City, Quebec, Canada. Until December 1993, Imax was in negotiations with the plaintiff and another unrelated party for the establishment of an IMAX theater in Quebec City. In December 1993, Predecessor Imax executed a system lease agreement with the other party. During the negotiations, both parties were aware of the other party's interest in also establishing an IMAX theater in Quebec City. The plaintiffs claimed damages of Canadian $4.6 million, representing the amount of profit they claimed they were denied due to their inability to proceed with an IMAX theater in Quebec City, together with expenses incurred in respect of this project and pre-judgement interest. The Company disputed this claim and filed a defense in response. Compagnie France Film had also incorporated a shell company, 3101-8450

                                IMAX CORPORATION

Quebec Inc. ("3101"). 3101 was to, among other things, enter into a lease for the proposed IMAX theater site. In November 1993, while negotiations between Compagnie France Film and the Company were still ongoing, 3101 entered into a lease for the site. 3101 defaulted on the lease and the landlord sued 3101 in an unrelated action to which the Company was not a party. In February 1996, 3101 was found liable to pay the landlord damages in the amount of Canadian $2.5 million. Subsequent to that judgment 3101 intervened in the lawsuit between Compagnie France Film and the Company in order to claim from the Company damages
in the amount of Canadian $2.5 million.   The Company disputed these claims and
the suit went to trial in January 1998. In a decision rendered in April 1998, the Court dismissed the plaintiffs' claims with costs. In May 1998, the plaintiffs and 3101 both filed appeals of the decision to the Court of Appeal. The Company believes that the amount of loss, if any, will not have a material impact on the financial position or results of operation of the Company, although no assurance can be given with respect to the ultimate outcome of this litigation.

The Company filed a complaint in August 1994 in the U.S. District Court for the Northern District of California claiming that Neil Johnson, NJ Engineering Inc. and Cinema Technologies Inc. have misappropriated the Company's trade secrets in the design and manufacture of defendants' 70mm 15-perforation projection systems. The Company is seeking an injunction against Cinema Technologies Inc. to prevent shipment of projectors, which incorporate the Company's trade secrets, in addition to damages. The defendant has brought two motions for summary judgement, one of which was based on the defendant's statute of limitations defense and the other based on, among others, the defendant's contention that the trade secrets at issue were not trade secrets. The court denied the motion based on the statute of limitations defense, granted the motion based on the trade secret status issue, and entered a judgement for the defendants. The Company has filed an appeal of this decision to the U.S. Court of Appeal for the Ninth Circuit. The appeal was heard in February 1998. The Court has reserved its decision.

Iwerks Entertainment, Inc. ("Iwerks") filed a complaint against the Company on February 26, 1996 in the U.S. District Court for the Central District of California alleging violations under the Sherman Act, the Clayton Act, and tortious interference with contracts and prospective economic advantage. Iwerks was seeking unquantified damages, injunctive relief and restitution. All claims against the Company were dismissed in a summary judgment in April 1998. In May 1998, Iwerks filed an appeal of this decision to the U.S. Court of Appeals for the Ninth Circuit. The amount of loss, if any, cannot be determined at this time.

In July 1997, Debra B. Altman filed a claim against the Company, and certain unidentified individuals, in the Superior Court of the State of California for the County of Los Angeles, alleging breach of contract, breach of implied covenant of good faith and fair dealing, breach of implied-in-fact contract, breach of confidence, constructive fraud, quantum meruit, unjust enrichment and constructive trust with respect to a film project the plaintiff claims to have pursued with the Company. The plaintiff sought unquantified damages exceeding $5 million. The Company disputed this claim and had removed it to the U.S. District Court for the Central District of California, Western Division. On August 6, 1998, the parties agreed to settle the action. In management's opinion, the terms of the settlement will not have a material impact on the financial position or results of the operation of the Company.

On March 5, 1998, Rosalini Film Productions Inc. filed a claim against the Company in the U.S. District Court for the Central District of California, alleging breach of written agreement, breach of implied covenant of good faith and fair dealing, fraud and deceit, negligent misrepresentation, unfair competition, unjust enrichment, quantum meruit, constructive trust and declaratory relief with respect to a film project the Plaintiff claimed to have pursued with the Company. The Plaintiff was seeking unquantified damages. The Company disputed this claim and intended to vigorously defend this action. In April 1998, the Plaintiff filed a voluntary dismissal of its claim.

In addition to the litigation described above, the Company is currently involved in other litigation which, in the opinion of the Company's management, will not materially affect the Company's financial position or future operating results, although no assurance can be given with respect to the ultimate outcome for any such litigation.

                                 IMAX CORPORATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of the Company's shareholders held on June 22, 1998, shareholders represented at the meeting, whether in person or by proxy: (i) elected Richard L. Gelfond, Miles S. Nadal and Bradley J. Wechsler as Class III directors of the Company for a term expiring in 2001 (12,341,956 shares voted for and 266,103 shares withheld); and (ii) appointed Coopers & Lybrand as auditors of the Company to hold office until the next annual meeting of shareholders at a remuneration to be fixed by the Board of Directors (12,519,877 shares voted for and 14,777 shares withheld). The term of the Class I Directors, John M. Davison, I. Graeme Ferguson, Michael Fuchs and Philip C. Moore, expires in 2000. The term of the Class II directors, Garth Girvan, Murray Koffler and Marc Utay, expires in 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(b)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed in the three month period ended June 30, 1998.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    IMAX CORPORATION



Date:  August 13, 1998              By: /S/ John M. Davison
-----------------------                 ----------------------
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