Form 10-Q
period 1998-09-30
IMAX CORP
filed 1998-11-13
CIK 921582

===============================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998
                                              ------------------

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
                                                             --------------


                                     NONE
        -------------------------------------------------------------
        (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   --

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                       Outstanding as of October 31, 1998
--------------------------                  ----------------------------------
Common stock, no par value                              29,557,084

                                 IMAX CORPORATION

                                     INDEX
                                                                  Page
                                                                  ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements                                       3

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations             11


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                         15

Item 6.   Listing of Exhibits and Reports on Form 8-K               17

Signatures                                                          18









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

                               IMAX CORPORATION


                                                                                                        Page
                                                                                                        ----
PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          The following condensed consolidated financial statements are filed as part of this Report:

          Condensed Consolidated Balance Sheets as at September 30, 1998
          and December 31, 1997                                                                          4

          Condensed Consolidated Statements of Operations for the three and nine
          month periods ended September 30, 1998 and 1997                                                5

          Condensed Consolidated Statements of Cash Flow
          for the nine month periods ended September 30, 1998 and 1997                                   6

          Notes to Condensed Consolidated Financial Statements                                           7

                                 IMAX CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
    Amounts in accordance with U.S. Generally Accepted Accounting Principles
                         (in thousands of U.S. dollars)
                                  (UNAUDITED)

                                                                                            September 30,   December 31,
                                                                                                 1998           1997
                                                                                            --------------  -------------
ASSETS
Current assets
  Cash and cash equivalents                                                                      $ 44,824       $ 64,069
  Short-term marketable securities                                                                 22,905         10,184
  Accounts receivable                                                                              39,950         32,401
  Current portion of net investment in leases                                                       8,827          6,007
  Inventories and systems under construction (note 2)                                              24,511         21,922
  Prepaid expenses                                                                                  3,580          2,474
                                                                                                 --------       --------
     Total current assets                                                                         144,597        137,057

Long-term marketable securities                                                                     8,504         16,277
Net investment in leases                                                                           73,608         51,825
Film assets                                                                                        52,008         42,036
Capital assets                                                                                     45,789         41,360
Goodwill                                                                                           42,025         43,915
Other assets                                                                                       13,309         11,889
                                                                                                 --------       --------
     Total assets                                                                                $379,840       $344,359
                                                                                                 ========       ========

LIABILITIES
Current liabilities
  Accounts payable                                                                               $  4,792       $  7,129
  Accrued liabilities                                                                              24,444         24,220
  Current portion of deferred revenue                                                              37,829         29,067
  Income taxes payable                                                                                852            318
                                                                                                 --------       --------
     Total current liabilities                                                                     67,917         60,734

Deferred revenue                                                                                   10,118         13,618
Senior notes                                                                                       65,000         65,000
Convertible subordinated notes                                                                    100,000        100,000
Deferred income taxes                                                                              31,218         19,596
                                                                                                 --------       --------
     Total liabilities                                                                            274,253        258,948
                                                                                                 --------       --------

MINORITY INTEREST                                                                                   4,426          2,950
                                                                                                 --------       --------
REDEEMABLE PREFERRED SHARES                                                                         1,478          1,344
                                                                                                 --------       --------

COMMITMENTS AND CONTINGENCIES (notes 3 and 4)
SHAREHOLDERS' EQUITY
Capital stock                                                                                      54,076         52,604
Retained earnings                                                                                  45,859         28,642
Cumulative translation adjustment                                                                    (252)          (129)
                                                                                                 --------       --------

     Total shareholders' equity                                                                    99,683         81,117
                                                                                                 --------       --------

     Total liabilities and shareholders' equity                                                  $379,840       $344,359
                                                                                                 ========       ========



 (See accompanying notes to the condensed consolidated financial statements on pages 7 to 10.)

                                IMAX CORPORATION
                CONDENSED CONSOLIDATED  STATEMENTS OF OPERATIONS
    Amounts in accordance with U.S. Generally Accepted Accounting Principles
            (in thousands of U.S. dollars, except per share amounts)
                                  (UNAUDITED)


                                                        Three months ended September 30,    Nine months ended September 30,
                                                             1998              1997              1998              1997
                                                       ----------------  ----------------  ----------------  ----------------
Revenue
Systems                                                        $35,793           $22,477          $ 93,047          $ 60,456
Films                                                            5,163            10,521            18,986            33,468
Other                                                            2,877             2,893            10,742             9,949
                                                               -------           -------          --------          --------
                                                                43,833            35,891           122,775           103,873

COSTS AND EXPENSES                                              17,845            15,558            51,722            47,949
                                                               -------           -------          --------          --------

GROSS MARGIN                                                    25,988            20,333            71,053            55,924

Selling, general and administrative expenses                     7,790             6,880            25,686            21,569
Research and development                                           865               620             2,224             1,429
Amortization of intangibles                                        631               632             1,890             1,907
                                                               -------           -------          --------          --------

EARNINGS FROM OPERATIONS                                        16,702            12,201            41,253            31,019

Interest income                                                  1,044             1,645             3,448             4,485
Interest expense                                                (3,310)           (3,340)           (9,927)           (9,972)
Foreign exchange loss                                             (120)              (98)             (349)              (76)
                                                               -------           -------          --------          --------

EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST              14,316            10,408            34,425            25,456

Provision for income taxes                                      (6,322)           (4,536)          (15,469)          (11,281)
                                                               -------           -------          --------          --------

EARNINGS BEFORE MINORITY INTEREST                                7,994             5,872            18,956            14,175

Minority interest                                                 (874)             (387)           (1,476)             (844)
                                                               -------           -------          --------          --------

NET EARNINGS                                                   $ 7,120           $ 5,485          $ 17,480          $ 13,331
                                                               =======           =======          ========          ========

EARNINGS PER SHARE (NOTE 5)
 Basic                                                           $0.24             $0.19             $0.59             $0.46
 Diluted                                                         $0.23             $0.18             $0.57             $0.44



 (See accompanying notes to the condensed consolidated financial statements on pages 7 to 10.)

                                IMAX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
    Amounts in accordance with U.S. Generally Accepted Accounting Principles
                         (in thousands of U.S. dollars)
                                  (UNAUDITED)


                                                                                     Nine months ended September 30,
                                                                                        1998                  1997
                                                                                --------------------  --------------------
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net earnings                                                                               $ 17,480              $ 13,331
Items not involving cash:
 Depreciation and amortization                                                               11,430                 9,926
 Deferred income taxes                                                                       11,673                 8,024
 Minority interest                                                                            1,476                   844
 Amortization of discount on senior notes                                                        --                   311
 Other                                                                                        1,354                   115
Change in net investment in leases                                                          (24,842)               (9,261)
Change in deferred revenue on film production                                                 4,725                (5,841)
Changes in non-cash operating assets and liabilities                                        (11,925)              (13,721)
                                                                                           --------              --------

Net cash provided by operating activities                                                    11,371                 3,728
                                                                                           --------              --------

INVESTING ACTIVITIES
Increase in marketable securities                                                            (4,882)               (8,803)
Increase in film assets                                                                     (14,401)              (17,137)
Purchase of capital assets                                                                   (9,467)               (8,840)
Increase in other assets                                                                     (3,038)               (3,242)
                                                                                           --------              --------

Net cash used in investing activities                                                       (31,788)              (38,022)
                                                                                           --------              --------

FINANCING ACTIVITIES
Repayment of long-term debt                                                                      --                (1,201)
Class C preferred shares dividends paid                                                        (386)                   --
Common shares issued                                                                          1,472                 4,993
                                                                                           --------              --------

Net cash provided by financing activities                                                     1,086                 3,792
                                                                                           --------              --------

Effect of exchange rate changes on cash                                                          86                   243
                                                                                           --------              --------

DECREASE IN CASH AND CASH EQUIVALENTS DURING THE PERIOD                                     (19,245)              (30,259)

Cash and cash equivalents, beginning of period                                               64,069               102,589
                                                                                           --------              --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   $ 44,824              $ 72,330
                                                                                           ========              ========




 (See accompanying notes to the condensed consolidated financial statements on pages 7 to 10.)

                               IMAX CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       In accordance with U.S. Generally Accepted Accounting Principles
    (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
         For the Nine Month Periods Ended September 30, 1998 and 1997
                                  (UNAUDITED)

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

2.    INVENTORIES AND SYSTEMS UNDER CONSTRUCTION

                                  September 30,          December 31,
                                       1998                  1997
                               --------------------  --------------------

      Raw materials                         $ 9,326               $ 6,943
      Work-in-process                        14,672                14,508
      Finished goods                            513                   471
                                            -------               -------
                                            $24,511               $21,922
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

      To fund Canadian dollar costs through February 2000, the Company had entered into forward exchange contracts as at September 30, 1998 to hedge the conversion of $44.0 million of its cash flow into Canadian dollars at an average exchange rate of Canadian $1.44 per U.S. dollar. In addition, the Company had entered into forward exchange contracts as at September 30, 1998 to hedge the conversion of 149.2 million Yen of its cash flow in 1998 and 1999 into U.S. dollars at an average exchange rate of 134 Yen per U.S. dollar.

      The Company has also entered into foreign currency swap transactions to hedge minimum lease payments receivable under sales-type lease contracts denominated in Japanese Yen and French Francs. These swap transactions fix the foreign exchange rates on conversion of 139 million Yen at 98 Yen per U.S. dollar through September 2004 and on 15.5 million Francs at 5.1 Francs per U.S. dollar through September 2005.

      These hedging contracts are expected to be held to maturity; however, if they were terminated on September 30, 1998, the Company would have realized a loss of approximately $2.1 million based on the then prevailing exchange rates.

                               IMAX CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
       In accordance with U.S. Generally Accepted Accounting Principles
    (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
         For the Nine Month Periods Ended September 30, 1998 and 1997
                                  (UNAUDITED)

4.   CONTINGENCIES

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

     The Company disputed these claims, and the suit went to trial in January 1998. In a decision rendered in April 1998, the Court dismissed the plaintiffs' claims with costs. In May 1998, Compagnie France Film Inc. and 3101 both filed appeals of the April 1998 decision to the Court of Appeal. The Company believes that it will be successful in responding to these appeals and the ultimate loss, if any, will not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of this litigation.

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

(c) On March 5, 1998, Rosalini Film Productions Inc. filed a claim against the Company in the U.S. District Court for the Central District of California, alleging breach of written agreement, breach of implied covenant of good faith and fair dealing, fraud and deceit, negligent misrepresentation, unfair competition, unjust enrichment, quantum meruit, constructive trust and declaratory relief with respect to a film project the plaintiff claimed to have pursued with the Company. The plaintiff was seeking unquantified damages. The Company disputed this claim and intended to vigorously defend this action. In April 1998, the plaintiff filed a voluntary dismissal of its claim. In October 1998, counsel to the plaintiff advised the Company's counsel that the claim is being refiled. The amount of loss, if any, cannot be determined at this time.

                               IMAX CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
       In accordance with U.S. Generally Accepted Accounting Principles
    (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
         For the Nine Month Periods Ended September 30, 1998 and 1997
                                  (UNAUDITED)

4.   CONTINGENCIES (CONT'D)

(d) In addition to the litigation described above, the Company is currently involved in other litigation which, in the opinion of the Company's management, will not materially affect the Company's financial position or future operating results, although no assurance can be given with respect to the ultimate outcome for any such litigation.

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

(b) Reconciliations of the numerators and denominators of the basic and diluted per-share computations are as follows:

                                                    Three months ended September 30,    Nine months ended September 30,
                                                         1998              1997              1998             1997
                                                   ----------------  ----------------  ----------------  ---------------
Net earnings available to common
   shareholders:

Net earnings                                               $ 7,120           $ 5,485           $17,480          $13,331
Less:
 Accrual of dividends on preferred shares                      (43)              (43)             (128)            (128)
 Accretion of discount of preferred shares                     (46)              (41)             (135)            (119)
Net earnings used in computing basic earnings              -------           -------           -------          -------
 per share                                                   7,031             5,401            17,217           13,084

Interest expense on Convertible Subordinated
 Notes, net of tax                                             885                --             1,769               --
Net earnings used in computing diluted                     -------           -------           -------          -------
 earnings per share                                        $ 7,916           $ 5,401           $18,986          $13,084
                                                           =======           =======           =======          =======
Weighted average number of common shares (000's):

Issued and outstanding at beginning of period               29,280            28,966            29,115           27,885
Weighted average shares issued in the period                    23                36               131              482
Weighted average used in computing basic                   -------           -------           -------          -------
 earnings per share                                         29,303            29,002            29,246           28,367

Assumed exercise of stock options, net of shares
 assumed acquired under the Treasury Stock
 Method                                                      1,031             1,378             1,156            1,697
Assumed conversion of Convertible Subordinated
 Notes                                                       4,672                --             3,115               --
                                                           -------           -------           -------          -------
Weighted average used in computing diluted
 earnings per share                                         35,006            30,380            33,517           30,064
                                                           =======           =======           =======          =======

                               IMAX CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
       In accordance with U.S. Generally Accepted Accounting Principles
    (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
         For the Nine Month Periods Ended September 30, 1998 and 1997
                                  (UNAUDITED)

5. EARNINGS PER SHARE (CONT'D)

   Common shares potentially issuable pursuant to the Convertible Subordinated Notes were excluded from the computations for the three months ended March 31, 1998 and the three and nine months ended September 30, 1997 since they would have had an antidilutive effect on earnings per share. Options to purchase 2.2 million common shares at an average price of $23.32 per share were outstanding in the third quarter of 1998 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares during the period and their inclusion would have been antidilutive.

6. COMPREHENSIVE INCOME

   Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, became effective for the Company's 1998 fiscal year. Comprehensive income items include certain gains and losses, such as foreign currency translation adjustments, that bypass the Company's net earnings and are accumulated directly in shareholders' equity. Comprehensive income was $7,099,000 and $5,613,000 for the three months ended September 30, 1998 and 1997, respectively and $17,426,000 and $13,543,000 for the nine months ended September 30, 1998 and 1997, respectively.

                               IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THEATER SIGNINGS AND BACKLOG

During the third quarter of 1998, the Company signed contracts for 14 IMAX theater systems valued at $41.9 million, representing a 3% increase over the $40.6 million value of the 16 theater systems (including one theater in which the Company had an equity interest) signed in the third quarter of 1997. The Company does not attribute any value to theaters in which it has an equity interest in its signing totals. For the nine months ended September 30, 1998, the Company signed contracts for 35 theater systems valued at $102.3 million, a 15% increase over the $89.1 million value of the 40 contracts (including seven theaters in which the Company had an equity interest) signed in the prior year period. The increase in the average theater value signed in the nine months ended September 30, 1998 versus the prior year period is due to the increase in the number of IMAX 3D theater system signings and international theater signings. As a result of these theater signings, the Company's sales backlog grew to $195.6 million at September 30, 1998, a 3% increase from $189.2 million at June 30, 1998 and a 12% increase from $175.4 million at December 31, 1997.

One of the Company's customers in Asia has been severely affected by the economic turmoil and is in default of their agreement to open two Imax theaters. The Company has reduced backlog by these two deals and will attempt to reach a settlement with the customer.

The Company's sales backlog at September 30, 1998 represented contracts for 84 theater systems, including the upgrade of two existing theaters to IMAX 3D.
Most of the 41 IMAX 3D SR theater systems in backlog represent theater systems contracted for under multi-theater exhibitor agreements and may be replaced in backlog by larger IMAX 3D theater systems when specific theater locations are determined in the future. There are 13 theater systems in backlog which will be located at theaters in which the Company has an equity interest. The Company's sales backlog will vary from quarter to quarter depending on the signing of new systems which adds to backlog and the delivery of systems which reduces backlog. Sales backlog represents the minimum revenues under signed system sale and lease agreements that will be recognized as revenue as the associated theater systems are delivered. The minimum revenue comprises the upfront fees plus the present value of the minimum royalties due under sales-type lease agreements for the first ten years of the initial lease term. The value of sales backlog does not include revenues from theaters in which the Company has an equity interest, letters of intent, IMAX(R) Ridefilm(TM) system contracts or long-term conditional theater commitments.

As of September 30, 1998, there were 26 IMAX Ridefilm theaters in operation and a backlog of 15 IMAX Ridefilm systems, including six upgrades.

THREE MONTHS ENDED SEPTEMBER 30, 1998 VERSUS THREE MONTHS ENDED
SEPTEMBER 30, 1997

The Company reported net earnings of $7.1 million or $0.23 per share on a diluted basis for the third quarter of 1998 compared to $5.5 million or $0.18 per share on a diluted basis for the third quarter of 1997. Earnings per share information for the prior year period has been adjusted for the adoption of Financial Accounting Standards No. 128 which became effective by December 15, 1997.

The Company's revenues for the third quarter of 1998 increased 22% to $43.8 million from $35.9 million in the corresponding quarter last year as a result of growth in systems revenue which more than offset a decline in film revenue.

                               IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

THEATER SIGNINGS AND BACKLOG (CONT'D)

Systems revenue, which includes revenue from theater system sales and leases, royalties and maintenance fees, increased approximately 59% to $35.8 million in the third quarter of 1998 from $22.5 million in the same quarter last year. The Company delivered nine theater systems in the third quarter of 1998 versus five theater systems in the third quarter of 1997.

Film revenue comprises revenue recognized from film production, film distribution and film post-production activities. Film revenue decreased 51% to $5.2 million in the third quarter of 1998 from $10.5 million in the same quarter last year due to a reduction in film distribution revenue and film post-production revenue. Film distribution revenue was lower in the third quarter of 1998 compared to the third quarter of 1997 due to the timing of Imax distributed film releases. The Company's major 1998 film releases will not occur until the fourth quarter. Film post-production revenue declined over the prior year period due to a non-recurring revenue item included in 1997.

Other revenues were consistent at $2.9 million in the current and prior year quarter. There were no IMAX Ridefilm systems delivered in the third quarter of 1998 or 1997.

Gross margin for the third quarter of 1998 was $26.0 million, or 59% of total revenue, compared to $20.3 million, or 57% of total revenue, in the
corresponding quarter last year.   The increase in gross margin as a percentage
of total revenue is due to the higher proportion of systems revenue (which is generally higher margin than film and other revenues) in the third quarter of 1998 compared to the corresponding quarter in 1997.

Selling, general and administrative expenses were $7.8 million in the third quarter of 1998 compared to $6.9 million in the corresponding quarter last year. The increase in selling, general and administrative expenses in 1998 over 1997 resulted from an increase in affiliate relations initiatives, marketing efforts and staffing additions in the Company's film department, particularly in marketing and distribution.

The effective tax rate on earnings before taxes differs from the statutory tax rate and will vary from quarter to quarter primarily as a result of the amortization of goodwill, which is not deductible for tax purposes, and the provision of income taxes at different tax rates in foreign and other provincial jurisdictions.

NINE MONTHS ENDED SEPTEMBER 30, 1998 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1997

The Company reported net earnings of $17.5 million or $0.57 per share on a diluted basis for the first nine months of 1998 compared to $13.3 million or $0.44 per share on a diluted basis for the first nine months of 1997. Earnings per share information for the prior year period has been adjusted for the 2-for-1 stock split which became effective by May 27, 1997 and the adoption of FASB 128 which became effective by December 15, 1997.

The Company's revenues for the first nine months of 1998 increased 18% to $122.8 million from $103.9 million in the corresponding period last year primarily as a result of an increase in systems revenue which more than offset a decline in film revenue.

Systems revenue increased approximately 54% to $93.0 million in the first nine months of 1998 from $60.5 million in the same period last year as the Company recognized revenues on 25 theater systems compared to 14 theater systems in the same period last year. Recurring revenues from both royalties (net of arrears billings in 1997) and maintenance fees increased 10% in the first nine months of 1998 over the prior year period due to growth in the IMAX theater network.

                               IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

THEATER SIGNINGS AND BACKLOG (CONT'D)

Film revenue decreased 43% to $19.0 million in the first nine months of 1998 from $33.5 million in the same period last year due mainly to declines in film production and film distribution revenues. Film production revenue declined by $5.8 million in the first nine months of 1998 versus last year. In 1997 the Company completed and delivered a third party film to a sponsor whereas in 1998 it has been producing its own film projects. Film distribution revenue decreased 45% in the first nine months of 1998 compared to the same period last year due to the timing of film releases as the Company's major 1998 film releases will not occur until the fourth quarter of 1998.

Gross margin for the first nine months of 1998 was $71.1 million, or 58% of total revenue, compared to $55.9 million, or 54% of total revenue, in the
corresponding  period last year.   The increase in gross margin as a percentage
of total revenue is primarily due to the higher proportion of systems revenue (which has generally a higher margin than film and other revenue) in the first nine months of 1998 compared to the corresponding period in 1997.

Selling, general and administrative expenses were $25.7 million in the first nine months of 1998 compared to $21.6 million in the first nine months of 1997. The increase in selling, general and administrative expenses in 1998 over 1997 is the result of several factors including an increase in performance based compensation, increased affiliate relations initiatives and staffing additions in the Company's film area, particularly in marketing and distribution.

Research and development expenses were $2.2 million in the first nine months of 1998 compared to $1.4 million in the first nine months last year. The higher level of expenses in 1998 reflects costs associated with the development of a new sound system. The research and development expenses incurred in the first half of 1997 were lower than historical levels as some of the Company's technical staff had been redirected to the design and production of the new IMAX 3D SR theater system and were not engaged in research and development activities.

The effective tax rate on earnings before taxes differs from the statutory tax rate and will vary from quarter to quarter primarily as a result of the amortization of goodwill, which is not deductible for tax purposes, and the provision of income taxes at different tax rates in foreign and other provincial jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company's principal source of liquidity included cash and cash equivalents of $44.8 million, marketable securities totalling $31.4 million, trade accounts receivable of $40.0 million, net investment in leases due within one year of $8.8 million and the amounts receivable under contracts in backlog which are not yet reflected on the balance sheet.

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

The Company partially funds its operations through cash flow from operations. Under the terms of the Company's typical theater system lease agreement, the Company receives cash payments before it completes the performance of its obligations. Similarly, the Company receives cash payments for some of its film productions in advance of related cash expenditures. These cash flows have generally been adequate to finance the ongoing operations of the Company.

In the first nine months of 1998, cash provided by operating activities amounted to $11.4 million after the payment of interest on the Senior and Convertible Notes totaling $9.4 million, an increase of $24.8 million in net investment in leases related to theater systems delivered under sales-type lease agreements in the first nine months of 1998 and a $7.6 million increase in accounts receivable principally attributable to up-fronts billed in connection with the higher signings and delivery activities. Cash flow from operations also includes an increase of $4.7 million in funds held for sponsored film productions which will be expended in future periods.

Cash used in investing activities in the first nine months of 1998 included: an increase of $4.9 million in marketable securities; an increase in film assets of $14.4 million, primarily related to T-REX: Back to the Cretaceous, Galapagos and other films in development; expenditures of $9.5 million on capital assets, principally wholly-owned theaters, cameras, a building expansion at Sonics Associates and other assets under construction; and an increase in other assets of $3.0 million, primarily related to joint venture operations.

During the first nine months of 1998, cash provided by financing activities included $1.5 million of proceeds from common shares issued under the Company's stock option plan partially reduced by a payment of accrued dividends on the Class C preferred shares totalling $0.4 million.

The Company believes that cash flows from operations together with existing cash balances and the working capital facility will continue to be sufficient to meet cash requirements in the foreseeable future.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

IMPACT OF YEAR 2000

The Year 2000 issue involves the inability of computer programs and computer chips to distinguish between the year 1900 and the year 2000.

The Company has assessed, and continues to assess, the impact of the Year 2000 issue on its operations including information technology and non-information technology systems.

The Company has decided to upgrade its key information technology systems, in particular, the cost accounting and financial software systems, in the first quarter of 1999. The Company believes that with this upgrade, the Year 2000 issue will not pose any significant operational problem for its cost accounting and financial software systems. Although final cost estimates have yet to be determined, it is expected that upgrading these systems will not have a material effect on the Company's financial position or its results of operations in 1998 and 1999.

The Company has been evaluating its non-information technology systems including the projector and sound systems to determine whether those systems are Year 2000 compliant. While to date the Company has found no Year 2000 incompatibility, the Company will continue its evaluation and analysis at minimal cost and expects to complete this evaluation and analysis in the first quarter of 1999.

The impact of the Year 2000 issue on the Company will also be affected by the Year 2000 readiness of its customers; suppliers of raw materials, components and software; and providers of facilities, equipment and services. Failure by these parties to be Year 2000 compliant may adversely impact the Companies production, revenue and the timing of cash receipts.

The Company has begun to make inquiries of such third parties (principally, suppliers and providers) in this regard, and based on the responses to these inquiries, the Company will decide by the end of the second quarter of 1999 to what extent a contingency plan needs to be developed.

There is no assurance that a material adverse effect on the Company may be avoided due to the failure of such third parties to address the Year 2000 issue in a timely fashion.

PART II     OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In April 1994, Compagnie France Film Inc. filed a claim against the Company in the Superior Court in the District of Montreal, in the Province of Quebec, alleging breach of contract and bad faith in respect of an agreement which the plaintiff claims it entered into with the Company for the establishment of an IMAX theater in Quebec City, Quebec, Canada. Until December 1993, Imax was in negotiations with the plaintiff and another unrelated party for the establishment of an IMAX theater in Quebec City. In December 1993, Predecessor Imax executed a system lease agreement with the other party. During the negotiations, both parties were aware of the other party's interest in also establishing an IMAX theater in Quebec City. The plaintiffs claimed damages of Canadian $4.6 million, representing the amount of profit they claimed they were denied due to their inability to proceed with an IMAX theater in Quebec City, together with expenses incurred in respect of this project and pre-judgement interest. The Company disputed

                               IMAX CORPORATION
this claim and filed a defense in response. Compagnie France Film had also incorporated a shell company, 3101-8450 Quebec Inc. ("3101"). 3101 was to, among other things, enter into a lease for the proposed IMAX theater site. In November 1993, while negotiations between Compagnie France Film and the Company were still ongoing, 3101 entered into a lease for the site. 3101 defaulted on the lease and the landlord sued 3101 in an unrelated action to which the Company was not a party. In February 1996, 3101 was found liable to pay the landlord damages in the amount of Canadian $2.5 million. Subsequent to that judgment 3101 intervened in the lawsuit between Compagnie France Film and the Company in order to claim from the Company damages in the amount of Canadian $2.5 million.

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

The Company filed a complaint in August 1994 in the U.S. District Court for the Northern District of California claiming that Neil Johnson, NJ Engineering Inc. and Cinema Technologies Inc. engaged in unfair competition and misappropriated the Company's trade secrets in the design and manufacture of defendants' 70mm 15-perforation projection systems. The Company is seeking an injunction against Cinema Technologies Inc. to prevent shipment of projectors, which incorporate the Company's trade secrets, in addition to damages. The defendant brought two motions for summary judgement, one of which was based on the defendant's statute of limitations defense and the other based on, among others, the defendant's contention that the trade secrets at issue were not trade secrets. The court denied the motion based on the statute of limitations defense, granted the motion based on the unfair competition and trade secret status issues, and entered a judgment for the defendants. The Company filed an appeal of this decision to the U.S. Court of Appeal for the Ninth Circuit, and on August 19, 1998 it affirmed the granting of the motion based on the trade secrets claim, but vacated and reversed, and remanded for further proceedings, with respect to the Company's unfair competition claim. The case was returned to the trial court in October 1998; a hearing date has not yet been fixed.

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

On March 5, 1998, Rosalini Film Productions Inc. filed a claim against the Company in the U.S. District Court for the Central District of California, alleging breach of written agreement, breach of implied covenant of good faith and fair dealing, fraud and deceit, negligent misrepresentation, unfair competition, unjust enrichment, quantum meruit, constructive trust and declaratory relief with respect to a film project the plaintiff claimed to have pursued with the Company. The plaintiff was seeking unquantified damages. The Company disputed this claim and intended to vigorously defend this action. In April 1998, the plaintiff filed a voluntary dismissal of its claim. In October 1998, counsel to the plaintiff advised the Company's counsel that the claim is being refiled. The amount of loss, if any, cannot be determined at this time.

In addition to the litigation described above, the Company is currently involved in other litigation which, in the opinion of the Company's management, will not materially affect the Company's financial position or future operating results, although no assurance can be given with respect to the ultimate outcome for any such litigation.

                               IMAX CORPORATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

  10.1 Employment Agreement, dated July 1, 1998, between Imax Corporation and Richard L. Gelfond.

  10.2 Employment Agreement, dated July 1, 1998, between Imax Corporation and Bradley J. Wechsler.

(b)      REPORTS ON FORM 8-K

No reports on Form 8-K were filed in the three month period ended
September 30, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         IMAX CORPORATION



Date:  November 12, 1998                 By: /s/ John M. Davison
-------------------------                    -------------------
                                             John M. Davison
                                         Executive Vice President, Operations
                                         and Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)