Form 10-K405
period 1998-12-31
IMAX CORP
filed 1999-03-31
CIK 921582

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
     |X|          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

     |_|          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         Commission file Number 0-24216

                            Imax Corporation
             (Exact name of registrant as specified in its charter)

                        Canada                                                        98-0140269
(State or other jurisdiction of incorporation or organization)          (I.R.S. Employer Identification Number)
  2525 Speakman Drive, Mississauga, Ontario, Canada                                     L5K 1B1
       (Address of principal executive offices)                                      (Postal Code)

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

                                 Yes |X| No |_|

     The aggregate market value of the Common Shares of the registrant held by non-affiliates of the registrant, computed by reference to the last sale price of such shares as of the close of trading on March 11, 1999 was $331,522,635 (18,290,904 common shares times $18.125). As of March 11, 1999, there were 29,799,888 Common Shares of the registrant outstanding.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

================================================================================

                           Annual Report on Form 10-K

                                December 31, 1998

                                Table of Contents


                                                                                                          Page
                                                                                                          ----
                                                     PART I
Item 1--     Business...................................................................................    4
Item 2--     Properties.................................................................................   11
Item 3--     Legal Proceedings..........................................................................   11
Item 4--     Submission of Matters to a Vote of Security Holders........................................   12

                                                    PART II

Item 5--     Market for Registrant's Common Equity and Related Stockholder Matters......................   13
Item 6--     Selected Financial Data....................................................................   14
Item 7--     Management's Discussion and Analysis of Financial Condition and Results of Operations......   18
Item 7a--    Quantitative and Qualitative Disclosures about Market Risk.................................   29
Item 8--     Financial Statements and Supplementary Data................................................   30
Item 9--     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......   54

                                                    PART III

Item 10--    Directors and Executive Officers of the Registrant.........................................   54
Item 11--    Executive Compensation.....................................................................   56
Item 12--    Security Ownership of Certain Beneficial Owners and Management.............................   62
Item 13--    Certain Relationships and Related Transactions.............................................   65

                                                    PART IV

Item 14--    Exhibits, Financial Statement Schedules and Reports on Form 8-K............................   67
Signatures..............................................................................................   70

                               EXCHANGE RATE DATA

     Unless otherwise indicated, all dollar amounts in this document are expressed in United States dollars. The following table sets forth, for the periods indicated, certain exchange rates based on the noon buying rate in the City of New York for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York (the "Noon Buying Rate"). Such rates quoted are the number of U.S. dollars per one Canadian dollar and are the inverse of rates quoted by the Federal Reserve Bank of New York for Canadian dollars per U.S. $1.00. The average exchange rate is based on the average of the exchange rates on the last day of each month during such periods. The Noon Buying Rate on December 31, 1998 was U.S. $0.6522.

                                                                   Year ended December 31
                                    -------------------------------------------------------------------------------------
                                               1994             1995             1996             1997              1998
                                    --------------------------------------------------- ---------------- -----------------
Exchange rate at end of period.....    U.S. $0.7134     U.S. $0.7325     U.S. $0.7301     U.S. $0.6999      U.S. $0.6522
Average exchange rate
   during period...................          0.7299           0.7312           0.7329           0.7220            0.6740
High exchange rate during
   period..........................          0.7644           0.7533           0.7513           0.7471            0.7105
Low exchange rate during
   period..........................          0.7098           0.7008           0.7235           0.6945            0.6341


              SPECIAL NOTE REGARDING FORWARD -LOOKING INFORMATION

   Certain statements included herein may constitute "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, references to future capital expenditures (including the amount and nature thereof), business strategies and measures to implement strategies, competitive strengths, goals, expansion and growth of its business and operations, plans and references to the future success of the Company. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the expectations and predictions of the Company is subject to a number of risks and uncertainties, including, but not limited to, general economic, market or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by the Company; competitive actions by other companies; conditions in the out-of-home entertainment industry; changes in laws or regulations; risks associated with investments and operations in foreign jurisdictions and any future international expansion, including those related to economic, political and regulatory policies of local governments and laws and policies of the United States and Canada; and the potential impact of increased competition in the markets the Company operates within and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made herein are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, the Company.




--------------------------------------------------------------------------------

IMAX(R), IMAX(R) Dome, IMAX(R) Ridefilm(R), IMAX(R) Solido(R), OMNIMAX(R), IMAX(R) 3D, Personal Sound Environment(R), The IMAX Experience(R), and An IMAX(R) Experience(TM) are trademarks and trade names of the Company or its subsidiaries that are registered or otherwise protected under laws of various jurisdictions.

                                     PART I
Item 1. Business

GENERAL

     Imax Corporation and its subsidiaries (the "Company") designs and manufactures projection and sound systems for giant-screen ("15/70-format") theaters based on proprietary and patented technology and is the largest producer and distributor of films for giant-screen theaters. The Company generally does not own IMAX(R) theaters but leases its projection and sound systems and licenses the use of its trademarks. The IMAX brand name enjoys widespread recognition with more than 500 million viewers throughout the world having experienced the Company's high-quality, giant-screen theater attractions since 1970 including over 65 million viewers in 1998.

     The IMAX theater network is the most extensive giant-screen theater network in the world with 183 theaters operating in 25 countries as of December 31, 1998 which will grow to over 250 theaters by the year 2000. The Company has experienced substantial growth as a result of the increased demand for both IMAX theaters in commercial locations and IMAX 3D theater systems in North America and around the world.


     IMAX theater systems combine advanced high-resolution projection systems, sound systems and screens as large as eight stories high (approximately 80 feet) that extend to the edge of a viewer's peripheral vision to create highly realistic audio-visual experiences. As a result, audiences feel as if they are a part of the on-screen action in a way that is more intense and exciting than in traditional theaters. In addition, the Company's IMAX 3D theater systems combine the same projection and sound systems and up to eight storey screens with 3D images that further increase the audience's feeling of immersion in the film. IMAX theater systems are often a featured attraction at high profile and prestigious locations such as the Smithsonian Institution, the Kennedy Space Center in Florida, Lincoln Square in New York, Potsdamer Platz in Berlin, Germany, the Museum of Science and Industry in Chicago, the theater adjacent to Grand Canyon National Park and the Luxor Hotel and Casino in Las Vegas, Nevada.

     The library of 15/70-format films available for IMAX theaters includes 139 films at the end of 1998, of which the Company has the distribution rights to 49 such films. 15/70-format (15-perforation, 70mm) is the size of the film frame used in IMAX projection systems and is the largest commercially available film size. By utilizing 15/70-format film, IMAX theaters can project images which are larger and exhibit higher resolution than other film formats. 15/70-format films cover a variety of entertaining and educational subjects, including space (The Dream Is Alive which was filmed from NASA's space shuttles and has grossed over $148 million since its release in 1985), rock concerts (Rolling Stones "At the Max"), and historical events (Fires of Kuwait, which was nominated for an Academy Award(R)). In recent years, additions to the 15/70-format film library have also included more commercial films such as Everest, which was produced and distributed by MacGillivray Freeman Films and was the first 15/70-format film to break into Variety's top 10 highest grossing films in North America and T-REX:
Back to the Cretaceous which was produced by the Company and features giant computer generated 3D images of dinosaurs. In February 1999, the Company announced an agreement with Buena Vista Pictures Distribution, a unit of The Walt Disney Company, to release Disney's newest animated feature Fantasia 2000:
The IMAX Experience exclusively to IMAX theaters around the world for a four-month period commencing January 1, 2000. Fantasia 2000 will be the first theatrical full-length feature film to be reformatted into 15/70-format film.

     The Company was formed in March 1994 as a result of an amalgamation between WGIM Acquisition Corp. and the former Imax Corporation ("Predecessor Imax"). Predecessor Imax was incorporated in 1967. Imax effected a corporate reorganization in December 1998 to better align employees and operations to the Company's current lines of business. Imax Ltd., a 100% owned subsidiary of Imax Corporation is responsible for the functions of system leasing, film marketing and distribution, systems maintenance, camera rental, marketing and administration.

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

Giant-Screen Theaters

     The Company is the pioneer and leader in the giant-screen, large-format film industry. The IMAX theater system network has the largest installed base of giant-screen theater systems, with systems located in 183 theaters in 25 countries as of December 31, 1998 which will grow to over 250 theaters by the year 2000. IMAX theaters have flat or dome shaped screens in 2D and 3D which are many times larger than conventional theaters, extending to the edge of the viewer's peripheral vision. The theaters have a steeply inclined floor to provide all audience members a clear view of the screen and typically seat 250 to 500 people.

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

     The following chart shows the number of the Company's theater systems by product, installed base and backlog as of December 31, 1998:

                                2D                                        3D
                -----------------------------------          ------------------------------
                Product      Installed      Backlog          Product   Installed    Backlog
                ----------   ---------      -------          -------   ---------    -------
                                  Base                                      Base
                                  ----                                      ----
                ----------     ---------      -------
Flat Screen     IMAX                64           4          IMAX 3D            47        29
                                                            IMAX 3D SR          3        39
Dome Screen     IMAX Dome           66           4          IMAX Solido         3         -

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

     IMAX 3D and 3D SR Systems. IMAX 3D systems make up the largest component of the Company's backlog. IMAX 3D theaters utilize a flat screen 3D system which produces realistic three-dimensional images on a giant IMAX screen. The Company believes that the IMAX 3D system offers consumers one of the most realistic 3D experiences available today. To create the 3D effect, the audience uses either polarized glasses or electronic glasses that separate the left- and right-eye images. The electronic glasses use liquid crystal shutter lenses controlled by an infrared signal. Each lens "opens and closes" 48 times a second in synchronization with the projector to produce full color stereoscopic viewing. IMAX 3D systems represent the dominant portion of the Company's product mix. The IMAX 3D projectors can project both 2D and 3D films, allowing theater owners the flexibility to exhibit either type of film. The Company offers upgrades to existing theaters which have 2D IMAX projection systems to IMAX 3D projection systems. Since the introduction of IMAX 3D technology, the Company has upgraded 10 theater systems and had one additional upgrade in backlog as of December 31, 1998.

      In 1997, the Company launched a smaller IMAX 3D system called IMAX 3D SR; a patented theater system that combines a proprietary theater design, a more automated projection system and specialized sound system to replicate the experience of a larger IMAX 3D theater in a smaller space (up to 270 seats). The IMAX 3D SR theater system is designed to be located primarily in multiplexes in smaller cities and with lower costs. The Company had 39 IMAX 3D SR systems in backlog at December 31, 1998.

     IMAX Solido Systems. IMAX Solido theaters comprise a dome screen 3D system that projects the film onto a tilted dome such that objects not only appear to "come out" from the screen but also to envelop the viewer. IMAX Solido projectors, like IMAX 3D projectors, can project both 2D and 3D films.

Theater System Leases

     The Company's system leases generally have 10 to 20-year initial terms and, subject to certain conditions, are typically renewable by the customer for one or more additional 10 year terms. As part of the lease agreement, the Company advises the customer on theater design, custom assembles and supervises the installation of the theater system, provides training to theater personnel and ongoing maintenance to the system. Prospective theater owners are responsible for providing the theater location, the design and construction of the theater building and any other necessary improvements. Under the terms of the typical lease agreement, the title to all theater system equipment (including the projection screen, the projector and the sound system) remains with the Company. The Company has the right to remove the equipment for non-payment or other defaults by the customer. The contracts are generally not cancelable by the customer unless the Company fails to perform its obligations. The contracts are generally denominated in U.S. dollars, except in Canada and Japan, where contracts are generally denominated in Canadian dollars and Japanese yen, respectively.

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

     The following is an overview of the theater system contract signings over the past five years:

                                                     1994         1995        1996         1997         1998
                                                    -----       ------       -----        -----       ------
Permanent systems signed (1)                           15           24           26          48           43
Temporary systems signed                                4           --           --          --           --
                                                    -----       ------       ------       -----       ------
Total systems signed                                   19           24           26          48           43
Value of systems signed (in millions)               $46.0        $64.6        $89.6      $128.4       $129.2

(1) Represents the number of the Company's theater systems which were the subject of sale or long-term lease agreements signed by the Company. The number of signings indicated for 1996, 1997 and 1998 excludes 3, 12, and one theaters in which the Company had an equity interest, respectively.

Theater Operations and Investments

     The Company has seven theaters in which it holds an equity interest. As of December 31, 1998 the Company's sales backlog includes 13 theaters in which the Company has an equity interest.

     In the case of equity interests which are joint ventures, the Company generally contributes the projection and sound system to the theater in exchange for a percentage of the theater revenues and/or profits. The Company's partner is generally responsible for constructing and outfitting the theater. The Company may also provide management services in return for a fee or a percentage of theater revenues as part of the equity interest.

Sound Systems

     The Company, through its 51% owned subsidiary, Sonics Associates Inc. ("Sonics"), manufactures the sound systems for the Company's theaters. IMAX theaters feature six-channel high-fidelity sound-systems with sub-bass which place full range speakers both in front of and behind the audience to provide a complete sound field with the ability to relate sounds to the action on and off the screen. The Company custom designs the loudspeaker system for each IMAX theater to eliminate variations in volume and sound quality over the theater seating area to ensure that the members of the audience experience superb sound quality regardless of where they are seated. The Company has developed a patented digital audio technology with advanced circuit design specifically to enhance sound clarity and depth of sound reproduction. Sonics is 51% owned by the Company and 49% owned by four executive officers of Sonics.

Film Production, Post-Production and Distribution

     The library of 15/70-format films available for IMAX theaters consists of 139 films at the end of 1998 on subjects such as space, wildlife, music, history and natural wonders and commercial subjects. The Company has distribution rights to 49 such films. The majority of the 15/70-format films have been produced by third parties, including several award-winning filmmakers. There are currently more than 25 15/70-format films in production, including three being produced by the Company, which are expected to be released over the next three years.

     In February 1999, the Company announced an agreement with Buena Vista Pictures Distribution, a unit of The Walt Disney Company, to release Fantasia 2000 exclusively to IMAX theaters around the world for a four-month period commencing January 1, 2000. This will be the first theatrical full-length feature film to be reformatted into 15/70-format film.

      15/70-format films can make audiences feel as though they have been transported to places they have never been through the use of the largest, clearest film images available today. In addition to their entertainment appeal, 15/70-format films often seek to educate the audience. 15/70-format films are expected to be in distribution for five or more years, although many of the films in the library have remained popular for longer periods including the films To Fly! (1976), Grand Canyon--The Hidden Secrets (1984) and The Dream Is Alive (1985) which were all exhibited during 1998. In 1998, there were six new films released in the 15/70-format. 15/70-format films have been filmed from the NASA space shuttles (The Dream Is Alive), documented rock concerts (Rolling Stones "At the Max"), examined natural wonders (The Eruption of Mount St. Helens, which was nominated for an Academy Award(R)), recorded historic events (Fires of Kuwait, which was nominated for an Academy Award(R)) and have been filmed from the top of the world's highest summit (Everest).

     The Company produces films financed either internally or, partially or fully, financed by third parties. With respect to third party productions, the third party generally pays for all production costs in advance of the Company's expenditures. The Company generally receives a film production fee in exchange for producing the films and is appointed the exclusive distributor of the film. When the Company produces films, it typically hires production talent and specialists on a project-by-project basis, similar to a movie studio, allowing the Company to retain creative and quality control without the burden of significant ongoing overhead expenses. Typically, the ownership rights to films produced for third parties are held by the film sponsors, the film investors and the Company. In the case of films for IMAX Ridefilm theaters, the Company primarily financed these films internally.

     The Company generally distributes films produced by the Company and has acquired distribution rights to films produced by independent producers. The Company has distribution rights to more 15/70-format films than any competing distributor. As distributor, the Company generally receives a percentage of the theater box office receipts. On a limited basis, the Company also markets video cassette and laser disk souvenir copies of its films both at theaters and through general retail chains.

     David Keighley Productions 70MM Inc., a wholly-owned subsidiary of the Company, provides film post-production and quality control services for 15/70-format films (whether produced internally or externally).

     Cameras. The Company rents 2D 15/70-format cameras and provides technical and post-production services to third party producers for a fee. The Company maintains 20 cameras and other film and lighting equipment to support third-party producers and also offers production advice and technical assistance to filmmakers.

     The Company has developed state-of-the-art patented dual and single filmstrip 3D cameras; which are among the most advanced motion picture cameras in the world and are the only 3D cameras of their kind. The IMAX 3D camera simultaneously shoots left- and right-eye images and its compact size allows filmmakers access to a variety of locations, such as underwater or aboard aircraft. The Company has two dual filmstrip cameras in its inventory.

Attractions

     Large Screen Motion Simulation Theaters. Large scale IMAX Simulator Rides or ISRs such as the Asteroid Adventure ride at Phantasialand in Bruhl, Germany, which seats 256 passengers, and Back To The Future(R)...The Ride which seats 192 passengers, combine an IMAX Dome projection system with several multiple passenger vehicles, engaging films, and digital sound technology to provide unique entertainment experiences.

     IMAX Ridefilm Theaters. IMAX Ridefilm theaters are a compact, modular version of an ISR which allow theaters to be located in smaller locations. There are currently 28 Ridefilm systems in operation and three in backlog as of December 31, 1998.

     In 1998, the Company decided to rationalize its Attractions operations. The Company does not intend to manufacture or sell the Ridefilm motion base product (with the exception of delivering in 1999 the three Ridefilm motion bases currently in backlog) and does not intend to produce new films for the movie rides. The financial impact of this decision is further explained in the Results of Operations section contained in Item 7 and in Note 3 of the Notes to Consolidated Financial Statements contained in Item 8.

MARKETING AND CUSTOMERS

     The Company markets its theater systems through a direct sales force and marketing staff located in offices in Canada, the United States, Europe, Singapore and Japan. In addition, the Company has agreements with consultants, business brokers and real estate professionals to locate potential customers and theater sites for the Company on a commission basis.

     The Company has experienced an increase in the number of commercial theater signings and international signings since 1995. At December 31, 1998, the number of commercial theaters installed and in backlog had increased 21% over 1997. The commercial theater segment of the Company's theater network is now its largest segment with a total of 125 theaters opened or in backlog. At December 31, 1998, 40% of all opened and backlog theaters are for locations outside of North America. The Company's institutional customers include science and natural history museums, zoos, aquaria and other educational and cultural centers. The Company also leases its systems to theme parks, tourist destination sites, fairs and expositions. For a breakdown of the installed theater base and backlog by market segment, geographic segment and product as of December 31, 1998, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

INDUSTRY AND COMPETITION

      The Company competes with a number of manufacturers of large-format film projection systems; however, the IMAX theater network and the number of 15/70-format films to which the Company has distribution rights are substantially larger than those of its 15/70-format competitors. The Company's customers generally consider a number of criteria when selecting a large-format theater including quality, reputation, brand name recognition, type of system, features, price and service. The Company believes that its competitive strengths include the value of the IMAX brand name, the quality and historic up-time of IMAX theater systems, the number and quality of 15/70-format films that it distributes, the quality of the sound system included with the IMAX theater and the level of the Company's service and maintenance efforts.

     The commercial success of the Company's products is ultimately dependent upon consumer preferences. The out-of-home entertainment industry in general continues to go through significant changes, primarily due to technological developments and changing consumer tastes. Numerous companies are developing new entertainment products for the out-of-home entertainment industry in response to these changes, and some of these new products are or may be directly competitive with the Company's products. Competitors may design products which are more attractive to the consumers and/or more cost effective than the Company's products and that may make the Company's products less competitive. There can be no assurance that the Company's existing products will continue to compete effectively and be attractive to consumers or that its products under development will ever be attractive to consumers or be competitive. The Company may also face competition from companies in the entertainment industry with substantially greater financial and other resources than the Company.

RESEARCH AND DEVELOPMENT

     The Company has significant in-house proprietary expertise in projection system, camera, and sound system design, engineering and technology. In January 1997, the Company was awarded an Academy Award(R) for scientific and technical achievement by the Academy of Motion Picture Arts and Sciences. In addition, the Company has substantial proprietary knowledge in 15/70-format film production. As of December 31, 1998, 31 of the Company's employees were connected with research and development projects.

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

     Including contributions by third parties, the Company (excluding its subsidiaries) has spent approximately $10.9 million on research and development over the last five years, including approximately $2.0 million, $1.4 million and $1.7 million in 1996, 1997 and 1998 respectively. In 1991, the Company received a multi-year grant from the Ontario Technology Fund of the Government of Ontario for research and development. The program was completed in 1998 and cost approximately $7.0 million over seven years, with the Ontario Technology Fund contributing approximately $3.1 million.

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

     The Company and its subsidiaries currently hold 40 patents, have 14 patents pending in the United States and have corresponding patents or filed applications in many countries throughout the world. While the Company considers its patents to be important to the overall conduct of its business, it does not consider any particular patent essential to its operations. Certain of the Company's patents in the United States, Canada and Japan for improvements to the IMAX projector, IMAX Solido and sound systems expire between 1999 and 2017.

     The Company and its subsidiaries own or otherwise have rights to trademarks and trade names used in conjunction with the sale of their products, systems and services. The following trademarks are considered significant in terms of the current and contemplated operations of the Company: The IMAX Experience(R), An IMAX(R) Experience(TM), IMAX(R), IMAX(R) 3D, IMAX(R) Dome, IMAX(R) Solido(R), Personal Sound Environment (R), OMNIMAX(R) and IMAX(R) Ridefilm(TM). These trademarks are protected by registration or common law widely throughout the world. The Company also owns the service mark IMAX THEATRE(TM). The Company vigorously enforces its trademarks and trade names against whomever it believes is infringing upon its rights.

EMPLOYEES

     As of December 31, 1998, the Company had 466 employees. The Company's employees are not represented by a labor union. The Company has never experienced an employee strike and believes that its employee relations are excellent.

Item 2. Properties

     The Company's principal executive offices are located in Mississauga, Ontario. The Company's principal facilities are as follows:


          Location                                 Operation                          Own/Lease           Expiration
          ---------                                ----------                         ----------          ----------
Mississauga, Ontario (1)....  Headquarters, Administrative, Assembly and                 Own                 N/A
                              Research and Development
Birmingham, Alabama ......... Sound Systems Design and Assembly                          Own                 N/A
Culver City, California...... Film Post Production                                      Lease                1999
Kempten, Germany............. Sales and Marketing                                       Lease                1999
Los Angeles, California...... Sales, Marketing and Administrative                       Lease                2001
New York, New York........... Administrative                                            Lease                2004
Singapore.................... Sales and Marketing                                       Lease                1999
Tokyo, Japan................. Sales, Marketing, Maintenance and Theater Design          Lease                1999

(1) This property is subject to a collateral secured charge in favour of The Toronto-Dominion Bank in connection with the working capital facility.

Item 3. Legal Proceedings

     In April 1994, Compagnie France Film Inc. filed a claim against the Company in the Superior Court in the District of Montreal, in the Province of Quebec, alleging breach of contract and bad faith in respect of an agreement which the plaintiff claims it entered into with the Company for the establishment of an IMAX theater in Quebec City, Quebec, Canada. Until December 1993, Predecessor Imax was in negotiations with the plaintiff and another unrelated party for the establishment of an IMAX theater in Quebec City. In December 1993, Predecessor Imax executed a system lease agreement with the other party. During the negotiations, both parties were aware of the other party's interest in also establishing an IMAX theater in Quebec City. The plaintiffs claimed damages of Canadian $4.6 million, representing the amount of profit they claim they were denied due to their inability to proceed with an IMAX theater in Quebec City, together with expenses incurred in respect of this project and pre-judgement interest. The Company disputed this claim and filed a defense in response. Compagnie France Film had also incorporated a shell company, 3101-8450 Quebec Inc. ("3101"). 3101 was to, among other things, enter into a lease for the proposed IMAX theater site. In November 1993, while negotiations between Compagnie France Film and the Company were still ongoing, 3101 entered into a lease for the site. 3101 defaulted on the lease and the landlord sued 3101 in an unrelated action to which the Company was not a party. In February 1996, 3101 was found liable to pay the landlord damages in the amount of Canadian $2.5 million. Subsequent to that judgment 3101 intervened in the lawsuit between Compagnie France Film and the Company in order to claim from the Company damages in the amount of Canadian $2.5 million. The Company disputed these claims and the suit went to trial in January 1998. In a decision rendered in April 1998, the court dismissed the plaintiffs' claims with costs. In May 1998, the plaintiffs and 3101 both filed appeals of the decision to the Court of Appeal. The Company believes that the amount of the loss, if any, will not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of this litigation.

      The Company filed a complaint in August 1994 in the U.S. District Court for the Northern District of California claiming that Neil Johnson, NJ Engineering Inc. and Cinema Technologies Inc. engaged in unfair competition and misappropriated the Company's trade secrets in the design and manufacture of the defendants' 70mm 15-perforation projection systems. The Company settled its claims with NJ Engineering Inc. but continued to pursue an injunction against Cinema Technologies Inc. and its principal Mr. Johnson to prevent shipment of projectors, which incorporate the Company's trade secrets in addition to damages. The defendants brought two motions for summary judgement, one of which was based on the defendants' statute of limitations defense and the other based on, among others, the defendants' contention that the trade secrets at issue were not trade secrets. The court denied the motion based on the statute of limitations defense, granted the motion based on the unfair competition and trade secret status issues, and entered a judgement for the defendants. The Company filed an appeal of this decision to the U.S. Court of Appeals for the Ninth Circuit and on August 19, 1998 it affirmed the granting of the motion based on the trade secrets claim, but vacated and reversed, and remanded for further proceedings, with respect to the Company's unfair competition claim against Cinema Technologies Inc. The case was returned to trial court in October 1998; a trial date has been set for September 1999.

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

     On March 5, 1998, Rosalini Film Productions Inc. filed a claim against the Company in the U.S. District Court for the Central District of California, alleging breach of written agreement, breach of implied convenant of good faith and fair dealing, fraud and deceit, negligent misrepresentation, unfair competition, unjust enrichment, quantum meruit, constructive trust and declaratory relief with respect to a film project the plaintiff claims to have pursued with the Company. The plaintiff was seeking unquantified damages. The Company disputed this claim and intended to vigorously defend this action. In April 1998, the plaintiff filed a voluntary dismissal of its claim. In December 1998, a refiled claim was served on the Company. In January 1999, the parties agreed to settle the action. In Management's opinion, the terms of the settlement did not have a material impact on the financial position or results of the operation of the Company.

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

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of the security holders during the quarter ended December 31, 1998.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's Common Shares are listed for trading under the trading symbol "IMAX" on the Nasdaq National Market System ("Nasdaq"). The Common Shares are also listed on The Toronto Stock Exchange ("TSE") under the trading symbol "IMX". The following table sets forth the range of high and low sales prices per share for the Common Shares on Nasdaq and the TSE, adjusted for the 2-for-1 stock split which became effective in May, 1997, for the periods indicated.


                                                             U.S. Dollars
                                                -----------------------------------
                                                    High                     Low
                                                -------------          ------------
Nasdaq
Year ended December 31, 1998
     Fourth quarter                                32.250                   18.000
     Third quarter                                 25.000                   17.000
     Second quarter                                28.875                   21.750
     First quarter                                 29.000                   20.500
Year ended December 31, 1997
     Fourth quarter                                26.625                   20.000
     Third quarter                                 28.750                   23.375
     Second quarter                                24.750                   16.875
     First quarter                                 18.000                   15.125

                                                           Canadian Dollars
                                                -----------------------------------
                                                    High                     Low
                                                -------------          ------------
TSE
Year ended December 31, 1998
     Fourth quarter                                51.000                   33.000
     Third quarter                                 38.050                   26.750
     Second quarter                                40.800                   30.100
     First quarter                                 41.950                   28.750
Year ended December 31, 1997
     Fourth quarter                                37.750                   28.500
     Third quarter                                 39.000                   32.000
     Second quarter                                34.000                   23.250
     First quarter                                 25.000                   20.500

     As of December 31, 1998 the Company had 221 registered holders of record of the Company's Common Shares.

     The Company has not paid within the last three fiscal years, and has no current plans to pay, dividends on its Common Shares. The payment of dividends by the Company is subject to certain restrictions under the terms of the Company's indebtedness (see note 10 to the consolidated financial statements in Item 8). The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including the Company's financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

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




                                                                                      The Company
                                                    Pro Forma    ---------------------------------------------------
                                                     1994 (1)        1995         1996         1997          1998
                                                   -----------   -----------   ---------    ---------     ----------
                                                   (unaudited)
Operating Statement Data:
Revenue.....................................
   Systems..................................       $   37,507    $   51,968    $  85,972    $   97,539    $  140,874
   Films....................................           30,885        28,835       28,367        39,683        30,824
   Other....................................            6,617         7,694       15,499        21,259        18,657
                                                   ----------    ----------    ---------    ----------    ----------
   Total revenue............................           75,009        88,497      129,838       158,481       190,355
Costs and expenses (2)......................           56,118        44,348       58,257        73,806       111,784
                                                   ----------    ----------    ---------    ----------    ----------
Gross margin................................           18,891        44,149       71,581        84,675        78,571
Loss from equity accounted investees (3)....                -             -            -           (22)       (6,763)
Selling, general and administrative
   expenses (4).............................           21,972        25,925       29,495        32,115        38,777
Research and development (5)................            4,563         2,808        2,493         2,129         2,745
Amortization of intangibles (6).............            2,603         2,541        2,708         2,701         5,948
                                                   ----------    ----------    ---------    ----------    ----------
Earnings (loss) from operations.............          (10,247)       12,875       36,885        47,708        24,338
Interest income.............................            1,794         3,377        5,797         5,604         5,320
Interest expense............................           (7,400)       (7,337)     (11,765)      (13,402)      (14,646)
Foreign exchange gain (loss)................             (538)          193         (337)         (623)          588
                                                   -----------   ----------    ----------   -----------   ----------
Earnings (loss) before taxes and minority interest
                                                      (16,391)        9,108       30,580        39,287        15,600
(Provision for) recovery of taxes...........            4,833        (5,458)     (13,579)      (17,265)       (9,810)
                                                   ----------    -----------   ----------   -----------   -----------
Earnings (loss) before minority interest....          (11,558)        3,650       17,001        22,022         5,790
Minority interest...........................               --            --       (1,593)       (1,357)       (1,895)
                                                   ----------    ----------    ----------   -----------   -----------
Earnings (loss) before extraordinary item...       $  (11,558)   $    3,650    $  15,408    $   20,665    $    3,895
Extraordinary loss on early retirement of debt,
net of income tax benefit of $1,588.........                -             -            -             -        (2,095)
                                                   ----------    ----------     --------     ---------     ----------
Net earnings................................       $  (11,558)   $    3,650    $  15,408    $   20,665         1,800
                                                   ===========   ==========    =========    ==========    ==========
Earnings (loss) per share (7)
   before extraordinary item
   Basic....................................       $    (0.42)   $     0.12    $    0.54    $     0.71    $     0.10
   Diluted..................................       $    (0.42)   $     0.11    $    0.50    $     0.68    $     0.09
Net earnings (loss)
   Basic                                           $    (0.42)    $    0.12     $    0.54   $     0.71    $     0.03
   Diluted                                         $    (0.42)    $    0.11     $    0.50   $     0.68    $     0.03
Systems and Other Data:
Total systems signed (8)....................               19            24           26            48            43
Value of systems signed (in millions).......       $     46.0    $     64.6    $    89.6    $    128.4    $    129.2
New systems delivered ......................               13            11           26            24            41
Total systems in operation..................              120           130          149           159           183
Total systems in sales backlog (9)..........               36            44           45            77            76
Revenue in sales backlog (10)...............       $   80,767    $  107,238    $ 131,835    $  175,394    $  175,756

(1) The Unaudited Pro Forma Consolidated Statement of Operations for the year ended December 31, 1994 gives effect to the issuance and sale of senior notes, the application of the net proceeds therefrom, the acquisition of Predecessor Imax and TCI, the equity conversions and the issuance of common shares (collectively "the Transactions") as if the transactions had occurred on January 1, 1994.

(2) The costs and expenses for the years ended December 31, 1994, 1995, 1996, 1997 and 1998 include $9.3 million, $2.5 million, $1.9 million, $1.4 million, and $0.5 million respectively, of charges for the amortization of purchase accounting adjustments. The year ended December 31, 1998 includes a $7.9 million charge related to rationalization of the Company's motion simulation division and $19.1 million related to the write-down of the value of some of the films in the Company's library.

(3) Loss from equity accounted investees in 1998 includes the Company's 50% share of the loss of Forum Ride Associates and a provision against the remaining carrying value of the Company's equity investment in Forum Ride Associates totaling $6.1 million and a $0.5 million provision against an equity investment in a motion simulation ride.

(4) The selling, general and administrative expenses for the year ended December 31, 1994 include $1.1 million of non-recurring charges as a result of the Transactions. For the year ended December 31, 1998 selling, general and administration expenses include a $1.9 million charge related to the rationalization of Ridefilm.

(5) The research and development expenses for the year ended December 31, 1994 include a non-recurring charge of $2.4 million to reflect the write-off of purchased in-process research and development in connection with the acquisition of Ridefilm.

(6) Amortization of intangibles in 1998 includes a $3.3 million charge related to the write-off of goodwill associated with the Ridefilm business.

(7) Earnings (loss) per share in the current and prior periods give retroactive effect to (a) the 2-for-1 stock split which became effective by May 27, 1997 and (b) the adoption of FASB Statement of Standards No. 128 which became effective by December 31, 1997.

(8) Represents the number of theater systems which were the subject of sale or lease agreements entered into by the Company in the years indicated. The 1996, 1997 and 1998 signings exclude 3, 12 and one theaters in which the Company has an equity interest, respectively.

(9) 1996, 1997 and 1998 systems in backlog include two, thirteen and thirteen theaters in which the Company has an equity interest, respectively.

(10) Represents the minimum revenue on signed system sale and lease agreements that will be recognized as revenue as the associated theater systems are delivered. Does not include revenues from wholly-owned, partnership or joint venture theaters.



                                                                           Predecessor Imax      The Company
                                                                           Two months ended      Ten months ended
                                                                           February 28, 1994     December 31, 1994
                                                                           -----------------     -----------------
Operating Statement Data:
Revenue
   Systems........................................................         $           1,454    $          35,927
   Films..........................................................                     1,886               28,914
   Other..........................................................                       800                5,810
                                                                           -----------------    -----------------

   Total Revenue..................................................                     4,140               70,651
Costs and expenses................................................                     3,169               52,788
                                                                           -----------------    -----------------

Gross margin......................................................                       971               17,863
Selling, general and administrative expenses......................                     2,245               19,690
Research and development..........................................                       219                4,331
Amortization of intangibles.......................................                         3                2,154
                                                                           -----------------    -----------------

Loss from operations..............................................                    (1,496)              (8,312)
Interest income...................................................                        19                1,767
Interest expense..................................................                      (157)              (6,091)
Foreign exchange gain (loss)......................................                      (161)                (675)
                                                                           ------------------   ------------------

Loss before taxes.................................................                    (1,795)             (13,311)
Recovery of taxes.................................................                       802                3,634
                                                                           -----------------    -----------------

Net loss..........................................................         $            (993)   $          (9,677)
                                                                           ==================   ==================

                                                                            The Company
                                               ----------------------------------------------------------------------
Balance Sheet Data:                                  1994            1995          1996        1997           1998
                                               ---------------    ----------   -----------  -----------  -------------
Cash, cash equivalents and marketable
     securities..........................            $  56,949    $   50,747   $   120,688  $    90,530  $   202,941
Total assets.............................              184,736       194,515       308,744      344,359      490,091
Total long-term indebtedness.............               70,294        70,810       167,023      165,000      300,000
Total shareholders' equity...............               52,926        57,486        54,841       81,117       84,446

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

     The Company derives revenue principally from long-term theater system lease agreements, maintenance agreements, film production agreements and from the distribution of films. Other revenues include the operation of theaters in which the Company has an equity interest, the Company's motion simulation operations and camera rentals.


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

     Sales and sales-type leases. Revenues from the Company's theater system sale agreements and from theater system lease agreements which transfer substantially all of the benefits and risks of ownership ("sales-type leases") are recognized on the completed contract method (that is, upon delivery of the system). Revenues recognized at the time of the theater system delivery consist of upfront fees and the present value of minimum royalties on sales-type leases over the initial term of the lease. For leases with initial terms greater than 10 years, the Company's practice is to reserve the revenue related to the present value of minimum royalties beyond the initial 10 years. The timing of theater system delivery is largely dependent on the timing of the construction of the customer's theater which is used to fix the delivery date in the contract. The delivery of the theater system stated in the contract may be before the actual opening of the theater and as of December 31, 1998 the Company had delivered 32 theater systems to theaters that had not yet begun operations. Revenues recognized at the time of the theater system delivery generally are derived from contracts signed 12 to 24 months prior to the date of recognition. Such revenue is shown as sales backlog until it is recognized upon delivery. Therefore, revenue for theater systems is generally predictable on a long-term basis given the relationship to projected theater system deliveries. However, systems revenue in any given quarter may vary significantly depending on the nature and timing of the delivery of systems.

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

     Cash receipts under royalty payments are received after delivery. Typically, ongoing royalties are received over the 10 to 20 year life of the system agreements and under any renewal periods. The Company recognizes the present value of the minimum royalties on sales-type leases upon delivery of the theater system up to 10 years. The discounted minimum royalties are recorded on the Company's balance sheet as an increase in net investment in leases. For financial reporting purposes, the actual cash received for minimum royalties in each year are divided into two components representing both a repayment of the net investment in leases (which has no income effect but reduces net investment in leases) and finance income on the net investment in leases balance (which is recorded as royalty revenue as earned). In the event of default of payment of minimum contracted royalties, the Company may repossess the system and refurbish it for resale. Royalties in excess of minimums are recorded as revenue when due under the terms of the lease agreement.

     Sales Backlog. Sales backlog represents the minimum revenues on signed system sale and lease agreements that will be recognized as revenue as the associated theater systems are delivered. The minimum revenue comprises the upfront fees plus the present value of the minimum royalties due under sales-type lease agreements for the first 10 years of the initial lease term. The value of sales backlog does not include revenues from theaters in which the Company has an equity interest, letters of intent, IMAX Ridefilm system contracts, or long-term conditional theater commitments.

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

Film Distribution

     Revenues from the distribution of films are recognized when films are exhibited by theaters. The costs of films are charged as expenses using the individual-film-forecast method in accordance with FAS 53. The individual-film-forecast method amortizes film costs (reflected on the balance sheet as film assets) in the same ratio that current gross revenues bear to anticipated total gross revenues. The costs of distribution of films are charged against the specific license to which they relate. Estimates of anticipated total gross revenues are reviewed quarterly by the Company and revised where necessary to reflect more current information.

International Operations

     A significant portion of the Company's sales are made to customers located outside of the United States and Canada. During 1996, 1997 and 1998 approximately 39.5%, 47.6% and 46.7%, respectively, of the Company's revenues were derived from sales outside the United States and Canada. The Company expects that international operations will continue to account for a substantial portion of its revenues in the future. In order to minimize exposure to exchange rate risk, the Company prices theater systems (the largest component of revenues) in U.S. dollars except in Canada and Japan where they are priced in Canadian dollars and Japanese yen, respectively. Annual minimum royalty payments and maintenance fees follow a similar currency policy.

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

RESULTS OF OPERATIONS

     The following table sets forth the percentage of total revenue for each of the items set forth below:

                                                                            The Company
                                               --------------------------------------------------------------------
                                                 Pro Forma
                                                 1994 (1)          1995         1996          1997          1998
                                               -----------    -----------   ----------    -----------   -----------
                                                     %             %             %             %             %
Revenue
  Systems................................             50.0           58.7         66.2           61.6          74.0
  Films..................................             41.2           32.6         21.9           25.0          16.2
  Other..................................              8.8            8.7         11.9           13.4           9.8
                                               -----------    -----------   ----------    -----------   -----------
Total....................................            100.0          100.0        100.0          100.0         100.0
Costs and expenses (2)...................             74.8           50.1         44.9           46.6          58.7
                                               -----------    -----------   ----------    -----------   -----------
Gross margin.............................             25.2           49.9         55.1           53.4          41.3
Loss from equity accounted investees.....                -             -             -             -            3.6
Selling, general and administrative
 .....expenses............................             29.3           29.3         22.7           20.3          20.4
Research and development (3).............              6.1            3.2          1.9            1.3           1.4
Amortization of intangibles (4)..........              3.5            2.9          2.1            1.7           3.1
                                               -----------    -----------   ----------    -----------   -----------
Earnings (loss) from operations..........            (13.7)          14.5         28.4           30.1          12.8
                                               ------------   -----------   ----------    -----------   -----------
Earnings (loss) before extraordinary item            (15.4)           4.1         11.9           13.0           2.0
                                               ------------   -----------   ----------    -----------   -----------
Net earnings (loss) .....................            (15.4)           4.1         11.9           13.0           0.9
                                               ============   ===========   ==========    ===========   ===========


(1)  See Note 1 to table in Item 6.  Selected Financial Data.

(2) The costs and expenses include 12.4%, 2.8%, 1.4%, 0.9% and 0.3% of charges for the amortization of purchase accounting adjustments for the years ended December 31, 1994, 1995, 1996, 1997 and 1998, respectively. For the year ended December 31, 1998 costs and expenses include a charge of 4.1% related to the rationalization of the Company's motion simulation and attractions business and a charge of 10.0% related to the write-down of unrecoverable film costs.

(3) Research and development costs for the year ended December 31, 1994 include a non-recurring charge of 3.2% to reflect the write-off of purchased in-process research and development in connection with the acquisition of Ridefilm.

(4) Amortization of intangibles in 1998 includes a non-recurring charge of 1.7% to reflect the write-off of goodwill associated with the Ridefilm business.

Year Ended December 31, 1998 versus Year Ended December 31, 1997

     In 1998 the Company had revenues of $190.4 million and net earnings (after a $2.1 million extraordinary loss on the early extinguishment of debt) of $1.8 million ($0.03 per share on a diluted basis) compared to revenues of $158.5 million and net earnings of $20.7 million ($0.68 per share on a diluted basis) in 1997. The increase in revenues of 20% is due to higher systems revenue which more than offset declines in film and other revenues. Results in 1998 were adversely affected by four significant items: a) the rationalization of the Company's motion simulation and attractions business resulted in a charge of $0.46 per share; b) the write-down of assets in the Company's film library resulted in a charge of $0.35 per share; c) the extraordinary loss on the early extinguishment of debt contributed a charge of $0.07 per share and, d) the redemption premium of the Company's Class "C" preferred shares contributed a charge of $0.02 per share.

Theater Network and Sales Backlog

     The Company signed agreements for 43 theater systems in 1998, excluding one theater in which it has an equity interest, which represents future minimum revenues of $129.2 million. In 1997, the Company signed agreements for 48 theater systems excluding 12 theaters in which it had an equity interest, for future minimum revenues of $128.4 million. The majority of signings for 1998 were for IMAX 3D systems (91%) and commercial operators (88%). In 1998, signings for theaters to be located outside of Canada and the United States increased to 66% from 22% in 1997. As of December 31, 1998, there were IMAX theaters operating in 25 countries, up from 22 countries at December 31, 1997, with theaters to be located in a further 15 countries once the theaters in backlog open. As a result of the strong theater signings and record deliveries, the Company's sales backlog increased slightly to $175.8 million at December 31, 1998 from $175.4 million at December 31, 1997.

     The IMAX theater network increased to 183 theaters in operation at December 31, 1998 from 159 theaters at the beginning of the year. The following is a geographic, market and product breakdown of the IMAX theaters in operation and theaters in backlog at December 31, 1998:



                                                              Existing Theatres                  Backlog
                                                          ------------------------       -------------------------
                                                          Theaters            %          Theaters            %
                                                          --------       ---------       --------       ----------
Geographic:
     United States................................           87              48%             41             56%
     Europe.......................................           32              17              13             18
     Japan........................................           19              10               1              1
     Canada.......................................           18              10               7              9
     Asia (excluding Japan).......................           12               7               4              5
     Mexico.......................................            8               4               -              -
     Australia....................................            6               3               2              3
     South Africa.................................            1               1               -              -
     Middle East..................................            -               -               5              7
     South America................................            -               -               1              1
                                                            ---        ----------      --------       ----------
     Total........................................          183             100%             74            100%
                                                            ===        =========       ========       ==========
Market:
     Science and Natural History..................            94              51%             6              8%
     Commercial...................................            57              31             68             92
     Theme Parks..................................            21              12              -              -
     Destination Sites............................             5               3              -              -
     Zoos and Aquaria.............................             6               3              -              -
                                                             ---       -----------     --------       ----------
     Total........................................           183             100%            74            100%
                                                             ===       ==========      ========       ==========
Product:
     2D...........................................           130              71%             7              9%
     3D...........................................            53              29             67             91%
                                                             ---       -----------     --------       --------
     Total........................................           183             100%            74            100%
                                                             ===       ==========      ========       =========

Film Library

     There were six new films released in the 15/70-format in 1998, bringing the total number of available films to 139 at the end of the year. The Company has the distribution rights to 49 of those films. In 1998, the Company released one new film: T-REX: Back to the Cretaceous which features giant 3D digital dinosaurs.

     The Company currently has three films in production which are scheduled for release in 1999 through 2001, and twelve films in development and pre-production. As of December 31, 1998 there were more than 25 films in production in the 15/70-format, including the three being produced by the Company.

Rationalization of Motion Simulation and Attractions Business

     Included in earnings for the year ended December 31, 1998 is a pre-tax charge of $13,569,000 related to the Company's investment in the motion simulation and attractions business. The motion simulation industry in general has not generated significant returns for any of its key participants. The high cost of producing motion simulation films and high manufacturing and installation costs at recently delivered locations have resulted in continued inadequate returns for this operation. Sales, which hit a low of only two signings in 1998, continued to lag. The lack of growth in the network of bases, which was required to support the original investment plus ongoing investment in film, will prevent the recovery of future film investment. Recent sales cancellations have also contributed to the Company's decision to rationalize the Ridefilm activity to reduce future potential losses.

     The Company does not intend to manufacture or sell the Ridefilm motion bases product (with the exception of delivering in 1999 the three motion bases currently in backlog), and does not intend to produce new motion simulation films. Existing motion base owners have been informed of the Company's decision to no longer market the motion base product in the future. Administration and sales personnel associated with the Ridefilm operation have been either terminated or re-assigned to other areas of the Company. The Company will continue to license the existing Ridefilm library to its existing motion base customers and make efforts to convert non-Ridefilm motion simulation films to be compatible with the Ridefilm projection system.

     Also included in earnings for the year ended December 31, 1998 is a loss of $1,937,000 representing the Company's 50% share of the loss of Forum Ride Associates, a 50% joint venture with Starwood Hotels & Resorts Inc., operating an IMAX 3D Simulator Ride at the Forum Shops at Caesars Palace in Las Vegas, Nevada. The ride opened in January 1998 and attendance levels in its first year of operations were approximately 50% below budget. The Company believes that it will have limited ability in improving attendance to this attraction since much of it is dependent upon the flow of local traffic to its retail location, which has also proven to be well below original forecasts. The Company has been unsuccessful in obtaining changes required to stimulate local traffic in the retail area where the attraction is located. Despite the critical acclaim the movie ride has received, the Company does not anticipate that it will be able to attain the future attendance levels necessary to generate earnings sufficient to justify the remaining carrying value of its investment. The Company took a charge of $4,208,000 to write-off its remaining investment in the joint venture after considering current period operating losses combined with a projection that demonstrated continuing losses.

Revenues

     The Company's revenues in 1998 were $190.4 million, compared to $158.5 million in 1997, an increase of 20%. The following table sets forth the breakdown of revenue by category in thousands of dollars:



                                                                   1996              1997               1998
                                                           -----------------   ---------------    ---------------
Systems Revenue
Sales and leases..................................          $         70,671    $       78,672     $      121,042
Royalties (1).....................................                     7,949            10,285             10,154
Maintenance.......................................                     7,352             8,582              9,678
                                                            ----------------    --------------     --------------
                                                                      85,972            97,539            140,874
                                                            ----------------    --------------     --------------
Film Revenue
Production........................................                     8,298             6,459                352
Distribution......................................                    13,422            21,953             15,052
Post-production...................................                     6,647            11,271             15,420
                                                            ----------------    --------------     --------------
                                                                      28,367            39,683             30,824
                                                            ----------------    --------------     --------------

Other Revenue                                                         15,499            21,259             18,657
                                                            ----------------    --------------     --------------
                                                            $        129,838    $      158,481     $      190,355
                                                            ================    ==============     ==============

---------------------------

(1)  Includes finance income.

     Systems Revenues. Systems revenue increased from $97.5 million in 1997 to $140.9 million in 1998, an increase of 44%. Revenue from sales and leases increased from $78.7 million to $121.0 million, an increase of 54%. The Company recognized revenues on the delivery of 41 theater systems under sales and sales-type leases in 1998 as compared to 24 theater systems in 1997. Royalty revenue, excluding arrears billings, and maintenance revenue increased 7% and 13%, respectively, over the prior year principally due to the increased number of theater systems in the network.

     Film Revenues. Film revenues declined from $39.7 million in 1997 to $30.8 million in 1998. In 1997, the Company produced one film for a third party whereas in 1998 the Company did not produce any third party films. Film distribution revenues declined from $22.0 million in 1997 to $15.1 million in 1998 due to the timing of film release including the strong performance in 1997 of three films released in the latter half of 1996 and the fact that the Company's major 1998 release, T-REX: Back to the Cretaceous, was not released until the fourth quarter. Film post-production activities increased from $11.3 million in 1997 to $15.4 million in 1998, an increase of 37%. The growth in revenues was due to an increase in the number of prints released, post-production activities and extensions of products and services.

     Other Revenues. Other revenues declined 12% from $21.2 million in 1997 to $18.7 million in 1998 due to lower revenue from the delivery of IMAX Ridefilm systems which declined to six units in 1998 versus 15 units in 1997. Partially offsetting the lower revenues were increases in camera and Company-owned theater operations revenues.

Gross Margin

     Gross margin in 1998 was $78.6 million versus $84.7 million in 1997. The number of systems delivered in 1998 increased to 41 from 24 in 1997. The resulting increase in the gross margin was more than offset by the write-down in 1998 of the Company's motion simulation assets of $7.9 million and a write-down of its film assets of $19.1 million. Gross margin as a percentage of total revenues decreased from 53.4% in 1997 to 41.3% in 1998. An increase resulting from the higher proportion of systems revenue (which generally has higher margins than film and other revenues) was more than offset by the charges noted above which reduced the gross margin by 4.1% and 10.0%, respectively.

Other

     Loss from equity accounted investees in 1998 includes $6.1 million of the Company's share of the loss of Forum Ride Associates (a 50% joint venture with Starwood Resorts Worldwide Inc. operating an IMAX 3D Simulator Ride) and a write-off of the Company's remaining investment in the joint venture.

     Selling, general and administrative expenses were $38.8 million in 1998 versus $32.1 million in 1997. The increase in selling, general and administrative costs in 1998 over 1997 resulted primarily from increases in performance-based compensation expenses, marketing, branding and affiliate relations initiatives and staffing additions to the Company's film department, particularly marketing, partially offset by declines in litigation expense. Also included in 1998 is $1.9 million of costs related to the rationalization of the Company's motion simulation and attractions unit.

     Research and development expenses were $2.7 million in 1998 versus $2.1 million in 1997. In 1997, the Company's technical staff were engaged in the design and production of the new IMAX 3D SR system and not in typical research and development activities.

     Amortization of intangibles in 1998 includes a non-recurring charge of $3.3 million to write-off the remaining goodwill associated with the Company's motion simulation business.

      Interest expense increased in 1998 as a result of the $200 million Senior Notes due 2005 which were issued on December 4, 1998.

     The Company experienced a foreign exchange gain of $0.6 million in 1998 compared to a loss of $0.6 million in 1997. The foreign exchange gain in 1998 resulted primarily from fluctuations in exchange rates on the Japanese yen denominated net investment in leases, while the loss in 1997 resulted primarily from fluctuations in exchange rates on the Canadian dollar, the Japan Yen and French franc denominated cash balances and net investment in leases.

     The effective tax rate on earnings before tax differs from the statutory tax rate and will vary from year to year primarily as a result of the amortization of goodwill, which is not deductible for tax purposes, manufacturing and processing profits deduction and the provision of income taxes at different rates in foreign and other provincial jurisdictions. The effective tax rate in 1998 was much higher than in recent years due to the large amount of non-deductible goodwill and deferred tax charge associated with the rationalization of Ridefilm as well being affected by the $6.1 million loss associated with Forum Ride Associates which is provided for at a lower tax rate than the Company's statutory tax rate.

     Minority interest expense of $1.9 million and $1.4 million in 1998 and 1997, respectively, represents a 49% minority interest in the earnings of the Company's subsidiary, Sonics Associates Inc.

Year ended December 31, 1997 versus Year ended December 31, 1996

Revenues

     The Company's revenues in 1997 were $158.5 million compared to $129.8 million in 1996, an increase of 22%.

     Systems revenue increased from $86.0 million in 1996 to $97.5 million in 1997, an increase of 13%. Revenue from sales and leases increased from $70.7 million to $78.7 million, an increase of 11%. The Company recognized revenues on the delivery of 24 theater systems under sales and sales-type leases in 1997 as compared to 26 theater systems in 1996. Royalty revenue, excluding arrears billings, and maintenance revenue increased 19% and 17%, respectively, over the prior year principally due to the increased number of theater systems in the network.

     Film revenues increased from $28.4 million in 1996 to $39.7 million in 1997. Film distribution revenues increased from $13.4 million in 1996 to $22.0 million in 1997, an increase of 64%. Film distribution revenues increased in 1997 over 1996 due to strong results of films which were released in the latter half of 1996 and in 1997 and also due to the growth in the IMAX theater network. Film post-production activities generated revenues of $11.3 million in 1997 versus $6.6 million in 1996, an increase of 70%. The growth in revenues was due to an increase in the number of post-production projects, an increase in the number of prints released and extensions of related products and services.

     Other revenues of $21.2 million in 1997 represented an increase of 37% over 1996. The growth in other revenues was primarily due to the delivery of 15 IMAX Ridefilm systems in 1997 versus seven in 1996. Theater operations revenue also increased 17% in 1997 over 1996 due to the opening of a new theater in which the Company has an equity interest at the end of 1996.

Gross Margin

     Gross margin in 1997 was $84.7 million versus $71.6 million in 1996. Gross margin improved in 1997 over 1996 principally due to the higher average value of systems deliveries, increased royalty revenue and an increase in film revenues in 1997. The average value of systems deliveries increased in 1997 due to a higher number of IMAX 3D and international theater systems delivered compared to 1996. In 1997, gross margin as a percentage of sales was 53.4% versus 55.1% in 1996. The decline in gross margin as a percentage of total revenues in 1997 from 1996 was due to the higher proportion of film and other revenues which are generally lower margin revenue sources than system sources.

Other

     Selling, general and administrative expenses were $32.1 million in 1997 versus $29.5 million in 1996. The increase in selling, general and administrative costs in 1997 over 1996 resulted primarily from an increase in performance based compensation expenses, marketing, branding and affiliate relations initiatives and litigation costs, offset by declines in costs associated with the Company's Ridefilm division.

     Research and development expenses were $2.1 million in 1997 versus $2.5 million in 1996. The Company's technical staff were engaged, earlier in 1997, in the design and production of the new IMAX 3D SR system and not in the typical research and development activities. Research and development activities returned to historical levels in the latter half of 1997.

     Interest expense included a full year's debt service in 1997 related to the 5 3/4% of Convertible Subordinated Notes which were issued in April 1996 resulting in a $1.6 million increase in interest expense in 1997 compared to the prior year.

     The Company experienced a foreign exchange loss of $0.6 million in 1997 compared to a loss of $0.3 million in 1996. The foreign exchange loss in 1997 and 1996 resulted primarily from fluctuations in exchange rates on Canadian dollar, Japanese yen and French franc denominated cash balances and net investment in leases.

Quarterly Results

     The following table sets forth unaudited data regarding operations for each quarter of 1997 and 1998. The quarterly information has been prepared on the same basis as the annual consolidated financial statements and, in management's opinion, contains all normal recurring adjustments necessary to fairly state the information set forth herein. The operating results for any quarter are not necessarily indicative of results for any future period.



                                                     1997                                             1998
                               -----------------------------------------------  ----------------------------------------------------
                                 1st       2nd       3rd       4th                 1st       2nd       3rd       4th
                               Quarter   Quarter   Quarter   Quarter    Year     Quarter   Quarter   Quarter   Quarter     Year
                                                         (in thousands of dollars except per share data)
Operating Data:
Revenue
    Systems............        $ 17,918  $20,061   $ 22,477  $37,083   $97,539     $26,364  $30,890   $35,793   $47,827    $140,874
    Films..............          12,299   10,648     10,521    6,215    39,683       7,062    6,761     5,163    11,838      30,824
    Other..............           2,325    4,731      2,893   11,310    21,259       2,873    5,526     3,293     6,965      18,657
                               --------  -------     ------  -------   -------      ------   ------    ------  --------     -------
    Total..............          32,542   35,440     35,891   54,608   158,481      36,299   43,177    44,249    66,630     190,355
Gross margin...........          17,877   17,714     20,333   28,729    84,653      21,044   24,699    26,453     6,375      78,571
Earnings (loss) from              9,377    9,441     12,201   16,689    47,708       9,985   14,566    16,702  (16,915)      24,338
operations
Earnings (loss) before
extraordinary item:               3,698    4,148      5,485    7,334    20,665       4,199    6,161     7,120  (13,585)       3,895
Net earnings (loss) ...           3,698    4,148      5,485    7,334    20,665       4,199    6,161     7,120  (15,680)       1,800
Per share data (1):
Earnings (loss) before
extraordinary item
    Basic..............        $   0.13  $  0.14   $  0.19   $  0.25   $   0.71 $   0.14   $  0.21   $  0.24   $ (0.49)  $    0.10
    Diluted............        $   0.12  $  0.14   $  0.18   $  0.24   $   0.68 $   0.14   $  0.20   $  0.23   $ (0.49)  $    0.09
Net earnings (loss)
    Basic..............        $   0.13  $  0.14   $  0.19   $  0.25   $   0.71 $   0.14   $  0.21   $  0.24   $ (0.56)  $    0.03
    Diluted............        $   0.12  $  0.14   $  0.18   $  0.24   $   0.68 $   0.14   $  0.20   $  0.23   $ (0.56)  $    0.03

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

     In 1998, revenues fluctuated by quarter largely due to the delivery of systems. In the fourth quarter of 1998, the Company recorded $66.6 million of revenues (35% of full year revenue) due to the delivery of 16 IMAX theater systems and increases in film post-production revenues. The fluctuations in gross margin in the first three quarters of 1998 was due to the variation in the revenue mix between systems, film and other. The decline in the gross margin in the fourth quarter was due to the costs associated with the rationalization of the Company's motion simulation and attractions unit and the write-down of film assets. Earnings from operations varied by quarter due to the fluctuation in gross margin, the write-down of the Company's equity interest in the Race For Atlantis attraction and were impacted by other expenses, which were proportionately higher in the last quarter due to the rationalization of the Company's motion simulation and attractions unit and performance-based compensation expenses.

     Net earnings were also adversely impacted in the fourth quarter of 1998 by the additional interest expense on the $200 million Senior Notes due 2005 issued on December 4, 1998 and by the extraordinary loss on the early extinguishment of debt.

     In 1997, revenues fluctuated by quarter largely due to the delivery of systems and films. In the fourth quarter of 1997, the Company recorded $54.6 million of revenue (34% of full-year revenue) due to the delivery of 10 IMAX theater systems and 10 IMAX Ridefilm systems. Gross margin fluctuated significantly by quarter due to both the fluctuation in revenue and also the different revenue mix between systems, film and other. Earnings from operations varied by quarter due to the fluctuation in gross margin and were impacted by other expenses, which were proportionately higher in the last quarter due to performance-based compensation expenses, litigation costs and marketing and affiliation relations initiatives.

     The Company expects quarterly results to continue to fluctuate in the future.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, the Company's principal source of liquidity included cash and cash equivalents of $143.6 million, marketable securities of $59.4 million, trade accounts receivable of $45.2 million, net investment in leases due within one year of $9.3 million and the amounts receivable under contracts in backlog which are not yet reflected on the balance sheet.

     In addition, the Company is party to an agreement with The Toronto-Dominion Bank with respect to a working capital facility. The Bank has made available to the Company a revolving loan in an aggregate amount up to Canadian $10 million or its U.S. dollar equivalent. Loans made under the working capital facility bear interest at the prime rate of interest per annum for Canadian dollar denominated loans and, for U.S. dollar denominated loans, at the U.S. base rate of interest established by the Bank. These loans are repayable upon demand. At December 31, 1998, $3.1 million was available for use under this facility.

     In December, 1998, the Company issued $200 million of Senior Notes due December 1, 2005, part of the proceeds of which were used to redeem the $65 million of 10% Senior Notes due 2001. The Senior Notes due 2005 bear interest at 7.875% per annum and are subject to redemption by the Company, in whole or in part, at any time on or after December 1, 2002, at redemption prices expressed as percentages of the principal amount for each 12-month period commencing December 1 of the years indicated: 2002 - 103.938%, 2003 - 101.969%, 2004 and thereafter - 100.000% together with interest accrued thereon to the redemption date. Until December 1, 2001, up to 35% of the aggregate principal amount of the Notes may be redeemed by the Company using the net proceeds of a public offering of common shares of the Company or certain other equity placements, at a redemption price of 107.875%, together with accrued interest thereon. The Company may also redeem the notes, in whole or in part, at any time prior to December 1, 2002, at a redemption price equal to 100% of the principal amount plus a "make-whole premium" calculated in reference to the redemption price on the first date that the notes may be redeemed by the Company plus accrued interest to but excluding the redemption date. If certain changes result in the imposition of withholding taxes under Canadian law, the Senior Notes are subject to redemption at the option of the Company, in whole but not in part, at a redemption price of 100% of the principal amount thereof plus accrued interest to the date of redemption. In the event of a change in control, holders of the notes may require the Company to repurchase all or part of the notes at a price equal to 101% of the principal amount thereof plus accrued interest to the date of repurchase.

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

     Cash provided by operating activities amounted to $23.9 million for the year ended December 31, 1998 after the payment of $14.6 million of interest, $4.1 million of income taxes and working capital requirements. Working capital requirements include an increase of $12.8 million in accounts receivable, primarily related to an increase in upfront fees billed in connection with increased signings and the growth in the number of systems in backlog, and an increase of $30.4 million in net investment in leases due to the theater systems delivered under sales-type leases in 1998. Cash used in investing activities in 1998 amounted to $72.1 million. Of this amount, $21.2 million was invested in film assets, principally T-REX: Back to the Cretaceous and Galapagos, $14.0 million was invested in capital assets, principally space and 3D cameras and owned and operated theaters, $4.0 million was invested in other assets, principally joint ventured and owned and operated theaters and $32.9 million was invested in marketable securities. Cash provided by financing activities include proceeds of $200 million from the issuance of Senior Notes, part of the proceeds of which were used to repay the $65 million 10% Senior Notes, the $2.8 million redemption premium thereon, the debt financing costs of $4.9 million and the redemption of Class C preferred shares amounting to $2.2 million. Cash provided by financing activities also included $2.6 million from the issuance of common shares pursuant to the Company's stock option plan.

     Cash provided by operating activities amounted to $11.6 million for the year ended December 31, 1997 after the payment of $11.4 million of interest, $5.1 million of income taxes and working capital requirements. Working capital requirements include an increase of $15.1 million in accounts receivable, primarily related to an increase in upfront fees billed in connection with increased signings and the growth in the number of systems in backlog, and an increase of $18.7 million in net investment in leases due to the theater systems delivered under sales-type leases in 1997. Cash used in investing activities in 1997 amounted to $53.5 million. Of this amount, $28.1 million was invested in film assets, principally The IMAX Nutcracker, T-REX: Back to the Cretaceous, The Hidden Dimension and the IMAX Ridefilm film library, $12.7 million was invested in capital assets, $8.3 million was invested in marketable securities and $4.5 million was invested in other assets, principally investments in a joint ventured theater, IMAX Attractions and IMAX Ridefilm operations. Cash provided by financing activities included proceeds of $5.8 million from the issuance of common shares pursuant to the Company's stock option plan and repayment of the Company's long-term debt totaling $2.3 million.

     The Company believes that cash flow from operations together with existing cash balances and the working capital facility will be sufficient to meet cash requirements of its existing level of operations for the foreseeable future.


IMPACT OF THE YEAR 2000

     The Year 2000 issue involves computer programs and embedded chips, which use two digit date fields, failing or creating errors as a result of the change in the century. The Company has assessed and continues to assess the impact of the Year 2000 issue on its operations including information technology systems, non-information technology systems and the readiness of facility and utility suppliers. The Company's information technology systems include the cost accounting and financial software systems. The Company completed an upgrade of these systems in the first quarter of 1999 to versions that are Year 2000 ready.

     The Company's non-information technology systems include the projection and sound systems. The Company has completed the evaluation of its projection system in the first quarter of 1999 at minimal cost and concluded that the performance of the projection system would not be negatively impacted by the change in the century. Sonics has been evaluating each of the subsystems of the sound system used in connection with the projection system. Sonics has concluded that the current standard sound systems hardware would not be negatively impacted by the change in the century. The software incorporates proprietary software elements in addition to "off-the-shelf" utility software. Sonics has evaluated the proprietary software elements and have concluded that they too would not be negatively impacted by the change in the century. Sonics has verified that the manufacturer of each purchased software element has tested and certified their product as Year 2000 ready. Sonics must still complete the testing of a few automation subsystems. These automation subsystems, however, are not part of every sound system. Sonics' service department will conduct a Year 2000 readiness test on each of the automation subsystems in use at IMAX theatres during routine service visits. Sonics expects to complete such testing at minimal cost by the end of the second quarter of 1999. If there is a failure in a subsystem of a sound system to be Year 2000 ready, this failure would impact on the ability of a theatre to present pre-show material but would not affect the theatre's ability to present a 15/70-format film.

     The Company is evaluating the facilities and utility systems to determine their Year 2000 readiness. The Company plans to complete this evaluation by the second quarter of 1999.

     The impact of the Year 2000 issue on the Company will also be affected by the Year 2000 readiness of its customers; suppliers of raw materials, components and software; and providers of facilities, equipment and services. The Company has identified critical suppliers and service providers, and sent them questionnaires to determine their Year 2000 readiness. The responses to the questionnaires are currently being reviewed by the Company. By the end of the second quarter of 1999, the Company will decide the alternatives or contingency plans required to address the potential failure of a third party to be Year 2000 ready.

     While the Company's Year 2000 efforts are expected to reduce the Company's level of uncertainty about the Year 2000 issue, failure by a third party to be Year 2000 ready may have a material adverse effect on the Company's business, results of operations and financial condition, and there is no assurance that a material adverse effect may be avoided.

Item7a. Quantitative and Qualitative Disclosures about Market Risk

     The Company is exposed to market risk from changes in foreign currency rates. The Company does not use financial instruments for trading or other speculative purposes.

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

     Contract amounts, average contractual exchange rates, and fair values are disclosed in Note 19 to the Audited Financial Statements contained in Item 8.

Item 8. Financial Statements and Supplementary Data

     The following consolidated financial statements are filed as part of this Report.


                                                                                                               Page
                                                                                                               -----
Auditors' Report to Shareholders.............................................................................    31
Consolidated Balance Sheets as at December 31, 1998 and 1997.................................................    32
Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996...................    33
Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996...................    34
Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996.........    35
Notes to Consolidated Financial Statements...................................................................    36

                        AUDITORS' REPORT TO SHAREHOLDERS

       We have audited the consolidated balance sheets of Imax Corporation as at December 31, 1998 and 1997 and the consolidated statements of operations, shareholders' equity and cash flow for each year in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

       In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1998 and 1997 and the results of its operations and cash flows for each year in the three-year period ended December 31, 1998 in accordance with United States generally accepted accounting principles.


                                       /s/ PricewaterhouseCoopers LLP
                                       Chartered Accountants
                                       Toronto, Ontario
                                       February 9, 1999

                                IMAX CORPORATION

                           CONSOLIDATED BALANCE SHEETS
    In accordance with United States Generally Accepted Accounting Principles
                         (In thousands of U.S. dollars)



                                                                            As at December 31,
                                                                           1998             1997
                                                                     --------------    ------------
Assets
Current assets
  Cash and cash equivalents                                           $     143,566   $      64,069
  Short-term marketable securities                                           39,305          10,184
  Accounts receivable (note 3)                                               45,217          32,401
  Current portion of net investment in leases (note 4)                        9,303           6,007
  Inventories and systems under construction (notes 3 and 5)                 18,747          21,922
  Prepaid expenses                                                            3,766           2,474
                                                                      -------------   -------------
   Total current assets                                                     259,904         137,057
Long-term marketable securities                                              20,070          16,277
Net investment in leases (note 4)                                            79,124          51,825
Film assets (notes 3 and 6)                                                  34,885          42,036
Capital assets (note 7)                                                      46,563          41,360
Goodwill (notes 3 and 8)                                                     38,129          43,915
Other assets (note  9)                                                       11,416          11,889
                                                                      -------------   -------------
   Total assets                                                       $     490,091   $     344,359
                                                                      =============   =============

Liabilities
Current liabilities
  Accounts payable                                                    $       9,882   $       7,129
  Accrued liabilities                                                        30,153          24,220
  Current portion of deferred revenue                                        22,062          29,067
  Income taxes payable                                                          435             318
                                                                      -------------   -------------
   Total current liabilities                                                 62,532          60,734
Deferred revenue                                                             15,005          13,618
Senior notes due 2005 (note 10)                                             200,000               -
Senior notes due 2001 (note 11)                                                   -          65,000
Convertible subordinated notes (note 12)                                    100,000         100,000
Deferred income taxes (note 16)                                              23,263          19,596
                                                                      -------------   -------------
   Total liabilities                                                        400,800         258,948
                                                                      -------------   -------------

Minority interest                                                             4,845           2,950
                                                                      -------------   -------------

Redeemable preferred shares (note 13)                                             -           1,344
                                                                      -------------   -------------

Commitments and contingencies (notes 14 and 19)

Shareholders' equity
Capital stock (note 13)                                                      55,236          52,604
Retained earnings                                                            29,436          28,642
Other comprehensive income                                                     (226)           (129)
                                                                      --------------  --------------

   Total shareholders' equity                                                84,446          81,117
                                                                      -------------   -------------

   Total liabilities and shareholders' equity                         $     490,091   $     344,359
                                                                      =============   =============


      (the accompanying notes are an integral part of these consolidated financial statements)

                                IMAX CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
    In accordance with United States Generally Accepted Accounting Principles
              (In thousands of U.S. dollars, except per share data)


                                                                                    Years ended December 31,
                                                                           1998             1997             1996
                                                                     --------------  ---------------  --------------
Revenue
Systems                                                              $      140,874  $        97,539  $       85,972
Films                                                                        30,824           39,683          28,367
Other                                                                        18,657           21,259          15,499
                                                                     --------------  ---------------  --------------
                                                                            190,355          158,481         129,838
Costs and expenses (notes 3 and 6)                                          111,784           73,806          58,257
                                                                     --------------  ---------------  --------------

Gross margin                                                                 78,571           84,675          71,581

Loss from equity accounted investees (notes 3 and 9)                         (6,763)             (22)              -

Selling, general and administrative expenses (note 3)                        38,777           32,115          29,495
Research and development                                                      2,745            2,129           2,493
Amortization of intangibles (note 3)                                          5,948            2,701           2,708
                                                                     --------------  ---------------  --------------

Earnings from operations                                                     24,338           47,708          36,885
Interest income                                                               5,320            5,604           5,797
Interest expense                                                            (14,646)         (13,402)        (11,765)
Foreign exchange gain (loss)                                                    588             (623)           (337)
                                                                     --------------  ---------------- ---------------

Earnings before income taxes and minority interest                           15,600           39,287          30,580
Provision for income taxes (notes 3 and 16)                                  (9,810)         (17,265)        (13,579)
                                                                     --------------- ---------------- ---------------

Earnings before minority interest                                             5,790           22,022          17,001
Minority interest                                                            (1,895)          (1,357)         (1,593)
                                                                     --------------- ---------------- ---------------

Earnings before extraordinary item                                   $        3,895  $        20,665  $       15,408
Extraordinary loss on early retirement of debt,
  net of income tax benefit of $ 1,588 (note 11)                             (2,095)               -               -
                                                                     ---------------  --------------  --------------

Net earnings                                                         $        1,800  $        20,665  $       15,408
                                                                      =============   ==============   =============
Earnings per share (note 13)
Earnings before extraordinary item
   Basic                                                             $         0.10  $         0.71   $         0.54
   Diluted                                                           $         0.09  $         0.68   $         0.50
Net earnings
   Basic                                                             $         0.03  $         0.71   $         0.54
   Diluted                                                           $         0.03  $         0.68   $         0.50


      (the accompanying notes are an integral part of these consolidated financial statements)

                                IMAX CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOW
    In accordance with United States Generally Accepted Accounting Principles
                         (In thousands of U.S. dollars)

                                                                                  Years ended December 31,
                                                                             1998              1997            1996
                                                                  ---------------   ---------------  --------------
Cash provided by (used in):
Operating Activities
Net earnings                                                      $         1,800   $        20,665  $       15,408
Items not involving cash:
   Depreciation and amortization (note 17)                                 22,677            15,075          12,685
   Loss from equity accounted investees                                     6,763                22               -
   Deferred income taxes                                                    3,975            14,015           8,961
   Unrecoverable film costs (note 6)                                       22,738                 -               -
   Extraordinary loss on early extinguishment of debt                       3,683                 -               -
   Minority interest                                                        1,895             1,357           1,593
   Amortization of discount on senior notes                                     -               311           1,863
   Other                                                                     (259)              237             145
Changes in deferred revenue on film production                              8,046            (5,840)          3,331
Changes in other operating assets and liabilities (note 17)               (47,371)          (34,254)        (17,211)
                                                                  ----------------  ---------------- ---------------
Net cash provided by operating activities                                  23,947            11,588          26,775
                                                                  ---------------   ---------------  --------------

Investing Activities
Increase in marketable securities                                         (32,920)           (8,250)        (18,164)
Increase in film assets                                                   (21,192)          (28,056)        (14,822)
Purchase of capital assets                                                (14,021)          (12,654)        (11,905)
Increase in other assets                                                   (3,982)           (4,502)         (3,638)
                                                                  ----------------  ---------------- ---------------
Net cash used in investing activities                                     (72,115)          (53,462)        (48,529)
                                                                  ----------------  ---------------- ---------------

Financing Activities
Repurchase of 10% senior notes due 2001                                   (67,789)                -          (4,919)
Issue of 7.875% senior notes due 2005                                     200,000                 -
Issue of convertible subordinated notes                                         -                 -         100,000
Deferred charges on debt financing                                         (4,852)                -          (3,301)
Class C preferred shares dividends paid                                      (386)                -               -
Redemption of Class C preferred shares                                     (2,178)                -               -
Common shares issued                                                        2,632             5,758           2,038
Repayment of long-term debt                                                     -            (2,326)           (729)
Common shares and warrants repurchased                                          -                 -         (19,508)
                                                                  ---------------   ---------------  ---------------
Net cash provided by financing activities                                 127,427             3,432          73,581
                                                                  ---------------   ---------------  --------------

Effect of exchange rate changes on cash                                       238               (78)             15
                                                                  ---------------   ---------------- --------------

Increase (decrease) in cash and cash equivalents
during the year
                                                                           79,497           (38,520)         51,842
Cash and cash equivalents, beginning of year                               64,069           102,589          50,747
                                                                  ---------------   ---------------  --------------

Cash and cash equivalents, end of year                            $       143,566   $        64,069  $      102,589
                                                                  ===============   ===============  ==============


      (the accompanying notes are an integral part of these consolidated financial statements)

                                IMAX CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
    In accordance with United States Generally Accepted Accounting Principles
                         (In thousands of U.S. dollars)


                                               Number of
                                             Common Shares
                                              Issued and                         Retained           Other             Total
                                              Outstanding        Capital         Earnings       Comprehensive     Shareholders'
                                                                  Stock          (Deficit)          Income           Equity
                                            -------------         -----          --------           ------           ------
Balance at December 31, 1995                28,153,258       $   64,046       $  (6,792)       $      232        $   57,486

Issuance of common stock                       391,960            2,038               -                 -             2,038
Common shares and warrants repurchased        (660,000)         (19,508)              -                 -           (19,508)
Accrual of stock compensation benefit                -              234               -                 -               234
Accrual of preferred dividends                       -                -            (169)                -              (169)
Accretion of discount on preferred shares            -                -            (140)                -              (140)
Net earnings                                         -                -          15,408                 -            15,408
Foreign currency translation adjustments             -                -               -              (508)             (508)
                                            ----------       ----------       ---------        -----------       -----------

Balance at December 31, 1996                27,885,218           46,810           8,307              (276)           54,841

Issuance of common stock                     1,230,200            5,758               -                 -             5,758
Accrual of stock compensation benefit                -               36               -                 -                36
Accrual of preferred dividends                       -                -            (170)                -              (170)
Accretion of discount of preferred shares            -                -            (160)                -              (160)
Net earnings                                         -                -          20,665                 -            20,665
Foreign currency translation adjustments             -                -               -               147               147
                                            ----------       ----------       ---------        ----------        ----------

Balance at December 31, 1997                29,115,418           52,604          28,642              (129)           81,117

Issuance of common stock                       362,966            2,632               -                 -             2,632
Accrual of preferred dividends                       -                -            (171)                -              (171)
Accretion of discount on preferred shares            -                -            (183)                -              (183)
Premium paid on early redemption of Class
C Preferred shares                                   -                -            (652)                -              (652)
Net earnings                                         -                -           1,800                               1,800
Foreign currency translation adjustments             -                -               -               (97)              (97)

Balance at December 31, 1998                29,478,384       $   55,236       $  29,436        $     (226)       $   84,446
                                            ==========       ==========       =========        ===========       ==========

      (the accompanying notes are an integral part of these consolidated financial statements)

                                IMAX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    In accordance with United States Generally Accepted Accounting Principles
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)

              For the years ended December 31, 1998, 1997 and 1996.


1.    Description of the Business

      Imax Corporation provides a wide range of products and services to the network of IMAX(R) theaters. The principal activities of the Company are:

      o the design, manufacture and marketing of proprietary projection and sound systems for IMAX theaters;

      o the development, production, post-production and distribution of films shown in the IMAX theater network; and

      o the provision of other services to the IMAX theater network including designing and manufacturing IMAX camera equipment for rental to filmmakers and providing ongoing maintenance services for the IMAX projection and sound systems.

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

      Investments in joint ventures are accounted for by the equity method of accounting under which consolidated net earnings include the Company's share of earnings or losses of the investees. The carrying values of the investments are adjusted for the Company's share of undistributed income or losses since acquisition and dividends received are recorded as a reduction in the investments. Write-downs are only made for declines in value which are other than temporary.

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

              For the years ended December 31, 1998, 1997 and 1996.




2.       Summary of Significant Accounting Policies - (continued)

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

(e)      Capital assets

         Capital assets are stated at cost and are depreciated on a straight-line basis over their estimated useful lives as follows:

         Projection equipment                  -- 10 to 15 years
         Motion simulation equipment           -- 5 years
         years Camera equipment                -- 5 to 10 years
         Buildings                             -- 20 to 25
         Office and production equipment       -- 3 to 5 years
         Leasehold improvements                -- Over the term of the underlying leases


(f)  Goodwill

     Goodwill represents the excess purchase price of acquired businesses over the fair value of net assets acquired. Goodwill is amortized on a straight-line basis over its estimated life ranging from 10 years to 25 years. The carrying value of goodwill is periodically reviewed by the Company and impairments are recognized in earnings when the undiscounted expected future operating cash flows derived from the acquired businesses are less than the carrying value.

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

              For the years ended December 31, 1998, 1997 and 1996.

Summary of Significant Accounting Policies - (continued)

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

              For the years ended December 31, 1998, 1997 and 1996.


2.   Summary of Significant Accounting Policies - (continued)

(l)  Stock-based compensation

     Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation, became effective for the Company for the year ended December 31, 1996. This statement allows enterprises to continue to measure compensation cost for employee stock option plans using the methodology currently prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company elected to remain with the accounting in Opinion No. 25 and has made pro forma disclosures of net earnings and earnings per share in Note 13 as if the methodology prescribed by Statement No. 123 had been adopted.

3.   Rationalization of Motion Simulation and Attractions Business

     Included in earnings for the year ended December 31, 1998 is a pre-tax charge of $13,569,000 related to the Company's investment in its motion simulation and attractions business. The Company's decision to rationalize its activities in this business was based upon declining sales of its motion simulation products and continued operating losses within the business unit. The Company does not intend to manufacture or sell additional Ridefilm motion base products (with the exception of delivering in 1999 the three motion bases currently in backlog) and does not intend to produce new motion simulation films.

     As a result, management determined that there has been a permanent impairment of the Ridefilm assets amounting to $13,293,000 based on the estimated present value of future cash flows of the operations. As a result of the re-valuation and write down of Ridefilm assets, the Consolidated Statement of Operations for the Company reflect the following costs and expenses for the year ended December 31, 1998: a) amortization of intangibles includes $3,266,000 related to the write-off of the remaining unamortized goodwill; b) costs and expenses include $1,427,000 related to the write-down of three participating joint venture operations, $3,665,000 related to a write-down of film assets, $768,000 related to the write-down of inventory (leaving the historical cost of assets contracted to be delivered in 1999) and $1,067,000 related to the write-off of obsolete fixed assets; c) selling, general and administrative expense includes $1,682,000 related to a provision for doubtful accounts as the future collectibility of amounts is expected to be impaired by the decision to rationalize the business; d) loss from equity accounted investees includes $543,000 representing the write-down of the assets to fair market value of the Company's 50% equity share of a joint venture and e) income tax expense includes a write-down of deferred state tax assets amounting to $875,000 relating to losses considered unlikely to be utilized. In addition to the impairment of assets, costs and expenses includes a provision for costs totaling $950,000 that will provide no future economic benefit and included in selling, general and administrative expense for the year ended December 31, 1998 is a provision for severance of $201,000 for seven management, sales and administrative staff.

                                IMAX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    In accordance with United States Generally Accepted Accounting Principles
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)

              For the years ended December 31, 1998, 1997 and 1996.



4.   Net Investment in Leases and Lease Payments Receivable

     The Company enters into sales-type leases which have initial advance payments and annual rental payments with contracted minimums which are generally indexed with inflation. The Company's net investment in sales-type leases comprises:

                                                                                    1998             1997
                                                                            ------------     ------------
     Total minimum lease payments receivable                                $    159,422     $    109,036
     Residual value of equipment                                                   5,004            3,157
     Unearned finance income                                                     (62,792)         (51,014)
                                                                            -------------    -------------
     Present value of minimum lease payments receivable                          101,634           61,179
     Valuation allowance                                                         (13,207)          (3,347)
                                                                            -------------    -------------
                                                                                  88,427           57,832
     Less current portion                                                          9,303            6,007
                                                                            ------------     ------------
                                                                            $     79,124     $     51,825
                                                                            ============     ============

     Income recognized on systems from annual rental payments comprised the following:

                                                                         1998           1997         1996
                                                                 ------------   ------------    ---------
      Minimum rental payments on operating leases                $        910   $      1,073    $    1,178
      Contingent rentals (1)                                            4,100          4,971         3,892
      Finance income                                                    5,144          4,241         2,878
                                                                 ------------   ------------    ----------
Total                                                            $     10,154   $     10,285    $    7,948
                                                                 ============   ============    ==========


     (1) 1997 contingent rentals include $832,000 of arrears billings.

     The estimated amount of minimum rental payments receivable from all signed leases, excluding those in sales backlog at December 31, 1998, for each of the next five years is as follows:

                1999               $  11,565
                2000               $  12,573
                2001               $  12,697
                2002               $  12,715
                2003               $  12,589

5.   Inventories and Systems Under Construction

                                                            1998               1997
                                                 ---------------    ---------------
     Raw materials                               $         7,555    $         6,943
     Work-in-process                                      10,686             14,508
     Finished goods                                          506                471
                                                 ---------------    ---------------
                                                 $        18,747    $        21,922
                                                 ===============    ===============
6.   Film Assets
                                                            1998               1997
                                                 ---------------    ---------------
     Completed films, net of amortization        $        25,687    $        30,396
     Films in production                                   9,198             11,313
     Acquired film rights, net of amortization                 -                327
                                                 ---------------    ---------------
                                                 $        34,885    $        42,036
                                                 ===============    ===============

                                IMAX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    In accordance with United States Generally Accepted Accounting Principles
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)

              For the years ended December 31, 1998, 1997 and 1996.



6.   Film Assets - (continued)

     Included in costs and expenses for the year ended December 31, 1998 is a charge of $22.7 million to reflect a write-down for unrecoverable film costs. The write-down of film assets is attributed principally to the write-down of the Ridefilm film library of $3,665,000 and the 15/70-format films Mission to Mir, The Hidden Dimension and The IMAX Nutcracker.

7.   Capital Assets

                                                                                   1998
                                                      -------------------------------------------------------------
                                                                                  Accumulated
                                                                   Cost          depreciation        Net book value
                                                     -----------------     -----------------     ------------------
     Equipment held for lease
         Projection equipment                         $          11,131      $          6,324     $           4,807
         Motion simulation equipment                              3,403                 3,263                   140
         Camera equipment                                        12,373                 2,870                 9,503
                                                      -----------------     -----------------     -----------------
                                                                 26,907                12,457                14,450
                                                      -----------------     -----------------     -----------------
     Assets under construction                                    6,605                     -                 6,605
                                                      -----------------     -----------------     -----------------

     Other capital assets
         Land                                                     2,431                     -                 2,431
         Buildings                                               17,227                 2,368                14,859
         Office and production equipment                         18,389                10,255                 8,134
         Leasehold improvements                                     376                   292                    84
                                                      -----------------     -----------------     -----------------
                                                                 38,423                12,915                25,508
                                                      -----------------     -----------------     -----------------
                                                      $          71,935     $          25,372     $          46,563
                                                      =================     =================     =================

                                                                                   1997
                                                      ----------------------------------------------------------------
                                                                                  Accumulated
                                                                   Cost          depreciation        Net book value
     Equipment held for lease
         Projection equipment                         $           9,964      $          4,052     $           5,912
         Motion simulation equipment                              3,403                 1,090                 2,313
         Camera equipment                                         9,466                 2,440                 7,026
                                                      -----------------     -----------------     -----------------
                                                                 22,833                 7,582                15,251
                                                      -----------------     -----------------     -----------------
     Assets under construction                                    3,634                     -                 3,634
                                                      -----------------     -----------------     -----------------
     Other capital assets
         Land                                                     2,431                     -                 2,431
         Buildings                                               14,557                 1,793                12,764
         Office and production equipment                         14,297                 7,150                 7,147
         Leasehold improvements                                     398                   265                   133
                                                      -----------------     -----------------     -----------------
                                                                 31,683                 9,208                22,475
                                                      -----------------     -----------------     -----------------
                                                      $          58,150      $         16,790     $          41,360
                                                      =================      ================     =================

                                IMAX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    In accordance with United States Generally Accepted Accounting Principles
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)

              For the years ended December 31, 1998, 1997 and 1996.

8.   Goodwill

     The accumulated amortization of goodwill excluding goodwill relating to Ridefilm was $9,176,000 and $7,285,000 at December 31, 1998 and 1997,
     respectively. The accumulated amortization of goodwill relating to Ridefilm was $6,321,000 in 1998 and $2,423,000 in 1997. Unamortized goodwill related to Ridefilm was fully written off in 1998 (see note 3).

9.   Other Assets

                                                                                                1998             1997
                                                                                     ---------------  ---------------
     Investments in joint ventures accounted for under the equity method             $         2,454  $         6,915
     Deferred charges on debt financing                                                        6,794            3,771
     Other assets                                                                              2,168            1,203
                                                                                     ---------------  ---------------
                                                                                     $        11,416  $        11,889
                                                                                     ===============  ===============

     Included in loss from equity accounted investees for the year ended December 31, 1998 is a loss of $1,937,000 representing the Company's share of the loss of Forum Ride Associates, a 50% joint venture with Starwood Hotels & Resorts Worldwide, Inc., operating an IMAX 3D Simulator Ride at the Forum Shops at Caesars Palace in Las Vegas, Nevada. The Company also took a charge of $4,208,000 to write-off its remaining investment in the joint venture after considering current period operating losses combined with a projection that demonstrated continuing losses exist.

     Investments in joint ventures accounted for under the equity method as at December 31, 1998 also reflects the charge to write-down a Ridefilm joint venture (See note 3).

10.  Senior Notes due 2005

     In December, 1998, the Company issued $200 million of Senior Notes due December 1, 2005 bearing interest at 7.875% per annum with interest payable in arrears on June 1 and December 1 of each year, commencing June 1, 1999. The 7.875% Senior Notes are the senior unsecured obligation of the Company, ranking pari passu in right of payment to all existing and future senior unsecured and unsubordinated indebtedness of the Company and senior in right of payment to any subordinated indebtedness of the Company.

     The 7.875% Senior Notes Indenture contains covenants that, among other things, limit the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends or make other distributions, make certain investments, create certain liens, engage in certain transactions with affiliates, engage in sale and leaseback transactions, engage in mergers, consolidations or the transfer of all or substantially all of the assets of the Company.

                                IMAX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    In accordance with United States Generally Accepted Accounting Principles
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)

              For the years ended December 31, 1998, 1997 and 1996.

10.  Senior Notes due 2005

     The 7.875% Senior Notes are subject to redemption by the Company, in whole or in part, at any time on or after December 1, 2002, at redemption prices expressed as percentages of the principal amount for each 12-month period commencing December 1 of the years indicated; 2002 - 103.938%, 2003 - 101.969%, 2004 and thereafter - 100.000% together with interest accrued thereon to the redemption date. Until December 1, 2001, up to 35% of the aggregate principal amount of the Notes may be redeemed by the Company using the net proceeds of a public offering of common shares of the Company or certain other equity placements, at a redemption price of 107.875%, together with accrued interest thereon. The Company may also redeem the notes, in whole or in part, at any time prior to December 1, 2002, at a redemption price equal to 100% of the principal amount plus a "make-whole premium" calculated in reference to the redemption price on the first date that the notes may be redeemed by the Company plus accrued interest to, but excluding, the redemption date. If certain changes result in the imposition of withholding taxes under Canadian law, the 7.875% Senior Notes are subject to redemption at the option of the Company, in whole but not in part, at a redemption price of 100% of the principal amount thereof plus accrued interest to the date of redemption. In the event of a change in control, holders of the notes may require the Company to repurchase all or part of the notes at a price equal to 101% of the principal amount thereof plus accrued interest to the date of repurchase.

     Interest expense on the 7.875% Senior Notes amounted to $1,181,000 in 1998.

11.  Senior Notes due 2001

     In December, 1998, the Company provided all holders of the 10% Senior Notes due 2001 with a notice of redemption at a price in accordance with the terms of the 10% Senior Notes of 104.29% of the principal amount. As of December 31, 1998, all of the 10% Senior Notes due 2001 had been redeemed for a total of $67,789,000. The excess of the redemption price over the principal amount of the 10% Senior Notes of $2,789,000 and the write-off of the remaining unamortized deferred financing costs of $894,000 resulted in an extraordinary pre-tax loss of $3,683,000 in the year ended December 31, 1998.

     Interest expense on the 10% Senior Notes amounted to $6,681,000 in 1998 (1997 - $6,175,000; 1996 - $6,621,000).


12.  Convertible Subordinated Notes

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

     Interest expense related to the Convertible Subordinated Notes was $5,750,000 during the year ended December 31, 1998 (1997 - $5,750,000; 1996
     - $4,159,000).

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

              For the years ended December 31, 1998, 1997 and 1996.

13.  Capital Stock and Redeemable Preferred Shares

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

     The Class C shares are redeemable at the option of the Company at any time in whole, or from time to time in part, in each case for an amount equal to the Class C issue price plus all accrued and unpaid dividends to, but not including, the date of such redemption. The Class C shares were to be redeemed in whole on September 1, 2002. Notice of redemption for all outstanding Class C shares was delivered on December 29, 1998 and all outstanding shares were redeemed on January 21, 1999 (see note 13e).

     Except as otherwise required by law, the holders of Class C shares Series 1 are not entitled to vote at any meeting of the shareholders.

     Redeemable Class C preferred shares, Series 2

     The Class C Series 1 preferred shares may be converted at any time in whole upon a resolution of the directors of the Company into the same number of Class C Series 2 preferred shares. The Series 2 shares shall be identical to the Series 1 shares except that the holders of Series 2 shares will be entitled to such number of votes as the directors determine subject to a maximum of six percent of the votes attaching to all voting shares of the Company outstanding immediately following the conversion.

                                IMAX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    In accordance with United States Generally Accepted Accounting Principles
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)

              For the years ended December 31, 1998, 1997 and 1996.

13.  Capital Stock and Redeemable Preferred Shares - (continued)

(b)  Changes during the period

     Pursuant to shareholders' approval at the Annual and Special Meeting held on May 6, 1997, the Company's shares were split on a 2-for-1 basis in May 1997. Common share, stock option and earnings per share data for the comparative periods give retroactive effect to the stock split as if it had taken place at the beginning of the period.

     In 1998, the Company issued 361,300 common shares pursuant to the exercise of stock options for cash proceeds of $2,605,000 and 1,666 shares were issued under the terms of an employment contract with an ascribed value of $27,000.

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

(c)  Shares held for other than retirement

     As at December 31, 1998, and 1997, 213,000 (1996 - 660,000) issued common shares are held by a subsidiary of the Company for other than retirement. During 1997, 447,000 common shares held by a subsidiary of the Company were sold to a former employee of the Company in connection with the exercise of a stock option grant for cash proceeds of $105,000.

 (d) Stock options and warrants

     The Company has reserved a total of 4,618,788 common shares for future issuance as follows:

     (i) 381,744 common shares have been reserved for issuance pursuant to stock options granted in connection with the employment of Douglas Trumbull, former Vice Chairman of the Company, at an exercise price equivalent to Canadian $0.32 per share and expire on September 1, 2002. These options are fully vested.

     (ii)26,208 common shares have been reserved for issuance pursuant to stock options granted at an exercise price equivalent to Canadian $1.59 per share which vest over a five-year period and expire on April 8, 2004. At December 31, 1998, options in respect of 4,000 common shares were vested and exercisable.

                                IMAX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    In accordance with United States Generally Accepted Accounting Principles
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)

              For the years ended December 31, 1998, 1997 and 1996.

13.  Capital Stock and Redeemable Preferred Shares - (continued)

     (iii) 4,210,836 common shares have been reserved for issuance under the Employee Stock Option Plan, of which options in respect of 3,327,300 common shares are outstanding at December 31, 1998. The options granted under the Employee Stock Option Plan generally vest over a five-year period and expire 10 years from the date granted. As at December 31, 1998, options in respect of 1,140,766 common shares were vested and exercisable.

                                                          Number of shares            Average exercise price per share
                                                          ----------------            --------------------------------
                                                    1998         1997         1996         1998        1997          1996
                                              ----------- ------------- ----------  -----------  ----------   -----------
     Options outstanding, beginning  of year   2,005,600    2,126,800    2,009,800  $     14.55  $     8.99   $      6.86
     Granted                                   1,815,500      711,000      481,000        22.58       23.10         15.47
     Exercised                                  (335,900)    (749,200)    (350,800)        7.14        7.45          6.49
     Canceled or expired                        (157,900)     (83,000)     (13,200)       19.56        9.36          6.77
                                              ----------- ------------- ----------

     Options outstanding, end of year          3,327,300    2,005,600    2,126,800  $     19.38  $    14.55   $      8.99
                                              ==========  ===========  ===========

     The weighted average fair value of common share options granted in 1998 is $11,707,000 (1997 - $5,604,000, 1996 - $2,622,000). The fair value of common share options granted is estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0 %, a riskfree interest rate of 5 % (1997 and 1996 - 6%), expected life of the options ranging from two to five years and expected volatility of 40 %.

     The following table summarizes certain information in respect of options outstanding under the Employee Stock Option Plan as at December 31, 1998:


                                           Number of Shares
                              --------------------------------------------
        Range of exercise                                                    Average exercise        Average
        prices per share           Outstanding             Vested            price per share     remaining term
        ----------------           -----------             ------            ---------------     --------------
     $ 5.00 - $      9.99                494,300              253,900      $         6.83            6    years
     $10.00 - $     14.99                104,000               42,000               11.21            7    years
     $15.00 - $     19.99                526,400              302,000               16.35            7    years
     $20.00 - $     24.99              1,695,500              414,366               22.20            9    years
     $25.00 - $     28.99                507,100              128,500               27.02            83/4 years
                              ------------------    -----------------
      Total                            3,327,300            1,140,766      $        19.38            8    years
                              ==================    =================


 (e) Redeemable Preferred Shares

     In December, 1998 all holders of the outstanding Redeemable Class C Preferred Shares were notified by the Company that the shares were being redeemed. As at December 31, 1998 accrued liabilities include the amount owing on the redemption of the preferred shares of $3,300,000 Canadian. Cumulative dividends payable amounted to $423,000 as at December 31, 1998. In January 1999, all of the outstanding Redeemable Class C Preferred Shares were redeemed and cumulative dividends owing were paid.

     As at December 31, 1997, there were 33,333 Class C Series 1 redeemable preferred shares issued and outstanding. Cumulative dividends payable on the Class C Series 1 redeemable preferred shares amounted to $653,000 at December 31, 1997.

                                IMAX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    In accordance with United States Generally Accepted Accounting Principles
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)

              For the years ended December 31, 1998, 1997 and 1996.

13.  Capital Stock and Redeemable Preferred Shares - (continued)

 (f) Earnings per Share

                                                                          1998               1997               1996
                                                            ------------------  -----------------  -----------------
     Net earnings available to common shareholders:
     Earnings before extraordinary loss                     $            3,895  $          20,665  $          15,408
     less: accrual of preferred dividends                                 (171)              (170)              (169)
           accretion of discount of preferred shares                      (183)              (160)              (140)
           premium paid on early redemption of preferred
              shares                                                      (652)                 -                  -
                                                            ------------------- -----------------  -----------------
                                                                         2,889             20,335             15,099
     Extraordinary loss on the early redemption of debt,
     net of income tax benefit of $1,588                                (2,095)                 -                  -
                                                            ------------------- -----------------  -----------------
                                                            $              794  $          20,335  $          15,099
                                                            ==================  =================  =================

     Weighted average number of common shares:

     Issued and outstanding at beginning of year                    29,115,418         27,885,218         28,153,258
     Weighted average shares
             Issued in the year                                        165,175            659,065            172,546
             Repurchased in the year                                         -                  -           (476,686)
                                                            ------------------  -----------------  ------------------

     Weighted average used in computing basic
       earnings per share                                           29,280,593         28,544,283         27,849,118

     Assumed exercise of stock options, net of
       shares assumed acquired under the Treasury
       Stock Method                                                  1,192,975          1,575,410          2,075,780
                                                            ------------------  -----------------  -----------------

     Weighted average used in computing diluted
       earnings per share                                           30,473,568         30,119,693         29,924,898
                                                            ==================  =================  =================


     Common shares potentially issuable pursuant to the Convertible Subordinate Notes would have an antidilutive effect on earnings per share and have not been included in the above computations.

     If the methodology prescribed by Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, had been adopted by the Company, pro forma results would have been as follows:

                                                                      1998                1997                 1996
                                                          ----------------    ----------------     ----------------
     Net earnings (loss)                                  $         (2,828)   $         19,499     $         15,059
     Earnings (loss) per share
        Basic                                             $         (0.13)    $          0.67      $           0.53
        Diluted                                           $         (0.13)    $          0.64      $           0.49

                                IMAX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    In accordance with United States Generally Accepted Accounting Principles
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)

              For the years ended December 31, 1998, 1997 and 1996.


14.  Commitments

(a) Total minimum annual rental payments under operating leases for premises are as follows:

                   1999                        $2,074
                   2000                        $2,174
                   2001                        $2,338
                   2002                        $2,461
                   2003                        $2,518

     Rent expense was $1,478,000 for the year ended December 31, 1998 (1997 - $1,033,000; 1996 - $1,161,000).

(b) The Company has unused lines of credit amounting to Canadian $4.7 million, or the equivalent in U.S. dollars. No commitment fees are payable on these lines of credit.

     The Company has guaranteed up to $5.75 million of a term loan undertaken by the Forum Ride Associates joint venture to which it is a party in connection with the development and construction the IMAX Race For Atlantis attraction in Las Vegas. The term loan, which matures in January 2009, bears interest at LIBOR plus 3 % and is collateralized by the assets of the joint venture.

15.  Government Assistance

     A portion of the Company's research activities which relate to 3D motion pictures is eligible for government grants. Government grants have been credited against research and development expense in the amount of $67,000 during the year ended December 31, 1998 (1997 - $100,000; 1996 - $324,000).

16.  Income Taxes

(a) Earnings before income taxes and minority interest by tax jurisdiction comprise the following:

                                                                       1998                1997               1996
                                                           ----------------    ----------------    ---------------
     Canada                                                $         16,481    $         31,872    $        32,461
     United States                                                   (5,439)              6,512              3,308
     Japan                                                            1,475               1,424             (5,351)
     Other                                                            3,083                (521)               162
                                                           ----------------    -----------------   ---------------
     Total                                                 $         15,600    $         39,287    $        30,580
                                                           ================    ================    ===============

 (b) The provision for income taxes comprises the following:

                                                                       1998                1997               1996
                                                           ----------------    ----------------    ---------------
     Current                                               $         (4,247)   $         (3,250)   $        (4,618)
     Deferred                                                        (5,563)            (14,015)            (8,961)
                                                           -----------------   -----------------   ----------------
     Total                                                 $         (9,810)   $        (17,265)   $       (13,579)
                                                           =================   =================   ================

                                IMAX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    In accordance with United States Generally Accepted Accounting Principles
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)

              For the years ended December 31, 1998, 1997 and 1996.

16.  Income Taxes - (continued)

(c) The provision for income taxes before extraordinary item differs from the amount that would have resulted by applying the combined Canadian federal and Ontario provincial statutory income tax rates (44.62 %) to earnings as described below:

                                                                                1998            1997           1996
                                                                        ------------    ------------   ------------
     Income tax expense at combined statutory rates                     $     (6,961)   $    (17,530)  $    (13,644)
     (Increase) decrease resulting from:
         Non-deductible expenses, including amortization of goodwill          (2,727)           (985)        (1,519)
         Manufacturing and processing profits deduction                          159             684            977
         Large corporations tax                                                 (235)           (335)          (275)
         Income tax at different rates in foreign and other provincial
             jurisdictions                                                      (266)            292            701
         Investment tax credits and other                                        220             609            181
                                                                        ------------    ------------   ------------
     Provision for income taxes as reported                             $     (9,810)   $    (17,265)  $    (13,579)
                                                                        =============   =============  =============

(d)  The deferred income tax liability consists of:
                                                                                            1998              1997
                                                                                   -------------     -------------
     Net operating loss carry forwards                                             $       2,346     $       2,349
     Investment tax credit carry forwards                                                  5,492             5,015
     Asset write downs                                                                     1,688               800
     Income recognition on systems deliveries                                            (74,994)          (52,374)
     Excess book over tax depreciation and amortization                                   43,405            26,740
     Other                                                                                 1,611              (145)
                                                                                   -------------     --------------
                                                                                         (20,452)          (17,615)
     Valuation allowance                                                                  (2,811)           (1,981)
                                                                                   --------------    --------------
                                                                                   $     (23,263)    $     (19,596)
                                                                                   ==============    ==============

17.  Consolidated Statements of Cash Flow
                                                                                1998            1997           1996
                                                                        ------------    ------------   ------------
(a) Changes in other operating assets and
    liabilities were as follows: Decrease
    (increase) in:
      Accounts receivable                                               $    (12,816)   $    (15,081)  $     (7,940)
      Net investment in leases                                               (30,447)        (18,674)       (15,499)
      Inventories and systems under construction                               2,476          (1,365)        (3,761)
      Prepaid expenses                                                        (1,635)           (604)           420

    Increase (decrease) in:
      Accounts payable                                                         2,969           2,428          1,446
      Accrued liabilities                                                      5,933           7,543          5,633
      Income taxes payable                                                      (187)         (2,423)         1,964
      Other deferred revenue                                                 (13,664)         (6,078)           526
                                                                        -------------   -------------  ------------
                                                                        $    (47,371)   $    (34,254)  $    (17,211)
                                                                        =============   =============  =============

(b) Cash payments made during the year on account of:
    Income taxes                                                        $      4,106    $      5,145   $      2,395
                                                                        ============    ============   ============

    Interest                                                            $     14,597    $     11,402   $      7,872
                                                                        ============    ============   ============

                                IMAX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    In accordance with United States Generally Accepted Accounting Principles
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)

              For the years ended December 31, 1998, 1997 and 1996.


17.  Consolidated Statements of Cash Flow - (continued)

                                                                                1998            1997           1996
                                                                        ------------    ------------   ------------
(c) Depreciation and amortization comprise the following:
    Acquired systems contracts in process                               $          -    $      1,027   $      1,337
    Film assets                                                                5,740           4,905          2,850
    Capital assets                                                             8,459           5,560          5,020
    Intangibles                                                                5,948           2,701          2,708
    Deferred financing costs                                                     935             882            770
    Other                                                                      1,595               -              -
                                                                        ------------    ------------   ------------
                                                                        $     22,677    $     15,075   $     12,685
                                                                        ============    ============   ============

18.  Segmented Information

     The Company has two reportable segments: systems and films. The systems segment designs, manufactures and sells or leases and maintains projection systems. The film segment performs production, post-production and distribution of films. The accounting policies of the segments are the same as those described in note 2. Segment performance is evaluated based on gross margin less selling, general and administrative expenses, research and development expenses, and goodwill amortization. Inter-segment transactions are not significant.

     A) Business Segments
                                                                                1998            1997           1996
                                                                        ------------    ------------   ------------
     Revenue
     Systems                                                            $    140,874    $     97,539   $     85,972
     Films                                                                    30,824          39,683         28,367
     Other                                                                    18,657          21,259         15,499
                                                                        ------------    ------------   ------------
     Total consolidated revenues                                        $    190,355    $    158,481   $    129,838
                                                                        ============    ============   ============

     Earnings (loss) from operations
     Systems                                                            $     78,145    $     52,594   $     45,224
     Films                                                                   (16,458)         11,452          7,965
     Other                                                                   (18,053)          1,000         (1,101)
     Corporate overhead                                                      (19,296)        (17,338)       (15,203)
                                                                        -------------   -------------  -------------
     Consolidated earnings from operations                              $     24,338    $     47,708   $     36,885
                                                                        ============    ============   ============

     Depreciation and amortization

     Systems                                                            $      7,572    $      6,741   $      6,781
     Films                                                                     5,908           5,100          2,954
     Other and corporate                                                       9,197           3,234          2,950
                                                                        ------------    ------------   ------------
                                                                        $     22,677    $     15,075   $     12,685
                                                                        ============    ============   ============

                                IMAX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    In accordance with United States Generally Accepted Accounting Principles
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)

              For the years ended December 31, 1998, 1997 and 1996.


18.  Segmented Information - (continued)

     Purchase of Capital Assets                                                 1998            1997           1996
                                                                        ------------    ------------   ------------
     Systems                                                            $      4,547    $      6,103   $      3,406
     Films                                                                       194             206             76
     Other                                                                     9,280           6,345          8,423
                                                                        ------------    ------------   ------------
                                                                        $     14,021    $     12,654   $     11,905
                                                                        ============    ============   ============
     Assets
     Assets
     Systems                                                            $    204,349    $    167,926   $   146,835
     Films                                                                    49,048          52,199        23,729
     Other                                                                    26,092          28,116        11,422
     Corporate                                                               210,602          96,118       126,758
                                                                        ------------    -------------  -----------
                                                                        $    490,091    $    344,359   $   308,744
                                                                        ============    ============   ===========

     In 1998, the loss in the film segment includes a write-down of $19,073,000 for unrecoverable film costs. The Other segment includes a charge of $13,569,000 relating to rationalization of the motion simulation and attractions business (note 3) and a loss of $6,145,000 from the Company's 50% share of Forum Ride Associates' loss for the year and the write-off of the remaining carrying value of this equity investee (note 9).


     B) Geographic Segments

     Systems revenue and film distribution and post-production revenues by geographic area are based on the location of the theatre, while the location of the customer determines the geographic allocation of film production revenues:

                                                                                1998            1997           1996
                                                                        ------------    ------------   ------------
     Revenue

     Canada                                                             $     22,037    $     12,890   $     27,740
     United States                                                            79,494          70,070         50,852
     Europe                                                                   45,680          38,238         25,567
     Japan                                                                    12,454          11,986         17,350
     Rest of World                                                            30,690          25,297          8,329
                                                                        ------------    ------------   ------------
                                                                        $    190,355    $    158,481   $    129,838
                                                                        ============    ============   ============


     Long-lived assets

                                                                                1998            1997           1996
                                                                        ------------    ------------   ------------
     Canada                                                             $    134,740    $    131,600   $    108,808
     United States                                                            49,888          43,109         30,061
     Europe                                                                   30,012          17,910         11,100
     Japan                                                                     4,820           6,787          7,429
     Rest of World                                                            10,727           7,896          3,143
                                                                        ------------    ------------   ------------
                                                                        $    230,187    $    207,302   $    160,541
                                                                        ============    ============   ============

                                IMAX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    In accordance with United States Generally Accepted Accounting Principles
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)

              For the years ended December 31, 1998, 1997 and 1996.

19.  Financial Instruments

     From time to time the Company engages in hedging activities to reduce the impact of fluctuations in foreign currencies on its profitability and cash flow. The credit risk exposure associated with these activities would be limited to all unrealized gains on contracts based on current market prices. The Company believes that this credit risk has been minimized by dealing with highly rated institutions.

     To fund Canadian dollar costs in 1999 and 2000, the Company had entered into forward exchange contracts as at December 31, 1998 to hedge the conversion of $39 million of its cash flow into Canadian dollars at an average exchange rate of Canadian $1.45 per U.S. dollar. In addition, the Company had entered into forward exchange contracts as at December 31, 1998 to hedge the conversion of 182.6 million Yen of its cash flow in 1999 into U.S. dollars at an average exchange rate of 122 Yen per U.S. dollar. The Company recognizes exchange gains or losses on the forward exchange contracts when the contracts mature.

     The Company has also entered into foreign currency swap transactions to hedge minimum lease payments receivable under sales-type lease contracts denominated in Japanese Yen and French Francs. These swap transactions fix the foreign exchange rates on conversion of 139 million Yen at 98 Yen per U.S. dollar through September 2004 and on 15.5 million Francs at 5.1 Francs per U.S. dollar through September 2005. The Company recognizes an exchange gain or loss when the swaps mature.

     The estimated fair values of the Company's financial instruments at December 31, 1998 are summarized as follows:


                                                       Carrying                 Estimated Fair
                                                        Amount                      Value
                                                        ------                      -----
     Cash and cash equivalents                       $        143,566     $         143,566
     Marketable securities                                     59,375                59,375
     Senior notes                                             200,000               200,000
     Convertible subordinated notes                           100,000               145,000
     Foreign currency contracts                                   473                (1,901)

     The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of these instruments. Marketable securities, which principally represent investments in corporate bonds maturing through 2000, have been categorized as available-for-sale securities and are carried at estimated fair value. The fair values of the Company's Senior Notes and Convertible Notes are estimated based on quoted market prices for the Company's debt. The fair value of foreign currency contracts held for hedging purposes represents the estimated amount the Company would pay to terminate the agreements, taking into consideration current exchange rates and the credit worthiness of the counterparts.

20.  Contingencies

(a) In April 1994, Compagnie France Film Inc. filed a claim against the Company in the Superior Court in the District of Montreal, in the Province of Quebec, alleging breach of contract and bad faith in respect of an agreement which the plaintiff claims it entered into with the Company for the establishment of an IMAX theater in Quebec City, Quebec, Canada. Until December 1993, Predecessor Imax was in negotiations with the plaintiff and another unrelated party for the establishment of an IMAX theater in Quebec City. In December 1993, Predecessor Imax executed a system lease agreement with the other party. During the negotiations, both parties were aware of the other party's interest in also establishing an IMAX theater in Quebec City. The plaintiffs claimed damages of Canadian $4.6 million, representing the amount of profit they claim they were denied due to their inability to proceed with an IMAX theater in Quebec City, together with expenses incurred in respect of this project and pre-judgment interest.

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

     The company disputed these claims and the suit went to trial in January 1998. In a decision rendered in April 1998, the Court dismissed the plaintiffs' claims with costs. In May 1998, Campagnie France Film Inc. and 3101 both filed appeals of the April 1998 decision to the Court of Appeal. The Company believes that it will be successful in responding to these appeals and the ultimate loss, if any, will not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of this litigation.

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

21.  Impact of Recently Issued Accounting Standards

     Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities will become effective in the first quarter of the Company's 2000 fiscal year. The Company is evaluating the impact that the requirements of this Statement will have on the accounting for its hedging activities.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The following table sets forth certain information regarding the executive officers and directors of the Company.


Name                                     Age     Position
----                                     ---     --------
Bradley J. Wechsler..................    47       Chairman, Co-Chief Executive Officer and Director
Richard L. Gelfond...................    43       Vice Chairman, Co-Chief Executive Officer and Director
John M. Davison......................    40       Chief Operating Officer and Chief Financial Officer and Director
Andrew Gellis........................    44       Senior Vice President, Film
Michael A. Gibbon....................    55       Executive Vice President, Technology
David B. Keighley....................    51       Senior Vice President and President of David Keighley
                                                  Productions 70MM Inc.
Mark J. Thornley.....................    41       Vice President, Finance
G. Mary Ruby.........................    41       Vice President, Legal Affairs and Corporate Secretary
John A. Mackie.......................    34       Assistant Secretary
Mary C. Sullivan.....................    35       Vice President, Human Resources and Administration
Graeme Ferguson......................    69       Director
Michael Fuchs........................    53       Director
Garth M. Girvan......................    49       Director
Murray B. Koffler....................    75       Director
Philip C. Moore......................    45       Director
Miles S. Nadal.......................    41       Director
Marc A. Utay.........................    39       Director

     Under the Articles of the Company, the Board of Directors is divided into three classes, each of which serves for a three year term. The term of Class II directors, currently composed of Garth M. Girvan, Murray B. Koffler and Marc A. Utay, expires in 1999. The term of Class I directors, currently composed of John
M. Davison, Graeme Ferguson, Michael Fuchs and Philip C. Moore, expires in 2000. The term of Class III directors, currently composed of Richard L. Gelfond, Miles
S. Nadal and Bradley J. Wechsler expires in 2001.

     Bradley J. Wechsler has been Chairman of the Company since March 1994 and Co-Chief Executive Officer since May 1996. From March 1, 1994 to September 12, 1994, Mr. Wechsler also served a Interim Chief Executive Officer. Prior to 1994, Mr. Wechsler held various finance and operations positions in the entertainment industry. Mr. Wechsler also serves on the Boards of NYU Hospital, the Kernochan Center for Law, Media and the Arts, and the American Museum of the Moving Image.

     Richard L. Gelfond has been Vice Chairman of the Company since March 1994 and Co-Chief Executive Officer since May 1996. In 1991 Mr. Gelfond founded Cheviot Capital Advisors Inc., a financial advisory and merchant banking firm that specializes in acquisitions and venture capital investments. In addition, Mr. Gelfond serves on the boards of several private and philanthropic entities.

     John M. Davison joined the Company in 1987 and was appointed Vice President, Finance in 1991. In 1995 Mr. Davison became Senior Vice President, Finance and Administration, responsible for the financial affairs and administrative operations of the Company. In 1997 Mr. Davison was appointed Executive Vice President, Operations and Chief Financial Officer and in February 1999 was appointed Chief Operating Officer and Chief Financial Officer. He became a Director of the Company in May 1994. Mr. Davison is a Chartered Accountant and Chartered Business Valuator. Mr. Davison is a Canadian citizen.

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

     Michael A. Gibbon joined the Company in 1988 and became Vice President, Technology in 1989 and Senior Vice President, Technology in 1995 and was appointed Executive Vice President, Technology in 1999. Mr. Gibbon is responsible for technology, manufacturing and client support, for both the making of films and for theaters and projection systems. Mr. Gibbon is registered as a professional engineer by the Association of Professional Engineers of Ontario. Mr. Gibbon is a Canadian citizen.

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

     Mark J. Thornley joined the Company in 1996 and was appointed Vice President, Planning in January 1998 and was appointed Vice President, Finance in October 1998. Prior to joining the Company, Mr. Thornley was a partner in a private financial consulting and communications firm. Mr. Thornley is a Canadian citizen.

     G. Mary Ruby joined the Company in 1987 and was appointed Vice President, Legal Affairs and Corporate Secretary in 1991. Ms Ruby acts as Corporate Secretary to the Board of Directors and provides advice with respect to the Company's legal affairs. Ms. Ruby is a member of the Ontario Bar and is a Canadian citizen.

     John A. Mackie joined the Company in 1998 as Assistant General Counsel and was appointed Assistant Secretary in February 1999. Prior to joining the Company, Mr. Mackie was Associate General Counsel of AT&T Canada Long Distance Services Company (now AT&T Canada Corp.), from January 1998, and legal counsel of AT&T Canada Long Distance Services Company from August 1997. Prior to August 1997, Mr. Mackie was an associate with the law firm Fraser & Beatty (now Fraser Milner). Mr. Mackie is a member of the Ontario Bar and is a Canadian citizen.

     Mary C. Sullivan joined the Company in 1996 as Director, Human Resources and was appointed Vice President, Human Resources and Administration in January 1998. Prior to joining the Company, Ms. Sullivan was Director, Human Resources of Central Park Lodges. Ms. Sullivan is a Canadian citizen.

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

     Marc A. Utay, a Director of the Company since May 1996, has been Managing Director of Wasserstein Perella & Co. Inc. and a member of the firm's Policy Committee, Mr. Utay is head of the firm's Leveraged Finance, Retailing and Media, Telecommunication and Entertainment groups. Prior to his joining Wasserstein Perella, Mr. Utay was Managing Director at Bankers Trust Company where he specialized in leveraged finance and mergers and acquisitions.

Item 11. Executive Compensation

Summary Compensation Table

         The following table sets forth, for the periods indicated, the compensation paid or granted by the Company and its subsidiaries to the individuals who served during 1998 as Chief Executive Officers and the four most highly compensated executive officers of the Company, other than the Chief Executive Officers, who were serving as executive officers at December 31, 1998 (collectively, the "Named Executive Officers"). As noted in Item 13 under "Standstill Agreement", the Articles of the Company provide that the entering into or changing the terms of any agreement with the Co-Chief Executive Officers is an "Extraordinary Matter" requiring unanimous approval by the "CEO Advisors" (who currently comprise a representative of Wasserstein Perella and the Co-Chief Executive Officers), failing which unanimous approval of the Board of Directors is required. The compensation for the Co-Chief Executive Officers for the period January 1, 1998 through June 30, 1998 was determined in accordance with their employment agreements effective January 1, 1997 and for the period from July 1, 1998 through December 31, 1998, in accordance with the terms of their renewal employment agreements effective July 1, 1998 which agreements were approved by the Board of Directors upon the recommendation of the Compensation Committee, which is composed of three directors independent of management, after receiving the unanimous recommendation of the CEO Advisors.


                                        Summary Compensation Table
                                                                                         Long-Term
                                                  Annual Compensation                  Compensation
                                                                    Other
                                                                    Annual
Name and Principal Position of Year ended                        Compensation   Restricted    Securities Under     All Other
Named Executive Officer        December 31   Salary     Bonus (1)     (2)      Stock Awards   Options Granted   Compensation (9)
---------------------------    -----------  ---------   ---------  ---------   -------------  ----------------  ----------------
                                              ($)        ($)        ($)            ($)              (#)              ($)
Bradley J. Wechsler              1998       605,000      800,000        --        330,000(4)      458,000           8,522
Chairman and Co-Chief            1997       710,000    1,300,000        --        465,000(3)       80,000           8,614
Executive
Officer                          1996       650,000      650,000        --             --              --           8,022

Richard L. Gelfond               1998       605,000      800,000        --        330,000(4)      458,000           8,306
Vice Chairman and Co-Chief       1997       710,000    1,300,000        --        465,000(3)       80,000           8,614
Executive Officer                1996       650,000      650,000        --             --              --           7,806

David B. Keighley, Senior        1998       218,123      266,000        --             --          15,000           8,522
Vice
President and President,         1997       178,849      220,597        --             --          15,000          11,019
David Keighley                   1996       150,078      149,438        --             --          10,000           8,189
Productions 70MM Inc.

John M. Davison                  1998       200,000      100,000        --             --          75,000          10,404
Chief Operating Officer and      1997       193,025       73,455        --             --          35,000          10,273
Chief Financial Officer          1996       146,580       45,631        --             --          20,000           8,006

Andrew Gellis                    1998       225,000       50,000    50,000(6)          --          12,500           8,306
Senior Vice President, Film      1997       210,000       55,000    50,000(6)          --          12,500           8,614
                                 1996       210,000       55,125    50,000(6)          --          62,000             306

Christian Jorg                   1998       215,000       25,000        --             --              --           8,198
Senior Vice President, IMAX      1997       208,692       40,000   136,875(8)          --          12,500           8,614
Attractions and Chief            1996       198,731       44,324    77,500(8)          --          25,000             162
Operating
Officer of Ridefilm
Corporation (7)


(1) These amounts are paid under annual incentive arrangements that the Company has with each of the Named Executive Officers, as detailed under "Employment Contracts."
(2) The value of perquisites and other personal benefits for each Named Executive Officer does not exceed the lesser of $50,000 and 10% of his annual salary and bonus.
(3) These amounts represent the dollar value of the grant of 30,000 synthetic restricted shares ("phantom stock") on January 1, 1997 to each of Messrs. Wechsler and Gelfond as detailed under "Employment Contracts".
(4) These amounts represent the dollar value of the grant of 15,000 phantom stock on January 1, 1998 to each of Messrs. Wechsler and Gelfond as detailed under "Employment Contracts". The value of this phantom stock grant to each of the Named Executives as at December 31, 1998 was $474,375.
(5) 1996 amounts have been restated to reflect the 2-for-1 stock split which became effective by May 27, 1997. (6) This amount was paid on account of certain script writing services provided by Mr. Gellis. (7) Effective February 22, 1999 Mr. Jorg's employment with the Company was terminated.
      (8) This amount represents the taxable benefit in respect of the 5,000 fully paid-up shares issued to Mr. Jorg pursuant to his employment contract.
(9) These amounts reflect (i) the payment by the Company of life insurance premiums on the lives of the Named Executive Officers, and (ii) contributions to the Company's defined contribution pension plans.

Options Granted

     The Company has a Stock Option Plan under which the Company may grant options to purchase common shares on terms that may be determined, within the limitations of the Stock Option Plan. The aggregate number of common shares reserved for issuance under the Plan is 4,210,836 common shares. Options to purchase 3,327,300 common shares have been granted and are outstanding under the Plan as at December 31, 1998, of which 533,334 options were granted subject to receipt of shareholder and regulatory approvals. The exercise price for options issued under the Plan, is not to be less than the market price of the common shares on the date of grant. An option will be exercisable for a maximum period of 10 years from the date of grant, subject to earlier termination if the option holder ceases to be employed by the Company. The Board of Directors determines vesting requirements. If a Participant's employment with the Company terminates for any reason, any Options which have not vested will be surrendered for cancellation without any consideration being paid therefor. If the Participant's employment is terminated without "cause" or by reason of such Participant's resignation, death or permanent disability, the Participant (or the Participant's estate) will be entitled to exercise the Participant's vested Options for a period of 30 days. If the Participant's employment is terminated for cause, such Participant's vested Options will be surrendered for cancellation without any consideration being paid therefor. If the Participant is a party to an employment agreement with the Company or any of its subsidiaries and breaches any of the restrictive covenants in such agreement, such Participant will be required to surrender all unexercised Options for cancellation without any consideration being paid therefor and will be obligated to pay to the Company an amount equal to the aggregate profit realized by such Participant with respect to any prior Option exercises.

     The following table sets forth information relating to individual grants of options to purchase common shares of the Company to Named Executive Officers under the Stock Option Plan during the financial year ended December 31, 1998 in respect of services rendered or to be rendered to the Company:

             Option Grants in Financial Year ended December 31, 1998


                                                                             Potential Realizable
                                     % of Total                                Value at Assumed
                                      Options                                   Annual Rates of
                         Securities  Granted to                                   Stock Price
                            Under    Employees                                 Appreciation for
                           Options   in Financial    Exercise     Expiration       Option Term
                                                                               ------------------
        Name               Granted       Year         Price          Date        5%         10%
  ----------------------  ----------   --------   --------------  ----------   -------    -------
                             (#)        (%)     ($/Common Share)                ($)        ($)
Bradley J. Wechsler(1)       80,000                   23.50       1-Jan-05     770,800  1,786,000
                   (2)      211,333                   22.38       25-Aug-08  2,979,669  7,520,116
                   (3)      166,667                   22.38       25-Aug-08  2,349,905  5,930,712
                         ----------                                          ---------  ---------
                            458,000     25.23                                6,100,374 15,236,828
                         ==========                                          =========  =========

Richard L. Gelfond (1)       80,000                   23.50       1-Jan-05     770,800  1,786,000
                   (2)      211,333                   22.38       25-Aug-08  2,979,669  7,520,116
                   (3)      166,667                   22.38       25-Aug-08  2,349,905  5,930,712
                         ----------                                          ---------  ---------
                            458,000     25.23                                6,100,374 15,236,828
                         ==========                                          =========  ==========

   John Davison    (4)       75,000     4.13          21.36       13-Aug-08  1,009,260  2,547,180
   Andrew Gellis   (4)       12,500     0.69          21.36       13-Aug-08    168,210    424,530
   David Keighley  (4)       15,000     0.83          21.36       13-Aug-08    201,852    509,436

(1) These options vested immediately upon the grant date and entitle the Named Executive Officer to purchase one common share for each option. The market value of the common shares underlying the options was equal to the exercise price on the date of the grant.

(2) 111,333 of these options vested immediately upon the grant date and 100,000 of these options vested on January 1, 1999. These options entitle the Named Executive Officer to purchase one common share for each option. The market value of the common shares underlying the options was equal to the exercise price on the date of the grant.

(3) These options are subject to shareholder and regulatory approvals and vested on January 1, 1999 subject only thereto. These options entitle the Named Executive Officer to purchase one common share for each option. The market value of the common shares underlying the options was equal to the exercise price on the date of the grant.

(4) These options vest over five years at the rate of 20% per year and entitle the Named Executive Officer to purchase one common share for each option. The market value of the common shares underlying the options was equal to the exercise price on the date of the grant.

              Aggregated Option Exercises during the Financial Year Ended December 31, 1998 and Financial Year-End Option Values

                                                      Unexercised Options at      Value of Unexercised
                        Securities      Aggregate       financial Year-End        in-the-money Options
                         Acquired         Value            Exercisable/          at Financial Year-end
         Name            on Exercise      Realized         Unexercisable       Exercisable/Unexercisable(1)
---------------------   -------------   ------------  ----------------------   ----------------------------
                            (#)            ($)                 (#)                        ($)
 Bradley J. Wechsler        NIL            NIL           271,333/266,667          2,953,274/2,465,336
 Richard L. Gelfond         NIL            NIL           271,333/266,667          2,953,274/2,465,336
 David Keighley           24,500         530,634          31,500/49,000             686,858/703,265
 Christian Jorg           20,000         363,750         22,500/45,000(2)           390,363/735,450
 John M. Davison          33,000         653,043          14,000/148,008           170,830/1,998,052
 Andrew Gellis              NIL            NIL            27,300/59,700             492,913/896,963

(1) Calculated based on the December 31, 1998 closing price of the common shares on Nasdaq of $31.625.
(2) These 45,000 options were cancelled in January 1999 in connection with the termination of Mr. Jorg's employment with the Company.

Pension Plans

     The Company maintains defined contribution employee pension plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount equal to 5% of their base salary subject to certain prescribed maximums. During the financial year ended December 31, 1998, the Company contributed an aggregate of $9,752 to the Canadian plan on behalf of Mr. Davison and an aggregate of $40,000 to the Company's defined contribution employee pension plan qualified under Section 401(k) of the U.S. Internal Revenue Code on behalf of Messrs. Wechsler, Gelfond, Keighley, Jorg and Gellis. The Company does not have any other pension plans for its employees.

Employment Contracts

     The Company had entered into renewal employment agreeements with each of Messrs. Wechsler and Gelfond ("the Executives") with effect from January 1, 1997 for a two-year term. The employment agreements provided that each of the Executives would receive an annual salary of $710,000. In addition, at the beginning of each year of the term, each Executive was to be granted the right to receive 30,000 synthetic shares ("phantom stock"). At any time after January 1, 1998 and January 1, 1999, each Executive would have the right to exercise the right to receive the phantom stock by being paid an amount equal the fair market value of an equal number of common shares of the Company on the date on which the Executive makes the request. As part of the January 1997 employment agreement, each Executive was also granted 80,000 options on January 2, 1998 which options expire on January 1, 2005.

     On November 3, 1998 the Company entered into employment agreements with each of the Executives with effect from July 1, 1998 for a three-year term. Under the Company's governance process as set forth in its Articles and By-laws, the "CEO Advisors" unanimously recommended to the Compensation Committee, which is composed of three directors independent of management, the approval of these agreements, which were approved by the Board of Directors upon the recommendation of the Compensation Committee. The CEO Advisors include a representative of Wasserstein Perella, the largest shareholders of the Company. The renewal employment agreements provide that each of the Executives will receive a salary of US $500,000 in each year of the term. These agreements also provide that each of the Executives will receive a bonus for each of 1998, 1999, 2000 and the period January 1, 2001 to June 30, 2001 of $605,000, $500,000,
$500,000 and $250,000 adjusted by a multiple of zero to two times, tied to the performance of the Company and certain qualitative and quantitative measures determined by the CEO Advisors and the Compensation Committee of the Board. The bonus paid to each of Messrs. Wechsler and Gelfond in respect of 1998 was $800,000. In 1998 each Executive was also paid $688,125 upon exercising their right to receive an amount equal to the fair market value of 30,000 shares, equal to the number of synthetic restricted shares ("phantom stock") granted on January 1, 1997. The renewal employment agreements reduced the number of synthetic restricted shares ("phantom stock") which were to be granted on January 1, 1998 as per the former employment agreements, from 30,000 per executive to 15,000. Each Executive is also granted 378,000 options (subject to receipt of shareholder and regulatory approval) to purchase common shares in accordance with the Stock Option Plan on August 26, 1998 and is to be granted 400,000 options on January 1, 2000, which options expire on August 25, 2008 and December 31, 2009 respectively. Under the agreements, each of the Executives is to perform such services with respect to the Company's business as may be reasonably requested from time to time by the Board of Directors and which are consistent with his position as Co-Chief Executive Officer. In addition, the Company is to use its best efforts to cause the Executives to be elected to the Board of Directors and to the designation of a CEO Advisor. In addition, a provision contained in their original employment agreements is continued, whereby each of the Executives is also entitled to receive, upon a sale of the Company or the exercise after March 1, 1999 by the Executives of their rights to require the Company to take action to liquidate their common shares under a Shareholders' Agreement among Wasserstein Perella Partners, L.P., Mr. Wechsler, Mr. Gelfond and certain other investors dated as of June 16, 1994, a cash bonus in an amount equal to the product of (a) 0.375% and (b) the amount by which the sale or liquidation transaction imputes an equity value in excess of Cdn. $150,000,000 to the common shares originally issued by the Company (on a fully diluted basis but excluding the common shares issued upon the conversion of the Class B convertible preferred shares of the Company formerly outstanding which were converted into common shares on June 16, 1994 and the common shares issuable upon the exercise of warrants owned by each of Messrs. Wechsler and Gelfond). Under the employment agreements, the Company is to equalize the Executives to the taxes which each of the Executives would have paid had he earned his employment compensation and paid taxes thereon solely in the United States. The employment agreements also contain non-competition provisions.

      The Company and David Keighley Productions 70 MM Inc. (formerly David Keighley Productions and 70MM Inc.) ("DKP/70MM"), a wholly-owned subsidiary of the Company, entered into an employment agreement on July 15, 1997. The agreement is for a five-year term. Under this agreement, Mr. Keighley is to receive an annual base salary of $212,405 in the year ended July 15, 1998 and will receive an annual base salary of 105% of the previous year's base salary in each of the next four years during the term of the agreement. Mr. Keighley is entitled to receive an annual bonus of one-third of his annual base salary if DKP/70MM met it pre-tax profit threshold as provided in the agreement. Mr. Keighley is also entitled to receive a further profit-based bonus of 10% of any excess of DKP/70MM's audited profit before taxes over DKP/70MM's pre-tax profit threshold. Mr. Keighley's bonus in respect of DKP/70MM's year ended December 31, 1998 was U.S. $266,000. Under the agreement, Mr. Keighley has also given covenants regarding confidentiality and non-competition. The agreement provides that the employment of Mr. Keighley may be terminated at any time for cause or without cause. If Mr. Keighley's employment is terminated without cause, DKP/70MM must continue to pay Mr. Keighley his annual base salary for a maximum period of 36 months. In addition to the above, the Company provided Mr. Keighley with a temporary housing loan in the amount of U.S. $75,000 plus interest (which was repaid in 1997) to be used in connection with his relocation to Los Angeles at the Company's request.

     Mr. Jorg entered into an employment agreement on August 8, 1995 under which he was employed as Vice President, Business Affairs and Business Development. Effective March 1, 1997 Mr. Jorg was promoted to the position of Senior Vice President and Chief Operating Officer, IMAX Attractions and Chief Operating Officer of Ridefilm Corporation. The agreement was for a three-year term. Under his agreement Mr. Jorg received an annual base salary of $195,000 in the first year of the employment term, $205,000 in the second year and $215,000 in the third year plus an annual performance bonus (with a minimum guaranteed bonus of $20,000 for 1997). Pursuant to the agreement, Mr. Jorg received 10,000 fully paid common shares of the Company. Mr. Jorg has covenants regarding confidentiality and non-competition. The agreement provided that the employment of Mr. Jorg may be terminated at any time for cause. If Mr. Jorg's employment was terminated without cause, the Company was to pay Mr. Jorg his annual base salary and guaranteed bonus for the balance of the term. The Company entered into a new Employment Agreement with Mr. Jorg effective August 8, 1998 which provided for an annual salary of $215,000 and provided that if Mr. Jorg's employment was terminated without cause, Mr. Jorg was entitled to receive his salary and benefits of a period of 90 days. Pursuant to a letter agreement dated January 21, 1999, Mr. Jorg confirmed receipt of notice of termination on January 7, 1999 with termination of employment effective February 22, 1999. Mr. Jorg's entitlement to receive salary and benefits terminates effective April 7, 1999.

     Mr. Gellis entered into an employment agreement effective January 1, 1998 under which he was employed as Senior Vice President, Film of the Company. The agreement is for a two-year term. Under this agreement Mr. Gellis receives an annual base salary of $225,000 for 1998 and $250,000 for 1999 plus an annual performance bonus at a target of 30% of salary, with a guaranteed minimum annual bonus of $50,000. Mr. Gellis is also entitled to receive a minimum of $50,000 in each year of the term in respect of script writing services performed by Mr. Gellis for the Company. Mr. Gellis has given covenants regarding confidentiality and non-competition. The agreement provides that the employment of Mr. Gellis may be terminated at any time for cause. If Mr. Gellis' employment is terminated without cause, the Corporation must pay Mr. Gellis his annual salary and guaranteed bonus and benefits for the balance of the term. If Mr. Gellis' employment is terminated without cause in connection with a change in control, the Corporation must pay Mr. Gellis his annual salary and guaranteed bonus and benefits for the greater of the balance of the term and six months.

     Mr. Davison entered into an employment agreement with the Company on January 16, 1991, as amended by a letter dated August 31, 1992, under which he was employed as Director, Corporate Development and then promoted to Vice President, Finance. The agreement is for an indefinite term and contains covenants regarding confidentiality and non-competition. The agreement provides that the employment of Mr. Davison may be terminated at any time for cause. If Mr. Davison's employment is terminated without cause, the Corporation must pay Mr. Davison his annual salary for 12 months. Mr. Davison and the Company entered into a share option agreement dated as of April 8, 1994. Under this agreement Mr. Davison was granted options to purchase 75,008 common shares of the Company at Cdn. $1.595 per share. The options vest over a five year period with 50% vesting on the attainment of certain performance criteria to be determined by the Company and the remaining vesting as to 20% each year. Any unvested options on the date of any termination of Mr. Davison's employment are forfeited.


Compensation Committee

     The Board of Directors constituted a Compensation Committee in December 1996. The members of the Compensation Committee are Messrs. Girvan, Nadal and Utay. Mr. Fuchs is an unofficial member of the Committee. As the Compensation Committee did not participate in executive compensation decisions in respect of 1998, other than the employment agreement entered into by the Co-Chief Executive Officers, the compensation of the Company's employees was established through guidelines set by the Board of Directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information with respect to the beneficial ownership of each class of the Company's securities as at December 31, 1998 or as otherwise indicated below, including (i) all beneficial owners of more than 5% of the Company's voting capital stock, (ii) all directors and Named Executive Officers individually, and (iii) all directors and executive officers as a group.


                                                                                   Shares Beneficially Owned
                                                                                   -------------------------
    Title of Class                          Beneficial Owners                      Number of Shares     % of
    --------------                          -----------------                      ----------------  -------
                                                                                                       Class(1)
                                                                                                     -------
Common Shares           Wasserstein Perella Group:                                      10,177,384(2)     34.3
                           Wasserstein Perella Partners, L.P.
                           Wasserstein Perella Offshore Partners, L.P.
                           WPPN, Inc.

                        Goldman Sachs Group:                                             1,551,594(3)      5.2
                           Goldman Sachs & Co.
                           The Goldman Sachs Group, L.P.
                           Goldman Sachs 1998 Exchange Place Fund, L.P.
                           Goldman Sachs 1997 Exchange Place Fund, L.P.
                           Goldman Sachs Management Partners, L.P.

                        Oppenheimer Group:                                               3,375,000(4)     11.4
                           Oppenheimer Funds, Inc.
                           Oppenheimer Convertible Securities Fund

                        Capital Research Group:                                          4,694,810(5)     15.8
                           Capital Research and Management Company
                           Small Cap World Fund Inc.
                           Capital Guardian Trust Company
                           Capital International, Inc.
                           Capital International, S.A.

                        Bradley J. Wechsler.......................................         836,633  (6)     2.8
                        Richard L. Gelfond........................................         856,633  (7)     2.9
                        Graeme Ferguson...........................................          44,642  (8)      *
                        John M. Davison...........................................          14,000  (9)      *
                        Michael Fuchs.............................................          59,496  (8)      *
                        Garth M. Girvan...........................................          37,898  (8)      *
                        David B. Keighley.........................................          31,500 (10)      *
                        Christian H. Jorg.........................................          42,500 (11)      *
                        Andrew Gellis.............................................          27,300 (12)      *
                        Miles S. Nadal............................................          16,000 (13)      *
                        Murray B. Koffler.........................................          16,200  (8)      *
                        Philip C. Moore...........................................          12,000  (8)      *
                        Marc A. Utay..............................................          12,000  (8)      *
                        All directors and executive officers as a group (16              2,079,140 (14)     7.0
                        persons)..................................................
Class C
Preferred Shares (15)   John M. Davison...........................................                 217       *
                        David B. Keighley.........................................                  83       *
                        Graeme Ferguson...........................................                 212       *
                        All directors and executive officers as a group (16                        816       2.4
                        persons)..................................................

* less than 1 %.

(1) Based on dividing the Number of Shares by the total shares outstanding as of December 31, 1998.
(2)   Based on information contained in a Schedule 13G dated February 12, 1999.
(3) Based on information contained in a Schedule 13G dated February 16, 1999 and information provided directly to the Company by Goldman Sachs. Goldman Sachs disclaimed beneficial ownership of an unspecified number of such shares.
(4) Based on information contained in a Schedule 13G dated February 11, 1999. Includes 3,000,000 shares issuable upon conversion of the 5.75% Convertible Debentures due 2003.
(5) Based on information contained in a Schedule 13G dated February 8, 1999. Includes 455,210 shares issuable upon the conversion of the 5.75% Convertible Debenture due 2003. Capital Research and Management Company, Capital Guardian Trust Company, Capital International, Inc. and Capital International, S.A. each disclaimed beneficial ownership of the 3,136,810 shares reported held by them, advising they are owned by accounts under their discretionary management.
(6) Included in the amount shown are 271,333 common shares as to which Mr. Wechsler had, at December 31, 1998, the right to acquire beneficial ownership through the exercise of options.
(7) Included in the amount shown are 271,333 common shares as to which Mr. Gelfond had, at December 31, 1998, the right to acquire beneficial ownership through the exercise of options.
(8) Included in the amount shown are 12,000 common shares as to which Messrs. Ferguson, Fuchs, Girvan, Koffler, Moore and Utay had, at December 31, 1998, the right to acquire beneficial ownership through the exercise of options.

(9) Included in the amount shown are 14,000 common shares as to which Mr. Davison had, at December 31, 1998, the right to acquire beneficial ownership through the exercise of options.
(10) Included in the amount shown are 31,500 common shares as to which Mr.Keighley had, at December 31, 1998, the right to acquire beneficial ownership through the exercise of options.
(11) Included in the amount shown are 22,500 common shares as to which Mr. Jorg had, at December 31, 1998, the right to acquire beneficial ownership through the exercise of options.
(12) Included in the amount shown are 27,300 common shares as to which Mr. Gellis had, at December 31, 1998, the right to acquire beneficial ownership through the exercise of options.
(13) Included in the amount shown are 16,000 common shares as to which Mr. Nadal had, at December 31, 1998, the right to acquire beneficial ownership through the exercise of options.
(14) Included in the amount shown are 773,966 common shares as to which all directors and executive officers as a group had, at December 31, 1998, the right to acquire beneficial ownership through the exercise of options.
(15) All shareholders of the outstanding Class C Preferred Shares were notified on December 29, 1998 that the shares were being redeemed by the Company. All outstanding Class C Preferred Shares were redeemed by the Company in January 1999.

      Statements as to securities beneficially owned by directors and by executive officers, or as to securities over which they exercise control or direction, are based upon information obtained from such directors and executive officers and from records available to the Company.

Shareholders' Agreements

      The Corporation, Wasserstein Perella Partners, L.P., Wasserstein
Perella Offshore Partners, L.P., WPPN, Inc., and the Michael J. Biondi Voting Trust (collectively "WP"), and each of Messrs. Wechsler and Gelfond are parties to a Second Amended and Restated Shareholders Agreement (the "Shareholders Agreement") dated as of February 9, 1999, which amends and restates the previous amended and restated shareholders agreement among those parties dated June 16, 1994. The Shareholders Agreement includes, among other things, certain restrictions on transfers of common shares, take-along rights and come-along rights. If WP holds at least 35% of their original holdings and WP desires to transfer all of their securities in a transaction in which a majority of the shares of outstanding common stock are to be sold, then Messrs. Gelfond and Wechsler will be required to sell their securities on the same terms as WP sells its securities.

     The Shareholders Agreement also contains provisions related to the composition of the Board of Directors and committees thereof. WP is entitled, but not required, to designate individuals to be nominated for election as directors as follows: so long as WP holds 3,685,759 or more Common shares, it may designate six nominees, of whom three may be employees of WP and its affiliates (the "WP Employee Designees") and three shall be independent persons and resident Canadians. If WP holds less than 3,685,759 Common shares, but 1,842,879 or more Common shares, it may designate four nominees, of whom two may be WP Employee Designees and two shall be independent persons and resident Canadians. If WP holds less than 1,842,879 Common shares but 921,439 or more Common shares, it may designate two nominees, one of may be a WP Employee Designee and the other of whom shall be an independent person and shall be a resident Canadian. In addition to these, provisions, each of Messrs. Wechsler and Gelfond is entitled to be a director of the Corporation so long as he is either a Co-Chief Executive Officer or is the Chief Executive Officer of the Corporation or Messrs. Wechsler and Gelfond own more than 375,000 Common shares. In addition, Messrs. Wechsler and Gelfond are collectively entitled, but not required, to designate individuals to be nominated for election as directors as follows: so long as they hold 1,628,000 or more Common shares, they may designate three nominees, all of whom shall be independent persons and resident Canadians. If they hold less than 1,628,000 Common shares, but 1,075,000 or more Common shares, they may designate two nominees, both of whom shall be independent and resident Canadians. If they hold less than 1,075,000 Common shares but 375,000 or more Common shares, they may designate one nominee who shall be an independent person. If the requirement that the Corporation have `resident Canadian' directors is changed, then neither WP nor Messrs. Wechsler and Gelfond will be required to designate resident Canadian nominees. Each of the nominees of WP who is to be an independent person is subject to the approval by Messrs. Wechsler and Gelfond, which approval is not to be unreasonably withheld; each of the nominees of Messrs. Wechsler and Gelfond is subject to the approval of WP, which approval is in WP's sole discretion for the first nominee to serve in each such position and thereafter, is not to be unreasonably withheld. Each of WP and Messrs. Wechsler and Gelfond has agreed to use their best efforts to cause each of the individuals designated to be elected or appointed as a director of the Corporation, whether at the next meeting of shareholders of the Company (the "Meeting") or thereafter.

     The Shareholders Agreement also provides that the Corporation, WP and each of Messrs. Wechsler and Gelfond shall use their best efforts to cause the Corporation to establish a nominating committee of the Board of Directors consisting of two directors, one designated by WP and the other designated by Messrs. Wechsler and Gelfond. In addition, WP has the right, subject to the approval of Messrs. Wechsler and Gelfond, to designate a WP Employee Designee for appointment by the Board of Directors of the Corporation as the Non-Executive Chairman of the Corporation, as long as WP holds at least 2,948,607 Common shares. Michael J. Biondi has been approved as such designee. If Mr. Biondi no longer holds that position, then WP is to propose three replacements and Messrs. Wechsler and Gelfond shall select one of those proposed for appointment by the Board as the Non-Executive Chairman. Each of Messrs. Wechsler and Gelfond is entitled to be appointed as a Co-Chairman or Chairman of the Corporation as long as he is a Co-Chief Executive Officer or the Chief Executive Officer of the Corporation. The Agreement provides that the duties of the Non-Executive Chairman and the Co-Chief Executive Officers shall be as set forth in the Bylaws, including the requirement that the following actions be approved by the Non-Executive Chairman and at least one of the Co-Chief Executive Officers: setting the dates and times of meetings of the directors and shareholders (other than normal quarterly Board of Directors, and annual shareholders' meetings), setting the agenda of such meetings, and appointing members of committees of the Board of Directors other than persons designated by WP and Messrs. Wechsler and Gelfond as provided in the Shareholders' Agreement. Each of WP and Messrs. Wechsler and Gelfond have the right to designate one director to serve on each committee of the Board of Directors of the Corporation, provided that each such person meets applicable regulatory requirements.

     Each of WP and Messrs. Wechsler and Gelfond have agreed to use their best efforts to cause there no longer to be CEO Advisors as of the date upon which all of the WP Employee Designees are elected as directors of the Corporation. After that date, none of WP or Messrs. Wechsler and Gelfond shall take any action to reestablish the CEO Advisors and the majority approval requirements described below under "Standstill Agreement" would apply.

Registration Rights Agreement

     The Corporation, WP and Messrs. Wechsler and Gelfond have also entered into a registration rights agreement (the "Registration Rights Agreement") dated as of February 9, 1999, which carries forward the corresponding provisions of the June 16, 1994 shareholders agreement, and pursuant to which each of WP and Messrs. Wechsler and Gelfond have certain rights to cause the Corporation to use its best efforts to register their securities under the U.S. Securities Act of 1933. WP is entitled to effect up to four demand registrations and Messrs. Wechsler and Gelfond are entitled to make two such demand registrations. WP and Messrs. Wechsler and Gelfond also have unlimited piggy-back rights to register their securities under the Registration Rights Agreement whenever the Corporation proposes to register any securities under the U.S. Securities Act, other than the registration of securities pursuant to an initial public offering or the registration of securities upon Form S-4 or S-8 under the U.S. Securities Act or filed in connection with an exchange offer or an offering of securities solely to the Corporation's existing shareholders. In addition to these provisions, if Messrs. Wechsler and Gelfond hold at least 25% of their original holdings, WP has recouped its original investment plus a 30% compounded annual return on such investment, and WP initiates the sale of the Corporation, then for 60 days thereafter, WP will enter into exclusive negotiations with Messrs. Gelfond and Wechsler, and for another 60 days thereafter WP may not enter into an agreement for the sale of the Corporation to a third party. The Registration Rights Agreement also provides that Messrs. Wechsler and Gelfond will have the right from March 1 to March 31 in any, but only one, of 1999, 2000 and 2001, to notify the Corporation of their decision to require the Corporation to take action to liquidate their common shares. The Corporation is required to use its best efforts to cause at its option either (i) the sale of the Corporation within a period of 180 days from receipt of the notice to liquidate, (ii) the filing of a registration statement pursuant to the U.S. Securities Act within a period of 120 days from its receipt of the notice to liquidate, or (iii) purchase the securities owned by Messrs. Gelfond and Wechsler for cash at the fair market value as agreed upon by the Corporation and Messrs. Gelfond and Wechsler within 20 days of the notice to liquidate, or in the event of their failure to reach an agreement, as determined by a procedure utilizing nationally recognized investment banking firms. In the event that Messrs. Gelfond and Wechsler exercise their rights to require the Corporation to take such action, they may be entitled to certain cash bonus payments as described above under "Executive Compensation - Employment Contracts".

     The former shareholders of the Corporation have substantially similar piggyback registration rights that commenced on March 1, 1996 pursuant to the terms of the Selling Shareholders' Agreement (as defined below).

     WP, Messrs. Gelfond and Wechsler, and the former shareholders of Predecessor Imax have entered into another shareholders' agreement (the "Selling Shareholders' Agreement") which includes, among other things, registration rights, tag along rights and drag along rights.

Item 13. Certain Relationships and Related Transactions

Standstill Agreement

     The Corporation, each of Messrs. Wechsler and Gelfond and WP entered into an Amended and Restated Standstill Agreement (the "Standstill Agreement") as of February 9, 1999 which amends and restates the previous Standstill Agreement dated June 16, 1994. Under the terms of the Standstill Agreement, WP agreed to vote in any election for directors in favour of each person nominated by the then current Board of Directors, not to participate in or facilitate proxy contests, not to deposit into a voting trust or subject voting securities to an agreement with respect to voting such securities, not to acquire or affect or attempt to acquire or effect control of the Corporation or to participate in a "group" as defined pursuant to Section 13(d) of the U.S. Securities Exchange Act of 1934, which owns or seeks to acquire beneficial ownership or control of the Corporation, and not to attempt to influence the Corporation except through normal Board of Directors' processes. In addition, the parties agreed that the CEO Advisors currently provided for in the Articles and By-laws of the Corporation would cease to exist upon the election of those directors (the "WP Employee Designees") WP is to have the right to designate as provided in the Second Amended and Restated Shareholders' Agreement (the "Shareholders' Agreement'), which was also entered into by those same parties as of February 9, 1999. To accomplish this, the Corporation agreed to submit to its shareholders at the Meeting resolutions to amend the Articles and Bylaws to delete reference to the CEO Advisors, and each of the parties to the Standstill Agreement agreed to use their best efforts so to amend the Articles and Bylaws as of the date on which all of the WP Employee Designees are elected or appointed as directors of the Corporation. The Standstill Agreement continues in effect until the earlier of June 30, 2001, unless extended by WP at its option for successive one year terms until March 1, 2004, or the date upon which WP holds less than 700,000 Common shares.

     As noted above, shareholders are to be asked at the Meeting for their approval of resolutions, the effect of which will be to delete from the Articles of the Corporation those provisions establishing the CEO Advisors, effective upon the date of the election or appointment to the Board of Directors of the Corporation of all of the WP Employee Designees and to set forth the requirement that certain matters be approved by 75% of the directors then in office. These matters are: (i) hiring or terminating the employment of the Chief Executive Officer or any Co-Chief Executive Officer of the Corporation; (ii) issuing any shares of capital stock for a purchase price, or incurring indebtedness, in an amount of US$25 million or more; (iii) disposing of any material single asset, or all or substantially all of the assets of the Corporation or approving the sale or merger of the Corporation; (iv) acquiring a substantial interest in any other entity or entering into any major strategic alliance; and (v) entering into or changing the terms of any agreement or transaction with WP or Messrs. Wechsler and Gelfond (other than agreements in the ordinary course of business, such as employment agreements). Prior to that date, the current provisions of the Articles and Bylaws of the Corporation relating to the CEO Advisors would remain in effect. The Articles and Bylaws currently provide that if the Board of Directors appoints CEO Advisors to the CEO and the Board of Directors with respect to the extraordinary matters set forth below (the "Extraordinary Matters"), then any action of the Board of Directors with respect to an Extraordinary Matter requires the unanimous approval of the directors unless the CEO Advisors have unanimously recommended that the Board of Directors approve the action, in which case a simple majority of the Board of Directors is required to approve the action. The By-laws of the Corporation provide that: (a) the CEO Advisors are comprised of three or five individuals; (b) the CEO Advisors have the responsibility of being available to the CEO to consult with him on the Extraordinary Matters prior to the implementation of any decisions related to such matters, and prior to any request that the Board of Directors consider any such matters; (c) the CEO is required to consult with the CEO Advisors on the Extraordinary Matters prior to the implementation of any decisions related to such matters, and prior to any request that the Board of Directors consider any such matters; (d) the CEO Advisors have the responsibility of being available to consult with the Board of Directors on any Extraordinary Matters and they may provide the Board of Directors with their views on any such matters, and (e) the CEO Advisors have no power to make any decisions on any matters and are not a committee of the Board of Directors for any purpose. Messrs. Wechsler and Gelfond and Mr. Townsend Ziebold, the designee of WP, currently serve as the CEO Advisors. Pursuant to the employment agreements described above under "Employment Contracts" each of Messrs. Wechsler and Gelfond are to be designated as CEO Advisors. Under the Corporation's By-laws, the Board of Directors has the power to terminate a CEO Advisor, subject to the contractual obligations of the employment agreements and the Standstill Agreement.

     Under the current Articles and By-laws the following decisions of the Board of Directors are considered "Extraordinary Matters": (a) hiring or firing the CEO or the Corporation's primary external lawyers or accountants; (b) incurring any capital expenditure in excess of Cdn. $5 million; (c) incurring indebtedness in amount of Cdn. $10 million or lending money to, or guaranteeing obligations of, others; (d) commencing or settling litigation other than in the ordinary course or that is likely to have material impact on the Corporation; (e) entering into contracts or transactions outside of the ordinary course of business providing for payments in any fiscal year in excess of Cdn. $5 million;
(f) disposing of any material single asset, or all or substantially all of the assets of the Corporation; (g) acquiring a substantial interest in any other entity (other than joint ventures under Cdn. $10 million) or entering into any major strategic alliance; (h) changing the nature of the Corporation's business or entering into new line of business; (i) entering into or changing terms of any agreements or transactions with WP, Mr. Gelfond and Mr. Wechsler; (j) issuing any shares of capital stock; (k) doing or permitting any act whereby the Corporation would be bankrupt; (l) approving annual budgets and operating targets; and (m) hiring or firing any officer or employee of the Corporation paid more than Cdn. $175,000 per annum (increased by 6% per annum beginning with the end of the financial year ended December 31, 1994).

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1)   Financial Statements

      The consolidated financial statements filed as part of this Report are included in Part II.

      (a)(2)   Financial Statement Schedules

      No financial statement schedules are required to be filed as part of this Report.

      (a)(3)   Exhibits

The Items listed as Exhibits 10.1 to 10.12 relate to management contracts or compensatory plans or arrangements.

Exhibit
No.       Description
---       -----------

3.1 Articles of Incorporation of Imax Corporation. Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form F-1 (File No. 33-77536)(the "Registration Statement").
3.2       Bylaw No. 1 of Imax Corporation. Incorporated by reference to Exhibit
          3.2 to the Registration Statement.

Exhibit
No.          Description
---          -----------

4.1 Share Option Agreement, dated as of March 1, 1994, between WGIM Acquisition Corporation and Douglas Trumbull. Incorporated by reference to Exhibit 4.6 to the Registration Statement.
4.2 Amended and Restated Shareholders' Agreement, dated as of June 16, 1994 (the "Shareholders' Agreement"), by and among Imax Corporation, Wasserstein Perella Partners, L.P., Wasserstein Perella Offshore Partners, L.P., WPPN, Inc., Richard L. Gelfond and Bradley J. Wechsler, Revere Equity Corp. and Chemical Equity Associates. Incorporated by reference to Exhibit 4.7 to Form 10-K/A for the year ended December 31, 1994.
4.3 Standstill Agreement, dated as of June 16, 1994, among Imax Corporation, Wasserstein Perella Partners, L.P., Wasserstein Perella Offshore Partners, L.P. and WPPN, Inc. Incorporated by reference to Exhibit 4.8 to Form 10-K/A for the year ended December 31, 1994.
4.4 Shareholders' Agreement, dated as of January 3, 1994, among WGIM Acquisition Corporation, the Selling Shareholders as defined therein, Wasserstein Perella Partners, L.P., Wasserstein Perella Offshore Partners, L.P., Bradley J. Wechsler, Richard L. Gelfond and Douglas Trumbull (the "Selling Shareholders' Agreement"). Incorporated by reference to Exhibit 4.9 to the Registration Statement.
4.5 Amendment, dated as of March 1, 1994, to the Selling Shareholders' Agreement. Incorporated by reference to Exhibit 4.10 to the Registration Statement.
4.6 Letter, dated as of January 3, 1994, from WP and GW Shareholders (as defined in the Selling Shareholders' Agreement) to Douglas Trumbull. Incorporated by reference to Exhibit 4.11 to the Registration Statement.
4.7 Indenture, dated as of March 1, 1994, between WGIM Acquisition Corporation and Continental Bank, National Association, as Trustee. Incorporated by reference to Exhibit 10.2 to the Registration Statement.
4.8 Indenture, dated as of April 9, 1996, between Imax Corporation and Chemical Bank, as Trustee, related to the issue of the 5 3/4% Convertible Subordinated Notes due April 1, 2003. Incorporated by reference to Exhibit 4.3 to Amendment No.1 to the Company's Registration Statement on Form F-3 (File No.333-5212).
*4.9 Indenture, dated as of December 4, 1998 between Imax Corporation and U.S. Bank Trust, N.A., as Trustee, related to the issue of the 7.875% Senior Notes due December 1, 2005.
             Registrant agrees to provide copies of instruments with respect to long-term debt and its working capital facility, which do not exceed 10 % of the total assets of the registrant and its subsidiaries on a consolidated basis, to the Commission upon request.
*4.10 Shareholders Agreement, dated as of February 9, 1999 by and among Wasserstein Perella Partners, L.P., Wasserstein Perella Offshore Partners, L.P., WPPN Inc, the Michael J. Biondi Voting Trust, Bradley J. Wechsler and Richard L. Gelfond and Imax Corporation.
*4.11 Standstill Agreement, dated as of February 9, 1999 by and among Wasserstein Perella Partners, L.P., Wasserstein Perella Offshore Partners, L.P., WPPN Inc, and the Michael J. Biondi Voting Trust, Imax Corporation, Richard L. Gelfond and Bradley J. Wechsler.

Exhibit
No.          Description
---          -----------

*4.12 Registration Rights Agreement, dated as of February 9, 1999, by and among Imax Corporation, Wasserstein Perella Partners, L.P., Wasserstein Perella Offshore Partners, L.P., WPPN Inc, the Michael
             J. Biondi Voting Trust, Bradley J. Wechsler and Richard L. Gelfond.
10.1 Consulting Agreement, dated as of June 11, 1997, between Imax Corporation and I. Graeme Ferguson. Incorporated by reference to
             Exhibit 10.3 to Form 10-K for the year ended December 31, 1997.
10.2 Employment Agreement, dated as of January 1, 1997, between Imax Corporation and Bradley J. Wechsler. Incorporated by reference to
             Exhibit 10.4 to Form 10-K for the year ended December 31, 1997.
10.3 Employment Agreement, dated as of January 1, 1997, between Imax Corporation and Richard L. Gelfond. Incorporated by reference to
             Exhibit 10.5 to Form 10-K for the year ended December 31, 1997.
10.4 Employment Agreement, dated as of January 16, 1991, and amending letter of August 31, 1992 between Imax Corporation and John M. Davison. Incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended December 31, 1997.
10.5 Employment Agreement, dated as of July 15, 1997 between David Keighley Productions 70MM Inc. and David B. Keighley. Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 1997.
10.6         Form of Imax Corporation Amended and Restated Share Option Plan.
             Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No.333-5720).
10.7 Share Option Agreement, dated as of April 8, 1994 between Imax Corporation and John M. Davison. Incorporated by reference to
             Exhibit 10.15 to the Registration Statement.
10.8 Employment Agreement, dated August 8, 1995, between Imax Corporation and Christian Jorg. Incorporated by reference to
             Exhibit 10.13 to Form 10-K for the year ended December 31, 1996.
10.9 Employment Agreement, dated July 1, 1998 between Imax Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 1998.
10.10 Employment Agreement, dated July 1, 1998 between Imax Corporation and Bradley J. Wechsler. Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 1998.
*10.11 Employment Agreement, dated October 8, 1998 (and effective from January 1, 1998) between Imax Corporation and Andrew Gellis.
*10.12 Amending Agreement, dated as of August 8, 1998 between Imax Corporation and Christian Jorg and letter agreement dated January 21, 1999.

*21          Subsidiaries of Imax Corporation.

*23          Consent of PricewaterhouseCoopers LLP.

*24          Power of Attorney of certain directors.

* Filed herewith

      (b) No reports on Form 8-K were filed by the registrant during the quarter ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                IMAX CORPORATION

                                                           By      /S/ JOHN M.  DAVISON
                                                              ---------------------------------------
                                                                       John M. Davison
                                                               Chief Operating Officer and Chief
                                                                   Financial Officer

Date: March 29, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 1999.


        /S/ BRADLEY J. WECHSLER                /S/ RICHARD L. GELFOND
-----------------------------------          ------------------------------
         Bradley J. Wechsler                     Richard L. Gelfond
            Director and                            Director and
     Co-Chief Executive Officer              Co-Chief Executive Officer
   (Principal Executive Officer)            (Principal Executive Officer)

         /S/ JOHN M. DAVISON                    /S/ MARK J. THORNLEY                 GARTH M. Girvan *
---------------------------------          --------------------------------    --------------------------
           John M. Davison                          Mark J. Thornley                 Garth M. Girvan
            Director and                       Vice President, Finance                  Director
       Chief Operating Officer             (Principal Accounting Officer)
    and Chief Financial Officer
   (Principal Financial Officer)

          GRAEME FERGUSON *                       PHILIP C. MOORE *                   MILES NADAL *
---------------------------------          --------------------------------    --------------------------
           Graeme Ferguson                        Philip C. Moore                     Miles Nadal
              Director                                Director                         Director

           MICHAEL FUCHS *                       MURRAY B. KOFFLER*                    MARC A. UTAY*
---------------------------------          --------------------------------    --------------------------
            Michael Fuchs                         Murray B. Koffler                    Marc A. Utay
              Director                                Director                          Director

                                                           By    *     /S/ JOHN M. DAVISON
                                                               --------------------------------------
                                                               John M. Davison (as attorney-in-fact)