Form 10-Q
period 1999-03-31
IMAX CORP
filed 1999-05-17
CIK 921582

================================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999
                                                --------------

                                      OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 0-24216


                               Imax Corporation
            (Exact name of registrant as specified in its charter)


                   Canada                                       98-0140269
        -----------------------------------               ---------------------
        (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                    Identification Number)


        2525 Speakman Drive, Mississauga, Ontario, Canada       L5K 1B1
        ---------------------------------------------------     -------------
        (Address of principal executive offices)                (Postal Code)


        Registrant's telephone number, including area code (905) 403-6500
                                                           --------------

                                    NONE
        -------------------------------------------------------------
        (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X     No
                                        -----     -----

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                          Outstanding as of April 30, 1999
------------------------                       --------------------------------
Common stock, no par value                                29,802,888

                               IMAX CORPORATION

                                     INDEX



                                                                       Page
                                                                       ----

PART I.         FINANCIAL INFORMATION


     Item 1.    Financial Statements                                     3

     Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations           10

     Item 3.    Quantitative and Qualitative Factors about Market Risk  13


PART II.        OTHER INFORMATION


     Item 1.    Legal Proceedings                                       14

     Item 6.    Exhibits and Reports on Form 8-K                        15

     Signatures                                                         16



FORWARD LOOKING INFORMATION


Certain statements included herein may constitute "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, but are not limited to, references to future capital expenditures (including the amount and nature thereof), business strategies and measures to implement strategies, competitive strengths, goals, expansion and growth of its business and operations, plans and references to the future success of the Company. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the expectations and predictions of the Company is subject to a number of risks and uncertainties, including, but not limited to, general economic, market or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by the Company; competitive actions by other companies; conditions in the out-of-home entertainment industry; changes in laws or regulations; risks associated with investments and operations in foreign jurisdictions and any future international expansion, including those related to economic, political and regulatory policies of local governments and laws and policies of the United States and Canada; and the potential impact of increased competition in the markets the Company operates within and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made herein are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, the Company.

                               IMAX CORPORATION

                                                                        Page
                                                                        ----
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements


          The following condensed consolidated financial statements are filed as part of this Report:

          Condensed Consolidated Balance Sheets as at March 31, 1999
          and December 31, 1998                                           4

          Condensed Consolidated Statements of Operations for the three
          month periods ended March 31, 1999 and 1998                     5

          Condensed Consolidated Statements of Cash Flow
          for the three month periods ended March 31, 1999 and 1998       6

          Notes to Condensed Consolidated Financial Statements            7

                                 IMAX CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
        In accordance with U.S. Generally Accepted Accounting Principles
                         (in thousands of U.S. dollars)
                                  (unaudited)

                                                                              March 31,            December 31,
                                                                                1999                   1998
                                                                        ---------------------  ---------------------
Assets

Current assets
  Cash and cash equivalents                                                          $155,026               $143,566
  Short-term marketable securities                                                     28,832                 39,305
  Accounts receivable                                                                  47,219                 45,217
  Current portion of net investment in leases                                           9,289                  9,303
  Inventories and systems under construction (note 2)                                  21,748                 18,747
  Prepaid expenses                                                                      4,800                  3,766
                                                                                     --------               --------
     Total current assets                                                             266,914                259,904

Long-term marketable securities                                                         5,712                 20,070
Net investment in leases                                                               80,420                 79,124
Film assets                                                                            36,566                 34,885
Capital assets                                                                         50,560                 46,563
Goodwill                                                                               37,656                 38,129
Other assets                                                                           11,780                 11,416
                                                                                     --------               --------
     Total assets                                                                    $489,608               $490,091
                                                                                     ========               ========

Liabilities
Current liabilities
  Accounts payable                                                                   $  7,023               $  9,882
  Accrued liabilities                                                                  29,017                 30,153
  Current portion of deferred revenue                                                  18,926                 22,062
  Income taxes payable                                                                    121                    435
                                                                                     --------               --------
     Total current liabilities                                                         55,087                 62,532

Deferred revenue                                                                       18,261                 15,005
Senior notes                                                                          200,000                200,000
Convertible subordinated notes                                                        100,000                100,000
Deferred income taxes                                                                  23,469                 23,263
                                                                                     --------               --------
     Total liabilities                                                                396,817                400,800
                                                                                     --------               --------

Minority interest                                                                       5,255                  4,845
                                                                                     --------               --------

Commitments and contingencies (notes 3 and 4)

Shareholders' equity
Capital stock                                                                          56,367                 55,236
Retained earnings                                                                      31,448                 29,436
Other comprehensive items                                                                (279)                  (226)
                                                                                     --------               --------

     Total shareholders' equity                                                        87,536                 84,446
                                                                                     --------               --------

     Total liabilities and shareholders' equity                                      $489,608               $490,091
                                                                                     ========               ========

       (See accompanying notes to the condensed consolidated financial statements on pages 7 to 9.)

                               IMAX CORPORATION
                CONDENSED CONSOLIDATED  STATEMENTS OF OPERATIONS
        In accordance with U.S. Generally Accepted Accounting Principles
            (in thousands of U.S. dollars, except per share amounts)
                                  (unaudited)


                                                                                Three months ended March 31,
                                                                                1999                   1998
                                                                        ---------------------  ---------------------
Revenue
Systems                                                                              $22,420                $26,364
Films                                                                                  8,622                  7,133
Other                                                                                  5,701                  2,873
                                                                                     -------                -------
                                                                                      36,743                 36,370

Costs and expenses                                                                    20,213                 15,326
                                                                                     -------                -------

Gross margin                                                                          16,530                 21,044
Loss from equity accounted investees                                                     118                    267
Selling, general and administrative expenses                                           7,989                  9,434
Research and development                                                                 475                    729
Amortization of intangibles                                                              473                    629
                                                                                     -------                -------

Earnings from operations                                                               7,475                  9,985

Interest income                                                                        2,411                  1,262
Interest expense                                                                      (5,833)                (3,287)
Foreign exchange loss                                                                    (83)                   (73)
                                                                                     -------                -------

Earnings before income taxes and minority interest                                     3,970                  7,887

Provision for income taxes                                                            (1,547)                (3,468)
                                                                                     -------                -------

Earnings before minority interest                                                      2,423                  4,419

Minority interest                                                                       (410)                  (220)
                                                                                     -------                -------

Net earnings                                                                         $ 2,013                $ 4,199
                                                                                     =======                =======

Earnings per share (note 5)
  Basic                                                                                $0.07                  $0.14
  Diluted                                                                              $0.07                  $0.14

       (See accompanying notes to the condensed consolidated financial statements on pages 7 to 9.)

                                IMAX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
        In accordance with U.S. Generally Accepted Accounting Principles
                         (in thousands of U.S. dollars)
                                  (unaudited)


                                                                                Three months ended March 31,
                                                                                1999                   1998
                                                                        ---------------------  ---------------------

Cash provided by (used in):

Operating Activities
Net earnings                                                                        $  2,013                $ 4,199
Items not involving cash:
  Depreciation and amortization                                                        5,662                  3,548
  Deferred income taxes                                                                  600                  2,287
  Loss from equity accounted investees                                                   118                    267
  Minority interest                                                                      410                    220
  Other                                                                                  (19)                  (435)
Change in net investment in leases                                                    (1,306)                (8,090)
Change in deferred revenue on film production                                          1,942                  2,538
Changes in non-cash operating assets and liabilities                                 (12,430)                (2,528)
                                                                                    --------                -------

Net cash  (used in) provided by operating activities                                  (3,010)                 2,006
                                                                                    --------                -------

Investing Activities
Decrease in marketable securities                                                     24,813                  4,042
Increase in film assets                                                               (4,112)                (3,758)
Purchase of capital assets                                                            (5,347)                (2,869)
Increase in other assets                                                              (1,600)                  (260)
                                                                                    --------                -------

Net cash provided by (used in) investing activities                                   13,754                 (2,845)
                                                                                    --------                -------

Financing Activities
Class C preferred shares dividends paid                                                 (365)                  (386)
Common shares issued                                                                   1,131                    917
                                                                                    --------                -------

Net cash provided by financing activities                                                766                    531
                                                                                    --------                -------

Effect of exchange rate changes on cash                                                  (50)                   (32)
                                                                                    --------                -------

Increase (decrease) in cash and cash equivalents during the period                    11,460                   (340)

Cash and cash equivalents, beginning of period                                       143,566                 64,069
                                                                                    --------                -------

Cash and cash equivalents, end of period                                            $155,026                $63,729
                                                                                    ========                =======


       (See accompanying notes to the condensed consolidated financial statements on pages 7 to 9.)

                               IMAX CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       In accordance with U.S. Generally Accepted Accounting Principles
    (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
           For the Three Month Periods Ended March 31, 1999 and 1998
                                  (unaudited)


1.   Basis of Presentation

     The consolidated financial statements include the accounts of Imax Corporation and its wholly owned and majority owned subsidiaries. The nature of the Company's business is such that the results of operations for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

     These financial statements should be read in conjunction with the Company's most recent annual report on Form 10-K for the year ended December 31, 1998 which should be consulted for a summary of the significant accounting policies utilized by the Company.

2.   Inventories and Systems Under Construction:


                                        March 31,            December 31,
                                           1999                  1998
                                   --------------------  --------------------

Raw materials                                   $10,062               $ 7,555
Work-in-process                                  10,776                10,686
Finished goods                                      910                   506
                                                -------               -------
                                                $21,748               $18,747
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

     To fund a portion of its Canadian dollar costs in 1999 and 2000, the Company had entered into forward exchange contracts as at March 31, 1999 to hedge the conversion of $41.0 million of its cash flow into Canadian dollars at an average exchange rate of Canadian $1.48 per U.S. dollar. The Company recognizes exchange gains or losses on the forward exchange contracts when the contracts mature.

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

     These hedging contracts are expected to be held to maturity; however, if they were terminated on March 31, 1999, the Company would have realized a loss of approximately $0.4 million based on the then prevailing exchange rates.

                               IMAX CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
       In accordance with U.S. Generally Accepted Accounting Principles
    (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
           For the Three Month Periods Ended March 31, 1999 and 1998
                                  (unaudited)


4.   Contingencies

(a) In April 1994, Compagnie France Film Inc. filed a claim against the Company in the Superior Court in the District of Montreal, in the Province of Quebec, alleging breach of contract and bad faith in respect of an agreement which the plaintiff claims it entered into with the Company for the establishment of an IMAX theater in Quebec City, Quebec, Canada. The plaintiffs claimed damages of Canadian $4.6 million, together with expenses and pre-judgment interest. Compagnie France Film had also incorporated a shell company, 3101-8450 Quebec Inc. ("3101"). 3101 was sued in an unrelated action to which the Company was not a party and, in February 1996, was found liable to pay damages in the amount of Canadian $2.5 million. Subsequent to that judgment 3101 intervened in the lawsuit between Compagnie France Film and the Company in order to claim such amount from the Company. In a decision rendered in April 1998, the Court dismissed the plaintiffs' claims with costs. In May 1998, Compagnie France Film Inc. and 3101 both filed appeals to the Court of Appeal. The Company believes that it will be successful in responding to these appeals and the ultimate loss, if any, will not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of this litigation.


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

5.    Earnings Per Share

     Reconciliations of the numerators and denominators of the basic and diluted per-share computations are as follows:

                                                  Three months ended March 31,
                                                     1999              1998
                                                  ----------        ----------
Net earnings available to common shareholders:

Net earnings                                          $2,013            $4,199
less:
 Accrual of dividends on preferred shares                  -               (43)
 Accretion of discount of preferred shares                 -               (44)
                                                      ------            ------
                                                      $2,013            $4,112
                                                      ======            ======

                               IMAX CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
       In accordance with U.S. Generally Accepted Accounting Principles
    (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
           For the Three Month Periods Ended March 31, 1999 and 1998
                                  (unaudited)

5.

Earnings Per Share (Cont'd)

                                                                                Three months ended March 31,
                                                                                1999                   1998
                                                                        ---------------------  ---------------------
Weighted average number of common shares (000's):

Issued and outstanding at beginning of period                                          29,478                 29,115
Weighted average shares issued in the period                                               89                     54
                                                                                       ------                 ------
Weighted average used in computing basic earnings per share                            29,567                 29,169

Assumed exercise of stock options, net of shares assumed
 acquired under the Treasury Stock Method                                                 910                  1,232
                                                                                       ------                 ------
Weighted average used in computing diluted earnings per share                          30,477                 30,401
                                                                                       ======                 ======

     Common shares potentially issuable pursuant to the Convertible Subordinated Notes would have an antidilutive effect on earnings per share and have not been included in the above computations.

6.   Segmented Information

     There has been no change in the basis of segmentation or in the basis of measurement of segment profit or loss from the Company's most recent annual report on Form 10-K for the year ended December 31, 1998. Intersegment transactions are not significant.

                                                                               Three months ended March 31
                                                                                1999                  1998
                                                                        --------------------  --------------------
Revenue
  Systems                                                                            $22,420               $26,364
  Films                                                                                8,622                 7,133
  Other                                                                                5,701                 2,873
                                                                                     -------               -------
  Total consolidated revenues                                                        $36,743               $36,370
                                                                                     =======                =======

Earnings (loss) from operations
  Systems                                                                            $10,733                $15,247
  Films                                                                                   51                  1,275
  Other                                                                                  174                   (869)
  Corporate overhead                                                                  (3,483)                (5,668)
                                                                                     -------                -------
  Consolidated earnings from operations                                              $ 7,475                $ 9,985
                                                                                     =======                =======

                                 IMAX CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Theater Signings and Backlog

During the first quarter of 1999, the Company signed contracts for 11 IMAX theater systems valued at $32.5 million, compared to the $31.6 million value of the 12 third-party contracts signed in the first quarter of 1998. The majority of theater signings for the first quarter of 1999 were for commercial and international locations and included an agreement with Medusa Film SpA, Italy's largest theater chain, to open six IMAX theaters across Italy. As a result of these theater signings, the Company's sales backlog grew to $192.9 million at March 31, 1999, a 10% increase from $175.8 million at December 31, 1998.

The Company's sales backlog at March 31, 1999 represents contracts for 80 theater systems, including 12 theater systems which will be located at theaters in which the Company will have an equity interest and one upgrade of an existing theater to IMAX 3D. The Company's sales backlog will vary from quarter to quarter depending on the signing of new systems which adds to backlog and the delivery of systems which reduces backlog. Sales backlog represents the minimum revenues under signed system sale and lease agreements that will be recognized as revenue as the associated theater systems are delivered. The minimum revenue comprises the upfront fees plus the present value of the minimum royalties due under sales-type lease agreements for the first 10 years of the initial lease term. The value of sales backlog does not include revenues from theaters in which the Company has an equity interest, letters of intent or long-term conditional theater commitments.

Three months ended March 31, 1999 versus three months ended March 31, 1998

The Company reported net earnings of $2.0 million or $0.07 per share on a diluted basis for the first quarter of 1999 compared to $4.2 million or $0.14 per share on a diluted basis for the first quarter of 1998, reflecting the expected reduction in theater system deliveries for the first quarter of 1999 compared to the first quarter in 1998.

The Company recorded revenues for the first quarter of 1999 of $36.7 million, slightly higher than the $36.4 million recorded in the corresponding quarter last year. A decline in systems revenue was more than offset by increases in film and other revenues.

Systems revenue, which includes revenue from theater system sales and leases, royalties and maintenance fees, decreased approximately 15% to $22.4 million in the first quarter of 1999 from $26.4 million in the same quarter last year. The Company delivered six theater systems in the first quarter of 1999 compared to eight theater systems in the first quarter of 1998. Recurring revenues from royalties and maintenance fees increased 5% in the first quarter of 1998 over the corresponding period last year as a result of growth in the IMAX theater network.

Film revenue comprises revenue recognized from film production, film distribution and film post-production activities. Film revenue increased 21% to $8.6 million in the first quarter of 1999 from $7.1 million in the same quarter last year primarily as a result of an increase in film distribution revenue. Film distribution revenue in the first quarter of 1999 increased 35% compared to the corresponding period last year due mainly to the strong performance of the Company's film, T-REX: Back to the Cretaceous which was released late in 1998. In addition, film post-production revenues increased 14% in the first quarter of 1999 over the same period in 1998.

Other revenues nearly doubled to $5.7 million in the first quarter of 1999 from $2.9 million in the prior year quarter. The Company earned revenues from two additional owned and operated theaters in the current quarter compared to the same quarter in 1998.

                                 IMAX CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Three months ended March 31, 1999 versus three months ended March 31, 1998 (Cont'd)

Gross margin for the first quarter of 1999 was $16.5 million compared to $21.0 million in the corresponding quarter last year, a decrease of 21%. Gross margin was approximately 45% of total revenue in the first quarter of 1999 compared to approximately 58% of total revenue in the same quarter of 1998. The decline in gross margin was due mainly to the higher proportion of film and other revenues (which have generally lower margins than systems revenues) but also to a decline in the film distribution margin in the first quarter of 1999 compared to the first quarter of 1998. The decline in the film distribution margin was due mainly to the amortization of production costs associated with the Company's film, T-REX: Back to the Cretaceous which was released in the fourth quarter of 1998 and contributed significantly to film distribution revenues in the first quarter of 1999.

Selling, general and administrative expenses were $8.0 million in the first quarter of 1999 compared to $9.4 million in the corresponding quarter last year. The decrease in selling, general and administrative expenses resulted from decreases in performance-based compensation, which had created a one-time charge in the first quarter of 1998, and litigation costs partially offset by increases in affiliate relations initiatives and staffing additions to the Company's film area, particularly marketing and distribution.

Research and development expenses were $0.5 million in the first quarter of 1999 compared to $0.7 million in the same period last year. The higher level of expenses in 1998 reflects costs associated with the development of a new sound system released in mid-1998.

Interest expense increased from $3.3 million in the first quarter of 1998 to $5.8 million in the first quarter of 1999 as a result of the $200 million Senior Notes which were issued on December 4, 1998.

The effective tax rate on earnings before taxes differs from the statutory tax rate and will vary from quarter to quarter primarily as a result of the amortization of goodwill, which is not deductible for tax purposes, and the provision of income taxes at different tax rates in foreign and other provincial jurisdictions. The effective tax rate in the first quarter of 1999 also benefited from an increase in manufacturing and processing tax credits associated with the Company's manufacturing activities.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company's principal source of liquidity included cash and cash equivalents of $155.0 million, trade accounts receivable of $47.2 million, net investment in leases due within one year of $9.3 million, marketable securities of $34.5 million, and the amounts receivable under contracts in backlog which are not yet reflected on the balance sheet. The Company also has unused lines of credit under a working capital facility of Canadian $1.9 million.

The 7.875% Senior Notes due December 1, 2005 are subject to redemption by the Company, in whole or in part, at any time on or after December 1, 2002 at redemption prices expressed as percentages of the principal amount for each 12-month period commencing December 1 of the years indicated: 2002 - 103.938%; 2003
- 101.969%; 2004 and thereafter - 100.000% together with interest accrued thereon to the redemption date and are subject to redemption by the Company prior to December 1, 2002 at a redemption price equal to 100% of the principal amount plus a "make whole premium". If certain changes result in the imposition of withholding taxes under Canadian law, the notes may be redeemed by the Company at a redemption price equal to 100% of the principal amount plus accrued interest to the date of redemption. In the event of a change in control, holders of the notes may require the Company to repurchase all or part of the notes at a price equal to 101% of the principal amount plus accrued interest to the date of repurchase.

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

In the first quarter of 1999, cash used in operating activities amounted to $3.0 million after the payment of $1.9 million of income taxes and working capital requirements. Working capital requirements included an increase of $2.0 million in accounts receivable, an increase of $3.2 million in inventory, due mainly to an increase in raw materials which were low at December 31, 1998 as a result of the high level of fourth quarter manufacturing required to meet delivery requirements and a $4.0 million decrease in accounts payable and accrued liabilities due to the timing of payments and the payment of preferred share redemption costs accrued at year-end.

Cash provided by investing activities in the first quarter of 1999 included a decrease in marketable securities of $24.8 million, partially offset by an increase in film assets of $4.1 million, primarily related to the Company's film, Galapagos and advances on other film productions, and expenditures totaling $5.3 million on capital assets, principally wholly-owned theaters and space cameras.

During the first quarter of 1999, cash provided by financing activities included $1.1 million of proceeds from common shares issued under the Company's stock option plan offset by a $0.4 million payment of accrued preferred share dividends.

The Company believes that cash flows from operations together with existing cash and marketable securities balances and the working capital facility will continue to be sufficient to meet cash requirements in the foreseeable future.

IMPACT OF THE YEAR 2000

The Year 2000 issue involves computer programs and embedded chips, which use two digit date fields, failing or creating errors as a result of the change in the century. The Company has assessed and continues to assess the impact of the Year 2000 issue on its operations including information technology systems, non-information technology systems and the readiness of facility and utility suppliers. The Company's information technology systems include its cost accounting and financial software systems. The Company successfully completed an upgrade of these systems in the first quarter of 1999 to versions that are Year 2000 ready.

                                IMAX CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

IMPACT OF THE YEAR 2000 (Cont'd)

The Company's non-information technology systems include the projection and sound systems. The Company has completed the evaluation of its projection system in the first quarter of 1999 at minimal cost and concluded that the performance of the projection system would not be negatively impacted by the change in the century. Sonics has been evaluating each of the subsystems of the sound system used in connection with the projection system. Sonics has concluded that the current standard sound systems hardware would not be negatively impacted by the change in the century. The software incorporates proprietary software elements in addition to "off-the-shelf" utility software. Sonics has evaluated the proprietary software elements and have concluded that they too would not be negatively impacted by the change in the century. Sonics has verified that the manufacturer of each purchased software element has tested and certified their product as Year 2000 ready. Sonics must still complete the testing of a few automation subsystems. These automation subsystems, however, are not part of every sound system. Sonics' service department will conduct a Year 2000 readiness test on each of the automation subsystems in use at IMAX theaters during its routine service visits. Sonics expects to complete such testing at minimal cost by the end of the second quarter of 1999. If there is a failure in a subsystem of a sound system to be Year 2000 ready, this failure would impact on the ability of a theater to present pre-show material but would not affect the theater's ability to present a 15/70-format film.

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

Item 3.  Quantitative and Qualitative Factors about Market Risk

The Company is exposed to market risk from changes in foreign currency rates. The Company does not use financial instruments for trading or other speculative purposes.

A substantial portion of the Company's revenues are denominated in U.S. dollars while a substantial portion of its costs and expenses are denominated in Canadian dollars. A portion of the net U.S. dollar flows of the Company are converted to Canadian dollars to fund Canadian dollar expenses, either through the spot market or through forward contracts. In Japan, the Company has ongoing operating expenses related to its operations. Net Japanese yen flows are converted to U.S. dollars generally through forward contracts to minimize currency exposure. The Company also has cash receipts under leases denominated in French francs and Japanese Yen which are converted to U.S. dollars generally through forward contracts to minimize currency exposure.

Contract amounts, average contractual exchange rates and fair values are disclosed in Note 3 to the Condensed Consolidated Financial Statements contained in Item 1.

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

Item 1.  Legal Proceedings (cont'd)

In addition to the litigation described above, the Company is currently involved in other litigation which, in the opinion of the Company's management, will not materially affect the Company's financial position or future operating results, although no assurance can be given with respect to the ultimate outcome for any such litigation.


Item 6.  Exhibits and Reports on Form 8-K

(b)      Reports on Form 8-K

         There were no reports filed on Form 8-K in the three-month period ended March 31, 1999.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       IMAX CORPORATION



Date:  May 14, 1999                    By: /s/ John M. Davison
-------------------                        ----------------------------
                                           John M. Davison
                                           Chief Operating Officer and
                                           Chief Financial Officer
                                           (Principal Financial Officer)


                                       By: /s/ Mark J. Thornley
                                           ----------------------------
                                           Mark J. Thornley
                                           Vice President, Finance
                                           (Principal Accounting Officer)