Form 10-Q
period 1999-06-30
IMAX CORP
filed 1999-08-16
CIK 921582

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999
                                                -------------

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
        (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                   Outstanding as of July 30, 1999
--------------------------------        -------------------------------
Common stock, no par value                       29,628,888

                               IMAX CORPORATION

                                     INDEX


                                                                          Page
                                                                          ----

PART I.            FINANCIAL INFORMATION

     Item 1.       Financial Statements                                     3

     Item 2.       Management's Discussion and Analysis of
                   Financial Condition and Results of Operations           11

     Item 3.       Quantitative and Qualitative Factors about Market Risk  17


PART II.           OTHER INFORMATION

     Item 1.       Legal Proceedings                                       18

     Item 4.       Submission of Matters to a Vote of Security Holders     19

     Item 6.       Listing of Exhibits and Reports on Form 8-K             19

     Signatures                                                            20


FORWARD LOOKING INFORMATION


Certain statements included herein may constitute "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, but are not limited to, references to future capital expenditures (including the amount and nature thereof), business strategies and measures to implement strategies, competitive strengths, goals, expansion and growth of its business and operations, plans and references to the future success of the Company and the known Year 2000 issues confronting the Company. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the expectations and predictions of the Company is subject to a number of risks and uncertainties, including, but not limited to, general economic, market or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by the Company; competitive actions by other companies; conditions in the out-of-home entertainment industry; changes in laws or regulations; risks associated with investments and operations in foreign jurisdictions and any future international expansion, including those related to economic, political and regulatory policies of local governments and laws and policies of the United States and Canada; the potential impact of increased competition in the markets the Company operates within; the availability of personnel with required remediation skills, the ability of the Company to identify and correct all relevant computer code and the success of third parties with whom the Company does business in addressing their Year 2000 issues and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made herein are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, the Company.

                                IMAX CORPORATION

                                                                                    Page
                                                                                    ----
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements


          The following condensed consolidated financial statements are filed as part of this Report:

          Condensed Consolidated Balance Sheets as at June 30, 1999
          and December 31, 1998                                                        4

          Condensed Consolidated Statements of Operations for the three
           and six month periods ended June 30, 1999 and 1998                          5

          Condensed Consolidated Statements of Cash Flow
          for the six month periods ended June 30, 1999 and 1998                       6

          Notes to Condensed Consolidated Financial Statements                         7

                                IMAX CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
    Amounts in accordance with U.S. Generally Accepted Accounting Principles
                         (in thousands of U.S. dollars)
                                  (unaudited)

                                                                                           June 30,     December 31,
                                                                                             1999          1998
                                                                                        -------------  -------------
Assets
Current assets
   Cash and cash equivalents                                                                 $135,405       $143,566
   Short-term marketable securities                                                            27,023         39,305
   Accounts receivable                                                                         46,294         45,217
   Current portion of net investment in leases                                                  9,458          9,303
   Inventories and systems under construction (note 2)                                         26,484         18,747
   Prepaid expenses                                                                             5,014          3,766
                                                                                        -------------  -------------
        Total current assets                                                                  249,678        259,904

Long-term marketable securities                                                                16,529         20,070
Net investment in leases                                                                       81,354         79,124
Film assets                                                                                    37,590         34,885
Capital assets                                                                                 56,231         46,563
Goodwill                                                                                       37,183         38,129
Other assets                                                                                   11,629         11,416
                                                                                        -------------  -------------
        Total assets                                                                         $490,194       $490,091
                                                                                        =============  =============

Liabilities
Current liabilities
   Accounts payable                                                                          $  6,041       $  9,882
   Accrued liabilities                                                                         23,374         30,153
   Current portion of deferred revenue                                                         22,015         22,062
   Income taxes payable                                                                           108            435
                                                                                        -------------  -------------
        Total current liabilities                                                              51,538         62,532

Deferred revenue                                                                               21,043         15,005
Senior notes                                                                                  200,000        200,000
Convertible subordinated notes                                                                100,000        100,000
Deferred income taxes                                                                          22,080         23,263
                                                                                        -------------  -------------
        Total liabilities                                                                     394,661        400,800
                                                                                        -------------  -------------

Minority interest                                                                               5,552          4,845
                                                                                        -------------  -------------

Commitments and contingencies (notes 3 and 4)

Shareholders' equity
Capital stock                                                                                  56,546         55,236
Retained earnings                                                                              33,644         29,436
Other comprehensive items                                                                        (209)          (226)
                                                                                        -------------  -------------

        Total shareholders' equity                                                             89,981         84,446
                                                                                        -------------  -------------

        Total liabilities and shareholders' equity                                           $490,194       $490,091
                                                                                        =============  =============



(See accompanying notes to the condensed consolidated financial statements on pages 7 to 9.)

                               IMAX CORPORATION
               CONDENSED CONSOLIDATED  STATEMENTS OF OPERATIONS
   Amounts in accordance with U.S. Generally Accepted Accounting Principles
           (in thousands of U.S. dollars, except per share amounts)
                                  (unaudited)


                                                           Three months ended June 30,          Six months ended June 30,
                                                              1999              1998              1999              1998
                                                        ----------------  ----------------  ----------------  ----------------
Revenue
Systems                                                         $18,889           $30,890          $ 41,309           $57,254
Films                                                            10,444             6,904            19,066            14,037
Other                                                             4,925             5,526            10,626             8,399
                                                        ----------------  ----------------  ----------------  ----------------
                                                                 34,258            43,320            71,001            79,690

Costs and expenses                                               18,544            18,621            38,757            33,947
                                                        ----------------  ----------------  ----------------  ----------------

Gross margin                                                     15,714            24,699            32,244            45,743

Loss from equity accounted investees                                 44               411               162               678
Selling, general and administrative expenses                      8,269             8,462            16,258            17,896
Research and development                                            812               630             1,287             1,359
Amortization of intangibles                                         472               630               945             1,259
                                                        ----------------  ----------------  ----------------  ----------------

Earnings from operations                                          6,117            14,566            13,592            24,551

Interest income                                                   2,858             1,142             5,269             2,404
Interest expense                                                 (5,181)           (3,330)          (11,014)           (6,617)
Foreign exchange gain (loss)                                        296              (156)              213              (229)
                                                        ----------------  ----------------  ----------------  ----------------

Earnings before income taxes and minority interest                4,090            12,222             8,060            20,109

Provision for income taxes                                       (1,597)           (5,679)           (3,144)           (9,147)
                                                        ----------------  ----------------  ----------------  ----------------

Earnings before minority interest                                 2,493             6,543             4,916            10,962

Minority interest                                                  (297)             (382)             (707)             (602)
                                                        ----------------  ----------------  ----------------  ----------------

Net earnings                                                    $ 2,196           $ 6,161          $  4,209           $10,360
                                                        ================  ================  ================  ================

Earnings per share (note 5)
   Basic                                                        $  0.07           $  0.21          $   0.14           $  0.35
   Diluted                                                      $  0.07           $  0.20          $   0.14           $  0.34



(See accompanying notes to the condensed consolidated financial statements on pages 7 to 9.)

                                IMAX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
    Amounts in accordance with U.S. Generally Accepted Accounting Principles
                         (in thousands of U.S. dollars)
                                  (unaudited)


                                                                                       Six months ended June 30,
                                                                                       1999                  1998
                                                                               --------------------  --------------------
Cash provided by (used in):

Operating Activities
Net earnings                                                                               $  4,209              $ 10,360
Items not involving cash:
        Depreciation and amortization                                                        11,193                 8,068
        Deferred income taxes                                                                  (592)                6,706
        Loss from equity accounted investees                                                    162                   678
        Minority interest                                                                       707                   602
        Other                                                                                  (199)                 (228)
Change in net investment in leases                                                           (2,339)              (17,579)
Change in deferred revenue on film production                                                 1,945                 2,799
Changes in non-cash operating assets and liabilities                                        (17,547)               (4,411)
                                                                               --------------------  --------------------

Net cash (used in) provided by operating activities                                          (2,461)                6,995
                                                                               --------------------  --------------------

Investing Activities
Decrease in marketable securities                                                            15,757                 1,296
Increase in film assets                                                                      (8,088)               (7,712)
Purchase of capital assets                                                                  (12,381)               (5,409)
Increase in other assets                                                                     (1,993)               (2,144)
                                                                               --------------------  --------------------

Net cash used in investing activities                                                        (6,705)              (13,969)
                                                                               --------------------  --------------------

Financing Activities
Class C preferred shares dividends paid                                                        (365)                 (386)
Common shares issued                                                                          1,310                 1,276
                                                                               --------------------  --------------------

Net cash provided by financing activities                                                       945                   890
                                                                               --------------------  --------------------

Effect of exchange rate changes on cash                                                          60                   (46)
                                                                               --------------------  --------------------

Decrease in cash and cash equivalents during the period                                      (8,161)               (6,130)

Cash and cash equivalents, beginning of period                                              143,566                64,069
                                                                               --------------------  --------------------

Cash and cash equivalents, end of period                                                   $135,405              $ 57,939
                                                                               ====================  ====================



(See accompanying notes to the condensed consolidated financial statements on pages 7 to 9.)

                               IMAX CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       In accordance with U.S. Generally Accepted Accounting Principles
    (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
            For the Six Month Periods Ended June 30, 1999 and 1998
                                  (unaudited)


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

2.   Inventories and Systems Under Construction


                                      June 30,            December 31,
                                        1999                  1998
                                --------------------  --------------------

     Raw materials                           $12,430               $ 7,555
     Work-in-process                          13,258                10,686
     Finished goods                              796                   506
                                --------------------  --------------------
                                             $26,484               $18,747
                                ====================  ====================


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

     To fund Canadian dollar costs in 1999 and 2000, the Company had entered into forward exchange contracts as at June 30, 1999 to hedge the conversion of $31.0 million of its cash flow into Canadian dollars at an average exchange rate of Canadian $1.46 per U.S. dollar. The company recognizes an exchange gains or losses on the forward contracts when the contracts mature.

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

     These hedging contracts are expected to be held to maturity; however, if they were terminated on June 30, 1999, the Company would have realized a gain of approximately $0.3 million based on the then prevailing exchange rates.

                               IMAX CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       In accordance with U.S. Generally Accepted Accounting Principles
    (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
            For the Six Month Periods Ended June 30, 1999 and 1998
                                  (unaudited)


3.   Financial Instruments (Cont'd)

     The Company entered into an interest rate swap transaction in May 1999 for a term commencing June 1, 1999 and terminating on December 1, 2002. The Company has agreed to pay a floating rate of LIBOR plus 1.49% to June 1, 2000 and LIBOR plus 2.09% for the remainder of the term and the counterparty has agreed to pay a fixed rate of 7.875% on notional principal of $65 million. The floating rate is revised every 1/st/ of December and June. The counterparty may cancel the remaining payments on the swap transaction prior to May 31, 2000 with no early termination cost to either party. The Company adjusts interest expense over each 6-month period for the net amount it receives from or pays to the counterparty. The interest rate swap is expected to be held to maturity; however, if it were terminated by the Company on June 30, 1999, the Company would have realized a loss of approximately $0.7 million based on the then prevailing interest rates.

4.   Contingencies

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

                               IMAX CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       In accordance with U.S. Generally Accepted Accounting Principles
    (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
            For the Six Month Periods Ended June 30, 1999 and 1998
                                  (unaudited)


5.   Earnings Per Share

     Reconciliations of the numerators and denominators of the basic and diluted per-share computations are as follows:

                                                                        Three months ended    Six months ended
                                                                              June 30,              June 30,
                                                                           1999       1998       1999      1998
                                                                        -------    -------    -------   -------
Net earnings available to common
   shareholders:

Net earnings                                                            $ 2,196    $ 6,161    $ 4,209   $10,360
Less:
   Accrual of dividends on preferred shares                                   -        (43)         -       (86)
   Accretion of discount of preferred shares                                  -        (44)         -       (88)
                                                                        -------    -------    -------   -------
Net earnings used in computing basic earnings
   per share                                                              2,196      6,074      4,209    10,186

Interest expense on Convertible Subordinated                                  -        885          -       885
     Notes, net of tax                                                  -------    -------    -------   -------

Net earnings used in computing diluted
   earnings per share                                                   $ 2,196    $ 6,959    $ 4,209   $11,071
                                                                        =======    =======    =======   =======
Weighted average number of common shares (000's):

Issued and outstanding at beginning of period                            29,587     29,115     29,478    29,115
Weighted average shares issued in the period                                  8        138        103       103
                                                                        -------    -------    -------   -------
Weighted average used in computing basic
   earnings per share                                                    29,595     29,253     29,581    29,218

Assumed exercise of stock options, net of shares
   assumed acquired under the Treasury Stock
   Method                                                                   798      1,205        854     1,218
Assumed conversion of Convertible Subordinated
   Notes                                                                      -      4,671          -     2,336
                                                                        -------    -------    -------   -------
Weighted average used in computing diluted
   earnings per share                                                    30,393     35,129     30,435    32,772
                                                                        =======    =======    =======   =======

Common shares potentially issuable pursuant to the Convertible Subordinated Notes were excluded from the computations in the three and six months ended June 30, 1999 and in the three months ended March 31, 1998 as they would have had an antidilutive effect on earnings per share.

                               IMAX CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       In accordance with U.S. Generally Accepted Accounting Principles
    (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
            For the Six Month Periods Ended June 30, 1999 and 1998
                                  (unaudited)


6.   Segmented Information

     There has been no change in the basis of segmentation or in the basis of measurement of segment profit or loss from the Company's most recent annual report on Form 10-K for the year ended December 31, 1998. Intersegment transactions are not significant.

                                                                  Three months ended             Six months ended
                                                                        June 30,                      June 30,
                                                                     1999           1998           1999           1998
                                                            -------------  -------------  -------------  -------------
     Revenue
       Systems                                                 $   18,889        $30,890        $41,309        $57,254
       Films                                                       10,444          6,904         19,066         14,037
       Other                                                        4,925          5,526         10,626          8,399
                                                            -------------  -------------  -------------  -------------
       Total consolidated revenues                             $   34,258        $43,320        $71,001        $79,690
                                                            =============  =============  =============  =============


     Earnings (loss) from operations
       Systems                                                 $   10,330        $18,392        $21,063        $33,639
       Films                                                         (532)          (339)          (481)           936
       Other                                                         (293)           759           (119)          (110)
       Corporate overhead                                          (3,388)        (4,246)        (6,871)        (9,914)
                                                               ----------        -------        -------        -------
       Consolidated earnings from operations                   $    6,117        $14,566        $13,592        $24,551
                                                               ==========        =======        =======        =======

                                     IMAX

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Theater Signings and Backlog

During the second quarter of 1999, the Company signed contracts for 12 IMAX theater systems valued at $27.6 million, representing a 4% decrease over the $28.8 million value of the eight theater systems contracts signed in the second quarter of 1998. All of the signings in the second quarter of 1999 were for commercial locations and the majority were for international locations, including an agreement with United Cinemas International to open an additional eight IMAX theaters in Europe, Asia and South America. For the six months ended June 30, 1999, the Company signed contracts for 23 theater systems valued at $60.1 million, approximately equal to the $60.5 million value of the 21 contracts signed in the prior year period. As a result of these theater signings, the Company's sales backlog grew to $209.7 million at June 30, 1999, a 9% increase from $192.9 million at March 31, 1999 and a 19% increase from $175.8 million at December 31, 1998.

The Company's sales backlog at June 30, 1999 represented contracts for 87 theater systems, including eleven systems which will be located at theaters in which the Company will have an equity interest and the upgrade of two existing theaters to IMAX 3D. The Company's sales backlog will vary from quarter to quarter depending on the signing of new systems which adds to backlog and the delivery of systems which reduces backlog. Sales backlog represents the minimum revenues under signed system sale and lease agreements that will be recognized as revenue as the associated theater systems are delivered. The minimum revenue comprises the upfront fees plus the present value of the minimum royalties due under sales-type lease agreements for the first 10 years of the initial lease term. The value of sales backlog does not include revenues from theaters in which the Company has an equity interest, letters of intent or long-term conditional theater commitments.

Three months ended June 30, 1999 versus three months ended June 30, 1998

The Company reported net earnings of $2.2 million or $0.07 per share on a diluted basis for the second quarter of 1999 compared to $6.2 million or $0.20 per share on a diluted basis for the second quarter of 1998.

The Company's revenues for the second quarter of 1999 decreased 21% to $34.3 million from $43.3 million in the corresponding quarter last year due mainly to a decline in systems revenue which more than offset an increase in film revenue.

Systems revenue, which includes revenue from theater system sales and leases, royalties and maintenance fees, decreased approximately 39% to $18.9 million in the second quarter of 1999 from $30.9 million in the same quarter last year. The Company delivered four theater systems in the second quarter of 1999 versus eight theater systems in the second quarter of 1998. Recurring revenues from royalties and maintenance fees increased approximately 13% in the second quarter over the corresponding period last year as a result of growth in the IMAX theater network.

                               IMAX CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Three months ended June 30, 1999 versus three months ended June 30, 1998
(Cont'd)

Film revenue increased 51% to $10.4 million in the second quarter of 1999 from $6.9 million in the same quarter last year primarily as a result of an increase in film distribution and post-production revenue. Film distribution revenue in the second quarter of 1999 increased 65% compared to the same quarter last year due mainly to the strong performance of the Company's film T-REX: Back to the Cretaceous which was released late in 1998.

Other revenues decreased 11% to $4.9 million in the first quarter in 1999 from $5.5 million in the same quarter last year. Revenues from owned and operated theaters increased in the second quarter compared to the same quarter last year due to two owned and operated theaters which commenced operations late in 1998 and in early 1999 however, this was more than offset by declines in Ridefilm revenues and in camera rental revenues.

Gross margin for the second quarter of 1999 was $15.7 million, or 46% of total revenue, compared to $24.7 million, or 57% of total revenue, in the
corresponding quarter last year.   The decrease in gross margin as a percentage
of total revenue is due to the lower proportion of systems revenue (which is generally higher margin than film and other revenues) in the second quarter of 1999 compared to the corresponding quarter in 1998.

Selling, general and administrative expenses were $8.3 million in the second quarter of 1999 compared to $8.5 million in the corresponding quarter last year. Decreases in executive compensation costs were partially offset by increases in affiliate relations initiatives.

Interest income increased to $2.9 million in the second quarter of 1999 from $1.1 million in the same quarter last year primarily due to an increase in the Company's cash and marketable securities balances following the Senior Notes offering in December, 1998.

Interest expense increased to $5.2 million in the second quarter of 1999 from $3.3 million in the corresponding quarter last year primarily as a result of the $200 million Senior Notes issued in December, 1998.

The effective tax rate on earnings before taxes differs from the statutory tax rate and will vary from quarter to quarter primarily as a result of the amortization of goodwill, which is not deductible for tax purposes, and the provision of income taxes at different tax rates in foreign and other provincial jurisdictions. The effective tax rate in the second quarter of 1999 also benefited from an increase in tax credits associated with the Company's manufacturing activities compared to the corresponding quarter in 1998.


Six months ended June 30, 1999 versus six months ended June 30, 1998

The Company reported net earnings of $4.2 million or $0.14 per share on a diluted basis for the first half of 1999 compared to $10.4 million or $0.34 per share on a diluted basis for the first half of 1998.

The Company's revenues for the first half of 1999 decreased 11% to $71.0 million from $79.7 million in the corresponding period last year primarily as a result of decreased systems revenue which more than offset increases in film and other revenues.

Systems revenue decreased approximately 28% to $41.3 million in the first half of 1999 from $57.3 million in the same period last year as the Company recognized revenues on ten third-party theater systems compared to sixteen theater systems in the same period last year. Recurring revenues from both royalties and maintenance fees increased 9% in the first half of 1999 over the prior year period due to growth in the IMAX theater network.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Six months ended June 30, 1999 versus six months ended June 30, 1998 (Cont'd)

Film revenue increased 36% to $19.1 million in the first half of 1999 from $14.0 million in the same period last year due to increases in film distribution and post-production revenues. Film distribution revenues increased 50% in the first half of 1999 over the same period last year primarily as a result of the strong performance of the Company's fill T-REX: Back to the Cretaceous which was released late in 1998.

Other revenue increased 27% to $10.6 million in the six months ended June 30, 1999 from $8.4 million in the same period last year as a result of an increase in the number of theaters in operation in which the Company has an equity interest, partially offset by a decline in camera rental revenues.

Gross margin for the first half of 1999 was $32.2 million or 45% of total revenue, compared to $45.7 million or 57% of total revenue in the corresponding
period last year.   The decline in gross margin as a percentage of total revenue is primarily due to the lower proportion of systems revenue (which has generally a higher margin than film and other revenue) in the first half of 1999 compared to the corresponding period in 1998.

Selling, general and administrative expenses were $16.3 million in the first half of 1999 compared to $17.9 million in the first half of 1998. The decrease in selling, general and administrative expenses in 1999 over 1998 resulted from declines in executive compensation, partially offset by increased affiliate relations initiatives.

Interest income increased to $5.3 million in the first half of 1999 from $2.4 million in the same period last year primarily due to an increase in the Company's cash and marketable securities balances following the $200 million Senior Notes offering in December 1998.

Interest expense increased from $6.6 million in the first six months of 1998 to $11.0 million in the first half of 1999 primarily as a result of the $200 million Senior Notes offering in December 1998.

The effective tax rate on earnings before taxes differs from the statutory tax rate and will vary from quarter to quarter primarily as a result of the amortization of goodwill, which is not deductible for tax purposes, and the provision of income taxes at different tax rates in foreign and other provincial jurisdictions. The effective tax rate in the first half of 1999 also benefited from an increase in tax credits associated with the Company's manufacturing activities compared to the corresponding period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company's principal source of liquidity included cash and cash equivalents of $135.4 million, marketable securities totaling $43.6 million, trade accounts receivable of $46.3 million, net investment in leases due within one year of $9.5 million and the amounts receivable under contracts in backlog which are not yet reflected on the balance sheet. The Company also has unused lines of credit under a working capital facility of $2.7 million.

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

In the first half of 1999, cash used in operating activities amounted to $2.5 million after the payment of interest on the Senior and Convertible Notes totaling $10.6 million and working capital requirements. Working capital requirements included an increase of $8.1 million in inventory due mainly to an increase in raw materials and work-in-process inventory anticipated for completion and delivery later in the year and a $10.3 million reduction in accounts payable and accrued liabilities due to the timing of payments. Cash flow from operations also includes an increase of $1.9 million in funds held for sponsored film productions, which will be expended in future periods.

In the first half of 1999, cash used in investing activities amounted to $6.7 million and included a decrease in marketable securities of $15.8 million, which was more than offset by an $8.1 million increase in film assets, primarily Galapagos, Cyberworld and Island of the Sharks and a $12.4 million increase in capital assets, primarily owned and operated theaters.

During the first half of 1999, cash provided by financing activities included $1.3 million of proceeds from common shares issued under the Company's stock option plan.

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

Background and Process

IMAX CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

IMPACT OF THE YEAR 2000 (Cont'd)

In order to assess the likely impact of the Year 2000 issue on its operations, the Company established a Year 2000 Committee in 1998, consisting of senior managers and reporting to the Chief Operating Officer, and designated a manager or coordinator in each department. The Company also retained external consultants who developed a Year 2000 project plan and conducted awareness sessions for the Company's staff.

As part of the Year 2000 project plan beginning in 1998, the Company's Internal Audit department, in conjunction with the Year 2000 Committee, distributed an asset inventory questionnaire and business partner questionnaire within the Company, and a key vendor questionnaire externally to identify and inventory likely areas of concern.

Assessment and Action Taken

The Internal Audit department and the Year 2000 Committee reviewed the responses to these questionnaires and assessed the areas of risk under the following categories: information technology systems, non-information technology systems, facilities, and third party suppliers.

The Internal Audit department and the Year 2000 Committee determined that the Company's information technology at risk were its cost accounting and financial software systems. Accordingly, the cost accounting and financial software systems were upgraded in the first quarter of 1999, which upgrades have been certified as Year 2000 ready by the vendors.

For non-information technology systems, the Company evaluated the projection system and concluded that the performance of the projection system would not be negatively impacted by the change in the century.

With respect to the sound systems used in connection with the projection system, the systems supplier Sonics, a subsidiary, has been evaluating each of the subsystems of the sound system. Sonics has advised the Company that the current standard sound system hardware would not be negatively impacted by Year 2000 risks. Sonics also evaluated the proprietary software elements incorporated into sound system software and has advised the Company that they, too, would not be negatively impacted by the change in the century. Sonics has advised the Company that it has verified that the manufacturer of each "off-the-shelf" utility software element, also incorporated into the sound system software, had tested and certified its product as Year 2000 ready.

Sonics must still complete the testing of an automation subsystem incorporated in a sound system in 26 IMAX theaters. Sonics' service department plans to conduct a Year 2000 readiness test on each automation subsystem during routine service visits. Sonics has advised the Company that it expects to complete such testing at minimal cost in the third quarter of 1999. If there is a failure in an automation subsystem to be Year 2000 ready, this failure would impact on the ability of a theater to present pre-show material but would not affect the theaters ability to present a 15/70-format film.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

IMPACT OF THE YEAR 2000 (Cont'd)

The Internal Audit department and the Year 2000 Committee determined that the Company's facilities that could be at risk include each of the Company's office premises. The Company has contacted utility suppliers to determine their Year 2000 readiness. The Company is reviewing and assessing responses from its utility suppliers. Such process is largely completed. With respect to third party risks, the Company is continuing to review and assess the responses to the key vendor questionnaires and following up with those key vendors who have not yet responded. Based upon its efforts and assessment to date, the Company believes that its information technology systems and non-information technology systems will remain operational during the Year 2000 transition process and that facilities will be largely unaffected subject to third party compliance.

Cost

The cost of the Company's Year 2000 efforts are not expected to be material nor have a material effect on the Company's financial position. The Company is not separately tracking the internal cost for its Year 2000 review activities.

Contingency Plans

Based on the Company's current review of its Year 2000 readiness, the Company does not anticipate the need for significant contingency planning for its information technology systems or non-information technology systems. The Company is, however, making plans to have additional customer service representatives available to handle inquiries or concerns from the Company's customers during the first few weeks of Year 2000. The Company is in the process of identifying alternate vendors of components for the projection system in the event that any key vendor fails to be Year 2000 ready. The Company's few sole source vendors of components for the projection system have indicated to the Company that they are Year 2000 ready. Sonics has pre-ordered sufficient quantities of key sound system components to meet the Company's scheduled deliverables in the first quarter of Year 2000. The Company is prioritizing its key utility suppliers and assessing the need and extent of a contingency plan for its facilities. The Company will continue to assess the need for additional contingency plans.

IMAX CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

IMPACT OF THE YEAR 2000 (Cont'd)

No assurance can be given that the Company will not be materially adversely affected by Year 2000 issues. Although the Company is not currently aware of any material operational issues with preparing its information technology systems, non-information technology systems and facilities for the Year 2000, the Company may experience material unanticipated problems and costs caused by undetected errors or defects. In addition, the failure of third parties to timely address their Year 2000 issues could have a material adverse impact on the Company's business, operations and financial condition. If, for example, third party suppliers of utilities and other commercial products and services experience interruptions in services as a result of Year 2000 issues, the Company's operations could be adversely affected.

The impact of the Year 2000 issue on the Company has been disclosed consistently with the above to those customers of the Company who have requested such disclosure.

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

A substantial portion of the Company's cash equivalents earn interest at short-term floating rates while all of its long-term debt incurs interest at long-term fixed rates. The Company entered into an interest rate swap to hedge this exposure.

Contract amounts, average contractual exchange rates, terms and fair values for the Company's financial instruments are disclosed in Note 3 to the Condensed Consolidated Financial Statements contained in Item 1.

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

The Company filed a complaint in August 1994 in the U.S. District Court for the Northern District of California claiming that Neil Johnson, NJ Engineering Inc. and Cinema Technologies Inc. engaged in unfair competition and misappropriated the Company's trade secrets in the design and manufacture of the defendants' 70mm 15-perforation projection systems. The Company settled its claims with NJ Engineering Inc. but continued to pursue an injunction against Cinema Technologies Inc. and its principal Mr. Johnson to prevent shipment of projectors, which incorporate the Company's trade secrets in addition to damages. The defendants brought two motions for summary judgement, one of which was based on the defendants' statute of limitations defense and the other based on, among others, the defendants' contention that the trade secrets at issue were not trade secrets. The court denied the motion based on the statute of limitations defense, granted the motion based on the unfair competition and trade secret status issues, and entered a judgement for the defendants. The Company filed an appeal of this decision to the U.S. Court of Appeals for the Ninth Circuit and on August 19, 1998 it affirmed the granting of the motion based on the trade secrets claim, but vacated and reversed, and remanded for further proceedings, with respect to the Company's unfair competition claim against Cinema Technologies Inc. The case was returned to trial court in October 1998; a trial date had been set for September 1999. On May 15, 1999, the parties agreed to settle all outstanding litigation between them. In management's opinion, the terms of the settlement will not have a material impact on the financial position or results of the operation of the Company.

Iwerks Entertainment, Inc. ("Iwerks") filed a complaint against the Company on February 26, 1996 in the U.S. District Court for the Central District of California alleging violations under the Sherman Act, the Clayton Act, and tortious interference with contracts and prospective economic advantage. Iwerks was seeking unquantified damages, injunctive relief and restitution. All claims against the Company were dismissed in a summary judgment in April 1998. In May 1998, Iwerks filed an appeal of this decision to the U.S. Court of Appeals for the Ninth Circuit. Effective April 30, 1999, the parties agreed to settle the action. In management's opinion, the terms of the settlement will not have a material impact on the financial position or results of the operation of the Company.

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

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of the Company's shareholders held on June 7, 1999, shareholders represented at the meeting, whether in person or by proxy: (i) elected the Honourable J. Trevor Eyton, G. Edmund King, Sam Reisman and W. Townsend Ziebold as Class I directors of the Company for the balance of the term expiring in 2000, Kenneth G. Copland, Garth M. Girvan, Murray B. Koffler and Mark A. Utay as Class II directors for a term expiring in 2002 and Michael J. Biondi as a Class III director for the balance of the term expiring in 2001 (19,447,181 shares voted for and 73,193 shares withheld); (ii) appointed PricewaterhouseCoopers, LLP as auditors of the Company to hold office until the next annual meeting of shareholders at a remuneration to be fixed by the Board of Directors (19,450,542 shares voted for and 69,832 shares withheld); (iii) approved certain amendments to the Corporation's Stock Option Plan and thereby to approve the grant of certain options to each of Mssrs. Wechsler and Gelfond (17,522,457 shares voted for and 1,997,917 shares voted against); (iv) approved certain amendments to the articles of Incorporation of the Corporation (18,538,437 shares voted for and 981,937 shares voted against) and (v) approved certain amendments to the By-laws of the Corporation (18,879,094 shares voted for and 641,280 shares voted against).

Item 6.  Exhibits and Reports on Form 8-K


(b)        Reports on Form 8-K

           No reports on Form 8-K were filed in the three-month period ended June 30, 1999.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         IMAX CORPORATION



Date:  August 13, 1999                   By:  /s/ John M. Davison
-----------------------                       ----------------------
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