Form 10-Q
period 1999-09-30
IMAX CORP
filed 1999-11-15
CIK 921582

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                 Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1999
                                                ------------------

                                 OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 0-24216


                               Imax Corporation
            (Exact name of registrant as specified in its charter)


                  Canada                                98-0140269
        -------------------------------           ----------------------
        (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)            Identification Number)


         2525 Speakman Drive, Mississauga, Ontario, Canada         L5K 1B1
        ---------------------------------------------------    -------------
        (Address of principal executive offices)               (Postal Code)


        Registrant's telephone number, including area code   (905) 403-6500
                                                             --------------


                                      N/A
        -------------------------------------------------------------
        (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X  No

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                         Outstanding as of October 31, 1999
--------------------------                    ----------------------------------
Common stock, no par value                                 29,644,688

                                 Page 1 0f 18

                               IMAX CORPORATION


                                     INDEX
                                                                         Page
                                                                         ----
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements                                         3

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations               11

Item 3.       Quantitive and Qualitative Factors about Market Risk        16


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                           17

Item 6.       Listing of Exhibits and Reports on Form 8-K                 17

Signatures                                                                18




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

                               IMAX CORPORATION


                                                                    Page
                                                                    ----
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements


          The following condensed consolidated financial statements are filed as part of this Report:

          Condensed Consolidated Balance Sheets as at
          September 30, 1999 and December 31, 1998                    4

          Condensed Consolidated Statements of Operations for the
           three and nine
          month periods ended September 30, 1999 and 1998             5

          Condensed Consolidated Statements of Cash Flow
          for the nine month periods ended September 30, 1999 and
           1998                                                       6

          Notes to Condensed Consolidated Financial Statements        7

                               IMAX CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
   Amounts in accordance with U.S. Generally Accepted Accounting Principles
                        (in thousands of U.S. dollars)
                                  (unaudited)

                                                         September 30,   December 31,
                                                              1999           1998
                                                         --------------  -------------
Assets
Current assets
  Cash and cash equivalents                              $       52,673      $143,566
  Short-term marketable securities                               56,859        39,305
  Accounts receivable                                            46,837        45,217
  Current portion of net investment in leases                    10,962         9,303
  Inventories and systems under construction (note 3)            33,162        18,747
  Prepaid expenses                                                5,743         3,766
                                                         --------------      --------
     Total current assets                                       206,236       259,904

Long-term marketable securities                                  37,459        20,070
Net investment in leases                                         84,809        79,124
Film assets                                                      38,244        34,885
Capital assets                                                   65,111        46,563
Goodwill (note 2)                                                54,483        38,129
Other assets                                                     27,365        11,416
                                                         --------------      --------
     Total assets                                        $      513,707      $490,091
                                                         ==============      ========

Liabilities
Current liabilities
  Accounts payable                                       $       12,621      $  9,882
  Accrued liabilities                                            36,770        30,153
  Current portion of deferred revenue                            24,206        22,062
  Income taxes payable                                              356           435
                                                         --------------      --------
     Total current liabilities                                   73,953        62,532

Deferred revenue                                                 18,976        15,005
Senior notes                                                    200,000       200,000
Convertible subordinated notes                                  100,000       100,000
Deferred income taxes                                            20,682        23,263
                                                         --------------      --------
     Total liabilities                                          413,611       400,800
                                                         --------------      --------

Minority interest                                                 6,053         4,845
                                                         --------------      --------

Commitments and contingencies (notes 4 and 5)
Subsequent event (note 8)

Shareholders' equity
Capital stock                                                    56,771        55,236
Retained earnings                                                36,888        29,436
Other comprehensive items                                           384          (226)
                                                         --------------      --------

     Total shareholders' equity                                  94,043        84,446
                                                         --------------      --------

     Total liabilities and shareholders' equity          $      513,707      $490,091
                                                         ==============      ========


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


                                                         Three months ended September 30,    Nine months ended September 30,
                                                              1999              1998              1999              1998
                                                        ----------------  ----------------  ----------------  ----------------
Revenue
Systems                                                         $25,458           $35,793          $ 66,767          $ 93,047
Films                                                            11,042             5,313            30,108            19,350
Other                                                             5,953             3,293            16,579            11,692
                                                                -------           -------          --------          --------
                                                                 42,453            44,399           113,454           124,089

Costs and expenses                                               23,043            17,940            61,800            51,887
                                                                -------           -------          --------          --------

Gross margin                                                     19,410            26,459            51,654            72,202

Loss from equity accounted investees                                288               471               450             1,149
Selling, general and administrative expenses                      8,602             7,790            24,860            25,686
Research and development                                          1,027               865             2,314             2,224
Amortization of intangibles                                         581               631             1,526             1,890
                                                                -------           -------          --------          --------

Earnings from operations                                          8,912            16,702            22,504            41,253

Interest income                                                   2,281             1,044             7,550             3,448
Interest expense                                                 (5,401)           (3,310)          (16,415)           (9,927)
Foreign exchange gain (loss)                                        403              (120)              616              (349)
                                                                -------           -------          --------          --------

Earnings before income taxes and minority interest                6,195            14,316            14,255            34,425

Provision for income taxes                                       (2,451)           (6,322)           (5,595)          (15,469)
                                                                -------           -------          --------          --------

Earnings before minority interest                                 3,744             7,994             8,660            18,956

Minority interest                                                  (501)             (874)           (1,207)           (1,476)
                                                                -------           -------          --------          --------

Net earnings                                                    $ 3,243           $ 7,120          $  7,453          $ 17,480
                                                                =======           =======          ========          ========

Earnings per share (note 6)
 Basic                                                            $0.11             $0.24             $0.25             $0.59
 Diluted                                                          $0.11             $0.23             $0.24             $0.57


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


                                                                                     Nine months ended September 30,
                                                                                        1999                  1998
                                                                                --------------------  --------------------
Cash provided by (used in):

Operating Activities
Net earnings                                                                              $   7,453              $ 17,480
Items not involving cash:
 Depreciation and amortization                                                               17,330                11,430
 Deferred income taxes                                                                          316                11,673
 Loss from equity accounted investees                                                           450                 1,149
 Minority interest                                                                            1,208                 1,476
 Other                                                                                         (461)                  205
Change in net investment in leases                                                           (7,233)              (24,842)
Change in deferred revenue on film production                                                 4,537                 4,725
Changes in non-cash operating assets and liabilities                                         (8,941)              (11,925)
                                                                                          ---------              --------

Net cash provided by operating activities                                                    14,659                11,371
                                                                                          ---------              --------

Investing Activities
Purchase of Digital Projection International, net of cash acquired                          (25,724)                    -
Increase in marketable securities                                                           (35,007)               (4,882)
Increase in film assets                                                                     (11,692)              (14,401)
Purchase of capital assets                                                                  (19,707)               (9,467)
Increase in other assets                                                                    (14,997)               (3,038)
                                                                                          ---------              --------

Net cash used in investing activities                                                      (107,127)              (31,788)
                                                                                          ---------              --------

Financing Activities
Class C preferred shares dividends paid                                                        (365)                 (386)
Common shares issued                                                                          1,535                 1,472
                                                                                          ---------              --------

Net cash provided by financing activities                                                     1,170                 1,086
                                                                                          ---------              --------

Effect of exchange rate changes on cash                                                         405                    86
                                                                                          ---------              --------

Decrease in cash and cash equivalents during the period                                     (90,893)              (19,245)

Cash and cash equivalents, beginning of period                                              143,566                64,069
                                                                                          ---------              --------

Cash and cash equivalents, end of period                                                  $  52,673              $ 44,824
                                                                                          =========              ========




 (See accompanying notes to the condensed consolidated financial statements on pages 7 to 10.)

                               IMAX CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       In accordance with U.S. Generally Accepted Accounting Principles
    (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
         For the Nine Month Periods Ended September 30, 1999 and 1998
                                  (unaudited)


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

2.   Acquisition of Digital Projection International

     On September 3, 1999, the Company acquired all of the common and preferred shares of Digital Projection International, ("DPI") a designer and manufacturer of digital image delivery systems with operations in Manchester, England and Atlanta, Georgia. The transaction has been accounted for as a purchase and the assets acquired and the liabilities assumed were recorded at their fair market values on September 3, 1999. The purchase price of approximately $27.2 million was paid with approximately $25.5 million of cash, $1.5 million in contingent escrow funds subject to a net asset adjustment, and restricted shares of the Corporation, valued at approximately $1.7 million, to be issued to former shareholders of DPI over the next five years.

     The excess of the purchase price over the book value of the assets acquired has been allocated to assets and liabilities to record them at their estimated fair values at September 3, 1999 as follows:


Cash                                                                  $  1,526
Accounts receivable                                                      3,875
Inventory                                                                6,771
Capital assets                                                           3,056
Other assets                                                             4,000
Accounts payable and accrued liabilities                               (11,104)
Deferred income tax                                                      1,714
Goodwill                                                                17,412
                                                                      --------
                                                                      $ 27,250
                                                                      ========

3.   Inventories and Systems Under Construction

                                         September 30,          December 31,
                                             1999                  1998
                                       ----------------       ---------------

Raw materials                                   $15,342               $ 7,555
Work-in-process                                  12,164                10,686
Finished goods                                    5,656                   506
                                                -------               -------
                                                $33,162               $18,747
                                                =======               =======

                               IMAX CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       In accordance with U.S. Generally Accepted Accounting Principles
    (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
         For the Nine Month Periods Ended September 30, 1999 and 1998
                                  (unaudited)


4.   Financial Instruments

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

     To fund Canadian dollar costs in 1999 and 2000, the Company had entered into forward exchange contracts as at September 30, 1999 to hedge the conversion of $26 million of its cash flow into Canadian dollars at an average exchange rate of Canadian $1.46 per U.S. dollar. The company recognizes exchange gains or losses on the forward contracts when the contracts mature.

     The Company has also entered into foreign currency swap transactions to hedge minimum lease payments receivable under sales-type lease contracts denominated in Japanese Yen and French Francs. These swap transactions fix the foreign exchange rates on conversion of 110 million Yen at 98 Yen per U.S. dollar through September 2004 and on 13.5 million Francs at 5.1 Francs per U.S. dollar through September 2005.

     These hedging contracts are expected to be held to maturity; however, if they were terminated on September 30, 1999, the Company would have realized a gain of approximately $0.1 million based on the then prevailing exchange rates.

     The Company entered into an interest rate swap transaction in May 1999 for a term commencing June 1, 1999 and terminating on December 1, 2002. The Company has agreed to pay a floating rate of LIBOR plus 1.49% to June 1, 2000 and LIBOR plus 2.09% for the remainder of the term and the counterparty has agreed to pay a fixed rate of 7.875% on notional principal of $65 million. The floating rate is revised every 1st of December, March, June and September. The counterparty may cancel the remaining payments on the swap transaction prior to May 31, 2000 with no early termination cost to either party. The Company adjusts interest expense over each 3-month period for the net amount it is to receive from or pay to the counterparty. The interest rate swap is expected to be held to maturity; however, if it were terminated by the Company on September 30, 1999, the Company would have realized a loss of approximately $0.9 million based on the then prevailing interest rates.

5.   Contingencies

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

                               IMAX CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       In accordance with U.S. Generally Accepted Accounting Principles
    (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
         For the Nine Month Periods Ended September 30, 1999 and 1998
                                  (unaudited)



5.   Contingencies (continued)

     In addition to the litigation described above, the Company is currently involved in other litigation which, in the opinion of the Company's management, will not materially affect the Company's financial position or future operating results, although no assurance can be given with respect to the ultimate outcome for any such litigation.

6.   Earnings Per Share

     Reconciliations of the numerators and denominators of the basic and diluted per-share computations are as follows:

                                                               Three months ended            Nine months ended
                                                                  September 30,                 September 30,
                                                              1999            1998           1999            1998
                                                          -------------  --------------  -------------  --------------
Net earnings available to common
   Shareholders:

Net earnings                                                    $ 3,243        $ 7,120         $ 7,453        $17,480
Less:
 Accrual of dividends on preferred shares                             -            (43)              -           (128)
 Accretion of discount of preferred shares                            -            (46)              -           (135)
                                                                -------        -------         -------        -------
Net earnings used in computing basic earnings                     3,243          7,031           7,453         17,217
 per share

Interest expense on Convertible Subordinated                          -            885               -          1,769
 Notes, net of tax                                              -------        -------         -------        -------

Net earnings used in computing diluted                          $ 3,243        $ 7,916         $ 7,453        $18,986
 Earnings per share                                             =======        =======         =======        =======


                                                                Three months ended              Nine months ended
                                                                   September 30,                   September 30,
                                                                   1999           1998            1999           1998
                                                                -------        -------         -------        -------
Weighted average number of common shares (000's):

Issued and outstanding at beginning of period                    29,614         29,280          29,478         29,115
Weighted average shares issued in the period                         17             23             120            131
                                                                -------        -------         -------        -------
Weighted average used in computing basic                         29,631         29,303          29,598         29,246
 Earnings per share

Assumed exercise of stock options, net of shares                    830          1,031             835          1,156
 assumed acquired under the Treasury Stock Method
Assumed conversion of Convertible Subordinated Notes                  -          4,672               -          3,115
                                                                -------        -------         -------        -------
Weighted average used in computing diluted                       30,461         35,006          30,433         33,517
 Earnings per share                                             =======        =======         =======        =======

6.

                               IMAX CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       In accordance with U.S. Generally Accepted Accounting Principles
    (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
         For the Nine Month Periods Ended September 30, 1999 and 1998
                                  (unaudited)


Earnings Per Share (continued)

     Common shares potentially issuable pursuant to the Convertible Subordinated Notes were excluded from the computations for the three months and nine months ended September 30, 1999 and the three months ended March 31, 1998 as they would have had an antidilutive effect on earnings per share.

7.      Segmented Information

     There has been no change in the basis of segmentation or in the basis of measurement of segment profit or loss from the Company's most recent annual report on Form 10-K for the year ended December 31, 1998. Intersegment transactions are not significant.

                                                               Three months ended            Nine months ended
                                                                 September 30,                 September 30,
                                                              1999           1998           1999           1998
                                                          -------------  -------------  -------------  -------------
Revenue
 Systems                                                         25,458        $35,793       $ 66,767       $ 93,047
 Films                                                           11,042          5,313         30,108         19,350
 Other                                                            5,953          3,293         16,579         11,692
                                                             ----------        -------       --------       --------
 Total consolidated revenues                                 $   42,453        $44,399       $113,454       $124,089
                                                             ==========        =======       ========       ========


Earnings (loss) from operations
 Systems                                                        $13,629        $19,387       $ 34,692       $ 53,026
 Films                                                              123            147           (358)         1,083
 Other                                                           (1,030)            786         (1,149)           676
 Corporate overhead                                              (3,810)        (3,618)       (10,681)       (13,532)
                                                                -------        -------       --------       --------
 Consolidated earnings from operations                          $ 8,912        $16,702       $ 22,504       $ 41,253
                                                                =======        =======       ========       ========

8.   Subsequent Event

     On October 5, 1999, the Company announced it had acquired the remaining 49% interest in Sonics Associates Inc. ("Sonics"), the exclusive provider of sound systems for the Company's theater systems, from Sonics' management, who will continue as the senior management of this 100% owned subsidiary. The purchase price was $12 million in cash paid on October 5, 1999 plus a deferred payment of $0.7 million be paid in cash no later than December 31, 1999. The purchase price also contains an additional earn out amount to the original shareholders payable over the period 2000 to 2004 which is contingent on Sonics' level of earnings over that period.

                               IMAX CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Theater Signings and Backlog

During the third quarter of 1999, the Company signed contracts for 9 IMAX theater systems valued at $28.9 million. The Company's sales backlog grew to $218.8 million at September 30, 1999, a 4% increase from $209.7 million at June 30, 1999 and a 25% increase from $175.8 million at December 31, 1998.

The Company's sales backlog at September 30, 1999 represented contracts for 85 theater systems, including seven systems which will be located at theaters in which the Company will have an equity interest and the upgrade of one existing theater to Imax 3D. The Company's sales backlog will vary from quarter to quarter depending on the signing of new systems which adds to backlog and the delivery of systems which reduces backlog. Sales backlog represents the minimum revenues under signed system sale and lease agreements that will be recognized as revenue as the associated theater systems are delivered. The minimum revenue comprises the upfront fees plus the present value of the minimum royalties due under sales-type lease agreements for the first 10 years of the initial lease term. The value of sales backlog does not include revenues from theaters in which the Company has an equity interest, letters of intent, or long-term conditional theater commitments.

Three months ended September 30, 1999 versus three months ended September 30,
1998

The Company reported net earnings of $3.2 million or $0.11 per share on a diluted basis for the third quarter of 1999 compared to $7.1 million or $0.23 per share on a diluted basis for the third quarter of 1998.

The Company's revenues in the third quarter of 1999 were $42.5 million compared to $44.4 million in the corresponding quarter last year. The 4% decline was due mainly to a decline in systems revenue which more than offset increases in film and other revenues.

Systems revenue, which includes revenue from theater system sales and leases, royalties and maintenance fees, decreased approximately 29% to $25.5 million in the third quarter of 1999 from $35.8 million in the same quarter last year. The Company delivered seven theater systems in the third quarter of 1999, including two system upgrades, versus nine theater systems in the third quarter of 1998. Recurring revenues from royalties and maintenance fees increased approximately 15% in the third quarter over the corresponding period last year as a result of growth in the Imax theater network.

Film revenue increased 108% to $11.0 million in the third quarter of 1999 from $5.3 million in the same quarter last year. The increase was due to an increase in film post-production activity and an increase in film distribution revenues, due mainly to the strong performance of the Company's film T-REX: Back to the Cretaceous which was released in the fourth quarter of 1998.

Other revenues increased 81% to $6.0 million in the third quarter of 1999 from $3.3 million in the same quarter last year. Other revenue in the third quarter of 1999 includes revenue of Digital Projection International ("DPI") a 100% owned subsidiary acquired in the current quarter. Revenues from owned and operated theaters increased in the third quarter compared to the same quarter last year due to three owned and operated theaters, two of which commenced operations in 1999 and one of which commenced operations late in the third quarter of 1998.

                               IMAX CORPORATION


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
of Operations     (Cont'd)

Three months ended September 30, 1999 versus three months ended September 30, 1998 (Cont'd)

Gross margin for the third quarter of 1999 was $19.4 million, or 46% of total revenue, compared to $26.5 million, or 60% of total revenue, in the
corresponding quarter last year.   The decline in gross margin as a percentage
of total revenue is due to the lower proportion of systems revenue (which generally has a higher margin than film and other revenues) in the third quarter of 1999 compared to the corresponding quarter in 1998.

Selling, general and administrative expenses were $8.6 million in the third quarter of 1999 compared to $7.8 million in the corresponding quarter last year. The increase resulted from additional expenses from DPI, and general corporate costs.

Interest income increased to $2.3 million in the third quarter of 1999 from $1.0 million in the same quarter last year primarily due to an increase in the Company's cash and marketable securities balances following the Senior Notes offering in December, 1998.

Interest expense increased to $5.4 million in the third quarter of 1999 from $3.3 million in the corresponding quarter last year primarily as a result of the $200 million Senior Notes issued in December, 1998.

The effective tax rate on earnings before taxes differs from the statutory tax rate and will vary from quarter to quarter primarily as a result of the amortization of goodwill, which is not deductible for tax purposes, and the provision of income taxes at different tax rates in foreign and other provincial jurisdictions. The effective tax rate in the third quarter of 1999 also benefited from an increase in tax credits associated with the Company's manufacturing activities compared to the corresponding quarter in 1998.

Nine months ended September 30, 1999 versus nine months ended September 30, 1998

The Company reported net earnings of $7.5 million or $0.24 per share on a diluted basis for the first nine months of 1999 compared to $17.5 million or $0.57 per share on a diluted basis for the first nine months of 1998.

The Company's revenues for the first nine months of 1999 were $113.5 million compared to $124.1 million in the corresponding period last year, a decrease of 9%. Increases in film and other revenue were more than offset by a decline in systems revenue.

Systems revenue decreased approximately 28% to $66.8 million in the first nine months of 1999 from $93.0 million in the same period last year. The Company delivered 17 theater systems compared to 25 theater systems in the same period last year. Recurring revenues from both royalties and maintenance fees increased approximately 11% in the first nine months of 1999 over the prior year period as a result of growth in the IMAX theater network.

Film revenue increased 56% to $30.1 million in the first nine months of 1999 from $19.4 million in the same period last year due to an increase in film distribution and post production revenues. Film distribution revenue increased 58% in the first nine months of 1999 compared to the same period last year primarily as a result of the strong performance of the Company's film, T-REX:
Back to the Cretaceous which was released in the fourth quarter of 1998.

Other revenues increased 42% to $16.6 million in the nine months ended September 30, 1999 from $11.7 million in the same period last year as a result of an increase in the number of theaters in operation in which the Company has an equity interest, and revenue earned by DPI since its acquisition, partially offset by a decline in camera rental revenues.

                               IMAX CORPORATION

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
of Operations   (Cont'd)

Nine months ended September 30, 1999 versus nine months ended September 30, 1998(Cont'd)

Gross margin for the first nine months of 1999 was $51.7 million or 46% of total revenue compared to $72.2 million or 58% of total revenue in the corresponding period last year. The decrease in gross margin as a percentage of total revenue is primarily due to the decreased proportion of systems revenue (which generally has a higher margin than film and other revenue) in the first nine months of 1999 compared to the corresponding period in 1998.

Selling, general and administrative expenses were $24.9 million in the first nine months of 1999 compared to $25.7 million in the first nine months of 1998. The decrease in selling, general and administrative expenses in 1999 over 1998 resulted from declines in executive compensation and legal costs, partially offset by increased affiliate relations initiatives.

Interest income increased to $7.5 million in the first nine months of 1999 from $3.4 million in the same period last year primarily due to an increase in the Company's cash and marketable securities balances following the $200 million Senior Notes offering in December, 1998.

Interest expense increased from $9.9 million in the first nine months of 1998 to $16.4 million in the first nine months of 1999 primarily as a result of the $200 million Senior Notes offering in December, 1998.

The effective tax rate on earnings before taxes differs from the statutory tax rate and will vary from quarter to quarter primarily as a result of the amortization of goodwill, which is not deductible for tax purposes, and the provision of income taxes at different tax rates in foreign and other provincial jurisdictions. The effective tax rate in the first nine months of 1999 also benefited from an increase in tax credits associated with the Company's manufacturing activities compared to the corresponding period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company's principal source of liquidity included cash and cash equivalents of $52.7 million, marketable securities totalling $94.3 million, trade accounts receivable of $46.8 million, net investment in leases due within one year of $11.0 million and the amounts receivable under contracts in backlog which are not yet reflected on the balance sheet. The Company also has unused lines of credit under a working Capital facility of $2.3 million.

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

In the first nine months of 1999, cash provided by operating activities amounted to $14.7 million after the payment of interest on the Senior and Convertible Notes totaling $10.6 million and working capital requirements. Working capital requirements included an increase of $8.2 million in inventory due mainly to an increase in raw materials and work-in-process inventory anticipated for completion and delivery of systems later in the year and in early 2000. Cash flow from operations also includes an increase of $4.5 million in funds held for sponsored film productions, which will be expended in future periods.

In the first nine months of 1999, cash used in investing activities amounted to $107.1 million and included: an increase in marketable securities of $35.0 million, the purchase of DPI net of acquired cash of $25.7 million, an increase in film assets of $11.7 million, primarily Galapagos, Siegfried & Roy and Cyberworld; an increase in capital assets of $19.7 million, primarily theaters in which the Company has an equity interest; and an increase of $15.0 million in other assets, primarily as a result of the acquisition of a 19% equity interest plus an $8 million CDN convertible debenture in Mainframe Entertainment Inc., a leading producer of 3D computer generated animation.

During the first nine months of 1999, cash provided by financing activities included $1.5 million of proceeds from common shares issued under the Company's stock option plan.

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

Digital Projection International's accounting and production systems have been certified as Year 2000 ready by the vendors.

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

Sonics has completed testing of the automation subsystems incorporated in their sound systems in all but four theaters which will be tested by the end of the year. The testing to date indicates that the automation subsystems would not be negatively impacted by the change in the century. If there is a failure in an automation subsystem to be Year 2000 ready, this failure would impact on the ability of a theater to present pre-show material but would not affect the theater's ability to present a 15/70-format film.

Digital Projection International has evaluated its product line and concluded that the product line would not be negatively impacted by the change in the century.

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

A substantial portion of the Company's revenues are denominated in U.S. dollars while a substantial portion of its costs and expenses are denominated in Canadian dollars. A portion of the net U.S. dollar flows of the Company are converted to Canadian dollars to fund Canadian dollar expenses, either through the spot market or through forward contracts. In Japan, the Company has ongoing operating expenses related to its operations. Net Japanese yen flows are occasionally converted to U.S. dollars generally through forward contracts to minimize currency exposure. The Company also has cash receipts under leases denominated in French francs and Japanese Yen which are converted to U.S. dollars generally through forward contracts to minimize currency exposure.

A substantial portion of the Company's cash equivalents earn interest at short-term floating rates while all of its long-term debt incurs interest at long-term fixed rates. The Company entered into an interest rate swap to hedge this exposure.

Contract amounts, average contractual exchange rates, terms and fair values for the Company's financial instruments are disclosed in Note 4 to the Condensed Consolidated Financial Statements contained in Item 1.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

   3.1 Articles of Amendment dated June 7, 1999, to the Restated Articles of Incorporation of Imax Corporation.

   3.2  New By-Law No 1. of Imax Corporation, enacted on June 7, 1999.

   10.1  (Amended)  Stock Option Plan of Imax Corporation, dated June 7, 1999.


(b)  Reports on Form 8-K

      The Company filed a report on Form 8-K dated September 17, 1999 will file an amendment on November 15, 1999 under Item 2 - Acquisition or Distribution of Assets. The Company reported that on September 3, 1999, it acquired all of the outstanding Ordinary Shares and Preference Shares of Digital Projection International ("DPI"), a designer and manufacturer of digital image delivery systems headquartered in Manchester, England with an office in Atlanta, Georgia.

                               IMAX CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         IMAX CORPORATION



Date:  November 15, 1999                 By: / S / John M. Davison
-------------------------                    ----------------------
                                             John M. Davison
                                             Chief Operating Officer and
                                             Chief Financial Officer
                                             (Principal Financial Officer)


                                         By: / S /  Mark J. Thornley
                                             ----------------------------
                                             Mark J. Thornley
                                             Vice President, Finance
                                             (Principal Accounting Officer)