Form 10-K405
period 1999-12-31
IMAX CORP
filed 2000-03-30
CIK 921582

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

                   For the fiscal year ended December 31, 1999

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

     The aggregate market value of the common shares of the registrant held by non-affiliates of the registrant, computed by reference to the last sale price of such shares as of the close of trading on March 10, 2000 was $405,093,331 (18,465,372 common shares times $21.938). As of March 10, 2000, there were 29,780,356 common shares of the registrant outstanding.

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

                           Annual Report on Form 10-K

                                December 31, 1999

                                Table of Contents

                                                                                                          Page
                                                                                                          ----
                                                     PART I

Item 1--     Business...................................................................................    4
Item 2--     Properties.................................................................................   11
Item 3--     Legal Proceedings..........................................................................   11
Item 4--     Submission of Matters to a Vote of Security Holders........................................   12

                                                    PART II

Item 5--     Market for Registrant's Common Equity and Related Stockholder Matters......................   13
Item 6--     Selected Financial Data....................................................................   13
Item 7--     Management's Discussion and Analysis of Financial Condition and Results of Operations......   15
Item 7a--    Quantitative and Qualitative Disclosures about Market Risk.................................   26
Item 8--     Financial Statements and Supplementary Data................................................   27
Item 9--     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......   51

                                                    PART III

Item 10--    Directors and Executive Officers of the Registrant.........................................   51
Item 11--    Executive Compensation.....................................................................   54
Item 12--    Security Ownership of Certain Beneficial Owners and Management.............................   59
Item 13--    Certain Relationships and Related Transactions.............................................   63

                                                    PART IV

Item 14--    Exhibits, Financial Statement Schedules and Reports on Form 8-K............................   63
Signatures..............................................................................................   66

                               EXCHANGE RATE DATA

     Unless otherwise indicated, all dollar amounts in this document are expressed in United States dollars. The following table sets forth, for the periods indicated, certain exchange rates based on the noon buying rate in the City of New York for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York (the "Noon Buying Rate"). Such rates quoted are the number of U.S. dollars per one Canadian dollar and are the inverse of rates quoted by the Federal Reserve Bank of New York for Canadian dollars per U.S. $1.00. The average exchange rate is based on the average of the exchange rates on the last day of each month during such periods. The Noon Buying Rate on December 31, 1999 was U.S. $0.6925.

                                                            Year ended December 31
                               ---------------------------------------------------------------------------------
                                    1995            1996            1997             1998            1999
                               ------------------------------------------------ --------------------------------
Exchange rate at end of
    period....................    U.S. $0.7325   U.S. $0.7301    U.S. $0.6999     U.S. $0.6522    U.S. $0.6925
Average exchange rate
   during period..............          0.7312         0.7329          0.7220           0.6740          0.6730
High exchange rate during
   period.....................          0.7533         0.7513          0.7471           0.7105          0.6925
Low exchange rate during
   period.....................          0.7008         0.7235          0.6945           0.6341          0.6535


               SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

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



--------------------------------------------------------------------------------

     IMAX(R), IMAX(R) Dome, IMAX Ridefilm(R), IMAX Solido(R), OMNIMAX(R), IMAX(R) 3D, Personal Sound Environment(R), The IMAX Experience(R), An IMAX Experience(R) and An IMAX 3D Experience(R) are trademarks and trade names of the Company or its subsidiaries that are registered or otherwise protected under laws of various jurisdictions.

PART I
Item 1. Business

GENERAL

     Imax Corporation and its subsidiaries (the "Company") is one of the world's leading entertainment technology companies, with particular emphasis on film and digital imaging technologies including giant-screen images, 3D presentations, post-production and digital projection. The Company designs and manufactures projection and sound systems for giant-screen ("15/70-format") theaters based on proprietary and patented technology and is the largest producer and distributor of films for giant-screen theaters. The Company, through its recent acquisition of Digital Projection International ("DPI"), also designs and manufactures high performance digital image delivery systems in the form of digital projectors capable of projecting high quality images on large screens from any video, computer or HDTV source. The IMAX(R) brand name enjoys widespread recognition with more than 500 million viewers throughout the world having experienced the Company's high-quality, giant-screen theater attractions since 1970 including over 70 million viewers in 1999.

     The Company has experienced substantial growth in the IMAX theater network as a result of the increased worldwide demand for IMAX 3D theaters located in commercial locations. The increased number of commercial IMAX theaters in operation has attracted more commercial films to the medium including films produced by major Hollywood studios. In January 2000, Buena Vista Pictures Distribution, a unit of The Walt Disney Company, released Disney's animated feature Fantasia 2000: The IMAX Experience exclusively to 75 IMAX theaters around the world for a four-month period ending April 30, 2000. Fantasia 2000 was the first theatrical full-length feature film to be reformatted into 15/70-format film and has become the fastest grossing large-format film in history demonstrating the potential for Hollywood films to be shown in IMAX theaters. The Company believes that the success of Fantasia 2000 has the potential to lead to additional Hollywood films being released to IMAX theaters which, the Company believes could create further demand worldwide for commercial IMAX theaters.

     The IMAX theater network is the most extensive giant-screen theater network in the world with 208 theaters operating in 25 countries as of December 31, 1999. The Company generally does not own IMAX theaters but leases its projection and sound systems and licenses the use of its trademarks. IMAX theater systems combine advanced high-resolution projection systems, sound systems and screens as large as eight stories high (approximately 80 feet) that extend to the edge of a viewer's peripheral vision to create immersive audio-visual experiences. As a result, audiences feel as if they are a part of the on-screen action in a way that is more intense and exciting than in traditional theaters. In addition, the Company's IMAX 3D theater systems combine the same projection and sound systems and up to eight storey screens with 3D images that further increase the audience's feeling of immersion in the film. The Company believes that the network of IMAX 3D theaters is the largest out-of-home 3D distribution network in the world.

     In addition to the existing library of entertaining and educational 15/70-format films, recent film productions have included commercial films such as Everest, which was produced and distributed by MacGillivray Freeman Films and was the first 15/70-format film to be one of the top 10 highest grossing films in North America, T-REX: Back to the Cretaceous which was produced by the Company, and features giant computer generated 3D images of dinosaurs, and The Walt Disney Company's animated feature Fantasia 2000: The IMAX Experience.

     DPI's digital projectors are based on Texas Instruments' Digital Micromirror DeviceTM (DMD), a unique digital imaging platform based on an optical semiconductor chip that has any array of up to 1,310,000 hinged, microscopic mirrors which operate as optical switches to create a high resolution, full color image. DPI played an important role in the development of the DMD chip. DPI designs, manufactures and sells high-quality digital image delivery devices for applications such as rock concerts, casinos and trade shows. DPI offers a number of different product offerings based on a range of brightness and resolution of the projected image. The Company believes new markets are emerging for DPI's products including applications for digital cinema in conventional movie theaters and digital media networks including location based advertising networks.

     The Company was formed in March 1994 as a result of an amalgamation between WGIM Acquisition Corp. and the former Imax Corporation ("Predecessor Imax"). Predecessor Imax was incorporated in 1967. Imax effected a corporate reorganization in December 1998 to better align employees and operations to the Company's lines of business. As a result of this reorganization, Imax Ltd., a 100% owned subsidiary of Imax Corporation, is responsible for the funtions of system leasing, film marketing and distribution, systems maintenance, camera rental, marketing and administration.

PRODUCT LINES

     The Company is the largest designer and supplier of projection and sound systems and the largest producer and distributor of 15/70-format films for giant-screen theaters. The Company's theater systems include specialized projection equipment, advanced sound systems, specialty screens, theater automation control systems and film handling equipment. The Company derives a significant portion of its revenues from the sale and lease of its theater systems to giant-screen theaters and related film products and services. Segmented information is provided in Note 19 to the audited financial statements contained in Item 8.

     In 1999, the Company acquired 100% of DPI. DPI designs, manufactures and sells high-quality digital image delivery devices for applications such as rock concerts, casinos and trade shows. DPI offers a number of different product offerings based on a range of brightness and resolution of the projected image. The Company believes new markets are emerging for DPI's products including applications for digital cinema in conventional movie theaters and digital media networks including location based advertising networks (see Digital Projection International).

Giant-Screen Theaters

     The Company is the pioneer and leader in the giant-screen, large-format film industry. The IMAX theater system network has the largest installed base of giant-screen theater systems, with systems located in 208 theaters in 25 countries as of December 31, 1999 which, including committed theaters in backlog, will grow to more than 280 theaters by the year 2002. IMAX theaters have flat or dome shaped screens for 2D and 3D presentations which are many times larger than conventional theaters, extending to the edge of the viewer's peripheral vision. The theaters have a steeply inclined floor to provide all audience members a clear view of the screen and typically seat 250 to 500 people.

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

     The following chart shows the number of the Company's theater systems by product, installed base and backlog as of December 31, 1999:

                                       2D                                           3D
                   -------------------------------------        -------------------------------------
                   Product       Installed       Backlog        Product       Installed       Backlog
                   -------       ---------       -------        -------       ---------       -------
                                   Base                                         Base
                                   ----                                         ----
Flat Screen ....   IMAX             61              4           IMAX 3D           63             23
                                                                IMAX 3D SR        17             48
Dome Screen ....   IMAX Dome        64              2           IMAX Solido        3             --

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

     IMAX 3D and 3D SR Systems. IMAX 3D systems make up the largest component of the Company's backlog. IMAX 3D theaters utilize a flat screen 3D system which produces realistic three-dimensional images on a giant IMAX screen. The Company believes that the IMAX 3D system offers consumers one of the most realistic 3D experiences available today. To create the 3D effect, the audience uses either polarized glasses or electronic glasses that separate the left- and right-eye images. The electronic glasses use liquid crystal shutter lenses controlled by an infrared signal. Each lens "opens and closes" 48 times a second in synchronization with the projector to produce full color stereoscopic viewing. The IMAX 3D projectors can project both 2D and 3D films, allowing theater owners the flexibility to exhibit either type of film. The Company offers upgrades to existing theaters which have 2D IMAX projection systems to IMAX 3D projection systems. Since the introduction of IMAX 3D technology, the Company has upgraded 11 theater systems and had one additional upgrade in backlog as of December 31, 1999.

     In 1997, the Company launched a smaller IMAX 3D system called IMAX 3D SR; a patented theater system that combines a proprietary theater design, a more automated projection system and specialized sound system to replicate the experience of a larger IMAX 3D theater in a smaller space (up to 270 seats). The IMAX 3D SR theater system is designed to be located primarily in multiplexes in smaller cities and to operate at lower costs than the larger IMAX 3D GT theater system. The Company had 48 IMAX 3D SR systems in backlog at December 31, 1999.

     IMAX Solido Systems. IMAX Solido theaters comprise a dome screen 3D system that projects the film onto a tilted dome such that objects not only appear to "come out" from the screen but also to envelop the viewer. IMAX Solido projectors, like IMAX 3D projectors, can project both 2D and 3D films.

Theater System Leases

     The Company's system leases generally have 10 to 20-year initial terms and, subject to certain conditions, are typically renewable by the customer for one or more additional 10-year terms. As part of the lease agreement, the Company advises the customer on theater design, custom assembles and supervises the installation of the theater system, provides training to theater personnel and ongoing maintenance to the system. Prospective theater owners are responsible for providing the theater location, the design and construction of the theater building and any other necessary improvements. Under the terms of the typical lease agreement, the title to all theater system equipment (including the projection screen, the projector and the sound system) remains with the Company. The Company has the right to remove the equipment for non-payment or other defaults by the customer. The contracts are generally not cancelable by the customer unless the Company fails to perform its obligations. The contracts are generally denominated in U.S. dollars, except in Canada and Japan, where contracts are generally denominated in Canadian dollars and Japanese Yen, respectively.

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

Theater Operations and Investments

     The Company has 13 theaters in which it holds an equity interest. As of December 31, 1999 the Company's sales backlog includes seven theaters in which the Company has an equity interest.

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

Sound Systems

     Sonics Associates, Inc. ("Sonics"), the Company's 100% owned subsidiary, is a world leader in the development and manufacture of sound systems for all applications including traditional movie theaters, auditoriums, and specialized uses including the development of 3D sound capabilities and manufactures the sound systems for the Company's theaters. Sonics holds multiple patents in sound development including a new theater sound system developed especially for theaters with stadium seating, a digital audio technology with advanced circuit design specifically to enhance sound clarity and depth of sound reproduction, and its Personal Sound Environment, the first 3D sound environment for the movies. Prior to October 1, 1999, Sonics was 51% owned by the Company and 49% owned by four executive officers of Sonics. On October 1, 1999, the Company purchased the remaining 49% of Sonics that it did not own (see note 3 to the financial statements contained in Item 8).


Digital Projection International

     DPI's digital projectors are based on Texas Instruments' Digital Micromirror DeviceTM (DMD), a unique digital imaging platform based on an optical semiconductor chip that has an array of up to 1,310,000 hinged, microscopic mirrors which operate as optical switches to create a high resolution, full color image. DPI played an important role in the development of the DMD chip. DPI designs, manufactures and sells high-quality digital image delivery devices for applications such as rock concerts, casinos and trade shows. DPI offers a number of different product offerings based on a range of brightness and resolution of the projected image. The Company believes new markets are emerging for DPI's products including applications for digital cinema in conventional movie theaters and digital media networks including location based advertising networks. Digital Projection's products are the only projectors to be honored with two Emmy(R) awards for broadcast engineering. On September 3, 1999 the Company purchased 100% of DPI (see note 3 to the financial statements contained in Item 8).


Film Production, Post-Production and Distribution

     The Company is the largest producer and distributor of 15/70-format films. The Company produces films financed either internally or partially or fully, financed by third parties. With respect to third party productions, the Company generally receives a film production fee in exchange for producing the films and is appointed the exclusive distributor of the film. When the Company produces films, it typically hires production talent and specialists on a project-by-project basis, similar to a movie studio, allowing the Company to retain creative and quality control without the burden of signification ongoing overhead expenses. Typically, the ownership rights to films produced for third parties are held by the film sponsors, the film investors and the Company.

     The Company generally distributes films produced by the Company and has acquired distribution rights to films produced by independent producers. The Company has distribution rights to more 15/70-format films than any competing distributor. As distributor, the Company generally receives a percentage of the theater box office receipts. On a limited basis, the Company also markets video cassette and laser disk souvenir copies of its films both at theaters and through other retail channels.

     The library of 15/70-format films includes entertaining and educational films on subjects such as space, wildlife, music, history and natural wonders, and consists of 154 films at the end of 1999 of which the Company had distribution rights to 51 such films. In recent years, several 15/70-format commercial films have been successfully released, including T-REX: Back to the Cretaceous, which was released by the Company in 1998 and has grossed over $40 million to date and Everest, which was released by MacGillivray Freeman Films 1998 and has grossed over $100 million to date. On January 1, 2000 pursuant to an agreement between the Company and Buena Vista Pictures Distribution, a unit of The Walt Disney Company, Fantasia 2000: The IMAX Experience was released exclusively to 75 IMAX theaters around the world for a four-month period ending April 30, 2000. This was the first theatrical full-length feature film to be reformatted into 15/70-format film and it became the fastest grossing large-format film in history, grossing over $40 million in its first 75 days of release. 15/70-format films are expected to be in distribution for five or more years, although many of the films in the library have remained popular for longer periods including the films To Fly (1976), Grand Canyon - The Hidden Secrets (1984) and The Dream Is Alive (1985) which were all exhibited during 1999. In 1999, there were 15 new films released in the 15/70-format.

     David Keighley Productions 70MM Inc., a wholly-owned subsidiary of the Company, provides film post-production and quality control services for 15/70-format films (whether produced internally or externally), and is developing digital post-production services for future digital formats.

     Cameras. The Company rents 2D 15/70-format cameras and provides technical and post-production services to third party producers for a fee. The Company maintains 13 cameras and other film and lighting equipment to support third-party producers and also offers production advice and technical assistance to filmmakers.

     The Company has developed state-of-the-art patented dual and single filmstrips 3D cameras which are among the most advanced motion pictures cameras in the world and are the only 3D cameras of their kind. The IMAX 3D camera simultaneously shoots left- and right-eye images and its compact size allows filmmakers access to a variety of locations, such as underwater or aboard aircraft. The Company has three dual filmstrip cameras in its inventory.


MARKETING AND CUSTOMERS

     The Company markets its theater systems through a direct sales force and marketing staff located in offices in Canada, the United States, Europe, Singapore and Japan. In addition, the Company has agreements with consultants, business brokers and real estate professionals to locate potential customers and theater sites for the Company on a commission basis.

     The Company has experienced an increase in the number of commercial theater signings and international signings since 1995. At December 31, 1999, the number of commercial theaters installed and in backlog had increased 18% over 1998. The commercial theater segment of the Company's theater network is now its largest segment with a total of 148 theaters opened or in backlog. At December 31, 1999, 42% of all opened and backlog theaters are for locations outside of North America. The Company's institutional customers include science and natural history museums, zoos, aquaria and other educational and cultural centers. The Company also leases its systems to theme parks, tourist destination sites, fairs and expositions. For a breakdown of the installed theater base and backlog by market segment, geographic segment and product as of December 31, 1999, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.


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

RESEARCH AND DEVELOPMENT

     The Company believes that it is one of the world's leading entertaining technology companies with significant in-house proprietary expertise in projection system, camera, and sound system design, engineering and technology. The Company believes that virtually all aspects of the motion picture industry will be affected by the development of digital techniques, particularly in the areas of content creation (image capture), post-production (editing and special effects), distribution and display. The Company has made significant investments in digital technologies, including its September 1999 acquisition of 100% of DPI, a designer and manufacturer of digital image delivery systems, and has a number of patents and intellectual property rights in these areas. DPI played an important role in the development of the DMD chip that forms the basis for DPI's projectors. The Company has made a number of significant technological advances in the past and in January 1997, the Company was awarded an Academy AwardTM for scientific and technical achievement by the Academy of Motion Picture Arts and Sciences. In addition, the Company has substantial proprietary knowledge in 15/70-format film production. As of December 31, 1999, 58 of the Company's employees were connected with research and development projects.

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

     Including contributions by third parties, the Company has spent approximately $15.5 million on research and development over the last five years, including approximately $2.2 million, $2.8 million and $4.5 million in 1997, 1998 and 1999 respectively. In 1991, the Company received a multi-year grant from the Ontario Technology Fund of the Government of Ontario for research and development. The program was completed in 1998 and cost approximately $7.0 million over seven years, with the Ontario Technology Fund contributing approximately $3.1 million.

     In September 1999, the Company acquired 100% of DPI, a designer and manufacturer of digital image delivery systems, to among other things, integrate research and development of digital products.


MANUFACTURING AND SERVICE

Imax Manufacturing

     The Company assembles its giant-screen projection systems at its Corporate Headquarters and Technology Center in Mississauga, Ontario (near Toronto). A majority of the components for the Company's systems are purchased from outside vendors. The Company develops and designs all the key elements for the proprietary technology involved in its projector and camera systems. Fabrication of these components is then subcontracted to a group of carefully pre-qualified suppliers. Manufacture and supply contracts are signed for the delivery of components on an order-by-order basis. The Company has developed long-term relationships with a number of significant suppliers, and the Company believes its existing suppliers will continue to supply quality products in quantities sufficient to satisfy its needs. The Company inspects all components and sub-assemblies, completes the final assembly, and then subjects the systems to comprehensive testing prior to shipment. Since 1980, the IMAX theater systems have had an average in service time of over 99.8%.

Sonics Manufacturing

     Sonics develops, designs and assembles the key elements of its theater sound systems. The standard IMAX theater sound system comprises components from a variety of sources with approximately 50% of the materials cost of each system attributable to proprietary components provided under OEM agreements with outside vendors. These proprietary components include custom loudspeaker enclosures and horns and specialized amplifiers, signal processing and control equipment. The components for the complete sound system are assembled by Sonics at its facility in Birmingham, Alabama. Sonics also fabricates professional audio electronics equipment for a variety of applications and offers individual system customization for unique applications such as amusement park rides.


DPI Manufacturing


     DPI develops, designs and manufactures digital projector systems utilizing digital and micromirror technology. These projector systems are marketed typically to commercial clients in the staging, rental and display advertising sectors who require an industry leading combination of high brightness and resolution. DPI manufactures projectors at its production and research facility in Manchester, England and also maintains a sales and customer support office in Atlanta, Georgia.

Service and Maintenance

     The Company provides key services and support functions for the IMAX theater network and for filmmakers. To support the IMAX theater network, the Company has personnel stationed in major markets who provide periodic and emergency service and maintenance on existing systems throughout the world. The Company's personnel typically visit each theater every three months to service the projection and sound systems. The Company also provides theater design expertise for both the visual and audio aspects of the theater, as well as system installation and training.


PATENTS AND TRADEMARKS

     The Company's inventions cover various aspects of its proprietary technology and many of such inventions are protected by Letters Patent or applications filed throughout the world, most significantly in the United States, Canada, Japan, Korea, France, Germany and the United Kingdom. The subject matter covered by these patents and applications encompasses electronic circuitry and mechanisms employed in film projectors and projection systems (including 3D projection systems), a simulator theater system and the orthogonal motion base mechanism, and a method for synchronizing digital data systems. The Company has been diligent in the protection of its proprietary interests.

     The Company currently holds 58 patents, has 19 patents pending in the United States and has corresponding patents or filed applications in many countries throughout the world. Through its subsidiary DPI, the Company holds 13 patents and has 10 patents pending in the United States related to the delivery and projection of digital images. While the Company considers its patents to be important to the overall conduct of its business, it does not consider any particular patent essential to its operations. Certain of the Company's patents in the United States, Canada and Japan for improvements to the IMAX projector, IMAX Solido and sound systems expire between 2001 and 2018.

     The Company owns or otherwise has rights to trademarks and trade names used in conjunction with the sale of its products, systems and services. The following trademarks are considered significant in terms of the current and contemplated operations of the Company: The IMAX Experience(R), An IMAX 3D Experience(R), An IMAX Experience(R), IMAX(R), IMAX(R) 3D, IMAX(R) Dome, IMAX Solido(R), Personal Sound Environment(R), OMNIMAX(R) and IMAX Ridefilm(R). These trademarks are widely protected by registration or common law throughout the world. The Company also owns the service mark IMAX THEATRE(TM). The Company vigorously enforces its trademarks and trade names against whomever it believes is infringing upon its rights.

EMPLOYEES

     As of December 31, 1999, the Company had 635 employees not including hourly employees at Company-owned theaters. The Company's employees are not represented by a labor union. The Company has never experienced an employee strike and believes that its employee relations are excellent.


Item 2. Properties

     The Company's principal executive offices are located in Mississauga, Ontario and New York, New York. The Company's principal facilities are as follows:

                                                 Operation                            Own/Lease        Expiration
                                                 ---------                            ---------        ----------
Mississauga, Ontario (1)....    Headquarters, Administrative, Assembly and               Own               N/A
                                Research and Development
New York, New York..........    Executive                                               Lease             2004
Birmingham, Alabama ........    Sound Systems Design and Assembly                        Own               N/A
Kempten, Germany............    Sales and Marketing                                     Lease             2000
Los Angeles, California.....    Sales, Marketing, Film Production and                   Lease             2012
                                Post-Production
Singapore...................    Sales and Marketing                                     Lease             2002
Tokyo, Japan................    Sales, Marketing, Maintenance and Theater Design        Lease             2000
Manchester, England.........    Digital Projection International Design and             Lease             2003
                                Assembly, Research and Development
Atlanta, Georgia............    Digital Projection International Sales, Marketing       Lease             2002
                                and Service


(1) This property is subject to a collateral secured charge in favour of The Toronto-Dominion Bank in connection with a working capital facility.


Item 3. Legal Proceedings

     In April 1994, Compagnie France Film Inc. filed a claim against the Company in the Superior Court in the District of Montreal, in the Province of Quebec, alleging breach of contract and bad faith in respect of an agreement which the plaintiff claims it entered into with the Company for the establishment of an IMAX theater in Quebec City, Quebec, Canada. Until December 1993, Predecessor Imax was in negotiations with the plaintiff and another unrelated party for the establishment of an IMAX theater in Quebec City. In December 1993, Predecessor Imax executed a system lease agreement with the other party. During the negotiations, both parties were aware of the other party's interest in also establishing an IMAX theater in Quebec City. The plaintiffs claimed damages of Canadian $4.6 million, representing the amount of profit they claim they were denied due to their inability to proceed with an IMAX theater in Quebec City, together with expenses incurred in respect of this project and pre-judgement interest. The Company disputed this claim and filed a defense in response. Compagnie France Film had also incorporated a shell company, 3101-8450 Quebec Inc. ("3101"). 3101 was to, among other things, enter into a lease for the proposed IMAX theater site. In November 1993, while negotiations between Compagnie France Film and the Company were still ongoing, 3101 entered into a lease for the site. 3101 defaulted on the lease and the landlord sued 3101 in an unrelated action to which the Company was not a party. In February 1996, 3101 was found liable to pay the landlord damages in the amount of Canadian $2.5 million. Subsequent to that judgment 3101 intervened in the lawsuit between Compagnie France Film and the Company in order to claim from the Company damages in the amount of Canadian $2.5 million. The Company disputed these claims and the suit went to trial in January 1998. In a decision rendered in April 1998, the court dismissed the plaintiffs' claims with costs. In May 1998, the plaintiffs and 3101 both filed appeals of the decision to the Quebec Court of Appeal. The Company believes that the amount of the loss, if any, will not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of this litigation.

     In January 2000, the Commission of the European Communities (the "Commission") informed the Company that Euromax, an association of European large screen cinema owners had filed a complaint against the Company under EC competition rules. The complaint addressed a variety of alleged abuses, mainly relating to the degree of the control that the Company asserts over the projection systems it leases, and the form and terms of the Company's agreements. No formal investigation has been initiated to date, and the Commission has limited itself to a request of Imax to comment on the complaint. Should proceedings be initiated, it is expected that no decision would be rendered until 2001 at the earliest. Although the Commission has the power to impose fines of up to a maximum of 10% of Company revenue for breach of EC competition rules, the Company believes on the basis of currently available information and an initial review that such result would not be likely. The Company further believes that the allegations in the complaint are meritless and will accordingly defend the matter vigorously. The Company believes that the amount of the loss, if any, suffered in connection with this lawsuit would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of this litigation.

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


Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of the security holders during the quarter ended December 31, 1999.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's common shares are listed for trading under the trading symbol "IMAX" on the Nasdaq National Market System ("Nasdaq"). The common shares are also listed on The Toronto Stock Exchange ("TSE") under the trading symbol "IMX". The following table sets forth the range of high and low sales prices per share for the common shares on Nasdaq and the TSE.

                                                           U.S. Dollars
                                                --------------------------------
                                                 High                     Low
                                                ------                  --------
Nasdaq
Year ended December 31, 1999
     Fourth quarter                             28.750                   17.000
     Third quarter                              25.500                   19.563
     Second quarter                             24.125                   18.688
     First quarter                              33.625                   15.000
Year ended December 31, 1998
     Fourth quarter                             32.250                   18.000
     Third quarter                              25.000                   17.000
     Second quarter                             28.875                   21.750
     First quarter                              29.000                   20.500

                                                        Canadian Dollars
                                                --------------------------------
                                                 High                     Low
                                                ------                  --------
TSE
Year ended December 31, 1999
     Fourth quarter                             42.500                   25.750
     Third quarter                              38.000                   28.500
     Second quarter                             35.000                   27.400
     First quarter                              51.000                   23.700
Year ended December 31, 1998
     Fourth quarter                             51.000                   33.000
     Third quarter                              38.050                   26.750
     Second quarter                             40.800                   30.100
     First quarter                              41.950                   28.750


     As of December 31, 1999 the Company had 255 registered holders of record of the Company's common shares.

     The Company has not paid within the last two fiscal years, and has no current plans to pay, dividends on its common shares. The payment of dividends by the Company is subject to certain restrictions under the terms of the Company's indebtedness (see note 12 to the consolidated financial statements in Item 8 and the discussion of liquidity and capital resources in Item 7). The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including the Company's financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

Item 6.  Selected Financial Data

(in thousands of dollars, except per share data and systems data)

     The selected financial data set forth below is derived from the consolidated financial statements of the Company. The financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles ("U.S. GAAP"). Effective April 1, 1996, the Company adopted the U.S. dollar as its functional currency. This change in accounting policy was applied prospectively. All financial information referred to herein is expressed in U.S. dollars unless otherwise noted.

                                                                        Years Ended December 31,
                                                   ------------------------------------------------------------------

                                                       1995         1996          1997         1998          1999(1)
                                                   -----------   ---------     ---------    ---------     ----------
Operating Statement Data:
Revenue.....................................
   IMAX systems.............................       $   51,968    $  85,972     $   97,539   $  140,874    $  126,826
   Digital projection systems..............               --            --             --          --         10,999
   Films....................................           28,835       28,367         39,683       30,824        47,227
   Other....................................            7,694       15,499         21,259       18,657        18,783
                                                   ----------    ---------     ----------   ----------    ----------
   Total revenue............................           88,497      129,838        158,481      190,355       203,835
Costs and expenses (2)                                 44,348       58,257         73,806      111,784       106,241
                                                   ----------    ---------     ----------   ----------    ----------
   Gross margin.............................           44,149       71,581         84,675       78,571        97,594
Loss from equity-accounted investees (3)....              --            --            (22)      (6,763)         (683)
Selling, general and administrative
   expenses (4).............................           25,925       29,495         32,115       38,777        36,584
Research and development ...................            2,808        2,493          2,129        2,745         3,868
Amortization of intangibles (5).............            2,541        2,708          2,701        5,948         2,585
                                                   ----------    ---------     ----------   ----------    ----------
Earnings from operations....................           12,875       36,885         47,708       24,338        53,874
Interest income.............................            3,377        5,797          5,604        5,320         9,984
Interest expense............................           (7,337)     (11,765)       (13,402)     (14,646)      (21,860)
Foreign exchange gain (loss)................              193         (337)          (623)         588           977
                                                   ----------    ---------     ----------    ----------   ----------
Earnings before taxes and minority interest.            9,108       30,580         39,287       15,600        42,975
Provision for income taxes..................           (5,458)     (13,579)       (17,265)      (9,810)      (16,535)
                                                   ----------     --------     ----------   ----------    ----------
Earnings  before minority interest..........            3,650       17,001         22,022        5,790        26,440
Minority interest...........................               --       (1,593)        (1,357)      (1,895)       (1,207)
                                                   ----------    ---------     ----------   ----------    ----------
Earnings before extraordinary item..........       $    3,650    $  15,408     $   20,665   $    3,895    $   25,233
Extraordinary loss on early retirement of debt,
(net of income tax benefit of $1,588) (6)...               --           --             --       (2,095)           --
                                                   ----------     --------     ----------   ----------    ----------
Net earnings................................       $    3,650    $  15,408     $   20,665   $    1,800    $   25,233
                                                   ==========    =========     ==========   ==========    ==========
Earnings per share (7)
   Before extraordinary item
   Basic....................................       $     0.12    $    0.54     $     0.71   $     0.10    $     0.85
   Diluted..................................       $     0.11    $    0.50     $     0.68   $     0.09    $     0.83
Net earnings per share
   Basic....................................        $    0.12    $    0.54     $     0.71   $     0.03    $     0.85
   Diluted..................................        $    0.11    $    0.50     $     0.68   $     0.03    $     0.83
Systems and Other Data:
Total systems signed (8)....................               24           26             48           43            44
Value of systems signed (in millions).......       $     64.6    $    89.6     $    128.4   $    129.2    $    120.2
New systems delivered.......................               11           26             24           41            35
Total systems in operation..................              130          149            159          183           208
Total systems in sales backlog (9)..........               44           45             77           76            77
Revenue in sales backlog (10)...............       $  107,238    $ 131,835     $  175,394   $  175,756    $  192,468


(1) Operating statement data for 1999 includes approximately four months of DPI's operations (acquired by the Company on September 3, 1999) and excludes approximately three months of the minority interest in Sonics (acquired by the Company on October 1, 1999).

(2) The costs and expenses for the years ended December 31, 1995, 1996, 1997 and 1998 include $2.5 million, $1.9 million, $1.4 million, and $0.5 million respectively, of charges for the amortization of purchase accounting adjustments associated with the original acquisition of the Company in 1994. Costs and expenses for the year ended December 31, 1999 were reduced by $1.5 million relating to the amortization of purchase accounting adjustments associated with the acquisitions of DPI and the minority interest in Sonics (see note 3 to the financial statements contained in Item 8). The year ended December 31, 1998 includes a $7.9 million charge related to rationalization of the Company's motion simulation division and $19.1 million related to the write-down of the value of some of the films in the Company's library.

(3) Loss from equity-accounted investees in 1998 includes the Company's 50% share of the loss of Forum Ride Associates and a provision against the remaining carrying value of the Company's equity investment in Forum Ride Associates totaling $6.1 million and a $0.5 million provision against an equity investment in a motion simulation ride.

(4) For the year ended December 31, 1998 selling, general and administration expenses include a $1.9 million charge related to the rationalization of Ridefilm.

(5) Amortization of intangibles in 1998 includes a $3.3 million charge related to the write-off of goodwill associated with the Ridefilm business.

(6) In 1998, all of the 10% Senior Notes due 2001 were redeemed. The excess of the redemption price over the principal amount of the Notes of $2,789,000 and the write-off of the unamortized deferred financing costs of $894,000 resulted in an extraordinary pre-tax loss of $3,683,000 in the year ended December 31, 1998.

(7) Earnings per share in the current and prior periods give retroactive effect to (a) the 2-for-1 stock split which became effective by May 27, 1997 and
     (b) the adoption of FASB Statement of Standards No. 128 which became effective by December 31, 1997.

(8) Represents the number of theater systems which were the subject of sale or lease agreements entered into by the Company in the years indicated. The 1996, 1997, 1998 and 1999 signings exclude three, twelve, one and one theaters in which the Company has an equity interest, respectively.

(9) 1996, 1997, 1998 and 1999 systems in backlog include two, thirteen, thirteen and seven theaters in which the Company has an equity interest, respectively.

(10) Represents the minimum revenue on signed system sale and lease agreements that is expected to be recognized as revenue as the associated theater systems are delivered. Does not include revenues from wholly owned, partnership or joint venture theaters.

                                                                        As at December 31,
                                               ----------------------------------------------------------------------
Balance Sheet Data:                                1995           1996         1997          1998          1999(1)
                                               ----------     -----------   -----------   -----------   ----------
Cash, cash equivalents and marketable
  securities.............................      $    50,747    $   120,688   $    90,530   $   202,941   $   123,605
Total assets.............................          194,515        308,744       344,359       490,091       538,237
Total long-term indebtedness.............           70,810        167,023       165,000       300,000       300,000
Total shareholders' equity...............           57,486         54,841        81,117        84,446       111,065

------------------

(1) includes the assets and liabilities of DPI, acquired by the Company on September 3, 1999.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

     The Company derives revenue principally from long-term theater system lease agreements, maintenance agreements, the distribution of films, from film production agreements and, commencing in 1999, from the sale of digital projectors. The Company also derives revenue from the operation of theaters in which the Company has an equity interest, the Company's motion simulation operations, camera rentals, and the sale of sound systems for applications other than for IMAX theaters.

Theater Systems


     The Company generally provides its theater systems on a long-term lease basis to customers with initial lease terms of typically 10 to 20 years. Lease agreements typically provide for three major sources of revenue: (i) upfront fees; (ii) ongoing royalty payments; and (iii) maintenance fees. The upfront fees vary depending on the type of system and location and generally are paid to the Company in installments commencing upon the signing of the agreement and continuing through the delivery of the theater system. Ongoing royalty payments are paid monthly over the term of the contract, commencing after delivery. These payments are generally equal to the greater of a fixed minimum amount per annum and a percentage of box office receipts. An annual maintenance fee is generally payable commencing in the second year of theater operations. Both minimum royalty payments and maintenance fees are typically indexed to the local consumer price index.

     Sales and sales-type leases. Revenues from the Company's theater system sale agreements and from theater system lease agreements which transfer substantially all of the benefits and risks of ownership ("sales-type leases") are recognized on the completed contract method (that is, upon delivery of the system). Revenues recognized at the time of the theater system delivery consist of upfront fees and the present value of minimum royalties on sales-type leases over the initial term of the lease. For leases with initial terms greater than 10 years, the Company's practice is to establish a valuation allowance related to the present value of minimum royalties beyond the initial 10 years at the time of delivery of the system. Management assesses this allowance on an annual basis based on the credit history of each individual lease. The timing of theater system delivery is largely dependent on the timing of the construction of the customer's theater which is used to fix the delivery date in the contract. The delivery of the theater system stated in the contract may be before the actual opening of the theater and as of December 31, 1999, the Company had delivered 38 theater systems to theaters that had not yet begun operations. Revenues recognized at the time of the theater system delivery generally are derived from contracts signed 12 to 24 months prior to the date of recognition. Such revenue is shown as sales backlog until it is recognized upon delivery. Therefore, revenue for theater systems is generally predictable on a long-term basis given the relationship to projected theater system deliveries. However, systems revenue in any given quarter may vary significantly depending on the nature and timing of the delivery of systems.

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

     Cash receipts under royalty payments are received after delivery. Typically, ongoing royalties are received over the 10 to 20 year life of the system agreements and under any renewal periods. The Company recognizes up to 10 years of the present value of the minimum royalties on sales-type leases upon delivery of the theater system. The discounted minimum royalties are recorded on the Company's balance sheet as an increase in net investment in leases. For financial reporting purposes, the actual cash received for minimum royalties in each year are divided into two components representing both a repayment of the net investment in leases (which has no income effect but reduces net investment in leases) and finance income on the net investment in leases balance (which is recorded as royalty revenue as earned). In the event of default of payment of minimum contracted royalties, the Company may repossess the system and refurbish it for resale. Royalties in excess of minimums are recorded as revenue when due under the terms of the lease agreement.

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

Film Distribution


     Revenues from the distribution of films are recognized when films are exhibited by theaters. The costs of films are charged as expenses using the individual-film-forecast method in accordance with the Financial Accounting Standards Board Statement No. 53 ("FAS 53"). The individual-film-forecast method amortizes film costs (reflected on the balance sheet as film assets) in the same ratio that current gross revenues bear to anticipated total gross revenues. The costs of distribution of films are charged against the specific license to which they relate. Estimates of anticipated total gross revenues are reviewed quarterly by the Company and revised where necessary to reflect more current information.


Film Production

     Revenue from films produced for third parties is recognized when the film is completed and delivered to the sponsor. The associated production costs are deferred and charged against the associated revenue when the revenue is recognized. The completion of films for third parties depends upon the contracted delivery dates with film sponsors. Thus, both film revenues and film income in any given period will vary significantly depending upon the timing of the completion of films and the number of films produced for third parties. When the Company invests in films, costs incurred are deferred and shown on the balance sheet as film assets. Cash received from sales of the film in advance of delivery is shown as deferred revenue until the film is complete and delivered to the exhibitor. The film assets are amortized against revenues using the individual-film-forecast method in accordance with FAS53.

International Operations

     A significant portion of the Company's sales are made to customers located outside of the United States and Canada. During 1997, 1998 and 1999 approximately 47.6%, 46.7% and 40.3%, respectively, of the Company's revenues were derived from sales outside the United States and Canada. The Company expects that international operations will continue to account for a substantial portion of its revenues in the future. In order to minimize exposure to exchange rate risk, the Company prices theater systems (the largest component of revenues) in U.S. dollars except in Canada and Japan where they are priced in Canadian dollars and Japanese Yen, respectively. Annual minimum royalty payments and maintenance fees follow a similar currency policy.


Accounting Policies

     The Company reports its results under both United States generally accepted accounting principles ("U.S. GAAP") and Canadian generally accepted accounting principles. The financial statements and results referred to herein are reported under U.S. GAAP.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of total revenue for each of the items set forth below:

                                                                     Years Ended December 31,
                                               --------------------------------------------------------------------
                                                  1995           1996          1997          1998          1999
                                               ----------     -----------   -----------   -----------   -----------
                                                     %             %             %             %             %
Revenue
  IMAX systems...........................             58.7          66.2           61.6          74.0          62.2
  Digital projection systems.............              --           --             --            --             5.4
  Films..................................             32.6          21.9           25.0          16.2          23.2
  Other..................................              8.7          11.9           13.4           9.8           9.2
                                               -----------    ----------    -----------   -----------   -----------
Total....................................            100.0         100.0          100.0         100.0         100.0
Costs and expenses (1)...................             50.1          44.9           46.6          58.7          52.1
                                               -----------    ----------    -----------   -----------   -----------
Gross margin.............................             49.9          55.1           53.4          41.3          47.9
Loss from equity-accounted investees.....              --           --             --             3.6           0.3
Selling, general and administrative expenses
                                                      29.3          22.7           20.3          20.4          18.0
Research and development.................              3.2           1.9            1.3           1.4           1.9
Amortization of intangibles (2)..........              2.9           2.1            1.7           3.1           1.3
                                               -----------    ----------    -----------   -----------   -----------
Earnings from operations.................             14.5          28.4           30.1          12.8          26.4
                                               -----------    ----------    -----------   -----------   -----------
Earnings before extraordinary item.......              4.1          11.9           13.0           2.0          12.4
                                               -----------    ----------    -----------   -----------   -----------
Net earnings.............................              4.1          11.9           13.0           0.9          12.4
                                               ===========    ==========    ===========   ===========   ===========

--------

(1) The costs and expenses include 2.8%, 1.4%, 0.9% and 0.3% of charges for the amortization of purchase accounting adjustments for the years ended December 31, 1995, 1996, 1997 and 1998, respectively related to the original acquisition of the Company in 1994. The costs and expenses for the year ended December 31, 1999 were reduced by 0.7% relating to the amortization of purchase accounting adjustments related to the 1999 acquisitions of DPI and the minority interest in Sonics. For the year ended December 31, 1998 costs and expenses include a charge of 4.1% related to the rationalization of the Company's motion simulation and attractions business and a charge of 10.0% related to the write-down of unrecoverable film costs.

(2) Amortization of intangibles in 1998 includes a non-recurring charge of 1.7% to reflect the write-off of goodwill associated with the Ridefilm business.


Year Ended December 31, 1999 versus Year Ended December 31, 1998

     In 1999 the Company had revenues of $203.8 million and net earnings of $25.2 million ($0.83 per share on a diluted basis) compared to revenues of $190.4 million and net earnings (after a $2.1 million extraordinary loss on the early extinguishment of debt) of $1.8 million ($0.03 per share on a diluted basis) in 1998. The increase in revenues of 7.1% is due to increased film revenues and the inclusion of four months of revenues from DPI which more than offset a decline in systems revenue. Results in 1998 were adversely affected by four significant items: a) the rationalization of the Company's motion simulation and attractions business resulted in a charge of $0.46 per share; b) the write-down of assets in the Company's film library resulted in a charge of $0.35 per share; c) the extraordinary loss on the early extinguishment of debt contributed a charge of $0.07 per share and, d) the redemption premium of the Company's Class "C" preferred shares contributed a charge of $0.02 per share.

Theater Network and Sales Backlog


     The Company signed agreements for 44 theater systems in 1999 excluding one theater in which it will have an equity interest, which represents expected future minimum revenues of $120.2 million. In 1998, the Company signed agreements for 43 theater systems excluding one theater in which it had an equity interest, for expected future minimum revenues of $129.2 million. The majority of signings in 1999 continued to be for 3D systems: 82% in 1999 versus 91% in 1998; commercial operators: 84% in 1999 versus 88% in 1998 and for theaters to be located outside of North America: 61% in 1999 versus 66% in 1998. As of December 31, 1999, there were IMAX theaters operating in 25 countries, with theaters to be located in a further 15 countries once the theaters in backlog open. Strong theater signings contributed to the 10% increase in the Company's sales backlog from $175.8 million at December 31, 1998 to $192.5 million at December 31, 1999.

     The IMAX theater network increased to 208 theaters in operation at December 31, 1999 from 183 theaters at the beginning of the year. The following is a geographic, market and product breakdown of the IMAX theaters in operation and theaters in backlog at December 31, 1999:

                                                                             Existing Theaters                     Backlog (1)
                                                                          ----------------------               ---------------------
                                                                          Theaters            %                Theaters          %
                                                                          --------          ----               --------         ----
Geographic:
     United States ...........................................              103               50%               34               44%
     Europe ..................................................               32               15                21               27
     Japan ...................................................               20               10                 3                4
     Canada ..................................................               24               11                 3                4
     Asia (excluding Japan) ..................................               12                6                 4                5
     Mexico ..................................................                8                4                 1                1
     Australia ...............................................                8                4                --               --
     South Africa ............................................                1               --                 3                4
     Middle East .............................................               --               --                 5                7
     South America ...........................................               --               --                 3                4
                                                                            ---              ---               ---              ---
     Total ...................................................              208              100%               77              100%
                                                                            ===              ===               ===              ===
                                                                             Existing Theaters                     Backlog (1)
                                                                          ----------------------               ---------------------
                                                                          Theaters            %                Theaters          %
                                                                          --------          ----               --------         ----
Market:
     Science and Natural History .............................               97               47%                8               10%
     Commercial ..............................................               80               38                68               88
     Theme Parks .............................................               20               10                --               --
     Destination Sites .......................................                5                2                --               --
     Zoos and Aquaria ........................................                6                3                 1                2
                                                                            ---              ---               ---              ---
     Total ...................................................              208              100%               77              100%
                                                                            ===              ===               ===              ===
Product:
     2D ......................................................              125               60%                6                8%
     3D ......................................................               83               40                71               92
                                                                            ---              ---               ---              ---
     Total ...................................................              208              100%               77              100%
                                                                            ===              ===               ===              ===

(1)  Backlog includes one upgrade from IMAX to IMAX 3D.

Film Library

     There were 15 new films released in the 15/70-format in 1999, bringing the total number of available films to 154 at the end of the year. The Company has the distribution rights to 51 of those films. In 1999, the Company released three films; Siegfried & Roy, Galapagos and Island of the Sharks.

     The Company currently has three films in production which are scheduled for release in 2000 through 2002, and more than 15 films in development and pre-production. As of December 31, 1999 there were more than 30 films in production in the 15/70-format industry wide, including the three being produced by the Company.

Revenues

     The Company's revenues in 1999 were $203.8 million, compared to $190.4 million in 1998, an increase of 7%. The following table sets forth the breakdown of revenue by category in thousands of dollars:

                                                1997         1998         1999
                                              --------     --------     --------
IMAX Systems Revenue
Sales and leases ........................     $ 78,672     $121,042     $103,414
Royalties (1) ...........................       10,285       10,154       11,747
Maintenance .............................        8,582        9,678       11,665
                                              --------     --------     --------
                                                97,539      140,874      126,826
                                              --------     --------     --------

Digital Projection Systems                          --           --       10,999
                                              --------     --------     --------

Film Revenue
Production ..............................        6,459          352           --
Distribution ............................       21,953       15,052       23,224
Post-production .........................       11,271       15,420       24,003
                                              --------     --------     --------
                                                39,683       30,824       47,227
                                              --------     --------     --------

Other Revenue                                   21,259       18,657       18,783
                                              --------     --------     --------
                                              $158,481     $190,355     $203,835
                                              ========     ========     ========

-----------------
(1)  Includes finance income.

     Systems Revenues. Systems revenue decreased from $140.9 million in 1998 to $126.8 million in 1999, a decrease of 10%. Revenue from sales and leases decreased from $121.0 million to $103.4 million, a decrease of 15%. The Company recognized revenues on the delivery of 35 theater systems under sales and sales-type leases in 1999 as compared to 41 theater systems in 1998. Royalty and maintenance revenue increased 16% and 21%, respectively, over the prior year principally due to the increased number of theater systems in the network.

     Digital Projection Systems. Revenues from the sale of digital projection systems of $11.0 million represents the revenues earned by Digital Projection International since its acquisition by the Company on September 3, 1999.

     Film Revenues. Film revenues increased from $30.8 million in 1998 to $47.2 million in 1999. Film distribution revenues increased from $15.1 million in 1998 to $23.2 million in 1999 due to the timing of the release of films and the strong performance of T-REX: Back to the Cretaceous which was released late in 1998. Film post-production activities increased from $15.4 million in 1998 to $24.0 million in 1999, an increase of 56%. The growth in revenues was due to an increase in the number of prints released, post-production activities and extensions of products and services. The Company did not deliver any films produced for third parties in 1999 or 1998.

     Other Revenues. Other revenues increased slightly from $18.7 million in 1998 to $18.8 million in 1999. Theater operations revenue more than doubled in 1999 versus 1998 due to the increase in the number of owned and operated theaters which offset a decrease in camera and other revenues related to the rationalization of the Motion Simulation and Attractions business.


Gross Margin

     Gross margin in 1999 was $97.6 million versus $78.6 million in 1998. In 1998, the gross margin was adversely affected by the write-down of the Company's motion simulation assets of $7.9 million and a write-down of its film assets of $19.1 million.

     The decline in the gross margin in 1999 over 1998, exclusive of these write-downs, is due mainly to the decline in system deliveries from 41 in 1998 to 35 in 1999.

     Gross margin as a percentage of total revenues was 47.9% in 1999 compared to 41.3% in 1998. The write-downs described above reduced the gross margin in 1998 by 4.1% and 10.0% respectively. The decline in the gross margin in 1999 over 1998, exclusive of these write-downs, is due to the higher proportion of film and other revenues (which generally have lower margins than IMAX systems revenues).

Other

     Selling, general and administrative expenses were $36.6 million in 1999 versus $38.8 million in 1998. The decrease in selling, general and administrative costs in 1999 over 1998 resulted primarily from a $1.9 million charge in 1998 associated with the rationalization of the Company's motion simulation and attractions business. Increases in costs in 1999 over 1998 resulted from the expansion of the network group and the inclusion of four months of selling, general and administrative expenses of DPI, which were more than offset by decreases in executive compensation and other corporate expenses.

     Research and development expenses were $3.9 million in 1999 versus $2.7 million in 1998. The increase is due mainly to the inclusion of four months of research and development costs of DPI.

     Interest income increased from $5.3 million in 1998 to $10.0 million in 1999 due to higher average cash and marketable securities balances as a result of the proceeds from the $200 million Senior Notes due 2005 issued on December 4,1998.

     Interest expense increased in 1999 as a result of the issue in December 1998 of the Senior Notes.

     The Company experienced a foreign exchange gain of $1.0 million in 1999 compared to a gain of $0.6 million in 1998. The foreign exchange gain in 1999 resulted primarily from fluctuations in exchange rates on Canadian dollar cash balances and Canadian dollar and Japanese Yen denominated net investment in leases. The gain in 1998 resulted primarily from fluctuations in exchange rates on the Japanese Yen denominated net investment in leases.

     The effective tax rate on earnings before tax differs from the statutory tax rate and will vary from year to year primarily as a result of the amortization of goodwill, which is not deductible for tax purposes, manufacturing and processing profits deduction and the provision for income taxes at different rates in foreign and other provincial jurisdictions. The effective tax rate in 1999 decreased over prior years due to increased manufacturing and processing credits resulting from a corporate reorganization which occurred in December 1998 which better aligned employees and operations to the Company's lines of business. The effective tax rate in 1998 was much higher than in prior years due to the large amount of non-deductible goodwill and deferred tax charge associated with the rationalization of Ridefilm as well as being affected by the $6.1 million loss associated with Forum Ride Associates which is provided for at a lower tax rate than the Company's statutory tax rate.

     Minority interest expense declined to $1.2 million in 1999 from $1.9 million in 1998 due mainly to the acquisition by the Company of the remaining 49% minority interest in Sonics on October 1, 1999.

Year ended December 31, 1998 versus Year ended December 31, 1997

Rationalization of Motion Simulation and Attractions Business

     Included in earnings for the year ended December 31, 1998 is a pre-tax charge of $13.6 million related to the Company's investment in the motion simulation and attractions business. Low returns in the industry, the high cost of producing films, high manufacturing and installation costs, declining sales and sales cancellations contributed to the Company's decision to rationalize the Ridefilm activity in 1998 to reduce future potential losses.

     Also, included in earnings for the year ended December 31, 1998 is a loss of $1.9 million representing the Company's 50% share of the 1998 loss of Forum Ride Associates, a joint venture with Starwood Hotels and Resorts Worldwide Inc., operating an IMAX 3D Simulator Ride at the Forum Shops at Caesars Palace in Las Vegas, Nevada. The Company also took a charge of $4.2 million to write-off its remaining investment in the joint venture after considering the 1998 operating loss and a projection that indicated future continuing losses.

Revenues

     The Company's revenues in 1998 were $190.4 million compared to $158.5 million in 1997, an increase of 20%.

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

     Film revenues declined from $39.7 million in 1997 to $30.8 million in 1998. Film distribution revenues declined from $22.0 million in 1997 to $15.1 million in 1998, a decrease of 31%. Film distribution revenues decreased in 1998 over 1997 due to the timing of film releases including the strong performance of three films released in the latter half of 1996 and the fact that the Company's major 1998 release, T-REX: Back to the Cretaceous, was not released until the fourth quarter. Film post-production activities generated revenues of $15.4 million in 1998 versus $11.3 million in 1997, an increase of 37%. The growth in revenues was due to an increase in the number of post-production projects, an increase in the number of prints released and extensions of related products and services.

     Other revenues of $18.7 million in 1998 represented a decrease of 12% over 1997. The decline in other revenues was primarily due to a decline in the number of IMAX Ridefilm systems delivered, partially offset by increases in camera rentals and revenues from Company owned theater operations.

Gross Margin

     Gross margin in 1998 was $78.6 million versus $84.7 million in 1997. The number of systems delivered in 1998 increased to 41 from 24 in 1997. The resulting increase in the gross margin was more than offset by the write-down in 1998 of the Company's motion simulation assets of $7.9 million and a write-down of its film assets of $19.1 million. Gross margin as a percentage of total revenues decreased from 53.4% in 1997 to 41.3% in 1998. An increase in the higher proportion of systems revenue (which generally has higher margins than film and other revenues) was more than offset by the charges noted above, which reduced the gross margin by 4.1% and 10%, respectively.

Other

     Loss from equity-accounted investees in 1998 includes $6.1 million of the Company's share of the loss of Forum Ride Associates (a 50% joint venture with Starwood Resorts Worldwide Inc. operating an IMAX 3D Simulator Ride) and a write-off of the Company's remaining investment in the joint venture.

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

     Research and development expenses were $2.7 million in 1998 versus $2.1 million in 1997. In 1997 the Company's technical staff were engaged in the design and production of the new IMAX 3D SR system and not in typical research and development activities.

     Amortization of intangibles in 1998 includes a non-recurring charge of $3.3 million to write-off the remaining goodwill associated with the Company's motion simulation business.

     Interest expense increased in 1998 as a result of the $200 million Senior Notes due 2005 which were issued on December 4, 1998.

     The Company experienced a foreign exchange gain of $0.6 million in 1998 compared to a loss of $0.6 million in 1997. The foreign exchange gain in 1998 resulted primarily from fluctuations in exchange rates on the Japanese Yen denominated net investment in leases, while the loss in 1997 resulted primarily from fluctuations in exchange rates on the Canadian dollar, the Japanese Yen and French Franc denominated cash balances and net investment in leases.

Quarterly Results

     The following table sets forth unaudited data regarding operations for each quarter of 1998 and 1999. The quarterly information has been prepared on the same basis as the annual consolidated financial statements and, in management's opinion, contains all normal recurring adjustments necessary to fairly state the information set forth herein. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                     1998                                              1999
                                 ------------------------------------------------  ------------------------------------------------
                                   1st      2nd       3rd       4th                  1st      2nd       3rd       4th
                                 Quarter  Quarter   Quarter   Quarter      Year    Quarter  Quarter   Quarter   Quarter     Year
                                 -------  -------   -------  -------     --------  -------  -------   -------   -------   ---------
                                                         (in thousands of dollars except per share data)
Operating Data:
Revenue
    IMAX systems..........       $26,364  $30,890   $35,793  $47,827     $140,874  $22,420  $18,889   $25,458   $60,059    $126,826
    Digital projection
     systems..............            --       --        --       --           --       --       --     2,010     8,989      10,999
    Films.................         7,062    6,761     5,163   11,838       30,824    8,622   10,444    11,042    17,119      47,227
    Other.................         2,873    5,526     3,293    6,965       18,657    5,701    4,925     3,943     4,214      18,783
                                 -------  -------   -------  -------     --------  -------  -------   -------   -------   ---------
    Total.................        36,299   43,177    44,249   66,630      190,355   36,743   34,258    42,453    90,381     203,835
Gross margin..............        21,044   24,699    26,453    6,375       78,571   16,530   15,714    19,410    45,940      97,594
Earnings (loss) from               9,985   14,566    16,702  (16,915)      24,338    7,475    6,117     8,912    31,370      53,874
operations................
Earnings (loss) before
   extraordinary item......        4,199    6,161     7,120  (13,585)       3,895    2,013    2,196     3,244    17,780      25,233
Net earnings (loss) ......         4,199    6,161     7,120  (15,680)       1,800    2,013    2,196     3,244    17,780      25,233
Per share data :
Earnings (loss) before
   extraordinary item.....
    Basic.................       $  0.14  $  0.21   $  0.24  $ (0.49)    $   0.10  $  0.07  $  0.07   $  0.11   $  0.60   $    0.85
    Diluted...............       $  0.14  $  0.20   $  0.23  $ (0.49)    $   0.09  $  0.07  $  0.07   $  0.11   $  0.53   $    0.83
Net earnings (loss) ......
    Basic.................       $  0.14  $  0.21   $  0.24  $ (0.56)    $   0.03  $  0.07  $  0.07   $  0.11   $  0.60   $    0.85
    Diluted...............       $  0.14  $  0.20   $  0.23  $ (0.56)    $   0.03  $  0.07  $  0.07   $  0.11   $  0.53   $    0.83


     The Company's operating results can fluctuate significantly from quarter to quarter. This fluctuation is due primarily to the timing of theater system deliveries, the mix of theater systems shipped, and the timing of recognition of revenues on third party film production agreements. Other expenses vary less significantly and are influenced by the timing of marketing initiatives and research and development projects.

     In 1999, revenues fluctuated by quarter largely due to the delivery of systems. In the fourth quarter of 1999, the Company recorded $90.4 million of revenues (44% of full year revenue) due to the delivery of 18 IMAX theater systems, increases in film distribution and post-production revenues and a full quarter of digital projection revenues resulting from the acquisition of DPI. The fluctuations in gross margin in the four quarters of 1999 were due to the variation in the revenue mix between systems, film and other with the highest gross margin percentage in the year occurring in the fourth quarter when IMAX systems revenue accounted for over 66% of the total revenue. Earnings from operations varied by quarter due to fluctuations in gross margin. Earnings from operations in the fourth quarter were affected by the inclusion of a full quarter of operating costs resulting from the acquisition of DPI.

     In 1998, revenues fluctuated by quarter largely due to the delivery of systems. In the fourth quarter of 1998, the Company recorded $66.6 million of revenues (35% of full year revenue) due to the delivery of 16 IMAX theater systems and increases in film post-production revenues. The fluctuations in gross margin in the first three quarters of 1998 were due to the variation in the revenue mix between systems, film and other. The decline in the gross margin in the fourth quarter was due to the costs associated with the rationalization of the Company's motion simulation and attractions unit and the write-down of film assets. Earnings from operations varied by quarter due to the fluctuation in gross margin, the write-down of the Company's equity interest in the Race For Atlantis attraction and were impacted by other expenses, which were proportionately higher in the last quarter due to the rationalization of the Company's motion simulation and attractions unit and performance-based compensation expenses.

     The Company expects quarterly results to continue to fluctuate in the future.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1999, the Company's principal source of liquidity included cash and cash equivalents of $34.6 million, marketable securities of $89.0 million, trade accounts receivable of $42.6 million, net investment in leases due within one year of $33.9 million and the amounts receivable under contracts in backlog which are not yet reflected on the balance sheet.

     In addition, the Company is party to an agreement with the Toronto-Dominion Bank with respect to a working capital facility. The Bank has made available to the Company a revolving loan in an aggregate amount up to Canadian $10 million or its U.S. dollar equivalent. Loans made under the working capital facility bear interest at the prime rate of interest per annum for Canadian dollar denominated loans and, for U.S. dollar denominated loans, at the U.S. base rate of interest established by the Bank. These loans are repayable upon demand. At December 31, 1999, $0.8 million was available for use under this facility.

     In December 1998, the Company issued $200 million of Senior Notes due December 1, 2005, part of the proceeds of which were used to redeem the $65 million of 10% Senior Notes due 2001. The Senior Notes due 2005 bear interest at 7.875% per annum and are subject to redemption by the Company, in whole or in part, at any time on or after December 1, 2002, at redemption prices expressed as percentages of the principal amount for each 12-month period commencing December 1 of the years indicated: 2002 - 103.938%, 2003 - 101.969%, 2004 and thereafter - 100.000% together with interest accrued thereon to the redemption date. Until December 1, 2001, up to 35% of the aggregate principal amount of the Notes may be redeemed by the Company using the net proceeds of a public offering of common shares of the Company or certain other equity placements, at a redemption price of 107.875%, together with accrued interest thereon. The Company may also redeem the notes, in whole or in part, at any time prior to December 1, 2002, at a redemption price equal to 100% of the principal amount plus a "make-whole premium" calculated in reference to the redemption price on the first date that the notes may be redeemed by the Company plus accrued interest to but excluding the redemption date. If certain changes result in the imposition of withholding taxes under Canadian law, the Senior Notes are subject to redemption at the option of the Company, in whole but not in part, at a redemption price of 100% of the principal amount thereof plus accrued interest to the date of redemption. In the event of a change in control, holders of the notes may require the Company to repurchase all or part of the notes at a price equal to 101% of the principal amount thereof plus accrued interest to the date of repurchase.

     In April 1996, the Company completed a private placement of $100 million of 5 3/4% Convertible Subordinated Notes (the "Subordinated Notes") due 2003. These Subordinated Notes are convertible into common shares of the Company at the option of the holder at a conversion price of $21.406 per share (equivalent to a conversion rate of 46.7154 shares per $1,000 principal amount of Notes) at any time prior to maturity. The Subordinated Notes are redeemable at the option of the Company on or after April 1, 1999 at redemption prices expressed as percentages of the principal amount (1999 - 103.286%; 2000 - 102.464%; 2001 -
101.643%; 2002 - 100.821%) plus accrued interest. The Subordinated Notes may only be redeemed by the Company between April 1, 1999 and April 1, 2001 if the last reported market price of the Company's common shares is equal to or greater than $30 per share for any 20 of the 30 consecutive trading days prior to the notice of redemption. The Subordinated Notes may be redeemed at any time on or after April 1, 2001 without limitation.

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

     Cash provided by operating activities amounted to $15.5 million for the year ended December 31, 1999 after the payment of $21.4 million of interest, $7.5 million of income taxes and working capital requirements. Working capital requirements include an increase of $7.9 million in accounts receivable, primarily related to an increase in film post production activity and an increase in DPI's activity, an increase of $34.1 million in net investment in leases due to the theater systems delivered under sales-type leases in 1999 partially offset by an increase in current income taxes payable of $32.8 million due to the impact of the reorganization of the Company's lines of business, most notably the transfer of its lease portfolio to Imax Ltd., a 100% owned subsidiary of the Company. Cash used in investing activities in 1999 amounted to $126.3 million. Of this amount, $25.7 million relates to the acquisition of DPI on September 3, 1999, $12.7 million relates to the acquisition of the minority interest in Sonics on October 1, 1999, $18.1 million was invested in film assets, principally Siegfried & Roy, Galapagos and CyberWorld, $22.7 million was invested in capital assets, principally owned and operated theaters and theater systems contributed to joint ventured theaters, and facilities, $29.6 million was invested in marketable securities and $17.4 million was invested in other assets including an $11.6 million investment in Mainframe Entertainment Inc., costs associated with Fantasia 2000: The IMAX Experience and patents, trademarks and software. Cash provided by financing activities included proceeds of $2.2 million from the issuance of common shares pursuant to the Company's stock option plan.

     Cash provided by operating activities amounted to $23.9 million for the year ended December 31, 1998 after the payment of $14.6 million of interest, $4.1 million of income taxes and working capital requirements. Working capital requirements include an increase of $2.4 million in accounts receivable, primarily related to an increase in upfront fees billed in connection with increased signings and the growth in the number of systems in backlog, and an increase of $40.9 million in net investment in leases due to the theater systems delivered under sales-type leases in 1998. Cash used in investing activities in 1998 amounted to $72.1 million. Of this amount, $21.2 million was invested in film assets, principally T-REX: Back to the Cretaceous and Galapagos, $14.0 million was invested in capital assets, principally space cameras and 3D cameras and owned and operated theaters, $4.0 million was invested in other assets, principally joint ventured and owned and operated theaters and $32.9 million was invested in marketable securities. Cash provided by financing activities includes proceeds of $200 million from the issuance of Senior Notes, part of the proceeds of which were used to repay the $65 million 10% Senior Notes, the $2.8 million redemption premium thereon, the debt financing costs of $4.9 million and the redemption of Class C preferred shares amounting to $2.2 million. Cash provided by financing activities also included $2.6 million from the issuance of common shares pursuant to the Company's stock option plan.

     The Company believes that cash flow from operations together with existing cash balances and the working capital facility will be sufficient to meet cash requirements of its existing level of operations for the foreseeable future.


IMPACT OF THE YEAR 2000

     The Year 2000 issue involved the possibility that computer programs and embedded chips, which use two digit date fields, would fail or create errors as a result of the change in the century. The Company formed a Year 2000 committee in 1998 and throughout 1999, it assessed the impact of the Year 2000 issue on its operations including information technology systems (cost accounting and financial software systems), non-information technology systems (projection and sound systems) and the readiness of facility and utility suppliers.

     The Company experienced no failures of its information technology systems, non-information technology systems and experienced no interruption in service from its facility and service providers nor any delivery delays from other suppliers at the turn of the century, and continued to experience no errors, delays or interruptions throughout the first quarter of 2000.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

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

     A substantial portion of the Company's cash equivalents earn interest at short-term floating rates while all of its long-term debt incurs interest at long-term fixed rates. The Company entered into an interest rate swap for the notional amount of $65 million to partially hedge this exposure.

     The following table provides information about the Company's foreign currency and interest rate swap contracts as at December 31, 1999. The fair value represents the amount the Company would receive or pay to terminate the contracts at December 31, 1999.

                                       2000       2001         2002           2003      2004    Thereafter    Total     Fair Value
                                     -------    -------      -------        -------   -------   ----------  ---------   ----------
                                                               (in thousands of U.S. dollars)
Foreign currency exchange
  Contracts

(Receive  Canadian $, pay U.S.$)     $24,000         --           --             --        --          --   $  24,000     $   484
Average contractual exchange            1.47         --           --             --        --          --        1.47
  rate per one U.S. dollar
(Pay Yen, receive U.S. $)            $   311    $   318      $   174        $   179   $   137          --       1,119     ($   92)
Average contractual exchange           97.85      97.85        97.85          97.85     97.85          --       97.85
  rate per one U.S. dollar
(Pay FF, receive U.S. $)             $   410    $   423      $   435        $   448   $   462   $     476   $   2.654     $   362
Average contractual exchange            5.07       5.07         5.07           5.07      5.07        5.07        5.07
  rate per one U.S. dollar

Interest rate swap
  Fixed to floating                  $65,000    $65,000      $65,000(1)          --        --          --   $  65,000     ($1,855)
  Average pay rate                   L*+1.84%   L*+2.09%     L*+2.09%
  Receive rate                         7.875%     7.875%       7.875%

*    Libor
1    Agreement terminates on December 1, 2002

Item 8. Financial Statements and Supplementary Data

     The following consolidated financial statements are filed as part of this Report.

                                                                                                                Page
                                                                                                                ----
Report of Independent Accountants of Imax Corporation........................................................    28
Consolidated Balance Sheets as at December 31, 1999 and 1998.................................................    29
Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997...................    30
Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997...................    31
Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997.........    32
Notes to Consolidated Financial Statements...................................................................    33

    REPORT OF INDEPENDENT ACCOUNTANTS TO THE SHAREHOLDERS OF IMAX CORPORATION

     We have audited the accompanying consolidated balance sheets of Imax Corporation as at December 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for each year in the three-year period ended December 31, 1999. These financial statements and the financial statement schedule listed in the index appearing under Item 14
(a)(2) on page 63 are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

     We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1999 and 1998 and the results of its operations and cash flows for each year in the three-year period ended December 31, 1999 in accordance with United States generally accepted accounting principles.

     Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                   /s/ PricewaterhouseCoopers LLP
                                   Chartered Accountants
                                   Toronto, Canada
                                   February 9, 2000

                                IMAX CORPORATION

                           CONSOLIDATED BALANCE SHEETS
    In accordance with United States Generally Accepted Accounting Principles
                         (In thousands of U.S. dollars)

                                                            As at December 31,
                                                            1999         1998
                                                         ---------    ---------
Assets
Current assets
  Cash and cash equivalents (note 5)                     $  34,573    $ 143,566
  Short-term marketable securities                          49,159       39,305
  Accounts receivable                                       42,619       30,848
  Current portion of net investment in leases (note 6)      33,918       23,672
  Inventories and systems under construction (note 7)       31,141       18,747
  Prepaid expenses                                           2,621        3,766
                                                         ---------    ---------
   Total current assets                                    194,031      259,904
Long-term marketable securities                             39,873       20,070
Net investment in leases (note 6)                          103,087       79,124
Film assets (notes 4 and 8)                                 38,453       34,885
Capital assets (note 9)                                     66,897       46,563
Goodwill (notes 3, 4 and 10)                                62,751       38,129
Other assets (note 11)                                      28,232       11,416
Deferred income taxes (note 17)                              4,913           --
                                                         ---------    ---------
   Total assets                                          $ 538,237    $ 490,091
                                                         =========    =========

Liabilities
Current liabilities
  Accounts payable                                       $  18,361    $   9,882
  Accrued liabilities                                       34,910       30,153
  Current portion of deferred revenue                       17,284       22,062
  Income taxes payable                                      33,755          435
                                                         ---------    ---------
   Total current liabilities                               104,310       62,532
Deferred revenue                                            22,862       15,005
Senior notes due 2005 (note 12)                            200,000      200,000
Convertible subordinated notes (note 14)                   100,000      100,000
Deferred income taxes (note 17)                                 --       23,263
                                                         ---------    ---------
   Total liabilities                                       427,172      400,800
                                                         ---------    ---------

Minority interest (note 3)                                      --        4,845
                                                         ---------    ---------

Commitments and contingencies (notes 3, 16, 20 and 21)

Shareholders' equity
Capital stock (note 15)                                     57,471       55,236
Retained earnings                                           54,669       29,436
Accumulated other comprehensive items                       (1,075)        (226)
                                                         ---------    ---------

   Total shareholders' equity                              111,065       84,446
                                                         ---------    ---------

   Total liabilities and shareholders' equity            $ 538,237    $ 490,091
                                                         =========    =========



              (the accompanying notes are an integral part of these
                       consolidated financial statements)

                                IMAX CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
    In accordance with United States Generally Accepted Accounting Principles
              (In thousands of U.S. dollars, except per share data)

                                                              Years ended December 31,
                                                           1999         1998         1997
                                                        ---------    ---------    ---------
Revenue
IMAX systems                                            $ 126,826    $ 140,874    $  97,539
Digital projection systems                                 10,999           --           --
Films                                                      47,227       30,824       39,683
Other                                                      18,783       18,657       21,259
                                                        ---------    ---------    ---------
                                                          203,835      190,355      158,481

Costs and expenses (notes 4 and 8)                        106,241      111,784       73,806
                                                        ---------    ---------    ---------

Gross margin                                               97,594       78,571       84,675

Loss from equity-accounted investees (notes 4 and 11)        (683)      (6,763)         (22)

Selling, general and administrative expenses (note 4)      36,584       38,777       32,115
Research and development                                    3,868        2,745        2,129
Amortization of intangibles (notes 3 and 4)                 2,585        5,948        2,701
                                                        ---------    ---------    ---------

Earnings from operations                                   53,874       24,338       47,708
Interest income                                             9,984        5,320        5,604
Interest expense                                          (21,860)     (14,646)     (13,402)
Foreign exchange gain (loss)                                  977          588         (623)
                                                        ---------    ---------    ---------

Earnings before income taxes and minority interest         42,975       15,600       39,287
Provision for income taxes (notes 4 and 17)               (16,535)      (9,810)     (17,265)
                                                        ---------    ---------    ---------

Earnings before minority interest                          26,440        5,790       22,022
Minority interest (note 3)                                 (1,207)      (1,895)      (1,357)
                                                        ---------    ---------    ---------

Earnings before extraordinary item                      $  25,233    $   3,895    $  20,665
Extraordinary loss on early retirement of debt,
  net of income tax benefit of $ 1,588 (note 13)               --    (2,095)xx           --
                                                        ---------    ---------    ---------

Net earnings                                            $  25,233    $   1,800    $  20,665
                                                        =========    =========    =========

Earnings per share (note 15)
Earnings before extraordinary item
   Basic                                                $    0.85    $    0.10    $    0.71
   Diluted                                              $    0.83    $    0.09    $    0.68
Net earnings
   Basic                                                $    0.85    $    0.03    $    0.71
   Diluted                                              $    0.83    $    0.03    $    0.68



              (the accompanying notes are an integral part of these
                       consolidated financial statements)

                                IMAX CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
    In accordance with United States Generally Accepted Accounting Principles
                         (In thousands of U.S. dollars)

                                                                         Years ended December 31,
                                                                      1999         1998         1997
                                                                   ---------    ---------    ---------
Cash provided by (used in):

Operating Activities
Net earnings                                                       $  25,233    $   1,800    $  20,665
Items not involving cash:
   Depreciation and amortization (note 18)                            25,110       22,677       15,075
   Loss from equity-accounted investees                                  683        6,763           22
   Deferred income taxes                                             (24,249)       3,975       14,015
   Unrecoverable film costs (note 8)                                      --       22,738           --
   Extraordinary loss on early extinguishment of debt                     --        3,683           --
   Minority interest                                                   1,207        1,895        1,357
   Other                                                                  10         (259)         548
Changes in deferred revenue on film production                         5,187        8,046       (5,840)
Changes in other operating assets and liabilities (note 18)          (17,719)     (47,371)     (34,254)
                                                                   ---------    ---------    ---------
Net cash provided by operating activities                             15,462       23,947       11,588
                                                                   ---------    ---------    ---------

Investing Activities
Acquisition of Digital Projection International, net of cash
     acquired (note 3)                                               (25,724)          --           --
Acquisition  of minority interest in Sonics Associates, Inc.
     (note 3)                                                        (12,740)          --           --
Increase in marketable securities                                    (29,639)     (32,920)      (8,250)
Increase in film assets                                              (18,051)     (21,192)     (28,056)
Purchase of capital assets                                           (22,708)     (14,021)     (12,654)
Increase in other assets                                             (17,402)      (3,982)      (4,502)
                                                                   ---------    ---------    ---------
Net cash used in investing activities                               (126,264)     (72,115)     (53,462)
                                                                   ---------    ---------    ---------

Financing Activities
Issue of 7.875% Senior notes due 2005                                     --      200,000           --
Repurchase of 10% Senior notes due 2001                                   --      (67,789)          --
Deferred charges on debt financing                                        --       (4,852)          --
Class C preferred shares dividends paid                                 (365)        (386)          --
Common shares issued                                                   2,235        2,632        5,758
Redemption of Class C preferred shares                                    --       (2,178)          --
Repayment of long-term debt                                               --           --       (2,326)
                                                                   ---------    ---------    ---------
Net cash provided by financing activities                              1,870      127,427        3,432
                                                                   ---------    ---------    ---------

Effects of exchange rate changes on cash                                 (61)         238          (78)
                                                                   ---------    ---------    ---------

Increase (decrease) in cash and cash equivalents during the year
                                                                    (108,993)      79,497      (38,520)
Cash and cash equivalents, beginning of year                         143,566       64,069      102,589
                                                                   ---------    ---------    ---------

Cash and cash equivalents, end of year                             $  34,573    $ 143,566    $  64,069
                                                                   =========    =========    =========


              (the accompanying notes are an integral part of these
                       consolidated financial statements)

                                IMAX CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
    In accordance with United States Generally Accepted Accounting Principles
                         (In thousands of U.S. dollars)

                                              Number of
                                                Common                                   Accumulated
                                                Shares                                      Other           Total
                                              Issued and      Capital      Retained     Comprehensive   Shareholders'  Comprehensive
                                              Outstanding      Stock       Earnings     Income (loss)      Equity      Income (loss)
                                              -----------    ----------    ----------   -------------   -------------  -------------
Balance at December 31, 1996                   27,885,218    $   46,810    $    8,307     $     (276)    $   54,841             --

Issuance of common stock                        1,230,200         5,758            --             --          5,758             --
Accrual of stock compensation benefit                  --            36            --             --             36             --
Accrual of preferred dividends                         --            --          (170)            --           (170)            --
Accretion of discount of preferred shares              --            --          (160)            --           (160)            --
Net earnings                                           --            --        20,665             --         20,665         20,665
Foreign currency translation adjustments               --            --            --            147            147            147
                                               ----------    ----------    ----------     ----------     ----------     ----------
                                                                                                                        $   20,812
                                                                                                                        ----------

Balance at December 31, 1997                   29,115,418        52,604        28,642           (129)        81,117             --

Issuance of common stock                          362,966         2,632            --             --          2,632             --
Accrual of preferred dividends                         --            --          (171)            --           (171)            --
Accretion of discount on preferred shares              --            --          (183)            --           (183)            --
Premium paid on early redemption of
Class C Preferred shares                               --            --          (652)            --           (652)            --
Net earnings                                           --            --         1,800             --          1,800          1,800
Foreign currency translation adjustments               --            --            --            (97)           (97)           (97)
                                               ----------    ----------    ----------     ----------     ----------     ----------
                                                                                                                        $    1,703
                                                                                                                        ----------

Balance at December 31, 1998                   29,478,384        55,236        29,436           (226)        84,446             --

Issuance of common stock                          279,504         2,235            --             --          2,235             --
Net earnings                                           --            --        25,233             --         25,233         25,233
Unrealized loss on available-for-sale
security                                               --            --            --           (867)          (867)          (867)
Foreign currency translation adjustments               --            --            --             18             18             18
                                               ----------    ----------    ----------     ----------     ----------     ----------
                                                                                                                        $   24,384
                                                                                                                        ----------
Balance at December 31, 1999                   29,757,888    $   57,471    $   54,669     $   (1,075)    $  111,065
                                               ==========    ==========     ==========     ==========     ==========


              (the accompanying notes are an integral part of these
                       consolidated financial statements)

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    In accordance with United States Generally Accepted Accounting Principles
         (Amounts in thousands of U.S. dollars unless otherwise stated)

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

          o the provision of other services to the IMAX theater network including designing and manufacturing IMAX camera equipment for rental to filmmakers and providing ongoing maintenance services for the IMAX projection and sound systems; and

          o commencing in 1999, the design, manufacture and marketing of digital projector systems following the acquisition of Digital Projection International on September 3, 1999.


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

(c)  Inventories

     Inventories are carried at the lower of cost, determined on a first-in, first-out basis, and net realizable value. Finished goods and work-in-process include the cost of raw materials, direct labor and applicable share of manufacturing overhead costs.

(d)  Film assets

     Film assets represent costs incurred in producing and distributing films net of accumulated amortization. The film costs are charged as expenses using the individual-film forecast method as prescribed by Statement of Financial Accounting Standards No. 53 whereby film costs are amortized in the same ratio that current gross revenues bear to anticipated total future gross revenues. Estimates of anticipated total gross revenues are reviewed quarterly by management and revised where necessary to reflect more current information.

     The recoverability of film costs is dependent upon commercial acceptance of the films. Any capitalized costs of a film that are determined to be unrecoverable are charged to operations in the period that determination is made.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    In accordance with United States Generally Accepted Accounting Principles
         (Amounts in thousands of U.S. dollars unless otherwise stated)

2.   Summary of Significant Accounting Policies - (continued)

(e)  Capital assets

     Capital assets are stated at cost and are depreciated on a straight-line basis over their estimated useful lives as follows:

          Imax projection equipment         --        10 to 15 years
          Camera equipment                  --        5 to 10 years
          Buildings                         --        20 to 25 years
          Office and production equipment   --        3 to 5 years
          Leasehold improvements            --        Over the term of the underlying leases


(f)  Other assets

     Other assets include an investment in Mainframe Entertainment, Inc. ("Mainframe") patents, trademarks and other intangibles, equity-accounted investees, capitalized computer software and deferred charges on debt financing.

     The investment in Mainframe is carried at cost. Unrealized gains or losses on the quoted market value of the equity portion of the investment are recorded in a separate component of shareholders equity. The amount invested in Mainframe convertible debentures is classified as "held to maturity".

     Patents, trademarks and other intangibles are recorded at cost and are amortized on a straight-line basis over their estimated useful lives ranging from 10 to 13 years.

     The Company capitalizes computer software production costs related to the costs of software to be marketed or to be used internally by the Company. Amortization will commence when the products are available for general release to customers or for use by the Company, on a straight-line basis over their estimated useful lives of approximately three to five years.

     Deferred charges on debt financing are amortized on a straight-line basis over the term of debt.

(g)  Goodwill

     Goodwill represents the excess purchase price of acquired businesses over the fair value of net assets acquired. Goodwill is amortized on a straight-line basis over its estimated life ranging from 20 years to 25 years. The carrying value of goodwill is periodically reviewed by the Company and impairments are recognized in earnings when the undiscounted expected future operating cash flows derived from the acquired businesses are less than the carrying value.

(h)  Deferred revenue

     Deferred revenue comprises receipts under systems sales and lease contracts, film production contracts and film exhibition contracts not yet recognized as revenue. The current portion of deferred revenue represents the estimated amount to be recognized in earnings during the following 12-month period.

(i)  Income taxes

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

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    In accordance with United States Generally Accepted Accounting Principles
         (Amounts in thousands of U.S. dollars unless otherwise stated)

(j)  Revenue and cost recognition

     Sales and sales-type leases

     Revenues from theater system sales and leases which transfer substantially all of the benefits and risks of ownership to the customer ("sales-type leases") are recognized on the completed contract method (that is upon delivery of the system). Revenues include initial advance payments and contracted minimum rental payments discounted to their present value.

     Cash payments received in advance of delivery are recorded as deferred revenue. The associated costs are recorded as inventories and systems under construction. Upon delivery of the theater system, the deferred revenue and deferred costs, net of estimated asset residual value at the end of the lease term, are recognized in earnings.

     The Company recognizes the present value of the minimum rental payments on sales-type leases upon delivery of the theater system where collectibility is reasonably assured. Cash receipts under minimum rental payments are received after delivery. Typically, ongoing rental payments are received over the life of the system agreement and under any renewal periods. In the event of default of payment of minimum contracted rental payments, the Company may repossess the system and refurbish it for resale. Royalties in excess of minimum rental payments are recorded as revenue when due under the terms of the lease agreement.

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

(k)  Research and development

     Research and development expenditures are expensed as incurred.

(l)  Foreign currency translation

     Monetary assets and liabilities of the Company's operations which are denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the exchange rates prevailing at the end of the period. Non-monetary items are translated at historical exchange rates. Revenue and expense transactions are translated at exchange rates prevalent at the transaction date. All exchange gains and losses are included in the determination of net earnings in the period in which they arise. For foreign subsidiaries with functional currencies other than the U.S. dollar, all assets and liabilities are translated at the year end exchange rates and all revenue and expense items are translated at the average rate for the period, with exchange differences arising on translation accumulated in a separate component of shareholders' equity.

(m)  Stock-based compensation

     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, became effective for the Company for the year ended December 31, 1996. This statement allows enterprises to continue to measure compensation cost for employee stock option plans using the methodology currently prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company elected to remain with the accounting in Opinion No. 25 and has made pro forma disclosures of net earnings and earnings per share in Note 15 as if the methodology prescribed by Statement No. 123 had been adopted.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    In accordance with United States Generally Accepted Accounting Principles
         (Amounts in thousands of U.S. dollars unless otherwise stated)

3.   Acquisitions

(a) On September 3, 1999, the Company acquired all of the common and preferred shares of Digital Projection International, ("DPI") a designer and manufacturer of digital image delivery systems with operations in Manchester, England and Atlanta, Georgia. The transaction has been accounted for as a purchase and the assets acquired and the liabilities assumed were recorded at their fair market values on September 3, 1999. The purchase price of approximately $27.3 million was paid with approximately $25.5 million of cash, $1.5 million in contingent escrow funds subject to a net asset adjustment, and 100,000 restricted shares of the Company, valued at approximately $1.8 million, to be issued to former shareholders of DPI over the next five years.

     The purchase price has been allocated to assets and liabilities acquired to record them at their estimated fair values at September 3, 1999 as follows:

         Cash                                                  $    1,526
         Accounts receivable                                        3,867
         Inventory                                                  6,654
         Capital assets                                             3,056
         Other assets                                               4,000
         Accounts payable and accrued liabilities                 (12,013)
         Deferred income tax                                        1,783
         Goodwill                                                  18,377
                                                               ----------
                                                               $   27,250
                                                               ==========


(b) On October 1, 1999 the Company acquired the remaining 49% interest of Sonics Associates, Inc. ("Sonics"), not owned by the Company. Sonics is the provider of sound systems for the Company's theater systems. The purchase price of $12.7 million in cash was paid to Sonics management, who will continue as the senior management of this 100% owned subsidiary. The purchase agreement also provides for an additional earn out amount to be paid to the former shareholders over the period 2000 to 2004. The earn out is contingent on Sonics' level of earnings over that period, a guaranteed percentage of which will be considered an addition to the purchase price when earned, with the remainder accounted for as a compensation expense when earned.


     The purchase price has been allocated to assets and liabilities acquired to record them at October 1, 1999 as follows:

         Inventory and other assets                            $      541
         Accounts payable and accrued liabilities                  (3,468)
         Deferred income tax                                        1,082
         Minority interest                                          6,053
         Goodwill                                                   8,532
                                                               ----------
                                                               $   12,740
                                                               ==========

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    In accordance with United States Generally Accepted Accounting Principles
         (Amounts in thousands of U.S. dollars unless otherwise stated)

4.   Rationalization of Motion Simulation and Attractions Business

     Included in earnings for the year ended December 31, 1998 is a pre-tax charge of $13,569,000 related to the Company's investment in its motion simulation and attractions business. The Company's decision to rationalize its activities in this business was based upon declining sales of its motion simulation products and continued operating losses within the business unit.

     As a result, management determined in 1998 that there had been a permanent impairment of the Ridefilm assets amounting to $13,293,000 based on the estimated present value of future cash flows of the operations. As a result of the re-valuation and write down of Ridefilm assets, the 1998 Consolidated Statement of Operations for the Company reflect the following costs and expenses: a) amortization of intangibles includes $3,266,000 related to the write-off of the remaining unamortized goodwill; b) costs and expenses include $1,427,000 related to the write-down of three participating joint venture operations, $3,665,000 related to a write-down of film assets, $768,000 related to the write-down of inventory leaving the historical cost of assets contracted to be delivered in 1999 and $1,067,000 related to the write-off of obsolete fixed assets; c) selling, general and administrative expense includes $1,682,000 related to a provision for doubtful accounts as the future collectibility of amounts is expected to be impaired by the decision to rationalize the business; d) loss from equity-accounted investees includes $543,000 representing the write-down of the assets to fair market value of the Company's 50% equity share of a joint venture; and e) income tax expense includes a write-down of deferred state tax assets amounting to $875,000 relating to losses considered unlikely to be utilized. In addition to the impairment of assets, costs and expenses includes a provision for costs totaling $950,000 that will provide no future economic benefit and included in selling, general and administrative expense for the year ended December 31, 1998 is a provision for severance of $201,000 for seven management, sales and administrative staff, which was paid in 1999.


5.   Cash and cash equivalents

     At December 31, 1999, cash and cash equivalents includes a total of $4.4 million of cash held in escrow.


6.   Net Investment in Leases and Lease Payments Receivable

     The Company enters into sales-type leases which have initial advance payments and annual rental payments with contracted minimums which are generally indexed with inflation. The Company's net investment in sales-type leases comprises:

                                                            1999         1998
                                                         ---------    ---------
Total minimum lease payments receivable                  $ 230,457    $ 173,791
Residual value of equipment                                  6,325        5,004
Unearned finance income                                    (80,856)     (62,792)
                                                         ---------    ---------
Present value of minimum lease payments receivable         155,926      116,003
Valuation allowance                                        (18,921)     (13,207)
                                                         ---------    ---------
                                                           137,005      102,796
Less current portion                                        33,918       23,672
                                                         ---------    ---------
                                                         $ 103,087    $  79,124
                                                         =========    =========


     Income recognized on systems from annual rental payments comprised the following:

                                                       1999      1998      1997
                                                     -------   -------   -------
Minimum rental payments on operating leases          $   875   $   910   $ 1,073
Contingent rentals (1)                                 5,646     4,100     4,971
Finance income                                         5,228     5,144     4,241
                                                     -------   -------   -------
Total                                                $11,749   $10,154   $10,285
                                                     =======   =======   =======


(1)  1997 contingent rentals include $832,000 of arrears billings.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    In accordance with United States Generally Accepted Accounting Principles
         (Amounts in thousands of U.S. dollars unless otherwise stated)

6.   Net Investment in Leases and Lease Payments Receivable - (continued)



     The estimated amount of gross minimum rental payments receivable from all delivered leases at December 31, 1999, for each of the next five years is as follows:

         2000                                                 $12,843
         2001                                                 $15,173
         2002                                                 $15,061
         2003                                                 $15,104
         2004                                                 $14,874


7.   Inventories and Systems Under Construction

                                                             1999          1998
                                                           -------       -------
     Raw materials                                         $16,831       $ 7,555
     Work-in-process                                        11,974        10,686
     Finished goods                                          2,336           506
                                                           -------       -------
                                                           $31,141       $18,747
                                                           =======       =======



8.   Film Assets

                                                             1999          1998
                                                           -------       -------
     Completed films, net of amortization                  $27,775       $25,687
     Films in production                                    10,678         9,198
                                                           -------       -------
                                                           $38,453       $34,885
                                                           =======       =======


     Included in costs and expenses for the year ended December 31, 1998 is a charge of $22.7 million to reflect a write-down for unrecoverable film costs.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    In accordance with United States Generally Accepted Accounting Principles
         (Amounts in thousands of U.S. dollars unless otherwise stated)

9.   Capital Assets

                                                                 1999
                                              ---------------------------------------------
                                                             Accumulated
                                                Cost         Depreciation    Net book value
                                              --------       ------------    --------------
Equipment held for lease
    Projection equipment                      $ 17,681         $  7,050         $ 10,631
    Motion simulation equipment                  3,404            3,263              141
    Camera equipment                            13,760            3,749           10,011
                                              --------         --------         --------
                                                34,845           14,062           20,783
                                              --------         --------         --------
Assets under construction                        5,638               --            5,638
                                              --------         --------         --------

Other capital assets
    Land                                         2,431               --            2,431
    Buildings                                   29,003            3,144           25,859
    Office and production equipment             27,271           15,487           11,784
    Leasehold improvements                       1,143              741              402
                                              --------         --------         --------
                                                59,848           19,372           40,476
                                              --------         --------         --------
                                              $100,331         $ 33,434         $ 66,897
                                              ========         ========         ========


                                                                 1998
                                              ---------------------------------------------
                                                             Accumulated
                                                Cost         Depreciation    Net book value
                                              --------       ------------    --------------
Equipment held for lease
    Projection equipment                      $ 11,131         $  6,324         $  4,807
    Motion simulation equipment                  3,403            3,263              140
    Camera equipment                            12,373            2,870            9,503
                                              --------         --------         --------
                                                26,907           12,457           14,450
                                              --------         --------         --------
Assets under construction                        6,605               --            6,605
                                              --------         --------         --------

Other capital assets
    Land                                         2,431               --            2,431
    Buildings                                   17,227            2,368           14,859
    Office and production equipment             18,389           10,255            8,134
    Leasehold improvements                         376              292               84
                                              --------         --------         --------
                                                38,423           12,915           25,508
                                              --------         --------         --------
                                              $ 71,935         $ 25,372         $ 46,563
                                              ========         ========         ========


     Capital assets include $754,000 of interest capitalized in 1999 (1998 - nil, 1997 - nil).


10.  Goodwill

     The accumulated amortization of goodwill was $11,463,000 and $9,176,000 at December 31, 1999 and 1998, respectively. Added to goodwill in 1999 was $18,377,000 arising on the acquisition of DPI and $8,532,000 arising on the acquisition of the minority interest in Sonics (see note 3). Unamortized goodwill related to Ridefilm was fully written off in 1998 (see note 4).

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    In accordance with United States Generally Accepted Accounting Principles
         (Amounts in thousands of U.S. dollars unless otherwise stated)

11.  Other assets

                                                              1999         1998
                                                            -------      -------
Investment in Mainframe Entertainment, Inc.                 $10,732      $    --
Patents, trademarks and other intangibles                     5,872        1,565
Investments in equity-accounted investees                     1,797        2,454
Computer software                                             1,353          457
Deferred charges on debt financing                            5,930        6,794
Other assets                                                  2,548          146
                                                            -------      -------
                                                            $28,232      $11,416
                                                            =======      =======


     The investment in Mainframe, a producer of 3-D computer generated animation, consists of a cash investment of Canadian $8.0 million in common shares which provided the Company with a 19% interest in Mainframe and an investment of Canadian $8.0 million in 6% convertible debentures maturing June 1, 2004.

     The equity portion of the investment has been reduced by $867,000 to reflect the unrealized loss on the investment based on the quoted market price of the stock on December 31, 1999.

     Patents, trademarks and other intangibles includes other intangibles of approximately $3.9 million resulting from the acquisition of DPI.

     Included in loss from equity-accounted investees for the year ended December 31, 1998 is a loss of $1,937,000 representing the Company's share of the loss of Forum Ride Associates, a 50% joint venture with Starwood Hotels & Resorts Worldwide, Inc., operating an IMAX 3D Simulator Ride at the Forum Shops at Caesars Palace in Las Vegas, Nevada. The Company also took a charge of $4,208,000 to write-off its remaining investment in the joint venture after considering current period operating losses combined with a projection that indicated future continuing losses.

     Investments in joint ventures accounted for under the equity method as at December 31, 1998 also reflects the charge to write-down a Ridefilm joint venture (see note 4).

12.  Senior Notes due 2005

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

     The 7.875% Senior Notes Indenture contains covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends or make other distributions, make certain investments, create certain liens, engage in certain transactions with affiliates, engage in sale and leaseback transactions, engage in mergers, consolidations or the transfer of all or substantially all of the assets of the Company. The 7.875% Senior Notes are subject to redemption by the Company, in whole or in part, at any time on or after December 1, 2002, at redemption prices expressed as percentages of the principal amount for each 12-month period commencing December 1 of the years indicated; 2002 - 103.938%, 2003 - 101.969%, 2004 and thereafter - 100.000% together with interest accrued thereon to the redemption date. Until December 1, 2001, up to 35% of the aggregate principal amount of the Notes may be redeemed by the Company using the net proceeds of a public offering of common shares of the Company or certain other equity placements, at a

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    In accordance with United States Generally Accepted Accounting Principles
         (Amounts in thousands of U.S. dollars unless otherwise stated)

     12. Senior Notes due 2005 - (continued)

     redemption price of 107.875%, together with accrued interest thereon. The Company may also redeem the notes, in whole or in part, at any time prior to December 1, 2002, at a redemption price equal to 100% of the principal amount plus a "make-whole premium" calculated in reference to the redemption price on the first date that the notes may be redeemed by the Company plus accrued interest to, but excluding, the redemption date. If certain changes result in the imposition of withholding taxes under Canadian law, the 7.875% Senior Notes are subject to redemption at the option of the Company, in whole but not in part, at a redemption price of 100% of the principal amount thereof plus accrued interest to the date of redemption. In the event of a change in control, holders of the notes may require the Company to repurchase all or part of the notes at a price equal to 101% of the principal amount thereof plus accrued interest to the date of repurchase.

     Interest expense on the 7.875% Senior Notes amounted to $15,750,000 and $1,181,000 in 1999 and 1998.


13.  Senior Notes due 2001

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

     Interest expense on the 10% Senior Notes amounted to nil in 1999 (1998 - $6,681,000 and 1997 - $6,175,000).


14.  Convertible Subordinated Notes

     In April 1996, the Company issued $100 million of Convertible Subordinated Notes due April 1, 2003 bearing interest at 5.75% payable in arrears on April 1 and October 1. The notes, subordinate to present and future senior indebtedness of the Company, are convertible into common shares of the Company at the option of the holder at a conversion price of $21.406 per share (equivalent to a conversion rate of 46.7154 shares per $1,000 principal amount of Notes) at any time prior to maturity.

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

     Interest expense related to the Convertible Subordinated Notes was $5,750,000 during the years ended December 31, 1999, 1998 and 1997.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    In accordance with United States Generally Accepted Accounting Principles
         (Amounts in thousands of U.S. dollars unless otherwise stated)

15.  Capital Stock and Redeemable Preferred Shares

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


     Redeemable Class C preferred shares, Series 1

     The holders of Class C shares are entitled to a cumulative dividend at the rate of 7% to 10% per annum under certain conditions on the Class C issue price of Canadian $100 per share.

     Except as otherwise required by law, the holders of Class C shares Series 1 are not entitled to vote at any meeting of the shareholders.

     Notice of redemption for all outstanding Class C shares was delivered on December 29, 1998 and all outstanding shares were redeemed on January 21, 1999.

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

     In 1999, the Company issued 277,838 common shares pursuant to the exercise of stock options for cash proceeds of $2,207,000 and 1,666 shares were issued under the terms of an employment contract with an ascribed value of $28,000.

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

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    In accordance with United States Generally Accepted Accounting Principles
         (Amounts in thousands of U.S. dollars unless otherwise stated)

15.  Capital Stock and Redeemable Preferred Shares - (continued)

(c)  Shares held for other than retirement

     As at December 31, 1999, 148,000 (1998 and 1997 - 213,000) issued common shares are held by a subsidiary of the Company for other than retirement. During 1999, 65,000 (1998 - nil, 1997 - 447,000) common shares held by a subsidiary of the Company were sold to a former employee of the Company in connection with the exercise of a stock option grant for cash proceeds of $14,000 (1998 - nil, 1997 - $105,000).

(d)  Stock options

     The Company has reserved a total of 6,303,850 common shares for future issuance as follows:

     (i) 316,744 common shares have been reserved for issuance pursuant to stock options granted in connection with the employment of Douglas Trumbull, former Vice Chairman of the Company, at an exercise price equivalent to Canadian $0.32 per share and expire on September 1, 2002. These options are fully vested.

     (ii) 15,008 common shares have been reserved for issuance pursuant to stock options granted at an exercise price equivalent to Canadian $1.59 per share which options are fully vested and expire on April 8, 2004.

     (iii) 5,972,098 common shares remain reserved for issuance under the Stock Option Plan, of which options in respect of 5,157,400 common shares are outstanding at December 31, 1999. The options granted under the Stock Option Plan generally vest over a five-year period and expire 10 years from the date granted. As at December 31, 1999, options in respect of 2,514,634 common shares were vested and exercisable.

                                                                                                            Weighted
                                                                                                   Average exercise price per
                                                           Number of shares                                   share
                                                           ----------------                                   -----
                                                  1999            1998            1997           1999         1998         1997
                                               ---------       ---------       ---------      ---------    ---------    ---------
Options outstanding, beginning  of year        3,327,300       2,005,600       2,126,800      $   19.38    $   14.55    $    8.99
Granted                                        2,225,000       1,815,500         711,000          20.32        22.58        23.10
Exercised                                       (201,638)       (335,900)       (749,200)         10.82         7.14         7.45
Canceled or expired                             (193,262)       (157,900)        (83,000)         18.09        19.56         9.36
                                               ----------      ---------       ---------
Options outstanding, end of year               5,157,400       3,327,300       2,005,600          20.18        19.38        14.55
                                               =========       =========       =========


     The weighted average fair value of common share options granted in 1999 is $14,672,000 (1998 - $11,707,000 and 1997 - $5,604,000). The fair value of common share options granted is estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, a riskfree interest rate of 6% (1998 - 5%; 1997 - 6%), expected life of the options ranging from two to five years and expected volatility of 40%.

     The following table summarizes certain information in respect of options outstanding under the Stock Option Plan as at December 31, 1999:

                                          Number of Shares
                                --------------------------------
     Range of exercise                                                    Average exercise          Average
     prices per share           Outstanding             Vested            price per share        remaining term
     -----------------          -----------             ------            ---------------        --------------
     $ 5.00 - $ 9.99                343,800              298,400              $ 6.79                 5 years
     $10.00 - $14.99                 49,000               21,000               11.85                 6 years
     $15.00 - $19.99              1,406,200              863,034               17.55                 9 years
     $20.00 - $24.99              2,886,100            1,121,800               22.09                 9 years
     $25.00 - $28.99                472,300              210,400               27.03                 8 years
                                  ---------            ---------
      Total                       5,157,400            2,514,634               20.18                 8 1/2years
                                  =========            =========

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    In accordance with United States Generally Accepted Accounting Principles
         (Amounts in thousands of U.S. dollars unless otherwise stated)

15.  Capital Stock and Redeemable Preferred Shares - (continued)

(e)  Earnings per Share

                                                          1999           1998            1997
                                                      ------------   ------------    ------------
Net earnings available to common shareholders:
Earnings before extraordinary loss                    $     25,233   $      3,895    $     20,665
less: accrual of preferred dividends                            --           (171)           (170)
      accretion of discount of preferred shares                 --           (183)           (160)
      premium paid on early redemption of preferred
         shares                                                 --           (652)             --
                                                      ------------   ------------    ------------
                                                            25,233          2,889          20,335
Extraordinary loss on the early redemption of debt,
net of income tax benefit of $1,588                             --         (2,095)             --
                                                      ------------   ------------    ------------
                                                      $     25,233   $        794    $     20,335
                                                      ============   ============    ============

Weighted average number of common shares:
Issued and outstanding at beginning of year             29,478,384     29,115,418      27,885,218
Weighted average shares
   Issued in the year                                      137,404        165,175         659,065
                                                      ------------   ------------    ------------
Weighted average used in computing basic
  Earnings per share                                    29,615,788     29,280,593      28,544,283
Assumed exercise of stock options, net of
  Shares assumed acquired under the Treasury
  Stock Method                                             897,590      1,192,975       1,575,410
Assumed conversion of Convertible Subordinated
   Notes                                                 1,167,855             --              --
                                                      ------------   ------------    ------------
Weighted average used in computing diluted
  Earnings per share                                    31,681,233     30,473,568      30,119,693
                                                      ============   ============    ============


     If the methodology prescribed by Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, had been adopted by the Company, pro forma results would have been as follows:

                                                          1999           1998            1997
                                                      ------------   ------------    ------------
Net earnings (loss)                                   $    20,362    $    (2,828)    $     19,499
Earnings (loss) per share
   Basic                                              $      0.69    $     (0.13)    $       0.67
   Diluted                                            $      0.64    $     (0.13)    $       0.64


16.  Commitments

(a) Total minimum annual rental payments under operating leases for premises are as follows:

                         2000           $3,806
                         2001           $4,230
                         2002           $4,217
                         2003           $4,253
                         2004           $4,274

     Rent expense was $2,853,000 for the year ended December 31, 1999 (1998 - $1,478,000; 1997 - $1,033,000).

(b) The Company has unused lines of credit amounting to Canadian $1.1 million, or the equivalent in U.S. dollars. No commitment fees are payable on these lines of credit.

     The Company's facility in Mississauga is subject to a collateral secured charge in favour of The Toronto-Dominion Bank in connection with the working capital facility.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    In accordance with United States Generally Accepted Accounting Principles
         (Amounts in thousands of U.S. dollars unless otherwise stated)

16.  Commitments - (continued)

     The Company has guaranteed up to $5.3 million of a term loan undertaken by the Forum Ride Associates joint venture to which it is a party in connection with the development and construction of the IMAX Race For Atlantis attraction in Las Vegas. The term loan, which matures in January 2009, bears interest at LIBOR plus 3% and is collateralized by the assets of the joint venture.


17.  Income Taxes

(a) Earnings before income taxes and minority interest by tax jurisdiction comprise the following:

                                         1999             1998             1997
                                     --------         --------         --------
Canada                               $ 36,774         $ 16,481         $ 31,872
United States                           6,693           (5,439)           6,512
Japan                                     498            1,475            1,424
Other                                    (990)           3,083             (521)
                                     --------         --------         --------
Total                                $ 42,975         $ 15,600         $ 39,287
                                     ========         ========         ========


(b)  The provision for income taxes comprises the following:

                                       1999              1998              1997
                                   --------          --------          --------
Current                            $(40,784)         $ (4,247)         $ (3,250)
Deferred                             24,249            (5,563)          (14,015)
                                   --------          --------          --------
Total                              $(16,535)         $ (9,810)         $(17,265)
                                   ========          ========          ========


(c) The provision for income taxes before extraordinary item differs from the amount that would have resulted by applying the combined Canadian federal and Ontario provincial statutory income tax rates (44.62%) to earnings as described below:

                                                                        1999        1998        1997
                                                                    --------    --------    --------
Income tax expense at combined statutory rates                      $(19,175)   $ (6,961)   $(17,530)
(Increase) decrease resulting from:
    Non-deductible expenses, including amortization of
            Goodwill                                                  (1,901)     (2,727)       (985)
    Manufacturing and processing profits deduction                     3,832         159         684
    Large corporations tax                                              (404)       (235)       (335)
    Income tax at different rates in foreign and other provincial
        Jurisdictions                                                    684        (266)        292
    Investment tax credits and other                                     429         220         609
                                                                    --------    --------    --------
Provision for income taxes as reported                              $(16,535)   $ (9,810)   $(17,265)
                                                                    ========    ========    ========


(d)  The deferred income tax asset (liability) consists of:

                                                              1999         1998
                                                          --------     --------
Net operating loss carry forwards                         $  2,021     $  2,346
Investment tax credit carry forwards                         1,977        5,492
Asset write downs                                            1,688        1,688
Income recognition on systems deliveries                   (47,944)     (74,994)
Excess book over tax depreciation and amortization          47,474       43,405
Other                                                        2,624        1,611
                                                          --------     --------
                                                             7,840      (20,452)
Valuation allowance                                         (2,927)      (2,811)
                                                          --------     --------
                                                          $  4,913     $(23,263)
                                                          ========     ========

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    In accordance with United States Generally Accepted Accounting Principles
         (Amounts in thousands of U.S. dollars unless otherwise stated)

18.  Consolidated Statements of Cash Flows

                                                                              1999        1998        1997
                                                                          --------    --------    --------
(a)  Changes in other operating assets and liabilities were as follows:
     Decrease (increase) in:
      Accounts receivable                                                 $ (7,904)   $ (2,363)   $(15,081)
      Net investment in leases                                             (34,097)    (40,900)    (18,674)
      Inventories and systems under construction                            (5,671)      2,476      (1,365)
      Prepaid expenses                                                       1,145      (1,635)       (604)

     Increase (decrease) in:
      Accounts payable                                                       3,458       2,969       2,428
      Accrued liabilities                                                   (5,338)      5,933       7,543
      Income taxes payable                                                  32,796        (187)     (2,423)
      Other deferred revenue                                                (2,108)    (13,664)     (6,078)
                                                                          --------    --------    --------
                                                                          $(17,719)   $(47,371)   $(34,254)
                                                                          ========    ========    ========

(b)  Cash payments made during the year on account of:
     Income taxes                                                         $  7,464    $  4,106    $  5,145
                                                                          ========    ========    ========

     Interest                                                             $ 21,369    $ 14,597    $ 11,402
                                                                          ========    ========    ========

(c)  Depreciation and amortization comprise the following:
     Film assets                                                          $ 13,595    $  5,740    $  4,905
     Capital assets                                                          5,443       8,459       5,560
     Goodwill and intangibles                                                2,585       5,948       2,701
     Deferred financing costs                                                1,219         935         882
     Acquired systems contracts in process                                      --          --       1,027
     Other                                                                   2,268       1,595          --
                                                                          --------    --------    --------
                                                                          $ 25,110    $ 22,677    $ 15,075
                                                                          ========    ========    ========

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    In accordance with United States Generally Accepted Accounting Principles
         (Amounts in thousands of U.S. dollars unless otherwise stated)

19.  Segmented Information


     The Company has three reportable segments: IMAX systems, films and other. The systems segment designs, manufactures and sells or leases and maintains projection systems. The film segment performs production, post-production and distribution of films. The other segment includes camera rentals, theater operations and since the acquisition of DPI, the design, manufacture and sale of digital projectors to the staging, rental and display advertising sectors. The accounting policies of the segments are the same as those described in note 2. Segment performance is evaluated based on gross margin less selling, general and administrative expenses, research and development expenses, and goodwill amortization. Inter-segment transactions are not significant.

a)   Business Segments


                                                 1999         1998         1997
                                            ---------    ---------    ---------
Revenue
Systems                                     $ 126,826    $ 140,874    $  97,539
Films                                          47,227       30,824       39,683
Other                                          29,782       18,657       21,259
                                            ---------    ---------    ---------
Total consolidated revenues                 $ 203,835    $ 190,355    $ 158,481
                                            =========    =========    =========

Earnings (loss) from operations
Systems                                     $  70,403    $  78,145    $  52,594
Films                                             244      (16,458)      11,452
Other                                          (1,979)     (18,053)       1,000
Corporate overhead                            (14,794)     (19,296)     (17,338)
                                            ---------    ---------    ---------
Consolidated earnings from operations       $  53,874    $  24,338    $  47,708
                                            =========    =========    =========

Depreciation and amortization
Systems                                     $   5,741    $   7,572    $   6,741
Films                                          14,044        5,908        5,100
Other and corporate                             5,325        9,197        3,234
                                            ---------    ---------    ---------
                                            $  25,110    $  22,677    $  15,075
                                            =========    =========    =========

Purchase of Capital Assets
Systems                                     $   9,934    $   4,547    $   6,103
Films                                           5,778          194          206
Other                                           6,996        9,280        6,345
                                            ---------    ---------    ---------
                                            $  22,708    $  14,021    $  12,654
                                            =========    =========    =========
Assets
Assets
Systems                                     $ 254,940    $ 204,349    $ 167,926
Films                                          65,149       49,048       52,199
Other                                          87,777       26,092       28,116
Corporate                                     130,371      210,602       96,118
                                            ---------    ---------    ---------
                                            $ 538,237    $ 490,091    $ 344,359
                                            =========    =========    =========

     In 1999, other revenue included four months of digital projection systems revenue following the acquisition of DPI.

     In 1998, the loss in the film segment includes a write-down of $19,073,000 for unrecoverable film costs. In 1998, the Other segment includes a charge of $13,569,000 relating to rationalization of the motion simulation and attractions business (note 4) and a loss of $6,145,000 from the Company's 50% share of Forum Ride Associates' loss for the year and the write-off of the remaining carrying value of this equity-accounted investee (note 11).

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    In accordance with United States Generally Accepted Accounting Principles
         (Amounts in thousands of U.S. dollars unless otherwise stated)

19.  Segmented Information - (continued)


(b)  Geographic Segments

     Systems revenue and film distribution and post-production revenues by geographic area are based on the location of the theater, while the location of the customer determines the geographic allocation of film production revenues:



Revenues

                                            1999            1998            1997
                                        --------        --------        --------
Canada                                  $ 15,289        $ 22,037        $ 12,890
United States                            106,469          79,494          70,070
Europe                                    37,624          45,680          38,238
Japan                                     11,144          12,454          11,986
Rest of World                             33,309          30,690          25,297
                                        --------        --------        --------
                                        $203,835        $190,355        $158,481
                                        ========        ========        ========

Long-lived assets

                                            1999            1998            1997
                                        --------        --------        --------
Canada                                  $175,990        $134,740        $131,600
United States                             83,469          49,888          43,109
Europe                                    63,405          30,012          17,910
Japan                                      4,344           4,820           6,787
Rest of World                             16,998          10,727           7,896
                                        --------        --------        --------
                                        $344,206        $230,187        $207,302
                                        ========        ========        ========


20.  Financial Instruments

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

     To fund Canadian dollar costs in 2000, the Company had entered into forward exchange contracts as at December 31, 1999 to hedge the conversion of $24 million of its cash flow into Canadian dollars at an average exchange rate of Canadian $1.47 per U.S. dollar.

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

     The Company entered into an interest rate swap transaction in May 1999 for a term commencing June 1, 1999 and terminating on December 1, 2002. The Company has agreed to pay a floating rate of LIBOR plus 1.49% to June 1, 2000 and LIBOR plus 2.09% for the remainder of the term and the counterparty has agreed to pay a fixed rate of 7.875% on notional principal of $65 million. The floating rate is revised every 1st of December, March, June and September. The counterparty may cancel the remaining payments on the swap transaction prior to May 31, 2000 with no early termination cost to either party. The Company adjusts interest expense over each three-month period for the net amount it is to receive from or pay to the counterparty.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    In accordance with United States Generally Accepted Accounting Principles
         (Amounts in thousands of U.S. dollars unless otherwise stated)

Financial Instruments - (continued)

     The estimated fair values of the Company's financial instruments at December 31, 1999 are summarized as follows:

                                                   Carrying     Estimated Fair
                                                      Amount             Value
                                                      ------             -----
Cash and cash equivalents                          $  34,573        $  34,573
Marketable securities                                 89,032           88,654
Senior notes                                         200,000          186,500
Convertible subordinated notes                       100,000          132,940
Foreign currency contracts                               636              754
Interest rate swap contract                               --           (1,855)


     The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of these instruments. Marketable securities, which principally represent investments in corporate bonds maturing through 2001, have been categorized as held to maturity securities and are carried at amortized cost. The fair values of the Company's Senior Notes and Convertible Notes are estimated based on quoted market prices for the Company's debt. The fair value of foreign currency contracts held for hedging purposes represents the estimated amount the Company would receive upon termination of the agreements, taking into consideration current exchange rates and the credit worthiness of the counterparts. The fair value of the interest rate swap represents the estimated amount the Company would pay to the counterparty to terminate the agreement, taking into account the interest rate on December 31, 1999.

21.  Contingencies

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

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    In accordance with United States Generally Accepted Accounting Principles
         (Amounts in thousands of U.S. dollars unless otherwise stated)

21.  Contingencies - (continued)

(b) In January 2000, the Commission of the European Communities (the "Commission") informed the Company that Euromax, an association of European large screen cinema owners had filed a complaint against the Company under EC competition rules. The complaint addressed a variety of alleged abuses, mainly relating to the degree of the control that the Company asserts over the projection systems it leases, and the form and terms of the Company's agreements. No formal investigation has been initiated to date, and the Commission has limited itself to a request of Imax to comment on the complaint. Should proceedings be initiated, it is expected that no decision would be rendered until 2001 at the earliest. Although the Commission has the power to impose fines of up to a maximum of 10% of Company revenue for breach of EC competition rules, the Company believes on the basis of currently available information and an initial review that such result would not be likely. The Company further believes that the allegations in the complaint are meritless and will accordingly defend the matter vigorously. The Company believes that the amount of the loss, if any, suffered in connection with this lawsuit would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of this litigation.

(c) In addition to the litigation described above, the Company is currently involved in other litigation which, in the opinion of the Company's management, will not materially affect the Company's financial position or future operating results, although no assurance can be given with respect to the ultimate outcome for any such litigation.


22.  Impact of Recently Issued Accounting Standards

     Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities will become effective in the first quarter of the Company's 2001 fiscal year. The Company is evaluating the impact that the requirements of this Statement will have on the accounting for its hedging activities.

23.  Restatement of Prior Year Balances

     Certain balances in accounts receivable have been reclassified to net investment in leases in the 1998 balance sheet to conform with the presentation adopted in the current year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.
                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The following table sets forth certain information regarding the executive officers and directors of the Company.

Name                                     Age      Position
----                                     ---      --------
Bradley J. Wechsler..................    48       Co-Chairman, Co-Chief Executive Officer and Director
Richard L. Gelfond...................    44       Co-Chairman, Co-Chief Executive Officer and Director
John M. Davison......................    41       President and Chief Operating Officer, Chief Financial Officer
Michael A. Gibbon....................    56       Executive Vice President, Technology
Andrew Gellis........................    45       Senior Vice President, Film
David B. Keighley....................    51       Senior Vice President and President of David Keighley
                                                  Productions 70MM Inc.
Robert D. Lister.....................    31       Senior Vice President, Legal Affairs and General Counsel
Mark J. Thornley ....................    42       Senior Vice President, Finance
G. Mary Ruby.........................    42       Vice President, Legal Affairs and Corporate Secretary
Mary C. Sullivan.....................    36       Vice President, Human Resources and Administration
Michael J. Biondi....................    42       Director
Kenneth G. Copland...................    62       Director
J. Trevor Eyton......................    65       Director
Garth M. Girvan......................    50       Director
G. Edmund King.......................    66       Director
Murray B. Koffler....................    76       Director
Sam Reisman..........................    47       Director
Marc A. Utay.........................    40       Director
Townsend Ziebold.....................    38       Director

     Under the Articles of the Company, the Board of Directors is divided into three classes, each of which serves for a three year term. The term of Class I directors, currently composed of J. Trevor Eyton, O.C., G. Edmund King, Sam Reisman and W. Townsend Ziebold expires in 2000. The term of Class III directors, currently composed of Michael J. Biondi, Richard L. Gelfond and Bradley J. Wechsler expires in 2001. The term of Class II directors, currently composed of Kenneth G. Copland, Garth M. Girvan, Murray B. Koffler and Marc A. Utay expires in 2002.

     Bradley J. Wechsler has been Co-Chairman of the Company since June 1999 and Co-Chief Executive Officer since May 1996. Mr. Wechsler was Chairman of the Company from March 1994 to June 1999. In June 1999, Mr. Wechsler became Co-Chairman along with Mr. Gelfond. Mr. Wechsler also served as Interim Chief Executive Officer. Mr. Wechsler serves on the Boards of NYU Hospital, the Kernochan Center for Law, Media and the Arts, and the American Museum of the Moving Image. Mr. Wechsler is also a Member of Clarion Capital Partners.

     Richard L. Gelfond has been Co-Chairman of the Company since June 1999 and co-Chief Executive Officer since May 1996. From March 1994 to June 1999 Mr. Gelfond served as Vice Chairman of the Company. In 1991, Mr. Gelfond founded Cheviot Capital Advisors Inc., a financial advisory and merchant banking firm that specializes in acquisitions and venture capital investments. In addition, Mr. Gelfond serves on the boards of several private and philanthropic entities. Mr. Gelfond is also a Member of Clarion Capital Partners.

     John M. Davison joined the Company in 1987 and was appointed President in January 2000. In 1995, Mr. Davison became Senior Vice President, Finance and Administration, responsible for the financial affairs and administrative operations of the Company. In 1997, Mr. Davison was appointed Executive Vice President, Operations and Chief Financial Officer and in 1999 was appointed Chief Operating Officer and Chief Financial Officer. He was a Director of the Company from May 1994 to June 1999. Mr. Davison is a Chartered Accountant and Chartered Business Valuator. Mr. Davison is a Canadian citizen.

     Michael A. Gibbon joined the Company in 1988 and became Vice President, Technology in 1989 and Senior Vice President, Technology in 1995 and was appointed Executive Vice President, Technology in 1998. Mr. Gibbon is responsible for technology, manufacturing and client support, for both the making of films and for theaters and projection systems. Mr. Gibbon is registered as a professional engineer by the Association of Professional Engineers of Ontario. Mr. Gibbon is a Canadian citizen.

     Andrew Gellis joined Imax Corporation as Senior Vice President, Film and Distribution in January 1996. In his post at Imax, he supervises the development and production of Imax's slate of pictures for both the institutional and commercial markets. Prior to Imax, Mr. Gellis was with Sony Corporation and its numerous entertainment/technology divisions, where he led Sony's entrance into the large-format filmmaking arena.

     David B. Keighley has been a Senior Vice President of the Company since July 1997 and is President of David Keighley Productions 70MM Inc. From January 1995 to July 1997, Mr. Keighley was a Vice President of the Company. He is responsible for motion picture post-production and image quality assurance for 15/70-format films. Mr. Keighley is a Canadian citizen.

     Robert D. Lister joined the Company as Senior Vice President, Legal Affairs and General Counsel in May 1999. Prior to joining the Company, Mr. Lister was Vice President, General Counsel and Secretary of Clearview Cinemas, a film exhibitor, from March 1998 until his employment with the Company. Prior to that, Mr. Lister served as Associate General Counsel of Merit Behavioral Care Corporation, a behavioral health care company, from March 1996 through March 1998. Prior to that, Mr. Lister was an attorney with the New York office of Kelley Drye & Warren LLP from September 1993 through March 1996.

     Mark J. Thornley joined the Company in 1996 was appointed Vice President, Planning in January 1998 and was appointed Vice President, Finance in October 1998. In January 2000, Mr. Thornley was appointed to Senior Vice President, Finance. Prior to joining the Company, Mr. Thornley was a partner in a private financial consulting and communications firm. Mr. Thornley is a Canadian citizen.

     G. Mary Ruby joined the Company in 1987 as Associate General Counsel and was appointed Vice President, Legal Affairs and Corporate Secretary in 1991 and was General Counsel from February 1989 to February 1997. Ms. Ruby acts as Corporate Secretary to the Board of Directors and provides advice with respect to the Company's legal affairs. Ms. Ruby is a member of the Ontario Bar and is a Canadian citizen.

     Mary C. Sullivan joined the Company in 1996 as Director, Human Resources and was appointed Vice President, Human Resources and Administration in 1998. Prior to joining the Company, Ms. Sullivan was Director, Human Resources of Central Park Lodges. Ms. Sullivan is a Canadian citizen.

     Michael J. Biondi, a Director and Non-Executive Chairman of the Board of the Company since June 1999, has been the Chairman and Chief Executive Officer of Wasserstein Perella & Co., Inc. since January, 1996. One of the founding partners of the firm, Mr. Biondi oversees Wasserstein Perella's domestic investment banking activities, and is the Chief Operating Officer of Wasserstein Perella Group, Inc. Mr. Biondi was a CEO Advisor of the Company from June 1994 to March 1996.

     Kenneth G. Copland, a Director of the Company since June 1999, has been the Vice Chairman of Nesbitt Burns Inc. since 1994, prior to which he was the Executive Vice President. He is a director of Nesbitt Burns Corporation Limited, Advisor to New Brunswick Power Corporation and Chairman of Humber College Foundation and Educational Ventures Corporation. Mr. Copland is a Canadian citizen.

     The Honourable J. Trevor Eyton, a Director of the Company since June 1999, has been Chairman, Group Advisory Board and Group Chairman, International of EdperBrascan Corporation since April 1999. He previously held the position of Senior Group Chairman. Prior to August 1997, he was Chairman, Brascan Limited and Trilon Financial Corporation. He is also a director of Barrick Gold Corporation, Brookfield Properties Corporation, Coca-Cola Enterprises, General Motors of Canada, Limited, MA. Hanna Company, Noranda Inc. and Trilon Financial Corporation. He has been a member of the Senate of Canada since September 1990 and is an Officer of the Order of Canada. Mr. Eyton is a Canadian citizen.

     Garth M. Girvan, a Director of the Company since 1994, is a partner of McCarthy Tetrault, special Canadian counsel to the Company. Mr. Girvan is a Canadian citizen.

     G. Edmund King, a Director of the Company since June 1999, has been Deputy Chairman and a director of McCarvill Corporation since January, 1996. Mr. King is also a director of Falconbridge Ltd. and of Wolf Group Integrated Communications Ltd. Prior to November 1995, he was the Chairman and Chief Executive Officer of The CIBC Wood Gundy Corporation and from June 1994 to January 1998 was Chairman of WIC Western International Communications. Mr. King is a Canadian citizen.

     Murray B. Koffler, a Director of the Company since May 1996, founded Shoppers Drug Mart in 1968 and presently serves as its Honorary Chairman. Mr. Koffler co-founded Four Seasons Hotels Limited and presently serves as a Director. Since 1988, Mr. Koffler has been Chairman of the International Board of Directors of the Weizmann Institute of Science in Israel. Mr. Koffler holds numerous other directorships. Mr. Koffler is a Canadian citizen and is an Officer of the Order of Canada.

     Sam Reisman, a Director of the Company since June 1999, has been the principal shareholder, Chairman and Chief Executive Officer of The Rose Corporation, a real estate finance and investment company which was previously a real estate development company, since September 1986. Mr. Reisman was the Chairman and Chief Executive Officer of the Equion Corporation, a manufacturer and distributor of vehicular climate control systems and other products for original equipment manufacturers, the aftermarket and industrial customers from 1982 to 1996. Mr. Reisman is currently the principal shareholder of Hayden Industrial Products of Corona, California, formerly a division of The Equion Corporation. Mr. Reisman is a Canadian citizen.

     Marc A. Utay, a Director of the Company since May 1996, has been a Member of Clarion Capital Partners since November 1999; prior to joining Clarion, Mr. Utay was a Managing Director of Wasserstein Perella & Co. Inc. and a member of Wasserstein Perella's Policy Committee. Mr. Utay was head of Wasserstein Perella's Leveraged Finance, Retailing and Media, Telecommunication and Entertainment groups. Prior to his joining Wasserstein Perella, Mr. Utay was Managing Director at Bankers Trust Company where he specialized in leveraged finance and mergers and acquisitions.

     W. Townsend Ziebold, a Director of the Company since June 1999, has been a Managing Director of Wasserstein Perella & Co., Inc. and head of its Venture Capital Practice since December 1994. Prior to 1994, he held the position of director of Wasserstein Perella & Co., Inc. Mr. Ziebold was a director of Maybelline, Inc. and Collins & Aikman Corporation and currently serves on several private company boards in the media, entertainment and Internet industries.

Item 11. Executive Compensation

Summary Compensation Table

     The following table sets forth, for the periods indicated, the compensation paid or granted by The Company to the individuals who served during 1999 as Chief Executive Officers and the four most highly compensated executive officers of the Company, other than the Chief Executive Officers, who were serving as executive officers at December 31, 1999 (collectively, the "Named Executive Officers").

                           Summary Compensation Table

                                                                                            Long-Term
                                                  Annual Compensation                      Compensation
                                   ----------------------------------------------  -------------------------------
                                                                        Other
                                                                        Annual
Name and Principal Position of     Year ended                         Compensation   Restricted   Securities Under     All Other
Named Executive Officer            December 31   Salary     Bonus (1)      (2)     Stock Awards   Options Granted   Compensation (6)
-----------------------            -----------  ---------   --------- ------------ -------------  ----------------  ----------------
                                                   ($)         ($)         ($)          ($)              (#)              ($)
Bradley J. Wechsler                   1999       500,000      900,000         --           --          400,000           8,243
Co-Chairman and Co-Chief              1998       605,000      800,000         --      330,000(4)       458,000           8,522
Executive Officer                     1997       710,000    1,300,000         --      465,000(3)        80,000           8,614

Richard L. Gelfond                    1999       500,000      900,000         --           --          400,000           8,396
Co-Chairman and Co-Chief              1998       605,000      800,000         --      330,000(4)       458,000           8,306
Executive Officer                     1997       710,000    1,300,000         --      465,000(3)        80,000           8,614

John M. Davison                       1999       300,000      200,000         --           --          125,000          14,930
President, Chief Operating Officer,   1998       200,000      100,000         --           --           75,000          10,404
and Chief Financial Officer           1997       193,025       73,455         --           --           75,000          10,273

David B. Keighley,                    1999       228,257      573,000                                   15,000           8,639
Senior Vice President and             1998       218,123      268,088         --           --           15,000           8,522
President,
David Keighley                        1997       178,849      220,597         --           --           15,000          11,019
Productions 70MM Inc.

Andrew Gellis                         1999       250,000       65,000     50,000(5)        --               --           8,396
Senior Vice President, Film           1998       225,000       50,000     50,000(5)        --           12,500           8,306
                                      1997       210,000       55,000     50,000(5)        --           12,500           8,614

Michael A. Gibbon                     1999       190,452       70,000         --           --           30,000          14,480
Executive Vice President,             1998       141,246       60,000         --           --           25,000           8,017
Technology                            1997       144,936       50,000         --           --           15,000           7,920


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

(5) This amount was paid on account of certain script writing services provided by Mr. Gellis.

(6) These amounts reflect (i) the payment by the Company of life insurance premiums on the lives of the Named Executive Officers, and (ii) contributions to the Company's defined contribution pension plans.

Options Granted

     The Company has a Stock Option Plan under which the Company may grant options to officers, employees, consultants and eligible directors ("Participants") to purchase common shares on terms that may be determined, within the limitations of the Stock Option Plan. The aggregate number of common shares that remain reserved for issuance under the Plan is 5,972,098 common shares as at December 31, 1999. Options to purchase 5,157,400 common shares have been granted and are outstanding under the Plan as at December 31, 1999. The exercise price for options issued under the Plan is not to be less than the market price of the common shares on the date of grant. An option will be exercisable for a maximum period of 10 years from the date of grant, subject to earlier termination if the Participant's employment, consulting arrangement or term of office with the Company terminates. The Board of Directors determines vesting requirements. If a Participant's employment, consulting arrangement or term of office with the Company terminates for any reason, any Options which have not vested will be surrendered for cancellation without any consideration being paid therefor. If the Participant's employment, consulting arrangement or term of office is terminated without "cause" or by reason of such Participant's resignation, death or permanent disability, the Participant (or the Participant's estate) will be entitled to exercise the Participant's vested Options for a period of 30 days. If the Participant's employment, consulting arrangement or term of office is terminated for cause, such Participant's vested Options will be surrendered for cancellation without any consideration being paid therefor. If the Participant is a party to an employment agreement with the Company or any of its subsidiaries and breaches any of the restrictive covenants in such agreement, such Participant will be required to surrender all unexercised Options for cancellation without any consideration being paid therefor and will be obligated to pay to the Company an amount equal to the aggregate profit realized by such Participant with respect to any prior Option exercises.

     The following table sets forth information relating to individual grants of options to purchase common shares of the Company to Named Executive Officers under the Stock Option Plan during the financial year ended December 31, 1999 in respect of services rendered or to be rendered to the Company:

             Option Grants in Financial Year ended December 31, 1999

                                                                                                  Potential Realizable
                                          % of Total                                               Value at Assumed
                                            Options                                                 Annual Rates of
                                          Granted to                                                  Stock Price
                           Securities      Employees                                               Appreciation for
                             Under            in                                                      Option Term
                            Options        Financial       Exercise          Expiration        -------------------------
     Name                   Granted          Year           Price               Date              5%             10%
----------------------     ----------     ----------   ---------------       ---------         ---------      ----------
                              (#)            (%)       ($/Common Share)                           ($)            ($)
Bradley J. Wechsler(1)      400,000         17.98           17.94            15-Oct-09         4,520,880      11,409,840

Richard L. Gelfond (1)      400,000         17.98           17.94            15-Oct-09         4,520,880      11,409,840

John M.  Davison   (2)      100,000          4.49           21.93            19-Aug-09         1,381,590       3,486,870
                   (2)       25,000          1.12           24.00            01-Feb-09           378,000         954,000

David B.  Keighley (2)       15,000          0.67           21.93            19-Aug-09           207,239         523,031

Michael A. Gibbon  (2)       30,000          1.35           21.93            19-Aug-09           414,477       1,046,061


(1) 266,667 of these options vested immediately upon the grant date and the remaining 133,333 vest on October 15, 2000. These options entitle the Named Executive Officer to purchase one common share for each option. The market value of the common shares underlying the options was equal to the exercise price on the date of the grant.

(2) These options vest over five years at the rate of 20% per year and entitle the Named Executive Officer to purchase one common share for each option. The market value of the common shares underlying the options was equal to the exercise price on the date of the grant.

              Aggregated Option Exercised during the Financial Year Ended December 31, 1999 and Financial Year-End Option Values

                                                      Unexercised Options at      Value of Unexercised
                        Securities      Aggregate       Financial Year-End        in-the-money Options
                         Acquired         Value            Exercisable/          at Financial Year-end
         Name            On Exercise     Realized         Unexercisable       Exercisable/Unexercisable (1)
--------------------   --------------   ---------    -----------------------  -----------------------------
                            (#)            ($)                 (#)                        ($)
 Bradley J. Wechsler        NIL            NIL           804,667/133,333          5,648,113/1,257,997
 Richard L. Gelfond         NIL            NIL           804,667/133,333          5,648,113/1,257,997
 John M. Davison            NIL            NIL            69,008/218,000           933,988/1,174,290
 David B. Keighley          NIL            NIL            52,500/43,000             863,618/266,055
 Andrew Gellis            20,000         339,562          24,700/42,300             260,913/439,213
 Michael A. Gibbon        11,200         247,988          41,800/66,800             624,555/405,150


(1) Calculated based on the December 31, 1999 closing price of the common shares on Nasdaq of $27.375

Pension Plans

     The Company maintains defined contribution employee pension plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount equal to 5% of their base salary subject to certain prescribed maximums. During the financial year ended December 31, 1999, the Company contributed an aggregate of $18,212 to the Canadian plan on behalf of Mr. Davison and Mr. Gibbon and an aggregate of $32,000 to the Company's defined contribution employee pension plan qualified under Section 401(k) of the U.S. Internal Revenue Code on behalf of Messrs. Wechsler, Gelfond, Keighley and Gellis. The Company does not have any other pension plans for its employees.

Employment Contracts

On November 3, 1998 the Company entered into renewal employment agreements with each of Messrs. Wechsler and Gelfond ("the Executives") with effect from July 1, 1998 for a three-year term. Under the Company's governance process, as then set forth in its Articles and By-laws, the "CEO Advisors" unanimously recommended to the Compensation Committee, which was composed of three directors independent of management, the approval of these agreements, which were approved by the Board of Directors upon the recommendation of the Compensation Committee. The CEO Advisors included a representative of Wasserstein Perella, the largest shareholders of the Company. The renewal employment agreements provide that each of the Executives will receive a salary of $500,000 in each year of the term. These agreements also provide that each of the Executives will receive a bonus for each of 1998, 1999, 2000 and the period January 1, 2001 to June 30, 2001 of $605,000, $500,000, $500,000 and $250,000 adjusted by a multiple of zero to two times, tied to the performance of the Company and certain qualitative and quantitative measures determined by the Compensation Committee of the Board. The bonus paid to each of Messrs. Wechsler and Gelfond in respect of 1999 was $900,000. In 1999, each Executive was also paid $485,625 upon exercising their right to receive an amount equal to the fair market value of 15,000 shares, equal to the number of synthetic restricted shares ("phantom stock") which were originally to be granted on January 1, 1998 and, were later reduced by the renewal employment agreement. Each Executive was also granted 400,000 options to purchase common shares in accordance with the Stock Option Plan on October 15, 1999, which options expire on October 15, 2009.

Under the agreements, each of the Executives is to perform such services with respect to the Company's business as may be reasonably requested from time to time by the Board of Directors and which are consistent with his position as Co-Chief Executive Officer. In addition, the Company is to use its best efforts to cause the Executives to be elected to the Board of Directors. In addition, a provision contained in their original employment agreements was continued, whereby each of the Executives is also entitled to receive, upon a sale of the Company or the exercise after March 1, 1999 by the Executives of their rights to require the Company to take action to liquidate their common shares under a Shareholders' Agreement among Wasserstein Perella Partners, L.P., Mr. Wechsler, Mr. Gelfond and certain other investors dated as of June 16, 1994, a cash bonus in an amount equal to the product of (a) 0.375% and (b) the amount by which the sale or liquidation transaction imputes an equity value in excess of Cdn. $150,000,000 to the common shares originally issued by the Company (on a fully diluted basis but excluding the common shares issued upon the conversion of the Class B convertible preferred shares of the Company formerly outstanding which were converted into common shares on June 16, 1994 and the common shares issuable upon the exercise of warrants owned by each of Messrs. Wechsler and Gelfond).

Under the employment agreements, the Company is to equalize the Executives to the taxes which each of the Executives would have paid had he earned his employment compensation and paid taxes thereon solely in the United States. The employment agreements also contain non-competition provisions.

     Mr. Davison entered into an employment agreement with the Company on January 16, 1991, as amended by a letter dated August 31, 1992, under which he was employed as Director, Corporate Development and then promoted to Vice President, Finance. The agreement is for an indefinite term and contains covenants regarding confidentiality and non-competition. The agreement provides that the employment of Mr. Davison may be terminated at any time for cause. If Mr. Davison's employment is terminated without cause, the Company must pay Mr. Davison his annual salary for 12 months. Mr. Davison and the Company entered into a share option agreement dated as of April 8, 1994. Under this agreement Mr. Davison was granted options to purchase 75,008 common shares of the Company at Canadian $1.595 per share. The options vested over a five-year period.

     The Company and David Keighley Productions 70 MM Inc. (formerly David Keighley Productions and 70MM Inc.) ("DKP/70MM"), a wholly-owned subsidiary of the Company, entered into an employment agreement on July 15, 1997. The agreement is for a five-year term. Under this agreement, Mr. Keighley is to receive an annual base salary of $212,405 in the year ended July 15, 1998 and will receive an annual base salary of 105% of the previous year's base salary in each of the next four years during the term of the agreement. Mr. Keighley is entitled to receive an annual bonus of one-third of his annual base salary if DKP/70MM meets its pre-tax profit threshold as provided in the agreement. Mr. Keighley is also entitled to receive a further profit-based bonus of 10% of any excess of DKP/70MM audited profit before taxes over DKP/70MM's pre-tax profit threshold. Mr. Keighley's bonus in respect of DKP/70MM's year ended December 31, 1999 was U.S. $573,000. Under the agreement, Mr. Keighley has also given covenants regarding confidentiality and non-competition. The agreement provides that the employment of Mr. Keighley may be terminated at any time for cause or without cause. If Mr. Keighley's employment is terminated without cause, DKP/70MM must continue to pay Mr. Keighley his annual base salary for a maximum period of 36 months.

     Mr. Gellis entered into an employment agreement effective January 1, 1998 under which he was employed as Senior Vice President, Film of the Company. The agreement was for a two-year term. Under this agreement Mr. Gellis received an annual base salary of $225,000 for 1998 and $250,000 for 1999 plus an annual performance bonus at a target of 30% of salary, with a guaranteed minimum annual bonus of $50,000. Mr. Gellis is also entitled to receive a minimum of $50,000 in each year of the term in respect of script writing services performed by Mr. Gellis for the Company. Mr. Gellis has given covenants regarding confidentiality and non-competition. The agreement provides that the employment of Mr. Gellis may be terminated at any time for cause. If Mr. Gellis' employment is terminated without cause, the Company must pay Mr. Gellis his annual salary and guaranteed bonus and benefits for the balance of the term. If Mr. Gellis' employment is terminated without cause in connection with a change in control, the Company must pay Mr. Gellis his annual salary and guaranteed bonus and benefits for the greater of the balance of the term and six months. A revised employment agreement for Mr. Gellis is in progress and he continues to be remunerated based on the 1998 plan.

     Mr. Gibbon entered into an employment agreement with the Company on January 16, 1991, as amended by letters dated August 31, 1992 and December 22, 1999. The agreement expires in April, 2001, upon Mr. Gibbon's planned retirement from the Company and contains covenants regarding confidentiality and non-competition. The agreement provides that the employment of Mr. Gibbon may be terminated at any time for cause. If Mr. Gibbon's employment is terminated without cause, the Company must pay Mr. Gibbon his annual salary, a prorated share of his bonus, and other benefits for the remainder of the term of the agreement. Mr. Gibbon and the Company entered into a share option agreement dated as of May 8, 1994. Under this agreement, Mr. Gibbon was granted options to purchase 36,000 common shares of the Company at Canadian $1.595 per share. The options vested over a five-year period. All options granted to Mr. Gibbon under the Company's Stock Option Plan shall continue to vest and remain exercisable subsequent to his retirement from the Company for a period of 10 years from the date of grant and Mr. Gibbon is entitled to receive retiree benefits from the Company subsequent to his retirement.

Compensation Committee

     The Board of Directors constituted a Compensation Committee in December 1996. The members of the Compensation Committee are Messrs. Girvan, Koffler and Ziebold. As the Compensation Committee did not participate in executive compensation decisions in respect of 1999, other than the compensation of the Executives, the compensation of the Company's employees was established through guidelines set by the Board of Directors.

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

Directors' Compensation

     Directors are reimbursed for the expenses of attending meetings of the Board of Directors. In addition, members of the Board of Directors who are not also employees of the Company receive Canadian $20,000 per year (or may elect to receive options to purchase common shares of the Company in lieu of this payment) plus Cdn. $1,500 for each meeting of the Board attended in person and Canadian $750 for each telephone meeting of the Board or meeting of any committee of the Board, whether participating in person or by telephone. In addition, each of the directors who are not also employees of the Company are granted options to purchase 4,000 common shares at an exercise price equal to the market value of the common shares of the Company on the date of grant which vest on the date of grant and expire on the date which is 10 years after the date of grant.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information with respect to the beneficial ownership of each class of the Company's securities as at December 31, 1999 or as otherwise indicated in the notes below, including (i) all beneficial owners of more than 5% of the Company's voting capital stock, (ii) all Named Executive Officers and directors individually, and (iii) all executive officers and directors as a group.

                                                                                      Shares Beneficially Owned
                                                                                      -------------------------
Title of  Class                          Beneficial Owners                         Number of              % of Class(2)
---------------                          -----------------                         ----------             -------------
                                                                                   Shares(1)
                                                                                   ---------
Common Shares           Wasserstein Perella Group:                                 10,170,384    (3)            30.0
                            Wasserstein Perella Partners, L.P.
                            Wasserstein Perella Offshore Partners, L.P.
                            WPPN, Inc.
                            Michael J. Biondi as Voting Trustee
                        Oppenheimer Group:                                          2,406,500    (4)             7.11
                            Small Cap Growth VA Fund
                            Oppenheimer Discovery Fund
                            Oppenheimer Enterprise Fund
                            Altas Emerging Growth Fund
                            Oppenheimer Convertible Securities Fund
                        Capital Research Group:                                     2,423,980    (5)             7.11
                            Capital Research and Management Company
                            SMALLCAP World Fund Inc.
                            Capital Group International, Inc.
                            Capital Group International Limited
                            Capital Group International S.A.
                            Capital Guardian Trust Company
                        FMR Corp. Group:                                            1,811,500    (6)             5.3
                            Fidelity Management & Research Company
                            Fidelity Management Trust Company

                        Bradley J. Wechsler ....................................    1,369,967    (7)             4.0
                        Richard L. Gelfond .....................................    1,409,967    (8)             4.1
                        John M. Davison ........................................       74,008    (9)             *
                        Michael A. Gibbon ......................................       55,804    (10)            *
                        David B. Keighley ......................................       52,500    (11)            *
                        Andrew Gellis ..........................................       34,700    (12)            *
                        Michael J. Biondi ......................................        4,500    (13)            *
                        Kenneth G. Copland .....................................        4,500    (13)            *
                        J. Trevor Eyton ........................................        5,500    (13)            *
                        Garth M. Girvan ........................................       42,398    (14)            *
                        G. Edmund King .........................................        4,500    (13)            *
                        Murray B. Koffler ......................................       20,200    (15)            *
                        Sam Reisman ............................................        5,500    (13)            *
                        Marc A. Utay ...........................................       16,500    (14)            *
                        W. Townsend Ziebold ....................................        9,000    (13)            *
                        All executive  officers and directors as a group (19
                        persons) ...............................................    3,169,946    (16)            9.3

* less than 1%

(1) Includes number of shares owned at December 31, 1999 and common shares as to which each individual had at December 31, 1999 the right to acquire beneficial ownership through the exercise of options plus options that vested within 60 days of December 31, 1999 and shares issuable upon conversion of 5.75% Convertible Debentures due 2003.

(2) Based on dividing the Number of Shares by the total shares outstanding as of December 31, 1999, adjusted for shares issuable upon the conversion of 5.75% Convertible Debentures due 2003 and for shares issuable through the exercise of options to the Beneficial Owners.

(3)  Based on information contained in a Schedule 13G dated February 11, 2000.

(4) Based on information contained in a Schedule 13G dated February 11, 2000 and information provided directly to the Company by Oppenheimer Group. Includes 2,000,000 shares issuable upon conversion of the 5.75% Convertible Debenture due 2003.

(5) Based on information contained in Schedule 13Gs dated February 14, 2000 and information provided directly to the Company by Capital Research Group. Includes 325,080 shares issuable upon conversion of the 5.75% Convertible Debenture due 2003. Capital Research and Management Company and Capital Group International, Inc. each disclaimed beneficial ownership of the 2,423,980 shares reported by them, advising they are owned by accounts under their discretionary management.

(6)  Based on information contained in a Schedule 13G dated February 11, 2000.

(7) Included in the amount shown are 804,667 common shares as to which Mr. Wechsler had the right to acquire beneficial ownership through the exercise of options.

(8) Included in the amount shown are 804,667 common shares as to which Mr. Gelfond had the right to acquire beneficial ownership through the exercise of options.

(9) Included in the amount shown are 74,008 common shares as to which Mr. Davison had the right to acquire beneficial ownership through the exercise of options.

(10) Included in the amount shown are 41,800 common shares as to which Mr. Gibbon had the right to acquire beneficial ownership through the exercise of options.

(11) Included in the amount shown are 52,500 common shares as to which Mr. Keighley had the right to acquire beneficial ownership through the exercise of options.

(12) Included in the amount shown are 34,700 common shares as to which Mr. Gellis had the right to acquire beneficial ownership through the exercise of options.

(13) Included in the amount shown are 4,500 common shares as to which Messrs. Biondi, Copland, Eyton, King, Reisman and Ziebold had the right to acquire beneficial ownership through the exercise of options.

(14) Included in the amount shown are 16,500 common shares as to which Messrs. Girvan and Utay had the right to acquire beneficial ownership through the exercise of options.

(15) Included in the amount shown are 16,000 common shares as to which Mr. Koffler had, at the right to acquire beneficial ownership through the exercise of options.

(16) Included in the amount shown are 1,941,742 common shares as to which all directors and executive officers as a group had the right to acquire beneficial ownership through the exercise of options.

     Statements as to securities beneficially owned by directors and by executive officers, or as to securities over which they exercise control or direction, are based upon information obtained from such directors and executive officers and from records available to the Company.

Shareholders' Agreements

     Imax Corporation (the "Corporation"), Wasserstein Perella Partners, L.P., Wasserstein Perella Offshore Partners, L.P., WPPN, Inc., and the Michael J. Biondi Voting Trust (collectively "WP"), and each of Messrs. Wechsler and Gelfond are parties to a Second Amended and Restated Shareholders Agreement (the "Shareholders Agreement") dated as of February 9, 1999, which amends and restates the previous amended and restated shareholders agreement among those parties dated June 16, 1994. The Shareholders Agreement includes, among other things, certain restrictions on transfers of common shares, take-along rights and come-along rights. If WP holds at least 35% of their original holdings and WP desires to transfer all of their securities in a transaction in which a majority of the shares of outstanding common stock are to be sold, then Messrs. Gelfond and Wechsler will be required to sell their securities on the same terms as WP sells its securities.

     The Shareholders Agreement also contains provisions related to the composition of the Board of Directors and committees thereof. WP is entitled, but not required, to designate individuals to be nominated for election as directors as follows: so long as WP holds 3,685,759 or more common shares, it may designate six nominees, of whom three may be employees of WP and its affiliates (the "WP Employee Designees") and three shall be independent persons and resident Canadians. If WP holds less than 3,685,759 common shares, but 1,842,879 or more common shares, it may designate four nominees, of whom two may be WP Employee Designees and two shall be independent persons and resident Canadians. If WP holds less than 1,842,879 common shares but 921,439 or more common shares, it may designate two nominees, one of whom may be a WP Employee Designee and the other of whom shall be an independent person and shall be a resident Canadian. In addition to these provisions, each of Messrs. Wechsler and Gelfond is entitled to be a director of the Corporation so long as he is either a Co-Chief Executive Officer or is the Chief Executive Officer of the Corporation or Messrs. Wechsler and Gelfond own more than 375,000 common shares. In addition, Messrs. Wechsler and Gelfond are collectively entitled, but not required, to designate individuals to be nominated for election as directors as follows: so long as they hold 1,628,000 or more common shares, they may designate three nominees, all of whom shall be independent persons and resident Canadians. If they hold less than 1,628,000 common shares, but 1,075,000 or more common shares, they may designate two nominees, both of whom shall be independent and resident Canadians. If they hold less than 1,075,000 common shares but 375,000 or more common shares, they may designate one nominee who shall be an independent person. If the requirement that the Corporation have `resident Canadian' directors is changed, then neither WP nor Messrs. Wechsler and Gelfond will be required to designate resident Canadian nominees. Each of the nominees of WP who is to be an independent person is subject to the approval by Messrs. Wechsler and Gelfond, which approval is not to be unreasonably withheld; each of the nominees of Messrs. Wechsler and Gelfond is subject to the approval of WP, which approval is in WP's sole discretion for the first nominee to serve in each such position and thereafter, is not to be unreasonably withheld. Each of WP and Messrs. Wechsler and Gelfond has agreed to use their best efforts to cause each of the individuals designated to be elected or appointed as a director of the Corporation.

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

     Each of WP and Messrs. Wechsler and Gelfond agreed to use their best efforts to cause there no longer to be CEO Advisors as of the date upon which all of the WP Employee Designees are elected as directors of the Corporation. All of the WP Employee Designees were elected as directors at the Corporation's annual and special meeting of shareholders held June 7, 1999 and the CEO Advisors were disbanded in June, 1999. After that date, none of WP or Messrs. Wechsler and Gelfond shall take any action to reestablish the CEO Advisors and the majority approval requirements described below under "Standstill Agreement" would apply.

Registration Rights Agreement

     The Corporation, WP and Messrs. Wechsler and Gelfond also entered into a registration rights agreement (the "Registration Rights Agreement") dated as of February 9, 1999, which carried forward the corresponding provisions of the June 16, 1994 shareholders agreement, and pursuant to which each of WP and Messrs. Wechsler and Gelfond have certain rights to cause the Corporation to use its best efforts to register their securities under the U.S. Securities Act of 1933. WP is entitled to effect up to four demand registrations and Messrs. Wechsler and Gelfond are entitled to make two such demand registrations. WP and Messrs. Wechsler and Gelfond also have unlimited piggy-back rights to register their securities under the Registration Rights Agreement whenever the Corporation proposes to register any securities under the U.S. Securities Act, other than the registration of securities pursuant to an initial public offering or the registration of securities upon Form S-4 or S-8 under the U.S. Securities Act or filed in connection with an exchange offer or an offering of securities solely to the Corporation's existing shareholders. In addition to these provisions, if Messrs. Wechsler and Gelfond hold at least 25% of their original holdings, WP has recouped its original investment plus a 30% compounded annual return on such investment, and WP initiates the sale of the Corporation, then for 60 days thereafter, WP will enter into exclusive negotiations with Messrs. Gelfond and Wechsler, and for another 60 days thereafter WP may not enter into an agreement for the sale of the Corporation to a third party. The Registration Rights Agreement also provides that Messrs. Wechsler and Gelfond will have the right from March 1 to March 31 in any, but only one, of 1999, 2000 and 2001, to notify the Corporation of their decision to require the Corporation to take action to liquidate their common shares. The Corporation is required to use its best efforts to cause at its option either (i) the sale of the Corporation within a period of 180 days from receipt of the notice to liquidate, (ii) the filing of a registration statement pursuant to the U.S. Securities Act within a period of 120 days from its receipt of the notice to liquidate, or (iii) purchase the securities owned by Messrs. Gelfond and Wechsler for cash at the fair market value as agreed upon by the Corporation and Messrs. Gelfond and Wechsler within 20 days of the notice to liquidate, or in the event of their failure to reach an agreement, as determined by a procedure utilizing nationally recognized investment banking firms. In the event that Messrs. Gelfond and Wechsler exercise their rights to require the Corporation to take such action, they may be entitled to certain cash bonus payments as described above under "Executive Compensation - Employment Contracts".

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

Item 13. Certain Relationships and Related Transactions


Standstill Agreement

     The Corporation, each of Messrs. Wechsler and Gelfond and WP entered into an Amended and Restated Standstill Agreement (the "Standstill Agreement") as of February 9, 1999 which amended and restated the previous Standstill Agreement dated June 16, 1994. Under the terms of the Standstill Agreement, WP agreed to vote in any election for directors in favour of each person nominated by the then current Board of Directors, not to participate in or facilitate proxy contests, not to deposit into a voting trust or subject voting securities to an agreement with respect to voting such securities, not to acquire or affect or attempt to acquire or effect control of the Corporation or to participate in a "group" as defined pursuant to Section 13(d) of the U.S. Securities Exchange Act of 1934, which owns or seeks to acquire beneficial ownership or control of the Corporation, and not to attempt to influence the Corporation except through normal Board of Directors' processes. In addition, the parties agreed that the CEO Advisors currently provided for in the Articles and By-laws of the Corporation would cease to exist upon the election of those directors (the "WP Employee Designees") WP is to have the right to designate as provided in the Second Amended and Restated Shareholders' Agreement (the "Shareholders' Agreement'), which was also entered into by those same and special parties as of February 9, 1999. To accomplish this, the Corporation agreed to submit to its shareholders at its annual meeting of shareholders (held June 7, 1999) resolutions to amend the Articles and Bylaws to delete reference to the CEO Advisors, and each of the parties to the Standstill Agreement agreed to use their best efforts so to amend the Articles and Bylaws as of the date on which all of the WP Employee Designees are elected or appointed as directors of the Corporation. The Articles and Bylaws were amended effective June 7, 1999. The Standstill Agreement continues in effect until the earlier of June 30, 2001, unless extended by WP at its option for successive one year terms until March 1, 2004, or the date upon which WP holds less than 700,000 common shares.

     As noted above, the Articles of the Corporation set forth the requirement that certain matters be approved by 75% of the directors then in office. These matters are: (i) hiring or terminating the employment of the Chief Executive Officer or any Co-Chief Executive Officer of the Corporation; (ii) issuing any shares of capital stock for a purchase price, or incurring indebtedness, in an amount of $25 million or more; (iii) disposing of any material single asset, or all or substantially all of the assets of the Corporation or approving the sale or merger of the Corporation; (iv) acquiring a substantial interest in any other entity or entering into any major strategic alliance; and (v) entering into or changing the terms of any agreement or transaction with WP or Messrs. Wechsler and Gelfond (other than agreements in the ordinary course of business, such as employment agreements).


PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K


     (a)(1)   Financial Statements

     The consolidated financial statements filed as part of this Report are included in Part II.

     (a)(2)   Financial Statement Schedules

     Financial Statement Schedule for each of the three years in the period ended December 31, 1999

         II Valuation and Qualifying Accounts

     (a)(3)   Exhibits

The Items listed as Exhibits 10.1 to 10.8 relate to management contracts or compensatory plans or arrangements.

Exhibit No.    Description
-----------    -----------

2.1 Agreement of Purchase and Sale dated August 4, 1999 among Imax Corporation, the Vendors as defined therein and Digital Projection International, PLC. Incorporated by reference to Form 8-K filed on September 17, 1999.

3.1 Articles of Incorporation of Imax Corporation. Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form F-1 (File No. 33-77536)(the "Registration Statement").

3.2 Articles of Amendment dated June 7, 1999, to the Restated Articles of Incorporation of Imax Corporation. Incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended September 30, 1999.

3.3            Bylaw No. 1 of Imax Corporation. Incorporated by reference to
               Exhibit 3.2 to the Registration Statement.

3.4            New By-Law No.1 of Imax Corporation enacted on June 7, 1999.
               Incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended September 30, 1999.

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

4.9 Indenture, dated as of December 4, 1998 between Imax Corporation and U.S. Bank Trust, N.A., as Trustee, related to the issue of the 7.875% Senior Notes due December 1, 2005. Incorporated by reference to Exhibit 4.9 to Form 10-K for the year ended December 31, 1998. Registrant agrees to provide copies of instruments with respect to long-term debt and its working capital facility, which do not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis, to the Commission upon request.

4.10 Shareholders Agreement, dated as of February 9, 1999 by and among Wasserstein Perella Partners, L.P., Wasserstein Perella Offshore Partners, L.P., WPPN Inc., the Michael J. Biondi Voting Trust, Bradley J. Wechsler and Richard L. Gelfond and Imax Corporation. Incorporated by reference to Exhibit 4.10 to Form 10-K for the year ended December 31, 1998.

Exhibit No.    Description
-----------    -----------

4.11 Standstill Agreement, dated as of February 9, 1999 by and among Wasserstein Perella Partners, L.P., Wasserstein Perella Offshore Partners, L.P., WPPN Inc., and the Michael J. Biondi Voting Trust, Imax Corporation, Richard L. Gelfond and Bradley J. Wechsler. Incorporated by reference to Exhibit 4.11 for Form 10-K for the year ended December 31, 1998.

4.12 Registration Rights Agreement, dated as of February 9, 1999, by and among Imax Corporation, Wasserstein Perella Partners, L.P., Wasserstein Perella Offshore Partners, L.P., WPPN Inc., the Michael J. Biondi Voting Trust, Bradley J. Wechsler and Richard
               L. Gelfond. Incorporated by reference to Exhibit 4.12 to Form 10-K for the year ended December 31, 1998.

10.1 Employment Agreement, dated as of January 16, 1991, and amending letter of August 31, 1992 between Imax Corporation and John M. Davison. Incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended December 31, 1997.

10.2 Employment Agreement, dated as of July 15, 1997 between David Keighley Productions 70MM Inc. and David B. Keighley. Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 1997.

10.3           Form of Imax Corporation Amended and Restated Share Option Plan.
               Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No.333-5720).

10.4 Share Option Agreement, dated as of April 8, 1994 between Imax Corporation and John M. Davison. Incorporated by reference to
               Exhibit 10.15 to the Registration Statement.

10.5 Employment Agreement, dated July 1, 1998 between Imax Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 1998.

10.6 Employment Agreement, dated July 1, 1998 between Imax Corporation and Bradley J. Wechsler. Incorporated by reference to Exhibit
               10.2 to Form 10-Q for the quarter ended September 30, 1998.

10.7 (Amended) Stock Option Plan of Imax Corporation, dated June 7, 1999. Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 1999.

*10.8 Employment Agreement, dated as of December 22, 1999 between Michael A. Gibbon and Imax Corporation.

*21            Subsidiaries of Imax Corporation.

*23            Consent of PricewaterhouseCoopers LLP.

*24            Power of Attorney of certain directors.

* Filed herewith
----------

     (b) On November 16, 1999, the Company filed an 8-KA containing the financial information required as an amendment to a Form 8-K filed on September 17, 1999 under Item #2 - Acquisition or Distribution of Assets. The Company reported that on September 3, 1999, it acquired all of the outstanding ordinary and Preference Shares of Digital Projection International, a designer and manufacturer of digital image delivery systems headquartered in Manchester, England with an office in Atlanta, Georgia.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         IMAX CORPORATION


                         By           /S/ JOHN M. DAVISON
                            -------------------------------------------
                                          John M. Davison
                  President, Chief Operating Officer and Chief Financial Officer
                                   (Principal Financial Officer)

Date:  March 29, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2000.




      /S/ BRADLEY J. WECHSLER                        /S/ RICHARD L. GELFOND                         /S/ JOHN M. DAVISON
--------------------------------------      -------------------------------------------     --------------------------------------
        Bradley J. Wechsler                            Richard L. Gelfond                             John M. Davison
           Director and                                   Director and                                  President,
    Co-Chief Executive Officer                     Co-Chief Executive Officer                     Chief Operating Officer
   (Principal Executive Officer)                 (Principal Executive Officer)                    Chief Financial Officer





       /S/ MARK J. THORNLEY                            MICHAEL J. BIONDI*                           KENNETH G. COPLAND*
--------------------------------------      -------------------------------------------     --------------------------------------
         Mark J. Thornley                              Michael J. Biondi                            Kenneth G. Copland
  Senior Vice President, Finance                            Director                                     Director
  (Principal Accounting Officer)





         J. TREVOR EYTON*                               GARTH M. GIRVAN*                              G. EDMUND KING*
--------------------------------------      -------------------------------------------     --------------------------------------
          J. Trevor Eyton                               Garth M. Girvan                               G. Edmund King
             Director                                       Director                                     Director





         MURRAY B. KOFFLER*                               SAM REISMAN*                                 MARC A. UTAY*
--------------------------------------      -------------------------------------------     --------------------------------------
         Murray B. Koffler                                Sam Reisman                                  Marc A. Utay
             Director                                       Director                                     Director





        W. TOWNSEND ZIEBOLD*
--------------------------------------
        W. Townsend Ziebold
             Director

                                                         By  *     /S/ JOHN M.  DAVISON
                                                            --------------------------------------
                                                             John M. Davison (as attorney-in-fact)

                               IMAX CORPORATION
                                   SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

                                       Balance at
                                        Beginning                                                Balance at
                                         of Year          Additions         Deductions           End of Year
                                       ----------         ---------         ----------        ------------------
Reserve for Net Investment in Leases/1/
Year ended December 31, 1997              $   447          $2,900            $     -               $ 3,347
Year ended December 31, 1998                3,347           9,925                (65)               13,207
Year ended December 31, 1999               13,207           6,427               (713)               18,921

Provision for Doubtful Accounts
Year ended December 31, 1997                1,087           1,084                 --                 2,171
Year ended December 31, 1998                2,171           2,455                 --                 4,626
Year ended December 31, 1999                4,626           1,576               (144)                6,058

Deferred Income Tax Valuation
  Allowance/2/
Year ended December 31, 1997                2,272               -               (291)                1,981
Year ended December 31, 1998                1,981             932               (102)                2,811
Year ended December 31, 1999                2,811             116                  -                 2,927

1 Reduction in the valuation allowance based on management's assessment of the credit history of each individual lease.

2 Additions represent provisions for losses unlikely to be utilized. Deductions represent recognition of previously unavailable losses.