Form 10-Q
period 2000-03-31
IMAX CORP
filed 2000-05-15
CIK 921582

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                                 --------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-24216


                                Imax Corporation
             (Exact name of registrant as specified in its charter)


                Canada                               98-0140269
    --------------------------------        ---------------------------
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)             Identification Number)


    2525 Speakman Drive, Mississauga, Ontario, Canada         L5K 1B1
    ---------------------------------------------------    -------------
    (Address of principal executive offices)               (Postal Code)


    Registrant's telephone number, including area code (905) 403-6500
                                                       --------------


                                     NONE
    ----------------------------------------------------------------------
         (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       -----     -----

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class                              Outstanding as of April 30, 2000
----------------------             --------------------------------
Common stock, no par value                 29,782,356

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

                                IMAX CORPORATION


                                                                           Page
                                                                           ----
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements


          The following condensed consolidated financial statements are filed as part of this Report:

          Condensed Consolidated Balance Sheets as at March 31,  2000
          and December 31, 1999                                              4

          Condensed Consolidated Statements of Operations for the three
          month periods ended March 31, 2000 and 1999                        5

          Condensed Consolidated Statements of Cash Flows
          for the three month periods ended March 31, 2000 and 1999          6

          Notes to Condensed Consolidated Financial Statements               7

                                IMAX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
        In accordance with U.S. Generally Accepted Accounting Principles
                         (in thousands of U.S. dollars)
                                   (unaudited)

                                                       March 31,   December 31,
                                                         2000          1999
                                                       ---------   ------------
Assets
Current assets
  Cash and cash equivalents                            $ 17,715      $ 34,573
  Short-term marketable securities                       38,132        49,159
  Accounts receivable                                    50,324        42,619
  Current portion of net investment in leases            37,068        33,918
  Inventories and systems under construction (note 2)    35,108        31,141
  Prepaid expenses                                        4,553         2,621
                                                       --------      --------
     Total current assets                               182,900       194,031

Long-term marketable securities                          17,614        39,873
Net investment in leases                                106,813       103,087
Film assets                                              39,395        38,453
Capital assets                                           74,378        66,897
Goodwill                                                 61,951        62,751
Other assets                                             30,911        28,232
Deferred income taxes                                     2,938         4,913
                                                       --------      --------

     Total assets                                      $516,900      $538,237
                                                       ========      ========

Liabilities
Current liabilities
  Accounts payable                                     $ 16,684      $ 18,361
  Accrued liabilities                                    37,379        34,910
  Current portion of deferred revenue                    26,281        17,284
  Income taxes payable                                    1,772        33,755
                                                       --------      --------
     Total current liabilities                           82,116       104,310

Deferred revenue                                         19,118        22,862
Senior notes                                            200,000       200,000
Convertible subordinated notes                          100,000       100,000
                                                       --------      --------
     Total liabilities                                  401,234       427,172


Commitments and contingencies (notes 3 and 4)

Shareholders' equity
Capital stock                                            57,662        57,471
Retained earnings                                        57,764        54,669
Accumulated other comprehensive items (note 6)              240        (1,075)
                                                       --------      --------

     Total shareholders' equity                         115,666       111,065
                                                       --------      --------

     Total liabilities and shareholders' equity        $516,900      $538,237
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

                                                    Three months ended March 31,
                                                        2000            1999
                                                      --------        --------
Revenue
IMAX systems                                          $ 26,998         $22,420
Digital projection systems                              12,916              --
Films                                                   10,459           8,622
Other                                                    6,077           5,701
                                                      --------         -------
                                                        56,450          36,743

Costs and expenses                                      33,274          20,213
                                                      --------         -------

Gross margin                                            23,176          16,530
Income (loss) from equity-accounted investees                2            (118)
Selling, general and administrative expenses           (11,528)         (7,989)
Research and development                                (1,592)           (475)
Amortization of intangibles                             (1,009)           (473)
                                                      --------         -------

Earnings from operations                                 9,049           7,475

Interest income                                          1,542           2,411
Interest expense                                        (5,535)         (5,833)
Foreign exchange loss                                     (141)            (83)
                                                      --------         -------

Earnings before income taxes and minority interest       4,915           3,970

Provision for income taxes                              (1,819)         (1,547)
                                                      --------         -------

Earnings before minority interest                        3,096           2,423

Minority interest                                           --            (410)
                                                      --------         -------

Net earnings                                          $  3,096         $ 2,013
                                                      ========         =======

Earnings per share (note 5)
  Basic                                               $   0.10         $  0.07
  Diluted                                             $   0.10         $  0.07


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

                                                    Three months ended March 31,
                                                         2000            1999
                                                       --------        --------

Cash provided by (used in) :

Operating Activities
Net earnings                                           $  3,096        $  2,013
Items not involving cash:
 Depreciation and amortization                            6,444           5,662
 Deferred income taxes                                    1,703             600
 (Gain) loss from equity accounted investees                 (2)            118
 Minority interest                                           --             410
 Other                                                       --             (19)
Change in net investment in leases                       (6,921)         (1,306)
Change in deferred revenue on film production               139           1,942
Changes in non-cash operating assets and liabilities    (39,464)        (12,430)
                                                       --------        --------

Net cash used in operating activities                   (35,005)         (3,010)
                                                       --------        --------

Investing Activities
Decrease in marketable securities                        33,263          24,813
Increase in film assets                                  (4,067)         (4,112)
Purchase of capital assets                               (9,532)         (5,347)
Increase in other assets                                 (1,689)         (1,600)
                                                       --------        --------

Net cash provided by investing activities                17,975          13,754
                                                       --------        --------

Financing Activities
Common shares issued                                        191           1,131
Class C preferred shares dividends paid                      --            (365)
                                                       --------        --------

Net cash provided by financing activities                   191             766
                                                       --------        --------

Effect of exchange rate changes on cash                     (19)            (50)
                                                       --------        --------

(Decrease) increase in cash and cash equivalents
     during the period                                  (16,858)         11,460

Cash and cash equivalents, beginning of period           34,573         143,566
                                                       --------        --------

Cash and cash equivalents, end of period               $ 17,715        $155,026
                                                       ========        ========


         (See accompanying notes to the condensed consolidated financial statements on pages 7 to 10.)

                               IMAX CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       In accordance with U.S. Generally Accepted Accounting Principles
    (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
           For the Three Month Periods Ended March 31, 2000 and 1999
                                  (unaudited)



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

     These financial statements should be read in conjunction with the Company's most recent annual report on Form 10-K for the year ended December 31, 1999 which should be consulted for a summary of the significant accounting policies utilized by the Company.

2.   Inventories and Systems Under Construction:


                                                       March 31,   December 31,
                                                         2000          1999
                                                       --------      --------

     Raw materials                                      $17,904       $16,831
     Work-in-process                                     13,154        11,974
     Finished goods                                       4,050         2,336
                                                        -------       -------
                                                        $35,108       $31,141
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

     To fund a portion of its Canadian dollar costs in 2000, the Company had entered into forward exchange contracts as at March 31, 2000 to hedge the conversion of $21.0 million of its cash flow into Canadian dollars at an average exchange rate of Canadian $1.47 per U.S. dollar.

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

     These hedging contracts are expected to be held to maturity; however, if they were terminated on March 31, 2000, the Company would have realized a gain of approximately $0.6 million based on the then prevailing exchange rates.

                               IMAX CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
       In accordance with U.S. Generally Accepted Accounting Principles
    (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
           For the Three Month Periods Ended March 31, 2000 and 1999
                                  (unaudited)

(3)  Financial Instruments - (continued)

     The Company entered into an interest rate swap transaction in May 1999 for a term commencing June 1, 1999 and terminating on December 1, 2002. The Company has agreed to pay a floating rate of LIBOR plus 1.49% to June 1, 2000 and LIBOR plus 2.09% for the remainder of the term and the counterparty has agreed to pay a fixed rate of 7.875% on notional principal of $65 million. The floating rate is revised every 1st of December, March, June and September. The counterparty may cancel the remaining payments on the swap transaction prior to May 31, 2000 with no early termination cost to either party. The Company adjusts interest expense over each three-month period for the net amount it is to receive from or pay to the counterparty. The interest rate swap is expected to be held to maturity; however, if it were terminated on March 31, 2000, the Company would have realized a loss of approximately $2.2 million based on the then prevailing interest rates.

4.   Contingencies

(a) In April 1994, Compagnie France Film Inc. filed a claim against the Company in the Superior Court in the District of Montreal, in the Province of Quebec, alleging breach of contract and bad faith in respect of an agreement which the plaintiff claims it entered into with the Company for the establishment of an IMAX theater in Quebec City, Quebec, Canada. The plaintiffs claimed damages of Canadian $4.6 million, together with expenses and pre-judgment interest. Compagnie France Film had also incorporated a shell company, 3101-8450 Quebec Inc. ("3101"). 3101 was sued in an unrelated action to which the Company was not a party and, in February 1996, was found liable to pay damages in the amount of Canadian $2.5 million. Subsequent to that judgment 3101 intervened in the lawsuit between Compagnie France Film and the Company in order to claim such amount from the Company. In a decision rendered in April 1998, the Court dismissed the plaintiffs' claims with costs. In May 1998, Compagnie France Film Inc. and 3101 both filed appeals to the Quebec Court of Appeal. The Company believes that it will be successful in responding to these appeals and the ultimate loss, if any, will not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of this litigation.

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

                               IMAX CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
       In accordance with U.S. Generally Accepted Accounting Principles
    (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
           For the Three Month Periods Ended March 31, 2000 and 1999
                                  (unaudited)

(c) In April 2000, Themax Inc., a 33% owned subsidiary of the Company, and certain of its shareholders (collectively "Themax") filed a claim against the Company in the Superior Court in the District of Longueuil, in the Province of Quebec, alleging breach of contract in respect of the IMAX(R) System Lease Agreement between Imax Ltd. and Themax dated February 5, 1996 as well as a claim for damages suffered as a result of Imax Ltd.'s alleged failure to adequately manage the Brossard Theatre during its tenure as manager. Themax claimed damages representing a return of the original investment by Themax as well as lost profits and costs. The Company believes that the allegations are entirely without merit and has and will accordingly defend the matter vigorously. The Company believes that the amount of loss, if any, suffered in connection with this lawsuit would not have a material impact on the financial position or results of operations of the Company.

(d) In December 1999, John Q. Hammons ("Hammons") filed a claim against the Company in the United States District Court for the Southern District of Iowa Central Division, alleging breach of contract in respect of the parties' agreement, as well as a claim for alleged tortious interference with contract in connection with Hammons' alleged attempts to assign certain of its rights under the agreement to a third party. Hammons claimed damages including lost profits and costs. The Company believes that the allegations made by Hammons are without merit and has and will accordingly defend the matter vigorously. The Company believes that the amount of loss, if any, suffered in connection with this lawsuit would not have a material impact on the financial position or results of operations of the Company.

(e) In addition to the litigation described above, the Company is currently involved in other litigation which, in the opinion of the Company's management, will not materially affect the Company's financial position or future operating results, although no assurance can be given with respect to the ultimate outcome for any such litigation.

5.   Earnings Per Share

     Reconciliations of the numerators and denominators of the basic and diluted per-share computations are as follows:

                                                              Three months ended March 31,
                                                                  2000           1999
                                                                --------       --------
Net earnings available to common shareholders:                   $ 3,096        $ 2,013
                                                                 =======        =======
Weighted average number of common shares (000's):

Issued and outstanding at beginning of period                     29,758         29,478
Weighted average shares issued in the period                          16             89
                                                                 -------        -------
Weighted average used in computing basic earnings per share       29,774         29,567

Assumed exercise of stock options, net of shares assumed           1,110            910
 acquired under the Treasury Stock Method                        -------        -------

Weighted average used in computing diluted earnings per share     30,884         30,477
                                                                 =======        =======

     Common shares potentially issuable pursuant to the Convertible Subordinated Notes would have an antidilutive effect on earnings per share and have not been included in the above computations.

                               IMAX CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
       In accordance with U.S. Generally Accepted Accounting Principles
    (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
           For the Three Month Periods Ended March 31, 2000 and 1999
                                  (unaudited)

6.   Comprehensive income

     Comprehensive income amounted to $4,411 in the three months ended March 31, 2000.

7.   Segmented Information

     The Company has four reportable segments: IMAX systems, Films, Other and, commencing in 2000, Digital projection systems, following the acquisition of DPI on September 3, 1999.

     There has been no change in the basis of measurement of segment profit or loss from the Company's most recent annual report on Form 10-K for the year ended December 31, 1999. Intersegment transactions are not significant.


                                                 Three months ended March 31,
                                                     2000            1999
                                                   --------        --------
Revenue
 IMAX systems                                       $26,998         $22,420
 Digital projection systems                          12,916              --
 Films                                               10,459           8,622
 Other                                                6,077           5,701
                                                    -------         -------
 Total consolidated revenues                        $56,450         $36,743
                                                    =======         =======

Earnings (loss) from operations
 IMAX systems                                       $12,598         $10,733
 Digital projection systems                             265              --
 Films                                                 (380)             51
 Other                                                  576             174
 Corporate overhead                                  (4,010)         (3,483)
                                                    -------         -------
 Consolidated earnings from operations              $ 9,049         $ 7,475
                                                    =======         =======

                                 IMAX CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Theater Signings and Backlog

During the first quarter of 2000, the Company signed contracts for nine IMAX theater systems valued at $27.1 million, compared to the $32.5 million value of the 11 third-party contracts signed in the first quarter of 1999. The majority of theater signings for the first quarter of 2000 were for commercial and international locations. The Company's sales backlog was $198.7 million at March 31, 2000, a 3% increase from $192.5 million at December 31, 1999.

The Company's sales backlog at March 31, 2000 represents contracts for 79 theater systems, including seven theater systems which will be located at theaters in which the Company will have an equity interest. The Company's sales backlog will vary from quarter to quarter depending on the signing of new systems which adds to backlog and the delivery of systems which reduces backlog. Sales backlog represents the minimum revenues under signed system sale and lease agreements that will be recognized as revenue as the associated theater systems are delivered. The minimum revenue comprises the upfront fees plus the present value of the minimum royalties due under sales-type lease agreements for the first 10 years of the initial lease term. The value of sales backlog does not include revenues from theaters in which the Company has an equity interest, letters of intent or long-term conditional theater commitments.

Three months ended March 31, 2000 versus three months ended March 31, 1999

The Company reported net earnings of $3.1 million or $0.10 per share on a diluted basis for the first quarter of 2000 compared to $2.0 million or $0.7 per share on a diluted basis for the first quarter of 1999.

The Company recorded revenues for the first quarter of 2000 of $56.5 million compared to $36.7 million recorded in the corresponding quarter last year, an increase of 54%.

Systems revenue, which includes revenue from theater system sales and leases, royalties and maintenance fees, increased approximately 20% to $27.0 million in the first quarter of 2000 from $22.4 million in the same quarter last year. The Company delivered seven theater systems in the first quarter of 2000 compared to six theater systems in the first quarter of 1999. Recurring revenues from royalties and maintenance fees increased 14% and 22% respectively in the first quarter of 2000 over the corresponding period last year as a result of growth in the IMAX theater network.

The Company's revenue from the sale of digital projection systems amounted to $12.9 million in the first quarter of 2000, (nil in the corresponding quarter last year) following the acquisition of 100% of Digital Projection International "DPI" on September 3, 1999.

Film revenue comprises revenue recognized from film production, film distribution and film post-production activities. Film revenue increased 21% to $10.5 million in the first quarter of 2000 from $8.6 million in the same quarter last year primarily as a result of an increase in film post-production revenue of 41%.

Other revenues increased 7% in the first quarter of 2000 to $6.1 million from $5.7 million in the prior year quarter. Declines in Ridefilm revenues were more than offset by increases in revenues from the Company's owned and operated theaters, resulting from an increase in the number of theatres in operation in the first quarter of 2000 over the first quarter of 1999 and the positive impact of Fantasia 2000: The IMAX Experience on theatre box office revenues.

                                 IMAX CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd)

Three months ended March 31, 2000 versus three months ended March 31, 1999 (cont'd)

Gross margin for the first quarter of 2000 was $23.2 million compared to $16.5 million in the corresponding quarter last year, an increase of 40%. Gross margin was approximately 41% of total revenue in the first quarter of 2000 compared to approximately 45% of total revenue in the same quarter of 1999. The decline in gross margin as a percentage of revenues was due mainly to the higher proportion of revenues other than IMAX systems revenue (which have lower margins than systems revenues).

Selling, general and administrative expenses were $11.5 million in the first quarter of 2000 compared to $8.0 million in the corresponding quarter last year. The increase resulted mainly from the inclusion of selling general and administrative costs of DPI acquired in September, 1999, and an increase in general corporate costs.

Research and development expenses were $1.6 million in the first quarter of 2000 compared to $0.5 million in the same period last year. The higher level of expenses in 2000 reflects the inclusion of research and development costs of DPI and increased activity in digital technologies.

Interest income decreased from $2.4 million in the first quarter of 1999 to $1.5 million in the first quarter of 2000 due to a decline in the average balance of cash and cash equivalents held.

The effective tax rate on earnings before taxes differs from the statutory tax rate and will vary from quarter to quarter primarily as a result of the amortization of goodwill, which is not deductible for tax purposes, and the provision of income taxes at different tax rates in foreign and other provincial jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company's principal source of liquidity included cash and cash equivalents of $17.7 million, trade accounts receivable of $50.3 million, net investment in leases due within one year of $37.1 million, marketable securities of $55.8 million, and the amounts receivable under contracts in backlog which are not yet reflected on the balance sheet. The Company also has unused lines of credit under a working capital facility of $1.6 million.

The 7.875% Senior Notes due December 1, 2005 are subject to redemption by the Company, in whole or in part, at any time on or after December 1, 2002 at redemption prices expressed as percentages of the principal amount for each 12-month period commencing December 1 of the years indicated: 2002 - 103.938%; 2003
- 101.969%; 2004 and thereafter - 100.000% together with interest accrued thereon to the redemption date and are subject to redemption by the Company prior to December 1, 2002 at a redemption price equal to 100% of the principal amount plus a "make whole premium". If certain changes result in the imposition of withholding taxes under Canadian law, the Senior Notes may be redeemed by the Company at a redemption price equal to 100% of the principal amount plus accrued interest to the date of redemption. In the event of a change in control, holders of the Senior Notes may require the Company to repurchase all or part of the Senior Notes at a price equal to 101% of the principal amount plus accrued interest to the date of repurchase.

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

In the first quarter of 2000, cash used in operating activities amounted to $35.0 million after the payment of $32.1 million of income taxes and working capital requirements. The income tax payment in the first quarter of 2000 was due mainly to the impact of the reorganization of the Company's lines of business, most notably the transfer of its lease portfolio to Imax Ltd., a 100% owned subsidiary of the Company. Working capital requirements included an increase of $7.7 million in accounts receivable due mainly to increases in upfronts billed and increased sales volumes, particularly at DPI and an increase of $3.8 million in inventory due mainly to an increase in digital projection inventory at DPI and an increase in raw materials for IMAX systems.

Cash provided by investing activities in the first quarter of 2000 included a decrease in marketable securities of $33.3 million, partially offset by an increase in film assets of $4.1 million, primarily related to the Company's film, Cyberworld and expenditures totaling $9.5 million on capital assets, principally office premises dedicated to film post-production and distribution and wholly-owned theaters.

During the first quarter of 2000, cash provided by financing activities included $0.2 million of proceeds from common shares issued under the Company's stock option plan.

The Company believes that cash flows from operations together with existing cash and marketable securities balances and the working capital facility will continue to be sufficient to meet cash requirements in the foreseeable future.

Item 2.  Quantitative and Qualitative Factors about Market Risk

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

A substantial portion of the Company's cash equivalents earn interest at short-term floating rates while all of its long -term debt incurs interest at long-term fixed rates. The Company entered into an interest rate swap for the notional amount of $65 million to partially hedge this exposure.

The following table provides information about the Company's foreign exchange and interest rate swap contracts at March 31, 2000. The fair value represents the amount the Company would receive or pay to terminate the contracts at March 31, 2000.

                                  March 31,
                                    2000       2001       2002     2003    2004   Thereafter   Total   Fair Value
                                   ------     ------     ------   ------  ------ ------------ ------- -----------
                                                         (in thousands of U.S. dollars)
Foreign currency exchange
  Contracts
(Receive Canadian $, pay U.S. $)   $21,000          -          -        -       -           -  $21,000    $    240
Average contractual exchange
rate per one U.S. dollar             1.47          -          -        -       -           -     1.47
(Pay Yen, receive U.S. $)         $   311    $   318   $    174   $  179  $  137           -  $ 1,119        ($74)
Average contractual exchange
 rate per one U.S. dollar           97.85      97.85      97.85    97.85   97.85           -    97.85
(Pay FF, receive U.S. $)          $   410    $   423   $    435   $  448  $  462       $ 476  $ 2,654    $    460
Average contractual exchange
  rate per one U.S. dollar           5.07       5.07       5.07     5.07    5.07        5.07     5.07

Interest rate swap
  Fixed to floating               $65,000    $65,000   $65,0001        -       -           -  $65,000     ($2,184)
  Average pay rate               L*+ 1.95%  L*+ 2.09%  L*+ 2.09%
  Receive rate                      7.875%     7.875%     7.875%

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

  In April 2000, Themax Inc., a 33% owned subsidiary of the Company, and certain of its shareholders (collectively "Themax") filed a claim against the Company in the Superior Court in the District of Longueuil, in the Province of Quebec, alleging breach of contract in respect of the IMAX(R) System Lease Agreement between Imax Ltd. and Themax dated February 5, 1996 as well as a claim for damages suffered as a result of Imax Ltd.'s alleged failure to adequately manage the Brossard Theatre during its tenure as manager. Themax claimed damages representing a return of the original investment by Themax as well as lost profits and costs. The Company believes that the allegations are entirely without merit and has and will accordingly defend the matter vigorously. The Company believes that the amount of loss, if any, suffered in connection with this lawsuit would not have a material impact on the financial position or results of operations of the Company.

  In December 1999, John Q. Hammons ("Hammons") filed a claim against the Company in the United States District Court for the Southern District of Iowa Central Division, alleging breach of contract in respect of the parties' agreement, as well as a claim for alleged tortious interference with contract in connection with Hammons' alleged attempts to assign certain of its rights under the agreement to a third party. Hammons claimed damages including lost profits and costs. The Company believes that the allegations made by Hammons are without merit and has and will accordingly defend the matter vigorously. The Company believes that the amount of loss, if any, suffered in connection with this lawsuit would not have a material impact on the financial position or results of operations of the Company.

  In addition to the litigation described above, the Company is currently involved in other litigation which, in the opinion of the Company's management, will not materially affect the Company's financial position or future operating results, although no assurance can be given with respect to the ultimate outcome for any such litigation.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

*21      (Amended) subsidiaries of Imax Corporation as at December 31, 1999.

* Filed herewith


(b)      Reports on Form 8-K

         There were no reports filed on Form 8-K in the three-month period ended March 31, 2000.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         IMAX CORPORATION



Date:  May 11, 2000                      By: /S/ John M. Davison
-------------------                          ----------------------------
                                             John M. Davison
                                             President, Chief Operating Officer
                                             and Chief Financial Officer
                                             (Principal Financial Officer)



                                         By: /S/  Mark J. Thornley
                                             ----------------------------
                                             Mark J. Thornley
                                             Senior Vice President, Finance
                                             (Principal Accounting Officer)