Form 10-Q
period 2000-06-30
IMAX CORP
filed 2000-08-14
CIK 921582

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                                 -------------

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
                                                             --------------


                                      NONE
        -------------------------------------------------------------
        (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       -   -

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                           Outstanding as of July 31, 2000
-----------------------------------------       -------------------------------
Common stock, no par value                                  29,830,056

                                IMAX CORPORATION

                                      INDEX



                                                                          Page
                                                                          ----

PART I.            FINANCIAL INFORMATION

     Item 1.       Financial Statements                                     3

     Item 2.       Management's Discussion and Analysis of
                   Financial Condition and Results of Operations           12

     Item 3.       Quantitative and Qualitative Factors about Market Risk  16


PART II.           OTHER INFORMATION

     Item 1.       Legal Proceedings                                       18

     Item 4.       Submission of Matters to a Vote of Security Holders     19

     Item 6.       Exhibits and Reports on Form 8-K                        19

     Signatures                                                            20


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

                                IMAX CORPORATION


                                                                        Page
                                                                        ----
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements


          The following condensed consolidated financial statements are filed as part of this Report:


          Condensed Consolidated Balance Sheets as at June 30, 2000
          and December 31, 1999                                            4

          Condensed Consolidated Statements of Operations for the three and six
          month periods ended June 30, 2000 and 1999                       5

          Condensed Consolidated Statements of Cash Flow
          for the six month periods ended June 30, 2000 and 1999           6

          Notes to Condensed Consolidated Financial Statements             7

                                 IMAX CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
        In accordance with U.S. Generally Accepted Accounting Principles
                         (in thousands of U.S. dollars)
                                  (unaudited)

                                                      June 30,   December 31,
                                                        2000        1999
                                                      --------    --------
Assets
Current assets
  Cash and cash equivalents                            $30,325    $34,573
  Short-term marketable securities                      14,615     49,159
  Accounts receivable                                   55,402     42,619
  Current portion of net investment in leases           34,635     33,918
  Inventories and systems under construction (note 2)   39,948     31,141
  Prepaid expenses                                       4,503      2,621
                                                       -------    -------
     Total current assets                              179,428    194,031

Long-term marketable securities                          3,358     39,873
Net investment in leases                               111,377    103,087
Film assets                                             42,772     38,453
Capital assets                                          80,962     66,897
Goodwill                                                61,153     62,751
Other assets                                            29,887     28,232
Deferred income taxes                                    2,996      4,913
                                                       -------    -------
     Total assets                                      $511,933   $538,237
                                                       ========   ========

Liabilities
Current liabilities
  Accounts payable                                     $19,778    $18,361
  Accrued liabilities                                   31,675     34,910
  Current portion of deferred revenue                   21,694     17,284
  Income taxes payable                                     343     33,755
                                                       -------    -------
     Total current liabilities                          73,490    104,310

Deferred revenue                                        21,767     22,862
Senior notes                                           200,000    200,000
Convertible subordinated notes                         100,000    100,000
                                                       -------    -------
     Total liabilities                                 395,257    427,172
Commitments and contingencies (notes 3 and 4)

Shareholders' equity
Capital stock                                           57,855     57,471
Retained earnings                                       60,745     54,669
Accumulated comprehensive items (note 5)                (1,924)    (1,075)
                                                       -------    -------

     Total shareholders' equity                        116,676    111,065
                                                       -------    -------

     Total liabilities and shareholders' equity        $511,933   $538,237
                                                       ========   ========



 (See accompanying notes to the condensed consolidated financial statements on pages 7 to 12)

                                IMAX CORPORATION
                CONDENSED CONSOLIDATED  STATEMENTS OF OPERATIONS
        In accordance with U.S. Generally Accepted Accounting Principles
            (in thousands of U.S. dollars, except per share amounts)
                                  (unaudited)


                                                           Three months ended June 30,          Six months ended June 30,
                                                                   2000              1999              2000              1999
                                                                -------           -------          --------          --------
Revenue
IMAX systems                                                    $31,253           $18,889          $ 58,251          $ 41,309
Digital projection systems                                       11,297                --            24,213                --
Films                                                            10,336            10,444            20,795            19,066
Other                                                             4,589             4,925            10,666            10,626
                                                                -------           -------          --------          --------
                                                                 57,475            34,258           113,925            71,001

Costs and expenses                                               31,822            18,544            65,100            38,757
                                                                -------           -------          --------          --------

Gross margin                                                     25,653            15,714            48,825            32,244

Loss from equity-accounted investees                                372                44               370               162
Selling, general and administrative expenses                     12,807             8,269            24,333            16,258
Research and development                                          2,014               812             3,606             1,287
Amortization of intangibles                                       1,036               472             2,045               945
                                                                -------           -------          --------          --------

Earnings from operations                                          9,424             6,117            18,471            13,592

Interest income                                                     870             2,858             2,412             5,269
Interest expense                                                 (5,122)           (5,181)          (10,657)          (11,014)
Foreign exchange gain (loss)                                       (512)              296              (653)              213
                                                                -------           -------          --------          --------

Earnings before income taxes and minority interest                4,660             4,090             9,573             8,060

Provision for income taxes                                       (1,678)           (1,597)           (3,497)           (3,144)
                                                                -------           -------          --------          --------

Earnings before minority interest                                 2,982             2,493             6,076             4,916

Minority interest                                                    --              (297)               --              (707)
                                                                -------           -------          --------          --------

Net earnings                                                    $ 2,982           $ 2,196          $  6,076          $  4,209
                                                                =======           =======          ========          ========

Earnings per share (note 6)
 Basic                                                            $0.10             $0.07             $0.20             $0.14
 Diluted                                                          $0.10             $0.07             $0.20             $0.14



 (See accompanying notes to the condensed consolidated financial statements on pages 7 to 12)

                                IMAX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
        In accordance with U.S. Generally Accepted Accounting Principles
                         (in thousands of U.S. dollars)
                                  (unaudited)


                                                       Six months ended June 30,
                                                            2000         1999
                                                          --------     --------
Cash provided by (used in):

Operating Activities
Net earnings                                               $  6,076    $  4,209
Items not involving cash:
 Depreciation and amortization                               14,048      11,193
 Deferred income taxes                                        2,102        (592)
 Loss from equity accounted investees                           370         162
 Minority interest                                             --           707
 Other                                                         --          (199)
Change in net investment in leases                           (9,947)     (2,339)
Change in deferred revenue on film production                   283       1,945
Changes in non-cash operating assets and liabilities        (56,083)    (17,547)
                                                           --------    --------

Net cash used in operating activities                       (43,151)     (2,461)
                                                           --------    --------

Investing Activities
Decrease in marketable securities                            71,059      15,757
Increase in film assets                                     (10,894)     (8,088)
Purchase of capital assets                                  (17,429)    (12,381)
Increase in other assets                                     (3,710)     (1,993)
                                                           --------    --------

Net cash provided by (used in) investing activities          39,026      (6,705)
                                                           --------    --------

Financing Activities
Class C preferred shares dividends paid                        --          (365)
Common shares issued                                            384       1,310
                                                           --------    --------

Net cash provided by financing activities                       384         945
                                                           --------    --------

Effect of exchange rate changes on cash                        (507)         60
                                                           --------    --------

Decrease in cash and cash equivalents during the period      (4,248)     (8,161)

Cash and cash equivalents, beginning of period               34,573     143,566
                                                           --------    --------

Cash and cash equivalents, end of period                   $ 30,325    $135,405
                                                           ========    ========



 (See accompanying notes to the condensed consolidated financial statements on pages 7 to 12)

                                IMAX CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
        In accordance with U.S. Generally Accepted Accounting Principles
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
             For the Six Month Periods Ended June 30, 2000 and 1999
                                  (unaudited)

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

2.   Inventories and Systems Under Construction

                                                     June 30,    December 31,
                                                       2000         1999
                                                      ------       ------

     Raw materials                                    $22,082       $16,831
     Work-in-process                                   12,094        11,974
     Finished goods                                     5,773         2,336
                                                      -------       -------
                                                      $39,948       $31,141
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

     To fund Canadian dollar costs in 2000 and 2001, the Company had entered into forward exchange contracts as at June 30, 2000 to hedge the conversion of $32.4 million of its cash flow into Canadian dollars at an average exchange rate of Canadian $1.47 per U.S. dollar

     To fund Pound Sterling costs in 2000, the Company entered into forward exchange contracts as at June 30, 2000 to hedge the conversion of $0.9 million of its cash flow into Pound Sterling at an average exchange rate of (Pounds)0.67 per U.S. dollar.

     To fund German Marks costs in 2000, the Company entered into forward exchange contracts as at June 30, 2000 to hedge the conversion of $0.3 million of its cash flow into German Marks at an average exchange rate of DM 0.50 per U.S. dollar.

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

                                IMAX CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
        In accordance with U.S. Generally Accepted Accounting Principles
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
             For the Six Month Periods Ended June 30, 2000 and 1999
                                  (unaudited)

3.   Financial Instruments (cont'd)

     These hedging contracts are expected to be held to maturity; however, if they were terminated on June 30, 2000, the Company would have realized a gain of approximately $0.4 million based on the then prevailing exchange rates.

     The Company entered into an interest rate swap transaction in May 1999 for a term commencing June 1, 1999 and terminating on December 1, 2002. The Company has agreed to pay a floating rate of LIBOR plus 1.49% to June 1, 2000 and LIBOR plus 2.09% for the remainder of the term and the counterparty has agreed to pay a fixed rate of 7.875% on notional principal of $65 million. The floating rate is revised every 1st of December, March, June and September. The Company adjusts interest expense over each three-month period for the net amount it receives from or pays to the counterparty. The interest rate swap is expected to be held to maturity; however, if it were terminated by the Company on June 30, 2000, the Company would have realized a loss of approximately $2.2 million based on the then prevailing interest rates.

4.   Contingencies and Measurement Uncertainty

(a) In April 1994, Compagnie France Film Inc. filed a claim against the Company in the Superior Court in the District of Montreal, in the Province of Quebec, alleging breach of contract and bad faith in respect of an agreement which the plaintiff claims it entered into with the Company for the establishment of an IMAX theater in Quebec City, Quebec, Canada. The plaintiffs claimed damages of Canadian $4.6 million, together with expenses and pre-judgment interest. Compagnie France Film had also incorporated a shell company, 3101-8450 Quebec Inc. ("3101"). 3101 was sued in an unrelated action to which the Company was not a party and, in February 1996, was found liable to pay damages in the amount of Canadian $2.5 million. Subsequent to that judgment 3101 intervened in the lawsuit between Compagnie France Film and the Company in order to claim such amount from the Company. In a decision rendered in April 1998, the Court dismissed the plaintiffs' claims with costs. In May 1998, Compagnie France Film Inc. and 3101 both filed appeals to the Quebec Court of Appeal. The Company believes that it will be successful in responding to these appeals and the amount of ultimate loss, if any, would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of this litigation.

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

     The Company believes that the amount of loss, if any, suffered in connection with this proceeding would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of this matter.

                                IMAX CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
        In accordance with U.S. Generally Accepted Accounting Principles
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
             For the Six Month Periods Ended June 30, 2000 and 1999
                                  (unaudited)

4.   Contingencies and Measurement Uncertainty - (cont'd)

(c) In April 2000, Themax Inc., a 33% owned investee of the Company, and certain of its shareholders (collectively "Themax") filed a claim against the Company in the Superior Court in the District of Longueuil, in the Province of Quebec, alleging breach of contract in respect of the IMAX(R) System Lease agreement between Imax Ltd. and Themax dated February 5, 1996 as well as a claim for damages suffered as a result of Imax Ltd.'s alleged failure to adequately manage the Brossard Theatre during its tenure as manager. Themax claimed damages representing a return of the original investment by Themax as well as lost profits and costs. The Company believes that the allegations are entirely without merit and has and will accordingly defend the matter vigorously. The Company believes that the amount of loss, if any, suffered in connection with this lawsuit would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome for any such litigation.

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

(e) In June 2000, a complaint was filed against the Company and a third party by Mandalay Resort Group f/k/a Circus Circus Enterprises, Inc., alleging breach of contract and express warranty, fraud and misrepresentation in connection with the installation of certain motion simulation bases in Nevada. The complaint alleges damages in excess of $30,000. The Company believes that the allegations brought against it in this complaint are meritless and will accordingly defend the matter vigorously. The Company further believes that the amount of loss, if any, suffered in connection with this lawsuit would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome for any such litigation.

(f) In addition to the litigation described above, the Company is currently involved in other litigation which, in the opinion of the Company's management, will not materially affect the Company's financial position or future operating results, although no assurance can be given with respect to the ultimate outcome for any such litigation.

(g) On May 31, 2000, Cinema Plus, a client of the Company based in Australia, voluntarily allowed for the appointment of an administrator to restructure its financing and liquidity under the protection of Australian bankruptcy laws, at which point claims of all creditors and lessors of Cinema Plus were frozen. On August 1, 2000, the administrator held a meeting with creditors and Cinema Plus was placed into liquidation. Cinema Plus held nine system leases with the Company and, as of June 30, 2000, the Company's balance sheet reflected a total of $10.8 million receivable under these leases. Under the terms of the leases, the Company has the right to the return of the systems plus all amounts due under the full term of the contracts upon default. The Company is currently in negotiations with the administrator and related parties for the settlement of amounts due. On July 25, 2000 the Company announced that it had signed a conditional agreement with MTM Entertainment Trust to lease and operate four IMAX theaters previously operated by Cinema Plus in Sydney, Melbourne, Adelaide and Brisbane. While the final exposure to the Company from the bankruptcy of Cinema Plus cannot be determined with any degree of certainty at present, the Company estimates the potential shortfall between the value of the eventual settlement of amounts owed and the June 30, 2000 carrying value of the receivable to be in the range of nil to $3.4 million.

                                IMAX CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
        In accordance with U.S. Generally Accepted Accounting Principles
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
             For the Six Month Periods Ended June 30, 2000 and 1999
                                  (unaudited)

5.   Comprehensive Income

     Comprehensive income amounted to $816,000 in the three months ended June 30, 2000 and $5,227,000 in the six months ended June 30, 2000.


6.   Earnings Per Share

     Reconciliations of the numerators and denominators of the basic and diluted per-share computations are as follows:

                                                                  Three months ended June 30,  Six months ended June 30,
                                                                        2000          1999          2000         1999
                                                                     -------       -------       -------      -------

     Net earnings available to common shareholders:                  $ 2,982       $ 2,196       $ 6,076      $ 4,209
                                                                     =======       =======       =======      =======

     Weighted average number of common shares (000's):

     Issued and outstanding at beginning of period                     29,780        29,587        29,758       29,478
     Weighted average shares issued in the period                           7             8            22          103
                                                                      -------       -------       -------      -------
     Weighted average used in computing basic                          29,787        29,595        29,780       29,581
      earnings per share

     Assumed exercise of stock options, net of shares                     863           798           987          854
      assumed acquired under the Treasury Stock
      Method
     Assumed conversion of Convertible Subordinated                        --            --            --           --
      Notes                                                           -------       -------       -------      -------

     Weighted average used in computing diluted                        30,650        30,393        30,767       30,435
      earnings per share                                              =======       =======       =======      =======


     Common shares potentially issuable pursuant to the Convertible Subordinated Notes were excluded from the computations in the three and six months ended June 30, 2000 as they would have had an antidilutive effect on earnings per share.

                               IMAX CORPORATION

7.   Segmented Information

     The Company has four reportable segments : IMAX systems, Films, Other and, commencing in 2000, Digital projection systems, following the acquisition of Digital Projection International "DPI" on September 3, 1999.

     There has been no change in the basis of segmentation or in the basis of measurement of segment profit or loss from the Company's most recent annual report on Form 10-K for the year ended December 31, 1999. Intersegment transactions are not significant.

                                                                Three months ended               Six months ended
                                                                     June 30,                        June 30,
                                                                    2000           1999           2000           1999
                                                              ----------     ----------       --------        -------
     Revenue
        IMAX systems                                          $   31,253     $   18,889       $ 58,251        $41,309
        Digital projection systems                                11,297             --         24,213             --
        Films                                                     10,336         10,444         20,795         19,066
        Other                                                      4,589          4,925         10,666         10,626
                                                              ----------     ----------       --------        -------
        Total consolidated revenues                           $   57,475     $   34,258       $113,925        $71,001
                                                              ==========     ==========       ========        =======

     Earnings (loss) from operations
        IMAX systems                                             $16,570        $10,330        $29,713        $21,063
        Digital projection systems                                  (144)            --            121             --
        Films                                                     (1,767)          (532)        (2,149)          (481)
        Other                                                       (675)          (293)          (104)          (119)
        Corporate overhead                                        (4,560)        (3,388)        (8,570)        (6,871)
                                                                 -------        -------        -------        -------
        Consolidated earnings from operations                    $ 9,424         $ 6,117       $18,471        $13,592
                                                                 =======         =======       =======        =======


8.  Impact of Recently Issued Accounting Pronoucements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivatives Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which deferred the required date of adoption of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. This standard is applicable for the Company's 2001 fiscal year and currently its impact, if any, has not been determined.

     In December 1999, the United States Securities and Exchange Commission issued Staff Accounting Bulletin Number 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 is applicable to the Company's fiscal 2000 year. The effects of applying SAB 101 to the Company have not yet been determined.

     In March 2000, the FASB issued Interpretation No.44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB Opinion No. 25. The Interpretation is intended to clarify certain problems that have arisen in practice since the issuance of APB 25. The Interpretation provides a great deal of guidance, some of which is a significant departure from current practice. The Interpretation generally provides for prospective application for grants or modifications to existing stock options or awards made after June 30, 2000 and is effective July 1, 2000. Its impact, if any, has not been determined.

                                IMAX CORPORATION

     In June 2000, the American Institute of Certified Public Accountants issued Statement of Position 00-2 "Accounting by Producers or Distributors of Films" ("SOP 00-2"), which is effective for the Company's 2001 fiscal year. SOP 00-2 establishes new accounting standards for producers and distributors of films, including changes to existing revenue recognition criteria, a more restrictive definition of the components of revenue projections used for amortization and valuation purposes for Investments in Films and Television Programs, and accounting for promotional, advertising, development and overhead costs. Among other changes, SOP 00-2 requires that promotional and advertising costs for Films and Television Programs be expensed as incurred. The Company is in the process of evaluating the impact of SOP 00-2 on its consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Theater Signings and Backlog

During the second quarter of 2000, the Company signed contracts for 6 IMAX theater systems valued at $18.0 million. All of the theater signings for the second quarter of 2000 were for commercial locations and three were for international locations. For the six months ended June 30, 2000, the Company signed contracts for 15 theater systems valued at $45.1 million. As a result of these theater signings, the Company's sales backlog was $194.8 million at June 30, 2000, a 2% decrease from $198.7 million at March 31, 2000 and a 1% increase from $192.5 million at December 31, 1999.

The Company's sales backlog at June 30, 2000 represented contracts for 76 theater systems, including 4 systems which will be located at theaters in which the Company will have an equity interest. The Company's sales backlog will vary from quarter to quarter depending on the signing of new systems which adds to backlog and the delivery of systems which reduces backlog. Sales backlog represents the minimum revenues under signed system sale and lease agreements that will be recognized as revenue as the associated theater systems are delivered. The minimum revenue comprises the upfront fees plus the present value of the minimum royalties due under sales-type lease agreements. The value of sales backlog does not include revenues from theaters in which the Company has an equity interest, letters of intent or long-term conditional theater commitments.

Three months ended June 30, 2000 versus three months ended June 30, 1999

The Company reported net earnings of $3.0 million or $0.10 per share on a diluted basis for the second quarter of 2000 compared to $2.2 million or $0.07 per share on a diluted basis for the second quarter of 1999.

The Company's revenues for the second quarter of 2000 increased 68% to $57.5 million from $34.3 million in the corresponding quarter last year due mainly to an increase in systems revenue and the inclusion of revenues from digital projection systems of $11.3 million.

Systems revenue, which includes revenue from theater system sales and leases, royalties and maintenance fees, increased approximately 65% to $31.3 million in the second quarter of 2000 from $18.9 million in the same quarter last year. The Company delivered seven theater systems in the second quarter of 2000 versus four theater systems in the second quarter of 1999. Recurring revenues from royalties and maintenance fees increased approximately 10% in the second quarter over the corresponding period last year as a result of growth in the IMAX theater network.

The Company's revenue from digital projection systems amounted to $11.3 million in the second quarter of 2000, (nil in the corresponding quarter last year) following the acquisition of 100% of DPI on September 3, 1999.

                                IMAX CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three months ended June 30, 2000 versus three months ended June 30, 1999 - (cont'd)

Film revenue comprises revenue recognized from film production, film distribution and film post-production activities. Film revenue decreased 1% to $10.3 million in the second quarter of 2000 from $10.4 million in the same quarter last year as a modest increase in post-production revenue offset a modest decline in film distribution revenue.

Other revenues decreased 7% to $4.6 million in the first quarter in 2000 from $4.9 million in the same quarter last year. Revenues from owned and operated theaters increased in the second quarter compared to the same quarter last year, as increased revenue from company-owned theaters and camera rentals were offset by reduced revenues from its motion simulation business.

Gross margin for the second quarter of 2000 was $25.7 million, or 45% of total revenue, compared to $15.7 million, or 46% of total revenue, in the corresponding quarter last year. The small reduction in gross margin as a percentage of total revenue is due to slightly lower systems margins versus the corresponding quarter of last year, due to the mix of deliveries.

Selling, general and administrative expenses were $12.8 million in the second quarter of 2000 compared to $8.3 million in the corresponding quarter last year. The increase resulted mainly from the inclusion of selling, general and administrative costs of DPI acquired in September 1999, and an increase in general corporate costs.

Research and development expenses were $2.0 million in the second quarter of 2000 compared to $0.8 million in the same period last year. The higher level of expenses in 2000 reflects the inclusion of research and development costs of DPI and increased activity in digital technologies.

Interest income decreased to $0.9 million in the second quarter of 2000 from $2.9 million in the same quarter last year primarily due to a decline in the average balance of cash and cash equivalents held.

Interest expense decreased to $5.1 million in the second quarter of 2000 from $5.2 million in the corresponding quarter last year due mainly to an increase in interest capitalized to assets under construction.

The effective tax rate on earnings before taxes differs from the statutory tax rate and will vary from quarter to quarter primarily as a result of the amortization of goodwill, which is not deductible for tax purposes, and the provision of income taxes at different tax rates in foreign and other provincial jurisdictions.

Six months ended June 30, 2000 versus six months ended June 30, 1999

The Company reported net earnings of $6.1 million or $0.20 per share on a diluted basis for the first half of 2000 compared to $4.2 million or $0.14 per share on a diluted basis for the first half of 1999.

The Company's revenues for the first half of 2000 increased 60% to $113.9 million from $71.0 million in the corresponding period last year primarily as a result of increased systems revenue and the inclusion of revenue from digital projection systems of $24.2 million.

Systems revenue increased approximately 41% to $58.3 million in the first half of 2000 from $41.3 million in the same period last year as the Company recognized revenues on fourteen third-party theater systems compared to ten theater systems in the same period last year. Recurring revenues from both royalties and maintenance fees increased 14% in the first half of 2000 over the prior year period due to growth in the IMAX theater network.

The Company's revenue from digital projection systems amounted to $24.2 million in the first half of 2000, (nil in the corresponding period last year).

Film revenue comprises revenue recognized from film production, film distribution and film post-production activities. Film revenue increased 9% to $20.8 million in the first half of 2000 from $19.1 million in the same period last year due principally to increases in film post-production revenues.

                               IMAX CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd)

Six months ended June 30, 2000 versus six months ended June 30, 1999 (cont'd)

Other revenue increased slightly in the six months ended June 30, 2000 to $10.7 million as compared to $10.6 million in the same period last year. Increased revenues from company-owned theaters and camera rentals offset reduced revenues from its motion simulation business.

Gross margin for the first half of 2000 was $48.8 million or 43% of total revenue, compared to $32.2 million or 45% of total revenue in the corresponding
period last year.   The decline in gross margin as a percentage of total revenue is primarily due to the higher proportion of revenues other than IMAX systems revenues (which generally have a lower margin than systems revenue) in the first half of 2000 compared to the corresponding period in 1999.

Selling, general and administrative expenses were $24.3 million in the first half of 2000 compared to $16.3 million in the first half of 1999. The increase resulted mainly of the inclusion of selling, general and administrative costs of DPI acquired in September 1999, and an increase in general corporate costs.

Research and development expenses were $3.6 million in the first half of 2000 compared to $1.3 million in the first half of 1999. The higher level of expenses in 2000 reflects the inclusion of research and development costs of DPI and increased activities in digital technologies.

Interest income decreased to $2.4 million in the first half of 2000 from $5.3 million in the same period last year primarily due to a decline in the average balance of cash and cash equivalents held.

Interest expense decreased to $10.7 million in the first six months of 2000 from $11.0 million in the first half of 1999 due mainly to an increase in interest capitalized to assets under construction.

The effective tax rate on earnings before taxes differs from the statutory tax rate and will vary from quarter to quarter primarily as a result of the amortization of goodwill, which is not deductible for tax purposes, and the provision of income taxes at different tax rates in foreign and other provincial jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the Company's principal source of liquidity included cash and cash equivalents of $30.3 million, marketable securities totaling $18.0 million, trade accounts receivable of $55.4 million, net investment in leases due within one year of $34.6 million and the amounts receivable under contracts in backlog which are not yet reflected on the balance sheet. The Company also has unused lines of credit under a working capital facility of $5.3 million.

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

Liquidity and Capital Resources - (cont'd)

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

In the first half of 2000, cash used in operating activities amounted to $43.2 million after the payment of $30.0 million of income taxes and working capital requirements. The income tax payment in the first half of 2000 was due mainly to the impact of the reorganization of the Company's lines of business, most notably the transfer of its lease portfolio to Imax Ltd., a 100% owned subsidiary of the Company. Working capital requirements included an increase of $12.7 million in accounts receivable due mainly to increases in upfronts billed and increased sales volumes, particularly at DPI and an increase of $9.3 million in inventory due mainly to an increase in digital projection inventory at DPI due to increased sales volume and an increase in raw materials for IMAX systems.

In the first half of 2000, cash provided by investing activities amounted to $39.0 million and included a decrease in marketable securities of $71.1 million, partially offset by an $10.9 million increase in film assets, primarily related to the company's films, Cyberworld and China:The Panda Experience and a $17.4 million increase in capital assets, principally office premises dedicated to film post-production and distribution and investments in company-owned theaters.

During the first half of 2000, cash provided by financing activities included $0.4 million of proceeds from common shares issued under the Company's stock option plan.

The Company believes that cash flows from operations together with existing cash and marketable securities balances and the working capital facility will continue to be sufficient to meet cash requirements in the foreseeable future.

                               IMAX CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd)

Subsequent Event

On July 13, 2000 the Company announced that consistent with the priority and commitment of its Board of Directors and senior management to realizing enhanced value for all IMAX shareholders, the Company retained Goldman, Sachs & Co. and Wasserstein, Perella & Co. as financial advisors to assist in the evaluation of potential strategic alternatives that may be available to the Company, including the potential sale or merger of the Company. The Company expects to make a further announcement regarding this process later this year.


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

A substantial portion of the Company's cash equivalents earn interest at short-term floating rates while all of its long-term debt incurs interest at long-term fixed rates. The Company entered into an interest rate swap for the notional amounts of $65 million to partially hedge this exposure.

                                IMAX CORPORATION

The following table provides information about the Company's foreign exchange and interest rate swap contracts at June 30, 2000. The fair value represents the amount the Company would receive or pay to terminate the contracts at June 30, 2000.

                                      June 30,
                                        2000       2001       2002     2003    2004  Thereafter   Total     Fair Value
                                      ------    -------   --------   ------  ------  ----------   -----     ----------
                                                             (in thousands of U.S. dollars)
Foreign currency exch. Contracts
(Receive Canadian $, pay US$)        $16,000    $ 6,000         --       --      --          --  $22,000        ($31)
 Average contractual exchange rate      1.47       1.48         --       --      --          --     1.47
per one U.S. dollar

(Receive Pound Sterling (Pounds),    $   900         --         --       --      --          --  $   900    $      7
 pay US$)                               0.67         --         --       --      --          --     0.67
Average contractual exchange rate
per one U.S. dollar

(Pay German Marks, receive U.S. $)   $   300         --         --       --      --          --  $   300         ($4)
Average contractual exchange rate       2.02         --         --       --      --          --     2.02
per one U.S. dollar

(Pay Yen, receive U.S. $)            $   311    $   318   $    174   $  179  $  137          --  $ 1,119        ($29)
Average contractual exchange           97.85      97.85      97.85    97.85   97.85          --    97.85
 rate per one U.S. dollar

(Pay FF, receive U.S. $)             $   410    $   423   $    435   $  448  $  462       $ 476  $ 2,654    $    497
Average contractual exchange            5.07       5.07       5.07     5.07    5.07        5.07     5.07
  rate per one U.S. dollar

Interest rate swap
  Fixed to floating                  $65,000    $65,000   $65,0001                               $65,000     ($2,158)
  Average pay rate                        L*+        L*+        L*+
                                        2.09%      2.09%      2.09%
  Receive rate                         7.875%     7.875%     7.875%

* LIBOR
1  Agreement terminates on December 1, 2002

                                IMAX CORPORATION


PART II    OTHER INFORMATION

Item 1.  Legal Proceedings

(a) In April 1994, Compagnie France Film Inc. filed a claim against the Company in the Superior Court in the District of Montreal, in the Province of Quebec, alleging breach of contract and bad faith in respect of an agreement which the plaintiff claims it entered into with the Company for the establishment of an IMAX theater in Quebec City, Quebec, Canada. The plaintiffs claimed damages of Canadian $4.6 million, together with expenses and pre-judgment interest. Compagnie France Film had also incorporated a shell company, 3101-8450 Quebec Inc. ("3101"). 3101 was sued in an unrelated action to which the Company was not a party and, in February 1996, was found liable to pay damages in the amount of Canadian $2.5 million. Subsequent to that judgment 3101 intervened in the lawsuit between Compagnie France Film and the Company in order to claim such amount from the Company. In a decision rendered in April 1998, the Court dismissed the plaintiffs' claims with costs. In May 1998, Compagnie France Film Inc. and 3101 both filed appeals to the Quebec Court of Appeal. The Company believes that it will be successful in responding to these appeals and the amount of ultimate loss, if any, would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of this litigation.

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

     The Company believes that the amount of loss, if any, suffered in connection with this proceeding would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of this matter.

(c) In April 2000, Themax Inc., a 33% owned investee of the Company, and certain of its shareholders (collectively "Themax") filed a claim against the Company in the Superior Court in the District of Longueuil, in the Province of Quebec, alleging breach of contract in respect of the IMAX(R) System Lease agreement between Imax Ltd. and Themax dated February 5, 1996 as well as a claim for damages suffered as a result of Imax Ltd.'s alleged failure to adequately manage the Brossard Theatre during its tenure as manager. Themax claimed damages representing a return of the original investment by Themax as well as lost profits and costs. The Company believes that the allegations are entirely without merit and has and will accordingly defend the matter vigorously. The Company believes that the amount of loss, if any, suffered in connection with this lawsuit would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome for any such litigation.

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

                               IMAX CORPORATION

(e) In June 2000, a complaint was filed against the Company and a third party by Mandalay Resort Group f/k/a Circus Circus Enterprises, Inc., alleging breach of contract and express warranty, fraud and misrepresentation in connection with the installation of certain motion simulation bases in Nevada. The complaint alleges damages in excess of $30,000. The Company believes that the allegations brought against it in this complaint are meritless and will accordingly defend the matter vigorously. The Company further believes that the amount of loss, if any, suffered in connection with this lawsuit would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome for any such litigation.

(f) In addition to the litigation described above, the Company is currently involved in other litigation which, in the opinion of the Company's management, will not materially affect the Company's financial position or future operating results, although no assurance can be given with respect to the ultimate outcome for any such litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of the Company's shareholders held on June 7, 2000, shareholders represented at the meeting, whether in person or by proxy: (i) elected the Honourable J. Trevor Eyton, G. Edmund King, Sam Reisman and W. Townsend Ziebold as Class I directors of the Company for a term expiring in 2003, (22,790,802 shares voted for and 12,907 shares withheld); (ii) appointed PricewaterhouseCoopers, LLP as auditors of the Company to hold office until the next annual meeting of shareholders at a remuneration to be fixed by the Board of Directors (22,804,369 shares voted for and 7,591 shares withheld); and (iii) approved certain amendments to the Corporation's Stock Option Plan (16,104,859 shares voted for and 4,231,542 shares voted against);


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     There were no exhibits filed in the three-month period ended June 30, 2000.

(b)  Reports on Form 8K

     There were no reports filed on Form 8K in the three-month period ended June 30, 2000.

                                IMAX CORPORATION



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    IMAX CORPORATION



Date: August 14, 2000                 By:  / S / John M. Davison
-----------------------                    ----------------------
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