Form 10-Q
period 2000-09-30
IMAX CORP
filed 2000-11-14
CIK 921582

================================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000
                                              ------------------

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
                                                             --------------


                                  N/A
        --------------------------------------------------
        (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X     No  _____
                                           -----

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                    Outstanding as of October 31, 2000
-----------------------                  ----------------------------------
Common stock, no par value                             30,051,514

                               IMAX CORPORATION


                                     INDEX

                                                                          Page
                                                                          ----
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements                                              3

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                    15

Item 3.    Quantitive and Qualitative Factors about Market Risk             19


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                20

Item 6.    Listing of Exhibits and Reports on Form 8-K                      21

Signatures                                                                  22


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

                               IMAX CORPORATION

                                                                                                               Page
                                                                                                               ----
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          The following condensed consolidated financial statements are filed as part of this Report:

          Condensed Consolidated Balance Sheets as at September 30, 2000
          and December 31, 1999                                                                                   4

          Condensed Consolidated Statements of Operations for the three and nine
          month periods ended September 30, 2000 and 1999                                                         5

          Condensed Consolidated Statements of Cash Flow
          for the nine month periods ended September 30, 2000 and 1999                                            6

          Notes to Condensed Consolidated Financial Statements                                                    7

                               IMAX CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
       In accordance with U.S. Generally Accepted Accounting Principles
                        (in thousands of U.S. dollars)
                                  (unaudited)

                                                                     September 30,    December 31,
                                                                         2000             1999
                                                                    --------------    -------------
Assets
Current assets
     Cash and cash equivalents                                      $       14,495    $      34,573
     Short-term marketable securities                                       18,902           49,159
     Accounts receivable                                                    57,960           42,619
     Current portion of net investment in leases                            32,254           33,918
     Inventories and systems under construction (note 2)                    41,841           31,141
     Prepaid expenses                                                        6,584            2,621
                                                                    -------------------------------
         Total current assets                                              172,036          194,031

Long-term marketable securities                                              2,750           39,873
Net investment in leases                                                   108,360          103,087
Film assets                                                                 47,609           38,453
Capital assets                                                              95,864           66,897
Goodwill                                                                    62,954           62,751
Other assets                                                                28,570           28,232
Deferred income taxes                                                        4,433            4,913
                                                                    --------------    -------------
         Total assets                                               $      522,576    $     538,237
                                                                    ==============    =============

Liabilities
Current liabilities
     Accounts payable                                               $       19,863    $      18,361
     Accrued liabilities                                                    39,762           34,910
     Current portion of deferred revenue                                    19,466           17,284
     Income taxes payable                                                    1,952           33,755
                                                                    --------------    -------------
         Total current liabilities                                          81,043          104,310

Deferred revenue                                                            24,227           22,862
Senior notes                                                               200,000          200,000
Convertible subordinated notes                                             100,000          100,000
                                                                    --------------    -------------
         Total liabilities                                                 405,270          427,172


Commitments and contingencies (notes 3 and 4)

Shareholders' equity
Capital stock                                                               59,086           57,471
Retained earnings                                                           59,561           54,669
Accumulated comprehensive items (note 6)                                    (1,341)          (1,075)
                                                                    --------------    -------------

         Total shareholders' equity                                        117,306          111,065
                                                                    --------------    -------------

         Total liabilities and shareholders' equity                 $      522,576    $     538,237
                                                                    ==============    =============

  (See accompanying notes to the condensed consolidated financial statements on pages 7 to 14)

                               IMAX CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       In accordance with U.S. Generally Accepted Accounting Principles
           (in thousands of U.S. dollars, except per share amounts)
                                  (unaudited)

                                                                 Three months ended              Nine months ended
                                                                     September 30,                  September 30,
                                                                 2000            1999           2000            1999
                                                            ------------    ------------    ------------    ------------
Revenue
IMAX systems                                                $     24,656    $     25,458    $     82,907    $     66,767
Digital projection systems                                        14,084           2,010          38,297           2,010
Films                                                             10,634          11,042          31,429          30,108
Other                                                              4,224           3,943          14,890          14,569
                                                            ------------    ------------    ------------    ------------
                                                                  53,598          42,453         167,523         113,454

Costs and expenses                                                33,768          23,043          98,868          61,800
                                                            ------------    ------------    ------------    ------------

Gross margin                                                      19,830          19,410          68,655          51,654

Loss from equity-accounted investees                                 121             288             491             450
Selling, general and administrative expenses                      13,199           8,602          37,532          24,860
Research and development                                           1,962           1,027           5,568           2,314
Amortization of intangibles                                        1,018             581           3,063           1,526
                                                            ------------    ------------    ------------    ------------

Earnings from operations                                           3,530           8,912          22,001          22,504

Interest income                                                      593           2,281           3,005           7,550
Interest expense                                                  (5,618)         (5,401)        (16,275)        (16,415)
Foreign exchange gain (loss)                                        (355)            403          (1,008)            616
                                                            ------------    ------------    ------------    ------------

Earnings (loss) before income taxes and minority interest         (1,850)          6,195           7,723          14,255

Recovery of (provision for) income taxes                             666          (2,451)         (2,831)         (5,595)
                                                             -----------    ------------    ------------    ------------

Earnings (loss) before minority interest                          (1,184)          3,744           4,892           8,660

Minority interest                                                     --            (501)             --          (1,207)
                                                            ------------    ------------    ------------    ------------

Net earnings (loss)                                         $     (1,184)   $      3,243    $      4,892    $      7,453
                                                            ============    ============    ============    ============

Earnings per share (note 7)
   Basic                                                    $     (0.04)    $      0.11     $       0.16    $       0.25
   Diluted                                                  $     (0.04)    $      0.11     $       0.16    $       0.24

  (See accompanying notes to the condensed consolidated financial statements on pages 7 to 14)

                               IMAX CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
       In accordance with U.S. Generally Accepted Accounting Principles
                        (in thousands of U.S. dollars)
                                  (unaudited)

                                                                                       Nine months ended September 30,
                                                                                          2000                1999
                                                                                    ----------------    ----------------
Cash provided by (used in):

Operating Activities
Net earnings                                                                        $          4,892    $          7,453
Items not involving cash:
    Depreciation and amortization                                                             21,707              17,330
    Deferred income taxes                                                                        757                 316
    Loss from equity-accounted investees                                                         491                 450
    Minority interest                                                                             --               1,208
    Other                                                                                         --                (461)
Change in net investment in leases                                                           (11,525)             (7,233)
Change in deferred revenue on film production                                                    282               4,537
Changes in non-cash operating assets and liabilities                                         (55,666)             (8,941)
                                                                                    ----------------    ----------------

Net cash provided by (used in) operating activities                                          (39,062)             14,659
                                                                                    ----------------    ----------------

Investing Activities
(Increase)/decrease in marketable securities                                                  67,380             (35,007)
Acquisition of Digital Projection Int'l, net of cash acquired                                   (900)            (25,724)
Increase in film assets                                                                      (18,555)            (11,692)
Purchase of capital assets                                                                   (26,994)            (19,707)
Increase in other assets                                                                      (4,425)            (14,997)
                                                                                    ----------------    ----------------

Net cash provided by (used in) investing activities                                           16,506            (107,127)
                                                                                    ----------------    ----------------

Financing Activities
Class C preferred shares dividends paid                                                           --                (365)
Common shares issued                                                                           1,426               1,535
                                                                                    ----------------    ----------------

Net cash provided by financing activities                                                      1,426               1,170
                                                                                    ----------------    ----------------

Effect of exchange rate changes on cash                                                        1,052                 405
                                                                                    ----------------    ----------------

Decrease in cash and cash equivalents during the period                                      (20,078)            (90,893)

Cash and cash equivalents, beginning of period                                                34,573             143,566
                                                                                    ----------------    ----------------

Cash and cash equivalents, end of period                                            $         14,495    $         52,673
                                                                                    ================    ================

  (See accompanying notes to the condensed consolidated financial statements on pages 7 to 14)

                               IMAX CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       In accordance with U.S. Generally Accepted Accounting Principles
    (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
         For the Nine-Month Periods Ended September 30, 2000 and 1999
                                  (unaudited)

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

2.  Inventories and Systems Under Construction

                                 September 30,        December 31,
                                     2000                 1999
                              ------------------   ------------------

    Raw materials             $           20,619   $           16,831
    Work-in-process                       13,836               11,974
    Finished goods                         7,386                2,336
                              ------------------   ------------------
                              $           41,841   $           31,141
                              ==================   ==================


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

    To fund Canadian dollar costs in 2000 and 2001, the Company had entered into forward exchange contracts as at September 30, 2000 to hedge the conversion of $24.0 million of its cash flow into Canadian dollars at an average exchange rate of Canadian $1.48 per U.S. dollar.

    To fund Pound Sterling costs in 2000, the Company entered into forward exchange contracts as at September 30, 2000 to hedge the conversion of $0.4 million of its cash flow into Pound Sterling at an average exchange rate of (pounds)0.68 per U.S. dollar.

    To fund German Marks costs in 2000, the Company entered into forward exchange contracts as at September 30, 2000 to hedge the conversion of $0.1 million of its cash flow into German Marks at an average exchange rate of DM 2.01 per U.S. dollar.

    The Company has also entered into foreign currency swap transactions to hedge minimum lease payments receivable under sales-type lease contracts denominated in Japanese Yen and French Francs. These swap transactions fix the foreign exchange rates on conversion of 79 million Yen at 98 Yen per U.S. dollar through September 2004 and on 11.4 million Francs at 5.1 Francs per U.S. dollar through September 2005.

                               IMAX CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       In accordance with U.S. Generally Accepted Accounting Principles
    (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
         For the Nine-Month Periods Ended September 30, 2000 and 1999
                                  (unaudited)


3.  Financial Instruments (cont'd)

    These hedging contracts are expected to be held to maturity; however, if they were terminated on September 30, 2000, the Company would have realized a gain of approximately $0.2 million based on the then prevailing exchange rates.

    The Company entered into an interest rate swap transaction in May 1999 for a term commencing June 1, 1999 and terminating on December 1, 2002. The Company has agreed to pay a floating rate of LIBOR plus 1.49% to June 1, 2000 and LIBOR plus 2.09% for the remainder of the term and the counterparty has agreed to pay a fixed rate of 7.875% on notional principal of $65 million. The floating rate is revised every 1/st/ of December, March, June and September. The Company adjusts interest expense over each three-month period for the net amount it is to receive from or pay to the counterparty. The interest rate swap is expected to be held to maturity; however, if it were terminated by the Company on September 30, 2000, the Company would have realized a loss of approximately $1.5 million based on the then prevailing interest rates.

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

                               IMAX CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       In accordance with U.S. Generally Accepted Accounting Principles
    (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
         For the Nine-Month Periods Ended September 30, 2000 and 1999
                                  (unaudited)

4.  Contingencies - (cont'd)

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

(d) In June 2000, a complaint was filed against the Company and a third party by Mandalay Resort Group f/k/a Circus Circus Enterprises, Inc., alleging breach of contract and express warranty, fraud and misrepresentation in connection with the installation of certain motion simulation bases in Nevada. The complaint alleges damages in excess of $30,000. The Company believes that the allegations brought against it in this complaint are meritless and will accordingly defend the matter vigorously. The Company further believes that the amount of loss, if any, suffered in connection with this lawsuit would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome for any such litigation.

(e) In addition to the litigation described above, the Company is currently involved in other litigation which, in the opinion of the Company's management, will not materially affect the Company's financial position or future operating results, although no assurance can be given with respect to the ultimate outcome for any such litigation.

5.  Measurement Uncertainty

(a) On May 31, 2000, then Cinema Plus, a client of the Company based in Australia, appointed an administrator to restructure its financing and liquidity under the protection of Australian bankruptcy laws. On August 1, 2000, the administrator placed Cinema Plus into liquidation. Cinema Plus held nine system leases with the Company. On July 25, 2000, the Company signed a conditional agreement with MTM Entertainment Trust to lease and operate four IMAX theatres previously operated by Cinema Plus in Sydney, Melbourne, Adelaide and Brisbane, and subsequently acquired the assets of the theatres from the administrator and commenced operating the theatres under an interim agreement. The Company is in final negotiations with the construction company which built the Perth theatre to lease that theatre. The Company is also in negotiations with the theatre operators in Bangkok and Auckland to have these theatre operators either assume the lease of the systems or return the systems to the Company. The Company has repossessed the ninth system

                               IMAX CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       In accordance with U.S. Generally Accepted Accounting Principles
    (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
         For the Nine-Month Periods Ended September 30, 2000 and 1999
                                  (unaudited)

5.  Measurement Uncertainty - (cont'd)

(a) under lease by Cinema Plus and intends to re-lease the system to a new customer. The Company has recorded a provision of $2.0 million against the carrying value of its assets in the quarter related to the original Cinema Plus leases.

(b) On August 23, 2000, Edwards Theatre Circuit Inc. ("Edwards"), a client of the Company, filed for bankruptcy protection under Chapter 11. The Company's balance sheet as of September 30, 2000 reflects a total of $11.6 million receivable from Edwards predominately due under system leases. The Company's backlog at September 30, 2000 included five systems contracted for by Edwards representing value of $12.1 million. Under the terms of the leases, the Company has the right to the return of the systems plus all amounts due under the full term of the contracts upon defaults. The Company has not yet put Edwards in default. While the final exposure of the Company from the bankruptcy of Edwards cannot be determined at this time, the potential shortfall between the value of the eventual settlement of amounts owed and the amounts shown on the balance sheet at September 30, 2000 is estimated to be in the range of nil to $5.5 million. The Company has not provided for any shortfall for these leases because the amount of probable loss, if any, cannot be reasonably estimated at this time.

(c) On November 10, 2000, the Company placed Regal Cinemas, Inc. ("Regal"), a client of the Company, in default of its obligations under its leasing agreement with the Company. The Company's balance sheet reflected a total of $3.0 million receivable predominately due under its leasing agreement with Regal as of September 30, 2000. To date, Regal had taken delivery of six systems, two of which were on a joint venture basis with the Company. The Company's backlog at September 30, 2000, included four systems, two of which would be done on a joint venture basis, representing a value of $3.2 million of the Company's backlog. Under the terms of the leasing agreement, the Company has the right to the return of the systems plus all amounts due under the full term of the contract upon default. While the final exposure of the Company to the default by Regal cannot be determined at this time, the potential shortfall between the value of the eventual settlement of the amounts owed and the amounts shown on the balance sheet at September 30, 2000 is estimated to be in the range of nil to $0.9 million. The Company has not provided for any shortfall for the lease because the amount of probable loss, if any, cannot be reasonably estimated at this time.

(d) On October 17, 2000, Millenium Expotainment Inc. ("Millenium"), a client of the Company based in South Africa, was put into voluntary liquidation by Millenium's Board of Directors. Millenium held four leases with the Company, with an additional fifth system contracted for delivery in 2001. As of September 30, 2000, the Company's balance sheet reflects a total of $3.0 million receivable due under these leases. Under the terms of the leases, the Company has the right to the return of the systems plus all amounts due under the full term of the contracts upon default. The Company is currently in negotiation with the administrator of the liquidation and related parties regarding the settlement of claims and/or a potential assignment of the leases. While the final exposure of the Company to the liquidation of Millenium cannot be determined with any degree of certainty at present, the potential shortfall between the value of the eventual settlement of amounts owed and the amounts shown on the balance sheet at September 30, 2000 is estimated to be in the range of nil to $0.6 million. The Company has not provided for any shortfall because the amount of probable loss, if any, cannot be reasonably estimated at this time.

(e) On November 9, 2000, Themax, as described in Section 4 above, filed a notice of intent to file a proposal under the Bankruptcy and Insolvency Act (Canada). The Company's balance sheet reflected a total of $1.7 million associated with its investment in and receivable from Themax as of September 30, 2000. Under terms of the lease, the Company has the right to the return of the system plus all amounts due under the full term of the contract upon default. While the final exposure of the Company to the default of Themax cannot be determined at this time, the potential shortfall between the value of the eventual settlement of the amount owed and the amounts shown on the balance sheet at September 30, 2000 is estimated to be in the range of nil to $0.6 million. The Company has not provided for any shortfall because the amount of the probable loss, if any, cannot be reasonably estimated at this time.

                               IMAX CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       In accordance with U.S. Generally Accepted Accounting Principles
    (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
         For the Nine-Month Periods Ended September 30, 2000 and 1999
                                  (unaudited)


5.  Measurement Uncertainty - (cont'd)

(f) The Company has exposure to the financial condition of other North American exhibitors, many of which have been experiencing liquidity issues. Other North American exhibitors to which the Company has a significant exposure include Loews Theaters Inc., Famous Players (a Division of Viacom Inc.), Marcus Theaters Corporation, Muvico Theaters Inc., Cinemark USA Inc.
    and United Artists Theatres Inc. The aggregate exposure to these customers is as follows:

         Balance sheet value of receivables at September 30, 2000                           $26.5 million

         Estimate of potential shortfall between the value of the
         eventual settlement of the amounts owed and amounts shown on the
         balance sheet at September 30, 2000                                         nil to $11.4 million

         Value of systems in backlog (five systems excluding JV's)                          $11.6 million

         The Company has not provided for any shortfall for these leases because the amount of probable loss if any, cannot be reasonably estimated at this time.

6.  Comprehensive Loss and Income

    Comprehensive loss amounted to $601,000 in the three months ended September 30, 2000 and comprehensive income amounted to $4,626,000 in the nine months ended September 30, 2000.

                               IMAX CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       In accordance with U.S. Generally Accepted Accounting Principles
    (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
         For the Nine-Month Periods Ended September 30, 2000 and 1999
                                  (unaudited)

7.  Earnings Per Share

    Reconciliations of the numerators and denominators of the basic and diluted per-share computations are as follows:

                                                           Three months ended          Nine months ended
                                                              September 30,               September 30,
                                                               2000          1999          2000          1999
                                                        -----------   -----------   -----------   -----------
    Net earnings (loss) available to common
    shareholders:                                       $    (1,184)  $     3,243   $     4,892   $     7,453
                                                        ===========   ===========   ===========   ===========

    Weighted average number of common shares (000's):

    Issued and outstanding at beginning of period            29,798        29,614        29,758        29,478
    Weighted average shares issued in the period                 99            17            61           120
                                                        -----------   -----------   -----------   -----------
    Weighted average used in computing basic
      Earnings per share                                     29,897        29,631        29,819        29,598

    Assumed exercise of stock options, net of shares
      Assumed acquired under the Treasury Stock
      Method                                                     --           830           658           835
    Assumed conversion of Convertible Subordinated
      Notes                                                      --            --            --            --
                                                        -----------   -----------   -----------   -----------
    Weighted average used in computing diluted
      Earnings per share                                     29,897        30,461        30,477        30,433
                                                        ===========   ===========   ===========   ===========

    The assumed exercise of stock options, net of shares assumed acquired under The Treasury Stock Method for the quarter ended September 30, 2000 were excluded from the computations in the three months ended September 30, 2000 as they would have had an antidilutive effect on earnings per share.

    Common shares potentially issuable pursuant to the Convertible Subordinated Notes were excluded from the computations in the three months ended September 30, 2000 and 1999 as they would have had an antidilutive effect on earnings per share.

                               IMAX CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       In accordance with U.S. Generally Accepted Accounting Principles
    (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
         For the Nine-Month Periods Ended September 30, 2000 and 1999
                                  (unaudited)


8.  Segmented Information

    The Company has four reportable segments: IMAX systems, Digital projection systems, following the acquisition of Digital Projection International "DPI" on September 3, 1999, film and other.

    There has been no change in the basis of segmentation or in the basis of measurement of segment profit or loss from the Company's most recent annual report on Form 10-K for the year ended December 31, 1999. Intersegment transactions are not significant.

                                                                 Three months ended          Nine months ended
                                                                    September 30,               September 30,
                                                                    2000          1999        2000           1999
                                                              ----------    ----------   ----------    ----------
         Revenue
             IMAX systems                                     $   24,656    $   25,458   $   82,907    $   66,767
             Digital projection systems                           14,084         2,010       38,297         2,010
             Films                                                10,634        11,042       31,429        30,108
             Other                                                 4,224         3,943       14,890        14,569
                                                              ----------    ----------   ----------    ----------
             Total consolidated revenues                      $   53,598    $   42,453   $  167,523    $  113,454
                                                              ==========    ==========   ==========    ==========

         Earnings (loss) from operations
             IMAX systems                                     $    8,072    $   13,629   $   37,736    $   34,692
             Digital projection systems                              733          (434)         854          (434)
             Films                                                  (213)          123       (2,362)         (358)
             Other                                                (1,551)         (596)      (1,655)         (715)
             Corporate overhead                                   (3,511)       (3,810)     (12,572)      (10,681)
                                                              ----------    ----------   ----------    ----------
             Consolidated earnings from operations            $    3,530    $    8,912   $   22,001    $   22,504
                                                              ==========    ==========   ==========    ==========

9.  Impact of Recently Issued Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivatives Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which deferred the required date of adoption of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. This standard is applicable for the Company's 2001 fiscal year and currently its impact has not been determined.

    In December 1999, the United States Securities and Exchange Commission issued Staff Accounting Bulletin Number 101, "Revenue Recognition in Financial Statements" ("SAB 101") which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is applicable to the Company's fiscal 2000 year. The Company is in the process of evaluating the impact of SAB 101 on its consolidated financial statements. Although the Company will implement SAB 101 in the fourth quarter of this year, the cumulative effect of the change, if any, must be retroactively adopted as of the beginning of the first quarter of 2000.

                               IMAX CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       In accordance with U.S. Generally Accepted Accounting Principles
    (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
         For the Nine-Month Periods Ended September 30, 2000 and 1999
                                  (unaudited)


9.  Impact of Recently Issued Accounting Pronouncements - (cont'd)

    In June 2000, the American Institute of Certified Public Accountants issued Statement of Position 00-2 "Accounting by Producers or Distributors of Films" ("SOP 00-2"), which is effective for the Company's 2001 fiscal year. SOP 00-2 establishes new accounting standards for producers and distributors of films, including changes to existing revenue recognition criteria, a more restrictive definition of the components of revenue projections used for amortization and valuation purposes for investments in films and changes to accounting for promotional, advertising, development and overhead costs. Among other changes, SOP 00-2 requires that promotional and advertising costs for films be expensed as incurred. The Company is in the process of evaluating the impact of SOP 00-2 on its consolidated financial statements.

                               IMAX CORPORATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Theater Signings and Backlog

During the third quarter of 2000, the Company signed contracts for 14 IMAX theater systems valued at $37.7 million. Most of the theater signings for the third quarter of 2000 were for commercial locations and all were for international locations. For the nine months ended September 30, 2000, the Company signed contracts for 29 theater systems valued at $82.8 million. The Company also reserved five systems in backlog with an aggregate value of $12.3 million where customers were substantially in arrears on payments. As a result of these theater signings, the Company's sales backlog was $199.3 million at September 30, 2000, a 2% increase from $194.8 million at June 30, 2000 and a 4% increase from $192.5 million at December 31, 1999.

The Company's sales backlog at September 30, 2000 represented contracts for 76 theater systems, including 5 systems which will be located at theaters in which the Company will have an equity interest. The Company's sales backlog will vary from quarter to quarter depending on the signing of new systems which adds to backlog and the delivery of systems which reduces backlog. Sales backlog represents the minimum revenues under signed system sale and lease agreements that will be recognized as revenue as the associated theater systems are delivered. The minimum revenue comprises the upfront fees plus the present value of the minimum royalties due under sales-type lease agreements. The value of sales backlog does not include revenues from theaters in which the Company has an equity interest, letters of intent or long-term conditional theater commitments.

Three months ended September 30, 2000 versus three months ended September 30,
1999

The Company reported net losses of $1.2 million or $0.04 per share on a diluted basis for the third quarter of 2000 compared to earnings of $3.2 million or $0.11 per share on a diluted basis for the third quarter of 1999.

The Company's revenues for the third quarter of 2000 increased 26% to $53.6 million from $42.5 million in the corresponding quarter last year due mainly to the inclusion of revenues from digital projection systems of $14.1 million.

Systems revenue, which includes revenue from theater system sales and leases, royalties and maintenance fees, decreased approximately 3% to $24.7 million in the third quarter of 2000 from $25.5 million in the same quarter last year. The Company delivered nine theater systems in the third quarter of 2000 versus seven theater systems in the third quarter of 1999. The average value of the systems delivered was less than in the corresponding period last year due to the increased number of smaller sized systems delivered as well as the delivery of one operating lease where revenue has yet to be recognized. Recurring revenues from royalties and maintenance fees increased approximately 14% in the third quarter over the corresponding period last year as a result of growth in the IMAX theater network.

The Company's revenue from digital projection systems increased to $14.1 million in the third quarter of 2000 from $2.0 million in the same quarter last year, following the acquisition of 100% of DPI on September 3, 1999. The 1999 results include only one month of DPI results.

Film revenue comprises revenue recognized from film production, film distribution and film post-production activities. Film revenue decreased 4% to $10.6 million in the third quarter of 2000 from $11.0 million in the same quarter last year as a modest increase in film post-production revenue offset a modest decline in film distribution revenue.

Other revenues increased 7% to $4.2 million in the first quarter in 2000 from $3.9 million in the same quarter last year. Increased revenue from company-owned theaters and camera rentals were partially offset by reduced revenues from its motion simulation business.

Gross margin for the third quarter of 2000 was $19.8 million, or 37% of total revenue, compared to $19.4 million, or 46% of total revenue, in the corresponding quarter last year. The reduction in gross margin as a percentage of total revenue is due primarily to the increased revenue from DPI which has a lower margin than IMAX systems revenue.

                               IMAX CORPORATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (cont'd)

Three months ended September 30, 2000 versus three months ended September 30, 1999 - (cont'd)

Selling, general and administrative expenses were $13.2 million in the third quarter of 2000 compared to $8.6 million in the corresponding quarter last year. The increase resulted principally from the inclusion of selling, general and administrative costs of DPI acquired in September 1999, and an increase in general corporate costs.

Research and development expenses were $2.0 million in the third quarter of 2000 compared to $1.0 million in the same period last year. The higher level of expenses in 2000 reflects the inclusion of research and development costs of DPI and increased activity in digital technologies.

Interest income decreased to $0.6 million in the third quarter of 2000 from $2.3 million in the same quarter last year primarily due to a decline in the average balance of cash, cash equivalents and marketable securities held.

Interest expense increased to $5.6 million in the third quarter of 2000 from $5.4 million in the corresponding quarter last year.

The effective tax rate on earnings before taxes differs from the statutory tax rate and will vary from quarter to quarter primarily as a result of the amortization of goodwill, which is not deductible for tax purposes, and the provision of income taxes at different tax rates in foreign and other provincial jurisdictions.

The Company has exposure to the financial condition of North American exhibitors, many of which have been experiencing liquidity issues. The Company has a significant exposure to the following exhibitors - Edwards Theatre Circuit Inc., Regal Cinemas, Loews Theaters, Famous Players (a Division of Viacom Inc.), Marcus Theaters Corporation, Muvico Theaters Inc. Cinemark USA, Inc. and United Artists Theaters Inc. The Company's balance sheet as at September 30, 2000 reflected at total of $11.2 million receivable and $30.0 million net investment in lease associated with these clients. The Company's backlog at September 30, 2000 included 17 systems including 5 joint ventures and reflecting a value of $27.0 million. Under the terms of the leases, the Company has the right to the return of the systems plus all amounts due under the full term of the contracts upon default. While the final exposure of the Company to the default of any customers cannot be determined at this time, the potential shortfall between the value of the eventual settlement of the amount owed and the amounts shown on of the balance sheet at September 30, 2000 is estimated to be in the range of nil to $17.8 million. The Company has not provided for any shortfall for these leases because the amount of probable loss, if any, cannot be reasonably estimated at this time.

Nine months ended September 30, 2000 versus nine months ended September 30, 1999

The Company reported net earnings of $4.9 million or $0.16 per share on a diluted basis for the first nine months of 2000 compared to $7.5 million or $0.24 per share on a diluted basis for the first nine months of 1999.

The Company's revenues for the first nine months of 2000 increased 48% to $167.5 million from $113.5 million in the corresponding period last year primarily as a result of increased systems revenue and the inclusion of revenue from digital projection systems of $38.3 million.

Systems revenue increased approximately 24% to $82.9 million in the first nine months of 2000 from $66.8 million in the same period last year as the Company delivered 23 third-party theater systems compared to 17 theater systems in the same period last year. Recurring revenues from both royalties and maintenance fees increased 14% in the first nine months of 2000 over the prior year period due to growth in the IMAX theater network.

The Company's revenue from digital projection systems increased to $38.3 million in the first nine months of 2000 compared to $2.0 million in revenue in the same period last year following the acquisition of DPI on September 3, 1999.

Film revenue comprises revenue recognized from film production, film distribution and film post-production activities. Film revenue increased 4% to $31.4 million in the first nine months of 2000 from $30.1 million in the same period last year due principally to increases in film post-production revenues.

Other revenue increased 2% in the nine months ended September 30, 2000 to $14.9 million as compared to $14.6 million in the same period last year. Increased revenues from company-owned theaters and camera rentals offset reduced revenues from its motion simulation business.

Gross margin for the first nine months of 2000 was $68.7 million or 41% of total revenue, compared to $51.7 million or 46% of total revenue in the corresponding period last year. The decline in gross margin as a percentage of total revenue is primarily due to the higher proportion of revenues from DPI (which has a lower margin than systems revenue) in the first nine months of 2000 compared to the corresponding period in 1999.

                               IMAX CORPORATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (cont'd)

Nine months ended September 30, 2000 versus nine months ended September 30, 1999
- (cont'd)

Selling, general and administrative expenses were $37.5 million in the first nine months of 2000 compared to $24.9 million in the first nine months of 1999. The increase resulted mainly of the inclusion of selling, general and administrative costs of DPI acquired in September 1999, and an increase in general corporate costs.

Research and development expenses were $5.6 million in the first nine months of 2000 compared to $2.3 million in the first nine months of 1999. The higher level of expenses in 2000 reflects the inclusion of research and development costs of DPI and increased activities in digital technologies.

Interest income decreased to $3.0 million in the first nine months of 2000 from $7.6 million in the same period last year primarily due to a decline in the average balance of cash, cash equivalents and marketable securities held.

Interest expense decreased to $16.3 million in the first nine months of 2000 from $16.4 million in the first nine months of 1999.

The effective tax rate on earnings before taxes differs from the statutory tax rate and will vary from quarter to quarter primarily as a result of the amortization of goodwill, which is not deductible for tax purposes, and the provision of income taxes at different tax rates in foreign and other provincial jurisdictions.

Liquidity and Capital Resources

At September 30, 2000, the Company's principal source of liquidity included cash and cash equivalents of $14.5 million, marketable securities totaling $21.7 million, trade accounts receivable of $58.0 million, net investment in leases due within one year of $32.3 million and the amounts receivable under contracts in backlog which are not yet reflected on the balance sheet.

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

                               IMAX CORPORATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (cont'd)

Liquidity and Capital Resources - (cont'd)

The Company partially funds its operations through cash flow from operations. Under the terms of the Company's typical theater system lease agreement, the Company receives substantial cash payments before it completes the performance of its obligations. Similarly, the Company receives cash payments for some of its film productions in advance of related cash expenditures.

In the first nine months of 2000, cash used in operating activities amounted to $37.3 million after the payment of $30.0 million of income taxes and working capital requirements. The income tax payment in the first nine months of 2000 was due mainly to the impact of the reorganization of the Company's lines of business, most notably the transfer of its lease portfolio to IMAX Ltd., a 100% owned subsidiary of the Company. Working capital requirements included an increase of $15.7 million in accounts receivable due mainly to a slowdown in collections particularly from North American exhibitors and increased sales volumes, particularly at DPI and an increase of $11.8 million in inventory due mainly to an increase in digital projection inventory at DPI due to increased sales volume.

In the first nine months of 2000, cash provided by investing activities amounted $14.7 million and included a decrease in marketable securities of $67.4 million, partially offset by an $18.6 million increase in film assets, primarily related to the company's films, Cyberworld and China:The Panda Experience and a $27.0 million increase in capital assets, principally office premises dedicated to film post-production and distribution and investments in company-owned theaters.

During the first nine months of 2000, cash provided by financing activities included $1.4 million of proceeds from common shares issued under the Company's stock option plan.

The Company believes that cash flows from operations together with existing cash and marketable securities balances and the working capital facility will continue to be sufficient to meet cash requirements in the foreseeable future.

Subsequent Events

On July 13, 2000 the Company announced that consistent with the priority and commitment of its Board of Directors and senior management to realizing enhanced value for all IMAX shareholders, the Company retained Goldman, Sachs & Co. and Wasserstein, Perella & Co. as financial advisors to assist in the evaluation of potential strategic alternatives that may be available to the Company, including the potential sale or merger of the Company. On October 13, 2000, the Company announced that it had ended the formal process of seeking such strategic alternatives.

On November 10, 2000, the Company placed Regal Cinemas, Inc. ("Regal"), a client of the Company in default of its obligations under its leasing agreement with the Company. The Company's balance sheet reflected a total of $3.0 million receivable predominately due under its system leasing agreement with Regal as of September 30, 2000. To date, Regal had taken delivery of six systems, two of which were on a joint venture basis with the Company, and had a commitment for the delivery of another four systems, two of which would be done on a joint venture basis, representing a value of $3.2 million of the Company's backlog. Under the terms of the leasing agreement, the Company has the right to the return of the systems plus all amounts due under the full term of the contract upon default. While the final exposure of the Company to the default by Regal cannot be determined at this time, the potential shortfall between the value of the eventual settlement of the amounts owed and the amounts shown on the balance sheet at September 30, 2000 is estimated to be in the range of nil to $0.9 million. The Company has not provided for any shortfall for the leasing agreement because the amount of probable loss, if any, cannot be reasonably estimated at this time.

On November 9, 2000, Themax filed a notice of intent to file a proposal under the Bankruptcy and Insolvency Act (Canada). The Company's balance sheet reflected a total of $1.7 million associated with its investment in and receivable from Themax as of September 30, 2000. Under terms of the lease, the Company has the right to the return of the system plus all amounts due under the full term of the contract upon default. While the final exposure of the Company to the default of Themax cannot be determined at this time, the potential shortfall between the value of the eventual settlement of the amount owed and the amounts shown on the balance sheet at September 30, 2000 is estimated to be in the range of nil to $0.6 million. The Company has not provided for any shortfall because the amount of the probable loss, if any, cannot be reasonably estimated at this time.

                               IMAX CORPORATION



     Item 3.    QUANTITATIVE AND QUALITATIVE FACTORS ABOUT MARKET RISK

     The Company is exposed to market risk from changes in foreign currency rates. The Company does not use financial instruments for trading or other speculative purposes.

     A substantial portion of the Company's revenues are denominated in U.S. dollars while a substantial portion of its costs and expenses are denominated in Canadian dollars. A portion of the net U.S. dollar flows of the Company are converted to Canadian dollars to fund Canadian dollar expenses, either through the spot market or through forward contracts. In Japan, the Company has ongoing operating expenses related to its operations. Net Japanese yen flows are converted to U.S. dollars generally through forward contracts to minimize currency exposure. The Company also has cash receipts under leases denominated in French francs and Japanese Yen a portion of which are converted to U.S. dollars generally through forward contracts to minimize currency exposure.

     A substantial portion of the Company's cash equivalents earn interest at short-term floating rates while all of its long-term debt incurs interest at long-term fixed rates. The Company entered into an interest rate swap for the notional amounts of $65 million to partially hedge this exposure.

     The following table provides information about the Company's foreign exchange and interest rate swap contracts at September 30, 2000. The fair value represents the amount the Company would receive or pay to terminate the contracts at September 30, 2000.

                                         Sept. 30,
                                           2000     2001      2002      2003     2004    Thereafter     Total      Fair Value
                                           ----     ----      ----      ----     ----    ----------     -----      ----------
                                                                   (in thousands of U.S. dollars)
Foreign currency exch. Contracts
(Receive Canadian $, pay US$)            $  8,000   $16,000       --        --        --           --    $24,000          ($310)
Average contractual exchange rate            1.47      1.48       --        --        --           --       1.48
per one U.S. dollar

(Receive Pound Sterling, pay US$)        $    375        --       --        --        --           --    $   375             $3
Average contractual exchange rate            0.68        --       --        --        --           --       0.68
per one U.S. dollar

(Receive German Marks, pay U.S. $)       $     75        --       --        --        --           --    $    75            ($7)
Average contractual exchange rate            2.01        --       --        --        --           --       2.01
per one U.S. dollar

(Pay Yen, receive U.S. $)                       -   $   318  $   174    $  179   $   137           --    $   808           ($16)
Average contractual exchange rate               -     97.85    97.85     97.85     97.85           --      97.85
per one U.S. dollar

(Pay FF, receive U.S. $)                        -   $   423   $  435    $  448   $   462     $    476    $ 2,244           $538
Average contractual exchange rate               -      5.07     5.07      5.07      5.07         5.07       5.07
per one U.S. dollar

Interest rate swap
  Fixed to floating                      $ 65,000   $65,000  $65,000/(1)/   --        --           --    $65,000        ($1,525)
  Average pay rate                            L*+       L*+      L*+
                                            2.09%     2.09%    2.09%
  Receive rate                             7.875%     7.875%  7.875%

* LIBOR
/1/ Agreement terminates on December 1, 2002

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

(c) In April 2000, Themax Inc., a 33% owned investee of the Company, and certain of its shareholders (collectively "Themax") filed a claim against the Company in the Superior Court in the District of Longueuil, in the Province of Quebec, alleging breach of contract in respect of the IMAX(R)System Lease agreement between IMAX Ltd. and Themax dated February 5, 1996 as well as a claim for damages suffered as a result of IMAX Ltd.'s alleged failure to adequately manage the Brossard Theatre during its tenure as manager. Themax claimed damages representing a return of the original investment by Themax as well as lost profits and costs. The Company believes that the allegations are entirely without merit and has and will accordingly defend the matter vigorously. The Company believes that the amount of loss, if any, suffered in connection with this lawsuit would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome for any such litigation.

                               IMAX CORPORATION

PART II       OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS - (cont'd)

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.9 Amended Employment Agreement, dated July 12, 2000, between IMAX Corporation and Richard L. Gelfond;

         10.10 Amended Employment Agreement, dated July 12, 2000, between IMAX Corporation and Bradley J. Wechler; and

         10.11 Amended Employment Agreement, dated April 4, 2000, between IMAX Corporation and John M. Davison

(b)      Reports on Form 8K

         There were no reports filed on Form 8K in the three-month period ended September 30, 2000.

                               IMAX CORPORATION

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     IMAX CORPORATION

Date:                                By: /s/ John M. Davison
------                                   ----------------------
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