Form 10-K405
period 2000-12-31
IMAX CORP
filed 2001-04-02
CIK 921582

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

   [ X ]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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
           Securities registered pursuant to Section 12(b) of the Act:

                                                                                  NAME OF EXCHANGE
                  TITLE OF EACH CLASS                                           ON WHICH REGISTERED
                  -------------------                                           --------------------
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


                             Yes [ X ]  No [ ]

     The aggregate market value of the common shares of the registrant held by non-affiliates of the registrant, computed by reference to the last sale price of such shares as of the close of trading on March 9, 2001 was $62,720,065 (18,413,230 common shares times $3.40625). As of March 9, 2001, there were 30,126,514 common shares of the registrant outstanding.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]


                       DOCUMENT INCORPORATED BY REFERENCE*

DOCUMENT                                                              WHERE INCORPORATED
- --------                                                              ------------------
Proxy Statement                                                       Part III (Item 11)

- ----------
* As stated under various Items of this Report, only certain specified portions of such document are incorporated by reference in this Report.

================================================================================

                           ANNUAL REPORT ON FORM 10-K

                                DECEMBER 31, 2000

                                TABLE OF CONTENTS

                                                                                                        PAGE
                                                                                                        ----
                                                     PART I
Item 1 --  Business...................................................................................    4
Item 2 --  Properties.................................................................................   10
Item 3 --  Legal Proceedings..........................................................................   11
Item 4 --  Submission of Matters to a Vote of Security Holders........................................   11

                                                    PART II

Item 5 --  Market for Registrant's Common Equity and Related Stockholder Matters......................   12
Item 6 --  Selected Financial Data....................................................................   13
Item 7 --  Management's Discussion and Analysis of Financial Condition and Results of Operations......   15
Item 7a -- Quantitative and Qualitative Disclosures about Market Risk.................................   21
Item 8 --  Financial Statements and Supplementary Data................................................   22
Item 9 --  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......   49

                                                    PART III

Item 10 -- Directors and Executive Officers of the Registrant.........................................   49
Item 11 -- Executive Compensation.....................................................................   52
Item 12 -- Security Ownership of Certain Beneficial Owners and Management.............................   53
Item 13 -- Certain Relationships and Related Transactions.............................................   57

                                                    PART IV

Item 14 -- Exhibits, Financial Statement Schedules and Reports on Form 8-K............................   57
Signatures.............................................................................................. 60

                               EXCHANGE RATE DATA

     Unless otherwise indicated, all dollar amounts in this document are expressed in United States dollars. The following table sets forth, for the periods indicated, certain exchange rates based on the noon buying rate in the City of New York for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York (the "Noon Buying Rate"). Such rates quoted are the number of U.S. dollars per one Canadian dollar and are the inverse of rates quoted by the Federal Reserve Bank of New York for Canadian dollars per U.S. $1.00. The average exchange rate is based on the average of the exchange rates on the last day of each month during such periods. The Noon Buying Rate on December 31, 2000 was U.S. $0.6669.


                                                             YEAR ENDED DECEMBER 31
                                -----------------------------------------------------------------------------------
                                    2000             1999             1998              1997              1996
                                ------------    ------------       ------------     ------------       ------------
Exchange rate at end of
    period....................  U.S. $0.6669    U.S. $0.6925       U.S. $0.6522     U.S. $0.6999       U.S. $0.7301
Average exchange rate
   during period..............        0.6732          0.6730             0.6740           0.7220             0.7329
High exchange rate during
   period.....................        0.6944          0.6925             0.7105           0.7471             0.7513
Low exchange rate during
   period.....................        0.6410          0.6535             0.6341           0.6945             0.7235

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


- --------------------------------------------------------------------------------
  IMAX(R), IMAX(R) Dome, IMAX Solido(R), OMNIMAX(R), IMAX(R) 3D, Personal Sound
       Environment(R), The IMAX Experience(R), and An IMAX Experience(R)
                are trademarks and trade names of the Company or
          its subsidiaries that are registered or otherwise protected under laws of various jurisdictions.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     IMAX Corporation together with its subsidiaries (the "Company") is one of the world's leading entertainment technology companies, with particular emphasis on film and digital imaging technologies including giant screen images, 3D presentations, post-production and digital projection. The Company designs and manufactures projection and sound systems for giant-screen ("15/70-format") theaters based on proprietary and patented technology and is a major distributor of films for giant-screen theaters. The Company, through its subsidiary
Digital Projection International ("DPI"), also designs and manufactures high performance digital image delivery systems in the form of digital projectors capable of projecting high quality images on large screens from any video, computer or High Definition Television (HDTV) source. The IMAX(R) brand name enjoys widespread recognition with more than 700 million viewers throughout the world having experienced the Company's high-quality, giant-screen theater attractions since 1970 including over 75 million viewers in 2000.

     The IMAX theater network is the most extensive giant-screen theater network in the world with 221 theaters operating in 28 countries as of December 31, 2000. In addition to the existing library of general entertainment and educational 15/70-format films, the increased number of commercial IMAX theaters in operation has attracted more commercial films to the medium including films produced by major Hollywood studios. In January 2000, Buena Vista Pictures Distribution, a unit of The Walt Disney Company, released Disney's animated feature Fantasia 2000: The IMAX Experience exclusively to 75 IMAX theaters around the world for the four-month period ended April 30, 2000. Fantasia 2000 was the first theatrical full-length feature film to be reformatted into 15/70-format film and has become the fastest grossing large-format film in history demonstrating the potential for Hollywood films to be shown in IMAX theaters. The Company believes that the success of Fantasia 2000: The IMAX Experience has the potential to lead to additional Hollywood films being released to IMAX theaters which, the Company believes, could create further demand worldwide for commercial IMAX theaters.

     The Company generally does not own IMAX theaters but leases its projection and sound systems and licenses the use of its trademarks. IMAX theater systems combine advanced, high-resolution projection systems, sound systems and screens as large as eight stories high (approximately 80 feet) that extend to the edge of a viewer's peripheral vision to create immersive audio-visual experiences. As a result, audiences feel as if they are a part of the on-screen action in a way that is more intense and exciting than in traditional theaters. In addition, the Company's IMAX 3D theater systems combine the same projection and sound systems and up to eight story screens with 3D images that further increase the audience's feeling of immersion in the film. The Company believes that the network of IMAX 3D theaters is the largest out-of-home, 3D distribution network in the world.

     DPI's digital projectors are based on Texas Instruments' Digital Micromirror Device(TM) ("DMD"), a unique digital imaging platform based on an optical semiconductor chip that has any array of up to 1,310,000 hinged, microscopic mirrors which operate as optical switches to create a high resolution, full color image. DPI played an important role in the development of the DMD chip. DPI designs, manufactures and sells high quality digital image delivery devices for applications such as rock concerts, casinos and trade shows. DPI offers a number of different product offerings based on a range of brightness and resolution of the projected image. The Company believes that new markets are emerging for DPI's products including applications for digital cinema in conventional movie theaters and digital media networks, including location-based advertising networks.

     The Company was formed in March 1994 as a result of an amalgamation between WGIM Acquisition Corp. and the former IMAX Corporation ("Predecessor IMAX"). Predecessor IMAX was incorporated in 1967.

PRODUCT LINES

     The Company is the largest designer and supplier of specialty projection and sound systems and a major producer and distributor of 15/70-format films for giant-screen theaters. The Company's theater systems include specialized projection equipment, advanced sound systems, specialty screens, theater automation control systems and film handling equipment. The Company derives a significant portion of its revenues from the sale and lease of its theater systems to giant-screen theaters and related film products and services. Segmented information is provided in note 18 to the audited financial statements contained in Item 8.

     In 1999, the Company acquired 100% of DPI. DPI designs, manufactures and sells high quality digital image delivery devices for applications such as rock concerts, casinos and trade shows. DPI offers a number of different product offerings based on a range of brightness and resolution of the projected image. The Company believes that new markets are emerging for DPI's products including applications for digital cinema in conventional movie theaters and digital media networks, including location based advertising networks (see Digital Projection International).

GIANT-SCREEN THEATERS

     The Company is the pioneer and leader in the giant-screen, large-format film industry. The IMAX theater system network has the largest installed base of giant-screen theater systems, with systems located in 221 theaters in 28 countries as of December 31, 2000. IMAX theaters have flat or dome shaped screens for 2D and 3D presentations which are many times larger than conventional theaters, extending to the edge of the viewer's peripheral vision. The theaters have a steeply inclined floor to provide all audience members a clear view of the screen and typically seat 250 to 500 people.

     The Company's projection systems utilize the largest commercially available film format (15-perforation film frame, 70mm), which is 10 times larger than conventional film (4-perforation film frame, 35mm) and therefore are able to project significantly more detail on a larger screen. The Company believes its projectors, which utilize the Company's Rolling Loop technology, are unsurpassed in their ability to project film with maximum steadiness and clarity with minimal film wear, and substantially enhance the quality of the projected image. As a result, the Company's projection systems deliver a higher level of clarity, detail and brightness compared to conventional movies and competing systems.

     To compliment the film technology and viewing experience, IMAX theater systems feature unique digital sound systems. The sound systems are among the most advanced in the industry and help to heighten the sense of realism of a 15/70-format film. IMAX sound systems are specifically designed for IMAX theaters and are an important competitive advantage of IMAX systems.

     The following chart shows the number of the Company's theater systems by product, installed base and backlog as of December 31, 2000:

                                               2D                                           3D
                             -------------------------------------      --------------------------------------
                                           INSTALLED                                  INSTALLED
                             PRODUCT          BASE         BACKLOG      PRODUCT          BASE          BACKLOG
                             -------       ---------       -------      -------        ---------       --------

Flat Screen.................  IMAX             61            --         IMAX 3D            73             34
                                                                        IMAX 3D SR         24             33

Dome Screen.................  IMAX Dome        59            4          IMAX Solido         4              1

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

     IMAX 3D AND 3D SR SYSTEMS. IMAX 3D systems make up the largest component of the Company's backlog. IMAX 3D theaters utilize a flat screen 3D system which produces realistic three-dimensional images on a giant IMAX screen. The Company believes that the IMAX 3D system offers consumers one of the most realistic 3D experiences available today. To create the 3D effect, the audience uses either polarized glasses or electronic glasses that separate the left-eye and right-eye images. The IMAX 3D projectors can project both 2D and 3D films, allowing theater owners the flexibility to exhibit either type of film. The Company offers upgrades to existing theaters which have 2D IMAX projection systems to IMAX 3D projection systems. Since the introduction of IMAX 3D technology, the Company has upgraded 13 theater systems.

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

THEATER SYSTEM LEASES

     The Company's system leases generally have 10 to 20-year initial terms and are typically renewable by the customer for one or more additional 10-year terms. As part of the lease agreement, the Company advises the customer on theater design, custom assembles and supervises the installation of the theater system, provides training to theater personnel and for a separate fee provides ongoing maintenance to the system. Prospective theater owners are responsible for providing the theater location, the design and construction of the theater building, the installation of the system and any other necessary improvements. Under the terms of the typical lease agreement, the title to all theater system equipment (including the projection screen, the projector and the sound system) remains with the Company. The Company has the right to remove the equipment for non-payment or other defaults by the customer. The contracts are generally not cancelable by the customer unless the Company fails to perform its obligations. The contracts are generally denominated in U.S. dollars, except in Canada and Japan, where contracts are generally denominated in Canadian dollars and Japanese Yen, respectively.

     The typical lease agreement provides for three major sources of revenue:
(i) initial rental fees, (ii) ongoing additional rental payments and (iii) ongoing maintenance fees. Rental payments and maintenance fees are generally received over the life of the contract and are usually adjusted annually based on changes in the local consumer price index. The terms of each lease agreement vary according to the system technology provided and the geographic location of the customer.

THEATER OPERATIONS AND INVESTMENTS

     The Company has 8 theaters in which it holds an equity interest and 7 joint ventures.

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

SOUND SYSTEMS

     Sonics Associates, Inc. ("Sonics"), the Company's 100% owned subsidiary, is a world leader in the development and manufacture of sound systems for all applications including traditional movie theaters, auditoriums and specialized uses including the development of 3D sound capabilities, and manufactures the sound systems for the Company's theaters. Prior to October 1, 1999, Sonics was 51% owned by the Company and 49% owned by four executive officers of Sonics. On October 1, 1999, the Company purchased the remaining 49% of Sonics that it did not own (see note 4 to the financial statements contained in Item 8). In February 2001, the Company decided to relocate the manufacture of sound systems from Birmingham, Alabama to the Company's headquarters near Toronto, Canada.

DIGITAL PROJECTION INTERNATIONAL

     DPI's digital projectors are based on Texas Instruments' Digital Micromirror Device(TM) ("DMD"), a unique digital imaging platform based on an optical semiconductor chip that has an array of up to 1,310,000 hinged, microscopic mirrors which operate as optical switches to create a high resolution, full color image. DPI played an important role in the development of the DMD chip. DPI designs, manufactures and sells high quality digital image delivery devices for applications such as rock concerts, casinos and trade shows. DPI offers a number of different product offerings based on a range of brightness and resolution of the projected image. The Company believes that new markets are emerging for DPI's products including applications for digital cinema in conventional movie theaters and digital media networks, including location based advertising networks. DPI's products are the only projectors to be honored with two Emmy(R) awards for broadcast engineering. On September 3, 1999 the Company purchased 100% of DPI (see note 4 to the financial statements contained in Item 8).

FILM PRODUCTION, DISTRIBUTION AND POST-PRODUCTION

     The Company produces films financed either internally or partially or fully financed by third parties. With respect to films financed by third parties, the Company generally receives a film production fee in exchange for producing the films and is appointed the exclusive distributor of the film. When the Company produces films, it typically hires production talent and specialists on a project-by-project basis, similar to a movie studio, allowing the Company to retain creative and quality control without the burden of significant ongoing overhead expenses. Typically, the ownership rights to films produced for third parties are held by the film sponsors, the film investors and the Company.

     The Company is a major distributor of 15/70-format films. The Company generally distributes films which it produces and has acquired distribution rights to films produced by independent producers. The Company has distribution rights to more 15/70-format films than any competing distributor. As distributor, the Company generally receives a percentage of the theater box office receipts.

     The library of 15/70-format films includes general entertainment and educational films on subjects such as space, wildlife, music, history and natural wonders, and consisted of 167 films at the end of 2000, of which the Company had distribution rights to 52 such films. In recent years, several 15/70-format commercial films have been successfully released, including T-REX:
Back to the Cretaceous, which was released by the Company in 1998 and has grossed over $58 million to date and Everest, which was released by MacGillivray Freeman Films in 1998 and has grossed over $107 million to date. On January 1, 2000 pursuant to an agreement between the Company and Buena Vista Pictures Distribution, a unit of The Walt Disney Company, Fantasia 2000: The IMAX Experience was released exclusively to 75 IMAX theaters around the world for the four-month period ended April 30, 2000. This was the first theatrical full-length feature film to be reformatted into 15/70-format film and it became the fastest grossing large-format film in history, grossing over $63 million during its initial release. The film was re-released in August 2000 and has grossed on a cumulative basis over $80 million to date. 15/70-format films are expected to be in distribution for five or more years, although many of the films in the library have remained popular for longer periods including the films To Fly (1976), Grand Canyon - The Hidden Secrets (1984) and The Dream Is Alive (1985), which were all exhibited during 2000. In 2000, there were 13 new films released in the 15/70-format.

     David Keighley Productions 70MM Inc., a wholly-owned subsidiary of the Company, provides film post-production and quality control services for 15/70-format films (whether produced internally or externally), and digital post-production services.

     CAMERAS. The Company rents 2D 15/70-format cameras and provides technical and post-production services to third party producers for a fee. The Company maintains 11 cameras and other film and lighting equipment to support third-party producers and also offers production advice and technical assistance to filmmakers.

     The Company has developed state-of-the-art patented dual and single filmstrips 3D cameras which are among the most advanced motion pictures cameras in the world and are the only 3D cameras of their kind. The IMAX 3D camera simultaneously shoots left-eye and right-eye images and its compact size allows filmmakers access to a variety of locations, such as underwater or aboard aircraft. The Company has three dual filmstrip cameras available for rent.

MARKETING AND CUSTOMERS

     The Company markets its theater systems through a direct sales force and marketing staff located in offices in Canada, the United States, Europe, Singapore and Japan. In addition, the Company has agreements with consultants, business brokers and real estate professionals to locate potential customers and theater sites for the Company on a commission basis.

     The Company has experienced an increase in the number of commercial theater signings and international signings since 1995. The commercial theater segment of the Company's theater network is now its largest segment with a total of 151 theaters opened or in backlog. At December 31, 2000, 47% of all opened and backlog theaters are for locations outside of North America. The Company's institutional customers include science and natural history museums, zoos, aquaria and other educational and cultural centers. The Company also leases its systems to theme parks, tourist destination sites, fairs and expositions.

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

RESEARCH AND DEVELOPMENT

     The Company believes that it is one of the world's leading entertainment technology companies with significant in-house proprietary expertise in projection system, camera and sound system design, engineering and technology. The Company believes that virtually all aspects of the motion picture industry will be affected by the development of digital techniques, particularly in the areas of content creation (image capture), post-production (editing and special effects), distribution and display. The Company has made significant investments in digital technologies, including its 1999 acquisition of 100% of DPI, a designer and manufacturer of digital image delivery systems, and has a number of patents and intellectual property rights in these areas. DPI played an important role in the development of the DMDTM chip that forms the basis for DPI's projectors. The Company has made a number of significant technological advances in the past and in January 1997, the Company was awarded an Academy Award(TM) for scientific and technical achievement by the Academy of Motion Picture Arts and Sciences. In addition, the Company has substantial proprietary knowledge in 15/70-format film production. As of December 31, 2000, 59 of the Company's employees were connected with research and development projects.

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

MANUFACTURING AND SERVICE

IMAX MANUFACTURING

     The Company assembles its giant-screen projection systems at its Corporate Headquarters and Technology Center in Mississauga, Ontario (near Toronto). A majority of the components for the Company's systems are purchased from outside vendors. The Company develops and designs all the key elements for the proprietary technology involved in its projector and camera systems. Fabrication of these components is then subcontracted to a group of carefully pre-qualified suppliers. Manufacture and supply contracts are signed for the delivery of components on an order-by-order basis. The Company has developed long-term relationships with a number of significant suppliers, and the Company believes its existing suppliers will continue to supply quality products in quantities sufficient to satisfy its needs. The Company inspects all components and sub-assemblies, completes the final assembly and then subjects the systems to comprehensive testing prior to shipment. Since 1980, the IMAX theater systems have had an average in service time of over 99.8%.

SONICS MANUFACTURING

     Sonics develops, designs and assembles the key elements of its theater sound systems. The standard IMAX theater sound system comprises components from a variety of sources with approximately 50% of the materials cost of each system attributable to proprietary components provided under Original Equipment Manufacturers (OEM) agreements with outside vendors. These proprietary components include custom loudspeaker enclosures and horns and specialized amplifiers, signal processing and control equipment.

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

PATENTS AND TRADEMARKS

     The Company's inventions cover various aspects of its proprietary technology and many of such inventions are protected by Letters of Patent or applications filed throughout the world, most significantly in the United States, Canada, Japan, Korea, France, Germany and the United Kingdom. The subject matter covered by these patents and applications encompasses electronic circuitry and mechanisms employed in film projectors and projection systems (including 3D projection systems) and a method for synchronizing digital data systems. The Company has been diligent in the protection of its proprietary interests.

     The Company currently holds 56 patents, has 24 patents pending in the United States and has corresponding patents or filed applications in many countries throughout the world. While the Company considers its patents to be important to the overall conduct of its business, it does not consider any particular patent essential to its operations. Certain of the Company's patents in the United States, Canada and Japan for improvements to the IMAX projector, IMAX Solido and sound systems expire between 2001 and 2018.

     The Company owns or otherwise has rights to trademarks and trade names used in conjunction with the sale of its products, systems and services. The following trademarks are considered significant in terms of the current and contemplated operations of the Company: The IMAX Experience(R), An IMAX Experience(R), IMAX(R), IMAX(R) 3D, IMAX(R) Dome, IMAX Solido(R), Personal Sound Environment(R) and OMNIMAX(R). These trademarks are widely protected by registration or common law throughout the world. The Company also owns the service mark IMAX THEATRE(TM). The Company vigorously enforces its trademarks and trade names against whomever it believes is infringing upon its rights.

EMPLOYEES

     As of December 31, 2000, the Company had 701 employees not including hourly employees at Company-owned theaters.


ITEM 2. PROPERTIES

     The Company's principal executive offices are located in Mississauga, Ontario and New York, New York. The Company's principal facilities are as follows:

                                                  OPERATION                           OWN/LEASE        EXPIRATION
                                                  ---------                           ---------        ----------
   Mississauga, Ontario (1)..... Headquarters, Administrative, Assembly and               Own              N/A
                                 Research and Development
   New York, New York........... Executive                                               Lease             2004
   Birmingham, Alabama ......... Sound Systems Design and Assembly                        Own               N/A
   Kempten, Germany............. Sales and Marketing                                     Lease             2001
   Santa Monica, California..... Sales, Marketing, Film Production and                   Lease             2012
                                 Post-Production
   Singapore.................... Sales and Marketing                                     Lease             2002
   Tokyo, Japan................. Sales, Marketing, Maintenance and Theater Design        Lease             2001
   Manchester, England.......... Digital Projection International Design and             Lease             2004
                                 Assembly, Research and Development
   Atlanta, Georgia............. Digital Projection International Sales, Marketing       Lease             2002
                                 and Service

(1) This property is subject to a collateral secured charge in favour of The Toronto-Dominion Bank in connection with a working capital facility.

ITEM 3. LEGAL PROCEEDINGS

     In April 1994, Compagnie France Film Inc. filed a claim against the Company in the Superior Court in the District of Montreal, in the Province of Quebec, alleging breach of contract and bad faith in respect of an agreement which the plaintiff claims it entered into with the Company for the establishment of an IMAX theater in Quebec City, Quebec, Canada. The Company disputed these claims and the suit went to trial in January 1998. In a decision rendered in April 1998, the court dismissed the plaintiffs' claims with costs. In May 1998, the plaintiff appealed the decision to the Quebec Court of Appeal. The Company believes that the amount of the loss, if any, suffered in connection with a successful appeal by the plaintiff will not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of this matter.

     In January 2000, the Commission of the European Communities (the "Commission") informed the Company that Euromax, an association of European large screen cinema owners, had filed a complaint against the Company under EC competition rules. The complaint addressed a variety of alleged abuses, mainly relating to the degree of the control that the Company asserts over the projection systems it leases and the form and terms of the Company's agreements. No formal investigation has been initiated to date, and the Commission has limited itself to a request of IMAX to comment on the complaint and subsequent response. Should proceedings be initiated, it is expected that no decision would be rendered until the end of 2001 or 2002 at the earliest. Although the Commission has the power to impose fines of up to a maximum of 10% of Company revenue for breach of EC competition rules, the Company believes on the basis of currently available information and an initial review that such result would not be likely. The Company further believes that the allegations in the complaint are meritless and will accordingly defend the matter vigorously. The Company believes that the amount of the loss, if any, suffered in connection with this dispute would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of this litigation.

     In April 2000, Themax Inc., a 33% owned investee of the Company, and certain of its shareholders (collectively "Themax") filed a claim against the Company in the Superior Court in the District of Longueuil, in the Province of Quebec, alleging breach of contract in respect of the IMAX System Lease agreement between IMAX Ltd. and Themax dated February 5, 1996 as well as a claim for damages suffered as a result of IMAX Ltd.'s alleged failure to adequately manage the Brossard Theater during its tenure as manager. Themax claimed damages representing a return of the original investment by Themax as well as lost profits and costs. The Company believes that the allegations made by Themax are entirely without merit and has and will accordingly defend the matter vigorously. The Company believes that the amount of loss, if any, suffered in connection with this lawsuit would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome for any such litigation.

     In June 2000, a complaint was filed against the Company and a third party by Mandalay Resort Group f/k/a Circus Circus Enterprises, Inc., alleging breach of contract and express warranty, fraud and misrepresentation in connection with the installation of certain motion simulation bases in Nevada. The complaint alleges damages in excess of $30,000. The Company believes that the allegations made against it in this complaint are meritless and will accordingly defend the matter vigorously. The Company further believes that the amount of loss, if any, suffered in connection with this lawsuit would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome for any such litigation.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders during the quarter ended December 31, 2000.

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

                                                                                      U.S. DOLLARS
                                                                             -------------------------------
                                                                              HIGH                     LOW
                                                                             ------                  -------
NASDAQ
Year ended December 31, 2000
     Fourth quarter.......................................................   16.938                    2.500
     Third quarter........................................................   29.438                   13.188
     Second quarter.......................................................   24.125                   18.000
     First quarter........................................................   28.500                   19.500

Year ended December 31, 1999
     Fourth quarter.......................................................   28.750                   17.000
     Third quarter........................................................   25.500                   19.563
     Second quarter.......................................................   24.125                   18.688
     First quarter........................................................   33.625                   15.000

                                                                                     CANADIAN DOLLARS
                                                                             -------------------------------
                                                                              HIGH                     LOW
                                                                             ------                  -------
TSE
Year ended December 31, 2000
     Fourth quarter.......................................................   25.650                    3.800
     Third quarter........................................................   42.500                   20.000
     Second quarter.......................................................   35.000                   27.550
     First quarter........................................................   40.500                   29.000

Year ended December 31, 1999
     Fourth quarter.......................................................   42.500                   25.750
     Third quarter........................................................   38.000                   28.500
     Second quarter.......................................................   35.000                   27.400
     First quarter........................................................   51.000                   23.700

     As of December 31, 2000 the Company had 266 registered holders of record of the Company's common shares.

     The Company has not paid within the last two fiscal years, and has no current plans to pay, dividends on its common shares. The payment of dividends by the Company is subject to certain restrictions under the terms of the Company's indebtedness (see note 11 to the financial statements in Item 8 and the discussion of liquidity and capital resources in Item 7). The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including the Company's financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

(in thousands of dollars, except per share data)

         The selected financial data set forth below is derived from the consolidated financial statements of the Company. The financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles ("U.S. GAAP"). All financial information referred to herein is expressed in U.S. dollars unless otherwise noted.

                                                                                      YEARS ENDED DECEMBER 31,
                                                                   ---------------------------------------------------------------
                                                                     2000(1)     1999(1)       1998          1997          1996
                                                                   ---------   ---------   -----------   -----------     ---------
STATEMENT OF OPERATIONS DATA:
REVENUE
     IMAX systems...............................................   $ 113,226   $ 126,826   $   140,874   $    97,539     $  85,972
     Digital projection systems.................................      46,356      10,999           --             --            --
     Films......................................................      41,711      47,227        30,824        39,683        28,367
     Other......................................................      18,179      18,783        18,657        21,259        15,499
                                                                   ---------   ---------   -----------   -----------     ---------
     Total revenue..............................................     219,472     203,835       190,355       158,481       129,838
COSTS AND EXPENSES (2)..........................................     159,998     106,241       111,784        73,806        58,257
                                                                   ---------   ---------   -----------   -----------     ---------
     GROSS MARGIN...............................................      59,474      97,594        78,571        84,675        71,581
Selling, general and administrative expenses (3)................      62,946      36,584        38,777        32,115        29,495
Research and development .......................................       8,732       3,868         2,745         2,129         2,493
Amortization of intangibles (4).................................       4,202       2,585         5,948         2,701         2,708
Loss from equity-accounted investees (5)........................       4,811         683         6,763            22            --
                                                                   ---------   ---------   -----------   -----------     ---------
EARNINGS (LOSS) FROM OPERATIONS.................................     (21,217)     53,874        24,338        47,708        36,885
Interest income.................................................       3,339       9,984         5,320         5,604         5,797
Interest expense................................................     (21,961)    (21,860)      (14,646)      (13,402)      (11,765)
Impairment of long-term investments (6).........................      (4,133)         --            --            --            --
Foreign exchange gain (loss)....................................      (1,103)        977           588          (623)         (337)
                                                                   ---------   ---------   -----------   -----------     ---------
EARNINGS (LOSS) BEFORE TAXES AND MINORITY INTEREST..............     (45,075)     42,975        15,600        39,287        30,580
Recovery of (provision for) income taxes........................      13,238     (16,535)       (9,810)      (17,265)      (13,579)
                                                                   ---------   ---------   -----------   -----------     ---------
EARNINGS (LOSS) BEFORE MINORITY INTEREST........................     (31,837)     26,440         5,790        22,022        17,001
Minority interest...............................................          --      (1,207)       (1,895)       (1,357)       (1,593)
                                                                   ---------   ---------   -----------   -----------     ---------
EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM AND
     CUMULATIVE EFFECT OF ......................................   $ (31,837)  $  25,233   $     3,895        20,665        15,408
Extraordinary loss on early retirement of debt, net
     of income tax benefit of $1,588 (7)........................          --          --        (2,095)           --            --
Cumulative effect of changes in accounting principles,
net of income tax benefit of  $37,286  (8)......................     (61,110)         --            --            --            --
                                                                   ---------   ---------   -----------   -----------     ---------
NET EARNINGS (LOSS).............................................   $ (92,947)  $  25,233   $     1,800   $    20,665     $  15,408
                                                                   =========   =========   ===========   ===========     =========
PER SHARE DATA:
Earnings per share - basic :
     Earnings (loss) before extraordinary item and
       cumulative effect of changes in accounting principles....   $   (1.07)  $    0.85   $      0.10   $      0.71     $    0.54
     Extraordinary item.........................................   $      --   $      --   $     (0.07)  $        --     $      --
     Cumulative effect of  changes in accounting
       principles...............................................   $   (2.05)  $      --   $        --   $        --     $      --
                                                                   ---------   ---------   -----------   -----------     ---------
     Net earnings (loss)........................................   $   (3.11)  $    0.85   $      0.03   $      0.71     $    0.54
                                                                   =========   =========   ===========   ===========     =========
Earnings per share - diluted :
     Earnings (loss) before extraordinary item and
       cumulative effect of changes in..........................   $   (1.07)  $    0.83   $      0.09   $      0.68     $    0.50
accounting principles...........................................
     Extraordinary item.........................................   $      --   $      --   $     (0.06)  $        --     $      --
     Cumulative effect of  changes in accounting                   $   (2.05)  $      --   $        --   $        --     $      --
       principles...............................................
                                                                   ---------   ---------   -----------   -----------     ---------
     Net earnings (loss)........................................   $   (3.11)  $    0.83   $      0.03   $      0.68     $    0.50
                                                                   =========   =========   ===========   ===========     =========

(1) Operating statement data for 1999 includes approximately four months of DPI's operations (acquired by the Company on September 3, 1999). The full twelve months of DPI operations are included in the operating statement data for 2000.

(2) The year ended December 31, 1998 includes a $7.9 million charge related to rationalization of the Company's motion simulation division and $19.1 million related to the write-down of the value of some of the films in the Company's library. The year ended December 31, 2000 includes a $29.4 million charge which principally relates to the impairment of certain theater and fixed assets, the write down of certain films in distribution and development and the expense of film exploitation costs as required pursuant to the Statement of Position No. 00-2, "Accounting by Producers or Distributors of Films" ("SOP 00-2") effective January 1, 2000.

(3) For the year ended December 31, 2000 selling, general and administration expenses includes a $11.5 million charge principally related to provision against uncollectible amounts due under lease.

(4) Amortization of intangibles in 1998 includes a $3.3 million charge related to the write-off of goodwill associated with the Ridefilm business.

(5) Loss from equity-accounted investees in 1998 includes the Company's 50% share of the loss of Forum Ride Associates and a provision against the remaining carrying value of the Company's equity investment in Forum Ride Associates totaling $6.1 million and a $0.5 million provision against an equity investment in a motion simulation ride. In 2000, it includes a $4.0 million provision related to the guarantee of a term loan undertaken by the Forum Ride Associates joint venture.

(6) Impairment of long-term investments represents a charge of $4.1 million relating to the impairment of certain of the Company's long-term investments.

(7) In 1998, all of the 10% Senior Notes due 2001 were redeemed. The excess of the redemption price over the principal amount of the Notes of $2.8 million and the write-off of the unamortized deferred financing costs of $894,000 resulted in an extraordinary pre-tax loss of $3.7 million in the year ended December 31, 1998.

(8) For the year ended December 31, 2000, the Company recognized an after-tax charge of $54.5 million in accordance with the interpretive guidance of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). In fiscal 2000, the Company also adopted Statement of Position No. 00-2, "Accounting by Producers or Distributors of Films" ("SOP 00-2") and recorded an after-tax charge of $6.6 million to reflect the adoption of this new principle.


                                                                                           AS AT DECEMBER 31,
                                                                     -----------------------------------------------------------
BALANCE SHEET DATA:                                                     2000(1)      1999(1)       1998       1997       1996
                                                                     -----------  -----------  ----------  ---------  ----------
Cash, cash equivalents and investments in marketable
     debt securities................................................ $    38,437  $   123,605  $  202,941  $  90,530  $  120,688
Total assets........................................................     492,100      538,237     490,091    344,359     308,744
Total long-term indebtedness........................................     300,000      300,000     300,000    165,000     167,023
Total shareholders' equity..........................................      22,263      111,065      84,446     81,117      54,841

(1) includes the assets and liabilities of DPI, acquired by the Company on September 3, 1999.

PRO FORMA AMOUNTS IN ACCORDANCE WITH SAB 101

PRO FORMA AMOUNTS ASSUMING THE NEW ACCOUNTING PRINCIPLE IS APPLIED
     RETROACTIVELY:                                                              2000             1999            1998
                                                                             -----------     -----------     ------------
Revenue..................................................................    $   219,472     $   166,617     $    144,437
Earnings (loss) before extraordinary item................................    $   (31,837)    $     7,655     $    (15,487)
     Basic earnings (loss) per share.....................................    $     (1.07)    $      0.26     $      (0.56)
     Diluted earnings (loss) per share...................................    $     (1.07)    $      0.25     $      (0.56)
Net earnings (loss)......................................................    $   (31,837)    $     7,655     $    (17,582)
     Basic earnings (loss)per share......................................    $     (1.07)    $      0.26     $      (0.63)
     Diluted earnings (loss) per share...................................    $     (1.07)    $      0.25     $      (0.63)

See pro forma disclosure in note 3 of the audited financial statements contained in Item 8.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company derives revenue principally from long-term theater system lease agreements, maintenance agreements, the distribution of films, film production agreements and from the sale of digital projectors. The Company also derives revenue from the operation of theaters in which the Company has an equity interest and camera rentals.

THEATER SYSTEMS

         The Company generally provides its theater systems on a long-term lease basis to customers with initial lease terms of typically 10 to 20 years. Lease agreements typically provide for three major sources of revenue: (i) initial rental fees; (ii) ongoing rental payments; and (iii) maintenance fees. The initial rental fees vary depending on the type of system and location and generally are paid to the Company in installments commencing upon the signing of the agreement. Ongoing rental payments are paid monthly over the term of the contract, commencing after delivery. These payments are generally equal to the greater of a fixed minimum amount per annum and a percentage of box office receipts. An annual maintenance fee is generally payable commencing in the second year of theater operations. Both minimum rental payments and maintenance fees are typically indexed to the consumer price index.

         Theater system leases that transfer substantially all of the benefits and risks of ownership to customers are classified as sales-type leases as a result of meeting the criteria established by Statement of Financial Accounting Standards No. 13 ("FAS 13"). In accordance with the interpretive guidance of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), the Company, effective January 1, 2000, recognizes revenue on theater systems, whether pursuant to sales-type leases or sales, at the time that installation is complete. Prior to January 1, 2000, the Company recognized revenue from sales-type leases and sales of theater systems at the time of delivery.

         The timing of installation of the theater system is largely dependent on the timing of the construction of the customer's theater. Revenues recognized at the time of installation of the theater system are derived from contracts signed prior to the date of recognition. Such revenue is shown as sales backlog until it is recognized at the time of installation. Therefore, revenue for theater systems is generally predictable on a long-term basis. However, systems revenue in any given quarter may vary significantly depending on the timing of the installation of systems.

         Cash receipts received in advance of installation are recorded as deferred revenue. The associated costs of manufacturing the theater system are recorded as inventory. At the time of installation, the deferred revenue and inventory costs are recognized in income.

         SALES BACKLOG. Sales backlog represents the sales value of all signed system sale and lease agreements that will be recognized as revenue in the future. Sales backlog does not include revenues from theaters in which the Company has an equity interest, letters of intent, or long-term conditional theater commitments.

FILM PRODUCTION AND DISTRIBUTION

         The Company adopted Statement of Position 00-2 of the American Institute of Certified Public Accountants, "Accounting by Producers or Distributors of Films" ("SOP 00-2") effective January 1, 2000. Prior to January 1, 2000, revenues associated with the licensing of exhibition rights to motion pictures distributed by the Company were recognized in accordance with U.S. Statement of Financial Accounting Standard No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films ("FAS 53")". In accordance with SOP 00-2, the Company recognizes revenue from such licensing arrangements when the film is complete and has been delivered, the license period has begun, the fee is fixed or determinable and collection is reasonably assured. Where the license fees are based on a share of the customer's revenue, and all other revenue recognition criteria are met, the Company recognizes revenue as the customer exhibits the film. Costs of producing film and acquiring film distribution rights are capitalized and amortized using the individual film-forecast-computation method, which amortizes such costs in the same ratio that current period actual revenue bears to estimated remaining unrecognized ultimate revenue as of the beginning of the fiscal year. All advertising, exploitation costs and marketing costs are expensed as incurred. The cumulative effect of the change in accounting principle was recorded as a one time, non-cash after-tax charge of $6.6 million in the consolidated statement of income for the year ended December 31, 2000.

INTERNATIONAL OPERATIONS

         A significant portion of the Company's sales are made to customers located outside of the United States and Canada. During 2000, 1999 and 1998 approximately 44.3%, 40.3% and 46.7%, respectively, of the Company's revenues were derived from sales outside the United States and Canada. The Company expects that international operations will continue to account for a substantial portion of its revenues in the future. In order to minimize exposure to exchange rate risk, the Company prices theater systems (the largest component of revenues) in U.S. dollars except in Canada and Japan where they are priced in Canadian dollars and Japanese Yen, respectively. Annual minimum royalty payments and maintenance fees follow a similar currency policy.

ACCOUNTING POLICIES

         The Company reports its results under both United States generally accepted accounting principles ("U.S. GAAP") and Canadian generally accepted accounting principles. The financial statements and results referred to herein are reported under U.S. GAAP.

SUBSEQUENT EVENTS

         The Company and John M. Davison, its President, Chief Operating Officer and Chief Financial Officer, entered into an agreement dated February 22, 2001, in which Mr. Davison resigned from the Company effective between May 31 and June 30, 2001. Under the agreement, Mr. Davison agreed to work for the Company until his resignation date, continuing to handle a variety of financial, budgetary and other matters. The agreement provides that the Company shall continue to pay Mr. Davison his base salary and certain bonus payments through December 31, 2002. The agreement permits Mr. Davison to exercise his stock options which are vested as of the earlier of December 31, 2002 or the date he secures alternate employment, with all other options being cancelled.

         Subsequent to December 31, 2000, the Company approved a formal plan to rationalize its operations and reduce staffing levels. The Company anticipates it will record charges in 2001 in the approximate range of $15 to $20 million to provide for severances, exit costs and to write-down certain assets to be disposed of to net realizable value.

RESULTS OF OPERATIONS

         The following table sets forth the percentage of total revenue for each of the items set forth below:


                                                                                  YEARS ENDED DECEMBER 31,
                                                                     -----------------------------------------------
                                                                      2000       1999       1998      1997     1996
                                                                     -----      -----      -----     -----     -----
                                                                       %          %          %         %        %
Revenue
     IMAX systems..................................................   51.6       62.2       74.0      61.6      66.2
     Digital projection systems....................................   21.1        5.4         --        --        --
     Films.........................................................   19.0       23.2       16.2      25.0      21.9
     Other.........................................................    8.3        9.2        9.8      13.4      11.9
                                                                     -----      -----      -----     -----     -----
Total..............................................................  100.0      100.0      100.0     100.0     100.0
Costs and expenses.................................................   72.9       52.1       58.7      46.6      44.9
                                                                     -----      -----      -----     -----     -----
Gross margin.......................................................   27.1       47.9       41.3      53.4      55.1
Selling, general and administrative expenses.......................   28.7       18.0       20.4        --        --
Research and development...........................................    4.0        1.9        1.4      20.3      22.7
Amortization of intangibles........................................    1.9        1.3        3.1       1.3       1.9
Loss from equity-accounted investees...............................    2.2        0.3        3.6       1.7       2.1
                                                                     -----      -----      -----     -----     -----
Earnings (loss) from operations....................................   (9.7)      26.4       12.8      30.1      28.4
                                                                     -----      -----      -----     -----     -----
Earnings (loss) before extraordinary item and cumulative
     effect of changes in accounting principles....................  (14.5)      12.4        2.0      13.0      11.9
                                                                     -----      -----      -----     -----     -----
Net earnings (loss)................................................  (42.4)      12.4        0.9      13.0      11.9
                                                                     =====      =====      =====     =====     =====

YEAR ENDED DECEMBER 31, 2000 VERSUS YEAR ENDED DECEMBER 31, 1999

     In 2000 the Company had revenues of $219.5 million and a net loss before the cumulative effect of changes in accounting principles (described above) of $31.8 million ($1.07 per share on a diluted basis) compared to revenues of $203.8 million and net earnings of $25.2 million ($0.83 per share on a diluted basis) in 1999. Included in the net loss are charges of $11.5 million ($0.27 per share) associated with provisions for estimated uncollectible amounts from theater customers, $15.3 million ($0.36 per share) associated with the write-down for estimated impairment of certain long-term assets of the Company, $8.6 million ($0.20 per share) associated with the write-down of certain assets in the Company's film library and $7.1 million ($0.17 per share) related to the impact of adopting SOP 00-2 on current year results. The Company reported a net loss of $92.9 million ($3.11 per share) after the cumulative effect of accounting charges. The increase in revenues of 8% is due to the inclusion of twelve months of revenues versus four months of revenues in 1999 from DPI which more than offset a decline in systems revenue and film revenue.

REVENUES

     The Company's revenues in 2000 were $219.5 million, compared to $203.8 million in 1999, an increase of 8%. The following table sets forth the breakdown of revenue by category in thousands of dollars:


                                                                 2000                1999               1998
                                                            ---------------     ---------------    --------------

IMAX SYSTEMS REVENUE
Sales and leases..................................          $       87,384      $      103,414     $      121,042
Royalties (1).....................................                  12,097              11,747             10,154
Maintenance.......................................                  13,745              11,665              9,678
                                                            --------------      --------------     --------------
                                                                   113,226             126,826            140,874
                                                            --------------      --------------     --------------

DIGITAL PROJECTION SYSTEMS                                          46,356              10,999                 -
                                                            --------------      --------------     --------------

FILM REVENUE
Distribution......................................                  21,221              23,224             15,052
Post-production...................................                  20,490              24,003             15,772
                                                            --------------      --------------     --------------
                                                                    41,711              47,227             30,824
                                                            --------------      --------------     --------------

OTHER REVENUE                                                       18,179              18,783             18,657
                                                            --------------      --------------     --------------
                                                            $      219,472      $      203,835     $      190,355
                                                            ==============      ==============     ==============

(1)  Includes finance income.

     Systems revenue decreased to $113.2 million in 2000 from $126.8 million in 1999, a decrease of 11%. Revenue from sales and leases decreased to $87.4 million from $103.4 million in 1999 a decrease of 15%. In 2000, 24 theater systems were installed under sales and sales-type leases as compared to 35 theater systems being delivered in 1999. Royalty revenue increased 3% over 1999. Maintenance revenue increased 18% over the prior year principally due to the increased number of theater systems in the network.

     Revenues from the sale of digital projection systems increased to $46.4 million in 2000 from $11.0 million in 1999 following the acquisition of DPI on September 3, 1999. The 1999 results include only four months of DPI results.

     Film revenues decreased to $41.7 million in 2000 from $47.2 million in 1999. Film distribution revenues decreased to $21.2 million in 2000 from $23.2 million in 1999, a decrease of 9%, and film post-production activities decreased to $20.5 million in 2000 from $24.0 million in 1999, a decrease of 15%. The decrease in revenues was due to a decline in the number of prints released and the timing and performance of films released in the year.

     Other revenue decreased slightly to $18.2 million in 2000 from $18.8 million in 1999. While theater operations revenue increased in 2000 versus 1999 due to the increase in the number of owned and operated theaters and the increase in camera rentals, the increases were more than offset by a decline in the Company's discontinued Ridefilm operations.

GROSS MARGIN

     Gross margin in 2000 was $59.5 million versus $97.6 million in 1999. Gross margin in 2000 was reduced by $8.6 million associated with the write-down of the value of certain films in the Company's library, $7.1 million due to the adoption of SOP 00-2 and a provision of $13.7 million against certain of the Company's long-term assets.

     The decline in the gross margin in 2000 over 1999, is due to lower system revenues on 24 theater systems in 2000 versus 35 theater systems in 1999, reduced margin on the operation of the company-owned theaters and the provisions noted above. Gross margin as a percentage of total revenues was 27% in 2000 compared to 48% in 1999. The decline in the gross margin percentage in 2000 over 1999, is due to the same reasons.

OTHER

     Selling, general and administrative expenses were $62.9 million in 2000 versus $36.6 million in 1999. The selling, general and administrative expenses include a charge of $11.5 million in 2000 associated with the provision for impairment in amounts receivable from theaters including amounts classified as net investment in leases on the balance sheet. The balance of the increase in selling, general and administrative expenses was due to the inclusion of twelve months in 2000 versus four months in 1999 of selling, general and administrative expenses of DPI, and higher corporate expenses.

     Research and development expenses were $8.7 million in 2000 versus $3.9 million in 1999. The increase is due mainly to the inclusion of twelve months in 2000 versus four months in 1999 of research and development costs of DPI, and increased activities in developing digital technologies.

     Interest income decreased to $3.3 million in 2000 from $10.0 million in 1999 due mainly to a decline in the average balance of cash, cash equivalents and marketable debt securities held.

     The Company experienced a foreign exchange loss of $1.1 million in 2000 compared to a gain of $1.0 million in 1999. The foreign exchange loss in 2000 resulted primarily from fluctuations in exchange rates on Canadian dollar cash balances and Canadian dollar and Japanese Yen denominated net investment in leases, the majority of which is unrealized. The gain in 1999 resulted primarily from fluctuations in exchange rates on Canadian dollar cash balances and Canadian dollar and Japanese Yen denominated net investment in leases.

     The effective tax rate on earnings before tax differs from the statutory tax rate and will vary from year to year primarily as a result of the amortization of goodwill, which is not deductible for tax purposes, the Canadian manufacturing and processing profits deduction and the provision for income taxes at different rates in foreign and other provincial jurisdictions. The effective tax rate in 2000 declined over prior years due to certain non-deductible expenses and valuation allowances against certain losses which are assumed to be not recoverable in the future.

     Minority interest expense in 1999 relates to the 49% minority interest in Sonics, held by principals of Sonics, that was acquired by the Company on October 1, 1999.

YEAR ENDED DECEMBER 31, 1999 VERSUS YEAR ENDED DECEMBER 31, 1998

     In 1999 the Company had revenues of $203.8 million and net earnings of $25.2 million ($0.83 per share on a diluted basis) compared to revenues of $190.4 million and net earnings (after a $2.1 million extraordinary loss on the early extinguishment of debt) of $1.8 million ($0.03 per share on a diluted basis) in 1998. The increase in revenues of 7% is due to increased film revenues and the inclusion of four months of revenues from DPI, which more than offset a decline in systems revenue. Results in 1998 were adversely affected by four significant items: a) the rationalization of the Company's motion simulation and attractions business resulted in a charge of $0.46 per share; b) the write-down of assets in the Company's film library resulted in a charge of $0.35 per share;
c) the extraordinary loss on the early extinguishment of debt contributed a charge of $0.07 per share; and d) the redemption premium of the Company's Class "C" preferred shares contributed a charge of $0.02 per share.

REVENUES

      Systems revenue decreased to $126.8 million in 1999 from $140.9 million in 1998, a decrease of 10%. Revenue from sales and leases decreased to $103.4 million from $121.0 million, a decrease of 15%. The Company delivered 35 theater systems under sales and sales-type leases in 1999 as compared to 41 theater systems in 1998. Royalty and maintenance revenue increased 16% and 21%, respectively, over the prior year principally due to the increased number of theater systems in the network.

     Revenues from the sale of digital projection systems of $11.0 million represents the revenues earned by DPI since its acquisition by the Company on September 3, 1999.

     Film revenues increased to $47.2 million in 1999 from $30.8 million in 1998. Film distribution revenues increased to $23.2 million in 1999 from $15.1 million in 1998 due to the timing of the release of films and the strong performance of T-REX: Back to the Cretaceous which was released late in 1998. Film post-production activities increased to $24.0 million in 1999 from $15.8 million in 1998, an increase of 52%. The growth in revenues was due to an increase in the number of prints released, post-production activities and extensions of products and services.

     Other revenues increased slightly to $18.8 million in 1999 from $18.7 million in 1998.

GROSS MARGIN

     Gross margin in 1999 was $97.6 million versus $78.6 million in 1998. In 1998, the gross margin was adversely affected by the write-down of the Company's motion simulation assets of $7.9 million and a write-down of its film assets of $19.1 million.

     The decline in the gross margin in 1999 over 1998, exclusive of these write-downs, is due mainly to the decline in system deliveries to 35 in 1999 from 41 in 1998.

     Gross margin as a percentage of total revenues was 47.9% in 1999 compared to 41.3% in 1998. The write-downs described above reduced the gross margin in 1998 by 4.1% and 10.0% respectively. The decline in the gross margin in 1999 over 1998, exclusive of these write-downs, is due to the higher proportion of film and other revenues (which generally have lower margins than IMAX systems revenue).

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

     Interest income increased to $10.0 million in 1999 from $5.3 million in 1998 due to higher average cash, cash equivalents and marketable debt securities balances as a result of the proceeds from the $200 million Senior Notes due 2005 issued on December 4, 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000, the Company's principal source of liquidity included cash and cash equivalents of $30.9 million, marketable securities of $7.5 million, trade accounts receivable of $40.8 million, net investment in leases due within one year of $12.6 million and the amounts receivable under contracts in backlog which are not yet reflected on the balance sheet.

     In addition, the Company is party to an agreement with the Toronto-Dominion Bank with respect to a working capital facility. The Bank has made available to the Company a revolving loan in an aggregate amount up to Canadian $10 million or its U.S. dollar equivalent. Loans made under the working capital facility bear interest at the prime rate of interest per annum for Canadian dollar denominated loans and, for U.S. dollar denominated loans, at the U.S. base rate of interest established by the Bank. These loans are repayable upon demand. At December 31, 2000, $0.4 million was available for use under this facility.

     In December 1998, the Company issued $200 million of Senior Notes due December 1, 2005, part of the proceeds of which were used to redeem the $65 million of 10% Senior Notes due 2001. The Senior Notes due 2005 bear interest at 7.875% per annum and are subject to redemption by the Company, in whole or in part, at any time on or after December 1, 2002, at redemption prices expressed as percentages of the principal amount for each 12-month period commencing December 1 of the years indicated: 2002 - 103.938%, 2003 - 101.969%, 2004 and thereafter - 100.000% together with interest accrued thereon to the redemption date. Until December 1, 2001, up to 35% of the aggregate principal amount of the Notes may be redeemed by the Company using the net proceeds of a public offering of common shares of the Company or certain other equity placements, at a redemption price of 107.875%, together with accrued interest thereon. The Company may also redeem the Senior Notes, in whole or in part, at any time prior to December 1, 2002, at a redemption price equal to 100% of the principal amount plus a "make-whole premium" calculated in reference to the redemption price on the first date that the Senior Notes may be redeemed by the Company plus accrued interest to but excluding the redemption date. If certain changes result in the imposition of withholding taxes under Canadian law, the Senior Notes are subject to redemption at the option of the Company, in whole but not in part, at a redemption price of 100% of the principal amount thereof plus accrued interest to the date of redemption. In the event of a change in control, holders of the Senior Notes may require the Company to repurchase all or part of the Senior Notes at a price equal to 101% of the principal amount thereof plus accrued interest to the date of repurchase.

     In April 1996, the Company completed a private placement of $100 million of 5 3/4% Convertible Subordinated Notes (the "Subordinated Notes") due 2003. These Subordinated Notes are convertible into common shares of the Company at the option of the holder at a conversion price of $21.406 per share (equivalent to a conversion rate of 46.7154 shares per $1,000 principal amount of Notes) at any time prior to maturity. The Subordinated Notes are redeemable at the option of the Company on or after April 1, 1999 at redemption prices expressed as percentages of the principal amount (2001 - 101.643%; 2002 - 100.821%) plus accrued interest. The Subordinated Notes may only be redeemed by the Company between April 1, 1999 and April 1, 2001 if the last reported market price of the Company's common shares is equal to or greater than $30 per share for any 20 of the 30 consecutive trading days prior to the notice of redemption. The Subordinated Notes may be redeemed at any time on or after April 1, 2001 without limitation.

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

     Cash used in operating activities amounted to $54.1 million for the year ended December 31, 2000 after the payment of $21.5 million of interest, $33.6 million of income taxes and working capital requirements. Changes in operating assets and liabilities include $19.7 million that was invested in film assets, a decrease of $9.1 million in accounts receivable, an increase of $9.3 million in net investment in leases due to the theater systems installed under sales-type leases in 2000 and a decrease of $42.6 million in current taxes payable due to tax payments in connection with the reorganization of the Company's lines of business in 1999. Cash provided by investing activities in 2000 amounted to $45.3 million. Of this amount, $81.5 million was received from the sale of marketable debt securities, $28.8 million was invested in fixed assets, principally owned and operated theaters and theater systems contributed to joint ventured theaters, and facilities, and $6.2 million was invested in other assets including patents, trademarks and software. Cash provided by financing activities included proceeds of $1.4 million from the issuance of common shares pursuant to the Company's stock option plan.

     Cash used by operating activities amounted to $2.6 million for the year ended December 31, 1999 after the payment of $21.4 million of interest, $7.5 million of income taxes and working capital requirements. Changes in operating assets and liabilities include $18.1 million that was invested in film assets, an increase of $7.9 million in accounts receivable primarily related to an increase in film post production activity and an increase in DPI's activity and an increase of $34.1 million in net investment in leases due to the theater systems delivered under sales-type leases in 1999 partially offset by an increase in current income taxes payable of $32.8 million due to the impact of the reorganization of the Company's lines of business, most notably the transfer of its lease portfolio to IMAX Ltd., a 100% owned subsidiary of the Company. Cash used in investing activities in 1999 amounted to $108.2 million. Of this amount, $25.7 million relates to the acquisition of DPI on September 3, 1999, $12.7 million relates to the acquisition of the minority interest in Sonics on October 1, 1999, $22.7 million was invested in capital assets, principally owned and operated theaters and theater systems contributed to joint ventured theaters, and facilities, $29.6 million was invested in marketable debt securities and $17.4 million was invested in other assets including an $11.6 million investment in Mainframe Entertainment Inc., costs associated with Fantasia 2000: The IMAX Experience and patents, trademarks and software. Cash provided by financing activities included proceeds of $2.2 million from the issuance of common shares pursuant to the Company's stock option plan.

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

     A substantial portion of the Company's cash equivalents earn interest at short-term floating rates while all of its long-term debt incurs interest at long-term fixed rates. The Company entered into an interest rate swap for the notional amount of $65 million to partially hedge this exposure. Subsequent to year end, the Company sold this swap for proceeds of $190,000.

     The following table provides information about the Company's foreign currency and interest rate swap contracts as at December 31, 2000. The fair value represents the amount the Company would receive or pay to terminate the contracts at December 31, 2000.

                                               2001          2002       2003        2004        2005       TOTAL     FAIR VALUE
                                               ----          ----       ----        ----        ----       -----     ----------
                                                                    (IN THOUSANDS OF U.S. DOLLARS)
FOREIGN CURRENCY EXCHANGE  CONTRACTS
(Receive Canadian $, pay U.S. $)            $20,000             -          -           -           -     $20,000          $(158)
Average contractual exchange                   1.48             -          -           -           -        1.48
  Rate per one U.S. dollar
(Pay Yen, receive U.S. $)                      $318          $174       $179        $137           -        $808            $43
Average contractual exchange                  97.85         97.85      97.85       97.85           -       97.85
  Rate per one U.S. dollar
(Pay FF, receive U.S. $)                       $423          $435       $448        $462        $476      $2,244           $478
Average contractual exchange                   5.07          5.07       5.07        5.07        5.07        5.07
  Rate per one U.S. dollar

INTEREST RATE SWAP
  Fixed to floating                         $65,000 (1)         -          -           -           -     $65,000          $(209)
  Average pay rate                        L*+ 2.09%
  Receive rate                               7.875%

* LIBOR
(1) Agreement sold to a third party on January 10, 2001 for proceeds of $190,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements are filed as part of this
Report:

                                                                                                               PAGE
                                                                                                               ----
Report of Independent Accountants to the Shareholders of IMAX Corporation....................................    23
Consolidated Balance Sheets as at December 31, 2000 and 1999.................................................    24
Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998...................    25
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998...................    26
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998.........    27
Notes to Consolidated Financial Statements...................................................................    28


    REPORT OF INDEPENDENT ACCOUNTANTS TO THE SHAREHOLDERS OF IMAX CORPORATION

       We have audited the accompanying consolidated balance sheets of IMAX Corporation (the "Company") as at December 31, 2000 and 1999 and the related consolidated statements of operations, cash flows and shareholders' equity for each year in the three-year period ended December 31, 2000. These financial statements and the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 57 are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

       We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2000 and 1999 and the results of its operations and cash flows for each year in the three-year period ended December 31, 2000 in accordance with accounting principles generally accepted in the United States.

       In addition, in our opinion, the financial statement schedule referred to above presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



                                               /s/ PricewaterhouseCoopers LLP
                                               Chartered Accountants
                                               Toronto,  Canada
                                               March 28, 2001

                                IMAX CORPORATION

                           CONSOLIDATED BALANCE SHEETS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
                         (In thousands of U.S. dollars)

                                                                                      AS AT DECEMBER 31,
                                                                                         2000            1999
                                                                                -------------   -------------
ASSETS
Cash and cash equivalents                                                       $      30,908   $      34,573
Investments in marketable debt securities                                               7,529          89,032
Accounts receivable, less allowance for doubtful accounts of $19,774
  (1999 - $5,276)                                                                      34,835          42,619
Net investment in leases (note 6)                                                      77,093         137,005
Inventories (note 7)                                                                   69,910          31,141
Income taxes recoverable                                                                8,830              -
Prepaid expenses                                                                        3,650           2,621
Film assets (note 8)                                                                   29,749          38,453
Fixed assets (note 9)                                                                  89,879          66,897
Other assets (note  10)                                                                32,859          28,232
Deferred income taxes (note 16)                                                        46,345           4,913
Goodwill, net of accumulated amortization of $14,818 (1999 - $11,463)                  60,513          62,751
                                                                                -------------   -------------
   Total assets                                                                 $     492,100   $     538,237
                                                                                =============   =============

LIABILITIES
Accounts payable                                                                $      23,250   $      18,361
Accrued liabilities (note 20)                                                          40,160          34,910
Deferred revenue                                                                      106,427          40,146
Income taxes payable                                                                       -           33,755
Senior notes due 2005 (note 11)                                                       200,000         200,000
Convertible subordinated notes (note 13)                                              100,000         100,000
                                                                                -------------   -------------
   Total liabilities                                                                  469,837         427,172
                                                                                -------------   -------------

COMMITMENTS AND CONTINGENCIES (Notes 15 and 21)

SHAREHOLDERS' EQUITY
Common stock (note 14) - no par value. Authorized - unlimited number.
  Issued and outstanding - 30,051,514 (1999 - 29,757,888)                              60,136          57,471
Retained earnings (deficit)                                                           (38,278)         54,669
Accumulated other comprehensive income (loss)                                             405          (1,075)
                                                                                -------------   -------------

   Total shareholders' equity                                                          22,263         111,065
                                                                                -------------   -------------

   Total liabilities and shareholders' equity                                   $     492,100   $     538,237
                                                                                =============   =============


       (the accompanying notes are an integral part of these consolidated financial statements)

                                IMAX CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
              (In thousands of U.S. dollars, except per share data)


                                                                                  YEARS ENDED DECEMBER 31,
                                                                                2000             1999             1998
                                                                      --------------  ---------------  ---------------
REVENUE
IMAX systems                                                          $      113,226  $       126,826  $       140,874
Digital projection systems                                                    46,356           10,999               -
Films                                                                         41,711           47,227           30,824
Other                                                                         18,179           18,783           18,657
                                                                      --------------  ---------------  ---------------
                                                                             219,472          203,835          190,355
COSTS AND EXPENSES (notes 5, 8 and 9)                                        159,998          106,241          111,784
                                                                      --------------  ---------------  ---------------

GROSS MARGIN                                                                  59,474           97,594           78,571

Selling, general and administrative expenses (notes 5 and 6)                  62,946           36,584           38,777
Research and development                                                       8,732            3,868            2,745
Amortization of intangibles                                                    4,202            2,585            5,948
Loss from equity-accounted investees (note 5)                                  4,811              683            6,763
                                                                      --------------  ---------------  ---------------

EARNINGS (LOSS) FROM OPERATIONS                                              (21,217)          53,874           24,338

Interest income                                                                3,339            9,984            5,320
Interest expense, net of interest capitalized of $1,393 (1999 -
$754; 1998 - $nil)                                                           (21,961)         (21,860)         (14,646)
Impairment of long-term investments (note 10)                                 (4,133)              -                -
Foreign exchange gain (loss)                                                  (1,103)             977              588
                                                                      --------------   --------------  ---------------

EARNINGS (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST                    (45,075)          42,975           15,600
Recovery of (provision for) income taxes (note 16)                            13,238          (16,535)          (9,810)
                                                                      --------------  ---------------  ---------------

EARNINGS (LOSS) BEFORE MINORITY INTEREST                                     (31,837)          26,440            5,790
Minority interest                                                                 -            (1,207)          (1,895)
                                                                      --------------  ---------------  ---------------

EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF
CHANGES IN ACCOUNTING PRINCIPLES                                             (31,837)          25,233            3,895
Extraordinary loss on early retirement of debt,
  net of income tax benefit of $1,588 (note 12)                                   -                -            (2,095)
Cumulative effect of changes in accounting principles,
  net of income tax benefit of $37,286 (note 3)                              (61,110)              -                -
                                                                      --------------  ---------------  ---------------

NET EARNINGS (LOSS)                                                   $      (92,947) $        25,233  $         1,800
                                                                      ==============  ===============  ===============

PER SHARE DATA (note 14):
Earnings (loss) per share - basic:
  Earnings (loss) before extraordinary item and cumulative
    effect of changes in accounting principles                        $        (1.07) $          0.85  $          0.10
  Extraordinary item                                                  $           -   $            -   $         (0.07)
  Cumulative effect of changes in accounting principles               $        (2.05) $            -   $            -
                                                                      --------------- ---------------  ---------------
  Net earnings (loss)                                                 $        (3.11) $          0.85  $          0.03
                                                                      =============== ===============  ===============
Earnings (loss) per share - diluted:
  Earnings (loss) before extraordinary item and cumulative
    effect of changes in accounting principles                        $        (1.07) $          0.83  $          0.09
  Extraordinary item                                                  $           -   $            -   $         (0.06)
  Cumulative effect of changes in accounting principles               $        (2.05) $            -   $            -
                                                                      --------------- ---------------  ---------------
  Net earnings (loss)                                                 $        (3.11) $          0.83  $          0.03
                                                                      =============== ===============  ===============

Pro forma earnings per share data related to accounting change
(note 3)

       (the accompanying notes are an integral part of these consolidated financial statements)

                                IMAX CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
                         (In thousands of U.S. dollars)


                                                                                    YEARS ENDED DECEMBER 31,
                                                                                  2000             1999              1998
                                                                        --------------  ---------------   ---------------
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net earnings (loss)                                                     $      (92,947) $        25,233   $         1,800
Items not involving cash:
   Depreciation, amortization and write-downs (note 17)                         50,628           25,110            45,415
   Loss from equity-accounted investees (note 5)                                 4,811              683             6,763
   Deferred income taxes                                                        (5,300)         (24,249)            5,563
   Impairment of long-term investments (note 10)                                 4,133               -                 -
   Extraordinary loss on early extinguishment of debt                               -                -              2,095
   Cumulative effect of changes in accounting principles (note 3)               61,110               -                 -
   Minority interest                                                                -             1,207             1,895
   Other                                                                            -                10              (259)
Changes in operating assets and liabilities (note 17)                          (76,524)         (30,583)          (60,517)
                                                                        --------------  ---------------   ---------------
Net cash (used in) provided by operating activities                            (54,089)          (2,589)            2,755
                                                                        --------------  ---------------   ---------------

INVESTING ACTIVITIES
Acquisition of Digital Projection International, net of cash
   acquired                                                                       (900)         (25,724)               -
Acquisition of minority interest in Sonics Associates, Inc.                       (295)         (12,740)               -
Net sale (purchase) of investments in marketable securities                     81,503          (29,639)          (32,920)
Purchase of fixed assets                                                       (28,782)         (22,708)          (14,021)
Increase in other assets                                                        (6,190)         (17,402)           (3,982)
                                                                        --------------   --------------    --------------
Net cash provided by (used in) investing activities                             45,336         (108,213)          (50,923)
                                                                        --------------  ---------------   ---------------

FINANCING ACTIVITIES
Issue of 7.875% Senior notes due 2005                                               -                -            200,000
Repurchase of 10% Senior notes due 2001                                             -                -            (67,789)
Deferred charges on debt financing                                                  -                -             (4,852)
Paid-in-capital on stock options granted                                         1,034               -                 -
Class C preferred shares dividends paid                                             -              (365)             (386)
Common shares issued                                                             1,442            2,235             2,632
Redemption of Class C preferred shares                                              -                -             (2,178)
                                                                        --------------  ---------------   ---------------
Net cash provided by financing activities                                        2,476            1,870           127,427
                                                                        --------------  ---------------   ---------------

Effects of exchange rate changes on cash                                         2,612              (61)              238
                                                                        --------------  ---------------   ---------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS DURING THE YEAR                (3,665)        (108,993)           79,497
Cash and cash equivalents, beginning of year                                    34,573          143,566            64,069
                                                                        --------------  ---------------   ---------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                  $       30,908  $        34,573   $       143,566
                                                                        ==============  ===============   ===============



       (the accompanying notes are an integral part of these consolidated financial statements)

                                IMAX CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
                         (In thousands of U.S. dollars)


                                          NUMBER OF
                                           COMMON                                    ACCUMULATED
                                           SHARES                     RETAINED          OTHER            TOTAL
                                         ISSUED AND      CAPITAL      EARNINGS      COMPREHENSIVE    SHAREHOLDERS'    COMPREHENSIVE
                                         OUTSTANDING      STOCK       (DEFICIT)     INCOME (LOSS)       EQUITY        INCOME (LOSS)
                                        ------------   ----------   -----------    --------------    -------------   ---------------

BALANCE AT DECEMBER 31, 1997              29,115,418   $   52,604   $    28,642    $     (129)      $   81,117               -

Issuance of common stock                     362,966        2,632            -             -             2,632               -
Accrual of preferred dividends                    -            -           (171)           -              (171)              -
Accretion of discount on preferred
  shares                                          -            -           (183)           -              (183)              -
Premium paid on early redemption
  of Class C Preferred shares                     -            -           (652)           -              (652)              -
Net earnings                                      -            -          1,800            -             1,800            1,800
Foreign currency translation
  adjustments, net of income
  taxes of $nil                                   -            -             -            (97)             (97)             (97)
                                        ------------   ----------   -----------    --------------    -------------   ---------------
                                                                                                                     $    1,703
                                                                                                                     ===============
BALANCE AT DECEMBER 31, 1998              29,478,384       55,236        29,436          (226)          84,446               -

Issuance of common stock                     279,504        2,235            -             -             2,235               -
Net earnings                                      -            -         25,233            -            25,233           25,233
Unrealized loss on available-
  for-sale security, net of
  income taxes of $nil                            -            -             -           (867)            (867)            (867)
Foreign currency translation
  adjustments, net of income
  taxes of $nil                                   -            -             -             18               18               18
                                        ------------   ----------   -----------    --------------    -------------   ---------------
                                                                                                                     $   24,384
                                                                                                                     ===============
BALANCE AT DECEMBER 31, 1999              29,757,888       57,471        54,669        (1,075)         111,065               -

Issuance of common stock                     293,626        1,631            -             -             1,631               -
Adjustment in paid-in-capital
   for stock options granted                      -         1,034            -             -             1,034               -
Net loss                                          -            -        (92,947)           -           (92,947)         (92,947)
Net adjustment on available-
   for-sale security, net of
   income tax benefit of $123                     -            -             -            586              586              586
Foreign currency translation
  adjustments, net of income
  taxes of $nil                                   -            -             -            894              894              894
                                        ------------   ----------   -----------    --------------    -------------   ---------------
BALANCE AT DECEMBER 31, 2000              30,051,514   $   60,136   $   (38,278)   $      405       $   22,263       $  (91,467)
                                        ============   ==========   ===========    =============-   ==============   ===============

Components of accumulated other comprehensive income (loss) consist of :


                                      December 31, 2000            December 31, 1999           December 31, 1998
                                     ------------------           ------------------           -----------------
Foreign currency
   translation adjustments                 $        686                $        (208)                $      (226)
Unrealized gain (loss) on
   available-for-sale security                     (281)                        (867)                         -
                                    -------------------           ------------------          ------------------
Accumulated other comprehensive
   income (loss)                           $        405                $      (1,075)                $      (226)
                                    ===================          ===================          ==================


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


1.    DESCRIPTION OF THE BUSINESS

      IMAX Corporation provides a wide range of products and services to the network of IMAX theaters. The principal activities of the Company are:

         o the design, manufacture and marketing of proprietary projection and sound systems for IMAX theaters principally owned and operated by institutional and commercial customers located in 28 countries as of December 31, 2000;

         o the development, production, post-production and distribution of films shown in the IMAX theater network;

         o the operation of certain IMAX theaters located primarily in the United States;

         o the provision of other services to the IMAX theater network including designing and manufacturing IMAX camera equipment for rental to filmmakers and providing ongoing maintenance services for the IMAX projection and sound systems; and

         o the design, manufacture and marketing of digital projection systems following the acquisition of Digital Projection International on September 3, 1999.

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

(b)  INVESTMENTS

     Investments in marketable debt and equity securities categorized as available-for-sale securities are carried at fair value with unrealized gains or losses included in other comprehensive income (loss). Investments in marketable debt securities categorized as held-to-maturity securities are carried at amortized cost. Investments in joint ventures are accounted for by the equity method of accounting under which consolidated net earnings include the Company's share of earnings or losses of the investees. A loss in value of an investment, which is other than a temporary decline, is recognized as a charge to consolidated net earnings.

(c)  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

(d)  INVENTORIES

     Inventories are carried at the lower of cost, determined on a first-in, first-out basis, and net realizable value. Finished goods and work-in-process include the cost of raw materials, direct labor and an applicable share of manufacturing overhead costs.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

(e)  FILM ASSETS

     Costs of producing films, including capitalized interest, and costs of acquiring film rights are recorded as film assets. The film assets are amortized using the individual-film forecast method as prescribed by AICPA Statement of Position 00-2, "Accounting by Producers or Distributors of Films" ("SOP 00-2") whereby film costs are amortized in the same ratio that current gross revenues bear to anticipated total future gross revenues. Estimates of anticipated total gross revenues are reviewed regularly by management and revised where necessary to reflect more current information.

     The recoverability of film costs is dependent upon commercial acceptance of the films. If events or circumstances indicate that the fair value of a film is less than the unamortized film costs, the film is written down to fair value by a charge to consolidated net earnings.

     Film exploitation costs, including advertising costs, are expensed as incurred.

(f)  FIXED ASSETS

     Fixed assets are stated at cost and are depreciated on a straight-line basis over their estimated useful lives as follows:

        Projection equipment                -   10 to 15 years
        Camera equipment                    -   5 to 10 years
        Buildings                           -   20 to 25 years
        Office and production equipment     -   3 to 5 years
        Leasehold improvements              -   Over the term of the
                                                  underlying leases

(g)  OTHER ASSETS

     Other assets include an investment in Mainframe Entertainment, Inc. ("Mainframe"), patents, trademarks and other intangibles, investments in equity-accounted investees, capitalized computer software, defined pension plan intangibles and deferred charges on debt financing.

     Patents, trademarks and other intangibles are recorded at cost and are amortized on a straight-line basis over estimated useful lives ranging from 10 to 13 years.

     Application development costs of computer software for internal use by the Company are capitalized. Amortization commences when the software is available for use, on a straight-line basis over their estimated useful lives ranging from 3 to 5 years.

     Costs of debt financing are deferred and amortized over the term of debt.

(h)  GOODWILL

     Goodwill represents the excess of the purchase price of acquired businesses over the fair value of net assets acquired. Goodwill is amortized on a straight-line basis over its estimated life ranging from 20 years to 25 years. The carrying value of goodwill is periodically reviewed by the Company and impairments are recognized in earnings when the undiscounted expected future operating cash flows derived from the acquired businesses are less than the carrying value.

(i)  DEFERRED REVENUE

     Deferred revenue comprises cash received under system contracts, film production contracts, film exhibition contracts and other contracts not yet recognized as revenue.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

(j)  INCOME TAXES

     Income taxes are accounted for under the asset and liability method whereby deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period in which the change occurs. Investment tax credits are recognized as a reduction of income tax expense in the year the credit is earned.

(k)  REVENUE RECOGNITION

     SALES-TYPE LEASES OF THEATER SYSTEMS

     Theater system leases that transfer substantially all of the benefits and risks of ownership to customers are classified as sales-type leases as a result of meeting the criteria established by Statement of Financial Accounting Standards No. 13 ("FAS 13"). Lease payments include initial rentals, which are fixed in amount, and additional rentals, which are equal to the greater of a percentage of ongoing theater admissions revenue and a minimum annual amount. "Minimum lease payments" include the initial rentals and minimum additional rental amounts. Additional rentals in excess of minimum annual amounts are recognized as revenue when the contracted portion of theater admissions due to the Company reported by theater operators exceed the minimum amounts, provided that collection is reasonably assured.

     Cash installments of initial rents received in advance of the time at which installation is complete are recorded as deferred revenue. The associated costs of constructing the systems not yet recognized as revenue are included in inventories.

     As described in note 3, effective January 1, 2000, revenue associated with the present value of minimum lease payments is recognized when installation of the theater system is complete. Prior to January 1, 2000, the Company recognized such revenue at the time of delivery of the theater system.

     OPERATING LEASES OF THEATER SYSTEMS

     Leases that do not transfer substantially all of the benefits and risks of ownership to the customer are classified as operating leases. For these leases, minimum lease payments are recognized as revenue on a straight-line basis over the lease term. Additional rentals in excess of minimum annual amounts are recognized as revenue when the contracted portion of theater admissions due to the Company reported by theater operators exceed the minimum amounts, provided that collection is reasonably assured.

     SALES OF THEATER SYSTEMS

     Revenue from the sales of theater systems is recognized when all of the following criteria are met: persuasive evidence of an agreement exists; the price is fixed or determinable; title passes to the customer; installation of the system is complete; and collection is reasonably assured. Prior to January 1, 2000, the Company recognized such revenue on the same basis, except that the time of delivery was used instead of the time when installation was complete.

     SALE OF DIGITAL PROJECTION SYSTEMS

     Revenue from the sales of digital projection systems is recognized when all of the following criteria are met: persuasive evidence of an agreement exists; the price is fixed or determinable; the system is delivered; title passes to the customer; and collection is reasonably assured.

     MAINTENANCE AND OTHER SERVICES

     Maintenance revenues are recognized on a straight-line basis over the maintenance period. Revenues from post-production film services are recognized when the service has been completed. Revenues on camera rentals are recognized over the period the camera is used. Theater admission revenues are recognized on the date of the performance. Other service revenues are recognized when the services are performed.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

     FILM PRODUCTION AND DISTRIBUTION

     In accordance with SOP 00-2, the Company recognizes revenue from licensing of films when the film is complete and has been delivered, the license period has begun, the fee is fixed or determinable and collection is reasonably assured. Where the license fees are based on a share of the customer's revenue, and all other revenue recognition criteria mentioned in the preceding sentence are met, the Company recognizes revenue as the customer exhibits the film.

(l)  RESEARCH AND DEVELOPMENT

     Research and development expenditures are expensed as incurred.

(m)  FOREIGN CURRENCY TRANSLATION

     Monetary assets and liabilities of the Company's operations, which are denominated in currencies other than the functional currency, are translated into the functional currency at the exchange rates prevailing at the end of the period. Non-monetary items are translated at historical exchange rates. Revenue and expense transactions are translated at exchange rates prevalent at the transaction date. Such exchange gains and losses are included in the determination of net earnings in the period in which they arise. For foreign subsidiaries with functional currencies other than the U.S. dollar, all assets and liabilities are translated at the year end exchange rates and all revenue and expense items are translated at the average rate for the period, with exchange differences arising on translation accumulated in other comprehensive income (loss).

(n)  STOCK-BASED COMPENSATION

     The Company accounts for stock-based compensation under the intrinsic value method set out in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations and has made pro forma disclosures of net earnings and earnings per share in note 14 as if the methodology prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", had been adopted.

(o)  DEFINED PENSION PLAN

     Defined pension plan liabilities are recorded as the excess of the accumulated benefit obligation over the fair value of plan assets. Assumptions used in computing benefit obligations are regularly reviewed by management and adjusted to market conditions. Prior service costs resulting from plan inception or amendments are amortized over the expected future service of the employees while current service costs are expensed when earned.


3.   CHANGES IN ACCOUNTING POLICIES

(a) SEC STAFF ACCOUNTING BULLETIN NO. 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS"

     In preparing its financial statements for the year ended December 31, 2000, the Company reviewed its revenue recognition accounting policies in the context of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which is applicable for the Company's quarter ended December 31, 2000. In accordance with the interpretive guidance of SAB 101, the Company, effective January 1, 2000, recognizes revenue on theater systems, whether pursuant to sales-type leases or sales, at the time that installation is complete. Prior to January 1, 2000, the Company recognized revenue from sales-type leases and sales of theater systems at the time of delivery.

     The effect of applying this change in accounting principle is a fiscal 2000 non-cash charge of $54.5 million, net of income taxes of $33.4 million, or $1.83 per share, representing the cumulative impact on retained earnings as at December 31, 1999.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)

3.   CHANGE IN ACCOUNTING POLICIES - (CONTINUED)

     The following are pro forma amounts as if SAB 101 had been applied during all years presented:

                                                           2000                1999                   1998
                                                     ----------          ----------            -----------
     Revenue                                         $  219,472          $  166,617            $   144,437
     Earnings (loss) before extraordinary item       $  (31,837)         $    7,655            $   (15,487)
       Basic earnings (loss) per share               $    (1.07)         $     0.26            $     (0.56)
       Diluted earnings (loss) per share             $    (1.07)         $     0.25            $     (0.56)
     Net Earnings (loss)                             $  (31,837)         $    7,655            $   (17,582)
       Basic earnings (loss) per share               $    (1.07)         $     0.26            $     (0.63)
       Diluted earnings (loss) per share             $    (1.07)         $     0.25            $     (0.63)


(b) AICPA STATEMENT OF POSITION 00-2, "ACCOUNTING BY PRODUCERS OR DISTRIBUTORS OF FILMS"

     Effective January 1, 2000, the Company adopted SOP 00-2. Prior to January 1, 2000, revenues associated with the licensing of films were recognized in accordance with Statement of Financial Accounting Standard No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films" ("FAS 53") and exploitation costs were capitalized and amortized. As a result of adopting SOP 00-2, the Company has recorded a non-cash charge of $6.6 million, net of income taxes of $3.9 million, or $0.22 per share, to fiscal 2000 earnings, representing the cumulative impact on retained earnings as at December 31, 1999.



4.   ACQUISITIONS

(a) On September 3, 1999, the Company acquired all of the common and preferred shares of Digital Projection International, ("DPI") a designer and manufacturer of digital image delivery systems. The transaction has been accounted for as a purchase and the assets acquired and the liabilities assumed were recorded at their estimated fair market value. The purchase price of approximately $27.3 million was paid with approximately $25.5 million of cash and 100,000 shares of the Company, valued at approximately $1.8 million, to be issued to former shareholders of DPI over the next five years. In addition, the purchase price was subject to a valuation adjustment with the vendors to a maximum of an additional $1.5 million, for which funds were placed in escrow by the Company.

     The purchase price has been allocated to assets and liabilities acquired to record them at their estimated fair values at September 3, 1999 as follows:

         Cash                                                $    1,526
         Accounts receivable                                      3,867
         Inventory                                                6,654
         Fixed assets                                             3,056
         Other assets                                             4,000
         Accounts payable and accrued liabilities               (12,013)
         Deferred income tax                                      1,783
         Goodwill                                                18,377
                                                             -----------
                                                             $   27,250
                                                             ===========

     In 2000, the Company recorded an increase of $2.7 million to goodwill in finalizing the purchase allocation and the additional amounts arising under the escrow arrangements.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)


4.   ACQUISITION - (CONTINUED)

(b) On October 1, 1999, the Company acquired the remaining 49% interest of Sonics Associates, Inc. ("Sonics"), not owned by the Company. Sonics is the provider of sound systems for the Company's theater systems. The purchase price of $12.7 million in cash was paid to Sonics management to acquire its minority interest which had a carrying value of $6.0 million and effecting an increase in goodwill of $6.7 million. The purchase agreement also provides for an additional earn out amount to be paid to the former shareholders over the period 2000 to 2004.

     The Company increased goodwill in 2000 by $295,000 to account for the guaranteed earn-out amount paid to the former shareholders. In 2000, no compensation costs were recognized for the earn-out.


5.   RATIONALIZATION OF MOTION SIMULATION AND ATTRACTIONS BUSINESS

     In 1998, the Company rationalized its motion simulation and attraction business and recorded costs and expenses of $13.3 million as follows: a) amortization of intangibles of $3.3 million for the write-off of the goodwill; b) costs and expenses of $1.4 million for the write-down of three participating joint venture operations, $3.7 million for the write-down of film assets, $768,000 for the write-down of inventory and $1.1 million for the write-down of fixed assets, and $950,000 for other liabilities; c) selling, general and administrative expense of $1.7 million related to a provision for doubtful accounts and $201,000 for severance. In addition, in 1999 the Company recorded a loss from equity-accounted investees of $543,000 for the write-down of the Company's interest in the joint venture and a deferred income tax asset valuation adjustment of $875,000.

     Included in loss from equity-accounted investees for 1998 is a charge of $4.2 million to write-down the Company's investment in the Forum Ride Associates joint venture.

     The Company has guaranteed up to $4.0 million of a term loan undertaken by the Forum Ride Associates joint venture. The term loan, which matures in January 2009, is collateralized by the assets of the joint venture. In 2000, the Company recorded a provision of $4.0 million representing the estimated funding required under its debt guarantee.


6.   LEASES

(a)  NET INVESTMENT IN LEASES

     The Company enters into sales-type leases, for which the customer makes initial rental payments and additional rental payments with contracted minimums, which are generally indexed with inflation. The Company's net investment in sales-type leases comprises:

                                                                                               2000             1999
                                                                                       ------------     ------------
     Gross minimum lease amounts receivable                                            $    174,124     $    211,838
     Accumulated allowance for uncollectible amounts                                         (6,813)            (302)
                                                                                       ------------     ------------
     Gross minimum lease amounts receivable, net of allowance                               167,311          211,536
     Residual value of equipment                                                              2,223            6,325
     Unearned finance income                                                                (92,441)         (80,856)
                                                                                       ------------     ------------
     Present value of net minimum lease amounts receivable                             $     77,093     $    137,005
                                                                                       ============     ============


 (b) RENTAL AMOUNTS

     Revenue includes annual rental amounts comprised of the following:


                                                                         2000             1999            1998
                                                               --------------   --------------   -------------
   Minimum rental amounts on operating leases                  $          879   $          875   $         910
   Additional rentals in excess of minimum amounts, on
     operating and sales-type leases                                    4,611            5,646           4,100
   Finance income on sales-type leases                                  6,607            5,228           5,144
                                                               --------------   --------------   -------------
                                                               $       12,097   $       11,749   $      10,154
                                                               ==============   ==============   =============

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)


6.   LEASES - (CONTINUED)

     The estimated amount of gross minimum rental amounts receivable from operating and sales-type leases at December 31, 2000, for each of the next five years is as follows:

                    2001                                        $   11,765
                    2002                                            12,984
                    2003                                            12,891
                    2004                                            13,019
                    2005                                            11,805
                    Thereafter                                     114,750
                                                                ----------
                                                                $  177,214
                                                                ==========

(C)  PROVISION FOR UNCOLLECTIBLE AMOUNTS

     Included in selling, general and administrative expenses for 2000 is a provision for uncollectible amounts of $11.5 million (1999 - $nil, 1998
     - $nil) for net investment in leases and related accounts receivable.


7.   INVENTORIES

                                                        2000               1999
                                             ---------------    ---------------
     Raw materials                           $        16,037    $        16,831
     Work-in-process                                  11,963             11,974
     Finished goods                                   41,910              2,336
                                             ---------------    ---------------
                                             $        69,910    $        31,141
                                             ===============    ===============

     Finished goods at December 31, 2000 include $29.6 million in theater systems delivered to customers where installation was not complete.


8.   FILM ASSETS

                                                        2000               1999
                                             ---------------    ---------------
     Completed and released films, net of
       accumulated amortization              $        12,884    $        27,775
     Development costs                                 1,452              2,301
     Films in production                              15,413              8,377
                                             ---------------    ---------------
                                             $        29,749    $        38,453
                                             ===============    ===============


     Included in costs and expenses for 2000 and 1998 are charges of $8.6 million and $22.7 million, respectively, to reflect write-downs of unamortized film costs.

     Included in net loss for 2000 is a pre-tax charge of $10.5 million as a result of the Company's adoption of SOP 00-2 (see note 3).

     The percentage of unamortized film costs for released films that the Company expects to amortize within three years from December 31, 2000 amounts to 95%. The amount of accrued participation liabilities that the Company expects to pay during 2001 is $979,000.

     Film assets include $843,000 of interest capitalized in 2000 (1999 - $204,000; 1998 - $nil).

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)



9.   FIXED ASSETS

                                                                                    2000
                                                      -------------------------------------------------------------
                                                                                  ACCUMULATED                   NET
                                                                   COST          DEPRECIATION            BOOK VALUE
                                                      -----------------     -----------------     -----------------
     Equipment leased or held for use
         Projection equipment                         $          44,375      $         12,547     $          31,828
         Camera equipment                                        10,447                 7,388                 3,059
                                                      -----------------     -----------------     -----------------
                                                                 54,822                19,935                34,887
                                                      -----------------     -----------------     -----------------
     Assets under construction                                    3,936                    -                  3,936
                                                      -----------------     -----------------     -----------------

     Other fixed assets
         Land                                                     1,949                    -                  1,949
         Buildings                                               16,653                 3,571                13,082
         Office and production equipment                         34,863                22,163                12,700
         Leasehold improvements                                  32,116                 8,791                23,325
                                                      -----------------     -----------------     -----------------
                                                                 85,581                34,525                51,056
                                                      -----------------     -----------------     -----------------
                                                      $         144,339     $          54,460     $          89,879
                                                      =================     =================     =================


                                                                                    1999
                                                      -------------------------------------------------------------
                                                                                  ACCUMULATED                   NET
                                                                   COST          DEPRECIATION            BOOK VALUE
                                                      -----------------     -----------------     -----------------
     Equipment leased or held for use
         Projection equipment                         $          21,085      $         10,313     $          10,772
         Camera equipment                                        13,760                 3,749                10,011
                                                      -----------------     -----------------     -----------------
                                                                 34,845                14,062                20,783
                                                      -----------------     -----------------     -----------------
     Assets under construction                                    5,638                    -                  5,638
                                                      -----------------     -----------------     -----------------

     Other fixed assets
         Land                                                     2,431                    -                  2,431
         Buildings                                               16,536                 2,949                13,587
         Office and production equipment                         27,271                15,487                11,784
         Leasehold improvements                                  13,610                   936                12,674
                                                      -----------------     -----------------     -----------------
                                                                 59,848                19,372                40,476
                                                      -----------------     -----------------     -----------------
                                                      $         100,331     $          33,434     $          66,897
                                                      =================     =================     =================

     Fixed assets include $550,000 of interest capitalized in 2000 (1999
     - $550,000, 1998 - $nil).

     Included in costs and expenses for 2000 is an impairment provision of $2.6 million on camera equipment. The impairment results from technological developments and declining rental revenues. The camera equipment was written down to the discounted expected future cash flows from rentals. In 2000, the Company has also recognized in costs and expenses an impairment provision of $8.6 million on fixed assets used in certain under-performing owned and operated theaters. These fixed assets were written down to estimated fair value based on the discounted expected future cash flows of the theaters.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)


10.  OTHER ASSETS

                                                                                                2000             1999
                                                                                     ---------------  ---------------
     Investment in Mainframe Entertainment, Inc.                                     $         7,679  $        10,732
     Patents, trademarks and other intangibles                                                 6,479            5,872
     Investments in equity-accounted investees                                                 1,462            1,797
     Computer software                                                                         1,135            1,353
     Deferred charges on debt financing                                                        4,717            5,930
     Pension asset, representing unrecognized prior service costs                              8,489               -
     Other assets                                                                              2,898            2,548
                                                                                     ---------------  ---------------
                                                                                     $        32,859  $        28,232
                                                                                     ===============  ===============

     The investment in Mainframe consists of a 19% investment in common shares and an investment in 6% convertible debentures maturing June 1, 2004.

     Included in net loss for 2000 is a charge of $3.1 million to reflect a write-down for the impairment of the common share investment in Mainframe and a charge of $1.0 million to reflect a write-down of other investments.


11.  SENIOR NOTES DUE 2005

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

     The 7.875% Senior Notes Indenture contains covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends or make other distributions, make certain investments, create certain liens, engage in certain transactions with affiliates, engage in sale and leaseback transactions, engage in mergers, consolidations or the transfer of all or substantially all of the assets of the Company. The 7.875% Senior Notes are subject to redemption by the Company, in whole or in part, at any time on or after December 1, 2002, at redemption prices expressed as percentages of the principal amount for each 12-month period commencing December 1 of the years indicated: 2002 - 103.938%, 2003 - 101.969%, 2004 and thereafter - 100.000% together with interest accrued thereon to the redemption date. Until December 1, 2001, up to 35% of the aggregate principal amount of the Senior Notes may be redeemed by the Company using the net proceeds of a public offering of common shares of the Company or certain other equity placements, at a redemption price of 107.875%, together with accrued interest thereon. The Company may also redeem the Senior Notes, in whole or in part, at any time prior to December 1, 2002, at a redemption price equal to 100% of the principal amount plus a "make-whole premium" calculated in reference to the redemption price on the first date that the Senior Notes may be redeemed by the Company plus accrued interest to, but excluding, the redemption date. If certain changes result in the imposition of withholding taxes under Canadian law, the 7.875% Senior Notes are subject to redemption at the option of the Company, in whole but not in part, at a redemption price of 100% of the principal amount thereof plus accrued interest to the date of redemption. In the event of a change in control, holders of the Senior Notes may require the Company to repurchase all or part of the Senior Notes at a price equal to 101% of the principal amount thereof plus accrued interest to the date of repurchase.

     Interest expense on the 7.875% Senior Notes amounted to $15.8 million in 2000 (1999 - $15.8 million, 1998 - $1.2 million).

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)


12.  SENIOR NOTES DUE 2001

     In 1998, the Company redeemed its 10% Senior Notes due 2001 for cash of $67.8 million, which resulted in an extraordinary pre-tax loss of $3.7 million. Interest expense on the 10% Senior Notes amounted to $6.7 million in 1998.


13.  CONVERTIBLE SUBORDINATED NOTES

     In April 1996, the Company issued $100 million of Convertible Subordinated Notes due April 1, 2003 bearing interest at 5.75% payable in arrears on April 1 and October 1. The Subordinated Notes, subordinate to present and future senior indebtedness of the Company, are convertible into common shares of the Company at the option of the holder at a conversion price of $21.406 per share (equivalent to a conversion rate of 46.7154 shares per $1,000 principal amount of Subordinated Notes) at any time prior to maturity.

     The Subordinated Notes are redeemable at the option of the Company on or after April 1, 1999 at redemption prices expressed as percentages of the principal amount (2001 - 101.643%, 2002 - 100.821%) plus accrued interest. The Subordinated Notes may only be redeemed by the Company between April 1, 1999 and April 1, 2001 if the last reported market price of the Company's common shares is equal to or greater than $30 per share for any 20 of the 30 consecutive trading days prior to the notice of redemption. The Subordinated Notes may be redeemed at any time on or after April 1, 2001 without limitation.

     Interest expense related to the Convertible Subordinated Notes was $5.8 million in each of the years ended December 31, 2000, 1999 and 1998.


14.  CAPITAL STOCK

(a)  AUTHORIZED

     The authorized capital of the Company consists of an unlimited number of common shares and an unlimited number of Class C preferred shares issuable in two series.

     The following is a summary of the rights, privileges, restrictions and conditions of each of the classes of shares.

     REDEEMABLE CLASS C PREFERRED SHARES, SERIES 1

     The holders of Class C Series 1 preferred shares are entitled to a cumulative dividend at the rate of 7% to 10% per annum under certain conditions on the issue price of Canadian $100 per share.

     Except as otherwise required by law, the holders of Class C Series 1 preferred shares are not entitled to vote at any meeting of the shareholders.

     Notice of redemption for all outstanding Class C Series 1 preferred shares was delivered on December 29, 1998 and all outstanding shares were redeemed on January 21, 1999.

     REDEEMABLE CLASS C PREFERRED SHARES, SERIES 2

     The Class C Series 1 preferred shares may be converted at any time in whole upon a resolution of the directors of the Company into the same number of Class C Series 2 preferred shares. The terms of the Series 2 shares shall be identical to the Class C Series 1 shares except that the holders of Class C Series 2 shares will be entitled to such number of votes as the directors determine subject to a maximum of six percent of the votes attaching to all voting shares of the Company outstanding immediately following the conversion.

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


14.  CAPITAL STOCK- (CONTINUED)


(b)  CHANGES DURING THE PERIOD

     In 2000, the Company issued 281,300 common shares pursuant to the exercise of stock options for cash proceeds of $1.4 million, 10,658 common shares with a value of $189,000 related to the DPI acquisition (see note 4) and 1,668 common shares under the terms of an employment contract with an ascribed value of $28,000.

     In 1999, the Company issued 277,838 common shares pursuant to the exercise of stock options for cash proceeds of $2.2 million and 1,666 common shares were issued under the terms of an employment contract with an ascribed value of $28,000.

     In 1998, the Company issued 361,300 common shares pursuant to the exercise of stock options for cash proceeds of $2.6 million and 1,666 common shares were issued under the terms of an employment contract with an ascribed value of $27,000.

 (c) SHARES HELD BY A SUBSIDIARY

     Issued common shares held by a subsidiary of the Company amounted to nil at December 31, 2000 (1999 - 148,000, 1998 - 213,000). During 2000,
     148,000 (1999 - 65,000, 1998 - nil) common shares held by this subsidiary were sold to a former employee of the Company in connection with the exercise of a stock option grant for cash proceeds of $32,000 (1999 - $14,000, 1998 - $nil).

(d)  STOCK OPTIONS

     The Company has reserved a total of 8,522,550 common shares for future issuance as follows:

     (i) 166,744 common shares have been reserved for issuance pursuant to stock options granted to a former officer of the Company, at an exercise price equivalent to Canadian $0.32 per share and expire on September 1, 2002. These options are fully vested.

     (ii) 15,008 common shares have been reserved for issuance pursuant to stock options granted at an exercise price equivalent to Canadian $1.59 per share, which options are fully vested and expire on April 8, 2004.

     (iii) 8,340,798 common shares remain reserved for issuance under the Stock Option Plan, of which options in respect of 8,071,072 common shares are outstanding at December 31, 2000. The options granted under the Stock Option Plan generally vest over a five-year period and expire 10 years from the date granted. At December 31, 2000, options in respect of 3,269,728 common shares were vested and exercisable.

                                                                                              WEIGHTED
                                                                                     AVERAGE EXERCISE PRICE PER
                                                         NUMBER OF SHARES                      SHARE
                                              ----------------------------------   -------------------------------
                                                    2000        1999        1998        2000       1999       1998
                                              ----------  ----------  ----------   ---------  ---------  ---------
     Options outstanding, beginning of year    5,157,400   3,327,300   2,005,600   $   20.18  $   19.38  $   14.55
     Granted                                   3,224,972   2,225,000   1,815,500       24.25      20.32      22.58
     Exercised                                  (131,300)   (201,638)   (335,900)       9.06      10.82       7.14
     Forfeited                                  (180,000)   (193,262)   (157,900)      26.17      18.09      19.56
                                              ----------  ----------  ----------
     Options outstanding, end of year          8,071,072   5,157,400   3,327,300       21.91      20.18      19.38
                                              ==========  ==========  ==========

     The following table summarizes certain information in respect of options outstanding under the Stock Option Plan as at December 31, 2000:


                                           NUMBER OF SHARES
                              ----------------------------------------
        RANGE OF EXERCISE                                                    AVERAGE EXERCISE     AVERAGE REMAINING
        PRICES PER SHARE           OUTSTANDING             VESTED            PRICE PER SHARE             TERM
     --------------------     ------------------    -----------------        ----------------     -----------------
     $    5.00 - $   9.99                271,300              249,300         $      6.56              4 1/2 Years
     $   10.00 - $  14.99                 46,000               32,000               11.82              5     Years
     $   15.00 - $  19.99              1,385,100            1,187,300               17.55              8     Years
     $   20.00 - $  24.99              4,605,872            1,519,028               22.28              8 1/2 Years
     $   25.00 - $  28.99              1,762,800              282,100               27.00              9     Years
                              ------------------    -----------------
      Total                            8,071,072            3,269,728               21.91              8 1/2 Years
                              ==================    =================

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)


14.  CAPITAL STOCK - (CONTINUED)

 (e) EARNINGS PER SHARE

                                                                              2000                1999                1998
                                                                      ------------       -------------         ------------
     Net earnings (loss) applicable to common shareholders:
     Earnings (loss) before extraordinary loss and cumulative
       effect of changes in accounting principles                     $    (31,837)      $      25,233         $      3,895
     Less: accrual of preferred dividends                                        -                   -                 (171)
           accretion of discount of preferred shares                             -                   -                 (183)
           premium paid on early redemption of preferred shares                  -                   -                 (652)

                                                                      ------------       -------------         ------------
                                                                           (31,837)             25,233                2,889
                                                                      ============       =============         ============
     Extraordinary loss on the early redemption of debt,
       net of income tax benefit of $1,588                                       -                   -               (2,095)
     Cumulative effect of changes in accounting principles,
       net of income tax benefit of $37,286                                (61,110)                  -                    -
                                                                      ------------       -------------         ------------
                                                                      $    (92,947)      $      25,233          $       794
                                                                      ============       =============         ============
     Weighted average number of common shares:
     Issued and outstanding at beginning of year                        29,757,888          29,478,384           29,115,418
     Weighted average number of shares
       issued in the year                                                  116,227             137,404              165,175
                                                                      ------------       -------------         ------------
     Weighted average number of shares used in computing
       basic earnings (loss) per share                                  29,874,115          29,615,788           29,280,593
     Assumed exercise of stock options, net of
       shares assumed                                                            -             897,590            1,192,975
     Assumed conversion of Convertible Subordinated
       Notes                                                                     -           1,167,855                    -
                                                                      ------------       -------------         ------------
     Weighted average number of shares used in computing
       diluted earnings (loss) per share                                29,874,115          31,681,233           30,473,568
                                                                      ============       =============         ============

     The calculation of diluted loss per share for 2000 excludes options to purchase common shares of stock which were outstanding during 2000, and common shares issuable upon conversion of the Convertible Subordinated Notes.

     If the methodology prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", had been adopted by the Company, pro forma results would have been as follows:

                                                                              2000                1999                 1998
                                                                      ------------       -------------         ------------
     Net earnings (loss)                                                 $ (99,314)           $ 20,362             $ (2,828)
     Earnings (loss) per share:
        Basic                                                            $   (3.32)           $   0.69             $  (0.13)
        Diluted                                                          $   (3.32)           $   0.64             $  (0.13)

     The weighted average fair value of common share options granted in 2000 at the time of grant is $24,108,000 (1999 - $14,672,000, 1998 - $11,707,000).
     The fair value of common share options granted is estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, a risk free interest rate of 6% (1999 - 6%, 1998 - 5%), expected life of five years and expected volatility of 40% through October 12, 2000 and 200% thereafter due to the significant fluctuations in the stock price.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)


15.  COMMITMENTS

(a) Total minimum annual rental payments under operating leases for premises are as follows:

                      2001                                $  5,988
                      2002                                   5,765
                      2003                                   5,614
                      2004                                   5,368
                      2005                                   2,743
                      Thereafter                            17,924
                                                          --------
                                                          $ 43,402
                                                          ========

     Rent expense was $5.5 million for 2000 (1999 - $2.9 million, 1998 - $1.5 million).

(b) The Company is party to an agreement with the Toronto-Dominion Bank with respect to a working capital facility. The Bank has made available to the Company a revolving loan in an aggregate amount up to Canadian $10 million or its U.S. dollar equivalent. Loans made under the working capital facility bear interest at the prime rate of interest per annum for Canadian dollar denominated loans and, for U.S. dollar denominated loans, at the U.S. base rate of interest established by the Bank. These loans are repayable upon demand. At December 31, 2000, the Company had Canadian $9.4 million or its U.S. dollar equivalent in letters of credit outstanding and Canadian $580,000 or the equivalent U.S. dollars available for use under this facility. No commitment fees are payable on this facility.

     The Company's primary operating headquarters is subject to a collateral charge in favor of The Toronto-Dominion Bank in connection with the working capital facility.

16.  INCOME TAXES

(a) Earnings (loss) before income taxes and minority interest by tax jurisdiction comprise the following:

                                                                2000                 1999               1998
                                                           ---------             --------           --------
     Canada                                                $ (31,884)            $ 36,774           $ 16,481
     United States                                            (8,008)               6,693             (5,439)
     Japan                                                       338                  498              1,475
     Other                                                    (5,521)                (990)             3,083
                                                           ---------             --------           --------
                                                           $ (45,075)            $ 42,975           $ 15,600
                                                           =========             ========           ========

 (b) The recovery of (provision for) income taxes related to income before extraordinary item and cumulative changes in accounting principles comprises the following:

                                                                2000                 1999               1998
                                                           ---------             --------           --------
     Current:
       Canada                                              $   8,167           $ (38,719)           $ (1,647)
       Foreign                                                  (229)             (2,065)             (2,600)
                                                           ---------             --------           --------
                                                               7,938             (40,784)             (4,247)
                                                           ---------             --------           --------
     Deferred:
       Canada                                                  1,915              24,874              (6,944)
       Foreign                                                 3,385                (625)              1,381
                                                           ---------            --------            --------
                                                               5,300              24,249              (5,563)
                                                           ---------            --------            --------
                                                           $  13,238           $ (16,535)           $ (9,810)
                                                           =========            ========            ========

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)

16.  INCOME TAXES - (CONTINUED)

 (c) The recovery of (provision for) income taxes before extraordinary item and cumulative changes in accounting principles differs from the amount that would have resulted by applying the combined Canadian federal and Ontario provincial statutory income tax rates (43.95%) to earnings as described below:

                                                                            2000            1999              1998
                                                                       ---------       ---------          --------
     Income tax recovery (expense) at combined statutory rates          $ 19,810       $ (19,175)         $ (6,961)
     (Decrease) increase resulting from:
         Non-deductible expenses, including amortization
           of goodwill                                                    (3,800)         (1,901)           (2,727)
         Manufacturing and processing credits deduction                   (2,841)          3,832               159
         Large corporations tax                                             (405)           (404)             (235)
         Income tax at different rates in foreign and other
            provincial jurisdictions                                        (653)            684              (266)
         Investment tax credits and other                                  1,127             429               220
                                                                        --------       ---------          --------
     Recovery of (provision for) income taxes as reported               $ 13,238       $ (16,535)         $ (9,810)
                                                                        ========       =========          ========


 (d) The deferred income tax asset (liability) consists of:

                                                                                        2000              1999
                                                                                   ---------         ---------
     Net operating loss carryforwards                                              $   4,672          $  2,021
     Investment tax credit carryforwards                                               1,353             1,977
     Write-downs of other assets                                                       2,590             1,688
     Excess book over tax depreciation and amortization of fixed assets               43,400            47,474
     Other                                                                             5,635             2,624
                                                                                    --------          --------
     Total deferred tax assets                                                        57,650            55,784
     Valuation allowance                                                              (4,265)           (2,927)
                                                                                    --------          --------
                                                                                      53,385            52,857
                                                                                    --------          --------
     Income recognition on net investment in leases                                   (7,040)          (47,944)
                                                                                    --------          --------
     Total deferred tax liabilities                                                   (7,040)          (47,944)
                                                                                    --------          --------
     Net deferred tax asset                                                         $ 46,345          $  4,913
                                                                                    ========          ========


     Net operating loss carryforwards amounting to $11.5 million can be carried forward to reduce taxable income through to 2015. Investment tax credits of $1.4 million can be carried forward to reduce income taxes payable through to 2010.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)

17.  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             2000            1999           1998
                                                                        ---------       ---------      ---------
(a) Changes in operating assets and liabilities were as follows:
    Decrease (increase) in:
      Accounts receivable                                               $   9,115       $  (7,904)     $  (2,363)
      Net investment in leases                                             (9,258)        (34,097)       (40,900)
      Inventories                                                         (16,997)         (5,671)         2,476
      Prepaid expenses                                                     (1,939)          1,145         (1,635)
      Film assets                                                         (19,665)        (18,051)       (21,192)

    Increase (decrease) in:
      Accounts payable                                                      4,889           3,458          2,969
      Accrued liabilities                                                   8,469          (5,338)         5,933
      Deferred revenue                                                     (8,553)          3,079         (5,618)
      Income taxes payable                                                (42,585)         32,796           (187)
                                                                        ---------       ---------      ---------
                                                                        $ (76,524)      $ (30,583)     $ (60,517)
                                                                        =========       =========      =========

(b) Cash payments made during the year on account of:
    Income taxes                                                        $  33,613       $   7,464      $   4,106
                                                                        =========       =========      =========

    Interest                                                            $  21,500       $  21,369      $  14,597
                                                                        =========       =========      =========

(c) Depreciation, amortization and write-downs are in respect of the following:
    Film assets                                                         $  17,948       $  13,595      $  28,478
    Fixed assets                                                           22,283           5,443          8,459
    Goodwill and intangibles                                                4,202           2,585          5,948
    Deferred financing costs                                                1,213           1,219            935
    Other                                                                   4,982           2,268          1,595
                                                                        ---------       ---------      ---------
                                                                        $  50,628       $  25,110      $  45,415
                                                                        =========       =========      =========

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)


18.  SEGMENTED AND OTHER INFORMATION

     The Company has four reportable segments: IMAX systems, digital projection systems, films and other. The IMAX systems segment designs, manufactures, sells or leases and maintains IMAX theater projection systems. The digital projection systems segment designs, manufactures and sells digital projectors to the staging, rental and display advertising sector. The film segment produces and distributes films, and performs film post-production. The other segment includes camera rentals and theater operations. The accounting policies of the segments are the same as those described in note
     2. Segment performance is evaluated based on gross margin less selling, general and administrative expenses, research and development expenses, amortization and loss from equity-accounted investees. Inter-segment transactions are not significant.

(a)   OPERATING SEGMENTS

                                                                               2000             1999           1998
                                                                        -----------     ------------   ------------
     REVENUE
     IMAX systems                                                       $    113,226    $    126,826   $    140,874
     Digital projection systems                                               46,356          10,999              -
     Films                                                                    41,711          47,227         30,824
     Other                                                                    18,179          18,783         18,657
                                                                        ------------    ------------   ------------
     Total                                                              $    219,472    $    203,835   $    190,355
                                                                        ============    ============   ============

     EARNINGS (LOSS) FROM OPERATIONS
     IMAX systems                                                       $     38,660    $     70,403   $     78,145
     Digital projection systems                                               (2,886)           (562)             -
     Films                                                                   (13,734)            244        (16,458)
     Other                                                                   (23,321)         (1,979)       (18,053)
     Corporate overhead                                                      (19,936)        (14,232)       (19,296)
                                                                        -------------   -------------  ------------
     Total                                                              $    (21,217)   $     53,874   $     24,338
                                                                        =============   ============   ============

     DEPRECIATION, AMORTIZATION AND WRITE-DOWNS
     IMAX systems                                                       $      8,187    $      5,741   $      7,572
     Digital projection systems                                                2,088             464              -
     Films                                                                    19,810          14,044         28,646
     Other and corporate                                                      20,543           4,861          9,197
                                                                        ------------    ------------   ------------
     Total                                                              $     50,628    $     25,110   $     45,415
                                                                        ============    ============   ============
     PURCHASE OF FIXED ASSETS
     IMAX systems                                                       $      3,600    $      9,934   $      4,547
     Digital projection systems                                                1,139             111              -
     Films                                                                    15,147           5,778            194
     Other                                                                     8,896           6,885          9,280
                                                                        ------------    ------------   ------------
     Total                                                              $     28,782    $     22,708   $     14,021
                                                                        ============    ============   ============


     ASSETS
     IMAX systems                                                       $    222,119    $    254,940   $    204,349
     Digital projection systems                                               55,852          40,678              -
     Films                                                                    68,609          65,149         49,048
     Other                                                                    38,262          47,099         26,092
     Corporate                                                               107,258         130,371        210,602
                                                                        ------------    ------------   ------------
     Total                                                              $    492,100    $    538,237   $    490,091
                                                                        ============    ============   ============

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)


(b)  GEOGRAPHIC INFORMATION

     Theater system revenue, maintenance, film distribution and film post-production revenue by geographic area are based on the location of the theater, while the location of the customer determines the geographic allocation of other revenue:

     REVENUE

                                                                                2000            1999           1998
                                                                        ------------    ------------   ------------
     Canada                                                             $      8,454    $     15,289   $     22,037
     United States                                                           113,692         106,469         79,494
     Europe                                                                   54,397          37,624         45,680
     Japan                                                                     5,814          11,144         12,454
     Rest of World                                                            37,115          33,309         30,690
                                                                        ------------    ------------   ------------
     Total                                                              $    219,472    $    203,835   $    190,355
                                                                        ============    ============   ============

     LONG-LIVED ASSETS

                                                                                2000            1999           1998
                                                                        ------------    ------------   ------------
     Canada                                                             $    163,582    $    175,990   $    134,740
     United States                                                            94,385          83,469         49,888
     Europe                                                                   51,039          63,405         30,012
     Japan                                                                     5,059           4,344          4,820
     Rest of World                                                            12,545          16,998         10,727
                                                                        ------------    ------------   ------------
     Total                                                              $    326,610    $    344,206   $    230,187
                                                                        ============    ============   ============


(c)  REVENUE AND COSTS AND EXPENSES

                                                                                2000            1999           1998
                                                                        ------------    ------------   ------------
     Revenue:
       Products                                                         $    167,834    $    152,815   $    148,492
       Services                                                               51,638          51,020         41,863
                                                                        ------------    ------------   ------------
     Total revenue                                                      $    219,472    $    203,835   $    190,355
                                                                        ============    ============   ============
     Costs and expenses:
       Products                                                         $    102,512    $     66,540   $     74,461
       Services                                                               57,486          39,701         37,323
                                                                        ------------    ------------   ------------
     Total costs and expenses                                           $    159,998    $    106,241   $    111,784
                                                                        ============    ============   ============

     Product revenue includes sales and sales-type leases of theater systems, sales of digital projection systems, film distribution and other products. Service revenue includes operating leases, maintenance, post-production services, camera rentals, theater operations and other services.


19.  FINANCIAL INSTRUMENTS

     From time to time the Company engages in hedging activities to reduce the impact of fluctuations in foreign currencies on its profitability and cash flow.

     The Company has entered into forward exchange contracts at December 31, 2000 to hedge the conversion of $20 million into Canadian dollars at an average exchange rate of Canadian $1.48 per U.S. dollar. The Company has also entered into foreign currency swap transactions to hedge minimum lease payments receivable under sales-type lease contracts denominated in Japanese Yen and French Francs. These swap transactions fix the foreign exchange rates on conversion of 79 million Yen at 98 Yen per U.S. dollar through September 2004 and on 11.4 million Francs at 5.1 Francs per U.S. dollar through September 2005. These forward contracts are accounted for as hedges of identifiable foreign currency commitments.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)


19.  FINANCIAL INSTRUMENTS - (CONTINUED)

     The Company entered into an interest rate swap transaction in May 1999 for a term commencing June 1, 1999 and terminating on December 1, 2002. The Company has agreed to pay a floating rate of LIBOR plus 1.49% to June 1, 2000 and LIBOR plus 2.09% for the remainder of the term and the counterparty has agreed to pay a fixed rate of 7.875% on notional principal of $65 million. The floating rate is revised every 1st of December, March, June and September. The Company adjusts interest expense over each three-month period for the net amount it is to receive from or pay to the counterparty. The Company sold its entire position in the swap to a third party on January 10, 2001 for net proceeds of $190,000.

     The carrying values of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair values due to the short-term maturity of these instruments. The Company's other financial instruments at December 31, 2000 are summarized as follows:


                                                                       2000                            1999
                                                             ------------------------        ------------------------
                                                              CARRYING       ESTIMATED        CARRYING      ESTIMATED
                                                                AMOUNT      FAIR VALUE          AMOUNT     FAIR VALUE
                                                             ---------      ----------       ---------     ----------

     Investments in Mainframe                                $   7,679      $    7,679        $ 10,732       $ 10,732
     Investments in marketable debt securities                   7,529           7,529          89,032         88,654
     Senior Notes                                              200,000         110,000         200,000        186,500
     Convertible Subordinated Notes                            100,000          38,500         100,000        132,940
     Foreign currency contracts                                    731             363             636            754
     Interest rate swap contracts                                    -            (209)              -         (1,855)


     Investments include marketable debt securities for which fair value has been based on quoted market prices or dealer quotes. The fair values of the Company's Senior Notes and Convertible Subordinated Notes are estimated based on quoted market prices for the Company's debt. The fair value of foreign currency contracts held for hedging purposes represents the estimated amount the Company would receive upon termination of the agreements, taking into consideration current exchange rates and the credit worthiness of the counterparties. The fair value of the interest rate swap contracts represents the estimated amount the Company would pay to the counterparty to terminate the agreement, taking into account the interest rate at year end.

     Financial instruments consist primarily of cash, cash equivalents and those which potentially subject the Company to credit risk such as investments in marketable debt securities, accounts receivable and financial instruments used for hedging purposes. The Company maintains cash and cash equivalents with various major financial institutions. Cash equivalents and investments in marketable debt securities include investments in commercial paper of companies with high credit rating and investment in money market securities. The credit risk associated with financial instruments held for hedging purposes would be limited to all unrealized gains on contracts based on current market prices. The Company believes that dealing with highly rated institutions has minimized this credit risk.

     A substantial proportion of the Company's revenues are generated from customers in the commercial exhibition industry, which experienced significant deterioration in financial condition in 2000. To minimize its credit risk in this area, the Company retains title to underlying theater systems leased, performs initial and ongoing credit evaluations of its customers and makes ongoing provisions for its estimate of potentially uncollectible amounts.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)


20.  EMPLOYEE PENSION PLANS

(a)  DEFINED BENEFIT PLAN

     On July 12, 2000, the Company established a defined benefit pension plan covering its two Co-Chief Executive Officers. The plan provides for a lifetime retirement benefit from age 55 determined as 75% of the member's best average 60 consecutive months of earnings during the 120 months preceding retirement. Once benefit payments begin, the benefit is indexed annually to the cost of living and further provides for 100% continuance for life to the surviving spouse. The benefits are 50% vested as at July 12, 2000, the plan initiation date. The vesting percentage increases on a straight-line basis from inception until age 55. The vesting percentage of a member whose employment terminates other than by voluntary retirement shall be 100%. Also, upon the occurrence of a change in control prior to termination of a member's employment, the vesting percentage shall become 100%. The following assumptions were used in determining the funded status of the Company's defined benefit pension plan:

                                                                            2000
                                                                            ----
     Discount rate                                                          7.0%
     Rate of increase in compensation levels                                1.5%

     The amounts accrued at December 31, since the plan initiation date of July 12, 2000, included the following components:

                                                                            2000
                                                                        --------
     Change in projected benefit obligation:
       Obligation arising on initiation of plan                         $ 11,321
       Service cost                                                          831
       Interest cost                                                         411
       Actuarial gain                                                       (968)
                                                                        --------
       Obligation at end of year                                        $ 11,595
                                                                        ========
     Funded status:
       Obligation at end of year                                        $ 11,595
       Unrecognized prior service cost                                   (10,622)
       Unrecognized actuarial gain                                           968
                                                                        --------
       Accrued pension liability                                        $  1,941
                                                                        ========

     In addition, included in accrued liabilities at December 31, 2000 is a minimum pension liability of $8.5 million, representing unrecognized prior service costs.

     The following table provides disclosure of pension expense for the defined benefit plan for the year ended December 31:

                                                                            2000
                                                                         -------

     Service cost                                                        $   831
     Interest cost                                                           411
     Amortization of prior service cost                                      699
                                                                         -------
     Pension expense                                                     $ 1,941
                                                                         =======

     At the time the Company established the defined benefit pension plan, it also took out life insurance policies on the two Co-Chief Executive Officers, and the Company intends to use the proceeds of such insurance policies to satisfy, in whole or in part, the survival benefits due and payable under the plan, though there can be no assurance that the Company will elect to do so.

(b)  DEFINED CONTRIBUTION PLANS

     The Company also maintains defined contribution employee pension plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount equal to 5% of their base salary subject to certain prescribed maximums. During 2000, the Company contributed and expensed an aggregate of $591,000 to the Canadian plan and an aggregate of $416,000 to the Company's defined contribution employee pension plan under Section 401(k) of the U.S. Internal Revenue Code.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)

21.  CONTINGENCIES

 (a) In April 1994, Compagnie France Film Inc. filed a claim against the Company in the Superior Court in the District of Montreal, in the Province of Quebec, alleging breach of contract and bad faith in respect of an agreement which the plaintiff claims it entered into with the Company for the establishment of an IMAX theater in Quebec City, Quebec, Canada. The Company disputed these claims and the suit went to trial in January 1998. In a decision rendered in April 1998, the court dismissed the plaintiffs' claims with costs. In May 1998, the plaintiff appealed the decision to the Quebec Court of Appeal. The Company believes that the amount of the loss, if any, suffered in connection with a successful appeal by the plaintiff will not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of this matter.

 (b) In January 2000, the Commission of the European Communities (the "Commission") informed the Company that Euromax, an association of European large screen cinema owners, had filed a complaint against the Company under EC competition rules. The complaint addressed a variety of alleged abuses, mainly relating to the degree of the control that the Company asserts over the projection systems it leases and the form and terms of the Company's agreements. No formal investigation has been initiated to date, and the Commission has limited itself to a request of IMAX to comment on the complaint and subsequent response. Should proceedings be initiated, it is expected that no decision would be rendered until the end of 2001 or 2002 at the earliest. Although the Commission has the power to impose fines of up to a maximum of 10% of Company revenue for breach of EC competition rules, the Company believes on the basis of currently available information and an initial review that such result would not be likely. The Company further believes that the allegations in the complaint are meritless and will accordingly defend the matter vigorously. The Company believes that the amount of the loss, if any, suffered in connection with this dispute would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of this litigation.

 (c) In April 2000, Themax Inc., a 33% owned investee of the Company, and certain of its shareholders (collectively "Themax") filed a claim against the Company in the Superior Court in the District of Longueuil, in the Province of Quebec, alleging breach of contract in respect of the IMAX System Lease agreement between IMAX Ltd. and Themax dated February 5, 1996 as well as a claim for damages suffered as a result of IMAX Ltd.'s alleged failure to adequately manage the Brossard Theater during its tenure as manager. Themax claimed damages representing a return of the original investment by Themax as well as lost profits and costs. The Company believes that the allegations made by Themax are entirely without merit and has and will accordingly defend the matter vigorously. The Company believes that the amount of loss, if any, suffered in connection with this lawsuit would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome for any such litigation.

 (d) In June 2000, a complaint was filed against the Company and a third party by Mandalay Resort Group f/k/a Circus Circus Enterprises, Inc., alleging breach of contract and express warranty, fraud and misrepresentation in connection with the installation of certain motion simulation bases in Nevada. The complaint alleges damages in excess of $30,000. The Company believes that the allegations made against it in this complaint are meritless and will accordingly defend the matter vigorously. The Company further believes that the amount of loss, if any, suffered in connection with this lawsuit would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome for any such litigation.

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



22.  IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") and its subsequent amendments and interpretations will be adopted by the Company effective January 1, 2001. FAS 133 established accounting and reporting standards requiring that all derivative instruments be recorded in the balance sheet either as an asset or a liability at their fair values. The statement requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company has decided not to account for the derivatives held at December 31, 2000 as hedges when it adopts FAS 133. As a result, the Company will record a transition loss of $210,000 in its consolidated statement of earnings for 2001 as a cumulative effect of a change in accounting principle. In addition, a transition amount of $158,000 is expected to be recorded as a charge to comprehensive loss.

23.  SUBSEQUENT EVENTS

     Subsequent to December 31, 2000, the Company approved a formal plan to rationalize its operations and reduce staffing levels. The Company anticipates it will record charges in 2001 in the approximate range of $15 to $20 million to provide for severances, exit costs and to write-down certain assets to be disposed of to net realizable value.

24.  FINANCIAL STATEMENT PRESENTATION

     Certain comparative balances have been reclassified to conform with the presentation adopted in the current year. The consolidated balance sheets for the years ended December 31, 2000 and 1999 are now presented on an unclassified basis in accordance with industry practice for companies with significant leasing activities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the executive officers and directors of the Company.

Bradley J. Wechsler...............    49    Co-Chairman and Co-Chief Executive Officer and Director
Richard L. Gelfond................    45    Co-Chairman and Co-Chief Executive Officer and Director
Michael J. Biondi.................    43    Director
Kenneth G. Copland................    63    Director
J. Trevor Eyton...................    66    Director
Garth M. Girvan...................    51    Director
G. Edmund King....................    67    Director
Murray B. Koffler.................    77    Director
Sam Reisman.......................    48    Director
Marc A. Utay......................    41    Director
Townsend Ziebold..................    39    Director
John M. Davison...................    42    President, Chief Operating Officer and Chief Financial Officer
Michael A. Gibbon.................    57    Executive Vice President, Technology
Richard Intrator..................    48    Executive Vice President and President, IMAX Enterprises
Mary Pat Ryan.....................    44    Executive Vice President, Worldwide Marketing
Udo von Karhan....................    58    Executive Vice President, Theatre Development
Brian Critchley...................    48    Chief Executive and Managing Director, DPI
Andrew Gellis.....................    46    Senior Vice President, Film
David B. Keighley.................    52    Senior Vice President and President, David Keighley Productions
                                              70MM Inc.
Robert D. Lister..................    32    Senior Vice President, Legal Affairs and General Counsel
Mark J. Thornley .................    43    Senior Vice President, Finance
Brian E. Weisfeld.................    33    Senior Vice President, Operations
G. Mary Ruby......................    43    Deputy General Counsel, Vice President, Legal Affairs
                                               and Corporate Secretary

     Under the Articles of the Company, the Board of Directors is divided into three classes, each of which serves for a three year term. The term of Class III directors, currently composed of Michael J. Biondi, Richard L. Gelfond and Bradley J. Wechsler expires in 2001. The term of Class II directors, currently composed of Kenneth G. Copland, Garth M. Girvan, Murray B. Koffler and Marc A. Utay expires in 2002. The term of Class I directors, currently composed of J. Trevor Eyton, O.C., G. Edmund King, Sam Reisman and W. Townsend Ziebold expires in 2003.

     BRADLEY J. WECHSLER has been Co-Chairman of the Company since June 1999 and Co-Chief Executive Officer since May 1996. Mr. Wechsler was Chairman of the Company from March 1994 to June, 1999. In June 1999, Mr. Wechsler became Co-Chairman along with Mr. Gelfond. Mr. Wechsler also served as Interim Chief Executive Officer. Mr. Wechsler serves on the Boards of NYU Hospital, the Kernochan Center for Law, Media and the Arts, and the American Museum of the Moving Image.

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

     MICHAEL J. BIONDI has been a Director and Non-Executive Chairman of the Board of the Company since June 1999. He has been Co-Head of Dresdner Kleinwort Wasserstein, North America since January 2001. Previously, Mr. Biondi had been the Chairman and Chief Executive Officer of Wasserstein Perella & Co., Inc. since January, 1996. One of the founding partners of Wasserstein Perella & Co. Inc., Mr. Biondi oversaw Wasserstein Perella's domestic investment banking activities, and was the Chief Operating Officer of Wasserstein Perella Group, Inc. Mr. Biondi was a CEO Advisor of the Company from June 1994 to March 1996.

     KENNETH G. COPLAND, a Director of the Company since June 1999, has been the Vice Chairman of BMO Nesbitt Burns Inc. since 1994, prior to which he was the Executive Vice President. He is Chairman of Humber College Foundation and Educational Ventures Corporation. Mr. Copland is a Canadian citizen.

     THE HONOURABLE J. TREVOR EYTON, a Director of the Company since June 1999, is a senior director of Brascan Corporation, and prior to May 2000 was a senior officer of Brascan Corporation in various capacities dating back to 1979 when he was appointed President and Chief Executive Officer. He is also a director of Trilon Financial Corporation, Noranda Inc., Coca-Cola Enterprises, General Motors of Canada, Limited and Ivernia West Inc., as well as a member of The Advisory Board of Nestle Canada Ltd. Senator Eyton, a Canadian citizen, has been a member of the Senate of Canada since September 1990 and is an Officer of the Order of Canada.

     GARTH M. GIRVAN, a Director of the Company since 1994, is a partner of McCarthy Tetrault, Canadian counsel to the Company. Mr. Girvan is a Canadian citizen.

     G. EDMUND KING, a Director of the Company since June 1999, has been Deputy Chairman and a director of McCarvill Corporation since January, 1996. Mr. King is also a director of Falconbridge Ltd., Wolf Group Integrated Communications Ltd. and Afton Food Group Ltd. Prior to November 1995, he was the Chairman and Chief Executive Officer of The CIBC Wood Gundy Corporation and from June 1994 to January 1998 was Chairman of WIC Western International Communications. Mr. King is a Canadian citizen.

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

     MARC A. UTAY, a Director of the Company since May 1996, has been a Member of Clarion Capital Partners since November 1999; prior to joining Clarion, Mr. Utay was a Managing Director of Wasserstein Perella & Co. Inc. and a member of Wasserstein Perella's Policy Committee. Mr. Utay was head of Wasserstein Perella's Leveraged Finance, Retailing and Media, Telecommunication and Entertainment groups. Prior to his joining Wasserstein Perella, Mr. Utay was Managing Director at Bankers Trust Company where he specialized in leveraged finance and mergers and acquisitions. Mr. Utay is a director of P & F Industries, Inc.

     W. TOWNSEND ZIEBOLD, a Director of the Company since June 1999, is currently President of the Venture Capital Practice of Wasserstein & Co., L.P., formerly the private equity arm of Wasserstein Perella Group Inc. Previously, Mr. Ziebold was a Managing Director of Wasserstein Perella & Co., Inc. and head of its Venture Capital Practice. Mr. Ziebold was a director of Maybelline, Inc. and Collins & Aikman Corporation and currently serves on several private company boards in the media, entertainment and Internet industries.

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

     RICHARD INTRATOR joined the Company as Executive Vice President and President, IMAX Enterprises in February 2000 responsible for developing new opportunities, both for the Company's traditional business and new businesses. Mr. Intrator manages the corporate strategy and development function, oversees merger and acquisition activity and participates in the development and implementation of new business initiatives. Prior to joining the Company, Mr. Intrator was the group head at several major investment banks including The Lodestar Group/LSG Advisors, a division of Societe Generale Securities Corporation from September 1992 to January 1996 and PaineWebber from September 1997 to September 1999.

     MARY PAT RYAN joined the Company in 1999 as Executive Vice President, IMAX Ltd. and President, Network Group and was appointed Executive Vice President, Worldwide Marketing in January 2001. Prior to joining the Company, Ms. Ryan was Senior Vice President, Marketing and Creative Services of Lifetime Entertainment Services, provider of one of the nations leading basic television networks Lifetime, Television for Women, and Lifetime Movie Network, a movie network targeted to women, from September 1998 to July 1999. Prior to that, Ms. Ryan was Executive Vice President, Marketing and Programming of US Satellite Broadcasting, a national satellite television provider from February 1994 to August, 1998.

     UDO VON KARHAN joined the Company in 1988 as General Manager for Europe and was appointed Executive Vice President, Theatre Development in January 2001. Since joining the Company Mr. von Karhan has held various senior positions within the Company including Senior Vice President Sales & Marketing and General Manager for Europe, Middle East & Africa from January 1999 and Executive Vice President, Worldwide Sales and Marketing, IMAX Theatre Systems from January 2000.

     BRIAN CRITCHLEY joined the Company in 1999 as Chief Executive and Managing Director of DPI. Prior to joining the company Mr. Critchley held various other positions within Rank Brimar (predecessor company of DPI) from 1979 to 1996 when he was appointed Managing Director of DPI.

     ANDREW GELLIS joined the Company as Senior Vice President, Film and Distribution in January 1996. He supervises the development and production of the Company's slate of pictures for both the institutional and commercial markets. Prior to joining the Company, Mr. Gellis was with Sony Corporation and its numerous entertainment/technology divisions, where he led Sony's entrance into the large-format filmmaking arena.

     DAVID B. KEIGHLEY has been a Senior Vice President of the Company since July 1997 and is President of David Keighley Productions 70MM Inc. From January 1995 to July 1997, Mr. Keighley was a Vice President of the Company. He is responsible for motion picture post-production and image quality assurance for 15/70-format films. Mr. Keighley is a Canadian citizen.

     ROBERT D. LISTER joined the Company as Senior Vice President, Legal Affairs and General Counsel in May 1999. Prior to joining the Company, Mr. Lister was Vice President, General Counsel and Secretary of Clearview Cinemas, a film exhibitor, from March 1998 until his employment with the Company. Prior to that, Mr. Lister served as Associate General Counsel of Merit Behavioral Care Corporation, a behavioral healthcare company, from March 1996 through March 1998. Prior to that, Mr. Lister was an attorney with the New York office of Kelley Drye & Warren LLP from September 1993 through March 1996.

     MARK J. THORNLEY joined the Company in 1996 was appointed Vice President, Planning in January 1998 and was appointed Vice President, Finance in October 1998. In January 2000, Mr. Thornley was appointed to Senior Vice President, Finance. Prior to joining the Company, Mr. Thornley was a partner in a private financial consulting and communications firm. Mr. Thornley is a Canadian citizen.

     BRIAN E. WEISFELD joined the Company in March 1994 as Deputy to the Chief Executive Officers and Director of Investor Relations. Mr. Weisfeld was appointed Managing Director, IMAX Theatres and Communications in December 1997. In January 1999, Mr. Weisfeld was appointed Senior Vice President, Operations. Prior to joining the Company, Mr. Weisfeld was a Vice President of Cheviot Capital Advisors, Inc. a financial advisory and merchant banking firm that specializes in acquisitions and venture capital investments.

     G. MARY RUBY joined the Company in 1987 as Associate General Counsel and was appointed Vice President, Legal Affairs and Corporate Secretary in 1991 and was General Counsel from February 1989 to February 1997. Ms. Ruby is Deputy General Counsel and acts as Corporate Secretary to the Board of Directors and provides advice with respect to the Company's legal affairs. Ms. Ruby is a member of the Ontario Bar and is a Canadian citizen.


ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated by reference from the information under the following captions in the Company's Proxy Statement:
"Summary Compensation Table", "Options Granted", "Pension Plans", "Employment Contracts", "Compensation Committee" and "Directors' Compensation".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information with respect to the beneficial ownership of each class of the Company's securities as at December 31, 2000 or as otherwise indicated in the notes below, including (i) all beneficial owners of more than 5% of the Company's voting capital stock, (ii) all Named Executive Officers and directors individually, and (iii) all executive officers and directors as a group.

                                                                                 SHARES BENEFICIALLY OWNED
                                                                          ----------------------------------------
TITLE OF  CLASS                      BENEFICIAL OWNERS                    NUMBER OF SHARES(1)         % OF CLASS(2)
- ---------------                      -----------------                    -------------------         -------------
Common Shares        WASSERSTEIN PERELLA GROUP:                                10,170,384       (3)        30.6
                         Wasserstein Perella Partners, L.P.
                         Wasserstein Perella Offshore Partners, L.P.
                         WPPN, L.P.
                         Michael J. Biondi solely in his capacity as
                            Voting Trustee

                     PRUDENTIAL INSURANCE COMPANY OF AMERICA:                   2,875,020       (4)         8.7
                         Prudential Insurance Company of America
                         Jennison Associates LLC

                     Bradley J. Wechsler...................................     1,912,466       (5)         5.8
                     Richard L. Gelfond....................................     2,039,766       (6)         6.2
                     John M. Davison.......................................       135,708       (7)         *
                     David B. Keighley.....................................        76,500       (8)         *
                     Andrew Gellis  .......................................        47,100       (9)         *
                     Richard Intrator......................................       105,000      (10)         *
                     Michael J. Biondi.....................................         9,466      (11)         *
                     Kenneth G. Copland....................................         9,466      (11)         *
                     J. Trevor Eyton.......................................         9,466      (11)         *
                     Garth M. Girvan.......................................        47,364      (12)         *
                     G. Edmund King........................................         9,466      (11)         *
                     Murray B. Koffler.....................................        24,200      (13)         *
                     Sam Reisman...........................................        46,466      (11)         *
                     Marc A. Utay..........................................       261,466      (12)         *
                     W. Townsend Ziebold...................................        33,966      (11)         *
                     All executive officers and directors as a group
                     (23 persons)..........................................     5,086,754      (14)        15.3

- ----------------------
* less than 1%

(1) Includes number of shares owned at December 31, 2000 and common shares as to which each individual had at December 31, 2000 the right to acquire beneficial ownership through the exercise of options plus options that vested within 60 days of December 31, 2000.

(2) Based on dividing the Number of Shares by the total shares outstanding as of December 31, 2000 adjusted for shares issuable through the exercise of options to the Beneficial Owners.

(3)  Based on information contained in a Schedule 13G/A dated February 14, 2001.

(4) Based on information contained in a Schedule 13G dated February 5, 2001 and information provided directly to the Company by Prudential Insurance Company of America and information contained in a Schedule 13G provided by Jennison Associates LLC.

(5) Included in the amount shown are 1,204,666 common shares as to which Mr. Wechsler had the right to acquire beneficial ownership through the exercise of options.

(6) Included in the amount shown are 1,204,666 common shares as to which Mr. Gelfond had the right to acquire beneficial ownership through the exercise of options.

(7) Included in the amount shown are 125,708 common shares as to which Mr. Davison had the right to acquire beneficial ownership through the exercise of options.

(8) Included in the amount shown are 66,500 common shares as to which Mr. Keighley had the right to acquire beneficial ownership through the exercise of options.

(9) Included in the amount shown are 47,100 common shares as to which Mr. Gellis had the right to acquire beneficial ownership through the exercise of options.

(10) Included in the amount shown are 100,000 common shares as to which Mr. Intrator had the right to acquire beneficial ownership through the exercise of options.

(11) Included in the amount shown are 9,466 common shares as to which Messrs. Biondi, Copland, Eyton, King, Reisman and Ziebold had the right to acquire beneficial ownership through the exercise of options.

(12) Included in the amount shown are 21,466 common shares as to which Messrs. Girvan and Utay had the right to acquire beneficial ownership through the exercise of options.

(13) Included in the amount shown are 20,000 common shares as to which Mr. Koffler had the right to acquire beneficial ownership through the exercise of options.

(14) Included in the amount shown are 3,157,058 common shares as to which all directors and executive officers as a group had the right to acquire beneficial ownership through the exercise of options.

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

     The Shareholders Agreement also contains provisions related to the composition of the Board of Directors and committees thereof. WP is entitled, but not required, to designate individuals to be nominated for election as directors as follows: so long as WP holds 3,685,759 or more common shares, it may designate six nominees, of whom three may be employees of WP and its affiliates (the "WP Employee Designees") and three shall be independent persons and resident Canadians. If WP holds less than 3,685,759 common shares, but 1,842,879 or more common shares, it may designate four nominees, of whom two may be WP Employee Designees and two shall be independent persons and resident Canadians. If WP holds less than 1,842,879 common shares but 921,439 or more common shares, it may designate two nominees, one of whom may be a WP Employee Designee and the other of whom shall be an independent person and shall be a resident Canadian. In addition to these provisions, each of Messrs. Wechsler and Gelfond is entitled to be a director of the Corporation so long as he is either a Co-Chief Executive Officer or is the Chief Executive Officer of the Corporation or Messrs. Wechsler and Gelfond own more than 375,000 common shares. In addition, Messrs. Wechsler and Gelfond are collectively entitled, but not required, to designate individuals to be nominated for election as directors as follows: so long as they hold 1,628,000 or more common shares, they may designate three nominees, all of whom shall be independent persons and resident Canadians. If they hold less than 1,628,000 common shares, but 1,075,000 or more common shares, they may designate two nominees, both of whom shall be independent and resident Canadians. If they hold less than 1,075,000 common shares but 375,000 or more common shares, they may designate one nominee who shall be an independent person and resident Canadian. If the requirement that the Corporation have `resident Canadian' directors is changed, then neither WP nor Messrs. Wechsler and Gelfond will be required to designate resident Canadian nominees. Each of the nominees of WP who is to be an independent person is subject to the approval by Messrs. Wechsler and Gelfond, which approval is not to be unreasonably withheld; each of the nominees of Messrs. Wechsler and Gelfond is subject to the approval of WP, which approval is in WP's sole discretion for the first nominee to serve in each such position and thereafter, is not to be unreasonably withheld. Each of WP and Messrs. Wechsler and Gelfond has agreed to use their best efforts to cause each of the individuals designated to be elected or appointed as a director of the Corporation.

     The Shareholders Agreement also provides that the Corporation, WP and each of Messrs. Wechsler and Gelfond shall use their best efforts to cause the Corporation to establish a nominating committee of the Board of Directors consisting of two directors, one designated by WP and the other designated by Messrs. Wechsler and Gelfond. In addition, WP has the right, subject to the approval of Messrs. Wechsler and Gelfond, to designate a WP Employee Designee for appointment by the Board of Directors of the Corporation as the Non-Executive Chairman of the Board, as long as WP holds at least 2,948,607 common shares. Michael J. Biondi has been approved as such designee. If Mr. Biondi no longer holds that position, then WP is to propose three replacements and Messrs. Wechsler and Gelfond shall select one of those proposed for appointment by the Board as the Non-Executive Chairman. Each of Messrs. Wechsler and Gelfond is entitled to be appointed as a Co-Chairman or Chairman of the Corporation as long as he is a Co-Chief Executive Officer or the Chief Executive Officer of the Corporation. The Agreement provides that the duties of the Non-Executive Chairman and the Co-Chief Executive Officers shall be as set forth in the Bylaws, including the requirement that the following actions be approved by the Non-Executive Chairman and at least one of the Co-Chief Executive
Officers: setting the dates and times of meetings of the directors and shareholders (other than normal quarterly Board of Directors, and annual shareholders' meetings), setting the agenda of such meetings, and appointing members of committees of the Board of Directors other than persons designated by WP and Messrs. Wechsler and Gelfond as provided in the Shareholders' Agreement. Each of WP and Messrs. Wechsler and Gelfond have the right to designate one director to serve on each committee of the Board of Directors of the Corporation, provided that each such person meets applicable regulatory requirements.

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

REGISTRATION RIGHTS AGREEMENT

     The Corporation, WP and Messrs. Wechsler and Gelfond also entered into a registration rights agreement (the "Registration Rights Agreement") dated as of February 9, 1999, which carried forward the corresponding provisions of the June 16, 1994 shareholders agreement, and pursuant to which each of WP and Messrs. Wechsler and Gelfond have certain rights to cause the Corporation to use its best efforts to register their securities under the U.S. Securities Act of 1933. WP is entitled to affect up to four demand registrations and Messrs. Wechsler and Gelfond are entitled to make two such demand registrations. WP and Messrs. Wechsler and Gelfond also have unlimited piggy-back rights to register their securities under the Registration Rights Agreement whenever the Corporation proposes to register any securities under the U.S. Securities Act, other than the registration of securities pursuant to an initial public offering or the registration of securities upon Form S-4 or S-8 under the U.S. Securities Act or filed in connection with an exchange offer or an offering of securities solely to the Corporation's existing shareholders. In addition to these provisions, if Messrs. Wechsler and Gelfond hold at least 25% of their original holdings, WP has recouped its original investment plus a 30% compounded annual return on such investment, and WP initiates the sale of the Corporation, then for 60 days thereafter, WP will enter into exclusive negotiations with Messrs. Gelfond and Wechsler, and for another 60 days thereafter WP may not enter into an agreement for the sale of the Corporation to a third party. The Registration Rights Agreement also provides that Messrs. Wechsler and Gelfond will have the right from March 1 to March 31 in any, but only one, of 1999, 2000 and 2001, to notify the Corporation of their decision to require the Corporation to take action to liquidate their common shares. The Corporation is required to use its best efforts to cause at its option either (i) the sale of the Corporation within a period of 180 days from receipt of the notice to liquidate, (ii) the filing of a registration statement pursuant to the U.S. Securities Act within a period of 120 days from its receipt of the notice to liquidate, or (iii) purchase the securities owned by Messrs. Gelfond and Wechsler for cash at the fair market value as agreed upon by the Corporation and Messrs. Gelfond and Wechsler within 20 days of the notice to liquidate, or in the event of their failure to reach an agreement, as determined by a procedure utilizing nationally recognized investment banking firms. In the event that Messrs. Gelfond and Wechsler exercise their rights to require the Corporation to take such action, they may be entitled to certain cash bonus payments as described in the Proxy Statement under "Executive Compensation - Employment Contracts".

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

STANDSTILL AGREEMENT

     The Corporation, each of Messrs. Wechsler and Gelfond and WP entered into an Amended and Restated Standstill Agreement (the "Standstill Agreement") as of February 9, 1999 which amended and restated the previous Standstill Agreement dated June 16, 1994. Under the terms of the Standstill Agreement, WP agreed to vote in any election for directors in favour of each person nominated by the then current Board of Directors, not to participate in or facilitate proxy contests, not to deposit into a voting trust or subject voting securities to an agreement with respect to voting such securities, not to acquire or affect or attempt to acquire or affect control of the Corporation or to participate in a "group" as defined pursuant to Section 13(d) of the U.S. Securities Exchange Act of 1934, which owns or seeks to acquire beneficial ownership or control of the Corporation, and not to attempt to influence the Corporation except through normal Board of Directors' processes. In addition, the parties agreed that the CEO Advisors currently provided for in the Articles and By-laws of the Corporation would cease to exist upon the election of those directors (the "WP Employee Designees") WP is to have the right to designate as provided in the Second Amended and Restated Shareholders' Agreement (the "Shareholders' Agreement"), which was also entered into by those same and special parties as of February 9, 1999. To accomplish this, the Corporation agreed to submit to its shareholders at its annual meeting of shareholders (held June 7, 1999) resolutions to amend the Articles and Bylaws to delete reference to the CEO Advisors, and each of the parties to the Standstill Agreement agreed to use its best efforts so to amend the Articles and Bylaws as of the date on which all of the WP Employee Designees are elected or appointed as directors of the Corporation. The Articles and Bylaws were amended effective June 7, 1999. The Standstill Agreement continues in effect until the earlier of June 30, 2001, unless extended by WP at its option for successive one year terms until March 1, 2004, or the date upon which WP holds less than 700,000 common shares.

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

      (a)(2)   Financial Statement Schedules

      Financial Statement Schedule for each of the three years in the period ended December 31, 2000

      II. Valuation and Qualifying Accounts

      (a)(3)   Exhibits

The Items listed as Exhibits 10.1 to 10.14 relate to management contracts or compensatory plans or arrangements.

EXHIBIT NO.     DESCRIPTION
- -----------     -----------
2.1             Agreement of Purchase and Sale dated August 4, 1999 among IMAX
                Corporation, the Vendors as defined therein and Digital
                Projection International, PLC. Incorporated by reference to Form
                8-K filed on September 17, 1999.
3.1             Articles of Incorporation of IMAX Corporation. Incorporated by
                reference to Exhibit 3.1 to the Company's Registration Statement
                on Form F-1 (File No. 33-77536)(the "Registration Statement").
3.2             Articles of Amendment dated June 7, 1999, to the Restated
                Articles of Incorporation of IMAX Corporation. Incorporated by
                reference to Exhibit 3.1 to Form 10-Q for the quarter ended
                September 30, 1999.
3.3             Bylaw No. 1 of IMAX Corporation. Incorporated by reference to
                Exhibit 3.2 to the Registration Statement.
3.4             New By-Law No.1 of IMAX Corporation enacted on June 7, 1999.
                Incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended September 30, 1999.
*4.1            Share Option Agreement, dated as of March 1, 1994, between WGIM
                Acquisition Corporation and Douglas Trumbull.
*4.2            Shareholders' Agreement, dated as of January 3, 1994, among WGIM
                Acquisition Corporation, the Selling Shareholders as defined therein, Wasserstein Perella Partners, L.P., Wasserstein Perella
                Offshore Partners, L.P., Bradley J. Wechsler, Richard L. Gelfond
                and Douglas Trumbull (the "Selling Shareholders' Agreement").
*4.3            Amendment, dated as of March 1, 1994, to the Selling
                Shareholders' Agreement.
4.4             Indenture, dated as of April 9, 1996, between IMAX Corporation and Chemical Bank, as Trustee, related to the issue of the 5
                3/4% Convertible Subordinated Notes due April 1, 2003.
                Incorporated by reference to Exhibit 4.3 to Amendment No.1 to the Company's Registration Statement on Form F-3 (File
                No.333-5212).
4.5             Indenture, dated as of December 4, 1998 between IMAX Corporation and U.S. Bank Trust, N.A., as Trustee, related to the issue of the 7.875% Senior Notes due December 1, 2005. Incorporated by
                reference to Exhibit 4.9 to Form 10-K for the year ended
                December 31, 1998. Registrant agrees to provide copies of
                instruments with respect to long-term debt and its
                working capital facility, which do not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis, to the Commission upon request.
4.6             Amended and Restated Shareholders Agreement, dated as of
                February 9, 1999 by and among Wasserstein Perella Partners,
                L.P., Wasserstein Perella Offshore Partners, L.P., WPPN Inc.,
                the Michael J. Biondi Voting Trust, Bradley J. Wechsler and
                Richard L. Gelfond and IMAX Corporation. Incorporated by
                reference to Exhibit 4.10 to Form 10-K for the year ended
                December 31, 1998.
4.7             Amended and Restated Standstill Agreement, dated as of February
                9, 1999 by and among Wasserstein Perella Partners, L.P.,
                Wasserstein Perella Offshore Partners, L.P., WPPN Inc., and the
                Michael J. Biondi Voting Trust, IMAX Corporation, Richard L.
                Gelfond and Bradley J. Wechsler. Incorporated by reference to
                Exhibit 4.11 to Form 10-K for the year ended December 31, 1998.
4.8             Registration Rights Agreement, dated as of February 9, 1999, by and among IMAX Corporation, Wasserstein Perella Partners, L.P.,
                Wasserstein Perella Offshore Partners, L.P., WPPN Inc., the
                Michael J. Biondi Voting Trust, Bradley J. Wechsler and Richard
                L. Gelfond. Incorporated by reference to Exhibit 4.12 to Form
                10-K for the year ended December 31, 1998.
10.1            Employment Agreement, dated as of January 16, 1991, and amending letter of August 31, 1992 between IMAX Corporation and John M.
                Davison. Incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended December 31, 1997.
10.2            Employment Agreement, dated as of July 15, 1997 between David
                Keighley Productions 70MM Inc. and David B. Keighley.
                Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 1997.
*10.3           Share Option Agreement, dated as of April 8, 1994 between IMAX
                Corporation and John M. Davison.
10.4            Employment Agreement, dated July 1, 1998 between IMAX
                Corporation and Richard L. Gelfond. Incorporated by reference to
                Exhibit 10.1 to Form 10-Q for the quarter ended September 30,
                1998.


EXHIBIT NO.     DESCRIPTION
- -----------     -----------
10.5            Employment Agreement, dated July 1, 1998 between IMAX
                Corporation and Bradley J. Wechsler. Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30,
                1998.
*10.6           Employment Agreement, dated October 8, 1998 between IMAX
                Corporation and Andrew Gellis.
10.7            Stock Option Plan of IMAX Corporation, dated June 7, 1999.
                Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 1999.
10.8            Amended Employment Agreement, dated July 12, 2000 between IMAX
                Corporation and Richard L. Gelfond. Incorporated by reference to
                Exhibit 10.9 to Form 10-Q for the quarter ended September 30,
                2000.
10.9            Amended Employment Agreement, dated July 12, 2000 between IMAX
                Corporation and Bradley J. Wechsler. Incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended September
                30, 2000.
10.10           Amended Employment Agreement, dated April 4, 2000 between IMAX
                Corporation and John M. Davison. Incorporated by reference to
                Exhibit 10.11 to Form 10-Q for the quarter ended September 30,
                2000.
*10.11          Amended Employment Agreement, dated August 17, 2000 between IMAX
                Corporation and Andrew Gellis.
*10.12          Employment Agreement, dated February 17, 2000 between IMAX
                Corporation and Richard L. Intrator.
*10.13          Letter Agreement, dated August 21, 2000 between IMAX Corporation and John M. Davison
*10.14          Letter Agreement dated February 22, 2001 between IMAX
                Corporation and John M. Davison.
*21             Subsidiaries of IMAX Corporation.
*23             Consent of PricewaterhouseCoopers LLP.
*24             Power of Attorney of certain directors.

- --------------------------
* Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        IMAX CORPORATION


                                        By        /S/ JOHN M. DAVISON
                                           -------------------------------------
                                                    John M. Davison
                                           President, Chief Operating Officer
                                               and Chief Financial Officer
                                              (Principal Financial Officer)

Date:  March 30, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2001.

        /S/ BRADLEY J. WECHSLER                        /S/ RICHARD L. GELFOND                           /S/ JOHN M. DAVISON
- ----------------------------------------    ---------------------------------------------    ---------------------------------------
          Bradley J. Wechsler                            Richard L. Gelfond                               John M. Davison
             Director and                                   Director and                                    President,
      Co-Chief Executive Officer                     Co-Chief Executive Officer                       Chief Operating Officer
     (Principal Executive Officer)                 (Principal Executive Officer)                      Chief Financial Officer





         /s/ MARK J. THORNLEY                            MICHAEL J. BIONDI*                           KENNETH G. COPLAND*
- ----------------------------------------    ---------------------------------------------    ---------------------------------------
           Mark J. Thornley                              Michael J. Biondi                            Kenneth G. Copland
    Senior Vice President, Finance                            Director                                     Director
    (Principal Accounting Officer)





           J. TREVOR EYTON*                               GARTH M. GIRVAN*                              G. EDMUND KING*
- ----------------------------------------    ---------------------------------------------    ---------------------------------------
            J. Trevor Eyton                               Garth M. Girvan                               G. Edmund King
               Director                                       Director                                     Director





           MURRAY B. KOFFLER*                               SAM REISMAN*                                 MARC A. UTAY*
- ----------------------------------------    ---------------------------------------------    ---------------------------------------
           Murray B. Koffler                                Sam Reisman                                  Marc A. Utay
               Director                                       Director                                     Director





          W. TOWNSEND ZIEBOLD*
- ----------------------------------------
          W. Townsend Ziebold
               Director

                                        By       *  /S/ JOHN M. DAVISON
                                           -------------------------------------
                                           John M. Davison (as attorney-in-fact)

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS


                                                        BALANCE AT     ADDITIONS                   BALANCE
                                                       BEGINNING OF   CHARGED TO                   AT END
                                                           YEAR        EXPENSES    DEDUCTIONS(1)   OF YEAR
                                                       ------------   ---------    -------------  ---------
Reserve for Net Investment in Leases
Year ended December 31, 1998 (2)                        $ 1,347        $ 2,613       (1,090)          2,870
Year ended December 31, 1999 (2)                          2,870             45       (2,613)            302
Year ended December 31, 2000                                302          6,511           --           6,813

Provision for Doubtful Accounts
Year ended December 31, 1998                            $ 2,171        $ 2,455           --           4,626
Year ended December 31, 1999                              4,626          1,576         (926)          5,276
Year ended December 31, 2000                              5,276         15,870       (1,372)         19,774

Deferred Income Tax Valuation Allowance
Year ended December 31, 1998                              1,889            922           --           2,811
Year ended December 31, 1999                              2,811            116           --           2,927
Year ended December 31, 2000                              2,927          1,338           --           4,265


(1) Amounts represent write-offs of amounts previously charged to the provision.

(2) Revised from amounts reported in prior years to be consistent with current year's presentation.