Form 10-Q
period 2001-03-31
IMAX CORP
filed 2001-05-15
CIK 921582

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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


                                       N/A
 ------------------------------------------------------------------------------
          (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                           Outstanding as of April 30, 2001
-------------------------------------           --------------------------------
Common stock, no par value                                 31,126,514


================================================================================

                                IMAX CORPORATION

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements                                               3

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                     12

  Item 3.   Quantitative and Qualitative Factors about Market Risk            14


PART II.    OTHER INFORMATION

  Item 1.   Legal Proceedings                                                 15

  Item 6.   Exhibits and Reports on Form 8-K                                  17

  Signatures                                                                  18




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

                                IMAX CORPORATION


                                                                            PAGE
                                                                            ----
PART I      FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            The following condensed consolidated financial statements are filed as part of this Report:

            Condensed Consolidated Balance Sheets as at March 31, 2001 and
            December 31, 2000                                                  4

            Condensed Consolidated Statements of Operations for the three
            month periods ended March 31, 2001 and 2000                        5

            Condensed Consolidated Statements of Cash Flows for the three
            month periods ended March 31, 2001 and 2000                        6

            Notes to Condensed Consolidated Financial Statements               7

                                IMAX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
                         (in thousands of U.S. dollars)


                                                                                      March 31,
                                                                                         2001         December 31,
                                                                                     (unaudited)         2000
                                                                                  ----------------   ----------------
ASSETS
Cash and cash equivalents                                                         $         20,935   $         30,908
Investments in marketable debt securities                                                    3,922              7,529
Accounts receivable, less allowance for doubtful accounts of $19,691
  (2000 - $19,774)                                                                          32,315             34,835
Net investment in leases                                                                    71,430             77,093
Inventories (note 3)                                                                        64,650             69,910
Income taxes recoverable                                                                     8,457              8,830
Prepaid expenses                                                                             4,338              3,650
Film assets                                                                                 29,791             29,749
Fixed assets                                                                                91,295             89,879
Other assets                                                                                31,487             32,859
Deferred income taxes                                                                       53,646             46,345
Goodwill, net of accumulated amortization of $15,660 (2000 - $14,818)                       61,060             60,513
                                                                                  ----------------   ----------------
   Total assets                                                                   $        473,326   $        492,100
                                                                                  ================   ================

LIABILITIES
Accounts payable                                                                  $         11,583   $         23,250
Accrued liabilities                                                                         55,232             40,160
Deferred revenue                                                                           100,373            106,427
Convertible subordinated notes due 2003                                                    100,000            100,000
Senior notes due 2005                                                                      200,000            200,000
                                                                                  ----------------   ----------------
   Total liabilities                                                                       467,188            469,837
                                                                                  ----------------   ----------------

COMMITMENTS AND CONTINGENCIES (notes 4 and 5)

SHAREHOLDERS' EQUITY
Common stock - no par value. Authorized - unlimited number.
  Issued and outstanding - 30,126,514 (2000 - 30,051,514)                                   60,152             60,136
Deficit                                                                                    (52,049)           (38,278)
Accumulated other comprehensive (loss) income                                               (1,965)               405
                                                                                  -----------------  ----------------
   Total shareholders' equity                                                                6,138             22,263
                                                                                  ----------------   ----------------
   Total liabilities and shareholders' equity                                     $        473,326   $        492,100
                                                                                  ================   ================

   (See accompanying notes to the condensed consolidated financial statements on pages 7 to 11)

                                IMAX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
              (in thousands of U.S. dollars, except per share data)
                                   (UNAUDITED)


                                                                                  Three months ended March 31,
                                                                                   2001                  2000
                                                                            ------------------   ------------------
REVENUE
IMAX systems                                                                $           16,278   $           25,273
Digital projection systems                                                               6,399               12,916
Films                                                                                    9,256               10,459
Other                                                                                    3,145                6,150
                                                                            ------------------   ------------------
                                                                                        35,078               54,798
COSTS AND EXPENSES                                                                      24,789               33,783
                                                                            ------------------   ------------------

GROSS MARGIN                                                                            10,289               21,015

Selling, general and administrative expenses                                            11,821               11,528
Restructuring costs                                                                     10,942                   -
Research and development                                                                 1,294                1,592
Amortization of intangibles                                                              1,077                1,009
Loss (income) from equity-accounted investees                                               93                   (2)
                                                                            ------------------   ------------------

EARNINGS (LOSS) FROM OPERATIONS                                                        (14,938)               6,888

Interest income                                                                            357                1,542
Interest expense                                                                        (5,303)              (5,535)
Foreign exchange loss                                                                   (1,118)                (141)
                                                                            ------------------    -----------------

EARNINGS (LOSS) BEFORE INCOME TAXES                                                    (21,002)               2,754

Recovery of (provision for) income taxes                                                 7,231               (1,019)
                                                                            ------------------    -----------------

EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING                      (13,771)               1,735
PRINCIPLES

Cumulative effect of changes in accounting principles, net of income tax
   benefit of $37,286 (note 2)                                                               -              (61,110)
                                                                            ------------------    -----------------

NET LOSS                                                                    $          (13,771)   $         (59,375)
                                                                            ==================    =================

PER SHARE DATA (note 6):
Earnings (loss) per share - basic:
  Earnings (loss) before cumulative effect of changes in accounting         $            (0.46)  $             0.06
    principles
  Cumulative effect of changes in accounting principles                     $                -    $           (2.05)
                                                                            ------------------    -----------------
  Net loss                                                                  $            (0.46)   $           (1.99)
                                                                            ==================    =================
Earnings (loss) per share - diluted:
  Earnings (loss) before cumulative effect of changes in accounting         $            (0.46)   $            0.06
    principles
  Cumulative effect of changes in accounting principles                     $                -    $           (1.98)
                                                                            ------------------    -----------------
  Net loss                                                                  $            (0.46)   $           (1.92)
                                                                            ==================    =================


   (See accompanying notes to the condensed consolidated financial statements on pages 7 to 11)

                                IMAX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
                         (in thousands of U.S. dollars)
                                   (UNAUDITED)


                                                                                  Three months ended March 31,
                                                                                   2001                  2000
                                                                            ------------------    ------------------
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net loss                                                                    $          (13,771)   $          (59,375)
Items not involving cash:
    Depreciation, amortization and write-downs                                           6,762                 5,727
    Loss (gain) from equity-accounted investees                                             93                    (2)
    Deferred income taxes                                                               (6,985)                  903
    Cumulative effect of changes in accounting principles                                   -                 61,110
Increase in film assets                                                                 (2,205)               (3,381)
Changes in other non-cash operating assets and liabilities                               4,443               (44,071)
                                                                            ------------------    ------------------

Net cash used in operating activities                                                  (11,663)              (39,089)
                                                                            ------------------    ------------------

INVESTING ACTIVITIES
Net sale of investments in marketable debt securities                                    3,607                33,263
Purchase of fixed assets                                                                  (948)               (9,532)
Increase in other assets                                                                  (525)               (1,672)
                                                                            ------------------    ------------------

Net cash provided by investing activities                                                2,134                22,059
                                                                            ------------------    ------------------

FINANCING ACTIVITIES
Common shares issued                                                                        16                   191
                                                                            ------------------    ------------------

Net cash provided by financing activities                                                   16                   191
                                                                            ------------------    ------------------

Effects of exchange rate changes on cash                                                  (460)                  (19)
                                                                            ------------------    ------------------

DECREASE IN CASH AND CASH EQUIVALENTS DURING THE PERIOD                                 (9,973)              (16,858)

Cash and cash equivalents, beginning of period                                          30,908                34,573
                                                                            ------------------    ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $           20,935    $           17,715
                                                                            ==================    ==================


   (See accompanying notes to the condensed consolidated financial statements on pages 7 to 11)

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
            FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)



1.       BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of IMAX Corporation and its wholly owned subsidiaries. The nature of the Company's business is such that the results of operations for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

         These interim financial statements are unaudited and should be read in conjunction with the Company's most recent annual report on Form 10-K for the year ended December 31, 2000 which should be consulted for a summary of the significant accounting policies utilized by the Company. These interim financial statements are prepared following accounting policies consistent with the Company's financial statements for the year ended December 31, 2000.

2.       CHANGES IN ACCOUNTING POLICIES

(A) SEC STAFF ACCOUNTING BULLETIN NO. 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS" ("SAB 101")

         In preparing its financial statements for the year ended December 31, 2000, the Company reviewed its revenue recognition accounting policies in the context of SAB 101. In accordance with the interpretive guidance of SAB 101, the Company, effective January 1, 2000, recognizes revenue on theater systems whether pursuant to sales-type leases or sales, at the time that installation is complete. Prior to January 1, 2000, the Company recognized revenue from sales-type leases and sales of theater systems at the time of delivery. The effect of applying this change in accounting principle is a first quarter 2000 non-cash charge of $54.5 million, net of income taxes of $33.4 million, or $1.83 per share, representing the cumulative impact on retained earnings as at December 31, 1999.

(B) AICPA STATEMENT OF POSITION 00-2, "ACCOUNTING BY PRODUCERS OR DISTRIBUTORS OF FILMS" ("SOP 00-2")

         Effective January 1, 2000, the Company adopted SOP 00-2. Prior to January 1, 2000, revenues associated with the licensing of films were recognized in accordance with Statement of Financial Accounting Standard No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films" ("FAS 53") and exploitation costs were capitalized and amortized. As a result of adopting SOP 00-2, the Company has recorded a non-cash charge of $6.6 million, net of income taxes of $3.9 million, or $0.22 per share, to first quarter 2000 earnings, representing the cumulative impact on retained earnings as at December 31, 1999.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
            FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)




3.       INVENTORIES

                                               March 31,          December 31,
                                                 2001                 2000
                                           ----------------     ----------------
         Raw materials                     $         16,083     $         16,037
         Work-in-process                             12,861               11,963
         Finished goods                              35,706               41,910
                                           ----------------     ----------------
                                           $         64,650     $         69,910
                                           ================     ================

         Finished goods at March 31, 2001 and December 31, 2000 include $25.4 million and $29.6 million, respectively, in theater systems delivered to customers where installation was not complete.

4.       FINANCIAL INSTRUMENTS

         Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") and its subsequent amendments and interpretations. FAS 133 established accounting and reporting standards requiring that all derivative instruments be recorded in the balance sheet either as an asset or a liability at their fair values. The statement requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. As a result, the Company recorded a transition loss of $210,000 in its consolidated statement of operations on January 1, 2001. In addition, a transition amount of $496,000 (net of income tax benefit of $291,000) has been recorded as a charge to comprehensive loss to March 31, 2001.

         The Company has entered into forward exchange contracts at March 31, 2001 to hedge the conversion of $14 million into Canadian dollars at an average exchange rate of Canadian $1.49 per U.S. dollar. These forward contracts are accounted for as hedges of identifiable foreign currency commitments. The Company has also entered into foreign currency swap transactions to hedge minimum lease payments receivable under sales-type lease contracts denominated in Japanese Yen and French Francs. These swap transactions fix the foreign exchange rates on conversion of 79 million Yen at 98 Yen per U.S. dollar through September 2004 and on 11.4 million Francs at 5.1 Francs per U.S. dollar through September 2005.

5.       CONTINGENCIES

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

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
            FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)



5.       CONTINGENCIES (CONT'D)

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

(C) In April 2000, Themax Inc., a 33% owned investee of the Company, and certain of its shareholders (collectively "Themax") filed a claim against the Company in the Superior Court in the District of Longueuil, in the Province of Quebec, alleging breach of contract in respect of the IMAX System Lease agreement between IMAX Ltd. and Themax dated February 5, 1996 as well as a claim for damages suffered as a result of IMAX Ltd.'s alleged failure to adequately manage the Brossard Theater during its tenure as manager. Themax claimed damages representing a return of the original investment by Themax as well as lost profits and costs. On November 8, 2000, Themax filed a notice of intention to make a proposal in bankruptcy. The affect of such proposal on the litigation is uncertain. The Company believes that the allegations made by Themax are entirely without merit and has and will accordingly defend the matter vigorously. The Company believes that the amount of loss, if any, suffered in connection with this lawsuit would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome for any such litigation.

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

(E) In December 2000, the Company filed a complaint against George Krikorian Premiere Theatres LLC and certain other related parties (collectively "Krikorian") in the U.S. District of California, alleging breach of contract and fraud resulting in damages to the Company in excess of US$6 million. In February 2001, Krikorian filed a Reply and Counterclaim against the Company alleging, among other things, fraudulent inducement and negligent misrepresentation. In April 2001, Krikorian's counterclaims were dismissed by the Court without prejudice. The Company believes that the allegations made against it in the Reply and Counterclaim were meritless and will defend any new counterclaims brought by Krikorian vigorously.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
            FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)



5.       CONTINGENCIES (CONT'D)

         The Company believes that the amount of loss, if any, suffered in connection with any future counterclaims brought by Krikorian would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome for any such litigation.

(F) In March 2001, a complaint was filed against the Company by Muvico Entertainment, L.L.C. ("Muvico"), alleging misrepresentation and seeking rescission in respect of the system leasing agreements between the Company and Muvico. In May 2001, the Company filed counterclaims against Muvico for breach of contract, unjust enrichment and theft of trade secrets, and brought claims against Muvico and MegaSystems, Inc. ("MegaSystems"), a large format theater system manufacturer, for tortious interference, unfair competition and/or deceptive trade practices, violations of the U.S. Lanham Act, and to enjoin Muvico and MegaSystems from using the Company's confidential and proprietary information. The Company believes that the allegations made by Muvico in its complaint are entirely without merit and will accordingly defend the claims vigorously. The Company further believes that the amount of loss, if any, suffered in connection with this lawsuit would not have a material impact on the financial position or results of operation of the Company, although no assurance can be given with respect to the ultimate outcome for any such litigation.

(G) In addition to the litigation described above, the Company is currently involved in other litigation which, in the opinion of the Company's management, will not materially affect the Company's financial position or future operating results, although no assurance can be given with respect to the ultimate outcome for any such litigation.

6.       EARNINGS PER SHARE

         Reconciliations of the numerators and denominators of the basic and diluted per-share computations are as follows:


                                                                                 Three months ended March 31,
                                                                                  2001                 2000
                                                                           ------------------   ------------------

         Net loss available to common shareholders:                        $          (13,771)  $          (59,375)
                                                                           ==================   ==================

         Weighted average number of common shares (000's):

         Issued and outstanding at beginning of period                                 30,052               29,758
         Weighted average number of shares issued in the period                            62                   16
                                                                           ------------------   ------------------
         Weighted average number of shares used in computing basic
         earnings per share                                                            30,114               29,774

         Assumed exercise of stock options, net of shares assumed                          -                 1,110
                                                                           ------------------   ------------------
         Weighted average number of shares used in computing diluted
         earnings per share                                                            30,114               30,884
                                                                           ==================   ==================

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
            FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)



6.       EARNINGS PER SHARE (CONT'D)

         For the quarter ended March 31, 2001, the assumed exercise of stock options, net of shares assumed acquired under the Treasury Stock Method and common shares issuable pursuant to the Convertible Subordinated Notes would have an antidilutive effect on earnings per share and have not been included in the above computations.

7.       COMPREHENSIVE LOSS

         Comprehensive loss amounted to $16.1 million in the three months ended March 31, 2001 ($4.4 million for the three months ended March 31, 2000).

8.       SEGMENTED INFORMATION

         The Company has four reportable segments: IMAX systems, digital projection systems, films and other.

         There has been no change in the basis of measurement of segment profit or loss from the Company's most recent annual report on Form 10-K for the year ended December 31, 2000. Intersegment transactions are not significant.

                                                                                 Three months ended March 31,
                                                                                  2001                 2000
                                                                           ------------------   ------------------
        Revenue
            IMAX systems                                                   $           16,278   $           25,273
            Digital projection systems                                                  6,399               12,916
            Films                                                                       9,256               10,459
            Other                                                                       3,145                6,150
                                                                           ------------------   ------------------
            Total                                                          $           35,078   $           54,798
                                                                           ==================   ==================

        Earnings (loss) from operations
            IMAX systems                                                   $            5,693   $           10,406
            Digital projection systems                                                 (2,155)                 265
            Films                                                                      (1,280)                (349)
            Other                                                                        (740)                 576
            Corporate overhead                                                        (16,456)              (4,010)
                                                                           ------------------   ------------------
            Total                                                          $          (14,938)  $            6,888
                                                                           ==================   ==================

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 VERSUS THREE MONTHS ENDED MARCH 31, 2000

During the first quarter of 2001, the Company signed a contract for one IMAX theater system valued at $2.8 million. The Company's sales backlog was $209.4 million at March 31, 2001, representing contracts for 70 theater systems. The Company's sales backlog will vary from quarter to quarter depending on the signing of new systems which adds to backlog and the installation of systems which reduces backlog. Sales backlog represents the sale value of all signed system sale and lease agreements that will be recognized as revenue in the future. The value of sales backlog does not include revenues from theaters in which the Company has an equity interest, letters of intent or long-term conditional theater commitments.

The Company reported a net loss of $13.8 million or $0.46 per share on a diluted basis for the first quarter of 2001 compared to net earnings of $1.7 million or $0.06 per share on a diluted basis for the first quarter of 2000 before cumulative effect of changes in accounting principles.

The Company recorded revenues for the first quarter of 2001 of $35.1 million compared to $54.8 million recorded in the corresponding quarter last year, a decrease of 36%.

Systems revenue, which includes revenue from theater system sales and leases, royalties and maintenance fees, decreased approximately 36% to $16.3 million in the first quarter of 2001 from $25.3 million in the same quarter last year. Three theater systems were installed in the first quarter of 2001 compared to 5 theater systems in the first quarter of 2000.

The Company's revenue from the sale of digital projection systems amounted to $6.4 million in the first quarter of 2001, compared to $12.9 million in the same quarter last year, a decrease of 50%, as a result of a shift of the staging and rental business from high-end to mid-market products.

Film revenue comprises revenue recognized from film distribution and film post-production activities. Film revenue decreased 12% to $9.3 million in the first quarter of 2001 from $10.5 million in the same quarter last year primarily as a result of the decrease in film distribution revenue of 20%.

Other revenues decreased 49% in the first quarter of 2001 to $3.1 million from $6.2 million in the prior year quarter. Declines in Ridefilm revenues and in revenues from the Company's owned and operated theaters contributed to the decrease in other revenues.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

THREE MONTHS ENDED MARCH 31, 2001 VERSUS THREE MONTHS ENDED MARCH 31, 2000 - (CONT'D)

Gross margin for the first quarter of 2001 was $10.3 million compared to $21.0 million in the comparative quarter last year, a decrease of 51%. Gross margin was approximately 29% of total revenue in the first quarter of 2001 compared to approximately 38% of total revenue in the same quarter of 2000. The decline in gross margin as a percentage of revenues was due mainly to lower margins from DPI and other revenues.

Selling, general and administrative expenses were $11.8 million in the first quarter of 2001 compared to $11.5 million in the corresponding quarter last year. The increase resulted mainly from an increase in general corporate costs.

During the first quarter of 2001, the Company recorded a restructuring charge of $10.9 million related to a previously announced 15% reduction in its work force and the consolidation of manufacturing facilities.

Research and development expenses were $1.3 million in the first quarter of 2001 compared to $1.6 million in the same period last year. The lower level of expenses in 2001 reflects the timing of expenditures on certain projects.

Interest income decreased to $0.4 million in the first quarter of 2001 from $1.5 million in the first quarter of 2000 due to a decline in the average balance of cash and cash equivalents held.

The effective tax rate on earnings before taxes differs from the statutory tax rate and will vary from quarter to quarter primarily as a result of the amortization of goodwill, which is not deductible for tax purposes, and the provision of income taxes at different tax rates in foreign and other provincial jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the Company's principal source of liquidity included cash and cash equivalents of $20.9 million, trade accounts receivable of $32.3 million, net investment in leases due within one year of $7.9 million and marketable securities of $3.9 million. Amounts receivable due with one year under contracts in backlog which are not yet reflected on the balance sheet, total approximately $36 million.

The 7.875% Senior Notes (the "Senior Notes") due December 1, 2005 are subject to redemption by the Company, in whole or in part, at any time on or after December 1, 2002 at redemption prices expressed as percentages of the principal amount for each 12-month period commencing December 1 of the years indicated: 2002 - 103.938%; 2003 - 101.969%; 2004 and thereafter - 100.000% together with interest accrued thereon to the redemption date and are subject to redemption by the Company prior to December 1, 2002 at a redemption price equal to 100% of the principal amount plus a "make whole premium". If certain changes result in the imposition of withholding taxes under Canadian law, the Senior Notes may be redeemed by the Company at a redemption price equal to 100% of the principal amount plus accrued interest to the date of redemption. In the event of a change in control, holders of the Senior Notes may require the Company to repurchase all or part of the Senior Notes at a price equal to 101% of the principal amount plus accrued interest to the date of repurchase.

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

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -(CONT'D)

LIQUIDITY AND CAPITAL RESOURCES - (CONT'D)

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

In the first quarter of 2001, cash used in operating activities amounted to $11.7 million. Changes in operating assets and liabilities amounted to an increase of $2.2 million, mainly due to an increase in accrued liabilities of $8.8 million related to restructuring costs.

Cash provided by investing activities in the first quarter of 2001 included a decrease in marketable securities of $3.6 million, partially offset by an increase of $0.9 million in fixed assets and an increase in other assets of $0.5 million.

During the first quarter of 2001, cash provided by financing activities included $16,000 of proceeds from common shares issued under the Company's stock option plan.

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

                                IMAX CORPORATION

The following table provides information about the Company's foreign exchange and interest rate swap contracts at March 31, 2001. The fair value represents the amount the Company would receive or pay to terminate the contracts at March 31, 2001.

                                       MARCH 31,
                                         2001       2002      2003      2004      2005     TOTAL     FAIR VALUE
                                       ---------    ----      ----      ----      ----     -----     ----------
                                                             (IN THOUSANDS OF U.S. DOLLARS)

FOREIGN CURRENCY EXCHANGE
CONTRACTS

(Receive Canadian $, pay U.S. $)        $14,000        -         -         -         -    $14,000      ($787)
Average contractual exchange
  rate per one U.S. dollar                 1.49        -         -         -         -       1.49

(Pay Yen, receive U.S. $)                  $318     $174      $179      $137         -       $808       $122
Average contractual exchange
  rate per one U.S. dollar                97.85    97.85     97.85     97.85         -      97.85

(Pay FF, receive U.S. $)                   $423     $435      $448      $462      $476     $2,244       $615
Average contractual exchange
  rate per one U.S. dollar                 5.07     5.07      5.07      5.07      5.07       5.07



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

                                IMAX CORPORATION

     In April 2000, Themax Inc., a 33% owned investee of the Company, and certain of its shareholders (collectively "Themax") filed a claim against the Company in the Superior Court in the District of Longueuil, in the Province of Quebec, alleging breach of contract in respect of the IMAX System Lease agreement between IMAX Ltd. and Themax dated February 5, 1996 as well as a claim for damages suffered as a result of IMAX Ltd.'s alleged failure to adequately manage the Brossard Theater during its tenure as manager. Themax claimed damages representing a return of the original investment by Themax as well as lost profits and costs. On November 8, 2000, Themax filed a notice of intention to make a proposal in bankruptcy. The affect of such proposal on the litigation is uncertain. The Company believes that the allegations made by Themax are entirely without merit and has and will accordingly defend the matter vigorously. The Company believes that the amount of loss, if any, suffered in connection with this lawsuit would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome for any such litigation.

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

     In December 2000, the Company filed a complaint against George Krikorian Premiere Theatres LLC and certain other related parties (collectively "Krikorian") in the U.S. District of California, alleging breach of contract and fraud resulting in damages to the Company in excess of US$6 million. In February 2001, Krikorian filed a Reply and Counterclaim against the Company alleging, among other things, fraudulent inducement and negligent misrepresentation. In April 2001, Krikorian's counterclaims were dismissed by the Court without prejudice. The Company believes that the allegations made against it in the Reply and Counterclaim were meritless and will defend any new counterclaims brought by Krikorian vigorously. The Company believes that the amount of loss, if any, suffered in connection with any future counterclaims brought by Krikorian would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome for any such litigation.

     In March 2001, a complaint was filed against the Company by Muvico Entertainment, L.L.C. ("Muvico"), alleging misrepresentation and seeking rescission in respect of the system leasing agreements between the Company and Muvico. In May 2001, the Company filed counterclaims against Muvico for breach of contract, unjust enrichment and theft of trade secrets, and brought claims against Muvico and MegaSystems, Inc. ("MegaSystems"), a large format theater system manufacturer, for tortious interference, unfair competition and/or deceptive trade practices, violations of the U.S. Lanham Act, and to enjoin Muvico and MegaSystems from using the Company's confidential and proprietary information. The Company believes that the allegations made by Muvico in its complaint are entirely without merit and will accordingly defend the claims vigorously. The Company further believes that the amount of loss, if any, suffered in connection with this lawsuit would not have a material impact on the financial position or results of operation of the Company, although no assurance can be given with respect to the ultimate outcome for any such litigation.

     In addition to the litigation described above, the Company is currently involved in other litigation which, in the opinion of the Company's management, will not materially affect the Company's financial position or future operating results, although no assurance can be given with respect to the ultimate outcome for any such litigation.

                                IMAX CORPORATION


ITEM 2.  SUPPLEMENTING OF AUDITORS' REPORT FOR 2000 AND 1999 FINANCIALS

         Attached as Exhibit 13 is the revised Auditors' Report of PricewaterhouseCoopers LLP ("PwC"), the Company's auditors, on the Company's consolidated balance sheets as at December 31, 2000 and 1999 and the related consolidated statements of operations, cash flows and shareholders' equity for each year in the three-year period ended December 31, 2000. Such balance sheets and consolidated statements are reprinted in their entirety from the Company's 2000 Form 10-K. Article 2-02(c) of SEC Regulation S-X calls for the opinion of the accountant as to the consistency of the application of the accounting principles, or as to any changes in such principles which have a material effect on the financial statements. PwC's revised Auditors' Report states that, as discussed more fully in Note 3 to the consolidated financial statements in the Company's 2000 Form 10-K, the Company changed its accounting principles for revenue recognition and film assets in 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         *10.15 Amended Employment Agreement, dated April 3, 2001 between IMAX Corporation and Bradley J. Wechlser.

         *10.16 Amended Employment Agreement, dated April 3, 2001 between IMAX Corporation and Richard L. Gelfond.

         *13     Supplementing of Auditors' Report for 2000 and 1999 financials.

        ----------
        * Filed herewith

(B)      REPORTS ON FORM 8-K

         There were no reports filed on Form 8-K in the three-month period ended March 31, 2001.

                                IMAX CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      IMAX CORPORATION






Date:  May 15, 2001                   By: / S / John M. Davison
-------------------                       ---------------------
                                          John M. Davison
                                          President, Chief Operating Officer and
                                          Chief Financial Officer
                                          (Principal Financial Officer)





                                      By: / S /  Mark J. Thornley
                                          -----------------------
                                          Mark J. Thornley
                                          Senior Vice President, Finance
                                          (Principal Accounting Officer)