Form 10-Q
period 2001-06-30
IMAX CORP
filed 2001-08-14
CIK 921582

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         Commission File Number 0-24216


                                IMAX CORPORATION
             (Exact name of registrant as specified in its charter)


            Canada                                            98-0140269
 -------------------------------                       ------------------------
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                        Identification Number)


 2525 Speakman Drive, Mississauga, Ontario, Canada                   L5K 1B1
 -------------------------------------------------                -------------
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

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                   Outstanding as of July 31, 2001
--------------------------              --------------------------------
Common stock, no par value                        31,126,514

================================================================================

                                IMAX CORPORATION

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements                                               3

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                     13

  Item 3.   Quantitative and Qualitative Factors about Market Risk            17



PART II.    OTHER INFORMATION

  Item 1.   Legal Proceedings                                                 18

  Item 4.   Submission of Matters to a Vote of Security Holders               20

  Item 6.   Exhibits and Reports on Form 8-K                                  20

  Signatures                                                                  21


                          FORWARD LOOKING INFORMATION

Certain statements included herein may constitute "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, but are not limited to, references to future capital expenditures (including the amount and nature thereof), business strategies and measures to implement strategies, competitive strengths, goals, expansion and growth of the business and operations, plans and references to the future success of IMAX Corporation and its subsidiaries (the "Company"). These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the expectations and predictions of the Company is subject to a number of risks and uncertainties, including, but not limited to, general economic, market or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by the Company; competitive actions by other companies; conditions in the out-of-home entertainment industry; changes in laws or regulations; risks associated with investments and operations in foreign jurisdictions and any future international expansion, including those related to economic, political and regulatory policies of local governments and laws and policies of the United States and Canada; the potential impact of increased competition in the markets the Company operates within; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made herein are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, the Company.

                                IMAX CORPORATION

                                                                            PAGE
                                                                            ----
PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The following condensed consolidated financial statements are filed as part of this Report:

         Condensed Consolidated Balance Sheets as at June 30, 2001 and
         December 31, 2000                                                     4

         Condensed Consolidated Statements of Operations for the three
         and six month periods ended June 30, 2001 and 2000                    5

         Condensed Consolidated Statements of Cash Flows for the six
         month periods ended June 30, 2001 and 2000                            6

         Notes to Condensed Consolidated Financial Statements                  7

                                IMAX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
                         (in thousands of U.S. dollars)

                                                                                        June 30,
                                                                                          2001         December 31,
                                                                                      (unaudited)          2000
                                                                                  ----------------   ----------------
ASSETS
Cash and cash equivalents                                                         $         24,631   $         30,908
Investments in marketable debt securities                                                      715              7,529
Accounts receivable, less allowance for doubtful accounts of $21,750
  (2000 - $19,774)                                                                          24,350             34,835
Net investment in leases                                                                    74,307             77,093
Inventories (note 3)                                                                        59,326             69,910
Income taxes recoverable                                                                    11,348              8,830
Prepaid expenses                                                                             3,697              3,650
Film assets                                                                                 29,340             29,749
Fixed assets                                                                                87,332             89,879
Other assets                                                                                27,858             32,859
Deferred income taxes                                                                       50,046             46,345
Goodwill, net of accumulated amortization of $16,501 (2000 - $14,818)                       59,357             60,513
                                                                                  ----------------   ----------------
   Total assets                                                                   $        452,307   $        492,100
                                                                                  ================   ================

LIABILITIES
Accounts payable                                                                  $         14,778   $         23,250
Accrued liabilities                                                                         44,302             40,160
Deferred revenue                                                                            94,965            106,427
Convertible subordinated notes due 2003                                                    100,000            100,000
Senior notes due 2005                                                                      200,000            200,000
                                                                                  ----------------   ----------------
   Total liabilities                                                                       454,045            469,837
                                                                                  ----------------   ----------------

COMMITMENTS AND CONTINGENCIES (notes 4 and 5)

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock - no par value. Authorized - unlimited number.
  Issued and outstanding - 31,126,514 (2000 - 30,051,514)                                   62,762             60,136
Deficit                                                                                    (63,473)           (38,278)
Accumulated other comprehensive (loss) income                                               (1,027)               405
                                                                                  -----------------  ----------------

   Total shareholders' equity (deficit)                                                     (1,738)            22,263
                                                                                  -----------------  ----------------

   Total liabilities and shareholders' equity (deficit)                           $        452,307   $        492,100
                                                                                  ================   ================


   (See accompanying notes to the condensed consolidated financial statements on pages 7 to 12)

                                IMAX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
              (in thousands of U.S. dollars, except per share data)
                                   (UNAUDITED)


                                                             Three months ended June 30,      Six months ended June 30,
                                                                 2001            2000            2001           2000
                                                            ------------    ------------    ------------    ------------
REVENUE
IMAX systems                                                $     22,048    $     36,490    $     38,326    $     61,763
Digital projection systems                                         5,833          11,297          12,232          24,213
Films                                                              7,608          10,336          16,864          20,795
Other                                                              3,129           4,662           6,274          10,812
                                                            ------------    ------------    ------------    ------------
                                                                  38,618          62,785          73,696         117,583

Costs and expenses                                                27,192          34,373          51,981          68,156
                                                            ------------    ------------    ------------    ------------

GROSS MARGIN                                                      11,426          28,412          21,715          49,427

Selling, general and administrative expenses                      16,799          12,807          28,620          24,333
Restructuring costs                                                1,918              --          12,860              --
Research and development                                           2,110           2,014           3,404           3,606
Amortization of intangibles                                        1,082           1,036           2,159           2,045
Loss from equity-accounted investees                                  84             372             177             370
                                                            ------------    ------------    ------------    ------------

EARNINGS (LOSS) FROM OPERATIONS                                  (10,567)         12,183         (25,505)         19,073

Interest income                                                      231             870             588           2,412
Interest expense                                                  (5,539)         (5,122)        (10,842)        (10,657)
Foreign exchange gain (loss)                                         562            (512)           (556)           (653)
                                                             -----------    -------------     -----------   -------------

EARNINGS (LOSS) BEFORE INCOME TAXES                              (15,313)          7,419         (36,315)         10,175

Recovery of (provision for) income taxes                           3,889          (2,699)         11,120          (3,718)
                                                            ------------    -------------   ------------    -------------

EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGES IN
ACCOUNTING PRINCIPLES                                            (11,424)          4,720         (25,195)          6,457
Cumulative effect of changes in accounting principles,
net of income tax benefit of $37,286 (note 2)                         --              --              --         (61,110)
                                                            ------------    ------------    ------------    -------------

NET EARNINGS (LOSS)                                         $    (11,424)   $      4,720    $    (25,195)   $    (54,653)
                                                            =============   ============    =============   =============

EARNINGS (LOSS) PER SHARE (note 7)
Earnings (loss) per share - basic :
  Earnings (loss) before cumulative effect of changes in
   accounting principles                                    $     (0.37)    $       0.16    $     (0.82)    $       0.22
  Cumulative effect of changes in accounting principles     $         --    $         --    $         --    $      (2.05)
                                                            ------------    ------------    ------------    -------------
  Net earnings (loss)                                       $     (0.37)    $       0.16    $     (0.82)    $      (1.83)
                                                            ============    ============    ============    -------------
Earnings (loss) per share - diluted :
  Earnings (loss) before cumulative effect of changes in
   accounting principles                                    $     (0.37)    $       0.15    $     (0.82)    $       0.21
  Cumulative effect of changes in accounting principles     $         --    $         --    $         --    $      (1.99)
                                                            ------------    ------------    ------------    -------------
  Net earnings (loss)                                       $     (0.37)    $       0.15    $     (0.82)    $      (1.78)
                                                            ============    ============    ============    -------------



   (See accompanying notes to the condensed consolidated financial statements on pages 7 to 12)

                                IMAX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
                         (in thousands of U.S. dollars)
                                   (UNAUDITED)

                                                                                          Six months ended June 30,
                                                                                          2001                2000
                                                                                    ----------------    ----------------
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net loss                                                                            $        (25,195)   $        (54,653)
Items not involving cash:
    Depreciation, amortization and write-downs                                                14,432              14,048
    Loss from equity-accounted investees                                                         177                 370
    Deferred income taxes                                                                     (8,973)              2,323
    Stock compensation                                                                         2,610                  --
    Cumulative effect of changes in accounting principles                                         --              61,110
Increase in film assets                                                                       (4,257)             (9,678)
Changes in other non-cash operating assets and liabilities                                     8,852             (67,599)
                                                                                    ----------------    ----------------

Net cash used in operating activities                                                        (12,354)            (54,079)
                                                                                    -----------------   ----------------

INVESTING ACTIVITIES
Net sale of investments in marketable debt securities                                          6,814              71,059
Additional consideration on acquisition of Sonics Associates, Inc.                            (1,041)                 --
Purchase of fixed assets                                                                      (1,035)            (17,429)
Decrease (increase) in other assets                                                            1,636              (3,676)
                                                                                    ----------------    ----------------

Net cash provided by investing activities                                                      6,374              49,954
                                                                                    ----------------    ----------------

FINANCING ACTIVITIES
Common shares issued                                                                              16                 384
                                                                                    ----------------    ----------------

Net cash provided by financing activities                                                         16                 384
                                                                                    ----------------    ----------------

Effect of exchange rate changes on cash                                                         (313)               (507)
                                                                                    -----------------   ----------------

DECREASE IN CASH AND CASH EQUIVALENTS DURING THE PERIOD                                       (6,277)             (4,248)

Cash and cash equivalents, beginning of period                                                30,908              34,573
                                                                                    ----------------    ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $         24,631    $         30,325
                                                                                    ================    ================



   (See accompanying notes to the condensed consolidated financial statements on pages 7 to 12)

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        In accordance with U.S. Generally Accepted Accounting Principles
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
             For the Six Month Periods Ended June 30, 2001 and 2000
                                   (unaudited)

1.       BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of IMAX Corporation and its wholly owned subsidiaries (the "Company"). The nature of the Company's business is such that the results of operations for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

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

3.       INVENTORIES

                                             June 30,            December 31,
                                               2001                  2000
                                        ------------------   ------------------

         Raw materials                  $           14,648   $           16,037
         Work-in-process                            14,505               11,963
         Finished goods                             30,173               41,910
                                        ------------------   ------------------
                                        $           59,326   $           69,910
                                        ==================   ==================


         Finished goods at June 30, 2001 and December 31, 2000 include $23.0 million and $29.6 million, respectively, in theater systems delivered to customers where installation was not complete.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        In accordance with U.S. Generally Accepted Accounting Principles
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
             For the Six Month Periods Ended June 30, 2001 and 2000
                                   (unaudited)


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

         The Company has entered into forward exchange contracts at June 30, 2001 to hedge the conversion of $8 million into Canadian dollars at an average exchange rate of Canadian $1.50 per U.S. dollar. The Company has also entered into foreign currency swap transactions to hedge minimum lease payments receivable under sales-type lease contracts denominated in Japanese Yen and French francs. These swap transactions fix the foreign exchange rates on conversion of 79 million Yen at 98 Yen per U.S. dollar through September 2004 and on 11.4 million francs at 5.1 francs per U.S. dollar through September 2005. Both swaps were sold to a third party on August 9, 2001 for total proceeds of $0.7 million.

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

(b) In January 2000, the Commission of the European Communities (the "Commission") informed the Company that Euromax, an association of European large screen cinema owners, had filed a complaint against the Company under EC competition rules. The complaint addressed a variety of alleged abuses, mainly relating to the degree of the control that the Company asserts over the projection systems it leases and the form and terms of the Company's agreements. No formal investigation has been initiated to date, and the Commission has limited itself to a request of the Company to comment on the complaint and subsequent response. Should proceedings be initiated, it is expected that no decision would be rendered until 2002 at the earliest. Although the Commission has the power to impose fines of up to a maximum of 10% of Company revenue for breach of EC competition rules, the Company believes on the basis of currently available information and an initial review that such result would not be likely. The Company further believes that the allegations in the complaint are meritless and will accordingly defend the matter vigorously. The Company believes that the amount of the loss, if any, suffered in connection with this dispute would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of this litigation.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        In accordance with U.S. Generally Accepted Accounting Principles
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
             For the Six Month Periods Ended June 30, 2001 and 2000
                                   (unaudited)


5.       CONTINGENCIES - (CONT'D)

(c) In April 2000, Themax Inc., a 33% owned investee of the Company, and certain of its shareholders (collectively "Themax") filed a claim against the Company in the Superior Court in the District of Longueuil, in the Province of Quebec, alleging breach of contract in respect of the parties' system lease as well as a claim for damages suffered as a result of an alleged failure by the Company to adequately manage the Brossard IMAX Theater during its tenure as manager. Themax claimed damages representing a return of its original investment as well as lost profits and costs. On November 8, 2000, Themax filed a notice of intention to make a proposal in bankruptcy. The effect of such proposal on the litigation is uncertain. In March 2001 IMAX filed an Amended Statement of Defence and Counter-claim against Themax seeking damages in excess of $4.6 million for breach of contract, defamation and damages to recover IMAX's investment in the theatre. The Company believes that the allegations made by Themax are entirely without merit and has and will accordingly defend the matter vigorously. The Company believes that the amount of loss, if any, suffered in connection with this lawsuit would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

(d) In June 2000, a complaint was filed against the Company and a third party by Mandalay Resort Group f/k/a Circus Circus Enterprises, Inc., alleging breach of contract and express warranty, fraud and misrepresentation in connection with the installation of certain motion simulation bases in Nevada. The complaint alleges damages in excess of $30,000. The Company believes that the allegations made against it in the complaint are meritless and will accordingly defend the matter vigorously. The Company further believes that the amount of loss, if any, suffered in connection with this lawsuit would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

(e) In December 2000, the Company filed a complaint against George Krikorian Premiere Theatres LLC and certain other related parties (collectively "Krikorian") in the U.S. District of California, alleging breach of contract and fraud resulting in damages to the Company in excess of US$6 million. In February 2001, Krikorian filed counterclaims against the Company alleging, among other things, fraudulent inducement and negligent misrepresentation, which counterclaims were subsequently dismissed and then amended. The Company believes that the allegations made against it in the counterclaims are meritless and will defend against them vigorously. The Company believes that the amount of loss, if any, suffered in connection with any such claims would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

(f) In March 2001, a complaint was filed against the Company by Muvico Entertainment, L.L.C. ("Muvico"), alleging misrepresentation and seeking rescission in respect of the system lease agreements between the Company and Muvico. In May 2001, the Company filed counterclaims against Muvico for breach of contract, unjust enrichment and theft of trade secrets, and brought claims against Muvico and MegaSystems, Inc. ("MegaSystems"), a large format theater system manufacturer, for tortious interference, unfair competition and/or deceptive trade practices, violations of the U.S. Lanham Act, and to enjoin Muvico and MegaSystems from using the Company's confidential and proprietary information. The Company believes that the allegations made by Muvico in its complaint are entirely without merit and will accordingly defend the claims vigorously. The Company further believes that the amount of loss, if any, suffered in connection with this lawsuit would not have a material impact on the financial position or results of operation of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        In accordance with U.S. Generally Accepted Accounting Principles
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
             For the Six Month Periods Ended June 30, 2001 and 2000
                                   (unaudited)


5.       CONTINGENCIES - (CONT'D)

(g) In addition to the litigation described above, the Company is currently involved in other litigation which, in the opinion of the Company's management, will not materially affect the Company's financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such litigation.

6.       MEASUREMENT UNCERTAINTY

         Management is continually reviewing the recoverability of the carrying values of the Company's accounts receivable, net investments in leases, inventories and certain long-lived assets including goodwill, in the context of the ongoing financial difficulties being experienced in the Company's operations including those of its digital projection subsidiary. The current state of the large format and commercial exhibition industries and potential developments related to the timing of the introduction of digital projection systems result in uncertainties in the ultimate recoverability of asset carrying values. Given these uncertainties, it is possible that the carrying amounts of assets may be reduced materially in the near term if actual results are significantly different than those estimated by management.

7.       EARNINGS (LOSS) PER SHARE

         Reconciliations of the numerators and denominators of the basic and diluted per-share computations are as follows:

                                                                Three months ended June 30,      Six months ended June 30,
                                                                ---------------------------      -------------------------
                                                                   2001            2000             2001             2000
                                                                -----------    -----------      -----------      -----------

         Net earnings (loss) available to common
         shareholders:                                          $   (11,424)   $     4,720      $   (25,195)     $   (54,653)
                                                                ===========    ===========      ===========      ===========
         Weighted average number of common shares (000's):

         Issued and outstanding at beginning of period               30,127         29,780           30,052           29,758
         Weighted average shares issued in the period (1)             1,000              7              568               22
                                                                -----------    -----------      -----------      -----------
         Weighted average used in computing basic
           earnings per share                                        31,127         29,787           30,620           29,780

         Assumed exercise of stock options, net of shares
           assumed acquired under the Treasury Stock
           Method                                                        --            863               --              987
                                                                -----------    -----------      -----------      -----------
         Weighted average used in computing diluted
           earnings per share                                        31,127         30,650           30,620           30,767
                                                                ===========    ===========      ===========      ===========


         For the quarter ended June 30, 2001, the assumed exercise of stock options, net of shares assumed acquired under the Treasury Stock Method and common shares issuable pursuant to the Convertible Subordinated Notes would have an antidilutive effect on earnings (loss) per share and have not been included in the above computations.

         (1) 1,000,000 shares issued April 3, 2001, and ratified June 7, 2001 by shareholders at $2.61 per share.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        In accordance with U.S. Generally Accepted Accounting Principles
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
             For the Six Month Periods Ended June 30, 2001 and 2000
                                   (unaudited)


8.       COMPREHENSIVE LOSS

         Comprehensive loss amounted to $10.5 million in the three months ended June 30, 2001 and $26.6 million in the six months ended June 30, 2001.

9.       SEGMENTED INFORMATION

         The Company has four reportable segments: IMAX systems, digital projection systems, films and other.

         There has been no change in the basis of measurement of segment profit or loss from the Company's most recent annual report on Form 10-K for the year ended December 31, 2000. Intersegment transactions are not significant.

                                                                Three months ended         Six months ended
                                                                      June 30,                  June 30,
                                                             ------------------------   -----------------------
                                                                 2001         2000         2001          2000
                                                             -----------  -----------   ----------    ---------

        Revenue
            IMAX systems                                     $   22,048   $   36,490    $   38,326    $   61,763
            Digital projection systems                            5,833       11,297        12,232        24,213
            Films                                                 7,608       10,336        16,864        20,795
            Other                                                 3,129        4,662         6,274        10,812
                                                             ----------   ----------    ----------    ----------
            Total                                            $   38,618   $   62,785    $   73,696    $  117,583
                                                             ==========   ==========    ==========    ==========


        Earnings (loss) from operations
            IMAX systems                                     $    7,433   $   20,470    $   13,126    $   30,876
            Digital projection systems                           (3,634)        (144)       (5,789)          121
            Films                                                (2,557)      (3,016)       (3,837)       (3,365)
            Other                                                (1,584)        (567)       (2,324)           11
            Corporate overhead                                  (10,225)      (4,560)      (26,681)       (8,570)
                                                             -----------  ----------    -----------   ----------
            Total                                            $  (10,567)  $   12,183    $  (25,505)   $   19,073
                                                             ===========  ==========    ===========   ==========

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        In accordance with U.S. Generally Accepted Accounting Principles
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
             For the Six Month Periods Ended June 30, 2001 and 2000
                                   (unaudited)


10.      SUBSEQUENT EVENT

         On July 9, 2001 pursuant to Section 3(c)(iv) of the Second Amended and Restated Shareholders' Agreement dated as of February 9, 1999 entered into by and among Wasserstein Perella Partners, L.P., Wasserstein Perella Offshore Partners, L.P., WPPN, Inc., and the Michael J. Biondi Voting Trust (the preceding entities together, "WP"), IMAX Corporation (the "Corporation"), Richard L. Gelfond and Bradley J. Wechsler (the "Shareholders Agreement"), the Corporation and each of Messrs. Gelfond and Wechsler entered into a Standstill Agreement (the "GW Standstill Agreement"). Under the terms of the GW Standstill Agreement, each of Messrs. Gelfond and Wechsler agreed to vote in any election for directors in favour of each person nominated by the then current Board of Directors, not to participate in or facilitate proxy contests, not to deposit into a voting trust or subject voting securities to an agreement with respect to voting such securities, not to acquire or affect or attempt to acquire or affect control of the Corporation or to participate in a "group" as defined pursuant to Section 13(d) of the U.S. Securities Exchange Act of 1934, which owns or seeks to acquire beneficial ownership or control of the Corporation, and not to attempt to influence the Corporation except through normal Board of Directors' processes; provided, however, that the GW Standstill Agreement does not prevent either of Messrs. Gelfond and Wechsler from taking any action in his capacity as an officer or employee of the Corporation or any of its subsidiaries, including as Co-Chief Executive Officer or Co-Chairman of the Corporation. As a result of entering into the GW Standstill Agreement, in the event of the resignation, death, disqualification under the Canada Business Corporations Act or the removal or expiration of the term of any director designated by Messrs. Gelfond and Wechsler pursuant to the Shareholders Agreement, Messrs. Gelfond and Wechsler shall have the right to designate a replacement for such director pursuant to the terms of the Shareholders Agreement, and WP shall use its best efforts to cause each such designated director to be elected or appointed as a director of the Corporation. The GW Standstill Agreement expires on July 8, 2002, and provides that Messrs. Gelfond and Wechsler may, from time to time, extend the term of the GW Standstill Agreement for additional one year terms thereafter (but in no event beyond March 1, 2004).

11.      IMPACT OF RECENT ISSUED ACCOUNTING PRONOUNCEMENTS

         On July 20, 2001, the FASB made Statement No. 142 (FAS 142), Goodwill and Other Intangible Assets, available to the public. With the adoption of FAS 142, Goodwill will no longer be subject to amortization over its estimated useful life but instead will be subject to at least an annual assessment for impairment by applying a fair-value-based test. The Company must adopt the requirements of FAS 142 effective January 1, 2002.

         As of June 30, 2001, the Company carried the following values for Goodwill and Intangibles on its balance sheet:

         INTANGIBLES
         Patents, Trademarks and Other Intangibles                  $     5,181
                                                                    ===========
         GOODWILL
         IMAX                                                       $    33,340
         Digital Projection Inc.                                         19,237
         Sonics Associates, Inc.                                          6,780
                                                                    -----------
                                                                    $    59,357
                                                                    ===========

         The amortization of goodwill year-to-date June 30, 2001 was $1.7 million. Prior to the implementation of FAS 142 goodwill amortization was projected to be approximately $3.4 million per year for the years 2002, 2003 and 2004.

         Management is currently evaluating the implementation aspects of the new pronouncement.

                                IMAX CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 VERSUS THREE MONTHS ENDED JUNE 30, 2000


During the second quarter of 2001, the Company signed contracts for 2 IMAX theater systems valued at $7.9 million. The Company's sales backlog was $184.4 million at June 30, 2001 represented contracts for 63 theater systems. The Company's sales backlog will vary from quarter to quarter depending on the signing of new systems which adds to backlog and the installation of systems which reduces backlog. Sales backlog represents the minimum revenues under signed system sale and lease agreements that will be recognized as revenue as the associated theater systems are installed. The minimum revenue comprises the upfront fees plus the present value of the minimum royalties due under sales-type lease agreements. The value of sales backlog does not include revenues from theaters in which the Company has an equity interest, letters of intent or long-term conditional theater commitments.

The Company reported net losses of $11.4 million or $0.37 per share on a diluted basis for the second quarter of 2001 compared to net earnings of $4.7 million or $0.15 per share on a diluted basis for the second quarter of 2000.

The Company's revenues for the second quarter of 2001 decreased 38% to $38.6 million from $62.8 million in the corresponding quarter last year due mainly to a decrease in systems revenue.

Systems revenue, which includes revenue from theater system sales and leases, royalties and maintenance fees, decreased approximately 40% to $22.0 million in the second quarter of 2001 from $36.5 million in the same quarter last year. Three theater systems were installed in the second quarter of 2001 versus seven theater systems were installed in the second quarter of 2000.

The Company's revenue from the sale of digital projection systems amounted to $5.8 million in the second quarter of 2000, compared to $11.3 million in the same quarter last year, a decrease of 48%, primarily as a result of the shift of the staging and rental business from high-end to mid-market products and lower unit sales.

Film revenue comprises revenue recognized from film production, film distribution and film post-production activities. Film revenue decreased 26% to $7.6 million in the second quarter of 2001 from $10.3 million in the same quarter last year primarily as a result of the decrease in film post-production revenue.

                                IMAX CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONT'D)

THREE MONTHS ENDED JUNE 30, 2001 VERSUS THREE MONTHS ENDED JUNE 30, 2000 - (CONT'D)

Other revenues decreased 33% to $3.1 million in the second quarter in 2001 from $4.7 million in the same quarter last year. Declines in camera revenue and in revenue from the Company's owned and operated theaters contributed to the decrease in other revenues.

Gross margin for the second quarter of 2001 was $11.4 million, or 30% of total revenue, compared to $28.4 million, or 45% of total revenue, in the corresponding quarter last year. The reduction in gross margin as a percentage of total revenue is due to lower systems margins versus the corresponding quarter of last year, resulting from the lower number of installations and lower margins from DPI.

Selling, general and administrative expenses were $16.8 million in the second quarter of 2001 compared to $12.8 million in the corresponding quarter last year. The increase resulted mainly from additional accounts receivable provisions of $2.2 million and increased executive compensation resulting from a non-cash issued stock grant of $2.6 million and pension expense of $1.0 million.

Research and development expenses were $2.1 million in the second quarter of 2001 compared to $2.0 million in the same period last year. The higher level of expenses in 2001 reflects the timing of expenditures on certain projects.

Interest income decreased to $0.2 million in the second quarter of 2001 from $0.9 million in the same quarter last year primarily due to a decline in the average balance of cash and cash equivalents held.

The effective tax rate on earnings and losses before taxes differs from the statutory tax rate and will vary from quarter to quarter primarily as a result of the amortization of goodwill and executive stock grant expense, which are not deductible for tax purposes, and the provision of income taxes at different tax rates in foreign and other provincial jurisdictions.

SIX MONTHS ENDED JUNE 30, 2001 VERSUS SIX MONTHS ENDED JUNE 30, 2000

The Company reported net losses of $25.2 million or $0.82 per share on a diluted basis for the first half of 2001 compared to net earnings of $6.5 million or $0.21 per share on a diluted basis for the first half of 2000 before cumulative effect of changes in accounting principles that were recorded in 2000.

The Company's revenues for the first half of 2001 decreased 37% to $73.7 million from $117.6 million in the corresponding period last year primarily as a result of decreased systems revenue and DPI revenues.

Systems revenue decreased approximately 38% to $38.3 million in the first half of 2001 from $61.8 million in the same period last year as the Company recognized revenues on six third-party theater systems compared to twelve theater systems in the same period last year.

                                IMAX CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONT'D)

SIX MONTHS ENDED JUNE 30, 2001 VERSUS SIX MONTHS ENDED JUNE 30, 2000 - (CONT'D)

The Company's revenue from the sale of digital projection systems amounted to $12.2 million in the first half of 2001 compared to $24.2 million in the same period last year, a decrease of 49%, primarily as a result of the shift of the staging and rental business from high-end to mid-market products and lower unit sales.

Film revenue comprises revenue recognized from film production, film distribution and film post-production activities. Film revenue decreased 19% to $16.9 million in the first half of 2001 from $20.8 million in the same period last year due principally to decreases in film post-production revenues.

Other revenue decreased 42% in the six months ended June 30, 2001 to $6.3 million as compared to $10.8 million in the same period last year, principally due to declines in revenues from the Company's owned and operated theaters and camera rentals.

Gross margin for the first half of 2001 was $21.7 million or 29% of total revenue, compared to $49.4 million or 42% of total revenue in the corresponding period last year. The decline in gross margin as a percentage of total revenue is primarily due to the lower margin from systems revenues as a result of lower installation activity and lower margin in DPI as a result of lower unit sales in the first half of 2001 compared to the corresponding period in 2000.

Selling, general and administrative expenses were $28.6 million in the first half of 2001 compared to $24.3 million in the first half of 2000. The increase resulted mainly from additional accounts receivable provisions of $2.4 million and increased executive compensation expense resulting from a non-cash issued stock grant of $2.6 million and pension expense of $2.0 million.

Research and development expenses were $3.4 million in the first half of 2001 compared to $3.6 million in the first half of 2000. The lower level of expenses in 2001 reflects the timing of expenditures on certain projects.

Interest income decreased to $0.6 million in the first half of 2001 from $2.4 million in the same period last year primarily due to a decline in the average balance of cash and cash equivalents held.

The effective tax rate on earnings and losses before taxes differs from the statutory tax rate and will vary from quarter to quarter primarily as a result of the amortization of goodwill and executive stock grant expense, which are not deductible for tax purposes, and the provision of income taxes at different tax rates in foreign and other provincial jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, the Company's principal source of liquidity included cash and cash equivalents of $24.6 million, investments in marketable debt securities totaling $0.7 million, trade accounts receivable of $24.4, million, income taxes recoverable of $11.3 million, net investment in leases due within one year of $8.5 million. Amounts receivable under contracts in backlog which are not yet reflected on the balance sheet, total approximately $36 million.

On September 26, 2001, the Company's uncommitted credit facility and cross currency swap arrangements with Toronto Dominion Bank Financial Group ("TD Bank") is scheduled to terminate. The Company has no cash advances under the facility, which has been used in the past for U.S. and Canadian letters of credit and cross currency swaps. As of August 13, 2001, the Company had advances on primarily Canadian letters of credit of CDN $216,853 and U.S. letters of credit of U.S. $3,791,800. The cross currency swaps were sold on August 9, 2001 for proceeds of $0.7 million at which point the contingent credit was no longer required. The Company is evaluating whether to arrange for continued credit facilities after the TD Bank facility ceases.

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

In the first half of 2001, cash used in operating activities amounted to $12.4 million. Changes in operating assets and liabilities amounted to an increase of $4.6 million.

In the first half of 2001, cash provided by investing activities amounted to $6.4 million and included a sale of investments in marketable debt securities of $6.8 million.

The Company believes that cash flows from operations together with existing cash and marketable securities balances will continue to be sufficient to meet operating cash requirements in the foreseeable future.

In its efforts to stabilize and rationalize the business, the Company has been focused on reducing expenses and capital investments and changing its corporate structure to reflect a downturn in the large format and general commercial exhibition markets. The Company has taken steps towards closing its Sonics sound-system facility in Birmingham, Alabama, and has been reducing its overall corporate workforce and its capital expenditures. The Company intends to further reduce its selling, general and administrative expenses, which will include additional reductions in staffing levels in the third and fourth quarters designed to achieve approximately $10 million in savings on an annualized basis.

                                IMAX CORPORATION


ITEM 3.    QUANTITATIVE AND QUALITATIVE FACTORS ABOUT MARKET RISK

The Company is exposed to market risk from changes in foreign currency rates. The Company does not use financial instruments for trading or other speculative purposes.

A substantial portion of the Company's revenues are denominated in U.S. dollars while a substantial portion of its costs and expenses are denominated in Canadian dollars. A portion of the net U.S. dollar flows of the Company are converted to Canadian dollars to fund Canadian dollar expenses, either through the spot market or through forward contracts. In Japan, the Company has ongoing operating expenses related to its operations. Net Japanese Yen flows are converted to U.S. dollars generally through forward contracts to minimize currency exposure. The Company also has cash receipts under leases denominated in French francs and Japanese Yen which were converted to U.S. dollars generally through forward contracts to minimize currency exposure. These contracts were sold on August 9, 2001 for proceeds of $0.7 million. The Company plans to convert Japanese Yen and French franc lease cash flows to US dollars through the spot and forward markets on a go-forward basis.

The following table provides information about the Company's foreign currency exchange contracts at June 30, 2001. The fair value represents the amount the Company would receive or pay to terminate the contracts at June 30, 2001.

                                          JUNE 30,
                                            2001       2002     2003    2004     2005       TOTAL     FAIR VALUE
                                          -------      ----     ----    ----     ----       -----     ----------
                                                             (IN THOUSANDS OF U.S. DOLLARS)
FOREIGN CURRENCY EXCHANGE CONTRACTS
(Receive Canadian $, pay US$)              $8,000        --      --        --       --     $8,000      ($124)
Average contractual exchange rate
    per one U.S. dollar                      1.50        --      --        --       --       1.50

(Pay Yen, receive U.S. $) (1)                $318      $174    $179      $137       --       $808       $122
Average contractual exchange
    rate per one U.S. dollar                97.85     97.85   97.85     97.85       --      97.85

(Pay FF, receive U.S. $) (1)                 $423      $435    $448      $462     $476     $2,244       $664
Average contractual exchange
    rate per one U.S. dollar                 5.07      5.07    5.07      5.07     5.07       5.07


(1) Contracts sold August 9, 2001 for total proceeds of $0.7 million.

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

(b) In January 2000, the Commission of the European Communities (the "Commission") informed the Company that Euromax, an association of European large screen cinema owners, had filed a complaint against the Company under EC competition rules. The complaint addressed a variety of alleged abuses, mainly relating to the degree of the control that the Company asserts over the projection systems it leases and the form and terms of the Company's agreements. No formal investigation has been initiated to date, and the Commission has limited itself to a request of the Company to comment on the complaint and subsequent response. Should proceedings be initiated, it is expected that no decision would be rendered until 2002 at the earliest. Although the Commission has the power to impose fines of up to a maximum of 10% of Company revenue for breach of EC competition rules, the Company believes on the basis of currently available information and an initial review that such result would not be likely. The Company further believes that the allegations in the complaint are meritless and will accordingly defend the matter vigorously. The Company believes that the amount of the loss, if any, suffered in connection with this dispute would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of this litigation.

(c) In April 2000, Themax Inc., a 33% owned investee of the Company, and certain of its shareholders (collectively "Themax") filed a claim against the Company in the Superior Court in the District of Longueuil, in the Province of Quebec, alleging breach of contract in respect of the parties' system lease as well as a claim for damages suffered as a result of an alleged failure by the Company to adequately manage the Brossard Theater during its tenure as manager. Themax claimed damages representing a return of its original investment as well as lost profits and costs. On November 8, 2000, Themax filed a notice of intention to make a proposal in bankruptcy. The affect of such proposal on the litigation is uncertain. In March 2001 IMAX filed an Amended Statement of Defence and Counter-claim against Themax seeking damages in excess of $4.6 million for breach of contract, defamation and damages to recover IMAX's investment in the theatre. The Company believes that the allegations made by Themax are entirely without merit and has and will accordingly defend the matter vigorously. The Company believes that the amount of loss, if any, suffered in connection with this lawsuit would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

(d) In June 2000, a complaint was filed against the Company and a third party by Mandalay Resort Group f/k/a Circus Circus Enterprises, Inc., alleging breach of contract and express warranty, fraud and misrepresentation in connection with the installation of certain motion simulation bases in Nevada. The complaint alleges damages in excess of $30,000. The Company believes that the allegations made against it in this complaint are meritless and will accordingly defend the matter vigorously. The Company further believes that the amount of loss, if any, suffered in connection with this lawsuit would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

                                IMAX CORPORATION

ITEM 1.  LEGAL PROCEEDINGS - (CONT'D)

(e) In December 2000, the Company filed a complaint against George Krikorian Premiere Theatres LLC and certain other related parties (collectively "Krikorian") in the U.S. District of California, alleging breach of contract and fraud resulting in damages to the Company in excess of US$6 million. In February 2001, Krikorian filed counterclaim against the Company alleging, among other things, fraudulent inducement and negligent misrepresentation, which counterclaims are subsequently dismissed and then amended. The Company believes that the allegations made against it in the counterclaim are meritless and will defend against them vigorously. The Company believes that the amount of loss, if any, suffered in connection with any such claims would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

(f) In March 2001, a complaint was filed against the Company by Muvico Entertainment, L.L.C. ("Muvico"), alleging misrepresentation and seeking rescission in respect of the system lease agreements between the Company and Muvico. In May 2001, the Company filed counterclaims against Muvico for breach of contract, unjust enrichment and theft of trade secrets, and brought claims against Muvico and MegaSystems, Inc. ("MegaSystems"), a large format theater system manufacturer, for tortious interference, unfair competition and/or deceptive trade practices, violations of the U.S. Lanham Act, and to enjoin Muvico and MegaSystems from using the Company's confidential and proprietary information. The Company believes that the allegations made by Muvico in its complaint are entirely without merit and will accordingly defend the claims vigorously. The Company further believes that the amount of loss, if any, suffered in connection with this lawsuit would not have a material impact on the financial position or results of operation of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

(g) In addition to the litigation described above, the Company is currently involved in other litigation which, in the opinion of the Company's management, will not materially affect the Company's financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such litigation.

                                IMAX CORPORATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of the Company's shareholders held on June 7, 2001, shareholders represented at the meeting, whether in person or by proxy: (i) elected Ellis B. Jones, Richard L. Gelfond and Bradley J. Welchsler as Class III directors of the Company for a term expiring in 2004, (26,166,632 shares voted for and 411,370 shares withheld); (ii) appointed PricewaterhouseCoopers, LLP as auditors of the Company to hold office until the next annual meeting of shareholders at a remuneration to be fixed by the Board of Directors (26,744,290 shares voted for and 20,982 shares withheld); (iii) approved the Corporation's Employee Share Purchase Plan (20,636,559 shares voted for and 810,915 shares against); and (iv) approved the grant of common shares to certain executives (17,262,023 shares voted for and 2,090,875 shares against).


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

*4.9 Standstill Agreement, dated as of July 9, 2001 by and among IMAX Corporation, Richard L. Gelfond and Bradley J. Wechsler.

*Filed herewith

(B)      REPORTS ON FORM 8-K

         The Company filed a report on Form 8-K dated April 30, 2001 under
         Item 5 - Notice of Meeting and Special Meeting of Shareholders.

                                IMAX CORPORATION


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          IMAX CORPORATION




Date:  August 14, 2001                    By: / S / Francis T. Joyce
-----------------------                       ----------------------
                                              Francis T. Joyce
                                              Chief Financial Officer
                                              (Principal Financial Officer)





                                          By:   / S /  Mark J. Thornley
                                                -----------------------
                                                Mark J. Thornley
                                                Senior Vice President, Finance
                                                (Principal Accounting Officer)