Form 10-Q
period 2001-09-30
IMAX CORP
filed 2001-11-14
CIK 921582

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                               ------------------

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
                                                           --------------

                                       N/A
--------------------------------------------------------------------------------
          (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  [X]      No  [  ]

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                  Outstanding as of October 31, 2001
-------------------------------        -----------------------------------
Common stock, no par value                         31,146,514



================================================================================

                                IMAX CORPORATION


                                      INDEX

                                                                       PAGE
                                                                       ----
PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements                                          3

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                19

  Item 3.  Quantitive and Qualitative Factors about Market Risk         24

PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings                                            25

  Item 6.  Listing of Exhibits and Reports on Form 8-K                  27

  Signatures                                                            28





                          FORWARD LOOKING INFORMATION

Certain statements included herein may constitute "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, but are not limited to, references to future capital expenditures (including the amount and nature thereof), business strategies and measures to implement strategies, competitive strengths, goals, expansion and growth of its business and operations, plans and references to the future success of IMAX Corporation and its wholly owned subsidiaries (the "Company"). These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the expectations and predictions of the Company is subject to a number of risks and uncertainties, including, but not limited to, general economic, market or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by the Company; competitive actions by other companies; conditions in the out-of-home entertainment industry; changes in laws or regulations; risks associated with investments and operations in foreign jurisdictions and any future international expansion, including those related to economic, political and regulatory policies of local governments and laws and policies of the United States and Canada; the potential impact of increased competition in the markets the Company operates within; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made herein are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realised or, even if substantially realised, that they will have the expected consequences to, or effects on, the Company.

                                IMAX CORPORATION



                                                                            PAGE
                                                                            ----
PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The following Condensed Consolidated Financial Statements are filed as part of this Report:

         Condensed Consolidated Balance Sheets as at September 30, 2001
         and December 31, 2000                                                 4

         Condensed Consolidated Statements of Operations for the three
         and nine month periods ended September 30, 2001 and 2000              5

         Condensed Consolidated Statements of Cash Flow
         for the nine month periods ended September 30, 2001 and 2000          6

         Notes to Condensed Consolidated Financial Statements                  7

                                IMAX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
                         (in thousands of U.S. dollars)

                                                                                   September 30,
                                                                                        2001           December 31,
                                                                                    (unaudited)           2000
                                                                                  -----------------  ----------------
ASSETS
Cash and cash equivalents                                                         $          31,599  $         26,781
Investments in marketable debt securities                                                        --             7,529
Accounts receivable, net of allowance for doubtful accounts of $22,898
  (2000 - $19,168)                                                                           17,775            23,621
Net investment in leases                                                                     55,627            77,093
Inventories (note 2)                                                                         41,038            51,017
Income taxes recoverable                                                                      4,287             8,830
Prepaid expenses                                                                              2,373             3,650
Film assets                                                                                  16,554            29,749
Fixed assets                                                                                 55,916            87,056
Other assets                                                                                 17,044            29,640
Deferred income taxes                                                                        27,047            44,433
Goodwill, net of accumulated amortisation of $15,230 (2000 - $13,497)                        39,602            40,810
Assets of discontinued operations (note 3)                                                   26,805            61,891
                                                                                  -----------------  ----------------
   Total assets                                                                   $         335,667  $        492,100
                                                                                  =================  ================

LIABILITIES

Accounts payable                                                                  $           5,576  $         11,741
Accrued liabilities                                                                          49,129            33,891
Deferred revenue                                                                             97,142           106,427
Senior notes due 2005                                                                       200,000           200,000
Convertible subordinated notes due 2003 (note 4)                                             85,000           100,000
Liabilities of discontinued operations (note 3)                                              37,033            17,778
                                                                                  -----------------  ----------------
   Total liabilities                                                                        473,880           469,837
                                                                                  -----------------  ----------------

COMMITMENTS AND CONTINGENCIES (notes 5 and 6)

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock - no par value. Authorized - unlimited number.
  Issued and outstanding - 31,146,514 (2000 - 30,051,514)                                    63,116            60,136
Deficit                                                                                    (203,026)          (38,278)
Accumulated other comprehensive income                                                        1,697               405
                                                                                  -----------------  ----------------
   Total shareholders' equity (deficit)                                                    (138,213)           22,263
                                                                                  ------------------ ----------------
   Total liabilities and shareholders' equity (deficit)                           $         335,667  $        492,100
                                                                                  =================  ================

   (see accompanying notes to the condensed consolidated financial statements)

                                IMAX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
            (in thousands of U.S. dollars, except per share amounts)
                                   (UNAUDITED)

                                                                 Three months ended              Nine months ended
                                                                    September 30,                  September 30,
                                                                 2001           2000            2001           2000
                                                            -------------  --------------  ------------    ------------
REVENUE
IMAX systems                                                $      13,628  $      18,215   $     51,954    $     79,978
Films                                                               6,448         10,634         23,312          31,429
Other                                                               3,261          4,078          9,535          14,890
                                                            -------------  --------------  ------------    ------------
                                                                   23,337         32,927         84,801         126,297
Costs and expenses (note 7(a))                                     33,139         24,728         73,131          74,995
                                                            -------------  --------------  ------------    ------------
GROSS MARGIN                                                       (9,802)         8,199         11,670          51,302

Selling, general and administrative expenses (note 7(b))           12,125         10,426         36,176          30,473
Research and development                                              419          1,470          3,009           3,791
Amortisation of intangibles                                           762            706          2,272           2,119
Loss from equity-accounted investees                                  146            121            323             491
Restructuring costs and asset impairments (note 8)                 46,819             --         59,679              --
                                                            -------------  --------------  ------------    ------------
EARNINGS (LOSS) FROM OPERATIONS                                   (70,073)        (4,524)       (89,789)         14,428

Interest income                                                       160            575            725           2,965
Interest expense                                                   (5,655)        (5,618)       (16,497)        (16,275)
Impairment of long-term investments (note 7(c))                    (5,584)            --         (5,584)             --
Foreign exchange gain (loss)                                          242           (672)        (1,220)         (1,884)
                                                            -------------  --------------  ------------    ------------
LOSS FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES                                                   (80,910)       (10,239)      (112,365)           (766)
Recovery of (provision for) income taxes (note 7(d))              (10,997)         3,563         (1,196)             59
                                                            -------------  --------------  ------------    ------------
NET LOSS FROM CONTINUING OPERATIONS                               (91,907)        (6,676)      (113,561)           (707)
Net earnings (loss) from discontinued operations (note 3)         (55,171)           928        (58,712)          1,416
                                                            -------------  --------------  ------------    ------------
NET EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT OF
   CHANGES IN ACCOUNTING PRINCIPLES AND EXTRAORDINARY
   ITEMS                                                         (147,078)        (5,748)      (172,273)            709

Cumulative effect of changes in accounting principles,
   net of income tax benefit of $37,286 (note 15)                      --             --             --         (61,110)

Extraordinary gain on repurchase of convertible
   subordinated notes, net of income tax expense
   of $5,450 (note 4)                                               7,525             --          7,525              --
                                                            -------------  -------------   ------------    ------------
NET LOSS                                                    $    (139,553) $      (5,748)  $   (164,748)   $    (60,401)
                                                            =============  =============   ============    ============

EARNINGS (LOSS) PER SHARE (note 9)
Earnings (loss) per share - basic :
  Net loss from continuing operations                       $       (2.95) $       (0.22)  $      (3.69)   $      (0.02)
  Net earnings (loss) from discontinued operations          $       (1.77) $        0.03   $      (1.91)   $       0.05
                                                            -------------  -------------   ------------    ------------
  Net earnings (loss) before cumulative effect of changes
   in accounting principles and extraordinary items         $       (4.72) $       (0.19)  $      (5.59)   $       0.02
  Cumulative effect of changes in accounting principles     $          --  $          --   $         --    $      (2.05)
  Extraordinary gain on repurchase of convertible
   subordinated notes                                       $        0.24  $          --   $       0.24    $         --
                                                            -------------  -------------   ------------    ------------
  Net loss                                                  $       (4.48) $       (0.19)  $      (5.35)   $      (2.03)
                                                            =============  =============   ============    ============
Earnings (loss) per share - diluted :
  Net loss from continuing operations                       $       (2.95) $       (0.22)  $      (3.69)   $      (0.02)
  Net earnings (loss) from discontinued operations          $       (1.77) $        0.03   $      (1.91)   $       0.05
                                                            -------------  -------------   ------------    ------------
  Net earnings (loss) before cumulative effect of changes
    in accounting principles                                $       (4.72) $       (0.19)  $      (5.59)   $       0.02
  Cumulative effect of changes in accounting principles     $          --  $          --   $         --    $      (2.01)
  Extraordinary gain on repurchase of convertible
   subordinated notes                                       $        0.24  $          --   $       0.24    $         --
                                                            -------------  -------------   ------------    ------------
  Net loss                                                  $       (4.48) $       (0.19)  $      (5.35)   $      (1.98)
                                                            =============  =============   ============    ============

   (see accompanying notes to the condensed consolidated financial statements)

                                IMAX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
                         (in thousands of U.S. dollars)
                                   (UNAUDITED)

                                                                                       Nine months ended September 30,
                                                                                          2001                2000
                                                                                    ----------------    ----------------
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net loss from continuing operations                                                 $       (113,561)   $           (707)
Items not involving cash:
    Depreciation, amortisation and write-downs                                                75,293              20,062
    Loss from equity-accounted investees                                                         323                 491
    Deferred income taxes                                                                        472              (2,133)
    Impairment of long-term investments (note 7(c))                                            5,584                  --
    Stock compensation                                                                         2,610                  --
Increase in film assets                                                                       (5,984)            (14,550)
Changes in other non-cash operating assets and liabilities                                    33,223             (61,234)
                                                                                    ----------------    ----------------
Net cash used in operating activities from continuing operations                              (2,040)            (58,071)
                                                                                    ----------------    ----------------

INVESTING ACTIVITIES
Net sale of investments in marketable debt securities                                          7,529              67,380
Additional consideration on acquisition of Digital Projection International                       --                (900)
Additional consideration on acquisition of Sonics Associates, Inc.                            (1,041)                 --
Purchase of fixed assets                                                                        (930)            (26,727)
Decrease (increase) in other assets                                                              783              (4,374)
                                                                                    ----------------    ----------------
Net cash provided by investing activities from continuing operations                           6,341              35,379
                                                                                    ----------------    ----------------

FINANCING ACTIVITIES
Repurchase of convertible subordinated notes (note 4)                                         (2,025)                 --
Common shares issued                                                                             370               1,426
                                                                                    ----------------    ----------------
Net cash provided by (used in) financing activities from continuing operations                (1,655)              1,426
                                                                                    ----------------    ----------------

Effect of exchange rate changes on cash from continuing operations                             2,172                 984
                                                                                    ----------------    ----------------

Net increase (decrease) in cash and cash equivalents from continuing operations                4,818             (20,282)
Net increase (decrease) in cash and cash equivalents from discontinued operations
    (note 3)                                                                                  (4,127)                204
                                                                                    ----------------    ----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS, DURING THE PERIOD                          691             (20,078)

Cash and cash equivalents, beginning of period                                                30,908              34,573
                                                                                    ----------------    ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $         31,599    $         14,495
                                                                                    ================    ================

   (see accompanying notes to the condensed consolidated financial statements)

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   In accordance with United States Generally Accepted Accounting Principles
    (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
                                  (unaudited)


1.       BASIS OF PRESENTATION

         The Condensed Consolidated Financial Statements include the accounts of IMAX Corporation and its wholly owned subsidiaries (the "Company"). The nature of the Company's business is such that the results of operations for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature, except as discussed in the accompanying notes.

         These financial statements should be read in conjunction with the Company's most recent annual report on Form 10-K for the year ended December 31, 2000 which should be consulted for a summary of the significant accounting policies utilised by the Company. These interim financial statements are prepared following accounting policies consistent with the Company's financial statements for the year ended December 31, 2000.

2.       INVENTORIES

                                         September 30,        December 31,
                                             2001                 2000
                                      ------------------   ------------------
         Raw materials                $            6,684   $            8,629
         Work-in-process                          12,075               11,963
         Finished goods                           22,279               30,425
                                      ------------------   ------------------
                                      $           41,038   $           51,017
                                      ==================   ==================

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   In accordance with United States Generally Accepted Accounting Principles
    (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
                                  (unaudited)


3.      DISCONTINUED OPERATIONS

        The Company has approved a plan to discontinue its digital projection systems operating segment, consisting of the Company's wholly owned subsidiary Digital Projection International ("DPI"). The Company expects to either sell or wind down the subsidiary.

        In accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), the Company has restated the financial statements to reflect the decision to discontinue DPI for all comparative periods presented. The Company has segregated the digital projection systems operations, which are reported as discontinued operations.

        The assets and liabilities of discontinued operations, summarised in the unaudited Condensed Consolidated Balance Sheets, are as follows:

                                                                               September 30,          December 31,
                                                                                   2001                  2000
                                                                            ------------------    ------------------
        ASSETS

        Cash and cash equivalents                                           $            1,812    $            4,127
        Accounts receivable, net of allowance for doubtful accounts of
            $538 (2000 - $606)                                                           5,102                11,214
        Inventories                                                                     14,035                18,893
        Fixed assets                                                                     2,972                 2,823
        Other assets                                                                     2,884                 3,219
        Deferred income taxes                                                               --                 1,912
        Goodwill, net of accumulated amortisation of $nil (2000 -
            $1,321)                                                                         --                19,703
                                                                            ------------------    ------------------
            Total assets of discontinued operations                         $           26,805    $           61,891
                                                                            ==================    ==================

        LIABILITIES

        Accounts payable                                                    $            3,816    $           11,509
        Accrued liabilities and provisions for loss on disposal                         33,217                 6,269
                                                                            ------------------    ------------------
            Total liabilities of discontinued operations                    $           37,033                17,778
                                                                            ==================    ==================

        On September 30, 2001, the Company wrote-off the net carrying value of DPI. The remaining accruals of $10.2 million represent future contractual obligations and liabilities estimated at $7.7 million and estimated operating losses during the period of disposition of $2.5 million. Management has made its best estimate of potential losses from discontinued operations of DPI. However, it is reasonably possible that these estimates could change significantly upon completion of a disposition or wind down.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   In accordance with United States Generally Accepted Accounting Principles
    (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
                                  (unaudited)


3.      DISCONTINUED OPERATIONS (CONT'D)

        The net earnings (loss) from discontinued operations, summarised in the unaudited Condensed Consolidated Statements of Operations, are as follows:

                                                              Three months ended              Nine months ended
                                                                September 30,                   September 30,
                                                              2001            2000            2001           2000
                                                        --------------  --------------  --------------   -------------
        Revenue                                         $       6,121   $       14,084  $      18,353    $      38,297
                                                        =============   ==============  =============    =============
        Net earnings (loss) from discontinued
            operations (1)                              $      (2,801)  $          928  $      (6,342)   $       1,416
        Net loss on disposal of discontinued
            operations (2)                                    (52,370)              --        (52,370)              --
                                                        --------------  --------------  --------------   -------------
        Total net earnings (loss) from discontinued
            operations                                  $     (55,171)  $          928  $     (58,712)   $       1,416
                                                        ==============  ==============  ==============   =============

        (1) Net of income tax recovery of $1,099 and $2,418 for the three and nine months ended September 30, 2001, respectively, and an income tax expense of $140 and $354 for the three and nine months ended September 30, 2000, respectively.

        (2) Net of income tax recovery of $nil for the three and nine months ended September 30, 2001.

        The net increase (decrease) in cash and cash equivalents from discontinued operations, summarised in the unaudited Condensed Consolidated Statements of Cash Flow, are as follows:

                                                                                  Nine months ended September 30,
                                                                                     2001                 2000
                                                                              ------------------   ------------------
        CASH FLOWS PROVIDED BY (USED IN) DISCONTINUED OPERATIONS
        Operating activities                                                  $           (2,633)  $              907
        Investing activities                                                                (218)                (771)
        Effect of exchange rate changes on cash                                           (1,276)                  68
                                                                              -------------------  ------------------
        Net increase (decrease) in cash and cash equivalents from
            discontinued operations, during the period                        $           (4,127)  $              204
                                                                              ===================  ==================

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   In accordance with United States Generally Accepted Accounting Principles
    (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
                                  (unaudited)


4.      CONVERTIBLE SUBORDINATED NOTES DUE 2003

        In April 1996, the Company issued $100.0 million of Convertible Subordinated Notes (the "Subordinated Notes") due April 1, 2003 bearing interest at 5.75% payable in arrears on April 1 and October 1. The Subordinated Notes, subordinate to present and future senior indebtedness of the Company, are convertible into common shares of the Company at the option of the holder at a conversion price of $21.406 per share (equivalent to a conversion rate of 46.7154 shares per $1,000 principal amount of Subordinated Notes) at any time prior to maturity.

        The Subordinated Notes are redeemable at the option of the Company on or after April 1, 1999 at redemption prices expressed as percentages of the principal amount (2001 - 101.643%, 2002 - 100.821%) plus accrued interest. The Subordinated Notes may be redeemed at any time on or after April 1, 2001 without limitation.

        Interest expense related to the Subordinated Notes amounted to $1.4 million and $4.3 million in the three and nine months ended September 30, 2001, respectively.

        On September 28, 2001, a wholly owned subsidiary of the Company purchased $15.0 million of the Company's Subordinated Notes for $2.0 million. The Company recorded an extraordinary gain of $7.5 million, net of income tax expense of $5.5 million. Refer to note 13 for subsequent events relating to the Subordinated Notes.

5.      FINANCIAL INSTRUMENTS

        Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") and its subsequent amendments and interpretations. FAS 133 established accounting and reporting standards requiring that all derivative instruments be recorded in the balance sheet either as an asset or a liability at their fair values. The statement requires that changes in the derivative's fair value be recognised in earnings unless specific hedge accounting criteria are met. As a result, the Company recorded a transition loss of $0.2 million in its consolidated statement of operations on January 1, 2001.

        The Company has outstanding forward exchange contracts at September 30, 2001 for the conversion of $2.0 million into Canadian dollars at an average exchange rate of Canadian $1.50 per U.S. dollar. The Company had also entered into foreign currency swap transactions to convert minimum lease payments receivable under sales-type lease contracts denominated in Japanese Yen and French francs. These swap transactions fixed the foreign exchange rates on conversion of 79 million Yen at 98 Yen per U.S. dollar through September 2004 and on 11.4 million francs at 5.1 francs per U.S. dollar through September 2005. Both swaps were sold to a third party on August 9, 2001 for total proceeds of $0.7 million.

6.      CONTINGENCIES

(a) In April 1994, Compagnie France Film Inc. filed a claim against the Company in the Superior Court in the District of Montreal, in the Province of Quebec, alleging breach of contract and bad faith in respect of an agreement which the plaintiff claims it entered into with the Company for the establishment of an IMAX theater in Quebec City, Quebec, Canada. The Company disputed these claims and the suit went to trial in January 1998. In a decision rendered in April 1998, the court dismissed the plaintiffs' claims with costs. In October 2001, the plaintiff's appeal of the decision was heard by the Quebec Court of Appeal, which has taken the matter under advisement. The Company believes that the amount of the loss, if any, suffered in connection with a successful appeal by the plaintiff will not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of this matter.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   In accordance with United States Generally Accepted Accounting Principles
    (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
                                  (unaudited)

6.      CONTINGENCIES (CONT'D)

(b) In January 2000, the Commission of the European Communities (the "Commission") informed the Company that Euromax, an association of European large screen cinema owners, had filed a complaint against the Company under EC competition rules. The complaint addressed a variety of alleged abuses, mainly relating to the degree of the control that the Company asserts over the projection systems it leases and the form and terms of the Company's agreements. The Commission has requested the Company to provide certain information to assist in its evaluation of the claims. Should proceedings be initiated, it is expected that no decision would be rendered until mid-2002 at the earliest. Although the Commission has the power to impose fines of up to a maximum of 10% of Company revenue for breach of EC competition rules, the Company believes on the basis of currently available information and an initial review that such result would not be likely. The Company further believes that the allegations in the complaint are meritless and will accordingly defend the matter vigorously. The Company believes that the amount of the loss, if any, suffered in connection with this dispute would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of this litigation.

(c) In April 2000, Themax Inc., a 33% owned investee of the Company, and certain of its shareholders (collectively "Themax") filed a claim against the Company in the Superior Court in the District of Longueuil, in the Province of Quebec, alleging breach of contract in respect of the parties' system lease as well as a claim for damages suffered as a result of an alleged failure by the Company to adequately manage the Brossard IMAX Theater during its tenure as manager. Themax claimed damages representing a return of its original investment as well as lost profits and costs. On November 8, 2000, Themax filed a notice of intention to make a proposal in bankruptcy. The effect of such proposal on the litigation is uncertain. In March 2001 the Company filed an Amended Statement of Defence and Counter-claim against Themax seeking damages in excess of $4.6 million for breach of contract, defamation and damages to recover the Company's investment in the theater. The Company believes that the allegations made by Themax are entirely without merit and has and will accordingly defend the matter vigorously. The Company believes that the amount of loss, if any, suffered in connection with this lawsuit would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

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

(e) In December 2000, the Company filed a complaint against George Krikorian Premiere Theaters LLC and certain other related parties (collectively "Krikorian") in the U.S. District of California, alleging breach of contract and fraud resulting in damages to the Company in excess of $6.0 million. In February 2001, Krikorian filed counterclaims against the Company alleging, among other things, fraudulent inducement and negligent misrepresentation, which counterclaims were subsequently dismissed and then amended. The Company believes that the allegations made against it in the counterclaims are meritless and will defend against them vigorously. The Company believes that the amount of loss, if any, suffered in connection with any such claims would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   In accordance with United States Generally Accepted Accounting Principles
    (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
                                  (unaudited)



6.      CONTINGENCIES (CONT'D)

(f) In March 2001, a complaint was filed against the Company by Muvico Entertainment, L.L.C. ("Muvico"), alleging misrepresentation and seeking rescission in respect of the system lease agreements between the Company and Muvico. In May 2001, the Company filed counterclaims against Muvico for breach of contract, unjust enrichment and theft of trade secrets, and brought claims against Muvico and MegaSystems, Inc. ("MegaSystems"), a large format theater system manufacturer, for tortious interference, unfair competition and/or deceptive trade practices, violations of the U.S. Lanham Act, and to enjoin Muvico and MegaSystems from using the Company's confidential and proprietary information. These counterclaims were subsequently dismissed on technical grounds and are being re-pleaded properly. The Company believes that the allegations made by Muvico in its complaint are entirely without merit and will accordingly defend the claims vigorously. The Company further believes that the amount of loss, if any, suffered in connection with this lawsuit would not have a material impact on the financial position or results of operation of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

(g) In August 2000, Edwards Theaters Circuit, Inc. and related companies ("Edwards") filed for protection under Chapter 11 of the United States bankruptcy code in the U.S. Bankruptcy Court for the Central District of California, Santa Ana Division. Pursuant to a stipulation reached among Edwards and the Company and approved by the court, Edwards' leases of Company theater system equipment were deemed rejected as of August 1, 2001. On August 2, 2001, the Company filed a proof of claim in the amount of $28.9 million for amounts due and owing to the Company at the time of the commencement of the bankruptcy and for damages arising from Edwards' rejection of the leases pursuant to section 365 of the Bankruptcy Code. In addition, on August 1, 2001, the Company brought an adversary action in the bankruptcy court against Edwards for violations of the Lanham Act for unfair competition and false advertising, trademark dilutions under federal and state law, common law trademark infringement and unfair competition, unfair business practices under state law and misappropriation of trade secrets. Edwards has objected and moved to disallow the Company's claim and, on September 4, 2001, Edwards answered the Company's complaint and asserted counter-claims against the Company, alleging non-compliance with the California Franchise Investment Law and negligent misrepresentation. By stipulation of the Company and Edwards, the motion to disallow the Company's claim, and the adversary action filed by the Company including Edwards' counterclaims have been consolidated. A status conference before the bankruptcy court is scheduled on January 26, 2002, to set a trial schedule and date. The Company believes that the allegations made by Edwards in its objection to the Company's claim and Edwards' counter-claims are entirely without merit and the Company has and will accordingly defend the matter vigorously. The Company believes that the amount of loss, if any, suffered in connection with such counter-claims would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

(h) In addition to the litigation described above, the Company is currently involved in other litigation which, in the opinion of the Company's management, will not materially affect the Company's financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such litigation.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   In accordance with United States Generally Accepted Accounting Principles
    (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
                                  (unaudited)


7.      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS SUPPLEMENTAL INFORMATION

        The Company, as part of its review of financial results and ongoing assessment of the carrying value of certain of the Company's assets determined by industry-wide economic and financial difficulties faced by certain of the Company's customers, recorded the following during the quarter ended September 30, 2001:

(a) Within costs and expenses, pursuant to AICPA Statement of Position 00-2, "Accounting by Producers or Distributors of Films" ("SOP 00-2"), the Company recorded a charge of $12.4 million based on the reduced fair values of the Company's film assets. The Company also recorded a charge of $4.7 million for inventories, as they had a reduced net realisable value.

(b) The Company recorded a charge of $2.9 million relating to the Company's accounts receivable, as collectability on certain accounts was considered uncertain.

(c) In performing its assessment of the carrying value of the Company's long-term investments, pursuant to Statement of Financial Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities", the Company concluded that the recoverability of an investment in 6% convertible debentures maturing June 1, 2004, would be unlikely, and recorded a provision of $2.9 million. In addition, the Company recorded an additional provision of $2.7 million for one of the Company's common share investments.

(d) Pursuant to Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes", the Company recorded an additional valuation allowance of $15.7 million to reflect uncertainty associated with the realisation of the deferred income tax asset at September 30, 2001.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   In accordance with United States Generally Accepted Accounting Principles
    (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
                                  (unaudited)


8.      RESTRUCTURING COSTS AND ASSET IMPAIRMENTS

                                                           Three months ended              Nine months ended
                                                             September 30,                   September 30,
                                                           2001           2000             2001          2000
                                                     -------------  ---------------  -------------   -------------
        Restructuring costs (1)                      $       3,446  $            --  $      16,306   $          --
        Asset impairments
            Net investment in leases (2)                    12,686               --         12,686              --
            Prepaid expenses (3)                             1,102               --          1,102              --
            Fixed assets (4)                                27,761               --         27,761              --
            Other assets (4)                                 1,824               --          1,824              --
                                                     -------------  ---------------  -------------   -------------
        Total                                        $      46,819  $            --  $      59,679   $          --
                                                     =============  ===============  =============   =============

(1) In its efforts to stabilise and rationalise the business, the Company has been focused on reducing expenses and capital investments and changing its corporate structure to reflect industry-wide economic and financial difficulties faced by certain of the Company's customers. The Company has taken steps towards closing its Sonics sound-system facility in Birmingham, Alabama, and has been reducing its overall corporate workforce and its capital expenditures.

(2) In its assessment of the carrying value of the Company's net investment in leases for quarter ended September 30, 2001, the Company recorded a charge of $12.7 million, as collectability associated with certain leases was considered uncertain.

(3) The Company recorded a charge of $1.1 million, as the prepaid expenses assets had a reduced net realisable value.

(4) The Company, in assessing the carrying value of its fixed and other assets pursuant to Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"), because of industry-wide economic and financial difficulties affecting the Company's current operations, recorded charges of $27.8 million and $1.8 million relating to fixed and other assets, respectively.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   In accordance with United States Generally Accepted Accounting Principles
    (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
                                  (unaudited)


9.      EARNINGS (LOSS) PER SHARE

        Reconciliations of the numerators and denominators of the basic and diluted per share computations are as follows:


                                                                 Three months ended          Nine months ended
                                                                   September 30,               September 30,
                                                                 2001          2000          2001           2000
                                                             -----------   -----------   -----------   -----------
         Net loss available to common
            shareholders:                                    $  (139,553)  $    (5,748)  $  (164,748)  $   (60,401)
                                                             ===========   ===========   ===========   ===========
         Weighted average number of common shares (000's):
         Issued and outstanding at beginning of period            31,127        29,798        30,052        29,758
         Weighted average shares issued in the period                 10            99           740            61
                                                             -----------   -----------   -----------   -----------
         Weighted average used in computing basic
           earnings per share                                     31,137        29,897        30,792        29,819

         Assumed exercise of stock options, net of shares
           assumed acquired under the Treasury Stock
           Method                                                     --            --            --           658
                                                             -----------   -----------   -----------   -----------
         Weighted average used in computing diluted
           earnings per share                                     31,137        29,897        30,792        30,477
                                                             ===========   ===========   ===========   ===========

        For the quarter ended September 30, 2001, the assumed exercise of stock options, net of shares assumed acquired under the Treasury Stock Method and common shares issuable pursuant to the Subordinated Notes would have an antidilutive effect on earnings (loss) per share and have not been included in the above computations.

10.     COMPREHENSIVE LOSS

        Comprehensive loss amounted to $136.8 million and $163.5 million in the three and nine months ended September 30, 2001, respectively.

11.     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW SUPPLEMENTAL INFORMATION

                                                         Three months ended                Nine months ended
                                                           September 30,                     September 30,
                                                        2001            2000              2001            2000
                                                  -------------   -------------     -------------   -------------
        Interest paid                             $         424   $            --   $      11,174   $      10,750
        Income taxes paid                         $          --   $           408   $         121   $      31,446

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   In accordance with United States Generally Accepted Accounting Principles
    (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
                                  (unaudited)


12.     SEGMENTED INFORMATION

        The Company has three reportable segments: IMAX systems, films and other. The digital projection systems segment has now been reflected as discontinued operations (note 3).

        There has been no change in the basis of measurement of segment profit or loss from the Company's most recent annual report on Form 10-K for the year ended December 31, 2000. Intersegment transactions are not significant.

                                                                Three months ended           Nine months ended
                                                                   September 30,               September 30,
                                                                 2001         2000         2001          2000
                                                             -----------  ----------   -----------   -----------
        Revenue
            IMAX systems                                     $    13,628  $   18,215   $    51,954   $    79,978
            Films                                                  6,448      10,634        23,312        31,429
            Other                                                  3,261       4,078         9,535        14,890
                                                             -----------  ----------   -----------   -----------
            Total                                            $    23,337  $   32,927   $    84,801   $   126,297
                                                             ===========  ==========   ===========   ===========

        Earnings (loss) from operations
            IMAX systems                                     $    (2,045)  $   4,177   $    11,081   $    35,053
            Films                                                (15,698)     (3,002)      (19,535)       (6,367)
            Other                                                   (369)     (1,697)       (2,693)       (1,686)
            Corporate overhead                                   (51,961)     (4,002)      (78,642)      (12,572)
                                                             -----------  ----------   -----------   -----------
            Total                                            $   (70,073)  $  (4,524)  $   (89,789)  $    14,428
                                                             ===========   =========   ===========   ===========

13.     SUBSEQUENT EVENTS

        On October 2, 2001 and October 5, 2001, a wholly owned subsidiary of the Company purchased an additional $32.3 million of the Company's Subordinated Notes for $5.9 million. The Company recorded an additional extraordinary gain of $15.4 million net of income tax expense of $11.1 million which will be applied against the deferred income tax asset.

        On October 11, 2001, the Company cancelled the $47.3 million of Subordinated Notes purchased by the subsidiary.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   In accordance with United States Generally Accepted Accounting Principles
    (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
                                  (unaudited)


14.     IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

(a) FASB STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS" ("FAS 142")

        With the adoption of FAS 142, goodwill will no longer be subject to amortisation over its estimated useful life but instead will be subject to at least an annual assessment for impairment by applying a fair-value-based test. The Company must adopt the requirements of FAS 142 effective January 1, 2002.

        As of September 30, 2001, the Company carried the following values for goodwill and intangibles on its balance sheet:

         INTANGIBLES
         Patents, trademarks and other intangibles                                                 $     3,363
                                                                                                   ===========
         GOODWILL
         IMAX                                                                                      $    32,927
         Sonics Associates, Inc.                                                                         6,675
                                                                                                   -----------
                                                                                                   $    39,602
                                                                                                   ===========

        The amortisation of goodwill for the nine months ended September 30, 2001 was $1.7 million. Prior to the implementation of FAS 142 goodwill amortisation was projected to be approximately $2.3 million per year for the years 2002, 2003 and 2004.

        Management is currently evaluating the implementation aspects of the new pronouncement.

(b) FASB STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS" ("FAS 144")

        FAS 144 supercedes FAS 121 and the accounting and reporting provisions of APB 30 for segments of a business to be disposed of. The pronouncement is effective January 1, 2002, and will be adopted by the Company at that time.

        Management is currently evaluating the implementation aspects of the new pronouncement.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   In accordance with United States Generally Accepted Accounting Principles
    (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
                                  (unaudited)


15.     CHANGES IN ACCOUNTING POLICIES

(a) SEC STAFF ACCOUNTING BULLETIN NO. 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS" ("SAB 101")

        In preparing its financial statements for the year ended December 31, 2000, the Company reviewed its revenue recognition accounting policies in the context of SAB 101. In accordance with the interpretive guidance of SAB 101, the Company, effective January 1, 2000, recognises revenue on theater systems whether pursuant to sales-type leases or sales, at the time that installation is complete. Prior to January 1, 2000, the Company recognised revenue from sales-type leases and sales of theater systems at the time of delivery. The effect of applying this change in accounting principle was a first quarter 2000 non-cash charge of $54.5 million, net of income taxes of $33.4 million, or $1.83 per share, representing the cumulative impact on retained earnings as at December 31, 1999.

(b) AICPA STATEMENT OF POSITION 00-2, "ACCOUNTING BY PRODUCERS OR DISTRIBUTORS OF FILMS" ("SOP 00-2")

        Effective January 1, 2000, the Company adopted SOP 00-2. Prior to January 1, 2000, revenues associated with the licensing of films were recognised in accordance with Statement of Financial Accounting Standard No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films" ("FAS 53") and exploitation costs were capitalised and amortised. As a result of adopting SOP 00-2, the Company recorded a non-cash charge of $6.6 million, net of income taxes of $3.9 million, or $0.22 per share, to first quarter 2000 earnings, representing the cumulative impact on retained earnings as at December 31, 1999.

16.     COMPARATIVE FIGURES

        Certain comparative figures in the unaudited Condensed Consolidated Financial Statements have been reclassified to conform with the current period's presentation.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

IMAX's principal business is to design, manufacture, sell and lease projector systems for giant screen theaters for customers ranging from commercial theaters, museums and destination entertainment sectors. In addition, IMAX designs and manufactures high-end sound systems and produces and distributes large format film. There are more than 220 IMAX theaters operating in 30 countries worldwide as of September 30, 2001. IMAX Corporation is a publicly traded company listed on both the TSE and NASDAQ.

RESTRUCTURING COSTS AND OTHER RELATED CHARGES

Consistent with the Company's announcement in the first quarter of 2001, to rationalise its operations, reduce staffing levels and write-down certain assets to be disposed of, the Company recorded a charge of $142.0 million in the third quarter of 2001 reflecting industry-wide economic and financial difficulties experienced by certain of the Company's customers.

The Company as part of its review, performed an assessment of its digital projection systems operation concluding the need to write-down its wholly owned subsidiary DPI in the amount of $55.2 million. DPI was previously included as a separate operating segment with reported losses of $2.8 million for three months ended September 30, 2001, and are now reported as discontinued operations. We are currently working to dispose or wind down the operations during fiscal 2001.

In conjunction with the financial difficulties faced by certain of our customers and assessment of carrying values, the Company has provided for or wrote-down an additional $2.9 million in doubtful accounts receivable, $12.7 million in net investment in leases, $27.8 million in fixed assets and $2.9 million in other assets.

Continuing on our plan to further reduce our cost structure and streamline operations, the Company recorded an additional restructuring charge of $3.4 million during the third quarter of 2001. The Company also recorded a charge of $12.4 million based on the reduced fair values of its film assets and provided for a charge of $4.7 million against inventory.

In light of capital market conditions, the Company also concluded that the recoverability of certain long-term investments would be unlikely and recorded a provision of $5.6 million. In addition, the Company recorded a valuation allowance of $14.5 million to reflect uncertainty associated with realisation of its deferred income tax asset.

The Company believes this evaluation and related write-downs were necessary in light of capital market trends, industry-wide economic and financial conditions, and is consistent with the Company's focus on rationalising, stabilising and returning to profitability.

                                IMAX CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 VERSUS THREE MONTHS ENDED SEPTEMBER 30,
2000

During the third quarter of 2001, the Company signed contracts for two IMAX theater systems, of which one was an operating lease, valued at $3.7 million. The Company's sales backlog was $173.0 million at September 30, 2001 which represented contracts for 60 theater systems. The Company's sales backlog will vary from quarter to quarter depending on the signing of new systems which adds to backlog and the installation of systems which reduces backlog. Sales backlog represents the minimum revenues under signed system sale and lease agreements that will be recognised as revenue as the associated theater systems are installed. The minimum revenue comprises the upfront fees plus the present value of the minimum rent due under sales-type lease agreements. The value of sales backlog does not include revenues from theaters in which the Company has an equity interest, letters of intent or long-term conditional theater commitments.

The Company reported net losses from continuing operations of $91.9 million or $2.95 per share on a diluted basis for the third quarter of 2001 compared to $6.7 million or $0.22 per share on a diluted basis for the third quarter of 2000.

Excluding restructuring costs, discontinued operations and other non-cash charges of $86.8 million recorded in the third quarter, the Company reported net losses from continuing operations of $5.1 million or $0.16 per share on a diluted basis for the third quarter of 2001 compared to $6.7 million or $0.19 per share on a diluted basis in the same quarter last year.

The Company has approved a plan to discontinue its digital projection systems operating segment. The Company expects to either sell or wind down the subsidiary. The Company reported net losses from discontinued operations of $55.2 million or $1.77 per share on a diluted basis for the third quarter of 2001, which includes a loss on disposal of $52.4 million of the Company's digital projection systems operation, compared to net earnings from discontinued operations of $0.9 million or $0.03 per share on a diluted basis for the third quarter of 2000. The decrease is primarily as a result of the shift of the staging and rental business from high-end to mid-market sales and lower unit sales from DPI.

The Company recorded an extraordinary gain of $7.5 million, net of income tax expense of $5.5 million from the purchase of $15.0 million of the Company's Subordinated Notes by a wholly owned subsidiary. Subsequently, the subsidiary of the Company purchased an additional $32.3 million of the Company's Subordinated Notes for $5.9 million. The Company recorded and additional extraordinary gain of $15.4 million net of income tax expense of $11.1 million which will be applied against the deferred income tax asset. On October 11, 2001, the Company cancelled the $47.3 million of Subordinated Notes purchased by its subsidiary.

The Company's revenues for the third quarter of 2001 decreased 29% to $23.3 million from $32.9 million in the same quarter last year primarily as a result of decreased systems and film revenue.

Systems revenue, which includes revenue from theater system sales and leases, rent and maintenance fees, decreased approximately 25% to $13.6 million in the third quarter of 2001 from $18.2 million in the same quarter last year. The Company installed three theater systems in the third quarter of 2001, of which one was an operating lease, versus three theater systems in the third quarter of 2000.

                                IMAX CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

RESULTS OF OPERATIONS (CONT'D)

THREE MONTHS ENDED SEPTEMBER 30, 2001 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 2000 (CONT'D)

Film revenue comprises revenue recognised from film production, film distribution and film post-production activities. Film revenue decreased 39% to $6.4 million in the third quarter of 2001 from $10.6 million in the same quarter last year primarily as a result of the decrease in film post-production revenue.

Other revenues decreased 20% to $3.3 million in the third quarter of 2001 from $4.1 million in the same quarter last year, mainly due to declines in revenue from the Company's owned and operated theaters.

Gross margin for the third quarter of 2001 was negative $9.8 million, or negative 42% of total revenue, compared to $8.2 million, or 25% of total revenue, in the corresponding quarter last year. The reduction in gross margin as a percentage of total revenue is due primarily to charges recorded by the Company through costs and expenses relating to the Company's inventories and film assets of $4.7 million and $12.4 million, respectively, in the third quarter of 2001.

Selling, general and administrative expenses were $12.1 million in the third quarter of 2001 compared to $10.4 million in the corresponding quarter last year. The increase is primarily due to additional accounts receivable provisions and legal costs associated with the bankruptcy proceedings of some of the Company's commercial exhibitors.

Research and development expenses were $0.4 million in the third quarter of 2001 compared to $1.5 million in the same quarter last year. The lower level of expenses in 2001 reflects the reduction of general research and development activities.

Interest income decreased to $0.2 million in the third quarter of 2001 from $0.6 million in the same quarter last year primarily due to a decline in the average balance of cash and cash equivalents held.

The effective tax rate on earnings and losses before taxes differs from the statutory tax rate and will vary from quarter to quarter primarily as a result of the amortisation of goodwill, which is not deductible for tax purposes, and the provision of income taxes at different tax rates in foreign and other provincial jurisdictions.

NINE MONTHS ENDED SEPTEMBER 30, 2001 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2000

The Company reported net losses from continuing operations of $113.6 million or $3.69 per share on a diluted basis for the first nine months of 2001 compared to $0.7 million or $0.02 per share on a diluted basis for the first nine months of 2000.

The Company reported net losses from discontinued operations of $58.7 million or $1.91 per share on a diluted basis for the first nine months of 2001, which includes a loss on disposal of $52.4 million of the Company's digital projection systems operation compared to net earnings from discontinued operations of $1.4 million or $0.05 per share on a diluted basis for the first nine months of 2000. The decrease is primarily as a result of the shift of the staging and rental business from high-end to mid-market sales and lower unit sales from DPI.

The Company's revenues for the first nine months of 2001 decreased 33% to $84.8 million from $126.3 million in the corresponding period last year primarily as a result of decreased systems and film revenues.

Systems revenue decreased approximately 35% to $52.0 million in the first nine months of 2001 from $80.0 million in the same period last year as the Company installed nine theater systems compared to fifteen theater systems in the same period last year.

Film revenue decreased 26% to $23.3 million in the first nine months of 2001 from $31.4 million in the same period last year primarily as a result of the decrease in film post-production revenues.

                                IMAX CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

RESULTS OF OPERATIONS (CONT'D)

NINE MONTHS ENDED SEPTEMBER 30, 2001 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2000 (CONT'D)

Other revenue decreased 36% in the first nine months of 2001 to $9.5 million as compared to $14.9 million in the same period last year, mainly due to declines in revenue from the Company's owned and operated theaters.

Gross margin for the first nine months of 2001 was $11.7 million or 14% of total revenue, compared to $51.3 million or 41% of total revenue in the corresponding period last year. The decline in gross margin as a percentage of total revenue is primarily due to charges recorded by the Company through costs and expenses relating to the Company's inventories and film assets of $4.7 million and $12.4 million, respectively, in the third quarter of 2001, and the lower proportion of revenues from systems due to lower recognitions in the first nine months of 2001 compared to the corresponding period in 2000.

Selling, general and administrative expenses were $36.2 million in the first nine months of 2001 compared to $30.5 million in the first nine months of 2000. The increase resulted mainly from additional accounts receivable provisions of $2.7 million, and increased compensation expense resulting from a stock grant issuance of $2.6 million and non-cash pension expense of $3.0 million.

Research and development expenses were $3.0 million in the first nine months of 2001 compared to $3.8 million in the first nine months of 2000. The lower level of expenses in 2001 reflects the reduction of general research and development activities.

Interest income decreased to $0.7 million in the first nine months of 2001 from $3.0 million in the same period last year primarily due to a decline in the average balance of cash and cash equivalents held.

The effective tax rate on earnings and losses before taxes differs from the statutory tax rate and will vary from quarter to quarter primarily as a result of the amortisation of goodwill, which is not deductible for tax purposes, and the provision of income taxes at different tax rates in foreign and other provincial jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, the Company's principal source of liquidity included cash and cash equivalents of $31.6 million, trade accounts receivable of $17.8 million, income taxes recoverable of $4.3 million, and net investment in leases due within one year of $4.9 million.

On September 26, 2001, the Company's demand facility with Toronto Dominion Bank Financial Group ("TD Bank") expired. The Company has no cash advances under the facility, which has been used in the past for U.S. and Canadian letters of credit and cross currency swaps. As of November 5, 2001, the Company had advances on primarily Canadian letters of credit of CDN $0.2 million and U.S. letters of credit of U.S. $3.2 million, which advances are expected to be reduced further to $2.0 million by April, 2002. The cross currency swaps were sold on August 9, 2001 for proceeds of $0.7 million at which point the contingent credit was no longer required. The Company is evaluating whether to arrange for continued credit facilities after the TD Bank facility ceases, and is currently in discussion with certain financial institutions in this regard.

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

The 5 3/4% Convertible Subordinated Notes (the "Subordinated Notes") due April 1, 2003 are convertible into common shares of the Company at the option of the holder at a conversion price of $21.406 per share (equivalent to a conversion rate of 46.7154 shares per $1,000 principal amount of Subordinated Notes) at any time prior to maturity. The Subordinated Notes are redeemable at the option of the Company on or after April 1, 1999 at redemption prices expressed as percentages of the principal amount (2001 - 101.643%; 2002 - 100.821%) plus accrued interest. The Subordinated Notes may be redeemed at any time on or after April 1, 2001 without limitation. On September 28, 2001, a wholly owned subsidiary of the Company, purchased $15.0 million of the Company's Subordinated Notes for $2.0 million. The Company recorded an extraordinary gain of $7.5 million, net of income tax expense of $5.5 million. Subsequently, the subsidiary of the Company purchased an additional $32.3 million of the Company's Subordinated Notes for $5.9 million. The Company recorded and additional extraordinary gain of $15.4 million net of income tax expense of $11.1 million which will be applied against the deferred income tax asset. On October 11, 2001, the Company cancelled the $47.3 million of Subordinated Notes purchased by its subsidiary.

The Company partially funds its operations through cash flow from operations. Under the terms of the Company's typical theater system lease agreement, the Company receives substantial cash payments before it completes the performance of its obligations. Similarly, the Company receives cash payments for some of its film productions in advance of related cash expenditures.

During the first nine months of 2001, cash used in operating activities from continuing operations amounted to $2.0 million. Changes in operating assets and liabilities amounted to an increase of $27.2 million.

During the first nine months of 2001, cash provided by investing activities from continuing operations amounted to $6.3 million and included a sale of investments in marketable debt securities of $7.5 million.

During the first nine months of 2001, cash used by financing activities from continuing operations amounted to $1.7 million and included a repurchase of the Subordinated Notes of $2.0 million.

The Company believes that cash flows from operations together with existing cash and marketable securities balances will continue to be sufficient to meet cash requirements in the foreseeable future.

In its efforts to stabilise and rationalise the business, the Company has been focused on reducing expenses and capital investments and changing its corporate structure to reflect industry-wide economic and financial difficulties faced by certain of the Company's customers. The Company approved a plan to discontinue DPI and has taken steps towards closing its Sonics sound-system facility in Birmingham, Alabama, and has been reducing its overall corporate workforce and its capital expenditures.

                                IMAX CORPORATION


ITEM 3. QUANTITATIVE AND QUALITATIVE FACTORS ABOUT MARKET RISK

The Company is exposed to market risk from changes in foreign currency rates. The Company does not use financial instruments for trading or other speculative purposes.

A substantial portion of the Company's revenues are denominated in U.S. dollars while a substantial portion of its costs and expenses are denominated in Canadian dollars. A portion of the net U.S. dollar flows of the Company are converted to Canadian dollars to fund Canadian dollar expenses, either through the spot market or through forward contracts. These contracts expired on October 16, 2001 and the Company recorded a loss of $0.1 million. The Company plans to convert Canadian dollar expenses to U.S. dollars through the spot and forward markets on a go-forward basis. In Japan, the Company has ongoing operating expenses related to its operations. Net Japanese Yen flows are converted to U.S. dollars generally through forward contracts to minimize currency exposure. The Company also has cash receipts under leases denominated in French francs and Japanese Yen which were converted to U.S. dollars generally through forward contracts to minimize currency exposure. These contracts were sold on August 9, 2001 for proceeds of $0.7 million. The Company plans to convert Japanese Yen and French franc lease cash flows to U.S. dollars through the spot and forward markets on a go-forward basis.

The following table provides information about the Company's foreign exchange contracts at September 30, 2001. The fair value represents the amount the Company would receive or pay to terminate the contracts at September 30, 2001.

                                         SEPT.                                                               FAIR
                                       30, 2001    2002    2003     2004     2005     THEREAFTER   TOTAL     VALUE
                                       --------    ----    ----     ----     ----     ----------   -----     -----
                                                             (IN THOUSANDS OF U.S. DOLLARS)
FOREIGN CURRENCY EXCHANGE
    CONTRACTS
(Receive Canadian $, pay US$) (1)      $  2,000      --      --       --       --         --       $2,000    ($97)
Average contractual exchange rate
    per one U.S. dollar                    1.50      --      --       --       --         --         1.50


(1) Contracts expired October 16, 2001 and the Company recorded a loss of $0.1 million.

                                IMAX CORPORATION


PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

(a) In April 1994, Compagnie France Film Inc. filed a claim against the Company in the Superior Court in the District of Montreal, in the Province of Quebec, alleging breach of contract and bad faith in respect of an agreement which the plaintiff claims it entered into with the Company for the establishment of an IMAX theater in Quebec City, Quebec, Canada. The Company disputed these claims and the suit went to trial in January 1998. In a decision rendered in April 1998, the court dismissed the plaintiffs' claims with costs. In October 2001, the plaintiff's appeal of the decision was heard by the Quebec Court of Appeal, which has taken the matter under advisement. The Company believes that the amount of the loss, if any, suffered in connection with a successful appeal by the plaintiff will not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of this matter.

(b) In January 2000, the Commission of the European Communities (the "Commission") informed the Company that Euromax, an association of European large screen cinema owners, had filed a complaint against the Company under EC competition rules. The complaint addressed a variety of alleged abuses, mainly relating to the degree of the control that the Company asserts over the projection systems it leases and the form and terms of the Company's agreements. The Commission has requested the Company to provide certain information to assist in its evaluation of the claims. Should proceedings be initiated, it is expected that no decision would be rendered until mid-2002 at the earliest. Although the Commission has the power to impose fines of up to a maximum of 10% of Company revenue for breach of EC competition rules, the Company believes on the basis of currently available information and an initial review that such result would not be likely. The Company further believes that the allegations in the complaint are meritless and will accordingly defend the matter vigorously. The Company believes that the amount of the loss, if any, suffered in connection with this dispute would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of this litigation.

(c) In April 2000, Themax Inc., a 33% owned investee of the Company, and certain of its shareholders (collectively "Themax") filed a claim against the Company in the Superior Court in the District of Longueuil, in the Province of Quebec, alleging breach of contract in respect of the parties' system lease as well as a claim for damages suffered as a result of an alleged failure by the Company to adequately manage the Brossard IMAX Theater during its tenure as manager. Themax claimed damages representing a return of its original investment as well as lost profits and costs. On November 8, 2000, Themax filed a notice of intention to make a proposal in bankruptcy. The effect of such proposal on the litigation is uncertain. In March 2001 the Company filed an Amended Statement of Defence and Counter-claim against Themax seeking damages in excess of $4.6 million for breach of contract, defamation and damages to recover the Company's investment in the theater. The Company believes that the allegations made by Themax are entirely without merit and has and will accordingly defend the matter vigorously. The Company believes that the amount of loss, if any, suffered in connection with this lawsuit would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

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

                                IMAX CORPORATION

ITEM 1.  LEGAL PROCEEDINGS (CONT'D)

(e) In December 2000, the Company filed a complaint against George Krikorian Premiere Theaters LLC and certain other related parties (collectively "Krikorian") in the U.S. District of California, alleging breach of contract and fraud resulting in damages to the Company in excess of $6.0 million. In February 2001, Krikorian filed counterclaims against the Company alleging, among other things, fraudulent inducement and negligent misrepresentation, which counterclaims were subsequently dismissed and then amended. The Company believes that the allegations made against it in the counterclaims are meritless and will defend against them vigorously. The Company believes that the amount of loss, if any, suffered in connection with any such claims would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

(f) In March 2001, a complaint was filed against the Company by Muvico Entertainment, L.L.C. ("Muvico"), alleging misrepresentation and seeking rescission in respect of the system lease agreements between the Company and Muvico. In May 2001, the Company filed counterclaims against Muvico for breach of contract, unjust enrichment and theft of trade secrets, and brought claims against Muvico and MegaSystems, Inc. ("MegaSystems"), a large format theater system manufacturer, for tortious interference, unfair competition and/or deceptive trade practices, violations of the U.S. Lanham Act, and to enjoin Muvico and MegaSystems from using the Company's confidential and proprietary information. These counterclaims were subsequently dismissed on technical grounds and are being re-pleaded properly. The Company believes that the allegations made by Muvico in its complaint are entirely without merit and will accordingly defend the claims vigorously. The Company further believes that the amount of loss, if any, suffered in connection with this lawsuit would not have a material impact on the financial position or results of operation of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

(g) In August 2000, Edwards Theaters Circuit, Inc. and related companies ("Edwards") filed for protection under Chapter 11 of the United States bankruptcy code in the U.S. Bankruptcy Court for the Central District of California, Santa Ana Division. Pursuant to a stipulation reached among Edwards and the Company and approved by the court, Edwards' leases of Company theater system equipment were deemed rejected as of August 1, 2001. On August 2, 2001, the Company filed a proof of claim in the amount of $28.9 million for amounts due and owing to the Company at the time of the commencement of the bankruptcy and for damages arising from Edwards' rejection of the leases pursuant to section 365 of the Bankruptcy Code. In addition, on August 1, 2001, the Company brought an adversary action in the bankruptcy court against Edwards for violations of the Lanham Act for unfair competition and false advertising, trademark dilutions under federal and state law, common law trademark infringement and unfair competition, unfair business practices under state law and misappropriation of trade secrets. Edwards has objected and moved to disallow the Company's claim and, on September 4, 2001, Edwards answered the Company's complaint and asserted counter-claims against the Company, alleging non-compliance with the California Franchise Investment Law and negligent misrepresentation. By stipulation of the Company and Edwards, the motion to disallow the Company's claim, and the adversary action filed by the Company including Edwards' counterclaims have been consolidated. A status conference before the bankruptcy court is scheduled on January 26, 2002, to set a trial schedule and date. The Company believes that the allegations made by Edwards in its objection to the Company's claim and Edwards' counter-claims are entirely without merit and the Company has and will accordingly defend the matter vigorously. The Company believes that the amount of loss, if any, suffered in connection with such counter-claims would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

(h) In addition to the litigation described above, the Company is currently involved in other litigation which, in the opinion of the Company's management, will not materially affect the Company's financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such litigation.

                                IMAX CORPORATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         There were no exhibits filed in the three-month period ended September 30, 2001.

(B)      REPORTS ON FORM 8-K

         There were no reports filed on Form 8-K in the three-month period ended September 30, 2001.

                                IMAX CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    IMAX CORPORATION



Date:  November 14, 2001            By:  /S/ Francis T. Joyce
------------------------                 ------------------------------------
                                         Francis T. Joyce
                                         Chief Financial Officer
                                         (Principal Financial Officer)



                                    By:  /S/  Kathryn A. Gamble
                                         ------------------------------------
                                         Kathryn A. Gamble
                                         Vice President, Finance, Controller
                                         (Principal Accounting Officer)