Form 10-K405
period 2001-12-31
IMAX CORP
filed 2002-03-25
CIK 921582

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

     | |        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-24216


                                IMAX CORPORATION


             (Exact name of registrant as specified in its charter)

           CANADA                                  98-0140269
(State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)             Identification Number)

      2525 SPEAKMAN DRIVE,                           L5K 1B1
  MISSISSAUGA, ONTARIO, CANADA                    (Postal Code)
      (Address of principal
       executive offices)

       Registrant's telephone number, including area code: (905) 403-6500

           Securities registered pursuant to Section 12(b) of the Act:

                                                        NAME OF EXCHANGE
  TITLE OF EACH CLASS                                 ON WHICH REGISTERED
         None

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

                               Yes |X|     No | |

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     The aggregate market value of the common shares of the registrant held by non-affiliates of the registrant, computed by reference to the last sale price of such shares as of the close of trading on February 28, 2002 was $68.1 million (19,396,174 common shares times $3.51). As of February 28, 2002, there were 32,915,858 common shares of the registrant outstanding.

                       DOCUMENT INCORPORATED BY REFERENCE*

Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors and the annual meeting or the stockholders of the registrant scheduled to be held on or about June 5, 2002 (the "Proxy Statement") are incorporated by reference in Part III of this Form 10-K.

----------
* As stated under various Items of this Report, only certain specified portions of such document are incorporated by reference in this Report.

                           ANNUAL REPORT ON FORM 10-K

                                DECEMBER 31, 2001

                                TABLE OF CONTENTS


                                                                                                        PAGE
                                                                                                        ----
                                                     PART I

Item 1      Business...................................................................................    4
Item 2      Properties.................................................................................   11
Item 3      Legal Proceedings..........................................................................   11
Item 4      Submission of Matters to a Vote of Security Holders........................................   12

                                                     PART II

Item 5      Market for Registrant's Common Equity and Related Stockholder Matters......................   13
Item 6      Selected Financial Data....................................................................   15
Item 7      Management's Discussion and Analysis of Financial Condition and Results of Operations......   17
Item 7a     Quantitative and Qualitative Disclosures about Market Risk.................................   26
Item 8      Financial Statements and Supplementary Data................................................   27
Item 9      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......   59

                                                    PART III

Item 10     Directors and Executive Officers of the Registrant.........................................   59
Item 11     Executive Compensation.....................................................................   62
Item 12     Security Ownership of Certain Beneficial Owners and Management.............................   63
Item 13     Certain Relationships and Related Transactions.............................................   67

                                                     PART IV

Item 14     Exhibits, Financial Statement Schedules and Reports on Form 8-K............................   67
Signatures.............................................................................................   70

                                IMAX CORPORATION

EXCHANGE RATE DATA

     Unless otherwise indicated, all dollar amounts in this document are expressed in United States ("U.S.") dollars. The following table sets forth, for the periods indicated, certain exchange rates based on the noon buying rate in the City of New York for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York (the "Noon Buying Rate"). Such rates quoted are the number of U.S. dollars per one Canadian dollar and are the inverse of rates quoted by the Federal Reserve Bank of New York for Canadian dollars per U.S. $1.00. The average exchange rate is based on the average of the exchange rates on the last day of each month during such periods. The Noon Buying Rate on December 31, 2001 was U.S. $0.6267.


                                                               YEARS ENDED DECEMBER 31,
                                  -------------------------------------------------------------------------------------
                                      2001            2000               1999             1998               1997
                                  ------------    ------------      -------------    -------------      ---------------

Exchange rate at end of
    period....................    U.S. $0.6267    U.S. $0.6669       U.S. $0.6925     U.S. $0.6522       U.S. $0.6999
Average exchange rate
   during period..............          0.6457          0.6732             0.6730           0.6740             0.7220
High exchange rate during
   period.....................          0.6697          0.6944             0.6925           0.7105             0.7471
Low exchange rate during
   period.....................          0.6241          0.6410             0.6535           0.6341             0.6945


SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

     Certain statements included herein may constitute "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, references to future capital expenditures (including the amount and nature thereof), business strategies and measures to implement strategies, competitive strengths, goals, expansion and growth of its business and operations, plans and references to the future success of IMAX Corporation together with its wholly owned subsidiaries (the "Company"). These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the expectations and predictions of the Company is subject to a number of risks and uncertainties, including, but not limited to, general economic, market or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by the Company; competitive actions by other companies; conditions in the out-of-home entertainment industry; changes in laws or regulations; risks associated with investments and operations in foreign jurisdictions and any future international expansion, including those related to economic, political and regulatory policies of local governments and laws and policies of the United States and Canada; the potential impact of increased competition in the markets the Company operates within; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made herein are qualified by these cautionary statements, and actual results or developments anticipated by the Company may not be realized, and even if substantially realized, may not have the expected consequences to, or effects on, the Company. The Company undertakes no obligation to update publicly or otherwise revise any forward-looking information, whether as a result of new information, future events or otherwise.



--------------------------------------------------------------------------------

   IMAX(R), IMAX(R) Dome, OMNIMAX(R), IMAX(R) 3D, IMAX(R) 3D Dome, Personal Sound Environment(R), The IMAX Experience(R), An IMAX Experience(R) and IMAX(R) DMR(TM) are trademarks and trade names of the Company or its subsidiaries that are registered or otherwise protected under laws of various jurisdictions.

                                IMAX CORPORATION

                                     PART I

ITEM 1. BUSINESS

GENERAL

     IMAX Corporation together with its wholly owned subsidiaries (the "Company") is one of the world's leading entertainment technology companies, with particular emphasis on film and digital imaging technologies including giant-screen images, three-dimensional ("3D") presentations, and post-production. The Company designs, manufactures and leases projection and sound systems for giant-screen, 15-perforation film frame, 70mm format ("15/70-format") theaters based on proprietary and patented technology and is a major distributor of films for giant-screen theaters.

     The Company believes the IMAX theater network is the most extensive giant-screen theater network in the world with 227 theaters operating in 30 countries as of December 31, 2001. In addition to the existing library of general entertainment and educational 15/70-format films, the increased number of commercial IMAX theaters in operation has attracted more commercial films to the medium including films produced by major Hollywood studios. In 2000, Buena Vista Pictures Distribution, a unit of The Walt Disney Company, released Disney's animated feature Fantasia 2000: The IMAX Experience(R) to 75 IMAX theaters around the world. Fantasia 2000 was the first theatrical full-length feature film to be reformatted into 15/70-format film and became the fastest grossing large-format film in history. In January 2002, Disney released Beauty and the Beast to 77 IMAX theaters around the world and has stated that it will release an additional three films over the next 12 months. The Company recently perfected a proprietary process whereby it can take a 35mm negative and convert it into 15/70-format. The Company believes that this process which will allow live-action 35mm films to be converted for exhibit in IMAX theaters, will have a significant impact on the number and quality of films that are made available to IMAX theaters. The Company believes that the commercial success of Fantasia 2000 and Beauty and the Beast coupled with its new digital re-mastering technology has the potential to lead to additional Hollywood films being released to IMAX theaters which, could create further demand worldwide for commercial IMAX theaters.

     The Company generally does not own IMAX theaters but leases its projection and sound systems, and licenses the use of its trademarks. IMAX theater systems combine advanced, high-resolution projection systems, sound systems and screens as large as eight stories high (approximately 80 feet) that extend to the edge of a viewer's peripheral vision to create immersive audio-visual experiences. As a result, audiences feel as if they are a part of the on-screen action in a way that is more intense and exciting than in traditional theaters. In addition, the Company's IMAX 3D theater systems combine the same projection and sound systems and up to eight story screens with 3D images that further increase the audience's feeling of immersion in the film. The Company believes that the network of IMAX 3D theaters is the largest out-of-home, 3D-distribution network in the world.

     The Company was formed in March 1994 as a result of an amalgamation between WGIM Acquisition Corp. and the former IMAX Corporation ("Predecessor IMAX"). Predecessor IMAX was incorporated in 1967.

PRODUCT LINES

     The Company believes it is the largest designer and supplier of specialty projection and sound systems and a significant producer and distributor of 15/70-format films for giant-screen theaters. The Company's theater systems include specialized projection equipment, advanced sound systems, specialty screens, theater automation control systems and film handling equipment. The Company derives a significant portion of its revenues from the sale and lease of its theater systems to giant-screen theaters and related film products and services. Segmented information is provided in note 18 to the audited financial statements contained in Item 8.

                                IMAX CORPORATION

PRODUCT LINES (cont'd)

IMAX SYSTEMS

     IMAX THEATERS

     The Company is the pioneer and leader in the giant-screen, large-format film industry. The IMAX theater network has the largest installed base of giant-screen theater systems, with systems located in 227 theaters in 30 countries as of December 31, 2001. IMAX theaters have flat or dome shaped screens for two-dimensional ("2D") and 3D presentations which are many times larger than conventional theaters, extending to the edge of the viewer's peripheral vision. The theaters have a steeply inclined floor to provide all audience members a clear view of the screen and typically seat 250 to 500 people.

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

     The following chart shows the number of the Company's theater systems by product, installed base and backlog as of December 31, 2001:


                                               2D                                            3D
                            --------------------------------------         --------------------------------------
                                            INSTALLED                                       INSTALLED
                           PRODUCT            BASE         BACKLOG         PRODUCT            BASE        BACKLOG
                           -------          ---------      -------         -------         ----------     -------

Flat Screen..............  IMAX(R)              59            3            IMAX(R)3D           75            28
                                                                           IMAX(R)3D SR        26            25
Dome Screen..............  IMAX(R) Dome         63            3            IMAX(R)3D Dome       4             1


     IMAX AND IMAX DOME SYSTEMS. IMAX and IMAX Dome systems make up the largest component of the Company's installed theater base. IMAX theaters, with a flat screen, were introduced in 1970, while IMAX Dome theaters, previously known as OMNIMAX(R) theaters, are designed for tilted dome screens and were introduced in 1973. There have been several significant proprietary and patented enhancements to these systems since their introduction.

     IMAX 3D AND IMAX 3D SR SYSTEMS. IMAX 3D systems make up the largest component of the Company's backlog. IMAX 3D theaters utilize a flat screen 3D system which produces realistic three-dimensional images on a giant IMAX screen. The Company believes that the IMAX 3D system offers consumers one of the most realistic 3D experiences available today. To create the 3D effect, the audience uses either polarized or electronic glasses that separate the left-eye and right-eye images. The IMAX 3D projectors can project both 2D and 3D films, allowing theater owners the flexibility to exhibit either type of film. The Company offers upgrades to existing theaters which have 2D IMAX projection systems to IMAX 3D projection systems. Since the introduction of IMAX 3D technology, the Company has upgraded 13 theater systems.

     In 1997, the Company launched a smaller IMAX 3D system called IMAX 3D SR, a patented theater system that combines a proprietary theater design, a more automated projection system and specialized sound system to replicate the experience of a larger IMAX 3D theater in a smaller space (up to 270 seats). The IMAX 3D SR theater system is designed to be located primarily in multiplexes in smaller cities and to operate at lower costs than the larger IMAX 3D theater system.

     IMAX 3D DOME SYSTEMS. IMAX 3D Dome theaters comprise a dome screen 3D system that projects the film onto a tilted dome such that objects not only appear to "come out" from the screen but also to envelop the viewer. IMAX 3D Dome projectors, like IMAX 3D projectors, can project both 2D and 3D films.

                                IMAX CORPORATION

PRODUCT LINES (cont'd)

IMAX SYSTEMS (cont'd)

     IMAX THEATERS (cont'd)

     SALES BACKLOG. Signed contracts for theater system installations are listed as sales backlog prior to the time of revenue recognition. Sales backlog represents the total value of all signed system sales and lease agreements that are expected to be recognized as revenue in the future. Sales backlog includes initial rental fees along with the present value of contractual minimum rents due over the lease term, but excludes maintenance revenues as well as rents in excess of contractual minimums that might be received in the future. Sales backlog does not include revenues from theaters in which the Company has an equity-interest, agreements covered by letters of intent or conditional theater commitments.

     THEATER SYSTEM LEASES

     The Company's system leases generally have 10 to 20-year initial terms and are typically renewable by the customer for one or more additional 10-year terms. As part of the lease agreement, the Company advises the customer on theater design, custom assembles and supervises the installation of the theater system, provides training in using the equipment to theater personnel and for a separate fee provides ongoing maintenance to the system. Prospective theater owners are responsible for providing the theater location, the design and construction of the theater building, the installation of the system and any other necessary improvements. Under the terms of the typical lease agreement, the title to all theater system equipment (including the projection screen, the projector and the sound system) remains with the Company. The Company has the right to remove the equipment for non-payment or other defaults by the customer. The contracts are generally not cancelable by the customer unless the Company fails to perform its obligations. The contracts are generally denominated in U.S. dollars, except in Canada and Japan, where contracts are generally denominated in Canadian dollars and Japanese Yen, respectively.

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

     SOUND SYSTEMS

     Sonics Associates, Inc. ("Sonics"), the Company's 100% owned subsidiary, is a world leader in the development and manufacture of sound systems for all applications including traditional movie theaters, auditoriums and specialized uses including the development of 3D sound capabilities, and manufactures the sound systems for IMAX theaters. Prior to October 1, 1999, Sonics was 51% owned by the Company and 49% owned by four executive officers of Sonics. On October 1, 1999, the Company purchased the remaining 49% of Sonics that it did not own (see note 23 to the audited financial statements contained in Item 8). In February 2001, the Company decided to relocate the manufacture of sound systems from Birmingham, Alabama to the Company's headquarters near Toronto, Canada.

                                IMAX CORPORATION

PRODUCT LINES (cont'd)

FILMS

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

     The Company is a significant distributor of 15/70-format films. The Company generally distributes films which it produces and has acquired distribution rights to films produced by independent producers. The Company has distribution rights to more 15/70-format films than any competing distributor. As distributor, the Company generally receives a percentage of the theater box office receipts.

     The library of 15/70-format films includes general entertainment and educational films on subjects such as space, wildlife, music, history and natural wonders, and consisted of 179 films at the end of 2001, of which the Company had distribution rights to 54 such films. In recent years, several 15/70-format commercial films have been successfully released, including T-REX:
Back to the Cretaceous, which was released by the Company in 1998 and has grossed over $63.7 million to date, Everest, which was released by MacGillivray Freeman Films in 1998 and has grossed over $114.0 million to date and Fantasia 2000: The IMAX Experience(R) which was released by the Company and Buena Vista Pictures Distribution, a unit of The Walt Disney Company in 2000. This was the first theatrical full-length feature film to be reformatted into 15/70-format film and it became the fastest grossing large-format film in history and has grossed over $91.5 million to date. 15/70-format films have significantly longer exhibition periods than conventional 35mm films and many of the films in the library have remained popular for significantly longer periods including the films To Fly! (1976), Grand Canyon - The Hidden Secrets (1984) and The Dream Is Alive (1985), which were all exhibited during 2001. In 2001, there were 12 new films released in the 15/70-format.

     David Keighley Productions 70MM Inc., a wholly-owned subsidiary of the Company, provides film post-production and quality control services for 15/70-format films (whether produced internally or externally), and digital post-production services.

     DIGITAL RE-MASTERING ("IMAX(R) DMR(TM)")

     The Company has developed a proprietary, patent-pending technology to digitally re-master 35mm live-action films into 15/70-format film for exhibition in IMAX theaters. This system, known as IMAX(R) DMR(TM), digitally enhances image resolution quality of 35mm motion picture films for projection on screens up to eight stories high and up to 120 feet wide, while maintaining the visual clarity and sound quality for which IMAX films are known. The Company believes that this technology could open the IMAX theater network up to releases of Hollywood films including both library titles and simultaneous new releases. The Company believes that the development of this new technology is key to helping it execute on its strategy of becoming a new release window for Hollywood films.

                                IMAX CORPORATION

PRODUCT LINES (cont'd)

OTHER

     THEATER OPERATIONS AND INVESTMENTS

     The Company has six owned and operated theaters and two theaters which the Company shares in profits and losses.

     In the case of theaters which the Company shares in profits and losses, the Company generally contributes the projection and sound system to the theater in exchange for a percentage of the theater revenues and/or profits and losses. The Company's partner is generally responsible for constructing and outfitting the theater. The Company may also provide management services in return for a fee or a percentage of theater revenues as part of the equity interest.

     CAMERAS. The Company rents 2D and 3D 15/70-format cameras and provides technical and post-production services to third-party producers for a fee. The Company maintains 13 cameras and other film equipment to support third-party producers and also offers production advice and technical assistance to filmmakers.

     The Company has developed state-of-the-art patented dual and single filmstrip 3D cameras which are among the most advanced motion pictures cameras in the world and are the only 3D cameras of their kind. The IMAX 3D camera simultaneously shoots left-eye and right-eye images and its compact size allows filmmakers access to a variety of locations, such as underwater or aboard aircrafts. The Company has three dual filmstrip cameras available for rent.

MARKETING AND CUSTOMERS

     The Company markets its theater systems through a direct sales force and marketing staff located in offices in Canada, the United States, Europe, Singapore and Japan. In addition, the Company has agreements with consultants, business brokers and real estate professionals to locate potential customers and theater sites for the Company on a commission basis.

     The Company has experienced an increase in the number of commercial theater signings and international signings since 1995. The commercial theater segment of the Company's theater network is now its largest segment with a total of 142 theaters opened or in backlog. At December 31, 2001, 43.9% of all opened and in backlog theaters are for locations outside of North America. The Company's institutional customers include science and natural history museums, zoos, aquaria and other educational and cultural centers. The Company also leases its systems to theme parks, tourist destination sites, fairs and expositions.

     The Company's 2001 financial results were adversely affected by the significant number of bankruptcies in the North American exhibition industry. The Company believes that the majority of this restructuring process is now complete and expects the North American commercial exhibition market will again be a significant source of clients for the Company.

INDUSTRY AND COMPETITION

      The Company competes with a number of manufacturers of large-format film projection systems; however, the IMAX theater network and the number of 15/70-format films to which the Company has distribution rights are substantially larger than those of its 15/70-format competitors. The Company's customers generally consider a number of criteria when selecting a large-format theater including quality, reputation, brand name recognition, type of system, features, price and service. The Company believes that its competitive strengths include the value of the IMAX(R) brand name, the quality and historic up-time of IMAX theater systems, the number and quality of 15/70-format films that it distributes, the quality of the sound system included with the IMAX theater and the level of the Company's service and maintenance efforts.

                                IMAX CORPORATION

INDUSTRY AND COMPETITION (cont'd)

      The commercial success of the Company's products is ultimately dependent upon consumer preferences. The out-of-home entertainment industry in general continues to go through significant changes, primarily due to technological developments and changing consumer tastes. Numerous companies are developing new entertainment products for the out-of-home entertainment industry in response to these changes, and some of these new products are or may be directly competitive with the Company's products. Competitors may design products which are more attractive to consumers and/or more cost effective than the Company's products and that may make the Company's products less competitive. The Company's existing products may not continue to compete effectively and be attractive to consumers and products under development may never be attractive to consumers or be competitive. The Company may also face competition from companies in the entertainment industry with substantially greater financial and other resources than the Company.

RESEARCH AND DEVELOPMENT

     The Company believes that it is one of the world's leading entertainment technology companies with significant in-house proprietary expertise in projection system, camera and sound system design, engineering and technology. The Company believes that the motion picture industry will be affected by the development of digital technologies, particularly in the areas of content creation (image capture), post-production (editing and special effects), digital re-mastering (such as IMAX(R) DMR(TM)), distribution and display. The Company has made significant investments in digital technologies, including the development of a proprietary, patent-pending technology to digitally enhance image resolution and quality of 35mm motion picture films and has a number of patents pending and intellectual property rights in these areas.

     The IMAX(R) DMR(TM) technology converts a 35mm frame into digital form at very high resolution. The proprietary system recreates a pristine form of the original photography. A proprietary computer process makes the images sharper than the original and the completed re-mastered film, now 10 times larger than the original, is transferred onto the world's largest film format, 15/70-format. In addition, each film's original soundtrack is also recreated adding another sonic dimension to upgrade the original movie soundtrack to Company standards.

     In addition, the Company has substantial proprietary knowledge in 15/70-format film production.

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

     As of December 31, 2001, 25 of the Company's employees were connected with research and development projects.

MANUFACTURING AND SERVICE

IMAX MANUFACTURING

     The Company assembles its giant-screen projection systems at its Corporate Headquarters and Technology Center in Mississauga, Canada (near Toronto). A majority of the components for the Company's systems are purchased from outside vendors. The Company develops and designs all the key elements for the proprietary technology involved in its projector and camera systems. Fabrication of these components is then subcontracted to a group of carefully pre-qualified suppliers. Manufacture and supply contracts are signed for the delivery of components on an order-by-order basis. The Company has developed long-term relationships with a number of significant suppliers, and the Company believes its existing suppliers will continue to supply quality products in quantities sufficient to satisfy its needs. The Company inspects all components and sub-assemblies, completes the final assembly and then subjects the systems to comprehensive testing prior to shipment. Since 1980, IMAX theater systems have had an average in-service time of over 99.9%.

                                IMAX CORPORATION

MANUFACTURING AND SERVICE (cont'd)

SONICS MANUFACTURING

     Sonics develops, designs and assembles the key elements of its theater sound systems. The standard IMAX theater sound system comprises components from a variety of sources with approximately 50% of the materials cost of each system attributable to proprietary components provided under Original Equipment Manufacturers agreements with outside vendors. These proprietary components include custom loudspeaker enclosures and horns and specialized amplifiers, signal processing and control equipment. In February 2001, the Company decided to relocate the manufacture of sound systems from Birmingham, Alabama to the Company's headquarters near Toronto, Canada.

SERVICE AND MAINTENANCE

     The Company provides key services and support functions for the IMAX theater network and for filmmakers. To support the IMAX theater network, the Company has personnel stationed in major markets who provide periodic and emergency service and maintenance on existing systems throughout the world. The Company's personnel typically visit each theater every three months to service the projection and sound systems. The Company also provides theater design expertise for both the visual and audio aspects of the theater, as well as system installation and equipment training.

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

     The Company currently holds 10 patents, has 13 patents pending in the United States and has corresponding patents or filed applications in many countries throughout the world. While the Company considers its patents to be important to the overall conduct of its business, it does not consider any particular patent essential to its operations. Certain of the Company's patents in the United States, Canada and Japan for improvements to the IMAX projector, IMAX 3D Dome and sound systems expire between 2008 and 2018.

     The Company owns or otherwise has rights to trademarks and trade names used in conjunction with the sale of its products, systems and services. The following trademarks are considered significant in terms of the current and contemplated operations of the Company: IMAX(R), The IMAX Experience(R), An IMAX Experience(R), IMAX(R) DMR(TM), IMAX(R) 3D, IMAX(R) Dome, IMAX(R) 3D Dome, Personal Sound Environment(R) and OMNIMAX(R). These trademarks are widely protected by registration or common law throughout the world. The Company also owns the service mark IMAX THEATRE(TM). The Company vigorously enforces its trademarks and trade names against whomever it believes is infringing upon its rights.

EMPLOYEES

     As of December 31, 2001, the Company had 345 employees not including hourly employees at Company owned and operated theaters.

                                IMAX CORPORATION

ITEM 2. PROPERTIES

     The Company's principal executive offices are located in Mississauga, Ontario, Canada and New York, New York. The Company's principal facilities are as follows:

                                                    OPERATION                      OWN/LEASE      EXPIRATION
                                                   -----------                     ---------      ----------
Mississauga, Ontario(1)..... Headquarters, Administrative, Assembly and               Own               N/A
                                Research and Development
New York, New York.......... Executive                                               Lease             2004
Birmingham, Alabama ........ Sound Systems Design and Assembly                        Own               N/A
Kempten, Germany(2)......... Sales and Marketing                                     Lease             2002
Santa Monica, California.... Sales, Marketing, Film Production and Post-             Lease             2012
                                Production
Singapore................... Sales and Marketing                                     Lease             2002
Tokyo, Japan................ Sales, Marketing, Maintenance and Theater Design        Lease             2002

(1) This facility is subject to a collateral secured charge in favor of Technicolor Inc. in connection with an upfront discount payment received in February 2002 (see note 22 to the audited financial statements contained in Item 8).

(2)  This facility was closed as a business office in March 2002.

ITEM 3. LEGAL PROCEEDINGS

     In November 2001, the Company filed a complaint with the High Court of Munich (the "Court") against Big Screen, a German large-screen cinema owner in Berlin (the "Big Screen") demanding payment of outstanding Additional Rent and certain other amounts owed to the Company. Big Screen has raised a defense based on alleged infringement of German antitrust rules, relating mainly to an allegation of excessive pricing. The Big Screen is also a member of Euromax, an association of European large-screen cinema owners that filed a complaint in 2000 with the European Commission based on European Community ("EC") competition rules, addressing broadly similar allegations against the Company. In mid-2001, the European Commission sent a preliminary letter to Euromax proposing to reject the complaint based on EC competition rules. The European Commission has not yet taken a final decision. Although the Court has the power to reject or reduce the Company's demands for payment, and the European Commission has the power to impose fines and order cessation of any infringements of EC competition rules, the Company believes that on the basis of currently available information, including the Commission's rejection letter and an initial review of the facts and law, that such results are not likely. The Company believes that all of the allegations in the complaint as well as the allegations in Big Screen's individual defense are meritless and will accordingly continue to defend these matters vigorously. The Company believes that the amount of the loss, if any, suffered in connection with this dispute would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

     In June 2000, a complaint was filed against the Company and a third party by Mandalay Resort Group f/k/a Circus Circus Enterprises, Inc., alleging breach of contract and express warranty, fraud and misrepresentation in connection with the installation of certain motion simulation bases in Nevada. The case is being heard in the U.S. District Court for the District of Nevada. The complaint alleges damages in excess of $4.1 million. The Company believes that the allegations made against it in the complaint are meritless and will accordingly defend the matter vigorously. The Company further believes that the amount of loss, if any, suffered in connection with this lawsuit would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

     In December 2000, the Company filed a complaint against George Krikorian Premiere Theaters LLC and certain other related parties (collectively "Krikorian") in the U.S. District of California, alleging breach of contract and fraud resulting in damages to the Company in excess of $6.0 million. In February 2001, Krikorian filed counterclaims against the Company alleging, among other things, fraudulent inducement and negligent misrepresentation, which counterclaims were subsequently dismissed and then amended. Further counterclaims were filed in May 2001. The Company believes that the allegations made against it in the counterclaims are meritless and will defend against them vigorously. The Company believes that the amount of loss, if any, suffered in connection with any such claims would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

                                IMAX CORPORATION

     In March 2001, a complaint was filed against the Company by Muvico Entertainment, L.L.C. ("Muvico"), alleging misrepresentation and seeking rescission in respect of the system lease agreements between the Company and Muvico. The Company filed counterclaims against Muvico for breach of contract, unjust enrichment and theft of trade secrets, and brought claims against Muvico and MegaSystems, Inc. ("MegaSystems"), a large-format theater system manufacturer, for tortious interference, unfair competition and/or deceptive trade practices, violations of the U.S. Lanham Act, and to enjoin Muvico and MegaSystems from using the Company's confidential and proprietary information. The case is being heard in the U.S. District Court, Southern District of Florida, Miami Division. The Company believes that the allegations made by Muvico in its complaint are entirely without merit and will accordingly defend the claims vigorously. The Company further believes that the amount of loss, if any, suffered in connection with this lawsuit would not have a material impact on the financial position or results of operation of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

     In August 2000, Edwards Theaters Circuit, Inc. and related companies ("Edwards") filed for protection under Chapter 11 of the United States bankruptcy code in the U.S. Bankruptcy Court for the Central District of California, Santa Ana Division. Pursuant to a stipulation reached among Edwards and the Company and approved by the court, Edwards' leases of Company theater system equipment were deemed rejected as of August 1, 2001. On August 2, 2001, the Company filed a proof of claim in the amount of $28.9 million for amounts due and owing to the Company at the time of the commencement of the bankruptcy and for damages arising from Edwards' rejection of the leases pursuant to section 365 of the Bankruptcy Code. In addition, on August 1, 2001, the Company brought an adversary action in the bankruptcy court against Edwards for violations of the Lanham Act for unfair competition and false advertising, trademark dilutions under federal and state law, common law trademark infringement and unfair competition, unfair business practices under state law and misappropriation of trade secrets. Edwards has objected to the Company's claim and moved to disallow it and, on September 4, 2001, Edwards answered the Company's complaint and asserted counterclaims against the Company, alleging non-compliance with the California Franchise Investment Law and negligent misrepresentation. By stipulation of the Company and Edwards, the motion to disallow the Company's claim, and the adversary action filed by the Company including Edwards' counterclaims have been consolidated. In March 2002, Edwards amended its counterclaim to add additional counts, including fraudulent concealment and intentional misrepresentation. The Company intends to move for summary judgement on all claims in the action immediately upon the conclusion of discovery in May 2002. The Company believes that the allegations made by Edwards in its objection to the Company's claim and Edwards' counterclaims are entirely without merit and the Company has and will accordingly defend the matter vigorously. The Company believes that the amount of loss, if any, suffered in connection with such counterclaims would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

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



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders during the quarter ended December 31, 2001.

                                IMAX CORPORATION

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

                                                                  U.S. DOLLARS
                                                               -------------------
                                                               HIGH         LOW
                                                              ------       -----
NASDAQ
Year ended December 31, 2001
     Fourth quarter.........................................   2.650       0.760
     Third quarter..........................................   2.470       0.550
     Second quarter.........................................   3.219       1.450
     First quarter..........................................   7.188       2.750
Year ended December 31, 2000
     Fourth quarter.........................................  16.938       2.500
     Third quarter..........................................  29.438      13.188
     Second quarter.........................................  24.125      18.000
     First quarter..........................................  28.500      19.500

                                                                CANADIAN DOLLARS
                                                               -------------------
                                                               HIGH         LOW
                                                              ------       -----
TSE
Year ended December 31, 2001
     Fourth quarter.........................................   4.100       1.150
     Third quarter..........................................   3.700       0.800
     Second quarter.........................................   5.100       2.250
     First quarter..........................................  10.900       4.200
Year ended December 31, 2000
     Fourth quarter.........................................  25.650       3.800
     Third quarter..........................................  42.500      20.000
     Second quarter.........................................  35.000      27.550
     First quarter..........................................  40.500      29.000

     As of December 31, 2001 the Company had 271 registered holders of record on the Company's common shares.

     The Company has not paid within the last three fiscal years, and has no current plans to pay, dividends on its common shares. The payment of dividends by the Company is subject to certain restrictions under the terms of the Company's indebtedness (see note 10 to the audited financial statements in Item 8 and the discussion of liquidity and capital resources in Item 7). The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including the Company's financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

CERTAIN INCOME TAX CONSIDERATIONS

UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS

     The following discussion is a general summary of the material U.S. federal income tax consequences of the ownership and disposition of the common shares by a U.S. Holder. A "U.S. Holder" generally means a holder of common shares that is an individual resident of the United States or a United States corporation. This discussion does not discuss all aspects of U.S. federal income taxation that may be relevant to investors subject to special treatment under U.S. federal income tax law (including, for example, owners of 10.0% or more of the voting shares of the Company).

                                IMAX CORPORATION

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (cont'd)

CERTAIN INCOME TAX CONSIDERATIONS (cont'd)

UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS (cont'd)

     DISTRIBUTIONS ON COMMON SHARES

     In general, distributions (without reduction for Canadian withholding taxes) paid by the Company with respect to the common shares will be taxed to a U.S. Holder as ordinary income to the extent that such distributions do not exceed the current and accumulated earnings and profits of the Company (as determined for U.S. federal income tax purposes). The amount of a distribution that exceeds the earnings and profits of the Company will be treated first as a non-taxable return of capital to the extent of the U.S. Holder's tax basis in the common shares and thereafter as taxable capital gain. Corporate holders generally will not be allowed a deduction for dividends received in respect of distributions on common shares. Subject to the limitations set forth in the U.S. Internal Revenue Code, as modified by the United States-Canada income tax treaty, U.S. Holders may elect to claim a foreign tax credit against their U.S. federal income tax liability for Canadian income tax withheld from dividends.

     DISPOSITION OF COMMON SHARES

     Upon the sale or other disposition of common shares, a U.S. Holder generally will recognize capital gain or loss equal to the difference between the amount realized on the sale and such holder's tax basis in the common shares. Gain or loss upon the disposition of the common shares will be long-term if, at the time of the disposition, the common shares have been held for more than one year. The deduction of capital losses is subject to limitations for U.S. federal income tax purposes.

CANADIAN FEDERAL INCOME TAX CONSIDERATIONS

     This summary is of a general nature only and it is not intended to be, nor should it be construed to be, legal or tax advice to any holder of the common shares and no representation with respect to Canadian federal income tax consequences to any holder of common shares is made herein. Accordingly, prospective purchasers and holders of the common shares should consult their own tax advisers with respect to their individual circumstances.

     DIVIDENDS ON COMMON SHARES

     Canadian withholding tax at a rate of 25.0% (subject to reduction under the provisions of any relevant tax treaty) will be payable on dividends paid or credited to a holder of common shares. Under the Canada-U.S. income tax treaty, the withholding tax rate is generally reduced to 15.0% for a holder entitled to the benefits of the treaty (or 5.0% if the holder is a corporation that owns at least 10.0% of the common shares).

     CAPITAL GAINS AND LOSSES

     Subject to the provisions of a relevant tax treaty, capital gains realized by a holder on the disposition or deemed disposition of common shares held as capital property will not be subject to Canadian tax unless the common shares are taxable Canadian property (as defined in the Income Tax Act (Canada)), in which case the capital gains will be subject to Canadian tax at rates which will approximate those payable by a Canadian resident. Common shares will not be taxable Canadian property to a holder provided that, at the time of the disposition or deemed disposition, the common shares are listed on a prescribed stock exchange (which currently includes The Toronto Stock Exchange) unless such holder, persons with whom such holder did not deal at arm's length or such holder together with all such persons, owned 25.0% or more of the issued shares of any class or series of shares of the Company at any time within the 60 month period immediately preceding such time.

     Under the Canada-United States income tax treaty, a holder who is a resident of the United States for purposes of such treaty and to whom the common shares are taxable Canadian property will not be subject to Canadian tax on the disposition or deemed disposition of the common shares unless at the time of disposition or deemed disposition, the value of the common shares is derived principally from real property situated in Canada.

                                IMAX CORPORATION

ITEM 6.  SELECTED FINANCIAL DATA

(In thousands of U.S. dollars, except per share amounts)

     The selected financial data set forth below is derived from the audited consolidated financial statements of the Company. The financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles. All financial information referred to herein is expressed in U.S. dollars unless otherwise noted.

                                                                                     YEARS ENDED DECEMBER 31,
                                                                 ----------------------------------------------------------------
                                                                    2001         2000          1999         1998          1997
                                                                 ----------   ----------    ----------   ----------    ----------
STATEMENTS OF OPERATIONS DATA:
REVENUE
   IMAX systems................................................  $   76,582   $  113,226    $  126,826   $  140,874    $   97,539
   Films.......................................................      29,923       41,711        47,227       30,824        39,683
   Other.......................................................      12,154       18,179        18,783       18,657        21,259
                                                                 ----------   ----------    ----------   ----------    ----------
   Total revenue...............................................     118,659      173,116       192,836      190,355       158,481
COSTS OF GOODS AND SERVICES(1).................................      97,391      112,655        97,973      111,784        73,806
                                                                 ----------   ----------    ----------   ----------    ----------
GROSS MARGIN...................................................      21,268       60,461        94,863       78,571        84,675
Selling, general and administrative expenses(2)................      48,962       53,384        34,450       38,777        32,115
Research and development.......................................       3,385        6,497         3,136        2,745         2,129
Amortization of intangibles(3).................................       3,005        2,948         2,159        5,948         2,701
Loss (income) from equity-accounted investees(4)...............         (73)       4,811           683        6,763            22
Restructuring costs and asset impairments(5)...................      59,868       11,152            -            -             -
                                                                 ----------   ----------    ----------   ----------    ----------
EARNINGS (LOSS) FROM OPERATIONS................................     (93,879)     (18,331)       54,435       24,338        47,708
Interest income................................................         847        3,285         9,977        5,320         5,604
Interest expense...............................................     (22,020)     (21,961)      (21,860)     (14,646)      (13,402)
Impairment of long-term investments(6).........................      (5,584)      (4,133)           -            -            -
Foreign exchange gain (loss)...................................      (1,357)      (1,781)          977          588          (623)
                                                                 ----------   ----------    ----------    ---------    ----------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
   AND MINORITY INTEREST.......................................    (121,993)     (42,921)       43,529       15,600        39,287
Recovery of (provision for) income taxes(7)....................     (11,005)      13,139       (16,642)      (9,810)      (17,265)
                                                                 ----------   ----------    ----------   ----------    ----------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY
   INTEREST....................................................    (132,998)     (29,782)       26,887        5,790        22,022
Minority interest..............................................          -            -         (1,207)      (1,895)       (1,357)
                                                                 ----------   ----------    ----------   ----------    ----------
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS.................    (132,998)     (29,782)       25,680        3,895        20,665
Net loss from discontinued operations..........................     (50,850)      (2,055)         (447)          -             -
                                                                 ----------   ----------    ----------   ----------    ----------
NET EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGES IN
   ACCOUNTING PRINCIPLES AND EXTRAORDINARY ITEMS...............    (183,848)     (31,837)       25,233        3,895        20,665
Cumulative effect of changes in accounting principles,
   net of income tax benefit of  $37,286(8)....................          -       (61,110)           -            -             -
Extraordinary loss on early retirement of debt, net of income
   tax benefit of $1,588(9)....................................          -            -             -        (2,095)           -
Extraordinary gain on repurchase of convertible subordinated
   notes, net of income tax expense of $16,843(10).............      38,734           -             -            -             -
                                                                 ----------   ----------    ----------   ----------    ----------
NET EARNINGS (LOSS)............................................  $ (145,114)  $  (92,947)   $   25,233   $    1,800    $   20,665
                                                                 ==========   ==========    ==========   ==========    ==========
EARNINGS (LOSS) PER SHARE: Earnings (loss) per share - basic:
   Net earnings (loss) from continuing operations..............  $     (4.30) $    (1.00)   $      0.86  $      0.10   $      0.71
   Net loss from discontinued operations.......................  $     (1.64) $    (0.07)   $     (0.01) $       -     $        -
                                                                 -----------  ----------    -----------  -----------   ----------
   Net earnings (loss) before cumulative effect of changes in
    accounting principles and extraordinary items..............  $     (5.94) $    (1.07)   $      0.85  $      0.10   $      0.71
   Cumulative effect of changes in accounting principles.......  $        -   $    (2.04)   $       -    $       -     $        -
   Extraordinary items.........................................  $      1.25  $       -     $       -    $     (0.07)  $        -
                                                                 -----------  ----------    ----------   -----------   ----------
   Net earnings (loss).........................................  $     (4.69) $    (3.11)   $      0.85  $      0.03   $      0.71
                                                                 ===========  ==========    ===========  ===========   ===========
Earnings (loss) per share - diluted:
   Net earnings (loss) from continuing operations..............  $     (4.30) $    (1.00)   $      0.84  $      0.09   $      0.68
   Net loss from discontinued operations.......................  $     (1.64) $    (0.07)   $     (0.01) $       -     $        -
                                                                 -----------  ----------    -----------  -----------   ----------
   Net earnings (loss) before cumulative effect of changes in
    accounting principles and extraordinary items..............  $     (5.94) $    (1.07)   $      0.83  $      0.09   $      0.68
   Cumulative effect of changes in accounting principles.......  $        -   $    (2.04)   $       -    $       -     $        -
   Extraordinary items.........................................  $      1.25  $       -     $       -    $     (0.06)  $        -
                                                                 -----------  ----------    ----------   -----------   ----------
   Net earnings (loss).........................................  $     (4.69) $    (3.11)   $      0.83  $      0.03   $      0.68
                                                                 ===========  ==========    ===========  ===========   ===========

                                IMAX CORPORATION

(1) The year ended December 31, 2001 costs of goods and services includes a $4.1 million and a $16.5 million charge relating to a reduced realizable value of the Company's inventories and reduced fair values of the Company's film assets, respectively. The year ended December 31, 2000 included a $8.6 million charge which relates to the write-down of certain films in distribution. The year ended December 31, 1998 included a $7.9 million charge related to rationalization of the Company's motion simulation division and $19.1 million related to the write-down of the value of some of the Company's films.

(2) The year ended December 31, 2001 selling, general and administrative expenses includes a $2.6 million non-cash charge for incurred compensation resulting from a stock grant issuance and $4.5 million relating to the Company's accounts receivable, as collectibility on certain accounts was considered uncertain. The year ended December 31, 2000 included an $13.1 million charge for estimated uncollectible accounts receivable.

(3) Amortization of intangibles in 1998 included a $3.3 million charge related to the write-off of goodwill associated with the Ridefilm business.

(4) In 2000, loss (income) from equity-accounted investees included a $4.0 million provision related to the guarantee of a term loan undertaken by the Forum Ride Associates joint venture. In 1998, it included the Company's 50% share of the loss of Forum Ride Associates and a provision against the remaining carrying value of the Company's equity investment in Forum Ride Associates totaling $6.1 million and a $0.5 million provision against an equity investment in a motion simulation ride.

(5) In 2001, restructuring costs and asset impairments includes $16.3 million related to efforts to stabilize and rationalize the business by reducing its overall corporate workforce and consolidation of its operations, which included relocating its sound-system facility to near Toronto, Canada. In the assessment of the assets, the Company recorded charges of $13.6 million relating to net investment in leases, $26.7 million of fixed assets, and $3.3 million of other assets. In 2000, asset impairments included charges of $11.2 million relating to fixed assets.

(6) Impairment of long-term investments represents a charge of $5.6 million and $4.1 million relating to the impairment of certain of the Company's long-term investments, for the years ended December 31, 2001 and 2000, respectively.

(7) In 2001, deferred income tax expense includes a $41.2 million increase in the valuation allowance to reflect uncertainty associated with realization of the Company's deferred income tax asset.

(8) The year ended December 31, 2000, the Company recognized an after-tax charge of $54.5 million in accordance with the interpretive guidance of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). In fiscal 2000, the Company also adopted AICPA Statement of Position 00-2, "Accounting by Producers or Distributors of Film" (SOP 00-2") and recorded an after-tax charge of $6.6 million to reflect the adoption of this new principle.

(9) In 1998, all of the 10% Senior Notes due 2001 were redeemed. The excess of the redemption price over the principal amount of $2.8 million and the write-off of the unamortized deferred financing costs of $0.9 million resulted in an extraordinary pre-tax loss of $3.7 million.

(10) During 2001, the Company and a wholly owned subsidiary of the Company purchased and cancelled an aggregate of $70.4 million of the Company's convertible subordinated notes for $13.7 million, represented by $12.5 million in cash by the subsidiary and $1.2 million in common shares by the Company.

                                                                                 AS AT DECEMBER 31,
                                                          ------------------------------------------------------------------
BALANCE SHEETS DATA:                                          2001           2000          1999        1998          1997
                                                          -----------    -----------   -----------  -----------   ---------
Cash, cash equivalents and investments in marketable
  debt securities......................................   $  26,388       $ 34,310      $121,502     $202,941    $ 90,530
Total assets(1)........................................     261,512        492,100       538,237      490,091     344,359
Total long-term indebtedness...........................     229,643        300,000       300,000      300,000     165,000
Total shareholders' equity (deficit)...................    (118,448)        22,263       111,065       84,446      81,117

(1)  includes the assets of discontinued operations.

                                IMAX CORPORATION

PRO FORMA AMOUNTS IN ACCORDANCE WITH SAB 101:

                                                                                                                 1999
                                                                                                               --------
Pro forma amounts for the year ended December 31, 1999 as if SAB 101 had been applied during all years presented:
Revenue....................................................................................................    $166,617
Net earnings ..............................................................................................    $  7,655
   Basic earnings per share................................................................................    $   0.26
   Diluted earnings per share..............................................................................    $   0.25

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is one of the world's leading entertainment technology companies and is known for presenting the world's best cinematic presentations together with IMAX and IMAX 3D. The IMAX(R) brand is recognized throughout the world for extraordinary and immersive family experiences. As of December 2001, there were 227 theaters operating in 30 countries. It is estimated that more than 700 million people have seen an IMAX presentation since the medium premiered in 1970.

     The Company derives revenue principally from long-term theater system lease agreements, maintenance agreements, the distribution of films and film production agreements. The Company also derives revenue from the operation of theaters in which the Company owns, camera rentals and post-production services.

THEATER SYSTEMS

     The Company generally provides its theater systems to customers on a long-term lease basis with initial lease terms of typically 10 to 20 years. Lease agreements typically provide for three major sources of revenue: (i) initial rental fees; (ii) ongoing rental payments which include annual contractual minimum payments; and (iii) maintenance fees. The initial rental fees vary depending on the type of system and location and generally are paid to the Company in installments commencing upon the signing of the agreement. Ongoing rental payments are paid monthly over the term of the contract, commencing after system installation and are generally equal to the greater of a fixed minimum amount per annum and a percentage of box office receipts. An annual maintenance fee is generally payable commencing in the second year of theater operations. Both minimum rental payments and maintenance fees are typically indexed to the consumer price index.

     Theater system leases that transfer substantially all of the benefits and risks of ownership to customers are classified as sales-type leases as a result of meeting the criteria established by FASB Statement of Financial Accounting Standards No. 13 "Accounting for Leases". All other leases are treated as operating leases. Revenue from sales-type leases is recorded at the time the installation process is complete; persuasive evidence of an agreement exists; the price is fixed or determinable and collection is reasonably assured. Upon revenue recognition, the initial rental fees due under the contract, along with the present value of minimum ongoing rental payments are recorded as revenues and the related projector costs including installation expenses are recorded in cost of goods and services. In accordance with the interpretive guidance of SAB 101 (see note 24 of the audited financial statements in Item 8), effective January 1, 2000, the Company recognizes revenue on theater systems, sales-type leases and sales, at the time that installation is complete. Prior to January 1, 2000, the Company recognized revenue from sales-type leases and sales of theater systems at the time of delivery. The Company in certain circumstances sells theater systems.

     Cash received in advance of installation is recorded as deferred revenue. The associated costs of manufacturing the theater system are recorded as inventory. At the time of installation, the deferred revenue is recognized in income, and the inventory costs are fully expensed.

     The timing of installation of the theater system is largely dependent on the timing of the construction of the customer's theater. Therefore, while revenue for theater systems is generally predictable on a long-term basis, it can vary from quarter to quarter depending on the timing of installation.

     The Company is dependent in part on the viability of the North American commercial exhibitor market for collections under long-term leases and for future system contracts. In the last few years, many of the North American commercial exhibitor chains faced financial difficulties due to over-expansion, which in some cases led to bankruptcy proceedings and/or consolidations. Recently, many of these exhibitors have emerged from those proceedings with new capital. Some have raised capital in the public markets, while others have plans to do so. While the Company views these recent developments in the North American commercial exhibitor market as positive, there is no guarantee that they will continue.

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

GENERAL (cont'd)

FILM PRODUCTION AND DISTRIBUTION

     The Company adopted SOP 00-2, (see note 24 of the audited financial statements in Item 8) effective January 1, 2000. Prior to January 1, 2000, revenues associated with the licensing of exhibition rights to motion pictures distributed by the Company were recognized in accordance with FASB Statement of Financial Accounting Standard No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films". In accordance with SOP 00-2, the Company recognizes revenue from such licensing arrangements when the film is complete and has been delivered, the license period has begun, the fee is fixed or determinable and collection is reasonably assured. Where the license fees are based on a share of the customer's revenue, and all other revenue recognition criteria are met, the Company recognizes revenue as the customer exhibits the film. Costs of producing film and acquiring film distribution rights are capitalized and amortized using the individual film-forecast-computation method, which amortizes such costs in the same ratio that current period actual revenue bears to estimated remaining unrecognized ultimate revenue as of the beginning of the fiscal year. All advertising, exploitation costs and marketing costs are expensed as incurred. The cumulative effect of the change in accounting principle was recorded as a one time, non-cash after-tax charge of $6.6 million in the consolidated statement of operations for the year ended December 31, 2000.

     The Company has developed a proprietary, patent-pending technology to digitally re-master 35mm live-action films into 15/70-format film for exhibition in IMAX theaters. This system, known as IMAX(R) DMR(TM), digitally enhances image resolution quality of 35mm motion picture films for projection on screens up to eight stories high and up to 120 feet wide, while maintaining the visual clarity and sound quality for which IMAX films are known. The Company believes that this technology could open the IMAX theater network up to releases of Hollywood films including both library titles and simultaneous new releases. The Company believes that the development of this new technology is key to helping it execute on its strategy of becoming a new release window for Hollywood films. While the Company is optimistic about the IMAX(R) DMR(TM) technology, there is no guarantee that it will be commercially successful.

INTERNATIONAL OPERATIONS

     A significant portion of the Company's sales are made to customers located outside of the United States and Canada. During 2001, 2000 and 1999, 35.2%, 47.2% and 40.6%, respectively, of the Company's revenues were derived outside the United States and Canada. The Company expects that international operations will continue to account for a substantial portion of its revenues in the future. In order to minimize exposure to exchange rate risk, the Company prices theater systems (the largest component of revenues) in U.S. dollars except in Canada and Japan where they are priced in Canadian dollars and Japanese Yen, respectively. Annual minimum rental payments and maintenance fees follow a similar currency policy.

ACCOUNTING POLICIES AND ESTIMATES

     The Company reports its results under both United States Generally Accepted Accounting Principles ("U.S. GAAP") and Canadian Generally Accepted Accounting Principles. The financial statements and results referred to herein are reported under U.S. GAAP.

     The preparation of these financial statements requires management to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates its estimates, including those related to accounts receivable, net investment in leases, inventories, fixed and film assets, investments, intangible assets, income taxes, contingencies and litigation. Management bases its estimates on historical experience, future expectations and other assumptions that are believed to be reasonable at the date of the financial statements. Actual results may differ from these estimates due to uncertainty involved in measuring, at a specific point in time, events which are continuous in nature. The Company's significant accounting policies are discussed in note 2 of the audited financial statements in Item 8.

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

GENERAL (cont'd)

SUBSEQUENT EVENTS

     On January 7, 2002 and January 9, 2002, the Company and a wholly owned subsidiary of the Company purchased an additional $19.5 million in the aggregate of the Company's 5.75% Convertible Subordinated Notes due April 1, 2003 (the "Subordinated Notes") for $7.3 million represented by $5.2 million in cash by the subsidiary and common shares by the Company valued at $2.1 million. The Company will record an additional extraordinary pre-tax gain of $12.2 million as a result of this transaction in the first quarter of 2002. These transactions had the effect of reducing the principal of the Company's outstanding Subordinated Notes to $10.1 million.

     On January 1, 2002, the Company entered into an agreement with its print supplier, Technicolor Inc. ("Technicolor"), under which the Company receives certain favorable discounts on its, its affiliates' and its customers' film processing costs. Such discounts, which are based on, among other things, footage of work provided to Technicolor by the Company on an annual basis, are to be credited against an upfront payment provided by Technicolor to the Company in February 2002. As collateral, a priority mortgage on the Company's Mississauga facility was registered in favor of Technicolor, which mortgage will be released after a portion of the upfront payment is recouped by Technicolor, or upon the occurrence of certain other conditions. The agreement with Technicolor, which requires the Company to use only Technicolor or Technicolor affiliates for its large-format film processing, expires September 30, 2006.

     On February 14, 2002, the Company and Regal Cinemas, Inc. ("Regal") signed an agreement pursuant to which Regal agreed to assume its master system lease agreement with the Company dated June 23, 1997, as modified by the parties, in connection with Regal's bankruptcy proceeding, resulting in Regal's six existing IMAX theaters remaining in operation. As part of the agreement, pursuant to Regal's Motion for Entry of Agreed Order Authorizing Assumption of Executory Contract with IMAX Corporation filed in the United States Bankruptcy Court, Middle District of Tennessee, Regal paid the Company $6.45 million in satisfaction of all of the Company's claims against Regal in its bankruptcy.

RESTRUCTURING COSTS AND OTHER SIGNIFICANT CHARGES


(In thousands of U.S. dollars, except per share amounts)                           YEARS ENDED DECEMBER 31,
                                                                        ----------------------------------------
                                                                             2001           2000          1999
                                                                        ------------    ------------    --------
Restructuring costs                                                       $16,292          $     -          $  -
Asset impairments:
    Net investment in leases                                               13,633                -             -
    Fixed assets                                                           26,660           11,152             -
    Other assets                                                            3,283                -             -
Other significant charges:
    Accounts receivable                                                     4,469           13,086           949
    Inventories                                                             4,053                -             -
    Film assets                                                            16,514            8,602             -
    Long-term investments                                                   5,584            4,133             -
                                                                          -------          -------          ----
                                                                          $90,488          $36,973          $949
                                                                          =======          =======          ====


(In thousands of U.S. dollars, except per share amounts)                           YEARS ENDED DECEMBER 31,
                                                                        ----------------------------------------
                                                                             2001           2000          1999
                                                                        ------------    ------------    --------
PER SHARE IMPACT-DILUTED:
Restructuring costs                                                         $0.53           $   -           $   -
Asset impairments:
  Net investment in leases                                                  $0.44           $   -           $   -
  Fixed assets                                                              $0.86           $0.37           $   -
  Other assets                                                              $0.11           $   -           $   -
Other significant charges:
  Accounts receivable                                                       $0.15           $0.44           $0.03
  Inventories                                                               $0.13           $   -           $   -
  Film assets                                                               $0.53           $0.29           $   -
  Long-term investments                                                     $0.18           $0.14           $   -
                                                                            -----           -----           -----
                                                                            $2.93           $1.24           $0.03
                                                                            =====           =====           =====

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESTRUCTURING COSTS AND OTHER SIGNIFICANT CHARGES (cont'd)

RESTRUCTURING COSTS AND ASSET IMPAIRMENTS

     Consistent with the Company's announcement in the first quarter of 2001 to rationalize its operations, reduce staffing levels and write-down certain assets to be disposed of, the Company has recorded a restructuring charge of $16.3 million in 2001 (2000 - $nil, 1999 - $nil). In 2001, the Company also recorded asset impairment charges of $43.6 million (2001 - $11.2 million, 1999 - $nil) after assessing the carrying value of certain of the Company's assets. The 2001 asset impairment charge consisted of $13.6 million (2000 - $nil, 1999 - $nil) against net investment in leases, as collectibility associated with certain leases was considered uncertain, and $26.7 million (2000 - $11.2 million, 1999 - $nil) and $3.3 million (2000 - $nil, 1999 - $nil) of fixed and other assets, respectively, as the carrying values for the assets exceeded the discontinued future cash flows expected from the assets.

     The Company believes its restructuring plan and related write-downs were necessary in light of market trends, industry-wide economic and financial conditions, and are consistent with the Company's focus on rationalizing and stabilizing its business and returning to profitability. As of December 31, 2001, the restructuring plan was complete. Of the $16.3 million for restructuring, $11.2 million has been spent as of December 31, 2001, and $5.1 million, representing costs for severed employees to be paid out to employees over the next 36 months.

OTHER SIGNIFICANT CHARGES

     Due to industry-wide economic and financial difficulties faced by many of the Company's customers, the Company also recorded the following charges as part of its ongoing review of the carrying value of the Company's assets.

     Included in selling, general and administrative expenses, the Company recorded a charge of $4.5 million in 2001 (2000 - $13.1 million, 1999 - $0.9 million) relating to the Company's accounts receivable, as collectibility on certain accounts was considered uncertain.

     Within costs of goods and services, the Company recorded a charge of $16.5 million in 2001 (2000 - $8.6 million, 1999 - $nil) based on the reduced fair values of the Company's film assets. In 2001, the Company also recorded a charge of $4.1 million for inventories (2000 - $nil, 1999 - $nil), due to a reduced net realizable value.

     Included in selling, general and administrative expenses, the Company recorded a charge of $4.5 million in 2001 (2000 - $13.1 million, 1999 - $1.0 million) relating to the Company's accounts receivable, as collectibility on certain accounts was considered uncertain.

     In performing its assessment of the carrying value of long-term investments, the Company recorded $5.6 million in 2001 (2000 - $4.1 million, 1999 - $nil) in charges for declines in the value that are considered to be other than temporary.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In 2001, the FASB issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The Company is required to adopt FAS 142 effective January 1, 2002. Application of the non-amortization provisions of FAS 142 for goodwill is expected to result in an increase in operating income of approximately $2.3 million in 2002. At December 31, 2001, the Company had goodwill of approximately $39.0 million. Pursuant to FAS 142, the Company will test its goodwill for impairment under the new methodology upon adoption and, if impairment is indicated, record such impairment as a cumulative effect of changes in accounting principles. The Company is currently evaluating the effect of adopting this pronouncement.

     In 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supercedes FASB Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for segments of a business to be disposed of. The pronouncement is effective January 1, 2002, and will be adopted by the Company at that time. The Company is currently evaluating the effect of adopting this pronouncement.

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS

     The following table sets forth the percentage of total revenue for each of the items set forth below:

                                                                              YEARS ENDED DECEMBER 31,
                                                        ----------------------------------------------------------------------
                                                            2001           2000          1999          1998          1997
                                                        -----------    -----------   -----------   -----------   -----------
                                                              %             %             %             %             %
Revenue
  IMAX systems........................................      64.5          65.4          65.8          74.0          61.6
  Films...............................................      25.2          24.1          24.5          16.2          25.0
  Other...............................................      10.3          10.5           9.7           9.8          13.4
                                                          ------        ------         -----         -----         -----
Total revenue........................................      100.0         100.0         100.0         100.0         100.0
Costs and goods and services.........................       82.1          65.1          50.8          58.7          46.6
                                                          ------        ------         -----         -----         -----
Gross margin.........................................       17.9          34.9          49.2          41.3          53.4
Selling, general and administrative expenses.........       41.3          30.8          17.9          20.4          20.3
Research and development.............................        2.8           3.8           1.6           1.4           1.3
Amortization of intangibles..........................        2.5           1.7           1.1           3.1           1.7
Loss (income) from equity-accounted investees........       (0.0)          2.8           0.4           3.6           0.0
Restructuring costs and asset impairments............       50.4           6.4             -             -             -
                                                          ------         -----         -----         -----         -----
Earnings (loss) from operations......................      (79.1)        (10.6)         28.2          12.8          30.1
                                                          ======         =====         =====         =====         =====
Net earnings (loss) before cumulative effect of
  changes in accounting principles and
  extraordinary items................................     (154.9)        (18.4)         13.1           2.0          13.0
                                                          ======         ======        =====         =====         =====

Net earnings (loss)..................................     (122.3)        (53.7)         13.1           0.9          13.0
                                                          ======         =====         =====         =====         =====

YEAR ENDED DECEMBER 31, 2001 VERSUS YEAR ENDED DECEMBER 31, 2000

REVENUES

     The Company's revenues in 2001 were $118.7 million, compared to $173.1 million in 2000, a decrease of 31.5%. The following table sets forth the breakdown of revenue by category:

(In thousands of U.S. dollars)
                                                 YEARS ENDED DECEMBER 31,
                                       -----------------------------------------
                                           2001           2000           1999
                                       -----------     ----------      ---------
IMAX SYSTEMS REVENUE
Sales and leases ...............        $ 53,409        $ 87,384        $103,414
Ongoing rent(1) ................           8,969          12,097          11,747
Maintenance ....................          14,204          13,745          11,665
                                        --------        --------        --------
                                          76,582         113,226         126,826
                                        --------        --------        --------

FILMS REVENUE
Distribution ...................          16,645          21,221          23,224
Post-production ................          13,278          20,490          24,003
                                        --------        --------        --------
                                          29,923          41,711          47,227
                                        --------        --------        --------

OTHER REVENUE ..................          12,154          18,179          18,783
                                        --------        --------        --------
                                        $118,659        $173,116        $192,836
                                        ========        ========        ========

(1)  Includes finance income.

     Systems revenue decreased to $76.6 million in 2001 from $113.2 million in 2000, a decrease of 32.4%. Revenue from sales and leases decreased to $53.4 million in 2001 from $87.4 million in 2000, a decrease of 38.9%. In 2001, 15 theater systems were installed, of which one was an operating lease, as compared to 24 theater systems installed in 2000. Ongoing rental revenue decreased 25.9% from 2000 primarily due to lower ongoing rents in excess of minimums received in the current year. Maintenance revenue increased 3.3% over the prior year principally due to the increased number of theater systems in the network.

     Films revenues decreased to $29.9 million in 2001 from $41.7 million in 2000. Film distribution revenues decreased to $16.6 million in 2001 from $21.2 million in 2000, a decrease of 21.6%, and film post-production activities decreased to $13.3 million in 2001 from $20.5 million in 2000, a decrease of 35.2%. The decrease in film post-production revenues was due to a decline in the number of films in release in 2001 versus 2000, while the decrease in film distribution revenues was primarily due to both a smaller number of films in release and poorer performance of films distributed by the Company in 2001.

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont')

YEAR ENDED DECEMBER 31, 2001 VERSUS YEAR ENDED DECEMBER 31, 2000 (cont')

     Other revenue decreased to $12.2 million in 2001 from $18.2 million in 2000, a decrease of 33.1%, primarily related to decreased owned and operated theater operations revenue in 2001 versus 2000 which included the strong performance of Fantasia 2000.

     The Company does not expect the revenue decline to continue in 2002. The Company is expecting higher revenues in 2002 due to a combination of higher system installations, greater commercial appeal of the films the Company produces and distributes, and higher attendance throughout the IMAX theater network including its owned and operated theaters.

GROSS MARGIN

     Gross margin in 2001 was $21.3 million versus $60.5 million in 2000. Gross margin in 2001 was reduced by $16.5 million associated with the write-down of the value of certain films in the Company's library as compared to a write-down of $8.6 million in 2000, and a $4.1 million write-down due to the reduced net realizable value of the Company's inventories.

     The decline in the gross margin in 2001 over 2000, is primarily due to lower system revenues on 15 theater systems, of which one was an operating lease in 2001 versus 24 theater systems in 2000, and the provisions noted above. Gross margin as a percentage of total revenues was 17.9% in 2001 compared to 34.9% in 2000.

     The Company does not expect the gross margin decline to continue in 2002. The Company is expecting higher gross margin in 2002 due to a combination of higher system installations, greater commercial appeal of the films the Company produces and distributes, and higher attendance throughout the IMAX theater network including its owned and operated theaters.

OTHER

     Selling, general and administrative expenses were $49.0 million in 2001 versus $53.4 million in 2000. The selling, general and administrative expenses in 2001 include a charge of $4.5 million related to the provision for impairment in accounts receivable from theaters as compared to a charge of $13.1 million in 2000. The 2001 expense also includes a non-cash item of $2.6 million in connection with a stock compensation grant. The Company anticipates that selling, general and administrative expenses will decline in 2002 due to the reductions in staff costs and other expenses that were implemented in 2001.

     Interest income decreased to $0.8 million in 2001 from $3.3 million in 2000 due mainly to a decline in the average balance of cash, cash equivalents and investments in marketable debt securities held.

     In performing its assessment of the carrying value of long-term investments, the Company recorded a $5.6 million in 2001, as compared to $4.1 million in 2000 for declines in the value of these investments that are considered to be other than temporary.

     The Company experienced a foreign exchange loss of $1.4 million in 2001 compared to a loss of $1.8 million in 2000. The foreign exchange losses resulted primarily from fluctuations in exchange rates on Canadian dollar cash balances and Canadian dollar and Japanese Yen denominated net investment in leases.

     The effective tax rate on earnings before tax differs from the statutory tax rate and will vary from year to year primarily as a result of the amortization of goodwill, which is not deductible for tax purposes, the Canadian manufacturing and processing profits deduction, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate reductions in the year, and movements in the Company's valuation allowance. The 2001 deferred income tax expense includes a $41.2 million increase in the valuation allowance to reflect uncertainties associated with the realization of the Company's deferred income tax asset. As of December 31, 2001, the Company has a deferred income tax asset of $45.5 million which has been fully provided against through the Company's valuation allowance.

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

YEAR ENDED DECEMBER 31, 2001 VERSUS YEAR ENDED DECEMBER 31, 2000 (cont'd)

RESEARCH AND DEVELOPMENT

     Research and development expenses were $3.4 million in 2001 versus $6.5 million in 2000. The lower level of expenses in 2001 reflects the reduction of general research and development activities due to significant staff reductions and management's decision to focus on projects with a high potential of success and minimal capital outlay. The Company believes that the motion picture industry will be affected by the development of digital technologies, particularly in the areas of content creation (image capture), post-production (editing and special effects), digital re-mastering distribution and display. Consequently, the Company has made significant investments in digital technologies, including the development of a proprietary, patent-pending technology to digitally enhance image resolution and quality of 35mm motion picture films and has a number of patents pending and intellectual property rights in these areas.

DISCONTINUED OPERATIONS

     The Company's 2001 discontinuance of its digital projection systems operations was completed December 11, 2001 through the sale of its wholly owned subsidiary, Digital Projection International, including its subsidiaries (collectively "DPI"), to a company owned by members of DPI management. As part of the transaction, the Company restructured its advances to DPI, releasing DPI from obligations to repay any amounts in excess of $12.7 million previously advanced by the Company, and reorganized the remaining $12.7 million of debt owing to the Company into two separate loan agreements. The loans receivable are collateralized by fixed and floating charges over all DPI assets including intellectual properties. One of the loans is convertible, upon the occurrence of certain events into shares representing 49% of the total share capital of DPI. DPI also agreed to release the Company from its ongoing obligations to DPI.

     The Company recorded an after-tax charge of $50.9 million in 2001, relating to operational losses of $8.5 million and a loss of $42.3 million on disposal of DPI's net assets. Included in the loss on disposal is a provision of $12.7 million to reflect the uncertainty associated with the collectibility of the loans receivable. In 2000, the Company recorded digital projection systems operating losses of $2.1 million. The Company has restated the financial statements to segregate the discontinued operations for all comparative years presented.

EXTRAORDINARY GAIN

     During 2001, the Company and a wholly owned subsidiary of the Company purchased an aggregate of $70.4 million of the Company's $100.0 million aggregate principal amount of Subordinated Notes for $13.7 million, consisting of $12.5 million in cash by the subsidiary and common shares by the Company valued at $1.2 million. The Company cancelled the purchased Subordinated Notes and recorded an extraordinary gain of $38.7 million, net of income tax expense of $16.8 million.

     Subsequent to year-end, the Company and a wholly owned subsidiary purchased an additional $19.5 million in the aggregate of the Company's Subordinated Notes for $7.3 million, consisting of $5.2 million in cash by the subsidiary and common shares by the Company valued at $2.1 million. The Company cancelled the purchased Subordinated Notes, and will record an additional extraordinary pre-tax gain of $12.2 million as a result of this transaction in the first quarter of 2002. These transactions had the effect of reducing the principal of the Company's outstanding Subordinated Notes to $10.1 million.

YEAR ENDED DECEMBER 31, 2000 VERSUS YEAR ENDED DECEMBER 31, 1999

     In 2000, the Company had revenues of $173.1 million and net loss, before the cumulative effect of changes in accounting principles and extraordinary items of $31.8 million ($1.07 per share on a diluted basis) compared to revenues of $192.8 million and net earnings before the cumulative effect of changes in accounting principles and extraordinary items of $25.2 million ($0.83 per share on a diluted basis) in 1999. The decrease in revenues of 10.2% is due primarily to a decline in systems revenue.

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

YEAR ENDED DECEMBER 31, 2000 VERSUS YEAR ENDED DECEMBER 31, 1999 (cont'd)

REVENUES

      Systems revenue decreased to $113.2 million in 2000 from $126.8 million in 1999, a decrease of 10.7%. Revenue from sales and leases decreased to $87.4 million in 2000 from $103.4 million in 1999, a decrease of 15.5%. The Company installed 24 theater systems under sales and sales-type leases in 2000 as compared to 35 theater system deliveries in 1999. Ongoing rental and maintenance revenues increased 3.0% and 17.8%, respectively, over the prior year principally due to the increased number of theater systems in the network.

     Films revenues decreased to $41.7 million in 2000 from $47.2 million in 1999, a decrease of 11.7%. Film distribution revenues decreased to $21.2 million in 2000 from $23.2 million in 1999, a decrease of 8.6% due to the timing of the release of films. Film post-production activities decreased to $20.5 million in 2000 from $24.0 million in 1999, a decrease of 14.6%, primarily due to a decrease in the number of prints released, post-production activities and extensions of products and services.

     Other revenues decreased slightly to $18.2 million in 2000 from $18.8 million in 1999, a decrease of 3.2%.

GROSS MARGIN

     Gross margin in 2000 was $60.5 million versus $94.9 million in 1999. In 2000, the gross margin was reduced by $8.6 million with the write-down of the value of certain films in the Company's library.

     The decline in the gross margin in 2000 over 1999, exclusive of these write-downs, is due mainly to the decline in system installations to 24 in 2000 from 35 deliveries in 1999.

     Gross margin as a percentage of total revenues was 34.9% in 2000 compared to 49.2% in 1999. The write-downs described above reduced the gross margin in 2000 by 5.0%. The decline in the gross margin in 2000 over 1999, exclusive of these write-downs, is due to the higher proportion of film and other revenues which generally have lower margins than IMAX systems revenue.

OTHER

     Selling, general and administrative expenses were $53.4 million in 2000 versus $34.5 million in 1999. The increase in selling, general and administrative costs in 2000 over 1999 resulted primarily from a $13.1 million charge in 2000 principally related to provisions against uncollectible accounts receivable amounts.

     Interest income decreased to $3.3 million in 2000 from $10.0 million in 1999 due to lower average cash, cash equivalents and investments in marketable debt securities balances held.

     The Company experienced a foreign exchange loss of $1.8 million in 2000 compared to a gain of $1.0 million in 1999. The foreign exchange loss in 2000 resulted primarily from fluctuations in exchange rates on Canadian dollar cash balances and Canadian dollar and Japanese Yen denominated net investment in leases. The gain in 1999 resulted primarily from fluctuations in exchange rates on the Japanese Yen denominated net investment in leases.

RESEARCH AND DEVELOPMENT

     Research and development expenses were $6.5 million in 2000 versus $3.1 million in 1999. The increase is due mainly to increased internal activities in developing digital technologies.

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2001, the Company's principal source of liquidity included cash and cash equivalents of $26.4 million, trade accounts receivable of $18.3 million and net investment in leases due within one year of $4.7 million.

     On September 26, 2001, the Company's demand facility with Toronto Dominion Bank Financial Group matured. At the time of maturity, the Company had no cash advances outstanding under the facility, which had been used in the past to facilitate U.S. and Canadian letters of credit and cross currency swaps. This line was secured by the Company's accounts receivable, inventory, certain real estate and other assets of the Company. As of December 31, 2001, the Company has letters of credit of $5.9 million outstanding, which have been collateralized by cash deposits. The Company expects these commitments to be reduced to approximately $3.0 million by April 2002. The Company is currently in discussion with other financial institutions to replace this facility with a similar facility utilizing its net investment in leases, accounts receivable and inventory as collateral. There is no guarantee that the Company will be successful in these efforts.

     In December 1998, the Company issued $200 million of Senior Notes (the "Senior Notes") due December 1, 2005. The Senior Notes bear interest at 7.875% per annum and are subject to redemption by the Company, in whole or in part, at any time on or after December 1, 2002, at redemption prices expressed as percentages of the principal amount for each 12-month period commencing December 1 of the years indicated: 2002 - 103.938%, 2003 - 101.969%, 2004 and thereafter
- 100.000% together with interest accrued thereon to the redemption date. The Company may also redeem the Senior Notes, in whole or in part, at any time prior to December 1, 2002, at a redemption price equal to 100% of the principal amount plus a "make-whole premium" calculated in reference to the redemption price on the first date that the Senior Notes may be redeemed by the Company plus accrued interest to but excluding the redemption date. If certain changes result in the imposition of withholding taxes under Canadian law, the Senior Notes are subject to redemption at the option of the Company, in whole but not in part, at a redemption price of 100% of the principal amount thereof plus accrued interest to the date of redemption. In the event of a change in control, holders of the Senior Notes may require the Company to repurchase all or part of the Senior Notes at a price equal to 101% of the principal amount thereof plus accrued interest to the date of repurchase.

     In April 1996, the Company completed a private placement of $100.0 million of 5.75% Convertible Subordinated Notes (the "Subordinated Notes") due April 1, 2003. These Subordinated Notes are convertible into common shares of the Company at the option of the holder at a conversion price of $21.406 per share (equivalent to a conversion rate of 46.7154 shares per $1,000 principal amount of Subordinated Notes) at any time prior to maturity. The Subordinated Notes are redeemable at the option of the Company on or after April 1, 1999 at redemption prices expressed as percentages of the principal amount (2002 - 100.821%) plus accrued interest. The Subordinated Notes may be redeemed at any time on or after April 1, 2001 without limitation. During 2001, the Company and a wholly owned subsidiary of the Company purchased an aggregate of $70.4 million of the Company's Subordinated Notes for $13.7 million consisting of $12.5 million in cash by the subsidiary and common shares by the Company valued at $1.2 million. The Company cancelled the purchased Subordinated Notes and recorded an extraordinary gain of $38.7 million, net of income tax expense of $16.8 million. Subsequent to December 31, 2001, the Company and the subsidiary of the Company purchased an additional $19.5 million in the aggregate of the Company's Subordinated Notes for $7.3 million consisting of $5.2 million in cash by the subsidiary and common shares by the Company valued at $2.1 million. These transactions had the effect of reducing the principal amount of the Company's Subordinated outstanding Notes to $10.1 million.

      The Company's net cash provided by operating activities is significantly impacted by, among other things, the number of theater system contracts signed during the year as well as the number of system installations completed during the year. Under the terms of the Company's typical theater system lease agreement, the Company receives substantial cash payments before it completes the performance of its obligations. The Company depends on cash flow from these sources to finance its ongoing operations.

     Cash provided by operating activities amounted to $2.7 million for the year ended December 31, 2001 after the payment of $21.9 million of interest and other working capital requirements. Changes in other non-cash operating assets and liabilities include $8.3 million that was invested in film assets, a decrease of $1.3 million in accounts receivable and a decrease of $5.7 million in net investment in leases in 2001. Cash provided by investing activities in 2001 amounted to $5.7 million. Of this amount, $7.5 million was received from the sale of investments in marketable debt securities, and $1.1 million was invested in fixed assets. Cash used in financing activities amounted to $12.5 million related to the repurchase by subsidiary, of a portion of the Company's Subordinated Notes.

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

LIQUIDITY AND CAPITAL RESOURCES (cont'd)

     Cash used in operating activities amounted to $54.1 million for the year ended December 31, 2000 after the payment of $21.5 million of interest, $33.6 million of income taxes and working capital requirements. Changes in other non-cash operating assets and liabilities include $19.7 million that was invested in film assets, an increase of $0.1 million in accounts receivable, an increase of $9.3 million in net investment in leases in 2000 and a decrease of $42.6 million in current taxes payable due to tax payments in connection with the reorganization of the Company's lines of business in 1999. Cash provided by investing activities in 2000 amounted to $45.3 million. Of this amount, $81.5 million was received from the sale of investments in marketable debt securities, $27.6 million was invested in fixed assets, principally for owned and operated theaters and theater systems contributed to joint ventured theaters, and facilities, and $6.2 million was invested in other assets including patents, trademarks and software. Cash provided by financing activities amounted to $2.5 million, which included proceeds of $1.4 million from the issuance of common shares pursuant to the Company's stock option plan.

     The Company believes that cash flow from operations together with existing cash will be sufficient to meet cash requirements for the foreseeable future. In addition, the Company believes it has access to other sources of liquidity including accessing the capital markets, or securing an operating line facility with a financial institution. The Company's accounts receivable, inventory, certain fixed assets and net investment in leases are currently unsecured and available as collateral. However, there can be no assurance that the Company will be successful in securing additional financing.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in foreign currency rates. The Company does not use financial instruments for trading or other speculative purposes.

     A substantial portion of the Company's revenues are denominated in U.S. dollars while a substantial portion of its costs and expenses are denominated in Canadian dollars. A portion of the net U.S. dollar flows of the Company are converted to Canadian dollars to fund Canadian dollar expenses, either through the spot market or through forward contracts. Existing foreign exchange contracts expired on October 16, 2001 and the Company recorded a loss of $0.1 million. The Company plans to convert Canadian dollar expenses to U.S. dollars through the spot and forward markets on a go-forward basis. In Japan, the Company has ongoing operating expenses related to its operations. Net Japanese Yen flows are converted to U.S. dollars generally through forward contracts to minimize currency exposure. The Company also has cash receipts under leases denominated in Japanese Yen and French francs which were converted to U.S. dollars generally through forward contracts to minimize currency exposure. These contracts were sold on August 9, 2001 for proceeds of $0.7 million. The Company plans to convert Japanese Yen and French franc lease cash flows to U.S. dollars through the spot and forward markets on a go-forward basis.

                                IMAX CORPORATION

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following audited consolidated financial statements are filed as part of this Report:

                                                                                                                    PAGE
                                                                                                                    ----
Report of Independent Accountants to the Shareholders of IMAX Corporation.........................................    28
Consolidated Balance Sheets as at December 31, 2001 and 2000......................................................    29
Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999........................    30
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999........................    31
Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 2001, 2000 and 1999....    32
Notes to Consolidated Financial Statements........................................................................    33

                                IMAX CORPORATION


    REPORT OF INDEPENDENT ACCOUNTANTS TO THE SHAREHOLDERS OF IMAX CORPORATION

       We have audited the accompanying consolidated balance sheets of IMAX Corporation (the "Company") as at December 31, 2001 and 2000 and the related consolidated statements of operations, cash flows and shareholders' equity (deficit) for each year in the three-year period ended December 31, 2001. These financial statements and the financial statement schedule listed in the index appearing under Item 14(a)(2) of this Form 10-K are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2001 and 2000 and the results of its operations and cash flows for each year in the three-year period ended December 31, 2001 in accordance with accounting principles generally accepted in the United States.

       As described in note 24 to the consolidated financial statements, the Company changed its accounting policies for revenue recognition and film assets effective January 1, 2000.

       In addition, in our opinion, the financial statement schedule referred to above presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements .


                              /s/ PricewaterhouseCoopers LLP
                              -------------------------------------------------
                              Chartered Accountants
                              Toronto, Canada
                              February 25, 2002

                                IMAX CORPORATION

                           CONSOLIDATED BALANCE SHEETS

    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
                         (In thousands of U.S. dollars)


                                                                           AS AT DECEMBER 31,
                                                                         ----------------------
                                                                           2001         2000
                                                                         ---------    ---------
ASSETS
Cash and cash equivalents (note 12) ..................................   $  26,388    $  26,781
Investments in marketable debt securities ............................        --          7,529
Accounts receivable, net of allowance for doubtful accounts of $18,060
  (2000 - $19,168) ...................................................      18,296       23,621
Net investment in leases (note 4) ....................................      51,644       77,093
Inventories (note 5) .................................................      42,723       51,017
Income taxes recoverable .............................................        --          8,830
Prepaid expenses .....................................................       1,845        3,650
Film assets (note 6) .................................................      10,513       29,749
Fixed assets (note 7) ................................................      52,652       87,056
Other assets (note 8) ................................................      15,402       29,640
Deferred income taxes (note 9) .......................................       3,022       44,433
Goodwill, net of accumulated amortization of $15,807 (2000 - $13,497)       39,027       40,810
Assets of discontinued operations (note 3) ...........................        --         61,891
                                                                         ---------    ---------
   Total assets ......................................................   $ 261,512    $ 492,100
                                                                         =========    =========

LIABILITIES
Accounts payable .....................................................   $   6,735    $  11,741
Accrued liabilities (note 20) ........................................      45,041       33,891
Deferred revenue .....................................................      95,082      106,427
Income taxes payable .................................................       1,356         --
Senior notes due 2005 (note 10) ......................................     200,000      200,000
Convertible subordinated notes due 2003 (note 11) ....................      29,643      100,000
Liabilities of discontinued operations (note 3) ......................       2,103       17,778
                                                                         ---------    ---------
   Total liabilities .................................................     379,960      469,837
                                                                         ---------    ---------

COMMITMENTS AND CONTINGENCIES (notes 12 and 13)

SHAREHOLDERS' EQUITY (DEFICIT)
Capital stock (note 14) - no par value. Authorized - unlimited number
  Issued and outstanding - 31,899,114 (2000 - 30,051,514) ............      64,356       60,136
Deficit ..............................................................    (183,392)     (38,278)
Accumulated other comprehensive income ...............................         588          405
                                                                         ---------    ---------
   Total shareholders' equity (deficit) ..............................    (118,448)      22,263
                                                                         ---------    ---------
   Total liabilities and shareholders' equity (deficit) ..............   $ 261,512    $ 492,100
                                                                         =========    =========

  (the accompanying notes are an integral part of these consolidated financial statements)

                                IMAX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
            (In thousands of U.S. dollars, except per share amounts)


                                                                                  YEARS ENDED DECEMBER 31,
                                                                           -----------------------------------
                                                                             2001         2000         1999
                                                                           ---------    ---------    ---------
REVENUE
IMAX systems ...........................................................   $  76,582    $ 113,226    $ 126,826
Films ..................................................................      29,923       41,711       47,227
Other ..................................................................      12,154       18,179       18,783
                                                                           ---------    ---------    ---------
                                                                             118,659      173,116      192,836
COSTS OF GOODS AND SERVICES (note 15) ..................................      97,391      112,655       97,973
                                                                           ---------    ---------    ---------
GROSS MARGIN ...........................................................      21,268       60,461       94,863

Selling, general and administrative expenses (note 15) .................      48,962       53,384       34,450
Research and development ...............................................       3,385        6,497        3,136
Amortization of intangibles ............................................       3,005        2,948        2,159
Loss (income) from equity-accounted investees ..........................         (73)       4,811          683
Restructuring costs and asset impairments (note 16) ....................      59,868       11,152         --
                                                                           ---------    ---------    ---------
EARNINGS (LOSS) FROM OPERATIONS ........................................     (93,879)     (18,331)      54,435

Interest income ........................................................         847        3,285        9,977
Interest expense, net of interest capitalized of $511
  (2000 - $1,393, 1999 - $754)..........................................     (22,020)     (21,961)     (21,860)
Impairment of long-term investments (note 15) ..........................      (5,584)      (4,133)        --
Foreign exchange gain (loss) ...........................................      (1,357)      (1,781)         977
                                                                           ---------    ---------    ---------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND
  MINORITY INTEREST ....................................................    (121,993)     (42,921)      43,529
Recovery of (provision for) income taxes (note 9) ......................     (11,005)      13,139      (16,642)
                                                                           ---------    ---------    ---------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST ....    (132,998)     (29,782)      26,887
Minority interest ......................................................        --           --         (1,207)
                                                                           ---------    ---------    ---------
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS .........................    (132,998)     (29,782)      25,680
Net loss from discontinued operations (note 3) .........................     (50,850)      (2,055)        (447)
                                                                           ---------    ---------    ---------
NET EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGES IN
  ACCOUNTING PRINCIPLES AND EXTRAORDINARY ITEMS ........................    (183,848)     (31,837)      25,233

Cumulative effect of changes in accounting principles, net of
  income tax benefit of $37,286 (note 24) ..............................        --        (61,110)        --
Extraordinary gain on repurchase of convertible subordinated notes,
  net of income tax expense of $16,843 (note 11) .......................      38,734         --           --
                                                                           ---------    ---------    ---------
NET EARNINGS (LOSS) ....................................................   $(145,114)   $ (92,947)   $  25,233
                                                                           =========    =========    =========

EARNINGS (LOSS) PER SHARE (note 14):
  Earnings (loss) per share - basic:
  Net earnings (loss) from continuing operations .......................   $   (4.30)   $   (1.00)   $    0.86
  Net loss from discontinued operations ................................   $   (1.64)   $   (0.07)   $   (0.01)
                                                                           ---------    ---------    ---------
  Net earnings (loss) before cumulative effect of changes in
    accounting principles and extraordinary items ......................   $   (5.94)   $   (1.07)   $    0.85
  Cumulative effect of changes in accounting principles ................   $    --      $   (2.04)   $    --
  Extraordinary items ..................................................   $    1.25    $    --      $    --
                                                                           ---------    ---------    ---------
  Net earnings (loss) ..................................................   $   (4.69)   $   (3.11)   $    0.85
                                                                           =========    =========    =========
Earnings (loss) per share - diluted:
  Net earnings (loss) from continuing operations .......................   $   (4.30)   $   (1.00)   $    0.84
  Net loss from discontinued operations ................................   $   (1.64)   $   (0.07)   $   (0.01)
                                                                           ---------    ---------    ---------
  Net earnings (loss) before cumulative effect of changes in
    accounting principles and extraordinary items ......................   $   (5.94)   $   (1.07)   $    0.83

  Cumulative effect  of changes in accounting principles ...............   $    --      $   (2.04)   $    --
  Extraordinary items ..................................................   $    1.25    $    --      $    --
                                                                           ---------    ---------    ---------
  Net earnings (loss) ..................................................   $   (4.69)   $   (3.11)   $    0.83
                                                                           =========    =========    =========


  (the accompanying notes are an integral part of these consolidated financial statements)

                                IMAX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
                         (In thousands of U.S. dollars)


                                                                              YEARS ENDED DECEMBER 31,
                                                                       -----------------------------------
                                                                          2001        2000         1999
                                                                       ---------    ---------    ---------
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net earnings (loss) from continuing operations .....................   $(132,998)   $ (29,782)   $  25,680
Items not involving cash:
   Depreciation, amortization and write-downs (note 17) ............      99,801       61,626       25,228
   Loss (income) from equity-accounted investees ...................         (73)       4,811          683
   Deferred income taxes ...........................................      24,568       (5,201)     (24,142)
   Impairment of long-term investments .............................       5,584        4,133         --
   Stock and other non-cash compensation ...........................       5,182        1,242         --
   Minority interest and other .....................................        --           --          1,217
Investment in film assets ..........................................      (8,297)     (19,665)     (18,051)
Changes in other non-cash operating assets and liabilities (note 17)      14,520      (73,929)     (15,398)
Net cash provided by (used in) operating activities from
   discontinued operations .........................................      (5,607)       2,676        2,194
                                                                       ---------    ---------    ---------
Net cash provided by (used in) operating activities ................       2,680      (54,089)      (2,589)
                                                                       ---------    ---------    ---------

INVESTING ACTIVITIES
Net sale (purchase) of investments in marketable debt securities ...       7,529       81,503      (29,639)
Acquisition of Digital Projection International, net of cash
   acquired ........................................................        --           (900)     (25,724)
Acquisition of minority interest in Sonics Associates, Inc. ........      (1,041)        (295)     (12,740)
Purchase of fixed assets ...........................................      (1,091)     (27,643)     (22,465)
Decrease (increase) in other assets ................................         498       (6,190)     (17,402)
Net cash used in investing activities from discontinued operations .        (217)      (1,139)        (243)
                                                                       ---------    ---------    ---------
Net cash provided by (used in) investing activities ................       5,678       45,336     (108,213)
                                                                       ---------    ---------    ---------

FINANCING ACTIVITIES
Repurchase of convertible subordinated notes .......................     (12,540)        --           --
Common shares issued ...............................................          31        1,442        2,235
Paid-in-capital on stock options exercised .........................        --          1,034         --
Class C preferred shares dividends paid ............................        --           --           (365)
                                                                       ---------    ---------    ---------
Net cash provided by (used in) financing activities ................     (12,509)       2,476        1,870
                                                                       ---------    ---------    ---------

Effects of exchange rate changes on cash from continuing
   operations ......................................................      (2,066)       2,125         (213)
Effects of exchange rate changes on cash from discontinued
   operations ......................................................       1,697          487          152
                                                                       ---------    ---------    ---------
Effects of exchange rate changes on cash ...........................        (369)       2,612          (61)
                                                                       ---------    ---------    ---------

DECREASE IN CASH AND CASH EQUIVALENTS FROM CONTINUING
   OPERATIONS ......................................................        (393)      (5,689)    (111,096)
Decrease (increase) in cash and cash equivalents from discontinued
   operations ......................................................      (4,127)       2,024        2,103
                                                                       ---------    ---------    ---------
DECREASE IN CASH AND CASH EQUIVALENTS, DURING THE YEAR .............      (4,520)      (3,665)    (108,993)

Cash and cash equivalents, beginning of year .......................      30,908       34,573      143,566
                                                                       ---------    ---------    ---------

CASH AND CASH EQUIVALENTS, END OF YEAR .............................   $  26,388    $  30,908    $  34,573
                                                                       =========    =========    =========


  (the accompanying notes are an integral part of these consolidated financial statements)

                                IMAX CORPORATION
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
                         (In thousands of U.S. dollars)



                                            NUMBER OF                               ACCUMULATED
                                             COMMON                                    OTHER                         TOTAL
                                             SHARES                    RETAINED    COMPREHENSIVE  SHAREHOLDERS'  COMPREHENSIVE
                                           ISSUED AND     CAPITAL      EARNINGS       INCOME         EQUITY          INCOME
                                          OUTSTANDING      STOCK       (DEFICIT)     (LOSS)(1)     (DEFICIT)         (LOSS)
                                          -----------   ----------   ----------    -------------  -------------  -------------
BALANCE AT DECEMBER 31, 1998 ...........   29,478,384   $   55,236   $   29,436    $     (226)    $   84,446     $     --

Issuance of common stock ...............      279,504        2,235         --            --            2,235           --
Net earnings ...........................         --           --         25,233          --           25,233         25,233
Net adjustment on available-for-sale
 securities.............................         --           --           --            (867)          (867)          (867)
Foreign currency translation adjustments         --           --           --              18             18             18
                                           ----------   ----------   ----------    ----------     ----------     ----------
                                                                                                                 $   24,384
                                                                                                                 ==========
BALANCE AT DECEMBER 31, 1999 ...........   29,757,888       57,471       54,669        (1,075)       111,065     $     --

Issuance of common stock ...............      293,626        1,631         --            --            1,631           --
Adjustment in paid-in-capital for stock
  options exercised ....................         --          1,034         --            --            1,034           --
Net loss ...............................         --           --        (92,947)         --          (92,947)       (92,947)
Net adjustment on available-for-sale
 securities ............................         --           --           --             586            586            586
Foreign currency translation adjustments         --           --           --             894            894            894
                                           ----------   ----------   ----------    ----------     ----------     ----------
                                                                                                                 $  (91,467)
                                                                                                                 ==========
BALANCE AT DECEMBER 31, 2000 ...........   30,051,514       60,136      (38,278)          405         22,263     $     --

Issuance of common stock ...............    1,847,600        4,220         --            --            4,220           --
Net loss ...............................         --           --       (145,114)         --         (145,114)      (145,114)
Net adjustment on available-for-sale
 securities.............................         --           --           --             281            281            281
Foreign currency translation adjustments         --           --           --             (98)           (98)           (98)
                                           ----------   ----------   ----------    ----------     ----------     ----------
BALANCE AT DECEMBER 31, 2001 ...........   31,899,114   $   64,356   $ (183,392)   $      588     $ (118,448)    $ (144,931)
                                           ==========   ==========    ==========    ==========     ==========    ==========


(1) Components of accumulated other comprehensive income (loss) consist of:

                                                                        AS AT DECEMBER 31,
                                                           ----------------------------------------
                                                             2001            2000            1999
                                                           -------         -------          -------

Foreign currency translation adjustments .........         $   588         $   686          $  (208)
Unrealized loss on available-for-sale security....              --            (281)            (867)
                                                           -------         -------          -------
Accumulated other comprehensive income (loss) ....         $   588         $   405          $(1,075)
                                                           =======         =======          =======

  (the accompanying notes are an integral part of these consolidated financial statements)

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)


1.   DESCRIPTION OF THE BUSINESS

     IMAX Corporation together with its wholly owned subsidiaries (the "Company") provides a wide range of products and services to the network of IMAX theaters. The principal activities of the Company are:

         o the design, manufacture and marketing and leasing of proprietary projection and sound systems for IMAX theaters principally owned and operated by institutional and commercial customers located in 30 countries as of December 31, 2001;

         o the development, production, post-production and distribution of certain films shown in the IMAX theater network;

         o the operation of certain IMAX theaters located primarily in the United States and Canada; and

         o the provision of other services to the IMAX theater network including designing and manufacturing IMAX camera equipment for rental to filmmakers and providing ongoing maintenance services for the IMAX projection and sound systems.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The preparation of the financial statements in conformity with United States Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could be materially different from these estimates. Significant estimates made by management include allowances for potential uncollectability of accounts and loans receivable and net investment in leases, provisions for inventory obsolescence, ultimate revenues for film assets, estimates of future cash flows associated with long-lived assets, accruals for contingencies and valuation allowances for deferred income tax assets. Significant accounting policies are summarized as follows:

(a)  BASIS OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company together with its wholly owned subsidiaries.

(b)  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

(c)  INVENTORIES

     Inventories are carried at the lower of cost, and net realizable value. Finished goods and work-in-process include the cost of raw materials, direct labor and an applicable share of manufacturing overhead costs.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

(d)  FILM ASSETS

     Costs of producing films, including capitalized interest, and costs of acquiring film rights are recorded as film assets. The film assets are amortized using the individual-film-forecast method as prescribed by AICPA Statement of Position 00-2, "Accounting by Producers or Distributors of Films" ("SOP 00-2") whereby film costs are amortized in the same ratio that current gross revenues bear to anticipated total ultimate revenues. Estimates of ultimate revenues are reviewed regularly by management and revised where necessary to reflect more current information.

     Film exploitation costs, including advertising costs, are expensed as incurred. Costs of film prints are capitalized and expensed over a period of three months.

     The recoverability of film costs is dependent upon commercial acceptance of the films. If events or circumstances indicate that the fair value of a film is less than the unamortized film costs, the film is written down to fair value by a charge to consolidated net earnings (loss). The Company determines the fair value of its films using a discounted cash flow model.

(e)  FIXED ASSETS

     Fixed assets are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives as follows:

       Projection equipment            -  10 to 15 years
       Camera equipment                -  5 to 10 years
       Buildings                       -  20 to 25 years
       Office and production equipment -  3 to 5 years
       Leasehold improvements          -  Over the term of the underlying leases

     Management reviews the carrying values of its fixed assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. In performing its review for recoverability, management estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of impairment losses is based on the excess of the carrying amount of the asset over the fair value calculated using discounted expected future cash flows.

(f)  OTHER ASSETS

     Other assets include patents, trademarks and other intangibles, investments, defined benefit pension plan intangibles and deferred charges on debt financing.

     Patents, trademarks and other intangibles are recorded at cost and are amortized on a straight-line basis over estimated useful lives ranging from 10 to 13 years.

     Costs of debt financing are deferred and amortized over the term of the debt.

     Investments in marketable debt securities categorized as available-for-sale securities are carried at fair value with unrealized gains or losses included in accumulated other comprehensive income. Investments in marketable debt securities categorized as held-to-maturity securities are carried at amortized cost. Investments in joint ventures are accounted for by the equity method of accounting under which consolidated net earnings
     (loss) include the Company's share of earnings or losses of the investees. A loss in value of an investment, which is other than a temporary decline, is recognized as a charge to consolidated net earnings (loss).

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

(g)  GOODWILL

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

(h)  DEFERRED REVENUE

     Deferred revenue comprises cash received under theater system contracts, film production contracts, film exhibition contracts and other contracts not yet recognized as revenue.

(i)  INCOME TAXES

     Income taxes are accounted for under the liability method whereby deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the accounting and tax bases of assets and liabilities. Deferred income tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in earnings in the period in which the change occurs. Valuation allowances are recorded where there is uncertainty of realization of a deferred income tax asset. Investment tax credits are recognized as a reduction of income tax expense in the year the credit is earned.

(j)  REVENUE RECOGNITION

     SALES-TYPE LEASES OF THEATER SYSTEMS

     Theater system leases that transfer substantially all of the benefits and risks of ownership to customers are classified as sales-type leases as a result of meeting the criteria established by FASB Statement of Financial Accounting Standards No. 13, "Accounting for Leases" ("FAS 13"). When revenue is recognized, the initial rental fees due under the contract, along with the present value of minimum ongoing rental payments are recorded as revenues for the period, and the related projector costs including installation expenses are recorded in cost of goods and services. Additional ongoing rentals in excess of minimums are recognized as revenue when reported by the theater operator, provided that collection is reasonably assured.

     From time to time, if the Company and a lessee agree to change the terms of the lease, other than renewing the lease or extending its terms, management evaluates whether the new agreement would be classified as sales-type lease or an operating lease under the provisions of FAS 13. Any adjustments which result from a change in classification from a sales-type lease to an operating lease are reported in income during the period the change occurs.

     Revenue associated with a sales-type lease is recognized when all of the following criteria are met: persuasive evidence of an agreement exists; the price is fixed or determinable; collection is reasonably assured; and, as described in note 24, effective January 1, 2000, installation of the theater system is complete. Prior to January 1, 2000, the Company recognized revenue on the same basis, except that the time of delivery was used rather than completion of installation.

     Cash installments of initial rents received in advance of the time at which revenue is recognized are recorded as deferred revenue. The associated costs of constructing the theater systems not yet recognized as revenue are included in inventories.

     OPERATING LEASES OF THEATER SYSTEMS

     Leases that do not transfer substantially all of the benefits and risks of ownership to the customer are classified as operating leases. For these leases, initial rental fees and minimum lease payments are recognized as revenue on a straight-line basis over the lease term. Additional rentals in excess of minimum annual amounts are recognized as revenue when the contracted portions of theater admissions due to the Company reported by theater operators exceed the minimum amounts, provided that collection is reasonably assured.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

(j)  REVENUE RECOGNITION (cont'd)

     SALES OF THEATER SYSTEMS

     Revenue from sales of theater systems is recognized when all of the following criteria are met: persuasive evidence of an agreement exists; the price is fixed or determinable; title passes to the customer; installation of the system is complete; and collection is reasonably assured. Prior to January 1, 2000, the Company recognized such revenue on the same basis, except that the time of delivery was used rather than completion of installation.

     MAINTENANCE AND OTHER SERVICES

     Maintenance revenues are recognized on a straight-line basis over the maintenance period. Revenues from post-production film services are recognized when the service has been completed. Revenues on camera rentals are recognized over the period the camera is used. Theater admission revenues are recognized on the date of the exhibition. Other service revenues are recognized when the services are performed.

     FILM PRODUCTION AND DISTRIBUTION

     Revenue from licensing of films is recognized when a licensing arrangement exists, the film is complete and has been delivered, the license period has begun, the fee is fixed or determinable and collection is reasonably assured. Where the license fees are based on a share of the customer's revenue, and all other revenue recognition criteria mentioned in the preceding sentence are met, the Company recognizes revenue as the customer exhibits the film.

(k)  RESEARCH AND DEVELOPMENT

     Research and development expenditures are expensed as incurred.

(l)  FOREIGN CURRENCY TRANSLATION

     Monetary assets and liabilities of the Company's operations, which are denominated in currencies other than the functional currency, are translated into the functional currency at the exchange rates prevailing at the end of the period. Non-monetary items are translated at historical exchange rates. Revenue and expense transactions are translated at exchange rates prevalent at the transaction date. Such exchange gains and losses are included in the determination of net earnings (loss) in the period in which they arise. For foreign subsidiaries with functional currencies other than the U.S. dollar, all assets and liabilities are translated at the year-end exchange rates and all revenue and expense items are translated at the average rate for the period, with exchange differences arising on translation accumulated in other comprehensive income.

(m)  STOCK-BASED COMPENSATION

     The Company accounts for stock-based compensation under the intrinsic value method set out in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations and has made pro forma disclosures of net earnings (loss) and earnings (loss) per share in note 14 as if the methodology prescribed by FASB Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), had been adopted.

(n)  PENSION PLANS

     Defined benefit pension plan liabilities are recorded as the excess of the accumulated benefit obligation over the fair value of plan assets. Assumptions used in computing defined benefit obligations are regularly reviewed by management in consultation with its actuaries and adjusted to market conditions. Prior service costs resulting from plan inception or amendments are amortized over the expected future service of the employees while current service costs are expensed when earned.

     For defined contribution pension plans, amounts contributed by the Company are recorded as an expense.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)


3.   DISCONTINUED OPERATIONS

     Effective December 11, 2001, the Company completed the sale of its wholly owned subsidiary, Digital Projection International, including its subsidiaries (collectively "DPI"), to a company owned by members of DPI management. As part of the transaction, the Company restructured its advances to DPI, releasing DPI from obligations to repay amounts in excess of $12.7 million previously advanced by the Company, and reorganized the remaining debt owing to the Company into two separate loan agreements, a $2.7 million, three-year term loan, and a $10.0 million, seven-year convertible term loan. DPI also agreed to release the Company from its ongoing obligations to DPI.

     The loans receivable are collateralized by fixed and floating charges over all DPI assets including intellectual properties. The $2.7 million, three-year loan, is repayable in quarterly increments and bears interest at 10% per annum. The $10.0 million, seven-year loan bears interest at 10% per annum and is repayable in its entirety at maturity or convertible, upon the occurrence of certain events, into shares representing 49% of the total share capital of DPI.

     The Company has recorded an allowance of $12.7 million to reflect uncertainty associated with the collectibility of the loans receivable.

     The Company has retained the rights and technology to develop high-end digital cinema, including the use of Texas Instruments Inc.'s DLP Cinema(TM) technology for large-format and other high-end uses as well as key patents and intellectual property related to the conversion of film to digital images.

     In accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), the Company has restated the financial statements to segregate the discontinued operations for all comparative years presented.

     The assets and liabilities of discontinued operations, summarized in the Consolidated Balance Sheets, at December 31, comprise of the following:


                                                                                       2001           2000
                                                                                      ------         -------
        ASSETS
        Cash and cash equivalents                                                    $    --         $ 4,127
        Accounts receivable, net of allowance for doubtful accounts of
            $nil (2000 - $606)                                                            --          11,214
        Inventories                                                                       --          18,893
        Fixed assets                                                                      --           2,823
        Other assets                                                                      --           3,219
        Deferred income tax assets                                                        --           1,912
        Goodwill, net of accumulated amortization of $nil (2000 - $1,321)                 --          19,703
                                                                                     -------         -------
            Total assets of discontinued operations                                  $    --         $61,891
                                                                                     =======         =======

        LIABILITIES
        Accounts payable                                                             $    --         $11,509
        Accrued liabilities                                                            2,103           6,269
                                                                                     -------         -------
            Total liabilities of discontinued operations                             $ 2,103          17,778
                                                                                     =======         =======

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)


3.   DISCONTINUED OPERATIONS (cont'd)

     The net loss from discontinued operations, summarized in the Consolidated Statements of Operations, for the years ended December 31, comprise of the following:

                                                                          2001          2000          1999
                                                                        --------      -------        -------

     Revenue                                                            $ 21,965       $46,356       $10,999
                                                                        ========       =======       =======

     Net loss from discontinued operations(1)                           $ (8,508)      $(2,055)      $  (447)
     Net loss on disposal of discontinued operations(2)                  (42,342)           --            --
                                                                        ========       =======       -------
     Net loss from discontinued operations                              $(50,850)      $(2,055)      $  (447)
                                                                        ========       =======       =======

    (1)  Net of income tax recovery of $2,422 in 2001 (2000 - $99, 1999 - $107).
    (2) Net of income tax recovery of $nil in 2001; includes $12.7 million in allowances for uncollectibility of loans receivable. Any recoveries on these loans will be included in the results from discontinued operations as cash is received.

4.   LEASES

(a)  NET INVESTMENT IN LEASES

     The Company enters into sales-type leases, for which the customer makes initial rental payments and additional rental payments with contracted minimums, which are generally indexed with inflation. The Company's net investment in sales-type leases, at December 31, comprise of the following:


                                                                                            2001                 2000
                                                                                       ------------         ------------

     Gross minimum lease amounts receivable                                            $    105,379         $    174,124
     Accumulated allowance for uncollectible amounts                                        (11,745)              (6,813)
                                                                                       ------------         ------------
     Gross minimum lease amounts receivable, net of allowance                                93,634              167,311
     Residual value of equipment                                                                898                2,223
     Unearned finance income                                                                (42,888)             (92,441)
                                                                                       ------------         ------------
     Present value of net minimum lease amounts receivable                             $     51,644         $     77,093
                                                                                       ============         ============



                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)


4.   LEASES (cont'd)

(b)  RENTAL AMOUNTS

     Revenue includes annual rental amounts, for the years ended December 31, comprise of the following:

                                                                    2001             2000             1999
                                                               --------------   --------------   --------------
     Ongoing minimum rental amounts on operating leases        $          562   $          879   $          875
     Additional rentals in excess of minimum amounts, on
       operating and sales-type leases                                  3,255            4,611            5,644
     Finance income on sales-type leases                                5,152            6,607            5,228
                                                               --------------   --------------   --------------
                                                               $        8,969   $       12,097   $       11,747
                                                               ==============   ==============   ==============


     The estimated amount of gross minimum rental amounts receivable from operating and sales-type leases at December 31, 2001, for each of the next five years is as follows:

                  2002                                          $   10,012
                  2003                                               9,932
                  2004                                              10,046
                  2005                                               8,887
                  2006                                               8,067
                  Thereafter                                        62,749
                                                                ----------
                                                                $  109,693
                                                                ==========
5.   INVENTORIES

                                                                      AT DECEMBER 31,
                                                             ----------------------------------
                                                                   2001              2000
                                                             ---------------    ---------------
     Raw materials                                           $         6,559    $         8,629
     Work-in-process                                                  11,537             11,963
     Finished goods                                                   24,627             30,425
                                                             ---------------    ---------------
                                                             $        42,723    $        51,017
                                                             ===============    ===============



6.   FILM ASSETS

                                                                                       AT DECEMBER 31,
                                                                              ----------------------------------
                                                                                    2001              2000
                                                                              ---------------    ---------------

     Completed and released films, net of accumulated amortization            $         1,682    $        12,884
     Films in production                                                                8,597             15,413
     Development costs                                                                    234              1,452
                                                                              ---------------    ---------------
                                                                              $        10,513    $        29,749
                                                                              ===============    ===============


     Included in costs of goods and services for 2001 are charges of $16.5 million (2000 - $8.6 million, 1999 - $nil) to reflect write-downs of unamortized film costs.

     All unamortized film costs for released films are expected to be amortized within three years from December 31, 2001. The amount of accrued participation liabilities that the Company expects to pay during 2002 is $2.7 million.

     Film assets include $0.5 million of interest capitalized in 2001 (2000 - $0.8 million, 1999 - $0.2 million).

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)


7.   FIXED ASSETS

                                                                          AT DECEMBER 31, 2001
                                                      -------------------------------------------------------------
                                                                              ACCUMULATED
                                                            COST              DEPRECIATION         NET BOOK VALUE
                                                      -----------------     -----------------     -----------------
     Equipment leased or held for use
         Projection equipment                         $          40,497      $         18,099     $          22,398
         Camera equipment                                         9,442                 7,239                 2,203
                                                      -----------------     -----------------     -----------------
                                                                 49,939                25,338                24,601
                                                      -----------------     -----------------     -----------------
     Assets under construction                                    1,452                    --                 1,452
                                                      -----------------     -----------------     -----------------

     Other fixed assets
         Land                                                     1,949                    --                 1,949
         Buildings                                               16,192                 5,052                11,140
         Office and production equipment                         22,404                16,875                 5,529
         Leasehold improvements                                   8,893                   912                 7,981
                                                      -----------------     -----------------     -----------------
                                                                 49,438                22,839                26,599
                                                      -----------------     -----------------     -----------------
                                                      $         100,829     $          48,177     $          52,652
                                                      =================     =================     =================

\

                                                                          AT DECEMBER 31, 2000
                                                      -------------------------------------------------------------
                                                                              ACCUMULATED
                                                            COST              DEPRECIATION         NET BOOK VALUE
                                                      -----------------     -----------------     -----------------
     Equipment leased or held for use
         Projection equipment                         $          44,375      $         12,547     $          31,828
         Camera equipment                                        10,447                 7,388                 3,059
                                                      -----------------     -----------------     -----------------
                                                                 54,822                19,935                34,887
                                                      -----------------     -----------------     -----------------
     Assets under construction                                    3,936                    --                 3,936
                                                      -----------------     -----------------     -----------------

     Other fixed assets
         Land                                                     1,949                    --                 1,949
         Buildings                                               16,653                 3,571                13,082
         Office and production equipment                         29,588                19,173                10,415
         Leasehold improvements                                  30,712                 7,925                22,787
                                                      -----------------     -----------------     -----------------
                                                                 78,902                30,669                48,233
                                                      -----------------     -----------------     -----------------
                                                      $         137,660     $          50,604     $          87,056
                                                      =================     =================     =================


     Interest capitalized in 2001 to fixed assets amounted to $nil (2000 - $0.6 million, 1999 - $0.6 million).

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)


8.   OTHER ASSETS

                                                                         AT DECEMBER 31,
                                                                       --------------------
                                                                         2001         2000
                                                                       -------      -------
     Patents, trademarks and other intangibles                         $ 4,107      $ 3,886
     Investments in equity-accounted investees                             314        1,462
     Other investments                                                      --        7,679
     Deferred charges on debt financing                                  3,092        4,717
     Pension asset, representing unrecognized prior service costs        6,647        8,489
     Other assets                                                        1,242        3,407
                                                                       -------      -------
                                                                       $15,402      $29,640
                                                                       =======      =======

9.   INCOME TAXES

(a) Earnings (loss) from continuing operations before income taxes and minority interest by tax jurisdiction, for the years ended December 31, comprise of the following:

                           2001            2000            1999
                        ---------       ---------       ---------
     Canada             $ (91,414)      $ (31,884)      $  36,774
     United States        (29,368)         (8,008)          6,693
     Japan                    291             338             498
     Other                 (1,502)         (3,367)           (436)
                        ---------       ---------       ---------
                        $(121,993)      $ (42,921)      $  43,529
                        =========       =========       =========

(b) The recovery of (provision for) income taxes related to income before the cumulative effect of changes in accounting principles and extraordinary items, for the year ended December 31, comprise of the following:

                      2001           2000           1999
                    --------       --------       --------
     Current:
       Canada       $ 13,598       $  8,167       $(38,719)
       Foreign           (35)          (229)        (2,065)
                    --------       --------       --------
                      13,563          7,938        (40,784)
                    --------       --------       --------
     Deferred:
       Canada        (16,111)         1,915         24,874
       Foreign        (8,457)         3,286           (732)
                    --------       --------       --------
                     (24,568)         5,201         24,142
                    --------       --------       --------
                    $(11,005)      $ 13,139       $(16,642)
                    ========       ========       ========

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)


9.   INCOME TAXES (cont'd)

(c) The recovery of (provision for) income taxes before the cumulative effect of changes in accounting principles and extraordinary items differs from the amount that would have resulted by applying the combined Canadian federal and provincial statutory income tax rates to earnings, for the years ended December 31, comprise of the following:

                                                                        2001           2000           1999
                                                                      --------       --------       --------
     Income tax recovery (provision) at combined statutory rates      $ 50,773       $ 18,863       $(18,980)
     Increase (decrease) resulting from:
         Non-deductible expenses, including amortization
           of goodwill                                                  (3,434)        (3,113)        (1,925)
         Manufacturing and processing credits deduction                 (1,704)        (2,841)         3,832
         Increase in valuation allowance                               (41,239)        (1,338)          (116)
         Large corporations tax                                           (402)          (405)          (404)
         Income tax at different rates in foreign and other
           provincial jurisdictions                                     (1,156)          (353)           620
         Investment tax credits and other                                 (903)         2,326            331
         Effect of legislated tax rate reductions                      (12,940)            --             --
                                                                      --------       --------       --------
     Recovery of (provision for) income taxes, as reported            $(11,005)      $ 13,139       $(16,642)
                                                                      ========       ========       ========

(d)  The deferred income tax asset, at December 31, comprise of the following:

                                                                             2001           2000
                                                                           --------       --------
     Net operating loss and capital loss carryforwards                     $ 16,959       $  3,669
     Investment tax credit and other tax credit carryforwards                 1,944          1,353
     Write-downs of other assets                                              5,085          2,590
     Excess tax over accounting basis in fixed assets and inventories        37,920         43,400
     Accrued reserves                                                         9,628            540
     Other                                                                    3,135          4,186
                                                                           --------       --------
     Total deferred income tax assets                                        74,671         55,738
     Valuation allowance                                                    (45,504)        (4,265)
                                                                           --------       --------
                                                                             29,167         51,473
     Income recognition on net investment in leases                         (26,145)        (7,040)
                                                                           --------       --------
     Net deferred income tax asset                                         $  3,022       $ 44,433
                                                                           ========       ========

     Net operating loss carryforwards amounting to $22.2 million can be carried forward to reduce taxable income through to 2016. Net capital loss carryforwards amounting to $39.7 million can be carried forward indefinitely to reduce capital gains. Investment tax credits of $2.0 million can be carried forward to reduce income taxes payable through to 2011.

10.  SENIOR NOTES DUE 2005

     In December 1998, the Company issued $200.0 million of Senior Notes (the "Senior Notes") due December 1, 2005 bearing interest at 7.875% per annum with interest payable in arrears on June 1 and December 1 of each year, commencing June 1, 1999. The Senior Notes are the senior unsecured obligation of the Company, ranking pari passu in right of payment to all existing and future senior unsecured and unsubordinated indebtedness of the Company and senior in right of payment to any subordinated indebtedness of the Company.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)


10.  SENIOR NOTES DUE 2005 (cont'd)

     The Senior Notes contains covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends or make other distributions, make certain investments, create certain liens, engage in certain transactions with affiliates, engage in certain sale and leaseback transaction or engage in mergers, consolidations or the transfer of all or substantially all of the assets of the Company. The Senior Notes are subject to redemption by the Company, in whole or in part, at any time on or after December 1, 2002, at redemption prices expressed as percentages of the principal amount for each 12-month period commencing December 1 of the years indicated: 2002 - 103.938%, 2003 - 101.969%, 2004 and thereafter
     - 100.000% together with interest accrued thereon to the redemption date. The Company may redeem the Senior Notes, in whole or in part, at any time prior to December 1, 2002, at a redemption price equal to 100% of the principal amount plus a "make-whole premium" calculated in reference to the redemption price on the first date that the Senior Notes may be redeemed by the Company plus accrued interest to, but excluding, the redemption date. If certain changes result in the imposition of withholding taxes under Canadian law, the Senior Notes are subject to redemption at the option of the Company, in whole but not in part, at a redemption price of 100% of the principal amount thereof plus accrued interest to the date of redemption. In the event of a change in control, holders of the Senior Notes may require the Company to repurchase all or part of the Senior Notes at a price equal to 101% of the principal amount thereof plus accrued interest to the date of repurchase.

     Interest expense on the Senior Notes amounted to $15.8 million in 2001 (2000 - $15.8 million, 1999 - $15.8 million).

11.  CONVERTIBLE SUBORDINATED NOTES DUE 2003

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

     The Subordinated Notes are redeemable at the option of the Company on or after April 1, 1999 at redemption prices expressed as percentages of the principal amount (2002 - 100.821%) plus accrued interest. The Subordinated Notes may be redeemed at any time on or after April 1, 2001 without limitation.

     Interest expense on the Subordinated Notes amounted to $5.0 million in 2001 (2000 - $5.8 million, 1999 - $5.8 million).

     During 2001, the Company and a wholly owned subsidiary of the Company purchased an aggregate of $70.4 million of the Company's Subordinated Notes for $13.7 million, consisting of $12.5 million in cash by the subsidiary and common shares by the Company valued at $1.2 million. The Company recorded an extraordinary gain of $38.7 million, net of income tax expense of $16.8 million.

     On January 7, 2002 and January 9, 2002, the Company and a wholly owned subsidiary of the Company purchased an additional $19.5 million in the aggregate of the Company's Subordinated Notes for $7.3 million consisting of $5.2 million in cash by the subsidiary and common shares by the Company valued at $2.1 million (see note 22). The Company will record an additional extraordinary gain of $12.2 million as a result of this transaction in the first quarter 2002. These transactions had the effect of reducing the principal of the Company's outstanding Subordinated Notes to $10.1 million.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)


12.  COMMITMENTS

(a) Total minimum annual rental payments to be made by the Company under operating leases for premises are as follows:

             2002                                 $ 4,747
             2003                                   4,653
             2004                                   4,432
             2005                                   4,380
             2006                                   4,402
             Thereafter                            41,044
                                                  -------
                                                  $63,658
                                                  =======

     Rent expense was $5.6 million for 2001 (2000 - $5.5 million, 1999 - $2.9 million). In addition, in 2001 an accrual of $4.2 million (2000 - $nil, 1999 - $nil) was charged to selling, general and administrative expenses for exit costs associated with a plan to vacate and sub-lease one of the Company's premises.

(b) On September 26, 2001, the Company's demand facility with Toronto Dominion Bank Financial Group matured. At the time of maturity, the Company had no cash advances outstanding under the facility, which had been used in the past to facilitate U.S. and Canadian letters of credit and cross currency swaps. This line was secured by the Company's receivables, inventories, certain real estate and other assets of the Company. As of December 31, 2001, the Company has letters of credit of $5.9 million outstanding, which have been collateralized by cash deposits.

13.  CONTINGENCIES

(a) In November 2001, the Company filed a complaint with the High Court of Munich (the "Court") against Big Screen, a German large-screen cinema owner in Berlin (the "Big Screen") demanding payment of outstanding Additional Rent and certain other amounts owed to the Company. Big Screen has raised a defense based on alleged infringement of German antitrust rules, relating mainly to an allegation of excessive pricing. The Big Screen is also a member of Euromax, an association of European large-screen cinema owners that filed a complaint in 2000 with the European Commission based on European Community ("EC") competition rules, addressing broadly similar allegations against the Company. In mid-2001, the European Commission sent a preliminary letter to Euromax proposing to reject the complaint based on EC competition rules. The European Commission has not yet taken a final decision. Although the Court has the power to reject or reduce the Company's demands for payment, and the European Commission has the power to impose fines and order cessation of any infringements of EC competition rules, the Company believes that on the basis of currently available information, including the Commission's rejection letter and an initial review of the facts and law, that such results are not likely. The Company believes that all of the allegations in the complaint as well as these allegations in the Big Screen's individual defense are meritless and will accordingly continue to defend the matter vigorously. The Company believes that the amount of the loss, if any, suffered in connection with this dispute would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

(b) In June 2000, a complaint was filed against the Company and a third party by Mandalay Resort Group f/k/a Circus Circus Enterprises, Inc., alleging breach of contract and express warranty, fraud and misrepresentation in connection with the installation of certain motion simulation bases in Nevada. The case is being heard in the U.S. District Court for the District of Nevada. The complaint alleges damages in excess of $4.1 million. The Company believes that the allegations made against it in the complaint are meritless and will accordingly defend the matter vigorously. The Company further believes that the amount of loss, if any, suffered in connection with this lawsuit would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)


13.  CONTINGENCIES (cont'd)

(c) In December 2000, the Company filed a complaint against George Krikorian Premiere Theaters LLC and certain other related parties (collectively "Krikorian") in the U.S. District of California, alleging breach of contract and fraud resulting in damages to the Company in excess of $6.0 million. In February 2001, Krikorian filed counterclaims against the Company alleging, among other things, fraudulent inducement and negligent misrepresentation, which counterclaims were subsequently dismissed and then amended. Further counterclaims were filed in May 2001. The Company believes that the allegations made against it in the counterclaims are meritless and will defend against them vigorously. The Company believes that the amount of loss, if any, suffered in connection with any such claims would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

(d) In March 2001, a complaint was filed against the Company by Muvico Entertainment, L.L.C. ("Muvico"), alleging misrepresentation and seeking rescission in respect of the system lease agreements between the Company and Muvico. The Company filed counterclaims against Muvico for breach of contract, unjust enrichment and theft of trade secrets, and brought claims against Muvico and MegaSystems, Inc. ("MegaSystems"), a large-format theater system manufacturer, for tortious interference, unfair competition and/or deceptive trade practices, violations of the U.S. Lanham Act, and to enjoin Muvico and MegaSystems from using the Company's confidential and proprietary information. The case is being heard in the U.S. District Court, Southern District of Florida, Miami Division. The Company believes that the allegations made by Muvico in its complaint are entirely without merit and will accordingly defend the claims vigorously. The Company further believes that the amount of loss, if any, suffered in connection with this lawsuit would not have a material impact on the financial position or results of operation of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

(e) In August 2000, Edwards Theaters Circuit, Inc. and related companies ("Edwards") filed for protection under Chapter 11 of the United States bankruptcy code in the U.S. Bankruptcy Court for the Central District of California, Santa Ana Division. Pursuant to a stipulation reached among Edwards and the Company and approved by the court, Edwards' leases of Company theater system equipment were deemed rejected as of August 1, 2001. On August 2, 2001, the Company filed a proof of claim in the amount of $28.9 million for amounts due and owing to the Company at the time of the commencement of the bankruptcy and for damages arising from Edwards' rejection of the leases pursuant to section 365 of the Bankruptcy Code. In addition, on August 1, 2001, the Company brought an adversary action in the bankruptcy court against Edwards for violations of the Lanham Act for unfair competition and false advertising, trademark dilutions under federal and state law, common law trademark infringement and unfair competition, unfair business practices under state law and misappropriation of trade secrets. Edwards has objected to the Company's claim and moved to disallow it and, on September 4, 2001, Edwards answered the Company's complaint and asserted counterclaims against the Company, alleging non-compliance with the California Franchise Investment Law and negligent misrepresentation. By stipulation of the Company and Edwards, the motion to disallow the Company's claim, and the adversary action filed by the Company including Edwards' counterclaims have been consolidated. In March 2002, Edwards amended its counterclaim to add additional counts, including fraudulent concealment and intentional misrepresentation. The Company intends to move for summary judgement on all claims in the action immediately upon the conclusion of discovery in May 2002. The Company believes that the allegations made by Edwards in its objection to the Company's claim and Edwards' counterclaims are entirely without merit and the Company has and will accordingly defend the matter vigorously. The Company believes that the amount of loss, if any, suffered in connection with such counterclaims would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

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

(b)  CHANGES DURING THE PERIOD

     In 2001, the Company issued 150,000 common shares pursuant to the exercise of stock options for cash proceeds of $0.03 million, 20,000 common shares with a value of $0.4 million relating to additional consideration in acquiring DPI under the terms of DPI employment contracts, 1,000,000 common shares under terms of the Company's employment contracts with an ascribed value of $2.6 million and 677,600 common shares with an ascribed value of $1.2 million as partial payment for the repurchase of the Subordinated Notes (see note 11).

     In 2000, the Company issued 281,300 common shares pursuant to the exercise of stock options for cash proceeds of $1.4 million, 10,658 common shares with a value of $0.2 million related to additional consideration in acquiring DPI under the terms of DPI employment contracts and 1,668 common shares under the terms of an employment contract with an ascribed value of $0.03 million.

     In 1999, the Company issued 277,838 common shares pursuant to the exercise of stock options for cash proceeds of $2.2 million and 1,666 common shares were issued under the terms of an employment contract with an ascribed value of $0.03 million.

(c)  SHARES HELD BY A SUBSIDIARY

     Issued common shares held by a subsidiary of the Company amounted to nil at December 31, 2001 (2000 - nil, 1999 - 148,000). During 2000, 148,000 (1999
     - 65,000) common shares held by this subsidiary were sold to a former employee of the Company in connection with the exercise of a stock option grant for cash proceeds of $0.03 million (1999 - $0.01 million).

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)


14.  CAPITAL STOCK (cont'd)

(d)  STOCK BASED COMPENSATION

     As at December 31, 2001, the Company has reserved a total of 8,372,550 (2000 - 8,522,550) common shares for future issuance as follows:

     (i) 166,744 common shares were reserved for issuance pursuant to stock options granted to a former officer of the Company, of which 150,000 were exercised in 2001. These options have an exercise price equivalent to Canadian $0.32 per share and expire on September 1, 2002. These options are fully vested.

     (ii) 15,008 common shares have been reserved for issuance pursuant to stock options granted at an exercise price equivalent to Canadian $1.59 per share, which options are fully vested and expire on January 30, 2003.

     (iii)8,340,798 common shares remain reserved for issuance under the Stock Option Plan, of which options in respect of 4,609,086 common shares are outstanding at December 31, 2001. The options granted under the Stock Option Plan generally vest between one and five years and expire 10 years or less from the date granted. At December 31, 2001, options in respect of 2,549,182 common shares were vested and exercisable.

     Under the terms of certain employment agreements, the Company is required to issue 360,000 restricted common shares or pay their cash equivalent. The restricted shares or the related cash obligation vest one-third on each of January 1 and July 1, 2001, and July 1, 2002. The Company has recorded an expense of $0.6 million in 2001 (2000 - $0.2 million, 1999 - $nil) under this agreement.

                                                                                         WEIGHTED AVERAGE
                                                         NUMBER OF SHARES            EXERCISE PRICE PER SHARE
                                              ----------------------------------   ----------------------------
                                                  2001        2000        1999       2001    2000      1999
                                              ----------  ----------  ----------   -------  -------  -------
     Options outstanding, beginning of year    8,071,072   5,157,400   3,327,300   $ 21.91  $ 20.18  $ 19.38
     Granted                                   1,395,128   3,224,972   2,225,000      2.95    24.25    20.32
     Exercised                                        -     (131,300)   (201,638)      -       9.06    10.82
     Cancelled(1)                             (2,867,100)         -           -      21.42      -        -
     Forfeited                                (1,990,014)   (180,000)   (193,262)    21.94    26.17    18.09
                                              ----------  ----------  ----------
     Options outstanding, end of year          4,609,086   8,071,072   5,157,400     16.98    21.91    20.18
                                              ==========  ==========  ==========
     Options exercisable, end of year          2,549,182   3,269,728   2,514,634
                                              ==========  ==========  ==========


     (1) Included in 2001 are stock options for 2,600,000 common shares cancelled for $nil consideration in conjunction with the issuance of 650,000 common shares under the terms of certain employment agreements. The cancellation of the remaining balance of stock options was done for $nil consideration.

     The following table summarizes certain information in respect of options outstanding under the Stock Option Plan at December 31, 2001:

                                    NUMBER OF SHARES
                              -----------------------
                                                           WEIGHTED
      RANGE OF EXERCISE                                AVERAGE EXERCISE       AVERAGE
       PRICES PER SHARE       OUTSTANDING     VESTED   PRICE PER SHARE    REMAINING TERM
     --------------------     -----------   ---------  ----------------   --------------
       $ 0.00 - $ 4.99         1,193,128       97,657       $ 2.96           6.6 Years
       $ 5.00 - $ 9.99           191,100      191,100         6.75           3.0 Years
       $10.00 - $14.99            41,000       41,000        11.94           4.1 Years
       $15.00 - $19.99           324,320      318,820        16.41           6.0 Years
       $20.00 - $24.99         1,974,972    1,403,672        22.15           7.1 Years
       $25.00 - $28.99           884,566      496,933        27.02           7.8 Years
                              ----------    ---------
        Total                  4,609,086    2,549,182        16.98           6.7 Years
                              ==========    =========

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)


14.  CAPITAL STOCK (cont'd)

(e)  EARNINGS (LOSS) PER SHARE

                                                                              YEARS ENDED DECEMBER 31,
                                                                 --------------------------------------------------
                                                                     2001               2000               1999
                                                                 ------------       ------------       ------------
     Net earnings (loss) applicable to common shareholders:
     Earnings (loss) before cumulative effect of changes in
       accounting principles and extraordinary items             $   (183,848)      $    (31,837)      $     25,233
     Cumulative effect of changes in accounting principles,
       net of income tax benefit of $37,286                                --            (61,110)                --
     Extraordinary gain on repurchase of convertible
       subordinated notes, net of income tax expense
       of $16,843                                                      38,734                 --                 --
                                                                 ------------       ------------       ------------
                                                                 $   (145,114)      $    (92,947)      $     25,233
                                                                 ============       ============       ============

     Weighted average number of common shares:
     Issued and outstanding, beginning of year                     30,051,514         29,757,888         29,478,384
     Weighted average number of shares
       issued during the year                                         864,167            116,227            137,404
                                                                 ------------       ------------       ------------
     Weighted average number of shares used in computing
       basic earnings (loss) per share                             30,915,681         29,874,115         29,615,788
     Assumed exercise of stock options, net of
       shares assumed                                                      --                 --            897,590
     Assumed conversion of Subordinated Notes                              --                 --          1,167,855
                                                                 ------------       ------------       ------------
     Weighted average number of shares used in computing
       diluted earnings (loss) per share                           30,915,681         29,874,115         31,681,233
                                                                 ============       ============       ============

     The calculation of diluted loss per share for 2001 and 2000 excludes options to purchase common shares of stock which were outstanding, and common shares issuable upon conversion of the Subordinated Notes, as the impact of these exercises and conversions would be anti-dilutive.

     If the methodology prescribed by FAS 123, had been adopted by the Company, pro forma results for the year ended December 31, would have been as follows:

                                         2001           2000        1999
                                      ----------     ---------     -------
     Net earnings (loss)              $(155,404)     $(99,314)     $20,362
     Earnings (loss) per share:
        Basic                         $   (5.03)     $  (3.32)     $  0.69
        Diluted                       $   (5.03)     $  (3.32)     $  0.64

     The weighted average fair value of common share options granted in 2001 at the time of grant was $3.2 million (2000 - $24.1 million, 1999 - $14.7 million). The fair value of common share options granted is estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, an average risk free interest rate of 4.5% (2000 - 6.0%, 1999 - 6.0%), 20% forfeiture of options vesting greater than two years, expected life of one to five years and expected volatility of 200% due to the potential significant fluctuations in the Company's stock price.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)



15.  CONSOLIDATED STATEMENTS OF OPERATIONS SUPPLEMENTAL INFORMATION

     The Company, as part of its review of financial results and ongoing assessment of the carrying value of the Company's assets, primarily due to industry-wide economic and financial difficulties faced by many of the Company's customers, recorded the following charges:

(a) Within costs of goods and services, the Company recorded a charge of $16.5 million in 2001 (2000 - $8.6 million, 1999 - $nil) based on the reduced fair values of the Company's film assets. In 2001, the Company also recorded a charge of $4.1 million for inventories (2000 - $nil, 1999 - $nil), due to a reduced net realizable value.

(b) The Company recorded a charge of $4.5 million to selling, general and administrative expenses in 2001 (2000 - $13.1 million, 1999 - $0.9 million) relating to the Company's accounts receivable, as collectibility on certain accounts was considered uncertain.

(c) In performing its assessment of the carrying value of long-term investments, the Company recorded $5.6 million in 2001 (2000 - $4.1 million, 1999 - $nil) in charges for declines in the value that are considered to be other than temporary.


16.  RESTRUCTURING COSTS AND ASSET IMPAIRMENTS

                                               YEARS ENDED DECEMBER 31,
                                          --------------------------------
                                            2001         2000        1999
                                          -------      -------      ------
     Restructuring costs(1)               $16,292      $    --      $   --
     Asset impairments
         Net investment in leases(2)       13,633           --          --
         Fixed assets(3)                   26,660       11,152          --
         Other assets                       3,283           --          --
                                          -------      -------      ------
     Total                                $59,868      $11,152      $   --
                                          =======      =======      ======


     (1) In its efforts to stabilize and rationalize its business, the Company has been focused on reducing expenses and changing its corporate structure to reflect industry-wide economic and financial difficulties faced by many of the Company's customers. The Company has relocated its Sonics sound-system facility in Birmingham, Alabama to near Toronto, Canada, and has reduced its overall corporate workforce by 208 employees. In 2001, the Company recorded expenses of $12.6 million for staff severances and $3.7 million for premises relocation charges. As at December 31, 2001 the Company had accrued liabilities of $5.1 million (2000 - $nil) for costs of severed employees to be paid to employees over the next three years.

     (2) In its assessment of the carrying value of the Company's net investment in leases for the year ended December 31, 2001, the Company recorded a charge of $13.6 million (2000 - $nil, 1999 - $nil), as collectibility associated with certain leases was considered uncertain.

     (3) The Company, in assessing the carrying value of its fixed and other assets pursuant to FASB Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"), recorded charges of $26.7 million in 2001 (2000 - $11.2 million, 1999 - $nil) relating to fixed assets.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)


17.  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           YEARS ENDED DECEMBER 31,
                                                                    --------------------------------------
                                                                      2001           2000           1999
                                                                    --------       --------       --------
(a) Changes in other non-cash operating assets and liabilities comprise of the following:
    Decrease (increase) in:
      Accounts receivable                                           $  1,331       $   (111)      $ (1,499)
      Net investment in leases                                         5,687         (9,258)       (34,097)
      Inventories                                                      6,852         (6,657)         2,882
      Prepaid expenses                                                   (33)        (1,939)         1,145

    Increase (decrease) in:
      Accounts payable                                                (9,862)        (7,127)        (3,165)
      Accrued liabilities                                              9,251          2,361        (16,539)
      Deferred revenue                                                (9,335)        (8,613)         3,079
      Income taxes payable (recoverable)                              10,629        (42,585)        32,796
                                                                    --------       --------       --------
                                                                    $ 14,520       $(73,929)      $(15,398)
                                                                    ========       ========       ========
(b) Cash payments made during the year on account of:
    Income taxes                                                    $  1,107       $ 33,613       $  7,464
                                                                    ========       ========       ========
    Interest                                                        $ 21,910       $ 21,500       $ 21,369
                                                                    ========       ========       ========
(c) Depreciation, amortization and write-downs comprise of the following:
    Depreciation and amortization:
      Film assets                                                   $ 10,544       $  9,346       $ 13,595
      Fixed assets                                                     8,652         11,131          5,038
      Other assets                                                     3,075          4,982          2,268
      Goodwill and intangibles                                         3,005          2,114          2,159
      Deferred financing costs                                         1,149          1,213          1,219
                                                                    --------       --------       --------
                                                                      26,425         28,786         24,279
    Write-downs:
      Accounts receivable                                              4,469         13,086            949
      Net investment in leases                                        13,633             --             --
      Inventories                                                      4,053             --             --
      Film assets                                                     16,514          8,602             --
      Fixed assets                                                    26,660         11,152             --
      Other assets                                                     8,047             --             --
                                                                    --------       --------       --------
                                                                      73,376         32,840            949
                                                                    --------       --------       --------
                                                                    $ 99,801       $ 61,626       $ 25,228
                                                                    ========       ========       ========

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)


18.  SEGMENTED AND OTHER INFORMATION

     As of December 31, 2001, the Company has three reportable segments: IMAX systems, films and other. The Company's digital projection systems operating segment was disposed of effective December 11, 2001 and has been reflected as discontinued operations (see note 3). The IMAX systems segment designs, manufactures, sells or leases and maintains IMAX theater projection systems. The films segment produces and distributes films, and performs film post-production services. The other segment includes camera rentals and theater operations. The accounting policies of the segments are the same as those described in note 2. Segment performance is evaluated based on gross margin less selling, general and administrative expenses, research and development expenses, amortization, income (loss) from equity-accounted investees and restructuring costs and asset impairments. Inter-segment transactions are not significant.

(a)  OPERATING SEGMENTS

                                                              YEARS ENDED DECEMBER 31,
                                                     -----------------------------------------
                                                        2001            2000           1999
                                                     ---------       ---------       ---------
     REVENUE
     IMAX systems                                    $  76,582       $ 113,226       $ 126,826
     Films                                              29,923          41,711          47,227
     Other                                              12,154          18,179          18,783
                                                     ---------       ---------       ---------
     Total                                           $ 118,659       $ 173,116       $ 192,836
                                                     =========       =========       =========

     EARNINGS (LOSS) FROM OPERATIONS
     IMAX systems                                    $   4,226       $  38,660       $  70,403
     Films                                             (33,022)        (13,734)            244
     Other                                             (21,850)        (23,321)         (1,980)
     Corporate overhead                                (43,233)        (19,936)        (14,232)
                                                     ---------       ---------       ---------
     Total                                           $ (93,879)      $ (18,331)      $  54,435
                                                     =========       =========       =========

     DEPRECIATION, AMORTIZATION AND WRITE-DOWNS
     Depreciation and amortization:
       IMAX systems                                  $  12,548       $   8,187       $   5,741
       Films                                             8,725          11,208          14,044
       Other and corporate                               5,152           9,391           4,494
                                                     ---------       ---------       ---------
                                                        26,425          28,786          24,279
                                                     ---------       ---------       ---------
     Write-downs:
       IMAX systems                                     24,421          13,086             949
       Films                                            30,901           8,602              --
       Other and corporate                              18,054          11,152              --
                                                     ---------       ---------       ---------
                                                        73,376          32,840             949
                                                     ---------       ---------       ---------
     Total                                           $  99,801       $  61,626       $  25,228
                                                     =========       =========       =========

     PURCHASE OF FIXED ASSETS
     IMAX systems                                    $     173       $   3,600       $   9,934
     Films                                                   3          15,147           5,778
     Other                                                 915           8,896           6,753
                                                     ---------       ---------       ---------
     Total                                           $   1,091       $  27,643       $  22,465
                                                     =========       =========       =========

                                              AT DECEMBER 31,
                                  ------------------------------------
                                    2001          2000          1999
                                  --------      --------      --------
     ASSETS
     IMAX systems                 $182,319      $222,119      $254,940
     Films                          30,372        68,609        65,149
     Other                           9,014        38,262        47,099
     Corporate                      39,807       101,219       130,371
     Discontinued operations            --        61,891        40,678
                                  --------      --------      --------
     Total                        $261,512      $492,100      $538,237
                                  ========      ========      ========

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)


18.  SEGMENTED AND OTHER INFORMATION (cont'd)

(b)  GEOGRAPHIC INFORMATION

     Theater system revenue, maintenance, film distribution and film post-production revenue by geographic area are based on the location of the theater, while the location of the customer determines the geographic allocation of other revenue:

                              YEARS ENDED DECEMBER 31,
                        ------------------------------------
                          2001          2000          1999
                        --------      --------      --------
     REVENUE
     Canada             $  5,524      $  8,454      $ 15,289
     United States        71,357        82,987        99,184
     Europe               21,880        43,141        34,953
     Japan                 3,971         4,512        10,835
     Rest of World        15,927        34,022        32,575
                        --------      --------      --------
     Total              $118,659      $173,116      $192,836
                        ========      ========      ========


                                        AT DECEMBER 31,
                            ------------------------------------
                              2001          2000          1999
                            --------      --------      --------
     LONG-LIVED ASSETS
     Canada                 $ 52,654      $ 61,427      $ 73,278
     United States            33,802        53,246        33,089
     Europe                    1,126         3,773           350
     Japan                        40           840           131
     Rest of World             4,057         8,580         1,847
                            --------      --------      --------
     Total                  $ 91,679      $127,866      $108,695
                            ========      ========      ========


(c)  REVENUE AND COST OF GOODS AND SERVICES

                                                   YEARS ENDED DECEMBER 31,
                                            ------------------------------------
                                              2001          2000          1999
                                            --------      --------      --------
     Revenue:
     Products                               $ 80,403      $121,478      $141,816
     Services                                 38,256        51,638        51,020
                                            --------      --------      --------
     Total revenue                          $118,659      $173,116      $192,836
                                            ========      ========      ========
     Costs of goods and services:
       Products                             $ 63,270      $ 66,321      $ 58,272
       Services                               34,121        46,334        39,701
                                            --------      --------      --------
     Total costs of goods and services      $ 97,391      $112,655      $ 97,973
                                            ========      ========      ========

     Product revenue includes sales and sales-type leases of theater systems, revenue from film distribution and the sales of other products. Service revenue includes rentals from operating leases, maintenance, post-production services, camera rentals, theater operations and other services.

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

     A substantial portion of the Company's revenues are denominated in U.S. dollars while a substantial portion of its costs and expenses are denominated in Canadian dollars. A portion of the net U.S. dollar flows of the Company are converted to Canadian dollars to fund Canadian dollar expenses, either through the spot market or through forward contracts. Existing foreign exchange contracts expired on October 16, 2001 and the Company recorded a loss of $0.1 million. The Company plans to convert Canadian dollar expenses to U.S. dollars through the spot and forward markets on a go-forward basis. In Japan, the Company has ongoing operating expenses related to its operations. Net Japanese Yen flows are converted to U.S. dollars generally through forward contracts to minimize currency exposure. The Company also has cash receipts under leases denominated in Japanese Yen and French francs which were converted to U.S. dollars generally through forward contracts to minimize currency exposure. These contracts were sold on August 9, 2001 for proceeds of $0.7 million. The Company plans to convert Japanese Yen and French franc lease cash flows to U.S. dollars through the spot and forward markets on a go-forward basis.

     The Company entered into an interest rate swap transaction in May 1999 for a term commencing June 1, 1999 and terminating on December 1, 2002. The Company had agreed to pay a floating rate of LIBOR plus 1.49% to June 1, 2000 and LIBOR plus 2.09% for the remainder of the term and the counterparty had agreed to pay a fixed rate of 7.875% on notional principal of $65.0 million. The floating rate was revised every 1st of December, March, June and September. The Company adjusted interest expense over each three-month period for the net amount it was to receive from, or pay to, the counterparty. The Company sold its entire position in the swap to a third party on January 10, 2001 for net proceeds of $0.2 million.

     The Company's adoption of FASB Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001 did not have a significant impact on the accounts.

     The carrying values of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair values due to the short-term maturity of these instruments. The Company's other financial instruments at December 31, comprise of the following:


                                                                     2001                            2000
                                                        ------------------------------    --------------------------
                                                           CARRYING        ESTIMATED       CARRYING        ESTIMATED
                                                            AMOUNT        FAIR VALUE        AMOUNT        FAIR VALUE
                                                        --------------    ------------    ------------    -----------
     Investments in marketable debt securities          $           --    $         --    $      7,529    $     7,529
     Other investments                                              --              --           7,679          7,679
     Senior Notes                                              200,000          80,000         200,000        110,000
     Subordinated Notes                                         29,643           9,189         100,000         38,500
     Foreign currency contracts                                     --              --             731            363
     Interest rate swap contracts                                   --              --              --          (209)


     The fair value of investments in marketable debt securities approximates carrying value due to the short-term maturity of the investments. The fair value of other investments is based on quoted market prices or dealer quotes. The fair values of the Company's Senior Notes and Subordinated Notes are estimated based on quoted market prices for the Company's debt. The fair value of foreign currency contracts held for hedging purposes represents the estimated amount the Company would receive upon termination of the agreements, taking into consideration current exchange rates and the credit worthiness of the counterparties. The fair value of the interest rate swap contracts represents the estimated amount the Company would pay to the counterparty to terminate the agreement, taking into account the interest rate at year end.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)



19.  FINANCIAL INSTRUMENTS (cont'd)

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

     A substantial proportion of the Company's revenues are generated from customers in the commercial exhibition industry, which experienced significant deterioration in financial condition in 2001 and 2000. To minimize its credit risk in this area, the Company retains title to underlying theater systems leased, registers theater systems sold as collateral, performs initial and ongoing credit evaluations of its customers and makes ongoing provisions for its estimate of potentially uncollectible amounts.


20.  EMPLOYEE PENSION PLANS

(A)  DEFINED BENEFIT PLAN

     On July 12, 2000, the Company established a defined benefit pension plan covering its two Co-Chief Executive Officers. The plan provides for a lifetime retirement benefit from age 55 determined as 75% of the member's best average 60 consecutive months of earnings during the 120 months preceeding retirement. Once benefit payments begin, the benefit is indexed annually to the cost of living and further provides for 100% continuance for life to the surviving spouse. The benefits were 50% vested as at July 12, 2000, the plan initiation date. The vesting percentage increases on a straight-line basis from inception until age 55. The vesting percentage of a member whose employment terminates other than by voluntary retirement shall be 100%. Also, upon the occurrence of a change in control prior to termination of a member's employment, the vesting percentage shall become 100%. The following assumptions were used in determining the unfunded status of the Company's defined benefit pension plan at December 31:


                                                                              2001                     2000
                                                                         ----------------         --------------
     Discount rate                                                                  7.0%                     7.0%
     Rate of increase in compensation levels                                        1.5%                     1.5%

     The amounts accrued for the plan are determined as follows:

     Projected benefit obligation:                                            2001                     2000
                                                                         ----------------         ---------------
       Obligation, beginning of year                                     $         11,595         $             --
       Obligation arising on initiation of plan                                        --                   11,321
       Service cost                                                                 1,701                      831
       Interest cost                                                                  871                      411
       Actuarial gain                                                                (348)                    (968)
                                                                         ----------------         ----------------
       Obligation, end of year                                           $         13,819         $         11,595
                                                                         ================         ================
     Unfunded status:
       Obligation, end of year                                           $         13,819         $         11,595
       Unrecognized prior service cost                                             (9,224)        $        (10,622)
       Unrecognized actuarial gain                                                  1,316                      968
                                                                         ----------------         ----------------
       Accrued pension liability                                         $          5,911         $          1,941
                                                                         ================         ================


     In addition, included in accrued liabilities, is a minimum pension liability of $6.6 million (2000 - $8.5 million), representing unrecognized prior service costs.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)



20.  EMPLOYEE PENSION PLANS (cont'd)

(a)  DEFINED BENEFIT PLAN (cont'd)

     The following table provides disclosure of pension expense for the defined benefit plan for the year ended December 31:


                                                                              2001                     2000
                                                                         ---------------          ---------------
     Service cost                                                        $         1,701          $           831
     Interest cost                                                                   871                      411
     Amortization of prior service cost                                            1,398                      699
                                                                         ---------------          ---------------
     Pension expense                                                     $         3,970          $         1,941
                                                                         ===============          ===============

     At the time the Company established the defined benefit pension plan, it also took out life insurance policies on its two Co-Chief Executive Officers. The Company intends to use the proceeds of such insurance policies to satisfy, in whole or in part, the survival benefits due and payable under the plan, although there can be no assurance that the Company will elect to do so. At December 31, 2001, the cash surrender value of the insurance policies is $0.4 million.

(b)  DEFINED CONTRIBUTION PLANS

     The Company also maintains defined contribution employee pension plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount equal to 5% of their base salary subject to certain prescribed maximums. During 2001, the Company contributed and expensed an aggregate of $0.5 million (2000 - $0.6 million, 1999 - $0.6 million) to the Canadian plan and an aggregate of $0.3 million (2000 - $0.4 million, 1999 - $0.2 million) to the Company's defined contribution employee pension plan under Section 401(k) of the U.S. Internal Revenue Code.


21.  IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

     As of December 31, 2001, the Company carried the following values for goodwill and intangibles on its balance sheet, net of accumulated amortization:

     INTANGIBLES
     Patents, trademarks and other intangibles                                                     $     4,107
                                                                                                   ===========

     GOODWILL
     IMAX                                                                                          $    32,457
     Sonics Associates, Inc.                                                                             6,570
                                                                                                   -----------
                                                                                                   $    39,027
                                                                                                   ===========

     The amortization of goodwill for the year ended December 31, 2001 was $2.3 million. Prior to the implementation of FAS 142 goodwill amortization was projected to be approximately $2.3 million per year for the years 2002, 2003 and 2004.

     The Company is currently evaluating the effect of adopting this pronouncement.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)


21.  IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (cont'd)

(b) FASB STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS" ("FAS 144")

     FAS 144 supercedes FAS 121 and the accounting and reporting provisions of APB 30 for segments of a business to be disposed of. The pronouncement is effective January 1, 2002, and will be adopted by the Company at that time.

     The Company is currently evaluating the effect of adopting this pronouncement.

22.  SUBSEQUENT EVENTS

     On January 7, 2002 and January 9, 2002, the Company and a wholly owned subsidiary of the Company purchased an additional $19.5 million in the aggregate of the Company's Subordinated Notes for $7.3 million, consisting of $5.2 million in cash by the subsidiary and common shares by the Company valued at $2.1 million. The Company will record an additional extraordinary pre-tax gain of $12.2 million as a result of this transaction in the first quarter of 2002. These transactions had the effect of reducing the principal of the Company's outstanding Subordinated Notes to $10.1 million.

     On January 1, 2002, the Company entered into an agreement with its print supplier, Technicolor Inc. ("Technicolor"), under which the Company receives certain favorable discounts on its, its affiliates' and its customers' film processing costs. Such discounts, which are based on, among other things, footage of work provided to Technicolor by the Company on an annual basis, are to be credited against an upfront payment provided by Technicolor to the Company in February 2002. As collateral, a priority mortgage on the Company's Mississauga facility was registered in favor of Technicolor, which mortgage will be released after a portion of the upfront payment is recouped by Technicolor, or upon the occurrence of certain other conditions. The agreement with Technicolor, which requires the Company to use only Technicolor or Technicolor affiliates for its large-format film processing, expires September 30, 2006.

     On February 14, 2002, the Company and Regal Cinemas, Inc. ("Regal") signed an agreement pursuant to which Regal agreed to assume its master system lease agreement with the Company dated June 23, 1997, as modified by the parties, in connection with Regal's bankruptcy proceeding, resulting in Regal's six existing IMAX theaters remaining in operation. As part of the agreement, pursuant to Regal's Motion for Entry of Agreed Order Authorizing Assumption of Executory Contract with IMAX Corporation filed in the United States Bankruptcy Court, Middle District of Tennessee, Regal paid the Company $6.45 million in satisfaction of all of the Company's claims against Regal in its bankruptcy.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)


23.  ACQUISITIONS

(a) On September 3, 1999, the Company acquired all of the common and preferred shares of DPI, a designer and manufacturer of digital image delivery systems. The transaction was accounted for as a purchase and the assets acquired and the liabilities assumed were recorded at their estimated fair market value. The purchase price of $27.3 million was paid with $25.5 million of cash and 100,000 shares of the Company, valued at $1.8 million, to be issued to former shareholders of DPI over a period of five years. In addition, the purchase price was subject to a valuation adjustment with the vendors to a maximum of an additional $1.5 million, for which funds were placed in escrow by the Company.

     The purchase price was allocated to assets and liabilities acquired to record them at their estimated fair values at September 3, 1999 as follows:

         Cash                                                                                     $    1,526
         Accounts receivable                                                                           3,867
         Inventories                                                                                   6,654
         Fixed assets                                                                                  3,056
         Other assets                                                                                  4,000
         Accounts payable and accrued liabilities                                                    (12,013)
         Deferred income tax                                                                           1,783
         Goodwill                                                                                     18,377
                                                                                                  ----------
                                                                                                  $   27,250
                                                                                                  ==========

     In 2000, the Company recorded an increase of $0.9 million to goodwill in finalizing the purchase allocation and the additional amounts arising under the escrow arrangements.

     As described in note 3, the Company disposed of DPI effective December 11, 2001.

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

     The Company increased goodwill in 2001 by $1.0 million (2000 - $0.3 million) to account for the guaranteed earn-out amount paid to the former shareholders.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)


24.  CHANGES IN ACCOUNTING POLICIES

(a) SEC STAFF ACCOUNTING BULLETIN NO. 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS" ("SAB 101")

     In preparing its financial statements for the year ended December 31, 2000, the Company reviewed its revenue recognition accounting policies in the context of SAB 101. In accordance with the interpretive guidance of SAB 101, the Company, effective January 1, 2000, recognizes revenue on theater systems, whether pursuant to sales-type leases or sales, at the time that installation is complete. Prior to January 1, 2000, the Company recognized revenue from sales-type leases and sales of theater systems at the time of delivery. The effect of applying this change in accounting principle was a fiscal 2000 non-cash charge of $54.5 million, net of income taxes of $33.4 million, or $1.82 per share, representing the cumulative impact on retained earnings as at December 31, 1999.

     The following are pro forma amounts for the year ended December 31, 1999 as if SAB 101 had been applied during all years presented:


                                                                                                      1999
                                                                                                     ------
     Revenue                                                                                        $166,617
     Net earnings                                                                                   $  7,655
      Basic earnings per share                                                                      $   0.26
      Diluted earnings per share                                                                    $   0.25


(b) AICPA STATEMENT OF POSITION 00-2, "ACCOUNTING BY PRODUCERS OR DISTRIBUTORS OF FILMS" ("SOP 00-2")

     Effective January 1, 2000, the Company adopted SOP 00-2. Prior to January 1, 2000, revenues associated with the licensing of films were recognized in accordance with FASB Statement of Financial Accounting Standard No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films" and exploitation costs were capitalized and amortized. As a result of adopting SOP 00-2, the Company recorded a non-cash charge of $6.6 million, net of income taxes of $3.9 million, or $0.22 per share, to fiscal 2000 earnings, representing the cumulative impact on retained earnings as at December 31, 1999.


25.  FINANCIAL STATEMENT PRESENTATION

     Certain comparative figures have been reclassified to conform with the presentation adopted in the current year.

                                IMAX CORPORATION


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the directors and executive officers of the Company.

Richard L. Gelfond.............    46      Co-Chairman and Co-Chief Executive Officer and Director
Bradley J. Wechsler............    50      Co-Chairman and Co-Chief Executive Officer and Director
Kenneth G. Copland.............    64      Director
J. Trevor Eyton................    67      Director
Garth M. Girvan................    52      Director
Ellis B. Jones.................    48      Director
G. Edmund King.................    68      Director
Murray B. Koffler..............    78      Director
Sam Reisman....................    49      Director
Marc A. Utay...................    42      Director
W. Townsend Ziebold............    40      Director

Francis T. Joyce...............    49      Chief Financial Officer
Greg Foster....................    39      President, Filmed Entertainment
Robert D. Lister...............    33      Executive Vice President, Business & Legal Affairs and General Counsel
Mary Pat Ryan..................    45      Executive Vice President, Worldwide Marketing
Brian Bonnick..................    45      Senior Vice President, Technology
David B. Keighley..............    53      Senior Vice President & President, David Keighley Productions 70MM Inc.
Larry O'Reilly.................    39      Senior Vice President, Theatre Development & Film Distribution
G. Mary Ruby...................    44      Deputy General Counsel, Senior Vice President, Legal Affairs
                                              and Corporate Secretary
Mary C. Sullivan...............    38      Senior Vice President, Human Resources & Administration
Mark Welton....................    38      Senior Vice President, Business Affairs
Kathryn A. Gamble..............    34      Vice President, Finance and Controller
Edward MacNeil.................    37      Vice President, Finance, Special Projects


     Under the Articles of IMAX Corporation, the Board of Directors is divided into three classes, each of which serves for a three year term. The term of Class II directors, currently composed of Kenneth G. Copland, Garth M. Girvan, Murray B. Koffler and Marc A. Utay expires in 2002. The term of Class I directors, currently composed of J. Trevor Eyton, O.C., G. Edmund King, Sam Reisman and W. Townsend Ziebold expires in 2003. The term of Class III directors, currently composed of Richard L. Gelfond, Ellis B. Jones and Bradley
J. Wechsler expires in 2004.

     RICHARD L. GELFOND has been Co-Chairman of the Company since June 1999 and Co-Chief Executive Officer since May 1996. From March 1994 to June 1999 Mr. Gelfond served as Vice Chairman of the Company. In addition, Mr. Gelfond serves on the boards of Mainframe Entertainment, Inc. and several private and philanthropic entities.

     BRADLEY J. WECHSLER has been Chairman or Co-Chairman of the Company since March 1994 and Co-Chief Executive Officer with Mr. Gelfond since May, 1996. Mr. Wechsler serves on the boards of Mainframe Entertainment, Inc., NYU Hospital, the Kernochan Center for Law, Media and the Arts, and the American Museum of the Moving Image.

                                IMAX CORPORATION

     KENNETH G. COPLAND, a Director of the Company since June 1999, is the Chairman of KGC Ltd. Mr. Copland was the Vice-Chairman of BMO Nesbitt Burns Inc. from 1994 to May 2001. He is Chairman of Humber College Foundation and HC Educational Ventures Limited. Mr. Copland is a director of the Investment Dealers Association of Canada. Mr. Copland is a Canadian citizen.

     THE HONOURABLE J. TREVOR EYTON, a Director of the Company since June 1999, is a senior director of Brascan Corporation, and prior to May 2000 was a senior officer of Brascan Corporation in various capacities dating back to 1979 when he was appointed President and Chief Executive Officer. He is also a director of Noranda Inc., Coca-Cola Enterprises, General Motors of Canada, Limited and Ivernia West Inc., as well as a member of the Advisory Board of Nestle Canada Ltd. Senator Eyton, a Canadian citizen, has been a member of the Senate of Canada since September 1990 and is an Officer of the Order of Canada.

     GARTH M. GIRVAN, a Director of the Company since 1994, is a partner of McCarthy Tetrault, Canadian counsel to the Company. Mr. Girvan is a Canadian citizen.

     ELLIS B. JONES, a Director of the Company since June 2001, has been the Chief Executive Officer of Wasserstein & Co., LP, a merchant banking and venture capital firm since January, 2001. Prior to that he was a Managing Director in charge of merchant banking at Wasserstein Perella & Co., Inc. Mr. Jones serves as a director for a number of privately held companies.

     G. EDMUND KING, a Director of the Company since June 1999, has been Deputy Chairman and a director of McCarvill Corporation since January, 1996. Mr. King is also a director of Falconbridge Ltd., and Afton Food Group Ltd. From June 1994 to January 1998, Mr. King was Chairman of WIC Western International Communications. Mr. King is a Canadian citizen.

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

     MARC A. UTAY, a Director of the Company since May 1996, has been a Managing Member of Clarion Capital Partners since November 1999. Prior to joining Clarion, Mr. Utay was a Managing Director of Wasserstein Perella & Co. Inc. and a member of Wasserstein Perella's Policy Committee. Mr. Utay was co-head of Wasserstein Perella's Leveraged Finance, Retailing and Media, Telecommunication and Entertainment groups. Prior to his joining Wasserstein Perella, Mr. Utay was Managing Director at Bankers Trust Company where he specialized in leveraged finance and mergers and acquisitions. Mr. Utay is a director of P & F Industries, Inc and FONS Corp.

     W. TOWNSEND ZIEBOLD, a Director of the Company since June 1999 and has been the Non-Executive Chairman of the Board since June 2001. Mr. Ziebold is currently President of the Venture Capital Practice of Wasserstein & Co., L.P., formerly the private equity arm of Wasserstein Perella Group Inc. Previously, Mr. Ziebold was a Managing Director of Wasserstein Perella & Co., Inc. and head of its Venture Capital Practice. Mr. Ziebold was a director of Maybelline, Inc. and Collins & Aikman Corporation and currently serves on several private company boards in the media, entertainment and Internet industries.

                                IMAX CORPORATION

     FRANCIS T. JOYCE joined the Company in March, 2001, as Chief Financial Officer. Prior to joining the Company Mr. Joyce held the position of Chief Financial Officer of the Internet company theglobe.com from 1998 until his employment with the Company. From 1997 to 1998, Mr. Joyce served as Chief Financial Officer of Reed Travel Group, a division of Reed Elsevier PLC and from 1994 to 1997 served as Chief Financial Officer of the Alexander Consulting Group, a division of Alexander and Alexander Services Inc., an international professional services firm. Mr. Joyce is a member of Financial Executive International and the American Institute of Certified Public Accountants.

     GREG FOSTER joined the Company in March, 2001 as President, Filmed Entertainment. Prior to joining the Company, Mr. Foster was Executive Vice-President of Production at MGM/UA. Prior to that Mr. Foster held other senior positions including Senior Vice-President of Motion Picture Marketing Research during his 15 years at MGM/UA.

     ROBERT D. LISTER joined the Company as Senior Vice President, Legal Affairs and General Counsel in May 1999 and was appointed Executive Vice President, Business & Legal Affairs in May 2001. Prior to joining the Company, Mr. Lister was Vice President, General Counsel and Secretary of Clearview Cinemas, a film exhibitor, from March 1998 until his employment with the Company. Prior to that, Mr. Lister served as Associate General Counsel of Merit Behavioral Care Corporation, a behavioral healthcare company, from March 1996 through March 1998. Mr. Lister is a member of the New York State Bar Association.

     MARY PAT RYAN joined the Company in 1999 as Executive Vice President,. and President, Network Group and was appointed Executive Vice President, Worldwide Marketing in January 2001. Prior to joining the Company, Ms. Ryan was Senior Vice President, Marketing and Creative Services of Lifetime Entertainment Services, provider of one of the nations leading basic television networks Lifetime, Television for Women, and Lifetime Movie Network, a movie network targeted to women, from September 1998 to July 1999. Prior to that, Ms. Ryan was Executive Vice President, Marketing and Programming of U.S. Satellite Broadcasting, a national satellite television provider from February 1994 to August, 1998.

     BRIAN BONNICK joined the Company in 1999 as Vice President, Research & Development and was appointed Senior Vice President, Technology in August 2001. Prior to joining the Company, Mr. Bonnick was Vice President, Engineering and Operations for Electrohome Corporation. Prior to that Mr. Bonnick was Vice President and General Manager at TSB International Inc. a telecommunications company. Mr. Bonnick is registered as a professional engineer by the Association of Professional Engineers of Ontario. Mr. Bonnick is a Canadian citizen.

     DAVID B. KEIGHLEY has been a Senior Vice President of the Company since July 1997 and is President of David Keighley Productions 70MM Inc. From January 1995 to July 1997, Mr. Keighley was a Vice President of the Company. He is responsible for motion picture and digital post-production and image quality assurance for 15/70-format films. Mr. Keighley is a Canadian citizen.

     LARRY O'REILLY joined the Company in 1994 as the Sales Manager, Film Distribution and was appointed Senior Vice President, Theatre Development & Film Distribution in January 2002. Mr. O'Reilly has held various positions within the Company including Manager, Business Development: Film; Director, Strategic Partnerships; Director, Commercial Marketing: The Americas and Vice President, Sales, The Americas. Mr. O'Reilly is a Canadian citizen.

     G. MARY RUBY joined the Company in 1987 as Associate General Counsel and was appointed Senior Vice President, Legal Affairs in 2001. Ms Ruby was General Counsel from February 1989 to February 1997. Ms. Ruby is Deputy General Counsel and acts as Corporate Secretary to the Board of Directors. Ms. Ruby is a member of the Ontario Bar and is a Canadian citizen.

     MARY C. SULLIVAN joined the Company in 1996 as Director, Human Resources and was appointed Vice President, Human Resources and Administration in 1998 and Senior Vice President, Human Resources and Administration in 2000. Prior to joining the Company, Ms. Sullivan was Director, Human Resources of Central Park Lodges. Ms. Sullivan is a Canadian citizen.

     MARK WELTON joined the Company in July 1997 as Director, Business Affairs and was appointed Senior Vice President, Business Affairs in September 2001. Previous to that Mr. Welton was Vice President, Business Affairs, a position he held since January, 2000. Prior to joining the Company Mr. Welton was an Associate Lawyer at Stikeman, Elliot from 1994 until his employment with the Company. Mr. Welton is a Canadian citizen.

     KATHRYN A. GAMBLE joined the Company in July 2001 as Vice President, Finance and Controller. Prior to joining the Company Ms. Gamble served as Vice President, Finance and Chief Financial Officer of an Internet company, Healthyconnect.com Inc. from 2000 until her employment with the Company. From 1996 to 2000, Ms. Gamble served as Vice President and Chief Financial Officer of Med-emerg Inc. a Nasdaq listed healthcare company. Ms. Gamble is a member of the Canadian Institute of Chartered Accountants and a Canadian citizen.

     EDWARD MACNEIL joined the Company in April, 1994 as Director, Taxation & Treasury and was appointed Vice President, Finance, Special Projects in September 2001. From October 1999 to August 2001, Mr. MacNeil held the position of Director and Senior Vice President, Digital Projection Limited, a former IMAX subsidiary. Prior to joining the Company Mr. MacNeil was a Taxation Manager at PricewaterhouseCoopers. Mr. MacNeil is a member of the Canadian Institute of Chartered Accountants and a Canadian citizen.


ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated by reference from the information under the following captions in the Company's Proxy Statement:
"Summary Compensation Table", "Options Granted", "Pension Plans", "Employment Contracts", "Compensation Committee" and "Directors' Compensation".

                                IMAX CORPORATION




ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information with respect to the beneficial ownership of each class of the Company's securities as at December 31, 2001 or as otherwise indicated in the notes below, including (i) all beneficial owners of more than 5% of the Company's voting capital stock, (ii) all directors and Named Executive Officers individually, and (iii) all directors and executive officers as a group.

                                                                                     SHARES BENEFICIALLY OWNED
                                                                             ----------------------------------------
TITLE OF  CLASS                        BENEFICIAL OWNERS                     NUMBER OF SHARES(1)        % OF CLASS(2)
-----------------    ---------------------------------------------------     -------------------        -------------
Common Shares        WASSERSTEIN PERELLA GROUP:                                   10,195,384 (3)       30.33
                       Wasserstein Perella Partners, L.P.
                       Wasserstein Perella Offshore Partners, L.P.
                       WPPN, L.P.
                       Michael J. Biondi solely in his capacity as
                            Voting Trustee
                       Wasserstein Capital, L.P.

                     PRUDENTIAL FINANCIAL, INC.:                                   3,094,054 (4)        9.21
                       Prudential Financial, Inc.
                       Jennison Associates LLC

                     Richard L. Gelfond ................................           2,070,900 (5)        6.16
                     Bradley J. Wechsler ...............................           1,945,800 (6)        5.79
                     Kenneth G. Copland ................................              31,836 (7)        *
                     J. Trevor Eyton ...................................              17,934 (8)        *
                     Garth M. Girvan ...................................              59,734 (9)        *
                     Ellis B. Jones.....................................              11,902(10)        *
                     G. Edmund King ....................................              21,836 (7)        *
                     Murray B. Koffler .................................              32,200(11)        *
                     Sam Reisman .......................................              96,865(12)        *
                     Marc A. Utay ......................................             273,836 (9)        *
                     W. Townsend Ziebold ...............................              21,836 (7)        *
                     Greg Foster........................................               2,500            *
                     Andrew Gellis......................................              64,500(13)        *
                     Richard Intrator...................................             105,000(14)        *
                     David B. Keighley..................................             90,500.(15)        *
                     All executive officers and directors as a group
                     (25 persons) ......................................           5,007,381(16)       14.90


     Statements as to securities beneficially owned by directors and by executive officers, or as to securities over which they exercise control or direction, are based upon information obtained from such directors and executive officers and from records available to the Company.

* less than 1%

(1) Includes number of shares owned at December 31, 2001 and common shares as to which each individual had at December 31, 2001 the right to acquire beneficial ownership through the exercise of options plus options that vested within 60 days of December 31, 2001 and shares issuable upon conversion of 5.75% Subordinated Notes due April 1, 2003.

(2) Based on dividing the Number of Shares by the total shares outstanding as of December 31, 2001 adjusted for shares issuable upon conversion of 5.75% Subordinated Notes due April 1, 2003 adjusted for shares issuable through the exercise of options to the Beneficial Owners.

(3) Based on information contained in a Schedule 13G/A dated February 14, 2002 filed by Wasserstein Management Partners LP, 1301 Avenue of the Americas, New York, New York and information provided directly to the Company by Wasserstein & Co. LP on March 12, 2002.

                                IMAX CORPORATION

(4) Based on information contained in a Schedule 13G/A dated February 11, 2002 filed by Prudential Financial, Inc., 751 Broad Street, Newark, New Jersey and information contained in a Schedule 13G dated February 8, 2002 filed by Jennison Associates LLC, 466 Lexington Avenue, New York, New York.

(5) Included in the amount shown are 538,000 common shares as to which Mr. Gelfond had the right to acquire beneficial ownership through the exercise of options.

(6) Included in the amount shown are 538,000 common shares as to which Mr. Wechsler had the right to acquire beneficial ownership through the exercise of options.

(7) Included in the amount shown are 21,836 common shares as to which Messrs. Copland, King and Ziebold had the right to acquire beneficial ownership through the exercise of options.

(8) Included in the amount shown are 17,934 common shares as to which Mr. Eyton had the right to acquire beneficial ownership through the exercise of options.

(9) Included in the amount shown are 33,836 common shares as to which Messrs. Girvan and Utay had the right to acquire beneficial ownership through the exercise of options.

(10) Included in the amount shown are 11,902 common shares as to which Mr. Jones had the right to acquire beneficial ownership through the exercise of options.

(11) Included in the amount shown are 28,000 common shares as to which Mr. Koffler had the right to acquire beneficial ownership through the exercise of options.

(12) Included in the amount shown are 21,836 common shares as to which Mr. Reisman had the right to acquire beneficial ownership through the exercise of options and 28,029 common shares at to which Mr. Reisman had the right to acquire upon conversion of the 5.75% Subordinated Notes due April 1, 2003.

(13) Included in the amount shown are 64,500 common shares as to which Mr. Gellis had the right to acquire beneficial ownership through the exercise of options.

(14) Included in the amount shown are 100,000 common shares as to which Mr. Intrator had the right to acquire beneficial ownership through the exercise of options.

(15) Included in the amount shown are 80,500 common shares as to which Mr. Keighley had the right to acquire beneficial ownership through the exercise of options.

(16) Included in the amount shown are 1,712,081 common shares as to which all directors and executive officers as a group had the right to acquire beneficial ownership through the exercise of options and the conversion of the 5.75% Subordinated Notes due April 1, 2003.

                                IMAX CORPORATION

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

     The Shareholders Agreement also provides that the Corporation, WP and each of Messrs. Wechsler and Gelfond shall use their best efforts to cause the Corporation to establish a nominating committee of the Board of Directors consisting of two directors, one designated by WP and the other designated by Messrs. Wechsler and Gelfond. In addition, WP has the right, subject to the approval of Messrs. Wechsler and Gelfond, to designate a WP Employee Designee for appointment by the Board of Directors of the Corporation as the Non-Executive Chairman of the Board, as long as WP holds at least 2,948,607 common shares. W. Townsend Ziebold has been approved as such designee. If Mr. Ziebold no longer holds that position, then WP is to propose three replacements and Messrs. Wechsler and Gelfond shall select one of those proposed for appointment by the Board as the Non-Executive Chairman. Each of Messrs. Wechsler and Gelfond is entitled to be appointed as a Co-Chairman or Chairman of the Corporation as long as he is a Co-Chief Executive Officer or the Chief Executive Officer of the Corporation. The Agreement provides that the duties of the Non-Executive Chairman and the Co-Chief Executive Officers shall be as set forth in the Bylaws, including the requirement that the following actions be approved by the Non-Executive Chairman and at least one of the Co-Chief Executive
Officers: setting the dates and times of meetings of the directors and shareholders (other than normal quarterly Board of Directors, and annual shareholders' meetings), setting the agenda of such meetings, and appointing members of committees of the Board of Directors other than persons designated by WP and Messrs. Wechsler and Gelfond as provided in the Shareholders' Agreement. Each of WP and Messrs. Wechsler and Gelfond have the right to designate one director to serve on each committee of the Board of Directors of the Corporation, provided that each such person meets applicable regulatory requirements.

                                IMAX CORPORATION

SHAREHOLDERS' AGREEMENTS (cont'd)

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

STANDSTILL AGREEMENT

         See Standstill Agreement in Item 13.

                                IMAX CORPORATION

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

STANDSTILL AGREEMENT

     On July 9, 2001 pursuant to Section 3(c)(iv) of the Second Amended and Restated Shareholders' Agreement dated as of February 9, 1999 entered into by and among Wasserstein Perella Partners, L.P., Wasserstein Perella Offshore Partners, L.P., WPPN, Inc., and the Michael J. Biondi Voting Trust (the preceeding entities together, "WP"), IMAX Corporation (the "Corporation"), Richard L. Gelfond and Bradley J. Wechsler (the "Shareholders Agreement"), the Corporation and each of Messrs. Gelfond and Wechsler entered into a Standstill Agreement (the "GW Standstill Agreement"). Under the terms of the GW Standstill Agreement, each of Messrs. Gelfond and Wechsler agreed to vote in any election for directors in favour of each person nominated by the then current Board of Directors, not to participate in or facilitate proxy contests, not to deposit into a voting trust or subject voting securities to an agreement with respect to voting such securities, not to acquire or affect or attempt to acquire or affect control of the Corporation or to participate in a "group" as defined pursuant to
Section 13(d) of the U.S. Securities Exchange Act of 1934, which owns or seeks to acquire beneficial ownership or control of the Corporation, and not to attempt to influence the Corporation except through normal Board of Directors' processes; provided, however, that the GW Standstill Agreement does not prevent either of Messrs. Gelfond and Wechsler from taking any action in his capacity as an officer or employee of the Corporation or any of its subsidiaries, including as Co-Chief Executive Officer or Co-Chairman of the Corporation. As a result of entering into the GW Standstill Agreement, in the event of the resignation, death, disqualification under the Canada Business Corporations Act or the removal or expiration of the term of any director designated by Messrs. Gelfond and Wechsler pursuant to the Shareholders Agreement, Messrs. Gelfond and Wechsler shall have the right to designate a replacement for such director pursuant to the terms of the Shareholders Agreement, and WP shall use its best efforts to cause each such designated director to be elected or appointed as a director of the Corporation. The GW Standstill Agreement expires on July 8, 2002, and provides that Messrs. Gelfond and Wechsler may, from time to time, extend the term of the GW Standstill Agreement for additional one year terms thereafter (but in no event beyond March 1, 2004).

     The Articles of the Corporation set forth the requirement that certain matters be approved by 75% of the directors then in office. These matters are:
(i) hiring or terminating the employment of the Chief Executive Officer or any Co-Chief Executive Officer of the Corporation; (ii) issuing any shares of capital stock for a purchase price, or incurring indebtedness, in an amount of $25.0 million or more; (iii) disposing of any material single asset, or all or substantially all of the assets of the Corporation or approving the sale or merger of the Corporation; (iv) acquiring a substantial interest in any other entity or entering into any major strategic alliance; and (v) entering into or changing the terms of any agreement or transaction with WP or Messrs. Wechsler and Gelfond (other than agreements in the ordinary course of business, such as employment agreements).


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   FINANCIAL STATEMENTS

         The consolidated financial statements filed as part of this Report are included under Item 8 in Part II.

(a)(2)   FINANCIAL STATEMENT SCHEDULES

         Financial statement schedule for each year in the three-year period ended December 31, 2001
         II.   Valuation and Qualifying Accounts

                                IMAX CORPORATION

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(cont'd)

(A)(3)   EXHIBITS

     The Items listed as Exhibits 10.1 to 10.12 relate to management contracts or compensatory plans or arrangements.

EXHIBIT NO.     DESCRIPTION
*3.1            Articles of Amalgamation of IMAX Corporation, dated January 1, 2002.

3.2             New By-Law No.1 of IMAX Corporation enacted on June 7, 1999.  Incorporated by reference to Exhibit
                3.2 to Form 10-Q for the quarter ended September 30, 1999.

4.1             Share Option  Agreement,  dated as of March 1, 1994,  between  WGIM  Acquisition  Corporation  and
                Douglas  Trumbull.  Incorporated  by  reference  to  Exhibit  4.1 to Form 10-K for the year  ended
                December 31, 2000.

4.2             Shareholders'  Agreement,  dated as of January 3, 1994,  among WGIM Acquisition  Corporation,  the
                Selling Shareholders as defined therein,  Wasserstein Perella Partners,  L.P., Wasserstein Perella
                Offshore  Partners,  L.P.,  Bradley J.  Wechsler,  Richard L.  Gelfond and Douglas  Trumbull  (the
                "Selling  Shareholders'  Agreement").  Incorporated  by  reference to Exhibit 4.2 to Form 10-K for the year ended December 31, 2000.

4.3             Amendment,  dated as of March 1, 1994, to the Selling  Shareholders'  Agreement.  Incorporated  by
                reference to Exhibit 4.3 to Form 10-K for the year ended December 31, 2000.

4.4             Amended  and  Restated  Shareholders  Agreement,  dated  as of  February  9,  1999  by  and  among
                Wasserstein Perella Partners,  L.P.,  Wasserstein Perella Offshore Partners,  L.P., WPPN Inc., the
                Michael J. Biondi Voting Trust,  Bradley J. Wechsler and Richard L. Gelfond and IMAX  Corporation.
                Incorporated by reference to Exhibit 4.10 to Form 10-K for the year ended December 31, 1998.

4.5             Standstill Agreement,  dated as of July 9, 2001 by and among IMAX Corporation,  Richard L. Gelfond and Bradley J.  Wechsler.  Incorporated  by  reference  to Exhibit 4.9 to Form 10-Q for the period ended June 30, 2001.

4.6             Registration  Rights  Agreement,  dated as of  February  9, 1999,  by and among IMAX  Corporation,
                Wasserstein Perella Partners,  L.P.,  Wasserstein Perella Offshore Partners,  L.P., WPPN Inc., the
                Michael J. Biondi  Voting  Trust,  Bradley J.  Wechsler and Richard L.  Gelfond.  Incorporated  by
                reference to Exhibit 4.12 to Form 10-K for the year ended December 31, 1998.

4.7             Indenture,  dated as of April 9, 1996,  between IMAX  Corporation  and Chemical  Bank, as Trustee, related to the issue of the 5.75% Convertible  Subordinated Notes due April 1, 2003.  Incorporated
                by reference to Exhibit 4.3 to Amendment No.1 to the Company's  Registration Statement on Form F-3
                (File No.333-5212).

4.8             Indenture,  dated as of December 4, 1998 between IMAX  Corporation  and U.S. Bank Trust,  N.A., as
                Trustee,  related to the issue of the 7.875%  Senior Notes due December 1, 2005.  Incorporated  by
                reference to Exhibit 4.9 to Form 10-K for the year ended December 31, 1998.

10.1            Stock Option Plan of IMAX  Corporation,  dated June 7, 1999.  Incorporated by reference to Exhibit
                10.1 to Form 10-Q for the quarter ended September 30, 1999.

10.2            Employment  Agreement,  dated as of July 15, 1997 between David Keighley Productions 70MM Inc. and
                David B.  Keighley.  Incorporated  by  reference  to Exhibit  10.7 to Form 10-K for the year ended
                December 31, 1997.

10.3            Employment  Agreement,  dated July 1, 1998  between  IMAX  Corporation  and  Bradley J.  Wechsler.
                Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 1998.

10.4            Amended  Employment  Agreement,  dated July 12,  2000  between  IMAX  Corporation  and  Bradley J.
                Wechsler.  Incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended September
                30, 2000.

10.5            Amended  Employment  Agreement,  dated  April 3, 2001  between  IMAX  Corporation  and  Bradley J.
                Wechsler.  Incorporated by reference to Exhibit 10.15 to Form 10-Q for the quarter ended March 31,
                2001.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(cont'd)

(A)(3)   EXHIBITS (cont'd)

EXHIBIT NO.     DESCRIPTION
10.6            Employment  Agreement,  dated July 1, 1998  between  IMAX  Corporation  and  Richard  L.  Gelfond.
                Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 1998.

10.7            Amended  Employment  Agreement,  dated July 12,  2000  between  IMAX  Corporation  and  Richard L.
                Gelfond.  Incorporated  by reference to Exhibit 10.9 to Form 10-Q for the quarter ended  September
                30, 2000.

10.8            Amended  Employment  Agreement,  dated  April 3, 2001  between  IMAX  Corporation  and  Richard L.
                Gelfond.  Incorporated  by reference to Exhibit 10.16 to Form 10-Q for the quarter ended March 31,
                2001.

*10.9           Employment Agreement, dated March 9, 2001 between IMAX Corporation and Greg Foster.

10.10           Employment  Agreement,  dated  October  8,  1998  between  IMAX  Corporation  and  Andrew  Gellis.
                Incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended December 31, 2000.

10.11           Amended Employment Agreement, dated August 17, 2000 between IMAX Corporation and Andrew Gellis.
                Incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended December 31, 2000.

10.12           Employment Agreement, dated February 17, 2000 between IMAX Corporation and Richard Intrator.
                Incorporated by reference to Exhibit 10.12 to Form 10-K for the year ended December 31, 2000.

*21             Subsidiaries of IMAX Corporation.

*23             Consent of PricewaterhouseCoopers LLP.

*24             Power of Attorney of certain directors.

* Filed herewith


(b)   REPORTS ON FORM 8-K

      The Company filed a report on Form 8-K on October 25, 2001 under Item 5 - Other events. The Company reported the purchase of approximately $48.0 million in face value of the Company's 5.75% Subordinated Notes due April 1, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         IMAX CORPORATION


                                         By /s/ FRANCIS T. JOYCE
                                         ---------------------------------------
                                            Francis T. Joyce
                                            Chief Financial Officer

Date:  March 21, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 21, 2002.





        /S/ BRADLEY J. WECHSLER                       /S/ RICHARD L. GELFOND                      /S/ FRANCIS T. JOYCE
----------------------------------------   ---------------------------------------------    ----------------------------------
          Bradley J. Wechsler                           Richard L. Gelfond                          Francis T. Joyce
             Director and                                  Director and                          Chief Financial Officer
      Co-Chief Executive Officer                    Co-Chief Executive Officer                (Principal Financial Officer)
     (Principal Executive Officer)                (Principal Executive Officer)





         /s/ KATHRYN A. GAMBLE                         KENNETH G. COPLAND*                          J. TREVOR EYTON*
----------------------------------------   ---------------------------------------------    ----------------------------------
           Kathryn A. Gamble                            Kenneth G. Copland                           J. Trevor Eyton
Vice President, Finance and Controller                       Director                                   Director
    (Principal Accounting Officer)





           GARTH M. GIRVAN*                              ELLIS B. JONES*                             G. EDMUND KING*
----------------------------------------   ---------------------------------------------    ----------------------------------
            Garth M. Girvan                               Ellis B. Jones                             G. Edmund King
               Director                                      Director                                   Director





          MURRAY B. KOFFLER*                               SAM REISMAN*                               MARC A. UTAY*
----------------------------------------   ---------------------------------------------    ----------------------------------
           Murray B. Koffler                               Sam Reisman                                Marc A. Utay
               Director                                      Director                                   Director





         W. TOWNSEND ZIEBOLD*
----------------------------------------
          W. Townsend Ziebold
               Director


                                       By * /S/ FRANCIS T. JOYCE
                                          --------------------------------------
                                          Francis T. Joyce (as attorney-in-fact)

                                IMAX CORPORATION


                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                         (In thousands of U.S. dollars)

                                                         BALANCE AT         ADDITIONS                               BALANCE
                                                          BEGINNING         CHARGED TO                             AT END OF
                                                           OF YEAR           EXPENSES         DEDUCTIONS(1)          YEAR
                                                        --------------    -------------       -------------       ------------
ALLOWANCE FOR NET INVESTMENT IN LEASES
Year ended December 31, 1999(2).....................      $ 2,870            $    45             $(2,613)           $   302
Year ended December 31, 2000........................          302              6,511                 --               6,813
Year ended December 31, 2001........................        6,813             11,257              (6,325)            11,745

ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE
Year ended December 31, 1999(2).....................      $ 4,626            $   949             $(1,081)           $ 4,494
Year ended December 31, 2000(2).....................        4,494            $15,870              (1,196)            19,168
Year ended December 31, 2001........................       19,168              4,469              (5,577)            18,060

DEFERRED INCOME TAX VALUATION ALLOWANCE
Year ended December 31, 1999........................      $ 2,811           $    116             $  --              $ 2,927
Year ended December 31, 2000........................        2,927              1,388                --                4,265
Year ended December 31, 2001........................        4,265             41,239                --               45,504

PROVISION FOR LOANS RECEIVABLE FROM
  DISCONTINUED OPERATIONS
Year ended December 31, 1999........................      $   --            $    --             $   --              $   --
Year ended December 31, 2000........................          --                 --                 --                  --
Year ended December 31, 2001........................          --              12,700                --               12,700


----------------
(1) Amounts represent write-offs of amounts previously charged to the provision.

(2) Revised from amounts reported in prior years to be consistent with current year's presentation.