Form 10-Q
period 2002-03-31
IMAX CORP
filed 2002-05-15
CIK 921582

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-24216


                                IMAX CORPORATION
             (Exact name of registrant as specified in its charter)


              Canada                                            98-0140269
 -------------------------------                         -----------------------
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                          Identification Number)


2525 Speakman Drive, Mississauga, Ontario, Canada                   L5K 1B1
---------------------------------------------------             -------------
(Address of principal executive offices)                        (Postal Code)


        Registrant's telephone number, including area code (905) 403-6500


                             N/A
-------------------------------------------------------------
(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No ______
                                               -----
Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                           Outstanding as of April 30, 2002
----------------------------                    --------------------------------
Common stock, no par value                      32,915,858






================================================================================

                                IMAX CORPORATION

                                TABLE OF CONTENTS



                                                                                                               PAGE
                                                                                                               ----
PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements............................................................................3

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..................................................15

Item 3.           Quantitative and Qualitative Factors about Market Risk.........................................19


PART II. OTHER INFORMATION


Item 1.           Legal Proceedings..............................................................................19

Item 6.           Listings of Exhibits and Reports on Form 8-K...................................................21

Signatures.......................................................................................................22


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

                                IMAX CORPORATION



                                                                                                               PAGE
PART I            FINANCIAL INFORMATION                                                                        ----

ITEM 1.           FINANCIAL STATEMENTS

                  The following Condensed Consolidated Financial Statements are filed as part of this Report:

                  Condensed Consolidated Balance Sheets as at March 31, 2002
                  and December 31, 2001...........................................................................4

                  Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2002 and 2001.....................................................5

                  Condensed Consolidated Statements of Cash Flows
                  for the three month periods ended March 31, 2002 and 2001.......................................6

                  Notes to Condensed Consolidated Financial Statements............................................7

                                IMAX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
                         (in thousands of U.S. dollars)


                                                                                       MARCH 31,
                                                                                         2002            DECEMBER 31,
                                                                                      (UNAUDITED)            2001
                                                                                      -----------        -----------
ASSETS
Cash and cash equivalents (note 4)                                                $         25,363   $         26,388
Accounts receivable, less allowance for doubtful accounts of $16,528
     (2001 - $18,060)                                                                       18,104             18,296
Net investment in leases                                                                    50,080             51,644
Inventories (note 2)                                                                        40,644             42,723
Prepaid expenses                                                                             2,151              1,845
Film assets                                                                                 11,176             10,513
Fixed assets                                                                                50,839             52,652
Other assets                                                                                10,735             11,295
Intangible assets                                                                            3,948              4,107
Deferred income taxes                                                                        3,243              3,022
Goodwill (note 10)                                                                          39,027             39,027
                                                                                  ----------------   ----------------
   Total assets                                                                   $        255,310   $        261,512
                                                                                  ================   ================

LIABILITIES
Accounts payable                                                                  $          6,299   $          6,735
Accrued liabilities                                                                         47,023             45,041
Deferred revenue                                                                            94,108             95,082
Income taxes payable                                                                         1,398              1,356
Senior notes due 2005                                                                      200,000            200,000
Convertible subordinated notes due 2003 (note 3)                                            10,143             29,643
Liabilities of discontinued operations (note 11)                                             2,089              2,103
                                                                                  ----------------   ----------------
   Total liabilities                                                                       361,060            379,960
                                                                                  ----------------   ----------------

COMMITMENTS AND CONTINGENCIES (note 4)

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock - no par value. Authorized - unlimited number.
  Issued and outstanding - 32,915,858 (2001 - 31,899,114)                                   66,450             64,356
Deficit                                                                                   (172,845)          (183,392)
Accumulated other comprehensive income                                                         645                588
                                                                                  ----------------   ----------------

   Total shareholders' equity (deficit)                                                   (105,750)          (118,448)
                                                                                  ----------------   ----------------

   Total liabilities and shareholders' equity (deficit)                           $        255,310   $        261,512
                                                                                  ================   ================

         (the accompanying notes are an integral part of these condensed consolidated financial statements)

                                IMAX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
            (in thousands of U.S. dollars, except per share amounts)
                                   (UNAUDITED)

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                  --------------------------------
                                                                                        2002             2001
                                                                                  ---------------  ---------------
REVENUE
IMAX systems (note 5(a))                                                          $        20,385  $        16,278
Films                                                                                       6,067            9,256
Other                                                                                       4,823            3,145
                                                                                  ---------------  ---------------
                                                                                           31,275           28,679
COSTS OF GOODS AND SERVICES                                                                17,868           18,902
                                                                                  ---------------  ---------------
GROSS MARGIN                                                                               13,407            9,777

Selling, general and administrative expenses (note 5(b))                                    9,842            9,578
Research and development                                                                      204            1,195
Amortization of intangibles (note 10)                                                         388              752
Loss from equity-accounted investees                                                           56               93
Restructuring costs (note 6)                                                                   -            10,942
                                                                                  ---------------  ---------------
EARNINGS (LOSS) FROM OPERATIONS                                                             2,917          (12,783)

Interest income                                                                                85              344
Interest expense                                                                           (4,319)          (5,303)
Foreign exchange loss                                                                        (360)          (1,915)
                                                                                  ---------------  ---------------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                                        (1,677)         (19,657)
Recovery of income taxes                                                                    3,682            6,898
                                                                                  ---------------  ---------------
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS                                              2,005          (12,759)
Net loss from discontinued operations (note 11)                                                -            (1,012)
                                                                                  ---------------  ---------------
NET EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEMS                                              2,005          (13,771)
Extraordinary gain on repurchase of convertible subordinated notes, net
  of income tax expense of $3,682 (note 3)                                                  8,542               -
                                                                                  ---------------  ---------------
NET EARNINGS (LOSS)                                                               $        10,547  $       (13,771)
                                                                                  ===============  ===============

EARNINGS (LOSS) PER SHARE (note 7):
Earnings (loss) per share - basic and diluted:
  Net earnings (loss) from continuing operations                                  $         0.06   $        (0.42)
  Net loss from discontinued operations                                           $            -   $        (0.03)
                                                                                  --------------   --------------
  Net earnings (loss) before extraordinary items                                  $         0.06   $        (0.45)
  Extraordinary items                                                             $         0.26   $           -
                                                                                  --------------   --------------
  Net earnings (loss)                                                             $         0.32   $        (0.45)
                                                                                  ==============   ==============


         (the accompanying notes are an integral part of these condensed consolidated financial statements)

                                IMAX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
                         (in thousands of U.S. dollars)
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                            ----------------------------------------
                                                                                   2002                  2001
                                                                            ------------------    ------------------
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net earnings (loss) from continuing operations                              $            2,005    $         (12,759)
Items not involving cash:
   Depreciation, amortization and write-downs                                            6,317                6,232
   Loss from equity-accounted investees                                                     56                   93
   Deferred income taxes                                                                (3,903)              (6,652)
   Stock and other non-cash compensation                                                 1,618                1,267
Investment in film assets                                                               (1,405)              (2,205)
Changes in other non-cash operating assets and liabilities                                 713                3,437
Net cash used in operating activities from discontinued operations                          -                (2,855)
                                                                            ------------------    -----------------
Net cash provided by (used in) operating activities                                      5,401              (13,442)
                                                                            ------------------    -----------------

INVESTING ACTIVITIES
Net sale of investments in marketable debt securities                                       -                 3,607
Purchase of fixed assets                                                                  (693)                (774)
Increase in other assets                                                                  (448)                (346)
Increase in intangible assets                                                             (229)                (179)
Net cash used in investing activities from discontinued operations                          -                  (174)
                                                                            ------------------    -----------------
Net cash provided by (used in) investing activities                                     (1,370)               2,134
                                                                            ------------------    -----------------

FINANCING ACTIVITIES
Repurchase of convertible subordinated notes                                            (5,172)                  -
Common shares issued                                                                         4                   16
                                                                            ------------------    -----------------
Net cash provided by (used in) financing activities                                     (5,168)                  16
                                                                            ------------------    -----------------

Effects of exchange rate changes on cash from continuing operations                        112                  638
Effects of exchange rate changes on cash from discontinued operations                       -                (1,098)
                                                                            ------------------    -----------------
Effects of exchange rate changes on cash                                                   112                 (460)
                                                                            ------------------    -----------------

DECREASE IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS                        (1,025)              (7,625)
Decrease in cash and cash equivalents from discontinued operations                          -                (4,127)
                                                                            ------------------    -----------------
DECREASE IN CASH AND CASH EQUIVALENTS, DURING THE PERIOD                                (1,025)             (11,752)

Cash and cash equivalents, beginning of period                                          26,388               30,908
                                                                            ------------------    -----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $           25,363    $          19,156
                                                                            ==================    =================

         (the accompanying notes are an integral part of these condensed consolidated financial statements)

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

         These financial statements should be read in conjunction with the Company's most recent annual report on Form 10-K for the year ended December 31, 2001 which should be consulted for a summary of the significant accounting policies utilized by the Company. These interim financial statements are prepared following accounting policies consistent with the Company's financial statements for the year ended December 31, 2001.

2.       INVENTORIES

                                                                               MARCH 31,         DECEMBER 31,
                                                                                 2002                 2001
                                                                           ----------------     ----------------
        Raw materials                                                      $          6,410     $          6,559
        Work-in-process                                                              12,589               11,537
        Finished goods                                                               21,645               24,627
                                                                           ----------------     ----------------
                                                                           $         40,644     $         42,723
                                                                           ================     ================

3.       CONVERTIBLE SUBORDINATED NOTES DUE 2003

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

         During September to December 2001, the Company and a wholly owned subsidiary of the Company purchased an aggregate of $70.4 million of the Company's Subordinated Notes for $13.7 million, consisting of $12.5 million in cash and common shares of the Company valued at $1.2 million. The Company recorded an extraordinary gain of $38.7 million, net of income tax expense of $16.8 million.

         On January 7, 2002 and January 9, 2002, the Company and a wholly owned subsidiary of the Company purchased an additional $19.5 million in the aggregate of the Company's Subordinated Notes for $7.3 million consisting of $5.2 million in cash and common shares by the Company valued at $2.1 million. The Company recorded an extraordinary gain of $8.5 million, net of income tax expense of $3.7 million. These transactions had the effect of reducing the principal of the Company's outstanding Subordinated Notes to $10.1 million. The tax expense recorded on the extraordinary gain has been offset by a reduction in the valuation allowance on the net capital loss carry-forwards.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)


4.       COMMITMENTS AND CONTINGENCIES

(a) In November 2001, the Company filed a complaint with the High Court of Munich (the "Court") against Big Screen, a German large-screen cinema owner in Berlin (the "Big Screen") demanding payment of outstanding Additional Rent and certain other amounts owed to the Company. Big Screen has raised a defense based on alleged infringement of German antitrust rules, relating mainly to an allegation of excessive pricing. Big Screen is also a member of Euromax, an association of European large-screen cinema owners that filed a complaint in 2000 with the European Commission based on European Community ("EC") competition rules, addressing broadly similar allegations against the Company. In mid-2001, the European Commission sent a preliminary letter to Euromax proposing to reject the complaint based on EC competition rules. The European Commission has not yet taken a final decision. Although the Court has the power to reject or reduce the Company's demands for payment, and the European Commission has the power to impose fines and order cessation of any infringements of EC competition rules, the Company believes that on the basis of currently available information, including the Commission's rejection letter and an initial review of the facts and law, that such results are not likely. The Company believes that all of the allegations in the complaint as well as these allegations in Big Screen's individual defense are meritless and will accordingly continue to defend the matter vigorously. The Company believes that the amount of the loss, if any, suffered in connection with this dispute would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

(b) In June 2000, a complaint was filed against the Company and a third party by Mandalay Resort Group f/k/a Circus Circus Enterprises, Inc., alleging breach of contract and express warranty, fraud and misrepresentation in connection with the installation of certain motion simulation bases in Nevada. The case is being heard in the U.S. District Court for the District of Nevada. The complainant is seeking damages in excess of $4.0 million. The Company has brought a third party action against Tri-Tech International, Inc. ("Tri-Tech") claiming that any liability of the Company would be due to Tri-Tech's non-performance. The Company believes that the allegations made against it in the complaint are meritless and will accordingly defend the matter vigorously. The Company further believes that the amount of loss, if any, suffered in connection with this lawsuit would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

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

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)



4.       COMMITMENTS AND CONTINGENCIES (cont'd)

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

(e) In August 2000, Edwards Theaters Circuit, Inc. and related companies ("Edwards") filed for protection under Chapter 11 of the United States bankruptcy code in the U.S. Bankruptcy Court for the Central District of California, Santa Ana Division. Pursuant to a stipulation reached among Edwards and the Company and approved by the court, Edwards' leases of Company theater system equipment were deemed rejected as of August 1, 2001. On August 2, 2001, the Company filed a proof of claim in the amount of $28.9 million for amounts due and owing to the Company at the time of the commencement of the bankruptcy and for damages arising from Edwards' rejection of the leases pursuant to section 365 of the Bankruptcy Code. In addition, on August 1, 2001, the Company brought an adversary action in the bankruptcy court against Edwards for violations of the Lanham Act for unfair competition and false advertising, trademark dilutions under federal and state law, common law trademark infringement and unfair competition, unfair business practices under state law and misappropriation of trade secrets. Edwards has objected to the Company's claim and moved to disallow it and, on September 4, 2001, Edwards answered the Company's complaint and asserted counterclaims against the Company, alleging non-compliance with the California Franchise Investment Law and negligent misrepresentation. By stipulation of the Company and Edwards, the motion to disallow the Company's claim, and the adversary action filed by the Company including Edwards' counterclaims have been consolidated. In December 2001, the Company filed multiple writs of attachment for return of its equipment from Edwards, which actions were removed to the Bankruptcy Court. In March 2002, Edwards amended its counterclaim to add additional counts, including fraudulent concealment and intentional misrepresentation. In May 2002, the Company moved for summary judgement on substantially all of the claims in the action. Also in May, 2002, Edwards filed a Motion for Partial Summary Judgement with respect to IMAX's trade secret misappropriation, trademark infringement and dilution, unfair competition, and false advertising claims. The Company believes that the allegations made by Edwards in its objection to the Company's claim and Edwards' counterclaims are entirely without merit and the Company has and will accordingly defend the matter vigorously. The Company believes that the amount of loss, if any, suffered in connection with such counterclaims would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

(f) As of March 31, 2002, the Company has letters of credit of $5.9 million outstanding, which have been collateralized by cash deposits. The Company expects these commitments to be reduced to approximately $3.3 million by the end of the second quarter of 2002.

(g) In addition to the litigation described above, the Company is currently involved in other litigation which, in the opinion of the Company's management, will not materially affect the Company's financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such litigation.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)


5.       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS SUPPLEMENTAL
         INFORMATION

(a) Included in IMAX systems revenue for the three months ended March 31, 2002, is an amount of $2.7 million (2001 - $2.8 million) for terminated lease arrangements.

(b) The following adjustments were included in selling, general and administrative expenses for the three months ended March 31, 2002. Management's estimate of the 2001 accrued bonuses to be paid during 2002, was reduced by $1.0 million (2001 - $nil), offset by a variable stock-based compensation charge of $0.9 million (2001 - $0.6 million), along with total litigation fees of $1.9 million (2001 - $0.3 million) associated with actions in which the Company is a plaintiff.

6.       RESTRUCTURING COSTS

                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                    -----------------------------
                                                                                          2002           2001
                                                                                    -------------  --------------
        Restructuring costs(1)                                                      $          -   $       10,942
                                                                                    =============  ==============


         (1) During 2001, in its efforts to stabilize and rationalize the business, the Company reduced its expenses and changed its corporate structure to reflect industry-wide economic and financial difficulties faced by certain of the Company's customers. During the year ending 2001, the Company relocated its Sonics sound-system facility in Birmingham, Alabama to the Company's current facilities near Toronto, Canada, and reduced its overall corporate workforce by 208 employees. As at March 31, 2002 the Company has outstanding accrued liabilities of $3.7 million (As at December 31, 2001 - $5.1 million) for the costs of these severed employees in 2001, that will be paid over the next three years.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)


7.       EARNINGS (LOSS) PER SHARE

         Reconciliations of the numerators and denominators of the basic and fully diluted per-share computations, comprise of the following:

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                           ---------------------------------------
                                                                                  2002                 2001
                                                                           ------------------   ------------------
         Net earnings (loss) applicable to common shareholders:
         Net earnings (loss) before extraordinary items                    $            2,005   $          (13,771)
         Extraordinary gain on repurchase of convertible subordinated
           notes, net of income tax expense of $3,682                                   8,542                   -
                                                                           ------------------   -----------------
                                                                           $           10,547   $          (13,771)
                                                                           ==================   ==================

         Weighted average number of common shares (000's):
         Issued and outstanding, beginning of period                                   31,899               30,052
         Weighted average number of shares issued during the period                        14                   62
                                                                           ------------------   ------------------
         Weighted average number of shares used in computing basic
           and fully diluted earnings (loss) per share                                 32,913               30,114
         Assumed exercise of stock options, net shares assumed acquired
           under the Treasury Stock Method                                                186                   -
                                                                           ------------------   -----------------
         Weighted average used in computing diluted earnings per share                 33,099               30,114
                                                                           ==================   ==================


         The calculation of fully diluted earnings (loss) per share for the quarters ended March 31, 2002 and 2001, excludes common shares issuable upon conversion of the Subordinated Notes, as the impact of these conversions would be anti-dilutive. The calculation of fully diluted earnings (loss) per share for the quarter ended March 31, 2001, also excludes net shares assumed acquired under the Treasury Stock Method, as the impact of these conversions would be anti-dilutive.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)


8.       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTAL
         INFORMATION

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                               ----------------------------
                                                                                  2002               2001
                                                                               ----------          --------

            Interest paid                                                         $141                $--
            Income taxes paid                                                     $221                $43

9.       SEGMENTED INFORMATION

         The Company has three reportable segments: IMAX systems, films and other. The Company's digital projection systems operating segment was disposed of effective December 11, 2001 and has been reflected as discontinued operations (see note 11).

         There has been no change in the basis of measurement of segment profit or loss from the Company's most recent annual report on form 10-K for the year ended December 31, 2001. Intersegment transactions are not significant.

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                               ----------------------------
                                                                                  2002              2001
                                                                               -----------        ---------
        REVENUE
        IMAX systems                                                             $20,385           $ 16,278
        Films                                                                      6,067              9,256
        Other                                                                      4,823              3,145
                                                                                 -------           --------
        TOTAL                                                                    $31,275           $ 28,679
                                                                                 =======           ========

        EARNINGS (LOSS) FROM OPERATIONS
        IMAX systems                                                             $ 9,314           $  5,693
        Films                                                                       (381)            (1,280)
        Other                                                                       (160)              (740)
        Corporate overhead                                                        (5,856)           (16,456)
                                                                                 -------           --------
        TOTAL                                                                    $ 2,917           $(12,783)
                                                                                 =======           ========

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)



10.      IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

(a) FASB STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS" ("FAS 142")

         In June 2001, FASB issued FAS 142, under which goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. With respect to goodwill amortization, the Company adopted FAS 142 effective January 1, 2002. The effect of the non-amortization provisions of FAS 142 for goodwill amounted to an increase of $0.6 million in reported net earnings for the three months ended March 31, 2002. The amortization of goodwill was $0.6 million for the period ended March 31, 2001. Pursuant to FAS 142, the Company will complete its test for goodwill impairment during the second quarter of 2002 and, if impairment is indicated, record such impairment as a cumulative effect of accounting change effective January 1, 2002. The Company is currently evaluating the effect that the impairment review may have on its consolidated results of operation and financial position.

         As of March 31, 2002, the Company carried the following values for goodwill and intangibles on its balance sheet, net of accumulated amortization:

         INTANGIBLES
         Patents, trademarks and other intangibles                                                 $     3,948
                                                                                                   ===========

         GOODWILL
         IMAX                                                                                      $    32,457
         Sonics Associates, Inc.                                                                         6,570
                                                                                                   -----------
                                                                                                   $    39,027
                                                                                                   ===========

(b) FASB STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS" ("FAS 144")

         FAS 144 supercedes FAS 121 and the accounting and reporting provisions of APB 30 for segments of a business to be disposed of. The pronouncement was effective January 1, 2002, and has been adopted by the Company.

(c) FASB STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 145, "RECISSION OF FAS NOS. 4, 44 AND 64, AMENDMENT OF FAS 13, AND TECHNICAL CORRECTIONS AS OF APRIL 2002" ("FAS 145")

         In May 2002, FASB issued FAS 145, under which gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Opinion 30. Under FAS 145 the Company will be required to reclass any gain or loss on extinguishment of debt that was classified as an extraordinary item to normal operations for all fiscal years beginning after May 15, 2002, including all prior period presentations.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)



11.      DISCONTINUED OPERATIONS

         Effective December 11, 2001, the Company completed the sale of its wholly owned subsidiary, Digital Projection International, including its subsidiaries (collectively "DPI"), to a company owned by members of DPI management. In accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), the Company has segregated the discontinued operations for the comparative period presented.

         The liabilities of discontinued operations, summarized in the Condensed Consolidated Balance Sheets, comprise of the following:

                                                                             AT MARCH 31,        AT DECEMBER 31,
                                                                                2002                 2001
                                                                           ----------------     ------------------
        LIABILITIES
        Accrued liabilities                                                   $ 2,089                 $ 2,103
                                                                              -------                 -------
            Total liabilities of discontinued operations                      $ 2,089                 $ 2,103
                                                                              =======                 =======

         The net loss from discontinued operations, summarized in the Condensed
         Consolidated Statements of Operations, comprise of the following:

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                             -----------------------------------
                                                                                  2002                 2001
                                                                             --------------       --------------

        Revenue                                                                   $  -               $  6,399
                                                                                  =====              ========

        Net loss from discontinued operations(1)                                  $  -               $ (1,012)
                                                                                  =====              ========

         (1)  Net of income tax recovery of $nil in 2002 (2001 - $333).

12.      FINANCIAL STATEMENT PRESENTATION

         Certain comparative figures in the unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2001 have been reclassified to conform with the presentation adopted in 2002.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

IMAX's principal business is the design, manufacture, sales and lease of projector systems for giant screen theaters for customers including commercial theaters, museums and science centers, and destination entertainment sites. In addition, IMAX designs and manufactures high-end sound systems and produces and distributes large format film. There are more than 225 IMAX theaters operating in 30 countries worldwide as of March 31, 2002. IMAX Corporation is a publicly traded company listed on both the TSX and NASDAQ.

ACCOUNTING POLICIES AND ESTIMATES

The Company reports its results under both United States Generally Accepted Accounting Principles ("U.S. GAAP") and Canadian Generally Accepted Accounting Principles. The financial statements and results referred to herein are reported under U.S. GAAP.

The preparation of these financial statements requires management to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates its estimates, including those related to accounts receivable, net investment in leases, inventories, fixed and film assets, investments, intangible assets, income taxes, contingencies and litigation. Management bases its estimates on historical experience, future expectations and other assumptions that are believed to be reasonable at the date of the financial statements. Actual results may differ from these estimates due to uncertainty involved in measuring, at a specific point in time, events which are continuous in nature. The Company's significant accounting policies are discussed in the Company's most recent annual report on form 10-K for the year ended December 31, 2001.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In 2001, the FASB issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The Company adopted FAS 142 effective January 1, 2002. Application of the non-amortization provisions of FAS 142 for goodwill resulted in an increase in operating income of approximately $0.6 million in the first quarter of 2002. At March 31, 2002, the Company has goodwill of approximately $39.0 million. Pursuant to FAS 142, the Company will test its goodwill for impairment under the new methodology upon adoption and, if impairment is indicated, record such impairment as a cumulative effect of changes in accounting principles. The Company is currently evaluating the effect of adopting this pronouncement.

In 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supercedes FASB Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for segments of a business to be disposed of. The pronouncement is effective January 1, 2002, and has been adopted by the Company. The current impact of adopting this pronouncement is considered insignificant.

                                IMAX CORPORATION

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 VERSUS THREE MONTHS ENDED MARCH 31, 2001

During the first quarter of 2002, the Company signed contracts for 3 IMAX theaters valued at $8.2 million. The Company's sales backlog was $155.0 million at March 31, 2002 which represented contracts for 58 theater systems. The Company's sales backlog will vary from quarter to quarter depending on the signing of new systems which adds to backlog and the installation of systems which reduces backlog. Sales backlog typically represents the minimum revenues under signed system sale and lease agreements that will be recognized as revenue as the associated theater systems are installed. Operating leases where revenues are recognized over the term of the lease are assigned no value in the sales backlog. The minimum revenue comprises the upfront fees plus the present value of the minimum rent due under sales-type lease agreements. The value of sales backlog does not include revenues from theaters in which the Company has an equity interest, letters of intent or long-term conditional theater commitments.

The Company reported net earnings from continuing operations of $2.0 million or $0.06 per share on a diluted basis for the first quarter of 2002 compared to net losses of $13.8 million or $0.42 per share on a diluted basis for the first quarter of 2001.

The Company discontinued its digital projection systems operating segment in the fourth quarter of 2001. DPI was sold to DPI management. The Company reported net losses from discontinued operations of $1.0 million or $0.03 per share on a diluted basis for the first quarter of 2001.

The Company recorded an extraordinary gain of $8.5 million, net of income tax expense of $3.7 from the purchase of $19.5 million of the Company's Subordinated Notes by a wholly owned subsidiary.

REVENUE

The Company's revenues for the first quarter of 2002 increased 9.1% to $31.3 million from $28.7 million in the same quarter last year primarily as a result of more installations in the current year.

Systems revenue, which includes revenue from theater system sales and leases, rent and maintenance fees, increased approximately 25.2% to $20.4 million in the first quarter of 2002 from $16.3 million in the same quarter last year. The Company installed six theater systems in the first quarter of 2002, one of which was an operating lease, versus three theater systems in the first quarter of 2001.

Films revenue comprises revenue recognized from film production, film distribution and film post-production activities. Films revenue decreased 34.5% to $6.1 million in the first quarter of 2002 from $9.3 million in the same quarter last year primarily due to film post-production activities which experienced a decline in the number of films in release in 2002 versus 2001.

Other revenues increased 53.4% to $4.8 million in the first quarter of 2002 from $3.1 million in the same quarter last year, mainly due to stronger performance from owned and operated theater operations primarily attributed to the release of Beauty and the Beast.

The Company expects the increased revenue trends to continue for the remainder of 2002 due to a combination of higher system installations, greater commercial appeal of the films in release, and higher attendance throughout the IMAX theater network including its owned and operated theaters.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

THREE MONTHS ENDED MARCH 31, 2002 VERSUS THREE MONTHS ENDED MARCH 31, 2001 (cont'd)

GROSS MARGIN

Gross margin for the first quarter of 2002 was $13.4 million, or 42.9% of total revenue, compared to $9.8 million, or 34.1% of total revenue, in the corresponding quarter last year. The increase in gross margin as a percentage of total revenue is due primarily to greater systems revenue which normally has a higher margin than other revenues.

The Company expects the increased gross margin trends to continue for the remainder of 2002 due to a combination of higher system installations, greater commercial appeal of the films the Company produces and distributes, and higher attendance throughout the IMAX theater network including its owned and operated theaters.

OTHER

Selling, general and administrative expenses were $9.8 million in the first quarter of 2002 compared to $9.6 million in the corresponding quarter last year. The following adjustments were included in selling, general and administrative expenses for the three months ended March 31, 2002. Management's estimate of the 2001 accrued bonuses to be paid during 2002, was reduced by $1.0 million (2001 - $nil), offset by a variable stock-based compensation charge of $0.9 million (2001 - $0.6 million), along with total litigation fees of $1.9 million (2001 - $0.3 million) associated with actions, in which the Company is a plaintiff. In future quarters the Company expects selling, general and administrative expenses to decline due to the cost savings implemented in 2001.

Research and development expenses were $0.2 million in the first quarter of 2002 compared to $1.2 million in the same quarter last year. The lower level of expenses in 2002 primarily reflects the timing of general research and development activities.

Amortization of intangibles were $0.4 million in the first quarter of 2002 compared to $0.8 million in the same quarter last year. The lower level of amortization is primarily due to the Company's adoption of the new accounting principle which does not require the amortization of goodwill as of January 1, 2002.

During 2001, in light of market trends, industry-wide economic and financial conditions, the Company recorded a restructuring charge of $11.0 million to rationalize its operations, reduce staffing levels and write-down certain assets to be disposed of.

Interest expense decreased to $4.3 million in the first quarter of 2002 from $5.3 million in the same quarter last year related to the repurchase of $89.9 million of the Company's Subordinated Notes.

Interest income decreased to $0.1 million in the first quarter of 2002 from $0.3 million in the same quarter last year primarily due to a decline in the average balance of cash and cash equivalents held.

The effective tax rate on earnings and losses before taxes differs from the statutory tax rate and will vary from quarter to quarter primarily as a result of changes in the valuation allowance and the provision of income taxes at different tax rates in foreign and other provincial jurisdictions.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, the Company's principal source of liquidity included cash and cash equivalents of $25.4 million, trade accounts receivable of $21.1 million and net investment in leases due within one year of $4.8 million.

On September 26, 2001, the Company's demand facility with Toronto Dominion Bank Financial Group matured. At the time of maturity, the Company had no cash advances outstanding under the facility, which had been used in the past to facilitate U.S. and Canadian letters of credit and cross currency swaps. This line was secured by the Company's accounts receivable, inventory, certain real estate and other assets of the Company. As of March 31, 2002, the Company has letters of credit of $6.1 million outstanding, which have been collateralized by cash deposits. The Company expects these commitments to be reduced to approximately $3.3 million by the end of the second quarter of 2002. The Company is currently in discussion with other financial institutions to replace this facility with a similar facility utilizing its net investment in leases, accounts receivable and inventory as collateral. There is no guarantee that the Company will be successful in these efforts.

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

The 5.75% Convertible Subordinated Notes (the "Subordinated Notes") due April 1, 2003 are convertible into common shares of the Company at the option of the holder at a conversion price of $21.406 per share (equivalent to a conversion rate of 46.7154 shares per $1,000 principal amount of Subordinated Notes) at any time prior to maturity. The Subordinated Notes are redeemable at the option of the Company on or after April 1, 1999 at redemption prices expressed as percentages of the principal amount (2002 - 100.821%) plus accrued interest. The Subordinated Notes may be redeemed at any time on or after April 1, 2001 without limitation. During 2001, the Company and a wholly owned subsidiary of the Company purchased an aggregate of $70.4 million of the Company's Subordinated Notes for $13.7 million consisting of $12.5 million in cash by the subsidiary and common shares by the Company valued at $1.2 million. The Company cancelled the purchased Subordinated Notes and recorded an extraordinary gain of $38.7 million, net of income tax expense of $16.8 million. In January 2002, the Company and the subsidiary of the Company purchased an additional $19.5 million in the aggregate of the Company's Subordinated Notes for $7.3 million consisting of $5.2 million in cash by the subsidiary and common shares by the Company valued at $2.1 million. The Company recorded a gain of $8.5 million, net of income tax expense of $3.7 million. These transactions had the effect of reducing the principal of the Company's outstanding Subordinated Notes to $10.1 million.

The Company partially funds its operations through cash flow from operations. Under the terms of the Company's typical theater system lease agreement, the Company receives substantial cash payments before it completes the performance of its obligations. Similarly, the Company receives cash payments for some of its film productions in advance of related cash expenditures.

In the first quarter of 2002, cash provided by operating activities amounted to $5.4 million. Changes in operating assets and liabilities amounted to an increase of $0.3 million.

Cash used in investing activities amounted to $1.4 million in the first quarter of 2002, which included an increase of $0.7 million in fixed assets and an increase in other assets of $0.4 million.

During the first quarter of 2002, cash used in financing activities amounted to $5.2 million, mainly related to the repurchase by the Company and the subsidiary of the Company of a portion of the Company's Subordinated Notes.

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

PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

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

(b) In June 2000, a complaint was filed against the Company and a third party by Mandalay Resort Group f/k/a Circus Circus Enterprises, Inc., alleging breach of contract and express warranty, fraud and misrepresentation in connection with the installation of certain motion simulation bases in Nevada. The case is being heard in the U.S. District Court for the District of Nevada. The complainant is seeking damages in excess of $4.0 million. The Company has brought a third party action against Tri-Tech International, Inc. ("Tri-Tech") claiming that any liability of the Company would be due to Tri-Tech's non-performance. The Company believes that the allegations made against it in the complaint are meritless and will accordingly defend the matter vigorously. The Company further believes that the amount of loss, if any, suffered in connection with this lawsuit would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

                                IMAX CORPORATION

(c) In December 2000, the Company filed a complaint against George Krikorian Premiere Theaters LLC and certain other related parties (collectively "Krikorian") in the U.S. Central District of California, alleging breach of contract, negligent misrepresentation and fraud resulting in damages to the Company in excess of $7.0 million. In February 2001, Krikorian filed counterclaims against the Company alleging, among other things, fraudulent inducement and negligent misrepresentation, which counterclaims were subsequently dismissed and then amended. Further counterclaims were filed in May 2001. The Company believes that the allegations made against it in the counterclaims are meritless and will defend against them vigorously. The Company believes that the amount of loss, if any, suffered in connection with any such claims would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

(d) In March 2001, a complaint was filed against the Company by Muvico Entertainment, L.L.C. ("Muvico"), alleging misrepresentation and seeking rescission in respect of the system lease agreements between the Company and Muvico. The Company filed counterclaims against Muvico for breach of contract, unjust enrichment unfair competition and/or deceptive trade practises and theft of trade secrets, and brought claims against MegaSystems, Inc. ("MegaSystems"), a large-format theater system manufacturer, for tortious interference and unfair competition and/or deceptive trade practices and to enjoin Muvico and MegaSystems from using the Company's confidential and proprietary information. The case is being heard in the U.S. District Court, Southern District of Florida, Miami Division. The Company believes that the allegations made by Muvico in its complaint are entirely without merit and will accordingly defend the claims vigorously. The Company further believes that the amount of loss, if any, suffered in connection with this lawsuit would not have a material impact on the financial position or results of operation of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

(e) In August 2000, Edwards Theaters Circuit, Inc. and related companies ("Edwards") filed for protection under Chapter 11 of the United States bankruptcy code in the U.S. Bankruptcy Court for the Central District of California, Santa Ana Division. Pursuant to a stipulation reached among Edwards and the Company and approved by the court, Edwards' leases of Company theater system equipment were deemed rejected as of August 1, 2001. On August 2, 2001, the Company filed a proof of claim in the amount of $28.9 million for amounts due and owing to the Company at the time of the commencement of the bankruptcy and for damages arising from Edwards' rejection of the leases pursuant to section 365 of the Bankruptcy Code. In addition, on August 1, 2001, the Company brought an adversary action in the bankruptcy court against Edwards for violations of the Lanham Act for unfair competition and false advertising, trademark dilutions under federal and state law, common law trademark infringement and unfair competition, unfair business practices under state law and misappropriation of trade secrets. Edwards has objected to the Company's claim and moved to disallow it and, on September 4, 2001, Edwards answered the Company's complaint and asserted counterclaims against the Company, alleging non-compliance with the California Franchise Investment Law and negligent misrepresentation. By stipulation of the Company and Edwards, the motion to disallow the Company's claim, and the adversary action filed by the Company including Edwards' counterclaims have been consolidated. In December 2001, the Company filed multiple writs of attachment for return of its equipment from Edwards, which actions were removed to the Bankruptcy Court. In March 2002, Edwards amended its counterclaim to add additional counts, including fraudulent concealment and intentional misrepresentation. In May 2002, the Company moved for summary judgement on substantially all of the claims in the action. Also in May, 2002, Edwards filed a Motion for Partial Summary Judgement with respect to IMAX's trade secret misappropriation, trademark infringement and dilution, unfair competition, and false advertising claims. The Company believes that the allegations made by Edwards in its objection to the Company's claim and Edwards' counterclaims are entirely without merit and the Company has and will accordingly defend the matter vigorously. The Company believes that the amount of loss, if any, suffered in connection with such counterclaims would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

(f) As of March 31, 2002, the Company has letters of credit of $5.9 million outstanding, which have been collateralized by cash deposits. The Company expects these commitments to be reduced to approximately $3.3 million by the end of the second quarter of 2002.

                                IMAX CORPORATION

(g) In addition to the litigation described above, the Company is currently involved in other litigation which, in the opinion of the Company's management, will not materially affect the Company's financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such litigation.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        EXHIBITS

           There were no exhibits filed in the three-month period ended March 31, 2002.


(b)        REPORTS ON FORM 8-K

           The Company filed a report on Form 8-K on February 26, 2002, pursuant to Item 5 - Other Events. The Company reported that it had reached agreement with Regal Cinemas, Inc. ("Regal"), under which the Company's master theater lease agreement with Regal would be assumed by Regal in connection with its bankruptcy, and the Company would receive a lump sum payment from Regal, subject to court approval, in satisfaction of all amounts owing to the Company under the master lease.

                                IMAX CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         IMAX CORPORATION




Date:  May 15, 2002                      By: / S / Francis T. Joyce
-------------------                          ----------------------
                                             Francis T. Joyce
                                             Chief Financial Officer
                                             (Principal Financial Officer)




                                        By:  / S /  Kathryn A. Gamble
                                             -------------------------
                                             Kathryn A. Gamble
                                             Vice President, Finance, Controller
                                             (Principal Accounting Officer)