Form 10-Q
period 2002-06-30
IMAX CORP
filed 2002-08-14
CIK 921582

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                                 -------------

                                       OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-24216


                                IMAX CORPORATION
             (Exact name of registrant as specified in its charter)


             Canada                                         98-0140269
-----------------------------------------           ----------------------------
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                   Identification Number)


2525 Speakman Drive, Mississauga, Ontario, Canada                     L5K 1B1
-------------------------------------------------                ---------------
    (Address of principal executive offices)                      (Postal Code)


Registrant's telephone number, including area code   (905) 403-6500
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

Class                                            Outstanding as of July 31, 2002
------------------------------------------       -------------------------------
Common stock, no par value                                32,953,358

================================================================================

                                IMAX CORPORATION

                                TABLE OF CONTENTS



                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements...........................................      3

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations..................     15

Item 3.  Quantitative and Qualitative Factors about Market Risk.........     22

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..............................................     22

Item 6.  Listings of Exhibits and Reports on Form 8-K...................     24

Signatures..............................................................     25


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

                                IMAX CORPORATION


                                                                                  PAGE
                                                                                  ----
PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The following Condensed Consolidated Financial Statements are filed as part of this Report:

         Condensed Consolidated Balance Sheets as at June 30, 2002
         and December 31, 2001..................................................    4

         Condensed Consolidated Statements of Operations for the three and six
         month periods ended June 30, 2002 and 2001.............................    5

         Condensed Consolidated Statements of Cash Flows
         for the six month periods ended June 30, 2002 and 2001.................    6

         Notes to Condensed Consolidated Financial Statements...................    7


                                IMAX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
                         (in thousands of U.S. dollars)


                                                                        JUNE 30,
                                                                          2002      DECEMBER 31,
                                                                      (UNAUDITED)       2001
                                                                      -----------   ------------
ASSETS
Cash and cash equivalents (note 6(g))                                  $  23,203      $  26,388
Accounts receivable, less allowance for doubtful accounts
  of $15,058 (2001 -- $18,060)                                            20,793         18,296
Net investment in leases                                                  49,815         51,644
Inventories (note 3)                                                      38,897         42,723
Prepaid expenses                                                           3,585          1,845
Film assets (note 4)                                                         796         10,513
Fixed assets                                                              49,423         52,652
Other assets                                                               9,919         11,295
Deferred income taxes                                                      3,607          3,022
Goodwill (note 2)                                                         39,027         39,027
Other intangible assets                                                    3,765          4,107
                                                                       ---------      ---------
   Total assets                                                        $ 242,830      $ 261,512
                                                                       =========      =========

LIABILITIES
Accounts payable                                                       $   6,377      $   6,735
Accrued liabilities                                                       44,705         45,041
Deferred revenue                                                          80,942         95,082
Income taxes payable                                                       1,184          1,356
Senior notes due 2005                                                    200,000        200,000
Convertible subordinated notes due 2003 (note 5)                          10,143         29,643
Liabilities of discontinued operations (note 14)                           2,077          2,103
                                                                       ---------      ---------
   Total liabilities                                                     345,428        379,960
                                                                       ---------      ---------

COMMITMENTS AND CONTINGENCIES (note 6)

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock -- no par value. Authorized -- unlimited number.
  Issued and outstanding -- 32,953,358 (2001 - 31,899,114)                66,567         64,356
Deficit                                                                 (169,810)      (183,392)
Accumulated other comprehensive income                                       645            588
                                                                       ---------      ---------
   Total shareholders' equity (deficit)                                 (102,598)      (118,448)
                                                                       ---------      ---------
   Total liabilities and shareholders' equity (deficit)                $ 242,830      $ 261,512
                                                                       =========      =========

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

                                                                THREE MONTHS           SIX MONTHS
                                                                    ENDED                ENDED
                                                                   JUNE 30,             JUNE 30,
                                                             ------------------    ------------------
                                                               2002      2001        2002      2001
                                                             -------   --------    -------   --------
REVENUE
IMAX systems (note 7)                                        $20,712   $ 22,048    $41,097   $ 38,326
Films                                                         13,197      7,608     19,264     16,864
Other                                                          4,942      3,129      9,765      6,274
                                                             -------   --------    -------   --------
                                                              38,851     32,785     70,126     61,464
COSTS OF GOODS AND SERVICES                                   20,162     21,090     38,030     39,992
                                                             -------   --------    -------   --------
GROSS MARGIN                                                  18,689     11,695     32,096     21,472

Selling, general and administrative expenses                  11,000     14,473     20,842     24,051
Research and development                                         597      1,395        801      2,590
Amortization of intangibles (note 2)                             340        758        728      1,510
Loss from equity-accounted investees                              23         84         79        177
Restructuring costs (note 8)                                      --      1,918         --     12,860
                                                             -------   --------    -------   --------
EARNINGS (LOSS) FROM OPERATIONS                                6,729     (6,933)     9,646    (19,716)

Interest income                                                  104        221        189        565
Interest expense                                              (4,430)    (5,539)    (8,749)   (10,842)
Foreign exchange gain (loss)                                     868        453        508     (1,462)
                                                             -------   --------    -------   --------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES                                                        3,271    (11,798)     1,594    (31,455)
Recovery of income taxes                                          --      2,903      3,682      9,801
                                                             -------   --------    -------   --------
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS                 3,271     (8,895)     5,276    (21,654)
Net loss from discontinued operations (note 14)                   --     (2,529)        --     (3,541)
                                                             -------   --------    -------   --------
NET EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM                  3,271    (11,424)     5,276    (25,195)
Extraordinary gain (loss) on repurchase of convertible
  subordinated notes, net of income tax expense (recovery)
  of ($133) and $3,549 (note 5)                                 (236)        --      8,306         --
                                                             -------   --------    -------   --------
NET EARNINGS (LOSS)                                          $ 3,035   $(11,424)   $13,582   $(25,195)
                                                             =======   ========    =======   ========

EARNINGS (LOSS) PER SHARE (note 9):
Earnings (loss) per share -- basic and diluted:
  Net earnings (loss) from continuing operations             $  0.10   $  (0.29)   $  0.16   $  (0.70)
  Net loss from discontinued operations                      $    --   $  (0.08)   $    --   $  (0.12)
                                                             -------   --------    -------   --------
  Net earnings (loss) before extraordinary item              $  0.10   $  (0.37)   $  0.16   $  (0.82)
  Extraordinary item                                         $ (0.01)  $     --    $  0.25   $     --
                                                             -------   --------    -------   --------
  Net earnings (loss)                                        $  0.09   $  (0.37)   $  0.41   $  (0.82)
                                                             =======   ========    =======   ========

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

                                                                              SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                            -------------------
                                                                              2002       2001
                                                                            -------    --------

CASH PROVIDED BY (USED IN):
OPERATING ACTIVITIES
Net earnings (loss) from continuing operations                              $ 5,276    $(21,654)
Items not involving cash:
   Depreciation, amortization and write-downs                                10,179      15,424
   Loss from equity-accounted investees                                         137         177
   Deferred income taxes                                                     (4,267)     (7,654)
   Stock and other non-cash compensation                                      2,714       5,144
Investment in film assets                                                    (2,154)     (4,379)
Changes in other non-cash operating assets and liabilities                   (8,010)       (225)
Net cash used in operating activities from discontinued operations               --        (939)
                                                                            -------    --------
Net cash provided by (used in) operating activities                           3,875     (14,106)
                                                                            -------    --------

INVESTING ACTIVITIES
Net sale of investments in marketable debt securities                            --       6,814
Additional consideration on acquisition of Sonics Associates, Inc.               --      (1,041)
Purchase of fixed assets                                                       (672)       (833)
Decrease (increase) in other assets                                            (494)      1,978
Increase in other intangible assets                                            (385)       (342)
Net cash used in investing activities from discontinued operations               --        (202)
                                                                            -------    --------
Net cash provided by (used in) investing activities                          (1,551)      6,374
                                                                            -------    --------

FINANCING ACTIVITIES
Repurchase of convertible subordinated notes                                 (5,172)         --
Common shares issued                                                            121          16
                                                                            -------    --------
Net cash provided by (used in) financing activities                          (5,051)         16
                                                                            -------    --------

Effects of exchange rate changes on cash from continuing operations            (458)      2,673
Effects of exchange rate changes on cash from discontinued operations            --      (2,986)
                                                                            -------    --------
Effects of exchange rate changes on cash                                       (458)       (313)
                                                                            -------    --------

DECREASE IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS             (3,185)     (3,902)
Decrease in cash and cash equivalents from discontinued operations               --      (4,127)
                                                                            -------    --------
DECREASE IN CASH AND CASH EQUIVALENTS, DURING THE PERIOD                     (3,185)     (8,029)

Cash and cash equivalents, beginning of period                               26,388      30,908
                                                                            -------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $23,203    $ 22,879
                                                                            =======    ========

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


1.   BASIS OF PRESENTATION

     The Condensed Consolidated Financial Statements include the accounts of IMAX Corporation together with its wholly owned subsidiaries (the "Company"). The nature of the Company's business is such that the results of operations for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature, except as discussed in the accompanying notes.

     These financial statements should be read in conjunction with the Company's most recent annual report on Form 10-K for the year ended December 31, 2001 which should be consulted for a summary of the significant accounting policies utilized by the Company. These interim financial statements are prepared following accounting policies consistent with the Company's financial statements for the year ended December 31, 2001, except as described in note 2.

2.   ACCOUNTING CHANGE

     In June 2001, the FASB issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets ("FAS 142"), under which goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The Company adopted FAS 142 effective January 1, 2002. The effect of the non-amortization provisions of FAS 142 for goodwill amounted to an increase of $1.3 million in reported net earnings for the six months ended June 30, 2002. Pursuant to FAS 142, the Company completed its test for goodwill impairment effective January 1, 2002 during the second quarter of 2002. FAS 142 requires that goodwill be tested at least annually for impairment using a two-step process. The first step is to identify a potential impairment. As a part of the first step, the Company has identified their reporting units to be the same as their operating segments. The carrying value of assets, liabilities, goodwill, and other intangible assets have been appropriately assigned to each of these reporting units. To test for impairment in accordance with FAS 142, the fair value of each reporting unit was determined and compared to the carrying value of each unit. The Company completed the process for each reporting unit and determined that the fair value exceeded the carrying value and thus, did not proceed to complete the second step under FAS 142.

     In accordance with FAS 142, the effect of this change in accounting principle is reflected prospectively. Supplemental comparative disclosure as if the change had been applied retroactively, is as follows:


                                                  THREE MONTHS ENDED     SIX MONTHS ENDED
                                                       JUNE 30,              JUNE 30,
                                                 -------------------    ------------------
                                                  2002        2001        2002      2001
                                                 -------    --------    -------   --------

     Reported net income (loss)                  $ 3,035    $(11,424)   $13,582   $(25,195)
       Add back:  Goodwill amortization               --         648         --      1,296
                                                 -------    --------    -------   --------
     Adjusted net income (loss)                  $ 3,035    $(10,776)   $13,582   $(23,899)
                                                 =======    ========    =======   ========

     Basic earnings (loss) per share:
       Reported net income (loss) per share      $  0.09    $  (0.37)   $  0.41   $  (0.82)
       Goodwill amortization                     $    --    $   0.02    $    --   $   0.04
                                                 -------    --------    -------   --------
     Adjusted net income (loss) per share        $  0.09    $  (0.35)   $  0.41   $  (0.78)
                                                 =======    ========    =======   ========

     Diluted earnings (loss) per share:
       Reported net income (loss) per share      $  0.09    $  (0.37)   $  0.41   $  (0.82)
       Goodwill amortization                     $    --    $   0.02    $    --   $   0.04
                                                 -------    --------    -------   --------
     Adjusted net income (loss) per share        $  0.09    $  (0.35)   $  0.41   $  (0.78)
                                                 =======    ========    =======   ========


                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)


3.   INVENTORIES

                                                        JUNE 30,    DECEMBER 31,
                                                          2002          2001
                                                        --------    ------------
     Raw materials                                       $ 6,935       $ 6,559
     Work-in-process                                      12,063        11,537
     Finished goods                                       19,899        24,627
                                                         -------       -------
                                                         $38,897       $42,723
                                                         =======       =======

4.   FILM ASSETS

                                                         JUNE 30,   DECEMBER 31,
                                                           2002         2001
                                                         --------   ------------
     Completed and released films, net of
       accumulated amortization                            $531        $ 1,682
     Films in production                                     --          8,597
     Development costs                                      265            234
                                                           ----        -------
                                                           $796        $10,513
                                                           ====        =======

     Following the completion of the production and release of SPACE STATION in April, 2002, the Company offset its related film asset against the associated deferred revenue.

5.   CONVERTIBLE SUBORDINATED NOTES DUE 2003

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

     During September to December 2001, the Company and a wholly owned subsidiary of the Company purchased an aggregate of $70.4 million of the Company's Subordinated Notes for $13.7 million, consisting of $12.5 million in cash, and common shares of the Company valued at $1.2 million. The Company recorded an extraordinary gain of $38.7 million in 2001, net of income tax expense of $16.8 million.

     On January 7, 2002 and January 9, 2002, the Company and a wholly owned subsidiary of the Company purchased an additional $19.5 million in the aggregate of the Company's Subordinated Notes for $7.3 million, consisting of $5.2 million in cash, and common shares of the Company valued at $2.1 million. The Company recorded an extraordinary gain of $8.3 million, net of income tax expense of $3.5 million. The Company incurred additional expenses in the amount of $0.2 million in the second quarter of 2002, net of an income tax recovery of $0.1 million related the repurchase of the Subordinated Notes.

     On August 2, 2002, the Company and a wholly owned subsidiary of the Company purchased an additional $1.0 million in the aggregate of the Company's Subordinated Notes for $0.85 million in cash by the subsidiary. The Company will record an additional extraordinary pre-tax gain of $0.15 million as a result of this transaction in the third quarter of 2002. This transaction had the effect of reducing the principal amount of the Company's outstanding Subordinated Notes to $9.1 million.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)


6.   COMMITMENTS AND CONTINGENCIES

(a) In November 2001, the Company filed a complaint with the High Court of Munich (the "Court") against Big Screen, a German large-screen cinema owner in Berlin ("Big Screen"), demanding payment of rental payments and certain other amounts owed to the Company. Big Screen has raised a defense based on alleged infringement of German antitrust rules, relating mainly to an allegation of excessive pricing. Big Screen is also a member of Euromax, an association of European large-screen cinema owners that filed a complaint in 2000 with the European Commission based on European Community ("EC") competition rules, which was dismissed in its entirety by the EC in July 2002. Big Screen had brought a number of motions for restraining orders in this matter relating to the Company's provision of films and maintenance, all of which have been rejected by the courts, including the Berlin Court of Appeals, and for which all appeals have been exhausted. The Company believes that all of the allegations in Big Screen's individual defense are meritless and will accordingly continue to prosecute this matter vigorously. The Company believes that the amount of the loss, if any, suffered in connection with this dispute would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

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

(c) In December 2000, the Company filed a complaint against George Krikorian Premiere Theaters LLC and certain other related parties (collectively "Krikorian") in the U.S. Central District of California, alleging breach of contract, negligent misrepresentation and fraud resulting in damages to the Company in excess of $7.0 million. In February 2001, Krikorian filed counterclaims against the Company alleging, among other things, fraudulent inducement and negligent misrepresentation, which counterclaims were subsequently dismissed and then amended. Further counterclaims were filed in May 2001. The Company believes that the allegations made against it in these counterclaims are meritless and will defend against them vigorously. The Company further believes that the amount of loss, if any, suffered in connection with any such claims would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

(d) In March 2001, a complaint was filed against the Company by Muvico Entertainment, L.L.C. ("Muvico"), alleging misrepresentation and seeking rescission in respect of the system lease agreements between the Company and Muvico. The Company filed counterclaims against Muvico for breach of contract, unjust enrichment unfair competition and/or deceptive trade practices and theft of trade secrets, and brought claims against MegaSystems, Inc. ("MegaSystems"), a large-format theater system manufacturer, for tortious interference and unfair competition and/or deceptive trade practices and to enjoin Muvico and MegaSystems from using the Company's confidential and proprietary information. The case is being heard in the U.S. District Court, Southern District of Florida, Miami Division. The Company believes that the allegations made by Muvico in its complaint are entirely without merit and will accordingly defend the claims vigorously. The Company further believes that the amount of loss, if any, suffered in connection with this lawsuit would not have a material impact on the financial position or results of operation of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)


6.   COMMITMENTS AND CONTINGENCIES (cont'd)

(e) In August 2000, Edwards Theaters Circuit, Inc. and related companies ("Edwards") filed for protection under Chapter 11 of the United States bankruptcy code in the U.S. Bankruptcy Court for the Central District of California, Santa Ana Division. Pursuant to a stipulation reached among Edwards and the Company and approved by the court, Edwards' leases of Company theater system equipment were deemed rejected as of August 1, 2001. On August 2, 2001, the Company filed a proof of claim in the amount of $28.9 million for amounts due and owing to the Company at the time of the commencement of the bankruptcy and for damages arising from Edwards' rejection of the leases pursuant to section 365 of the Bankruptcy Code. In addition, on August 1, 2001, the Company brought further claims against Edwards relating to trademark dilution and related claims (the "Trademark and Related Claims"). Edwards has objected to the Company's claim and moved to disallow it and, on September 4, 2001, Edwards answered the Company's complaint and asserted counterclaims against the Company, alleging non-compliance with the California Franchise Investment Law and negligent misrepresentation. By stipulation of the Company and Edwards, the motion to disallow the Company's claim, and the adversary action filed by the Company including Edwards' counterclaims have been consolidated. In December 2001, the Company filed multiple writs of attachment for return of its equipment from Edwards, which actions were removed to the Bankruptcy Court. In March 2002, Edwards amended its counterclaim to add additional counts, including fraudulent concealment and intentional misrepresentation. In June 2002, the Bankruptcy Court dismissed the Trademark and Related Claims. The Company believes that the allegations made by Edwards in its objection to the Company's claim and Edwards' counterclaims are entirely without merit and the Company has and will accordingly continue to prosecute the matter vigorously. The Company further believes that the amount of loss, if any, suffered in connection with such counterclaims would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

(f) In addition to the litigation described above, the Company is currently involved in other litigation which, in the opinion of the Company's management, will not materially affect the Company's financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such proceedings.

(g) As of June 30, 2002, the Company has letters of credit of $3.5 million outstanding, which have been collateralized by cash deposits.

7.   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS SUPPLEMENTAL INFORMATION

     Included in IMAX systems revenue for the three and six months ended June 30, 2002, are amounts of $2.6 million and $5.3 million, respectively (2001 -- $2.7 million and $5.5 million) for terminated lease agreements.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)


8.   RESTRUCTURING COSTS


                                                    THREE MONTHS     SIX MONTHS
                                                        ENDED           ENDED
                                                      JUNE 30,        JUNE 30,
                                                   -------------   -------------
                                                   2002    2001    2002    2001
                                                   ----   ------   ----  -------

     Restructuring costs(1)                       $  --   $1,918  $  --  $12,860
                                                  =====   ======  =====  =======

     ----------

     (1) During 2001, in its efforts to stabilize and rationalize the business, the Company reduced its expenses and changed its corporate structure to reflect industry-wide economic and financial difficulties faced by certain of the Company's customers. During the year ended December 31, 2001, the Company relocated its Sonics sound-system facility in Birmingham, Alabama to the Company's current facilities near Toronto, Canada, and reduced its overall corporate workforce by 208 employees. As at June 30, 2002 the Company has outstanding accrued liabilities of $3.0 million (as at December 31, 2001 - $5.1 million) for the costs of these severed employees that will be paid over the next two years.

9.   EARNINGS (LOSS) PER SHARE

     Reconciliations of the numerators and denominators of the basic and fully diluted per-share computations, comprise of the following:

                                                                    THREE MONTHS           SIX MONTHS
                                                                        ENDED                 ENDED
                                                                      JUNE 30,              JUNE 30,
                                                                 ------------------    ------------------
                                                                   2002      2001        2002      2001
                                                                 -------   --------    -------   --------

     Net earnings (loss) applicable to common shareholders:
     Net earnings (loss) before extraordinary items              $ 3,271   $(11,424)   $ 5,276   $(25,195)
     Extraordinary gain (loss) on repurchase of convertible
       subordinated notes, net of income tax expense
       (recovery) of ($133) and $3,549                              (236)        --      8,306         --
                                                                 -------   --------    -------   --------
                                                                 $ 3,035   $(11,424)   $13,582   $(25,195)
                                                                 =======   ========    =======   ========

     Weighted average number of common shares (000's):
     Issued and outstanding, beginning of period                  32,916     30,127     31,899     30,052
     Weighted average number of shares issued during the period        9      1,000      1,020        568
                                                                 -------   --------    -------   --------
     Weighted average number of shares used in computing basic
       and fully diluted earnings (loss) per share                32,925     31,127     32,919     30,620
     Assumed exercise of stock options, net shares assumed
       acquired under the Treasury Stock Method                      803         --        495         --
                                                                 -------   --------    -------   --------
     Weighted average used in computing diluted earnings per
       share                                                      33,728     31,127     33,414     30,620
                                                                 =======   ========    =======   ========


     The calculation of fully diluted earnings (loss) per share for the quarters ended June 30, 2002 and 2001, excludes common shares issuable upon conversion of the Subordinated Notes, as the impact of these conversions would be anti-dilutive. The calculation of fully diluted earnings (loss) per share for the quarter ended June 30, 2001, also excludes net shares assumed acquired under the Treasury Stock Method, as the impact of these conversions would be anti-dilutive.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)


10.  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTAL INFORMATION

                                                     THREE MONTHS     SIX MONTHS
                                                        ENDED            ENDED
                                                       JUNE 30,         JUNE 30,
                                                   ---------------  ---------------
                                                    2002    2001    2002     2001
                                                   ------  -------  ------  -------

     Interest paid                                 $8,167  $10,750  $8,308  $10,750
     Income taxes paid                             $  295  $   524  $  516  $   567

11.  SEGMENTED INFORMATION

     The Company has three reportable segments: IMAX systems, films and other. The Company's digital projection systems operating segment was disposed of effective December 11, 2001 and has been reflected as discontinued operations (see note 14).

     There has been no change in the basis of measurement of segment profit or loss from the Company's most recent annual report on form 10-K for the year ended December 31, 2001. Intersegment transactions are not significant.


                                                      THREE MONTHS         SIX MONTHS ENDED
                                                         ENDED                   ENDED
                                                        JUNE 30,               JUNE 30,
                                                   ------------------    -------------------
                                                     2002      2001        2002       2001
                                                   -------   --------    --------   --------
     REVENUE
     IMAX systems                                  $20,712   $ 22,048    $ 41,097   $ 38,326
     Films                                          13,197      7,608      19,264     16,864
     Other                                           4,942      3,129       9,765      6,274
                                                   -------   --------    --------   --------
     TOTAL                                         $38,851   $ 32,785    $ 70,126   $ 61,464
                                                   =======   ========    ========   ========

     EARNINGS (LOSS) FROM OPERATIONS
     IMAX systems                                  $11,912   $  7,433    $ 21,226   $ 13,126
     Films                                           2,192     (2,557)      1,811     (3,837)
     Other                                             269     (1,584)        109     (2,324)
     Corporate overhead                             (7,644)   (10,225)    (13,500)   (26,681)
                                                   -------   --------    --------   --------
     TOTAL                                         $ 6,729   $ (6,933)   $  9,646   $(19,716)
                                                   =======   ========    ========   ========

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)


12.  SUBSEQUENT EVENTS

(a) On July 2, 2002, the Standstill Agreement between Richard L. Gelfond, Bradley J. Wechsler and the Company dated July 9, 2001 was extended through July 8, 2003.

(b) In July 2002, the European Commission issued a letter dismissing all counts of the complaint brought in 2000 against the Company by Euromax, an association of large-screen cinema owners, alleging violation of European competition rules.

(c) On August 2, 2002, the Company and a wholly owned subsidiary of the Company purchased an additional $1.0 million in the aggregate of the Company's Subordinated Notes for $0.85 million in cash by the subsidiary. The Company will record an additional extraordinary pre-tax gain of $0.15 million as a result of this transaction in the third quarter of 2002. This transaction had the effect of reducing the principal amount of the Company's outstanding Subordinated Notes to $9.1 million.

13.  IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

(a) FASB STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS" ("FAS 144")

     FAS 144 supersedes FAS 121 and the accounting and reporting provisions of APB 30 for segments of a business to be disposed of. The pronouncement was effective January 1, 2002, and has been adopted by the Company.

(b) FASB STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 145, "RESCISSION OF FAS NOS. 4, 44 AND 64, AMENDMENT OF FAS 13, AND TECHNICAL CORRECTIONS AS OF APRIL 2002" ("FAS 145")

     In May 2002, the FASB issued FAS 145, under which gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB 30. Under FAS 145 the Company will be required to reclass any gain or loss on extinguishment of debt that was classified as an extraordinary item to normal operations for all fiscal years beginning after May 15, 2002, including all prior period presentations. The Company expects to implement FAS 145 by no later than the first quarter of 2003, at which time the comparatives will be restated to classify the extraordinary gain on repurchase of convertible subordinated notes to be included within earnings (loss) from continuing operations before income taxes.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)


14.  DISCONTINUED OPERATIONS

     Effective December 11, 2001, the Company completed the sale of its wholly owned subsidiary, Digital Projection International, including its subsidiaries (collectively "DPI"), to a company owned by members of DPI management. In accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), the Company has segregated the discontinued operations for all comparative periods presented.

     The liabilities of discontinued operations, summarized in the Condensed Consolidated Balance Sheets, comprise of the following:

                                                                      AT JUNE 30,   AT DECEMBER 31,
                                                                          2002           2001
                                                                      -----------   ---------------
     LIABILITIES
     Accrued liabilities                                                 $2,077          $2,103
                                                                         ------          ------
       Total liabilities of discontinued operations                      $2,077          $2,103
                                                                         ======          ======

     The net loss from discontinued operations, summarized in the Condensed Consolidated Statements of Operations, comprise of the following:

                                                     THREE MONTHS ENDED    SIX MONTHS ENDED
                                                           JUNE 30,           JUNE 30,
                                                     ------------------   -----------------
                                                      2002        2001     2002       2001
                                                     ------     -------   ------    -------
     Revenue                                         $   --     $ 5,833   $   --    $12,232
                                                     ======     =======   ======    =======

     Net loss from discontinued operations(1)        $   --     $(2,529)  $   --    $(3,541)
                                                     ======     =======   ======    =======

     ----------

     (1) Net of income tax recovery of $nil in the three and six months ended June 30, 2002 (2001 - $986 and $1,319, respectively).

15.  FINANCIAL STATEMENT PRESENTATION

     Certain comparative figures in the unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2001, and December 31, 2001 have been reclassified to conform with the presentation adopted in 2002.

                                IMAX CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

IMAX's principal business is the design, manufacture, sales and leasing of projector systems for giant screen theaters for customers including commercial theaters, museums and science centers, and destination entertainment sites. In addition, IMAX designs and manufactures high-end sound systems and produces and distributes large format film. There are more than 225 IMAX(R) theaters operating in 30 countries worldwide as of June 30, 2002. IMAX Corporation is a publicly traded company listed on both the TSX and NASDAQ.


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


ACCOUNTING CHANGE

In June 2001, the FASB issued Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets ("FAS 142"), under which goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The Company adopted FAS 142 effective January 1, 2002. The effect of the non-amortization provisions of FAS 142 for goodwill amounted to an increase of $1.3 million in reported net earnings for the six months ended June 30, 2002. Pursuant to FAS 142, the Company completed its test for goodwill impairment effective January 1, 2002 during the second quarter of 2002. FAS 142 requires that goodwill be tested at least annually for impairment using a two-step process. The first step is to identify a potential impairment. As a part of the first step, the Company has identified their reporting units to be the same as their operating segments. The carrying value of assets, liabilities, goodwill, and other intangible assets have been appropriately assigned to each of these reporting units. To test for impairment in accordance with FAS 142, the fair value of each reporting unit was determined and compared to the carrying value of each unit. The Company completed the process for each reporting unit and determined that the fair value exceeded the carrying value and thus, did not proceed to complete the second step under FAS 142.

                                IMAX CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supercedes FASB Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30") for segments of a business to be disposed of. The pronouncement was effective January 1, 2002, and has been adopted by the Company.

In May 2002, the FASB issued Statement of Financial Accounting Standard No. 145, "Recission of FAS Nos. 4,44 and 64, Amendment of FAS 13, and Technical Corrections as of April 2002" ("FAS 145"), under which gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB 30. Under FAS 145 the Company will be required to reclassify any gain or loss on extinguishment of debt that was classified as an extraordinary item to normal operations for all fiscal years beginning after May 15, 2002, including all prior period presentations. The Company expects to implement FAS 145 by no later than the first quarter of 2003, at which time the comparatives will be restated to classify the extraordinary gain on repurchase of convertible subordinated notes to be included within earnings (loss) from continuing operations before income taxes.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 VERSUS THREE MONTHS ENDED JUNE 30, 2001

During the second quarter of 2002, the Company signed contracts for 2 IMAX theaters valued at $4.6 million. The Company's sales backlog was $145.5 million at June 30, 2002 which represented contracts for 55 theater systems. The Company's sales backlog will vary from quarter to quarter depending on the signing of new systems which adds to backlog and the installation of systems which reduces backlog. Sales backlog typically represents the minimum revenues under signed system sale and lease agreements that will be recognized as revenue as the associated theater systems are installed. Operating leases where revenues are recognized over the term of the lease are assigned no value in the sales backlog. The minimum revenue comprises the upfront fees plus the present value of the minimum rent due under sales-type lease agreements. The value of sales backlog does not include revenues from theaters in which the Company has an equity interest, letters of intent or long-term conditional theater commitments.

The Company reported net earnings from continuing operations of $3.3 million or $0.10 per share on a diluted basis for the second quarter of 2002 compared to net losses of $8.9 million or $0.29 per share on a diluted basis for the second quarter of 2001.

The Company discontinued its digital projection systems operating segment in the fourth quarter of 2001. DPI was sold to DPI management. The Company reported net losses from discontinued operations of $2.5 million or $0.08 per share on a diluted basis for the second quarter of 2001.

The Company recorded an extraordinary loss of $0.2 million, net of income tax recovery of $0.1 million. The loss resulted from the Company incurring additional expenses related to the repurchase of the Company's Subordinated Notes by a wholly owned subsidiary.

                                IMAX CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

THREE MONTHS ENDED JUNE 30, 2002 VERSUS THREE MONTHS ENDED JUNE 30, 2001
(cont'd)

REVENUE

The Company's revenues for the second quarter of 2002 increased 18.5% to $38.9 million from $32.8 million in the same quarter last year primarily as a result of the release of the Company's film, SPACE STATION.

IMAX systems revenue, which includes revenue from theater system sales and leases, rent and maintenance fees, decreased approximately 6.1% to $20.7 million in the second quarter of 2002 from $22.0 million in the same quarter last year. Although the Company installed 4 theater systems in the second quarter of 2002, versus 3 theater systems in the second quarter of 2001, in addition, for 2001 the Company also recognized revenue on 2 systems that were converted from joint-ventures to sales-type leases.

Films revenue comprises revenue recognized from film production, film distribution and film post-production activities. Films revenue increased 73.5% to $13.2 million in the second quarter of 2002 from $7.6 million in the same quarter last year primarily due to the release of SPACE STATION.

Other revenues increased 57.9% to $4.9 million in the second quarter of 2002 from $3.1 million in the same quarter last year, mainly due to stronger performance from owned and operated theater operations primarily attributed to the release of SPACE STATION.


GROSS MARGIN

Gross margin for the second quarter of 2002 was $18.7 million, or 48.1% of total revenue, compared to $11.7 million, or 35.7% of total revenue, in the corresponding quarter last year. The increase in gross margin during the quarter was due to the stronger performance of Films, along with margin improvements in the Company's owned and operated theaters due to the release of SPACE STATION.

                                IMAX CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

THREE MONTHS ENDED JUNE 30, 2002 VERSUS THREE MONTHS ENDED JUNE 30, 2001
(cont'd)

OTHER

Selling, general and administrative expenses were $11.0 million in the second quarter of 2002 compared to $14.5 million in the corresponding quarter last year. A portion of the decrease from the prior year is as a result of a lower provision for bad debts in 2002 of $0.1 million compared to $2.2 million in the same quarter last year. In addition, the second quarter of 2001 included a $2.6 million charge in connection with a stock grant as compared to $nil in 2002. Partially offsetting the above were higher legal fees in the current quarter associated with actions where the Company is a plaintiff of $1.7 million compared to $0.2 million in the same quarter last year.

Research and development expenses were $0.6 million in the second quarter of 2002 compared to $1.4 million in the same quarter last year. The lower level of expenses in 2002 primarily reflects the timing of general research and development activities.

Amortization of intangibles were $0.3 million in the second quarter of 2002 compared to $0.8 million in the same quarter last year. The lower level of amortization is primarily due to the Company's adoption of the new accounting principle which does not require the amortization of goodwill as of January 1, 2002.

During 2001, in light of market trends, industry-wide economic and financial conditions, the Company recorded a restructuring charge of $1.9 million to rationalize its operations, reduce staffing levels and write-down certain assets to be disposed of.

Interest expense decreased to $4.4 million in the second quarter of 2002 from $5.5 million in the same quarter last year related to the repurchase of the Company's Subordinated Notes.

Interest income decreased to $0.1 million in the second quarter of 2002 from $0.2 million in the same quarter last year primarily due to a decline in the average balance of cash and cash equivalents held.

The effective tax rate on earnings and losses before taxes differs from the statutory tax rate and will vary from quarter to quarter primarily as a result of changes in the valuation allowance and the provision of income taxes at different tax rates in foreign and other provincial jurisdictions. The Company has not recorded an accounting tax provision in the quarter as any taxable income has been sheltered with loss carry forwards that are currently available. The valuation allowance has been adjusted in the quarter to reflect this utilization of loss carry forwards.

                                IMAX CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

SIX MONTHS ENDED JUNE 30, 2002 VERSUS SIX MONTHS ENDED JUNE 30, 2001

The Company reported net earnings from continuing operations of $5.3 million or $0.16 per share on a diluted basis for the first half of 2002 compared to net losses of $21.7 million or $0.70 per share on a diluted basis for the first half of 2001.

The Company discontinued its digital projection systems operating segment in the fourth quarter of 2001. DPI was sold to DPI management. The Company reported net losses from discontinued operations of $3.5 million or $0.12 per share on a diluted basis for the first half of 2001.

The Company recorded an extraordinary gain of $8.3 million, net of income tax expense of $3.5 million from the repurchase of $19.5 million of the Company's Subordinated Notes by a wholly owned subsidiary.


REVENUE

The Company's revenues for the first half of 2002 increased 14.1% to $70.1 million from $61.5 million in the same half last year.

IMAX systems revenue, which includes revenue from theater system sales and leases, rent and maintenance fees, increased approximately 7.2% to $41.1 million in the first half of 2002 from $38.3 million in the same half last year. The Company installed 10 theater systems in the first half of 2002, one of which was an operating lease, versus 6 theater systems in the first half of 2001. In addition, for 2001 the Company recognized revenue on 2 systems that were converted from joint-ventures to sales-type leases.

Films revenue comprises revenue recognized from film production, film distribution and film post-production activities. Films revenue increased 14.2% to $19.3 million in the first half of 2002 from $16.9 million in the same half last year primarily due to the stronger performance of films in release, especially SPACE STATION.

Other revenues increased 55.6% to $9.8 million in the first half of 2002 from $6.3 million in the same half last year, mainly due to stronger performance from owned and operated theater operations primarily attributed to the release of SPACE STATION and Beauty and the Beast.


GROSS MARGIN

Gross margin for the first half of 2002 was $32.1 million, or 45.8% of total revenue, compared to $21.5 million, or 34.9% of total revenue, in the same period last year. The improvement in margin is due primarily to stronger performance from films in release during the current year including SPACE STATION, along with margin improvements in the Company's owned and operated theaters due to the release of SPACE STATION and Beauty and the Beast.

                                IMAX CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

SIX MONTHS ENDED JUNE 30, 2002 VERSUS SIX MONTHS ENDED JUNE 30, 2001 (cont'd)

OTHER

Selling, general and administrative expenses were $20.8 million in the first half of 2002 compared to $24.1 million in the corresponding half last year. A portion of the decrease from the prior year is as a result of a lower provision for bad debts in 2002 of $1.2 million compared to $2.4 million in the same period last year. In addition, the first half of 2001 included a $2.6 million charge in connection with a stock as compared to $nil in 2002. Partially offsetting the above were higher legal fees in the first half of 2002 associated with actions where the Company is a plaintiff of $3.7 million compared to $0.5 million in the same period last year.

Research and development expenses were $0.8 million in the first half of 2002 compared to $2.6 million in the same half last year. The lower level of expenses in 2002 primarily reflects the timing of general research and development activities.

Amortization of intangibles were $0.7 million in the first half of 2002 compared to $1.5 million in the same half last year. The lower level of amortization is primarily due to the Company's adoption of the new accounting principle which does not require the amortization of goodwill as of January 1, 2002.

During 2001, in light of market trends, industry-wide economic and financial conditions, the Company recorded a restructuring charge of $12.9 million to rationalize its operations, reduce staffing levels and write-down certain assets to be disposed of.

Interest expense decreased to $8.7 million in the first half of 2002 from $10.8 million in the same half last year related to the repurchase of the Company's Subordinated Notes.

Interest income decreased to $0.2 million in the first half of 2002 from $0.6 million in the same half last year primarily due to a decline in the average balance of cash and cash equivalents held.

The effective tax rate on earnings and losses before taxes differs from the statutory tax rate and will vary from quarter to quarter primarily as a result of changes in the valuation allowance and the provision of income taxes at different tax rates in foreign and other provincial jurisdictions. The tax expense recorded on the extraordinary gain and accounting income has been offset by a reduction in the valuation allowance on available net capital loss carry-forwards.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, the Company's principal source of liquidity included cash and cash equivalents of $23.2 million, trade accounts receivable of $20.8 million and net investment in leases due within one year of $4.7 million.

On September 26, 2001, the Company's demand facility with Toronto Dominion Bank Financial Group matured. At the time of maturity, the Company had no cash advances outstanding under the facility, which had been used in the past to facilitate U.S. and Canadian letters of credit and cross currency swaps which were entered into by the Company in connection with the sale of systems. This line was secured by the Company's accounts receivable, inventory, certain real estate and other assets of the Company. As of June 30, 2002, the Company has letters of credit of $3.5 million outstanding, which have been collateralized by cash deposits. The Company expects these commitments to be reduced to approximately $2.8 million by the end of 2002. The Company is currently in various stages of discussion with other financial institutions to replace this facility with a similar facility utilizing its net investment in leases, accounts receivable and inventory as collateral. There is no guarantee that the Company will be successful in these efforts.

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

The 5.75% Convertible Subordinated Notes (the "Subordinated Notes") due April 1, 2003 are convertible into common shares of the Company at the option of the holder at a conversion price of $21.406 per share (equivalent to a conversion rate of 46.7154 shares per $1,000 principal amount of Subordinated Notes) at any time prior to maturity. The Subordinated Notes are redeemable at the option of the Company on or after April 1, 1999 at redemption prices expressed as percentages of the principal amount (2002 - 100.821%) plus accrued interest. The Subordinated Notes may be redeemed at any time on or after April 1, 2001 without limitation. During 2001, the Company and a wholly owned subsidiary of the Company purchased an aggregate of $70.4 million of the Company's Subordinated Notes for $13.7 million consisting of $12.5 million in cash and common shares of the Company valued at $1.2 million. The Company cancelled the purchased Subordinated Notes and recorded an extraordinary gain of $38.7 million, net of income tax expense of $16.8 million. In January 2002, the Company and the subsidiary of the Company purchased an additional $19.5 million in the aggregate of the Company's Subordinated Notes for $7.3 million consisting of $5.2 million in cash and common shares of the Company valued at $2.1 million. The Company recorded a gain of $8.3 million, net of income tax expense of $3.5 million. Subsequent to June 30, 2002, the Company and the subsidiary of the Company purchased an additional $1.0 million in the aggregate of the Company's Subordinated Notes for $0.85 million in cash by the subsidiary. These transactions had the effect of reducing the principal of the Company's outstanding Subordinated Notes to $9.1 million.

The Company partially funds its operations through cash flow from operations. Under the terms of the Company's typical theater system lease agreement, the Company receives substantial cash payments before it completes the performance of its obligations. Similarly, the Company receives cash payments for some of its film productions in advance of related cash expenditures.

In the first half of 2002, cash provided by operating activities amounted to $3.9 million. Changes in other non-cash operating assets and liabilities amounted to a decrease of $8.0 million. The deferred income taxes operating activity change includes the reduction of the valuation allowance associated with the repurchase of the Subordinated Notes.

Cash used in investing activities amounted to $1.6 million in the first half of 2002, which included an increase of $0.7 million in fixed assets and an increase in other assets of $0.5 million.

During the first half of 2002, cash used in financing activities amounted to $5.1 million, mainly related to the repurchase by the Company and a subsidiary of the Company of a portion of the Company's Subordinated Notes.

The Company believes that cash flow from operations together with existing cash will be sufficient to meet cash requirements for the foreseeable future. In addition, the Company believes it has access to other sources of liquidity and is currently in various stages of discussion with other financial institutions in securing an operating line facility. The Company's accounts receivable, inventory, certain fixed assets and net investment in leases are currently unsecured and available as collateral. However, there can be no assurance that the Company will be successful in securing additional financing.

                                IMAX CORPORATION


ITEM 3.  QUANTITATIVE AND QUALITATIVE FACTORS ABOUT MARKET RISK

The Company is exposed to market risk from changes in foreign currency rates. The Company does not use financial instruments for trading or other speculative purposes.

A substantial portion of the Company's revenues are denominated in U.S. dollars while a substantial portion of its costs and expenses denominated in Canadian dollars. A portion of the net U.S. dollar flows of the Company are converted to Canadian dollars to fund Canadian dollar expenses through the spot market. The Company plans to convert Canadian dollar expenses to U.S. dollars through the spot market on a go-forward basis. In Japan, the Company has ongoing operating expenses related to its operations. Net Japanese Yen flows are converted to U.S. dollars through the spot market. The Company also has cash receipts under leases denominated in Japanese Yen and French francs. The Company plans to convert Japanese Yen and French franc lease cash flows to U.S. dollars through the spot market on a go-forward basis.


PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

(A) In November 2001, the Company filed a complaint with the High Court of Munich (the "Court") against Big Screen, a German large-screen cinema owner in Berlin ("Big Screen"), demanding payment of rental payments and certain other amounts owed to the Company. Big Screen has raised a defense based on alleged infringement of German antitrust rules, relating mainly to an allegation of excessive pricing. Big Screen is also a member of Euromax, an association of European large-screen cinema owners that filed a complaint in 2000 with the European Commission based on European Community ("EC") competition rules, which was dismissed in its entirety by the EC in July 2002. Big Screen had brought a number of motions for restraining orders in this matter relating to the Company's provision of films and maintenance, all of which have been rejected by the courts, including the Berlin Court of Appeals, and for which all appeals have been exhausted. The Company believes that all of the allegations in Big Screen's individual defense are meritless and will accordingly continue to prosecute this matter vigorously. The Company believes that the amount of the loss, if any, suffered in connection with this dispute would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

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

(C) In December 2000, the Company filed a complaint against George Krikorian Premiere Theaters LLC and certain other related parties (collectively "Krikorian") in the U.S. Central District of California, alleging breach of contract, negligent misrepresentation and fraud resulting in damages to the Company in excess of $7.0 million. In February 2001, Krikorian filed counterclaims against the Company alleging, among other things, fraudulent inducement and negligent misrepresentation, which counterclaims were subsequently dismissed and then amended. Further counterclaims were filed in May 2001. The Company believes that the allegations made against it in these counterclaims are meritless and will defend against them vigorously. The Company further believes that the amount of loss, if any, suffered in connection with any such claims would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

                                IMAX CORPORATION

(D) In March 2001, a complaint was filed against the Company by Muvico Entertainment, L.L.C. ("Muvico"), alleging misrepresentation and seeking rescission in respect of the system lease agreements between the Company and Muvico. The Company filed counterclaims against Muvico for breach of contract, unjust enrichment unfair competition and/or deceptive trade practices and theft of trade secrets, and brought claims against MegaSystems, Inc. ("MegaSystems"), a large-format theater system manufacturer, for tortious interference and unfair competition and/or deceptive trade practices and to enjoin Muvico and MegaSystems from using the Company's confidential and proprietary information. The case is being heard in the U.S. District Court, Southern District of Florida, Miami Division. The Company believes that the allegations made by Muvico in its complaint are entirely without merit and will accordingly defend the claims vigorously. The Company further believes that the amount of loss, if any, suffered in connection with this lawsuit would not have a material impact on the financial position or results of operation of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

(E) In August 2000, Edwards Theaters Circuit, Inc. and related companies ("Edwards") filed for protection under Chapter 11 of the United States bankruptcy code in the U.S. Bankruptcy Court for the Central District of California, Santa Ana Division. Pursuant to a stipulation reached among Edwards and the Company and approved by the court, Edwards' leases of Company theater system equipment were deemed rejected as of August 1, 2001. On August 2, 2001, the Company filed a proof of claim in the amount of $28.9 million for amounts due and owing to the Company at the time of the commencement of the bankruptcy and for damages arising from Edwards' rejection of the leases pursuant to section 365 of the Bankruptcy Code. In addition, on August 1, 2001, the Company brought further claims against Edwards relating to trademark dilution and related claims (the "Trademark and Related Claims"). Edwards has objected to the Company's claim and moved to disallow it and, on September 4, 2001, Edwards answered the Company's complaint and asserted counterclaims against the Company, alleging non-compliance with the California Franchise Investment Law and negligent misrepresentation. By stipulation of the Company and Edwards, the motion to disallow the Company's claim, and the adversary action filed by the Company including Edwards' counterclaims have been consolidated. In December 2001, the Company filed multiple writs of attachment for return of its equipment from Edwards, which actions were removed to the Bankruptcy Court. In March 2002, Edwards amended its counterclaim to add additional counts, including fraudulent concealment and intentional misrepresentation. In June 2002, the Bankruptcy Court dismissed the Trademark and Related Claims. The Company believes that the allegations made by Edwards in its objection to the Company's claim and Edwards' counterclaims are entirely without merit and the Company has and will accordingly continue to prosecute the matter vigorously. The Company further believes that the amount of loss, if any, suffered in connection with such counterclaims would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

(F) The Company has received requests for information from the United States Securities and Exchange Commission in connection with an informal inquiry by the Commission into certain trading in the equity securities of the Company in January 2002. The Company is co-operating fully with the Commission's requests and does not believe that it is the target of the Commission's inquiry or that such inquiry will have a material adverse effect on the Company's business, financial condition or results of operation.

(G) In addition to the matters described above, the Company is currently involved in other legal proceedings which, in the opinion of the Company's management, will not materially affect the Company's financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such proceedings.

                                IMAX CORPORATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

10.13 Amended Employment Agreement, dated April 23, 2002 between IMAX Corporation and Richard L. Gelfond.

10.14 Amended Employment Agreement, dated April 23, 2002 between IMAX Corporation and Bradley J. Wechsler.

(B)      REPORTS ON FORM 8-K

         There were no reports filed on Form 8-K in the three month period ended June 30, 2002.

                                IMAX CORPORATION


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        IMAX CORPORATION



Date: August 14, 2002                   By: /s/ Francis T. Joyce
      ---------------                       ------------------------------------
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