Form 10-Q
period 2002-11-08
IMAX CORP
filed 2002-11-08
CIK 921582

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                                               ------------------

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

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                         Outstanding as of October 31, 2002
--------------------------                    ----------------------------------
Common stock, no par value                    32,973,366

================================================================================

                                IMAX CORPORATION

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.................................................3

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.......................15

Item 3.   Quantitative and Qualitative Factors about Market Risk..............23

Item 4.   Controls and Procedures.............................................24


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...................................................25

Item 4.   Submission of Matters to a Vote of Security Holders.................26

Item 6.   Listings of Exhibits and Reports on Form 8-K........................26

Signatures....................................................................27

Certifications................................................................28


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

                                IMAX CORPORATION

                                                                            PAGE
                                                                            ----
PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The following Condensed Consolidated Financial Statements are filed as part of this Report:

         Condensed Consolidated Balance Sheets as at September 30, 2002
         and December 31, 2001.................................................4

         Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2002 and 2001..................5

         Condensed Consolidated Statements of Cash Flows
         for the nine month periods ended September 30, 2002 and 2001..........6

         Notes to Condensed Consolidated Financial Statements..................7

                                IMAX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
                         (in thousands of U.S. dollars)

                                                                                  SEPTEMBER 30,
                                                                                       2002       DECEMBER 31,
                                                                                   (UNAUDITED)       2001
                                                                                  -------------   ------------
ASSETS
Cash and cash equivalents (note 6(e))                                             $      25,203   $    26,388
Accounts receivable, less allowance for doubtful accounts of $9,303
  (2001 - $18,060)                                                                       19,376        18,296
Net investment in leases                                                                 49,022        51,644
Inventories (note 3)                                                                     38,519        42,723
Prepaid expenses                                                                          2,398         1,845
Film assets (note 4)                                                                        606        10,513
Fixed assets                                                                             47,475        52,652
Other assets                                                                              9,233        11,295
Deferred income taxes                                                                     3,943         3,022
Goodwill (note 2)                                                                        39,027        39,027
Other intangible assets                                                                   3,506         4,107
                                                                                  -------------   -----------
   Total assets                                                                   $     238,308   $   261,512
                                                                                  =============   ===========

LIABILITIES
Accounts payable                                                                  $       5,852   $     6,735
Accrued liabilities                                                                      47,277        45,041
Deferred revenue                                                                         79,730        95,082
Income taxes payable                                                                      1,167         1,356
Senior notes due 2005                                                                   200,000       200,000
Convertible subordinated notes due 2003 (note 5)                                          9,143        29,643
Liabilities of discontinued operations (note 14)                                             --         2,103
                                                                                  -------------   -----------
   Total liabilities                                                                    343,169       379,960
                                                                                  -------------   -----------

COMMITMENTS AND CONTINGENCIES (note 6)

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock - no par value. Authorized - unlimited number.
  Issued and outstanding - 32,973,366 (2001 - 31,899,114)                                66,598        64,356
Deficit                                                                                (172,104)     (183,392)
Accumulated other comprehensive income                                                      645           588
                                                                                  -------------   -----------
   Total shareholders' equity (deficit)                                                (104,861)     (118,448)
                                                                                  -------------   -----------
   Total liabilities and shareholders' equity (deficit)                           $     238,308   $   261,512
                                                                                  =============   ===========

              (the accompanying notes are an integral part of these
                  condensed consolidated financial statements)

                                IMAX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
            (in thousands of U.S. dollars, except per share amounts)
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                 SEPTEMBER 30,
                                                             -------------------------     -------------------------
                                                                2002           2001           2002           2001
                                                             ----------     ----------     ----------     ----------
REVENUE
IMAX systems (note 7)                                        $    9,574     $   13,628     $   50,671     $   51,954
Films                                                            10,262          6,448         29,050         23,312
Other                                                             3,819          3,261         13,584          9,535
                                                             ----------     ----------     ----------     ----------
                                                                 23,655         23,337         93,305         84,801
COSTS OF GOODS AND SERVICES                                      15,735         33,139         53,289         73,131
                                                             ----------     ----------     ----------     ----------
GROSS MARGIN                                                      7,920         (9,802)        40,016         11,670

Selling, general and administrative expenses (note 12(b))         7,021         12,125         27,863         36,176
Research and development                                            900            419          1,701          3,009
Amortization of intangibles (note 2)                                339            762          1,067          2,272
Loss (income) from equity-accounted investees                      (167)           146            (88)           323
Restructuring costs and asset impairments
  (recovery) (note 8)                                              (330)        46,819           (330)        59,679
                                                             ----------     ----------     ----------     ----------
EARNINGS (LOSS) FROM OPERATIONS                                     157        (70,073)         9,803        (89,789)

Interest income                                                     106            160            295            725
Interest expense                                                 (4,299)        (5,655)       (13,048)       (16,497)
Impairment of long-term investments                                  --         (5,584)            --         (5,584)
Foreign exchange gain (loss)                                       (341)           242            167         (1,220)
                                                             ----------     ----------     ----------     ----------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES              (4,377)       (80,910)        (2,783)      (112,365)
Recovery of (provision for) income taxes                            (76)       (10,997)         3,606         (1,196)
                                                             ----------     ----------     ----------     ----------
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS                   (4,453)       (91,907)           823       (113,561)
Net earnings (loss) from discontinued operations (note 14)        2,066        (55,171)         2,066        (58,712)
                                                             ----------     ----------     ----------     ----------
NET EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM                    (2,387)      (147,078)         2,889       (172,273)
Extraordinary gain on repurchase of convertible
  subordinated notes, net of income tax expense of $57,
  $5,450, $3,606 and $5,450 (note 5)                                 93          7,525          8,399          7,525
                                                             ----------     ----------     ----------     ----------
NET EARNINGS (LOSS)                                          $   (2,294)    $ (139,553)    $   11,288     $ (164,748)
                                                             ==========     ==========     ==========     ==========

EARNINGS (LOSS) PER SHARE (note 9):
Earnings (loss) per share - basic and fully diluted:
  Net earnings (loss) from continuing operations             $     (0.13)   $     (2.95)   $      0.03    $     (3.69)
  Net earnings (loss) from discontinued operations           $      0.06    $     (1.77)   $      0.06    $     (1.90)
                                                             -----------    -----------    -----------    -----------
  Net earnings (loss) before extraordinary item              $     (0.07)   $     (4.72)   $      0.09    $     (5.59)
  Extraordinary item                                         $      0.00    $      0.24    $      0.25    $      0.24
                                                             -----------    -----------    -----------    -----------
  Net earnings (loss)                                        $     (0.07)   $     (4.48)   $      0.34    $     (5.35)
                                                             ===========    ===========    ===========    ===========

              (the accompanying notes are an integral part of these
                  condensed consolidated financial statements)

                                IMAX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
                         (in thousands of U.S. dollars)
                                   (UNAUDITED)

                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                            -------------------------------
                                                                                2002               2001
                                                                            ------------        -----------
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net earnings (loss) from continuing operations                              $        823        $  (113,561)
Items not involving cash:
   Depreciation, amortization and write-downs                                     13,319             85,213
   Loss (income) from equity-accounted investees                                     (88)               323
   Deferred income taxes                                                          (4,527)               472
   Impairment of long-term investments                                                --              5,584
   Stock and other non-cash compensation                                           3,016              6,411
Investment in film assets                                                         (2,351)            (5,984)
Changes in other non-cash operating assets and liabilities                        (2,839)            19,502
Net cash used in operating activities from discontinued operations                    --             (2,633)
                                                                            ------------        -----------
Net cash provided by (used in) operating activities                                7,353             (4,673)
                                                                            ------------        -----------

INVESTING ACTIVITIES
Net sale of investments in marketable debt securities                                 --              7,529
Additional consideration on acquisition of Sonics Associates, Inc.                    --             (1,041)
Purchase of fixed assets                                                          (1,137)              (930)
Decrease (increase) in other assets                                                 (727)             1,282
Increase in other intangible assets                                                 (469)              (499)
Net cash used in investing activities from discontinued operations                    --               (218)
                                                                            ------------        -----------
Net cash provided by (used in) investing activities                               (2,333)             6,123
                                                                            ------------        -----------

FINANCING ACTIVITIES
Repurchase of convertible subordinated notes                                      (6,022)            (2,025)
Common shares issued                                                                 152                370
                                                                            ------------        -----------
Net cash used in financing activities                                             (5,870)            (1,655)
                                                                            ------------        -----------

Effects of exchange rate changes on cash from continuing operations                 (335)             2,172
Effects of exchange rate changes on cash from discontinued operations                 --             (1,276)
                                                                            ------------        -----------
Effects of exchange rate changes on cash                                            (335)               896
                                                                            ------------        -----------

Increase (decrease) in cash and cash equivalents from continuing
   operations                                                                     (1,185)             4,818
Decrease in cash and cash equivalents from discontinued operations                    --             (4,127)
                                                                            ------------        -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS, DURING THE PERIOD               (1,185)               691

Cash and cash equivalents, beginning of period                                    26,388             30,908
                                                                            ------------        -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $     25,203        $    31,599
                                                                            ============        ===========

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

2.       ACCOUNTING CHANGE

         In June 2001, the FASB issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), under which goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The Company adopted FAS 142 effective January 1, 2002. The effect of the non-amortization provisions of FAS 142 for goodwill amounted to an increase of $1.7 million in reported net earnings for the nine months ended September 30, 2002. Pursuant to FAS 142, the Company completed its test for goodwill impairment effective January 1, 2002 during the second quarter of 2002. FAS 142 requires that goodwill be tested at least annually for impairment using a two-step process. The first step is to identify a potential impairment. As a part of the first step, the Company identified its reporting units to be the same as their operating segments. The carrying values of assets, liabilities, goodwill, and other intangible assets were appropriately assigned to each of these reporting units. To test for impairment in accordance with FAS 142, the fair value of each reporting unit was determined and compared to the carrying value of each unit. The Company completed the process for each reporting unit and determined that the fair value exceeded the carrying value and thus, did not proceed to complete the second step under FAS 142 and concluded that there was no impairment in goodwill.

         In accordance with FAS 142, the effect of this change in accounting principle is reflected prospectively. Supplemental comparative disclosure as if the change had been applied retroactively, is as follows:

                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                                       ----------------------------    ---------------------------
                                                            2002            2001            2002           2001
                                                       ------------    ------------    ------------   ------------
        Reported net earnings (loss)                   $    (2,294)    $   (139,553)   $     11,288   $   (164,748)
            Add back: Goodwill amortization                      --             437              --          1,733
                                                       ------------    ------------    ------------   ------------
        Adjusted net earnings (loss)                   $    (2,294)    $   (139,116)   $     11,288   $   (163,015)
                                                       ===========     ============    ============   ============

        Basic and fully diluted earnings (loss) per
            share:
            Reported net earnings (loss) per share     $       (0.07)  $      (4.48)   $       0.34   $      (5.35)
            Goodwill amortization                      $         --    $       0.01    $         --   $       0.06
                                                       ------------    ------------    ------------   ------------
        Adjusted net earnings (loss) per share         $       (0.07)  $      (4.47)   $       0.34   $      (5.29)
                                                       =============   ============    ============   ============

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                  (UNAUDITED)

3.       INVENTORIES

                                                                           SEPTEMBER 30,      DECEMBER 31,
                                                                               2002              2001
                                                                           -------------     -------------
        Raw materials                                                      $       7,205     $       5,939
        Work-in-process                                                            2,641             4,313
        Finished goods                                                            28,673            32,471
                                                                           -------------     -------------
                                                                           $      38,519     $      42,723
                                                                           =============     =============

4.       FILM ASSETS

                                                                           SEPTEMBER 30,      DECEMBER 31,
                                                                               2002               2001
                                                                           -------------     -------------
        Completed and released films, net of accumulated amortization      $         304     $       1,682
        Films in production                                                           56             8,597
        Development costs                                                            246               234
                                                                           -------------     -------------
                                                                           $         606     $      10,513
                                                                           =============     =============

         Following the delivery of SPACE STATION in April 2002, the Company transferred its films in production assets to deferred revenue.

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

         On August 2, 2002, the Company and a wholly owned subsidiary of the Company purchased an additional $1.0 million in the aggregate of the Company's Subordinated Notes for $0.9 million in cash. The Company recorded an additional extraordinary gain of $0.1 million. This transaction had the effect of reducing the principal amount of the Company's outstanding Subordinated Notes to $9.1 million as of September 30, 2002.

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

(c) In March 2001, a complaint was filed against the Company by Muvico Entertainment, L.L.C. ("Muvico"), alleging misrepresentation and seeking rescission in respect of the system lease agreements between the Company and Muvico. The Company filed counterclaims against Muvico for breach of contract, unjust enrichment unfair competition and/or deceptive trade practices and theft of trade secrets, and brought claims against MegaSystems, Inc. ("MegaSystems"), a large-format theater system manufacturer, for tortious interference and unfair competition and/or deceptive trade practices and to enjoin Muvico and MegaSystems from using the Company's confidential and proprietary information. The Company moved for summary judgement on its contract claims against Muvico in September 2002. The case is being heard in the U.S. District Court, Southern District of Florida, Miami Division. The Company believes that the allegations made by Muvico in its complaint are entirely without merit and will accordingly defend the claims vigorously. The Company further believes that the amount of loss, if any, suffered in connection with this lawsuit would not have a material impact on the financial position or results of operation of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

(d) In addition to the litigation described above, the Company is currently involved in other litigation which, in the opinion of the Company's management, will not materially affect the Company's financial position or future results of operations, although no assurance can be given with respect to the ultimate outcome of any such proceedings.

(e) As of September 30, 2002, the Company has letters of credit of $3.5 million outstanding, which have been collateralized by cash deposits.

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

7.       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS SUPPLEMENTAL
         INFORMATION

         Included in IMAX systems revenue for the three and nine months ended September 30, 2002, are amounts of $nil and $5.3 million, respectively (2001 - $nil and $5.5 million) for terminated lease agreements.

8.       RESTRUCTURING COSTS AND ASSET IMPAIRMENTS (RECOVERY)

                                                       THREE MONTHS ENDED        NINE MONTHS ENDED
                                                          SEPTEMBER 30,             SEPTEMBER 30,
                                                      ---------------------    ----------------------
                                                         2002         2001        2002       2001
                                                      ---------   ----------   ---------   ----------
        Restructuring costs (recovery) (1)            $    (497)  $    3,446   $    (497)  $   16,306

        Asset impairments (recovery)
            Net investment in leases (2)                   (971)      12,686        (971)      12,686
            Fixed assets (3)                              1,138       27,761       1,138       27,761
            Other assets                                     --        2,916          --        2,916
                                                      ---------   ----------   ---------   ----------
        Total                                         $    (330)  $   46,819   $    (330)  $   59,679
                                                      =========   ==========   =========   ==========

         (1) During 2001, the Company reduced its expenses and changed its corporate structure to reflect industry-wide economic and financial difficulties faced by certain of the Company's customers. During the year ended December 31, 2001, the Company relocated its Sonics sound-system facility in Birmingham, Alabama to the Company's current facilities near Toronto, Canada, and reduced its overall corporate workforce by 208 employees. During the third quarter of 2002, the Company recovered $0.5 million of restructuring accrued liabilities for terminated employees who obtained employment prior to the completion of their severance period. As at September 30, 2002 the Company has outstanding accrued liabilities of $1.9 million (as at December 31, 2001 - $5.1 million) for the costs of severed employees that will be paid over the next two years.

         (2) In its assessment of the carrying value of the Company's net investment in leases for the quarter ended September 30, 2001, the Company recorded a charge of $12.7 million, as collectability associated with certain leases was considered uncertain. During the third quarter of 2002, the Company recovered $1.0 million as collectability associated with certain leases was resolved.

         (3) The Company, in assessing the carrying value of its fixed assets recorded charges of $1.1 million (2001 - $27.8 million) because of industry-wide economic and financial difficulties affecting the Company's prior year operations.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                  (UNAUDITED)

9.       EARNINGS (LOSS) PER SHARE

         Reconciliations of the numerators and denominators of the basic and fully diluted per-share computations, comprise of the following:

                                                                        THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                            SEPTEMBER 30,         SEPTEMBER 30,
                                                                     ---------------------    ---------------------
                                                                        2002        2001         2002        2001
                                                                     ---------   ---------    ---------   ---------
         Net earnings (loss) applicable to common shareholders:
         Net earnings (loss) before extraordinary item               $  (2,387)  $(147,078)   $   2,889   $(172,273)
         Extraordinary gain on repurchase of convertible
           subordinated notes, net of income tax expense of
           $57, $5,450, $3,606 and $5,450                                   93       7,525        8,399       7,525
                                                                     ---------   ---------    ---------   ---------
                                                                     $  (2,294)  $(139,553)   $  11,288   $(164,748)
                                                                     =========   =========    =========   =========

         Weighted average number of common shares (000's):
         Issued and outstanding, beginning of period                    32,953      31,127       31,899      30,052
         Weighted average number of shares issued during the period          9          10        1,034         740
                                                                     ---------   ---------    ---------   ---------
         Weighted average number of shares used in computing basic
           and fully diluted earnings (loss) per share                  32,962      31,137       32,933      30,792
         Assumed exercise of stock options, net shares assumed
           acquired under the Treasury Stock Method                         --          --          330          --
                                                                     ---------   ---------    ---------   ---------
         Weighted average used in computing diluted earnings
           per share                                                    32,962      31,137       33,263      30,792
                                                                     =========   =========    =========   =========


         The calculation of fully diluted earnings (loss) per share for the quarters ended September 30, 2002 and 2001 excludes common shares issuable upon conversion of the Subordinated Notes, as the impact of these conversions would be anti-dilutive. The calculation of fully diluted earnings (loss) per share for the quarter ended September 30, 2002 and 2001, also excludes outstanding options to purchase common shares net of shares assumed acquired under the Treasury Stock Method, as the impact of these exercises would be anti-dilutive.

10.      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTAL
         INFORMATION

                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                      -------------------------      -------------------------
                                         2002           2001            2002           2001
                                      ---------      ----------      ---------      ----------

        Interest paid                 $      --      $      424      $   8,308      $   11,174
        Income taxes paid             $     209      $      300      $     725      $      867

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

                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                                      ----------------------------   ---------------------------
                                                           2002           2001            2002           2001
                                                      ------------   ------------    ------------   ------------
        REVENUE
        IMAX systems                                  $      9,574   $     13,628    $     50,671   $     51,954
        Films                                               10,262          6,448          29,050         23,312
        Other                                                3,819          3,261          13,584          9,535
                                                      ------------   ------------    ------------   ------------
        TOTAL                                         $     23,655   $     23,337    $     93,305   $     84,801
                                                      ============   ============    ============   ============

        EARNINGS (LOSS) FROM OPERATIONS
        IMAX systems                                  $      3,970   $     (2,045)   $     25,196   $     11,081
        Films                                                1,544        (15,698)          3,355        (19,535)
        Other                                                 (596)          (369)           (487)        (2,693)
        Corporate overhead                                  (4,761)       (51,961)        (18,261)       (78,642)
                                                      ------------   ------------    ------------   ------------
        TOTAL                                         $        157   $    (70,073)   $      9,803   $    (89,789)
                                                      ============   ============    ============   ============

12.      SUBSEQUENT EVENTS

(a) On October 23, 2002, the Company and George Kirkorian Premiere Theaters LLC and other related parties ("Kirkorian") entered into an agreement to settle all existing litigation between the parties. The Company has brought claims alleging breach of contract, negligent misrepresentation and fraud against Kirkorian. Kirkorian had counter-sued the Company alleging, among other things, fraudulent inducement and negligent misrepresentation.

(b) On October 29, 2002, the Company entered into an agreement with Regal Entertainment Group, Inc. ("REG"), an affiliate of Edwards Theatres Circuit, Inc. ("Edwards") with respect to: (a) a settlement of all litigation between the Company and Edwards; (b) the resolution of the Company's claims in Edwards' bankruptcy proceedings; (c) the installation of projection systems for five (5) IMAX theatres at certain locations owned and/or operated by REG; and (d) terms relating to REG's operation of the IMAX theatres. Pursuant to the agreement, and subject to the approval of the court supervising the bankruptcy of Edwards, the Company will receive US $13.5 million from REG in connection with the transaction and settlement of the above-referenced actions. The Company has allocated the total settlement to each of its elements based on their relative fair value. For the three and nine months ended September 30, 2002, the Company has reduced its allowance for doubtful accounts by $0.8 million resulting in a decrease in selling, general and administrative expenses. As the Company delivers systems and services under this arrangement in future periods, the amounts allocated to these systems and services will be recognized in the Consolidated Statements of Operations.

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

         In May 2002, the FASB issued FAS 145, under which gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB 30. Under FAS 145 the Company will be required to reclass any gain or loss on extinguishment of debt that was classified as an extraordinary item to normal operations for all fiscal years beginning after May 15, 2002, including all prior period presentations. The Company expects to implement FAS 145 by no later than the first quarter of 2003, at which time the comparatives will be restated to reclassify the extraordinary gain on repurchase of convertible subordinated notes to be included within earnings (loss) from continuing operations before income taxes.

(c) FASB STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES" ("FAS 146")

         In June 2002, the FASB issued FAS 146 which replaces EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)". EITF 94-3 required an entity to record a liability for certain termination costs when it adopted a plan to restructure operations. The FASB has concluded that an entity's commitment to a plan, by itself, does not create a liability. Under the new rules, exit costs and restructuring liabilities generally will be recognized only when incurred. The provisions are effective for exit or disposal activities that are initiated after December 31, 2002. The pronouncement has no current impact on the Company's financial position or results of operations.

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

         The liabilities of discontinued operations, summarized in the Condensed Consolidated Balance Sheets, comprise of the following:

                                                                     AT SEPTEMBER 30,    AT DECEMBER 31,
                                                                            2002              2001
                                                                     ----------------   ----------------
        LIABILITIES
        Accrued liabilities                                          $             --   $          2,103
                                                                     ----------------   ----------------
            Total liabilities of discontinued operations             $             --   $          2,103
                                                                     ================   ================

         The net earnings (loss) from discontinued operations, summarized in the Condensed Consolidated Statements of Operations, comprise of the following:

                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                               SEPTEMBER 30,                  SEPTEMBER 30,
                                                        ----------------------------   ---------------------------
                                                             2002            2001           2002           2001
                                                        ------------    ------------   ------------   ------------
        Revenue                                         $         --    $      6,121   $         --   $     18,353
                                                        ============    ============   ============   ============

        Net earnings (loss) from discontinued
            operations(1)                               $      2,066    $    (55,171)  $      2,066   $    (58,712)
                                                        ============    ============   ============   ============

         (1) Net of income tax recovery of $nil in the three and nine months ended September 30, 2002 (2001 - $1,099 and $2,418, respectively). During the third quarter of 2002, the Company recorded earnings of $2.1 million from the Company's discontinued operations relating to future obligations that have been eliminated.

15.      FINANCIAL STATEMENT PRESENTATION

         Certain comparative figures in the unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2001, and December 31, 2001 have been reclassified to conform with the presentation adopted in 2002.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's principal business is the design, manufacture, sales and leasing of projector systems for giant screen theaters for customers including commercial theaters, museums and science centers, and destination entertainment sites. In addition, the Company's designs and manufactures high-end sound systems and produces and distributes large format film. There are more than 225 IMAX(R) theaters operating in 30 countries worldwide as of September 30, 2002. IMAX Corporation is a publicly traded company listed on both the TSX and NASDAQ.

ACCOUNTING POLICIES AND ESTIMATES

The Company reports its results under both United States Generally Accepted Accounting Principles ("U.S. GAAP") and Canadian Generally Accepted Accounting Principles. The financial statements and results referred to herein are reported under U.S. GAAP.

The preparation of these financial statements requires management to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates its estimates, including those related to accounts receivable, net investment in leases, inventories, fixed and film assets, investments, intangible assets, income taxes, contingencies and litigation. Management bases its estimates on historical experience, future expectations and other assumptions that are believed to be reasonable at the date of the financial statements. Actual results may differ from these estimates due to uncertainty involved in measuring, at a specific point in time, events which are continuous in nature. The Company's significant accounting policies are discussed in note 2 of the Consolidated Financial Statements in the Company's most recent annual report on form 10-K for the year ended December 31, 2001 and are summarized below.

SIGNIFICANT ACCOUNTING POLICIES

Management considers the following critical accounting policies to have the most significant effect on its estimates, assumptions and judgements:

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

Effective January 1, 2000, the Company recognizes revenues from sales-type leases upon installation of the theater system. Revenue associated with a sales-type lease is recognized when all of the following criteria are met: persuasive evidence of an agreement exists; the price is fixed or determinable; and collection is reasonably assured. Prior to January 1, 2000, the Company recognized revenue on the same basis, except that the time of delivery was used rather than completion of installation.

From time to time, the Company is involved in a legal proceeding relating to a terminated lease agreement. When settlements are received, the Company will allocate the total settlement to each of the elements based their relative fair value.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

SIGNIFICANT ACCOUNTING POLICIES (cont'd)

REVENUE RECOGNITION (cont'd)

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

From time to time, if the Company and a lessee agree to change the terms of the lease, other than renewing the lease or extending its terms, management evaluates whether the new agreement would be classified as sales-type lease or an operating lease under the provisions of FAS 13. Any adjustments which result from a change in classification from a sales-type lease to an operating lease are reported as a charge to income during the period the change occurs.

ACCOUNTS RECEIVABLE AND NET INVESTMENT IN LEASES

The allowance for doubtful accounts and provision against the net investment in leases are based on the Company's assessment of the collectibility of specific customer balances and the underlying asset value of the equipment under lease. If there is a deterioration of a major customer's credit worthiness or actual defaults under the terms of the leases are higher than the Company's historical experience, the Company's estimates of recoverability could be adversely affected.

INVENTORIES

In establishing the appropriate provisions for theatre systems inventory, management must make estimates about the anticipated installation dates for the current backlog and potential future signings, while taking into account both general economic conditions and growth prospects within the customers' ultimate marketplace, and the market acceptance of the Company's current and pending products and film library. A misinterpretation or misunderstanding of these conditions or uncertainty in the future outlook of the industry or the economy, or other failure to estimate correctly, could result in inventory losses in excess of the provisions determined to be appropriate as at the balance sheet date.

GOODWILL

The Company adopted FAS 142 "Goodwill and Other Intangibles" effective January 1, 2002. Upon adoption of this standard, no impairment in goodwill was found to exist. The Company will test the goodwill annually and between annual dates in certain circumstances to determine if an impairment is necessary.

FIXED ASSETS

Management reviews the carrying values of its fixed assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. In performing its review for recoverability, management estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of impairment losses is based on the excess of the carrying amount of the asset over the fair value calculated using discounted expected future cash flows. If the actual future cash flows are less than the Company's estimates, the operating profits could be affected.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

SIGNIFICANT ACCOUNTING POLICIES (cont'd)

TAX ASSET VALUATION

As at September 30, 2002, the Company has net deferred income tax assets of $3.9 million, comprised of tax credit carry-forwards, net operating loss carry-forwards and other deductible temporary differences, which can be utilized to reduce either taxable income or taxes otherwise payable in future years. Management assesses realization of these net deferred income tax assets quarterly, and based on all available evidence, has concluded that it is more likely than not that these net deferred income tax assets will be realized. However, if the Company's projected future earnings are not achieved, these net deferred income tax assets may not be realizable and the Company may need to establish additional valuation allowances for all or a portion of the net deferred income tax assets.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In June 2002, the FASB issued FAS 146 which replaces EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)". EITF 94-3 required an entity to record a liability for certain termination costs when it adopted a plan to restructure operations. The FASB has concluded that an entity's commitment to a plan, by itself, does not create a liability. Under the new rules, exit costs and restructuring liabilities generally will be recognized only when incurred. The provisions are effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. The pronouncement has no impact on the Company's financial statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 VERSUS THREE MONTHS ENDED SEPTEMBER 30,
2001

The Company reported net losses from continuing operations of $4.5 million or $0.13 per share on a fully diluted basis for the third quarter of 2002, compared to net losses of $91.9 million or $2.95 per share on a fully diluted basis for the third quarter of 2001. The prior year's results included a number of charges related to the Company's efforts to rationalize the business.

The Company sold its digital projection systems operating segment to DPI management in the fourth quarter of 2001. During the third quarter of 2002, the Company recorded earnings of $2.1 million or $0.06 per share on a fully diluted basis from the Company's discontinued operations relating to future obligations that have been eliminated. The Company reported net losses from discontinued operations of $55.2 million or $1.77 per share on a fully diluted basis for the third quarter of 2001.

During the quarter, the Company recorded an extraordinary gain of $0.1 million from the purchase of $1.0 million of the Company's Subordinated Notes by a wholly owned subsidiary.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

THREE MONTHS ENDED SEPTEMBER 30, 2002 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 2001 (cont'd)

REVENUE

The Company's revenues for the third quarter of 2002 increased 1.4% to $23.7 million from $23.3 million in the same quarter last year primarily as a result of the release of the Company's film, SPACE STATION, which has achieved gross box office receipts of approximately $17.2 million in the third quarter of 2002.

The Company installed 1 theater system in the third quarter of 2002, compared to 3 theater systems in the third quarter of 2001, one of which was an operating lease. Other components of IMAX systems revenue such as maintenance fees and ongoing rents increased slightly from the same quarter last year. IMAX systems revenue in the third quarter of 2002 was $9.6 million from $13.6 million in the same quarter of 2001.

Film revenues include revenue recognized from film production, film distribution, film post-production and digital film re-mastering (DMR) activities. Film revenues increased 59.2% to $10.3 million in the third quarter of 2002 from $6.4 million in the same quarter last year primarily due to the performance of SPACE STATION and Apollo 13: The IMAX Experience. On September 20, 2002, IMAX launched Apollo 13: The IMAX Experience, the Company's first digitally re-mastered film using the Company's IMAX(R) DMR(TM) technology establishing a new strategy in the creation of future film product.

Other revenues increased 17.1% to $3.8 million in the third quarter of 2002 from $3.3 million in the same quarter last year, mainly due to stronger performance from owned and operated theater operations primarily attributed to the release of SPACE STATION and Apollo 13: The IMAX Experience.

GROSS MARGIN

Gross margin for the third quarter of 2002 was $7.9 million, or 33.5% of total revenue, compared to negative $9.8 million in the corresponding quarter last year. The increase in gross margin during the quarter was due to the stronger performance of Films, especially SPACE STATION and Apollo 13: The IMAX Experience. The negative gross margin in the third quarter of 2001 includes charges recorded through costs of goods and services relating to the Company's inventories and film assets of $4.7 million and $12.4 million, respectively.

OTHER

Selling, general and administrative expenses were $7.0 million in the third quarter of 2002 compared to $12.1 million in the corresponding quarter last year. A portion of the decrease from the prior year is as a result of a recovery of bad debts in 2002 of $0.2 million, partially attributable to the adjustment to allowance for doubtful accounts to reflect the settlement of Edwards, resulting in a $0.8 million decrease in bad debt expense, compared to an expense of $2.3 million in the same quarter last year. The remainder of the decline in selling, general and administration expenses primarily relates to cost savings achieved from the implementation of the Company's 2001 restructuring plan.

Research and development expenses were $0.9 million in the third quarter of 2002, compared to $0.4 million in the same quarter last year. The higher level of expenses in 2002 primarily reflects the timing of general research and development activities. Through research and development, the Company plans to continue to design and develop cinema-based equipment and software to enhance its product offering.

Amortization of intangibles were $0.3 million in the third quarter of 2002, compared to $0.8 million in the same quarter last year. The lower level of amortization is primarily due to the Company's adoption of FAS 142 which does not require the amortization of goodwill as of January 1, 2002.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

THREE MONTHS ENDED SEPTEMBER 30, 2002 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 2001 (cont'd)

OTHER (cont'd)

During the third quarter of 2001 the Company recorded restructuring and asset impairment charges of $46.8 million, in conjunction with the financial difficulties faced by certain of its customers. These charges included asset impairment charges of $43.4 million as the Company had provided for or written-down $12.7 million in net investment in leases, $27.8 million in fixed assets and $2.9 million in other assets in the third quarter of 2001. The Company believes this evaluation and related write-downs were necessary in light of industry-wide economic and financial conditions, and is consistent with the Company's focus on rationalizing and returning to profitability. During the third quarter of 2002, the Company recorded additional charges of $0.2 million after assessing the carrying value of some of the Company's fixed assets. During 2001, in light of market trends, industry-wide economic and financial conditions, the Company recorded a restructuring charge of $3.4 million to rationalize its operations, reduce staffing levels and write-down certain assets to be disposed of. During the third quarter of 2002, the Company released $0.5 million of excess restructuring accrued liabilities for employees who obtained employment prior to the completion of their severance period.

Interest income decreased to $0.1 million in the third quarter of 2002 from $0.2 million in the same quarter last year primarily due to a decline in the average balance of cash and cash equivalents held.

Interest expense decreased to $4.3 million in the third quarter of 2002 from $5.7 million in the same quarter last year related to the repurchase of the Company's Subordinated Notes.

In 2001, after performing its assessment of the carrying value of long-term investments, the Company recorded $5.6 million in charges for declines in value that are considered to be other than temporary. There were no related charges in 2002.

The effective tax rate on earnings and losses before taxes differs from the statutory tax rate and varies from quarter to quarter primarily as a result of changes in the valuation allowance and the provision of income taxes at different tax rates in foreign and other jurisdictions. The Company has recorded a valuation allowance adjustment in the quarter to reflect its assessment of potential future accounting income. This adjustment has been recorded through recovery of (provision for) income taxes in the quarter.

NINE MONTHS ENDED SEPTEMBER 30, 2002 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2001

The Company reported net earnings from continuing operations of $0.8 million or $0.03 per share on a fully diluted basis for the first nine months of 2002, compared to net losses of $113.6 million or $3.69 per share on a diluted basis in the same period last year.

The Company discontinued its digital projection systems operating segment in the fourth quarter of 2001. DPI was sold to DPI management. During the third quarter of 2002, the Company recorded earnings of $2.1 million or $0.06 per share on a fully diluted basis from the Company's discontinued operations relating to future obligations that have been eliminated. The Company reported net losses from discontinued operations of $58.7 million or $1.90 per share on a diluted basis for the first nine months of 2001.

The Company recorded an extraordinary gain of $8.4 million, net of income tax expense of $3.6 million from the repurchase of $20.5 million of the Company's Subordinated Notes by a wholly owned subsidiary.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

NINE MONTHS ENDED SEPTEMBER 30, 2002 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2001 (cont'd)

REVENUE

The Company's revenues for the first nine months of 2002 increased 10.0% to $93.3 million from $84.8 million in the same period last year primarily as a result of the release of the Company's film SPACE STATION, which has achieved gross box office receipts of approximately $30.0 million in its first 24 weeks, and due to an increase in revenues in the Company's owned and operated theaters.

IMAX systems revenue, which includes revenue from theater system sales and leases, rent and maintenance fees, decreased approximately 2.5% to $50.7 million in the first nine months of 2002 from $52.0 million in the same period last year. The Company installed 11 theater systems in the first nine months of 2002, one of which was an operating lease, compared to 9 theater systems in the first nine months of 2001, one of which was an operating lease. In addition, for 2001 the Company recognized revenue on 2 systems that were converted from joint-ventures to sales-type leases.

Film revenues include revenue recognized from film production, film distribution, film post-production and digital film re-mastering (DMR) activities. Film revenues increased 24.6% to $29.1 million in the first nine months of 2002 from $23.3 million in the same period last year primarily due to the stronger performance of the Company's library films in release, especially the newly released SPACE STATION.

Other revenues increased 42.5% to $13.6 million in the first nine months of 2002 from $9.5 million in the same period last year, mainly due to stronger performance from owned and operated theater operations primarily attributed to the release of SPACE STATION, Beauty and the Beast and Apollo 13: The IMAX Experience.

GROSS MARGIN

Gross margin for the first nine months of 2002 was $40.0 million, or 42.9% of total revenue, compared to $11.7 million, or 13.7% of total revenue, in the same period last year. The improvement in margin is due primarily to stronger performance from films in release during the current year including SPACE STATION, along with margin improvements in the Company's owned and operated theaters due to the performance of SPACE STATION, Beauty and the Beast and Apollo 13: The IMAX Experience. In addition, the Company recorded charges in the prior year through costs of goods and services relating to the Company's inventories and film assets of $4.7 million and $12.4 million, respectively, in the third quarter of 2001.

OTHER

Selling, general and administrative expenses were $27.9 million in the first nine months of 2002 compared to $36.2 million in the corresponding period last year. A portion of the decrease from the prior year is as a result of a lower provision for bad debts in 2002 of $1.0 million, partially attributable to the adjustment to allowance for doubtful accounts to reflect the settlement of Edwards, resulting in a $0.8 million decrease in bad debt expense, compared to $5.5 million in the same period last year. In addition, the first nine months of 2001 included a $2.6 million charge in connection with a stock grant. Partially offsetting the above were higher legal fees associated primarily with actions where the Company was a plaintiff in the first nine months of 2002 of $4.8 million, compared to $1.4 million in the same period last year. The remainder of the decline in selling general and administrative expenses relates primarily to cost savings achieved from the implementation of the Company's 2001 restructuring plan.

Research and development expenses were $1.7 million in the first nine months of 2002, compared to $3.0 million in the same period last year. The lower level of expenses in 2002 primarily reflects the timing of general research and development activities. Through research and development, the Company plans to continue to design and develop cinema based equipment and software to enhance its product offering.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

NINE MONTHS ENDED SEPTEMBER 30, 2002 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2001 (cont'd)

OTHER (cont'd)

Amortization of intangibles was $1.1 million in the first nine months of 2002, compared to $2.3 million in the same period last year. The lower level of amortization is primarily due to the Company's adoption of FAS 142 which does not require the amortization of goodwill as of January 1, 2002.

In 2001, the Company recorded restructuring and asset impairment charges of $59.7 million of in conjunction with the financial difficulties faced by certain of their customers. These charges included asset impairment charges of $43.4 million as the Company had provided for or wrote-down $12.7 million in net investment in leases, $27.8 million in fixed assets and $2.9 million in other assets in the first nine months of 2001. The Company believes this evaluation and related write-downs were necessary in light of industry-wide economic and financial conditions, and is consistent with the Company's focus on rationalizing, and returning to profitability. During the first nine months of 2002, the Company recorded additional charges of $0.2 million after assessing the carrying value of some of the Company's fixed assets. During 2001, in light of market trends, industry-wide economic and financial conditions, the Company recorded a restructuring charge of $16.3 million to rationalize its operations, reduce staffing levels and write-down certain assets to be disposed of. During the third quarter of 2002, the Company released $0.5 million of excess restructuring accrued liabilities for employees who obtained employment prior to the completion of their severance period.

Interest income decreased to $0.3 million in the first nine months of 2002 from $0.7 million in the same period last year primarily due to a decline in the average balance of cash and cash equivalents held.

Interest expense decreased to $13.0 million in the first nine months of 2002 from $16.5 million in the same period last year related to the repurchase of the Company's Subordinated Notes.

In 2001, in performing its assessment of the carrying value of long-term investments, the Company recorded $5.6 million in 2001 in charges for declines in the value that are considered to be other than temporary. There were no related charges in 2002.

The effective tax rate on earnings and losses before taxes differs from the statutory tax rate and will vary from quarter to quarter primarily as a result of changes in the valuation allowance and the provision of income taxes at different tax rates in foreign and other jurisdictions. The Company has recorded a valuation allowance adjustment to its assessment of potential future accounting income. The tax expense recorded on the extraordinary gain has been offset by a reduction in the valuation allowance on available net capital loss carry-forwards. The release of the valuation allowance has been recorded through the recovery of (provision for) income taxes.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, the Company's principal source of liquidity included cash and cash equivalents of $25.2 million, trade accounts receivable of $19.4 million and net investment in leases due within one year of $4.6 million.

On September 26, 2001, the Company's demand facility with Toronto Dominion Bank Financial Group matured. At the time of maturity, the Company had no cash advances outstanding under the facility, which had been used in the past to facilitate U.S. and Canadian letters of credit and cross currency swaps which were entered into by the Company in connection with the sale of systems. This line was secured by the Company's accounts receivable, inventory, certain real estate and other assets of the Company. As of September 30, 2002, the Company has letters of credit of $3.5 million outstanding, which have been collateralized by cash deposits.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

LIQUIDITY AND CAPITAL RESOURCES (cont'd)

The 7.875% Senior Notes (the "Senior Notes") due December 1, 2005 are subject to redemption by the Company, in whole or in part, at any time on or after December 1, 2002 at redemption prices expressed as percentages of the principal amount for each 12-month period commencing December 1 of the years indicated: 2002 - 103.938%; 2003 - 101.969%; 2004 and thereafter - 100.000% together with interest accrued thereon to the redemption date and are subject to redemption by the Company prior to December 1, 2002 at a redemption price equal to 100% of the principal amount plus a "make-whole premium". If certain changes result in the imposition of withholding taxes under Canadian law, the Senior Notes may be redeemed by the Company at a redemption price equal to 100% of the principal amount plus accrued interest to the date of redemption. In the event of a change in control, holders of the Senior Notes may require the Company to repurchase all or part of the Senior Notes at a price equal to 101% of the principal amount plus accrued interest to the date of repurchase.

The 5.75% Convertible Subordinated Notes (the "Subordinated Notes") due April 1, 2003 are convertible into common shares of the Company at the option of the holder at a conversion price of $21.406 per share (equivalent to a conversion rate of 46.7154 shares per $1,000 principal amount of Subordinated Notes) at any time prior to maturity. The Subordinated Notes are redeemable at the option of the Company on or after April 1, 1999 at redemption prices expressed as percentages of the principal amount (2002 - 100.821%) plus accrued interest. The Subordinated Notes may be redeemed at any time on or after April 1, 2001 without limitation. During 2001, the Company and a wholly owned subsidiary of the Company purchased an aggregate of $70.4 million of the Company's Subordinated Notes for $13.7 million consisting of $12.5 million in cash and common shares of the Company valued at $1.2 million. The Company cancelled the purchased Subordinated Notes and recorded an extraordinary gain of $38.7 million, net of income tax expense of $16.8 million. In January 2002, the Company and the subsidiary of the Company purchased an additional $19.5 million in the aggregate of the Company's Subordinated Notes for $7.3 million consisting of $5.2 million in cash and common shares of the Company valued at $2.1 million. The Company recorded a gain of $8.3 million, net of income tax expense of $3.5 million. On August 2, 2002, the Company and the subsidiary of the Company purchased an additional $1.0 million in the aggregate of the Company's Subordinated Notes for $0.9 million in cash. The Company recorded an additional extraordinary gain of $0.1 million. These transactions had the effect of reducing the principal of the Company's outstanding Subordinated Notes to $9.1 million as of September 30, 2002.

The terms of the Company's outstanding Senior Notes impose certain restrictions on its operating and financing activities, including restrictions on its ability to:

o    issue additional debt;
o    create liens;
o    make investments;
o    enter into transactions with affiliates;
o    effect sales of assets;
o    declare or pay dividends or other distributions to shareholders; and
o    effect consolidations, amalgamations and mergers.

The Company's total minimum annual rental payments to be made by the Company under operating leases for premises as of September 30, 2002 are as follows:


      2002                                $       1,284
      2003                                        4,761
      2004                                        4,418
      2005                                        4,289
      2006                                        4,412
      2007                                        4,304
      Thereafter                                 36,155
                                         --------------
                                          $      59,623
                                         ==============

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

LIQUIDITY AND CAPITAL RESOURCES (cont'd)

As of September 30, 2002, the Company has an unfunded projected benefit obligation of approximately $15.5 million (December 31, 2001 - $13.8 million) in respect of its defined benefit pension plan. The Company intends to use the proceeds of a life insurance policy taken on its Co-Chief Executive Officers, to satisfy, in whole or in part, the survival benefits due and payable under the plan, although there can be no assurance that the Company will elect to do so.

The Company partially funds its operations through cash flow from operations. Under the terms of the Company's typical theater system lease agreement, the Company receives substantial cash payments before it completes the performance of its obligations. Similarly, the Company receives cash payments for some of its film productions in advance of related cash expenditures.

In the first nine months of 2002, cash provided by operating activities amounted to $7.4 million. The deferred income taxes operating activity change includes the reduction of the valuation allowance associated with the repurchase of the Subordinated Notes.

Cash used in investing activities amounted to $2.3 million in the first nine months of 2002, which includes purchases of $1.1 million in fixed assets and an increase in other assets of $0.7 million.

During the first nine months of 2002, cash used in financing activities amounted to $5.9 million, mainly related to the repurchase by the Company and a subsidiary of the Company of a portion of the Company's Subordinated Notes.

The Company believes that cash flow from operations together with existing cash will be sufficient to meet cash requirements for the foreseeable future. In addition, the Company believes it has access to other sources of liquidity and is currently in various stages of discussion with other financial institutions in securing an operating line facility. The Company's accounts receivable, inventory, certain fixed assets and net investment in leases are currently unsecured and available as collateral. However, there can be no assurance that the Company will be successful in securing additional financing. In addition, if management's projections of future signings and installations are not realized, there is no guarantee the Company will continue to be able to fund its operations through cash flows from operations.

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

                                IMAX CORPORATION

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Within 90 days prior to the filing date of this report ("the "Evaluation Date"), the Company's Co-Chief Executive Officers and Chief Financial Officer evaluated the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)- 14(c)). Based on that evaluation, these officers have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries would be made known to them by others within those entities.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect the Company's disclosure controls and procedure subsequent to Evaluation Date. There were no significant deficiencies or material weaknesses in the Company's internal controls and as a result, no corrective actions were required or undertaken.

                                IMAX CORPORATION

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

(c) In December 2000, the Company filed a complaint against George Krikorian Premiere Theaters LLC and certain other related parties (collectively "Kirkorian") in the U.S. Central District of California, alleging breach of contract, negligent misrepresentation and fraud resulting in damages to the Company. In February 2001, Krikorian filed counterclaims against the Company alleging, among other things, fraudulent inducement and negligent misrepresentation, which counterclaims were subsequently dismissed and then amended. Further counterclaims were filed in May 2001. On October 23, 2002, the parties entered into an agreement to settle all existing litigation. (see note 12, Subsequent Events, in the Notes to Condensed Consolidated Financial Statements)

(d) In March 2001, a complaint was filed against the Company by Muvico Entertainment, L.L.C. ("Muvico"), alleging misrepresentation and seeking rescission in respect of the system lease agreements between the Company and Muvico. The Company filed counterclaims against Muvico for breach of contract, unjust enrichment unfair competition and/or deceptive trade practices and theft of trade secrets, and brought claims against MegaSystems, Inc. ("MegaSystems"), a large-format theater system manufacturer, for tortious interference and unfair competition and/or deceptive trade practices and to enjoin Muvico and MegaSystems from using the Company's confidential and proprietary information. The case is being heard in the U.S. District Court, Southern District of Florida, Miami Division. The Company moved for summary judgement on its contract claims against Muvico in September 2002. The Company believes that the allegations made by Muvico in its complaint are entirely without merit and will accordingly defend the claims vigorously. The Company further believes that the amount of loss, if any, suffered in connection with this lawsuit would not have a material impact on the financial position or results of operation of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

                                IMAX CORPORATION

ITEM 1.  LEGAL PROCEEDINGS (cont'd)

(e) In August 2000, Edwards Theatres Circuit, Inc. and related companies ("Edwards") filed for protection under Chapter 11 of the United States bankruptcy code in the U.S. Bankruptcy Court for the Central District of California, Santa Ana Division. On August 2, 2001, the Company filed a proof of claim in the amount of $28.9 million for amounts due and owing to the Company at the time of the commencement of the bankruptcy and for damages arising from Edwards' rejection of certain IMAX equipment leases pursuant to section 365 of the Bankruptcy Code. On October 29, 2002, the Company entered into an agreement with Regal Entertainment Group, Inc. ("REG"), an affiliate of Edwards, resolving all litigation and bankruptcy claims between the Company and Edwards. (see note 12, Subsequent Events, in the Notes to Condensed Consolidated Financial Statements).

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) At the Annual Meeting of the Company's shareholders held on June 5, 2002, shareholders represented at the meeting, (i) elected Kenneth G. Copeland, Garth M. Girvan, Murray B. Koffler and Marc A. Utay as Class II directors of the Company for a term expiring in 2005 (27,300,367 shares voted for and 14,472 shares withheld); and (ii) appointed PricewaterhouseCoopers, LLP as auditors of the Company to hold office until the next annual meeting of shareholders at a remuneration to be fixed by the Board of Directors (27,341,107 shares voted for and 16,511 withheld). In addition to the foregoing directors, the following directors continued in office: J. Trevor Eyton; Richard L. Gelfond; Ellis B. Jones; G. Edmund King; Sam Reisman; Bradley J. Wechsler and W. Towsend Ziebold.

(b) Effective September 18, 2002, Mr. Reisman resigned from the Board of Directors. On October 10, 2002, Mr. Michael Fuchs was appointed to the Board of Directors to fill the vacancy created by Mr. Reisman's resignation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         There are no exhibits required to be filed with this report.

(b)      REPORTS ON FORM 8-K

         There were no reports filed on Form 8-K in the three month period ended September 30, 2002.

                                IMAX CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         IMAX CORPORATION

Date:  November 5, 2002                  By: /s/ Francis T. Joyce
-----------------------                      --------------------
                                             Francis T. Joyce
                                             Chief Financial Officer
                                             (Principal Financial Officer)




Date:  November 5, 2002                  By:  /s/  Kathryn A. Gamble
-----------------------                       ----------------------
                                             Kathryn A. Gamble
                                             Vice President, Finance, Controller
                                             (Principal Accounting Officer)

                                IMAX CORPORATION

                                 CERTIFICATIONS

           PURSUANT TO SECTION 302 OF THE SARBANES - OXLEY ACT OF 2002

I, Bradley J. Wechsler, certify that:

1.       I have reviewed this quarterly report or Form 10-Q of IMAX Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. This registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                              IMAX CORPORATION

Date:  November 5, 2002                       /s/ Bradley J. Wechsler
-----------------------                       -----------------------
                                              Title:  Co-Chief Executive Officer

                                IMAX CORPORATION

                                 CERTIFICATIONS

           PURSUANT TO SECTION 302 OF THE SARBANES - OXLEY ACT OF 2002

I, Richard L. Gelfond, certify that:

1.       I have reviewed this quarterly report or Form 10-Q of IMAX Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. This registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                             IMAX CORPORATION

Date:  November 5, 2002                      /s/ Richard L. Gelfond
-----------------------                      ----------------------
                                             Title:  Co-Chief Executive Officer

                                IMAX CORPORATION

                                 CERTIFICATIONS

           PURSUANT TO SECTION 302 OF THE SARBANES - OXLEY ACT OF 2002

I, Francis T. Joyce, certify that:

1.       I have reviewed this quarterly report or Form 10-Q of IMAX Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. This registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                IMAX CORPORATION

Date:  November 5, 2002                         /s/ Francis T. Joyce
-----------------------                         --------------------
                                                Title:  Chief Financial Officer