Form 10-K
period 2002-12-31
IMAX CORP
filed 2003-03-07
CIK 921582

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
                                 Yes [X] No [ ]

         The aggregate market value of the common shares of the registrant held by non-affiliates of the registrant, computed by reference to the last sale price of such shares as of the close of trading on June 28, 2002 was $110.6 million (19,544,682 common shares times $5.66).

         As of February 14, 2003, there were 32,973,366 common shares of the registrant outstanding.

                       DOCUMENT INCORPORATED BY REFERENCE
                       ----------------------------------

Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors and the annual meeting of the stockholders of the registrant scheduled to be held on or about June 4, 2003 (the "Proxy Statement") are incorporated by reference in Part III of this Form 10-K, to the extent described therein.

================================================================================

                                IMAX CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                                DECEMBER 31, 2002

                                TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                              ----
                                                     PART I

Item 1      Business...................................................................................         4
Item 2      Properties.................................................................................        12
Item 3      Legal Proceedings..........................................................................        13
Item 4      Submission of Matters to a Vote of Security Holders........................................        14

                                                     PART II

Item 5      Market for Registrant's Common Equity and Related Stockholder Matters......................        15
Item 6      Selected Financial Data....................................................................        18
Item 7      Management's Discussion and Analysis of Financial Condition and Results of Operations......        21
Item 7A     Quantitative and Qualitative Disclosures about Market Risk.................................        34
Item 8      Financial Statements and Supplementary Data................................................        35
Item 9      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......        66

                                                    PART III

Item 10     Directors and Executive Officers of the Registrant.........................................        66
Item 11     Executive Compensation.....................................................................        69
Item 12     Security Ownership of Certain Beneficial Owners and Management and Related
              Stockholder Matters......................................................................        70
Item 13     Certain Relationships and Related Transactions.............................................        74
Item 14     Controls and Procedures....................................................................        74
Item 15     Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................        75
Signatures.............................................................................................        77
Certifications.........................................................................................        78

                                IMAX CORPORATION

EXCHANGE RATE DATA

         Unless otherwise indicated, all dollar amounts in this document are expressed in United States ("U.S.") dollars. The following table sets forth, for the periods indicated, certain exchange rates based on the noon buying rate in the City of New York for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York (the "Noon Buying Rate"). Such rates quoted are the number of U.S. dollars per one Canadian dollar and are the inverse of rates quoted by the Federal Reserve Bank of New York for Canadian dollars per U.S. $1.00. The average exchange rate is based on the average of the exchange rates on the last day of each month during such periods. The Noon Buying Rate on December 31, 2002 was U.S. $0.6329.

                                                            YEARS ENDED DECEMBER 31,
                                  ----------------------------------------------------------------------------
                                      2002            2001            2000            1999            1998
                                  ------------    ------------    ------------    ------------    ------------
Exchange rate at end of
  period......................    U.S. $0.6329    U.S. $0.6267    U.S. $0.6669    U.S. $0.6925    U.S. $0.6522
Average exchange rate
  during period...............          0.6368          0.6457          0.6732          0.6730          0.6740
High exchange rate during
  period......................          0.6619          0.6697          0.6944          0.6925          0.7105
Low exchange rate during
  period......................          0.6200          0.6241          0.6410          0.6535          0.6341

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

         Certain statements included in this annual report may constitute "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, references to future capital expenditures (including the amount and nature thereof), business strategies and measures to implement strategies, competitive strengths, goals, expansion and growth of business and operations, plans and references to the future success of IMAX Corporation together with its wholly owned subsidiaries (the "Company") and expectations regarding the Company's future operating results. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the expectations and predictions of the Company is subject to a number of risks and uncertainties, including, but not limited to, general economic, market or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by the Company; competitive actions by other companies; conditions in the out-of-home entertainment industry; changes in laws or regulations; conditions in the commercial exhibition industry; the acceptance of the Company's new technologies risks associated with investments and operations in foreign jurisdictions and any future international expansion, including those related to economic, political and regulatory policies of local governments and laws and policies of the United States and Canada; the potential impact of increased competition in the markets the Company operates within; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this annual report are qualified by these cautionary statements, and actual results or developments anticipated by the Company may not be realized, and even if substantially realized, may not have the expected consequences to, or effects on, the Company. The Company undertakes no obligation to update publicly or otherwise revise any forward-looking information, whether as a result of new information, future events or otherwise.



________________________________________________________________________________

 IMAX(R), IMAX(R) Dome, IMAX(R) 3D, IMAX(R) 3D Dome, The IMAX Experience(R), An
  IMAX Experience(R) and IMAX(R) DMR(TM) are trademarks and trade names of the Company or its subsidiaries that are registered or otherwise protected under laws of various jurisdictions.

                                IMAX CORPORATION

                                     PART I

ITEM 1. BUSINESS

GENERAL

         IMAX Corporation together with its wholly owned subsidiaries (the "Company") is one of the world's leading entertainment technology companies, specializing in large-format film images, three-dimensional ("3D") film presentations and large-format post-production. The Company's primary business is the design, manufacture and lease of projection and sound systems for giant-screen, 15-perforation film frame, 70mm format ("15/70-format") theaters based on proprietary and patented technology. The Company is also a major distributor of films for giant-screen theaters (IMAX theaters). The majority of IMAX theaters are operated by third parties under lease agreements with the Company.

         The Company is also engaged in the production, post-production, digital re-mastering and distribution of 15/70 format films, the operation of IMAX theaters and other operations in support of IMAX theaters and the IMAX theater network.

         The Company believes the IMAX theater network is the most extensive large-format theater network in the world with 232 theaters operating in more than 30 countries as of December 31, 2002. Of these 232 theaters, 112 of them are currently located in institutional locations and 120 in commercial locations. While the Company's roots are in the institutional market, the Company believes that the commercial market is potentially larger. To increase the demand for IMAX theater systems, the Company is currently working to position the IMAX theater network as a new window for Hollywood event films. To this end the Company has both developed a technology that allows standard 35mm movies to be converted to its format and is also working to build strong relationships with Hollywood studios and commercial exhibition companies.

         In 2000, Buena Vista Pictures Distribution, a unit of The Walt Disney Company, released Disney's animated feature Fantasia 2000: The IMAX Experience(R) to 75 IMAX theaters around the world. Fantasia 2000 was the first theatrical full-length feature film to be reformatted into 15/70-format film and became the fastest grossing large-format film in history. In January 2002, Disney released Beauty and the Beast to 77 IMAX theaters around the world and has stated that it will release an additional three films over the next 12 months. The Company believes that the commercial success of Fantasia 2000 and Beauty and the Beast coupled with its new digital re-mastering technology has the potential to lead to the release of additional Hollywood films into IMAX theaters which could create further demand worldwide for commercial IMAX theaters.

         In March 2002, the Company introduced a technology that can convert live-action 35mm films to IMAX's 15/70-format film, transforming it into the image and sound quality of The IMAX Experience(R). The Company believes that this proprietary system, know as IMAX(R) Digital Re-Mastering(TM) (IMAX(R) DMR(TM)), could position IMAX theaters as a new window for Hollywood event films. Apollo 13: The IMAX Experience, was released in conjunction with Universal Pictures and Imagine Entertainment in September 2002, and was the first film to use this technology. Subsequently, Star Wars: Episode II Attack of the Clones - The IMAX Experience debuted on November 1, 2002.

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

                                IMAX CORPORATION

PRODUCT LINES

         The Company believes it is the largest designer and manufacturer of specialty projection and sound systems and a significant producer and distributor of 15/70-format films for giant-screen theaters. The Company's theater systems include specialized projection equipment, advanced sound systems, specialty screens, theater automation control systems and film handling equipment. The Company derives a significant portion of its revenues from the sale and lease of its theater systems to giant-screen theaters and related film products and services. Segmented information is provided in note 19 to the audited financial statements contained in Item 8.

IMAX SYSTEMS

         IMAX THEATERS

         The Company is the pioneer and leader in the giant-screen, large-format film industry. The IMAX theater network has the largest installed base of giant-screen theater systems, with systems located in 232 theaters in more than 30 countries as of December 31, 2002. IMAX theaters have flat or dome shaped screens for two-dimensional ("2D") and 3D presentations which are many times larger than conventional theaters, extending to the edge of the viewer's peripheral vision. The theaters have a steeply inclined floor to provide all audience members a clear view of the screen and typically seat 250 to 500 people.

         The Company's projection systems utilize the largest commercially available film format (15-perforation film frame, 70mm), which is nearly 10 times larger than conventional film (4-perforation film frame, 35mm) and therefore are able to project significantly more detail on a larger screen. The Company believes its projectors, which utilize the Company's rolling loop technology, are unsurpassed in their ability to project film with maximum steadiness and clarity with minimal film wear while substantially enhancing the quality of the projected image. As a result, the Company's projection systems deliver a higher level of clarity, detail and brightness compared to conventional movies and competing systems.

         To complement the film technology and viewing experience, IMAX theater systems feature unique digital sound systems. The sound systems are among the most advanced in the industry and help to heighten the sense of realism of a 15/70-format film. IMAX sound systems are specifically designed for IMAX theaters and are an important competitive advantage of IMAX systems.

         THEATER SYSTEM LEASES. The Company's system leases generally have 10 to 20-year initial terms and are typically renewable by the customer for one or more additional 10-year terms. As part of the lease agreement, the Company advises the customer on theater design, custom assemblies and supervises the installation of the theater system, provides training in using the equipment to theater personnel and for a separate fee provides ongoing maintenance to the system. Prospective theater owners are responsible for providing the theater location, the design and construction of the theater building, the installation of the system and any other necessary improvements. Under the terms of the typical lease agreement, the title to all theater system equipment (including the projection screen, the projector and the sound system) remains with the Company. The Company has the right to remove the equipment for non-payment or other defaults by the customer. The contracts are generally not cancelable by the customer unless the Company fails to perform its obligations. The contracts are generally denominated in U.S. dollars, except in Canada and Japan, where contracts are generally denominated in Canadian dollars and Japanese Yen, respectively.

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

         SALES BACKLOG. Signed contracts for theater system installations are listed as sales backlog prior to the time of revenue recognition. Sales backlog represents the total value of all signed system sales and lease agreements that are contracted to be recognized as revenue in the future. Sales backlog includes initial rental fees along with the present value of contractual minimum rents due over the lease term, but excludes maintenance revenues as well as rents in excess of contractual minimums that might be received in the future. Sales backlog does not include revenues from theaters in which the Company has an equity-interest, agreements covered by letters of intent or conditional theater commitments.

                                IMAX CORPORATION

IMAX SYSTEMS (cont'd)

         IMAX THEATERS (cont'd)

         The Company believes that all of the contractual obligations of customers whose systems are listed in sales backlog are valid and binding commitments. However, there can be no assurances that customers will ultimately honor such obligations, or that the Company will be successful if it litigated to enforce such obligations. In addition, customers with system obligations in backlog sometimes request that the Company agree to modify or reduce such obligations. The Company has, from time-to-time, agreed to restructure certain lease obligations of its customers under certain circumstances, and there can be no assurances that other backlog obligations of customers will not be modified, reduced or otherwise restructured in the future.

         The following chart shows the number of the Company's theater systems by product, installed base and backlog as of December 31:


                                              2002
-----------------------------------------------------------------------------------------------------------------
                                         2D                                                3D
                     -----------------------------------------       --------------------------------------------
                                     INSTALLED                                          INSTALLED
                                     ---------                                          ---------
                       PRODUCT         BASE          BACKLOG           PRODUCT            BASE          BACKLOG
                       -------         ----          -------           -------            ----          -------
Flat Screen......    IMAX(R)            56              4            IMAX(R)3D             81             32
                                                                     IMAX(R)3D SR          30             23
Dome Screen......    IMAX(R)Dome        65              4

                                              2001
-----------------------------------------------------------------------------------------------------------------
                                         2D                                                3D
                     -----------------------------------------       --------------------------------------------
                                     INSTALLED                                          INSTALLED
                                     ---------                                          ---------
                       PRODUCT         BASE          BACKLOG           PRODUCT            BASE          BACKLOG
                       -------         ----          -------           -------            ----          -------
Flat Screen.......   IMAX(R)            59              3            IMAX(R)3D             79              29
                                                                     IMAX(R)3D SR          26              25
Dome Screen.......   IMAX(R)Dome        63              3

         The Company's sales backlog was $154.9 million at December 31, 2002 (2001 - $157.0 million) which represented contracts for 63 theater systems (2001
- 60 theater systems). The Company expects to install between 15 to 20 theater systems from its sales backlog in 2003 (2002 - 13 theater systems). The Company installed 3 theater systems in 2002, that were not included in the December 31, 2001 backlog total.

         IMAX AND IMAX DOME SYSTEMS. IMAX and IMAX Dome systems make up the largest component of the Company's installed theater base. IMAX theaters, with a flat screen, were introduced in 1970, while IMAX Dome theaters (2D and 3D), which are designed for tilted dome screens, were introduced in 1973. There have been several significant proprietary and patented enhancements to these systems since their introduction.

         IMAX 3D AND IMAX 3D SR SYSTEMS. IMAX 3D theaters utilize a flat screen 3D system which produces realistic three-dimensional images on a giant IMAX screen. The Company believes that the IMAX 3D system offers consumers one of the most realistic 3D experiences available today. To create the 3D effect, the audience uses either polarized or electronic glasses that separate the left-eye and right-eye images. The IMAX 3D projectors can project both 2D and 3D films, allowing theater owners the flexibility to exhibit either type of film. The Company offers upgrades to existing theaters which have 2D IMAX projection systems to IMAX 3D projection systems. Since the introduction of IMAX 3D technology, the Company has upgraded 14 theater systems.

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

                                IMAX CORPORATION

IMAX SYSTEMS (cont'd)

         SOUND SYSTEMS

         The Company believes it is a world leader in the design and manufacture of sound systems for all applications including traditional movie theaters, auditoriums and specialized uses including the development of 3D sound capabilities and manufacturing of the sound systems for IMAX theaters. In February 2001, the Company decided to relocate the manufacture of sound systems from Birmingham, Alabama to the Company's headquarters near Toronto, Canada.

FILMS

         FILM PRODUCTION, DISTRIBUTION AND POST-PRODUCTION

         The Company produces films which are financed internally and through third parties. With respect to films financed by third parties, the Company generally receives a film production fee in exchange for producing the films and is appointed the exclusive distributor of the film. When the Company produces films, it typically hires production talent and specialists on a project-by-project basis allowing the Company to retain creative and quality control without the burden of significant ongoing overhead expenses. Typically, the ownership rights to films produced for third parties are held by the film sponsors, the film investors and the Company.

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

         The library of 15/70-format films includes general entertainment and educational films on subjects such as space, wildlife, music, history and natural wonders, and consisted of 200 films at the end of 2002, of which the Company had distribution rights to 59 such films. In recent years, several 15/70-format commercial films have been successfully released, including SPACE STATION which was released in April 2002 and has grossed over $39.0 million as of December 31, 2002, T-REX: Back to the Cretaceous, which was released by the Company in 1998 and has grossed over $72.5 million to date, Everest, which was released by MacGillivray Freeman Films in 1998 and has grossed over $120.6 million to date and Fantasia 2000: The IMAX Experience(R) which was released by the Company and Buena Vista Pictures Distribution, a unit of The Walt Disney Company in 2000. Fantasia 2000, the first theatrical full-length feature film to be reformatted into 15/70-format film and became the fastest grossing large-format film in history and has grossed over $80.5 million to date. 15/70-format films have significantly longer exhibition periods than conventional 35mm films and many of the films in the library have remained popular for significantly longer periods including the films To Fly! (1976), Grand Canyon - The Hidden Secrets (1984) and The Dream Is Alive (1985). In 2002, there were 21 new films released in the 15/70-format by all distributors.

         In 2002, the Company commenced production of 15/70-format films, which are re-mastered from 35mm studio films using the Company's IMAX DMR technology. The Company generally receives a processing fee for IMAX DMR re-mastering, the cost of which is borne by the rights holder of the 35mm film. The Company may also receive distribution rights to the 15/70-format films produced using the IMAX DMR technology.

         The Company released the first film using IMAX DMR, Imagine Entertainment's Apollo 13: The IMAX Experience, in 22 theaters in September 2002. The Company produced its second IMAX DMR re-mastered film, Star Wars:
Episode II Attack of the Clones - The IMAX Experience, which was released by 20th Century Fox in November 2002 in 58 theaters.

                                IMAX CORPORATION

FILMS (cont'd)

         FILM PRODUCTION, DISTRIBUTION AND POST-PRODUCTION (cont'd)

         David Keighley Productions 70MM Inc., a wholly-owned subsidiary of the Company, provides film post-production and quality control services for 15/70-format films (whether produced internally or externally), and digital post-production services.

         DIGITAL RE-MASTERING ("IMAX DMR")

         The Company has developed technology that makes it possible for any 35mm live-action film to be transformed into the unparalleled image and sound quality of The IMAX Experience. This patent-pending, proprietary system, known as IMAX DMR, opens the IMAX theater network up to releases from Hollywood's massive library of films ranging from well-known classics to today's event films. The resulting images are as large, sharp and visually stunning as the classic IMAX films audiences historically associate with the IMAX brand.

         The IMAX DMR process involves the following:

         - scanning, at the highest resolution possible, each individual frame of the 35mm film and converting it into a digital image;

         - optimizing the image using proprietary image enhancement tools developed and refined over many years;

         - analyzing the information contained within a 35mm frame format and enhancing the digital image using techniques such as sharpening, color correction, grain removal and the elimination of unsteadiness; and

         -        recording the enhanced digital signal onto 15/70-format film.

         During the re-mastering process, IMAX DMR technology introduces no perceptible digital artifacts and the highly automated system allows the process to meet rigorous film production schedules.

         For IMAX DMR releases, the original soundtrack of the 35mm film is re-mastered for IMAX's six-channel loudspeaker system. Unlike conventional theater sound systems, IMAX sound systems are uncompressed, full fidelity and use proprietary loudspeaker systems that ensure every theater seat is in a good listening position with surround sound that puts audiences in the picture. With IMAX DMR the Company can create that immersive experience with clear, distortion-free soundtracks for films originally produced in 35mm. While the Company can only convert 35mm images into IMAX's 15/70-format film in 2D today, the Company has a research and development program underway focused on converting live action 35mm film to IMAX 3D. However, the Company currently has the ability to convert computer generated animation to IMAX 3D and have done so successfully with the 1999 release of Cyberworld.

OTHER

         THEATER OPERATIONS AND INVESTMENTS

         The Company has seven owned and operated theaters and four theaters in which the Company has entered into commercial arrangements with third parties to operate the theaters and share in profits and losses.

         In the case of third-party theaters, the Company generally contributes the projection and sound system to the theater in exchange for a percentage of the theater revenues and/or profits and losses. The Company's partner is generally responsible for constructing and outfitting the theater. The Company may also provide management services in return for a fee or a percentage of theater revenues as part of the equity interest.

                                IMAX CORPORATION

OTHER (cont'd)

         CAMERAS

         The Company rents 2D and 3D 15/70-format cameras and provides technical and post-production services to third-party producers for a fee. The Company maintains cameras and other film equipment to support third-party producers and also offers production advice and technical assistance to filmmakers.

         The Company has developed state-of-the-art patented dual and single filmstrip 3D cameras which are among the most advanced motion pictures cameras in the world and are the only 3D cameras of their kind. The IMAX 3D camera simultaneously shoots left-eye and right-eye images and its compact size allows filmmakers access to a variety of locations, such as underwater or aboard aircrafts. The Company has dual filmstrip cameras available for rent.

MARKETING AND CUSTOMERS

         The Company markets its theater systems through a direct sales force and marketing staff located in offices in Canada, the United States, Europe, China and Japan. In addition, the Company has agreements with consultants, business brokers and real estate professionals to locate potential customers and theater sites for the Company on a commission basis.

         The Company has experienced an increase in the number of commercial theater signings and international signings since 1995. The commercial theater segment of the Company's theater network is now its largest segment with a total of 120 theaters opened. At December 31, 2002, 38.0% of all opened theaters are for locations outside of North America. The Company's institutional customers include science and natural history museums, zoos, aquaria and other educational and cultural centers. The Company also leases its systems to theme parks, tourist destination sites, fairs and expositions. The following tables outlines the breakdown of installations by geographic segment as at December 31:

                                                                                              2002             2001
                                                                                        ---------------   --------------
                                                                                         INSTALLED BASE   INSTALLED BASE
                                                                                        ---------------   --------------
Canada............................................................................             23               23
United States.....................................................................            113              110
Europe............................................................................             43               41
Japan.............................................................................             18               20
Rest of World.....................................................................             35               33
                                                                                        ---------         --------
Total.............................................................................            232              227
                                                                                        =========         ========

         For information on revenue break-down by geographic area, see note 19(b) to the audited financial statements in Item 8. No one customer represents more than 3.0% of the Company's installed base of theaters. The Company has no dependence upon a single customer, or a few customers, the loss of any one or more of which would have a material adverse effect on the Company.

                                IMAX CORPORATION

INDUSTRY AND COMPETITION

         The Company competes with a number of manufacturers of large-format film projection systems; most of which utilize smaller film formats, including 8-perforation film frame, 70mm and 10-perforation film frame, 70mm formats, which the Company believes delivers an image that is inferior to The IMAX Experience. The IMAX theater network and the number of 15/70-format films to which the Company has distribution rights are substantially larger than those of its 15/70-format competitors, and IMAX DMR reformatted films are available exclusively to the IMAX theater network. The Company's customers generally consider a number of criteria when selecting a large-format theater including quality, reputation, brand name recognition, type of system, features, price and service. The Company believes that its competitive strengths include the value of the IMAX(R) brand name, the quality and historic up-time of IMAX theater systems, the number and quality of 15/70-format films that it distributes, the quality of the sound system included with the IMAX theater, the potential availability of Hollywood event films to IMAX theaters through IMAX DMR technology and the level of the Company's service and maintenance efforts. Virtually all of the best performing large format theaters in the world are IMAX theaters.

         The commercial success of the Company's products is ultimately dependent upon consumer preferences. The out-of-home entertainment industry in general continues to go through significant changes, primarily due to technological developments and changing consumer tastes. Numerous companies are developing new entertainment products for the out-of-home entertainment industry and there are not guaranties that some of these new products will not be competitive with, superior to or more cost effective than the Company's products.

THE IMAX BRAND

         The IMAX brand is world famous and stands for immersive family entertainment that combines stunning images of exceptional quality and clarity on screens up to one-hundred feet wide and eight stories tall with the Company's proprietary 6-channel digital sound systems and unique theater designs. The Company believes that like Disney, IMAX is one of the few brands generally recognized by consumers in filmed entertainment. The Company's research shows that moviegoers decide to take their families specifically to an IMAX theater and consider it a special event. In addition, the Company believes that its significant brand loyalty among consumers provides it with a strong, sustainable position in the large-format theater industry. The IMAX brand name cuts across geographic and demographic boundaries.

         Historically, the Company's brand identity was grounded in its educational film presentations to families around the world. With an increasing number of IMAX theaters based in multiplexes and with a recent history of commercially successful films such as Everest, Fantasia/2000: The IMAX Experience and Beauty and the Beast, IMAX is rapidly increasing its commercial presence. The Company believes the strength of the IMAX brand will be an asset as it seeks for IMAX theaters to become a new window for Hollywood films. The Company believes that people will see the IMAX presentation of these films as a special, high-quality experience.

RESEARCH AND DEVELOPMENT

         The Company believes that it is one of the world's leading entertainment technology companies with significant in-house proprietary expertise in projection system, camera and sound system design, engineering and imaging technology. The Company believes that the motion picture industry will be affected by the development of digital technologies, particularly in the areas of content creation (image capture), post-production (editing and special effects), digital re-mastering (such as IMAX DMR), distribution and display. The Company has made significant investments in digital technologies, including the development of a proprietary, patent-pending technology to digitally enhance image resolution and quality of 35mm motion picture films, and has a number of patents pending and intellectual property rights in these areas.

         A key to the performance and reliability of the IMAX projector system is the Company's unique "rolling loop" film movement. The rolling loop advances the film horizontally in a smooth, wave-like motion, which enhances the stability of the image and greatly reduces wear of the film.

                                IMAX CORPORATION

         In 1997, the Company introduced the IMAX 3D SR projector, which was designed especially for multiplex operators and significantly lowered the capital and operating costs of IMAX theaters. The introduction of the SR theater system opened up new markets for the Company as the SR system requires a smaller attendance draw to earn a required financial return. IMAX believes that there are still significant operation and capital cost savings to be achieved in building and operating IMAX theater systems and the Company is currently involved in a research and development project focused on this area.

         The IMAX DMR technology converts a 35mm frame into its digital form at a very high resolution. The proprietary system recreates a pristine form of the original photography. The Company believes the proprietary computer process makes the images sharper than the original and the completed re-mastered film, now nearly 10 times larger than the original, is transferred onto the world's largest film format, 15/70-format. Each film's original soundtrack is also recreated and upgraded to Company standards.

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

         As of December 31, 2002, 27 of the Company's employees were connected with research and development projects.

MANUFACTURING AND SERVICE

PROJECTION SYSTEMS MANUFACTURING

         The Company assembles its giant-screen projection systems at its Corporate Headquarters and Technology Center in Mississauga, Canada (near Toronto). A majority of the components for the Company's systems are purchased from outside vendors. The Company develops and designs all the key elements for the proprietary technology involved in its projector and camera systems. Fabrication of these components is then subcontracted to a group of carefully pre-qualified suppliers. Manufacture and supply contracts are signed for the delivery of components on an order-by-order basis. The Company has developed long-term relationships with a number of significant suppliers, and the Company believes its existing suppliers will continue to supply quality products in quantities sufficient to satisfy its needs. The Company inspects all components and sub-assemblies, completes the final assembly and then subjects the systems to comprehensive testing prior to shipment. IMAX theater systems have had historical operating uptimes based on scheduled shows of approximately 99.9%.

SOUND SYSTEMS MANUFACTURING

         The Company develops, designs and assembles the key elements of its theater sound systems. The standard IMAX theater sound system comprises components from a variety of sources with approximately 50% of the materials cost of each system attributable to proprietary components provided under original equipment manufacturers agreements with outside vendors. These proprietary components include custom loudspeaker enclosures and horns and specialized amplifiers, signal processing and control equipment. In February 2001, the Company decided to relocate the manufacture of sound systems from Birmingham, Alabama to the Company's headquarters near Toronto, Canada.

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

                                IMAX CORPORATION

PATENTS AND TRADEMARKS

         The Company's inventions cover various aspects of its proprietary technology and many of such inventions are protected by Letters of Patent or applications filed throughout the world, most significantly in the United States, Canada, Japan, Korea, France, Germany and the United Kingdom. The subject matter covered by these patents and applications encompasses electronic circuitry and mechanisms employed in film projectors and projection systems (including 3D projection systems), a method for synchronizing digital data systems and a process for digitally re-mastering 35mm films into 15/70-format. The Company has been diligent in the protection of its proprietary interests.

         The Company currently holds 43 patents, has 15 patents pending in the United States and has corresponding patents or filed applications in many countries throughout the world. While the Company considers its patents to be important to the overall conduct of its business, it does not consider any particular patent essential to its operations. Certain of the Company's patents in the United States, Canada and Japan for improvements to the IMAX projector, IMAX 3D Dome and sound systems expire between 2008 and 2018.

         The Company owns or otherwise has rights to trademarks and trade names used in conjunction with the sale of its products, systems and services. The following trademarks are considered significant in terms of the current and contemplated operations of the Company: IMAX(R), The IMAX Experience(R), An IMAX Experience(R), IMAX(R) DMR(TM), IMAX(R) 3D and IMAX(R) Dome. These trademarks are widely protected by registration or common law throughout the world. The Company also owns the service mark IMAX THEATRE(TM). The Company vigorously enforces its trademarks and trade names against whomever it believes is infringing upon the Company's rights.

EMPLOYEES

         As of December 31, 2002, the Company had 288 employees not including hourly employees at Company owned and operated theaters.

AVAILABLE INFORMATION

         The Company makes available free of charge its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K as soon as reasonably practicable after the such filing has been made with the Securities and Exchange Commission. Reports may be obtained through the Company's website at www.imax.com or by calling investor relations at 905-403-6500.

ITEM 2. PROPERTIES

         The Company's principal executive offices are located in Mississauga, Ontario, Canada, New York, New York and Santa Monica, California. The Company's principal facilities are as follows:

                                              OPERATION                            OWN/LEASE        EXPIRATION
                                              ---------                            ---------        ----------
Mississauga, Ontario........   Headquarters, Administrative, Assembly and            Own               N/A
                                  Research and Development
New York, New York..........   Executive                                             Lease             2004
Santa Monica, California....   Sales, Marketing, Film Production and Post-           Lease             2012
                                  Production
Birmingham, Alabama(1)......   Sound Facilities Service                              Lease             2004
Kempten, Germany(2).........   Sales and Marketing                                   Lease             2003
Shanghai, China.............   Sales and Marketing                                   Lease             2003
Singapore(3)................   Sales and Marketing                                   Lease              N/A
Tokyo, Japan................   Sales, Marketing, Maintenance and Theater             Lease             2003
                                  Design
Toronto, Canada.............   Film Production                                       Lease             2003

(1) This facility was sold as a manufacturing office in May 2002. Following the sale, the Company entered into lease agreement for a limited space to continue sound facilities services.

(2)      This facility was closed as a business office in March 2002.

(3)      This facility was closed as a business office in July 2002.

                                IMAX CORPORATION

ITEM 3. LEGAL PROCEEDINGS

         In November 2001, the Company filed a complaint with the High Court of Munich (the "Court") against Big Screen, a German large-screen cinema owner in Berlin ("Big Screen"), demanding payment of rental payments and certain other amounts owed to the Company. Big Screen has raised a defense based on alleged infringement of German antitrust rules, relating mainly to an allegation of excessive pricing. Big Screen is also a member of Euromax, an association of European large-screen cinema owners that filed a complaint in 2000 with the European Commission based on European Community ("EC") competition rules, which was dismissed in its entirety by the EC in July 2002. Euromax is entitled to a decision in appealable form, therefore the Company expects the EC to confirm its rejection of the complaint in the form of an appealable decision. Big Screen had brought a number of motions for restraining orders in this matter relating to the Company's provision of films and maintenance, all of which have been rejected by the courts, including the Berlin Court of Appeals, and for which all appeals have been exhausted. The Company believes that all of the allegations in Big Screen's individual defense are meritless and will accordingly continue to prosecute this matter vigorously. The Company believes that the amount of the loss, if any, suffered in connection with this dispute would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

         In June 2000, a complaint was filed against the Company and a third party by Mandalay Resort Group formerly known as Circus Circus Enterprises, Inc., alleging breach of contract and express warranty, fraud and misrepresentation in connection with the installation of certain motion simulation bases in Nevada. The case is being heard in the U.S. District Court for the District of Nevada. The complainant is seeking damages in excess of $4.0 million. The Company has brought a third party action against Tri-Tech International, Inc. ("Tri-Tech") claiming that any liability of the Company would be due to Tri-Tech's non-performance. The Company believes that the allegations made against it in the complaint are meritless and will accordingly defend the matter vigorously. The Company further believes that the amount of loss, if any, suffered in connection with this lawsuit would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

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

         In March 2001, a complaint was filed against the Company by Muvico Entertainment, L.L.C. ("Muvico"), alleging misrepresentation and seeking rescission in respect of the system lease agreements between the Company and Muvico. The Company filed counterclaims against Muvico for breach of contract, unjust enrichment unfair competition and/or deceptive trade practices and theft of trade secrets, and brought claims against MegaSystems, Inc. ("MegaSystems"), a large-format theater system manufacturer, for tortious interference and unfair competition and/or deceptive trade practices and to enjoin Muvico and MegaSystems from using the Company's confidential and proprietary information. The case is being heard in the U.S. District Court, Southern District of Florida, Miami Division. The Company moved for summary judgement on its contract claims against Muvico in September 2002 and is awaiting a ruling by the court. The Company believes that the allegations made by Muvico in its complaint are entirely without merit and will accordingly defend the claims vigorously. The Company further believes that the amount of loss, if any, suffered in connection with this lawsuit would not have a material impact on the financial position or results of operation of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

         In August 2000, Edwards Theaters Circuit, Inc. and related companies ("Edwards") filed for protection under Chapter 11 of the United States bankruptcy code in the U.S. Bankruptcy Court for the Central District of California, Santa Ana Division. On August 2, 2001, the Company filed a proof of claim in the amount of $28.9 million for amounts due and owing to the Company at the time of the commencement of the bankruptcy and for damages arising from Edwards' rejection of certain IMAX equipment leases pursuant to section 365 of the Bankruptcy Code. On October 29, 2002, the Company entered into an agreement with Regal Entertainment Group, Inc., an affiliate of Edwards, resolving all litigation and bankruptcy claims between the Company and Edwards.

                                IMAX CORPORATION

         The Company has received requests for information from the United States Securities and Exchange Commission (the "Commission") in connection with an informal inquiry by the Commission into certain trading in the equity securities of the Company in January 2002. The Company is co-operating fully with the Commission's requests and does not believe that it is the target of the Commission's inquiry or that such inquiry will have a material adverse effect on the Company's business, financial condition or results of operation.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of the security holders during the quarter ended December 31, 2002.

                                IMAX CORPORATION

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common shares are listed for trading under the trading symbol "IMAX" on the Nasdaq National Market System ("Nasdaq"). The common shares are also listed on The Toronto Stock Exchange ("TSX") under the trading symbol "IMX". The following table sets forth the range of high and low sales prices per share for the common shares on Nasdaq and the TSX.

                                                                                        U.S. DOLLARS
                                                                             -------------------------------
                                                                              HIGH                      LOW
                                                                             ------                    -----
NASDAQ
Year ended December 31, 2002
     Fourth quarter........................................................   5.600                    3.500
     Third quarter.........................................................   6.050                    2.850
     Second quarter........................................................   7.850                    3.554
     First quarter.........................................................   4.890                    1.850
Year ended December 31, 2001
     Fourth quarter........................................................   2.650                    0.760
     Third quarter.........................................................   2.470                    0.550
     Second quarter........................................................   3.219                    1.450
     First quarter.........................................................   7.188                    2.750

                                                                                     CANADIAN DOLLARS
                                                                             -------------------------------
                                                                              HIGH                      LOW
                                                                             ------                    -----
TSX
Year ended December 31, 2002
     Fourth quarter........................................................   8.700                    5.450
     Third quarter.........................................................   9.500                    5.100
     Second quarter........................................................  12.000                    5.820
     First quarter.........................................................   7.600                    3.000
Year ended December 31, 2001
     Fourth quarter........................................................   4.100                    1.150
     Third quarter.........................................................   3.700                    0.800
     Second quarter........................................................   5.100                    2.250
     First quarter.........................................................  10.900                    4.200

         As of December 31, 2002 the Company had approximately 285 registered holders of record on the Company's common shares.

         The Company has not paid within the last three fiscal years, and has no current plans to pay, dividends on its common shares. The payment of dividends by the Company is subject to certain restrictions under the terms of the Company's indebtedness (see note 11 to the audited financial statements in Item 8 and the discussion of liquidity and capital resources in Item 7). The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including the Company's financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

                                IMAX CORPORATION

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (cont'd)

EQUITY COMPENSATION PLAN

         The following table sets forth information regarding the Company's Stock Option Plan as of December 31, 2002:

                                                                                                  Number of securities
                                                                                                 remaining available for
                                                                                                  future issuance under
                                      Number of securities to         Weighted average              equity compensation
                                      be issued upon exercise        exercise price of              plans (excluding
                                      of outstanding options,       outstanding options,         securities reflected in
Plan category                           warrants and rights          warrants and rights               column (a))
---------------------------------     -----------------------       --------------------         -----------------------
                                          (a)                          (b)                             (c)
Equity compensation plans                     5,640,898                      $11.31                        2,726,742
approved by security holders
Equity compensation plans not                       nil                         nil                              nil
approved by security holders
                                          -------------                ------------                    -------------
Total                                         5,640,898                      $11.31                        2,726,742
                                          =============                ============                    =============

RECENT SALES OF UNREGISTERED SECURITIES

         In 2002, the Company and a subsidiary of the Company purchased an additional $20.5 million in the aggregate of the Company's 5.75% Convertible Subordinated Notes due April 1, 2003 (the "Subordinated Notes") for $8.1 million consisting of $6.0 million in cash and 1,000,000 common shares of the Company valued at $2.1 million. (See Liquidity and Capital Resources in Item 7).

         On January 7, 2002, the Company issued 1,000,000 common shares of the Company to holders of the Company's Subordinated Notes, in connection with the purchase by the Company and a subsidiary of the Company of $19.5 million in the aggregate of the Company's Subordinated Notes for $7.3 million, consisting of $5.2 million in cash and common shares of the Company valued at $2.1 million. During 2001, the Company issued 677,600 common shares of the Company to holders of the Company's Subordinated Notes, in connection with the purchase by the Company and a subsidiary of the Company of $70.4 million in the aggregate of the Company's Subordinated Notes for $13.7 million, consisting of $12.5 million in cash and common shares of the Company valued at $1.2 million. These transactions were exempt from registration under the U.S. Securities Act of 1933 (the "1933 Act") pursuant Section 3(a)(9) of the 1933 Act on the basis that the common shares were exchanged by the Company exclusively with its existing security holders.

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

                                IMAX CORPORATION

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (cont'd)

CERTAIN INCOME TAX CONSIDERATIONS (cont'd)

UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS (cont'd)

         DISTRIBUTIONS ON COMMON SHARES

         In general, distributions (without reduction for Canadian withholding taxes) paid by the Company with respect to the common shares will be taxed to a U.S. Holder as ordinary income to the extent that such distributions do not exceed the current and accumulated earnings and profits of the Company (as determined for U.S. federal income tax purposes). The amount of a distribution that exceeds the earnings and profits of the Company will be treated first as a non-taxable return of capital to the extent of the U.S. Holder's tax basis in the common shares and thereafter as taxable capital gain. Corporate holders generally will not be allowed a deduction for dividends received in respect of distributions on common shares. Subject to the limitations set forth in the U.S. Internal Revenue Code, as modified by the United States-Canada income tax treaty, U.S. Holders may elect to claim a foreign tax credit against their U.S. federal income tax liability for Canadian income tax withheld from dividends. Alternatively, U.S. Holders may claim a deduction for such amounts of Canadian tax withheld.

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

                                                                                     YEARS ENDED DECEMBER 31,
                                                                 ----------------------------------------------------------------
                                                                    2002         2001          2000         1999          1998
                                                                 ----------   ----------    ----------   ----------    ----------
STATEMENTS OF OPERATIONS DATA:
REVENUE
   IMAX systems(1).............................................  $   70,959   $   76,582    $  113,226   $  126,826    $  140,874
   Films.......................................................      40,556       29,923        41,711       47,227        30,824
   Other.......................................................      19,135       12,154        18,179       18,783        18,657
                                                                 ----------   ----------    ----------   ----------    ----------
   Total revenue...............................................     130,650      118,659       173,116      192,836       190,355
COSTS OF GOODS AND SERVICES(2).................................      78,438       97,391       112,655       97,973       111,784
                                                                 ----------   ----------    ----------   ----------    ----------
GROSS MARGIN...................................................      52,212       21,268        60,461       94,863        78,571
Selling, general and administrative expenses(3)................      36,916       48,962        53,384       34,450        38,777
Research and development.......................................       2,362        3,385         6,497        3,136         2,745
Amortization of intangibles(4).................................       1,418        3,005         2,948        2,159         5,948
Loss (income) from equity-accounted investees(5)...............        (283)         (73)        4,811          683         6,763
Restructuring costs and asset impairments (recoveries)(6)......      (2,961)      59,868        11,152           --            --
                                                                 ----------   ----------    ----------   ----------    ----------
EARNINGS (LOSS) FROM OPERATIONS................................      14,760      (93,879)      (18,331)      54,435        24,338
Interest income................................................         413          847         3,285        9,977         5,320
Interest expense...............................................     (17,570)     (22,020)      (21,961)     (21,860)      (14,646)
Impairment of long-term investments(7).........................          --       (5,584)       (4,133)          --            --
Foreign exchange gain (loss)...................................         403       (1,357)       (1,781)         977           588
                                                                 ----------   ----------    ----------   ----------     ---------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
   AND MINORITY INTEREST.......................................      (1,994)    (121,993)      (42,921)      43,529        15,600
Recovery of (provision for) income taxes(8)....................       3,606      (11,005)       13,139      (16,642)       (9,810)
                                                                 ----------   ----------    ----------   ----------    ----------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY
   INTEREST....................................................       1,612     (132,998)      (29,782)      26,887         5,790
Minority interest..............................................          --           --            --       (1,207)       (1,895)
                                                                 ----------   ----------    ----------   ----------    ----------
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS.................       1,612     (132,998)      (29,782)      25,680         3,895
Net earnings (loss) from discontinued operations...............       2,066      (50,850)       (2,055)        (447)           --
                                                                 ----------   ----------    ----------   ----------    ----------
NET EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGES IN
   ACCOUNTING PRINCIPLES AND EXTRAORDINARY ITEMS...............       3,678     (183,848)      (31,837)      25,233         3,895
Cumulative effect of changes in accounting principles,
   net of income tax benefit of  $37,286(9)....................          --           --       (61,110)          --            --
Extraordinary loss on early retirement of debt, net of income
   tax benefit of $1,588(10)...................................          --           --            --           --        (2,095)
Extraordinary gain on repurchase of convertible subordinated
   notes, net of income tax expense of $3,606 and $16,843 (11).       8,294       38,734            --           --            --
                                                                 ----------   ----------    ----------   ----------    ----------
NET EARNINGS (LOSS)............................................  $   11,972   $ (145,114)   $  (92,947)  $   25,233    $    1,800
                                                                 ==========   ==========    ==========   ==========    ==========
EARNINGS (LOSS) PER SHARE:
Earnings (loss) per share - basic:
   Net earnings (loss) from continuing operations..............  $     0.05   $    (4.30)   $    (1.00)  $     0.86    $     0.10
   Net earnings (loss) from discontinued operations............  $     0.06   $    (1.64)   $    (0.07)  $    (0.01)   $       --
                                                                 -----------  ----------    ----------   ----------    ----------
   Net earnings (loss) before cumulative effect of changes in
    accounting principles and extraordinary items..............  $     0.11   $    (5.94)   $    (1.07)  $     0.85    $     0.10
   Cumulative effect of changes in accounting principles.......  $       --   $       --    $    (2.04)  $       --    $       --
   Extraordinary items.........................................  $     0.25   $     1.25    $       --   $       --    $    (0.07)
                                                                 -----------  ----------    ----------   ----------    ----------
   Net earnings (loss).........................................  $     0.36   $    (4.69)   $    (3.11)  $     0.85    $     0.03
                                                                 ==========   ==========    ==========   ==========    ==========
Earnings (loss) per share - diluted:
   Net earnings (loss) from continuing operations..............  $     0.05   $    (4.30)   $    (1.00)  $     0.84    $     0.09
   Net earnings (loss) from discontinued operations............  $     0.06   $    (1.64)   $    (0.07)  $    (0.01)   $       --
                                                                 ----------  -----------    ----------   ----------    ----------
   Net earnings (loss) before cumulative effect of changes in
    accounting principles and extraordinary items..............  $     0.11   $    (5.94)   $    (1.07)  $     0.83    $     0.09
   Cumulative effect of changes in accounting principles.......  $       --   $       --    $    (2.04)  $       --    $       --
   Extraordinary items.........................................  $     0.25   $     1.25    $       --   $       --    $    (0.06)
                                                                 ----------   ----------    ----------   ----------    ----------
   Net earnings (loss).........................................  $     0.36   $    (4.69)   $    (3.11)  $     0.83    $     0.03
                                                                 ==========   ===========   ==========   ==========    ==========

                                IMAX CORPORATION

(1) Included in IMAX systems revenue is $5.1 million for 2002, $5.5 million in 2001 and $1.4 million in 2000 for restructured and/or terminated lease agreements with customers.

(2) In 2001 costs of goods and services included a $4.1 million and a $16.5 million charge relating to a decline in net realizable value of the Company's inventories and film assets, respectively. The year ended December 31, 2000 included a $8.6 million charge which related to the write-down of certain films in distribution. The year ended December 31, 1998 included a $7.9 million charge related to rationalization of the Company's motion simulation division and $19.1 million related to the write-down of the value of some of the Company's films.

(3) The year ended December 31, 2001 selling, general and administrative expenses included a $2.6 million non-cash compensation charge resulting from a stock grant issuance and $4.5 million relating to the Company's accounts receivable, as collectibility on certain accounts was considered uncertain. The year ended December 31, 2000 included a $13.1 million charge for estimated uncollectible accounts receivable.

(4) Amortization of intangibles in 1998 included a $3.3 million charge related to the write-off of goodwill associated with the Ridefilm business.

(5) In 2000, loss (income) from equity-accounted investees included a $4.0 million provision related to the guarantee of a term loan undertaken by the Forum Ride Associates joint venture. In 1998, it included the Company's 50% share of the loss of Forum Ride Associates and a provision against the remaining carrying value of the Company's equity investment in Forum Ride Associates totaling $6.1 million and a $0.5 million provision against an equity investment in a motion simulation ride.

(6) In 2001, restructuring costs and asset impairments (recoveries) included a charge of $16.3 million as part of the Company's efforts to streamline the business by reducing its overall corporate workforce and relocate its sound-system facility to near Toronto, Canada. In addition, the Company recorded charges of $13.6 million relating to net investment in leases, $26.7 million of fixed assets, and $3.3 million of other assets to recognize a decline in value the Company considered other than temporary. In 2000, asset impairments included charges of $11.2 million relating to fixed assets.

(7) Impairment of long-term investments includes a charge of $5.6 million and $4.1 million relating to the impairment of certain of the Company's long-term investments, for the years ended December 31, 2001 and 2000, respectively.

(8) In 2002, the $3.6 million recovery of income taxes represents a decrease in the valuation allowance associated with the utilization of loss carryforwards against the gain from the repurchase of Subordinated Notes. In 2001, the provision for income taxes includes a $41.2 million increase in the valuation allowance to reflect uncertainty associated with realization of the Company's deferred income tax asset.

(9) In 2000, the Company recognized an after-tax charge of $54.5 million in accordance with the interpretive guidance of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). In fiscal 2000, the Company also adopted AICPA Statement of Position 00-2, "Accounting by Producers or Distributors of Film" ("SOP 00-2") and recorded an after-tax charge of $6.6 million to reflect the adoption of this new principle.

(10) In 1998, all of the 10% senior notes due 2001 were redeemed. The excess of the redemption price over the principal amount of $2.8 million and the write-off of the unamortized deferred financing costs of $0.9 million resulted in an extraordinary pre-tax loss of $3.7 million.

(11) During 2002, the Company and a wholly owned subsidiary of the Company purchased and cancelled an aggregate of $20.5 million of the Company's Subordinated Notes for $8.1 million, represented by $6.0 million in cash by the subsidiary and $2.1 million in common shares by the Company. During 2001, the Company and a wholly owned subsidiary of the Company purchased and cancelled an aggregate of $70.4 million of the Company's Subordinated Notes for $13.7 million, represented by $12.5 million in cash by the subsidiary and $1.2 million in common shares by the Company.

                                IMAX CORPORATION

QUARTERLY STATEMENTS OF OPERATIONS SUPPLEMENTARY DATA:

                                                                                               2002
                                                                       ----------------------------------------------------
                                                                           Q1(1)          Q2           Q3(1)        Q4
                                                                       -----------   -----------   -----------  -----------
Sales............................................................      $    31,275   $    38,851   $    23,179  $    37,345
Cost of goods and services.......................................           17,868        20,162        16,397       24,011
                                                                       -----------   -----------   -----------  -----------
Gross margin.....................................................      $    13,407   $    18,689   $     6,782  $    13,334
                                                                       ===========   ===========   ===========  ===========

Net earnings (loss) from continuing operations...................      $     2,005   $     3,271   $    (4,453) $       789
Net earnings from discontinued operations........................               --            --         2,066           --
                                                                       -----------   -----------   -----------  -----------
Net earnings (loss) before extraordinary items...................            2,005         3,271        (2,387)         789
Extraordinary gain (loss) on repurchase of convertible
     subordinated notes, net of income tax expense...............            8,542          (236)           93         (105)
                                                                       -----------   -----------   -----------  -----------
Net earnings (loss)..............................................      $    10,547   $     3,035   $    (2,294) $       684
                                                                       ===========   ===========   ===========  ===========

Net earnings (loss) per share - basic............................      $      0.32   $      0.09   $     (0.07) $      0.02
Net earnings (loss) per share - fully diluted....................      $      0.32   $      0.09   $     (0.07) $      0.02

                                                                                               2001
                                                                       ----------------------------------------------------
                                                                           Q1             Q2           Q3            Q4
                                                                       -----------   -----------   -----------  -----------
Sales............................................................      $    28,679   $    32,785   $    23,337  $    33,858
Cost of goods and services.......................................           18,902        21,090        33,139       24,260
                                                                       -----------   -----------   -----------  -----------
Gross margin.....................................................      $     9,777   $    11,695   $    (9,802) $     9,598
                                                                       ===========   ===========   ===========  ===========

Net loss from continuing operations..............................      $   (12,759)  $    (8,895)  $   (91,907) $   (19,437)
Net earnings (loss) from discontinued operations.................           (1,012)       (2,529)      (55,171)       7,862
Net loss before extraordinary items..............................          (13,771)      (11,424)     (147,078)     (11,575)
Extraordinary gain on repurchase of convertible
     subordinated notes, net of income tax expense...............               --            --         7,525       31,209
                                                                       -----------   -----------   -----------  -----------
Net earnings (loss)..............................................      $   (13,771)  $   (11,424)  $  (139,553) $    19,634
                                                                       ===========   ===========   ===========  ===========

Net earnings (loss) per share - basic............................      $     (0.45)  $     (0.37)  $     (4.48) $      0.63
Net earnings (loss) per share - fully diluted....................      $     (0.45)  $     (0.37)  $     (4.48) $      0.63

(1) Certain comparative figures have been reclassified to conform with the presentation adopted in the current period.

                                                                                 AS AT DECEMBER 31,
                                                          -----------------------------------------------------------------
BALANCE SHEETS DATA:                                         2002           2001          2000         1999         1998
                                                          -----------    -----------   -----------  -----------   ---------
Cash, cash equivalents and investments in marketable
  debt securities......................................   $    37,136    $    26,388   $    34,310  $   121,502   $ 202,941
Total assets(1)........................................       242,976        261,512       492,100      538,237     490,091
Total long-term indebtedness...........................       209,143        229,643       300,000      300,000     300,000
Total shareholders' equity (deficit)...................      (103,670)      (118,448)       22,263      111,065      84,446

(1)      Includes the assets of discontinued operations.

PRO FORMA AMOUNTS IN ACCORDANCE WITH SAB 101:

Pro forma amounts for the year ended December 31, 1999 as if SAB 101 had been applied during all years
   presented:                                                                                                      1999
                                                                                                               -----------
Total revenue..............................................................................................    $  166,617
Net earnings ..............................................................................................    $    7,655
   Net earnings per share - basic:.........................................................................    $     0.26
   Net earnings per share - fully diluted:.................................................................    $     0.25

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company is one of the world's leading entertainment technology companies and is known for presenting the world's best cinematic presentations together with IMAX and IMAX 3D. The IMAX(R) brand is recognized throughout the world for extraordinary and immersive family experiences. As of December 2002, there were 232 theaters operating in more than 30 countries.

         The Company derives revenue principally from long-term theater system lease agreements, maintenance agreements, the distribution of films and film production agreements. The Company also derives revenue from its owned and operated theaters, camera rentals and post-production services.

THEATER SYSTEMS

         The Company generally provides its theater systems to customers on a long-term lease basis with initial lease terms of typically 10 to 20 years. Lease agreements typically provide for three major sources of revenue: (i) initial rental fees; (ii) ongoing rental payments which include annual contractual minimum payments; and (iii) maintenance fees. The initial rental fees vary depending on the type of system and location and generally are paid to the Company in installments commencing upon the signing of the agreement. Ongoing rental payments are paid monthly over the term of the contract, commencing after system installation and are generally equal to the greater of a fixed minimum amount per annum or a percentage of box office receipts. An annual maintenance fee is generally payable commencing in the second year of theater operations. Both minimum rental payments and maintenance fees are typically indexed to the consumer price index.

         Theater system leases that transfer substantially all of the benefits and risks of ownership to customers are classified as sales-type leases as a result of meeting the criteria established by FASB Statement of Financial Accounting Standards No. 13 "Accounting for Leases". All other leases are treated as operating leases. Revenue from sales-type leases is recorded at the time the installation process is complete when; persuasive evidence of an agreement exists, the price is fixed or determinable and collection is reasonably assured. Upon revenue recognition, the initial rental fees due under the contract, along with the present value of minimum ongoing rental payments are recorded as revenues and the related projector costs including installation expenses are recorded in cost of goods and services. The Company recognizes revenue on theater systems, sales-type leases and sales at the time that installation is complete. The Company in certain circumstances sells its theater systems.

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

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

GENERAL (cont'd)

FILM PRODUCTION AND DISTRIBUTION

         In accordance with SOP 00-2 "Accounting by Producers or Distributors of Films", the Company recognizes revenue from licensing of exhibition rights to motion pictures produced or distributed by the Company when the film is complete and has been delivered, the license period has begun, the fee is fixed or determinable and collection is reasonably assured. Where the license fees are based on a share of the customer's revenue, and all other revenue recognition criteria are met, the Company recognizes revenue as the customer exhibits the film. Costs of producing films and acquiring film distribution rights are capitalized and amortized using the individual film-forecast-computation method, which amortizes film costs and accrues participation costs in the same ratio that current period actual revenue bears to estimated remaining unrecognized ultimate revenue as of the beginning of the fiscal year. All advertising, exploitation costs and marketing costs are expensed as incurred.

         The Company has developed a proprietary, patent-pending technology to digitally re-master 35mm live-action films into 15/70-format film for exhibition in IMAX theaters. This system, known as IMAX DMR, digitally enhances image resolution quality of 35mm motion picture films for projection on screens up to eight stories high and up to 120 feet wide, while maintaining the visual clarity and sound quality for which IMAX films are known. The Company believes that this technology has opened the IMAX theater network up to potential releases of Hollywood films including both library titles and simultaneous new releases. The Company believes that the development of this new technology is key to helping it execute on its strategy of growing its commercial theater network by becoming a new window for Hollywood films. While the Company is optimistic about the IMAX DMR technology, there is no guarantee that it will be commercially successful.

INTERNATIONAL OPERATIONS

         A significant portion of the Company's sales are made to customers located outside of the United States and Canada. During 2002, 2001 and 2000, 36.6%, 35.2%, and 47.2%, respectively, of the Company's revenues were derived outside the United States and Canada. The Company expects that international operations will continue to account for a substantial portion of its revenues in the future. The Company is subject to risks associated with operating in foreign countries. In order to minimize exposure to exchange rate risk, the Company prices theater systems (the largest component of revenues) in U.S. dollars except in Canada and Japan where they are priced in Canadian dollars and Japanese Yen, respectively. Annual minimum rental payments and maintenance fees follow a similar currency policy.

ACCOUNTING POLICIES AND ESTIMATES

         The Company reports its results under both United States Generally Accepted Accounting Principles ("U.S. GAAP") and Canadian Generally Accepted Accounting Principles. The financial statements and results referred to herein are reported under U.S. GAAP.

         The preparation of these financial statements requires management to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates its estimates, including those related to accounts receivable, net investment in leases, inventories, fixed and film assets, investments, intangible assets, income taxes, contingencies and litigation. Management bases its estimates on historical experience, future expectations and other assumptions that are believed to be reasonable at the date of the financial statements. Actual results may differ from these estimates due to uncertainty involved in measuring, at a specific point in time, events that are continuous in nature. The Company's significant accounting policies are discussed in note 2 of the audited financial statements in Item 8.

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

GENERAL (cont'd)

SIGNIFICANT ACCOUNTING POLICIES

         Management considers the following critical accounting policies to have the most significant effect on its estimates, assumptions and judgements:

         REVENUE RECOGNITION

         SALES-TYPE LEASES OF THEATER SYSTEMS

         Theater system leases that transfer substantially all of the benefits and risks of ownership to customers are classified as sales-type leases as a result of meeting the criteria established by FASB Statement of Financial Accounting Standards No. 13, "Accounting for Leases" ("FAS 13"). When revenue is recognized, the initial rental fees due under the contract, along with the present value of minimum ongoing rental payments, are recorded as revenues for the period, and the related projector costs including installation expenses are recorded as cost of goods and services. Additional ongoing rentals in excess of minimums are recognized as revenue when reported by the theater operator, provided that collection is reasonably assured.

         The Company recognizes revenues from sales-type leases upon installation of the theater system. Revenue associated with a sales-type lease is recognized when all of the following criteria are met: persuasive evidence of an agreement exists; the price is fixed or determinable; and collection is reasonably assured. Prior to January 1, 2000, the Company recognized revenue using the same criteria, except that the time of delivery rather than completion of installation was used as the point at which revenue was recognized.

         The timing of installation of the theater system is largely dependent on the timing of the construction of the customer's theater. Therefore, while revenue for theater systems is generally predictable on a long-term basis, it can vary from quarter to quarter or year to year depending on the timing of installation.

         The Company monitors the performance of the theaters to which it has leased equipment. When facts and circumstances indicate that it may need to change the terms of a lease which had previously been recorded as a sales-type lease, the Company evaluates the likely outcome of such negotiations. A provision is recorded against the net investment in leases if the Company believes that it is probable that the negotiation will result in a reduction in the minimum lease payments such that the lease will be reclassified as an operating lease. The provision is equal to the excess of the carrying value of the net investment in lease over the fair value of the equipment.

         If the Company and a lessee agree to change the terms of the lease, other than by renewing the lease or extending its terms, management evaluates whether the new agreement would be classified as a sales-type lease or an operating lease under the provisions of FAS 13. Any adjustments which result from a change in classification from a sales-type lease to an operating lease are reported as a charge to income during the period the change occurs.

         From time to time, the Company is involved in legal proceedings relating to terminated lease agreements. When settlements are received, the Company will allocate the total settlement to each of the elements based on their relative fair value.

         OPERATING LEASES OF THEATER SYSTEMS

         Leases that do not transfer substantially all of the benefits and risks of ownership to the customer are classified as operating leases. For these leases, initial rental fees and minimum lease payments are recognized as revenue on a straight-line basis over the lease term. Additional rentals in excess of minimum annual amounts are recognized as revenue when reported by theater operators, provided that collection is reasonably assured.

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

GENERAL (cont'd)

SIGNIFICANT ACCOUNTING POLICIES (cont'd)

         ACCOUNTS RECEIVABLE AND NET INVESTMENT IN LEASES

         The allowance for doubtful accounts and provision against the net investment in leases are based on the Company's assessment of the collectibility of specific customer balances and the underlying asset value of the equipment under lease where applicable. If there is a deterioration in a customer's credit worthiness or actual defaults under the terms of the leases are higher than the Company's historical experience, the Company's estimates of recoverability for these assets could be adversely affected.

         INVENTORIES

         In establishing the appropriate provisions for theater systems inventory, management must make estimates of future events and conditions including the anticipated installation dates for the current backlog of theater system contracts, potential future signings, general economic conditions, technology factors, growth prospects within the customers' ultimate marketplace and the market acceptance of the Company's current and pending projection systems and film library. If management estimates of these events and conditions, proves to be incorrect, it could result in inventory losses in excess of the provisions determined to be adequate as at the balance sheet date.

         GOODWILL

         The Company adopted FAS 142 "Goodwill and Other Intangibles" effective January 1, 2002 (see note 3 of the audited financial statements in Item 8). Upon adoption of this standard, no impairment in goodwill was found to exist.

         The Company performs an impairment test on at least an annual basis and additionally, whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a discounted cash flows approach. If the carrying amount of the reporting unit exceeds its fair value, then a second step is performed to measure the amount of impairment loss, if any. Any impairment loss would be expensed in the statement of operations.

         FIXED ASSETS

         Management reviews the carrying values of its fixed assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. In performing its review for recoverability, management estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of impairment losses is based on the excess of the carrying amount of the asset over the fair value calculated using discounted expected future cash flows. If the actual future cash flows are less than the Company's estimates, future earnings could be adversely affected.

         TAX ASSET VALUATION

         As at December 31, 2002, the Company has net deferred income tax assets of $3.8 million, comprised of tax credit carryforwards, net operating loss and capital loss carryforwards and other deductible temporary differences, which can be utilized to reduce either taxable income or taxes otherwise payable in future years. Management assesses realization of these net deferred income tax assets based on all available evidence and has concluded that it is more likely than not that these net deferred income tax assets will be realized. Positive evidence includes, but is not limited to, the Company's projected future earnings based on contracted sales backlog at December 31, 2002, and the ability to realize certain deferred income tax assets through loss and tax credit carryback strategies. However, if the Company's projected future earnings do not materialize, these net deferred income tax assets may not be realizable and the Company may need to establish additional valuation allowances for all or a portion of the net deferred income tax assets. As of December 31, 2002, the Company had a net deferred income tax asset of $47.5 million, against which the Company is carrying a $43.7 million valuation allowance.

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

         In June 2002, the FASB issued FAS 146 which replaces EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)". EITF 94-3 required an entity to record a liability for certain termination costs when it adopted a plan to restructure operations. The FASB has concluded that an entity's commitment to a plan, by itself, does not create a liability. Under the new rules, exit costs and restructuring liabilities generally will be recognized only when incurred. The provisions are effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. The pronouncement has no current impact on the Company's financial statements.

         In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("FAS 148"), which provides alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation prescribed by FAS 123. In addition, FAS 148 requires prominent disclosures in both annual and interim financial statements about the method of accounting and the effect of the method used on reported results. The Company has adopted FAS 148 for disclosure purposes only effective December 31, 2002. The Company uses the Black-Scholes option-pricing model. Based on the Company's experience and its perception of historical trends, current conditions, expected future developments, as well as other factors it believes are appropriate under the circumstances, it has elected to utilize a lower expected volatility percentage than it has in recent years, though there can be no assurances that this volatility percentage will be accurate. The Company intends to continue investigating alternative option-pricing models in the next fiscal year as further discussions on this topic continue in the marketplace.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 will be effective for any guarantees that are issued or modified after December 31, 2002. The disclosure requirements will be effective for the third quarter of fiscal 2003. The Company is currently evaluating the effects of FIN 45; however, it does not expect that the adoption will have a material impact on the results of operations or financial position.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46") which addresses consolidation by business enterprises of variable interest entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The objective of FIN 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Adoption is not expected to have a material effect on the Company.

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

GENERAL (cont'd)

RESTRUCTURING COSTS AND OTHER SIGNIFICANT CHARGES (RECOVERIES)

(In thousands of U.S. dollars, except per share amounts)                           YEARS ENDED DECEMBER 31,
                                                                        --------------------------------------------
                                                                            2002            2001           2000
                                                                        ------------    ------------    ------------
Restructuring costs (recoveries)                                        $       (497)   $     16,292    $         --
                                                                        ------------    ------------    ------------
Asset impairments (recoveries):
    Net investment in leases                                                  (2,840)         13,633              --
    Fixed assets                                                                 376          26,660          11,152
    Other assets                                                                  --           3,283              --
Other significant charges (recoveries):
    Accounts receivable                                                       (1,941)          4,469          13,086
    Inventories                                                                1,229           4,053              --
    Film assets                                                                   --          16,514           8,602
    Fixed assets                                                               2,799              --              --
    Other assets                                                                 216              --              --
    Net investment in leases                                                   3,548              --              --
    Long-term investments                                                         --           5,584           4,133
                                                                        ------------    ------------    ------------
Total asset impairments and other significant (recoveries)                     3,387          74,196          36,973
                                                                        ------------    ------------    ------------
Net charges (recoveries)                                                $      2,890    $     90,488    $     36,973
                                                                        ============    ============    ============

RESTRUCTURING COSTS AND ASSET IMPAIRMENTS (RECOVERIES)

         During 2001 the Company rationalized its operations, reduced staffing levels, wrote-down certain assets to be disposed of, and recorded a restructuring charge of $16.3 million in 2001 (2000 - $nil). During 2002, the Company recovered $0.5 million of restructuring accrued liabilities for terminated employees who obtained employment prior to the completion of their severance period. In 2001, the Company also recorded asset impairment charges of $43.6 million (2000 - $11.2 million) after assessing the carrying value of certain of the Company's assets. The 2001 asset impairment charge consisted of $13.6 million (2000 - $nil) against net investment in leases, as collectibility associated with certain leases was considered uncertain, $26.7 million against fixed assets (2000 - $11.2 million) and $3.3 million against other assets (2000
- $nil) as the carrying values for the assets exceeded the discontinued future cash flows expected from the assets. During 2002, the Company recovered $2.4 million consisting of $2.8 million from the amendment or settlement of leases, partially offset by fixed asset impairments of $0.4 million.

         The Company believes its restructuring plan and related write-downs were necessary in light of market trends and industry-wide economic and financial conditions. As of December 31, 2001, the restructuring plan was complete. Of the $16.3 million for restructuring, $14.4 million has been spent as of December 31, 2002, and $1.4 million represented severance costs for severed employees to be paid out over the next 24 months.

OTHER SIGNIFICANT CHARGES (RECOVERIES)

         Due to industry-wide economic and financial difficulties faced by many of the Company's customers, the Company also recorded the following charges as part of its ongoing review of the carrying value of the Company's assets.

         Included in selling, general and administrative expenses, the Company recorded a charge of $4.5 million in 2001 (2000 - $13.1 million) relating to the Company's accounts receivable, as collectibility on certain accounts was considered uncertain. During 2002, the Company recorded recoveries of $1.9 million relating to the Company's accounts receivable. In 2002, the Company also recorded a charge of $3.5 million (2001 - $nil, 2000 - $nil) relating to the Company's net investment in leases as collectibility of certain leases was considered uncertain.

         Within costs of goods and services, the Company recorded a charge of $16.5 million in 2001 (2000 - $8.6 million) based on the reduced fair values of the Company's film assets. In 2002, the Company recorded a charge of $1.2 million (2001 - $4.1 million, 2000 - $nil) for inventories, due to a reduced net realizable value and fixed assets of $2.8 million (2001 - $nil, 2000 - $nil) as the carrying value for the fixed assets exceeded the discounted future cash flows expected from the assets.

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

GENERAL (cont'd)

OTHER SIGNIFICANT CHARGES (RECOVERIES) (cont'd)

         After assessing the carrying value of long-term investments, the Company recorded a charge of $5.6 million in 2001 (2000 - $4.1 million) in charges for declines in the value of these investments that are considered to be other than temporary. There were no charges recorded in 2002.

RESULTS OF OPERATIONS

         The following table sets forth the percentage of total revenue for each of the items set forth below:

                                                                                YEARS ENDED DECEMBER 31,
                                                           ------------------------------------------------------------------
                                                               2002          2001          2000         1999          1998
                                                           ------------  ------------  -----------  -------------  ----------
                                                                 %             %             %            %             %
Revenue
  IMAX systems.........................................            54.3          64.5         65.4           65.8        74.0
  Films................................................            31.0          25.2         24.1           24.5        16.2
  Other................................................            14.7          10.3         10.5            9.7         9.8
                                                           ------------  ------------  -----------  -------------  ----------
Total revenue..........................................           100.0         100.0        100.0          100.0       100.0
Costs and goods and services...........................            60.0          82.1         65.1           50.8        58.7
                                                           ------------  ------------  -----------  -------------  ----------
Gross margin...........................................            40.0          17.9         34.9           49.2        41.3
Selling, general and administrative expenses...........            28.2          41.3         30.8           17.9        20.4
Research and development...............................             1.8           2.8          3.8            1.6         1.4
Amortization of intangibles............................             1.0           2.5          1.7            1.1         3.1
Loss (income) from equity-accounted investees..........              --            --          2.8            0.4         3.6
Restructuring costs and asset impairments (recovery)...            (2.3)         50.4          6.4             --          --
                                                           ------------  ------------  -----------  -------------  ----------
Earnings (loss) from operations........................            11.3         (79.1)       (10.6)          28.2        12.8
                                                           ============  ============  ===========  =============  ==========
Net earnings (loss) before cumulative effect of
  changes in accounting principles and extraordinary
  items................................................             2.8        (154.9)       (18.4)          13.1         2.0
                                                           ============  ============  ===========  =============  ==========

Net earnings (loss)....................................             9.2        (122.3)       (53.7)          13.1         0.9
                                                           ============  ============  ===========  =============  ==========

REVENUES

         The Company's revenues in 2002 were $130.7 million, compared to $118.7 million in 2001, an increase of 10.1%. The following table sets forth the breakdown of revenue by category:

(In thousands of U.S. dollars)


                                                                           YEARS ENDED DECEMBER 31,
                                                            -----------------------------------------------------
                                                                 2002               2001                2000
                                                            --------------     --------------      --------------
IMAX SYSTEMS REVENUE
Sales and leases..................................          $       46,656     $       53,409      $       87,384
Ongoing rent(1)...................................                   9,746              8,969              12,097
Maintenance.......................................                  14,557             14,204              13,745
                                                            --------------     --------------      --------------
                                                                    70,959             76,582             113,226
                                                            --------------     --------------      --------------

FILMS REVENUE
Production and DMR(2).............................                   3,010                 --                  --
Distribution......................................                  20,697             16,645              21,221
Post-production...................................                  16,849             13,278              20,490
                                                            --------------     --------------      --------------
                                                                    40,556             29,923              41,711
                                                            --------------     --------------      --------------

OTHER REVENUE                                                       19,135             12,154              18,179
                                                            --------------     --------------      --------------
                                                            $      130,650     $      118,659      $      173,116
                                                            ==============     ==============      ==============

(1)      Includes finance income.

(2) This total does not include certain costs incurred by third parties in connection with the conversion of a film through the IMAX DMR process.

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

YEAR ENDED DECEMBER 31, 2002 VERSUS YEAR ENDED DECEMBER 31, 2001 (cont'd)

RESULTS OF OPERATIONS (cont'd)

REVENUES (cont'd)

         Systems revenue decreased to $71.0 million in 2002 from $76.6 million in 2001, a decrease of 7.3%. Revenue from sales and leases in 2002 decreased to $46.7 million in 2002 from $53.4 million in 2001, a decrease of 12.6%. In 2002, 16 theater systems were installed, of which one was an operating lease, as compared to 15 theater systems installed, of which one was an operating lease in 2001. In addition, for 2001 the Company recognized revenue on 2 systems that were converted from operating leases to sales-type leases. Ongoing rental revenue in 2002 increased 8.7% from 2001 primarily due to the increased number of theaters in the network in the current year. Maintenance revenue in 2002 increased 2.5% over the prior year principally due to the increased number of theater systems in the network.

         Films revenues increased to $40.6 million in 2002 from $29.9 million in 2001. Film distribution revenues increased to $20.7 million in 2002 from $16.6 million in 2001, an increase of 24.3%, and film post-production revenues increased to $16.8 million in 2002 from $13.3 million in 2001, an increase of 26.9%. The increase in film post-production revenues was mainly due to the release of SPACE STATION and Star Wars: Episode II Attack of The Clones in 2002 versus 2001, while the increase in film distribution revenues was primarily due to stronger performance of films distributed in 2002 especially SPACE STATION which had gross box office of more than $39.0 million in 2002. Film production and DMR revenues increased to $1.8 million and $1.3 million, respectively in 2002, as new film services were provided.

         Other revenue increased to $19.1 million in 2002 from $12.2 million in 2001, an increase of 57.4%, largely as a result of stronger performance from the Company's owned and operated theaters. In 2002, the Company's owned and operated theaters benefited from the strong performance of SPACE STATION and Star Wars:
Episode II Attack of The Clones.

         The Company believes it will see higher revenues in 2003 due to a combination of higher system installations and higher attendance throughout the IMAX theater network.

GROSS MARGIN

         Gross margin in 2002 was $52.2 million versus $21.3 million in 2001. Gross margin increased largely due to the stronger performance of films in 2002 primarily SPACE STATION and Star Wars: Episode II Attack of The Clones, compared to 2001. In addition, gross margin in 2001 was reduced by $16.5 million associated with the write-down of the value of certain films in the Company's library and a $4.1 million write-down due to the reduced net realizable value of the Company's inventories. Gross margin as a percentage of total revenues was 40.0% in 2002 compared to 17.9% in 2001.

         The Company believes it will see higher gross margin in 2003 due to a combination of higher system installations and higher attendance throughout the IMAX theater network.

OTHERS

         Selling, general and administrative expenses were $36.9 million in 2002 versus $49.0 million in 2001. The selling, general and administrative expenses in 2002 include a recovery of $1.9 million related to the provision for impairment in accounts receivable from theaters as compared to a charge of $4.5 million in 2001. In 2002, the Company also recorded a charge of $3.5 million compared to $nil in 2001, relating to the Company's net investment in leases. The 2001 selling, general and administrative expenses also includes a non-cash item of $2.6 million in connection with a stock compensation grant. The Company anticipates that selling, general and administrative expenses will decline in 2003 due to the reductions in staff costs, legal fees and other expenses.

         Amortization of intangibles decreased to $1.4 million in 2002, from $3.0 million in 2001 due to the Company's adoption of FAS 142 which does not require the amortization of goodwill as of January 1, 2002.

         Interest income decreased to $0.4 million in 2002 from $0.8 million in 2001 due mainly to a decline in the average rate of returns on cash and cash equivalents.

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

YEAR ENDED DECEMBER 31, 2002 VERSUS YEAR ENDED DECEMBER 31, 2001 (cont'd)

OTHER (cont'd)

         Interest expense decreased to $17.6 million in 2002, from $22.0 million in 2001 due to the repurchases of the Company's Subordinated Notes (see Extraordinary Gain and Liquidity and Capital Resources, below).

         In performing its assessment of the recoverability of long-term investments, the Company recorded a $5.6 million charge in 2001. During 2002, no additional charges were taken.

         The Company recorded a foreign exchange gain of $0.4 million in 2002 compared to a loss of $1.4 million in 2001. The above foreign exchange gains and losses resulted primarily from fluctuations in exchange rates on Canadian dollar cash balances and Canadian dollar and Japanese Yen denominated net investment in leases.

         The Company's effective tax rate differs from the statutory tax rate and will vary from year to year primarily as a result of numerous permanent differences, the Canadian manufacturing and processing profits deduction, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate reductions in the year, and changes in the Company's valuation allowance. The 2002 deferred income tax recovery included a $1.8 million decrease in the valuation allowance to reflect revised estimates regarding the realization of the Company's deferred income tax assets and the utilization of loss carryforwards directly against gains from the repurchase of convertible notes. As of December 31, 2002, the Company had a net deferred income tax asset of $47.5 million, against which the Company is carrying a $43.7 million valuation allowance.

RESEARCH AND DEVELOPMENT

         Research and development expenses were $2.4 million in 2002 versus $3.4 million in 2001. The lower level of expenses in 2002 was due partly to staff reductions in 2001 and partly due to management's decision to focus on a smaller number of projects with a higher potential of success and minimal capital outlay. The Company believes that the motion picture industry will be affected by the development of digital technologies, particularly in the areas of content creation (image capture), post-production (editing and special effects), digital re-mastering distribution and display. Consequently, the Company has made significant investments in digital technologies, including the development of a proprietary, patent-pending technology to digitally enhance image resolution and quality of 35mm motion picture films and has a number of patents pending and intellectual property rights in these areas. However, there can be no assurance that the Company will be awarded patents covering this technology or that competitors will not develop similar technologies.

DISCONTINUED OPERATIONS

         The Company's 2001 discontinuance of its digital projection systems operations was completed December 11, 2001 through the sale of its wholly owned subsidiary, Digital Projection International, including its subsidiaries (collectively "DPI"), to a company owned by members of DPI management. As part of the transaction, the Company restructured its advances to DPI, releasing DPI from obligations to repay any amounts in excess of $12.7 million previously advanced by the Company, and reorganized the remaining $12.7 million of debt owing to the Company into two separate loan agreements. The loans receivable are collateralized by fixed and floating charges over all of DPI's assets including intellectual properties. One of the loans is convertible, upon the occurrence of certain events, into shares representing 49% of the total share capital of DPI. DPI also agreed to release the Company from its ongoing obligations to DPI.

         The Company recorded an after-tax charge of $50.9 million in 2001, relating to operational losses of $8.5 million and a loss of $42.3 million on disposal of DPI's net assets. Included in the loss on disposal is a provision of $12.7 million to reflect the uncertainty associated with the collectibility of the loans receivable. In 2002, the Company recorded a recovery of $2.1 million relating to future obligations that have been eliminated.

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

YEAR ENDED DECEMBER 31, 2002 VERSUS YEAR ENDED DECEMBER 31, 2001 (cont'd)

EXTRAORDINARY GAIN

         During 2002, the Company and a wholly owned subsidiary purchased an additional $20.5 million in the aggregate of the Company's Subordinated Notes for $8.1 million, consisting of $6.0 million in cash and common shares of the Company valued at $2.1 million. The Company cancelled the purchased Subordinated Notes and recorded an additional extraordinary gain of $8.3 million, net of income tax expense of $3.6 million. These transactions had the effect of reducing the principal of the Company's outstanding Subordinated Notes to $9.1 million as at December 31, 2002.

         During 2001, the Company and a wholly owned subsidiary of the Company purchased an aggregate of $70.4 million of the Company's $100.0 million aggregate principal amount of Subordinated Notes for $13.7 million, consisting of $12.5 million in cash and common shares of the Company valued at $1.2 million. The Company cancelled the purchased Subordinated Notes and recorded an extraordinary gain of $38.7 million, net of income tax expense of $16.8 million.

YEAR ENDED DECEMBER 31, 2001 VERSUS YEAR ENDED DECEMBER 31, 2000

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

         Other revenue decreased to $12.2 million in 2001 from $18.2 million in 2000, a decrease of 33.1%, primarily related to decreased owned and operated theater operations revenue in 2001 versus 2000, which included the strong performance of Fantasia 2000.

GROSS MARGIN

         Gross margin in 2001 was $21.3 million versus $60.5 million in 2000. Gross margin in 2001 was reduced by $16.5 million associated with the write-down of the value of certain films in the Company's library as compared to a write-down of $8.6 million in 2000, and a $4.1 million write-down due to the reduced net realizable value of the Company's inventories.

         The decline in the gross margin in 2001 over 2000 is primarily due to lower system revenues on 15 theater systems, of which one was an operating lease, in 2001, versus 24 theater systems in 2000, and the provisions noted above. Gross margin as a percentage of total revenues was 17.9% in 2001 compared to 34.9% in 2000.

OTHER

         Selling, general and administrative expenses were $49.0 million in 2001 versus $53.4 million in 2000. The selling, general and administrative expenses in 2001 included a charge of $4.5 million related to the provision for impairment in accounts receivable from theaters, as compared to a charge of $13.1 million in 2000. The 2001 expense also included a non-cash item of $2.6 million in connection with a stock compensation grant.

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

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

YEAR ENDED DECEMBER 31, 2001 VERSUS YEAR ENDED DECEMBER 31, 2000 (cont'd)

OTHER (cont'd)

         In performing its assessment of the carrying value of long-term investments, the Company recorded a charge of $5.6 million in 2001, as compared to $4.1 million in 2000 for declines in the value of these investments that are considered to be other than temporary.

         The Company experienced a foreign exchange loss of $1.4 million in 2001 compared to a loss of $1.8 million in 2000. The foreign exchange losses resulted primarily from fluctuations in exchange rates on Canadian dollar cash balances and Canadian dollar and Japanese Yen denominated net investment in leases.

         The Company's effective tax rate differs from the statutory tax rate and will vary from year to year primarily as a result of the amortization of goodwill, which is not deductible for tax purposes, the Canadian manufacturing and processing profits deduction, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate reductions in the year and movements in the Company's valuation allowance. The 2001 deferred income tax expense included a $41.2 million increase in the valuation allowance to reflect uncertainties associated with the realization of the Company's deferred income tax asset. As of December 31, 2001, the Company had a deferred income tax asset of $48.5 million which was largely provided against through the Company's valuation allowance of $45.5 million.

RESEARCH AND DEVELOPMENT

         Research and development expenses were $3.4 million in 2001 versus $6.5 million in 2000. The lower level of expenses in 2001 was due partly to staff reductions and management's decision to focus on a smaller number of projects with a higher potential of success and minimal capital outlay.

DISCONTINUED OPERATIONS

         The Company's 2001 discontinuance of its digital projection systems operations was completed December 11, 2001 through the sale of its wholly owned subsidiary, Digital Projection International, including its subsidiaries (collectively "DPI"), to a company owned by members of DPI management. As part of the transaction, the Company restructured its advances to DPI, releasing DPI from obligations to repay any amounts in excess of $12.7 million previously advanced by the Company, and reorganized the remaining $12.7 million of debt owing to the Company into two separate loan agreements. The loans receivable are collateralized by fixed and floating charges over all of DPI's assets including intellectual properties. One of the loans is convertible, upon the occurrence of certain events, into shares representing 49% of the total share capital of DPI. DPI also agreed to release the Company from its ongoing obligations to DPI.

         The Company recorded an after-tax charge of $50.9 million in 2001, relating to operational losses of $8.5 million and a loss of $42.3 million on disposal of DPI's net assets. Included in the loss on disposal is a provision of $12.7 million to reflect the uncertainty associated with the collectibility of the loans receivable. In 2000, the Company recorded digital projection systems operating losses of $2.1 million. The Company restated the financial statements to segregate the discontinued operations for all comparative years.

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

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2002, the Company's principal source of liquidity included cash and cash equivalents of $37.1 million, trade accounts receivable of $16.9 million and net investment in leases due within one year of $5.1 million.

         In September 2001, the Company's demand facility with Toronto Dominion Bank Financial Group matured. At the time of maturity, the Company had no cash advances outstanding under the facility, which had been used in the past to facilitate U.S. and Canadian letters of credit and cross currency swaps which were entered into by the Company in connection with the sale of projection systems. This line was secured by the Company's accounts receivable, inventory, certain real estate and other assets of the Company. As of December 31, 2002, the Company has letters of credit of $3.3 million outstanding, which have been collateralized by cash deposits.

         In December 1998, the Company issued $200.0 million of 7.875% Senior Notes due December 1, 2005 (the "Senior Notes"). The Senior Notes are subject to redemption by the Company, in whole or in part, at any time on or after December 1, 2002 at redemption prices expressed as percentages of the principal amount for each 12-month period commencing December 1 of the years indicated: 2003 - 101.969%; 2004 and thereafter - 100.000% together with interest accrued thereon to the redemption date. If certain changes result in the imposition of withholding taxes under Canadian law, the Senior Notes may be redeemed by the Company at a redemption price equal to 100% of the principal amount plus accrued interest to the date of redemption. In the event of a change in control, holders of the Senior Notes may require the Company to repurchase all or part of the Senior Notes at a price equal to 101% of the principal amount plus accrued interest to the date of repurchase.

         The terms of the Company's outstanding Senior Notes impose certain restrictions on its operating and financing activities, including restrictions on its ability to:

         -        issue additional debt;

         -        create liens;

         -        make investments;

         -        enter into transactions with affiliates;

         -        effect sales of assets;

         - declare or pay dividends or other distributions to shareholders; and

         -        effect consolidations, amalgamations and mergers.

         As of December 31, 2002, the Company has $9.1 million outstanding on its Subordinated Notes. In April 1996, the Company completed a private placement of $100.00 million of the Company's Subordinated Notes. The Subordinated Notes are convertible into common shares of the Company at the option of the holder at a conversion price of $21.406 per share (equivalent to a conversion rate of 46.7154 shares per $1,000 principal amount of Subordinated Notes) at any time prior to maturity. The Subordinated Notes are redeemable at the option of the Company after April 1, 1999, plus accrued interest. The Subordinated Notes may be redeemed at any time on or after April 1, 2001 without limitation. During 2001, the Company and a wholly owned subsidiary of the Company purchased an aggregate of $70.4 million of the Company's Subordinated Notes for $13.7 million consisting of $12.5 million in cash and common shares of the Company valued at $1.2 million. The Company cancelled the purchased Subordinated Notes and recorded an extraordinary gain of $38.7 million, net of income tax expense of $16.8 million. During 2002, the Company and the subsidiary of the Company purchased an additional $20.5 million in the aggregate of the Company's Subordinated Notes for $8.1 million consisting of $6.0 million in cash and common shares of the Company valued at $2.1 million. The Company cancelled the purchased Subordinated Notes and recorded a gain of $8.3 million, net of income tax expense of $3.6 million.

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

LIQUIDITY AND CAPITAL RESOURCES (cont'd)

         The Company's total minimum annual rental payments to be made under operating leases for premises as of December 31, 2002 are as follows:

2003                                   $  4,825
2004                                      4,454
2005                                      4,544
2006                                      4,667
2007                                      4,537
Thereafter                               36,177
                                       --------
                                       $ 59,204
                                       ========

         As of December 31, 2002, the Company has an unfunded and accrued projected benefit obligation of approximately $17.2 million (2001 - $13.8 million) in respect of its defined benefit pension plan. The Company intends to use the proceeds of life insurance policies taken on its Co-Chief Executive Officers to satisfy, in whole or in part, the survivor benefits due and payable under the plan, although there can be no assurance that the Company will ultimately do so.

         The Company substantially funds its operations through cash flow from operations. Under the terms of the Company's typical theater system lease agreement, the Company receives substantial cash payments before it completes the performance of its obligations. Similarly, the Company receives cash payments for some of its film productions in advance of related cash expenditures.

         Cash provided by operating activities amounted to $20.4 million for the year ended December 31, 2002 after the payment of $16.9 million of interest and other working capital requirements. Changes in other non-cash operating assets and liabilities include $2.4 million that was invested in film assets, a decrease in accounts receivables of $3.4 million, and a decrease of $8.1 million in inventories in 2002. Cash used by investing activities in 2002 amounted to $3.2 million, primarily consisting of $1.5 million invested in fixed assets. Cash used in financing activities in 2002 amounted to $5.9 million mainly related to the $6.0 million repurchase by a subsidiary of a portion of the Company's Subordinated Notes. Capital expenditures including the purchase of fixed assets and investments in film assets were $4.0 million in 2002 and the Company anticipates a similar expenditure amount in 2003.

         Cash provided by operating activities amounted to $2.7 million for the year ended December 31, 2001 after the payment of $21.9 million of interest and other working capital requirements. Changes in other non-cash operating assets and liabilities included $8.3 million that was invested in film assets, a decrease of $1.3 million in accounts receivable and a decrease of $5.7 million in net investment in leases in 2001. Cash provided by investing activities in 2001 amounted to $5.7 million. Of this amount, $7.5 million was received from the sale of investments in marketable debt securities, and $1.1 million was invested in fixed assets. Cash used in financing activities amounted to $12.5 million in 2001, related to the repurchase by a subsidiary of a portion of the Company's Subordinated Notes.

         Cash used in operating activities amounted to $54.1 million for the year ended December 31, 2000 after the payment of $21.5 million of interest, $33.6 million of income taxes and working capital requirements. Changes in other non-cash operating assets and liabilities included $19.7 million that was invested in film assets, an increase of $0.1 million in accounts receivable, an increase of $9.3 million in net investment in leases and a decrease of $42.6 million in current taxes payable due to tax payments in connection with the reorganization of the Company's lines of business in 1999. Cash provided by investing activities in 2000 amounted to $45.3 million. Of this amount, $81.5 million was received from the sale of investments in marketable debt securities, $27.6 million was invested in fixed assets, principally for owned and operated theaters and theater systems contributed to joint ventured theaters, and facilities, and $6.2 million was invested in other assets including patents, trademarks and software. Cash provided by financing activities amounted to $2.5 million, which included proceeds of $1.4 million from the issuance of common shares pursuant to the Company's stock option plan.

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

LIQUIDITY AND CAPITAL RESOURCES (cont'd)

         The Company believes that cash flow from operations together with existing cash will be sufficient to meet cash requirements for the next several years. The Company's accounts receivable, inventory, certain fixed assets and net investment in leases are currently unsecured and available as collateral for future borrowing. The Company believes it has access to other sources of liquidity, however, there can be no assurance that it will be successful in securing additional financing. In addition, if management's projections of future signings and installations are not realized, there is no guarantee the Company will continue to be able to fund its operations through cash flows from operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk from changes in foreign currency rates. The Company does not use financial instruments for trading or other speculative purposes.

         A substantial portion of the Company's revenues are denominated in U.S. dollars while a substantial portion of its costs and expenses denominated in Canadian dollars. A portion of the net U.S. dollar flows of the Company are converted to Canadian dollars to fund Canadian dollar expenses through the spot market. The Company plans to convert Canadian dollar expenses to U.S. dollars through the spot market on a go-forward basis. In Japan, the Company has ongoing operating expenses related to its operations. Net Japanese Yen flows are converted to U.S. dollars through the spot market. The Company also has cash receipts under leases denominated in Japanese Yen and Euros. The Company plans to convert Japanese Yen and Euros lease cash flows to U.S. dollars through the spot market on a go-forward basis.

                                IMAX CORPORATION

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following audited consolidated financial statements are filed as part of this Report:

                                                                                                                    PAGE
                                                                                                                    ----
Report of Independent Accountants to the Shareholders of IMAX Corporation.........................................   36
Consolidated Balance Sheets as at December 31, 2002 and 2001......................................................   37
Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000........................   38
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000........................   39
Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 2002, 2001 and 2000....   40
Notes to Consolidated Financial Statements........................................................................   41

                                IMAX CORPORATION

REPORT OF INDEPENDENT ACCOUNTANTS TO THE SHAREHOLDERS OF IMAX CORPORATION

         We have audited the accompanying consolidated balance sheets of IMAX Corporation (the "Company") as at December 31, 2002 and 2001 and the related consolidated statements of operations, cash flows and shareholders' equity (deficit) for each year in the three-year period ended December 31, 2002. These financial statements and the financial statement schedule listed in the index appearing under Item 15(a)(2) of this Form 10-K are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2002 and 2001 and the results of its operations and cash flows for each year in the three-year period ended December 31, 2002 in accordance with accounting principles generally accepted in the United States.

         In addition, in our opinion, the financial statement schedule referred to above presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements .

                              /s/ PricewaterhouseCoopers LLP
                              Chartered Accountants
                              Toronto, Canada
                              February 14, 2003

                                IMAX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
                         (In thousands of U.S. dollars)

                                                                                      AS AT DECEMBER 31,
                                                                                -----------------------------
                                                                                     2002           2001
                                                                                -------------   -------------
ASSETS
Cash and cash equivalents (note 13)                                             $      37,136   $      26,388
Accounts receivable, net of allowance for doubtful accounts of $9,248
  (2001 - $18,060)                                                                     16,920          18,296
Net investment in leases (note 4)                                                      50,052          51,644
Inventories (note 5)                                                                   34,092          42,723
Prepaid expenses                                                                        2,383           1,845
Film assets (note 6)                                                                      419          10,513
Fixed assets (note 7)                                                                  45,308          52,652
Other assets (note 8)                                                                  10,455          11,295
Deferred income taxes (note 9)                                                          3,821           3,022
Goodwill (note 3)                                                                      39,027          39,027
Other intangible assets (note 10)                                                       3,363           4,107
                                                                                -------------   -------------
   Total assets                                                                 $     242,976   $     261,512
                                                                                =============   =============
LIABILITIES
Accounts payable                                                                $       6,768   $       6,735
Accrued liabilities (note 21)                                                          43,451          46,397
Deferred revenue                                                                       87,284          95,082
Senior notes due 2005 (note 11)                                                       200,000         200,000
Convertible subordinated notes due 2003 (note 12)                                       9,143          29,643
Liabilities of discontinued operations (note 23)                                           --           2,103
                                                                                -------------   -------------
   Total liabilities                                                                  346,646         379,960
                                                                                -------------   -------------

COMMITMENTS AND CONTINGENCIES (notes 13 and 14)

SHAREHOLDERS' EQUITY (DEFICIT)
Capital stock (note 15) Common shares - no par value. Authorized -
  unlimited number. Issued and outstanding - 32,973,366
  (2001 - 31,899,114)                                                                  65,563          63,322
Other equity                                                                            1,542           1,034
Deficit                                                                              (171,420)       (183,392)
Accumulated other comprehensive income                                                    645             588
                                                                                -------------   -------------
   Total shareholders' equity (deficit)                                              (103,670)       (118,448)
                                                                                -------------   -------------
   Total liabilities and shareholders' equity (deficit)                         $     242,976   $     261,512
                                                                                =============   =============

  (the accompanying notes are an integral part of these consolidated financial statements)

                                IMAX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
            (In thousands of U.S. dollars, except per share amounts)

                                                                                  YEARS ENDED DECEMBER 31,
                                                                      -------------------------------------------------
                                                                           2002            2001              2000
                                                                      --------------  ---------------  ----------------
REVENUE
IMAX systems (note 16)                                                  $   70,959       $    76,582      $   113,226
Films                                                                       40,556            29,923           41,711
Other                                                                       19,135            12,154           18,179
                                                                        ----------       -----------      -----------
                                                                           130,650           118,659          173,116
COSTS OF GOODS AND SERVICES                                                 78,438            97,391          112,655
                                                                        ----------       -----------      -----------
GROSS MARGIN                                                                52,212            21,268           60,461

Selling, general and administrative expenses                                36,916            48,962           53,384
Research and development                                                     2,362             3,385            6,497
Amortization of intangibles                                                  1,418             3,005            2,948
Loss (income) from equity-accounted investees                                 (283)              (73)           4,811
Restructuring costs and asset impairments (recoveries) (note 17)            (2,961)           59,868           11,152
                                                                        ----------       -----------      -----------
EARNINGS (LOSS) FROM OPERATIONS                                             14,760           (93,879)         (18,331)

Interest income                                                                413               847            3,285
Interest expense, net of interest capitalized of $nil (2001 - $511,
  2000 - $1,393)                                                           (17,570)          (22,020)         (21,961)
Impairment of long-term investmets                                              --            (5,584)          (4,133)
Foreign exchange gain (loss)                                                   403            (1,357)          (1,781)
                                                                        ----------       -----------      -----------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                         (1,994)         (121,993)         (42,921)
Recovery of (provision for) income taxes (note 9)                            3,606           (11,005)          13,139
                                                                        ----------       -----------      -----------
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS                               1,612          (132,998)         (29,782)
Net earnings (loss) from discontinued operations (note 23)                   2,066           (50,850)          (2,055)
                                                                        ----------       -----------      -----------
NET EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGES IN
  ACCOUNTING PRINCIPLES AND EXTRAORDINARY ITEMS                              3,678          (183,848)         (31,837)
Cumulative effect of changes in accounting principles, net of
  income tax benefit of $37,286 (note 24)                                       --                --          (61,110)
Extraordinary gain on repurchase of convertible subordinated notes,
  net of income tax expense of $3,606 and $16,843 (note 12)                  8,294            38,734               --
                                                                        ----------       -----------      -----------
NET EARNINGS (LOSS)                                                     $   11,972       $  (145,114)     $   (92,947)
                                                                        ==========       ===========      ===========
EARNINGS (LOSS) PER SHARE (note 15):
Earnings (loss) per share - basic and fully diluted:
  Net earnings (loss) from continuing operations                        $     0.05       $     (4.30)     $     (1.00)
  Net earnings (loss) from discontinued operations                      $     0.06       $     (1.64)     $     (0.07)
                                                                        ----------       -----------      -----------
  Net earnings (loss) before cumulative effect of changes in
    accounting principles and extraordinary items                       $     0.11       $     (5.94)     $     (1.07)
  Cumulative effect of changes in accounting principles                 $       --       $        --      $     (2.04)
  Extraordinary items                                                   $     0.25       $      1.25      $        --
                                                                        ----------       -----------      -----------
  Net earnings (loss)                                                   $     0.36       $     (4.69)     $     (3.11)
                                                                        ==========       ===========      ===========

  (the accompanying notes are an integral part of these consolidated financial statements)

                                IMAX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
                         (In thousands of U.S. dollars)

                                                                                   YEARS ENDED DECEMBER 31,
                                                                      -----------------------------------------------
                                                                           2002             2001             2000
                                                                      --------------   ---------------   ------------
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES

Net earnings (loss) from continuing operations                         $   1,612        $ (132,998)       $   (29,782)
Items not involving cash:
   Depreciation, amortization and write-downs (note 18)                   16,073            99,801             61,626
   Loss (income) from equity-accounted investees                            (283)              (73)             4,811
   Deferred income taxes                                                  (4,405)           24,568             (5,201)
   Impairment of long-term investments                                        --             5,584              4,133
   Stock and other non-cash compensation                                   3,685             5,182              1,242
Investment in film assets                                                 (2,441)           (8,297)           (19,665)
Changes in other non-cash operating assets and liabilities (note 18)       6,116            14,520            (73,929)
Net cash provided by (used in) operating activities from
   discontinued operations                                                    --            (5,607)             2,676
                                                                       ---------        ----------        -----------
Net cash provided by (used in) operating activities                       20,357             2,680            (54,089)
                                                                       ---------        ----------        -----------
INVESTING ACTIVITIES
Purchase of fixed assets                                                  (1,541)           (1,091)           (27,643)
Decrease (increase) in other assets                                         (964)            1,140             (6,190)
Increase in other intangible assets                                         (675)             (642)                --
Net sale of investments in marketable debt securities                         --             7,529             81,503
Acquisition of Digital Projection International, net of cash
   acquired                                                                   --                --               (900)
Acquisition of minority interest in Sonics Associates, Inc.                   --            (1,041)              (295)
Net cash used in investing activities from discontinued operations            --              (217)            (1,139)
                                                                       ---------        ----------        -----------
Net cash provided by (used in) investing activities                       (3,180)            5,678             45,336
                                                                       ---------        ----------        -----------
FINANCING ACTIVITIES
Repurchase of convertible subordinated notes                              (6,022)          (12,540)                --
Common shares issued                                                         152                31              1,442
Paid-in-capital on stock options                                              --                --              1,034
                                                                       ---------        ----------        -----------
Net cash provided by (used in) financing activities                       (5,870)          (12,509)             2,476
                                                                       ---------        ----------        -----------
Effects of exchange rate changes on cash from continuing
   operations                                                               (559)           (2,066)             2,125
Effects of exchange rate changes on cash from discontinued
   operations                                                                 --             1,697                487
                                                                       ---------        ----------        -----------
Effects of exchange rate changes on cash                                    (559)             (369)             2,612
                                                                       ---------        ----------        -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM
   CONTINUING OPERATIONS                                                  10,748              (393)            (5,689)
Increase (decrease) in cash and cash equivalents from discontinued
   operations                                                                 --            (4,127)             2,024
                                                                       ---------        ----------        -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS, DURING
   THE YEAR                                                               10,748            (4,520)            (3,665)
Cash and cash equivalents, beginning of year                              26,388            30,908             34,573
                                                                       ---------        ----------        -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                 $  37,136        $   26,388        $    30,908
                                                                       ---------        ----------        -----------

  (the accompanying notes are an integral part of these consolidated financial statements)

                                IMAX CORPORATION
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
                         (In thousands of U.S. dollars)

                                 NUMBER OF
                                  COMMON                                           ACCUMULATED
                                  SHARES                             RETAINED         OTHER              TOTAL
                                ISSUED AND     CAPITAL     OTHER     EARNINGS     COMPREHENSIVE      SHAREHOLDERS'    COMPREHENSIVE
                                OUTSTANDING     STOCK      EQUITY    (DEFICIT)   INCOME (LOSS)(1)   EQUITY (DEFICIT)  INCOME (LOSS)
                                -----------   --------   ---------  ----------   ----------------   ---------------   -------------
BALANCE AT DECEMBER 31, 1999     29,757,888   $ 57,471   $     --   $   54,669      $    (1,075)      $   111,065       $      --

Issuance of common stock            293,626      1,631         --           --               --             1,631              --
Adjustment in paid-in-capital
  for stock options exercised            --         --      1,034           --               --             1,034              --
Net loss                                 --         --         --      (92,947)              --           (92,947)        (92,947)
Net adjustment on available-
  for-sale securities                    --         --         --           --              586               586             586
Foreign currency translation
  adjustments                            --         --         --           --              894               894             894
                                 ----------   --------   --------   ----------      -----------       -----------       ---------
                                                                                                                        $ (91,467)
                                                                                                                        =========
BALANCE AT DECEMBER 31, 2000     30,051,514     59,102      1,034      (38,278)             405            22,263       $      --

Issuance of common stock          1,847,600      4,220         --           --               --             4,220              --
Net loss                                 --         --         --     (145,114)              --          (145,114)       (145,114)
Net adjustment on available
  for-sale securities                    --         --         --           --              281               281             281
Foreign currency translation
  adjustments                            --         --         --           --              (98)              (98)            (98)
                                 ----------   --------   --------   ----------      -----------       -----------       ---------
                                                                                                                        $(144,931)
                                                                                                                        =========
BALANCE AT DECEMBER 31, 2001     31,899,114     63,322      1,034     (183,392)             588          (118,448)      $      --

Issuance of common stock          1,074,252      2,241         --           --               --             2,241              --
Net earnings                             --         --         --       11,972               --            11,972          11,972
Adjustment in paid-in capital
  for non-employee stock
  options granted                        --         --        508           --               --               508              --
Foreign currency translation
  adjustments                            --         --         --           --               57                57              57
                                 ----------   --------   --------   ----------      -----------       -----------       ---------
                                                                                                                        $  12,029
                                                                                                                        =========
BALANCE AT DECEMBER 31, 2002     32,973,366   $ 65,563   $  1,542   $ (171,420)     $       645       $  (103,670)
                                 ==========   ========   ========   ==========      ===========       ===========

(1) Components of accumulated other comprehensive income (loss) consist of :


                                                       AS AT DECEMBER 31,
                                     -------------------------------------------------------
                                          2002               2001                 2000
                                     --------------     ---------------       --------------
Foreign currency
  translation adjustments             $       645        $        588           $      686
Unrealized loss on
  available-for-sale security                  --                  --                 (281)
                                      -----------        ------------           ----------
Accumulated other comprehensive
  income                              $       645        $        588           $      405
                                      ===========        ============           ==========

  (the accompanying notes are an integral part of these consolidated financial statements)

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

1.       DESCRIPTION OF THE BUSINESS

         IMAX Corporation together with its wholly owned subsidiaries (the "Company") is an entertainment technology company whose principal activities are:

             - the design, manufacture, marketing and leasing of proprietary projection and sound systems for IMAX theaters principally owned and operated by institutional and commercial customers located in more than 30 countries as of December 31, 2002;

             - the development, production, digital re-mastering, post-production and distribution of certain films shown in the IMAX theater network;

             - the operation of certain IMAX theaters located primarily in the United States and Canada; and

             - the provision of other services to the IMAX theater network including designing and manufacturing IMAX camera equipment for rental to filmmakers and providing ongoing maintenance services for the IMAX projection and sound systems.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The preparation of the financial statements in conformity with United States Generally Accepted Accounting Principles requires management to make estimates and judgements that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could be materially different from these estimates. Significant estimates made by management include allowances for potential uncollectibity of accounts receivable and net investment in leases, provisions for inventory obsolescence, ultimate revenues for film assets, estimates of future cash flows associated with long-lived assets, goodwill, accruals for contingencies and valuation allowances for deferred income tax assets. Significant accounting policies are summarized as follows:

(a)      BASIS OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company together with its wholly owned subsidiaries.

(b)      CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

(c)      ACCOUNTS RECEIVABLE AND NET INVESTMENT IN LEASES

         Allowances for doubtful accounts receivable and net investment in leases are based on the Company's assessment of the collectibility of specific customer balances which is based upon a review of the customer's credit worthiness, past collection history and the underlying asset value of the equipment under lease where applicable. When facts and circumstances indicate that there is a potential impairment in the net investment in lease owing from a customer, the Company will evaluate the potential outcome of either renegotiations or defaults on the original lease agreement and will record a provision if it is considered probable that the renegotiated lease amount will cause a reclassification of a sales-type lease to an operating lease. The provision is equal to the excess of the carrying value of the net investment in lease over the fair value of the equipment. Interest on overdue accounts is recognized as income as the amounts are collected.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

(d)      INVENTORIES

         Inventories are carried at the lower of cost, and net realizable value. Finished goods and work-in-process include the cost of raw materials, direct labor, design costs and, an applicable share of manufacturing overhead costs.

         The Company records appropriate provisions for theater systems inventory, based upon current estimates of future events and conditions including the anticipated installation dates for the current backlog of theater system contracts, potential future signings, general economic conditions, growth prospects within the customers' ultimate marketplace and the market acceptance of the Company's current and pending projection systems.

(e)      FILM ASSETS

         Costs of producing films, including capitalized interest, and costs of acquiring film rights are recorded as film assets and accounted for in accordance with AICPA Statement of Position 00-2, "Accounting by Producers or Distributors of Films" ("SOP 00-2"). Film assets are amortized and participation costs are accrued using the individual-film-forecast method in the same ratio that current gross revenues bear to anticipated total ultimate revenues. Estimates of ultimate revenues are prepared on a title-by-title basis and reviewed regularly by management and revised where necessary to reflect most current information. Ultimate revenue for films includes estimates of revenue over a period not to exceed ten years following the date of initial release.

         Film exploitation costs, including advertising costs, are expensed as incurred. Costs of film prints are capitalized and expensed over a period of three months.

         The recoverability of film costs is dependent upon commercial acceptance of the films. If events or circumstances indicate that the fair value of a film is less than the unamortized film costs, the film is written down to fair value by a charge to earnings. The Company determines the fair value of its films using a discounted cash flow model.

(f)      FIXED ASSETS

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
                                                leases

         The Company reviews the carrying values of its fixed assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. In performing its review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of impairment losses is based on the excess of the carrying amount of the asset over the fair value calculated using discounted expected future cash flows.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

(g)      OTHER ASSETS

         Other assets include investments, unrecognized prior service pension costs and deferred charges on debt financing.

         Costs of debt financing are deferred and amortized over the term of the debt.

         Investments in marketable debt securities categorized as available-for-sale securities are carried at fair value with unrealized gains or losses included in accumulated other comprehensive income. Investments in marketable debt securities categorized as held-to-maturity securities are carried at amortized cost. Investments in joint ventures are accounted for by the equity method of accounting under which net earnings (loss) include the Company's share of earnings or losses of the investees. A loss in value of an investment, which is other than a temporary decline, is recognized as a charge to earnings.

(h)      GOODWILL

         The Company adopted FASB Financial Accounting Standard No. 142 "Goodwill and Other Intangibles" ("FAS 142") effective January 1, 2002. Goodwill represents the excess of purchase price over the fair value of identifiable assets acquired in a purchase business combination. Goodwill is not subject to amortization and is tested for impairment annually, or more frequently if events or circumstances indicate that the asset might be impaired. Impairment is tested by comparing the fair value of goodwill assigned to a particular reporting unit to its carrying value.

         Effective January 1, 2002, the Company no longer amortizes goodwill. The Company performs an impairment test on at least an annual basis and additionally, whenever events in changes and circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the recording unit's carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a discounted cash flows approach. If the carrying amount of the reporting unit exceeds its fair value, then a second step is performed to measure the amount of impairment loss, if any. Any impairment loss would be expensed in the statement of operations.

(i)      OTHER INTANGIBLE ASSETS

         Patents, trademarks and other intangibles are recorded at cost and are amortized on a straight-line basis over estimated useful lives ranging from 7 to 10 years.

         The Company reviews the carrying values of its other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. In performing its review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of impairment losses is based on the excess of the carrying amount of the asset over the fair value calculated using discounted expected future cash flows.

(j)      DEFERRED REVENUE

         Deferred revenue represents cash received under theater system, film contracts and for various services not yet recognized as revenue.

(k)      INCOME TAXES

         Income taxes are accounted for under the liability method whereby deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the accounting and tax bases of assets and liabilities. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in earnings in the period in which the change is enacted. Valuation allowances are recorded where there is uncertainty of realization of a deferred income tax asset. Investment tax credits are recognized as a reduction of income tax expense in the year the credit is earned.

         The Company assesses realization of net deferred income tax assets and based on all available evidence, concludes whether it is more likely than not that the net deferred income tax assets will be realized.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

(l)      REVENUE RECOGNITION

         SALES-TYPE LEASES OF THEATER SYSTEMS

         Theater system leases that transfer substantially all of the benefits and risks of ownership to customers are classified as sales-type leases as a result of meeting the criteria established by FASB Statement of Financial Accounting Standards No. 13, "Accounting for Leases" ("FAS 13"). When revenue is recognized, the initial rental fees due under the contract, along with the present value of minimum ongoing rental payments, are recorded as revenues for the period, and the related projector costs including installation expenses are recorded as cost of goods and services. Additional ongoing rentals in excess of minimums are recognized as revenue when reported by the theater operator, provided that collection is reasonably assured.

         The Company recognizes revenues from sales-type leases upon installation of the theater system when all of the following criteria are met: persuasive evidence of an agreement exists; the price is fixed or determinable; and collection is reasonably assured.

         Cash installments of initial rents received in advance of the time at which revenue is recognized are recorded as deferred revenue. The associated costs of constructing the theater systems not yet recognized as revenue are included in inventories.

         If the Company and a lessee agree to change the terms of the lease, other than by renewing the lease or extending its terms, management evaluates whether the new agreement would be classified as a sales-type lease or an operating lease under the provisions of FAS 13. Any adjustments which result from a change in classification from a sales-type lease to an operating lease are recorded as a charge to earnings during the period in which the change occurs.

         The Company is periodically involved in settlements and legal proceedings relating to terminated lease agreements with customers. When settlement amounts are received, the Company allocates the total proceeds to the underlying elements based on their relative fair value.

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

         FILM LICENSING

         Revenue from licensing of films is recognized when a contractual licensing arrangement exists, the film has been completed and delivered, the license period has begun, the fee is fixed or determinable and collection is reasonably assured. Where the license fees are based on a share of the customer's revenue, and all other revenue recognition criteria stated in the preceding sentence are met, the Company recognizes revenue as the customer exhibits the film.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

(l)      REVENUE RECOGNITION (cont'd)

         MAINTENANCE AND OTHER SERVICES

         Maintenance revenues are recognized on a straight-line basis over the maintenance period. Revenues from digital re-mastering and post-production film services are recognized as the service is performed. Revenues on camera rentals are recognized over the rental period. Theater admission revenues are recognized on the date of the exhibition. Other service revenues are recognized when the services are performed.

(m)      RESEARCH AND DEVELOPMENT

         Research and development costs are expensed as incurred.

(n)      FOREIGN CURRENCY TRANSLATION

         Monetary assets and liabilities of the Company's operations, which are denominated in currencies other than the functional currency, are translated into the functional currency at the exchange rates prevailing at the end of the period. Non-monetary items are translated at historical exchange rates. Revenue and expense transactions are translated at exchange rates prevalent at the transaction date. Such exchange gains and losses are included in the determination of net earnings (loss) in the period in which they arise. For foreign subsidiaries with functional currencies other than the U.S. dollar, assets and liabilities are translated at the year-end exchange rates and revenue and expense items are translated at the average rate for the period, with translation gains and losses being included in other comprehensive income.

(o)      STOCK-BASED COMPENSATION

         The Company accounts for stock-based compensation under the intrinsic value method set out in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and its related interpretations, and has made pro forma disclosures of net earnings
         (loss) and earnings (loss) per share in note 15 as if the methodology prescribed by FASB Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), had been adopted.

(p)      PENSION PLANS

         Defined benefit pension plan liabilities are recorded as the excess of the accumulated projected benefit obligation over the fair value of plan assets. Assumptions used in computing defined benefit obligations are regularly reviewed by management in consultation with its actuaries and adjusted for market conditions. Prior service costs resulting from plan inception or amendments are amortized over the expected future service of the employees while current service costs are expensed when earned.

         For defined contribution pension plans, amounts contributed by the Company are recorded as an expense.

3.       ACCOUNTING CHANGE

         The Company adopted FAS 142, effective January 1, 2002 under which goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. If the Company had continued to amortize goodwill, the charge for 2002 would have been $2.3 million. Pursuant to FAS 142, the Company completed its test for goodwill impairment effective January 1, 2002. The Company identified its reporting units to be the same as its operating segments. The carrying values of assets, liabilities, goodwill and other intangible assets were assigned to each of these reporting units. To test for impairment in accordance with FAS 142, the fair value of each reporting unit was determined and compared to the carrying value of each unit. The Company completed the process for each reporting unit and determined that the fair value exceeded the carrying value and thus, concluded that there was no impairment in goodwill.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

3.       ACCOUNTING CHANGE (cont'd)

         In accordance with FAS 142, the effect of this change in accounting principle is reflected prospectively. Supplemental comparative disclosure as if the change had been applied retroactively, is as follows:

                                                                          YEARS ENDED DECEMBER 31,
                                                       -----------------------------------------------------------
                                                              2002                 2001                   2000
                                                       ------------------   -----------------    -----------------
Reported net earnings (loss) before
    extraordinary items                                $            3,678   $        (183,848)   $         (31,837)
    Add back:  Goodwill amortization                                   --               2,310                1,812
                                                       ------------------   -----------------    -----------------
Adjusted net earnings (loss) before
    extraordinary items                                $            3,678   $        (181,538)   $         (30,025)
                                                       ==================   =================    =================

Reported net earnings (loss)                           $           11,972   $        (145,114)   $         (92,947)
    Add back:  Goodwill amortization                                   --               2,310                1,812
                                                       ------------------   -----------------    -----------------
Adjusted net earnings (loss)                           $           11,972   $        (142,804)   $         (91,135)
                                                       ==================   =================    =================

Basic and fully diluted earnings (loss) per share:
    Reported net earnings (loss) per share             $             0.36   $           (4.69)   $           (3.11)
    Goodwill amortization                              $               --   $            0.07    $            0.06
                                                       ------------------   -----------------    -----------------
Adjusted net earnings (loss) per share                 $             0.36   $           (4.62)   $           (3.05)
                                                       ==================   =================    =================

4.       LEASES

(a)      NET INVESTMENT IN LEASES

         The Company enters into sales-type leases, for which the customer makes initial rental payments and additional rental payments with contracted minimums, which are generally indexed with inflation. The Company's net investment in sales-type leases, at December 31, is comprised of the following:

                                                                2002             2001
                                                            ------------     ------------
Gross minimum lease amounts receivable                      $     97,167     $    105,379
Residual value of equipment                                          824              898
Unearned finance income                                          (39,001)         (42,888)
                                                            ------------     ------------
Present value of minimum lease amounts receivable                 58,990           63,389
Accumulated allowance for uncollectible amounts                   (8,938)         (11,745)
                                                            ------------     ------------
Net investment in leases                                    $     50,052     $     51,644
                                                            ============     ============

(b)      RENTAL AMOUNTS

         Revenue includes the following annual rental amount, for the years ended December 31:

                                                                 2002             2001             2000
                                                            -------------    -------------    --------------
Ongoing minimum rental amounts on operating leases            $      849        $     562        $     879
Additional rentals in excess of minimum amounts on
  sales-type leases                                                  681              660            1,804
Additional rentals in excess of minimum amounts on
  operating leases                                                 3,525            2,595            2,807
Finance income on sales-type leases                                4,691            5,152            6,607
                                                              ----------        ---------        ---------
                                                              $    9,746        $   8,969        $  12,097
                                                              ==========        =========        =========

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

4.       LEASES (cont'd)

(b)      RENTAL AMOUNTS (cont'd)

         The estimated amount of gross minimum rental amounts receivable from operating and sales-type leases at December 31, 2002, for each of the next five years is as follows:

2003               $   10,287
2004                    9,408
2005                    8,842
2006                    8,598
2007                    7,470
Thereafter             60,080
                   ----------
                   $  104,685
                   ==========

5.       INVENTORIES

                                          AT DECEMBER 31,
                                    ---------------------------
                                        2002           2001
                                    -----------    ------------
Raw materials                        $   5,042      $    5,939
Work-in-process                          2,249           4,313
Finished goods                          26,800          32,471
                                     ---------      ----------
                                     $  34,092      $   42,723
                                     =========      ==========

6.       FILM ASSETS

                                                                                     AT DECEMBER 31,
                                                                              --------------------------
                                                                                 2002           2001
                                                                              -----------    -----------
Completed and released films, net of accumulated amortization                 $      206     $    1,682
Films in production                                                                   --          8,597
Development costs                                                                    213            234
                                                                              ----------     ----------
                                                                              $      419     $   10,513
                                                                              ==========     ==========

Included in costs of goods and services for 2002 are charges of $nil (2001 - $16.5 million, 2000 - $8.6 million) to reflect write-downs of unamortized film costs.

All unamortized film costs as at December 31, 2002 for released films are expected to be amortized within three years from December 31, 2002. The amount of accrued participation liabilities that the Company expects to pay during 2003 is $3.7 million.

Film assets include $nil of interest capitalized in 2002 (2001 - $0.5 million, 2000 - $0.8 million).

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

7.       FIXED ASSETS

                                                                      AT DECEMBER 31, 2002
                                                  -------------------------------------------------------------
                                                                           ACCUMULATED
                                                        COST              DEPRECIATION         NET BOOK VALUE
                                                  -----------------   --------------------    -----------------
Equipment leased or held for use
     Projection equipment                         $          38,460     $          20,468     $          17,992
     Camera equipment                                         9,548                 7,629                 1,919
                                                  -----------------     -----------------     -----------------
                                                             48,008                28,097                19,911
                                                  -----------------     -----------------     -----------------
Assets under construction                                     1,672                    --                 1,672
                                                  -----------------     -----------------     -----------------

Other fixed assets
     Land                                                     1,648                    --                 1,648
     Buildings                                               15,505                 5,620                 9,885
     Office and production equipment                         24,023                19,081                 4,942
     Leasehold improvements                                   8,928                 1,678                 7,250
                                                  -----------------     -----------------     -----------------
                                                             50,104                26,379                23,725
                                                  -----------------     -----------------     -----------------
                                                  $          99,784     $          54,476     $          45,308
                                                  =================     =================     =================

                                                                      AT DECEMBER 31, 2002
                                                  -------------------------------------------------------------
                                                                           ACCUMULATED
                                                         COST             DEPRECIATION         NET BOOK VALUE
                                                  -----------------   --------------------    -----------------
Equipment leased or held for use
     Projection equipment                         $          40,497     $          18,099     $          22,398
     Camera equipment                                         9,442                 7,239                 2,203
                                                  -----------------     -----------------     -----------------
                                                             49,939                25,338                24,601
                                                  -----------------     -----------------     -----------------
Assets under construction                                    1,452                     --                 1,452
                                                  -----------------     -----------------     -----------------

Other fixed assets
     Land                                                     1,949                    --                 1,949
     Buildings                                               16,192                 5,052                11,140
     Office and production equipment                         22,404                16,875                 5,529
     Leasehold improvements                                   8,893                   912                 7,981
                                                  -----------------     -----------------     -----------------
                                                             49,438                22,839                26,599
                                                  -----------------     -----------------     -----------------
                                                  $         100,829     $          48,177     $          52,652
                                                  =================     =================     =================

         Interest capitalized in 2002 to fixed assets amounted to $nil (2001 - $nil, 2000 - $0.6 million).

8.       OTHER ASSETS

                                                                                              AT DECEMBER 31,
                                                                                     -------------------------------
                                                                                           2002            2001
                                                                                     ---------------   -------------
Pension asset, representing unrecognized prior service costs                            $    7,036       $    6,647
Deferred charges on debt financing                                                           2,184            3,092
Investments in equity-accounted investees                                                       --              314
Other assets                                                                                 1,235            1,242
                                                                                        ----------       ----------
                                                                                        $   10,455       $   11,295
                                                                                        ==========       ==========

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

9.       INCOME TAXES

(a) Earnings (loss) from continuing operations before income taxes and minority interest by tax jurisdiction, for the years ended December 31, is comprised of the following:

                                  2002             2001            2000
                             --------------   -------------   -------------
Canada                         $   (3,055)      $  (91,414)     $  (31,884)
United States                         583          (29,368)         (8,008)
Japan                               1,031              291             338
Other                                (553)          (1,502)         (3,367)
                               ----------       ----------      ----------
                               $   (1,994)      $ (121,993)     $  (42,921)
                               ==========       ==========      ==========

(b) The recovery of (provision for) income taxes related to income before the cumulative effect of changes in accounting principles and extraordinary items, for the year ended December 31, comprise of the following:

                                  2002            2001            2000
                             --------------   -------------   -------------
Current:
  Canada                     $      (754)       $   13,598      $    8,167
  Foreign                            (45)              (35)           (229)
                             -----------        ----------      ----------
                                    (799)           13,563           7,938
                             -----------        ----------      ----------
Deferred:
  Canada                           4,405           (16,111)          1,915
  Foreign                             --            (8,457)          3,286
                             -----------        ----------      ----------
                                   4,405           (24,568)          5,201
                             -----------        ----------      ----------
                             $     3,606        $  (11,005)     $   13,139
                             ===========        ----------      ----------

(c) The recovery of (provision for) income taxes before the cumulative effect of changes in accounting principles and extraordinary items differs from the amount that would have resulted by applying the combined Canadian federal and provincial statutory income tax rates to earnings, for the years ended December 31, is due to the following:

                                                                      2002           2001             2000
                                                                   -----------     ----------      ----------
Income tax recovery at combined statutory rates                    $     769       $  50,773        $ 18,863
Increase (decrease) resulting from:
    Permanent differences                                              3,070          (3,434)         (3,113)
    Manufacturing and processing credits deduction                      (141)         (1,704)         (2,841)
    Decrease (increase) in valuation allowance                         1,762         (41,239)         (1,338)
    Large corporations tax                                              (403)           (402)           (405)
    Income tax at different rates in foreign and other
        provincial jurisdictions                                         (37)         (1,156)           (353)
    Investment tax credits and other                                      11            (903)          2,326
    Effect of legislated tax rate reductions                              --         (12,940)             --
    Other                                                             (1,425)             --              --
                                                                   =========       ---------        --------

Recovery of (provision for) income taxes, as reported              $   3,606       $ (11,005)       $ 13,139
                                                                   =========       =========        ========

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

9.       INCOME TAXES (cont'd)

(d) The deferred income tax asset, at December 31, is comprised of the following:

                                                                                   2002              2001
                                                                              --------------    --------------
Net operating loss and capital loss carryforwards                             $      11,581     $      16,959
Investment tax credit and other tax credit carryforwards                              1,883             1,944
Write-downs of other assets                                                           5,596             5,085
Excess tax over accounting basis in fixed assets and inventories                     37,875            37,920
Accrued reserves                                                                      4,636             9,628
Other                                                                                 2,298             3,135
                                                                              -------------     -------------
Total deferred income tax assets                                                     63,869            74,671
Income recognition on net investment in leases                                      (16,306)          (26,145)
                                                                              -------------     -------------
                                                                                     47,563            48,526
Valuation allowance                                                                 (43,742)          (45,504)
                                                                              -------------     -------------
Net deferred income tax asset                                                 $       3,821     $       3,022
                                                                              =============     =============

Loss carryforwards and tax credit carryforwards expire as follows:

                                                       INVESTMENT TAX
                                                      CREDITS AND OTHER                             NET OPERATING
                                                         TAX CREDIT            CAPITAL LOSS             LOSS
                                                       CARRYFORWARDS          CARRYFORWARDS         CARRYFORWARDS
                                                      -----------------       -------------         -------------
2003                                                     $      300             $       --            $       --
2004                                                             --                     --                    --
2005                                                             --                     --                    --
2006                                                             --                     --                   537
2007                                                             --                     --                   465
Thereafter                                                    1,583                 24,370                32,207
                                                         ----------             ----------            ----------
                                                         $    1,883             $   24,370            $   33,209
                                                         ==========             ==========            ==========

         Net operating loss carryforwards can be carried forward to reduce taxable income through to 2022. Net capital loss carryforwards can be carried forward indefinitely to reduce capital gains. Investment tax credits and other tax credits can be carried forward to reduce income taxes payable through to 2012.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

10.      OTHER INTANGIBLE ASSETS

                                                                        AT DECEMBER 31, 2002
                                                 -------------------------------------------------------------
                                                                            ACCUMULATED
                                                       COST                AMORTIZATION        NET BOOK VALUE
                                                 ------------------     ------------------   ------------------
Patents and trademarks                              $    4,007              $    1,417           $    2,590
Intellectual property rights                             1,193                     420                  773
Other intangible assets                                  1,264                   1,264                   --
                                                    ----------              ----------           ----------
                                                    $    6,464              $    3,101           $    3,363
                                                    ==========              ==========           ==========

                                                                        AT DECEMBER 31, 2001
                                                 -------------------------------------------------------------
                                                                            ACCUMULATED
                                                       COST                AMORTIZATION        NET BOOK VALUE
                                                 ------------------     ------------------   ------------------
Patents and trademarks                              $    3,332              $      977           $    2,355
Intellectual property rights                             1,193                     248                  945
Other intangible assets                                  1,264                     457                  807
                                                    ----------              ----------           ----------
                                                    $    5,789              $    1,682           $    4,107
                                                    ==========              ==========           ==========

         The Company expects to amortize approximately $0.7 million of other intangible assets for each of the next 5 years.

11.      SENIOR NOTES DUE 2005

         In December 1998, the Company issued $200.0 million of Senior Notes due December 1, 2005 (the "Senior Notes") bearing interest at 7.875% per annum with interest payable in arrears on June 1 and December 1 of each year, commencing June 1, 1999. The Senior Notes are the senior unsecured obligation of the Company, ranking pari passu in right of payment to all existing and future senior unsecured and unsubordinated indebtedness of the Company and senior in right of payment to any subordinated indebtedness of the Company.

         The Senior Notes contain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends or make other distributions, make certain investments, create certain liens, engage in certain transactions with affiliates, engage in certain sale and leaseback transaction or engage in mergers, consolidations or the transfer of all or substantially all of the assets of the Company. The Senior Notes are subject to redemption by the Company, in whole or in part, at any time on or after December 1, 2002, at redemption prices expressed as percentages of the principal amount for each 12-month period commencing December 1 of the years indicated: 2003 - 101.969%, 2004 and thereafter - 100.000%, together with interest accrued thereon to the redemption date. If certain changes result in the imposition of withholding taxes under Canadian law, the Senior Notes are subject to redemption at the option of the Company, in whole but not in part, at a redemption price of 100% of the principal amount thereof plus accrued interest to the date of redemption. In the event of a change in control, holders of the Senior Notes may require the Company to repurchase all or part of the Senior Notes at a price equal to 101% of the principal amount thereof plus accrued interest to the date of repurchase.

         Interest expense on the Senior Notes amounted to $15.8 million in 2002 (2001 - $15.8 million, 2000 - $15.8 million).

                                 IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

12.      CONVERTIBLE SUBORDINATED NOTES DUE 2003

         In April 1996, the Company issued $100.0 million of 5.75% Convertible Subordinated Notes due April 1, 2003 (the "Subordinated Notes") payable in arrears on April 1 and October 1. The Subordinated Notes, subordinate to present and future senior indebtedness of the Company, are convertible into common shares of the Company at the option of the holder at a conversion price of $21.406 per share (equivalent to a conversion rate of 46.7154 shares per $1,000 principal amount of Subordinated Notes) at any time prior to maturity.

         The Subordinated Notes are redeemable at the option of the Company after April 1, 1999, without limitation equal to the principal amount plus accrued interest.

         During 2001, the Company and a wholly owned subsidiary of the Company purchased an aggregate of $70.4 million of the Company's Subordinated Notes for $13.7 million, consisting of $12.5 million in cash, and common shares of the Company valued at $1.2 million. The Company cancelled the purchased Subordinated Notes and recorded an extraordinary gain of $38.7 million in 2001, net of income tax expense of $16.8 million.

         During 2002, the Company and a wholly owned subsidiary of the Company purchased an additional $20.5 million in the aggregate of the Company's Subordinated Notes for $8.1 million, consisting of $6.0 million in cash, and common shares of the Company valued at $2.1 million. The Company cancelled the purchased Subordinated Notes and recorded an extraordinary gain of $8.3 million, net of income tax expense of $3.6 million. This transaction had the effect of reducing the principal amount of the Company's outstanding Subordinated Notes as at December 31, 2002 to $9.1 million.

13.      COMMITMENTS

(a) Total minimum annual rental payments to be made by the Company under operating leases for premises are as follows:

2003                    $   4,825
2004                        4,454
2005                        4,544
2006                        4,667
2007                        4,537
Thereafter                 36,177
                        ---------
                        $  59,204
                        =========

         Rent expense was $4.0 million for 2002 (2001 - $5.6 million, 2000 - $5.5 million). In addition, in 2002 an accrual of $nil (2001 - $4.2 million, 2000 - $nil) was charged to selling, general and administrative expenses for exit costs associated with a plan to vacate and sub-lease one of the Company's premises.

(b) As of December 31, 2002, the Company has letters of credit of $3.3 million outstanding, which have been collateralized by cash deposits.

                               IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

14.      CONTINGENCIES

(a) In November 2001, the Company filed a complaint with the High Court of Munich (the "Court") against Big Screen, a German large-screen cinema owner in Berlin ("Big Screen"), demanding payment of rental payments and certain other amounts owed to the Company. Big Screen has raised a defense based on alleged infringement of German antitrust rules, relating mainly to an allegation of excessive pricing. Big Screen is also a member of Euromax, an association of European large-screen cinema owners that filed a complaint in 2000 with the European Commission based on European Community ("EC") competition rules, which was dismissed in its entirety by the EC in July 2002. Euromax is entitled to a decision in appealable form, therefore the Company expects the EC to confirm its rejection of the complaint in the form of an appealable decision. Big Screen had brought a number of motions for restraining orders in this matter relating to the Company's provision of films and maintenance, all of which have been rejected by the courts, including the Berlin Court of Appeals, and for which all appeals have been exhausted. The Company believes that all of the allegations in Big Screen's individual defense are meritless and will accordingly continue to prosecute this matter vigorously. The Company believes that the amount of the loss, if any, suffered in connection with this dispute would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

(b) In June 2000, a complaint was filed against the Company and a third party by Mandalay Resort Group formerly known as Circus Circus Enterprises, Inc., alleging breach of contract and express warranty, fraud and misrepresentation in connection with the installation of certain motion simulation bases in Nevada. The case is being heard in the U.S. District Court for the District of Nevada. The complainant is seeking damages in excess of $4.0 million. The Company has brought a third party action against Tri-Tech International, Inc. ("Tri-Tech") claiming that any liability of the Company would be due to Tri-Tech's non-performance. The Company believes that the allegations made against it in the complaint are meritless and will accordingly defend the matter vigorously. The Company further believes that the amount of loss, if any, suffered in connection with this lawsuit would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

(c) In March 2001, a complaint was filed against the Company by Muvico Entertainment, L.L.C. ("Muvico"), alleging misrepresentation and seeking rescission in respect of the system lease agreements between the Company and Muvico. The Company filed counterclaims against Muvico for breach of contract, unjust enrichment unfair competition and/or deceptive trade practices and theft of trade secrets, and brought claims against MegaSystems, Inc. ("MegaSystems"), a large-format theater system manufacturer, for tortious interference and unfair competition and/or deceptive trade practices and to enjoin Muvico and MegaSystems from using the Company's confidential and proprietary information. The case is being heard in the U.S. District Court, Southern District of Florida, Miami Division. The Company moved for summary judgement on its contract claims against Muvico in September 2002 and is awaiting a ruling by the court. The Company believes that the allegations made by Muvico in its complaint are entirely without merit and will accordingly defend the claims vigorously. The Company further believes that the amount of loss, if any, suffered in connection with this lawsuit would not have a material impact on the financial position or results of operation of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

(d) In addition to the matters described above, the Company is currently involved in other legal proceedings which, in the opinion of the Company's management, will not materially affect the Company's financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such proceedings.

(e) As of December 31, 2002, the Company has letters of credit of $3.3 million outstanding, which have been collateralized by cash deposits.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

15.      CAPITAL STOCK

(a)      AUTHORIZED

         The authorized capital of the Company consists of an unlimited number of common shares.

         The following is a summary of the rights, privileges, restrictions and conditions of the common shares.

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

(b)      CHANGES DURING THE PERIOD

         In 2002, the Company issued 74,252 common shares pursuant to the exercise of stock options for cash proceeds of $0.2 million and 1,000,000 common shares with an ascribed value of $2.1 million as partial payment for the repurchase of a portion of the Subordinated Notes (see note 12).

         In 2001, the Company issued 150,000 common shares pursuant to the exercise of stock options for cash proceeds of $0.03 million, 20,000 common shares with a value of $0.4 million relating to additional consideration for a prior period business acquisition, 1,000,000 common shares under terms of the Company's employment contracts with an ascribed value of $2.6 million and 677,600 common shares with an ascribed value of $1.2 million as partial payment for the repurchase of a portion the Subordinated Notes (see note 12).

         In 2000, the Company issued 281,300 common shares pursuant to the exercise of stock options for cash proceeds of $1.4 million, 10,658 common shares with a value of $0.2 million related to additional consideration for a prior period business acquisition and 1,668 common shares under the terms of an employment contract with an ascribed value of $0.03 million.

(c)      SHARES HELD BY A SUBSIDIARY

         During 2000, 148,000 common shares held by a subsidiary were sold to a former employee of the Company in connection with the exercise of a stock option grant for cash proceeds of $0.03 million.

(d)      STOCK BASED COMPENSATION

         As at December 31, 2002, the Company has reserved a total of 8,367,640 (2001 - 8,372,550) common shares for future issuance as follows:

         (i) 8,367,640 common shares remain reserved for issuance under the Stock Option Plan, of which options in respect of 5,640,898 common shares are outstanding at December 31, 2002. The options granted under the Stock Option Plan generally vest between one and five years and expire 10 years or less from the date granted. At December 31, 2002, options in respect of 3,360,165 common shares were vested and exercisable. During 2002, the number of common shares reserved was decreased by 42,500 upon the exercise of options under the Stock Option Plan; decreased by 31,752 upon the exercise of other options; and was increased by 69,342 upon the termination of share grant obligations to executives of a former subsidiary.

         (ii) Under the terms of certain employment agreements, the Company is required to issue 360,000 restricted common shares or pay their cash equivalent. The restricted shares or the related cash obligation are fully vested effective July 1, 2002. The Company has recorded an expense of $0.7 million in 2002 (2001
                  - $0.6 million, 2000 - $0.2 million) under these agreements.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

15.      CAPITAL STOCK (cont'd)

(d)      STOCK BASED COMPENSATION (cont'd)

         The following table summarizes certain information in respect of option activity under the Stock Option Plan:

                                                                                          WEIGHTED AVERAGE
                                                      NUMBER OF SHARES                EXERCISE PRICE PER SHARE
                                             -----------------------------------   ------------------------------
                                                2002        2001          2000       2002       2001       2000
                                             ---------   ----------    ---------   --------   --------   --------
Options outstanding, beginning of year       4,609,086    8,071,072    5,157,400   $  16.98   $  21.91   $  20.18
Granted                                      2,229,893    1,395,128    3,224,972       4.76       2.95      24.25
Exercised                                      (42,500)           -     (131,300)      3.11          -       9.06
Cancelled(1)                                  (869,681)  (2,867,100)           -      22.81      21.42          -
Forfeited                                     (285,900)  (1,990,014)    (180,000)     24.66      21.94      26.17
                                             ---------   ----------    ---------
Options outstanding, end of year             5,640,898    4,609,086    8,071,072      11.31      16.98      21.91
                                             =========   ==========    =========
Options exercisable, end of year             3,360,165    2,549,182    3,269,728      13.89      20.31      19.65
                                             =========   ==========    =========

(1) Included in 2001 are stock options for 2,600,000 common shares cancelled for $nil consideration in conjunction with the issuance of 650,000 common shares under the terms of certain employment agreements. The cancellation of other stock options was done for $nil consideration.

         The following table summarizes certain information in respect of options outstanding under the Stock Option Plan at December 31, 2002:

                          NUMBER OF SHARES
                       ----------------------
                                                      WEIGHTED
 RANGE OF EXERCISE                                AVERAGE EXERCISE     AVERAGE
 PRICES PER SHARE      OUTSTANDING    VESTED      PRICE PER SHARE   REMAINING TERM
------------------     -----------  ---------     ----------------  --------------
$ 0.00 - $   2.99         364,128     180,459       $     2.62        5.7 Years
$ 3.00 - $   4.99       2,660,009   1,120,870             4.10        6.2 Years
$ 5.00 - $   9.99         429,889     257,064             6.78        3.8 Years
$10.00 - $  14.99          11,000      11,000            13.48        3.1 Years
$15.00 - $  19.99         258,400     256,400            16.27        3.7 Years
$20.00 - $  24.99       1,503,172   1,266,172            22.26        6.3 Years
$25.00 - $  28.04         414,300     268,200            27.11        6.9 Years
                        ---------   ---------
 Total                   5,640,898  3,360,165            11.31        5.7 Years
                        =========   =========

         The Company recorded compensation expenses relating to stock options granted to non-employees for $0.5 million in 2002 (2001 - $nil, 2000 - $nil) and credited the amounts to other equity.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

15.      CAPITAL STOCK (cont'd)

(d)      STOCK BASED COMPENSATION (cont'd)

         The Company currently follows APB 25 and if the methodology prescribed by FAS 123 had been adopted by the Company, pro forma results for the year ended December 31, would have been as follows:

                                                            2002           2001           2000
                                                         -----------   ------------   -----------
Net earnings (loss) as reported                          $    11,972   $   (145,114)  $   (92,947)
Stock-based compensation expense, if the methodology
     prescribed by FAS 123 had been adopted                  (10,765)       (10,290)       (6,367)
                                                         -----------   ------------   -----------
Adjusted net earnings (loss)                             $    (1,207)  $   (155,404)  $   (99,314)
                                                         ===========   ============   ===========

Earnings (loss) per share - basic and fully diluted:
     Net earnings (loss) as reported                     $      0.36   $      (4.69)  $     (3.11)
     FAS 123 stock-based compensation expense            $     (0.32)  $      (0.34)  $     (0.21)
                                                         -----------   ------------   -----------
     Adjusted net earnings (loss)                        $      0.04   $      (5.03)  $     (3.32)
                                                         ===========   ============   ===========

         The weighted average fair value of common share options granted in 2002 at the time of grant was $2.2 million (2001 - $3.2 million, 2000 - $24.1 million). The fair value of common share options granted is estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, an average risk free interest rate of 2.6% (2001 - 4.5%, 2000 - 6.0%), 20%
         forfeiture of options vesting greater than two years, expected life of one to seven years and expected volatility of 50% (2001 - 200%, 2000 - 200%).

(e)      EARNINGS (LOSS) PER SHARE

                                                                           YEARS ENDED DECEMBER 31,
                                                               ----------------------------------------------
                                                                   2002            2001            2000
                                                               -------------   -------------   --------------
Net earnings (loss) applicable to common shareholders:
Earnings (loss) before cumulative effect of changes in
   accounting principles and extraordinary items               $       3,678   $    (183,848)  $      (31,837)
Cumulative effect of changes in accounting principles,
   net of income tax benefit of $37,286                                   --              --          (61,110)
Extraordinary gain on repurchase of convertible
   subordinated notes, net of income tax expense
   of $3,606 in 2002 and $16,843 in 2001                               8,294          38,734               --
                                                               -------------   -------------   --------------
                                                               $      11,972   $    (145,114)  $      (92,947)
                                                               =============   =============   ==============
Weighted average number of common shares:
Issued and outstanding, beginning of year                         31,899,114      30,051,514       29,757,888
Weighted average number of shares
   issued during the year                                          1,044,279         864,167          116,227
                                                               -------------   -------------   --------------
Weighted average number of shares used in computing
   basic earnings (loss) per share                                32,943,393      30,915,681       29,874,115
Assumed exercise of stock options, net of
   shares assumed                                                    362,935              --               --
                                                               -------------   -------------   --------------
Weighted average number of shares used in computing
   diluted earnings (loss) per share                              33,306,328      30,915,681       29,874,115
                                                               =============   =============   ==============

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

15.      CAPITAL STOCK (cont'd)

(e)      EARNINGS (LOSS) PER SHARE (cont'd)

         The calculation of diluted loss per share for 2001 and 2000 excludes options to purchase common shares of stock which were outstanding, and for 2002, 2001 and 2000 excludes common shares issuable upon conversion of the Subordinated Notes as the impact of these exercises and conversions would be anti-dilutive.

16.      CONSOLIDATED STATEMENTS OF OPERATIONS SUPPLEMENTAL INFORMATION

         Included in IMAX systems revenue for 2002 is $5.1 million (2001 - $5.5 million , 2000 - $1.4 million) for restructured and/or terminated lease agreements with customers.

17.      RESTRUCTURING COSTS AND ASSET IMPAIRMENTS (RECOVERIES)

                                               YEARS ENDED DECEMBER 31,
                                        --------------------------------------
                                           2002          2001         2000
                                        ----------    ----------   -----------
Restructuring costs(1) (recovery)       $     (497)   $   16,292   $        --

Asset impairments (recovery)
      Net investment in leases(2)           (2,840)       13,633            --
      Fixed assets(3)                          376        26,660        11,152
      Other assets                              --         3,283            --
                                        ----------    ----------   -----------

Total                                   $   (2,961)   $   59,868   $    11,152
                                        ==========    ==========   ===========

         (1) During 2001, the Company reduced its expenses and changed its corporate structure to reflect industry-wide economic and financial difficulties faced by certain of the Company's customers. During the year ended December 31, 2001, the Company relocated its Sonics sound-system facility in Birmingham, Alabama to the Company's current facilities near Toronto, Canada, and reduced its overall corporate workforce by 208 employees. In 2001, the Company recorded expenses of $12.6 million for staff severances and $3.7 million for premises relocation charges. During 2002, the Company recovered $0.5 million of restructuring liabilities for terminated employees who obtained employment prior to the completion of their severance period. As at December 31, 2002 the Company has accrued liabilities of $1.4 million (2001 - $5.1 million, 2000 - $nil) for costs of severed employees to be paid over the next two years. During 2002, the Company paid out $3.2 million of termination benefits.

         (2) In its assessment of the carrying value of the Company's net investment in leases for the year ended December 31, 2001, the Company recorded a charge of $13.6 million (2000 - $nil), as collectibility associated with certain leases was considered uncertain. During 2002, the Company recorded a recovery of previously provided amounts of $2.8 million as collectibility associated with certain leases due to amendment or settlement of the leases.

         (3) The Company, in assessing the carrying value of its long-lived assets recorded write-downs of $0.4 million in 2002 (2001 - $26.7 million, 2000 - $11.2) relating to fixed assets as estimated discounted future cash flows were less than the carrying amount of the asset.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

18.      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               YEARS ENDED DECEMBER 31,
                                                                       ---------------------------------------
                                                                           2002          2001          2000
                                                                       -----------    ----------    ----------
(a) Changes in other non-cash operating assets and liabilities comprise of the following:
    Decrease (increase) in:
         Accounts receivable                                           $     3,383    $    1,331    $     (111)
         Net investment in leases                                              220         5,687        (9,258)
         Inventories                                                         8,092         6,852        (6,657)
         Prepaid expenses                                                     (688)          (33)       (1,939)

    Increase (decrease) in:
         Accounts payable                                                       33        (9,862)       (7,127)
         Accrued liabilities                                                (7,838)       19,880       (40,224)
         Deferred revenue                                                    2,914        (9,335)       (8,613)
                                                                       -----------    ----------    ----------
                                                                       $     6,116    $   14,520    $  (73,929)
                                                                       ===========    ==========    ==========

(b) Cash payments made during the year on account of:
    Income taxes                                                       $     1,256    $    1,107    $   33,613
                                                                       ===========    ==========    ==========

    Interest                                                           $    16,868    $   21,910    $   21,500
                                                                       ===========    ==========    ==========

(c) Depreciation, amortization and write-downs (recoveries)
         comprise of the following:
    Depreciation and amortization:
         Film assets                                                   $     1,973    $   10,544    $    9,346
         Fixed assets                                                        6,300         8,652        11,131
         Other assets                                                        2,202         3,075         4,982
         Goodwill                                                               --         2,310         1,812
         Other intangible assets                                             1,419           695           302
         Deferred financing costs                                              792         1,149         1,213
                                                                       -----------    ----------    ----------
                                                                            12,686        26,425        28,786
    Write-downs (recoveries):
         Accounts receivable                                                (1,941)        4,469        13,086
         Net investment in leases                                              708        13,633            --
         Inventories                                                         1,229         4,053            --
         Film assets                                                            --        16,514         8,602
         Fixed assets                                                        3,175        26,660        11,152
         Other assets                                                          216         8,047            --
                                                                       -----------    ----------    ----------
                                                                             3,387        73,376        32,840
                                                                       -----------    ----------    ----------
                                                                       $    16,073    $   99,801    $   61,626
                                                                       ===========    ==========    ==========

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

19.      SEGMENTED AND OTHER INFORMATION

         As of December 31, 2002, the Company has three reportable segments:
         IMAX systems, films and other. The Company's digital projection systems operating segment was disposed of effective December 11, 2001 and has been reflected as discontinued operations (see note 23). The IMAX systems segment designs, manufactures, sells or leases and maintains IMAX theater projection systems. The films segment produces and distributes films, and performs film post-production services. The other segment includes camera rentals and theater operations. The accounting policies of the segments are the same as those described in note 2. Segment performance is evaluated based on gross margin less selling, general and administrative expenses, research and development expenses, amortization of intangibles, loss (income) from equity-accounted investees and restructuring costs and asset impairments (recoveries). Inter-segment transactions are not significant.

(a)      OPERATING SEGMENTS

                                                            YEARS ENDED DECEMBER 31,
                                                  ------------------------------------------
                                                     2002            2001           2000
                                                  -----------    ------------    -----------
REVENUE
IMAX systems                                      $    70,959    $     76,582    $   113,226
Films                                                  40,556          29,923         41,711
Other                                                  19,135          12,154         18,179
                                                  -----------    ------------    -----------
Total                                             $   130,650    $    118,659    $   173,116
                                                  ===========    ============    ===========

EARNINGS (LOSS) FROM OPERATIONS
IMAX systems                                      $    30,763    $      4,226    $    38,660
Films                                                   5,379         (33,022)       (13,734)
Other                                                    (899)        (21,850)       (23,321)
Corporate overhead                                    (20,483)        (43,233)       (19,936)
                                                  -----------    ------------    -----------
Total                                             $    14,760    $    (93,879)   $   (18,331)
                                                  ===========    ============    ===========

DEPRECIATION, AMORTIZATION AND WRITE-DOWNS
Depreciation and amortization:
   IMAX systems                                   $     5,030    $     12,548    $     8,187
   Films                                                3,556           8,725         11,208
   Other and corporate                                  4,100           5,152          9,391
                                                  -----------    ------------    -----------
                                                       12,686          26,425         28,786
                                                  -----------    ------------    -----------
Write-downs (recoveries):
   IMAX systems                                         4,505          24,421         13,086
   Films                                                   --          30,901          8,602
   Other and corporate                                 (1,118)         18,054         11,152
                                                  -----------    ------------    -----------
                                                        3,387          73,376         32,840
                                                  -----------    ------------    -----------
Total                                             $    16,073    $     99,801    $    61,626
                                                  ===========    ============    ===========

PURCHASE (DISPOSALS) OF FIXED ASSETS
IMAX systems                                      $      (344)   $        173    $     3,600
Films                                                     152               3         15,147
Other                                                   1,733             915          8,896
                                                  -----------    ------------    -----------
Total                                             $     1,541    $      1,091    $    27,643
                                                  ===========    ============    ===========

                                                               AT DECEMBER 31,
                                                  ------------------------------------------
                                                     2002            2001           2000
                                                  -----------    ------------    -----------
ASSETS
IMAX systems                                      $   163,795    $    182,319    $   222,119
Films                                                  17,680          30,372         68,609
Other                                                   9,823           9,014         38,262
Corporate                                              51,678          39,807        101,219
Discontinued operations                                    --              --         61,891
                                                  -----------    ------------    -----------
Total                                             $   242,976    $    261,512    $   492,100
                                                  ===========    ============    ===========

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

19.      SEGMENTED AND OTHER INFORMATION (cont'd)

(b)      GEOGRAPHIC INFORMATION

         Revenue by geographic area is based on the location of the theater.

                                                            YEARS ENDED DECEMBER 31,
                                                  ------------------------------------------
                                                      2002           2001           2000
                                                  -----------    ------------    -----------
REVENUE
Canada                                            $     7,236    $      5,524    $     8,454
United States                                          75,620          71,357         82,987
Europe                                                 23,846          21,880         43,141
Japan                                                   6,395           3,971          4,512
Rest of World                                          17,553          15,927         34,022
                                                  -----------    ------------    -----------
Total                                             $   130,650    $    118,659    $   173,116
                                                  ===========    ============    ===========

                                                               AT DECEMBER 31,
                                                  ------------------------------------------
                                                     2002            2001           2000
                                                  -----------    ------------    -----------
LONG-LIVED ASSETS
Canada                                            $    20,958    $     20,197    $    28,684
United States                                          32,459          42,634         74,782
Europe                                                  2,258           1,126          3,810
Japan                                                      25              40            840
Rest of World                                           3,426           4,057          8,580
                                                  -----------    ------------    -----------
Total                                             $    59,126    $     68,054    $   116,696
                                                  ===========    ============    ===========

         Long-lived assets include fixed assets, other assets and other intangible assets.

(c)      REVENUE AND COST OF GOODS AND SERVICES

                                                            YEARS ENDED DECEMBER 31,
                                                  ------------------------------------------
                                                     2002            2001           2000
                                                  -----------    ------------    -----------
Revenue:
  Products                                        $    77,024    $     80,403    $   121,478
  Services                                             53,626          38,256         51,638
                                                  -----------    ------------    -----------
Total revenue                                     $   130,650    $    118,659    $   173,116
                                                  ===========    ============    ===========
Costs of goods and services:
  Products                                        $    35,611    $     63,270    $    66,321
  Services                                             42,827          34,121         46,334
                                                  -----------    ------------    -----------
Total costs of goods and services                 $    78,438    $     97,391    $   112,655
                                                  ===========    ============    ===========

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

20.      FINANCIAL INSTRUMENTS

         The Company is exposed to market risk from changes in foreign currency rates. The Company does not use financial instruments for trading or other speculative purposes. The Company maintains cash and cash equivalents with various major financial institutions. The Company's cash is invested with highly rated financial institutions.

         A substantial portion of the Company's revenues are denominated in U.S. dollars while a substantial portion of its costs and expenses are denominated in Canadian dollars. A portion of the net U.S. dollar cash flows of the Company is periodically converted to Canadian dollars to fund Canadian dollar expenses through the spot market. The Company plans to convert Canadian dollar expenses to U.S. dollars through the spot markets on a go-forward basis. In Japan, the Company has ongoing operating expenses related to its operations. Net Japanese Yen flows are converted to U.S. dollars generally through the spot markets. The Company also has cash receipts under leases denominated in Japanese Yen and Euros which were converted to U.S. dollars generally through the spot market. The Company plans to convert Japanese Yen and Euros lease cash flows to U.S. dollars through the spot markets on a go-forward basis. As at December 31, 2002, no foreign currency forward contracts are outstanding.

         The Company's adoption of FASB Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities", effective January 1, 2001, did not have a significant impact on the accounts.

         The carrying values of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair values due to the short-term maturity of these instruments. The Company's other financial instruments at December 31, comprise of the following:

                                                                2002                             2001
                                                   -----------------------------      ----------------------------
                                                     CARRYING         ESTIMATED         CARRYING        ESTIMATED
                                                      AMOUNT          FAIR VALUE         AMOUNT         FAIR VALUE
                                                   -----------       -----------      -----------       ----------
Senior Notes due 2005                              $   200,000       $   156,000      $   200,000       $   80,000
Convertible Subordinated Notes due 2003                  9,143             8,686           29,643            9,189

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

21.      EMPLOYEE PENSION PLANS

(a)      DEFINED BENEFIT PLAN

         On July 12, 2000, the Company established a defined benefit pension plan covering its two Co-Chief Executive Officers. The plan provides for a lifetime retirement benefit from age 55 determined as 75% of the member's best average 60 consecutive months of earnings during the 120 months preceding retirement. Once benefit payments begin, the benefit is indexed annually to the cost of living and further provides for 100% continuance for life to the surviving spouse. The benefits were 50% vested as at July 12, 2000, the plan initiation date. The vesting percentage increases on a straight-line basis from inception until age
         55. The vesting percentage of a member whose employment terminates other than by voluntary retirement shall be 100%. Also, upon the occurrence of a change in control of the Company prior to termination of a member's employment, the vesting percentage shall become 100%. The following assumptions were used in determining the unfunded status of the Company's defined benefit pension plan at December 31:

                                                                       2002            2001             2000
                                                                   -----------    -------------     ------------
Discount rate                                                          6.0%             7.0%             7.0%
Rate of increase in compensation levels                                nil%             1.5%             1.5%

The amounts accrued for the plan are determined as follows:

                                                                       2002            2001             2000
                                                                   -----------    -------------     ------------
Projected benefit obligation:
       Obligation, beginning of year                               $    13,819    $      11,595     $         --
       Obligation arising on initiation of plan                             --               --           11,321
       Service cost                                                      1,777            1,701              831
       Interest cost                                                     1,029              871              411
       Actuarial loss (gain)                                               525             (348)            (968)
                                                                   -----------    -------------     ------------
       Obligation, end of year                                     $    17,150    $      13,819     $     11,595
                                                                   ===========    =============     ============
Unfunded status:
       Obligation, end of year                                     $    17,150    $      13,819     $     11,595
       Unrecognized prior service cost                                  (7,826)          (9,224)         (10,622)
       Unrecognized actuarial gain                                         791            1,316              968
                                                                   -----------    -------------     ------------
       Accrued pension liability                                   $    10,115    $       5,911     $      1,941
                                                                   ===========    =============     ============

         In addition, included in accrued liabilities, is a minimum pension liability of $7.0 million (2001 - $6.6 million), representing unrecognized prior service costs.

         The following table provides disclosure of pension expense for the defined benefit plan for the year ended December 31:

                                                                       2002           2001              2000
                                                                   -----------    -------------     ------------
Service cost                                                       $     1,777    $       1,701     $        831
Interest cost                                                            1,029              871              411
Amortization of prior service cost                                       1,398            1,398              699
                                                                   -----------    -------------     ------------
Pension expense                                                    $     4,204    $       3,970     $      1,941
                                                                   ===========    =============     ============

         At the time the Company established the defined benefit pension plan, it also took out life insurance policies on its two Co-Chief Executive Officers. The Company intends to use the proceeds of such insurance policies to satisfy, in whole or in part, the survival benefits due and payable under the plan, although there can be no assurance that the Company will ultimately do so. At December 31, 2002, the cash surrender value of the insurance policies is $0.9 million (2001 - $0.4 million).

                               IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

21.      EMPLOYEE PENSION PLANS (cont'd)

(b)      DEFINED CONTRIBUTION PLANS

         The Company also maintains defined contribution employee pension plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount equal to 5% of their base salary subject to certain prescribed maximums. During 2002, the Company contributed and expensed an aggregate of $0.4 million (2001 - $0.5 million, 2000 - $0.6 million) to its Canadian plan and an aggregate of $0.1 million (2001 - $0.3 million, 2000 - $0.4 million) to its Company's defined contribution employee pension plan under Section 401(k) of the U.S. Internal Revenue Code.

22.      IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

         In May 2002, the FASB issued FAS 145, under which gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB 30. Under FAS 145 the Company will be required to reclassify any gain or loss on extinguishment of debt that was classified as an extraordinary item to normal operations for all fiscal years beginning after May 15, 2002, including all prior period presentations. The Company expects to implement in the first quarter of 2003, at which time the comparatives will be restated to reclassify the extraordinary gain on repurchase of Subordinated Notes to be included within earnings (loss) from continuing operations before income taxes.

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

(d) FASB STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 148 "ACCOUNTING FOR STOCK-BASED COMPENSATION TRANSITION AND DISCLOSURE" ("FAS 148")

         In December 2002, the FASB issued FAS 148 which provides alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation prescribed by FAS 123. In addition, FAS 148 requires prominent disclosures in both annual and interim financial statements about the method of accounting and the effect of the method used on reported results. The Company has adopted FAS 148 effective December 31, 2002, for disclosure purposes only. The Company intends to continue investigating alternative option-pricing models in the next fiscal year as further discussions on this topic continue in the marketplace.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

22.      IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (cont'd)

(e) FASB INTERPRETATION NO. 45, "GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS" ("FIN 45")

         In November 2002, the FASB issued FIN45 which requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 will be effective for any guarantees that are issued or modified after December 31, 2002. The disclosure requirements will be effective for the third quarter of fiscal 2003. The Company is currently evaluating the effects of FIN 45; however, it does not expect that the adoption will have a material impact on the results of operations or financial position.

(f) FASB INTERPRETATION NO. 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES", ("FIN 46")

         In January 2003, the FASB issued FIN 46 which addresses consolidation by business enterprises of variable interest entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The objective of FIN 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Adoption is not expected to have a material effect on the Company.

23.      DISCONTINUED OPERATIONS

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

         As part of the transaction, the Company restructured its advances to DPI, releasing DPI from obligations to repay any amounts in excess of $12.7 million previously advanced by the Company, and reorganized the remaining $12.7 million of debt owing to the Company into two separate loan agreements. The loans receivable are collateralized by fixed and floating charges over all DPI assets including intellectual properties. One of the loans is convertible, upon the occurrence of certain events, into shares representing 49% of the total share capital of DPI. DPI also agreed to release the Company from its ongoing obligations to DPI.

                         IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

23.      DISCONTINUED OPERATIONS (cont'd)

         The liabilities of discontinued operations are comprised of the following:


                                                                           AT DECEMBER 31,      AT DECEMBER 31,
                                                                                2002                 2001
                                                                           ---------------      ---------------
LIABILITIES
Accrued liabilities(1)                                                        $      --           $     2,103
                                                                              ---------           -----------
            Total liabilities of discontinued operations                      $      --           $     2,103
                                                                              =========           ===========

         (1) During 2002, the Company recorded earnings of $2.1 million from discontinued operations relating to future obligations that have been eliminated.

         The net loss from discontinued operations for the years ended December 31, are comprised of the following:


                                                                2002             2001           2000
                                                             ---------        ---------       --------
Revenue                                                      $      --        $  21,965       $ 46,356
                                                             =========        =========       ========

Net income (loss) from discontinued operations(1)            $   2,066        $  (8,508)      $ (2,055)
Net loss on disposal of discontinued operations(2)                  --          (42,342)            --
                                                             ---------        ---------       --------
Net income (loss) from discontinued operations               $   2,066        $ (50,850)      $ (2,055)
                                                             =========        =========       ========

         (1) Net of income tax recovery of $nil in 2002 (2001 - $2,422, 2000 - $99).

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

(b) AICPA STATEMENT OF POSITION 00-2, "ACCOUNTING BY PRODUCERS OR DISTRIBUTORS OF FILMS" ("SOP 00-2")

         Effective January 1, 2000, the Company adopted SOP 00-2. Prior to January 1, 2000, film costs and associated licensing revenues were recognized in accordance with FASB Statement of Financial Accounting Standard No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films" and exploitation costs were capitalized and amortized. As a result of adopting SOP 00-2, the Company recorded a non-cash charge of $6.6 million, net of income taxes of $3.9 million, or $0.22 per share, to fiscal 2000 earnings, representing the cumulative impact on retained earnings as at December 31, 1999.

25.      FINANCIAL STATEMENT PRESENTATION

         Certain comparative figures have been reclassified to conform with the presentation adopted in the current year.

                                IMAX CORPORATION


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the directors and executive officers of the Company.

Name                              Age      Position
----                              ---      --------
Richard L. Gelfond.............    47      Co-Chairman and Co-Chief Executive Officer and Director
Bradley J. Wechsler............    51      Co-Chairman and Co-Chief Executive Officer and Director
Kenneth G. Copland.............    65      Director
J. Trevor Eyton................    68      Director
Michael Fuchs..................    56      Director(1)
Garth M. Girvan................    53      Director
Ellis B. Jones.................    49      Director
G. Edmund King.................    69      Director
Murray B. Koffler..............    79      Director
Marc A. Utay...................    43      Director
W. Townsend Ziebold............    41      Director

Francis T. Joyce...............    49      Chief Financial Officer
Greg Foster....................    40      President, Filmed Entertainment
Robert D. Lister...............    34      Executive Vice President, Business & Legal Affairs and General Counsel
Brian Bonnick..................    46      Senior Vice President, Technology
Brian Hall.....................    40      Senior Vice President, Theatre Operations
David B. Keighley..............    54      Senior Vice President & President, David Keighley Productions 70MM Inc.
Larry O'Reilly.................    40      Senior Vice President, Theatre Development & Film Distribution
G. Mary Ruby...................    45      Deputy General Counsel, Senior Vice President, Legal Affairs
                                              and Corporate Secretary
Mary C. Sullivan...............    39      Senior Vice President, Human Resources & Administration
Mark Welton....................    39      Senior Vice President, Business Affairs
Kathryn A. Gamble..............    35      Vice President, Finance and Controller
Edward MacNeil.................    38      Vice President, Finance, Special Projects

(1)  Michael Fuchs was appointed to the board of directors on October 10, 2002.

     Under the Articles of IMAX Corporation, the Board of Directors is divided into three classes, each of which serves for a three year term. The term of Class I directors, currently composed of J. Trevor Eyton, O.C., G. Edmund King, Michael Fuchs and W. Townsend Ziebold expires in 2003. The term of Class III directors, currently composed of Richard L. Gelfond, Ellis B. Jones and Bradley
J. Wechsler expires in 2004. The term of Class II directors, currently composed of Kenneth G. Copland, Garth M. Girvan, Murray B. Koffler and Marc A. Utay expires in 2005.

     RICHARD L. GELFOND has been Co-Chairman of the Company since June 1999 and Co-Chief Executive Officer since May 1996. From March 1994 to June 1999 Mr. Gelfond served as Vice Chairman of the Company. In addition, Mr. Gelfond serves on the boards of Mainframe Entertainment, Inc. and several private and philanthropic entities.

     BRADLEY J. WECHSLER has been Co-Chairman of the Company since March 1994 and Co-Chief Executive Officer with Mr. Gelfond since May, 1996. Mr. Wechsler serves on the boards of Mainframe Entertainment, Inc., NYU Hospital, the Kernochan Center for Law, Media and the Arts, and the American Museum of the Moving Image.

                                IMAX CORPORATION

     KENNETH G. COPLAND, a director of the Company since June 1999, is the Chairman of KGC Ltd. Mr. Copland was the Vice-Chairman of BMO Nesbitt Burns Inc. from 1994 to May 2001. He is Chairman of Humber College Foundation and HC Educational Ventures Limited. Mr. Copland is a director of the Investment Dealers Association of Canada.

     THE HONOURABLE J. TREVOR EYTON, a director of the Company since June 1999, is a senior director of Brascan Corporation, and prior to May 2000 was a senior officer of Brascan Corporation in various capacities dating back to 1979 when he was appointed President and Chief Executive Officer. He is also a director of Noranda Inc., Coca-Cola Enterprises, General Motors of Canada, Limited and Ivernia West Inc., as well as a member of the Advisory Board of Nestle Canada Ltd. Senator Eyton has been a member of the Senate of Canada since September 1990 and is an Officer of the Order of Canada.

     MICHAEL FUCHS was appointed to the Board of Directors on October 10, 2002; previously he was a director of the Company from May 1996 to June 1999. Mr. Fuchs held the position of Chairman and Chief Executive Officer of Home Box Office from October 1984 until November 1995. In May 1995, he also became chairman of Warner Music Group.

     GARTH M. GIRVAN, a director of the Company since 1994, is a partner of McCarthy Tetrault, Canadian counsel to the Company. Mr. Girvan is a director of Corby Distilleries Limited.

     ELLIS B. JONES, a director of the Company since June 2001, has been the Chief Executive Officer of Wasserstein & Co., LP, a merchant banking and venture capital firm since January 2001. Prior to that he was a Managing Director in charge of merchant banking at Wasserstein Perella & Co., Inc. Mr. Jones serves as a director for a number of privately held companies.

     G. EDMUND KING, a director of the Company since June 1999, has been Deputy Chairman and a director of Rockwater Capital Corporation (formerly McCarvill Corporation) since January 1996. Mr. King is also a director of Falconbridge Ltd., and Afton Food Group Ltd. From June 1994 to January 1998, Mr. King was Chairman of WIC Western International Communications. From 1988 to 1995 Mr. King was Chairman and CEO of Wood Gundy Ltd. and of CIBC Wood Gundy Ltd. Mr. King is a director of the Canadian Association for Mental Health and of the Canadian Cardiovascular Academy.

     MURRAY B. KOFFLER, a director of the Company since May 1996, founded Shoppers Drug Mart in 1968 and presently serves as its Honorary Chairman. Mr. Koffler co-founded Four Seasons Hotels Limited and presently serves as a director. Since 1988, Mr. Koffler has been Chairman of the International Board of Directors of the Weizmann Institute of Science in Israel. Mr. Koffler holds numerous other directorships. Mr. Koffler is an Officer of the Order of Canada.

     MARC A. UTAY, a director of the Company since May 1996, has been a Managing Member of Clarion Capital Partners since November 1999. Prior to joining Clarion, Mr. Utay was a Managing Director of Wasserstein Perella & Co. Inc. and a member of Wasserstein Perella's Policy Committee. Mr. Utay was co-head of Wasserstein Perella's Leveraged Finance, Retailing and Media, Telecommunication and Entertainment groups. Until December 2002, Mr. Utay was also a Senior Advisor to Dresdner Kleinwort Wasserstein. Prior to his joining Wasserstein Perella, Mr. Utay was Managing Director at Bankers Trust Company where he specialized in leveraged finance and mergers and acquisitions. Mr. Utay is a director of P & F Industries, Inc and FONS Corp.

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

                                IMAX CORPORATION

     FRANCIS T. JOYCE joined the Company in March 2001, as Chief Financial Officer. Prior to joining the Company Mr. Joyce held the position of Chief Financial Officer of the Internet company theglobe.com from 1998 until his employment with the Company. From 1997 to 1998, Mr. Joyce served as Chief Financial Officer of Reed Travel Group, a division of Reed Elsevier PLC and from 1994 to 1997 served as Chief Financial Officer of the Alexander Consulting Group, a division of Alexander and Alexander Services Inc., an international professional services firm. Mr. Joyce is a member of Financial Executive International and the American Institute of Certified Public Accountants.

     GREG FOSTER joined the Company in March 2001 as President, Filmed Entertainment. Prior to joining the Company, Mr. Foster was Executive Vice-President of Production at MGM/UA. Prior to that Mr. Foster held other senior positions including Senior Vice-President of Motion Picture Marketing Research during his 15 years at MGM/UA.

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

     BRIAN BONNICK joined the Company in January 1999 as Vice President, Research & Development and was appointed Senior Vice President, Technology in August 2001. Prior to joining the Company, Mr. Bonnick was Vice President, Engineering and Operations for Electrohome Corporation. Prior to that Mr. Bonnick was Vice President and General Manager at TSB International Inc. a telecommunications company. Mr. Bonnick is registered as a professional engineer by the Association of Professional Engineers of Ontario.

     BRIAN HALL joined the company in 1987 in Theatre Sales and Marketing. Mr. Hall was appointed Vice President & General Manager, Japan & Asia Pacific in 1994. Mr. Hall left the Company in 1997 to assume the position of Managing Director and CEO of Cinema Plus Ltd. He returned to the Company in July 2000 as Senior Vice President, Theatre Operations.

     DAVID B. KEIGHLEY has been a Senior Vice President of the Company since July 1997 and is President of David Keighley Productions 70MM Inc. From January 1995 to July 1997, Mr. Keighley was a Vice President of the Company. He is responsible for motion picture and digital post-production and image quality assurance for 15/70-format films.

     LARRY O'REILLY joined the Company in March 1994 as the Sales Manager, Film Distribution and was appointed Senior Vice -- President, Theatre Development & Film Distribution in January 2002. Mr. O'Reilly has held various positions within the Company including Manager, Business Development: Film; Director, Strategic Partnerships; Director, Commercial Marketing: The Americas and Vice President, Sales, The Americas.

     G. MARY RUBY joined the Company in October 1987 as Associate General Counsel and was appointed Senior Vice President, Legal Affairs in July 2001. Ms. Ruby was General Counsel from February 1989 to February 1997. Ms. Ruby is Deputy General Counsel and acts as Corporate Secretary to the Board of Directors. Ms. Ruby is a member of the Ontario Bar.

     MARY C. SULLIVAN joined the Company in January 1996 as Director, Human Resources and was appointed Vice President, Human Resources and Administration in 1998 and Senior Vice President, Human Resources and Administration in January 2000. Prior to joining the Company, Ms. Sullivan was Director, Human Resources of Central Park Lodges. Ms. Sullivan is a director of the Women's Legal Education and Action Fund Foundation.

     MARK WELTON joined the Company in July 1997 as Director, Business Affairs and was appointed Senior Vice President, Business Affairs in September 2001. Previous to that Mr. Welton was Vice President, Business Affairs, a position he held since January 2000. Prior to joining the Company Mr. Welton was an Associate Lawyer at Stikeman, Elliot from 1994 until his employment with the Company.

                                IMAX CORPORATION

     KATHRYN A. GAMBLE joined the Company in July 2001 as Vice President, Finance and Controller. Prior to joining the Company Ms. Gamble served as Vice President, Finance and Chief Financial Officer of the Internet company Healthyconnect.com Inc. from 2000 until her employment with the Company. From 1996 to 2000, Ms. Gamble served as Vice President and Chief Financial Officer of Med-emerg Inc. healthcare company. Ms. Gamble is a member of the Canadian Institute of Chartered Accountants.

     EDWARD MACNEIL joined the Company in April, 1994 as Director, Taxation & Treasury and was appointed Vice President, Finance, Special Projects in September 2001. From October 1999 to August 2001, Mr. MacNeil held the position of Director and Senior Vice President, Digital Projection Limited, a former subsidiary of the Company. Prior to joining the Company Mr. MacNeil was a Taxation Manager at PricewaterhouseCoopers. Mr. MacNeil is a member of the Canadian Institute of Chartered Accountants.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities (collectively, the "Reporting Persons") to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission. The Reporting Persons are also required by the Exchange Act to furnish the Company with copies of all Section 16(a) reports they file.

     Based solely upon review of Forms 3 and 4 (and amendments thereto) received from or written representations by the Reporting Persons, in respect of the fiscal year ended December 31, 2002, the Company believes that an initial report on Form 3 may not have been timely filed for Wasserstein Management Partners, L.P. and for each of the Reporting Persons listed above. Messrs. Copland, Jones, King, and Ziebold filed a late Form 4 relating to one grant of options. Mr. Utay filed a late Form 4 relating to two grants of options. These required forms were not filed pending the Company's most recent review of its continued status as a foreign private issuer under applicable Commission regulations and its ultimate determination that this designation was no longer applicable. The required forms were subsequently filed immediately following this determination.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated by reference from the information under the following captions in the Company's Proxy Statement:
"Summary Compensation Table", "Options Granted", "Pension Plans", "Employment Contracts", "Compensation Committee", "Compensation Committee Interlocks and Insider Participation", "Directors' Compensation" and "Performance Graph".

                                IMAX CORPORATION


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth information with respect to the beneficial ownership of each class of the Company's securities as at December 31, 2002 or as otherwise indicated in the notes below, including (i) all beneficial owners of more than 5% of the Company's voting capital stock, (ii) all directors and Named Executive Officers individually, and (iii) all directors and executive officers as a group.

                                                                                      SHARES BENEFICIALLY OWNED
                                                                             -------------------------------------------
TITLE OF  CLASS                        BENEFICIAL OWNERS                     NUMBER OF SHARES(1)           % OF CLASS(2)
-----------------    ---------------------------------------------------     -------------------           -------------
Common Shares        WASSERSTEIN MANAGEMENT PARTNERS, L.P.:                       10,195,384       (3)          30.92
                       Wasserstein Perella Partners, L.P.
                       Wasserstein Perella Offshore Partners, L.P.
                       WPPN, L.P.
                       Michael J. Biondi solely in his capacity as
                            Voting Trustee
                       Wasserstein Capital, L.P.

                     PRUDENTIAL FINANCIAL, INC.:                                   2,050,275       (4)           6.22
                       Prudential Financial, Inc.
                       Jennison Associates LLC

                     Richard L. Gelfond ................................           2,326,900       (5)           6.89
                     Bradley J. Wechsler ...............................           2,211,800       (6)           6.55
                     Kenneth G. Copland ................................              45,602       (7)              *
                     J. Trevor Eyton ...................................              25,934       (8)              *
                     Michael Fuchs......................................              21,741       (9)              *
                     Garth M. Girvan ...................................              71,636      (10)              *
                     Ellis B. Jones.....................................              25,668      (11)              *
                     G. Edmund King ....................................              35,602       (7)              *
                     Murray B. Koffler .................................              40,200      (12)              *
                     Marc A. Utay ......................................             437,602      (13)           1.32
                     W. Townsend Ziebold ...............................              35,602       (7)              *
                     Greg Foster........................................              78,333      (14)              *
                     Francis T. Joyce...................................              33,333      (15)              *
                     Robert D. Lister...................................              58,333      (16)              *
                     David B. Keighley..................................             110,833      (17)              *
                     All executive officers and directors as a group
                     (23 persons) ......................................           5,686,287      (18)          16.05

     Statements as to securities beneficially owned by directors and by executive officers, or as to securities over which they exercise control or direction, are based upon information obtained from such directors and executive officers and from records available to the Company.

* less than 1%

(1) Includes number of shares owned at December 31, 2002 and common shares as to which each individual had at December 31, 2002 the right to acquire beneficial ownership through the exercise of options plus options that vested within 60 days of December 31, 2002.

(2) Based on dividing the Number of Shares by the total shares outstanding as of December 31, 2002 adjusted for shares issuable through the exercise of options that vested within 60 days of December 31, 2002.

(3) Based on information contained in a Schedule 13G/A dated February 14, 2003 filed by Wasserstein Management Partners L.P., 1301 Avenue of the Americas, New York, New York.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (cont'd)

(4) Based on information contained in a Schedule 13G/A dated February 7, 2003 filed by Prudential Financial, Inc., 751 Broad Street, Newark, New Jersey and information contained in a Schedule 13G dated February 14, 2003 filed by Jennison Associates LLC., 466 Lexington Avenue, New York, New York.

(5) Included in the amount shown are 804,000 common shares as to which Mr. Gelfond had the right to acquire beneficial ownership through the exercise of options.

(6) Included in the amount shown are 804,000 common shares as to which Mr. Wechsler had the right to acquire beneficial ownership through the exercise of options.

(7) Included in the amount shown are 35,602 common shares as to which Messrs. Copland, King and Ziebold had the right to acquire beneficial ownership through the exercise of options.

(8) Included in the amount shown are 25,934 common shares as to which Mr. Eyton had the right to acquire beneficial ownership through the exercise of options.

(9) Included in the amount shown are 21,741 common shares as to which Mr. Fuchs had the right to acquire beneficial ownership through the exercise of options.

(10) Included in the amount shown are 45,738 common shares as to which Mr. Girvan had the right to acquire beneficial ownership through the exercise of options.

(11) Included in the amount shown are 25,668 common shares as to which Mr. Jones had the right to acquire beneficial ownership through the exercise of options.

(12) Included in the amount shown are 36,000 common shares as to which Mr. Koffler had the right to acquire beneficial ownership through the exercise of options.

(13) Included in the amount shown are 197,602 common shares as to which Mr. Utay had the right to acquire beneficial ownership through the exercise of options.

(14) Included in the amount shown are 78,333 common shares as to which Mr. Foster had the right to acquire beneficial ownership through the exercise of options.

(15) Included in the amount shown are 33,333 common shares as to which Mr. Joyce had the right to acquire beneficial ownership through the exercise of options.

(16) Included in the amount shown are 55,333 common shares as to which Mr. Lister had the right to acquire beneficial ownership through the exercise of options.

(17) Included in the amount shown are 100,833 common shares as to which Mr. Keighley had the right to acquire beneficial ownership through the exercise of options.

(18) Included in the amount shown are 2,452,987 common shares as to which all directors and executive officers as a group had the right to acquire beneficial ownership through the exercise of options.

EQUITY COMPENSATION PLAN

     See Equity Compensation Plan in Item 5.

                                IMAX CORPORATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (cont'd)

SHAREHOLDERS' AGREEMENTS

         IMAX Corporation (the "Corporation"), Wasserstein Perella Partners, L.P., Wasserstein Perella Offshore Partners, L.P., WPPN, Inc., and the Michael
J. Biondi Voting Trust (collectively "WP"), and each of Messrs. Gelfond and Wechsler are parties to a Second Amended and Restated Shareholders' Agreement (the "Shareholders' Agreement") dated as of February 9, 1999, which amends and restates the previous amended and restated shareholders' agreement among those parties dated June 16, 1994. The Shareholders' Agreement includes, among other things, certain restrictions on transfers of common shares, take-along rights and come-along rights. If WP holds at least 35% of their original holdings and WP desires to transfer all of their securities in a transaction in which a majority of the shares of outstanding common stock are to be sold, then Messrs. Gelfond and Wechsler will be required to sell their securities on the same terms as WP sells its securities.

         The Shareholders' Agreement also contains provisions related to the composition of the Board of Directors and committees thereof. WP is entitled, but not required, to designate individuals to be nominated for election as directors as follows: so long as WP holds 3,685,759 or more common shares, it may designate six nominees, of whom three may be employees of WP and its affiliates (the "WP Employee Designees") and three shall be independent persons and resident Canadians. If WP holds less than 3,685,759 common shares, but 1,842,879 or more common shares, it may designate four nominees, of whom two may be WP Employee Designees and two shall be independent persons and resident Canadians. If WP holds less than 1,842,879 common shares but 921,439 or more common shares, it may designate two nominees, one of whom may be a WP Employee Designee and the other of whom shall be an independent person and shall be a resident Canadian. In addition to these provisions, each of Messrs. Gelfond and Wechsler is entitled to be a director of the Corporation so long as he is either a Co-Chief Executive Officer or is the Chief Executive Officer of the Corporation or Messrs. Gelfond and Wechsler own more than 375,000 common shares. In addition, Messrs. Gelfond and Wechsler are collectively entitled, but not required, to designate individuals to be nominated for election as directors as follows: so long as they hold 1,628,000 or more common shares, they may designate three nominees, all of whom shall be independent persons and resident Canadians. If they hold less than 1,628,000 common shares, but 1,075,000 or more common shares, they may designate two nominees, both of whom shall be independent and resident Canadians. If they hold less than 1,075,000 common shares but 375,000 or more common shares, they may designate one nominee who shall be an independent person and resident Canadian. If the requirement that the Corporation have 'resident Canadian' directors is changed, then neither WP nor Messrs. Gelfond and Wechsler will be required to designate resident Canadian nominees.

         The Shareholders' Agreement also provides that the Corporation, WP and each of Messrs. Gelfond and Wechsler shall use their best efforts to cause the Corporation to establish a nominating committee of the Board of Directors consisting of two directors, one designated by WP and the other designated by Messrs. Gelfond and Wechsler. In addition, WP has the right, subject to the approval of Messrs. Gelfond and Wechsler, to designate a WP Employee Designee for appointment by the Board of Directors of the Corporation as the Non-Executive Chairman of the Board, as long as WP holds at least 2,948,607 common shares. W. Townsend Ziebold has been approved as such designee. If Mr. Ziebold no longer holds that position, then WP is to propose three replacements and Messrs. Gelfond and Wechsler shall select one of those proposed for appointment by the Board as the Non-Executive Chairman. Each of Messrs. Gelfond and Wechsler is entitled to be appointed as a Co-Chairman or Chairman of the Corporation as long as he is a Co-Chief Executive Officer or the Chief Executive Officer of the Corporation. The Agreement provides that the duties of the Non-Executive Chairman and the Co-Chief Executive Officers shall be as set forth in the Bylaws, including the requirement that the following actions be approved by the Non-Executive Chairman and at least one of the Co-Chief Executive
Officers: setting the dates and times of meetings of the directors and shareholders (other than normal quarterly Board of Directors, and annual shareholders' meetings), setting the agenda of such meetings, and appointing members of committees of the Board of Directors other than persons designated by WP and Messrs. Gelfond and Wechsler as provided in the Shareholders' Agreement. Each of WP and Messrs. Gelfond and Wechsler have the right to designate one director to serve on each committee of the Board of Directors of the Corporation, provided that each such person meets applicable regulatory requirements.

                                IMAX CORPORATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (cont'd)

SHAREHOLDERS' AGREEMENTS (cont'd)

         Each of WP and Messrs. Gelfond and Wechsler agreed to use their best efforts to cause there no longer to be CEO Advisors as of the date upon which all of the WP Employee Designees are elected as directors of the Corporation. All of the WP Employee Designees were elected as directors at the Corporation's annual and special meeting of shareholders held June 7, 1999 and the CEO Advisors were disbanded in June 1999.

REGISTRATION RIGHTS AGREEMENT

         The Corporation, WP and Messrs. Gelfond and Wechsler also entered into a registration rights agreement (the "Registration Rights Agreement") dated as of February 9, 1999, which carried forward the corresponding provisions of the June 16, 1994 shareholders' agreement, and pursuant to which each of WP and Messrs. Gelfond and Wechsler have certain rights to cause the Corporation to use its best efforts to register their securities under the U.S. Securities Act of 1933. WP is entitled to effect up to four demand registrations and Messrs. Gelfond and Wechsler are entitled to make two such demand registrations. WP and Messrs. Gelfond and Wechsler also have unlimited piggyback rights to register their securities under the Registration Rights Agreement whenever the Corporation proposes to register any securities under the U.S. Securities Act, other than the registration of securities pursuant to an initial public offering or the registration of securities upon Form S-4 or S-8 under the U.S. Securities Act or filed in connection with an exchange offer or an offering of securities solely to the Corporation's existing shareholders. In addition to these provisions, if Messrs. Gelfond and Wechsler hold at least 25% of their original holdings, WP has recouped its original investment plus a 30% compounded annual return on such investment, and WP initiates the sale of the Corporation, then for 60 days thereafter, WP will enter into exclusive negotiations with Messrs. Gelfond and Wechsler for this sale of the Company, and for another 60 days thereafter WP may not enter into an agreement for the sale of the Corporation to a third party.

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

STANDSTILL AGREEMENT

         See Standstill Agreement in Item 13.

                                IMAX CORPORATION

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

STANDSTILL AGREEMENT

         On July 9, 2001 pursuant to Section 3(c)(iv) of the Shareholders' Agreement, the Corporation and each of Messrs. Gelfond and Wechsler entered into a Standstill Agreement (the "GW Standstill Agreement"). Under the terms of the GW Standstill Agreement, each of Messrs. Gelfond and Wechsler agreed to vote in any election for directors in favor of each person nominated by the then current Board of Directors, not to participate in or facilitate proxy contests, not to deposit into a voting trust or subject voting securities to an agreement with respect to voting such securities, not to acquire or effect or attempt to acquire or effect control of the Corporation or to participate in a "group" as defined pursuant to Section 13(d) of the U.S. Securities Exchange Act of 1934, which owns or seeks to acquire beneficial ownership or control of the Corporation, and not to attempt to influence the Corporation except through normal Board of Directors' processes; provided, however, that the GW Standstill Agreement does not prevent either of Messrs. Gelfond and Wechsler from taking any action in his capacity as an officer or employee of the Corporation or any of its subsidiaries, including as Co-Chief Executive Officer or Co-Chairman of the Corporation. As a result of entering into the GW Standstill Agreement, in the event of the resignation, death, disqualification under the Canada Business Corporations Act or the removal or expiration of the term of any director designated by Messrs. Gelfond and Wechsler pursuant to the Shareholders' Agreement, Messrs. Gelfond and Wechsler shall have the right to designate a replacement for such director pursuant to the terms of the Shareholders' Agreement, and WP shall use its best efforts to cause each such designated director to be elected or appointed as a director of the Corporation. The GW Standstill Agreement expires on July 8, 2003, and provides that Messrs. Gelfond and Wechsler may, from time to time, extend the term of the GW Standstill Agreement for additional one year terms thereafter (but in no event beyond March 1, 2004).

         The Articles of the Corporation set forth the requirement that certain matters be approved by 75% of the directors then in office. These matters are:
(i) hiring or terminating the employment of the Chief Executive Officer or any Co-Chief Executive Officer of the Corporation; (ii) issuing any shares of capital stock for a purchase price, or incurring indebtedness, in an amount of $25.0 million or more; (iii) disposing of any material single asset, or all or substantially all of the assets of the Corporation or approving the sale or merger of the Corporation; (iv) acquiring a substantial interest in any other entity or entering into any major strategic alliance; and (v) entering into or changing the terms of any agreement or transaction with WP or Messrs. Gelfond and Wechsler (other than agreements in the ordinary course of business, such as employment agreements).

         On December 4, 2002, the Company granted to Marc Utay, a director of the Company, options to acquire 150,000 common shares, in accordance with the Company's Stock Option Plan, in consideration of the services rendered by Mr. Utay in connection with the purchase by the Company and a wholly-owned subsidiary of the Company of certain Subordinated Notes in 2002 (see Recent Sales of Unregistered Securities in Item 5).

ITEM 14. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Within 90 days prior to the filing date of this report (the "Evaluation Date"), the Company's Co-Chief Executive Officers and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of
1934). Based on that evaluation, these officers have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries would be made known to them by others within those entities.

CHANGES IN INTERNAL CONTROLS

         There were no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect the Company's internal controls subsequent to Evaluation Date. There were no significant deficiencies or material weaknesses in the Company's internal controls and as a result, no corrective actions were required or undertaken.

                                IMAX CORPORATION

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   FINANCIAL STATEMENTS

         The consolidated financial statements filed as part of this Report are included under Item 8 in Part II.

(a)(2)   FINANCIAL STATEMENT SCHEDULES

         Financial statement schedule for each year in the three-year period ended December 31, 2002

         II. Valuation and Qualifying Accounts

(a)(3)   EXHIBITS

     The Items listed as Exhibits 10.1 to 10.15 relate to management contracts or compensatory plans or arrangements.

EXHIBIT NO.       DESCRIPTION
-----------       -----------
3.1               Articles of Amalgamation of IMAX Corporation, dated January 1,
                  2002. Incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended December 31, 2001.

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

4.4               Amended and Restated Shareholders' Agreement, dated as of
                  February 9, 1999 by and among Wasserstein Perella Partners,
                  L.P., Wasserstein Perella Offshore Partners, L.P., WPPN Inc., the Michael J. Biondi Voting Trust, Bradley J. Wechsler and
                  Richard L. Gelfond and IMAX Corporation. Incorporated by reference to Exhibit 4.10 to Form 10-K for the year ended
                  December 31, 1998.

4.5               Standstill Agreement, dated as of July 9, 2001 among IMAX
                  Corporation, Richard L. Gelfond and Bradley J. Wechsler.
                  Incorporated by reference to Exhibit 4.9 to Form 10-Q for the period ended June 30, 2001.

4.6 Registration Rights Agreement, dated as of February 9, 1999, by and among IMAX Corporation, Wasserstein Perella Partners,
                  L.P., Wasserstein Perella Offshore Partners, L.P., WPPN Inc., the Michael J. Biondi Voting Trust, Bradley J. Wechsler and
                  Richard L. Gelfond. Incorporated by reference to Exhibit 4.12 to Form 10-K for the year ended December 31, 1998.

4.7 Indenture, dated as of April 9, 1996, between IMAX Corporation and Chemical Bank, as Trustee, related to the issue of the 5.75% Convertible Subordinated Notes due April 1, 2003.
                  Incorporated by reference to Exhibit 4.3 to Amendment No.1 to the Company's Registration Statement on Form F-3 (File No.
                  333-5212).

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

10.2*             Employment Agreement, dated as of July 15, 1997 between David
                  Keighley Productions 70MM Inc. and David B. Keighley.

10.3              Employment Agreement, dated July 1, 1998 between IMAX
                  Corporation and Bradley J. Wechsler. Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September
                  30, 1998.

                                IMAX CORPORATION

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         (cont'd)

(a)(3)   EXHIBITS (cont'd)

EXHIBIT NO.       DESCRIPTION
-----------       -----------
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

10.6              Amended Employment Agreement, dated April 23, 2002 between
                  IMAX Corporation and Bradley J. Weschler. Incorporated by reference to Exhibit 10.14 to Form 10-Q for the quarter ended
                  June 30, 2002.

10.7              Employment Agreement, dated July 1, 1998 between IMAX
                  Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September
                  30, 1998.

10.8              Amended Employment Agreement, dated July 12, 2000 between IMAX
                  Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.9 to Form 10-Q for the quarter ended September
                  30, 2000.

10.9              Amended Employment Agreement, dated April 3, 2001 between IMAX
                  Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.16 to Form 10-Q for the quarter ended March 31, 2001.

10.10             Amended Employment Agreement, dated April 23, 2002 between
                  IMAX Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.13 to Form 10-Q for the quarter ended
                  June 30, 2002.

10.11             Employment Agreement, dated March 9, 2001 between IMAX
                  Corporation and Greg Foster. Incorporated by reference to
                  Exhibit 10.9 to Form 10-K for the year ended December 31,
                  2001.

*10.12            Amending Agreement, dated August 8, 2002 between IMAX
                  Corporation and Greg Foster.

*10.13            Employment Agreement, dated May 9, 2001 between IMAX
                  Corporation and Francis T. Joyce.

*10.14            Employment Agreement, dated May 17, 1999 between IMAX
                  Corporation and Robert D. Lister.

*10.15            Amended Employment Agreement, dated April 4, 2001 between IMAX
                  Corporation and Robert D. Lister.

*21               Subsidiaries of IMAX Corporation.

*23               Consent of PricewaterhouseCoopers LLP.

*24               Power of Attorney of certain directors.

_* Filed herewith

(b)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2002.

                                IMAX CORPORATION

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                IMAX CORPORATION

                                By    /S/ FRANCIS T. JOYCE
                                    ------------------------
                                       Francis T. Joyce
                                    Chief Financial Officer

Date: March 7, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 7, 2003.


        /s/ BRADLEY J. WECHSLER                         /s/ RICHARD L. GELFOND                         /s/ FRANCIS T. JOYCE
----------------------------------------     ---------------------------------------------    --------------------------------------
          Bradley J. Wechsler                             Richard L. Gelfond                             Francis T. Joyce
             Director and                                    Director and                             Chief Financial Officer
      Co-Chief Executive Officer                      Co-Chief Executive Officer                   (Principal Financial Officer)
     (Principal Executive Officer)                  (Principal Executive Officer)

         /s/ KATHRYN A. GAMBLE                           KENNETH G. COPLAND*                             J. TREVOR EYTON*
----------------------------------------     ---------------------------------------------    --------------------------------------
           Kathryn A. Gamble                              Kenneth G. Copland                              J. Trevor Eyton
Vice President, Finance and Controller                         Director                                      Director
    (Principal Accounting Officer)

            MICHAEL FUCHS*                                 GARTH M. GIRVAN*                               ELLIS B. JONES*
----------------------------------------     ---------------------------------------------    --------------------------------------
             Michael Fuchs                                 Garth M. Girvan                                Ellis B. Jones
               Director                                        Director                                      Director

            G. EDMUND KING*                               MURRAY B. KOFFLER*                               MARC A. UTAY*
----------------------------------------     ---------------------------------------------    --------------------------------------
            G. Edmund King                                Murray B. Koffler                                Marc A. Utay
               Director                                        Director                                      Director

         W. TOWNSEND ZIEBOLD*
----------------------------------------
          W. Townsend Ziebold
               Director


                                   By     *  /s/ FRANCIS T. JOYCE
                                      ------------------------------------------
                                          Francis T. Joyce (as attorney-in-fact)

                                IMAX CORPORATION

                                 CERTIFICATIONS
           PURSUANT TO SECTION 302 OF THE SARBANES - OXLEY ACT OF 2002

I, Bradley J. Wechsler, Co-Chief Executive Officer of IMAX Corporation, certify that:

1.       I have reviewed this annual report on Form 10-K of IMAX Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 7, 2003

By:      /s/ Bradley J. Wechsler
         ----------------------------------
         Co-Chief Executive Officer

                                IMAX CORPORATION

           PURSUANT TO SECTION 302 OF THE SARBANES - OXLEY ACT OF 2002

I, Richard L. Gelfond, Co-Chief Executive Officer of IMAX Corporation, certify that:

1.       I have reviewed this annual report on Form 10-K of IMAX Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 7, 2003

By:      /s/ Richard L. Gelfond
         ----------------------------------
         Co-Chief Executive Officer

                                IMAX CORPORATION

           PURSUANT TO SECTION 302 OF THE SARBANES - OXLEY ACT OF 2002

I, Francis T. Joyce, Chief Financial Officer of IMAX Corporation, certify that:

1.       I have reviewed this annual report on Form 10-K of IMAX Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The regtistrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in othetr factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 7, 2003

By:      /s/ Francis T. Joyce
         ----------------------------------
         Chief Financial Officer

                                IMAX CORPORATION
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                         (In thousands of U.S. dollars)

                                                                           ADDITIONS /
                                                           BALANCE AT      RECOVERIES                            BALANCE
                                                           BEGINNING       CHARGED TO                           AT END OF
                                                            OF YEAR         EXPENSES          DEDUCTIONS(1)       YEAR
                                                           ----------      -----------        -------------     ---------
ALLOWANCE FOR NET INVESTMENT IN LEASES
Year ended December 31, 2000                                    302            6,511                 --            6,813
Year ended December 31, 2001                                  6,813           11,257             (6,325)          11,745
Year ended December 31, 2002                                 11,745              708             (3,515)           8,938

ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE
Year ended December 31, 2000(2)                               4,494           15,870             (1,196)          19,168
Year ended December 31, 2001                                 19,168            4,469             (5,577)          18,060
Year ended December 31, 2002                                 18,060           (1,941)            (6,871)           9,248

DEFERRED INCOME TAX VALUATION ALLOWANCE
Year ended December 31, 2000                                  2,927            1,338                 --            4,265
Year ended December 31, 2001                                  4,265           41,239                 --           45,504
Year ended December 31, 2002                                 45,504           (1,762)                --           43,742

PROVISION FOR LOANS RECEIVABLE FROM
     DISCONTINUED OPERATIONS
Year ended December 31, 2000                                     --               --                 --               --
Year ended December 31, 2001                                     --           12,700                 --           12,700
Year ended December 31, 2002                                 12,700               --                 --           12,700

(1) Amounts represent write-offs of amounts previously charged to the provision.

(2) Revised from amounts reported in prior years to be consistent with current year's presentation.