Form 10-Q
period 2003-03-31
IMAX CORP
filed 2003-05-06
CIK 921582

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-24216

                                IMAX CORPORATION
             (Exact name of registrant as specified in its charter)


                      Canada                           98-0140269
      -----------------------------------           ----------------
        (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)            Identification Number)


 2525 Speakman Drive, Mississauga, Ontario, Canada                   L5K 1B1
---------------------------------------------------              ---------------
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

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                         Outstanding as of April 30, 2003
---------------------------                   --------------------------------
Common stock, no par value                    32,973,366

                                IMAX CORPORATION

                                TABLE OF CONTENTS

                                                                          PAGE

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements..............................................3

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations....................16

Item 3.   Quantitative and Qualitative Factors about Market Risk...........23

Item 4.   Controls and Procedures..........................................23


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings................................................24

Item 6.   Listings of Exhibits and Reports on Form 8-K.....................25

Signatures.................................................................26

Certifications.............................................................27


SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

     Certain statements included in this quarterly report may constitute "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, references to future capital expenditures (including the amount and nature thereof), business strategies and measures to implement strategies, competitive strengths, goals, expansion and growth of its business and operations, plans and references to the future success of IMAX Corporation together with its wholly owned subsidiaries (the "Company") and expectations regarding the Company's future operating results. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the expectations and predictions of the Company is subject to a number of risks and uncertainties, including, but not limited to, general economic, market or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by the Company; competitive actions by other companies; conditions in the out-of-home entertainment industry; changes in laws or regulations; conditions in the commercial exhibition industry; the acceptance of the Company's new technologies; risks associated with investments and operations in foreign jurisdictions and any future international expansion, including those related to economic, political and regulatory policies of local governments and laws and policies of the United States and Canada; the potential impact of increased competition in the markets the Company operates within; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this quarterly report are qualified by these cautionary statements, and actual results or developments anticipated by the Company may not be realized, and even if substantially realized, may not have the expected consequences to, or effects on, the Company. The Company undertakes no obligation to update publicly or otherwise revise any forward-looking information, whether as a result of new information, future events or otherwise.

                                IMAX CORPORATION

                                                                           PAGE
PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The following Condensed Consolidated Financial Statements are filed as part of this Report:

         Condensed Consolidated Balance Sheets as at March 31, 2003
         and December 31, 2002...............................................4

         Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2003 and 2002.........................5

         Condensed Consolidated Statements of Cash Flows
         for the three month periods ended March 31, 2003 and 2002...........6

         Notes to Condensed Consolidated Financial Statements................7

                                IMAX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
                         (in thousands of U.S. dollars)

                                                                           MARCH 31,
                                                                             2003         DECEMBER 31,
                                                                         (UNAUDITED)         2002
                                                                          ---------        ---------
ASSETS
Cash and cash equivalents (note 6(f))                                     $  37,113        $  37,136
Accounts receivable, less allowance for doubtful accounts of $9,838
  (2002 - $9,248)                                                            14,914           15,054
Financing receivables (note 3)                                               52,478           51,918
Inventories (note 4)                                                         30,159           34,092
Prepaid expenses                                                              2,498            2,383
Film assets                                                                     560              419
Fixed assets                                                                 44,278           45,308
Other assets                                                                  9,908           10,455
Deferred income taxes (note 9)                                                3,821            3,821
Goodwill                                                                     39,027           39,027
Other intangible assets                                                       3,396            3,363
                                                                          ---------        ---------
   Total assets                                                           $ 238,152        $ 242,976
                                                                          =========        =========

LIABILITIES
Accounts payable                                                          $   6,680        $   6,768
Accrued liabilities                                                          45,279           43,451
Deferred revenue                                                             78,264           87,284
Senior notes due 2005                                                       200,000          200,000
Convertible subordinated notes due 2003 (note 5)                              9,143            9,143
                                                                          ---------        ---------
   Total liabilities                                                        339,366          346,646
                                                                          ---------        ---------

COMMITMENTS AND CONTINGENCIES (note 6)

SHAREHOLDERS' EQUITY (DEFICIT)
Capital stock.  Common shares - no par value.  Authorized -
  unlimited number
  Issued and outstanding - 32,973,366 (2002 - 32,973,366)                    65,563           65,563
Other equity (note 10)                                                        1,575            1,542
Deficit                                                                    (168,997)        (171,420)
Accumulated other comprehensive income                                          645              645
                                                                          ---------        ---------
   Total shareholders' equity (deficit)                                    (101,214)        (103,670)
                                                                          ---------        ---------
   Total liabilities and shareholders' equity (deficit)                   $ 238,152        $ 242,976
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

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                  ------------------------
                                                                                    2003            2002
                                                                                  --------        --------
REVENUE
IMAX systems (note 7)                                                             $ 22,315        $ 20,385
Films                                                                                6,835           6,067
Other                                                                                4,822           4,823
                                                                                  --------        --------
                                                                                    33,972          31,275
COSTS OF GOODS AND SERVICES                                                         18,266          17,868
                                                                                  --------        --------
GROSS MARGIN                                                                        15,706          13,407

Selling, general and administrative expenses                                         9,201          10,830
Research and development                                                               712             204
Amortization of intangibles                                                            140             388
Loss (income) from equity-accounted investees                                         (287)             56
Restructuring costs and asset impairments (recoveries) (note 8)                         --            (988)
                                                                                  --------        --------
EARNINGS FROM OPERATIONS                                                             5,940           2,917

Interest income                                                                        265              85
Interest expense                                                                    (4,288)         (4,319)
Gain on repurchase of convertible subordinated notes (note 5)                           --          12,224
Foreign exchange gain (loss)                                                           443            (360)
                                                                                  --------        --------
NET EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                          2,360          10,547
Provision for income taxes (note 9)                                                   (137)             --
                                                                                  --------        --------
NET EARNINGS FROM CONTINUING OPERATIONS                                              2,223          10,547
Net earnings from discontinued operations (note 14)                                    200              --
                                                                                  --------        --------
NET EARNINGS                                                                         2,423          10,547
                                                                                  ========        ========

EARNINGS PER SHARE (note 10):
Earnings per share - basic and fully diluted:
  Net earnings from continuing operations                                         $   0.07        $   0.32
  Net earnings from discontinued operations                                       $     --        $     --
                                                                                  --------        --------
  Net earnings                                                                    $   0.07        $   0.32
                                                                                  ========        ========

  (the accompanying notes are an integral part of these condensed consolidated financial statements)

                                IMAX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
                         (in thousands of U.S. dollars)
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED MARCH 31,
                                                                 ------------------------
                                                                   2003            2002
                                                                 --------        --------
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net earnings from continuing operations                          $  2,223        $ 10,547
Items not involving cash:
   Depreciation, amortization and write-downs                       3,201           5,329
   Loss (income) from equity-accounted investees                     (287)             56
   Deferred income taxes                                               --            (221)
   Gain on repurchase of convertible subordinated notes                --         (12,224)
   Stock and other non-cash compensation                            1,101           1,618
   Non-cash foreign (gain) loss                                      (205)             55
Investment in film assets                                            (240)         (1,405)
Changes in other non-cash operating assets and liabilities         (5,150)          1,701
                                                                 --------        --------
Net cash provided by operating activities                             643           5,456
                                                                 --------        --------

INVESTING ACTIVITIES
Purchase of fixed assets                                             (323)           (693)
Increase in other assets                                             (195)           (448)
Increase in other intangible assets                                  (172)           (229)
                                                                 --------        --------
Net cash used in investing activities                                (690)         (1,370)
                                                                 --------        --------

FINANCING ACTIVITIES
Repurchase of convertible subordinated notes                           --          (5,172)
Common shares issued                                                   --               4
                                                                 --------        --------
Net cash used in financing activities                                  --          (5,168)
                                                                 --------        --------

Effects of exchange rate changes on cash                               24              57
                                                                 --------        --------

Decrease in cash and cash equivalents, during the period              (23)         (1,025)

Cash and cash equivalents, beginning of period                     37,136          26,388
                                                                 --------        --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $ 37,113        $ 25,363
                                                                 ========        ========

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

         These financial statements should be read in conjunction with the Company's most recent annual report on Form 10-K for the year ended December 31, 2002 which should be consulted for a summary of the significant accounting policies utilized by the Company. These interim financial statements are prepared following accounting policies consistent with the Company's financial statements for the year ended December 31, 2002, except as described in note 2.

2.       ACCOUNTING CHANGE

         Effective January 1, 2003, the Company adopted FASB Statement of Financial Accounting Standard No. 145 "Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002" ("FAS 145"), under which gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB 30. Under FAS 145 the Company is required to reclassify any gain or loss on extinguishment of debt that was classified as an extraordinary item to net earnings from continuing operations before income taxes for all fiscal years beginning after May 15, 2002, including all prior period presentations. In the first quarter of 2003 the Company has reclassified the extraordinary gain on repurchase of Subordinated Notes within net earnings from continuing operations before income taxes (see note 5 for further details).

         Effective January 1, 2003, the Company adopted FASB Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). This standard requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets are grouped at the lowest level for which identifiable cash flows are largely independent, when testing for and measuring impairment. The Company reviews the carrying values of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. In performing its review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of impairment losses is based on the excess of the carrying amount of the asset over the fair value calculated using discounted expected future cash flows. Adoption of this new standard did not have an impact on the Company's financial position, results of operations or cash flows.

         Effective January 1, 2003, the Company adopted FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability is applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a significant impact on the Company's financial position or results of operations. Enhanced disclosures as required under FIN 45 have been included in note 6.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)



3.       FINANCING RECEIVABLES

         Financing receivables consisting of net investment in leases and long-term receivables, are comprised of the following:

                                                                 MARCH 31,      DECEMBER 31,
                                                                   2003            2002
                                                                 --------        --------
         NET INVESTMENT IN LEASES
         Gross minimum lease amounts receivable                  $ 95,387        $ 97,167
         Residual value of equipment                                  824             824
         Unearned finance income                                  (38,001)        (39,001)
                                                                 --------        --------
         Present value of minimum lease amounts receivable         58,210          58,990
         Accumulated allowance for uncollectible amounts           (9,118)         (8,938)
                                                                 --------        --------
         Net investment in leases                                  49,092          50,052
                                                                 --------        --------
         LONG-TERM RECEIVABLES                                      3,386           1,866
                                                                 --------        --------
         Total financing receivables                             $ 52,478        $ 51,918
                                                                 ========        ========


4.       INVENTORIES

                               MARCH 31,   DECEMBER 31,
                                2003          2002
                               -------       -------
         Raw materials         $ 5,050       $ 5,042
         Work-in-process         2,973         2,249
         Finished goods         22,136        26,801
                               -------       -------
                               $30,159       $34,092
                               =======       =======

5.       CONVERTIBLE SUBORDINATED NOTES DUE 2003

         In April 1996, the Company issued $100.0 million of 5.75% Convertible Subordinated Notes due April 1, 2003 (the "Subordinated Notes"). The Subordinated Notes, subordinate to present and future senior indebtedness of the Company, are convertible into common shares of the Company at the option of the holder at a conversion price of $21.406 per share (equivalent to a conversion rate of 46.7154 shares per $1,000 principal amount of Subordinated Notes) at any time prior to maturity.

         During the year ended December 31, 2001, the Company and a wholly owned subsidiary of the Company purchased an aggregate of $70.4 million of the Company's Subordinated Notes for $13.7 million consisting of $12.5 million in cash and common shares of the Company valued at $1.2 million. During the year ended December 31, 2002, the Company and a wholly owned subsidiary of the Company purchased $20.5 million ($19.5 million during the three months ended March 31, 2002) in the aggregate of the Company's Subordinated Notes for $8.1 million, consisting of $6.0 million in cash, and common shares of the Company valued at $2.1 million. The Company cancelled the purchased Subordinated Notes and recorded a gain of $12.2 million related to the $19.5 million purchased in the first quarter. Following the adoption of FAS 145 the Company was required to reclassify this gain from extraordinary items to earnings from continuing operations in the comparative figures. The repurchase transactions had the effect of reducing the principal amount of the Company's outstanding Subordinated Notes as at March 31, 2003 to $9.1 million.

         On April 1, 2003, the Company repaid the remaining outstanding Subordinated Notes balance of $9.1 million plus accrued interest on the maturity date.

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



6.       COMMITMENTS AND CONTINGENCIES (cont'd)

(E) In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which expands previously issued accounting guidance and requires additional disclosure by a guarantor in its interim and annual financial statements issued after December 15, 2002 for certain guarantees.

         In the normal course of business, the Company enters into agreements that may contain features that meet the FIN 45 definition of a guarantee. FIN 45 defines a guarantee to be a contract (including an indemnity) that contingently requires the Company to make payments (either in cash, financial instruments, other assets, shares of the its stock or provision of services) to a third party based on (i) changes in an underlying interest rate, foreign exchange rate, equity or commodity instrument, index or other variable, that is related to an asset, a liability or an equity security of the counterparty, (ii) failure of another party to perform under an obligating agreement or
         (iii) failure of another third party to pay its indebtedness when due.

         The customer leases theater systems with one year's free maintenance on the system at inception. The fair value of this component of the arrangement is deferred when the systems revenue is recognized and is amortized over the maintenance period. All costs associated with this maintenance program are expensed as incurred. The Company has therefore not recognized an additional warranty accrual on systems installed.

         Significant guarantees that the Company has provided to third parties are as follows:

         FINANCIAL GUARANTEES

         The Company has provided guarantees up to a maximum amount of $5.2 million related to debt and real estate lease obligations entered into by theaters in which it holds a minority equity interest. In the event that one of the theaters fails to meet certain financial obligations, the lenders or landlord may draw upon these guarantees. The term of the guarantees is equal to the term of the related debt or lease arrangement, which range from 2009 and 2013. In the event that the landlord guarantees are drawn upon, the Company would investigate various options available to mitigate the financial damages. The Company has accruals in its financial statement of $2.5 million related to potential claims under these guarantees.

         DIRECTOR/OFFICER INDEMNIFICATIONS

         The Company's General By-law contains an indemnification of its directors/officers, former directors/officers and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgements, fines and any amount actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors' and officers' liability insurance. No amount has been accrued in the Condensed Consolidated Balance Sheet as of March 31, 2003, with respect to this indemnity.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)


6.       COMMITMENTS AND CONTINGENCIES (cont'd)

         OTHER INDEMNIFICATION AGREEMENTS

         In the normal course of the Company's operations, it provides indemnification agreements to counterparties in transactions such as: theater system lease and sale agreements; film production, exhibition and distribution agreements; real property lease agreements and employment agreements. These indemnification agreements require the Company to compensate the counterparties for costs incurred as a result of litigation claims that may be suffered by the counterparty as a consequence of the transaction or the Company's breach or non-performance under these agreements. The terms of these indemnification agreements will vary based upon the contract. The nature of the indemnification agreements prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. Historically, the Company has not made any significant payments under such indemnifications.

(F) As of March 31, 2003, the Company has letters of credit of $4.3 million outstanding, which have been collateralized by cash deposits.

7.       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS SUPPLEMENTAL
         INFORMATION

         Included in IMAX systems revenue for the three months ended March 31, 2003, is $2.6 million (2002 - $2.7 million) for restructured and/or terminated lease agreements with customers.

8.       RESTRUCTURING COSTS AND ASSET IMPAIRMENTS (RECOVERIES)

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                -----------------------
                                                    2003          2002
                                                -----------       -----
         Asset impairments (recoveries)
             Net investment in leases (1)       $        --       $(988)
                                                ===========       =====

         (1) For the quarter ended March 31, 2002, the Company recorded a recovery of previously provided amounts of $1.0 million as collectibility associated with certain leases due to amendment or settlement of the leases was resolved.

         The Company recorded no restructuring costs during the three-month periods ended March 31, 2002 and 2003. As at March 31, 2003 the Company has accrued liabilities of $1.0 million (December 31, 2002 - $1.4 million) for costs of previously severed employees to be paid out over the next two years. During the three months ended March 31, 2003, the Company paid out $0.4 million in termination benefits.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)



9.       INCOME TAXES

         The effective tax rate on earnings differs significantly from the statutory rate due to the effect of permanent differences, income taxed at differing rates in foreign and other provincial jurisdictions and changes in the Company's valuation allowance on deferred tax assets. The income tax expense for the quarter is calculated by applying the estimated average annual effective tax rate to quarterly pre-tax income.

         As at March 31, 2003, the Company has recognized net deferred income tax assets of $3.8 million, comprised of tax credit carryforwards, net operating loss and capital loss carryforwards and other deductible temporary differences, which can be utilized to reduce either taxable income or taxes otherwise payable in future years. As of March 31, 2003, the Company had a net deferred income tax asset of $47.5 million, against which the Company is carrying a $43.7 million valuation allowance.

10.      CAPITAL STOCK

(A)      STOCK BASED COMPENSATION

         The Company currently follows the intrinsic value method of accounting for employee stock options as prescribed by APB 25. If the fair value methodology prescribed by FAS 123 had been adopted by the Company, pro forma results for the three months ended March 31, would have been as follows:

                                                                        2003             2002
                                                                     ---------        ----------
          Net earnings as reported                                   $   2,423        $   10,547
          Stock based compensation expense, if the methodology
             prescribed by FAS 123 had been adopted                     (2,223)           (2,529)
                                                                     ---------        ----------
          Adjusted net earnings                                      $     200        $    8,018
                                                                     =========        ==========
          Earnings per share - basic:
             Net earnings as reported                                $    0.07        $     0.32
             FAS 123 stock based compensation expense                $   (0.06)       $    (0.08)
                                                                     ---------        ----------
             Adjusted net earnings                                   $    0.01        $     0.24
                                                                     =========        ==========

         The weighted average fair value of common share options granted for the three months ended March 31, 2003 at the time of grant was $0.1 million (2002 - $0.3 million). The fair value of common share options granted is estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, an average risk free interest rate of 2.1% (2002 - 2.6%), 20% forfeiture of options vesting greater than two years, expected life of one to seven years and expected volatility of 50% (2002 - 50%).

         Of the total stock based compensation expense for 2003 of $2,223, $1,890 relates to stock grants made in years 1998-2000 at an average exercise price of $23.29. In accordance with FAS 123, this expense represents amortization of stock option charges that were valued at the grant date using an option-pricing model with assumptions that were valid at the time with no further update of current stock trends and assumptions.

         The Company recorded compensation expense relating to stock options granted to non-employees for $0.03 million for the three months ended March 31, 2003 (2002 - $nil) and credited the amounts to other equity.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)


10.      CAPITAL STOCK (cont'd)

(B)      EARNINGS PER SHARE

         Reconciliations of the numerators and denominators of the basic and fully diluted per-share computations, are comprised of the following:

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                 ---------------------
                                                                                  2003          2002
                                                                                 -------       -------
         Net earnings  applicable to common shareholders:
         Net earnings                                                            $ 2,423       $10,547
                                                                                 =======       =======
         Weighted average number of common shares (000's):
         Issued and outstanding, beginning of period                              32,973        32,899
         Weighted average number of shares issued during the period                   --            14
                                                                                 -------       -------
         Weighted average number of shares used in computing basic
           earnings per share                                                     32,973        32,913
         Assumed exercise of stock options, net of shares assumed                    300           186
                                                                                 -------       -------
         Weighted average number of shares used in computing fully diluted
           earnings per share                                                     33,273        33,099
                                                                                 =======       =======

         The calculation of fully diluted earnings per share for the quarters ended March 31, 2003 and 2002 excludes common shares issuable upon conversion of the Subordinated Notes, as the impact of these conversions would be anti-dilutive.

11.      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTAL
         INFORMATION

                                                                                THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                                 ---------------
                                                                                   2003          2002
                                                                                 -------       -------
        Interest paid                                                            $    20       $   141
        Income taxes paid                                                        $   534       $   221

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

         There has been no change in the basis of measurement of segment profit or loss from the Company's most recent annual report on form 10-K for the year ended December 31, 2002. Inter-segment transactions are not significant.

                                                   THREE MONTHS ENDED
                                                       MARCH 31,
                                               ------------------------
                                                 2003            2002
                                               --------        --------
         REVENUE
         IMAX systems                          $ 22,315        $ 20,385
         Films                                    6,835           6,067
         Other                                    4,822           4,823
                                               --------        --------
         TOTAL                                 $ 33,972        $ 31,275
                                               ========        ========

         EARNINGS (LOSS) FROM OPERATIONS
         IMAX systems                          $ 11,082        $  9,314
         Films                                      679            (381)
         Other                                       23            (160)
         Corporate overhead                      (5,844)         (5,856)
                                               --------        --------
         TOTAL                                 $  5,940        $  2,917
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


13.      IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

(A) FASB INTERPRETATION NO. 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES" ("FIN 46")

         In January 2003, the FASB issued FIN 46 which addresses consolidation by business enterprises of variable interest entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The objective of FIN 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Company has evaluated the requirements of FIN 46 to be implemented in the subsequent quarter, and does not believe that its adoption will have a material effect on the Company.

14.      DISCONTINUED OPERATIONS

         Effective December 11, 2001, the Company completed the sale of its wholly owned subsidiary, Digital Projection International, including its subsidiaries (collectively "DPI"), to a company owned by members of DPI management. The Company recorded net earnings from discontinued operations for the three months ended March 31, 2003 of $0.2 million (2002 - $nil), net of income tax expense of $nil (2002 - $nil) representing payments on notes received by the Company in connection with the sale of DPI which were fully allowed for.

15.      FINANCIAL STATEMENT PRESENTATION

         Certain comparative figures in the unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2002, and as at December 31, 2002 have been reclassified to conform with the presentation adopted in 2003.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's principal business is the design, manufacture, sales and leasing of projector systems for giant screen theaters for customers including commercial theaters, museums and science centers, and destination entertainment sites. In addition, the Company's designs and manufactures high-end sound systems and produces and distributes large format film. There are more than 230 IMAX theaters operating in more than 30 countries worldwide as of March 31, 2003. IMAX Corporation is a publicly traded company listed on both the TSX and NASDAQ.

ACCOUNTING POLICIES AND ESTIMATES

The Company reports its results under both United States Generally Accepted Accounting Principles ("U.S. GAAP") and Canadian Generally Accepted Accounting Principles. The financial statements and results referred to herein are reported under U.S. GAAP.

The preparation of these financial statements requires management to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates its estimates, including those related to accounts receivable, net investment in leases, inventories, fixed and film assets, investments, intangible assets, income taxes, contingencies and litigation. Management bases its estimates on historical experience, future expectations and other assumptions that are believed to be reasonable at the date of the financial statements. Actual results may differ from these estimates due to uncertainty involved in measuring, at a specific point in time, events which are continuous in nature. The Company's significant accounting policies are discussed in note 2 of the Consolidated Financial Statements in the Company's most recent annual report on form 10-K for the year ended December 31, 2002 and are summarized below.

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

REVENUE RECOGNITION (cont'd)

SALES-TYPE LEASES OF THEATER SYSTEMS (cont'd)

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

TAX ASSET VALUATION

As at March 31, 2003, the Company has net deferred income tax assets of $3.8 million, comprised of tax credit carryforwards, net operating loss and capital loss carryforwards and other deductible temporary differences, which can be utilized to reduce either taxable income or taxes otherwise payable in future years. Management assesses realization of these net deferred income tax assets based on all available evidence and has concluded that it is more likely than not that these net deferred income tax assets will be realized. Positive evidence includes, but is not limited to, the Company's projected future earnings based on contracted sales backlog at March 31, 2003, and the ability to realize certain deferred income tax assets through loss and tax credit carryback strategies. However, if the Company's projected future earnings do not materialize, these net deferred income tax assets may not be realizable and the Company may need to establish additional valuation allowances for all or a portion of the net deferred income tax assets. As of March 31, 2003, the Company had a net deferred income tax asset of $47.5 million, against which the Company is carrying a $43.7 million valuation allowance.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FIN 46 which addresses consolidation by business enterprises of variable interest entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The objective of FIN 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Company has evaluated the requirements of FIN 46 to be implemented in the subsequent quarter, and does not believe that its adoption will have a material effect on the Company.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 VERSUS THREE MONTHS ENDED MARCH 31, 2002

The Company reported net income from continuing operations of $2.2 million or $0.07 per share on a fully diluted basis for the first quarter of 2003, compared to net income of $10.5 million or $0.32 per share on a fully diluted basis for the first quarter of 2002.

During the first quarter of 2002, the Company recorded a gain of $12.2 million from the purchase of $19.5 million of the Company's Subordinated Notes by a wholly owned subsidiary.

REVENUE

The Company's revenues for the first quarter of 2003 increased 8.6% to $34.0 million from $31.3 million in the same quarter last year primarily as a result of more installations in the current quarter and the continued success of the Company's film, SPACE STATION released in April 2002, which has achieved gross box office receipts of approximately $7.6 million in the first quarter of 2003 and $47.5 million at the end of its 51st week of release.

IMAX systems revenue in the first quarter of 2003 was $22.3 million up from $20.4 million in the same quarter of 2002. The Company installed 8 theater systems in the first quarter of 2003, compared to 6 theater systems in the first quarter of 2002.

Film revenues increased 12.7% to $6.8 million in the first quarter of 2003 from $6.1 million in the same quarter last year primarily due to the continued success of SPACE STATION. Film post-production revenues increased to $3.4 million in the first quarter of 2003 from $3.0 million in the prior year primarily due to the increased number of films in the network.

Other revenues remained consistent at $4.8 million in the first quarter of 2003 and 2002.

GROSS MARGIN

Gross margin for the first quarter of 2003 was $15.7 million, or 46.2% of total revenue, compared to $13.4 million or 42.9% of total revenue in the corresponding quarter last year. The increase in gross margin during the quarter was due to the stronger performance of SPACE STATION.

OTHER

Selling, general and administrative expenses were $9.2 million in the first quarter of 2003 compared to $10.8 million in the corresponding quarter last year. A significant reason for the decrease was due to lower legal fees of $1.6 million compared to the same quarter last year as the Company prevailed in or otherwise resolved and settled, a number of its litigation matters during 2002. In addition, bad debts decreased by $1.5 million in the first quarter of 2003 due to the improved performance of the theater network. The above decreases were partially offset by an increase in performance bonuses of $1.4 million compared to the first quarter of 2002.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

THREE MONTHS ENDED MARCH 31, 2003 VERSUS THREE MONTHS ENDED MARCH 31, 2002 (cont'd)

OTHER (cont'd)

Research and development expenses were $0.7 million in the first quarter of 2003, compared to $0.2 million in the same quarter last year. The higher level of expenses in 2003 primarily reflects research and development activities pertaining to the Company's new IMAX(R) MPX(TM) projection system designed to lower the cost for multiplex customers entering the IMAX business. Through research and development, the Company plans to continue to design and develop cinema-based equipment and software to enhance its product offering.

Amortization of intangibles was $0.1 million in the first quarter of 2003, compared to $0.4 million in the same quarter last year. The prior year's amount included write-downs related to the Company's sound system intangibles in 2002.

The Company incurred no restructuring costs or asset impairments (recoveries) during the quarter ended March 31, 2003. Comparatively the Company recorded a $1.0 million recovery in the first quarter of 2002 on previously provided amounts for net investment in leases as collectibility associated with certain leases due to amendment or settlement of the leases was resolved.

Interest income increased to $0.3 million in the first quarter of 2003 from $0.1 million in the same quarter last year primarily due to an increase in the average balance of cash and cash equivalents held and interest earned on accounts receivables.

Net earnings from continuing operations before income taxes includes the gain pertaining to the Company's purchase of $19.5 million in the aggregate of the Company's Subordinated Notes during the first quarter of 2002, which resulted in the Company recording a gain of $12.2 million. The Company was required to reclassify this gain following the adoption of FAS 145, previously recorded as an extraordinary item, net of tax.

Interest expense remained consistent in the first quarters of 2003 and 2002 at $4.3 million and is expected to decline following the Company's payment of the remaining outstanding Subordinated Notes on April 1, 2003.

The effective tax rate on earnings differs significantly from the statutory rate due to the effect of permanent differences, income taxed at differing rates in foreign and other provincial jurisdictions and changes in the Company's valuation allowance on deferred tax assets. The income tax expense for the quarter is calculated by applying the estimated average annual effective tax rate to quarterly pre-tax income. In the current year, it is expected that the tax benefits associated with the release of the valuation allowance and the other expected income tax recoveries will reduce the tax provision for the year such that the effective annual tax rate will be approximately 10%. As at March 31, 2003, the Company had a net deferred tax asset of $47.5 million, against which the Company is carrying a $43.7 million valuation allowance.

SUBSEQUENT EVENT

On April 23, 2003, the Company announced that it had reached an agreement with Warner Bros., a division of Time Warner Entertainment Company, L.P. ("Warner Bros.") for the creation and distribution of IMAX(R) DMR(TM) large format versions of the Warner Bros. films, The Matrix Reloaded and The Matrix Revolutions, in 2003. The Matrix Reloaded: The IMAX Experience is scheduled to be released to IMAX theaters in North America approximately two to three weeks after the 35mm version is released to North American theaters on May 15, 2003. The Matrix Revolutions: The IMAX Experience is scheduled to be released to IMAX theaters in North America in November 2003, simultaneously with the 35mm release to North American theaters. IMAX DMR is the Company's technology for the conversion of 35mm film to 15-perferation film frame, 70mm format.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, the Company's principal source of liquidity included cash and cash equivalents of $37.1 million, trade accounts receivable of $14.9 million and net investment in leases due within one year of $4.8 million.

As of March 31, 2003, the Company has letters of credit of $4.3 million outstanding, which have been collateralized by cash deposits.

In December 1998, the Company issued $200.0 million of 7.875% Senior Notes due December 1, 2005 (the "Senior Notes"). The Senior Notes are subject to redemption by the Company, in whole or in part, at any time on or after December 1, 2002 at redemption prices expressed as percentages of the principal amount for each 12-month period ending December 1 of the years indicated: 2003 - 101.969%; 2004 and thereafter - 100.000% together with interest accrued thereon to the redemption date. If certain changes result in the imposition of withholding taxes under Canadian law, the Senior Notes may be redeemed by the Company at a redemption price equal to 100% of the principal amount plus accrued interest to the date of redemption. In the event of a change in control, holders of the Senior Notes may require the Company to repurchase all or part of the Senior Notes at a price equal to 101% of the principal amount plus accrued interest to the date of repurchase.

The terms of the Company's outstanding Senior Notes impose certain restrictions on its operating and financing activities, including certain restrictions on its ability to:

-     issue additional debt;

-     create liens;

-     make investments;

-     enter into transactions with affiliates;

-     effect sales of assets;

-     declare or pay dividends or other distributions to shareholders; and

-     effect consolidations, amalgamations and mergers.

As of March 31, 2003, the Company has $9.1 million outstanding on its Subordinated Notes. In April 1996, the Company completed a private placement of $100.0 million of the Company's Subordinated Notes. The Subordinated Notes are convertible into common shares of the Company at the option of the holder at a conversion price of $21.406 per share (equivalent to a conversion rate of 46.7154 shares per $1,000 principal amount of Subordinated Notes) at any time prior to maturity. During 2001, the Company and a wholly owned subsidiary of the Company purchased an aggregate of $70.4 million of the Company's Subordinated Notes for $13.7 million consisting of $12.5 million in cash and common shares of the Company valued at $1.2 million. The Company cancelled the purchased Subordinated Notes and recorded a gain of $55.5 million. During 2002, the Company and the subsidiary of the Company purchased an additional $20.5 million in the aggregate of the Company's Subordinated Notes for $8.1 million consisting of $6.0 million in cash and common shares of the Company valued at $2.1 million. The Company cancelled the purchased Subordinated Notes and recorded a gain of $12.2 million through the first quarter of 2002. On April 1, 2003, the Company repaid the remaining outstanding Subordinated Notes balance of $9.1 million plus accrued interest on the maturity date.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

LIQUIDITY AND CAPITAL RESOURCES (cont'd)

The Company's total minimum annual rental payments to be made under operating leases for premises as of March 31, 2003 are as follows:

            2003                          $  3,657
            2004                             4,479
            2005                             4,554
            2006                             4,676
            2007                             4,538
            Thereafter                      36,177
                                          --------
                                          $ 58,081
                                          ========

As of March 31, 2003, the Company has an unfunded and accrued projected benefit obligation of approximately $17.9 million (December 31, 2002 - $17.2 million) in respect of its defined benefit pension plan. The Company intends to use the proceeds of life insurance policies taken on its Co-Chief Executive Officers to satisfy, in whole or in part, certain of the benefits due and payable under the plan, although there can be no assurance that the Company will ultimately do so.

The Company substantially funds its operations through cash flow from operations. Under the terms of the Company's typical theater system lease agreement, the Company receives substantial cash payments before it completes the performance of its obligations. Similarly, the Company receives cash payments for some of its film productions in advance of related cash expenditures.

In the first three months of 2003, cash provided by operating activities amounted to $0.6 million. Changes in other non-cash operating assets and liabilities include a decrease in deferred revenue of $9.0 million, a decrease of $3.7 million in inventories, a decrease of $1.2 million in net investment in leases, an increase of $1.1 million in accrued liabilities, and a $1.8 million increase in accounts receivable.

Cash used in investing activities amounted to $0.7 million in the first three months of 2003, which includes purchases of $0.3 million in fixed assets and an increase in other assets of $0.2 million.

During the first three months of 2003, no cash was used or provided by financing activities.

The Company believes that cash flow from operations together with existing cash will be sufficient to meet operating needs for the next several years. The Company's accounts receivable, inventory, certain fixed assets and net investment in leases are currently unsecured and available as collateral for future borrowing. The Company believes it has access to other sources of liquidity, however, there can be no assurance that the Company will be successful in securing additional financing. In addition, if management's projections of future signings and installations are not realized, there is no guarantee the Company will continue to be able to fund its operations through cash flows from operations.

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

(B)   REPORTS ON FORM 8-K

      There were no reports filed on Form 8-K in the three month period ended March 31, 2003.

                                IMAX CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         IMAX CORPORATION



Date: May 6, 2003                        By: /s/ Francis T. Joyce
                                             --------------------
                                             Francis T. Joyce
                                             Chief Financial Officer
                                             (Principal Financial Officer)




Date: May 6, 2003                        By: /s/  Kathryn A. Gamble
                                             ----------------------
                                             Kathryn A. Gamble
                                             Vice President, Finance, Controller
                                             (Principal Accounting Officer)

                                IMAX CORPORATION

                                 CERTIFICATIONS

           PURSUANT TO SECTION 302 OF THE SARBANES - OXLEY ACT OF 2002

I, Bradley J. Wechsler, Co-Chief Executive Officer of IMAX Corporation, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of IMAX Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Date: May 6, 2003

By:   /s/ Bradley J. Wechsler
      ------------------------------
      Co-Chief Executive Officer

                                IMAX CORPORATION

           PURSUANT TO SECTION 302 OF THE SARBANES - OXLEY ACT OF 2002

I, Richard L. Gelfond, Co-Chief Executive Officer of IMAX Corporation, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of IMAX Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Date: May 6, 2003

By:   /s/ Richard L. Gelfond
      ------------------------------
      Co-Chief Executive Officer

                                IMAX CORPORATION

           PURSUANT TO SECTION 302 OF THE SARBANES - OXLEY ACT OF 2002

I, Francis T. Joyce, Chief Financial Officer of IMAX Corporation, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of IMAX Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Date: May 6, 2003

By:   /s/ Francis T. Joyce
      ------------------------------
      Chief Financial Officer