Form 10-Q
period 2003-06-30
IMAX CORP
filed 2003-08-01
CIK 921582

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
                                                 -------------

                                       OR

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


        Registrant's telephone number, including area code (905) 403-6500
                                                            -------------


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

                                 Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes |X| No |_|

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                            Outstanding as of July 16, 2003
--------------------------                       -------------------------------
Common stock, no par value                       37,084,986

================================================================================

                                IMAX CORPORATION

                                TABLE OF CONTENTS


                                                                                PAGE
                                                                                ----
PART I.           FINANCIAL INFORMATION


Item 1.           Financial Statements ........................................    3

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ...............   19

Item 3.           Quantitative and Qualitative Factors about Market Risk ......   28

Item 4.           Controls and Procedures .....................................   28


PART II. OTHER INFORMATION


Item 1.           Legal Proceedings ............................................  29

Item 2.           Changes in Securities ........................................  30

Item 4.           Submission of Matters to a Vote of Security Holders ..........  30

Item 6.           Listings of Exhibits and Reports on Form 8-K .................  31

Signatures .....................................................................  32

Certifications .................................................................  33

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

                                IMAX CORPORATION



                                                                                    PAGE
                                                                                    ----
PART I            FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS


                  The following Condensed Consolidated Financial Statements are filed as part of this Report:

                  Condensed Consolidated Balance Sheets as at June 30, 2003
                  and December 31, 2002 .........................................     4

                  Condensed Consolidated Statements of Operations for the three
                  and six month periods ended June 30, 2003 and 2002 ............     5

                  Condensed Consolidated Statements of Cash Flows for the six
                  month periods ended June 30, 2003 and 2002 ....................     6

                  Notes to Condensed Consolidated Financial Statements ..........     7

                                IMAX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
                         (in thousands of U.S. dollars)


                                                                                            JUNE 30,
                                                                                              2003          DECEMBER 31,
                                                                                          (UNAUDITED)          2002
                                                                                           ---------        -----------
ASSETS
Cash and cash equivalents (note 8(h))                                                     $  21,445         $  37,136
Accounts receivable, less allowance for doubtful accounts of $9,736
(2002 - $9,248)                                                                              14,657            15,054
Financing receivables (note 3)                                                               54,870            51,918
Inventories (note 4)                                                                         28,252            34,092
Prepaid expenses                                                                              3,184             2,383
Film assets (note 5)                                                                          1,451               419
Fixed assets                                                                                 41,749            45,308
Other assets                                                                                  9,267            10,455
Deferred income taxes (note 11)                                                               3,821             3,821
Goodwill                                                                                     39,027            39,027
Other intangible assets                                                                       3,802             3,363
                                                                                          ---------         ---------
   Total assets                                                                           $ 221,525         $ 242,976
                                                                                          =========         =========

LIABILITIES
Accounts payable                                                                             $9,953            $6,768
Accrued liabilities                                                                          42,120            43,451
Deferred revenue                                                                             68,258            87,284
Senior notes due 2005 (note 6)                                                              174,975           200,000
Convertible subordinated notes due 2003 (note 7)                                                 --             9,143
                                                                                          ---------         ---------
   Total liabilities                                                                        295,306           346,646
                                                                                          ---------         ---------

COMMITMENTS AND CONTINGENCIES (note 8)

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock -- no par value.  Authorized -- unlimited number
  Issued and outstanding -- 36,426,282 (2002 -- 32,973,366)                                  91,236            65,563
Other equity (note 12)                                                                        2,366             1,542
Deficit                                                                                    (168,028)         (171,420)
Accumulated other comprehensive income                                                          645               645
                                                                                          ---------         ---------
   Total shareholders' equity (deficit)                                                     (73,781)         (103,670)
                                                                                          --------          ---------
   Total liabilities and shareholders' equity (deficit)                                   $ 221,525         $ 242,976
                                                                                          =========         =========

              (the accompanying notes are an integral part of these
                  condensed consolidated financial statements)

                                IMAX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
            (in thousands of U.S. dollars, except per share amounts)
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                                   ---------------------------      -------------------------
                                                                       2003            2002            2003           2002
                                                                    ---------       ---------       --------        -------
REVENUE
IMAX systems (note 9(a))                                             $22,143         $20,712        $44,459         $41,097
Films                                                                  7,460          13,197         14,294          19,264
Other                                                                  5,157           4,942          9,979           9,765
                                                                     -------         -------        -------         -------
                                                                      34,760          38,851         68,732          70,126
COSTS OF GOODS AND SERVICES                                           20,727          20,162         38,994          38,030
                                                                     -------         -------        -------         -------
GROSS MARGIN                                                          14,033          18,689         29,738          32,096

Selling, general and administrative expenses
   (notes 9(b) and 9(c))                                               8,456           9,993         16,600          19,108
Research and development                                               1,168             597          1,881             801
Amortization of intangibles                                              152             340            291             728
Loss (income) from equity-accounted investees                             14              23           (273)             79
Receivable provisions, net of recoveries (note 10)                        75             139            689           1,226
                                                                     -------         -------        -------         -------
EARNINGS FROM OPERATIONS                                               4,168           7,597         10,550          10,154

Interest income                                                          145             104            410             189
Interest expense                                                      (4,056)         (4,430)        (8,343)         (8,749)
Gain (loss) on retirement of notes (notes 6 and 7)                      (187)           (236)          (187)         11,988
                                                                     -------         -------        -------         -------
NET EARNINGS FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES                                                           70           3,035          2,430          13,582
Recovery of income taxes (note 11)                                      (700)             --           (563)             --
                                                                     -------         -------        -------         -------
NET EARNINGS FROM CONTINUING OPERATIONS                                  770           3,035          2,993          13,582
Net earnings from discontinued operations (note 16)                      199              --            399              --
                                                                     -------         -------        -------         -------
NET EARNINGS                                                         $   969         $ 3,035        $ 3,392         $13,582
                                                                     =======         =======        =======         =======

EARNINGS PER SHARE (note 12):
Earnings per share -- basic and fully diluted:
  Net earnings from continuing operations                            $  0.02         $  0.09        $  0.09         $  0.41
  Net earnings from discontinued operations                          $  0.01         $    --        $  0.01         $    --
                                                                     -------         -------        -------         -------
  Net earnings                                                       $  0.03         $  0.09        $  0.10         $  0.41
                                                                     =======         =======        =======         =======

              (the accompanying notes are an integral part of these
                  condensed consolidated financial statements)

                                IMAX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
                         (in thousands of U.S. dollars)
                                   (UNAUDITED)

                                                                                           SIX MONTHS ENDED JUNE 30,
                                                                                          ---------------------------
                                                                                            2003               2002
                                                                                          -------             -------
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net earnings from continuing operations                                                $   2,993              $ 13,582
Items not involving cash:
   Depreciation, amortization and write-downs                                              6,653                 9,740
   Loss (gain) from equity-accounted investees                                              (273)                   79
   Deferred income taxes                                                                      --                  (586)
   Loss (gain) on retirement of notes                                                        187               (11,988)
   Stock and other non-cash compensation                                                   3,444                 2,714
   Non-cash foreign exchange gain                                                           (629)                 (509)
Payment under certain employment agreements                                               (1,550)                   --
Investment in film assets                                                                 (2,020)               (2,154)
Changes in other non-cash operating assets and liabilities                               (15,039)               (7,512)
                                                                                       ---------              --------
Net cash provided by (used in) operating activities                                       (6,234)                3,366
                                                                                       ---------              --------

INVESTING ACTIVITIES
Purchase of fixed assets                                                                    (767)                 (672)
Increase in other assets                                                                    (417)                 (494)
Increase in other intangible assets                                                         (291)                 (385)
                                                                                       ---------              --------
Net cash used in investing activities                                                     (1,475)               (1,551)
                                                                                       ---------              --------

FINANCING ACTIVITIES
Repayment of convertible subordinated notes                                               (9,143)                   --
Repurchase of convertible subordinated notes                                                  --                (5,172)
Receipt on note receivable from discontinued operations                                      399                    --
Common shares issued                                                                         621                   121
                                                                                       ---------              --------
Net cash used in financing activities                                                     (8,123)               (5,051)
                                                                                       ---------              --------

Effects of exchange rate changes on cash                                                     141                    51
                                                                                       ---------              --------

DECREASE IN CASH AND CASH EQUIVALENTS, DURING THE PERIOD                                 (15,691)               (3,185)

Cash and cash equivalents, beginning of period                                            37,136                26,388
                                                                                       ---------              --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $  21,445              $ 23,203
                                                                                       =========              ========

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

         These interim financial statements should be read in conjunction with the Company's most recent annual report on Form 10-K for the year ended December 31, 2002 which should be consulted for a summary of the significant accounting policies utilized by the Company. These interim financial statements are prepared following accounting policies consistent with the Company's financial statements for the year ended December 31, 2002, except as described in note 2.

2.       ACCOUNTING CHANGES

         Effective January 1, 2003, the Company adopted FASB Statement of Financial Accounting Standard No. 145 "Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002" ("FAS 145"), under which gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB 30. Under FAS 145 the Company is required to reclassify any gain or loss on extinguishment of debt that was classified as an extraordinary item to net earnings from continuing operations before income taxes for 2003 and all prior period presentations. The Company has reclassified the extraordinary gain on repurchase of Subordinated Notes in 2002 within net earnings from continuing operations before income taxes (see note 7 for further details).

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

         Effective January 1, 2003, the Company adopted FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability is applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a significant impact on the Company's financial position or results of operations. Enhanced disclosures as required under FIN 45 have been included in note 8.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)


3.       FINANCING RECEIVABLES

         Financing receivables consisting of net investment in leases and long-term receivables, are comprised of the following:

                                                                              JUNE 30,         DECEMBER 31,
                                                                                2003              2002
                                                                             ----------       -------------
     NET INVESTMENT IN LEASES
     Gross minimum lease amounts receivable                                   $ 102,230         $  97,167
     Residual value of equipment                                                    824               824
     Unearned finance income                                                    (42,010)          (39,001)
                                                                              ---------         ---------
     Present value of minimum lease amounts receivable                           61,044            58,990
     Accumulated allowance for uncollectible amounts                             (9,603)           (8,938)
                                                                              ---------         ---------
     Net investment in leases                                                    51,441            50,052
                                                                              ---------         ---------
     LONG-TERM RECEIVABLES                                                        3,429             1,866
                                                                              ---------         ---------
     Total financing receivables                                              $  54,870         $  51,918
                                                                              =========         =========


4.       INVENTORIES

                                                                            JUNE 30,       DECEMBER 31,
                                                                              2003            2002
                                                                           ---------       ------------
Raw materials                                                               $ 5,967          $ 5,042
Work-in-process                                                               3,367            2,249
Finished goods                                                               18,918           26,801
                                                                            -------          -------
                                                                            $28,252          $34,092
                                                                            =======          =======

5.       FILM ASSETS

                                                                             JUNE 30,       DECEMBER 31,
                                                                              2003              2002
                                                                            ---------       ------------
Completed and released films, net of accumulated amortization                $1,160             $206
Films in production                                                             199               --
Development costs                                                                92              213
                                                                             ------             ----
                                                                             $1,451             $419
                                                                             ======             ====


6.       SENIOR NOTES DUE 2005

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


6.       SENIOR NOTES DUE 2005 (cont'd)

         The Senior Notes contain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends or make other distributions, make certain investments, create certain liens, engage in certain transactions with affiliates, engage in certain sale and leaseback transactions or engage in mergers, consolidations or the transfer of all or substantially all of the assets of the Company. The Senior Notes are subject to redemption by the Company, in whole or in part, at any time on or after December 1, 2002, at redemption prices expressed as percentages of the principal amount for each 12-month period commencing December 1 of the years indicated: 2002 -- 103.938%, 2003 -- 101.969%, 2004 and thereafter --
         100.000%, together with interest accrued thereon to the redemption date. If certain changes result in the imposition of withholding taxes under Canadian law, the Senior Notes are subject to redemption at the option of the Company, in whole but not in part, at a redemption price of 100% of the principal amount thereof plus accrued interest to the date of redemption. In the event of a change in control, holders of the Senior Notes may require the Company to repurchase all or part of the Senior Notes at a price equal to 101% of the principal amount thereof plus accrued interest to the date of repurchase.

         During June 2003, the Company retired an aggregate of $25.0 million of the Company's Senior Notes and accrued interest of $0.1 million in exchange for the issuance of 3,237,845 common shares of the Company at an average value of $7.74 per share. The Company recorded a loss of $0.2 million related to costs associated with this retirement. These transactions had the effect of reducing the principal amount of the Company's outstanding Senior Notes to $175.0 million as of June 30, 2003.

         During July 2003, the Company retired an additional $5.0 million in the aggregate of the Company's Senior Notes and accrued interest of less than $0.1 million in exchange for the issuance of 556,338 common shares of the Company at an average value of $9.17 per share. The Company will record an additional charge of approximately $0.1 million as a result of these transactions in the third quarter of 2003 related to costs associated with this retirement.

7.       CONVERTIBLE SUBORDINATED NOTES DUE 2003

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

         During the year ended December 31, 2002, the Company and a wholly owned subsidiary of the Company purchased an additional $20.5 million ($19.5 million during the six months ended June 30, 2002) in the aggregate of the Company's Subordinated Notes for $8.1 million, consisting of $6.0 million in cash and common shares of the Company valued at $2.1 million. The Company cancelled the purchased Subordinated Notes and recorded a gain of $11.9 million related to the $19.5 million of Subordinated Notes purchased in the first half of 2002. Following the adoption of FAS 145, the Company was required to reclassify this gain from extraordinary items to earnings from continuing operations in the comparative figures. The repurchase transactions had the effect of reducing the principal amount of the Company's outstanding Subordinated Notes as at December 31, 2002 to $9.1 million.

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


8.       COMMITMENTS AND CONTINGENCIES

(a) In June 2000, a complaint was filed against the Company and a third party by Mandalay Resort Group formerly known as Circus Circus Enterprises, Inc., ("Mandalay") alleging breach of contract and express warranty, fraud and misrepresentation in connection with the installation of certain motion simulation bases in Nevada. Effective May 30, 2003, the Company entered into an agreement with Mandalay resolving all litigation claims between the parties which did not have a material affect on the Company's financial position.

(b) In March 2001, a complaint was filed against the Company by Muvico Entertainment, L.L.C. ("Muvico"), alleging misrepresentation and seeking rescission in respect of the system lease agreements between the Company and Muvico. The Company filed counterclaims against Muvico for breach of contract, unjust enrichment unfair competition and/or deceptive trade practices and theft of trade secrets, and brought claims against MegaSystems, Inc. ("MegaSystems"), a large-format theater system manufacturer, for tortious interference and unfair competition and/or deceptive trade practices and to enjoin Muvico and MegaSystems from using the Company's confidential and proprietary information. The case is being heard in the U.S. District Court, Southern District of Florida, Miami Division. The Company moved for summary judgement on its contract claims against Muvico in September 2002. The Company believes that the allegations made by Muvico in its complaint are entirely without merit and will accordingly defend the claims vigorously. The Company further believes that the amount of loss, if any, suffered in connection with this lawsuit would not have a material impact on the financial position or results of operation of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

(c) In May 2003, the Company filed a Statement of Claim against United Cinemas International Multiplex B.V. in the Ontario Superior Court of Justice alleging breach of contract and claiming specific performance and damages, in the alternative, of $25.0 million, though no assurance can be given with respect to the ultimate outcome of such litigation.

(d) In November 2001, the Company filed a complaint with the High Court of Munich against Big Screen, a German large-screen cinema owner in Berlin ("Big Screen"), demanding payment of rental payments and certain other amounts owed to the Company. Big Screen has raised a defense based on alleged infringement of German antitrust rules, relating mainly to an allegation of excessive pricing. Big Screen had brought a number of motions for restraining orders in this matter relating to the Company's provision of films and maintenance, all of which have been rejected by the courts, including the Berlin Court of Appeals, and for which all appeals have been exhausted. The Company believes that all of the allegations in Big Screen's defense are meritless and will accordingly continue to prosecute this matter vigorously. The Company believes that the amount of the loss, if any, suffered in connection with this dispute would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.


(e) In addition to the matters described above, the Company is currently involved in other legal proceedings which, in the opinion of the Company's management, will not materially affect the Company's financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such proceedings.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                  (UNAUDITED)


8.       COMMITMENTS AND CONTINGENCIES (cont'd)

(f) The Company's total minimum annual rental payments to be made under operating leases for premises as of June 30, 2003 are as follows:

         2003                               $ 2,538
         2004                                 4,674
         2005                                 4,625
         2006                                 4,688
         2007                                 4,539
         Thereafter                          36,177
                                            -------
                                            $57,241
                                            =======


(g) In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which expands previously issued accounting guidance and requires additional disclosure by a guarantor in its interim and annual financial statements for certain guarantees.

         In the normal course of business, the Company enters into agreements that may contain features that meet the FIN 45 definition of a guarantee. FIN 45 defines a guarantee to be a contract (including an indemnity) that contingently requires the Company to make payments (either in cash, financial instruments, other assets, shares of its stock or provision of services) to a third party based on (i) changes in an underlying interest rate, foreign exchange rate, equity or commodity instrument, index or other variable, that is related to an asset, a liability or an equity security of the counterparty, (ii) failure of another party to perform under an obligating agreement or
         (iii) failure of another third party to pay its indebtedness when due.

         The Company leases theater systems to customers with one year's free maintenance on the system from the date of installation. The fair value of this component of the arrangement is deferred when the systems revenue is recognized and is amortized over the one year free maintenance period. All costs associated with this maintenance program are expensed as incurred. The Company has therefore not recognized any additional warranty accrual on systems installed.

         Significant guarantees that the Company has provided to third parties are as follows:

         FINANCIAL GUARANTEES

         In addition to the minimum annual rental payments as in note 8 (f), the Company has provided guarantees up to a maximum amount of $5.2 million related to debt and real estate lease obligations entered into by theaters in which it holds a minority equity interest. In the event that one of the theaters fails to meet certain financial obligations, the lenders or landlord may draw upon these guarantees. The terms of the guarantees are equal to the terms of the related debt or lease arrangements, which range from expiry dates between 2009 and 2013. In the event that the landlord guarantees are drawn upon, the Company would investigate various options available to mitigate the financial damages. The Company has accruals in its financial statement of $2.6 million related to potential claims under these guarantees.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                  (UNAUDITED)




8.       COMMITMENTS AND CONTINGENCIES (cont'd)

         DIRECTOR/OFFICER INDEMNIFICATIONS

         The Company's General By-law contains an indemnification of its directors/officers, former directors/officers and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgements, fines and any amount actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors' and officers' liability insurance. No amount has been accrued in the Condensed Consolidated Balance Sheet as of June 30, 2003, with respect to this indemnity.

         OTHER INDEMNIFICATION AGREEMENTS

         In the normal course of the Company's operations, it provides indemnifications to counterparties in transactions such as: theater system lease and sale agreements; film production, exhibition and distribution agreements; real property lease agreements; and employment agreements. These indemnification agreements require the Company to compensate the counterparties for costs incurred as a result of litigation claims that may be suffered by the counterparty as a consequence of the transaction or the Company's breach or non-performance under these agreements. The terms of these indemnification agreements vary based upon the contract. The nature of the indemnification agreements prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. Historically, the Company has not made any significant payments under such indemnifications.

(h) As of June 30, 2003, the Company has letters of credit of $4.1 million outstanding, which have been collateralized by cash deposits.

9.       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS SUPPLEMENTAL
         INFORMATION

(a) Included in IMAX systems revenue for the three and six month periods ended June 30, 2003, are amounts of $1.5 million and $4.1 million, respectively (2002 - $2.6 million and $5.3 million) for restructured and/or terminated lease agreements with customers.

(b) Included in selling, general and administrative expenses for the three and six months ended June 30, 2003, are amounts of $0.6 million and $1.1 million, respectively (2002 - $0.8 million and $0.5 million) for net foreign exchange gains relating to the translation of foreign currency denominated monetary assets, liabilities and integrated subsidiaries.

(c) The Company recorded no restructuring costs during the three and six month periods ended June 30, 2003 and 2002. As at June 30, 2003 the Company has accrued liabilities of $0.8 million (December 31, 2002 - $1.4 million) for costs of previously severed employees to be paid out over the next two years. During the three and six month periods ended June 30, 2003, the Company paid out $0.2 million and $0.6 million, respectively, in termination benefits.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                  (UNAUDITED)


10.      RECEIVABLE PROVISIONS, NET OF RECOVERIES

                                                      THREE MONTHS ENDED              SIX MONTHS ENDED
                                                            JUNE 30,                      JUNE 30,
                                                     ---------------------         ----------------------
                                                      2003           2002           2003            2002
                                                     ------         ------         ------          ------
Accounts receivable provisions
    (recoveries), net                                $ (192)         $(429)        $  422          $ (927)
Financing receivables provisions, net                $1,037          $ 568         $1,037          $3,141
Recovery of asset impairment provisions
    Financing receivables (1)                        $ (770)         $  --         $ (770)         $ (988)
                                                     ------          -----         ------          ------
Receivable provisions, net of recoveries             $   75          $ 139         $  689          $1,226
                                                     ======          =====         ======          ======

         (1) For the three and six month periods ended June 30, 2003, the Company recorded a recovery of previously provided amounts of $0.8 million (2002 - $nil and $1.0 million) as collectibility uncertainty associated with certain leases was resolved by amendment, settlement of the leases, or other resolving conditions.

11.      INCOME TAXES

         The effective tax rate on earnings differs significantly from the Canadian statutory rate due to the effect of permanent differences, income taxed at differing rates in foreign and other provincial jurisdictions and changes in the Company's valuation allowance on deferred tax assets. The income tax expense (recovery) for the quarter is calculated by applying the estimated average annual effective tax rate to quarterly pre-tax income. The Company recorded $1.1 million of refunds relating to previously unrecognized tax loss carrybacks offset by a current tax expense of $0.4 million in the quarter.

         As at June 30, 2003, the Company has recognized net deferred income tax assets of $3.8 million, comprised of tax credit carryforwards, net operating loss and capital loss carryforwards and other deductible temporary differences, which can be utilized to reduce either taxable income or taxes otherwise payable in future years. As of June 30, 2003, the Company had a gross deferred income tax asset of $49.9 million, against which the Company is carrying a $46.1 million valuation allowance.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                  (UNAUDITED)



12.      CAPITAL STOCK

(a)      STOCK BASED COMPENSATION

         The Company currently follows the intrinsic value method of accounting for employee stock options as prescribed by APB 25. If the fair value methodology prescribed by FAS 123 had been adopted by the Company, pro forma results for the three and six months ended June 30, would have been as follows:

                                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                   JUNE 30,                    JUNE 30,
                                                          -----------------------       ----------------------
                                                            2003            2002          2003          2002
                                                          -------         -------       --------       -------
Net earnings as reported                                  $   969         $ 3,035       $ 3,392        $13,582
Stock based compensation expense, if the
    methodology prescribed by FAS 123 had
    been adopted                                           (2,358)         (2,719)       (4,581)        (5,248)
                                                          -------         -------       -------        -------
Adjusted net earnings                                     $(1,389)        $   316       $(1,189)        $8,334
                                                          =======         =======       =======        =======

Earnings per share -- basic and fully diluted:
    Net earnings as reported                              $  0.03         $  0.09       $  0.10        $  0.41
    FAS 123 stock based compensation expense              $ (0.07)        $ (0.08)      $ (0.14)       $ (0.16)
                                                          -------         -------       -------        -------
    Adjusted net earnings                                 $ (0.04)        $  0.01       $ (0.04)       $  0.25
                                                          =======         =======       =======        =======

         The weighted average fair value of common share options granted for the three and six months ended June 30, 2003 at the time of grant was $0.4 million and $0.5 million, respectively (2002 - $1.3 million and $1.6 million). For the three months ended March 31, 2003 and prior, the Company used the Black-Scholes option-pricing model to determine the fair value of common share options granted as estimated at the grant date. The following assumptions were used during the three months ended March 31, 2003: dividend yield of 0%, an average risk free interest rate of 2.1% (three and six month periods ended June 30, 2002 - 2.4% and 2.5%, respectively), 20% forfeiture of options vesting greater than two years, expected life of one to seven years and expected volatility of 50% (three and six month periods ended June 30, 2002 - 50% and 50%, respectively). As of April 1, 2003, the Company adopted the Binomial option-pricing model to determine the fair value of common share options at the grant date for the three month period ended June 30, 2003 with the following assumptions: dividend yield of 0%, an average risk free interest rate of 2.7%, an equity risk premium of 10.7%, a beta of 1.03, expected option life of 3.6 to 5.1 years, an average expected volatility of 62.0% and an annual termination probability of 8.1%.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                  (UNAUDITED)

12.      CAPITAL STOCK (cont'd)

(a)      STOCK BASED COMPENSATION (cont'd)

         Of the total pro forma stock based compensation expense for the three and six month periods ended June 30, 2003 of $2.4 million and $4.6 million, $1.9 million and $3.8 million, respectively, relates to stock grants made in years 1998 to 2000 at an average exercise price of $23.29. In accordance with FAS 123, the total expense reflected in the above charge represents amortization of stock option charges that were valued at the grant date using an option-pricing model with assumptions that were valid at the time with no further update of current stock trends and assumptions.

         Stock-based compensation related to stock options granted to non-employees is recognized as the stock options are earned. During the three and six month periods ended June 30, 2003, the Company issued, respectively, 641,723 and 661,724 options and warrants to purchase the Company's common stock to strategic partners. These options have an average exercise price of $6.26 and $6.18, respectively, expire in 5 years, and vest either immediately or as certain milestone events are achieved. Of the 661,724 options and warrants granted in 2003, up to 350,000 will automatically terminate if some or all of such milestones are not realized. The Company measures the fair value of the options at each vesting date, and as a result, the stock based compensation to be recorded in the future will fluctuate as the fair market value of common stock fluctuates. The Company believes that the fair value of the stock options vested is more reliably measured than the fair value of the benefits received.

         The Company has calculated the fair value of these options on the date of grant or the date on which the milestones were achieved in the three and six month periods ended June 30, 2003 to be $0.8 million using the Binomial option-pricing model with the following underlying assumptions: dividend yield of 0%, an average risk free interest rate of 2.7%, expected option life of 5 years and an average expected volatility of 62.0%.

         The Company has recorded $0.4 million in other intangible assets in the second quarter of 2003 and a charge of $0.4 million for the three and six month periods ended June 30, 2003 related to the non-employee stock options granted.

         Under the terms of certain employment agreements dated July 12, 2000, the Company was required to issue 360,000 restricted common shares or pay their cash equivalent. The restricted shares or the related cash obligation were fully vested effective July 1, 2002. In May 2003, the Company paid approximately $1.6 million in cash to settle the equivalent of 200,000 of the total 360,000 restricted common shares under these agreements. The Company has recorded an expense of $1.2 million and $1.6 million for the three and six month periods ended June 30, 2003, respectively, (2002 - $0.3 million, $1.3 million) due to the appreciation of the Company's stock price during the period.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                  (UNAUDITED)



12.      CAPITAL STOCK (cont'd)

(b)      EARNINGS PER SHARE

         Reconciliations of the numerators and denominators of the basic and fully diluted per-share computations, are comprised of the following:

                                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                       JUNE 30,                    JUNE 30,
                                                              ---------------------        ---------------------
                                                               2003           2002          2003           2002
                                                              -------       -------        -------       -------
Net earnings  applicable to common shareholders:
Net earnings                                                  $   969       $ 3,035        $ 3,392       $13,582
                                                              =======       =======        =======       =======

Weighted average number of common shares (000's):
Issued and outstanding, beginning of period                    32,973        32,916         32,973        31,899
Weighted average number of shares issued during the period      1,186             9            593         1,020
                                                              -------       -------        -------       -------
Weighted average number of shares used in computing
  basic earnings per share                                     34,159        32,925         33,566        32,919
Assumed exercise of stock options, net of shares assumed        1,295           803            798           495
                                                              -------       -------        -------       -------
Weighted average number of shares used in computing
  fully diluted earnings per share                             35,454        33,728         34,364        33,414
                                                              =======       =======        =======       =======

         The calculation of fully diluted earnings per share for the three and six month periods ended June 30, 2003 and 2002 excludes common shares issuable upon conversion of the Subordinated Notes, as the impact of these conversions would be anti-dilutive.

13.      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTAL
         INFORMATION

                                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                  JUNE 30,                     JUNE 30,
                                                           ---------------------        --------------------
                                                            2003           2002          2003          2002
                                                           ------         ------        ------        ------
Interest paid                                              $8,244         $8,167        $8,264        $8,308
Income taxes paid                                          $1,242         $  295        $1,776        $  516

         The Company excluded the following non-cash transactions in the Statements of Cash Flows for the three and six month periods ended June 30, 2003: relating to the retirement of the $25.0 million of Company's Senior Notes in exchange for the issuance of 3,237,845 common shares of the Company valued at $25.1 million; and the issuance of 100,000 warrants of the Company to non-employees valued at $0.4 million.

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

                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                              JUNE 30,                       JUNE 30,
                                                      ------------------------      -----------------------
                                                         2003           2002           2003            2002
                                                         -----          -----          -----           ----
REVENUE
IMAX systems                                           $22,143        $20,712        $ 44,459       $ 41,097
Films                                                    7,460         13,197          14,294         19,264
Other                                                    5,157          4,942           9,979          9,765
                                                       -------        -------        --------       --------
TOTAL                                                  $34,760        $38,851        $ 68,732       $ 70,126
                                                       =======        =======        ========       ========

EARNINGS (LOSS) FROM OPERATIONS
IMAX systems                                           $ 9,726        $12,780        $ 21,250       $ 21,734
Films                                                      316          2,192             995          1,811
Other                                                     (757)           269            (734)           109
Corporate overhead                                      (5,117)        (7,644)        (10,961)       (13,500)
                                                       -------        -------        --------       --------
TOTAL                                                  $ 4,168        $ 7,597        $ 10,550       $ 10,154
                                                       =======        =======        ========       ========


15.      IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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



16.      DISCONTINUED OPERATIONS

         Effective December 11, 2001, the Company completed the sale of its wholly owned subsidiary, Digital Projection International, including its subsidiaries (collectively "DPI"), to a company owned by members of DPI management. The Company recorded net earnings from discontinued operations for the three and six month periods ended June 30, 2003 of $0.2 million and $0.4 million, respectively (2002 - $nil and $nil), net of income tax expense of $nil and $nil, respectively (2002 - $nil and $nil), representing payments on notes received by the Company in connection with the sale of DPI which were fully provisioned.

17.      FINANCIAL STATEMENT PRESENTATION

         Certain comparative figures in the unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2002, have been reclassified to conform with the presentation adopted in 2003.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's principal business is the design, manufacture, sales and leasing of projector systems for giant screen theaters for customers including commercial theaters, museums and science centers, and destination entertainment sites. In addition, the Company's designs and manufactures high-end sound systems and produces and distributes large format film. There are more than 235 IMAX theaters operating in more than 30 countries worldwide as of June 30, 2003. IMAX Corporation is a publicly traded company listed on both the TSX and NASDAQ.

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

ACCOUNTS RECEIVABLE AND FINANCING RECEIVABLES

The allowance for doubtful accounts and provision against the financing receivables are based on the Company's assessment of the collectibility of specific customer balances and the underlying asset value of the equipment under lease where applicable. If there is a deterioration in a customer's credit worthiness or actual defaults under the terms of the leases are higher than the Company's historical experience, the Company's estimates of recoverability for these assets could be adversely affected.

INVENTORIES

In establishing the appropriate provisions for theater systems inventory, management must make estimates of future events and conditions including the anticipated installation dates for the current backlog of theater system contracts, potential future signings, general economic conditions, technology factors, growth prospects within the customers' ultimate marketplace and the market acceptance of the Company's current and pending projection systems and film library. If management estimates of these events and conditions proves to be incorrect it could result in inventory losses in excess of the provisions determined to be adequate as at the balance sheet date.

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

TAX ASSET VALUATION

As at June 30, 2003, the Company has net deferred income tax assets of $3.8 million, comprised of tax credit carryforwards, net operating loss and capital loss carryforwards and other deductible temporary differences, which can be utilized to reduce either taxable income or taxes otherwise payable in future years. Management assesses realization of these net deferred income tax assets based on all available evidence and has concluded that it is more likely than not that these net deferred income tax assets will be realized. Positive evidence includes, but is not limited to, the Company's projected future earnings based on contracted sales backlog at June 30, 2003, and the ability to realize certain deferred income tax assets through loss and tax credit carryback strategies. However, if the Company's projected future earnings do not materialize, these net deferred income tax assets may not be realizable and the Company may need to establish additional valuation allowances for all or a portion of the net deferred income tax assets. As of June 30, 2003, the Company had a gross deferred income tax asset of $49.9 million, against which the Company is carrying a $46.1 million valuation allowance.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 VERSUS THREE MONTHS ENDED JUNE 30, 2002

The Company reported net earnings from continuing operations of $0.8 million or $0.02 per share on a diluted basis for the second quarter of 2003 compared to net earnings of $3.0 million or $0.09 per share on a fully diluted basis for the second quarter of 2002.

During the second quarter of 2003, the Company recorded a loss of $0.2 million from the retirement of $25.0 million of the Company's Senior Notes. During the second quarter of 2002, the Company recorded a loss of $0.2 million related to additional expenses from the repurchase of the Company's Subordinated Notes in the first quarter of 2002.

REVENUE

The Company's revenues for the second quarter of 2003 decreased 10.5% to $34.8 million from $38.9 million.

IMAX systems revenue increased approximately 6.9% to $22.1 million in the second quarter of 2003 from $20.7 million in the same quarter last year. The Company installed 6 theater systems in the second quarter of 2003 versus 4 theater systems in the second quarter of 2002.

Films revenue decreased 43.5% to $7.5 million in the second quarter of 2003 from $13.2 million in the same quarter last year primarily due to the release of the Company's film, SPACE STATION, in April 2002.

Other revenues increased 4.4% to $5.2 million in the second quarter of 2003 from $4.9 million in the same quarter last year, mainly due to stronger performance from owned and operated theaters.

GROSS MARGIN

Gross margin for the second quarter of 2003 was $14.0 million, or 40.3% of total revenue, compared to $18.7 million, or 48.1% of total revenue, in the corresponding quarter last year. The decrease in margin for 2003 is due primarily to the stronger performance of SPACE STATION in 2002, which was released in April 2002.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

THREE MONTHS ENDED JUNE 30, 2003 VERSUS THREE MONTHS ENDED JUNE 30, 2002
(cont'd)

OTHER

Selling, general and administrative expenses were $8.5 million in the second quarter of 2003 compared to $10.0 million in the corresponding quarter last year. A significant reason for the decrease was due to a decrease of legal fees by $1.6 million compared to the same quarter last year as the Company prevailed in or otherwise resolved and settled a number of its litigation matters during 2002. In addition, capital tax decreased by $0.4 million in the second quarter of 2003 due to tax recoveries. The above decreases were partially offset by an increase in the compensation charge related to certain employment agreements of $0.9 million in the second quarter of 2003 compared to the second quarter of 2002 due to the appreciation of the Company's stock price during the period.

Research and development expenses were $1.2 million in the second quarter of 2003 compared to $0.6 million in the same quarter last year. The higher level of expenses in 2003 primarily reflects research and development activities pertaining to the Company's new IMAX(R) MPX(TM) theater projection system. The IMAX(R) MPX(TM) is designed to lower the entry cost into the IMAX business for certain segments of the IMAX customer base, with particular emphasis on multiplex clients. Through research and development, the Company plans to continue to design and develop cinema-based equipment and software to enhance its product offering.

Amortization of intangibles was $0.2 million in the second quarter of 2003 compared to $0.3 million in the same quarter last year. The prior year's amount included write-downs related to the Company's sound system intangibles.

The Company recorded a $0.1 million net provision in the second quarter of 2003, compared to a net provision of $0.1 million in the same quarter last year. The Company record accounts and financing net receivables provisions of $0.8 million as compared to $0.1 million in the same quarter last year, partially offset by the recovery of $0.8 million (2002 - $nil) on previously provided amounts for financing receivables as collectibility associated with certain leases was resolved due to amendment, settlement of the leases, or other resolving conditions.

Interest expense decreased to $4.1 million in the second quarter of 2003 from $4.4 million in the same quarter last year related to the Company's repayment of the remaining $9.1 million outstanding Subordinated Notes in April 2003 and retirement of an aggregate of $25.0 million of the Company's Senior Notes during June 2003.

Interest income remained consistent at $0.1 million in the second quarter of 2003 and 2002.

The effective tax rate on earnings differs significantly from the statutory rate due to the effect of permanent differences, income taxed at differing rates in foreign and other provincial jurisdictions and changes in the Company's valuation allowance on deferred tax assets. The income tax expense (recovery) for the quarter is calculated by applying the estimated average annual effective tax rate to quarterly pre-tax income. The Company recorded $1.1 million of refunds relating to previously unrecognized tax loss carrybacks offset by a current tax expense of $0.4 million in the quarter. In the current year, it is expected that the tax benefits associated with the release of the valuation allowance and the other expected income tax recoveries will reduce the tax provision for the year such that the effective annual tax rate will be approximately 10%. As at June 30, 2003, the Company had a gross deferred tax asset of $49.9 million, against which the Company is carrying a $46.1 million valuation allowance.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

SIX MONTHS ENDED JUNE 30, 2003 VERSUS SIX MONTHS ENDED JUNE 30, 2002

The Company reported net earnings from continuing operations of $3.0 million or $0.09 per share on a diluted basis for the first half of 2003 compared to net earnings of $13.6 million or $0.41 per share on a fully diluted basis for the first half of 2002.

During the first half of 2003, the Company recorded a loss of $0.2 million related to costs associated with the retirement of $25.0 million of the Company's Senior Notes. In the first half of 2002, the Company recorded a gain of $12.0 million from the repurchase of $19.5 million of the Company's Subordinated Notes by the Company and its wholly owned subsidiary.

REVENUE

The Company's revenues for the first half of 2003 decreased 2.0% to $68.7 million from $70.1 million in the same half last year.

IMAX systems revenue increased approximately 8.2% to $44.5 million in the first half of 2003 from $41.1 million in the same period last year. The Company installed 14 theater systems in the first half of 2003, one of which was an operating lease, versus 10 theater systems in the first half of 2002, one of which was an operating lease.

Films revenue decreased 25.8% to $14.3 million in the first half of 2003 from $19.3 million in the same period last year primarily due to the stronger performance of films in release in 2002, especially SPACE STATION which was released April 2002.

Other revenues increased 2.2% to $10.0 million in the first half of 2003 from $9.8 million in the same period last year, mainly due to stronger performance from owned and operated theaters.

GROSS MARGIN

Gross margin for the first half of 2003 was $29.7 million, or 43.2% of total revenue, compared to $32.1 million, or 45.8% of total revenue, in the same period last year. The decrease in margin for 2003 is due primarily to the stronger performance of SPACE STATION in 2002, which was released in April 2002.

OTHER

Selling, general and administrative expenses were $16.6 million in the first half of 2003 compared to $19.1 million in the corresponding period last year. A significant reason for the decrease was due to a decrease of legal fees by $3.3 million compared to the first half of last year as the Company prevailed in or otherwise resolved and settled a number of its litigation matters during 2002. Partially offsetting the above is higher bonus and stock based compensation charges for the first half of 2003 which is $1.6 million higher than in the same half of 2002.

Research and development expenses were $1.9 million in the first half of 2003, compared to $0.8 million in the same period last year. The higher level of expenses in 2003 primarily reflects research and development activities pertaining to the Company's new IMAX MPX theater projection system. The IMAX(R) MPX(TM) is designed to lower the entry cost into the IMAX business for certain segments of the IMAX customer base, with particular emphasis on multiplex clients. Through research and development, the Company plans to continue to design and develop cinema-based equipment and software to enhance its product offering.

Amortization of intangibles were $0.3 million in the first half of 2003 compared to $0.7 million in the same half last year. The prior year's amount included write-downs related to the Company's sound system intangibles.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

SIX MONTHS ENDED JUNE 30, 2003 VERSUS SIX MONTHS ENDED JUNE 30, 2002 (cont'd)

OTHER (cont'd)

The Company recorded a $0.7 million net provision in the first half of 2003, compared to a net provision of $1.2 million in the same half last year. The Company record accounts and financing net receivables provisions of $1.5 million as compared to $2.2 million in the same half last year, partially offset by the recovery of $0.8 million (2002 - $1.0 million) on previously provided amounts for financing receivables as collectibility associated with certain leases was resolved due to amendment, settlement of the leases, or other resolving conditions.

Interest expense decreased to $8.3 million in the first half of 2003 from $8.7 million in the same period last year related to the Company's repayment of the remaining $9.1 million of outstanding Subordinated Notes in April 2003 and retirement of an aggregate of $25.0 million of the Company's Senior Notes during June 2003.

Interest income increased to $0.4 million in the first half of 2003 from $0.2 million in the same half last year primarily due to an increase in the average balance of cash and cash equivalents held.

The effective tax rate on earnings differs significantly from the statutory rate due to the effect of permanent differences, income taxed at differing rates in foreign and other provincial jurisdictions and changes in the Company's valuation allowance on deferred tax assets. The income tax expense (recovery) for the quarter is calculated by applying the estimated average annual effective tax rate to quarterly pre-tax income. The Company recorded $1.5 million of refunds relating to previously unrecognized tax loss carrybacks offset by a current tax expense of $0.9 million in the current year. In the current year, it is expected that the tax benefits associated with the release of the valuation allowance and the other expected income tax recoveries will reduce the tax provision for the year such that the effective annual tax rate will be approximately 10%. As at June 30, 2003, the Company had a gross deferred tax asset of $49.9 million, against which the Company is carrying a $46.1 million valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, the Company's principal source of liquidity included cash and cash equivalents of $21.4 million, trade accounts receivable of $14.7 million and net investment in leases due within one year of $5.6 million.

As of June 30, 2003, the Company has letters of credit of $4.1 million outstanding, which have been collateralized by cash deposits.

The Company's Senior Notes, which bear interest at 7.875% per annum with interest payable in arrears on June 1 and December 1 of each year, commencing June 1, 1999, are the senior unsecured obligation of the Company, ranking pari passu in right of payment to all existing and future senior unsecured and unsubordinated indebtedness of the Company and senior in right of payment to any subordinated indebtedness of the Company.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

LIQUIDITY AND CAPITAL RESOURCES (cont'd)

The Senior Notes contain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends or make other distributions, make certain investments, create certain liens, engage in certain transactions with affiliates, engage in certain sale and leaseback transaction or engage in mergers, consolidations or the transfer of all or substantially all of the assets of the Company. The Senior Notes are subject to redemption by the Company, in whole or in part, at any time on or after December 1, 2002, at redemption prices expressed as percentages of the principal amount for each 12-month period commencing December 1 of the years indicated: 2002 -- 103.938%, 2003 -- 101.969%, 2004 and thereafter -- 100.000%, together with interest accrued thereon to the redemption date. If certain changes result in the imposition of withholding taxes under Canadian law, the Senior Notes are subject to redemption at the option of the Company, in whole but not in part, at a redemption price of 100% of the principal amount thereof plus accrued interest to the date of redemption. In the event of a change in control, holders of the Senior Notes may require the Company to repurchase all or part of the Senior Notes at a price equal to 101% of the principal amount thereof plus accrued interest to the date of repurchase.

During June 2003, the Company retired an aggregate of $25.0 million of the Company's Senior Notes and accrued interest of $0.1 million in exchange for 3,237,845 common shares of the Company at an average price of $7.74 per share. The Company recorded a loss of $0.2 million related to costs associated with the retirement of such Senior Notes. These transactions had the effect of reducing the principal amount of the Company's outstanding Senior Notes to $175.0 million as of June 30, 2003.

During July 2003, the Company retired an additional $5.0 million in the aggregate of the Company's Senior Notes and accrued interest of less than $0.1 million in exchange for 556,338 common shares of the Company at an average price of $9.17 per share. The Company will record an additional charge of approximately $0.1 million as a result of these transactions in the third quarter of 2003 related to costs associated with the retirement of such Senior Notes.

In April 1996, the Company completed a private placement of $100.0 million of the Company's Subordinated Notes. During 2001, the Company and a wholly owned subsidiary of the Company purchased an aggregate of $70.4 million of the Company's Subordinated Notes for $13.7 million consisting of $12.5 million in cash and common shares of the Company valued at $1.2 million. The Company cancelled the purchased Subordinated Notes and recorded a gain of $55.5 million. During 2002, the Company and the subsidiary of the Company purchased an additional $20.5 million in the aggregate of the Company's Subordinated Notes for $8.1 million consisting of $6.0 million in cash and common shares of the Company valued at $2.1 million. On April 1, 2003, the Company repaid the remaining outstanding Subordinated Notes balance of $9.1 million on the maturity date and retired the issue.

The Company's total minimum annual rental payments to be made under operating leases for premises as of June 30, 2003 are as follows:

2003                                        $ 2,538
2004                                          4,674
2005                                          4,625
2006                                          4,688
2007                                          4,539
Thereafter                                   36,177
                                            -------
                                            $57,241
                                            =======

As of June 30, 2003, the Company has an unfunded and accrued projected benefit obligation of approximately $18.7 million (December 31, 2002 -- $17.2 million) in respect of its defined benefit pension plan. The Company intends to use the proceeds of life insurance policies taken on its Co-Chief Executive Officers to satisfy, in whole or in part, certain of the benefits due and payable under the plan, although there can be no assurance that the Company will ultimately do so.

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

In the first half of 2003, cash used by operating activities amounted to $6.2 million after the payment of $7.9 million of interest, investment of $2.0 million in film assets and other working capital requirements. Changes in other non-cash operating assets and liabilities include a decrease in deferred revenue of $19.0 million, a decrease of $6.8 million in inventories, an increase in accounts payable of $3.2 million, an increase of $1.2 million in net investment in leases, a decrease of $2.3 million in accrued liabilities, a $1.8 million decrease in accounts receivable and a $0.8 million increase in prepaids.

Cash used in investing activities amounted to $1.5 million in the first half of 2003, which includes purchases of $0.8 million in fixed assets, an increase in other assets of $0.4 million and an increase in other intangible assets of $0.3 million.

During the first half of 2003 cash used in financing activities included a $9.1 million repayment of the Company's remaining outstanding Subordinated Notes.

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

ITEM 4.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's Co-Chief Executive Officers and Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries would be made known to them by others within those entities.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of the end of the period covered by this report there was no change in the Company's internal control over financial reporting that occurred during the period covered by this report that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                IMAX CORPORATION

PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

(a) In June 2000, a complaint was filed against the Company and a third party by Mandalay Resort Group formerly known as Circus Circus Enterprises, Inc., ("Mandalay") alleging breach of contract and express warranty, fraud and misrepresentation in connection with the installation of certain motion simulation bases in Nevada. Effective May 30, 2003, the Company entered into an agreement with Mandalay resolving all litigation claims between the parties which did not have a material affect on the Company's financial position.

(b) In March 2001, a complaint was filed against the Company by Muvico Entertainment, L.L.C. ("Muvico"), alleging misrepresentation and seeking rescission in respect of the system lease agreements between the Company and Muvico. The Company filed counterclaims against Muvico for breach of contract, unjust enrichment unfair competition and/or deceptive trade practices and theft of trade secrets, and brought claims against MegaSystems, Inc. ("MegaSystems"), a large-format theater system manufacturer, for tortious interference and unfair competition and/or deceptive trade practices and to enjoin Muvico and MegaSystems from using the Company's confidential and proprietary information. The case is being heard in the U.S. District Court, Southern District of Florida, Miami Division. The Company moved for summary judgement on its contract claims against Muvico in September 2002. The Company believes that the allegations made by Muvico in its complaint are entirely without merit and will accordingly defend the claims vigorously. The Company further believes that the amount of loss, if any, suffered in connection with this lawsuit would not have a material impact on the financial position or results of operation of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

(c) In May 2003, the Company filed a Statement of Claim against United Cinemas International Multiplex B.V. in the Ontario Superior Court of Justice alleging breach of contract and claiming specific performance and damages, in the alternative, of $25.0 million, though no assurance can be given with respect to the ultimate outcome of such litigation.

(d) In November 2001, the Company filed a complaint with the High Court of Munich against Big Screen, a German large-screen cinema owner in Berlin ("Big Screen"), demanding payment of rental payments and certain other amounts owed to the Company. Big Screen has raised a defense based on alleged infringement of German antitrust rules, relating mainly to an allegation of excessive pricing. Big Screen had brought a number of motions for restraining orders in this matter relating to the Company's provision of films and maintenance, all of which have been rejected by the courts, including the Berlin Court of Appeals, and for which all appeals have been exhausted. The Company believes that all of the allegations in Big Screen's individual defense are meritless and will accordingly continue to prosecute this matter vigorously. The Company believes that the amount of the loss, if any, suffered in connection with this dispute would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

(e) In addition to the matters described above, the Company is currently involved in other legal proceedings which, in the opinion of the Company's management, will not materially affect the Company's financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such proceedings.

(f) The Company has received requests for information from the United States Securities and Exchange Commission (the "Commission") in connection with an inquiry by the Commission into certain trading in the equity securities of the Company in January 2002. The Company is co-operating fully with the Commission's requests and does not believe that it is a target of the Commission's inquiry or that such inquiry will have a material adverse effect on the Company's business, financial condition or results of operation.

                                IMAX CORPORATION

ITEM 2.  CHANGES IN SECURITIES

(a) During June 2003, the Company issued 3,237,845 common shares to certain holders of the Company's Senior Notes due December 1, 2005 (the "Senior Notes"), at an average price of $7.74 per share, in exchange for $25.0 million aggregate principal amount of Senior Notes and accrued interest of $0.1 million. These transactions were exempt from registration under the U.S. Securities Act of 1933 (the "'33 Act") pursuant to Section 3(a)(9) thereunder on the basis that the common shares were exchanged by the Company exclusively with its existing security holders and no commission or other remuneration was paid or given to solicit the exchange. The Company subsequently retired the purchased Senior Notes.

         Subsequently, through July 16, 2003, the Company issued an additional 556,338 common shares to certain holders of the Company's Senior Notes, at an average price of $9.17 per share, in exchange for $5.0 million aggregate principal amount of Senior Notes and accrued interest of less than $0.1 million. These transactions were similarly exempt from registration pursuant to Section 3(a)(9) of the '33 Act. The Company subsequently retired the purchased Senior Notes.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of the Company's shareholders held on June 4, 2003, shareholders represented at the meeting: (i) elected Neil S. Braun and Michael Fuchs as Class I directors of the Company for a term expiring in 2006 (25,891,901 shares voted for and 5,612 shares withheld); and (ii) appointed PricewaterhouseCoopers, LLP as auditors of the Company to hold office until the next annual meeting of shareholders at a remuneration to be fixed by the Board of Directors (25,784,733 shares voted for; 16,270 against; and 7,869 withheld). In addition to the foregoing directors, the following directors continued in office: Kenneth G. Copland, Richard L. Gelfond, Garth M. Girvan, Murray Koffler, Marc A. Utay and Bradley J. Wechsler.

         On May 28, 2003, the Company announced the departure from its Board of Directors of two executives affiliated with Wasserstein Partners, LP ("Wasserstein"), formerly the Company's largest shareholder, and one of Wasserstein's designees. The departures followed the May 6, 2003 distribution of Company shares by investment funds managed by Wasserstein. Under a 1999 shareholders' agreement with the Company, Wasserstein had the ability to designate nominees for six of the Company's eleven Board seats. Following the May 6 distribution, Wasserstein's ability to designate Board members terminated and, on June 4, 2003, the Company's Board formally reduced its size from eleven members to eight.

                                IMAX CORPORATION

PART II  OTHER INFORMATION (cont'd)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

10.16 Amended Employment Agreement, dated May 14, 2003 between IMAX Corporation and Francis T. Joyce.

31.1 Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002, dated August 1, 2003, by Bradley J. Wechsler.

31.2 Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002, dated August 1, 2003, by Richard L. Gelfond.

31.3 Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002, dated August 1, 2003, by Francis T. Joyce.

32.1 Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, dated August 1, 2003, by Bradley J. Wechsler.

32.2 Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, dated August 1, 2003, by Richard L. Gelfond.

32.3 Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, dated August 1, 2003, by Francis T. Joyce

(b)      REPORTS ON FORM 8-K

         The Company filed a report on Form 8-K on April 23, 2003, pursuant to
         Item 5 -- Other Events. The Company reported that it had reached an agreement with Warner Bros., a division of Time Warner Entertainment Company, L.P. ("Warner Bros.") for the creation and distribution of IMAX(R)DMR(TM)large format versions of the Warner Bros. films The Matrix Reloaded and The Matrix Revolutions.

         The Company filed a report on Form 8-K on May 5, 2003, pursuant to Item 5 -- Other Events and Item 9 - Regulation FD Disclosure. The Company reported that it had issued a press release announcing the Company's financial and operating results for the quarter ended March 31, 2003.

         The Company filed a report on Form 8-K on May 8, 2003, pursuant to Item 5 -- Other Events. The Company reported that Wasserstein Partners, LP had distributed to its limited partners approximately 8.2 million shares of the Company's common stock.

         The Company filed a report on Form 8-K on June 19, 2003, pursuant to
         Item 5 -- Other Events. The Company reported that it had retired approximately $22.0 million in principal of its $200.0 million of Senior Notes due December 2005 in exchange for approximately 2.9 million newly-issued common shares of the Company.

                                IMAX CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         IMAX CORPORATION




Date:  August 1, 2003                    By: /s/ Francis T. Joyce
---------------------                        ---------------------------------
                                             Francis T. Joyce
                                             Chief Financial Officer
                                             (Principal Financial Officer)




Date:  August 1, 2003                    By: /s/  Kathryn A. Gamble
---------------------                        ---------------------------------
                                             Kathryn A. Gamble
                                             Vice President, Finance, Controller
                                             (Principal Accounting Officer)