Form 10-K/A
period 2002-12-31
IMAX CORP
filed 2003-11-10
CIK 921582

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

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

                               Yes [X]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

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

                       DOCUMENT INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors and the annual meeting of the stockholders of the registrant scheduled to be held on or about June 4, 2003 (the "Proxy Statement") are incorporated by reference in Part III of this Form 10-K/A, to the extent described therein.

                          ANNUAL REPORT ON FORM 10-K/A

                                DECEMBER 31, 2002

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

Item 1      Business.......................................................    4
Item 2      Properties.....................................................   12
Item 3      Legal Proceedings..............................................   13
Item 4      Submission of Matters to a Vote of Security Holders............   14

                                     PART II

Item 5      Market for Registrant's Common Equity and Related
              Stockholder Matters..........................................   15
Item 6      Selected Financial Data........................................   18
Item 7      Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................   21
Item 7A     Quantitative and Qualitative Disclosures about Market Risk.....   34
Item 8      Financial Statements and Supplementary Data....................   35
Item 9      Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure.....................................   68

                                    PART III

Item 10     Directors and Executive Officers of the Registrant.............   68
Item 11     Executive Compensation.........................................   71
Item 12     Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters..............................   72
Item 13     Certain Relationships and Related Transactions.................   76
Item 14     Controls and Procedures........................................   76
Item 15     Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K.....................................................   77
Signatures.................................................................   79

IMAX Corporation (the "Company") is filing this amendment no.1 on Form 10-K/A (the "Form 10-K/A") to amend Items 6, 7 and 8 of Part II and Item 15(a) of Part IV of its Annual Report on Form 10-K for the fiscal year ended December 31, 2002, which was originally filed with Securities and Exchange Commission (the "SEC") on March 7, 2003 (the "Form 10-K"). No other information included in the original Form 10-K is amended hereby.

     Effective January 1, 2003, the Company adopted FASB Statement of Financial Accounting Standard No. 145, "Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002" ("FAS 145"), under which gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). Under FAS 145, the Company was required to reclassify any gain or loss on extinguishment of debt that was classified as an extraordinary item to net earnings from continuing operations before income taxes for 2003 and all prior period presentations. The Company has reclassified the extraordinary gains on the repurchase of its convertible subordinated notes in 2002 and 2001 as net earnings from continuing operations before income taxes. The Company has applied FAS 145 within this Form 10-K/A for the fiscal years ended December 31, 2002, 2001 and 2000 which had the effect of reclassifying gains on the retirement of notes of $8.3 million, net of income tax expense of $3.6 million, $38.7 million, net of income tax expense of $16.8 million, and $nil, respectively from extraordinary items to net earnings from continuing operations before income taxes.

     The Company has also reclassified foreign exchange gains (losses) to be included within selling general and administrative expenses for the fiscal years ended December 31, 2002, 2001 and 2000 in the amounts of $0.4 million, $(1.4) million, and $(1.8) million, respectively. The Company has also reclassified receivable provisions (recoveries) previously included within selling, general and administrative expenses and restructuring costs and asset impairment (recoveries) to be separately reported as receivable provisions, net of (recoveries) in the amounts of $(1.2) million, $17.3 million, and $13.1 million, respectively.

     The information included in this Form 10-K/A has not been updated for any events that have occurred subsequent to the originally filed Form 10-K on March 7, 2003. For a discussion of events and developments subsequent to December 31, 2002, see the Company's reports filed with the SEC since March 7, 2003.

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

                                                        YEARS ENDED DECEMBER 31,
                               ------------------------------------------------------------------------
                                   2002           2001           2000           1999           1998
                               ------------   ------------   ------------   ------------   ------------
Exchange rate at end of
    period.................... U.S. $0.6329   U.S. $0.6267   U.S. $0.6669   U.S. $0.6925   U.S. $0.6522
Average exchange rate
   during period..............       0.6368         0.6457         0.6732         0.6730         0.6740
High exchange rate during
   period.....................       0.6619         0.6697         0.6944         0.6925         0.7105
Low exchange rate during
   period.....................       0.6200         0.6241         0.6410         0.6535         0.6341

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

     The following chart shows the number of the Company's theater systems by product, installed base and backlog as of December 31:

                                              2002
               -----------------------------------------------------------------
                              2D                                3D
               -------------------------------   -------------------------------
                            INSTALLED                         INSTALLED
                 PRODUCT      BASE     BACKLOG     PRODUCT      BASE     BACKLOG
               -----------  ---------  -------   -----------  ---------  -------
Flat Screen    IMAX(R)         56         4      IMAX(R)3D        81        32
                                                 IMAX(R)3D SR     30        23
Dome Screen    IMAX(R)Dome     65         4


                                              2001
               -----------------------------------------------------------------
                              2D                                3D
               -------------------------------   -------------------------------
                            INSTALLED                         INSTALLED
                 PRODUCT      BASE     BACKLOG     PRODUCT      BASE     BACKLOG
               -----------  ---------  -------   -----------  ---------  -------
Flat Screen    IMAX(R)         59         3      IMAX(R)3D        79        29
                                                 IMAX(R)3D SR     26        25
Dome Screen    IMAX(R)Dome     63         3

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

     The IMAX DMR process involves the following:

     o scanning, at the highest resolution possible, each individual frame of the 35mm film and converting it into a digital image;

     o optimizing the image using proprietary image enhancement tools developed and refined over many years;

     o analyzing the information contained within a 35mm frame format and enhancing the digital image using techniques such as sharpening, color correction, grain removal and the elimination of unsteadiness; and

     o    recording the enhanced digital signal onto 15/70-format film.

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

                                                    2002               2001
                                               --------------     --------------
                                               INSTALLED BASE     INSTALLED BASE
Canada........................................        23                 23
United States.................................       113                110
Europe........................................        43                 41
Japan.........................................        18                 20
Rest of World.................................        35                 33
                                                   -----              -----
Total.........................................       232                227
                                                   =====              =====

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

     Historically, the Company's brand identity was grounded in its educational film presentations to families around the world. With an increasing number of IMAX theaters based in multiplexes and with a recent history of commercially successful films such as Everest, Fantasia 2000: The IMAX Experience and Beauty and the Beast, IMAX is rapidly increasing its commercial presence. The Company believes the strength of the IMAX brand will be an asset as it seeks for IMAX theaters to become a new window for Hollywood films. The Company believes that people will see the IMAX presentation of these films as a special, high-quality experience.

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

AVAILABLE INFORMATION

     The Company makes available free of charge its annual reports on Form 10-K/A, quarterly reports on Form 10-Q and current reports on Form 8-K as soon as reasonably practicable after the such filing has been made with the Securities and Exchange Commission. Reports may be obtained through the Company's website at www.imax.com or by calling investor relations at 905-403-6500.

ITEM 2. PROPERTIES

     The Company's principal executive offices are located in Mississauga, Ontario, Canada, New York, New York and Santa Monica, California. The Company's principal facilities are as follows:

                             OPERATION                                             OWN/LEASE      EXPIRATION
                             ---------                                             ---------      ----------
Mississauga, Ontario........ Headquarters, Administrative, Assembly                   Own             N/A
                               and Research and Development
New York, New York.......... Executive                                               Lease           2004
Santa Monica, California.... Sales, Marketing, Film Production and Post-             Lease           2012
                                Production
Birmingham, Alabama(1)...... Sound Facilities Service                                Lease           2004
Kempten, Germany(2)......... Sales and Marketing                                     Lease           2003
Shanghai, China............. Sales and Marketing                                     Lease           2003
Singapore(3)................ Sales and Marketing                                     Lease            N/A
Tokyo, Japan................ Sales, Marketing, Maintenance and Theater Design        Lease           2003
Toronto, Canada............. Film Production                                         Lease           2003

-----------

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

                                                             U.S. DOLLARS
                                                     ---------------------------
                                                         HIGH            LOW
                                                     ------------    -----------
NASDAQ
Year ended December 31, 2002
  Fourth quarter...................................      5.600          3.500
  Third quarter....................................      6.050          2.850
  Second quarter...................................      7.850          3.554
  First quarter....................................      4.890          1.850
Year ended December 31, 2001
  Fourth quarter...................................      2.650          0.760
  Third quarter....................................      2.470          0.550
  Second quarter...................................      3.219          1.450
  First quarter....................................      7.188          2.750

                                                          CANADIAN DOLLARS
                                                     ---------------------------
                                                         HIGH            LOW
                                                     ------------    -----------
TSX
Year ended December 31, 2002
  Fourth quarter...................................      8.700          5.450
  Third quarter....................................      9.500          5.100
  Second quarter...................................     12.000          5.820
  First quarter....................................      7.600          3.000
Year ended December 31, 2001
  Fourth quarter...................................      4.100          1.150
  Third quarter....................................      3.700          0.800
  Second quarter...................................      5.100          2.250
  First quarter....................................     10.900          4.200

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

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (cont'd)

EQUITY COMPENSATION PLAN

     The following table sets forth information regarding the Company's Stock Option Plan as of December 31, 2002:

                                                                                           Number of securities
                                                                                         remaining available for
                                                                                          future issuance under
                                      Number of securities to      Weighted average         equity compensation
                                      be issued upon exercise     exercise price of          plans (excluding
                                      of outstanding options,    outstanding options,    securities reflected in
Plan category                           warrants and rights      warrants and rights            column (a))
---------------------------------     -----------------------    --------------------    ------------------------
                                                (a)                      (b)                        (c)
Equity compensation plans                           5,640,898                  $11.31                   2,726,742
approved by security holders
Equity compensation plans not                             nil                     nil                         nil
approved by security holders
                                      -----------------------    --------------------     -----------------------
Total                                               5,640,898                  $11.31                   2,726,742
                                      =======================    ====================     =======================


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

                                                                                     YEARS ENDED DECEMBER 31,
                                                                 ----------------------------------------------------------------
                                                                    2002         2001          2000         1999          1998
                                                                 ----------   ----------    ----------   ----------    ----------
STATEMENTS OF OPERATIONS DATA:
REVENUE
   IMAX systems(1).............................................  $   70,959   $   76,582    $  113,226   $  126,826    $  140,874
   Films.......................................................      40,556       29,923        41,711       47,227        30,824
   Other.......................................................      19,135       12,154        18,179       18,783        18,657
                                                                 ----------   ----------    ----------   ----------    ----------
   Total revenue...............................................     130,650      118,659       173,116      192,836       190,355
COSTS OF GOODS AND SERVICES(2).................................      78,438       97,391       112,655       97,973       111,784
                                                                 ----------   ----------    ----------   ----------    ----------
GROSS MARGIN...................................................      52,212       21,268        60,461       94,863        78,571
Selling, general and administrative expenses(3)................      34,906       46,690        42,079       32,524        36,507
Research and development.......................................       2,362        3,385         6,497        3,136         2,745
Amortization of intangibles(4).................................       1,418        3,005         2,948        2,159         5,948
Loss (income) from equity-accounted investees(5)...............        (283)         (73)        4,811          683         6,763
Receivable provisions, net of (recoveries).....................      (1,233)      17,262        13,086          949         1,682
Restructuring costs and asset impairments (recoveries)(6)......        (121)      46,235        11,152           --            --
                                                                 ----------   ----------    ----------   ----------    ----------
EARNINGS (LOSS) FROM OPERATIONS................................      15,163      (95,236)      (20,112)      55,412        24,926
Interest income................................................         413          847         3,285        9,977         5,320
Interest expense...............................................     (17,570)     (22,020)      (21,961)     (21,860)      (14,646)
Gain (loss) on retirement of notes(7)..........................      11,900       55,577            --           --        (3,683)
Impairment of long-term investments(8).........................          --       (5,584)       (4,133)          --            --
                                                                 ----------   ----------    ----------   ----------    ----------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
   AND MINORITY INTEREST.......................................       9,906      (66,416)      (42,921)      43,529        11,917
Recovery of (provision for) income taxes(9) ...................          --      (27,848)       13,139      (16,642)       (8,222)
                                                                 ----------   ----------    ----------   ----------    ----------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY
   INTEREST....................................................       9,906      (94,264)      (29,782)      26,887         3,695
Minority interest..............................................          --           --            --       (1,207)       (1,895)
                                                                 ----------   ----------    ----------   ----------    ----------
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS.................       9,906      (94,264)      (29,782)      25,680         1,800
Net earnings (loss) from discontinued operations...............       2,066      (50,850)       (2,055)        (447)           --
                                                                 ----------   ----------    ----------   ----------    ----------
NET EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGES IN
   ACCOUNTING PRINCIPLES.......................................      11,972     (145,114)      (31,837)      25,233         1,800
Cumulative effect of changes in accounting principles,
   net of income tax benefit of  $37,286(10)...................          --           --       (61,110)          --            --
                                                                 ----------   ----------    ----------   ----------    ----------
NET EARNINGS (LOSS)............................................  $   11,972   $ (145,114)   $  (92,947)  $   25,233    $    1,800
                                                                 ==========   ==========    ==========   ==========    ==========
EARNINGS (LOSS) PER SHARE:
Earnings (loss) per share - basic:
   Net earnings (loss) from continuing operations..............  $     0.30   $    (3.05)   $    (1.00)  $     0.86    $     0.03
   Net earnings (loss) from discontinued operations............  $     0.06   $    (1.64)   $    (0.07)  $    (0.01)   $       --
                                                                 ----------   ----------    ----------   ----------    ----------
   Net earnings (loss) before cumulative effect of changes in
    accounting principles......................................  $     0.36   $    (4.69)   $    (1.07)  $     0.85    $     0.03
   Cumulative effect of changes in accounting principles.......  $       --   $       --    $    (2.04)  $       --    $       --
                                                                 ----------   ----------    -----------  ----------    ----------
   Net earnings (loss).........................................  $     0.36   $    (4.69)   $    (3.11)  $     0.85    $     0.03
                                                                 ==========   ==========    ==========   ==========    ==========
Earnings (loss) per share - diluted:
   Net earnings (loss) from continuing operations..............  $     0.30   $    (3.05)   $    (1.00)  $     0.84    $     0.03
   Net earnings (loss) from discontinued operations............  $     0.06   $    (1.64)   $    (0.07)  $    (0.01)   $       --
                                                                 ----------   ----------    ----------   ----------    ----------
   Net earnings (loss) before cumulative effect of changes in
    accounting principles......................................  $     0.36   $    (4.69)   $    (1.07)  $     0.83    $     0.03
   Cumulative effect of changes in accounting principles.......  $       --   $       --    $    (2.04)  $       --    $       --
                                                                 ----------   ----------    ----------   ----------    ----------
   Net earnings (loss).........................................  $     0.36   $    (4.69)   $    (3.11)  $     0.83    $     0.03
                                                                 ==========   ==========    ==========   ==========    ==========

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

(3) The year ended December 31, 2001 selling, general and administrative expenses included a $2.6 million non-cash compensation charge resulting from a stock grant issuance.

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

(6) In 2001, restructuring costs and asset impairments (recoveries) included a charge of $16.3 million as part of the Company's efforts to streamline the business by reducing its overall corporate workforce and relocate its sound-system facility to near Toronto, Canada. In addition, the Company recorded charges of $26.7 million to fixed assets, and $3.3 million of other assets to recognize a decline in value the Company considered other than temporary. In 2000, asset impairments included charges of $11.2 million relating to fixed assets.

(7) During 2002, the Company and a wholly owned subsidiary of the Company purchased and cancelled an aggregate of $20.5 million of the Company's Subordinated Notes for $8.1 million, represented by $6.0 million in cash by the subsidiary and $2.1 million in common shares by the Company. During 2001, the Company and a wholly owned subsidiary of the Company purchased and cancelled an aggregate of $70.4 million of the Company's Subordinated Notes for $13.7 million, represented by $12.5 million in cash by the subsidiary and $1.2 million in common shares by the Company. In 1998, all of the 10% senior notes due 2001 were redeemed. The excess of the redemption price over the principal amount of $2.8 million and the write-off of the unamortized deferred financing costs of $0.9 million resulted in a loss of $3.7 million.

(8) Impairment of long-term investments includes a charge of $5.6 million and $4.1 million relating to the impairment of certain of the Company's long-term investments, for the years ended December 31, 2001 and 2000, respectively.

(9) In 2001, the provision for income taxes includes a $41.2 million increase in the valuation allowance to reflect uncertainty associated with realization of the Company's deferred income tax asset.

(10) In 2000, the Company recognized an after-tax charge of $54.5 million in accordance with the interpretive guidance of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). In fiscal 2000, the Company also adopted AICPA Statement of Position 00-2, "Accounting by Producers or Distributors of Film" ("SOP 00-2") and recorded an after-tax charge of $6.6 million to reflect the adoption of this new principle.

QUARTERLY STATEMENTS OF OPERATIONS SUPPLEMENTARY DATA:


                                                                                                2002
                                                                       ----------------------------------------------------
                                                                           Q1(1)          Q2           Q3(1)        Q4
                                                                       -----------   -----------   -----------  -----------
Sales............................................................      $    31,275   $    38,851   $    23,179  $    37,345
Cost of goods and services.......................................           17,868        20,162        16,397       24,011
                                                                       -----------   -----------   -----------  -----------
Gross margin.....................................................      $    13,407   $    18,689   $     6,782  $    13,334
                                                                       ===========   ===========   ===========  ===========
Net earnings (loss) from continuing operations...................      $    10,547   $     3,035   $    (4,360) $       684
Net earnings from discontinued operations........................               --            --          2,066          --
                                                                       -----------   -----------   -----------  -----------
Net earnings (loss)..............................................      $    10,547   $     3,035   $    (2,294) $       684
                                                                       ===========   ===========   ===========  ===========
Net earnings (loss) per share - basic............................      $      0.32   $      0.09   $     (0.07) $      0.02
Net earnings (loss) per share - fully diluted....................      $      0.32   $      0.09   $     (0.07) $      0.02

                                                                                                2001
                                                                       -----------------------------------------------------
                                                                            Q1            Q2           Q3            Q4
                                                                       -----------   -----------   -----------   -----------
Sales............................................................      $    28,679   $    32,785   $    23,337   $    33,858
Cost of goods and services.......................................           18,902        21,090        33,139        24,260
                                                                       -----------   -----------   -----------   -----------
Gross margin.....................................................      $     9,777   $    11,695   $    (9,802)  $     9,598
                                                                       ===========   ===========   ===========   ===========
Net loss from continuing operations..............................      $   (12,759)  $    (8,895)  $   (84,382)  $    11,772
Net earnings (loss) from discontinued operations.................           (1,012)       (2,529)      (55,171)        7,862
Net earnings (loss)..............................................      $   (13,771)  $   (11,424)  $  (139,553)  $    19,634
                                                                       ===========   ===========   ===========   ===========
Net earnings (loss) per share - basic............................      $     (0.45)  $     (0.37)  $     (4.48)  $      0.63
Net earnings (loss) per share - fully diluted....................      $     (0.45)  $     (0.37)  $     (4.48)  $      0.63

-----------
(1) Certain comparative figures have been reclassified to conform with the presentation adopted in the current period.

                                                                                    AS AT DECEMBER 31,
                                                          ------------------------------------------------------------------
                                                              2002           2001          2000         1999         1998
                                                          -----------    -----------   -----------  -----------   ----------
BALANCE SHEETS DATA:
Cash, cash equivalents and investments in marketable
  debt securities......................................   $    37,136    $    26,388   $    34,310  $   121,502   $  202,941
Total assets(1)........................................       242,976        261,512       492,100      538,237      490,091
Total long-term indebtedness...........................       209,143        229,643       300,000      300,000      300,000
Total shareholders' equity (deficit)...................      (103,670)      (118,448)       22,263      111,065       84,446

-----------
(1)  Includes the assets of discontinued operations.


PRO FORMA AMOUNTS IN ACCORDANCE WITH SAB 101:

                                                                          1999
                                                                        --------
Pro forma amounts for the year ended December 31, 1999 as if SAB 101 had been applied during all years presented:
Total revenue.......................................................... $166,617
Net earnings .......................................................... $  7,655
  Net earnings per share - basic:...................................... $   0.26
  Net earnings per share - fully diluted:.............................. $   0.25

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

GENERAL (cont'd)

RESTRUCTURING COSTS AND OTHER SIGNIFICANT CHARGES (RECOVERIES)

                                                                                  YEARS ENDED DECEMBER 31,
                                                                        -------------------------------------------
(In thousands of U.S. dollars, except per share amounts)                    2002            2001           2000
                                                                        ------------    ------------    -----------
Restructuring costs (recoveries)                                        $       (497)   $     16,292    $        --
                                                                        ------------    ------------    -----------
Asset impairments (recoveries):
    Fixed assets                                                                 376          26,660         11,152
    Other assets                                                                  --           3,283             --
Other significant charges (recoveries):
    Accounts receivable                                                       (1,941)          4,469         13,086
    Inventories                                                                1,229           4,053             --
    Film assets                                                                   --          16,514          8,602
    Fixed assets                                                               2,799              --             --
    Other assets                                                                 216              --             --
    Net investment in leases                                                     708          13,633             --
    Long-term investments                                                         --           5,584          4,133
                                                                        ------------    ------------    -----------
Total asset impairments and other significant (recoveries)                     3,387          74,196         36,973
                                                                        ------------    ------------    -----------
Net charges (recoveries)                                                $      2,890    $     90,488    $    36,973
                                                                        ============    ============    ===========

RESTRUCTURING COSTS AND ASSET IMPAIRMENTS (RECOVERIES)

     During 2001 the Company rationalized its operations, reduced staffing levels, wrote-down certain assets to be disposed of, and recorded a restructuring charge of $16.3 million in 2001 (2000 - $nil). During 2002, the Company recovered $0.5 million of restructuring accrued liabilities for terminated employees who obtained employment prior to the completion of their severance period. In 2001, the Company also recorded asset impairment charges of $29.9 million (2000 - $11.2 million) after assessing the carrying value of certain of the Company's assets. The 2001 asset impairment charge consisted of $26.7 million against fixed assets (2000 - $11.2 million) and $3.3 million against other assets (2000 - $nil) as the carrying values for the assets exceeded the discounted future cash flows expected from the assets. During 2002, the Company incurred an additional $0.4 of asset impairment charges relating to fixed assets.

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

     Included in receivables provisions, net of recoveries, the Company recorded a charge of $4.5 million in 2001 (2000 - $13.1 million) relating to the Company's accounts receivable, as collectibility on certain accounts was considered uncertain. During 2002, the Company recorded recoveries of $1.9 million relating to the Company's accounts receivable. In 2002, the Company also recorded a charge of $0.7 million (2001 - $13.6 million, 2000 - $nil) relating to the Company's net investment in leases as collectibility of certain leases was considered uncertain.

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

RESULTS OF OPERATIONS

     The following table sets forth the percentage of total revenue for each of the items set forth below:

                                                                            YEARS ENDED DECEMBER 31,
                                                      --------------------------------------------------------------------
                                                          2002          2001          2000           1999          1998
                                                      -----------   -----------   -----------    -----------   -----------
                                                           %             %              %             %             %
Revenue
  IMAX systems........................................    54.3          64.5          65.4           65.8          74.0
  Films...............................................    31.0          25.2          24.1           24.5          16.2
  Other...............................................    14.7          10.3          10.5            9.7           9.8
                                                         -----        ------         -----          -----         -----
Total revenue.........................................   100.0         100.0         100.0          100.0         100.0
Costs and goods and services..........................    60.0          82.1          65.1           50.8          58.7
                                                         -----        ------         -----          -----         -----
Gross margin..........................................    40.0          17.9          34.9           49.2          41.3
Selling, general and administrative expenses..........    26.6          39.3          24.3           16.9          19.2
Research and development..............................     1.8           2.9           3.8            1.6           1.4
Amortization of intangibles...........................     1.0           2.5           1.7            1.1           3.1
Loss (income) from equity-accounted investees.........      --            --           2.8            0.4           3.6
Receivable provisions, net of (recoveries)............    (0.9)         14.5           7.5            0.5           0.9
Restructuring costs and asset impairments (recovery)..    (0.1)         39.0           6.4             --            --
                                                         -----        ------         -----          -----         -----
Earnings (loss) from operations.......................    11.6         (80.3)        (11.6)          28.7          13.1
                                                         =====        ======         =====          =====         =====
Net earnings (loss) before cumulative effect
  of changes in accounting principles.................     2.8        (154.9)        (18.4)          13.1           2.0
                                                         =====        ======         =====          =====         =====
Net earnings (loss)...................................     9.2        (122.3)        (53.7)          13.1           0.9
                                                         =====        ======         =====          =====         =====

REVENUES

     The Company's revenues in 2002 were $130.7 million, compared to $118.7 million in 2001, an increase of 10.1%. The following table sets forth the breakdown of revenue by category:

                                                   YEARS ENDED DECEMBER 31,
                                            ------------------------------------
(In thousands of U.S. dollars)                2002          2001          2000
                                            --------      --------      --------
IMAX SYSTEMS REVENUE
Sales and leases .....................      $ 46,656      $ 53,409      $ 87,384
Ongoing rent(1) ......................         9,746         8,969        12,097
Maintenance ..........................        14,557        14,204        13,745
                                            --------      --------      --------
                                              70,959        76,582       113,226
                                            --------      --------      --------
FILMS REVENUE
Production and DMR(2) ................         3,010            --            --
Distribution .........................        20,697        16,645        21,221
Post-production ......................        16,849        13,278        20,490
                                            --------      --------      --------
                                              40,556        29,923        41,711
                                            --------      --------      --------
OTHER REVENUE ........................        19,135        12,154        18,179
                                            --------      --------      --------
                                            $130,650      $118,659      $173,116
                                            ========      ========      ========

-----------
(1)  Includes finance income.

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

OTHER

     Selling, general and administrative expenses were $34.9 million in 2002 versus $46.7 million in 2001. The Company recorded a foreign exchange gain of $0.4 million in 2002 compared to a loss of $1.4 million in 2001. The foreign exchange gains and losses resulted primarily from fluctuations in exchange rates on Canadian dollar cash balances and Canadian dollar and Japanese Yen denominated net investment in leases. The 2001 selling, general and administrative expenses also includes a non-cash item of $2.6 million in connection with a stock compensation grant. The Company anticipates that selling, general and administrative expenses will decline in 2003 due to the reductions in staff costs, legal fees and other expenses.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

YEAR ENDED DECEMBER 31, 2002 VERSUS YEAR ENDED DECEMBER 31, 2001 (cont'd)

OTHER (cont'd)

     Interest expense decreased to $17.6 million in 2002, from $22.0 million in 2001 due to the repurchases of the Company's Subordinated Notes (see Gain (loss) on retirement of notes and Liquidity and Capital Resources, below).

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

GAIN (LOSS) ON RETIREMENT OF NOTES

     During 2002, the Company and a wholly owned subsidiary purchased an additional $20.5 million in the aggregate of the Company's Subordinated Notes for $8.1 million, consisting of $6.0 million in cash and common shares of the Company valued at $2.1 million. The Company cancelled the purchased Subordinated Notes and recorded a gain of $11.9 million. These transactions had the effect of reducing the principal of the Company's outstanding Subordinated Notes to $9.1 million as at December 31, 2002.

     During 2001, the Company and a wholly owned subsidiary of the Company purchased an aggregate of $70.4 million of the Company's $100.0 million aggregate principal amount of Subordinated Notes for $13.7 million, consisting of $12.5 million in cash and common shares of the Company valued at $1.2 million. The Company cancelled the purchased Subordinated Notes and recorded a gain of $55.6 million.

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

OTHER

     Selling, general and administrative expenses were $46.7 million in 2001 versus $42.1 million in 2000. The 2001 expense included a non-cash item of $2.6 million in connection with a stock compensation grant. We experienced a foreign exchange loss of $1.4 million in 2001 compared to a loss of $1.8 million in 2000. The foreign exchange losses resulted primarily from fluctuations in exchange rates on Canadian dollar cash balances and Canadian dollar and Japanese Yen denominated net investment in leases.

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

GAIN (LOSS) ON RETIREMENT OF NOTES

     During 2001, the Company and a wholly owned subsidiary of the Company purchased an aggregate of $70.4 million of the Company's $100.0 million aggregate principal amount of Subordinated Notes for $13.7 million, consisting of $12.5 million in cash by the subsidiary and common shares by the Company valued at $1.2 million. The Company cancelled the purchased Subordinated Notes and recorded a gain of $55.6 million.

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

     As of December 31, 2002, the Company has $9.1 million outstanding on its Subordinated Notes. In April 1996, the Company completed a private placement of $100.00 million of the Company's Subordinated Notes. The Subordinated Notes are convertible into common shares of the Company at the option of the holder at a conversion price of $21.406 per share (equivalent to a conversion rate of 46.7154 shares per $1,000 principal amount of Subordinated Notes) at any time prior to maturity. The Subordinated Notes are redeemable at the option of the Company after April 1, 1999, plus accrued interest. The Subordinated Notes may be redeemed at any time on or after April 1, 2001 without limitation. During 2001, the Company and a wholly owned subsidiary of the Company purchased an aggregate of $70.4 million of the Company's Subordinated Notes for $13.7 million consisting of $12.5 million in cash and common shares of the Company valued at $1.2 million. The Company cancelled the purchased Subordinated Notes and recorded a gain of $55.6 million. During 2002, the Company and the subsidiary of the Company purchased an additional $20.5 million in the aggregate of the Company's Subordinated Notes for $8.1 million consisting of $6.0 million in cash and common shares of the Company valued at $2.1 million. The Company cancelled the purchased Subordinated Notes and recorded a gain of $11.9 million.

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

     Cash provided by operating activities amounted to $2.7 million for the year ended December 31, 2001 after the payment of $21.9 million of interest and other working capital requirements. Changes in other non-cash operating assets and liabilities included a decrease of $1.3 million in accounts receivable and a decrease of $5.7 million in net investment in leases in 2001. Investment in film assets was $8.3 million. Cash provided by investing activities in 2001 amounted to $5.7 million. Of this amount, $7.5 million was received from the sale of investments in marketable debt securities, and $1.1 million was invested in fixed assets. Cash used in financing activities amounted to $12.5 million in 2001, related to the repurchase by a subsidiary of a portion of the Company's Subordinated Notes.

     Cash used in operating activities amounted to $54.1 million for the year ended December 31, 2000 after the payment of $21.5 million of interest, $33.6 million of income taxes and working capital requirements. Changes in other non-cash operating assets and liabilities included an increase of $0.1 million in accounts receivable, an increase of $9.3 million in net investment in leases and a decrease of $42.6 million in current taxes payable due to tax payments in connection with the reorganization of the Company's lines of business in 1999. Investment in film assets was $19.7 million. Cash provided by investing activities in 2000 amounted to $45.3 million. Of this amount, $81.5 million was received from the sale of investments in marketable debt securities, $27.6 million was invested in fixed assets, principally for owned and operated theaters and theater systems contributed to joint ventured theaters, and facilities, and $6.2 million was invested in other assets including patents, trademarks and software. Cash provided by financing activities amounted to $2.5 million, which included proceeds of $1.4 million from the issuance of common shares pursuant to the Company's stock option plan.

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


    REPORT OF INDEPENDENT ACCOUNTANTS TO THE SHAREHOLDERS OF IMAX CORPORATION

       We have audited the accompanying consolidated balance sheets of IMAX Corporation (the "Company") as at December 31, 2002 and 2001 and the related consolidated statements of operations, cash flows and shareholders' equity (deficit) for each year in the three-year period ended December 31, 2002. These financial statements and the financial statement schedule listed in the index appearing under Item 15(a)(2) of this Form 10-K/A are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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


                                                 /s/ PricewaterhouseCoopers  LLP
                                                 Chartered Accountants
                                                 Toronto, Canada
                                                 February 14, 2003

                                IMAX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
                         (In thousands of U.S. dollars)


                                                                                      AS AT DECEMBER 31,
                                                                                -------------------------------
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

COMMITMENTS AND CONTINGENCIES (notes 13 and 14)

SHAREHOLDERS' EQUITY (DEFICIT)
Capital stock (note 15) Common shares - no par value.  Authorized -
  unlimited number.  Issued and outstanding - 32,973,366
  (2001 - 31,899,114)                                                                  65,563          63,322
Other equity                                                                            1,542           1,034
Deficit                                                                              (171,420)       (183,392)
Accumulated other comprehensive income                                                    645             588
                                                                                -------------   -------------
   Total shareholders' deficit                                                       (103,670)       (118,448)
                                                                                -------------   -------------
   Total liabilities and shareholders' equity (deficit)                         $     242,976   $     261,512
                                                                                =============   =============

       (the accompanying notes are an integral part of these consolidated financial statements)

                                IMAX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
            (In thousands of U.S. dollars, except per share amounts)


                                                                                  YEARS ENDED DECEMBER 31,
                                                                      -------------------------------------------------
                                                                            2002            2001             2000
                                                                      --------------  ---------------  ---------------
REVENUE
IMAX systems (note 16)                                                $       70,959  $        76,582  $       113,226
Films                                                                         40,556           29,923           41,711
Other                                                                         19,135           12,154           18,179
                                                                      --------------  ---------------  ---------------
                                                                             130,650          118,659          173,116
COSTS OF GOODS AND SERVICES                                                   78,438           97,391          112,655
                                                                      --------------  ---------------  ---------------
GROSS MARGIN                                                                  52,212           21,268           60,461

Selling, general and administrative expenses                                  34,906           46,690           42,079
Research and development                                                       2,362            3,385            6,497
Amortization of intangibles                                                    1,418            3,005            2,948
Loss (income) from equity-accounted investees                                   (283)             (73)           4,811
Receivable provisions, net of (recoveries)                                    (1,233)          17,262           13,086
Restructuring costs and asset impairments (recoveries) (note 17)                (121)          46,235           11,152
                                                                      --------------  ---------------  ---------------
EARNINGS (LOSS) FROM OPERATIONS                                               15,163          (95,236)         (20,112)

Interest income                                                                  413              847            3,285
Interest expense, net of interest capitalized of $nil (2001 - $511,
  2000 - $1,393)                                                             (17,570)         (22,020)         (21,961)
Gain on retirement of notes                                                   11,900           55,577               --
Impairment of long-term investments                                               --           (5,584)          (4,133)
                                                                      --------------  ---------------  ---------------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                 9,906          (66,416)         (42,921)
Recovery of (provision for) income taxes (note 9)                                 --          (27,848)          13,139
                                                                      --------------  ---------------  ---------------
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS                                 9,906          (94,264)         (29,782)
Net earnings (loss) from discontinued operations (note 23)                     2,066          (50,850)          (2,055)
                                                                      --------------  ---------------  ---------------
NET EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGES IN
  ACCOUNTING PRINCIPLES                                                       11,972         (145,114)         (31,837)
Cumulative effect of changes in accounting principles, net of
  income tax benefit of $37,286 (note 24)                                         --               --          (61,110)
                                                                      --------------  ---------------  ---------------
NET EARNINGS (LOSS)                                                   $       11,972  $      (145,114) $       (92,947)
                                                                      ==============  ===============  ===============

EARNINGS (LOSS) PER SHARE (note 15):
Earnings (loss) per share - basic and fully diluted:
  Net earnings (loss) from continuing operations                      $         0.30  $         (3.05)  $        (1.00)
  Net earnings (loss) from discontinued operations                    $         0.06  $         (1.64)  $        (0.07)
                                                                      --------------  ---------------   --------------
  Net earnings (loss) before cumulative effect of changes in
   accounting principles                                              $         0.36  $         (4.69)  $        (1.07)
  Cumulative effect of changes in accounting principles               $           --  $            --   $        (2.04)
                                                                      --------------  ---------------    -------------
  Net earnings (loss)                                                 $         0.36  $         (4.69)  $        (3.11)
                                                                      ==============  ===============   ==============

       (the accompanying notes are an integral part of these consolidated financial statements)

                                IMAX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
                         (In thousands of U.S. dollars)


                                                                                    YEARS ENDED DECEMBER 31,
                                                                        --------------------------------------------------
                                                                              2002            2001              2000
                                                                        --------------  ---------------   ---------------
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net earnings (loss) from continuing operations                          $        9,906  $       (94,264)  $       (29,782)
Items not involving cash:
   Depreciation, amortization and write-downs (note 18)                         16,073           99,801            61,626
   Loss (income) from equity-accounted investees                                  (283)             (73)            4,811
   Deferred income taxes                                                          (799)          41,411            (5,201)
   Gain on retirement of notes                                                 (11,900)         (55,577)
   Impairment of long-term investments                                              --            5,584             4,133
   Stock and other non-cash compensation                                         3,685            5,182             1,242
Investment in film assets                                                       (2,441)          (8,297)          (19,665)
Changes in other non-cash operating assets and liabilities (note 18)             6,116           14,520           (73,929)
Net cash provided by (used in) operating activities from
   discontinued operations                                                          --           (5,607)            2,676
                                                                        --------------  ---------------   ---------------
Net cash provided by (used in) operating activities                             20,357            2,680           (54,089)
                                                                        --------------  ---------------   ---------------

INVESTING ACTIVITIES
Purchase of fixed assets                                                        (1,541)          (1,091)          (27,643)
Decrease (increase) in other assets                                               (964)           1,140            (6,190)
Increase in other intangible assets                                               (675)            (642)               --
Net sale of investments in marketable debt securities                               --            7,529            81,503
Acquisition of Digital Projection International, net of cash
   acquired                                                                         --               --              (900)
Acquisition of minority interest in Sonics Associates, Inc.                         --           (1,041)             (295)
Net cash used in investing activities from discontinued operations                  --             (217)           (1,139)
                                                                        --------------  ---------------   ---------------
Net cash provided by (used in) investing activities                             (3,180)           5,678            45,336
                                                                        --------------  ---------------   ---------------

FINANCING ACTIVITIES
Repurchase of convertible subordinated notes                                    (6,022)         (12,540)               --
Common shares issued                                                               152               31             1,442
Paid-in-capital on stock options                                                    --               --             1,034
                                                                        --------------  ---------------   ---------------
Net cash provided by (used in) financing activities                             (5,870)         (12,509)            2,476
                                                                        --------------  ---------------   ---------------

Effects of exchange rate changes on cash from continuing
   operations                                                                     (559)          (2,066)            2,125
Effects of exchange rate changes on cash from discontinued
   operations                                                                       --            1,697               487
                                                                        --------------  ---------------   ---------------
Effects of exchange rate changes on cash                                          (559)            (369)            2,612
                                                                        --------------  ---------------   ---------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM
   CONTINUING OPERATIONS                                                        10,748             (393)           (5,689)
Increase (decrease) in cash and cash equivalents from discontinued
   operations                                                                       --           (4,127)            2,024
                                                                        --------------  ---------------   ---------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS, DURING
   THE YEAR                                                                     10,748           (4,520)           (3,665)

Cash and cash equivalents, beginning of year                                    26,388           30,908            34,573
                                                                        --------------  ---------------   ---------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                  $       37,136  $        26,388   $        30,908
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



                                      NUMBER OF
                                       COMMON                                          ACCUMULATED
                                       SHARES                            RETAINED         OTHER            TOTAL
                                     ISSUED AND    CAPITAL      OTHER    EARNINGS     COMPREHENSIVE    SHAREHOLDERS'   COMPREHENSIVE
                                     OUTSTANDING    STOCK      EQUITY   (DEFICIT)   INCOME (LOSS)(1)  EQUITY (DEFICIT) INCOME (LOSS)
                                     -----------  --------    --------  ----------  ----------------  ---------------- -------------

BALANCE AT DECEMBER 31, 1999          29,757,888  $ 57,471     $    --   $  54,669     $ (1,075)       $ 111,065       $       --

Issuance of common stock                 293,626     1,631          --          --           --            1,631               --
Adjustment in paid-in-capital for
   stock options exercised                    --        --       1,034          --           --            1,034               --
Net loss                                      --        --          --     (92,947)          --          (92,947)         (92,947)
Net adjustment on available-for-
  sale securities                             --        --          --          --          586              586              586
Foreign currency translation
  adjustments                                 --        --          --          --          894              894              894
                                    ------------  --------     -------   ---------     --------        ---------       ----------
                                                                                                                       $  (91,467)
                                                                                                                       ==========
BALANCE AT DECEMBER 31, 2000          30,051,514    59,102       1,034     (38,278)         405           22,263       $       --

Issuance of common stock               1,847,600     4,220          --          --           --            4,220               --
Net loss                                      --        --          --    (145,114)          --         (145,114)        (145,114)
Net adjustment on available-for-
  sale securities                             --        --          --          --          281              281              281
Foreign currency translation
  adjustments                                 --        --          --          --          (98)             (98)             (98)
                                    ------------  --------     -------   ---------     --------        ---------       ----------
                                                                                                                       $ (144,931)
                                                                                                                       ==========
BALANCE AT DECEMBER 31, 2001          31,899,114    63,322       1,034    (183,392)         588         (118,448)      $       --

Issuance of common stock               1,074,252     2,241          --          --           --            2,241               --
Net earnings                                  --        --          --      11,972           --           11,972           11,972
Adjustment in paid-in capital for
  non-employee stock
  options granted                             --        --         508          --           --              508               --
Foreign currency translation
  adjustments                                 --        --          --          --           57               57               57
                                    ------------  --------     -------   ---------     --------        ---------       ----------
                                                                                                                       $   12,029
BALANCE AT DECEMBER 31, 2002          32,973,366  $ 65,563     $ 1,542   $(171,420)    $    645        $(103,670)      ==========
                                    ============  ========     =======   =========     ========        =========

(1) Components of accumulated other comprehensive income (loss) consist of :

                                                                   AS AT DECEMBER 31,
                                     -------------------------------------------------------------------------------
                                             2002                         2001                         2000
                                     -------------------          -------------------          -------------------
Foreign currency
   translation adjustments           $               645          $               588          $               686
Unrealized loss on
   available-for-sale security                        --                           --                         (281)
                                     -------------------          -------------------          -------------------
Accumulated other comprehensive
   income                            $               645          $               588          $               405
                                     ===================          ===================          ===================

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


1.    DESCRIPTION OF THE BUSINESS

      IMAX Corporation together with its wholly owned subsidiaries (the "Company") is an entertainment technology company whose principal activities are:

          o the design, manufacture, marketing and leasing of proprietary projection and sound systems for IMAX theaters principally owned and operated by institutional and commercial customers located in more than 30 countries as of December 31, 2002;

          o the development, production, digital re-mastering, post-production and distribution of certain films shown in the IMAX theater network;

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

3.   ACCOUNTING CHANGE (cont'd)

     In accordance with FAS 142, the effect of this change in accounting principle is reflected prospectively. Supplemental comparative disclosure as if the change had been applied retroactively, is as follows:


                                                                      YEARS ENDED DECEMBER 31,
                                                     ----------------------------------------------------------
                                                            2002                 2001                 2000
                                                     ------------------   ------------------   ----------------

Reported net earnings (loss)                         $           11,972   $        (145,114)   $        (92,947)
    Add back:  Goodwill amortization                                 --               2,310               1,812
                                                     ------------------   -----------------    ----------------
Adjusted net earnings (loss)                         $           11,972   $        (142,804)   $        (91,135)
                                                     ==================   =================    ================

Basic and fully diluted earnings (loss) per share:
    Reported net earnings (loss) per share           $             0.36   $           (4.69)   $          (3.11)
    Goodwill amortization                            $               --   $            0.07    $           0.06
                                                     ------------------   -----------------    ----------------
Adjusted net earnings (loss) per share               $             0.36   $           (4.62)   $          (3.05)
                                                     ==================   =================    ================

4.   LEASES

(a)  NET INVESTMENT IN LEASES

     The Company enters into sales-type leases, for which the customer makes initial rental payments and additional rental payments with contracted minimums, which are generally indexed with inflation. The Company's net investment in sales-type leases, at December 31, is comprised of the following:

                                                                                            2002             2001
                                                                                       ------------     ------------
     Gross minimum lease amounts receivable                                            $     97,167     $    105,379
     Residual value of equipment                                                                824              898
     Unearned finance income                                                                (39,001)         (42,888)
                                                                                       ------------     ------------
     Present value of minimum lease amounts receivable                                       58,990           63,389
     Accumulated allowance for uncollectible amounts                                         (8,938)         (11,745)
                                                                                       ------------     ------------
     Net investment in leases                                                          $     50,052     $     51,644
                                                                                       ============     ============


(b)  RENTAL AMOUNTS

     Revenue includes the following annual rental amount, for the years ended December 31:

                                                                    2002             2001             2000
                                                               --------------   --------------   --------------
   Ongoing minimum rental amounts on operating leases          $          849   $          562   $          879
   Additional rentals in excess of minimum amounts on
     sales-type leases                                                    681              660            1,804
   Additional rentals in excess of minimum amounts on
     operating leases                                                   3,525            2,595            2,807
   Finance income on sales-type leases                                  4,691            5,152            6,607
                                                               --------------   --------------   --------------
                                                               $        9,746   $        8,969   $       12,097
                                                               ==============   ==============   ==============

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


4.   LEASES (cont'd)

(b)  RENTAL AMOUNTS (cont'd)

     The estimated amount of gross minimum rental amounts receivable from operating and sales-type leases at December 31, 2002, for each of the next five years is as follows:

                  2003                                           $ 10,287
                  2004                                              9,408
                  2005                                              8,842
                  2006                                              8,598
                  2007                                              7,470
                  Thereafter                                       60,080
                                                                 --------
                                                                 $104,685
                                                                 ========

5.   INVENTORIES

                                                                                       AT DECEMBER 31,
                                                                              ----------------------------------
                                                                                    2002               2001
                                                                              ---------------    ---------------
     Raw materials                                                            $         5,042    $         5,939
     Work-in-process                                                                    2,249              4,313
     Finished goods                                                                    26,800             32,471
                                                                              ---------------    ---------------
                                                                              $        34,092    $        42,723
                                                                              ===============    ===============

6.   FILM ASSETS

                                                                                       AT DECEMBER 31,
                                                                              ----------------------------------
                                                                                    2002               2001
                                                                              ---------------    ---------------
     Completed and released films, net of accumulated amortization            $           206    $         1,682
     Films in production                                                                   --              8,597
     Development costs                                                                    213                234
                                                                              ---------------    ---------------
                                                                              $           419    $        10,513
                                                                              ===============    ===============


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


7.   FIXED ASSETS

                                                                          AT DECEMBER 31, 2002
                                                      -------------------------------------------------------------
                                                                              ACCUMULATED
                                                            COST              DEPRECIATION          NET BOOK VALUE
                                                      -----------------     -----------------     -----------------
     Equipment leased or held for use
         Projection equipment                         $          38,460      $         20,468     $          17,992
         Camera equipment                                         9,548                 7,629                 1,919
                                                      -----------------     -----------------     -----------------
                                                                 48,008                28,097                19,911
                                                      -----------------     -----------------     -----------------
     Assets under construction                                    1,672                    --                 1,672
                                                      -----------------     -----------------     -----------------

     Other fixed assets
         Land                                                     1,648                    --                 1,648
         Buildings                                               15,505                 5,620                 9,885
         Office and production equipment                         24,023                19,081                 4,942
         Leasehold improvements                                   8,928                 1,678                 7,250
                                                      -----------------     -----------------     -----------------
                                                                 50,104                26,379                23,725
                                                      -----------------     -----------------     -----------------
                                                      $          99,784     $          54,476     $          45,308
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
                                                      =================     =================     =================

     Interest capitalized in 2002 to fixed assets amounted to $nil (2001 - $nil, 2000 - $0.6 million).

8.   OTHER ASSETS

                                                                                         AT DECEMBER 31,
                                                                                --------------------------------
                                                                                      2002             2001
                                                                                ---------------  ---------------
Pension asset, representing unrecognized prior service costs                    $         7,036  $         6,647
Deferred charges on debt financing                                                        2,184            3,092
Investments in equity-accounted investees                                                    --              314
Other assets                                                                              1,235            1,242
                                                                                ---------------  ---------------
                                                                                $        10,455  $        11,295
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


9.   INCOME TAXES

(a) Earnings (loss) from continuing operations before income taxes and minority interest by tax jurisdiction, for the years ended December 31, is comprised of the following:

                                                                 2002                2001                2000
                                                           ----------------    ----------------    ----------------
     Canada                                                $          8,845    $        (35,837)   $        (31,884)
     United States                                                      583             (29,368)             (8,008)
     Japan                                                            1,031                 291                 338
     Other                                                             (553)             (1,502)             (3,367)
                                                           ----------------    ----------------    ----------------
                                                           $          9,906    $        (66,416)   $        (42,921)
                                                           ================    ================    ================

(b) The recovery of (provision for) income taxes related to income from operations, for the year ended December 31, comprise of the following:

                                                                 2002                2001                2000
                                                           ----------------    ----------------    ----------------
     Current:
       Canada                                              $           (754)   $         13,598    $          8,167
       Foreign                                                          (45)                (35)               (229)
                                                           -----------------   ----------------    ----------------
                                                                       (799)             13,563               7,938
                                                           -----------------   ----------------    ----------------
     Deferred:
       Canada                                                           799             (32,954)              1,915
       Foreign                                                           --              (8,457)              3,286
                                                           ----------------    ----------------    ----------------
                                                                        799             (41,411)              5,201
                                                           ----------------    ----------------    ----------------
                                                           $             --    $        (27,848)   $         13,139
                                                           ================    ================    ================

(c) The recovery of (provision for) income taxes from operations differs from the amount that would have resulted by applying the combined Canadian federal and provincial statutory income tax rates to earnings, for the years ended December 31, is due to the following:

                                                                            2002            2001           2000
                                                                        ------------    ------------   ------------
     Income tax recovery at combined statutory rates                    $     (3,826)   $     27,642   $     18,863
     Increase (decrease) resulting from:
         Permanent differences                                                 3,070          (3,434)        (3,113)
         Manufacturing and processing credits deduction                         (141)         (1,704)        (2,841)
         Decrease (increase) in valuation allowance                            1,762         (41,239)        (1,338)
         Large corporations tax                                                 (403)           (402)          (405)
         Income tax at different rates in foreign and other provincial
           jurisdictions                                                         (37)         (1,156)          (353)
         Investment tax credits and other                                         11            (903)         2,326
         Effect of legislated tax rate reductions                                 --          (6,651)            --
         Other                                                                  (436)             --             --
                                                                        ============    ------------   ------------
     Recovery of (provision for) income taxes, as reported              $         --    $    (27,848)  $     13,139
                                                                        ============    ============   ============

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)


9.   INCOME TAXES (cont'd)

(d) The deferred income tax asset, at December 31, is comprised of the following:

                                                                                        2002              2001
                                                                                   -------------     -------------
     Net operating loss and capital loss carryforwards                             $      11,581     $      16,959
     Investment tax credit and other tax credit carryforwards                              1,883             1,944
     Write-downs of other assets                                                           5,596             5,085
     Excess tax over accounting basis in fixed assets and inventories                     37,875            37,920
     Accrued reserves                                                                      4,636             9,628
     Other                                                                                 2,298             3,135
                                                                                   -------------     -------------
     Total deferred income tax assets                                                     63,869            74,671
     Income recognition on net investment in leases                                      (16,306)          (26,145)
                                                                                   -------------     -------------
                                                                                          47,563            48,526
     Valuation allowance                                                                 (43,742)          (45,504)
                                                                                   -------------     -------------
     Net deferred income tax asset                                                 $       3,821     $       3,022
                                                                                   =============     =============

     Loss carryforwards and tax credit carryforwards expire as follows:

                                                       INVESTMENT TAX
                                                      CREDITS AND OTHER                             NET OPERATING
                                                          TAX CREDIT           CAPITAL LOSS             LOSS
                                                       CARRYFORWARDS          CARRYFORWARDS         CARRYFORWARDS
                                                      -----------------      ----------------     -----------------
     2003                                             $             300      $             --     $              --
     2004                                                            --                    --                    --
     2005                                                            --                    --                    --
     2006                                                            --                    --                   537
     2007                                                            --                    --                   465
     Thereafter                                                   1,583                24,370                32,207
                                                      -----------------     -----------------     -----------------
                                                      $           1,883      $         24,370     $          33,209
                                                      =================      ================     =================

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

10.  OTHER INTANGIBLE ASSETS

                                                                          AT DECEMBER 31, 2002
                                                      -------------------------------------------------------------
                                                                              ACCUMULATED
                                                            COST              AMORTIZATION         NET BOOK VALUE
                                                      -----------------      ----------------     -----------------
     Patents and trademarks                           $           4,007      $          1,417     $           2,590
     Intellectual property rights                                 1,193                   420                   773
     Other intangible assets                                      1,264                 1,264                    --
                                                      -----------------     -----------------     -----------------
                                                      $           6,464      $          3,101     $           3,363
                                                      =================      ================     =================



                                                                          AT DECEMBER 31, 2001
                                                      -------------------------------------------------------------
                                                                              ACCUMULATED
                                                            COST              AMORTIZATION         NET BOOK VALUE
                                                      -----------------      ----------------     -----------------
     Patents and trademarks                           $           3,332      $            977     $           2,355
     Intellectual property rights                                 1,193                   248                   945
     Other intangible assets                                      1,264                   457                   807
                                                      -----------------     -----------------     -----------------
                                                      $           5,789      $          1,682     $           4,107
                                                      =================      ================     =================

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

     During 2001, the Company and a wholly owned subsidiary of the Company purchased an aggregate of $70.4 million of the Company's Subordinated Notes for $13.7 million, consisting of $12.5 million in cash, and common shares of the Company valued at $1.2 million. The Company cancelled the purchased Subordinated Notes and recorded a gain of $55.6 million.

     During 2002, the Company and a wholly owned subsidiary of the Company purchased an additional $20.5 million in the aggregate of the Company's Subordinated Notes for $8.1 million, consisting of $6.0 million in cash, and common shares of the Company valued at $2.1 million. The Company cancelled the purchased Subordinated Notes and recorded a gain of $11.9 million. This transaction had the effect of reducing the principal amount of the Company's outstanding Subordinated Notes as at December 31, 2002 to $9.1 million.

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


15.  CAPITAL STOCK (cont'd)

(d)  STOCK BASED COMPENSATION (cont'd)

     The following table summarizes certain information in respect of option activity under the Stock Option Plan:

                                                                                          WEIGHTED AVERAGE
                                                         NUMBER OF SHARES              EXERCISE PRICE PER SHARE
                                              ----------------------------------   -------------------------------
                                                  2002        2001        2000       2002       2001       2000
                                              ----------  ----------  ----------   ---------  ---------  ---------
     Options outstanding, beginning of year    4,609,086   8,071,072   5,157,400   $   16.98  $   21.91  $   20.18
     Granted                                   2,229,893   1,395,128   3,224,972        4.76       2.95      24.25
     Exercised                                   (42,500)         --    (131,300)       3.11        --        9.06
     Cancelled(1)                               (869,681) (2,867,100)         --       22.81      21.42        --
     Forfeited                                  (285,900) (1,990,014)   (180,000)      24.66      21.94      26.17
                                              ----------  ----------  ----------
     Options outstanding, end of year          5,640,898   4,609,086   8,071,072       11.31      16.98      21.91
                                              ==========  ==========  ==========
     Options exercisable, end of year          3,360,165   2,549,182   3,269,728       13.89      20.31      19.65
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


     The following table summarizes certain information in respect of options outstanding under the Stock Option Plan at December 31, 2002:

                                           NUMBER OF SHARES
                              ---------------------------------------
                                                                                 WEIGHTED
      RANGE OF EXERCISE                                                      AVERAGE EXERCISE          AVERAGE
       PRICES PER SHARE           OUTSTANDING            VESTED              PRICE PER SHARE        REMAINING TERM
     ---------------------    ------------------     -----------------       ---------------        --------------
     $  0.00 - $  2.99                   364,128               180,459         $       2.62           5.7 Years
     $  3.00 - $  4.99                 2,660,009             1,120,870                 4.10           6.2 Years
     $  5.00 - $  9.99                   429,889               257,064                 6.78           3.8 Years
     $ 10.00 - $ 14.99                    11,000                11,000                13.48           3.1 Years
     $ 15.00 - $ 19.99                   258,400               256,400                16.27           3.7 Years
     $ 20.00 - $ 24.99                 1,503,172             1,266,172                22.26           6.3 Years
     $ 25.00 - $ 28.04                   414,300               268,200                27.11           6.9 Years
                               -----------------     -----------------
      Total                            5,640,898             3,360,165                11.31           5.7 Years
                               =================     =================


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

15.  CAPITAL STOCK (cont'd)

(d)  STOCK BASED COMPENSATION (cont'd)

     The Company currently follows APB 25 and if the methodology prescribed by FAS 123 had been adopted by the Company, pro forma results for the year ended December 31, would have been as follows:

                                                                       2002              2001             2000
                                                                 ----------------  ---------------- ----------------
     Net earnings (loss) as reported                             $         11,972  $      (145,114) $        (92,947)
     Stock-based compensation expense, if  the methodology
        prescribed by FAS 123 had been adopted                            (10,765)         (10,290)           (6,367)
                                                                 ----------------  ---------------  ----------------
     Adjusted net earnings (loss)                                $          1,207  $      (155,404) $        (99,314)
                                                                 ================  ===============  ================

     Earnings (loss) per share - basic and fully diluted:
        Net earnings (loss) as reported                          $           0.36  $         (4.69) $          (3.11)
        FAS 123 stock-based compensation expense                 $          (0.32) $         (0.34) $          (0.21)
                                                                 ----------------  ---------------  ----------------
        Adjusted net earnings (loss)                             $           0.04  $         (5.03) $          (3.32)
                                                                 ================  ===============  ================

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

(e)  EARNINGS (LOSS) PER SHARE

                                                                             YEARS ENDED DECEMBER 31,
                                                                 --------------------------------------------------
                                                                       2002              2001             2000
                                                                 ---------------   ---------------  ---------------
     Net earnings (loss) applicable to common shareholders:
     Earnings (loss) before cumulative effect of changes in
       accounting principles                                     $        11,972   $      (145,114) $       (31,837)
     Cumulative effect of changes in accounting principles,
       net of income tax benefit of $37,286                                   --                --          (61,110)
                                                                 ---------------   ---------------  ---------------
                                                                 $        11,972   $      (145,114) $       (92,947)
                                                                 ===============   ===============  ===============

     Weighted average number of common shares:
     Issued and outstanding, beginning of year                        31,899,114        30,051,514       29,757,888
     Weighted average number of shares
       issued during the year                                          1,044,279           864,167          116,227
                                                                 ---------------   ---------------  ---------------
     Weighted average number of shares used in computing
       basic earnings (loss) per share                                32,943,393        30,915,681       29,874,115
     Assumed exercise of stock options, net of
       shares assumed                                                    362,935                --               --
                                                                 ---------------   ---------------  ---------------
     Weighted average number of shares used in computing
       fully diluted earnings (loss) per share                        33,306,328        30,915,681       29,874,115
                                                                 ===============   ===============  ===============

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

15.  CAPITAL STOCK (cont'd)

(e)  EARNINGS (LOSS) PER SHARE (cont'd)

     The calculation of fully diluted loss per share for 2001 and 2000 excludes options to purchase common shares of stock which were outstanding, and for 2002, 2001 and 2000 excludes common shares issuable upon conversion of the Subordinated Notes as the impact of these exercises and conversions would be anti-dilutive.

16.  CONSOLIDATED STATEMENTS OF OPERATIONS SUPPLEMENTAL INFORMATION

a. Included in IMAX systems revenue for 2002 is $5.1 million (2001 - $5.5 million, 2000 - $1.4 million) for restructured and/or terminated lease agreements with customers.

b. Included in selling, general and administrative expenses for 2002 is $0.4 million (2001 - ($1.4 million), 2000 - ($1.8 million)) for net foreign exchange gains (losses) related to the translation of foreign currency denominated monetary assets, liabilities and integrated subsidiaries.

17.  RESTRUCTURING COSTS AND ASSET IMPAIRMENTS (RECOVERIES)

                                                                                YEARS ENDED DECEMBER 31,
                                                                       --------------------------------------------
                                                                             2002            2001         2000
                                                                       -------------   -------------  -------------

    Restructuring costs(1) (recovery)                                  $        (497)  $      16,292  $          --

    Asset impairments (recovery)
        Fixed assets(2)                                                          376          26,660         11,152
        Other assets                                                              --           3,283             --
                                                                       -------------   -------------  -------------

    Total                                                              $        (121)  $      46,235  $      11,152
                                                                       =============   =============  =============

(1) During 2001, the Company reduced its expenses and changed its corporate structure to reflect industry-wide economic and financial difficulties faced by certain of the Company's customers. During the year ended December 31, 2001, the Company relocated its Sonics sound-system facility in Birmingham, Alabama to the Company's current facilities near Toronto, Canada, and reduced its overall corporate workforce by 208 employees. In 2001, the Company recorded expenses of $12.6 million for staff severances and $3.7 million for premises relocation charges. During 2002, the Company recovered $0.5 million of restructuring liabilities for terminated employees who obtained employment prior to the completion of their severance period. As at December 31, 2002 the Company has accrued liabilities of $1.4 million (2001 - $5.1 million, 2000 - $nil) for costs of severed employees to be paid over the next two years. During 2002, the Company paid out $3.2 million of termination benefits.
(2) The Company, in assessing the carrying value of its long-lived assets recorded write-downs of $0.4 million in 2002 (2001 - $26.7 million, 2000 - $11.2 million) relating to fixed assets as estimated discounted future cash flows were less than the carrying amount of the asset.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)


18.  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 YEARS ENDED DECEMBER 31,
                                                                        -------------------------------------------
                                                                             2002           2001           2000
                                                                        ------------   ------------    ------------
(a) Changes in other non-cash operating assets and liabilities comprise of the following:
    Decrease (increase) in:
      Accounts receivable                                               $      3,383   $      1,331    $       (111)
      Net investment in leases                                                   220          5,687          (9,258)
      Inventories                                                              8,092          6,852          (6,657)
      Prepaid expenses                                                          (688)           (33)         (1,939)

    Increase (decrease) in:
      Accounts payable                                                            33         (9,862)         (7,127)
      Accrued liabilities                                                     (7,838)        19,880         (40,224)
      Deferred revenue                                                         2,914         (9,335)         (8,613)
                                                                        ------------   ------------    ------------
                                                                        $      6,116   $     14,520    $    (73,929)
                                                                        ============   ============    ============
(b) Cash payments made during the year on account of:
    Income taxes                                                        $      1,256   $      1,107    $     33,613
                                                                        ============   ============    ============

    Interest                                                            $     16,868   $     21,910    $     21,500
                                                                        ============   ============    ============

(c) Depreciation, amortization and write-downs (recoveries)
      comprise of the following:
    Depreciation and amortization:
      Film assets                                                       $      1,973   $     10,544    $      9,346
      Fixed assets                                                             6,300          8,652          11,131
      Other assets                                                             2,202          3,075           4,982
      Goodwill                                                                    --          2,310           1,812
      Other intangible assets                                                  1,419            695             302
      Deferred financing costs                                                   792          1,149           1,213
                                                                        ------------   ------------    ------------
                                                                              12,686         26,425          28,786
    Write-downs (recoveries):
      Accounts receivable                                                     (1,941)         4,469          13,086
      Net investment in leases                                                   708         13,633              --
      Inventories                                                              1,229          4,053              --
      Film assets                                                                 --         16,514           8,602
      Fixed assets                                                             3,175         26,660          11,152
      Other assets                                                               216          8,047              --
                                                                        ------------   ------------    ------------
                                                                               3,387         73,376          32,840
                                                                        ------------   ------------    ------------
                                                                        $     16,073   $     99,801    $     61,626
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

(a)  OPERATING SEGMENTS

                                                                                 YEARS ENDED DECEMBER 31,
                                                                        -------------------------------------------
                                                                             2002            2001          2000
                                                                        ------------    ------------   ------------
     REVENUE
     IMAX systems                                                       $     70,959    $     76,582   $    113,226
     Films                                                                    40,556          29,923         41,711
     Other                                                                    19,135          12,154         18,179
                                                                        ------------    ------------   ------------
     Total                                                              $    130,650    $    118,659   $    173,116
                                                                        ============    ============   ============

     EARNINGS (LOSS) FROM OPERATIONS
     IMAX systems                                                       $     31,376    $      3,648   $     37,929
     Films                                                                     5,379         (33,022)       (13,734)
     Other                                                                      (899)        (21,850)       (23,321)
     Corporate overhead                                                      (20,693)        (44,012)       (20,986)
                                                                        ------------    ------------   ------------
     Total                                                              $     15,163    $    (95,236)  $    (20,112)
                                                                        ============    ============   ============

     DEPRECIATION, AMORTIZATION AND WRITE-DOWNS
     Depreciation and amortization:
       IMAX systems                                                     $      5,030    $     12,548   $      8,187
       Films                                                                   3,556           8,725         11,208
       Other and corporate                                                     4,100           5,152          9,391
                                                                        ------------    ------------   ------------
                                                                              12,686          26,425         28,786
                                                                        ------------    ------------   ------------
     Write-downs (recoveries):
       IMAX systems                                                            4,505          24,421         13,086
       Films                                                                      --          30,901          8,602
       Other and corporate                                                    (1,118)         18,054         11,152
                                                                        ------------    ------------   ------------
                                                                               3,387          73,376         32,840
                                                                        ------------    ------------   ------------
     Total                                                              $     16,073    $     99,801   $     61,626
                                                                        ============    ============   ============
     PURCHASE (DISPOSALS) OF FIXED ASSETS
     IMAX systems                                                       $       (344)   $        173   $      3,600
     Films                                                                       152               3         15,147
     Other                                                                     1,733             915          8,896
                                                                        ------------    ------------   ------------
     Total                                                              $      1,541    $      1,091   $     27,643
                                                                        ============    ============   ============



                                                                                       AT DECEMBER 31,
                                                                        -------------------------------------------
                                                                             2002            2001          2000
                                                                        ------------    ------------   ------------
     ASSETS
     IMAX systems                                                       $    163,795    $    182,319   $    222,119
     Films                                                                    17,680          30,372         68,609
     Other                                                                     9,823           9,014         38,262
     Corporate                                                                51,678          39,807        101,219
     Discontinued operations                                                      --              --         61,891
                                                                        ------------    ------------   ------------
     Total                                                              $    242,976    $    261,512   $    492,100
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


19.  SEGMENTED AND OTHER INFORMATION (cont'd)

(b)  GEOGRAPHIC INFORMATION

     Revenue by geographic area is based on the location of the theater.

                                                                                 YEARS ENDED DECEMBER 31,
                                                                        -------------------------------------------
                                                                             2002            2001          2000
                                                                        ------------    ------------   ------------
     REVENUE
     Canada                                                             $      7,236    $      5,524   $      8,454
     United States                                                            75,620          71,357         82,987
     Europe                                                                   23,846          21,880         43,141
     Japan                                                                     6,395           3,971          4,512
     Rest of World                                                            17,553          15,927         34,022
                                                                        ------------    ------------   ------------
     Total                                                              $    130,650    $    118,659   $    173,116
                                                                        ============    ============   ============


                                                                                       AT DECEMBER 31,
                                                                        -------------------------------------------
                                                                             2002            2001          2000
                                                                        ------------    ------------   ------------
     LONG-LIVED ASSETS
     Canada                                                             $     20,958    $     20,197   $     28,684
     United States                                                            32,459          42,634         74,782
     Europe                                                                    2,258           1,126          3,810
     Japan                                                                        25              40            840
     Rest of World                                                             3,426           4,057          8,580
                                                                        ------------    ------------   ------------
     Total                                                              $     59,126    $     68,054   $    116,696
                                                                        ============    ============   ============

     Long-lived assets include fixed assets, other assets and other intangible assets.

(c)  REVENUE AND COST OF GOODS AND SERVICES

                                                                                 YEARS ENDED DECEMBER 31,
                                                                        -------------------------------------------
                                                                             2002            2001          2000
                                                                        ------------    ------------   ------------
     Revenue:
       Products                                                         $     77,024    $     80,403   $    121,478
       Services                                                               53,626          38,256         51,638
                                                                        ------------    ------------   ------------
     Total revenue                                                      $    130,650    $    118,659   $    173,116
                                                                        ============    ============   ============
     Costs of goods and services:
       Products                                                         $     35,611    $     63,270   $     66,321
       Services                                                               42,827          34,121         46,334
                                                                        ------------    ------------   ------------
     Total costs of goods and services                                  $     78,438    $     97,391   $    112,655
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

     The carrying values of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair values due to the short-term maturity of these instruments. The Company's other financial instruments at December 31, comprise of the following:

                                                                     2002                            2001
                                                          --------------------------      --------------------------
                                                           CARRYING       ESTIMATED        CARRYING       ESTIMATED
                                                            AMOUNT        FAIR VALUE        AMOUNT        FAIR VALUE
                                                          -----------     ----------      ----------      ----------
     Senior Notes due 2005                                $ 200,000       $ 156,000       $ 200,000        $ 80,000
     Convertible Subordinated Notes due 2003                  9,143           8,686          29,643           9,189

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

                                                                         2002             2001              2000
                                                                   ---------------  ---------------   --------------
     Discount rate                                                           6.0%             7.0%              7.0%
     Rate of increase in compensation levels                                 nil%             1.5%              1.5%


     The amounts accrued for the plan are determined as follows:

     Projected benefit obligation:                                      2002             2001              2000
                                                                   ---------------  ---------------   ---------------
       Obligation, beginning of year                               $        13,819  $        11,595   $            --
       Obligation arising on initiation of plan                                 --               --            11,321
       Service cost                                                          1,777            1,701               831
       Interest cost                                                         1,029              871               411
       Actuarial loss (gain)                                                   525             (348)             (968)
                                                                   ---------------  --------------    ---------------
       Obligation, end of year                                     $        17,150  $        13,819   $        11,595
                                                                   ===============  ===============   ===============
     Unfunded status:
       Obligation, end of year                                     $        17,150  $        13,819   $        11,595
       Unrecognized prior service cost                                      (7,826)          (9,224)          (10,622)
       Unrecognized actuarial gain                                             791            1,316               968
                                                                   ---------------  ---------------   ---------------
       Accrued pension liability                                   $        10,115  $         5,911   $         1,941
                                                                   ===============  ===============   ===============


     In addition, included in accrued liabilities, is a minimum pension liability of $7.0 million (2001 - $6.6 million), representing unrecognized prior service costs.

     The following table provides disclosure of pension expense for the defined benefit plan for the year ended December 31:

                                                                         2002             2001              2000
                                                                   ---------------  ---------------   ---------------
     Service cost                                                  $         1,777  $         1,701   $           831
     Interest cost                                                           1,029              871               411
     Amortization of prior service cost                                      1,398            1,398               699
                                                                   ---------------  ---------------   ---------------
     Pension expense                                               $         4,204  $         3,970   $         1,941
                                                                   ===============  ===============   ===============



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


(c) FASB STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 148 "ACCOUNTING FOR STOCK-BASED COMPENSATION TRANSITION AND DISCLOSURE" ("FAS 148")

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


22.  IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (cont'd)

(d) FASB INTERPRETATION NO. 45, "GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS" ("FIN 45")

     In November 2002, the FASB issued FIN 45 which requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 will be effective for any guarantees that are issued or modified after December 31, 2002. The disclosure requirements will be effective for the third quarter of fiscal 2003. The Company is currently evaluating the effects of FIN 45; however, it does not expect that the adoption will have a material impact on the results of operations or financial position.

(e) FASB INTERPRETATION NO. 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES", ("FIN 46")

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


23.  DISCONTINUED OPERATIONS (cont'd)


     The liabilities of discontinued operations are comprised of the following:

                                                                           AT DECEMBER 31,      AT DECEMBER 31,
                                                                                  2002                 2001
                                                                           ------------------   ------------------
        LIABILITIES
        Accrued liabilities(1)                                             $               --   $            2,103
                                                                           ------------------   ------------------
            Total liabilities of discontinued operations                   $               --   $            2,103
                                                                           ==================   ==================

         (1) During 2002, the Company recorded earnings of $2.1 million from discontinued operations relating to future obligations that have been eliminated.

     The net loss from discontinued operations for the years ended December 31, are comprised of the following:

                                                                          2002             2001          2000
                                                                     -------------    -------------  -------------

        Revenue                                                      $          --    $      21,965  $      46,356
                                                                     =============    =============  =============

        Net income (loss) from discontinued operations(1)            $       2,066    $      (8,508) $      (2,055)
        Net loss on disposal of discontinued operations(2)                      --          (42,342)            --
                                                                     -------------    -------------  -------------
        Net income (loss) from discontinued operations               $       2,066    $     (50,850) $      (2,055)
                                                                     =============    =============  =============

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


26. AMENDMENTS

     Effective January 1, 2003, the Company adopted FASB Statement of Financial Accounting Standard No. 145, "Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002" ("FAS 145"), under which gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB 30. Under FAS 145, the Company was required to reclassify any gain or loss on extinguishment of debt that was classified as an extraordinary item to net earnings from continuing operations before income taxes for 2003 and all prior period presentations. The Company has reclassified the extraordinary gain on repurchase of Subordinated Notes in 2002 and 2001 within net earnings from continuing operations before income taxes. The Company has applied FAS 145 within this Form 10-K/A for the fiscal years ended December 31, 2002, 2001 and 2000 which had the effect of reclassifying gains on the retirement of notes of $8.3 million, net of income tax expense of $3.6 million, $38.7 million, net of income tax expense of $16.8 million, and $nil, respectively from extraordinary items to net earnings from continuing operations before income taxes.


     The Company has also reclassified foreign exchange gains (losses) to be included within selling, general and administrative expenses for the fiscal years ended December 31, 2002, 2001 and 2000 in the amounts of $0.4 million, $(1.4) million, and $(1.8) million, respectively. The Company has also reclassified receivable provisions (recoveries) previously included within selling, general and administrative expenses and restructuring costs and asset impairment (recoveries) to be separately reported as receivable provisions, net of (recoveries) in the amounts of $(1.2) million, $17.3 million, and $13.1 million, respectively.

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

                                                                                      SHARES BENEFICIALLY OWNED
                                                                             -------------------------------------------
TITLE OF  CLASS                        BENEFICIAL OWNERS                     NUMBER OF SHARES(1)           % OF CLASS(2)
-----------------    ---------------------------------------------------     -------------------           -------------
Common Shares        WASSERSTEIN MANAGEMENT PARTNERS, L.P.:                       10,195,384       (3)          30.92
                       Wasserstein Perella Partners, L.P.
                       Wasserstein Perella Offshore Partners, L.P.
                       WPPN, L.P.
                       Michael J. Biondi solely in his capacity as
                            Voting Trustee
                       Wasserstein Capital, L.P.

                     PRUDENTIAL FINANCIAL, INC.:                                   2,050,275       (4)           6.22
                       Prudential Financial, Inc.
                       Jennison Associates LLC

                     Richard L. Gelfond ............................               2,326,900       (5)           6.89
                     Bradley J. Wechsler ...........................               2,211,800       (6)           6.55
                     Kenneth G. Copland ............................                  45,602       (7)           *
                     J. Trevor Eyton ...............................                  25,934       (8)           *
                     Michael Fuchs..................................                  21,741       (9)           *
                     Garth M. Girvan ...............................                  71,636      (10)           *
                     Ellis B. Jones.................................                  25,668      (11)           *
                     G. Edmund King ................................                  35,602       (7)           *
                     Murray B. Koffler .............................                  40,200      (12)           *
                     Marc A. Utay ..................................                 437,602      (13)           1.32
                     W. Townsend Ziebold ...........................                  35,602       (7)           *
                     Greg Foster....................................                  78,333      (14)           *
                     Francis T. Joyce...............................                  33,333      (15)           *
                     Robert D. Lister...............................                  58,333      (16)           *
                     David B. Keighley..............................                 110,833      (17)           *
                     All executive officers and directors as a group
                     (23 persons) ..................................               5,686,287      (18)          16.05

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

ITEM 14. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Within 90 days prior to the filing date of this report (the "Evaluation Date"), the Company's Co-Chief Executive Officers and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d- 14(c) under the Securities Exchange Act of
1934). Based on that evaluation, these officers have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries would be made known to them by others within those entities.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(cont'd)

(a)(3)   EXHIBITS (cont'd)

EXHIBIT NO.     DESCRIPTION
-----------     -----------
10.4            Amended Employment Agreement, dated July 12, 2000 between IMAX Corporation and Bradley J.
                Wechsler. Incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended September
                30, 2000.
10.5            Amended Employment Agreement, dated April 3, 2001 between IMAX Corporation and Bradley J.
                Wechsler. Incorporated by reference to Exhibit 10.15 to Form 10-Q for the quarter ended March 31,
                2001.
10.6            Amended Employment Agreement, dated April 23, 2002 between IMAX Corporation and Bradley J.
                Weschler.  Incorporated by reference to Exhibit 10.14 to Form 10-Q for the quarter ended June 30,
                2002.
10.7            Employment Agreement, dated July 1, 1998 between IMAX Corporation and Richard L. Gelfond.
                Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 1998.
10.8            Amended Employment Agreement, dated July 12, 2000 between IMAX Corporation and Richard L.
                Gelfond. Incorporated by reference to Exhibit 10.9 to Form 10-Q for the quarter ended September
                30, 2000.
10.9            Amended Employment Agreement, dated April 3, 2001 between IMAX Corporation and Richard L.
                Gelfond. Incorporated by reference to Exhibit 10.16 to Form 10-Q for the quarter ended March 31,
                2001.
10.10           Amended Employment Agreement, dated April 23, 2002 between IMAX Corporation and Richard L.
                Gelfond.  Incorporated by reference to Exhibit 10.13 to Form 10-Q for the quarter ended June 30,
                2002.
10.11           Employment Agreement, dated March 9, 2001 between IMAX Corporation and Greg Foster.  Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 2001.
10.12           Amending Agreement, dated August 8, 2002 between IMAX Corporation and Greg Foster.
10.13           Employment Agreement, dated May 9, 2001 between IMAX Corporation and Francis T. Joyce.
10.14           Employment Agreement, dated May 17, 1999 between IMAX Corporation and Robert D. Lister.
10.15           Amended Employment Agreement, dated April 4, 2001 between IMAX Corporation and Robert D. Lister.
21              Subsidiaries of IMAX Corporation.
*23             Consent of PricewaterhouseCoopers LLP.
24              Power of Attorney of certain directors.
*31.1           Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002, dated November 10,
                2003, by Bradley J. Wechsler.
*31.2           Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002, dated November 10,
                2003, by Richard L. Gelfond.
*31.3           Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002, dated November 10,
                2003, by Francis T. Joyce.
*32.1           Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, dated November 10,
                2003, by Bradley J. Wechlser.
*32.2           Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, dated November 10,
                2003, by Richard L. Gelfond.
*32.3           Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, dated November 10,
                2003, by Francis T. Joyce.

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


                                           IMAX CORPORATION


                                           By      /S/ FRANCIS T. JOYCE
                                           -------------------------------------
                                                    Francis T. Joyce
                                                Chief Financial Officer

Date:  November 10, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 10, 2003.





        /S/ BRADLEY J. WECHSLER                       /S/ RICHARD L. GELFOND                        /S/ FRANCIS T. JOYCE
----------------------------------------   ---------------------------------------------   ----------------------------------------
          Bradley J. Wechsler                           Richard L. Gelfond                            Francis T. Joyce
             Director and                                  Director and                            Chief Financial Officer
      Co-Chief Executive Officer                    Co-Chief Executive Officer                  (Principal Financial Officer)
     (Principal Executive Officer)                (Principal Executive Officer)





         /s/ KATHRYN A. GAMBLE                         KENNETH G. COPLAND*                            J. TREVOR EYTON*
----------------------------------------   ---------------------------------------------   ----------------------------------------
           Kathryn A. Gamble                            Kenneth G. Copland                             J. Trevor Eyton
Vice President, Finance and Controller                       Director                                     Director
    (Principal Accounting Officer)





            MICHAEL FUCHS*                               GARTH M. GIRVAN*                              ELLIS B. JONES*
----------------------------------------   ---------------------------------------------   ----------------------------------------
             Michael Fuchs                               Garth M. Girvan                               Ellis B. Jones
               Director                                      Director                                     Director





            G. EDMUND KING*                             MURRAY B. KOFFLER*                              MARC A. UTAY*
----------------------------------------   ---------------------------------------------   ----------------------------------------
            G. Edmund King                              Murray B. Koffler                               Marc A. Utay
               Director                                      Director                                     Director





         W. TOWNSEND ZIEBOLD*
----------------------------------------
          W. Townsend Ziebold
               Director



                                          By   *  /S/ FRANCIS T. JOYCE
                                          ------------------------------------
                                          Francis T. Joyce (as attorney-in-fact)