Form 10-Q
period 2003-09-30
IMAX CORP
filed 2003-11-12
CIK 921582

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended  September 30, 2003
                                               --------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-24216


                                IMAX CORPORATION
             (Exact name of registrant as specified in its charter)


               Canada                                           98-0140269
-------------------------------                         ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                          Identification Number)


2525 Speakman Drive, Mississauga, Ontario, Canada                    L5K 1B1
--------------------------------------------------                -------------
    (Address of principal executive offices)                      (Postal Code)


Registrant's telephone number, including area code   (905) 403-6500
                                                    ----------------


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

                               Yes [X]   No [ ]

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                         Outstanding as of October 31, 2003
--------------------------                    ----------------------------------
Common stock, no par value                    39,260,758

================================================================================

                                IMAX CORPORATION

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements...............................................  3

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations...................... 19

Item 3.  Quantitative and Qualitative Factors about Market Risk............. 28

Item 4.  Controls and Procedures............................................ 28


PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.................................................. 29

Item 2.  Changes in Securities.............................................. 30

Item 6.  Listings of Exhibits and Reports on Form 8-K....................... 30

Signatures.................................................................. 31

Certifications.............................................................. 32

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

                                IMAX CORPORATION

                                                                                PAGE
                                                                                ----
PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


         The following Condensed Consolidated Financial Statements are filed as part of this Report:

         Condensed Consolidated Balance Sheets as at September 30, 2003
         and December 31, 2002.................................................. 4

         Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2003 and 2002................... 5

         Condensed Consolidated Statements of Cash Flows
         for the nine month periods ended September 30, 2003 and 2002........... 6

         Notes to Condensed Consolidated Financial Statements................... 7

                                IMAX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
                         (in thousands of U.S. dollars)


                                                                       SEPTEMBER 30,
                                                                            2003        DECEMBER 31,
                                                                        (UNAUDITED)         2002
                                                                       ------------     ------------
ASSETS
Cash and cash equivalents (note 7(g))                                    $  23,595       $  37,136
Accounts receivable, less allowance for doubtful accounts of $9,192
  (2002 - $9,248)                                                           13,285          15,054
Financing receivables (note 3)                                              53,914          51,918
Inventories (note 4)                                                        29,012          34,092
Prepaid expenses                                                             2,999           2,383
Film assets                                                                    580             419
Fixed assets                                                                40,242          45,308
Other assets                                                                 8,801          10,455
Deferred income taxes (note 10)                                              3,821           3,821
Goodwill                                                                    39,027          39,027
Other intangible assets                                                      3,765           3,363
                                                                         ---------       ---------
   Total assets                                                          $ 219,041       $ 242,976
                                                                         =========       =========

LIABILITIES
Accounts payable                                                         $   6,115       $   6,768
Accrued liabilities                                                         44,824          43,451
Deferred revenue                                                            68,529          87,284
Senior notes due 2005 (note 5)                                             168,475         200,000
Convertible subordinated notes due 2003 (note 6)                                --           9,143
                                                                         ---------       ---------
   Total liabilities                                                       287,943         346,646
                                                                         ---------       ---------

COMMITMENTS AND CONTINGENCIES (note 7)

SHAREHOLDERS' DEFICIT
Common stock - no par value.  Authorized - unlimited number
  Issued and outstanding - 37,353,298 (2002 - 32,973,366)                   98,695          65,563
Other equity (note 11)                                                       2,440           1,542
Deficit                                                                   (170,682)       (171,420)
Accumulated other comprehensive income                                         645             645
                                                                         ---------       ---------
   Total shareholders' deficit                                             (68,902)       (103,670)
                                                                         ---------       ---------
   Total liabilities and shareholders' deficit                           $ 219,041       $ 242,976
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
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                  SEPTEMBER 30,
                                                              ------------------------------    ------------------------------
                                                                   2003             2002             2003             2002
                                                              -------------    -------------    -------------    -------------
REVENUE
IMAX systems (note 8(a))                                      $      11,455    $       9,574    $      55,913    $      50,671
Films                                                                 5,275            9,786           19,570           29,050
Other                                                                 4,697            3,819           14,676           13,584
                                                              -------------    -------------    -------------    -------------
                                                                     21,427           23,179           90,159           93,305
COSTS OF GOODS AND SERVICES                                          12,081           16,397           51,075           54,427
                                                              -------------    -------------    -------------    -------------
GROSS MARGIN                                                          9,346            6,782           39,084           38,878

Selling, general and administrative expenses
   (note 8(b))                                                        8,265            7,564           24,864           26,672
Research and development                                                952              900            2,833            1,701
Amortization of intangibles                                             181              339              473            1,067
Income from equity-accounted investees                                 (228)            (167)            (501)             (88)
Receivable provisions (recoveries), net (note 9)                       (425)          (1,173)             264               53
Restructuring recoveries (note 8(c))                                     --             (497)              --             (497)
                                                              -------------    -------------    -------------    -------------
EARNINGS (LOSS) FROM OPERATIONS                                         601             (184)          11,151            9,970

Interest income                                                         105              106              515              295
Interest expense                                                     (3,606)          (4,299)         (11,949)         (13,048)
Gain (loss) on retirement of notes (notes 5 and 6)                     (146)              17             (333)          12,005
Recovery on long-term investments (note 8(d))                           355               --              355               --
                                                              -------------    -------------    -------------    -------------
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES                                                      (2,691)          (4,360)            (261)           9,222
Recovery of (provision for) income taxes (note 10)                     (163)              --              400               --
                                                              -------------    -------------    -------------    -------------
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS                       (2,854)          (4,360)             139            9,222
Net earnings from discontinued operations (note 14)                     200            2,066              599            2,066
                                                              -------------    -------------    -------------    -------------
NET EARNINGS (LOSS)                                           $      (2,654)   $      (2,294)   $         738    $      11,288
                                                              =============    =============    =============    =============

EARNINGS (LOSS) PER SHARE (note 11):
Earnings (loss) per share - basic and fully
diluted:
  Net earnings (loss) from continuing operations              $       (0.08)   $       (0.13)   $         --     $        0.28
  Net earnings from discontinued operations                   $        0.01    $        0.06    $        0.02    $        0.06
                                                              -------------    -------------    -------------    -------------
  Net earnings (loss)                                         $       (0.07)   $       (0.07)   $        0.02    $        0.34
                                                              =============    =============    =============    =============

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

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                -----------------------
                                                                  2003           2002
                                                                --------       --------
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net earnings from continuing operations                         $    139       $  9,222
Items not involving cash:
   Depreciation, amortization and write-downs                      8,614         12,881
   Income from equity-accounted investees                           (501)           (88)
   Deferred income taxes                                              --           (921)
   Loss (gain) on retirement of notes                                333        (12,005)
   Stock and other non-cash compensation                           4,103          3,016
   Non-cash foreign exchange gain                                   (685)          (390)
Payment under certain employment agreements                       (1,550)            --
Investment in film assets                                         (1,108)        (2,351)
Changes in other non-cash operating assets and liabilities       (13,904)        (2,401)
                                                                --------       --------
Net cash provided by (used in) operating activities               (4,559)         6,963
                                                                --------       --------

INVESTING ACTIVITIES
Purchase of fixed assets                                          (1,158)        (1,137)
Increase in other assets                                            (794)          (727)
Increase in other intangible assets                                 (435)          (469)
Recovery on long-term investments                                    355             --
                                                                --------       --------
Net cash used in investing activities                             (2,032)        (2,333)
                                                                --------       --------
FINANCING ACTIVITIES
Repayment of convertible subordinated notes                       (9,143)            --
Repurchase of convertible subordinated notes                          --         (6,022)
Receipt on note receivable from discontinued operations              599             --
Common shares issued                                               1,410            152
                                                                --------       --------
Net cash used in financing activities                             (7,134)        (5,870)
                                                                --------       --------

Effects of exchange rate changes on cash                             184             64
                                                                --------       --------

DECREASE IN CASH AND CASH EQUIVALENTS, DURING THE PERIOD         (13,541)        (1,176)

Cash and cash equivalents, beginning of period                    37,136         26,388
                                                                --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $ 23,595       $ 25,212
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

      These interim financial statements should be read in conjunction with the Company's most recent annual report on Form 10-K/A for the year ended December 31, 2002 which should be consulted for a summary of the significant accounting policies utilized by the Company. These interim financial statements are prepared following accounting policies consistent with the Company's financial statements for the year ended December 31, 2002, except as described in note 2.

2.    ACCOUNTING CHANGES

      Effective January 1, 2003, the Company adopted FASB Statement of Financial Accounting Standard No. 145, "Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002" ("FAS 145"), under which gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB
      30. Under FAS 145, the Company is required to reclassify any gain or loss on extinguishment of debt that was classified as an extraordinary item to net earnings from continuing operations before income taxes for 2003 and all prior period presentations. The Company has reclassified the extraordinary gain on repurchase of Subordinated Notes in 2002 within net earnings from continuing operations before income taxes (see note 6 for further details).

      Effective January 1, 2002, the Company adopted FASB Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). This standard requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets are grouped at the lowest level for which identifiable cash flows are largely independent when testing for and measuring impairment. The Company reviews the carrying values of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. In performing its review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of impairment losses is based on the excess of the carrying amount of the asset over the fair value calculated using discounted expected future cash flows. Adoption of this new standard did not have an impact on the Company's financial position, results of operations or cash flows.

      Effective January 1, 2003, the Company adopted FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability is applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a significant impact on the Company's financial position or results of operations. Enhanced disclosures as required under FIN 45 have been included in note 7(f).

                                IMAX CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)

3.    FINANCING RECEIVABLES

      Financing receivables consisting of net investment in leases and long-term receivables, are comprised of the following:

                                                           SEPTEMBER 30,  DECEMBER 31,
                                                               2003           2002
                                                           ------------   ------------
      NET INVESTMENT IN LEASES
      Gross minimum lease amounts receivable                 $ 98,794       $ 97,167
      Residual value of equipment                                 824            824
      Unearned finance income                                 (39,940)       (39,001)
                                                             --------       --------
      Present value of minimum lease amounts receivable        59,678         58,990
      Accumulated allowance for uncollectible amounts          (9,095)        (8,938)
                                                             --------       --------
      Net investment in leases                                 50,583         50,052
                                                             --------       --------

      LONG-TERM RECEIVABLES                                     3,331          1,866
                                                             --------       --------

      Total financing receivables                            $ 53,914       $ 51,918
                                                             ========       ========

4.    INVENTORIES

                                                           SEPTEMBER 30,  DECEMBER 31,
                                                               2003         2002
                                                           -------------  ------------
      Raw materials                                          $  6,410       $  5,042
      Work-in-process                                           3,252          2,249
      Finished goods                                           19,350         26,801
                                                             --------       --------
                                                             $ 29,012       $ 34,092
                                                             ========       ========

5.    SENIOR NOTES DUE 2005

      In December 1998, the Company issued $200.0 million of Senior Notes due December 1, 2005 (the "Senior Notes") bearing interest at 7.875% per annum with interest payable in arrears on June 1 and December 1 of each year, commencing June 1, 1999. The Senior Notes are the senior unsecured obligations of the Company, ranking pari passu in right of payment to all existing and future senior unsecured and unsubordinated indebtedness of the Company and senior in right of payment to any subordinated indebtedness of the Company.

      The Senior Notes contain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends or make other distributions, make certain investments, create certain liens, engage in certain transactions with affiliates, engage in certain sale and leaseback transactions or engage in mergers, consolidations or the transfer of all or substantially all of the assets of the Company. The Senior Notes are subject to redemption by the Company, in whole or in part, at any time on or after December 1, 2002, at redemption prices expressed as percentages of the principal amount for each 12-month period commencing December 1 of the years indicated: 2002 - 103.938%, 2003 - 101.969%, 2004 and thereafter - 100.000%, together with interest accrued thereon to the redemption date. If certain changes result in the imposition of withholding taxes under Canadian law, the Senior Notes are subject to redemption at the option of the Company, in whole but not in part, at a redemption price of 100% of the principal amount thereof plus accrued interest to the date of redemption. In the event of a change in control, holders of the Senior Notes may require the Company to repurchase all or part of the Senior Notes at a price equal to 101% of the principal amount thereof plus accrued interest to the date of repurchase.

                                IMAX CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)

5.    SENIOR NOTES DUE 2005 (cont'd)

      In June 2003, the Company retired an aggregate of $25.0 million of the Company's Senior Notes and accrued interest of $0.1 million in exchange for the issuance of 3,237,845 common shares of the Company at an average value of $7.74 per share. The Company recorded a loss of $0.2 million related to costs associated with this retirement.

      During the quarter ended September 30, 2003, the Company retired an additional $6.5 million in the aggregate of the Company's Senior Notes and accrued interest of $0.1 million in exchange for the issuance of 736,431 common shares of the Company at an average value of $9.06 per share. The Company recorded an additional charge of $0.1 million as a result of these transactions related to costs associated with this retirement. These transactions had the effect of reducing the principal amount of the Company's outstanding Senior Notes to $168.5 million as of September 30, 2003.

      During October 2003, the Company retired an additional $15.7 million in the aggregate of the Company's Senior Notes and accrued interest of $0.5 million in exchange for the issuance of 1,864,077 common shares of the Company at an average value of $8.91 per share. The Company will record an additional charge of approximately $0.2 million as a result of these transactions in the fourth quarter of 2003 related to costs associated with this retirement. These transactions had the effect of reducing the principal amount of the Company's outstanding Senior Notes to $152.8 million as of October 31, 2003.

6.    CONVERTIBLE SUBORDINATED NOTES DUE 2003

      In April 1996, the Company issued $100.0 million of 5.75% Convertible Subordinated Notes due April 1, 2003 (the "Subordinated Notes").

      In 2001 and 2002, the Company and a wholly owned subsidiary of the Company purchased an aggregate of $90.9 million of Subordinated Notes for $21.8 million consisting of $18.5 million in cash and common shares of the Company valued at $3.3 million.

      The Company cancelled the purchased Subordinated Notes and recorded a gain of $11.9 million related to the $20.5 million of Subordinated Notes purchased in the first nine months of 2002. Following the adoption of FAS 145, the Company was required to reclassify this gain from extraordinary items to earnings from continuing operations in the comparative figures.

      On April 1, 2003, the Company repaid the remaining outstanding Subordinated Notes balance of $9.1 million plus accrued interest on the maturity date and retired the issue.

                                IMAX CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)

7.    COMMITMENTS AND CONTINGENCIES

(a) In March 2001, a complaint was filed against the Company by Muvico Entertainment, L.L.C. ("Muvico"), alleging misrepresentation and seeking rescission in respect of the system lease agreements between the Company and Muvico. The complaint was subsequently amended to add claims for fraud based upon the same factual allegations underlying its prior claims. The Company filed counterclaims against Muvico for breach of contract, unjust enrichment unfair competition and/or deceptive trade practices and theft of trade secrets, and brought claims against MegaSystems, Inc. ("MegaSystems"), a large-format theater system manufacturer, for tortious interference and unfair competition and/or deceptive trade practices and to enjoin Muvico and MegaSystems from using the Company's confidential and proprietary information. The case is being heard in the U.S. District Court, Southern District of Florida, Miami Division. The Company's motion for a summary judgement on its contract claims against Muvico was heard in September 2003; a decision has not yet been rendered. The Company believes that the allegations made by Muvico in its complaint are entirely without merit and will accordingly defend the claims vigorously. The Company further believes that the amount of loss, if any, suffered in connection with this lawsuit would not have a material impact on the financial position or results of operation of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

(b) In May 2003, the Company filed a Statement of Claim in the Ontario Superior Court of Justice against United Cinemas International Multiplex B.V. ("UCI") for specific performance, or alternatively, damages of $25.0 million with respect to the breach of a 1999 agreement between the Company and UCI whereby UCI committed to purchase IMAX theatre systems from the Company. In August 2003, UCI filed a Statement of Defence denying it is in breach. No assurance can be given with respect to the ultimate outcome of such litigation.

(c) In November 2001, the Company filed a complaint with the High Court of Munich against Big Screen, a German large-screen cinema owner in Berlin ("Big Screen"), demanding payment of rental payments and certain other amounts owed to the Company. Big Screen has raised a defense based on alleged infringement of German antitrust rules, relating mainly to an allegation of excessive pricing. Big Screen had brought a number of motions for restraining orders in this matter relating to the Company's provision of films and maintenance, all of which have been rejected by the courts, including the Berlin Court of Appeals, and for which all appeals have been exhausted. The Company believes that all of the allegations in Big Screen's individual defense are meritless and will accordingly continue to prosecute this matter vigorously. The Company believes that the amount of the loss, if any, suffered in connection with this dispute would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

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

7.    COMMITMENTS AND CONTINGENCIES (cont'd)

(e) The Company's total minimum annual rental payments to be made under operating leases for premises as of September 30, 2003 are as follows:

                  2003                                    $   1,329
                  2004                                        5,017
                  2005                                        4,938
                  2006                                        4,952
                  2007                                        4,799
                  Thereafter                                 37,647
                                                          ---------
                                                          $  58,682
                                                          =========

(f) In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which expands previously issued accounting guidance and requires additional disclosure by a guarantor in its interim and annual financial statements for certain guarantees.

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

      Significant guarantees that the Company has provided to third parties are as follows:

      FINANCIAL GUARANTEES

      In addition to the minimum annual rental payments as in note 7(e), the Company has provided guarantees up to a maximum amount of $4.8 million related to debt and real estate lease obligations entered into by theaters in which it holds a minority equity interest. In the event that one of the theaters fails to meet certain financial obligations, the lenders or landlord may draw upon these guarantees. The terms of the guarantees are equal to the terms of the related debt or lease arrangements, which range from expiry dates between 2009 and 2013. In the event that the landlord guarantees are drawn upon, the Company would investigate various options available to mitigate the financial damages. The Company has accruals in its financial statements of $2.3 million related to potential claims under these guarantees.

                                IMAX CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)

7.    COMMITMENTS AND CONTINGENCIES (cont'd)

      DIRECTOR/OFFICER INDEMNIFICATIONS

      The Company's General By-law contains an indemnification of its directors/officers, former directors/officers and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgements, fines and any amount actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors' and officers' liability insurance. No amount has been accrued in the Condensed Consolidated Balance Sheet as of September 30, 2003, with respect to this indemnity.

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

(g) As of September 30, 2003, the Company has letters of credit of $3.5 million outstanding, which have been collateralized by cash deposits.

8.    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS SUPPLEMENTAL INFORMATION

(a) In instances where customers of the Company are not in compliance with the terms of their leases for theatre systems not yet installed, the leases are in default. There is typically deferred revenue associated with these leases, representing initial lease payments collected prior to the default. These initial lease payments are recognized as revenue when the Company exercises its rights to terminate the lease and the Company is released legally or by virtue of an agreement with the customer from its obligations under the lease arrangement. Included in systems revenue for the three and nine month periods ended September 30, 2003, are amounts of $3.4 million and $7.6 million, respectively (2002 - $nil and $5.3 million) for amounts recognized under terminated lease agreements.

(b) Included in selling, general and administrative expenses for the three and nine months ended September 30, 2003, are amounts of $0.2 million and $1.2 million, respectively (2002 - ($0.3 million) and $0.2 million) for net foreign exchange gains (losses) relating to the translation of foreign currency denominated monetary assets, liabilities and integrated subsidiaries.

(c) During the third quarter of 2002, the Company reversed $0.5 million of restructuring accrued liabilities for terminated employees who obtained employment prior to completion of their severance period. As at September 30, 2003, the Company has accrued liabilities of $0.7 million (December 31, 2002 - $1.4 million) for costs to be paid out over the next two years for employees severed during 2001. During the three and nine month periods ended September 30, 2003, the Company paid out $0.1 million and $0.7 million, respectively, in termination benefits.

                                IMAX CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)


8. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS SUPPLEMENTAL INFORMATION (cont'd)

(d) In August 2003, the Company agreed to restructure its 6% Senior Secured Convertible Debenture (the "Debenture") due from Mainframe Entertainment, Inc. ("Mainframe"), which matures June 30, 2004. Under the terms of the restructuring agreement, the payment terms of the Debenture were revised, while the Company retained its security over all of Mainframe's property and assets for the balance of the payments due. The Company has recorded $0.4 million in income for the three and nine month periods ended September 30, 2003 (2002 - $nil) related to cash received under the debt restructuring agreement. In 2001, $3.0 million of the Debenture principal amount, the remaining balance at the time, was fully provided for due to uncertainty of collection.

9.    RECEIVABLE PROVISIONS (RECOVERIES), NET

                                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                                            SEPTEMBER 30,               SEPTEMBER 30,
                                                       ---------------------       ---------------------
                                                         2003          2002          2003          2002
                                                       -------       -------       -------       -------
      Accounts receivable provisions
          (recoveries), net                            $    93       $  (326)      $   515       $(1,254)
      Financing receivable provisions
          (recoveries), net(1)                         $  (518)      $  (847)      $  (251)      $ 1,307
                                                       -------       -------       -------       -------
      Receivable provisions (recoveries), net          $  (425)      $(1,173)      $   264       $    53
                                                       =======       =======       =======       =======

      (1) For the three and nine month periods ended September 30, 2003, the Company recorded a recovery of previously provided amounts of $0.4 million and $1.2 million (2002 - $1.0 million and $2.0 million) as collectibility uncertainty associated with certain leases was resolved by amendment, settlement of the leases, or other resolving conditions.


10.   INCOME TAXES

      The effective tax rate on earnings differs significantly from the Canadian statutory rate due to the effect of permanent differences, income taxed at differing rates in foreign and other provincial jurisdictions and changes in the Company's valuation allowance on deferred tax assets. The income tax expense (recovery) for the quarter is calculated by applying the estimated average annual effective tax rate to quarterly pre-tax income. The Company recorded a current tax expense of $0.2 million in the current quarter.

      As at September 30, 2003, the Company has recognized net deferred income tax assets of $3.8 million, comprised of tax credit carryforwards, net operating loss and capital loss carryforwards and other deductible temporary differences, which can be utilized to reduce either taxable income or taxes otherwise payable in future years. As of September 30, 2003, the Company had a gross deferred income tax asset of $50.8 million, against which the Company is carrying a $47.0 million valuation allowance.

                                IMAX CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)

11.   CAPITAL STOCK

(a)   STOCK BASED COMPENSATION

      The Company currently follows the intrinsic value method of accounting for employee stock options as prescribed by APB 25. If the fair value methodology prescribed by FAS 123 had been adopted by the Company, pro forma results for the three and nine months ended September 30, would have been as follows:

                                                                   THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                   SEPTEMBER 30,
                                                                -------------------------       --------------------------
                                                                   2003           2002            2003             2002
                                                                ---------       ---------       ---------       ----------
      Net earnings (loss) as reported                           $  (2,654)      $  (2,294)     $      738       $   11,288
      Stock based compensation expense, if the
          methodology prescribed by FAS 123 had
          been adopted                                             (2,323)         (2,742)         (6,904)          (7,990)
                                                                ---------       ---------       ---------       ----------
      Adjusted net earnings (loss)                              $  (4,977)      $  (5,036)      $  (6,166)      $    3,298
                                                                =========       =========       =========       ==========

      Earnings (loss) per share - basic and fully diluted:
          Net earnings (loss) as reported                       $   (0.07)      $   (0.07)      $    0.02       $     0.34
          FAS 123 stock based compensation expense              $   (0.06)      $   (0.08)      $   (0.20)      $    (0.24)
                                                                ---------       ---------       ---------       ----------
          Adjusted net earnings (loss)                          $   (0.13)      $   (0.15)      $   (0.18)      $     0.10
                                                                =========       =========       =========       ==========

      The weighted average fair value of common share options granted to employees for the three and nine months ended September 30, 2003 at the time of grant was $1.2 million and $1.7 million, respectively (2002 - $0.4 million and $2.1 million). For the three months ended March 31, 2003 and prior, the Company used the Black-Scholes option-pricing model to determine the fair value of common share options granted as estimated at the grant date. The following assumptions were used during the three months ended March 31, 2003: dividend yield of 0%, an average risk free interest rate of 2.1% (three and nine month periods ended September 30, 2002 - 2.5% and 2.5%, respectively), 20% forfeiture of options vesting greater than two years, expected life of one to seven years and expected volatility of 50% (three and nine month periods ended September 30, 2002 - 50% and 50%, respectively). As of April 1, 2003, the Company adopted a Binomial option-pricing model to determine the fair value of common share options at the grant date for the three and six month periods ended September 30, 2003 with the following assumptions: dividend yield of 0% and 0%, an average risk free interest rate of 4.1% and 3.0%, an equity risk premium between 4.7% and 10.7%, a beta between 0.85 and 1.03, expected option life between 2.6 and 5.1 years, an average expected volatility of 62.0% and an annual termination probability between 8.1% and 9.6%.

                                IMAX CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)

11.   CAPITAL STOCK (cont'd)

(a)   STOCK BASED COMPENSATION (cont'd)

      Of the total pro forma stock based compensation expense for the three and nine month periods ended September 30, 2003 of $2.3 million and $6.9 million, respectively, $1.9 million and $5.7 million, respectively, relates to stock grants made in years 1998 to 2000 at an average exercise price of $23.29. In accordance with FAS 123, the total expense reflected in the above pro forma charge represents amortization of stock option charges that were valued at the grant date using an option-pricing model with assumptions that were valid at the time with no further update of current stock trends and assumptions.

      Stock-based compensation related to stock options granted to non-employees is recognized as the stock options are earned. During the three and nine month periods ended September 30, 2003, the Company issued, respectively, 13,335 and 675,059 options and warrants to purchase the Company's common stock to strategic partners and certain advisors. These options have an average exercise price of $8.20 and $6.22, respectively, expire in 5 years, and vest either immediately or as certain milestone events are achieved. Of the 675,059 options and warrants granted in 2003, up to 350,000 will automatically terminate if some or all of such milestones are not realized. The Company measures the fair value of the options at each vesting date, and as a result, the stock based compensation to be recorded in the future will fluctuate as the fair market value of common stock fluctuates. The Company believes that the fair value of the stock options vested is more reliably measured than the fair value of the benefits received.

      The Company has calculated the fair value of these options to non-employees on the date of grant or the date on which the milestones were achieved in the three and nine month periods ended September 30, 2003 to be $0.1 million and $0.9 million, respectively, using a Binomial option-pricing model with the following underlying assumptions: dividend yield of 0%, an average risk free interest rate of 2.7%, expected option life of 5 years and an average expected volatility of 62.0%.

      The Company has recorded $nil and $0.4 million in other intangible assets in the three and nine months ended September 30, 2003 and a charge of $0.1 million and $0.5 million, respectively, related to the non-employee stock options granted.

      Under the terms of certain employment agreements dated July 12, 2000, the Company was required to issue 360,000 restricted common shares or pay their cash equivalent. The restricted shares or the related cash obligation were fully vested effective July 1, 2002. In May 2003, the Company paid approximately $1.6 million in cash to settle the equivalent of 200,000 of the total 360,000 restricted common shares under these agreements. The Company has recorded a recovery of $0.2 million and an expense of $1.4 million for the three and nine month periods ended September 30, 2003, respectively, (2002 - ($0.4 million), $0.9 million) due to the changes in the Company's stock price during the period.

                                IMAX CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)

11.   CAPITAL STOCK (cont'd)

(b)   EARNINGS PER SHARE

      Reconciliations of the numerators and denominators of the basic and fully diluted per-share computations, are comprised of the following:

                                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                SEPTEMBER 30,
                                                                     -----------------------       ----------------------
                                                                       2003           2002           2003          2002
                                                                     --------       --------       --------      --------
      Net earnings  applicable to common shareholders:
      Net earnings (loss)                                            $ (2,654)      $ (2,294)      $    738      $ 11,288
                                                                     ========       ========       ========      ========

      Weighted average number of common shares (000's):
      Issued and outstanding, beginning of period                      36,426         32,953         32,973        31,899
      Weighted average number of shares issued during the period          665              9          1,619         1,034
                                                                     --------       --------       --------      --------
      Weighted average number of shares used in computing
        basic earnings per share                                       37,091         32,962         34,592        32,933
      Assumed exercise of stock options, net of shares
        assumed purchased                                                  --             --            532           330
                                                                     --------       --------       --------      --------
      Weighted average number of shares used in computing
        fully diluted earnings per share                               37,091         32,962         35,124        33,263
                                                                     ========       ========       ========      ========

      The calculation of fully diluted earnings (loss) per share for the three and nine month periods ended September 30, 2003 and 2002 excludes common shares issuable upon conversion of the Subordinated Notes, as the impact of these conversions would be anti-dilutive. The balance of the Company's Subordinated Notes was retired on April 1, 2003.

12.   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTAL INFORMATION

                                     THREE MONTHS ENDED       NINE MONTHS ENDED
                                        SEPTEMBER 30,           SEPTEMBER 30,
                                     ------------------      ------------------
                                      2003        2002        2003        2002
                                     ------      ------      ------      ------
      Interest paid                  $  174      $   47      $8,438      $8,596
      Income taxes paid              $  313      $  209      $2,089      $  725

      The Company excluded the following non-cash transactions in the Statements of Cash Flows for the three and nine month periods ended September 30, 2003: the retirement of the $6.5 million and $31.5 million of Company's Senior Notes in exchange for the issuance of 736,431 and 3,974,276 common shares of the Company valued at $6.6 million and $31.7 million, respectively; and the issuance of nil and 100,000 warrants of the Company to non-employees valued at $0.4 million, respectively.


      Depreciation, amortization and write-downs for the nine months ended September 30, 2003 includes depreciation and amortization of $8.3 million (2002 - $9.9 million) and write-downs (recoveries) of $0.3 million
      (2002 - $3.0 million).

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

      There has been no change in the basis of measurement of segment profit or loss from the Company's most recent annual report on Form 10-K/A for the year ended December 31, 2002. Inter-segment transactions are not significant.

                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                           -----------------------       -----------------------
                                             2003           2002           2003           2002
                                           --------       --------       --------       --------
      REVENUE
      IMAX systems                         $ 11,455       $  9,574       $ 55,913       $ 50,671
      Films                                   5,275          9,786         19,570         29,050
      Other                                   4,697          3,819         14,676         13,584
                                           --------       --------       --------       --------
      TOTAL                                $ 21,427       $ 23,179       $ 90,159       $ 93,305
                                           ========       ========       ========       ========

      EARNINGS (LOSS) FROM OPERATIONS
      IMAX systems                         $  5,667       $  2,279       $ 26,550       $ 22,885
      Films                                      (8)         1,825          1,295          4,307
      Other                                    (364)          (946)        (1,098)        (1,118)
      Corporate overhead                     (4,694)        (3,342)       (15,596)       (16,104)
                                           --------       --------       --------       --------
      TOTAL                                $    601       $   (184)      $ 11,151       $  9,970
                                           ========       ========       ========       ========

14.   DISCONTINUED OPERATIONS

      Effective December 11, 2001, the Company completed the sale of its wholly owned subsidiary, Digital Projection International, including its subsidiaries (collectively "DPI"), to a company owned by members of DPI management. The Company recorded net earnings from discontinued operations for the three and nine month periods ended September 30, 2003 of $0.2 million and $0.6 million, respectively (2002 - $2.1 million and $2.1 million), net of income tax expense of $nil and $nil, respectively (2002 - $nil and $nil). Earnings in 2002 from the Company's discontinued operations related to future obligations being eliminated. The 2003 earnings represent collections on notes received by the Company in connection with the sale of DPI which were fully allowed for.

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

15.   IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      FASB INTERPRETATION NO. 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES" ("FIN 46")

      In January 2003, the FASB issued FIN 46 which addresses consolidation by business enterprises of variable interest entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The objective of FIN 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Company is currently evaluating the impact (if any) of adopting the requirements of FIN 46.

16.   FINANCIAL STATEMENT PRESENTATION

      Certain comparative figures in the unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2002 have been reclassified to conform with the presentation adopted in 2003.

17.   SUBSEQUENT EVENT

      Subsequent to quarter end, the Company has prepared an offering circular to sell $160 million of senior notes due 2010. Also, the Company commenced a tender offer and consent solicitation for the outstanding 7 7/8% senior notes due 2005. The Company is soliciting consents from the holders of the senior notes to amend the indenture governing the senior notes, which would eliminate substantially all the restrictive covenants contained in the indenture as well as certain events of default. The Company intends to redeem any 7 7/8% senior notes due 2005 not acquired in the tender offer. The closing of the tender offer and consent solicitation is conditional upon the closing of the offering circular.

      The Company has also received a commitment letter from a financial institution in connection with a $20.0 million credit facility which will be secured by substantially all of the Company's assets.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's principal business is the design, manufacture, sales and leasing of projector systems for giant screen theaters for customers including commercial theaters, museums and science centers, and destination entertainment sites. In addition, the Company designs and manufactures high-end sound systems and produces and distributes large format films. There are more than 235 IMAX theaters operating in more than 30 countries worldwide as of September 30, 2003. IMAX Corporation is a publicly traded company listed on both the TSX and NASDAQ.

ACCOUNTING POLICIES AND ESTIMATES

The Company reports its results under both United States Generally Accepted Accounting Principles ("U.S. GAAP") and Canadian Generally Accepted Accounting Principles. The financial statements and results referred to herein are reported under U.S. GAAP.

The preparation of these financial statements requires management to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates its estimates, including those related to accounts receivable, net investment in leases, inventories, fixed and film assets, investments, intangible assets, income taxes, contingencies and litigation. Management bases its estimates on historical experience, future expectations and other assumptions that are believed to be reasonable at the date of the financial statements. Actual results may differ from these estimates due to uncertainty involved in measuring, at a specific point in time, events which are continuous in nature. The Company's significant accounting policies are discussed in note 2 of the Consolidated Financial Statements in the Company's most recent annual report on Form 10-K/A for the year ended December 31, 2002 and are summarized below.

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

From time to time, the Company is involved in legal proceedings relating to terminated lease agreements. In instances where customers of the Company are not in compliance with the terms of their leases for theatre systems not yet installed, the leases are in default. There is typically deferred revenue associated with these leases, representing initial lease payments collected prior to the default. These initial lease payments are recognized as revenue when the Company exercises its rights to terminate the lease and the Company is released legally or by virtue of an agreement with the customer from its obligations under the lease arrangement. When settlements are received, the Company will allocate the total settlement to each of the elements based on their relative fair value.

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

INVENTORIES

In establishing the appropriate provisions for theater systems inventory, management must make estimates of future events and conditions including the anticipated installation dates for the current backlog of theater system contracts, potential future signings, general economic conditions, technology factors, growth prospects within the customers' ultimate marketplace and the market acceptance of the Company's current and pending projection systems and film library. If management estimates of these events and conditions proves to be incorrect, it could result in inventory losses in excess of the provisions determined to be adequate as at the balance sheet date.

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

TAX ASSET VALUATION

As at September 30, 2003, the Company has net deferred income tax assets of $3.8 million, comprised of tax credit carryforwards, net operating loss and capital loss carryforwards and other deductible temporary differences, which can be utilized to reduce either taxable income or taxes otherwise payable in future years. Management assesses realization of these net deferred income tax assets based on all available evidence and has concluded that it is more likely than not that these net deferred income tax assets will be realized. Positive evidence includes, but is not limited to, the Company's projected future earnings based on contracted sales backlog at September 30, 2003, and the ability to realize certain deferred income tax assets through loss and tax credit carryback strategies. However, if the Company's projected future earnings do not materialize, these net deferred income tax assets may not be realizable and the Company may need to establish additional valuation allowances for all or a portion of the net deferred income tax assets. As of September 30, 2003, the Company had a gross deferred income tax asset of $50.8 million, against which the Company is carrying a $47.0 million valuation allowance.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

SIGNIFICANT ACCOUNTING POLICIES (cont'd)

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FIN 46 which addresses consolidation by business enterprises of variable interest entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The objective of FIN 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Company is evaluating the impacts (if any) of adopting FIN 46.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 VERSUS THREE MONTHS ENDED SEPTEMBER 30,
2002

The Company reported net losses from continuing operations of $2.9 million or $0.08 per share on a fully diluted basis for the third quarter of 2003 compared to net losses of $4.4 million or $0.13 per share on a fully diluted basis for the third quarter of 2002.

REVENUE

The Company's revenues for the third quarter of 2003 decreased 7.6% to $21.4 million from $23.2 million.

IMAX systems revenue increased approximately 19.6% to $11.5 million in the third quarter of 2003 from $9.6 million in the same quarter last year. The Company installed 1 theater system in the third quarter of 2003 versus 1 theater system in the third quarter of 2002. Included in IMAX systems revenue for the third quarter of 2003 is $3.4 million compared to $nil in the corresponding quarter last year for terminated lease agreements with customers.

Films revenue decreased 46.1% to $5.3 million in the third quarter of 2003 from $9.8 million in the same quarter last year largely due to the performance in 2002 of SPACE STATION.

Other revenues increased 23.0% to $4.7 million in the third quarter of 2003 from $3.8 million in the same quarter last year, mainly due to higher revenues from owned and operated theaters.

GROSS MARGIN

Gross margin for the third quarter of 2003 was $9.3 million, or 43.6% of total revenue, compared to $6.8 million, or 29.3% of total revenue, in the corresponding quarter last year. The increase in margin for 2003 is due primarily to $3.4 million for terminated lease agreements with customers included in IMAX systems gross margins for the third quarter of 2003 compared to $nil in the corresponding quarter last year. Because of the nature and size of the capital commitment that our prospective customers are required to make to the Company, it is occasionally necessary for the Company to terminate customers that default on cash payments owing and other obligations under lease agreements. When revenue is recognized on terminated lease agreements, minimal costs are recognized on this revenue.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

THREE MONTHS ENDED SEPTEMBER 30, 2003 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 2002 (cont'd)

OTHER

Selling, general and administrative expenses were $8.3 million in the third quarter of 2003 compared to $7.6 million in the corresponding quarter last year. The reason for the increase was partially due to an increase in the Canadian foreign exchange rate impacting the Canadian operations salaries and expenses.

Research and development expenses were $1.0 million in the third quarter of 2003 compared to $0.9 million in the same quarter last year. The higher level of expenses in 2003 primarily reflects research and development activities pertaining to the Company's new IMAX(R) MPX(TM) theater projection system. Through research and development, the Company plans to continue to design and develop cinema-based equipment and software to enhance its product offering.

Amortization of intangibles was $0.2 million in the third quarter of 2003 compared to $0.3 million in the same quarter last year. The prior year's amount included write-downs related to the Company's sound system intangibles.

Receivable provisions (recoveries), net were a net recovery of $0.4 million in the third quarter of 2003, compared to a net recovery of $1.2 million in the same quarter last year. The Company recorded accounts and financing net receivable recoveries of less than $0.1 million as compared to $0.2 million in the same quarter last year. The Company also recorded recoveries of $0.4 million compared to $1.0 million in the same quarter last year, on previously provided amounts for financing receivables, as collectibility associated with certain leases was resolved due to amendment, settlement of the leases, or other resolving conditions.

Restructuring recoveries for the third quarter of 2002 were $0.5 million compared to $nil in the same quarter in 2003.

Interest income remained consistent at $0.1 million in the third quarter of 2003 and 2002.

Interest expense decreased to $3.6 million in the third quarter of 2003 from $4.3 million in the same quarter last year as a result of the Company's repayment of the remaining $9.1 million outstanding Subordinated Notes in April 2003 and retirement of an aggregate of $31.5 million of the Company's Senior Notes through September 30, 2003.

During the third quarter of 2003, the Company recorded a loss of $0.1 million from the retirement of $6.5 million of the Company's Senior Notes. During the third quarter of 2002, the Company recorded a gain of less than $0.1 million related to the purchase of an additional $1.0 million of the Company's Subordinated Notes and related expenses.

In August 2003, the Company agreed to restructure its 6% Senior Secured Convertible Debenture (the "Debenture") due from Mainframe Entertainment, Inc. ("Mainframe"), which matures June 30, 2004. Under the terms of the restructuring agreement, the payment terms of the Debenture were revised, while the Company retained its security over all of Mainframe's property and assets for the balance of the payments due. The Company has recorded $0.4 million in income for the three and nine month periods ended September 30, 2003 (2002 - $nil) related to cash received under the debt restructuring agreement.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

THREE MONTHS ENDED SEPTEMBER 30, 2003 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 2002 (cont'd)

OTHER (cont'd)

The effective tax rate on earnings differs significantly from the statutory rate due to the effect of permanent differences, income taxed at differing rates in foreign and other provincial jurisdictions and changes in the Company's valuation allowance on deferred tax assets. The income tax expense (recovery) for the quarter is calculated by applying the estimated average annual effective tax rate to quarterly pre-tax income. The Company recorded a current tax expense of $0.2 million in the current quarter. In the current year, it is expected that the tax benefits associated with the release of the valuation allowance and the other expected income tax recoveries will reduce the tax provision for the year such that the effective annual tax rate will be approximately 10%. As at September 30, 2003, the Company had a gross deferred tax asset of $50.8 million, against which the Company is carrying a $47.0 million valuation allowance.

NINE MONTHS ENDED SEPTEMBER 30, 2003 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2002

The Company reported net earnings from continuing operations of $0.1 million or $0.00 per share on a fully diluted basis for the first nine months of 2003 compared to net earnings of $9.2 million or $0.28 per share on a fully diluted basis for the first nine months of 2002. The 2002 net earnings included a $12.0 million gain on the retirement of notes.

REVENUE

The Company's revenues for the first nine months of 2003 decreased 3.4% to $90.2 million from $93.3 million in the same period last year.

IMAX systems revenue increased approximately 10.3% to $55.9 million in the first nine months of 2003 from $50.7 million in the same period last year. The Company installed 15 theater systems in the first nine months of 2003, one of which was an operating lease, versus 11 theater systems in the first nine months of 2002, one of which was an operating lease. Included in IMAX systems revenue for the first nine months of 2003 is $7.6 million compared to $5.3 million in the corresponding period last year for terminated lease agreements with customers.

Films revenue decreased 32.6% to $19.6 million in the first nine months of 2003 from $29.1 million in the same period last year largely due to the stronger performance of films in release in 2002, particularly SPACE STATION, which was released April 2002.

Other revenues increased 8.0% to $14.7 million in the first nine months of 2003 from $13.6 million in the same period last year, mainly due to higher revenues from owned and operated theaters.

GROSS MARGIN

Gross margin for the first nine months of 2003 was $39.1 million, or 43.4% of total revenue, compared to $38.9 million, or 41.7% of total revenue, in the same period last year. The increase in margin for 2003 is due primarily to $7.6 million included in IMAX systems gross margins for the first nine months of 2003 compared to $5.3 in the corresponding period last year for terminated lease agreements with customers. Because of the nature and size of the capital commitment that our prospective customers are required to make to the Company, it is occasionally necessary for the Company to terminate customers that default on cash payments owing and other obligations under the lease agreements. When revenue is recognized on terminated lease agreements, minimal costs are recognized on this revenue.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

NINE MONTHS ENDED SEPTEMBER 30, 2003 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2002 (cont'd)

OTHER

Selling, general and administrative expenses were $24.9 million in the first nine months of 2003 compared to $26.7 million in the corresponding period last year. A significant reason for the decrease was a decrease of $3.8 million in legal fees compared to the first nine months of last year, as the Company prevailed in or otherwise resolved and settled a number of its litigation matters during 2002. Partially offsetting the above are higher bonus and stock based compensation charges of $2.0 million for the first nine months of 2003 compared to the same period in 2002.

Research and development expenses were $2.8 million in the first nine months of 2003, compared to $1.7 million in the same period last year. The higher level of expenses in 2003 primarily reflects research and development activities pertaining to the Company's new IMAX MPX theater projection system. Through research and development, the Company plans to continue to design and develop cinema-based equipment and software to enhance its product offering.

Amortization of intangibles were $0.5 million in the first nine months of 2003 compared to $1.1 million in the same period last year. The prior year's amount included write-downs related to the Company's sound system intangibles.

Receivable provisions (recoveries), net were a net provision of $0.3 million in the first nine months of 2003, compared to a net provision of $0.1 million in the same period last year. The Company recorded accounts and financing net receivables provisions of $1.4 million as compared to $2.0 million in the same period last year, offset by the recovery of $1.2 million compared to $2.0 million in the same period last year on previously provided amounts for financing receivables, as collectibility associated with certain leases was resolved due to amendment, settlement of the leases, or other resolving conditions.

Restructuring recoveries for the nine months ended 2002 amounted to $0.5 million compared to $nil in the same period in 2003.

Interest income increased to $0.5 million in the first nine months of 2003 from $0.3 million in the same period last year primarily due to an increase in the average balance of cash and cash equivalents held.

Interest expense decreased to $11.9 million in the first nine months of 2003 from $13.1 million in the same period last year as a result of the Company's repayment of the remaining $9.1 million of outstanding Subordinated Notes in April 2003 and retirement of an aggregate of $31.5 million of the Company's Senior Notes throughout 2003.

During the first nine months of 2003, the Company recorded a loss of $0.3 million related to costs associated with the retirement of $31.5 million of the Company's Senior Notes. In the first nine months of 2002, the Company recorded a gain of $12.0 million from the repurchase of $20.5 million of the Company's Subordinated Notes by the Company and its wholly owned subsidiary.

The effective tax rate on earnings differs significantly from the statutory rate due to the effect of permanent differences, income taxed at differing rates in foreign and other provincial jurisdictions and changes in the Company's valuation allowance on deferred tax assets. The income tax expense (recovery) for the quarter is calculated by applying the estimated average annual effective tax rate to quarterly pre-tax income. The Company recorded $1.5 million of refunds relating to previously unrecognized tax loss carrybacks offset by a current tax expense of $1.1 million in the current year. In the current year, it is expected that the tax benefits associated with the release of the valuation allowance and the other expected income tax recoveries will reduce the tax provision for the year such that the effective annual tax rate will be approximately 10%. As at September 30, 2003, the Company had a gross deferred tax asset of $50.8 million, against which the Company is carrying a $47.0 million valuation allowance.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, the Company's principal source of liquidity included cash and cash equivalents of $23.6 million, trade accounts receivable of $13.3 million and net investment in leases due within one year of $5.3 million.

As of September 30, 2003, the Company has letters of credit of $3.5 million outstanding, which have been collateralized by cash deposits.

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

The Senior Notes contain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends or make other distributions, make certain investments, create certain liens, engage in certain transactions with affiliates, engage in certain sale and leaseback transaction or engage in mergers, consolidations or the transfer of all or substantially all of the assets of the Company. The Senior Notes are subject to redemption by the Company, in whole or in part, at any time on or after December 1, 2002, at redemption prices expressed as percentages of the principal amount for each 12-month period commencing December 1 of the years indicated: 2002 - 103.938%, 2003 - 101.969%, 2004 and thereafter - 100.000%, together with interest accrued thereon to the redemption date. If certain changes result in the imposition of withholding taxes under Canadian law, the Senior Notes are subject to redemption at the option of the Company, in whole but not in part, at a redemption price of 100% of the principal amount thereof plus accrued interest to the date of redemption. In the event of a change in control, holders of the Senior Notes may require the Company to repurchase all or part of the Senior Notes at a price equal to 101% of the principal amount thereof plus accrued interest to the date of repurchase.

During June 2003, the Company retired an aggregate of $25.0 million of the Company's Senior Notes and accrued interest of $0.1 million in exchange for the issuance of 3,237,845 common shares of the Company at an average value of $7.74 per share. The Company recorded a loss of $0.2 million related to costs associated with this retirement.

During the quarter ended September 30, 2003, the Company retired an additional $6.5 million in the aggregate of the Company's Senior Notes and accrued interest of $0.1 million in exchange for the issuance of 736,431 common shares of the Company at an average value of $9.06 per share. The Company recorded an additional charge of $0.1 million as a result of these transactions related to costs associated with this retirement. These transactions had the effect of reducing the principal amount of the Company's outstanding Senior Notes to $168.5 million as of September 30, 2003.

During October 2003, the Company retired an additional $15.7 million in the aggregate of the Company's Senior Notes and accrued interest of $0.5 million in exchange for the issuance of 1,864,077 common shares of the Company at an average value of $8.91 per share. The Company will record an additional charge of approximately $0.2 million as a result of these transactions in the fourth quarter of 2003 related to costs associated with this retirement. These transactions had the effect of reducing the principal amount of the Company's outstanding Senior Notes to $152.8 million as of October 31, 2003.

In April 1996, the Company completed a private placement of $100.0 million of the Company's Subordinated Notes. In 2001 and 2002, the Company and a wholly owned subsidiary of the Company's purchased an aggregate of $90.9 million of Subordinated Notes for $21.8 million consisting of $18.5 million in cash and common shares of the Company valued at $3.3 million. On April 1, 2003, the Company repaid the remaining outstanding Subordinated Notes balance of $9.1 million on the maturity date and retired the issue.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

LIQUIDITY AND CAPITAL RESOURCES (cont'd)

The Company's total minimum annual rental payments to be made under operating leases for premises as of September 30, 2003 are as follows:

                  2003                                   $   1,329
                  2004                                       5,017
                  2005                                       4,938
                  2006                                       4,952
                  2007                                       4,799
                  Thereafter                                37,647
                                                         ---------
                                                         $  58,682
                                                         =========

As of September 30, 2003, the Company has an unfunded and accrued projected benefit obligation of approximately $19.4 million (December 31, 2002 - $17.2 million) in respect of its defined benefit pension plan. The Company intends to use the proceeds of life insurance policies taken on its Co-Chief Executive Officers to satisfy, in whole or in part, certain of the benefits due and payable under the plan, although there can be no assurance that the Company will ultimately do so.

The Company substantially funds its operations through cash flow from operations. Under the terms of the Company's typical theater system lease agreement, the Company receives substantial cash payments before it completes the performance of its obligations. Similarly, the Company receives cash payments for some of its film productions in advance of related cash expenditures.

In the first nine months of 2003, cash used by operating activities amounted to $4.6 million after the payment of $8.4 million of interest, investment of $1.1 million in film assets and other working capital requirements. Changes in other non-cash operating assets and liabilities include a decrease in deferred revenue of $18.8 million, a decrease of $6.1 million in inventories, a decrease in accounts payable of $0.7 million, a decrease of $0.2 million in net investment in leases, an increase of $0.1 million in accrued liabilities, a $2.7 million decrease in accounts receivable and a $0.6 million increase in prepaids.

Cash used in investing activities amounted to $2.0 million in the first nine months of 2003, which includes purchases of $1.2 million in fixed assets, an increase in other assets of $0.8 million and an increase in other intangible assets of $0.4 million. The Company has also recorded $0.4 million in income related to cash received under a restructuring agreement with Mainframe Entertainment, Inc.

During the first nine months of 2003, cash used in financing activities included a $9.1 million repayment of the Company's remaining outstanding Subordinated Notes. The Company also had a receipt of $0.6 million on a note receivable from discontinued operation.

The Company believes that cash flow from operations together with existing cash will be sufficient to meet operating needs for the next several years. The Company's accounts receivable, inventory, certain fixed assets and net investment in leases are currently unsecured and available as collateral for future borrowing. The Company believes it has access to other sources of liquidity; however, there can be no assurance that the Company will be successful in securing additional financing. In addition, if management's projections of future signings and installations are not realized, there is no guarantee the Company will continue to be able to fund its operations through cash flows from operations.

                                IMAX CORPORATION

ITEM 3.    QUANTITATIVE AND QUALITATIVE FACTORS ABOUT MARKET RISK

The Company is exposed to market risk from changes in foreign currency rates. The Company does not use financial instruments for trading or other speculative purposes.

A substantial portion of the Company's revenues are denominated in U.S. dollars while a substantial portion of its costs and expenses denominated in Canadian dollars. A portion of the net U.S. dollar flows of the Company will be used to purchase Canadian dollars at the spot market to satisfy its Canadian dollar operating expenses. The Company plans to convert Canadian dollar expenses to U.S. dollars through the spot market on a go-forward basis. In Japan, the Company has ongoing operating expenses related to its operations. Net Japanese Yen flows are converted to U.S. dollars through the spot market. The Company also has cash receipts under leases denominated in Japanese Yen, Canadian dollars and Euros. The Company plans to convert Japanese Yen and Euros lease cash flows to U.S. dollars through the spot market on a go-forward basis.

ITEM 4.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's Co-Chief Executive Officers and Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d- 15(e)) as of the end of the period covered by this report, have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries would be made known to them by others within those entities.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of the end of the period covered by this report there was no change in the Company's internal control over financial reporting that occurred during the period covered by this report that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                IMAX CORPORATION

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

(a) In March 2001, a complaint was filed against the Company by Muvico Entertainment, L.L.C. ("Muvico"), alleging misrepresentation and seeking rescission in respect of the system lease agreements between the Company and Muvico. The complaint was subsequently amended to add claims for fraud based upon the same factual allegations underlying its prior claims. The Company filed counterclaims against Muvico for breach of contract, unjust enrichment unfair competition and/or deceptive trade practices and theft of trade secrets, and brought claims against MegaSystems, Inc. ("MegaSystems"), a large-format theater system manufacturer, for tortious interference and unfair competition and/or deceptive trade practices and to enjoin Muvico and MegaSystems from using the Company's confidential and proprietary information. The case is being heard in the U.S. District Court, Southern District of Florida, Miami Division. The Company's motion for a summary judgement on its contract claims against Muvico was heard in September 2003; a decision has not yet been rendered. The Company believes that the allegations made by Muvico in its complaint are entirely without merit and will accordingly defend the claims vigorously. The Company further believes that the amount of loss, if any, suffered in connection with this lawsuit would not have a material impact on the financial position or results of operation of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

(b) In May 2003, the Company filed a Statement of Claim in the Ontario Superior Court of Justice against United Cinemas International Multiplex B.V. ("UCI") for specific performance, or alternatively, damages of $25.0 million with respect to the breach of a 1999 agreement between the Company and UCI whereby UCI committed to purchase IMAX theatre systems from the Company. In August 2003, UCI filed a Statement of Defence denying it is in breach. No assurance can be given with respect to the ultimate outcome of such litigation.

(c) In November 2001, the Company filed a complaint with the High Court of Munich against Big Screen, a German large-screen cinema owner in Berlin ("Big Screen"), demanding payment of rental payments and certain other amounts owed to the Company. Big Screen has raised a defense based on alleged infringement of German antitrust rules, relating mainly to an allegation of excessive pricing. Big Screen had brought a number of motions for restraining orders in this matter relating to the Company's provision of films and maintenance, all of which have been rejected by the courts, including the Berlin Court of Appeals, and for which all appeals have been exhausted. The Company believes that all of the allegations in Big Screen's individual defense are meritless and will accordingly continue to prosecute this matter vigorously. The Company believes that the amount of the loss, if any, suffered in connection with this dispute would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

(d) In addition to the matters described above, the Company is currently involved in other legal proceedings which, in the opinion of the Company's management, will not materially affect the Company's financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such proceedings.

(e) The Company has received requests for information from the United States Securities and Exchange Commission (the "Commission") in connection with an inquiry by the Commission into certain trading in the equity securities of the Company in January 2002. The Company is co-operating fully with the Commission's requests and does not believe that it is a target of the Commission's inquiry or that such inquiry will have a material adverse effect on the Company's business, financial condition or results of operation.

                                IMAX CORPORATION

ITEM 2.  CHANGES IN SECURITIES

(a) During the quarter ended September 30, 2003, the Company issued 736,431 common shares to certain holders of the Company's Senior Notes due December 1, 2005 (the "Senior Notes"), at an average price of $9.06 per share, in exchange for $6.5 million aggregate principal amount of Senior Notes and accrued interest of $0.1 million. These transactions were exempt from registration under the U.S. Securities Act of 1933 (the "'33 Act") pursuant to Section 3(a)(9) thereunder on the basis that the common shares were exchanged by the Company exclusively with its existing security holders and no commission or other remuneration was paid or given to solicit the exchange. The Company subsequently retired the purchased Senior Notes.

         Subsequently, through October 31, 2003, the Company issued an additional 1,864,077 common shares to certain holders of the Company's Senior Notes, at an average price of $8.91 per share, in exchange for $15.7 million aggregate principal amount of Senior Notes and accrued interest of $0.5 million. These transactions were similarly exempt from registration pursuant to Section 3(a)(9) of the '33 Act. The Company subsequently retired the purchased Senior Notes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

31.1 Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002, dated November 12, 2003, by Bradley J. Wechsler.

31.2 Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002, dated November 12, 2003, by Richard L. Gelfond.

31.3 Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002, dated November 12, 2003, by Francis T. Joyce.

32.1 Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, dated November 12, 2003, by Bradley J. Wechsler.

32.2 Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, dated November 12, 2003, by Richard L. Gelfond.

32.3 Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, dated November 12, 2003, by Francis T. Joyce

(b)      REPORTS ON FORM 8-K

         The Company filed a report on Form 8-K on July 31, 2003, pursuant to
         Item 12 - Results of Operations and Financial Conditions. The Company reported that it had issued a press release announcing the Company's financial and operating results for the quarter ended June 30, 2003.

                                IMAX CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        IMAX CORPORATION




Date:  November 12, 2003                By: /s/ Francis T. Joyce
                                            ------------------------------------
                                            Francis T. Joyce
                                            Chief Financial Officer
                                            (Principal Financial Officer)




Date:  November 12, 2003                By:  /s/  Kathryn A. Gamble
                                             -----------------------------------
                                             Kathryn A. Gamble
                                             Vice President, Finance, Controller
                                             (Principal Accounting Officer)