Form 10-K/A
period 2002-12-31
IMAX CORP
filed 2004-02-27
CIK 921582

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 2)
(Mark One)
     [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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


================================================================================

                                IMAX CORPORATION

                          ANNUAL REPORT ON FORM 10-K/A

                                DECEMBER 31, 2002

                                TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                              ----
                                     PART I

Item 1       Business...................................................................................         4
Item 2       Properties.................................................................................        12
Item 3       Legal Proceedings..........................................................................        13
Item 4       Submission of Matters to a Vote of Security Holders........................................        14

                                     PART II

Item 5       Market for Registrant's Common Equity and Related Stockholder Matters......................        15
Item 6       Selected Financial Data....................................................................        18
Item 7       Management's Discussion and Analysis of Financial Condition and Results of Operations......        21
Item 7A      Quantitative and Qualitative Disclosures about Market Risk.................................        34
Item 8       Financial Statements and Supplementary Data................................................        35
Item 9       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......        76

                                    PART III

Item 10      Directors and Executive Officers of the Registrant.........................................        76
Item 11      Executive Compensation.....................................................................        79
Item 12      Security Ownership of Certain Beneficial Owners and Management and Related
                Stockholder Matters.....................................................................        80
Item 13      Certain Relationships and Related Transactions.............................................        84
Item 14      Controls and Procedures....................................................................        84
Item 15      Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................        85
Signatures..............................................................................................        87


IMAX Corporation (the "Company") is filing this amendment no.2 on Form 10-K/A (the "Form 10-K/A") to amend Item 8 of its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, which was originally filed with Securities and Exchange Commission (the "SEC") on November 10, 2003 (the "Form 10-K/A"). Specifically, Note 28 to the Condensed Consolidated Financial Statements now provides financial information relating to the Company's Guarantor Subsidiaries and Non-Guarantor Subsidiaries, as defined therein. The Company has also reclassified long-term receivables from accounts receivable to financing receivables for the years ended December 31, 2002 and 2001 in the amounts of $1.9 million and $0.2 million, respectively. In addition, Item 14 has been updated to reflect recent SEC pronouncements since the Company's original Form 10-K filing. No other information included in the original Form 10-K/A is amended hereby.

     The information included in this Form 10-K/A has not been updated for any events that have occurred subsequent to the originally filed Form 10-K/A on November 10, 2003. For a discussion of events and developments subsequent to December 31, 2002, see the Company's reports filed with the SEC since November 10, 2003.

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

                                                            YEARS ENDED DECEMBER 31,
                                       ------------------------------------------------------------------------------
                                         2002            2001               2000             1999              1998
                                       -------         -------            -------          -------            -------
Exchange rate at end of
  period .......................  U.S. $0.6329    U.S. $0.6267       U.S. $0.6669     U.S. $0.6925       U.S. $0.6522
Average exchange rate during
 period ........................        0.6368          0.6457             0.6732           0.6730             0.6740
High exchange rate during period        0.6619          0.6697             0.6944           0.6925             0.7105
Low exchange rate during period         0.6200          0.6241             0.6410           0.6535             0.6341




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

--------------------------------------------------------------------------------
   IMAX(R), IMAX(R) Dome, IMAX(R) 3D, IMAX(R) 3D Dome, The IMAX Experience(R), An IMAX Experience(R) and IMAX(R) DMR(TM) are trademarks and trade names of the Company or its subsidiaries that are registered or otherwise protected under laws of various jurisdictions.

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

PRODUCT LINES (cont'd)

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

     The following chart shows the number of the Company's theater systems by product, installed base and backlog as of December 31:

                                                                       2002
                           --------------------------------------------------------------------------------------------
                                                  2D                                                3D
                           -------------------------------------------       ------------------------------------------
                                               INSTALLED                                         INSTALLED
                             PRODUCT             BASE          BACKLOG       PRODUCT               BASE         BACKLOG
                           -----------         ---------       -------       -------             ---------      -------
Flat Screen ..........     IMAX(R)                56              4          IMAX(R) 3D             81            32
                                                                             IMAX(R) 3D SR          30            23
Dome Screen ..........     IMAX(R) Dome           65              4

                                                                       2001
                           --------------------------------------------------------------------------------------------
                                                  2D                                                3D
                           -------------------------------------------       ------------------------------------------
                                               INSTALLED                                         INSTALLED
                             PRODUCT             BASE          BACKLOG       PRODUCT               BASE         BACKLOG
                           -----------         ---------       -------       -------             ---------      -------
Flat Screen ..........     IMAX(R)                59              3          IMAX(R) 3D             79            29
                                                                             IMAX(R) 3D SR          26            25
Dome Screen ..........     IMAX(R) Dome           63              3

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

PRODUCT LINES (cont'd)

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

PRODUCT LINES (cont'd)

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

PRODUCT LINES (cont'd)

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

                                                                                              2002              2001
                                                                                         --------------    --------------
                                                                                         INSTALLED BASE    INSTALLED BASE
                                                                                         --------------    --------------
Canada............................................................................                   23                23
United States.....................................................................                  113               110
Europe............................................................................                   43                41
Japan.............................................................................                   18                20
Rest of World.....................................................................                   35                33
                                                                                        ---------------   ---------------
Total.............................................................................                  232               227
                                                                                        ===============   ===============

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

RESEARCH AND DEVELOPMENT (cont'd)

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

ITEM 2. PROPERTIES

     The Company's principal executive offices are located in Mississauga, Ontario, Canada, New York, New York and Santa Monica, California. The Company's principal facilities are as follows:


                                                  OPERATION                         OWN/LEASE        EXPIRATION
                                                  ---------                         ---------        ----------
Mississauga, Ontario........  Headquarters, Administrative, Assembly and
                                Research and Development                               Own               N/A
New York, New York..........  Executive                                               Lease             2004
Santa Monica, California....  Sales, Marketing, Film Production and Post-
                                Production                                            Lease             2012
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

                                                                                        U.S. DOLLARS
                                                                              ------------------------------
                                                                              HIGH                      LOW
                                                                              -----                    -----
NASDAQ
Year ended December 31, 2002
  Fourth quarter............................................                  5.600                    3.500
  Third quarter.............................................                  6.050                    2.850
  Second quarter............................................                  7.850                    3.554
  First quarter.............................................                  4.890                    1.850
Year ended December 31, 2001
  Fourth quarter............................................                  2.650                    0.760
  Third quarter.............................................                  2.470                    0.550
  Second quarter............................................                  3.219                    1.450
  First quarter.............................................                  7.188                    2.750



                                                                                     CANADIAN DOLLARS
                                                                              ------------------------------
                                                                              HIGH                     LOW
                                                                              -----                    -----
TSX
Year ended December 31, 2002
  Fourth quarter............................................                  8.700                    5.450
  Third quarter.............................................                  9.500                    5.100
  Second quarter............................................                 12.000                    5.820
  First quarter.............................................                  7.600                    3.000
Year ended December 31, 2001
  Fourth quarter............................................                  4.100                    1.150
  Third quarter.............................................                  3.700                    0.800
  Second quarter............................................                  5.100                    2.250
  First quarter.............................................                 10.900                    4.200


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

                                IMAX CORPORATION

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (cont'd)

EQUITY COMPENSATION PLAN

     The following table sets forth information regarding the Company's Stock Option Plan as of December 31, 2002:


                                                                                                  Number of securities
                                                                                                 remaining available for
                                                                                                  future issuance under
                                      Number of securities to         Weighted average             equity compensation
                                      be issued upon exercise         exercise price of             plans (excluding
                                      of outstanding options,       outstanding options,         securities reflected in
Plan category                           warrants and rights          warrants and rights               column (a))
---------------------------------     -------------------------    ------------------------     --------------------------
                                                (a)                          (b)                           (c)
Equity compensation plans
  approved by security holders                       5,640,898                      $11.31                      2,726,742
Equity compensation plans not
  approved by security holders                             nil                         nil                            nil
                                      -------------------------    ------------------------     --------------------------
Total                                                5,640,898                      $11.31                      2,726,742
                                      =========================    ========================     ==========================



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

                                                                                     YEARS ENDED DECEMBER 31,
                                                                 ----------------------------------------------------------------
                                                                     2002         2001          2000         1999          1998
                                                                 ----------   ----------    ----------   ----------    ----------
STATEMENTS OF OPERATIONS DATA:
REVENUE
  IMAX systems(1)............................................    $   70,959   $   76,582    $  113,226   $  126,826    $  140,874
  Films......................................................        40,556       29,923        41,711       47,227        30,824
  Other......................................................        19,135       12,154        18,179       18,783        18,657
                                                                 ----------   ----------    ----------   ----------    ----------
  Total revenue..............................................       130,650      118,659       173,116      192,836       190,355
COSTS OF GOODS AND SERVICES(2)...............................        78,438       97,391       112,655       97,973       111,784
                                                                 ----------   ----------    ----------   ----------    ----------
GROSS MARGIN.................................................        52,212       21,268        60,461       94,863        78,571
Selling, general and administrative expenses(3)..............        34,906       46,690        42,079       32,524        36,507
Research and development.....................................         2,362        3,385         6,497        3,136         2,745
Amortization of intangibles(4)...............................         1,418        3,005         2,948        2,159         5,948
Loss (income) from equity-accounted investees(5).............          (283)         (73)        4,811          683         6,763
Receivable provisions, net of (recoveries)...................        (1,233)      17,262        13,086          949         1,682
Restructuring costs and asset impairments (recoveries)(6)....          (121)      46,235        11,152           --            --
                                                                 ----------   ----------    ----------   ----------    ----------
EARNINGS (LOSS) FROM OPERATIONS..............................        15,163      (95,236)      (20,112)      55,412        24,926
Interest income..............................................           413          847         3,285        9,977         5,320
Interest expense.............................................       (17,570)     (22,020)      (21,961)     (21,860)      (14,646)
Gain (loss) on retirement of notes(7)........................        11,900       55,577            --           --        (3,683)
Impairment of long-term investments(8).......................            --       (5,584)       (4,133)          --            --
                                                                 ----------   -----------   -----------  ----------    ----------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES AND MINORITY INTEREST................................         9,906      (66,416)      (42,921)      43,529        11,917
Recovery of (provision for) income taxes(9) .................            --      (27,848)       13,139      (16,642)       (8,222)
                                                                 ----------   ----------    ----------   ----------    ----------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY
   INTEREST..................................................         9,906      (94,264)      (29,782)      26,887         3,695
Minority interest............................................            --           --            --       (1,207)       (1,895)
                                                                 ----------   ----------    ----------   ----------    ----------
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS...............         9,906      (94,264)      (29,782)      25,680         1,800
Net earnings (loss) from discontinued operations.............         2,066      (50,850)       (2,055)        (447)           --
                                                                 ----------   ----------    ----------   ----------    ----------
NET EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGES IN
   ACCOUNTING PRINCIPLES.....................................        11,972     (145,114)      (31,837)      25,233         1,800
Cumulative effect of changes in accounting principles,
   net of income tax benefit of $37,286(10)..................            --           --       (61,110)          --            --
                                                                 ----------   ----------    ----------   ----------    ----------
NET EARNINGS (LOSS)..........................................    $   11,972   $ (145,114)   $  (92,947)  $   25,233    $    1,800
                                                                 ==========   ==========    ==========   ==========    ==========
EARNINGS (LOSS) PER SHARE:
Earnings (loss) per share - basic:
  Net earnings (loss) from continuing operations.............    $     0.30   $    (3.05)   $    (1.00)  $     0.86    $     0.03
  Net earnings (loss) from discontinued operations...........    $     0.06   $    (1.64)   $    (0.07)  $    (0.01)   $       --
                                                                 ----------   ----------    ----------   ----------    ----------
  Net earnings (loss) before cumulative effect of changes in
    accounting principles....................................    $     0.36   $    (4.69)   $    (1.07)  $     0.85    $     0.03
  Cumulative effect of changes in accounting principles......    $       --   $       --    $    (2.04)  $       --    $       --
                                                                 ----------   ----------    ----------   ----------    ----------
  Net earnings (loss)........................................    $     0.36   $    (4.69)   $    (3.11)  $     0.85    $     0.03
                                                                 ==========   ==========    ==========   ==========    ==========
Earnings (loss) per share - diluted:
  Net earnings (loss) from continuing operations.............    $     0.30   $    (3.05)   $    (1.00)  $     0.84    $     0.03
  Net earnings (loss) from discontinued operations...........    $     0.06   $    (1.64)   $    (0.07)  $    (0.01)   $       --
                                                                 ----------   ----------    ----------   ----------    ----------
  Net earnings (loss) before cumulative effect of changes in
    accounting principles....................................    $     0.36   $    (4.69)   $    (1.07)  $     0.83    $     0.03
  Cumulative effect of changes in accounting principles......    $       --   $       --    $    (2.04)  $       --    $       --
                                                                 ----------   ----------    ----------   ----------    ----------
  Net earnings (loss)........................................    $     0.36   $    (4.69)   $    (3.11)  $     0.83    $     0.03
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

                                IMAX CORPORATION

QUARTERLY STATEMENTS OF OPERATIONS SUPPLEMENTARY DATA:

                                                                                                 2002
                                                                       ----------------------------------------------------
                                                                           Q1(1)          Q2           Q3(1)        Q4
                                                                       -----------   -----------   -----------  -----------
Sales............................................................      $    31,275   $    38,851   $    23,179  $    37,345
Cost of goods and services.......................................           17,868        20,162        16,397       24,011
                                                                       -----------   -----------   -----------  -----------
Gross margin.....................................................      $    13,407   $    18,689   $     6,782  $    13,334
                                                                       ===========   ===========   ===========  ===========
Net earnings (loss) from continuing operations...................      $    10,547   $     3,035   $    (4,360) $       684
Net earnings from discontinued operations........................              --            --          2,066          --
                                                                       -----------   -----------   -----------  ----------
Net earnings (loss)..............................................      $    10,547   $     3,035   $    (2,294) $       684
                                                                       ===========   ===========   ===========  ===========
Net earnings (loss) per share - basic............................      $      0.32   $      0.09   $     (0.07) $      0.02
Net earnings (loss) per share - fully diluted....................      $      0.32   $      0.09   $     (0.07) $      0.02

                                                                                               2001
                                                                       -----------------------------------------------------
                                                                           Q1             Q2           Q3            Q4
                                                                       -----------   -----------   -----------   -----------
Sales............................................................      $    28,679   $    32,785   $    23,337   $    33,858
Cost of goods and services.......................................           18,902        21,090        33,139        24,260
                                                                       -----------   -----------   -----------   -----------
Gross margin.....................................................      $     9,777   $    11,695   $    (9,802)  $     9,598
                                                                       ===========   ===========   ===========   ===========
Net loss from continuing operations..............................      $   (12,759)  $    (8,895)  $   (84,382)  $    11,772
Net earnings (loss) from discontinued operations.................           (1,012)       (2,529)      (55,171)        7,862
Net earnings (loss)..............................................      $   (13,771)  $   (11,424)  $  (139,553)  $    19,634
                                                                       ===========   ===========   ===========   ===========
Net earnings (loss) per share - basic............................      $     (0.45)  $     (0.37)  $     (4.48)  $      0.63
Net earnings (loss) per share - fully diluted....................      $     (0.45)  $     (0.37)  $     (4.48)  $      0.63


(1) Certain comparative figures have been reclassified to conform with the presentation adopted in the current period.

                                                                                 AS AT DECEMBER 31,
                                                          ------------------------------------------------------------------
BALANCE SHEETS DATA:                                          2002           2001          2000         1999         1998
                                                          -----------    -----------   -----------  -----------   ---------
Cash, cash equivalents and investments in marketable
  debt securities.........................................  $  37,136      $ 26,388      $ 34,310     $121,502     $202,941
Total assets(1)...........................................    242,976       261,512       492,100      538,237      490,091
Total long-term indebtedness..............................    209,143       229,643       300,000      300,000      300,000
Total shareholders' equity (deficit)......................   (103,670)     (118,448)       22,263      111,065       84,446

 (1)     Includes the assets of discontinued operations.

PRO FORMA AMOUNTS IN ACCORDANCE WITH SAB 101:

Pro forma amounts for the year ended December 31, 1999 as if SAB 101 had been applied during all years
   presented:                                                                                                      1999
                                                                                                                 --------
Total revenue..............................................................................................    $  166,617
Net earnings ..............................................................................................    $    7,655
   Net earnings per share - basic:.........................................................................    $     0.26
   Net earnings per share - fully diluted:.................................................................    $     0.25


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

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

GENERAL (cont'd)

RESTRUCTURING COSTS AND OTHER SIGNIFICANT CHARGES (RECOVERIES)


(In thousands of U.S. dollars, except per share amounts)                           YEARS ENDED DECEMBER 31,
                                                                        -------------------------------------------
                                                                             2002            2001           2000
                                                                        ------------    ------------    -----------
Restructuring costs (recoveries)                                        $       (497)   $     16,292    $        --
                                                                        ------------    ------------    ------------
Asset impairments (recoveries):
  Fixed assets                                                                   376          26,660          11,152
  Other assets                                                                    --           3,283              --
Other significant charges (recoveries):
  Accounts receivable                                                         (1,941)          4,469          13,086
  Inventories                                                                  1,229           4,053              --
  Film assets                                                                     --          16,514           8,602
  Fixed assets                                                                 2,799              --              --
  Other assets                                                                   216              --              --
  Net investment in leases                                                       708          13,633              --
  Long-term investments                                                           --           5,584           4,133
                                                                        ------------    ------------    ------------
Total asset impairments and other significant (recoveries)                     3,387          74,196          36,973
                                                                        ------------    ------------    ------------
Net charges (recoveries)                                                $      2,890    $     90,488    $     36,973
                                                                        ============    ============    ============

RESTRUCTURING COSTS AND ASSET IMPAIRMENTS (RECOVERIES)

     During 2001 the Company rationalized its operations, reduced staffing levels, wrote-down certain assets to be disposed of, and recorded a restructuring charge of $16.3 million in 2001 (2000 - $nil). During 2002, the Company recovered $0.5 million of restructuring accrued liabilities for terminated employees who obtained employment prior to the completion of their severance period. In 2001, the Company also recorded asset impairment charges of $29.9 million (2000 - $11.2 million) after assessing the carrying value of certain of the Company's assets. The 2001 asset impairment charge consisted of $26.7 million against fixed assets (2000 - $11.2 million) and $3.3 million against other assets (2000 - $nil) as the carrying values for the assets exceeded the discounted future cash flows expected from the assets. During 2002, the Company incurred an additional $0.4 million of asset impairment charges relating to fixed assets.

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

RESULTS OF OPERATIONS

     The following table sets forth the percentage of total revenue for each of the items set forth below:

                                                                              YEARS ENDED DECEMBER 31,
                                                        --------------------------------------------------------------------
                                                            2002          2001          2000           1999          1998
                                                        -----------   -----------   -----------    -----------   -----------
                                                             %             %              %              %             %
Revenue
  IMAX systems ................................            54.3           64.5           65.4           65.8          74.0
  Films .......................................            31.0           25.2           24.1           24.5          16.2
  Other .......................................            14.7           10.3           10.5            9.7           9.8
                                                          -----          -----          -----          -----         -----
Total revenue .................................           100.0          100.0          100.0          100.0         100.0
Costs and goods and services ..................            60.0           82.1           65.1           50.8          58.7
                                                          -----          -----          -----          -----         -----
Gross margin ..................................            40.0           17.9           34.9           49.2          41.3
Selling, general and administrative expenses ..            26.6           39.3           24.3           16.9          19.2
Research and development ......................             1.8            2.9            3.8            1.6           1.4
Amortization of intangibles ...................             1.0            2.5            1.7            1.1           3.1
Loss (income) from equity-accounted
  investees ...................................              --             --            2.8            0.4           3.6
Receivable provisions, net of
  (recoveries) ................................            (0.9)          14.5            7.5            0.5           0.9
Restructuring costs and asset impairments
  (recovery) ..................................            (0.1)          39.0            6.4             --            --
                                                          -----          -----          -----          -----         -----
Earnings (loss) from operations ...............            11.6          (80.3)         (11.6)          28.7          13.1
                                                          =====          =====          =====          =====         =====
Net earnings (loss) before cumulative effect of
  changes in accounting principles ............             2.8         (154.9)         (18.4)          13.1           2.0
                                                          =====          =====          =====          =====         =====
Net earnings (loss) ...........................             9.2         (122.3)         (53.7)          13.1           0.9
                                                          =====          =====          =====          =====         =====

REVENUES

     The Company's revenues in 2002 were $130.7 million, compared to $118.7 million in 2001, an increase of 10.1%. The following table sets forth the breakdown of revenue by category:

(In thousands of U.S. dollars)
                                                                           YEARS ENDED DECEMBER 31,
                                                            -----------------------------------------------------
                                                                 2002               2001                2000
                                                            ---------------    ---------------     --------------
IMAX SYSTEMS REVENUE
Sales and leases..................................          $       46,656     $       53,409      $       87,384
Ongoing rent(1)...................................                   9,746              8,969              12,097
Maintenance.......................................                  14,557             14,204              13,745
                                                            --------------     --------------      --------------
                                                                    70,959             76,582             113,226
                                                            --------------     --------------      --------------
FILMS REVENUE
Production and DMR(2).............................                   3,010                 --                  --
Distribution......................................                  20,697             16,645              21,221
Post-production...................................                  16,849             13,278              20,490
                                                            --------------     --------------      --------------
                                                                    40,556             29,923              41,711
                                                            --------------     --------------      --------------
OTHER REVENUE                                                       19,135             12,154              18,179
                                                            --------------     --------------      --------------
                                                            $      130,650     $      118,659      $      173,116
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

DISCONTINUED OPERATIONS (cont'd)

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

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

LIQUIDITY AND CAPITAL RESOURCES (cont'd)

     The Company's total minimum annual rental payments to be made under operating leases for premises as of December 31, 2002 are as follows:


         2003                                 $       4,825
         2004                                         4,454
         2005                                         4,544
         2006                                         4,667
         2007                                         4,537
         Thereafter                                  36,177
                                             --------------
                                              $      59,204
                                             ==============

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


                                IMAX CORPORATION

    REPORT OF INDEPENDENT ACCOUNTANTS TO THE SHAREHOLDERS OF IMAX CORPORATION

       We have audited the accompanying consolidated balance sheets of IMAX Corporation (the "Company") as at December 31, 2002 and 2001 and the related consolidated statements of operations, cash flows and shareholders' equity (deficit) for each year in the three-year period ended December 31, 2002. These financial statements and the financial statement schedule listed in the index appearing under Item 15(a)(2) of this Form 10-K/A (Amendment No. 2) are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

       As described in note 26 to the consolidated financial statements, the Company changed its accounting policy for extinguishment of debt effective January 1, 2003.

       In addition, in our opinion, the financial statement schedule referred to above presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



                            /s/ PricewaterhouseCoopers LLP
                            Chartered Accountants
                            Toronto, Canada
                            February 14, 2003, except as to Notes 26 and 27 which are as of February 6, 2004.

                                IMAX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
                         (In thousands of U.S. dollars)


                                                                                      AS AT DECEMBER 31,
                                                                                -------------------------------
                                                                                     2002            2001
                                                                                -------------   -------------
ASSETS
Cash and cash equivalents (note 13)                                             $      37,136   $      26,388
Accounts receivable, net of allowance for doubtful accounts of $9,248
  (2001 - $18,060)                                                                     15,054          18,072
Financing receivables (note 4)                                                         51,918          51,868
Inventories (note 5)                                                                   34,092          42,723
Prepaid expenses                                                                        2,383           1,845
Film assets (note 6)                                                                      419          10,513
Fixed assets (note 7)                                                                  45,308          52,652
Other assets (note 8)                                                                  10,455          11,295
Deferred income taxes (note 9)                                                          3,821           3,022
Goodwill (note 3)                                                                      39,027          39,027
Other intangible assets (note 10)                                                       3,363           4,107
                                                                                -------------   -------------
   Total assets                                                                 $     242,976   $     261,512
                                                                                =============   =============
LIABILITIES
Accounts payable                                                                $       6,768   $       6,735
Accrued liabilities (note 21)                                                          43,451          46,397
Deferred revenue                                                                       87,284          95,082
Senior notes due 2005 (note 11)                                                       200,000         200,000
Convertible subordinated notes due 2003 (note 12)                                       9,143          29,643
Liabilities of discontinued operations (note 23)                                          --            2,103
                                                                                -------------   -------------
   Total liabilities                                                                  346,646         379,960
                                                                                -------------   -------------
COMMITMENTS AND CONTINGENCIES (notes 13 and 14)
SHAREHOLDERS' EQUITY (DEFICIT)
Capital stock (note 15) Common shares - no par value.  Authorized -
  unlimited number.  Issued and outstanding - 32,973,366
  (2001 - 31,899,114)                                                                  65,563          63,322
Other equity                                                                            1,542           1,034
Deficit                                                                              (171,420)       (183,392)
Accumulated other comprehensive income                                                    645             588
                                                                                -------------   -------------
   Total shareholders' deficit                                                       (103,670)       (118,448)
                                                                                -------------   -------------
   Total liabilities and shareholders' equity (deficit)                         $     242,976   $     261,512
                                                                                =============   =============

              (the accompanying notes are an integral part of these
                       consolidated financial statements)

                                IMAX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
            (In thousands of U.S. dollars, except per share amounts)


                                                                                  YEARS ENDED DECEMBER 31,
                                                                      -------------------------------------------------
                                                                            2002            2001             2000
                                                                      --------------  ---------------  ---------------
REVENUE
IMAX systems (note 16)                                                $       70,959  $        76,582  $       113,226
Films                                                                         40,556           29,923           41,711
Other                                                                         19,135           12,154           18,179
                                                                      --------------  ---------------  ---------------
                                                                             130,650          118,659          173,116
COSTS OF GOODS AND SERVICES                                                   78,438           97,391          112,655
                                                                      --------------  ---------------  ---------------
GROSS MARGIN                                                                  52,212           21,268           60,461
Selling, general and administrative expenses                                  34,906           46,690           42,079
Research and development                                                       2,362            3,385            6,497
Amortization of intangibles                                                    1,418            3,005            2,948
Loss (income) from equity-accounted investees                                   (283)             (73)           4,811
Receivable provisions, net of (recoveries)                                    (1,233)          17,262           13,086
Restructuring costs and asset impairments (recoveries) (note 17)                (121)          46,235           11,152
                                                                      --------------  ---------------  ---------------
EARNINGS (LOSS) FROM OPERATIONS                                               15,163          (95,236)         (20,112)
Interest income                                                                  413              847            3,285
Interest expense, net of interest capitalized of $nil (2001 - $511,
  2000 - $1,393)                                                             (17,570)         (22,020)         (21,961)
Gain on retirement of notes                                                   11,900           55,577              --
Impairment of long-term investments                                              --            (5,584)          (4,133)
                                                                      --------------  ---------------- ----------------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                 9,906          (66,416)         (42,921)
Recovery of (provision for) income taxes (note 9)                                --           (27,848)          13,139
                                                                      --------------  ---------------  ---------------
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS                                 9,906          (94,264)         (29,782)
Net earnings (loss) from discontinued operations (note 23)                     2,066          (50,850)          (2,055)
                                                                      --------------  ---------------  ---------------
NET EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGES IN
  ACCOUNTING PRINCIPLES                                                       11,972         (145,114)         (31,837)
Cumulative effect of changes in accounting principles, net of
  income tax benefit of $37,286 (note 24)                                        --               --           (61,110)
                                                                      --------------  ---------------  ---------------
NET EARNINGS (LOSS)                                                   $       11,972  $      (145,114) $       (92,947)
                                                                      ==============  ===============  ===============
EARNINGS (LOSS) PER SHARE (note 15):
Earnings (loss) per share  - basic and fully diluted:
  Net earnings (loss) from continuing operations                      $         0.30  $         (3.05) $        (1.00)
  Net earnings (loss) from discontinued operations                    $         0.06  $         (1.64) $        (0.07)
                                                                      --------------   --------------  --------------
  Net earnings (loss) before cumulative effect of changes in
    accounting principles                                             $         0.36  $         (4.69) $        (1.07)

  Cumulative effect of changes in accounting principles               $          --   $           --   $        (2.04)
                                                                      --------------  ---------------   -------------
  Net earnings (loss)                                                 $         0.36  $         (4.69) $        (3.11)
                                                                      ==============  ===============  ==============

              (the accompanying notes are an integral part of these
                       consolidated financial statements)

                                IMAX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
                         (In thousands of U.S. dollars)


                                                                                    YEARS ENDED DECEMBER 31,
                                                                        --------------------------------------------------
                                                                              2002            2001              2000
                                                                        --------------  ---------------   ---------------
CASH PROVIDED BY (USED IN):
OPERATING ACTIVITIES
Net earnings (loss) from continuing operations                          $        9,906  $       (94,264)  $       (29,782)
Items not involving cash:
   Depreciation, amortization and write-downs (note 18)                         16,073           99,801            61,626
   Loss (income) from equity-accounted investees                                  (283)             (73)            4,811
   Deferred income taxes                                                          (799)          41,411            (5,201)
   Gain on retirement of notes                                                 (11,900)         (55,577)
   Impairment of long-term investments                                             --             5,584             4,133
   Stock and other non-cash compensation                                         3,685            5,182             1,242
Investment in film assets                                                       (2,441)          (8,297)          (19,665)
Changes in other non-cash operating assets and liabilities (note 18)             6,116           14,520           (73,929)
Net cash provided by (used in) operating activities from
   discontinued operations                                                         --            (5,607)            2,676
                                                                        --------------  ---------------   ---------------
Net cash provided by (used in) operating activities                             20,357            2,680           (54,089)
                                                                        --------------  ---------------   ---------------
INVESTING ACTIVITIES
Purchase of fixed assets                                                        (1,541)          (1,091)          (27,643)
Decrease (increase) in other assets                                               (964)           1,140            (6,190)
Increase in other intangible assets                                               (675)            (642)              --
Net sale of investments in marketable debt securities                              --             7,529            81,503
Acquisition of Digital Projection International, net of cash
   acquired                                                                        --               --               (900)
Acquisition of minority interest in Sonics Associates, Inc.                        --            (1,041)             (295)
Net cash used in investing activities from discontinued operations                 --              (217)           (1,139)
                                                                        --------------  ---------------   ---------------
Net cash provided by (used in) investing activities                             (3,180)           5,678            45,336
                                                                        --------------  ---------------   ---------------
FINANCING ACTIVITIES
Repurchase of convertible subordinated notes                                    (6,022)         (12,540)              --
Common shares issued                                                               152               31             1,442
Paid-in-capital on stock options                                                   --               --              1,034
                                                                        --------------  ---------------   ---------------
Net cash provided by (used in) financing activities                             (5,870)         (12,509)            2,476
                                                                        --------------  ---------------   ---------------
Effects of exchange rate changes on cash from continuing
   operations                                                                     (559)          (2,066)            2,125
Effects of exchange rate changes on cash from discontinued
   operations                                                                      --             1,697               487
                                                                        --------------  ---------------   ---------------
Effects of exchange rate changes on cash                                          (559)            (369)            2,612
                                                                        --------------  ---------------   ---------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM
   CONTINUING OPERATIONS                                                        10,748             (393)           (5,689)
Increase (decrease) in cash and cash equivalents from discontinued
   operations                                                                      --            (4,127)            2,024
                                                                        --------------  ----------------  ---------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS, DURING
   THE YEAR                                                                     10,748           (4,520)           (3,665)
Cash and cash equivalents, beginning of year                                    26,388           30,908            34,573
                                                                        --------------  ---------------   ---------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                  $       37,136  $        26,388   $        30,908
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



                                     NUMBER OF
                                      COMMON                                              ACCUMULATED       TOTAL
                                      SHARES                                RETAINED         OTHER       SHAREHOLDERS' COMPREHENSIVE
                                    ISSUED AND     CAPITAL      OTHER       EARNINGS     COMPREHENSIVE     EQUITY        INCOME
                                   OUTSTANDING      STOCK       EQUITY      (DEFICIT)   INCOME (LOSS)(1)  (DEFICIT)      (LOSS)
                                   -----------      -----       ------      ---------   ----------------  ---------      ------
BALANCE AT DECEMBER 31, 1999        29,757,888   $   57,471   $       --   $   54,669    $   (1,075)   $  111,065           $--
Issuance of common stock               293,626        1,631           --           --            --         1,631            --
Adjustment in paid-in-capital for
   stock options exercised                  --           --        1,034           --            --         1,034            --
Net loss                                    --           --           --      (92,947)           --       (92,947)      (92,947)
Net adjustment on available-for-
  sale securities                           --           --           --           --           586           586           586
Foreign currency translation
  adjustments                               --           --           --           --           894           894           894
                                    ----------   ----------   ----------   ----------    ----------    ----------    ----------
                                                                                                                     $  (91,467)
                                                                                                                     ==========
BALANCE AT DECEMBER 31, 2000        30,051,514       59,102        1,034      (38,278)          405        22,263    $       --

Issuance of common stock             1,847,600        4,220           --           --            --         4,220            --
Net loss                                    --           --           --     (145,114)           --      (145,114)     (145,114)
Net adjustment on available-for-
  sale securities                           --           --           --           --           281           281           281
Foreign currency translation
  adjustments                               --           --           --           --           (98)          (98)          (98)
                                    ----------   ----------   ----------   ----------    ----------    ----------    ----------
                                                                                                                     $ (144,931)
                                                                                                                     ==========
BALANCE AT DECEMBER 31, 2001        31,899,114       63,322        1,034     (183,392)          588      (118,448)   $       --

Issuance of common stock             1,074,252        2,241           --           --            --         2,241            --
Net earnings                                --           --           --       11,972            --        11,972        11,972
Adjustment in paid-in capital for
  non-employee stock  options
  granted                                   --           --          508           --            --           508            --
Foreign currency translation
  adjustments                               --           --           --           --            57            57            57
                                    ----------   ----------   ----------   ----------    ----------    ----------    ----------
BALANCE AT DECEMBER 31, 2002        32,973,366   $   65,563   $    1,542   $ (171,420)   $      645    $ (103,670)   $   12,029
                                    ==========   ==========   ==========   ==========    ==========    ==========    ==========


(1)  Components of accumulated other comprehensive income (loss) consist of:

                                                        AS AT DECEMBER 31,
                                                 ---------------------------------
                                                  2002          2001          2000
                                                 -----         -----         -----
Foreign currency translation adjustments         $ 645         $ 588         $ 686
Unrealized loss on
   available-for-sale security                      --            --          (281)
                                                 -----         -----         -----
Accumulated other comprehensive
  income                                         $ 645         $ 588         $ 405
                                                 =====         =====         =====

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The preparation of the financial statements in conformity with United States Generally Accepted Accounting Principles requires management to make estimates and judgements that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could be materially different from these estimates. Significant estimates made by management include allowances for potential uncollectibility of accounts receivable and net investment in leases, provisions for inventory obsolescence, ultimate revenues for film assets, estimates of future cash flows associated with long-lived assets, goodwill, accruals for contingencies and valuation allowances for deferred income tax assets. Significant accounting policies are summarized as follows:

(a)  BASIS OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company together with its wholly owned subsidiaries.

(b)  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

(c)  ACCOUNTS RECEIVABLE AND FINANCING RECEIVABLES

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

3.   ACCOUNTING CHANGE (cont'd)

     In accordance with FAS 142, the effect of this change in accounting principle is reflected prospectively. Supplemental comparative disclosure as if the change had been applied retroactively, is as follows:


                                                                             YEARS ENDED DECEMBER 31,
                                                                --------------------------------------------------
                                                                  2002                2001                 2000
                                                                ----------         -----------          ----------
     Reported net earnings (loss)                               $   11,972         $  (145,114)         $  (92,947)
         Add back:  Goodwill amortization                               --               2,310               1,812
                                                                ----------         -----------          ----------
     Adjusted net earnings (loss)                               $   11,972         $  (142,804)         $  (91,135)
                                                                ==========         ===========          ==========
     Basic and fully diluted earnings (loss) per share:
         Reported net earnings (loss) per share                 $     0.36         $     (4.69)         $    (3.11)
         Goodwill amortization                                  $       --         $      0.07          $     0.06
                                                                ----------         -----------          ----------
     Adjusted net earnings (loss) per share                     $     0.36         $     (4.62)         $    (3.05)
                                                                ==========         ===========          ==========

4.   FINANCING RECEIVABLES

(a)  NET INVESTMENT IN LEASES

     The Company enters into sales-type leases, for which the customer makes initial rental payments and additional rental payments with contracted minimums, which are generally indexed with inflation. The Company's net investment in sales-type leases, at December 31, is comprised of the following:

                                                                  2002               2001
                                                               ---------          ---------
     Gross minimum lease amounts receivable                    $  97,167          $ 105,379
     Residual value of equipment                                     824                898
     Unearned finance income                                     (39,001)           (42,888)
                                                               ---------          ---------
     Present value of minimum lease amounts receivable            58,990             63,389
     Accumulated allowance for uncollectible amounts              (8,938)           (11,745)
                                                               ---------          ---------
     Net investment in leases                                  $  50,052          $  51,644
                                                               =========          =========

     LONG-TERM RECEIVABLES                                         1,866                224
                                                               ---------          ---------

     Total financing receivables                               $  51,918          $  51,868
                                                               =========          =========



 (b) RENTAL AMOUNTS

     Revenue includes the following annual rental amount, for the years ended December 31:

                                                                  2002           2001             2000
                                                                -------         -------         -------
     Ongoing minimum rental amounts on operating leases         $   849         $   562         $   879
     Additional rentals in excess of minimum amounts on
       sales-type leases                                            681             660           1,804
     Additional rentals in excess of minimum amounts on
       operating leases                                           3,525           2,595           2,807
     Finance income on sales-type leases                          4,691           5,152           6,607
                                                                -------         -------         -------
                                                                $ 9,746         $ 8,969         $12,097
                                                                =======         =======         =======



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
                                                                ==========

5.   INVENTORIES

                                  AT DECEMBER 31,
                             -----------------------
                               2002            2001
                             -------         -------
     Raw materials           $ 5,042         $ 5,939
     Work-in-process           2,249           4,313
     Finished goods           26,800          32,471
                             -------         -------
                             $34,092         $42,723
                             =======         =======



6.   FILM ASSETS

                                                                                AT DECEMBER 31,
                                                                           -----------------------
                                                                             2002            2001
                                                                           -------         -------
     Completed and released films, net of accumulated amortization         $   206         $ 1,682
     Films in production                                                        --           8,597
     Development costs                                                         213             234
                                                                           -------         -------
                                                                           $   419         $10,513
                                                                           =======         =======



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

7.   FIXED ASSETS

                                                            AT DECEMBER 31, 2002
                                                 -------------------------------------------
                                                               ACCUMULATED
                                                  COST        DEPRECIATION    NET BOOK VALUE
                                                 -------      ------------    --------------
     Equipment leased or held for use
         Projection equipment                    $38,460         $20,468         $17,992
         Camera equipment                          9,548           7,629           1,919
                                                 -------         -------         -------
                                                  48,008          28,097          19,911
                                                 -------         -------         -------
     Assets under construction                     1,672              --           1,672
                                                 -------         -------         -------
     Other fixed assets
         Land                                      1,648              --           1,648
         Buildings                                15,505           5,620           9,885
         Office and production equipment          24,023          19,081           4,942
         Leasehold improvements                    8,928           1,678           7,250
                                                 -------         -------         -------
                                                  50,104          26,379          23,725
                                                 -------         -------         -------
                                                 $99,784         $54,476         $45,308
                                                 =======         =======         =======

                                                            AT DECEMBER 31, 2001
                                                 -------------------------------------------
                                                               ACCUMULATED
                                                  COST        DEPRECIATION    NET BOOK VALUE
                                                 -------      ------------    --------------
     Equipment leased or held for use
         Projection equipment                    $ 40,497         $ 18,099         $ 22,398
         Camera equipment                           9,442            7,239            2,203
                                                 --------         --------         --------
                                                   49,939           25,338           24,601
                                                 --------         --------         --------
     Assets under construction                      1,452               --            1,452
                                                 --------         --------         --------
     Other fixed assets
         Land                                       1,949               --            1,949
         Buildings                                 16,192            5,052           11,140
         Office and production equipment           22,404           16,875            5,529
         Leasehold improvements                     8,893              912            7,981
                                                 --------         --------         --------
                                                   49,438           22,839           26,599
                                                 --------         --------         --------
                                                 $100,829         $ 48,177         $ 52,652
                                                 ========         ========         ========



     Interest capitalized in 2002 to fixed assets amounted to $nil (2001 - $nil, 2000 - $0.6 million).

8.   OTHER ASSETS

                                                                               AT DECEMBER 31,
                                                                          -----------------------
                                                                            2002            2001
                                                                          -------         -------
     Pension asset, representing unrecognized prior service costs         $ 7,036         $ 6,647
     Deferred charges on debt financing                                     2,184           3,092
     Investments in equity-accounted investees                                 --             314
     Other assets                                                           1,235           1,242
                                                                          -------         -------
                                                                          $10,455         $11,295
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

9.   INCOME TAXES

(a) Earnings (loss) from continuing operations before income taxes and minority interest by tax jurisdiction, for the years ended December 31, is comprised of the following:

                             2002              2001              2000
                           --------          --------          --------
     Canada                $  8,845          $(35,837)         $(31,884)
     United States              583           (29,368)           (8,008)
     Japan                    1,031               291               338
     Other                     (553)           (1,502)           (3,367)
                           --------          --------          --------
                           $  9,906          $(66,416)         $(42,921)
                           ========          ========          ========


(b) The recovery of (provision for) income taxes related to income from operations, for the year ended December 31, comprise of the following:

                         2002              2001              2000
                       --------          --------          --------
     Current:
       Canada          $   (754)         $ 13,598          $  8,167
       Foreign              (45)              (35)             (229)
                       --------          --------          --------
                           (799)           13,563             7,938
                       --------          --------          --------
     Deferred:
       Canada               799           (32,954)            1,915
       Foreign               --            (8,457)            3,286
                       --------          --------          --------
                            799           (41,411)            5,201
                       --------          --------          --------
                       $     --          $(27,848)         $ 13,139
                       ========          ========          ========



(c) The recovery of (provision for) income taxes from operations differs from the amount that would have resulted by applying the combined Canadian federal and provincial statutory income tax rates to earnings, for the years ended December 31, is due to the following:

                                                                      2002              2001              2000
                                                                    --------          --------          --------
     Income tax recovery at combined statutory rates                $ (3,826)         $ 27,642          $ 18,863
     Increase (decrease) resulting from:
         Permanent differences                                         3,070            (3,434)           (3,113)
         Manufacturing and processing credits deduction                 (141)           (1,704)           (2,841)
         Decrease (increase) in valuation allowance                    1,762           (41,239)           (1,338)
         Large corporations tax                                         (403)             (402)             (405)
         Income tax at different rates in foreign and other
            provincial jurisdictions                                     (37)           (1,156)             (353)
         Investment tax credits and other                                 11              (903)            2,326
         Effect of legislated tax rate reductions                         --            (6,651)               --
         Other                                                          (436)               --                --
                                                                    ========          --------          --------
     Recovery of (provision for) income taxes, as reported          $     --          $(27,848)         $ 13,139
                                                                    ========          ========          ========



                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

9.   INCOME TAXES (cont'd)

(d) The deferred income tax asset, at December 31, is comprised of the following:

                                                                                2002              2001
                                                                              --------          --------
     Net operating loss and capital loss carryforwards                        $ 11,581          $ 16,959
     Investment tax credit and other tax credit carryforwards                    1,883             1,944
     Write-downs of other assets                                                 5,596             5,085
     Excess tax over accounting basis in fixed assets and inventories           37,875            37,920
     Accrued reserves                                                            4,636             9,628
     Other                                                                       2,298             3,135
                                                                              --------          --------
     Total deferred income tax assets                                           63,869            74,671
     Income recognition on net investment in leases                            (16,306)          (26,145)
                                                                              --------          --------
                                                                                47,563            48,526
     Valuation allowance                                                       (43,742)          (45,504)
                                                                              --------          --------
     Net deferred income tax asset                                            $  3,821          $  3,022
                                                                              ========          ========


     Loss carryforwards and tax credit carryforwards expire as follows:

                                                       INVESTMENT TAX
                                                      CREDITS AND OTHER                             NET OPERATING
                                                          TAX CREDIT           CAPITAL LOSS             LOSS
                                                        CARRYFORWARDS         CARRYFORWARDS         CARRYFORWARDS
                                                      -----------------      ---------------      -----------------
     2003                                             $             300      $            --      $              --
     2004                                                            --                   --                     --
     2005                                                            --                   --                     --
     2006                                                            --                   --                    537
     2007                                                            --                   --                    465
     Thereafter                                                   1,583                24,370                32,207
                                                      -----------------     -----------------     -----------------
                                                      $           1,883      $         24,370     $          33,209
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

10.  OTHER INTANGIBLE ASSETS

                                                                          AT DECEMBER 31, 2002
                                                      -------------------------------------------------------------
                                                                              ACCUMULATED
                                                            COST              AMORTIZATION         NET BOOK VALUE
                                                      -----------------     -----------------     -----------------
     Patents and trademarks                           $           4,007      $          1,417     $           2,590
     Intellectual property rights                                 1,193                   420                   773
     Other intangible assets                                      1,264                 1,264                   --
                                                      -----------------     -----------------     ----------------
                                                      $           6,464      $          3,101     $           3,363
                                                      =================      ================     =================



                                                                          AT DECEMBER 31, 2001
                                                      -------------------------------------------------------------
                                                                              ACCUMULATED
                                                            COST              AMORTIZATION         NET BOOK VALUE
                                                      -----------------     -----------------     -----------------
     Patents and trademarks                           $           3,332      $            977     $           2,355
     Intellectual property rights                                 1,193                   248                   945
     Other intangible assets                                      1,264                   457                   807
                                                      -----------------     -----------------     -----------------
                                                      $           5,789      $          1,682     $           4,107
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

13.  COMMITMENTS

(a) Total minimum annual rental payments to be made by the Company under operating leases for premises are as follows:


         2003                                 $       4,825
         2004                                         4,454
         2005                                         4,544
         2006                                         4,667
         2007                                         4,537
         Thereafter                                  36,177
                                             --------------
                                              $      59,204

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

     (ii)Under the terms of certain employment agreements, the Company is required to issue 360,000 restricted common shares or pay their cash equivalent. The restricted shares or the related cash obligation are fully vested effective July 1, 2002. The Company has recorded an expense of $0.7 million in 2002 (2001 - $0.6 million, 2000 - $0.2 million) under these agreements.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

15.  CAPITAL STOCK (cont'd)

(d)  STOCK BASED COMPENSATION (cont'd)

     The following table summarizes certain information in respect of option activity under the Stock Option Plan:

                                                                                          WEIGHTED AVERAGE
                                                         NUMBER OF SHARES              EXERCISE PRICE PER SHARE
                                              ----------------------------------   -------------------------------
                                                  2002        2001        2000       2002       2001       2000
                                              ----------  ----------  ----------   ---------  ---------  ---------
     Options outstanding, beginning of year    4,609,086   8,071,072   5,157,400   $   16.98  $   21.91  $   20.18
     Granted                                   2,229,893   1,395,128   3,224,972        4.76       2.95      24.25
     Exercised                                   (42,500)         --    (131,300)       3.11         --       9.06
     Cancelled(1)                               (869,681) (2,867,100 )        --       22.81      21.42         --
     Forfeited                                  (285,900) (1,990,014)   (180,000)      24.66      21.94      26.17
                                              ----------- ----------  ----------
     Options outstanding, end of year          5,640,898   4,609,086   8,071,072       11.31      16.98      21.91
                                              ==========  ==========  ==========
     Options exercisable, end of year          3,360,165   2,549,182   3,269,728       13.89      20.31      19.65
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


     The following table summarizes certain information in respect of options outstanding under the Stock Option Plan at December 31, 2002:

                                           NUMBER OF SHARES
                              --------------------------------------------
                                                                                 WEIGHTED
      RANGE OF EXERCISE                                                      AVERAGE EXERCISE     AVERAGE REMAINING
      PRICES PER SHARE           OUTSTANDING              VESTED              PRICE PER SHARE             TERM
     --------------------      -----------------     -----------------        ---------------     -----------------
     $ 0.00 - $      2.99               364,128               180,459         $          2.62           5.7 Years
     $ 3.00 - $      4.99             2,660,009             1,120,870                    4.10           6.2 Years
     $ 5.00 - $      9.99               429,889               257,064                    6.78           3.8 Years
     $10.00 - $     14.99                11,000                11,000                   13.48           3.1 Years
     $15.00 - $     19.99               258,400               256,400                   16.27           3.7 Years
     $20.00 - $     24.99             1,503,172             1,266,172                   22.26           6.3 Years
     $25.00 - $     28.04               414,300               268,200                   27.11           6.9 Years
                              -----------------     -----------------
      Total                           5,640,898             3,360,165                   11.31           5.7 Years
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

15.  CAPITAL STOCK (cont'd)

(d)  STOCK BASED COMPENSATION (cont'd)

     The Company currently follows APB 25 and if the methodology prescribed by FAS 123 had been adopted by the Company, pro forma results for the year ended December 31, would have been as follows:

                                                                       2002              2001             2000
                                                                 ----------------  ---------------- ----------------
     Net earnings (loss) as reported                             $         11,972  $      (145,114) $        (92,947)
     Stock-based compensation expense, if  the methodology
        prescribed by FAS 123 had been adopted                            (10,765)         (10,290)           (6,367)
                                                                 ----------------  ---------------  ----------------
     Adjusted net earnings (loss)                                $          1,207  $      (155,404) $        (99,314)
                                                                 ================  ===============  ================

     Earnings (loss) per share - basic and fully diluted:
        Net earnings (loss) as reported                          $          0.36   $         (4.69) $         (3.11)
        FAS 123 stock-based compensation expense                 $         (0.32)  $         (0.34) $         (0.21)
                                                                 ---------------   ---------------  ---------------
        Adjusted net earnings (loss)                             $          0.04   $         (5.03) $         (3.32)
                                                                 ===============   ===============  ===============

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

(e)  EARNINGS (LOSS) PER SHARE

                                                                             YEARS ENDED DECEMBER 31,
                                                                 ---------------------------------------------------
                                                                       2002              2001             2000
                                                                 ---------------   ---------------  ----------------
     Net earnings (loss) applicable to common shareholders:
     Earnings (loss) before cumulative effect of changes in
       accounting principles                                     $        11,972   $      (145,114) $       (31,837)
     Cumulative effect of changes in accounting principles,
       net of income tax benefit of $37,286                                  --                --           (61,110)
                                                                 ---------------   ---------------  ----------------
                                                                 $        11,972   $      (145,114) $       (92,947)
                                                                 ===============   ===============  ===============
     Weighted average number of common shares:
     Issued and outstanding, beginning of year                        31,899,114        30,051,514       29,757,888
     Weighted average number of shares
       issued during the year                                          1,044,279           864,167          116,227
                                                                 ---------------   ---------------  ---------------
     Weighted average number of shares used in computing
       basic earnings (loss) per share                                32,943,393        30,915,681       29,874,115
     Assumed exercise of stock options, net of
       shares assumed                                                    362,935               --               --
                                                                 ---------------   ---------------  --------------
     Weighted average number of shares used in computing
       fully diluted earnings (loss) per share                        33,306,328        30,915,681       29,874,115
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

16.  CONSOLIDATED STATEMENTS OF OPERATIONS SUPPLEMENTAL INFORMATION

(a) Included in IMAX systems revenue for 2002 is $5.1 million (2001 - $5.5 million, 2000 - $1.4 million) for restructured and/or terminated lease agreements with customers.

(b) Included in selling, general and administrative expenses for 2002 is $0.4 million (2001 - ($1.4 million), 2000 - ($1.8 million) for net foreign exchange gains (losses) related to the translation of foreign currency denominated monetary assets, liabilities and integrated subsidiaries.



17.  RESTRUCTURING COSTS AND ASSET IMPAIRMENTS (RECOVERIES)

                                                                            YEARS ENDED DECEMBER 31,
                                                                   --------------------------------------------
                                                                         2002             2001         2000
                                                                   -------------    -------------  ------------
Restructuring costs(1) (recovery)                                  $        (497)   $      16,292  $         --
Asset impairments (recovery)
    Fixed assets(2)                                                          376           26,660        11,152
    Other assets                                                              --            3,283            --
                                                                   -------------    -------------  ------------
Total                                                              $        (121)   $      46,235  $     11,152
                                                                   =============    =============  ============

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

     The carrying values of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair values due to the short-term maturity of these instruments. The Company's other financial instruments at December 31, comprise of the following:

                                                                     2002                            2001
                                                        ------------------------------  -------------------------------
                                                           CARRYING       ESTIMATED        CARRYING       ESTIMATED
                                                            AMOUNT        FAIR VALUE        AMOUNT        FAIR VALUE
                                                        -------------   -------------   --------------  ---------------
     Senior Notes due 2005                              $     200,000   $     156,000   $      200,000  $      80,000
     Convertible Subordinated Notes due 2003                    9,143           8,686           29,643          9,189

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

                                                                         2002             2001              2000
                                                                   ---------------  ---------------   --------------
     Discount rate                                                           6.0%             7.0%              7.0%
     Rate of increase in compensation levels                                 nil%             1.5%              1.5%


     The amounts accrued for the plan are determined as follows:

                                                                        2002             2001              2000
                                                                   ---------------  ---------------   ---------------
       Projected benefit obligation:
       Obligation, beginning of year                               $        13,819  $        11,595   $            --
       Obligation arising on initiation of plan                                 --               --            11,321
       Service cost                                                          1,777            1,701               831
       Interest cost                                                         1,029              871               411
       Actuarial loss (gain)                                                   525            (348)             (968)
                                                                   ---------------  ---------------   ---------------
       Obligation, end of year                                     $        17,150  $        13,819   $        11,595
                                                                   ===============  ===============   ===============
     Unfunded status:
       Obligation, end of year                                     $        17,150  $        13,819   $        11,595
       Unrecognized prior service cost                                     (7,826)          (9,224)          (10,622)
       Unrecognized actuarial gain                                             791            1,316               968
                                                                   ---------------  ---------------   ---------------
       Accrued pension liability                                   $        10,115  $         5,911   $         1,941
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


23.  DISCONTINUED OPERATIONS (cont'd)


     The liabilities of discontinued operations are comprised of the following:

                                                                           AT DECEMBER 31,      AT DECEMBER 31,
                                                                                  2002                 2001
                                                                           ------------------   ------------------
        LIABILITIES
        Accrued liabilities(1)                                             $               --   $            2,103
                                                                           ------------------   ------------------
            Total liabilities of discontinued operations                   $               --   $            2,103
                                                                           ==================   ==================

        (1) During 2002, the Company recorded earnings of $2.1 million from discontinued operations relating to future obligations that have been eliminated.

     The net loss from discontinued operations for the years ended December 31, are comprised of the following:

                                                                          2002             2001          2000
                                                                     -------------    -------------  -------------
        Revenue                                                      $          --    $      21,965  $      46,356
                                                                     =============    =============  =============

        Net income (loss) from discontinued operations(1)            $       2,066    $      (8,508) $      (2,055)
        Net loss on disposal of discontinued operations(2)                      --          (42,342)            --
                                                                     -------------    -------------  ------------
        Net income (loss) from discontinued operations               $       2,066    $     (50,850) $      (2,055)
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


     The Company has also reclassified foreign exchange gains (losses) to be included within selling, general and administrative expenses for the fiscal years ended December 31, 2002, 2001 and 2000 in the amounts of $0.4 million, $(1.4) million, and $(1.8) million, respectively. The Company has also reclassified receivable provisions (recoveries) previously included within selling, general and administrative expenses and restructuring costs and asset impairment (recoveries) to be separately reported as receivable provisions, net of (recoveries) in the amounts of $(1.2) million, $17.3 million, and $13.1 million, respectively. The Company has also reclassified long-term receivables from accounts receivable to financing receivables for the years ended December 31, 2002 and 2001 in the amounts of $1.9 million and $0.2 million, respectively.

27.  SUBSEQUENT EVENTS

     In December 2003, the Company completed a private placement of $160.0 million, 9.625% Senior Notes due December 1, 2010 with net proceeds of $154.0 million. Also, the Company completed a tender offer and consent solicitation in December 2003 for the $152.8 million outstanding 7.785% Senior Notes due 2005 in which the Company purchased approximately $123.6 million of such Senior Notes. In January 2004, the Company redeemed the remaining 7.785% Senior Notes not acquired in the tender offer. The 9.625% Senior Notes impose certain restrictions on the Company's operating and financing activities and are unconditionally guaranteed by certain of the Company's wholly-owned subsidiaries. The Company has agreed to conduct an exchange offer to exchange all the outstanding Senior Notes for Senior Notes that are registered under the US Securities Act of 1933.

     On February 6, 2004, the company entered into a new $20.0 million credit facility which is secured by substantially all of the assets of IMAX Corporation and certain of its subsidiaries. The credit facility imposes certain restrictions on the Company's operating and financing activities, including covenants that restrict the Company's ability to: incur certain additional indebtedness; make certain loans, investments or guarantees; pay dividends; make asset sales; incur certain liens or other encumbrances; conduct certain transactions with affiliates and enter into certain corporate transactions.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)



28.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

     The Company's 9.625% senior notes due 2010 are unconditionally guaranteed, jointly and severally by specific wholly-owned subsidiaries of the Company (the "Guarantor Subsidiaries"). The main Guarantor Subsidiaries are David Keighley Productions 70 MM Inc., Sonics Associates Inc., and the subsidiaries that own and operate certain theaters. These guarantees are full and unconditional. The information under the column headed "Non-Guarantor Subsidiaries" relates to the following subsidiaries of the Company (the "Non-Guarantor Subsidiaries"): IMAX Japan Inc., IMAX B.V., and IMAX Entertainment Pte. Inc., which have not provided any guarantees of the senior notes.

     Investments in subsidiaries are accounted for by the equity method for purposes of the supplemental consolidating financial data.

'

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)


28.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Balance Sheets as at December 31, 2002:

                                                                                                 ADJUSTMENTS
                                                    IMAX          GUARANTOR     NON-GUARANTOR        AND        CONSOLIDATED
                                                 CORPORATION     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS      TOTAL
                                                -------------   -------------- --------------- --------------- --------------
ASSETS
Cash and cash equivalents                       $      31,091   $       5,695  $         350   $          --   $      37,136
Accounts receivable                                    10,274           3,373          1,407              --          15,054
Financing receivables                                  50,492           1,249            177              --          51,918
Inventories                                            37,239             280             62          (3,489)         34,092
Prepaid expenses                                        1,856             340            187              --           2,383
Intercompany receivables                               29,740          15,863         13,338         (58,941)             --
Film assets                                               419              --             --              --             419
Fixed assets                                           40,610           5,402              6            (710)         45,308
Other assets                                           10,455              --             --              --          10,455
Deferred income taxes                                   3,770              51             --              --           3,821
Goodwill                                               39,027              --             --              --          39,027
Other intangible assets                                 3,363              --             --              --           3,363
Investments in subsidiaries                            25,472              --             --         (25,472)             --
                                                -------------   -------------  -------------   -------------   -------------
    Total assets                                $     283,808   $      32,253  $      15,527   $     (88,612)  $     242,976
                                                =============   =============  =============   =============   =============

LIABILITIES
Accounts payable                                        2,641           3,113          1,014              --           6,768
Accrued liabilities                                    41,230           1,913            308              --          43,451
Intercompany payables                                  54,093          22,523         10,122         (86,738)             --
Deferred revenue                                       79,759           7,309            216              --          87,284
Senior notes due 2005                                 200,000              --             --              --         200,000
Convertible subordinated notes due 2003                 9,143              --             --              --           9,143
Liabilities of discontinued operation                      --              --             --              --              --
                                                -------------   -------------  -------------   -------------   ------------
    Total liabilities                                 386,866          34,858         11,660         (86,738)        346,646
                                                -------------   -------------  -------------   -------------   -------------

SHAREHOLDER'S DEFICIT
Common stock - no par value.  Authorized -
    unlimited number. Issued and outstanding
    - 32,973,366                                       65,563              --            117            (117)         65,563
Other equity/Additional paid in
  capital/Contributed surplus                             508          46,950             --         (45,916)          1,542
Deficit                                              (170,388)        (48,941)         3,750          44,159        (171,420)
Accumulated other comprehensive income
    (loss)                                              1,259            (614)            --              --             645
                                                -------------   -------------- -------------   -------------   -------------
    Total shareholders' equity (deficit)        $    (103,058)  $      (2,605) $       3,867   $      (1,874)  $    (103,670)
                                                -------------   -------------  -------------   -------------   -------------
    Total liabilities & shareholders' equity
    (deficit)                                   $     283,808   $      32,253  $      15,527   $     (88,612)  $     242,976
                                                =============   =============  =============   =============   =============




In certain guarantor subsidiaries accumulated losses have exceeded the original investment balance. As a result of applying equity accounting, the parent company has consequently reduced intercompany receivable balances with respect to these guarantor subsidiaries in the amounts of $25.2 million.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)


28.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Balance Sheets as at December 31, 2001:

                                                                                                    ADJUSTMENTS
                                                      IMAX           GUARANTOR     NON-GUARANTOR       AND        CONSOLIDATED
                                                   CORPORATION     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS      TOTAL
                                                  -------------   -------------- --------------- --------------- --------------
ASSETS
Cash and cash equivalents                         $      20,039   $       6,144   $         205  $          --   $      26,388
Accounts receivable                                      13,293           2,936           1,843             --          18,072
Financing receivables                                    50,331           1,140             397             --          51,868
Inventories                                              45,095           2,892              53         (5,317)         42,723
Prepaid expenses                                          1,128             508             209             --           1,845
Intercompany receivables                                 31,849          38,285           4,450        (74,584)             --
Film assets                                               4,531           5,982              --             --          10,513
Fixed assets                                             45,602           7,596              12           (558)         52,652
Other assets                                              9,975           1,320              --             --          11,295
Deferred income taxes                                     2,971              51              --             --           3,022
Goodwill                                                 39,027              --              --             --          39,027
Other intangible assets                                   4,107              --              --             --           4,107
Investments in subsidiaries                              19,355              --              --        (19,355)             --
                                                  -------------   -------------   -------------  -------------   -------------
    Total assets                                  $     287,303   $      66,854   $       7,169  $     (99,814)  $     261,512
                                                  =============   =============   =============  =============   =============

LIABILITIES
Accounts payable                                          3,908           1,462           1,365             --           6,735
Accrued liabilities                                      41,687           4,398             312             --          46,397
Intercompany payables                                    44,692          50,597           1,953        (97,242)             --
Deferred revenue                                         83,072          14,873              17         (2,880)         95,082
Senior notes due 2005                                   200,000              --              --             --         200,000
Convertible subordinated notes due 2003                  29,643              --              --             --          29,643
Liabilities of discontinued operation                     2,103              --              --             --           2,103
                                                  -------------   -------------   -------------  -------------   -------------
    Total liabilities                                   405,105          71,330           3,647       (100,122)        379,960
                                                  -------------   -------------   -------------  -------------   -------------

SHAREHOLDER'S DEFICIT
Common stock - no par value.  Authorized -
    unlimited number. Issued and outstanding
    - 31,899,114                                         63,322              --             117           (117)         63,222
Other equity/Addition paid in
  capital/Contributed surplus                                --          46,950              --        (45,916)          1,034
Deficit                                                (182,383)        (50,771)          3,405         46,357        (183,392)
Accumulated other comprehensive income
    (loss)                                                1,259            (655)             --            (16)            588
                                                  -------------   -------------   -------------  -------------   -------------
    Total shareholders' equity (deficit)          $    (117,802)  $      (4,476)  $       3,522  $         308   $    (118,448)
                                                  -------------   -------------   -------------  -------------   -------------
    Total liabilities & shareholders' equity
    (deficit)                                     $     287,303   $      66,854   $       7,169  $     (99,814)  $     261,512
                                                  =============   =============   =============  =============   =============




In certain guarantor subsidiaries accumulated losses have exceeded the original investment balance. As a result of applying equity accounting, the parent company has consequently reduced intercompany receivable balances with respect to these guarantor subsidiaries in the amounts of $21.3 million

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

28.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Operations for the year ended December 31, 2002:

                                                                                              ADJUSTMENTS
                                                  IMAX         GUARANTOR     NON-GUARANTOR        AND         CONSOLIDATED
                                               CORPORATION    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS       TOTAL
                                              -------------  -------------   -------------   -------------   -------------

REVENUE
IMAX systems                                  $      67,991  $       4,704   $       1,388   $      (3,124)  $      70,959
Films                                                24,614         16,849              37            (944)         40,556
Other                                                 5,700         13,383              62             (10)         19,135
                                              -------------  -------------   -------------   -------------   -------------
                                                     98,305         34,936           1,487          (4,078)        130,650
COST OF GOODS AND SERVICES                           48,475         33,177             840          (4,054)         78,438
                                              -------------  -------------   -------------   -------------   -------------
GROSS MARGIN                                         49,830          1,759             647             (24)         52,212

Selling, general and administrative expenses         33,456            707             753             (10)         34,906
Research and development                              2,360              2              --              --           2,362
Amortization of intangibles                           1,418             --              --              --           1,418
Loss (income) from equity-accounted
investees                                            (2,781)           314              --           2,184            (283)
Receivable provisions, net of (recoveries)              563         (1,348)           (448)             --          (1,233)
Restructuring cost and asset impairments,
    (recoveries)                                       (121)            --              --              --            (121)
                                              -------------  -------------   -------------   -------------   -------------
EARNINGS (LOSS) FROM OPERATIONS                      14,935          2,084             342          (2,198)         15,163

Interest income                                         408              2               3              --             413
Interest expense                                    (17,314)          (256)             --              --         (17,570)
Gain on retirement of notes                          11,900             --              --              --          11,900
                                              -------------  -------------   -------------   -------------   -------------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS BEFORE INCOME TAXES                    9,929          1,830             345          (2,198)          9,906
Recovery of (provision for) income taxes                 --             --              --              --              --
                                              -------------  -------------   -------------   -------------   -------------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS                                        9,929          1,830             345          (2,198)          9,906
Net earnings from discontinued operations             2,066             --              --              --           2,066
                                              -------------  -------------   -------------   -------------   -------------
NET EARNINGS (LOSS)                           $      11,995  $       1,830   $         345   $      (2,198)  $      11,972
                                              =============  =============   =============   ==============  =============

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)


28.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Operations for the year ended December 31, 2001:


                                                                                              ADJUSTMENTS
                                                  IMAX         GUARANTOR     NON-GUARANTOR        AND         CONSOLIDATED
                                               CORPORATION    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS       TOTAL
                                              -------------  -------------   -------------   -------------   -------------

REVENUE
IMAX systems                                  $      72,656  $       3,152   $       1,138   $        (364)  $      76,582
Films                                                16,638         13,285              82             (82)         29,923
Other                                                 3,361          8,713             630            (550)         12,154
                                              -------------  -------------   -------------   -------------   -------------
                                                     92,655         25,150           1,850            (996)        118,659
COST OF GOODS AND SERVICES                           69,260         28,382             476            (727)         97,391
                                              -------------  -------------   -------------   -------------   -------------
GROSS MARGIN                                         23,395         (3,232)          1,374            (269)         21,268

Selling, general and administrative expenses         34,001         11,094           1,684             (89)         46,690
Research and development                              2,969            416              --              --           3,385
Amortization of intangibles                           3,005             --              --              --           3,005
Loss (income) from equity-accounted
    investees                                        39,147            503              --         (39,723)            (73)
Receivable provisions, net of (recoveries)           17,262             --              --              --          17,262
Restructuring cost and asset impairments             32,586         15,630             340          (2,321)         46,235
                                              -------------  -------------   -------------   --------------  -------------
EARNINGS (LOSS) FROM OPERATIONS                    (105,575)       (30,875)           (650)         41,864         (95,236)

Interest income                                         828             19              --              --             847
Interest expense                                    (21,743)          (277)             --              --         (22,020)
Gain on retirement of notes                          55,577             --              --              --          55,577
Impairment of long-term investments                  (5,584)            --              --              --          (5,584)
                                              -------------  -------------   -------------   -------------   -------------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS BEFORE INCOME TAXES                  (76,497)       (31,133)           (650)         41,864         (66,416)
Recovery of (provision for) income taxes            (18,156)        (8,134)            194          (1,752)        (27,848)
                                              -------------  -------------   -------------   --------------  -------------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS                                      (94,653)       (39,267)           (456)         40,112         (94,264)
Net earnings (loss) from discontinued
    operations                                      (50,850)            --              --              --         (50,850)
                                              -------------  -------------   -------------   -------------   -------------
NET EARNINGS (LOSS)                           $    (145,503) $     (39,267)  $        (456)  $      40,112   $    (145,114)
                                              =============  =============   =============   =============   =============

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)


28.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Operations for the year ended December 31, 2000:



                                                                                              ADJUSTMENTS
                                                  IMAX         GUARANTOR     NON-GUARANTOR        AND          CONSOLIDATED
                                               CORPORATION    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS        TOTAL
                                              -------------  -------------   -------------   -------------   --------------
REVENUE
IMAX systems                                  $     107,617  $      26,113   $       1,567   $     (22,071)  $     113,226
Films                                                21,209         20,490              82             (70)         41,711
Other                                                 6,114         12,036           2,775          (2,746)         18,179
                                              -------------  -------------   -------------   -------------   -------------
                                                    134,940         58,639           4,424         (24,887)        173,116
COST OF GOODS AND SERVICES                           89,564         46,061           1,385         (24,355)        112,655
                                              -------------  -------------   -------------   -------------   -------------
GROSS MARGIN                                         45,376         12,578           3,039            (532)         60,461

Selling, general and administrative expenses         33,831          6,512           2,284            (548)         42,079
Research and development                              5,440          1,057              --              --           6,497
Amortization of intangibles                           2,948             --              --              --           2,948
Loss (income) from equity-accounted
investees                                             8,606            781              --          (4,576)          4,811
Receivable provisions, net of (recoveries)           12,303            477             306              --          13,086
Restructuring costs and asset impairments                --         11,152              --              --          11,152
                                              -------------  -------------   -------------   -------------   -------------
EARNINGS (LOSS) FROM OPERATIONS                     (17,752)        (7,401)            449           4,592         (20,112)

Interest income                                       3,222             63              --              --           3,285
Interest expense                                    (21,961)            --              --              --         (21,961)
Gain (loss) on retirement of notes                      --              --              --              --              --
Impairment of long-term investments                  (4,133)            --              --              --          (4,133)
                                              -------------  -------------   -------------   -------------   -------------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS BEFORE INCOME TAXES                  (40,624)        (7,338)            449           4,592         (42,921)
Recovery of (provision for) income taxes             11,253          2,355             (42)           (427)         13,139
                                              -------------  -------------   -------------   -------------   -------------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS                                      (29,371)        (4,983)            407           4,165         (29,782)
Net earnings (loss) from discontinued
    operations                                       (2,055)            --              --              --          (2,055)
                                              -------------  -------------   -------------   -------------   -------------
Net earnings (loss) before cumulative effect
    of changes in accounting principles             (31,426)        (4,983)            407           4,165         (31,837)
Cumulative effect of changes in accounting
    principles                                      (61,110)            --              --              --         (61,110)
                                              -------------  -------------   -------------   -------------   -------------
NET EARNINGS (LOSS)                           $     (92,536) $      (4,983)  $         407   $       4,165   $     (92,947)
                                              =============  =============   =============   =============   =============

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)



28.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Cash Flows for the year ended December 31, 2002:


                                                                                                 ADJUSTMENTS
                                                     IMAX         GUARANTOR    NON-GUARANTOR         AND        CONSOLIDATED
                                                  CORPORATION   SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS        TOTAL
                                                 -------------  -------------  -------------   --------------  -------------

CASH PROVIDED BY (USED IN):
OPERATING ACTIVITIES
Net earnings (loss) from continuing operations   $       9,929  $       1,830  $         345   $      (2,198) $       9,906
Items not involving cash:
    Depreciation, amortization and write-downs          16,016            496           (439)             --         16,073
    Loss (income) from equity-accounted
      investees                                         (2,781)           314             --           2,184           (283)
    Deferred income taxes                                 (799)            --             --              --           (799)
    Gain on retirement of notes                        (11,900)            --             --              --        (11,900)
    Stock and other non-cash compensation                3,685             --             --              --          3,685
Investment in film assets                               (8,423)         5,982             --              --         (2,441)
Changes in other non-cash operating assets and
    liabilities                                         15,239         (9,211)           242            (154)         6,116
                                                 -------------  -------------  -------------   -------------- -------------
Net cash provided by (used in) operating
    activities                                          20,966           (589)           148            (168)        20,357
                                                 -------------  -------------  -------------   -------------- -------------

INVESTING ACTIVITIES
Disposal (purchase) of fixed assets                       (786)          (905)            (2)            152         (1,541)
Decrease (increase) in other assets                     (1,970)         1,006             --              --           (964)
Decrease (increase) in other intangible assets            (675)            --             --              --           (675)
                                                 -------------  -------------  -------------   -------------  -------------
Net cash used in investing activities                   (3,431)           101             (2)            152         (3,180)
                                                 -------------  -------------  -------------   -------------  -------------

FINANCING ACTIVITIES
Repurchase of convertible subordinated notes            (6,022)            --             --              --         (6,022)
Common shares issued                                       152             --                                           152
                                                 -------------  -------------  -------------   -------------  -------------
Net cash used in financing activities                   (5,870)            --             --              --         (5,870)
                                                 -------------  -------------  -------------   -------------  -------------

Effects of exchange rate changes on cash                  (613)            39             (1)             16           (559)
                                                 -------------  -------------  -------------   -------------  -------------

INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS, DURING THE PERIOD                      11,052           (449)           145              --         10,748

Cash and cash equivalents, beginning of period          20,039          6,144            205              --         26,388
                                                 -------------  -------------  -------------   -------------  -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD         $      31,091  $       5,695  $         350   $          --  $      37,136
                                                 =============  =============  =============   =============  =============

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)



28.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Cash Flows for the year ended December 31, 2001:


                                                                                                ADJUSTMENTS
                                                     IMAX         GUARANTOR    NON-GUARANTOR        AND         CONSOLIDATED
                                                  CORPORATION   SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS         TOTAL
                                                  ------------  ------------   -------------   ------------   ---------------

CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net earnings (loss) from continuing operations   $     (94,653) $     (39,267) $        (456)  $      40,112  $     (94,264)
Items not involving cash:
    Depreciation, amortization and write-downs          82,834         19,242            384          (2,659)        99,801
    Loss (income) from equity-accounted
      investees                                         39,147            503             --         (39,723)           (73)
    Deferred income taxes                               31,253          8,662           (496)          1,992         41,411
    Loss (gain) on retirement of notes                 (55,577)            --             --              --        (55,577)
    Impairment of long-term investments                  5,584             --             --              --          5,584
    Stock and other non-cash compensation                5,182             --             --              --          5,182
Investment in film assets                               (7,889)           174             --            (582)        (8,297)
Changes in other non-cash operating assets and
    liabilities                                          5,487          7,791            334             908         14,520
Net cash provided by (used in) discontinued
    operations                                          (5,607)            --             --              --         (5,607)
                                                 -------------  -------------  -------------   -------------  -------------
Net cash provided by (used in) operating
    activities                                           5,761         (2,895)          (234)             48          2,680
                                                 -------------  -------------  -------------   -------------  -------------

INVESTING ACTIVITIES
Disposal (purchase) of fixed assets                        136         (1,083)           102            (246)        (1,091)
Decrease (increase) in other assets                        208            734             --             198          1,140
Decrease (increase) in other intangible assets            (642)            --             --              --           (642)
Net sale of investments in marketable                    7,529             --             --              --          7,529
    securities
Acquisition of minority interest in Sonics                (621)          (420)            --              --         (1,041)
Investment in subsidiaries                                  --             --             --              --             --
Net cash used in investing activities from
    discontinued operations                               (217)            --             --              --           (217)
                                                 -------------  -------------  -------------   -------------  -------------
Net cash used in investing activities                    6,393           (769)           102             (48)         5,678
                                                 -------------  -------------  -------------   -------------  -------------

FINANCING ACTIVITIES
Repurchase of convertible subordinated notes           (12,540)            --             --              --        (12,540)
Common shares issued                                        31             --             --              --             31
                                                 -------------  -------------  -------------   -------------  -------------
Net cash used in financing activities                  (12,509)            --             --              --        (12,509)
                                                 -------------  -------------  -------------   -------------  -------------

Effects of exchange rates on cash continuing
    operations                                          (2,013)           (33)           (20)             --         (2,066)
Effects of exchange rates on cash discontinued
    operations                                           1,697             --             --              --          1,697
                                                 -------------  -------------  -------------   -------------  -------------
Effects of exchange rate changes on cash                  (316)           (33)           (20)             --           (369)
                                                 -------------  -------------  -------------   -------------  -------------

INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS FROM CONTINUING OPERATIONS               3,456         (3,697)          (152)             --           (393)
Increase (decrease) in cash and cash
    equivalents from discontinued operations            (4,127)            --             --              --         (4,127)
                                                 -------------  -------------  -------------   -------------  -------------
INCREASE DECREASE IN CASH AND CASH
    EQUIVALENTS, DURING THE PERIOD                        (671)        (3,697)          (152)             --         (4,520)

Cash and cash equivalents, beginning of period          20,710          9,841            357              --         30,908
                                                 -------------  -------------  -------------   -------------  -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD         $      20,039  $       6,144  $         205   $          --   $     26,388
                                                 =============  =============  =============   =============  =============

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)


28.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Cash Flows for the year ended December 31, 2000:


                                                                                                ADJUSTMENTS
                                                     IMAX         GUARANTOR    NON-GUARANTOR        AND        CONSOLIDATED
                                                  CORPORATION   SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS        TOTAL
                                                 ------------   ------------   -------------   ------------    ------------
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net earnings (loss) from continuing operations   $     (29,371) $      (4,983) $         407   $       4,165  $     (29,782)
Items not involving cash:
    Depreciation, amortization and write-downs          47,547         14,181            399            (501)        61,626
    Loss (income) from equity-accounted                  8,606            781             --          (4,576)         4,811
        investees
    Deferred income taxes                               (2,684)        (3,055)          (167)            705         (5,201)
    Impairment of long-term investments                  4,133             --             --              --          4,133
    Stock and other non-cash compensation                1,242             --             --              --          1,242
Investment in film assets                              (18,296)        (1,369)            --              --        (19,665)
Changes in other non-cash operating assets and
    liabilities                                        (58,452)       (12,730)        (3,613)            866        (73,929)
Net cash provided by (used in) operating
    activities from discontinued operations              2,676             --             --              --          2,676
                                                 -------------  -------------  -------------   -------------  -------------
    Net cash provided by (used in) operating           (44,599)        (7,175)        (2,974)            659        (54,089)
        activities                               -------------  -------------  -------------   -------------  -------------

INVESTING ACTIVITIES
Disposal (purchase) of fixed assets                    (22,832)        (5,310)           515             (16)       (27,643)
Decrease (increase) in other assets                     (3,340)        (2,246)            --            (604)        (6,190)
Net sale of investments in marketable                   81,503             --             --              --         81,503
    securities
Acquisition of Digital Projection Inc., net               (900)            --             --              --           (900)
    cash acquired
Acquisition of minority interest in Sonics                (295)            --             --              --           (295)
Investments in subsidiaries                             (9,885)            --             --           9,885             --
Net cash used in investing activities from
    discontinued operations                             (1,139)            --             --              --         (1,139)
                                                 -------------  -------------  -------------   -------------  -------------
Net cash provided by (used in) investing                43,112         (7,556)           515           9,265         45,336
    activities                                   -------------  -------------  -------------   -------------  -------------

FINANCING ACTIVITIES
Other equity/Additional paid in
    capital/Contributed surplus issued                      --          9,885             --          (9,885)            --
Common shares issued                                     1,442             --             --              --          1,442
Paid - in - capital on stock options                        --          1,034             --              --          1,034
                                                 -------------  -------------  -------------   -------------  -------------
Net cash used in financing activities                    1,442         10,919             --          (9,885)         2,476
                                                 -------------  -------------  -------------   -------------  -------------
Effect of exchange rates on cash from
    continuing operations                                2,003            112             49             (39)         2,125
Effect of exchange rates on cash from
    discontinued operations                                487             --             --              --            487
                                                 -------------  -------------  -------------   -------------  -------------
Effects of exchange rate changes on cash                 2,490            112             49             (39)         2,612
                                                 -------------  -------------  -------------   -------------  -------------
INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS, FROM CONTINUING OPERATIONS                421         (3,700)        (2,410)             --         (5,689)
Increase (decrease) in cash and cash
    equivalents from discontinued operations             2,024             --             --              --          2,024
                                                 -------------  -------------  -------------   -------------  -------------
INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS DURING THE YEAR                          2,445         (3,700)        (2,410)             --         (3,665)
Cash and cash equivalents, beginning of period          18,265         13,541          2,767              --         34,753
                                                 -------------  -------------  -------------   -------------  -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $      20,710  $       9,841  $         357   $          --  $      30,908
                                                 =============  =============  =============   =============  =============

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

                                                                                      SHARES BENEFICIALLY OWNED
                                                                             -------------------------------------------
TITLE OF  CLASS                        BENEFICIAL OWNERS                     NUMBER OF SHARES(1)           % OF CLASS(2)
-----------------    ---------------------------------------------------     -------------------           -------------

Common Shares        WASSERSTEIN MANAGEMENT PARTNERS, L.P.:                       10,195,384       (3)           30.92
                       Wasserstein Perella Partners, L.P.
                       Wasserstein Perella Offshore Partners, L.P.
                       WPPN, L.P.
                       Michael J. Biondi solely in his capacity as
                            Voting Trustee
                       Wasserstein Capital, L.P.

                     PRUDENTIAL FINANCIAL, INC.:                                   2,050,275       (4)           6.22
                       Prudential Financial, Inc.
                       Jennison Associates LLC

                     Richard L. Gelfond .........................................  2,326,900       (5)           6.89
                     Bradley J. Wechsler ........................................  2,211,800       (6)           6.55
                     Kenneth G. Copland .........................................     45,602       (7)           *
                     J. Trevor Eyton ............................................     25,934       (8)           *
                     Michael Fuchs...............................................     21,741       (9)           *
                     Garth M. Girvan ............................................     71,636      (10)           *
                     Ellis B. Jones..............................................     25,668      (11)           *
                     G. Edmund King .............................................     35,602       (7)           *
                     Murray B. Koffler ..........................................     40,200      (12)           *
                     Marc A. Utay ...............................................    437,602      (13)           1.32
                     W. Townsend Ziebold ........................................     35,602       (7)           *
                     Greg Foster.................................................     78,333      (14)           *
                     Francis T. Joyce............................................     33,333      (15)           *
                     Robert D. Lister............................................     58,333      (16)           *
                     David B. Keighley...........................................    110,833      (17)           *
                     All executive officers and directors as a group (23 persons)  5,686,287      (18)           16.05

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


(a)(2)   FINANCIAL STATEMENT SCHEDULES

         Financial statement schedule for each year in the three-year period ended December 31, 2002

         II.   Valuation and Qualifying Accounts


(a)(3)   EXHIBITS

      The Items listed as Exhibits 10.1 to 10.15 relate to management contracts or compensatory plans or arrangements.

EXHIBIT NO.     DESCRIPTION
-----------     -----------
3.1             Articles of Amalgamation of IMAX Corporation, dated January 1, 2002.  Incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended December 31, 2001.
3.2             New By-Law No.1 of IMAX Corporation enacted on June 7, 1999. Incorporated by reference to Exhibit
                3.2 to Form 10-Q for the quarter ended September 30, 1999.
4.1             Share Option Agreement, dated as of March 1, 1994, between WGIM Acquisition Corporation and
                Douglas Trumbull. Incorporated by reference to Exhibit 4.1 to Form 10-K for the year ended
                December 31, 2000.
4.2             Shareholders' Agreement, dated as of January 3, 1994, among WGIM Acquisition Corporation, the
                Selling Shareholders as defined therein, Wasserstein Perella Partners, L.P., Wasserstein Perella
                Offshore Partners, L.P., Bradley J. Wechsler, Richard L. Gelfond and Douglas Trumbull (the
                "Selling Shareholders' Agreement").  Incorporated by reference to Exhibit 4.2 to Form 10-K for the year ended December 31, 2000.
4.3             Amendment, dated as of March 1, 1994, to the Selling Shareholders' Agreement. Incorporated by
                reference to Exhibit 4.3 to Form 10-K for the year ended December 31, 2000.
4.4             Amended and Restated Shareholders' Agreement, dated as of February 9, 1999 by and among
                Wasserstein Perella Partners, L.P., Wasserstein Perella Offshore Partners, L.P., WPPN Inc., the
                Michael J. Biondi Voting Trust, Bradley J. Wechsler and Richard L. Gelfond and IMAX Corporation.
                Incorporated by reference to Exhibit 4.10 to Form 10-K for the year ended December 31, 1998.
4.5             Standstill Agreement, dated as of July 9, 2001 among IMAX Corporation, Richard L. Gelfond and
                Bradley J. Wechsler. Incorporated by reference to Exhibit 4.9 to Form 10-Q for the period ended
                June 30, 2001.
4.6             Registration Rights Agreement, dated as of February 9, 1999, by and among IMAX Corporation,
                Wasserstein Perella Partners, L.P., Wasserstein Perella Offshore Partners, L.P., WPPN Inc., the
                Michael J. Biondi Voting Trust, Bradley J. Wechsler and Richard L. Gelfond. Incorporated by
                reference to Exhibit 4.12 to Form 10-K for the year ended December 31, 1998.
4.7             Indenture, dated as of April 9, 1996, between IMAX Corporation and Chemical Bank, as Trustee, related to the issue of the 5.75% Convertible Subordinated Notes due April 1, 2003. Incorporated
                by reference to Exhibit 4.3 to Amendment No.2 to the Company's Registration Statement on Form F-3
                (File No. 333-5212).
4.8             Indenture, dated as of December 4, 1998 between IMAX Corporation and U.S. Bank Trust, N.A., as
                Trustee, related to the issue of the 7.875% Senior Notes due December 1, 2005. Incorporated by
                reference to Exhibit 4.9 to Form 10-K for the year ended December 31, 1998.
10.1            Stock Option Plan of IMAX Corporation, dated June 7, 1999. Incorporated by reference to Exhibit
                10.1 to Form 10-Q for the quarter ended September 30, 1999.
10.2            Employment Agreement, dated as of July 15, 1997 between David Keighley Productions 70MM Inc. and
                David B. Keighley. Incorporated by reference to Exhibit 10.2 to Form 10-K for the year ended
                December 31, 2002.
10.3            Employment Agreement, dated July 1, 1998 between IMAX Corporation and Bradley J. Wechsler.
                Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 1998.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (cont'd)

(a)(3)   EXHIBITS (cont'd)

EXHIBIT NO.     DESCRIPTION
-----------     -----------

10.4            Amended Employment Agreement, dated July 12, 2000 between IMAX Corporation and Bradley J.
                Wechsler. Incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended September
                30, 2000.
10.5            Amended Employment Agreement, dated April 3, 2001 between IMAX Corporation and Bradley J.
                Wechsler. Incorporated by reference to Exhibit 10.15 to Form 10-Q for the quarter ended March 31,
                2001.
10.6            Amended Employment Agreement, dated April 23, 2002 between IMAX Corporation and Bradley J.
                Weschler.  Incorporated by reference to Exhibit 10.14 to Form 10-Q for the quarter ended June 30,
                2002.
10.7            Employment Agreement, dated July 1, 1998 between IMAX Corporation and Richard L. Gelfond.
                Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 1998.
10.8            Amended Employment Agreement, dated July 12, 2000 between IMAX Corporation and Richard L.
                Gelfond. Incorporated by reference to Exhibit 10.9 to Form 10-Q for the quarter ended September
                30, 2000.
10.9            Amended Employment Agreement, dated April 3, 2001 between IMAX Corporation and Richard L.
                Gelfond. Incorporated by reference to Exhibit 10.16 to Form 10-Q for the quarter ended March 31,
                2001.
10.10           Amended Employment Agreement, dated April 23, 2002 between IMAX Corporation and Richard L.
                Gelfond.  Incorporated by reference to Exhibit 10.13 to Form 10-Q for the quarter ended June 30,
                2002.
10.11           Employment Agreement, dated March 9, 2001 between IMAX Corporation and Greg Foster.  Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 2001.
10.12           Amending Agreement, dated August 8, 2002 between IMAX Corporation and Greg Foster. Incorporated by reference to Exhibit 10.12 to Form 10-K for the year ended December 31, 2002.
10.13           Employment Agreement, dated May 9, 2001 between IMAX Corporation and Francis T. Joyce.
                Incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended December 31, 2002.
10.14           Employment Agreement, dated May 17, 1999 between IMAX Corporation and Robert D. Lister.
                Incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended December 31, 2002.
10.15           Amended Employment Agreement, dated April 4, 2001 between IMAX Corporation and Robert D. Lister.
                Incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended December 31, 2002.
21              Subsidiaries of IMAX Corporation. Incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended December 31, 2002.
*23             Consent of PricewaterhouseCoopers LLP.
24              Power of Attorney of certain directors. Incorporated by reference to Exhibit 10.24 to Form 10-K for the year ended December 31, 2002.
*31.1           Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002, dated February 27,
                2004, by Bradley J. Wechsler.
*31.2           Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002, dated February 27,
                2004, by Richard L. Gelfond.
*31.3           Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002, dated February 27,
                2004, by Francis T. Joyce.
*32.1           Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, dated February 27,
                2004, by Bradley J. Wechsler.
*32.2           Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, dated February 27,
                2004, by Richard L. Gelfond.
*32.3           Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, dated February 27,
                2004, by Francis T. Joyce.

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


                                        IMAX CORPORATION


                                        By       /s/ FRANCIS T. JOYCE
                                           -------------------------------------
                                                   Francis T. Joyce
                                                Chief Financial Officer

Date:  February 27, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2004.






        /s/ BRADLEY J. WECHSLER                          /s/ RICHARD L. GELFOND                          /s/ FRANCIS T. JOYCE
----------------------------------------      ---------------------------------------------     ------------------------------------
          Bradley J. Wechsler                              Richard L. Gelfond                              Francis T. Joyce
             Director and                                     Director and                              Chief Financial Officer
      Co-Chief Executive Officer                       Co-Chief Executive Officer                    (Principal Financial Officer)
     (Principal Executive Officer)                   (Principal Executive Officer)





         /s/ KATHRYN A. GAMBLE                            KENNETH G. COPLAND*                               MICHAEL FUCHS*
----------------------------------------      ---------------------------------------------     ------------------------------------
           Kathryn A. Gamble                               Kenneth G. Copland                                Michael Fuchs
Vice President, Finance and Controller                          Director                                       Director
    (Principal Accounting Officer)





           GARTH M. GIRVAN*                                  MARC A. UTAY*
----------------------------------------      ---------------------------------------------
            Garth M. Girvan                                   Marc A. Utay
               Director                                         Director





                                     By        *     /s/ FRANCIS T. JOYCE
                                          --------------------------------------
                                          Francis T. Joyce (as attorney-in-fact)