Form 10-Q/A
period 2003-03-31
IMAX CORP
filed 2004-02-27
CIK 921582

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-24216


                                IMAX CORPORATION
             (Exact name of registrant as specified in its charter)


               Canada                                         98-0140269
----------------------------------------                ----------------------
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                       Identification Number)


2525 Speakman Drive, Mississauga, Ontario, Canada              L5K 1B1
---------------------------------------------------         ---------------
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

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                          Outstanding as of April 30, 2003
--------------------------                     ---------------------------------
Common stock, no par value                     32,973,366


================================================================================

                                IMAX CORPORATION

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements............................................................................3

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..................................................22

Item 3.           Quantitative and Qualitative Factors about Market Risk.........................................29

Item 4.           Controls and Procedures........................................................................29

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings..............................................................................30

Item 6.           Listings of Exhibits and Reports on Form 8-K...................................................31

Signatures.......................................................................................................32


         IMAX Corporation (the "Company") is filing this Amendment No. 1 on Form 10-Q/A (the "Form 10-Q/A") to amend Item 1 of its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003, which was originally filed with the Securities and Exchange Commission (the "SEC") on May 6, 2003. Specifically,
Note 17 to the Condensed Consolidated Financial Statements now provides financial information relating to the Company's Guarantor Subsidiaries and Non-Guarantor Subsidiaries, as defined therein. The Company has also reclassified foreign exchange gains (losses) to be included within selling general and administrative expenses for the three months ended March 31, 2003 and 2002 in the amounts of $0.4 million and $(0.4) million, respectively. The Company has also reclassified receivable provisions (recoveries) previously included within selling, general and administrative expenses and restructuring costs and asset impairment (recoveries) to be separately reported as receivable provisions, net of (recoveries) in the amounts of $0.6 million, and $1.1 million, respectively. In addition, Item 4 has been updated to reflect recent SEC pronouncements. No other information included in the Form 10-Q is amended hereby.

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

                                IMAX CORPORATION



                                                                                                               PAGE
                                                                                                               ----
PART I   FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS


                  The following Condensed Consolidated Financial Statements are filed as part of this Report:

                  Condensed Consolidated Balance Sheets as at March 31, 2003
                  and December 31, 2002...........................................................................4

                  Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2003 and 2002.....................................................5

                  Condensed Consolidated Statements of Cash Flows
                  for the three month periods ended March 31, 2003 and 2002.......................................6

                  Notes to Condensed Consolidated Financial Statements............................................7



                                IMAX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
                         (in thousands of U.S. dollars)


                                                                 MARCH 31,
                                                                   2003        DECEMBER 31,
                                                                (UNAUDITED)        2002
                                                                 ---------      ---------
ASSETS
Cash and cash equivalents (note 6(f))                            $  37,113      $  37,136
Accounts receivable, less allowance for doubtful accounts of     $   9,838
  (2002 - $9,248)                                                   14,914         15,054
Financing receivables (note 3)                                      52,478         51,918
Inventories (note 4)                                                30,159         34,092
Prepaid expenses                                                     2,498          2,383
Film assets                                                            560            419
Fixed assets                                                        44,278         45,308
Other assets                                                         9,908         10,455
Deferred income taxes (note 9)                                       3,821          3,821
Goodwill                                                            39,027         39,027
Other intangible assets                                              3,396          3,363
                                                                 ---------      ---------
   Total assets                                                  $ 238,152      $ 242,976
                                                                 =========      =========
LIABILITIES
Accounts payable                                                 $   6,680      $   6,768
Accrued liabilities                                                 45,279         43,451
Deferred revenue                                                    78,264         87,284
Senior notes due 2005                                              200,000        200,000
Convertible subordinated notes due 2003 (note 5)                     9,143          9,143
                                                                 ---------      ---------
   Total liabilities                                               339,366        346,646
                                                                 ---------      ---------
COMMITMENTS AND CONTINGENCIES (note 6)
SHAREHOLDERS' EQUITY (DEFICIT)
Capital stock.  Common shares - no par value.  Authorized -
  unlimited number
  Issued and outstanding - 32,973,366 (2002 - 32,973,366)           65,563         65,563
Other equity (note 10)                                               1,575          1,542
Deficit                                                           (168,997)      (171,420)
Accumulated other comprehensive income                                 645            645
                                                                 ---------      ---------
   Total shareholders' equity (deficit)                           (101,214)      (103,670)
                                                                 ---------      ---------
   Total liabilities and shareholders' equity (deficit)          $ 238,152      $ 242,976
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

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                ----------------------
                                                                                  2003          2002
                                                                                --------      --------
REVENUE
IMAX systems (note 7)                                                           $ 22,315      $ 20,385
Films                                                                              6,835         6,067
Other                                                                              4,822         4,823
                                                                                --------      --------
                                                                                  33,972        31,275
COSTS OF GOODS AND SERVICES                                                       18,266        17,868
                                                                                --------      --------
GROSS MARGIN                                                                      15,706        13,407
Selling, general and administrative expenses                                       8,144         9,115
Research and development                                                             712           204
Amortization of intangibles                                                          140           388
Loss (income) from equity-accounted investees                                       (287)           56
Receivable provisions, net of recoveries (note 8)                                    614         1,087
                                                                                --------      --------
EARNINGS FROM OPERATIONS                                                           6,383         2,557
Interest income                                                                      265            85
Interest expense                                                                  (4,288)       (4,319)
Gain on repurchase of convertible subordinated notes (note 5)                         --        12,224
                                                                                --------      --------
NET EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                        2,360        10,547
Provision for income taxes (note 9)                                                 (137)           --
                                                                                --------      --------
NET EARNINGS FROM CONTINUING OPERATIONS                                            2,223        10,547
Net earnings from discontinued operations (note 14)                                  200            --
                                                                                --------      --------
NET EARNINGS                                                                       2,423        10,547
                                                                                ========      ========
EARNINGS PER SHARE (note 10): Earnings per share - basic and fully diluted:
  Net earnings from continuing operations                                       $   0.07      $   0.32
  Net earnings from discontinued operations                                     $     --      $     --
                                                                                --------      --------
  Net earnings                                                                  $   0.07      $   0.32
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
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                  ----------------------------
                                                                     2003              2002
                                                                   --------          --------
CASH PROVIDED BY (USED IN):
OPERATING ACTIVITIES
Net earnings from continuing operations                            $  2,223          $ 10,547
Items not involving cash:
   Depreciation, amortization and write-downs                         3,201             6,317
   Loss (income) from equity-accounted investees                       (287)               56
   Deferred income taxes                                                 --              (221)
   Gain on repurchase of convertible subordinated notes                  --           (12,224)
   Stock and other non-cash compensation                              1,101             1,618
   Non-cash foreign exchange (gain) loss                               (205)               55
Investment in film assets                                              (240)           (1,405)
Changes in other non-cash operating assets and liabilities           (5,350)              713
                                                                   --------          --------
Net cash provided by operating activities                               443             5,456
                                                                   --------          --------
INVESTING ACTIVITIES
Purchase of fixed assets                                               (323)             (693)
Increase in other assets                                               (195)             (448)
Increase in other intangible assets                                    (172)             (229)
                                                                   --------          --------
Net cash used in investing activities                                  (690)           (1,370)
                                                                   --------          --------
FINANCING ACTIVITIES
Repurchase of convertible subordinated notes                             --            (5,172)
Receipt on note receivable from discontinued operations                 200                --
Common shares issued                                                     --                 4
                                                                   --------          --------
Net cash used in financing activities                                   200            (5,168)
                                                                   --------          --------
Effects of exchange rate changes on cash                                 24                57
                                                                   --------          --------
Decrease in cash and cash equivalents, during the period                (23)           (1,025)
Cash and cash equivalents, beginning of period                       37,136            26,388
                                                                   --------          --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $ 37,113          $ 25,363
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

8.       RECEIVABLE PROVISIONS, NET OF RECOVERIES

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                  -----------------------
                                                                   2003            2002
                                                                  -------         -------
         Accounts receivable provisions (recoveries), net         $   614         $  (498)
         Financing receivables provisions, net                    $    --         $ 2,573
         Recovery of asset impairment provisions
             Financing receivables (1)                            $    --         $  (988)
                                                                  -------         -------
         Receivable provisions, net of recoveries                 $   614         $ 1,087
                                                                  =======         =======


         (1) For the quarter ended March 31, 2003, the Company recorded a recovery of previously provided amounts of $nil million (2002
                  - $1.0 million) as collectibility uncertainty associated with certain leases was resolved by amendment, settlement of the leases, or other resolving conditions.

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

10.      CAPITAL STOCK

(a)      STOCK BASED COMPENSATION

         The Company currently follows the intrinsic value method of accounting for employee stock options as prescribed by APB 25. If the fair value methodology prescribed by FAS 123 had been adopted by the Company, pro forma results for the three months ended March 31, would have been as follows:

                                                                        2003               2002
                                                                      ---------          ----------
         Net earnings as reported                                     $   2,423          $   10,547
         Stock based compensation expense, if the methodology
            prescribed by FAS 123 had been adopted                       (2,223)             (2,529)
                                                                      ---------          ----------
         Adjusted net earnings                                        $     200          $    8,018
                                                                      =========          ==========
         Earnings per share - basic and fully diluted:
            Net earnings as reported                                  $    0.07          $     0.32
            FAS 123 stock based compensation expense                  $   (0.06)         $    (0.08)
                                                                      ---------          ----------
            Adjusted net earnings                                     $    0.01          $     0.24
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

10.      CAPITAL STOCK (cont'd)

(b)      EARNINGS PER SHARE

         Reconciliations of the numerators and denominators of the basic and fully diluted per-share computations, are comprised of the following:

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                   -----------------------
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

11.      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTAL
         INFORMATION

                                                                                       THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                    ----------------------
                                                                                      2003          2002
                                                                                    ---------    ---------
         Interest paid                                                                $ 20         $141
         Income taxes paid                                                            $534         $221


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

                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                 ---------------------------
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

15.      AMENDMENTS

         The Company has reclassified foreign exchange gains (losses) to be included within selling, general and administrative expenses for the three months ended March 31, 2003 and 2002 in the amounts of $0.4 million and $(0.4) million, respectively. The Company has also reclassified receivable provisions (recoveries) previously included within selling, general and administrative expenses and restructuring costs and asset impairments (recoveries) to be separately reported as receivable provisions, net of (recoveries) in the amounts of $0.6 million, and $1.1 million, respectively.

16.      SUBSEQUENT EVENTS

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

17.      SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

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

17.      SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Balance Sheets as at March 31, 2003:


                                                                                              ADJUSTMENTS
                                                  IMAX         GUARANTOR     NON-GUARANTOR        AND         CONSOLIDATED
                                               CORPORATION    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS       TOTAL
                                               -----------    ------------    ------------    ------------    ------------
ASSETS
Cash and cash equivalents                     $      31,265  $       5,348   $         500   $          --   $      37,113
Accounts receivable                                   9,186          4,733             995              --          14,914
Financing receivables                                51,091          1,244             143              --          52,478
Inventories                                          33,348            272              62          (3,523)         30,159
Prepaid expenses                                      1,663            601             234             --            2,498
Intercompany receivables                             32,052         12,128          13,848         (58,028)             --
Film assets                                             560             --              --              --             560
Fixed assets                                         39,587          5,374               6            (689)         44,278
Other assets                                          9,942            (34)             --              --           9,908
Deferred income taxes                                 3,770             51              --              --           3,821
Goodwill                                             39,027             --              --              --          39,027
Other intangible assets                               3,396             --              --              --           3,396
Investments in subsidiaries                          26,369             --              --         (26,369)             --
                                              -------------  -------------   -------------   -------------   -------------
    Total assets                              $     281,256  $      29,717   $      15,788   $     (88,609)  $     238,152
                                              =============  =============   =============   =============   =============

LIABILITIES
Accounts payable                                      2,875          3,131             674              --           6,680
Accrued liabilities                                  43,504          1,601             174              --          45,279
Intercompany payables                                54,605         21,625          10,776         (87,006)             --
Deferred revenue                                     71,718          6,360             186             --           78,264
Senior notes due 2005                               200,000             --              --              --         200,000
Convertible subordinated notes due 2003               9,143             --              --              --           9,143
                                              -------------  -------------   -------------   -------------   -------------
    Total liabilities                               381,845         32,717          11,810         (87,006)        339,366
                                              -------------  -------------   -------------   -------------   -------------

SHAREHOLDER'S DEFICIT
Common stock - no par value.  Authorized -
    unlimited number. Issued and
    outstanding - 32,973,366                         65,563             --             117            (117)         65,563

Other equity/Additional paid in
  capital/Contributed surplus                           541         46,950              --         (45,916)          1,575
Deficit                                            (167,952)       (49,336)          3,861          44,430        (168,997)
Accumulated other comprehensive income
    (loss)                                            1,259           (614)             --              --             645
                                              -------------  -------------   -------------   -------------   -------------
    Total shareholders' equity (deficit)      $    (100,589) $      (3,000)  $       3,978   $      (1,603)  $    (101,214)
                                              -------------  -------------   -------------   -------------   -------------
    Total liabilities & shareholders'
    equity (deficit)                          $     281,256  $      29,717   $      15,788   $     (88,609)  $     238,152
                                              =============  =============   =============   =============   =============

In certain guarantor subsidiaries accumulated losses have exceeded the original investment balance. As a result of applying equity accounting, the parent company has consequently reduced intercompany receivable balances with respect to these guarantor subsidiaries in the amounts of $26.4 million.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)

17.      SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Balance Sheets as at December 31, 2002:


                                                                                              ADJUSTMENTS
                                                  IMAX         GUARANTOR     NON-GUARANTOR        AND         CONSOLIDATED
                                               CORPORATION    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS       TOTAL
                                               -----------    ------------    ------------    ------------    ------------
ASSETS
Cash and cash equivalents                     $      31,091  $       5,695   $         350   $          --   $      37,136
Accounts receivable                                  10,274          3,373           1,407              --          15,054
Financing receivables                                50,492          1,249             177              --          51,918
Inventories                                          37,239            280              62          (3,489)         34,092
Prepaid expenses                                      1,856            340             187              --           2,383
Intercompany receivables                             29,740         15,863          13,338         (58,941)             --
Film assets                                             419             --              --              --             419
Fixed assets                                         40,610          5,402               6            (710)         45,308
Other assets                                         10,455             --              --              --          10,455
Deferred income taxes                                 3,770             51              --              --           3,821
Goodwill                                             39,027             --              --              --          39,027
Other intangible assets                               3,363             --              --              --           3,363
Investments in subsidiaries                          25,472             --              --         (25,472)             --
                                              -------------  -------------   -------------   -------------   -------------
    Total assets                              $     283,808  $      32,253   $      15,527   $     (88,612)  $     242,976
                                              =============  =============   =============   =============   =============

LIABILITIES
Accounts payable                                      2,641          3,113           1,014              --           6,768
Accrued liabilities                                  41,230          1,913             308              --          43,451
Intercompany payables                                54,093         22,523          10,122         (86,738)             --
Deferred revenue                                     79,759          7,309             216              --          87,284
Senior notes due 2005                               200,000             --              --              --         200,000
Convertible subordinated notes due 2003               9,143             --              --              --           9,143
Liabilities of discontinued operation                    --             --              --              --              --
                                              -------------  -------------   -------------   -------------   ------------
    Total liabilities                               386,866         34,858          11,660         (86,738)        346,646
                                              -------------  -------------   -------------   -------------   -------------

SHAREHOLDER'S DEFICIT
Common stock - no par value.  Authorized -
    unlimited number. Issued and
    outstanding - 32,973,366                         65,563             --             117            (117)         65,563

Other equity/Additional paid in
  capital/Contributed surplus                           508         46,950              --         (45,916)          1,542
Deficit                                            (170,388)       (48,941)          3,750          44,159        (171,420)
Accumulated other comprehensive income
    (loss)                                            1,259           (614)             --              --             645
                                              -------------  -------------   -------------   -------------   -------------
    Total shareholders' equity (deficit)      $    (103,058) $      (2,605)  $       3,867   $      (1,874)  $    (103,670)
                                              -------------  -------------   -------------   -------------   -------------
    Total liabilities & shareholders'
    equity (deficit)                          $     283,808  $      32,253   $      15,527   $     (88,612)  $     242,976
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

17.      SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Operations for the three months ended March 31, 2003:

                                                                                                  ADJUSTMENTS
                                                    IMAX           GUARANTOR      NON-GUARANTOR       AND        CONSOLIDATED
                                                 CORPORATION      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS       TOTAL
                                                 -----------      ------------    ------------    ------------   ------------
REVENUE
IMAX systems                                       $ 21,862        $  1,850        $    318        $ (1,715)       $ 22,315
Films                                                 4,042           3,394              17            (618)          6,835
Other                                                 1,381           3,434             107            (100)          4,822
                                                   --------        --------        --------        --------        --------
                                                     27,285           8,678             442          (2,433)         33,972
COST OF GOODS AND SERVICES                           11,771           8,741             174          (2,420)         18,266
                                                   --------        --------        --------        --------        --------
GROSS MARGIN                                         15,514             (63)            268             (13)         15,706

Selling, general and administrative expenses          7,710             277             157              --           8,144
Research and development                                712              --              --              --             712
Amortization of intangibles                             140              --              --              --             140
Loss (income) from equity-accounted
   investees                                            (37)             34              --            (284)           (287)
Receivable provisions (recoveries), net                 614              --              --              --             614
Restructuring recoveries                                 --              --              --              --              --
                                                   --------        --------        --------        --------        --------
EARNINGS (LOSS) FROM OPERATIONS                       6,375            (374)            111             271           6,383

Interest income                                         265              --              --              --             265
Interest expense                                     (4,279)             (9)             --              --          (4,288)
Gain (loss) on retirement of notes                       --              --              --              --              --
Recovery on long-term investments                        --              --              --              --              --
                                                   --------        --------        --------        --------        --------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS BEFORE INCOME TAXES                    2,361            (383)            111             271           2,360
Provision for income taxes                             (125)            (12)             --              --            (137)
                                                   --------        --------        --------        --------        --------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS                                        2,236            (395)            111             271           2,223
Net earnings from discontinued operations               200              --              --              --             200
                                                   --------        --------        --------        --------        --------
NET EARNINGS (LOSS)                                $  2,436        $   (395)       $    111        $    271        $  2,423
                                                   ========        ========        ========        ========        ========



                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)

17.      SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Operations for the three months ended March 31, 2002:

                                                                                                  ADJUSTMENTS
                                                    IMAX           GUARANTOR      NON-GUARANTOR       AND        CONSOLIDATED
                                                 CORPORATION      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS       TOTAL
                                                 -----------      ------------    ------------    ------------   ------------
REVENUE
IMAX systems                                       $ 18,658        $  1,681        $    310        $   (264)       $ 20,385
Films                                                 3,548           2,519              --              --           6,067
Other                                                 1,193           3,622               8              --           4,823
                                                   --------        --------        --------        --------        --------
                                                     23,399           7,822             318            (264)         31,275
COST OF GOODS AND SERVICES                           11,080           6,997              87            (296)         17,868
                                                   --------        --------        --------        --------        --------
GROSS MARGIN                                         12,319             825             231              32          13,407

Selling, general and administrative expenses          8,488             137             499              (9)          9,115
Research and development                                202               2              --              --             204
Amortization of intangibles                             388              --              --              --             388
Loss (income) from equity-accounted
  investees                                               6              56              --              (6)             56
Receivable provisions (recoveries), net                 846             241              --              --           1,087
Restructuring recoveries                                 --              --              --              --              --
                                                   --------        --------        --------        --------        --------
EARNINGS (LOSS) FROM OPERATIONS                       2,389             389            (268)             47           2,557
Interest income                                          82              --               3              --              85
Interest expense                                     (4,177)           (142)             --              --          (4,319)
Loss on retirement of notes                          12,224              --              --              --          12,224
Recovery on long-term investments                        --              --              --              --              --
                                                   --------        --------        --------        --------        --------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS BEFORE INCOME TAXES                   10,518             247            (265)             47          10,547
Recovery of (provision for) income taxes                 --              --              --              --              --
                                                   --------        --------        --------        --------        --------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS                                       10,518             247            (265)             47          10,547
Net earnings from discontinued operations                --              --              --              --              --
                                                   --------        --------        --------        --------        --------
NET EARNINGS (LOSS)                                $ 10,518        $    247        $   (265)       $     47        $ 10,547
                                                   ========        ========        ========        ========        ========



                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)

17.      SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Cash Flows for the three months ended March 31, 2003:


                                                                                                  ADJUSTMENTS
                                                    IMAX           GUARANTOR      NON-GUARANTOR       AND           CONSOLIDATED
                                                 CORPORATION      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS          TOTAL
                                                 -----------      ------------    ------------    ------------      ------------
CASH PROVIDED BY (USED IN):
OPERATING ACTIVITIES
Net earnings (loss) from continuing operations       $  2,236        $   (395)       $    111        $    271        $  2,223
Items not involving cash:
    Depreciation, amortization and write-downs          2,917             282               2              --           3,201
    Loss (income) from equity-accounted
      investees                                           (37)             34              --            (284)           (287)
    Deferred income taxes                                  --              --              --              --              --
    Loss (gain) on retirement of notes                     --              --              --              --              --
    Stock and other non-cash compensation               1,101              --              --              --           1,101
    Non-cash foreign exchange gain                       (205)             --              --            (205)
Payment under certain employment agreements                --              --              --              --              --
Investment in film assets                                (240)             --              --              --            (240)
Changes in other non-cash operating assets and
    liabilities                                        (5,406)            (15)             37              34          (5,350)
                                                     --------        --------        --------        --------        --------
Net cash provided by (used in) operating
    activities                                            366             (94)            150              21             443
                                                     --------        --------        --------        --------        --------
INVESTING ACTIVITIES
Purchase of fixed assets                                  (69)           (231)             (2)            (21)           (323)
Increase in other assets                                 (195)             --              --              --            (195)
Increase in other intangible assets                      (172)             --              --              --            (172)
Recovery on long-term investments                          --              --              --              --              --
                                                     --------        --------        --------        --------        --------
Net cash used in investing activities                    (436)           (231)             (2)            (21)           (690)
                                                     --------        --------        --------        --------        --------
FINANCING ACTIVITIES
Repayment of convertible subordinated notes                --              --              --              --              --
Repurchase of convertible subordinated notes               --              --              --              --              --
Receipt on note receivable from discontinued
    operations                                            200              --              --              --             200
Common shares issued                                       --              --              --
                                                     --------        --------        --------        --------        --------
Net cash used in financing activities                     200              --              --              --             200
                                                     --------        --------        --------        --------        --------
Effects of exchange rate changes on cash                   44             (22)              2              --              24
                                                     --------        --------        --------        --------        --------
INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS, DURING THE PERIOD                        174            (347)            150              --             (23)
Cash and cash equivalents, beginning of period         31,091           5,695             350              --          37,136
                                                     --------        --------        --------        --------        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD             $ 31,265        $  5,348        $    500        $     --        $ 37,113
                                                     ========        ========        ========        ========        ========


                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)

17.      SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Cash Flows for the three months ended March 31, 2002:

                                                                                                  ADJUSTMENTS
                                                    IMAX           GUARANTOR      NON-GUARANTOR       AND           CONSOLIDATED
                                                 CORPORATION      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS          TOTAL
                                                 -----------      ------------    ------------    ------------      ------------
CASH PROVIDED BY (USED IN):
OPERATING ACTIVITIES
Net earnings (loss) from continuing operations       $ 10,518        $    247        $   (265)       $     47        $ 10,547
Items not involving cash:
    Depreciation, amortization and write-downs          5,727             588               2              --           6,317
    Loss from equity-accounted
      investees                                             6              56              --              (6)             56
    Deferred income taxes                                (221)             --              --              --            (221)
    Loss on retirement of notes                       (12,224)             --              --              --         (12,224)
    Stock and other non-cash compensation               1,618              --              --              --           1,618
    Non-cash foreign exchange loss                         55              --              --              --              55
Payment under certain employment agreements                --              --              --              --              --
Investment in film assets                              (7,387)          5,982              --              --          (1,405)
Changes in other non-cash operating assets and
    liabilities                                        11,136         (10,616)            604            (411)            713
                                                     --------        --------        --------        --------        --------
Net cash provided by (used in) operating
    activities                                          9,228          (3,743)            341            (370)          5,456
                                                     --------        --------        --------        --------        --------
INVESTING ACTIVITIES
Disposal (purchase) of fixed assets                       113          (1,160)             --             354            (693)
Decrease (increase) in other assets                    (1,354)            906              --              --            (448)
Decrease (increase) in other intangible assets           (229)             --              --              --            (229)
Recovery on long-term investments                          --              --              --              --              --
                                                     --------        --------        --------        --------        --------
Net cash used in investing activities                  (1,470)           (254)             --             354          (1,370)
                                                     --------        --------        --------        --------        --------
FINANCING ACTIVITIES
Repayment of convertible subordinated notes            (5,172)             --              --              --              --
Repurchase of convertible subordinated notes               --              --              --              --          (5,172)
Receipt on note receivable from discontinued
    operations                                             --              --              --              --              --
Common shares issued                                        4              --              --              --               4
                                                     --------        --------        --------        --------        --------
Net cash used in financing activities                  (5,168)             --              --              --          (5,168)
                                                     --------        --------        --------        --------        --------
Effects of exchange rate changes on cash                   --              41              --              16              57
                                                     --------        --------        --------        --------        --------
INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS, DURING THE PERIOD                      2,590          (3,956)            341              --          (1,025)
Cash and cash equivalents, beginning of period         20,039           6,144             205              --          26,388
                                                     --------        --------        --------        --------        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD             $ 22,629        $  2,188        $    546        $     --        $ 25,363
                                                     ========        ========        ========        ========        ========



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

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

THREE MONTHS ENDED MARCH 31, 2003 VERSUS THREE MONTHS ENDED MARCH 31, 2002 (cont'd)

OTHER (cont'd)

Research and development expenses were $0.7 million in the first quarter of 2003, compared to $0.2 million in the same quarter last year. The higher level of expenses in 2003 primarily reflects research and development activities pertaining to the Company's new IMAX(R) MPXTM projection system designed to lower the cost for multiplex customers entering the IMAX business. Through research and development, the Company plans to continue to design and develop cinema-based equipment and software to enhance its product offering.

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

SUBSEQUENT EVENT

On April 23, 2003, the Company announced that it had reached an agreement with Warner Bros., a division of Time Warner Entertainment Company, L.P. ("Warner Bros.") for the creation and distribution of IMAX(R) DMRTM large format versions of the Warner Bros. films, The Matrix Reloaded and The Matrix Revolutions, in 2003. The Matrix Reloaded: The IMAX Experience is scheduled to be released to IMAX theaters in North America approximately two to three weeks after the 35mm version is released to North American theaters on May 15, 2003. The Matrix
Revolutions: The IMAX Experience is scheduled to be released to IMAX theaters in North America in November 2003, simultaneously with the 35mm release to North American theaters. IMAX DMR is the Company's technology for the conversion of 35mm film to 15-perforation film frame, 70mm format.

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

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

LIQUIDITY AND CAPITAL RESOURCES (cont'd)

The Company's total minimum annual rental payments to be made under operating leases for premises as of March 31, 2003 are as follows:


                  2003                                        $   3,657
                  2004                                            4,479
                  2005                                            4,554
                  2006                                            4,676
                  2007                                            4,538
                  Thereafter                                      36,177
                                                              ----------
                                                              $   58,081



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

31.2 Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002, dated February 27, 2004, by Richard L. Gelfond.

31.3 Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002, dated February 27, 2004, by Francis T. Joyce.

32.1 Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, dated February 27, 2004, by Bradley J. Wechsler.

32.2 Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, dated February 27, 2004, by Richard L. Gelfond.

32.3 Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, dated February 27, 2004, by Francis T. Joyce

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


                                        IMAX CORPORATION




Date:  February 27, 2004                By: /s/ Francis T. Joyce
---------------------------                 ------------------------------------
                                            Francis T. Joyce
                                            Chief Financial Officer
                                            (Principal Financial Officer)




Date:  February 27, 2004                By: /s/  Kathryn A. Gamble
------------------------                    ------------------------------------
                                            Kathryn A. Gamble
                                            Vice President, Finance, Controller
                                            (Principal Accounting Officer)