Form 10-Q/A
period 2003-06-30
IMAX CORP
filed 2004-02-27
CIK 921582

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

                         Commission File Number 0-24216


                                IMAX CORPORATION
             (Exact name of registrant as specified in its charter)


            Canada                                      98-0140269
--------------------------------                  ------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                    Identification Number)


2525 Speakman Drive, Mississauga, Ontario, Canada                  L5K 1B1
---------------------------------------------------            ---------------
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

                                 Yes [X] No [ ]

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                           Outstanding as of July 16, 2003
--------------------------                      --------------------------------
Common stock, no par value                      37,084,986

                                IMAX CORPORATION

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements............................................................................3

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..................................................27

Item 3.           Quantitative and Qualitative Factors about Market Risk.........................................36

Item 4.           Controls and Procedures........................................................................36

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings..............................................................................37

Item 2.           Changes in Securities..........................................................................38

Item 4.           Submission of Matters to a Vote of Security Holders............................................38

Item 6.           Listings of Exhibits and Reports on Form 8-K...................................................39

Signatures.......................................................................................................40


     IMAX Corporation (the "Company") is filing this Amendment No. 1 on Form 10-Q/A (the "Form 10-Q/A") to amend Item 1 of its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003, which was originally filed with the Securities and Exchange Commission (the "SEC") on July 31, 2003. Specifically,
Note 19 to the Condensed Consolidated Financial Statements now provides financial information relating to the Company's Guarantor Subsidiaries and Non-Guarantor Subsidiaries, as defined therein. No other information included in the Form 10-Q is amended hereby.

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

                                IMAX CORPORATION


                                                                                                               PAGE
                                                                                                               ----
PART I   FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS


                  The following Condensed Consolidated Financial Statements are filed as part of this Report:

                  Condensed Consolidated Balance Sheets as at June 30, 2003
                  and December 31, 2002...........................................................................4

                  Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2003 and 2002......................................................5

                  Condensed Consolidated Statements of Cash Flows
                  for the six month periods ended June 30, 2003 and 2002..........................................6

                  Notes to Condensed Consolidated Financial Statements............................................7


                                IMAX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
                         (in thousands of U.S. dollars)


                                                                        JUNE 30,
                                                                          2003        DECEMBER 31,
                                                                       (UNAUDITED)        2002
                                                                        ---------      ---------
ASSETS
Cash and cash equivalents (note 8(h))                                   $  21,445      $  37,136
Accounts receivable, less allowance for doubtful accounts of $9,736
  (2002 - $9,248)                                                          14,657         15,054
Financing receivables (note 3)                                             54,870         51,918
Inventories (note 4)                                                       28,252         34,092
Prepaid expenses                                                            3,184          2,383
Film assets (note 5)                                                        1,451            419
Fixed assets                                                               41,749         45,308
Other assets                                                                9,267         10,455
Deferred income taxes (note 11)                                             3,821          3,821
Goodwill                                                                   39,027         39,027
Other intangible assets                                                     3,802          3,363
                                                                        ---------      ---------
   Total assets                                                         $ 221,525      $ 242,976
                                                                        =========      =========

LIABILITIES
Accounts payable                                                        $   9,953      $   6,768
Accrued liabilities                                                        42,120         43,451
Deferred revenue                                                           68,258         87,284
Senior notes due 2005 (note 6)                                            174,975        200,000
Convertible subordinated notes due 2003 (note 7)                               --          9,143
                                                                        ---------      ---------
   Total liabilities                                                      295,306        346,646
                                                                        ---------      ---------

COMMITMENTS AND CONTINGENCIES (note 8)

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock - no par value. Authorized - unlimited number
  Issued and outstanding - 36,426,282 (2002 - 32,973,366)                  91,236         65,563
Other equity (note 12)                                                      2,366          1,542
Deficit                                                                  (168,028)      (171,420)
Accumulated other comprehensive income                                        645            645
                                                                        ---------      ---------
   Total shareholders' equity (deficit)                                   (73,781)      (103,670)
                                                                        ---------      ---------
   Total liabilities and shareholders' equity (deficit)                 $ 221,525      $ 242,976
                                                                        =========      =========

         (the accompanying notes are an integral part of these condensed consolidated financial statements)

                                IMAX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
            (in thousands of U.S. dollars, except per share amounts)
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                           -------------------------         -------------------------
                                                             2003             2002             2003             2002
                                                           --------         --------         --------         --------
REVENUE
IMAX systems (note 9(a))                                   $ 22,143         $ 20,712         $ 44,459         $ 41,097
Films                                                         7,460           13,197           14,294           19,264
Other                                                         5,157            4,942            9,979            9,765
                                                           --------         --------         --------         --------
                                                             34,760           38,851           68,732           70,126
COSTS OF GOODS AND SERVICES                                  20,727           20,162           38,994           38,030
                                                           --------         --------         --------         --------
GROSS MARGIN                                                 14,033           18,689           29,738           32,096

Selling, general and administrative expenses
   (notes 9(b) and 9(c))                                      8,456            9,993           16,600           19,108
Research and development                                      1,168              597            1,881              801
Amortization of intangibles                                     152              340              291              728
Loss (income) from equity-accounted investees                    14               23             (273)              79
Receivable provisions, net of recoveries (note 10)               75              139              689            1,226
                                                           --------         --------         --------         --------
EARNINGS FROM OPERATIONS                                      4,168            7,597           10,550           10,154

Interest income                                                 145              104              410              189
Interest expense                                             (4,056)          (4,430)          (8,343)          (8,749)
Gain (loss) on retirement of notes (notes 6 and 7)             (187)            (236)            (187)          11,988
                                                           --------         --------         --------         --------
NET EARNINGS FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES                                                  70            3,035            2,430           13,582
Recovery of income taxes (note 11)                             (700)              --              563               --
                                                           --------         --------         --------         --------
NET EARNINGS FROM CONTINUING OPERATIONS                         770            3,035            2,993           13,582
Net earnings from discontinued operations (note 16)             199               --              399               --
                                                           --------         --------         --------         --------
NET EARNINGS                                               $    969         $  3,035         $  3,392         $ 13,582
                                                           ========         ========         ========         ========

EARNINGS PER SHARE (note 12):
Earnings per share - basic and fully diluted:
  Net earnings from continuing operations                  $   0.02         $   0.09         $   0.09         $   0.41
  Net earnings from discontinued operations                $   0.01         $     --         $   0.01         $     --
                                                           --------         --------         --------         --------
  Net earnings                                             $   0.03         $   0.09         $   0.10         $   0.41
                                                           ========         ========         ========         ========

         (the accompanying notes are an integral part of these condensed consolidated financial statements)

                                IMAX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
                         (in thousands of U.S. dollars)
                                   (UNAUDITED)

                                                                  SIX MONTHS ENDED JUNE 30,
                                                                  -------------------------
                                                                    2003             2002
                                                                  --------         --------
CASH PROVIDED BY (USED IN):
OPERATING ACTIVITIES
Net earnings from continuing operations                           $  2,993         $ 13,582
Items not involving cash:
   Depreciation, amortization and write-downs                        6,653            9,740
   Loss (gain) from equity-accounted investees                        (273)              79
   Deferred income taxes                                                --             (586)
   Loss (gain) on retirement of notes                                  187          (11,988)
   Stock and other non-cash compensation                             3,444            2,714
   Non-cash foreign exchange gain                                     (629)            (509)
Payment under certain employment agreements                         (1,550)              --
Investment in film assets                                           (2,020)          (2,154)
Changes in other non-cash operating assets and liabilities         (15,039)          (7,512)
                                                                  --------         --------
Net cash provided by (used in) operating activities                 (6,234)           3,366
                                                                  --------         --------

INVESTING ACTIVITIES
Purchase of fixed assets                                              (767)            (672)
Increase in other assets                                              (417)            (494)
Increase in other intangible assets                                   (291)            (385)
                                                                  --------         --------
Net cash used in investing activities                               (1,475)          (1,551)
                                                                  --------         --------

FINANCING ACTIVITIES
Repayment of convertible subordinated notes                         (9,143)              --
Repurchase of convertible subordinated notes                            --           (5,172)
Receipt on note receivable from discontinued operations                399               --
Common shares issued                                                   621              121
                                                                  --------         --------
Net cash used in financing activities                               (8,123)          (5,051)
                                                                  --------         --------

Effects of exchange rate changes on cash                               141               51
                                                                  --------         --------

DECREASE IN CASH AND CASH EQUIVALENTS, DURING THE PERIOD           (15,691)          (3,185)

Cash and cash equivalents, beginning of period                      37,136           26,388
                                                                  --------         --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 21,445         $ 23,203
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

3.       FINANCING RECEIVABLES

         Financing receivables consisting of net investment in leases and long-term receivables, are comprised of the following:

                                                                          JUNE 30,        DECEMBER 31,
                                                                            2003             2002
                                                                         ---------         ---------
         NET INVESTMENT IN LEASES
         Gross minimum lease amounts receivable                          $ 102,230         $  97,167
         Residual value of equipment                                           824               824
         Unearned finance income                                           (42,010)          (39,001)
                                                                         ---------         ---------
         Present value of minimum lease amounts receivable                  61,044            58,990
         Accumulated allowance for uncollectible amounts                    (9,603)           (8,938)
                                                                         ---------         ---------
         Net investment in leases                                           51,441            50,052
                                                                         ---------         ---------

         LONG-TERM RECEIVABLES                                               3,429             1,866
                                                                         ---------         ---------

         Total financing receivables                                     $  54,870         $  51,918
                                                                         =========         =========


4.       INVENTORIES

                                                                            JUNE 30,      DECEMBER 31,
                                                                              2003           2002
                                                                            -------        -------
         Raw materials                                                      $ 5,967        $ 5,042
         Work-in-process                                                      3,367          2,249
         Finished goods                                                      18,918         26,801
                                                                            -------        -------
                                                                            $28,252        $34,092
                                                                            =======        =======


5.       FILM ASSETS

                                                                              JUNE 30,    DECEMBER 31,
                                                                               2003          2002
                                                                              ------        ------
         Completed and released films, net of accumulated amortization        $1,160        $  206
         Films in production                                                     199            --
         Development costs                                                        92           213
                                                                              ------        ------
                                                                              $1,451        $  419
                                                                              ======        ======


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
                                   (UNAUDITED)

8.       COMMITMENTS AND CONTINGENCIES (cont'd)

(f) The Company's total minimum annual rental payments to be made under operating leases for premises as of June 30, 2003 are as follows:


                  2003                                        $    2,538
                  2004                                             4,674
                  2005                                             4,625
                  2006                                             4,688
                  2007                                             4,539
                  Thereafter                                      36,177
                                                              ----------
                                                              $   57,241
                                                              ==========

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

10.      RECEIVABLE PROVISIONS, NET OF RECOVERIES

                                                            THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                  JUNE 30,                          JUNE 30,
                                                          ------------------------          ------------------------
                                                           2003              2002            2003             2002
                                                          -------          -------          -------          -------
         Accounts receivable provisions
             (recoveries), net                            $  (192)         $  (429)         $   422          $  (927)
         Financing receivables provisions, net            $ 1,037          $   568          $ 1,037          $ 3,141
         Recovery of asset impairment provisions
             Financing receivables (1)                    $  (770)         $    --          $  (770)         $  (988)
                                                          -------          -------          -------          -------
         Receivable provisions, net of recoveries         $    75          $   139          $   689          $ 1,226
                                                          =======          =======          =======          =======


         (1) For the three and six month periods ended June 30, 2003, the Company recorded a recovery of previously provided amounts of $0.8 million (2002 - $nil and $1.0 million) as collectability uncertainty associated with certain leases was resolved by amendment, settlement of the leases, or other resolving conditions.

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

12.      CAPITAL STOCK

(a)      STOCK BASED COMPENSATION

         The Company currently follows the intrinsic value method of accounting for employee stock options as prescribed by APB 25. If the fair value methodology prescribed by FAS 123 had been adopted by the Company, pro forma results for the three and six months ended June 30, would have been as follows:

                                                                    THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                          JUNE 30,                             JUNE 30,
                                                               ----------------------------          -----------------------------
                                                                  2003               2002              2003               2002
                                                               ---------          ---------          ---------          ----------
          Net earnings as reported                             $     969          $   3,035          $   3,392          $   13,582
          Stock based compensation expense, if the
              methodology prescribed by FAS 123 had
              been adopted                                        (2,358)            (2,719)            (4,581)             (5,248)
                                                               ---------          ---------          ---------          ----------
          Adjusted net earnings (loss)                         $  (1,389)         $     316          $  (1,189)         $    8,334
                                                               =========          =========          =========          ==========
         Earnings per share - basic and fully diluted:
             Net earnings as reported                          $    0.03          $    0.09          $    0.10          $     0.41
             FAS 123 stock based compensation expense          $   (0.07)         $   (0.08)         $   (0.14)         $   (0.16)
                                                               ---------          ---------          ---------          ----------
             Adjusted net earnings (loss)                      $   (0.04)         $    0.01          $   (0.04)         $     0.25
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

(b)      EARNINGS PER SHARE

         Reconciliations of the numerators and denominators of the basic and fully diluted per-share computations, are comprised of the following:

                                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                             JUNE 30,                       JUNE 30,
                                                                     -----------------------         -----------------------
                                                                       2003           2002            2003            2002
                                                                     -------         -------         -------         -------

         Net earnings  applicable to common shareholders:
         Net earnings                                                $   969         $ 3,035         $ 3,392         $13,582
                                                                     =======         =======         =======         =======
         Weighted average number of common shares (000's):
         Issued and outstanding, beginning of period                  32,973          32,916          32,973          31,899
         Weighted average number of shares issued
           during the period                                           1,186               9             593           1,020
                                                                     -------         -------         -------         -------
         Weighted average number of shares used in computing
           basic earnings per share                                   34,159          32,925          33,566          32,919
         Assumed exercise of stock options,
           net of shares assumed                                       1,295             803             798             495
                                                                     -------         -------         -------         -------
         Weighted average number of shares used in computing
           fully diluted earnings per share                           35,454          33,728          34,364          33,414
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

13.      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTAL
         INFORMATION

                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                          JUNE 30,                      JUNE 30,
                                   ---------------------         ---------------------
                                    2003           2002           2003           2002
                                   ------         ------         ------         ------
         Interest paid             $8,244         $8,167         $8,264         $8,308
         Income taxes paid         $1,242         $  295         $1,776         $  516


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

                                                     THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                           JUNE 30,                            JUNE 30,
                                                 --------------------------          --------------------------
                                                   2003              2002              2003              2002
                                                 --------          --------          --------          --------
         REVENUE
         IMAX systems                            $ 22,143          $ 20,712          $ 44,459          $ 41,097
         Films                                      7,460            13,197            14,294            19,264
         Other                                      5,157             4,942             9,979             9,765
                                                 --------          --------          --------          --------
         TOTAL                                   $ 34,760          $ 38,851          $ 68,732          $ 70,126
                                                 ========          ========          ========          ========
         EARNINGS (LOSS) FROM OPERATIONS
         IMAX systems                            $  9,726          $ 12,780          $ 21,250          $ 21,734
         Films                                        316             2,192               995             1,811
         Other                                       (757)              269              (734)              109
         Corporate overhead                        (5,117)           (7,644)          (10,961)          (13,500)
                                                 --------          --------          --------          --------
         TOTAL                                   $  4,168          $  7,597          $ 10,550          $ 10,154
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


18.      SUBSEQUENT EVENTS

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

19.      SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

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


19.      SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Balance Sheets as at June 30, 2003:

                                                                                                ADJUSTMENTS
                                                     IMAX         GUARANTOR    NON-GUARANTOR        AND         CONSOLIDATED
                                                 CORPORATION    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS       TOTAL
                                                -------------   -------------  -------------   -------------   -------------
ASSETS
Cash and cash equivalents                       $      16,209   $       4,762  $         474   $          --   $      21,445
Accounts receivable                                     9,937           3,875            845              --          14,657
Financing receivables                                  53,347           1,417            106              --          54,870
Inventories                                            31,453             261             61          (3,523)         28,252
Prepaid expenses                                        1,354           1,568            262              --           3,184
Intercompany receivables                               17,127          18,307         14,300         (49,734)             --
Film assets                                               593             858             --              --           1,451
Fixed assets                                           37,000           5,414              3            (668)         41,749
Other assets                                            9,285             (18)            --              --           9,267
Deferred income taxes                                   3,770              51             --              --           3,821
Goodwill                                               39,027              --             --              --          39,027
Other intangible assets                                 3,802              --             --              --           3,802
Investments in subsidiaries                            25,337              --             --         (25,337)             --
                                                -------------   -------------  -------------   -------------   -------------
    Total assets                                $     248,241   $      36,495  $      16,051   $     (79,262)  $     221,525
                                                =============   =============  =============   =============   =============

LIABILITIES
Accounts payable                                        3,916           5,418            619              --           9,953
Accrued liabilities                                    39,944           1,998            178              --          42,120
Intercompany payables                                  41,018          24,661         10,790         (76,469)             --
Deferred revenue                                       61,565           6,371            322              --          68,258
Senior notes due 2005                                 174,975              --             --              --         174,975
Convertible subordinated notes due 2003                    --              --             --              --              --
                                                -------------   -------------  -------------   -------------   -------------
    Total liabilities                                 321,418          38,448         11,909         (76,469)        295,306
                                                -------------   -------------  -------------   -------------   -------------

SHAREHOLDER'S DEFICIT
Common stock - no par value.  Authorized -
    unlimited number. Issued and outstanding
    - 36,426,282                                       91,236              --            117            (117)         91,236
Other equity/Additional paid in
  capital/Contributed surplus                           1,332          46,960             --         (45,926)          2,366
Deficit                                              (167,004)        (48,299)         4,025          43,250        (168,028)
Accumulated other comprehensive income
    (loss)                                              1,259            (614)            --              --             645
                                                -------------   -------------- -------------   -------------   -------------
    Total shareholders' equity (deficit)        $     (73,177)  $      (1,953) $       4,142   $      (2,793)  $     (73,781)
                                                -------------   -------------- -------------   -------------   -------------
    Total liabilities & shareholders' equity
    (deficit)                                   $     248,241   $      36,495  $      16,051   $     (79,262)  $     221,525
                                                =============   =============  =============   =============   =============



In certain guarantor subsidiaries accumulated losses have exceeded the original investment balance. As a result of applying equity accounting, the parent company has consequently reduced intercompany receivable balances with respect to these guarantor subsidiaries in the amounts of $24.2 million.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)

19.      SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Balance Sheets as at December 31, 2002:

                                                                                               ADJUSTMENTS
                                                     IMAX         GUARANTOR    NON-GUARANTOR        AND         CONSOLIDATED
                                                 CORPORATION    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS       TOTAL
                                                -------------   -------------  -------------   -------------   -------------
ASSETS
Cash and cash equivalents                       $      31,091   $       5,695  $         350   $          --   $      37,136
Accounts receivable                                    10,274           3,373          1,407              --          15,054
Financing receivables                                  50,492           1,249            177              --          51,918
Inventories                                            37,239             280             62          (3,489)         34,092
Prepaid expenses                                        1,856             340            187              --           2,383
Intercompany receivables                               29,740          15,863         13,338         (58,941)             --
Film assets                                               419              --             --              --             419
Fixed assets                                           40,610           5,402              6            (710)         45,308
Other assets                                           10,455              --             --              --          10,455
Deferred income taxes                                   3,770              51             --              --           3,821
Goodwill                                               39,027              --             --              --          39,027
Other intangible assets                                 3,363              --             --              --           3,363
Investments in subsidiaries                            25,472              --             --         (25,472)             --
                                                -------------   -------------  -------------   -------------   -------------
    Total assets                                $     283,808   $      32,253  $      15,527   $     (88,612)  $     242,976
                                                =============   =============  =============   =============   =============

LIABILITIES
Accounts payable                                        2,641           3,113          1,014              --           6,768
Accrued liabilities                                    41,230           1,913            308              --          43,451
Intercompany payables                                  54,093          22,523         10,122         (86,738)             --
Deferred revenue                                       79,759           7,309            216              --          87,284
Senior notes due 2005                                 200,000              --             --              --         200,000
Convertible subordinated notes due 2003                 9,143              --             --              --           9,143
Liabilities of discontinued operation                      --              --             --              --              --
                                                -------------   -------------  -------------   -------------   ------------
    Total liabilities                                 386,866          34,858         11,660         (86,738)        346,646
                                                -------------   -------------  -------------   -------------   -------------

SHAREHOLDER'S DEFICIT
Common stock - no par value.  Authorized -
    unlimited number. Issued and outstanding
    - 32,973,366                                       65,563              --            117            (117)         65,563
Other equity/Additional paid in
  capital/Contributed surplus                             508          46,950             --         (45,916)          1,542
Deficit                                              (170,388)        (48,941)         3,750          44,159        (171,420)
Accumulated other comprehensive income
    (loss)                                              1,259            (614)            --              --             645
                                                -------------   -------------- -------------   -------------   -------------
    Total shareholders' equity (deficit)        $    (103,058)  $      (2,605) $       3,867   $      (1,874)  $    (103,670)
                                                -------------   -------------  -------------   -------------   -------------
    Total liabilities & shareholders' equity
    (deficit)                                   $     283,808   $      32,253  $      15,527   $     (88,612)  $     242,976
                                                =============   =============  =============   =============   =============


In certain guarantor subsidiaries accumulated losses have exceeded the original investment balance. As a result of applying equity accounting, the parent company has consequently reduced intercompany receivable balances with respect to these guarantor subsidiaries in the amounts of $25.2 million

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)

19.      SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Operations for the three months ended June 30, 2003:

                                                                                           ADJUSTMENTS
                                                  IMAX        GUARANTOR     NON-GUARANTOR     AND       CONSOLIDATED
                                               CORPORATION   SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS     TOTAL
                                               -----------   ------------   ------------  ------------  ------------
REVENUE
IMAX systems                                     $ 21,715      $    188      $    413      $   (173)     $ 22,143
Films                                               3,454         4,819             3          (815)        7,460
Other                                               1,332         3,851            11           (37)        5,157
                                                 --------      --------      --------      --------      --------
                                                   26,501         8,858           427        (1,025)       34,760
COST OF GOODS AND SERVICES                         12,616         8,957           200        (1,045)       20,727
                                                 --------      --------      --------      --------      --------
GROSS MARGIN                                       13,885           (99)          227            20        14,033

Selling, general and administrative expenses        8,217           124           115            --         8,456
Research and development                            1,168            --            --            --         1,168
Amortization of intangibles                           152            --            --            --           152
Loss (income) from equity-accounted
    investees                                      (1,171)          (16)           --         1,201            14
Receivable provisions (recoveries), net               297          (178)          (44)           --            75
Restructuring recoveries                               --            --            --            --            --
                                                 --------      --------      --------      --------      --------
EARNINGS (LOSS) FROM OPERATIONS                     5,222           (29)          156        (1,181)        4,168

Interest income                                       145            --            --            --           145
Interest expense                                   (4,049)           (7)           --            --        (4,056)
Loss on retirement of notes                          (187)           --            --            --          (187)
Recovery on long-term investments                      --            --            --            --            --
                                                 --------      --------      --------      --------      --------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS BEFORE INCOME TAXES                  1,131           (36)          156        (1,181)           70
Recovery of (provision for) income taxes             (382)        1,074             8            --           700
                                                 --------      --------      --------      --------      --------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS                                        749         1,038           164        (1,181)          770
Net earnings from discontinued operations             199            --            --            --           199
                                                 --------      --------      --------      --------      --------
NET EARNINGS (LOSS)                              $    948      $  1,038      $    164      $ (1,181)     $    969
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

19.      SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Operations for the three months ended June 30, 2002:

                                                                                           ADJUSTMENTS
                                                  IMAX        GUARANTOR     NON-GUARANTOR      AND      CONSOLIDATED
                                               CORPORATION   SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS     TOTAL
                                               -----------   ------------   ------------  ------------  ------------
REVENUE
IMAX systems                                     $ 20,119      $  2,983      $    302      $ (2,692)     $ 20,712
Films                                               8,483         4,714            --            --        13,197
Other                                               1,583         3,792            33          (466)        4,942
                                                 --------      --------      --------      --------      --------
                                                   30,185        11,489           335        (3,158)       38,851
COST OF GOODS AND SERVICES                         11,151        11,953           247         3,189        20,162
                                                 --------      --------      --------      --------      --------
GROSS MARGIN                                       19,034          (464)           88            31        18,689

Selling, general and administrative expenses        9,725           255           (59)           72         9,993
Research and development                              597            --            --            --           597
Amortization of intangibles                           340            --            --            --           340
Loss (income) from equity-accounted
    investees                                      (1,041)           81            --           983            23
Receivable provisions (recoveries), net             1,775        (1,252)         (384)           --           139
Restructuring recoveries                               --            --            --            --            --
                                                 --------      --------      --------      --------      --------
EARNINGS FROM OPERATIONS                            7,638           452           531        (1,024)        7,597

Interest income                                       104            --            --            --           104
Interest expense                                   (4,429)           (1)           --            --        (4,430)
Loss on retirement of notes                          (236)           --            --            --          (236)
Recovery on long-term investments                      --            --            --            --            --
                                                 --------      --------      --------      --------      --------
NET EARNINGS FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                             3,077           451           531        (1,024)        3,035
Recovery of (provision for) income taxes               --            --            --            --            --
                                                 --------      --------      --------      --------      --------
NET EARNINGS FROM CONTINUING OPERATIONS             3,077           451           531        (1,024)        3,035
Net earnings from discontinued operations              --            --            --            --            --
                                                 --------      --------      --------      --------      --------
NET EARNINGS                                     $  3,077      $    451      $    531      $ (1,024)     $  3,035
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

19.      SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Operations for the six months ended June 30, 2003:

                                                                                           ADJUSTMENTS
                                                  IMAX        GUARANTOR     NON-GUARANTOR     AND       CONSOLIDATED
                                               CORPORATION   SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS     TOTAL
                                               -----------   ------------   ------------  ------------  ------------
REVENUE
IMAX systems                                     $ 43,576      $  2,038      $    733      $ (1,888)     $ 44,459
Films                                               7,496         8,212            19        (1,433)       14,294
Other                                               2,713         7,285           118          (137)        9,979
                                                 --------      --------      --------      --------      --------
                                                   53,785        17,535           870        (3,458)       68,732
COST OF GOODS AND SERVICES                         24,387        17,698           375        (3,466)       38,994
                                                 --------      --------      --------      --------      --------
GROSS MARGIN                                       29,398          (163)          495             8        29,738

Selling, general and administrative expenses       15,927           401           272            --        16,600
Research and development                            1,881            --            --            --         1,881
Amortization of intangibles                           291            --            --            --           291
Loss (income) from equity-accounted
    investees                                      (1,208)           18            --           917          (273)
Receivable provisions (recoveries), net               911          (178)          (44)           --           689
Restructuring recoveries                               --            --            --            --            --
                                                 --------      --------      --------      --------      --------
EARNINGS (LOSS) FROM OPERATIONS                    11,596          (404)          267          (909)       10,550

Interest income                                       410            --            --            --           410
Interest expense                                   (8,327)          (16)           --            --        (8,343)
Gain (loss) on retirement of notes                   (187)           --            --            --          (187)
Recovery on long-term investments                      --            --            --            --            --
                                                 --------      --------      --------      --------      --------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS BEFORE INCOME TAXES                  3,492          (420)          267          (909)        2,430
Recovery of (provision for) income taxes             (507)        1,062             8            --           563
                                                 --------      --------      --------      --------      --------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS                                      2,985           642           275          (909)        2,993
Net earnings from discontinued operations             399            --            --            --           399
                                                 --------      --------      --------      --------      --------
NET EARNINGS (LOSS)                              $  3,384      $    642      $    275      $   (909)     $  3,392
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

19.      SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Operations for the six months ended June 30, 2002:

                                                                                           ADJUSTMENTS
                                                  IMAX        GUARANTOR     NON-GUARANTOR     AND       CONSOLIDATED
                                               CORPORATION   SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS     TOTAL
                                               -----------   ------------   ------------  ------------  ------------
REVENUE
IMAX systems                                     $ 38,776      $  4,664      $    613      $ (2,956)     $ 41,097
Films                                              12,032         7,232            --            --        19,264
Other                                               2,776         7,414            41          (466)        9,765
                                                 --------      --------      --------      --------      --------
                                                   53,584        19,310           654        (3,422)       70,126
COST OF GOODS AND SERVICES                         22,231        18,950           334        (3,485)       38,030
                                                 --------      --------      --------      --------      --------
GROSS MARGIN                                       31,353           360           320            63        32,096

Selling, general and administrative expenses       18,213           392           440            63        19,108
Research and development                              799             2            --            --           801
Amortization of intangibles                           728            --            --            --           728
Loss (income) from equity-accounted
    investees                                      (1,035)          137            --           977            79
Receivable provisions (recoveries), net             2,621        (1,011)         (384)           --         1,226
Restructuring recoveries                               --            --            --            --            --
                                                 --------      --------      --------      --------      --------
EARNINGS FROM OPERATIONS                           10,027           840           264          (977)       10,154

Interest income                                       186            --             3            --           189
Interest expense                                   (8,606)         (143)           --            --        (8,749)
Gain on retirement of notes                        11,988            --            --            --        11,988
Recovery on long-term investments                      --            --            --            --            --
                                                 --------      --------      --------      --------      --------
NET EARNINGS FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                            13,595           697           267          (977)       13,582
Recovery of (provision for) income taxes               --            --            --            --            --
                                                 --------      --------      --------      --------      --------
NET EARNINGS FROM CONTINUING OPERATIONS            13,595           697           267          (977)       13,582
Net earnings from discontinued operations              --            --            --            --            --
                                                 --------      --------      --------      --------      --------
NET EARNINGS                                     $ 13,595      $    697      $    267      $   (977)     $ 13,582
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

19.      SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Cash Flows for the six months ended June 30, 2003:

                                                                                             ADJUSTMENTS
                                                    IMAX        GUARANTOR     NON-GUARANTOR      AND      CONSOLIDATED
                                                 CORPORATION   SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS     TOTAL
                                                 -----------   ------------   ------------  ------------  ------------
CASH PROVIDED BY (USED IN):
OPERATING ACTIVITIES
Net earnings (loss) from continuing operations     $  2,985      $    642      $    275      $   (909)     $  2,993
Items not involving cash:
    Depreciation, amortization and write-downs        6,264           430           (41)           --         6,653
    Loss (income) from equity-accounted
      investees                                      (1,208)           18            --           917          (273)
    Deferred income taxes                                --            --            --            --            --
    Loss on retirement of notes                         187            --            --            --           187
    Stock and other non-cash compensation             3,444            --            --            --         3,444
    Non-cash foreign exchange gain                     (629)           --            --            --          (629)
Payment under certain employment agreements          (1,550)           --            --            --        (1,550)
Investment in film assets                            (1,162)         (858)           --            --        (2,020)
Changes in other non-cash operating assets and
    liabilities                                     (14,424)         (543)         (106)           34       (15,039)
                                                   --------      --------      --------      --------      --------
Net cash provided by (used in) operating
    activities                                       (6,093)         (311)          128            42        (6,234)
                                                   --------      --------      --------      --------      --------

INVESTING ACTIVITIES
Purchase of fixed assets                               (109)         (616)           --           (42)         (767)
Increase in other assets                               (417)           --            --            --          (417)
Increase in other intangible assets                    (291)           --            --            --          (291)
Recovery on long-term investments                        --            --            --            --            --
                                                   --------      --------      --------      --------      --------
Net cash used in investing activities                  (817)         (616)           --           (42)       (1,475)
                                                   --------      --------      --------      --------      --------

FINANCING ACTIVITIES
Repayment of convertible subordinated notes          (9,143)           --            --            --        (9,143)
Repurchase of convertible subordinated notes             --            --            --            --            --
Receipt on note receivable from discontinued
    operations                                          399            --            --            --           399
Common shares issued                                    621            --            --            --           621
                                                   --------      --------      --------      --------      --------
Net cash used in financing activities                (8,123)           --            --            --        (8,123)
                                                   --------      --------      --------      --------      --------

Effects of exchange rate changes on cash                151            (6)           (4)           --           141
                                                   --------      --------      --------      --------      --------

INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS, DURING THE PERIOD                  (14,882)         (933)          124            --       (15,691)

Cash and cash equivalents, beginning of period       31,091         5,695           350            --        37,136
                                                   --------      --------      --------      --------      --------

CASH AND CASH EQUIVALENTS, END OF PERIOD           $ 16,209      $  4,762      $    474      $     --      $ 21,445
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

19.      SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Cash Flows for the six months ended June 30, 2002:

                                                                                             ADJUSTMENTS
                                                    IMAX        GUARANTOR     NON-GUARANTOR      AND      CONSOLIDATED
                                                 CORPORATION   SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS     TOTAL
                                                 -----------   ------------   ------------  ------------  ------------
CASH PROVIDED BY (USED IN):
OPERATING ACTIVITIES
Net earnings from continuing operations            $ 13,595      $    697      $    267      $   (977)     $ 13,582
Items not involving cash:
    Depreciation, amortization and write-downs       10,453          (335)         (378)           --         9,740
    Loss (income) from equity-accounted
      investees                                      (1,035)          137            --           977            79
    Deferred income taxes                              (586)           --            --            --          (586)
    Gain on retirement of notes                     (11,988)           --            --            --       (11,988)
    Stock and other non-cash compensation             2,714            --            --            --         2,714
    Non-cash foreign exchange gain                     (509)           --            --            --          (509)
Payment under certain employment agreements              --            --            --            --            --
Investment in film assets                            (8,136)        5,982            --            --        (2,154)
Changes in other non-cash operating assets and
    liabilities                                       2,290        (9,782)          319          (339)       (7,512)
                                                   --------      --------      --------      --------      --------
Net cash provided by (used in) operating
    activities                                        6,798        (3,301)          208          (339)        3,366
                                                   --------      --------      --------      --------      --------
INVESTING ACTIVITIES
Disposal (purchase) of fixed assets                    (767)         (228)           --           323          (672)
Decrease (increase) in other assets                  (1,400)          906            --            --          (494)
Decrease (increase) in other intangible assets         (385)           --            --            --          (385)
Recovery on long-term investments                        --            --            --            --            --
                                                   --------      --------      --------      --------      --------
Net cash provided by (used in) investing
   activities                                        (2,552)          678            --           323        (1,551)
                                                   --------      --------      --------      --------      --------
FINANCING ACTIVITIES
Repayment of convertible subordinated notes              --            --            --            --            --
Repurchase of convertible subordinated notes         (5,172)           --            --            --        (5,172)
Receipt on note receivable from discontinued
    operations                                           --            --            --            --            --
Common shares issued                                    121            --            --            --           121
                                                   --------      --------      --------      --------      --------
Net cash used in financing activities                (5,051)           --            --            --        (5,051)
                                                   --------      --------      --------      --------      --------

Effects of exchange rate changes on cash                 --            37            (2)           16            51
                                                   --------      --------      --------      --------      --------

INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS, DURING THE PERIOD                     (805)       (2,586)          206            --        (3,185)

Cash and cash equivalents, beginning of period       20,039         6,144           205            --        26,388
                                                   --------      --------      --------      --------      --------

CASH AND CASH EQUIVALENTS, END OF PERIOD           $ 19,234      $  3,558      $    411      $     --      $ 23,203
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

ACCOUNTS RECEIVABLE AND FINANCING RECEIVABLES

The allowance for doubtful accounts and provision against the financing receivables are based on the Company's assessment of the collectability of specific customer balances and the underlying asset value of the equipment under lease where applicable. If there is a deterioration in a customer's credit worthiness or actual defaults under the terms of the leases are higher than the Company's historical experience, the Company's estimates of recoverability for these assets could be adversely affected.

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

Research and development expenses were $1.2 million in the second quarter of 2003 compared to $0.6 million in the same quarter last year. The higher level of expenses in 2003 primarily reflects research and development activities pertaining to the Company's new IMAX(R) MPXTM theater projection system. The IMAX(R) MPXTM is designed to lower the entry cost into the IMAX business for certain segments of the IMAX customer base, with particular emphasis on multiplex clients. Through research and development, the Company plans to continue to design and develop cinema-based equipment and software to enhance its product offering.

Amortization of intangibles was $0.2 million in the second quarter of 2003 compared to $0.3 million in the same quarter last year. The prior year's amount included write-downs related to the Company's sound system intangibles.

The Company recorded a $0.1 million net provision in the second quarter of 2003, compared to a net provision of $0.1 million in the same quarter last year. The Company record accounts and financing net receivables provisions of $0.8 million as compared to $0.1 million in the same quarter last year, partially offset by the recovery of $0.8 million (2002 - $nil) on previously provided amounts for financing receivables as collectability associated with certain leases was resolved due to amendment, settlement of the leases, or other resolving conditions.

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

Research and development expenses were $1.9 million in the first half of 2003, compared to $0.8 million in the same period last year. The higher level of expenses in 2003 primarily reflects research and development activities pertaining to the Company's new IMAX MPX theater projection system. The IMAX(R) MPXTM is designed to lower the entry cost into the IMAX business for certain segments of the IMAX customer base, with particular emphasis on multiplex clients. Through research and development, the Company plans to continue to design and develop cinema-based equipment and software to enhance its product offering.

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

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

SIX MONTHS ENDED JUNE 30, 2003 VERSUS SIX MONTHS ENDED JUNE 30, 2002 (cont'd)

OTHER (cont'd)

The Company recorded a $0.7 million net provision in the first half of 2003, compared to a net provision of $1.2 million in the same half last year. The Company record accounts and financing net receivables provisions of $1.5 million as compared to $2.2 million in the same half last year, partially offset by the recovery of $0.8 million (2002 - $1.0 million) on previously provided amounts for financing receivables as collectability associated with certain leases was resolved due to amendment, settlement of the leases, or other resolving conditions.

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

The Company's total minimum annual rental payments to be made under operating leases for premises as of June 30, 2003 are as follows:

                  2003                                        $   2,538
                  2004                                            4,674
                  2005                                            4,625
                  2006                                            4,688
                  2007                                            4,539
                  Thereafter                                      36,177
                                                              ----------
                                                              $   57,241
                                                              ==========

As of June 30, 2003, the Company has an unfunded and accrued projected benefit obligation of approximately $18.7 million (December 31, 2002 - $17.2 million) in respect of its defined benefit pension plan. The Company intends to use the proceeds of life insurance policies taken on its Co-Chief Executive Officers to satisfy, in whole or in part, certain of the benefits due and payable under the plan, although there can be no assurance that the Company will ultimately do so.

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

                                IMAX CORPORATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        EXHIBITS

10.16 Amended Employment Agreement, dated May 14, 2003 between IMAX Corporation and Francis T. Joyce.

31.1 Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002, dated February 27, 2004, by Bradley J. Wechsler (filed herewith).

31.2 Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002, dated February 27, 2004, by Richard L. Gelfond (filed herewith).

31.3 Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002, dated February 27, 2004, by Francis T. Joyce (filed herewith).

32.1 Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, dated February 27, 2004, by Bradley J. Wechsler (filed herewith).

32.2 Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, dated February 27, 2004, by Richard L. Gelfond (filed herewith).

32.3 Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, dated February 27, 2004, by Francis T. Joyce (filed herewith)

(b)        REPORTS ON FORM 8-K

           The Company filed a report on Form 8-K on April 23, 2003, pursuant to
           Item 5 - Other Events. The Company reported that it had reached an agreement with Warner Bros., a division of Time Warner Entertainment Company, L.P. ("Warner Bros.") for the creation and distribution of IMAX(R) DMR(TM) large format versions of the Warner Bros. films The Matrix Reloaded and The Matrix Revolutions.

           The Company filed a report on Form 8-K on May 5, 2003, pursuant to
           Item 5 - Other Events and Item 9 - Regulation FD Disclosure. The Company reported that it had issued a press release announcing the Company's financial and operating results for the quarter ended March 31, 2003.

           The Company filed a report on Form 8-K on May 8, 2003, pursuant to
           Item 5 - Other Events. The Company reported that Wasserstein Partners, LP had distributed to its limited partners approximately
           8.2 million shares of the Company's common stock.

           The Company filed a report on Form 8-K on June 19, 2003, pursuant to
           Item 5 - Other Events. The Company reported that it had retired approximately $22.0 million in principal of its $200.0 million of Senior Notes due December 2005 in exchange for approximately 2.9 million newly-issued common shares of the Company.

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