Form 10-Q/A
period 2003-09-30
IMAX CORP
filed 2004-02-27
CIK 921582

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003
                                               ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-24216


                                IMAX CORPORATION
             (Exact name of registrant as specified in its charter)


           Canada                                        98-0140269
---------------------------------                  ---------------------
 (State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification Number)


2525 Speakman Drive, Mississauga, Ontario, Canada           L5K 1B1
---------------------------------------------------      -------------
   (Address of principal executive offices)              (Postal Code)


Registrant's telephone number, including area code   (905) 403-6500
                                                     --------------


                                       N/A
        ----------------------------------------------------------------
          (Former name or former address, if changed since last report)

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
                                 Yes [X] No [ ]

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                     Outstanding as of October 31, 2003
-------------------------------           ----------------------------------
Common stock, no par value                39,260,758

===============================================================================

                                IMAX CORPORATION

                                TABLE OF CONTENTS


                                                                                                PAGE
                                                                                                ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.....................................................................3

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations...........................................27

Item 3.  Quantitative and Qualitative Factors about Market Risk..................................36

Item 4.  Controls and Procedures.................................................................36

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................37

Item 2.  Changes in Securities...................................................................38

Item 6.  Listings of Exhibits and Reports on Form 8-K............................................38

Signatures.......................................................................................39


         IMAX Corporation (the "Company") is filing this Amendment No. 1 on Form 10-Q/A (the "Form 10-Q/A") to amend Item 1 of its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, which was originally filed with the Securities and Exchange Commission (the "SEC") on November 12, 2003. Specifically, Note 18 to the Condensed Consolidated Financial Statements now provides financial information relating to the Company's Guarantor Subsidiaries and Non-Guarantor Subsidiaries, as defined therein. No other information included in the Form 10-Q is amended hereby.

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

                                IMAX CORPORATION



                                                                                                        PAGE
                                                                                                        ----
PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


         The following Condensed Consolidated Financial Statements are filed as part of this Report:

         Condensed Consolidated Balance Sheets as at September 30, 2003
         and December 31, 2002...........................................................................4

         Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2003 and 2002.................................................5

         Condensed Consolidated Statements of Cash Flows
         for the nine month periods ended September 30, 2003 and 2002....................................6

         Notes to Condensed Consolidated Financial Statements............................................7

                                IMAX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
                         (in thousands of U.S. dollars)


                                                                                    SEPTEMBER 30,
                                                                                        2003           DECEMBER 31,
                                                                                     (UNAUDITED)          2002
                                                                                  ----------------   ----------------
ASSETS
Cash and cash equivalents (note 7(g))                                             $         23,595   $         37,136
Accounts receivable, less allowance for doubtful accounts of $9,192
  (2002 - $9,248)                                                                           13,285             15,054
Financing receivables (note 3)                                                              53,914             51,918
Inventories (note 4)                                                                        29,012             34,092
Prepaid expenses                                                                             2,999              2,383
Film assets                                                                                    580                419
Fixed assets                                                                                40,242             45,308
Other assets                                                                                 8,801             10,455
Deferred income taxes (note 10)                                                              3,821              3,821
Goodwill                                                                                    39,027             39,027
Other intangible assets                                                                      3,765              3,363
                                                                                  ----------------   ----------------
   Total assets                                                                   $        219,041   $        242,976
                                                                                  ================   ================

LIABILITIES
Accounts payable                                                                  $          6,115   $          6,768
Accrued liabilities                                                                         44,824             43,451
Deferred revenue                                                                            68,529             87,284
Senior notes due 2005 (note 5)                                                             168,475            200,000
Convertible subordinated notes due 2003 (note 6)                                                --              9,143
                                                                                  ----------------   ----------------
   Total liabilities                                                                       287,943            346,646
                                                                                  ----------------   ----------------

COMMITMENTS AND CONTINGENCIES (note 7)

SHAREHOLDERS' DEFICIT
Common stock - no par value.  Authorized - unlimited number
  Issued and outstanding - 37,353,298 (2002 - 32,973,366)                                   98,695             65,563
Other equity (note 11)                                                                       2,440              1,542
Deficit                                                                                   (170,682)          (171,420)
Accumulated other comprehensive income                                                         645                645
                                                                                  ----------------   ----------------
   Total shareholders' deficit                                                             (68,902)          (103,670)
                                                                                  ----------------   ----------------
   Total liabilities and shareholders' deficit                                    $        219,041   $        242,976
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
                                  (UNAUDITED)

                                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                  SEPTEMBER 30,
                                                              -----------------------------   ----------------------------
                                                                   2003            2002            2003           2002
                                                              -------------   -------------   -------------  -------------
REVENUE
IMAX systems (note 8(a))                                      $      11,455   $       9,574   $      55,913  $      50,671
Films                                                                 5,275           9,786          19,570         29,050
Other                                                                 4,697           3,819          14,676         13,584
                                                              -------------   -------------   -------------  -------------
                                                                     21,427          23,179          90,159         93,305
COSTS OF GOODS AND SERVICES                                          12,081          16,397          51,075         54,427
                                                              -------------   -------------   -------------  -------------
GROSS MARGIN                                                          9,346           6,782          39,084         38,878

Selling, general and administrative expenses
   (notes 8(b))                                                       8,265           7,564          24,864         26,672
Research and development                                                952             900           2,833          1,701
Amortization of intangibles                                             181             339             473          1,067
Income from equity-accounted investees                                 (228)           (167)           (501)           (88)
Receivable provisions (recoveries), net (note 9)                       (425)         (1,173)            264             53
Restructuring recoveries (note 8(c))                                     --            (497)             --           (497)
                                                              -------------   -------------   -------------  -------------
EARNINGS (LOSS) FROM OPERATIONS                                         601            (184)         11,151          9,970

Interest income                                                         105             106             515            295
Interest expense                                                     (3,606)         (4,299)        (11,949)       (13,048)
Gain (loss) on retirement of notes (notes 5 and 6)                     (146)             17            (333)        12,005
Recovery on long-term investments (note 8(d))                           355              --             355             --
                                                              -------------   -------------   -------------  -------------
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES                                                      (2,691)         (4,360)           (261)         9,222
Recovery of (provision for) income taxes (note 10)                     (163)             --             400             --
                                                              -------------   -------------   -------------  -------------
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS                       (2,854)         (4,360)            139          9,222
Net earnings from discontinued operations (note 14)                     200           2,066             599          2,066
                                                              -------------   -------------   -------------  -------------
NET EARNINGS (LOSS)                                           $      (2,654)  $      (2,294)  $         738  $      11,288
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
                                  (UNAUDITED)


                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                            ---------------------------------------
                                                                                   2003                  2002
                                                                            ------------------    -----------------
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net earnings from continuing operations                                     $              139    $           9,222
Items not involving cash:
   Depreciation, amortization and write-downs                                            8,614               12,881
   Income from equity-accounted investees                                                 (501)                 (88)
   Deferred income taxes                                                                    --                 (921)
   Loss (gain) on retirement of notes                                                      333              (12,005)
   Stock and other non-cash compensation                                                 4,103                3,016
   Non-cash foreign exchange gain                                                         (685)                (390)
Payment under certain employment agreements                                             (1,550)                  --
Investment in film assets                                                               (1,108)              (2,351)
Changes in other non-cash operating assets and liabilities                             (13,904)              (2,401)
                                                                            ------------------    -----------------
Net cash provided by (used in) operating activities                                     (4,559)               6,963
                                                                            ------------------    -----------------

INVESTING ACTIVITIES
Purchase of fixed assets                                                                (1,158)              (1,137)
Increase in other assets                                                                  (794)                (727)
Increase in other intangible assets                                                       (435)                (469)
Recovery on long-term investments                                                          355                   --
                                                                            ------------------    -----------------
Net cash used in investing activities                                                   (2,032)              (2,333)
                                                                            ------------------    -----------------

FINANCING ACTIVITIES
Repayment of convertible subordinated notes                                             (9,143)                  --
Repurchase of convertible subordinated notes                                                --               (6,022)
Receipt on note receivable from discontinued operations                                    599                   --
Common shares issued                                                                     1,410                  152
                                                                            ------------------    -----------------
Net cash used in financing activities                                                   (7,134)              (5,870)
                                                                            ------------------    -----------------

Effects of exchange rate changes on cash                                                   184                   64
                                                                            ------------------    -----------------

DECREASE IN CASH AND CASH EQUIVALENTS, DURING THE PERIOD                               (13,541)              (1,176)

Cash and cash equivalents, beginning of period                                          37,136               26,388
                                                                            ------------------    -----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $           23,595    $          25,212
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


3.       FINANCING RECEIVABLES

         Financing receivables consisting of net investment in leases and long-term receivables, are comprised of the following:

                                                                             SEPTEMBER 30,       DECEMBER 31,
                                                                                 2003                2002
                                                                           ---------------      --------------
        NET INVESTMENT IN LEASES
        Gross minimum lease amounts receivable                             $       98,794        $      97,167
        Residual value of equipment                                                   824                  824
        Unearned finance income                                                   (39,940)             (39,001)
                                                                           --------------        -------------
        Present value of minimum lease amounts receivable                          59,678               58,990
        Accumulated allowance for uncollectible amounts                            (9,095)              (8,938)
                                                                           --------------        -------------
        Net investment in leases                                                   50,583               50,052
                                                                           --------------        -------------

        LONG-TERM RECEIVABLES                                                       3,331                1,866
                                                                           --------------        -------------

        Total financing receivables                                        $       53,914        $      51,918
                                                                           ==============        =============

4.       INVENTORIES

                                                                             SEPTEMBER 30,       DECEMBER 31,
                                                                                 2003                2002
                                                                           ---------------      --------------
        Raw materials                                                      $        6,410       $        5,042
        Work-in-process                                                             3,252                2,249
        Finished goods                                                             19,350               26,801
                                                                           --------------       --------------
                                                                           $       29,012       $       34,092
                                                                           ==============       ==============

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
                                  (UNAUDITED)

7.       COMMITMENTS AND CONTINGENCIES (cont'd)

(e) The Company's total minimum annual rental payments to be made under operating leases for premises as of September 30, 2003 are as follows:

                  2003                             $   1,329
                  2004                                 5,017
                  2005                                 4,938
                  2006                                 4,952
                  2007                                 4,799
                  Thereafter                           37,647
                                                   ----------
                                                   $   58,682

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

9.       RECEIVABLE PROVISIONS (RECOVERIES), NET

                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                                     -----------------------------  ----------------------------
                                                           2003          2002            2003           2002
                                                     -------------  -------------   -------------  -------------
        Accounts receivable provisions
            (recoveries), net                        $         93   $        (326)  $         515  $      (1,254)
        Financing receivable provisions
            (recoveries), net(1)                     $       (518)  $        (847)  $        (251) $       1,307
                                                     -------------  --------------  -------------- -------------
        Receivable provisions (recoveries), net      $       (425)  $      (1,173)  $         264  $          53
                                                     ============   =============   =============  =============

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

11.      CAPITAL STOCK

(a)      STOCK BASED COMPENSATION

         The Company currently follows the intrinsic value method of accounting for employee stock options as prescribed by APB 25. If the fair value methodology prescribed by FAS 123 had been adopted by the Company, pro forma results for the three and nine months ended September 30, would have been as follows:

                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                               SEPTEMBER 30,                  SEPTEMBER 30,
                                                       -----------------------------  ----------------------------
                                                             2003          2002            2003           2002
                                                       -------------  -------------   -------------  -------------
        Net earnings (loss) as reported                $     (2,654)   $      (2,294) $         738  $      11,288
        Stock based compensation expense, if the
            methodology prescribed by FAS 123 had
            been adopted                                     (2,323)          (2,742)        (6,904)        (7,990)
                                                       ------------    -------------  -------------  -------------
        Adjusted net earnings (loss)                   $     (4,977)   $      (5,036) $      (6,166) $       3,298
                                                       ============    =============  =============  =============

        Earnings (loss) per share - basic and fully diluted:
            Net earnings (loss) as reported            $       (0.07)  $       (0.07) $        0.02  $        0.34
            FAS 123 stock based compensation expense   $       (0.06)  $       (0.08) $       (0.20) $       (0.24)
                                                       -------------   -------------  -------------  -------------
            Adjusted net earnings (loss)               $       (0.13)  $       (0.15) $       (0.18) $        0.10
                                                       =============   =============  =============  =============

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

(b)      EARNINGS PER SHARE

         Reconciliations of the numerators and denominators of the basic and fully diluted per-share computations, are comprised of the following:

                                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                         SEPTEMBER 30,               SEPTEMBER 30,
                                                                  --------------------------  -------------------------
                                                                      2003          2002         2003          2002
                                                                  -----------   ------------  -----------   -----------
         Net earnings  applicable to common shareholders:
         Net earnings (loss)                                      $    (2,654)  $    (2,294)  $       738   $    11,288
                                                                  ===========   ===========   ===========   ===========

         Weighted average number of common shares (000's):
         Issued and outstanding, beginning of period                   36,426        32,953        32,973        31,899
         Weighted average number of shares issued during the              665             9         1,619         1,034
                                                                  -----------   -----------   -----------   -----------
         period
         Weighted average number of shares used in computing
           basic earnings per share                                    37,091        32,962        34,592        32,933
         Assumed exercise of stock options, net of shares
         assumed                                                          --            --            532           330
                                                                  -----------   -----------   -----------   -----------
           purchased
         Weighted average number of shares used in computing
           fully diluted earnings per share                            37,091        32,962        35,124        33,263
                                                                  ===========   ===========   ===========   ===========

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                  (UNAUDITED)

11.      CAPITAL STOCK (cont'd)

(b)      EARNINGS PER SHARE (cont'd)

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

12.      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTAL
         INFORMATION

                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                    SEPTEMBER 30,                SEPTEMBER 30,
                                             --------------------------   --------------------------
                                                 2003          2002           2003          2002
                                             ------------  -----------    -----------   ------------
        Interest paid                        $        174  $        47    $     8,438   $     8,596
        Income taxes paid                    $        313  $       209    $     2,089   $       725

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

                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                                        ----------------------------   ---------------------------
                                                             2003            2002           2003           2002
                                                        ------------    ------------   ------------   ------------
        REVENUE
        IMAX systems                                    $     11,455    $      9,574   $     55,913   $     50,671
        Films                                                  5,275           9,786         19,570         29,050
        Other                                                  4,697           3,819         14,676         13,584
                                                        ------------    ------------   ------------   ------------
        TOTAL                                           $     21,427    $     23,179   $     90,159   $     93,305
                                                        ============    ============   ============   ============

        EARNINGS (LOSS) FROM OPERATIONS
        IMAX systems                                    $      5,667    $      2,279   $     26,550   $     22,885
        Films                                                     (8)          1,825          1,295          4,307
        Other                                                   (364)           (946)        (1,098)        (1,118)
        Corporate overhead                                    (4,694)         (3,342)       (15,596)       (16,104)
                                                        ------------    ------------   ------------   ------------
        TOTAL                                           $        601    $       (184)  $     11,151   $      9,970
                                                        ============    ============   ============   ============

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

18.      SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

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

18.      SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Balance Sheets as at September 30, 2003:


                                                                                              ADJUSTMENTS
                                                  IMAX         GUARANTOR     NON-GUARANTOR        AND          CONSOLIDATED
                                               CORPORATION    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS        TOTAL
                                              -------------  --------------  --------------  --------------  ----------------
ASSETS
Cash and cash equivalents                     $      19,691  $       3,618   $         286   $          --   $      23,595
Accounts receivable                                   8,574          3,796             915              --          13,285
Financing receivables                                52,425          1,412              77              --          53,914
Inventories                                          30,944            248              66          (2,246)         29,012
Prepaid expenses                                      2,274            437             288              --           2,999
Intercompany receivables                             15,329         18,114          15,974         (49,417)             --
Film assets                                             312            268              --              --             580
Fixed assets                                         35,775          5,111               3            (647)         40,242
Other assets                                          8,902           (101)             --              --           8,801
Deferred income taxes                                 3,770             51              --              --           3,821
Goodwill                                             39,027             --              --              --          39,027
Other intangible assets                               3,765             --              --              --           3,765
Investments in subsidiaries                          25,344             --              --         (25,344)             --
                                              -------------  -------------   -------------   -------------   -------------
    Total assets                              $     246,132  $      32,954   $      17,609   $     (77,654)  $     219,041
                                              =============  =============   =============   =============   =============

LIABILITIES
Accounts payable                                      2,246          3,247             622              --           6,115
Accrued liabilities                                  42,810          1,806             208              --          44,824
Intercompany payables                                39,897         25,016          12,227         (77,140)             --
Deferred revenue                                     62,311          6,061             157              --          68,529
Senior notes due 2005                               168,475             --              --              --         168,475
Convertible subordinated notes due 2003                  --             --              --              --              --
                                              -------------  -------------   -------------   -------------   -------------
    Total liabilities                               315,739         36,130          13,214         (77,140)        287,943
                                              -------------  -------------   -------------   -------------   -------------

SHAREHOLDER'S DEFICIT
Common stock - no par value.  Authorized -
    unlimited number. Issued and
    outstanding - 37,353,298                         98,695             --             117            (117)         98,695
Other equity/Additional paid in
    capital/Contributed surplus                       1,406          46,960             --         (45,926)          2,440
Deficit                                            (170,967)       (49,522)          4,278          45,529        (170,682)
Accumulated other comprehensive income
    (loss)                                            1,259           (614)             --              --             645
                                              -------------  --------------  -------------   -------------   -------------
    Total shareholders' equity (deficit)      $     (69,607) $      (3,176)  $       4,395   $        (514)  $     (68,902)
                                              -------------  --------------  -------------   -------------   -------------
    Total liabilities & shareholders'
equity (deficit)                              $     246,132  $      32,954   $      17,609   $     (77,654)  $     219,041
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

18.      SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Balance Sheets as at December 31, 2002:


                                                                                              ADJUSTMENTS
                                                  IMAX         GUARANTOR     NON-GUARANTOR        AND          CONSOLIDATED
                                               CORPORATION    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS        TOTAL
                                              -------------  -------------   -------------   -------------   --------------
ASSETS
Cash and cash equivalents                     $      31,091  $       5,695   $         350   $          --   $      37,136
Accounts receivable                                  10,274          3,373           1,407              --          15,054
Financing receivables                                50,492          1,249             177              --          51,918
Inventories                                          37,239            280              62          (3,489)         34,092
Prepaid expenses                                      1,856            340             187              --           2,383
Intercompany receivables                             29,740         15,863          13,338         (58,941)             --
Film assets                                             419             --              --              --             419
Fixed assets                                         40,610          5,402               6            (710)         45,308
Other assets                                         10,455             --              --              --          10,455
Deferred income taxes                                 3,770             51              --              --           3,821
Goodwill                                             39,027             --              --              --          39,027
Other intangible assets                               3,363             --              --              --           3,363
Investments in subsidiaries                          25,472             --              --         (25,472)             --
                                              -------------  -------------   -------------   -------------   -------------
    Total assets                              $     283,808  $      32,253   $      15,527   $     (88,612)  $     242,976
                                              =============  =============   =============   =============   =============

LIABILITIES
Accounts payable                                      2,641          3,113           1,014              --           6,768
Accrued liabilities                                  41,230          1,913             308              --          43,451
Intercompany payables                                54,093         22,523          10,122         (86,738)             --
Deferred revenue                                     79,759          7,309             216              --          87,284
Senior notes due 2005                               200,000             --              --              --         200,000
Convertible subordinated notes due 2003               9,143             --              --              --           9,143
Liabilities of discontinued operation                    --             --              --              --              --
                                              -------------  -------------   -------------   -------------   -------------
    Total liabilities                               386,866         34,858          11,660         (86,738)        346,646
                                              -------------  -------------   -------------   -------------   -------------

SHAREHOLDER'S DEFICIT
Common stock - no par value.  Authorized -
    unlimited number. Issued and
    outstanding - 32,973,366                         65,563             --             117            (117)         65,563
Other equity/Additional paid in
    capital/Contributed surplus                         508         46,950              --         (45,916)          1,542
Deficit                                            (170,388)       (48,941)          3,750          44,159        (171,420)
Accumulated other comprehensive income
    (loss)                                            1,259           (614)             --              --             645
                                              -------------  --------------  -------------   -------------   -------------
    Total shareholders' equity (deficit)      $    (103,058) $      (2,605)  $       3,867   $      (1,874)  $    (103,670)
                                              -------------  -------------   -------------   -------------   -------------
    Total liabilities & shareholders'
equity (deficit)                              $     283,808  $      32,253   $      15,527   $     (88,612)  $     242,976
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

18.      SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Operations for the three months ended September 30, 2003:

                                                                                              ADJUSTMENTS
                                                  IMAX         GUARANTOR     NON-GUARANTOR        AND        CONSOLIDATED
                                               CORPORATION    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS       TOTAL
                                              -------------  -------------   -------------   -------------   -------------
REVENUE
IMAX systems                                  $      11,118  $         221   $         328   $        (212)  $      11,455
Films                                                 3,245          2,799              28            (797)          5,275
Other                                                 1,504          3,224               7             (38)          4,697
                                              -------------  -------------   -------------   --------------  -------------
                                                     15,867          6,244             363          (1,047)         21,427
COST OF GOODS AND SERVICES                            7,052          7,256             120          (2,346)         12,081
                                              -------------  -------------   -------------   -------------   -------------
GROSS MARGIN                                          8,815         (1,012)            243           1,299           9,346

Selling, general and administrative expenses          8,199            129             (63)             --           8,265
Research and development                                952             --              --              --             952
Amortization of intangibles                             181             --              --              --             181
Loss (income) from equity-accounted
  investees                                             669             82              --            (980)           (228)
Receivable provisions (recoveries), net                (426)             1              --              --            (425)
Restructuring recoveries                                 --             --              --              --              --
                                              -------------  -------------   -------------   -------------   -------------
EARNINGS (LOSS) FROM OPERATIONS                        (760)        (1,224)            306           2,279             601

Interest income                                         105             --              --              --             105
Interest expense                                     (3,592)           (14)             --              --          (3,606)
Gain (loss) on retirement of notes                     (146)            --              --              --            (146)
Recovery on long-term investments                       355             --              --              --             355
                                              -------------  -------------   -------------   -------------   -------------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS BEFORE INCOME TAXES                   (4,038)        (1,238)            306           2,279          (2,691)
Recovery of (provision for) income taxes               (125)            15             (53)             --            (163)
                                              -------------  -------------   -------------   -------------   -------------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS                                       (4,163)        (1,223)            253           2,279          (2,854)
Net earnings from discontinued operations               200             --              --              --             200
                                              -------------  -------------   -------------   -------------   -------------
NET EARNINGS (LOSS)                           $      (3,963) $      (1,223)  $         253   $       2,279   $      (2,654)
                                              =============  =============   =============   =============   =============

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                  (UNAUDITED)

18.      SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Operations for the three months ended September 30, 2002:

                                                                                              ADJUSTMENTS
                                                  IMAX         GUARANTOR     NON-GUARANTOR        AND        CONSOLIDATED
                                               CORPORATION    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS       TOTAL
                                              -------------  -------------   -------------   -------------   -------------
REVENUE
IMAX systems                                  $       9,161  $         172   $         315   $         (74)  $       9,574
Films                                                 6,046          3,740              --              --           9,786
Other                                                 1,691          1,673              10             445           3,819
                                              -------------  -------------   -------------   -------------   -------------
                                                     16,898          5,585             325             371          23,179
COST OF GOODS AND SERVICES                           10,005          5,924              55             413          16,397
                                              -------------  -------------   -------------   -------------   -------------
GROSS MARGIN                                          6,893           (339)            270             (42)          6,782

Selling, general and administrative expenses          7,259            110             268             (73)          7,564
Research and development                                900             --              --              --             900
Amortization of intangibles                             339             --              --              --             339
Loss (income) from equity-accounted
  investees                                             364            135              --            (666)           (167)
Receivable provisions (recoveries), net              (1,236)            20              43              --          (1,173)
Restructuring recoveries                               (497)            --              --              --            (497)
                                              -------------  -------------   -------------   -------------   -------------
EARNINGS (LOSS) FROM OPERATIONS                        (236)          (604)            (41)            697            (184)

Interest income                                         106             --              --              --             106
Interest expense                                     (4,279)           (20)             --              --          (4,299)
Gain (loss) on retirement of notes                       17             --              --              --              17
Recovery on long-term investments                        --             --              --              --              --
                                              -------------  -------------   -------------   -------------   -------------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS BEFORE INCOME TAXES                   (4,392)          (624)            (41)            697          (4,360)
Recovery of (provision for) income taxes                 --             --              --              --              --
                                              -------------  -------------   -------------   -------------   -------------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS                                       (4,392)          (624)            (41)            697          (4,360)
Net earnings from discontinued operations             2,066             --              --              --           2,066
                                              -------------  -------------   -------------   -------------   -------------
NET EARNINGS (LOSS)                           $      (2,326) $        (624)  $         (41)  $         697   $      (2,294)
                                              =============  =============   =============   =============   =============

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                  (UNAUDITED)

18.      SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Operations for the nine months ended September 30, 2003:

                                                                                              ADJUSTMENTS
                                                  IMAX         GUARANTOR     NON-GUARANTOR        AND        CONSOLIDATED
                                               CORPORATION    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS       TOTAL
                                              -------------  -------------   -------------   -------------   -------------
REVENUE
IMAX systems                                  $      54,693  $       2,259   $       1,061   $      (2,100)  $      55,913
Films                                                10,741         11,011              48          (2,230)         19,570
Other                                                 4,217         10,509             125            (175)         14,676
                                              -------------  -------------   -------------   --------------  -------------
                                                     69,651         23,779           1,234          (4,505)         90,159
COST OF GOODS AND SERVICES                           31,437         24,954             496          (5,812)         51,075
                                              -------------  -------------   -------------   -------------   -------------
GROSS MARGIN                                         38,214         (1,175)            738           1,307          39,084

Selling, general and administrative expenses         24,125            530             209              --          24,864
Research and development                              2,833             --              --              --           2,833
Amortization of intangibles                             473             --              --              --             473
Loss (income) from equity-accounted
  investees                                           (539)            101              --             (63)           (501)
Receivable provisions (recoveries), net                 486           (178)            (44)             --             264
Restructuring recoveries                                 --             --              --              --              --
                                              -------------  -------------   -------------   -------------   -------------
EARNINGS (LOSS) FROM OPERATIONS                      10,836         (1,628)            573           1,370          11,151

Interest income                                         515             --              --              --             515
Interest expense                                    (11,919)           (30)             --              --         (11,949)
Gain (loss) on retirement of notes                     (333)            --              --              --            (333)
Recovery on long-term investments                       355             --              --              --             355
                                              -------------  -------------   -------------   -------------   -------------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS BEFORE INCOME TAXES                     (546)        (1,658)            573           1,370            (261)
Recovery of (provision for) income taxes               (632)         1,077             (45)             --             400
                                              -------------  -------------   -------------   -------------   -------------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS                                       (1,178)          (581)            528           1,370             139
Net earnings from discontinued operations               599             --              --              --             599
                                              -------------  -------------   -------------   -------------   -------------
NET EARNINGS (LOSS)                           $        (579) $        (581)  $         528   $       1,370   $         738
                                              =============  =============-  =============   =============   =============

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                  (UNAUDITED)

18.      SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Operations for the nine months ended September 30, 2002:

                                                                                              ADJUSTMENTS
                                                  IMAX         GUARANTOR     NON-GUARANTOR        AND        CONSOLIDATED
                                               CORPORATION    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS       TOTAL
                                              -------------  -------------   -------------   -------------   -------------
REVENUE
IMAX systems                                  $      47,937  $       4,836   $         928   $      (3,030)  $      50,671
Films                                                18,078         10,972              --              --          29,050
Other                                                 4,466          9,087              52             (21)         13,584
                                              -------------  -------------   -------------   --------------  -------------
                                                     70,481         24,895             980          (3,051)         93,305
COST OF GOODS AND SERVICES                           32,236         24,874             389          (3,072)         54,427
                                              -------------  -------------   -------------   -------------   -------------
GROSS MARGIN                                         38,245             21             591              21          38,878

Selling, general and administrative expenses         25,472            502             708             (10)         26,672
Research and development                              1,699              2              --              --           1,701
Amortization of intangibles                           1,067             --              --              --           1,067
Loss (income) from equity-accounted
  investees                                            (671)           272             --             311             (88)
Receivable provisions (recoveries), net               1,385           (991)           (341)             --              53
Restructuring recoveries                               (497)            --              --              --            (497)
                                              -------------  -------------   -------------   -------------   -------------
EARNINGS (LOSS) FROM OPERATIONS                       9,790            236             224            (280)          9,970

Interest income                                         291              1               3              --             295
Interest expense                                    (12,885)          (163)             --              --         (13,048)
Gain (loss) on retirement of notes                   12,005             --              --              --          12,005
Recovery on long-term investments                        --             --              --              --             --
                                              -------------  -------------   -------------   -------------   -------------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS BEFORE INCOME TAXES                    9,201             74             227            (280)          9,222
Recovery of (provision for) income taxes                 --             --              --              --              --
                                              -------------  -------------   -------------   -------------   -------------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS                                        9,201             74             227            (280)          9,222
Net earnings from discontinued operations             2,066             --              --              --           2,066
                                              -------------  -------------   -------------   -------------   -------------
NET EARNINGS (LOSS)                           $      11,267  $          74   $         227   $        (280)  $      11,288
                                              =============  =============   =============   =============-  =============

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                  (UNAUDITED)

18.      SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Cash Flows for the nine months ended September 30, 2003:

                                                                                                ADJUSTMENTS
                                                     IMAX         GUARANTOR     NON-GUARANTOR        AND       CONSOLIDATED
                                                  CORPORATION    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS      TOTAL
                                                 -------------  -------------   -------------   -------------  ------------
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net earnings (loss) from continuing operations   $      (1,178) $        (581) $         528   $       1,370  $         139
Items not involving cash:
    Depreciation, amortization and write-downs           7,897            758            (41)             --          8,614
    Loss (income) from equity-accounted
      investees                                           (539)           101             --             (63)          (501)
    Deferred income taxes                                   --             --             --              --             --
    Loss on retirement of notes                            333             --             --              --            333
    Stock and other non-cash compensation                4,103             --             --              --          4,103
    Non-cash foreign exchange gain                        (685)            --             --              --           (685)
Payment under certain employment agreements             (1,550)            --             --              --         (1,550)
Investment in film assets                                 (840)          (268)            --              --         (1,108)
Changes in other non-cash operating assets and
    liabilities                                        (10,643)        (1,449)          (568)         (1,244)       (13,904)
                                                 -------------  -------------  -------------   -------------  -------------
Net cash used in operating activities                   (3,102)        (1,439)           (81)             63         (4,559)
                                                 -------------  -------------  -------------   -------------  -------------

INVESTING ACTIVITIES
Purchase of fixed assets                                  (453)          (642)            --             (63)        (1,158)
Increase in other assets                                  (794)            --             --              --           (794)
Increase in other intangible assets                       (435)            --             --              --           (435)
Recovery on long-term investments                          355             --             --              --            355
                                                 -------------  -------------  -------------   -------------  -------------
Net cash used in investing activities                   (1,327)          (642)            --             (63)        (2,032)
                                                 -------------  -------------  -------------   -------------  -------------

FINANCING ACTIVITIES
Repayment of convertible subordinated notes             (9,143)            --             --              --         (9,143)
Repurchase of convertible subordinated notes                --             --             --              --             --
Receipt on note receivable from discontinued
    operations                                             599             --             --              --            599
Common shares issued                                     1,410             --             --              --          1,410
                                                 -------------  -------------  -------------   -------------  -------------
Net cash used in financing activities                   (7,134)            --             --              --         (7,134)
                                                 -------------  -------------  -------------   -------------  -------------

Effects of exchange rate changes on cash                   163              4             17              --            184
                                                 -------------  -------------  -------------   -------------  -------------

DECREASE IN CASH AND CASH EQUIVALENTS, DURING
    THE PERIOD                                         (11,400)        (2,077)           (64)             --        (13,541)

Cash and cash equivalents, beginning of period          31,091          5,695            350              --         37,136
                                                 -------------  -------------  -------------   -------------  -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD         $      19,691  $       3,618  $         286   $          --  $      23,595
                                                 =============  =============  =============   =============  =============

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                  (UNAUDITED)

18.      SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Cash Flows for the nine months ended September 30, 2002:

                                                                                                 ADJUSTMENTS
                                                     IMAX         GUARANTOR     NON-GUARANTOR        AND        CONSOLIDATED
                                                  CORPORATION    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS       TOTAL
                                                 -------------  -------------   -------------   -------------  -------------
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net earnings (loss) from continuing operations   $       9,201  $          74  $         227    $       (280)  $      9,222
Items not involving cash:
    Depreciation, amortization and write-downs          13,027            187           (333)             --         12,881
    Loss (income) from equity-accounted
      investees                                           (671)           272             --             311            (88)
    Deferred income taxes                                 (921)            --             --              --           (921)
    Loss on retirement of notes                        (12,005)            --             --              --        (12,005)
    Stock and other non-cash compensation                3,016             --             --              --          3,016
    Non-cash foreign exchange gain                        (390)            --             --              --           (390)
Payment under certain employment agreements                 --             --             --              --             --
Investment in film assets                               (8,333)         5,982             --              --         (2,351)
Changes in other non-cash operating assets and
    liabilities                                          7,257         (9,497)           177            (338)        (2,401)
                                                 -------------  -------------  -------------   -------------- -------------
Net cash provided by (used in) operating
    activities                                          10,181         (2,982)            71            (307)         6,963
                                                 -------------  -------------  -------------   -------------- -------------

INVESTING ACTIVITIES
Purchase of fixed assets                                (1,026)          (402)            --             291         (1,137)
Increase in other assets                                (1,733)         1,006             --              --           (727)
Decrease (increase) in other intangible assets            (469)            --             --              --           (469)
Recovery on long-term investments                           --             --             --              --             --
                                                 -------------  -------------  -------------   -------------  -------------
Net cash provided by (used in) investing
    activities                                          (3,228)           604             --             291         (2,333)
                                                 -------------  -------------  -------------   -------------  -------------

FINANCING ACTIVITIES
Repayment of convertible subordinated notes                 --             --             --              --             --
Repurchase of convertible subordinated notes            (6,022)            --             --              --         (6,022)
Receipt on note receivable from discontinued
    operations                                              --             --             --              --             --
Common shares issued                                       152             --             --              --            152
                                                 -------------  -------------  -------------   -------------  -------------
Net cash used in financing activities                   (5,870)            --             --              --         (5,870)
                                                 -------------  -------------  -------------   -------------  -------------

Effects of exchange rate changes on cash                    --             49             (1)             16             64
                                                 -------------  -------------  -------------   -------------  -------------

INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS, DURING THE PERIOD                       1,083         (2,329)            70              --         (1,176)

Cash and cash equivalents, beginning of period          20,039          6,144            205              --         26,388
                                                 -------------  -------------  -------------   -------------  -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD         $      21,122  $       3,815  $         275   $          --  $      25,212
                                                 =============  =============  =============   =============  =============

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

GROSS MARGIN

Gross margin for the third quarter of 2003 was $9.3 million, or 43.6% of total revenue, compared to $6.8 million, or 29.3% of total revenue, in the corresponding quarter last year. The increase in margin for 2003 is due primarily to $3.4 million for terminated lease agreements with customers included in IMAX systems gross margins for the third quarter of 2003 compared to $nil in the corresponding quarter last year. Because of the nature and size of the capital commitment that our prospective customers are required to make to the Company, it is occasionally necessary for the Company to terminate customers that are on default on cash payments owing and other obligations under lease agreements. When revenue is recognized on terminated lease agreements, minimal costs are recognized on this revenue.

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

Receivable provisions (recoveries), net, were a net recovery of $0.4 million in the third quarter of 2003, compared to a net recovery of $1.2 million in the same quarter last year. The Company recorded accounts and financing net receivable recoveries of less than $0.1 million as compared to $0.2 million in the same quarter last year. The Company also recorded recoveries of $0.4 million compared to $1.0 million in the same quarter last year, on previously provided amounts for financing receivables, as collectibility associated with certain leases was resolved due to amendment, settlement of the leases, or other resolving conditions.

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

GROSS MARGIN

Gross margin for the first nine months of 2003 was $39.1 million, or 43.4% of total revenue, compared to $38.9 million, or 41.7% of total revenue, in the same period last year. The increase in margin for 2003 is due primarily to $7.6 million included in IMAX systems gross margins for the first nine months of 2003 compared to $5.3 million in the corresponding period last year for terminated lease agreements with customers. Because of the nature and size of the capital commitment that our prospective customers are required to make to the Company, it is occasionally necessary for the Company to terminate customers that are on default on cash payments owing and other obligations under lease agreements. When revenue is recognized on terminated lease agreements, minimal costs are recognized on this revenue.

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

Receivable provisions (recoveries), net, were a net provision of $0.3 million in the first nine months of 2003, compared to a net provision of $0.1 million in the same period last year. The Company recorded accounts and financing net receivables provisions of $1.4 million as compared to $2.0 million in the same period last year, offset by the recovery of $1.2 million compared to $2.0 million in the same period last year on previously provided amounts for financing receivables, as collectibility associated with certain leases was resolved due to amendment, settlement of the leases, or other resolving conditions.

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




PART II    OTHER INFORMATION (cont'd)

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


                                            IMAX CORPORATION




Date:  February 27, 2004                    By: /s/ Francis T. Joyce
------------------------                        --------------------
                                                Francis T. Joyce
                                                Chief Financial Officer
                                                (Principal Financial Officer)




Date:  February 27, 2004                    By: /s/  Kathryn A. Gamble
------------------------                        ----------------------
                                                Kathryn A. Gamble
                                                Vice President, Finance,
Controller
                                                (Principal Accounting Officer)