Form 10-K
period 2003-12-31
IMAX CORP
filed 2004-03-15
CIK 921582

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

   [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-24216

                                IMAX CORPORATION
             (Exact name of registrant as specified in its charter)

                        CANADA                               98-0140269
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
               or organization)                                Number)

  2525 SPEAKMAN DRIVE, MISSISSAUGA, ONTARIO, CANADA           L5K 1B1
       (Address of principal executive offices)            (Postal Code)

       Registrant's telephone number, including area code: (905) 403-6500

           Securities registered pursuant to Section 12(b) of the Act:

                   TITLE OF EACH CLASS                    NAME OF EXCHANGE
                 -----------------------                 ON WHICH REGISTERED
                          None                          ---------------------

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

                                 Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

     The aggregate market value of the common shares of the registrant held by non-affiliates of the registrant, computed by reference to the last sale price of such shares as of the close of trading on June 30, 2003 was $36.09 million (4,005,427 common shares times $9.01).

     As of February 20, 2004, there were 39,304,491 common shares of the registrant outstanding.

                       DOCUMENT INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be filed within 120 days of the close of IMAX Corporation's fiscal year ended December 31, 2003, with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors and the annual meeting of the stockholders of the registrant (the "Proxy Statement") are incorporated by reference in Part III of this Form 10-K to the extent described therein.

================================================================================


                                    1 of 88

                                IMAX CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                                DECEMBER 31, 2003

                                TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                             ----
                                                     PART I

Item 1      Business...................................................................................         4
Item 2      Properties.................................................................................        14
Item 3      Legal Proceedings..........................................................................        15
Item 4      Submission of Matters to a Vote of Security Holders........................................        15

                                                     PART II

Item 5      Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases
               of Equity Securities....................................................................        16
Item 6      Selected Financial Data....................................................................        19
Item 7      Management's Discussion and Analysis of Financial Condition and Results of Operations......        22
Item 7A     Quantitative and Qualitative Disclosures about Market Risk.................................        39
Item 8      Financial Statements and Supplementary Data................................................        40
Item 9      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......        83
Item 9A     Controls and Procedures....................................................................        83

                                                    PART III

Item 10     Directors and Executive Officers of the Registrant.........................................        84
Item 11     Executive Compensation.....................................................................        84
Item 12     Security Ownership of Certain Beneficial Owners and Management and Related
               Stockholder Matters.....................................................................        84
Item 13     Certain Relationships and Related Transactions.............................................        84
Item 14     Principal Accounting Fees and Services.....................................................        84
Item 15     Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................        85
Signatures..............................................................................................       88

                                IMAX CORPORATION

EXCHANGE RATE DATA

     Unless otherwise indicated, all dollar amounts in this document are expressed in United States ("U.S.") dollars. The following table sets forth, for the periods indicated, certain exchange rates based on the noon buying rate in the City of New York for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York (the "Noon Buying Rate"). Such rates quoted are the number of U.S. dollars per one Canadian dollar and are the inverse of rates quoted by the Federal Reserve Bank of New York for Canadian dollars per U.S. $1.00. The average exchange rate is based on the average of the exchange rates on the last day of each month during such periods. The Noon Buying Rate on December 31, 2003 was U.S. $0.7738.

                                                            YEARS ENDED DECEMBER 31,
                               ----------------------------------------------------------------------------------------
                                    2003             2002                2001             2000               1999
                               ----------------------------------------------------------------------------------------
Exchange rate at end of
    period....................    U.S. $0.7738    U.S. $0.6329       U.S. $0.6267     U.S. $0.6669       U.S. $0.6925
Average exchange rate
   during period..............          0.7136          0.6368             0.6457           0.6732             0.6730
High exchange rate during
   period.....................          0.7738          0.6619             0.6697           0.6944             0.6925
Low exchange rate during
   period.....................          0.6349          0.6200             0.6241           0.6410             0.6535

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

     Certain statements included in this annual report may constitute "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, references to future capital expenditures (including the amount and nature thereof), business strategies and measures to implement strategies, competitive strengths, goals, expansion and growth of business and operations, plans and references to the future success of IMAX Corporation together with its wholly-owned subsidiaries (the "Company") and expectations regarding the Company's future operating results. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the expectations and predictions of the Company is subject to a number of risks and uncertainties, including, but not limited to, general economic, market or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by the Company; competitive actions by other companies; conditions in the out-of-home entertainment industry; changes in laws or regulations; conditions in the commercial exhibition industry; the acceptance of the Company's new technologies; risks associated with investments and operations in foreign jurisdictions and any future international expansion, including those related to economic, political and regulatory policies of local governments and laws and policies of the United States and Canada; the potential impact of increased competition in the markets the Company operates within; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this annual report are qualified by these cautionary statements, and actual results or anticipated developments by the Company may not be realized, and even if substantially realized, may not have the expected consequences to, or effects on, the Company. The Company undertakes no obligation to update publicly or otherwise revise any forward-looking information, whether as a result of new information, future events or otherwise.

--------------------------------------------------------------------------------

   IMAX(R), IMAX(R) Dome, IMAX(R) 3D, IMAX(R) 3D Dome, The IMAX Experience(R), An IMAX Experience(R), IMAX DMR(R), IMAX(R) MPX(TM), IMAX Think Big(TM) and Think Big(TM) are trademarks and trade names of the Company or its subsidiaries that are registered or otherwise protected under laws of various jurisdictions.

                                IMAX CORPORATION

                                     PART I

ITEM 1. BUSINESS

GENERAL

     IMAX Corporation together with its wholly-owned subsidiaries (the "Company") is one of the world's leading entertainment technology companies, specializing in large-format and three-dimensional ("3D") film presentations. The Company's principal business is the design, manufacture, sale and lease of projection systems based on proprietary and patented technology for large-format, 15-perforation film frame, 70mm format ("15/70-format") theaters including commercial theaters, museums and science centers, and destination entertainment sites. In addition, the Company designs and manufactures high-end sound systems and produces and distributes films for IMAX(R) theaters. The majority of IMAX theaters are operated by third parties under lease agreements with the Company.

     The Company is also engaged in the production, post-production, digital re-mastering and distribution of 15/70-format films, the operation of IMAX theaters and other operations in support of IMAX theaters and the IMAX theater network.

     The Company believes the IMAX theater network is the most extensive large-format theater network in the world with 240 theaters operating in more than 35 countries as of December 31, 2003. Of these 240 theaters, 115 of them are currently located in institutional locations, such as museums and science centers, and 125 in commercial locations. While the Company's roots are in the institutional market, the Company believes that the commercial market is potentially significantly larger. To increase the demand for IMAX theater systems, the Company is currently working to position the IMAX theater network as a new release window for Hollywood event, or blockbuster films. To this end the Company has both developed a technology that allows standard 35mm movies to be converted to its 15/70 format, and has introduced a lower cost projection system designed for multiplex owners. The Company is also working to build strong relationships with Hollywood studios and commercial exhibition companies.

     The Company generally does not own IMAX theaters, but leases its projection and sound systems, and licenses the use of its trademarks. IMAX theater systems combine advanced, high-resolution projection systems, sound systems and screens as large as eight stories high (approximately 80 feet) that extend to the edge of a viewer's peripheral vision to create immersive audio-visual experiences. As a result, audiences feel as if they are a part of the on-screen action in a way that is more intense and exciting than in traditional theaters. In addition, the Company's IMAX(R) 3D theater systems combine the same projection and sound systems and screens with 3D images that further increase the audience's feeling of immersion in the film. The Company believes that the network of IMAX 3D theaters represents the largest out-of-home 3D distribution network in the world.

     In 2002, the Company introduced a technology that can convert live-action 35mm films to IMAX's 15/70-format film at a modest incremental cost, while meeting the Company's high standards of image and sound quality. The Company believes that this proprietary system, know as IMAX Digital Re-Mastering(TM) ("IMAX DMR(R)"), can position IMAX theaters as a new release window for Hollywood's event films. In 2003, the Company converted The Matrix Reloaded and The Matrix Revolutions, the last two films of the Matrix trilogy that began with the 1999 blockbuster film The Matrix, to IMAX's 15/70 format. The Matrix
Reloaded: The IMAX Experience ran exclusively on over 70 IMAX screens beginning June 6, 2003, approximately four weeks after the domestic release of the film to conventional 35mm theaters. On November 5, 2003, The Matrix Revolutions became the first-ever live-action Hollywood film released simultaneously to both IMAX theaters and 35mm theaters. Also in 2003, the Company signed an agreement with Warner Bros. Pictures to release an IMAX DMR version of Harry Potter and the Prisoner of Azkaban to IMAX theaters in June 2004.

     In March 2003, the Company introduced IMAX(R) MPX(TM), a new theater projection system designed specifically for use in multiplex auditoriums, which reduces the capital and operating costs required to run an IMAX theater while still offering consumers the image and sound quality of the trademarked experience viewers derive from IMAX theaters known as "The IMAX Experience(R)".

     The Company was formed in March 1994 as a result of an amalgamation between WGIM Acquisition Corp. and the former IMAX Corporation ("Predecessor IMAX"). Predecessor IMAX was incorporated in 1967.

                                IMAX CORPORATION

PRODUCT LINES

     The Company is the pioneer and leader in the large-format film industry, and believes it is the largest designer and manufacturer of specialty projection and sound systems for, and a significant producer and distributor of 15/70-format films for, large-format theaters around the world. The Company's theater systems include specialized projection equipment, advanced sound systems, specialty screens, theater automation control systems and film handling equipment. The Company derives its revenues from the sale and lease of its theater systems to large-format theaters, the licensing of related film products to the IMAX theater network, post-production services for large-format films and through its owned and operated theater operations. Segmented information is provided in note 21 to the audited financial statements contained in Item 8.

IMAX SYSTEMS

     IMAX THEATERS

     The Company's primary products are its large-format theater systems. IMAX theater systems traditionally include a unique rolling loop 15/70-format projector that offers superior image quality and stability; a 6-channel, digital sound system delivering up to 12,000 watts; a screen with a proprietary coating technology; a digital theater control system and extensive theater planning, design and installation services. All theater systems also come with a license for the use of the IMAX brand. The Company primarily offers four types of these theater systems: the GT projection system for the largest IMAX theaters; the SR system for smaller theaters; the Company's recently introduced IMAX MPX system, which is targeted for multiplex complexes; and a fourth category of theater systems featuring heavily curved and tilted screens that are used in dome shaped theaters. The GT, SR and IMAX MPX systems come with "flat" screens that have a minimum of curvature and tilt and can exhibit both two dimensional ("2D") and 3D films, while dome shaped theaters are generally 2D only and are popular with the Company's institutional clients.

     Screens in IMAX theaters are as large as one hundred or more feet wide and eight stories tall and the Company believes they are the largest cinema screens in the world. Unlike standard cinema screens, IMAX screens extend to the edge of a viewer's peripheral vision to create immersive experiences which, when combined with the Company's superior sound system, make audiences feel as if they are a part of the on-screen action in a way that is more intense and exciting than in traditional theaters, a critical part of The IMAX Experience. The Company's IMAX 3D theaters further increase the audience's feeling of immersion in the film by bringing images off the screen. All IMAX theaters have a steeply inclined floor to provide each audience member with a clear view of the screen.

     The Company's projection systems utilize the largest commercially available film format (15-perforation film frame, 70mm), which is nearly 10 times larger than conventional film (4-perforation film frame, 35mm) and therefore able to project significantly more detail on a larger screen. The Company believes its projectors, which utilize the Company's rolling loop technology, are unsurpassed in their ability to project film with maximum steadiness and clarity with minimal film wear while substantially enhancing the quality of the projected image. As a result, the Company's projection systems deliver a higher level of clarity, detail and brightness compared to conventional movies and competing film and digital based projection systems.

     To complement the film technology and viewing experience, IMAX theater systems feature unique digital sound systems. The sound systems are among the most advanced in the industry and help to heighten the sense of realism of a 15/70-format film. IMAX sound systems are specifically designed for IMAX theaters and are an important competitive advantage of IMAX systems.

     THEATER SYSTEM LEASES. The Company's system leases generally have 10 to 20-year initial terms and are typically renewable by the customer for one or more additional 10-year terms. As part of the lease agreement, the Company advises the customer on theater design, custom assemblies and supervises the installation of the theater system, provides training in using the equipment to theater personnel and for a separate fee provides ongoing maintenance to the system. Prospective theater owners are responsible for providing the theater location, the design and construction of the theater building, the installation of the system and any other necessary improvements as well as the marketing and programming at the theater. Under the terms of the typical lease agreement, the title to all theater system equipment (including the projection screen, the projector and the sound system) remains with the Company. The Company has the right to remove the equipment for non-payment or other defaults by the customer. The contracts are generally not cancelable by the customer unless the Company fails to perform its obligations. The contracts are generally denominated in U.S. dollars, except in Canada and Japan, where contracts are generally denominated in Canadian dollars and Japanese yen, respectively.

                                IMAX CORPORATION

IMAX SYSTEMS (cont'd)

     IMAX THEATERS (cont'd)

     The typical lease agreement provides for three major sources of revenue for the Company: initial rental fees; ongoing minimum and additional rental payments; and ongoing maintenance fees. Ongoing rental income and additional payments and maintenance fees are generally received over the life of the contract and are usually adjusted annually based on changes in the local consumer price index. The terms of each lease agreement vary according to the system technology provided and the geographic location of the customer.

     SALES BACKLOG. Signed contracts for theater system installations are listed as sales backlog prior to the time of revenue recognition. The value of sales backlog represents the total value of all signed system sales and sales-type lease agreements that are expected to be recognized as revenue in the future. Sales backlog includes initial rental fees along with the present value of contractual minimum rents due over the lease term, but excludes maintenance revenues as well as rents in excess of contractual minimums that might be received in the future. Sales backlog does not include revenues from theaters in which the Company has an equity-interest, agreements covered by letters of intent or conditional theater commitments.

     The Company believes that the contractual obligations for system installations that are listed in sales backlog are valid and binding commitments. However, there can be no assurances that customers will ultimately honor such obligations, or that the Company will be successful if litigation is required to enforce such obligations. In addition, customers with system obligations in backlog sometimes request that the Company agrees to modify or reduce such obligations. The Company has, from time-to-time, agreed to restructure the obligations of its customers under certain circumstances, and there can be no assurances that additional backlog obligations of customers will not be modified, reduced or otherwise restructured in the future.

     The following chart shows the number of the Company's theater systems by product, installed base and backlog as of December 31:

                                                           2003
-----------------------------------------------------------------------------------------------------------------------
                                                2D                                                 3D
                           ------------------------------------------      --------------------------------------------
                                              INSTALLED                                         INSTALLED
                               PRODUCT           BASE           BACKLOG     PRODUCT                BASE         BACKLOG
                           --------------     ---------         -------    ----------           ---------       -------
Flat Screen                IMAX                   55              2        IMAX 3D                  81             25
                                                                           IMAX 3D SR               38             21
Dome Screen                IMAX Dome              66              5        IMAX MPX                  0              8

                                                           2002
-----------------------------------------------------------------------------------------------------------------------
                                                2D                                                 3D
                           ------------------------------------------      --------------------------------------------
                                              INSTALLED                                         INSTALLED
                               PRODUCT           BASE           BACKLOG     PRODUCT                BASE         BACKLOG
                           --------------     ---------         -------    ----------           ---------       -------
Flat Screen                IMAX                   56              4        IMAX 3D                  81             32
                                                                           IMAX 3D SR               30             23
Dome Screen                IMAX Dome              65              4        IMAX MPX                  0              0

                                IMAX CORPORATION

IMAX SYSTEMS (cont'd)

     IMAX THEATERS (cont'd)

     IMAX AND IMAX DOME SYSTEMS. IMAX and IMAX Dome systems make up the largest component of the Company's installed theater base. IMAX theaters, with a flat screen, were introduced in 1970, while IMAX Dome theaters, which are designed for tilted dome screens, were introduced in 1973. There have been several significant proprietary and patented enhancements to these systems since their introduction.

     IMAX 3D AND IMAX 3D SR SYSTEMS. IMAX 3D theaters utilize a flat screen 3D system which produces realistic three-dimensional images on an IMAX screen. The Company believes that the IMAX 3D system offers consumers one of the most realistic 3D experiences available today. To create the 3D effect, the audience uses either polarized or electronic glasses that separate the left-eye and right-eye images. The IMAX 3D projectors can project both 2D and 3D films, allowing theater owners the flexibility to exhibit either type of film. The Company offers upgrades to existing theaters, which have 2D IMAX projection systems to IMAX 3D projection systems. Since the introduction of IMAX 3D technology, the Company has upgraded 16 theater systems.

     In 1997, the Company launched a smaller IMAX 3D system called IMAX 3D SR, a patented theater system that combines a proprietary theater design, a more automated projection system and specialized sound system to replicate the experience of a larger IMAX 3D theater in a smaller space.

     IMAX MPX. In 2003, the Company announced that it had launched its new large-format theater system designed specifically for use in multiplex theaters. Known as IMAX MPX, this projection system projects 15/70-format film onto screens up to 70ft x 44ft, which are curved and tilted forward to further immerse the audience. An IMAX MPX theater utilizes the Company's next generation proprietary digital sound system, capable of multi-channel uncompressed 24bit studio quality digital audio. The projector is capable of playing both 2D and 3D films, and installs into a standard 35mm projection booth. The IMAX MPX system can be installed as part of a newly-constructed multiplex, as an add-on to an existing multiplex or as a retrofit of two existing, stadium seat auditoriums within a multiplex. With lower capital and operating costs, the IMAX MPX is designed to improve a multiplex-owner's financial returns and allow for the installation of IMAX theaters in markets that might previously not have been able to support one. The Company has signed agreements for nine IMAX MPX theater systems, the first of which is scheduled to be installed in the first half of 2004.

     SOUND SYSTEMS

     The Company believes it is a world leader in the design and manufacture of digital sound systems for applications including traditional movie theaters, auditoriums and IMAX theaters. In February 2001, the Company decided to relocate the manufacture of sound systems from Birmingham, Alabama to the Company's headquarters near Toronto, Canada.

FILMS

     FILM PRODUCTION, DISTRIBUTION AND POST-PRODUCTION

     The Company produces films which are financed internally and through third parties. With respect to films financed by third parties, the Company generally receives a film production fee in exchange for producing the films and is appointed the exclusive distributor of the film. When the Company produces films, it typically hires production talent and specialists on a project-by-project basis allowing the Company to retain creative and quality control without the burden of significant ongoing overhead expenses. Typically, the ownership rights to films produced for third parties are held by the film sponsors, the film investors and the Company. The Company is increasingly utilizing third-party funding for the large-format films it distributes.

     The Company is a significant distributor of 15/70-format films. The Company generally distributes films which it produces or for which it has acquired distribution rights from independent producers. The Company has distribution rights to more 15/70-format films than any competing distributor. As a distributor, the Company generally receives a percentage of the theater box office receipts.

                                IMAX CORPORATION

FILMS (cont'd)

     FILM PRODUCTION, DISTRIBUTION AND POST-PRODUCTION (cont'd)

     The library of 15/70-format films includes general entertainment and educational films on subjects such as space, wildlife, music, history and natural wonders, and consisted of 214 films at the end of 2003, of which the Company had distribution rights to 47 such films. In recent years, 15/70-format films have been successfully released by the Company, including SPACE STATION which was released in April 2002 and has grossed nearly $70 million to date, T-REX: Back to the Cretaceous, which was released by the Company in 1998 and has grossed over $80 million to date and Fantasia 2000: The IMAX Experience which was released by the Company and Buena Vista Pictures Distribution, a unit of The Walt Disney Company in 2000. Fantasia 2000, the first theatrical full-length feature film to be reformatted into 15/70-format became the fastest grossing large-format film in history and has grossed over $80.5 million to date. 15/70-format films have significantly longer exhibition periods than conventional 35mm films and many of the films in the library have remained popular for significantly longer periods including the films To Fly! (1976), Grand Canyon - The Hidden Secrets (1984) and The Dream Is Alive (1985). In 1991, Everest was released MacGillivray Freeman Films and has grossed over $120.0 million to date. In 2003, there were 13 new films released in the 15/70 format.

     In 2002, the Company introduced its IMAX DMR technology which allows virtually any 35mm live-action film to be digitally converted to IMAX's 15/70 format at a modest incremental cost. The Company generally receives a processing fee for IMAX DMR re-mastering of films, the cost of which is often borne by the rights holder of the 35mm film. The Company may also receive distribution rights to the 15/70-format films produced using its IMAX DMR technology.

     The Company released its first IMAX DMR film Apollo 13: The IMAX Experience, in conjunction with Universal Pictures and Imagine Entertainment, to 22 IMAX theaters in September 2002. The Company released its second IMAX DMR film, Star Wars: Episode II Attack of the Clones - The IMAX Experience, in conjunction with 20th Century Fox in November 2002 to 58 IMAX theaters.

     On April 23, 2003, the Company announced an agreement with Warner Bros. Pictures to convert The Matrix Reloaded and The Matrix Revolutions, the last two films of the Matrix trilogy that began with the 1999 blockbuster film The Matrix, to IMAX's 15/70 format. The IMAX DMR version of The Matrix Reloaded ran exclusively on over 70 IMAX screens beginning June 6, 2003, approximately four weeks after the domestic release of the film to conventional 35mm theaters. After the IMAX release on June 6, IMAX screens accounted for 27% of the film's total box office receipts in North America, despite accounting for just 7.3% of the screens exhibiting the film. On November 5, 2003, The Matrix Revolutions became the first-ever live-action Hollywood film released simultaneously to both IMAX theaters and 35mm theaters. In North America, the film grossed approximately $3.0 million in the first five days of its release on 48 IMAX screens, representing approximately $63,000 in per-screen revenue. The Company believes that these releases have helped to position IMAX theaters as a separate and unique release window for Hollywood films similar to the type created when Hollywood studios began including the pay TV and home video industries as release windows for their films.

     David Keighley Productions 70MM Inc., a wholly-owned subsidiary of the Company, provides film post-production and quality control services for 15/70-format films (whether produced internally or externally), and digital post-production services.

                                IMAX CORPORATION

FILMS (cont'd)

     DIGITAL RE-MASTERING (IMAX DMR)

     The Company has developed technology that makes it possible for 35mm live-action film to be transformed into IMAX's 15/70 format at a minor incremental cost of roughly $2 - $3 million. This patent-pending system, known as IMAX DMR, opens the IMAX theater network up to potential film releases from Hollywood's broad library of new and old films.

     The IMAX DMR process involves the following:

     - scanning, at the highest resolution possible, each individual frame of the 35mm film and converting it into a digital image;

     - optimizing the image using proprietary image enhancement tools developed and refined over many years;

     - analyzing the information contained within a 35mm frame format and enhancing the digital image using techniques such as sharpening, color correction, grain removal and the elimination of unsteadiness, removal of unwanted artifacts; and

     -      recording the enhanced digital image onto 15/70-format film.

     During the re-mastering process, the highly automated system allows the process to meet rigorous film production schedules. The Company is continuing to improve the length of time it takes to reformat a film with its IMAX DMR technology. Apollo 13: The IMAX Experience was re-mastered in 16 weeks, Star Wars Episode II: Attack of the Clones: The IMAX Experience was re-mastered in eight weeks and The Matrix Reloaded: The IMAX Experience was re-mastered in less than four weeks. The IMAX DMR conversion of The Matrix Revolutions: The IMAX Experience was done in parallel with the movie's filming and editing, which is necessary for the simultaneous release of an IMAX DMR film.

     For IMAX DMR releases, the original soundtrack of the 35mm film is re-mastered for IMAX's six-channel digital sound system. Unlike conventional theater sound systems, IMAX sound systems are uncompressed, full fidelity and use proprietary loudspeaker systems and surround sound that ensure every theater seat is in a good listening position. While the Company can only convert 35mm images into IMAX's 15/70-format film in 2D today, the Company has a research and development program underway focused on converting live action 35mm film to IMAX 3D. The Company currently has the ability to convert computer generated animation to IMAX 3D and has done so successfully with the 1999 release of Cyberworld and the 2002 release of Steve Oedekerk's Santa vs. the Snowman.

THEATER OPERATIONS

     The Company has seven owned and operated theaters. In addition, the Company has entered into commercial arrangements with two theaters resulting in the sharing of profits and losses. The Company also provides management services to two theaters.

                                IMAX CORPORATION

OTHER

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

MARKETING AND CUSTOMERS

     The Company markets its theater systems through a direct sales force and marketing staff located in offices in Canada, the United States, Europe, Singapore, Japan and China. In addition, the Company has agreements with consultants, business brokers and real estate professionals to locate potential customers and theater sites for the Company on a commission basis.

     The commercial theater segment of the Company's theater network is now its largest segment with a total of 125 theaters opened. At December 31, 2003, 37.0% of all opened theaters are for locations outside of North America. The Company's institutional customers include science and natural history museums, zoos, aquaria and other educational and cultural centers. The Company also leases its systems to theme parks, tourist destination sites, fairs and expositions. The following table outlines the breakdown of installations by geographic segment as at December 31:

                                          2003             2002
                                     --------------   --------------
                                     INSTALLED BASE   INSTALLED BASE
Canada........................                   23                23
United States.................                  120               113
Europe........................                   45                43
Japan.........................                   17                18
Rest of World.................                   35                35
                                    ---------------   ---------------
Total.........................                  240               232
                                    ===============   ===============

     For information on revenue break-down by geographic area, see note 21(b) to the audited financial statements in Item 8. No one customer represents more than 5.4% of the Company's installed base of theaters. The Company has no dependence upon a single customer, or a few customers, the loss of any one or more of which would have a material adverse effect on the Company.

                                IMAX CORPORATION

INDUSTRY AND COMPETITION

     The Company competes with a number of manufacturers of large-format film projection systems; most of which utilize smaller film formats, including 8-perforation film frame, 70mm and 10-perforation film frame, 70mm formats, which the Company believes delivers an image that is inferior to The IMAX Experience. The IMAX theater network and the number of 15/70-format films to which the Company has distribution rights are substantially larger than those of its 15/70-format competitors, and IMAX DMR reformatted films are available exclusively to the IMAX theater network. The Company's customers generally consider a number of criteria when selecting a large-format theater including quality, reputation, brand-name recognition, type of system, features, price and service. The Company believes that its competitive strengths include the value of the IMAX(R) brand name, the quality and historic up-time of IMAX theater systems, the number and quality of 15/70-format films that it distributes, the quality of the sound system included with the IMAX theater, the potential availability of Hollywood event films to IMAX theaters through IMAX DMR technology and the level of the Company's service and maintenance efforts. Virtually all of the best performing large-format theaters in the world are IMAX theaters.

     In 2003, the Company introduced IMAX MPX, a new theater projection system designed specifically for use in multiplex auditoriums, which reduces the capital and operating costs required to run an IMAX theater while still offering consumers the image and sound quality of The IMAX Experience.

     The commercial success of the Company's products is ultimately dependent upon consumer preferences. The out-of-home entertainment industry in general continues to go through significant changes, primarily due to technological developments and changing consumer tastes. Numerous companies are developing new entertainment products for the out-of-home entertainment industry and there are no guaranties that some of these new products will not be competitive with, superior to or more cost effective than the Company's products.

THE IMAX BRAND

     The IMAX brand is world famous and stands for immersive family entertainment that combines stunning images of exceptional quality and clarity on screens up to one-hundred feet wide and eight stories tall with the Company's proprietary 6-channel digital sound systems and unique theater designs. The Company's research shows that the IMAX brand is a significant factor in a consumer's decision to go to an IMAX theater. In addition, the Company believes that its significant brand loyalty among consumers provides it with a strong, sustainable position in the large-format theater industry. The IMAX brand name cuts across geographic and demographic boundaries.

     Historically, the Company's brand identity was grounded in its educational film presentations to families around the world. With an increasing number of IMAX theaters based in multiplexes and with a recent history of commercially successful large-format films such as Everest, Fantasia 2000: The IMAX Experience, Beauty and the Beast and the recent IMAX DMR releases including The Matrix Reloaded: The IMAX Experience and The Matrix Revolutions: The IMAX Experience, the Company is rapidly increasing its presence in commercial settings. The Company believes the strength of the IMAX brand will be an asset as it seeks to establish IMAX theaters as a new release window for Hollywood films.

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

     A key to the performance and reliability of the IMAX projection system is the Company's unique "rolling loop" film movement. The rolling loop advances the film horizontally in a smooth, wave-like motion, which enhances the stability of the image and greatly reduces wear of the film.

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

     In March 2003, the Company officially launched its new large-format theater system designed specifically for use in multiplex theaters. Known as IMAX MPX, this new lower cost system allows commercial exhibitors to add an IMAX theater to a new multiplex, an existing multiplex or to retrofit two existing multiplex auditoriums into an IMAX theater. IMAX MPX is a new, lighter and easier to use IMAX projection system with theater geometries designed to reduce construction, installation, facility and operating costs. The system is further designed to enable more commercial exhibitors to add IMAX theaters in a cost-effective manner and broaden the potential audience for IMAX films, including both Hollywood blockbuster films that have been digitally re-mastered into 15/70-format using the Company's proprietary IMAX DMR technology, as well as traditional 2D and IMAX 3D films. An IMAX MPX system projects 15/70-format film, onto screens up to 70ft x 44ft, that are curved and tilted forward to further immerse the audience. An IMAX MPX theater utilizes the Company's next generation proprietary digital sound system, capable of multi-channel uncompressed 24bit studio quality digital audio. The IMAX MPX projector is capable of playing both 2D and 3D films, and installs into a standard 35mm projection booth.

     The Company is currently developing intellectual property for digital projection. Several of the underlying technologies and resulting products and systems of the Company are covered by patents or patent applications. Other underlying technologies are available to competitors, in part because of the expiration of certain patents owned by the Company. The Company, however, has successfully obtained patent protection covering several of its significant improvements made to such technologies. The Company plans to continue to fund research and development activity in areas considered important to the Company's continued commercial success.

     As of December 31, 2003, 26 of the Company's employees were connected with research and development projects.

MANUFACTURING AND SERVICE

PROJECTION SYSTEMS MANUFACTURING

     The Company assembles its large-format projection systems at its Corporate Headquarters and Technology Center in Mississauga, Canada (near Toronto). A majority of the components for the Company's systems are purchased from outside vendors. The Company develops and designs all the key elements for the proprietary technology involved in its projector and camera systems. Fabrication of these components is then subcontracted to a group of carefully pre-qualified suppliers. Manufacture and supply contracts are signed for the delivery of components on an order-by-order basis. The Company has developed long-term relationships with a number of significant suppliers, and the Company believes its existing suppliers will continue to supply quality products in quantities sufficient to satisfy its needs. The Company inspects all components and sub-assemblies, completes the final assembly and then subjects the systems to comprehensive testing prior to shipment. IMAX theater systems have had historical operating uptimes based on scheduled shows of approximately 99.9%.

SOUND SYSTEMS MANUFACTURING

     The Company develops, designs and assembles the key elements of its theater sound systems. The standard IMAX theater sound system comprises components from a variety of sources with approximately 50% of the materials cost of each system attributable to proprietary components provided under original equipment manufacturers agreements with outside vendors. These proprietary components include custom loudspeaker enclosures and horns and specialized amplifiers, signal processing and control equipment. In February 2001, the Company decided to relocate the manufacture of sound systems from Birmingham, Alabama to the Company's Headquarters and Technology Center in Mississauga, Canada.

                                IMAX CORPORATION

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

     The Company currently holds 43 patents, has 16 patents pending in the United States and has corresponding patents or filed applications in many countries throughout the world. While the Company considers its patents to be important to the overall conduct of its business, it does not consider any particular patent essential to its operations. Certain of the Company's patents in the United States, Canada and Japan for improvements to the IMAX projector, IMAX 3D Dome and sound systems expire between 2008 and 2018.

     The Company owns or otherwise has rights to trademarks and trade names used in conjunction with the sale of its products, systems and services. The following trademarks are considered significant in terms of the current and contemplated operations of the Company: IMAX(R), The IMAX Experience(R), An IMAX Experience(R), IMAX DMR(R), IMAX(R) 3D, IMAX(R) Dome, IMAX(R) MPX(TM), IMAX Think Big(TM) and Think Big(TM). These trademarks are widely protected by registration or common law throughout the world. The Company also owns the service mark IMAX THEATRE(TM).

EMPLOYEES

     As of December 31, 2003, the Company had 339 employees not including hourly employees at Company owned and operated theaters.

AVAILABLE INFORMATION

     The Company makes available free of charge its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K as soon as reasonably practicable after the such filing has been made with the United States Securities and Exchange Commission (the "SEC"). Reports may be obtained through the Company's website at www.imax.com or by calling investor relations at 905-403-6500.

                                IMAX CORPORATION

ITEM 2. PROPERTIES

     The Company's principal executive offices are located in Mississauga, Ontario, Canada, New York, New York and Santa Monica, California. The Company's principal facilities are as follows:

                                                   OPERATION                         OWN/LEASE        EXPIRATION
                                                   ---------                         ---------        ----------
Mississauga,                   Headquarters, Administrative, Assembly and               Own               N/A
Ontario(1)..........              Research and Development
New York, New York..........   Executive                                               Lease             2014
Santa Monica, California....   Sales, Marketing, Film Production and Post-             Lease             2012
                               Production

Birmingham, Alabama(2)......   Sound Facilities Service                                Lease             2004
Berlin, Germany.............   Sales and Marketing                                     Lease             2004
Shanghai, China.............   Sales and Marketing                                     Lease             2004
Tokyo, Japan................   Sales, Marketing, Maintenance and Theater Design        Lease             2004
Toronto, Canada.............   Film Production                                         Lease             2004

(1) This facility is subject to a charge in favor of Congress Financial Corporation (Canada) in connection with a secured revolving credit facility (see note 27 to the Audited Financial Statements contained in Item 8).

(2) This facility was sold as a manufacturing office in May 2002. Following the sale, the Company entered into lease agreement for a limited space to continue sound facilities services.

                                IMAX CORPORATION

ITEM 3. LEGAL PROCEEDINGS

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

     In May 2003, the Company filed a Statement of Claim in the Ontario Superior Court of Justice against United Cinemas International Multiplex B.V. ("UCI") for specific performance, or alternatively, damages of $25.0 million with respect to the breach of a 1999 agreement between the Company and UCI whereby UCI committed to purchase IMAX theater systems from the Company. In August 2003, UCI filed a Statement of Defence denying it is in breach. On December 10, 2003, UCI and its two subsidiaries in the United Kingdom and Japan filed a claim against the Company claiming alleged breaches of the 1999 agreement referred to in the Company's claim against UCI, and repeating allegations contained in UCI's Statement of Defence to the Company's action. The Company believes that the allegations made by UCI in its complaint are entirely without merit and will accordingly defend the claims vigorously. The Company believes that the amount of loss, if any, suffered in connection with this lawsuit would not have a material impact on the financial position or results of operation of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

     In November 2001, the Company filed a complaint with the High Court of Munich against Big Screen, a German large-screen cinema owner in Berlin ("Big Screen"), demanding payment of rental payments and certain other amounts owed to the Company. Big Screen has raised a defense based on alleged infringement of German antitrust rules, relating mainly to an allegation of excessive pricing. Big Screen had brought a number of motions for restraining orders in this matter relating to the Company's provision of films and maintenance, all of which have been rejected by the courts, including the Berlin Court of Appeals, and for which all appeals have been exhausted. The Company believes that all of the allegations in Big Screen's individual defense are entirely without merit and will accordingly continue to prosecute this matter vigorously. The Company believes that the amount of the loss, if any, suffered in connection with this dispute would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

     In addition to the matters described above, the Company is currently involved in other legal proceedings which, in the opinion of the Company's management, will not materially affect the Company's financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such proceedings.

     The Company has received requests for information from the SEC in connection with an inquiry by the SEC into certain trading in the equity securities of the Company in January 2002. The Company is co-operating fully with the SEC's requests and does not believe that it is a target of the SEC's inquiry or that such inquiry will have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders during the quarter ended December 31, 2003.

                                IMAX CORPORATION

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

     The Company's common shares are listed for trading under the trading symbol "IMAX" on the Nasdaq National Market System ("Nasdaq"). The common shares are also listed on the Toronto Stock Exchange ("TSX") under the trading symbol "IMX". The following table sets forth the range of high and low sales prices per share for the common shares on Nasdaq and the TSX.

                                                             U.S. DOLLARS
                                                   --------------------------------
                                                     HIGH                     LOW
                                                   --------                 -------
NASDAQ
Year ended December 31, 2003
     Fourth quarter...........................      10.400                    6.840
     Third quarter............................       9.750                    6.950
     Second quarter...........................       9.500                    4.830
     First quarter............................       5.060                    2.610
Year ended December 31, 2002
     Fourth quarter...........................       5.600                    3.500
     Third quarter............................       6.050                    2.850
     Second quarter...........................       7.850                    3.554
     First quarter............................       4.890                    1.850

                                                           CANADIAN DOLLARS
                                                   --------------------------------
                                                     HIGH                     LOW
                                                   --------                 -------
TSX
Year ended December 31, 2003
     Fourth quarter...........................      13.890                    9.070
     Third quarter............................      13.480                    9.570
     Second quarter...........................      12.750                    7.110
     First quarter............................       7.470                    4.000
Year ended December 31, 2002
     Fourth quarter...........................       8.700                    5.450
     Third quarter............................       9.500                    5.100
     Second quarter...........................      12.000                    5.820
     First quarter............................       7.600                    3.000

     As of February 20, 2004, the Company had approximately 294 registered holders of record of the Company's common shares.

     The Company has not paid within the last three fiscal years, and has no current plans to pay, cash dividends on its common shares. The payment of dividends by the Company is subject to certain restrictions under the terms of the Company's indebtedness (see notes 11 and 27 to the audited financial statements in Item 8 and the discussion of liquidity and capital resources in
Item 7). The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including the Company's financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

                                IMAX CORPORATION

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES (cont'd)

EQUITY COMPENSATION PLANS

     The following table sets forth information regarding the Company's Equity Compensation Plan as of December 31, 2003:

                                                                                                  Number of securities
                                                                                                 remaining available for
                                                                                                  future issuance under
                                      Number of securities to         Weighted average             equity compensation
                                      be issued upon exercise         exercise price of             plans (excluding
                                      of outstanding options,       outstanding options,         securities reflected in
        Plan category                   warrants and rights          warrants and rights               column (a))
-----------------------------         ------------------------      --------------------         ------------------------
                                                (a)                          (b)                            (c)
Equity compensation plans                    5,677,806                     $11.11                        2,199,795
approved by security holders

Equity compensation plans not
approved by security holders                   550,000(1)                  $ 6.06                              nil
                                             ---------                     ------
                                                                                                         ---------
Total                                        6,227,806                     $10.66                        2,199,795
                                             =========                     ======                        =========

(1) Warrants granted to strategic partners of the Company, see note 16(c) to the audited financial statements in Item 8.

CERTAIN INCOME TAX CONSIDERATIONS

UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS

     The following discussion is a general summary of the material U.S. federal income tax consequences of the ownership and disposition of the common shares by a U.S. Holder (a "U.S. Holder"). A U.S. Holder generally means a holder of common shares that is an individual resident of the United States or a United States corporation. This discussion does not discuss all aspects of U.S. federal income taxation that may be relevant to investors subject to special treatment under U.S. federal income tax law (including, for example, owners of 10.0% or more of the voting shares of the Company).

     DISTRIBUTIONS ON COMMON SHARES

     In general, distributions (without reduction for Canadian withholding taxes) paid by the Company with respect to the common shares will be taxed to a U.S. Holder as dividend income to the extent that such distributions do not exceed the current and accumulated earnings and profits of the Company (as determined for U.S. federal income tax purposes). Subject to certain limitations, dividends paid to non-corporate U.S. Holders may be eligible for a reduced rate of taxation as long as the Company is considered to be a "qualified foreign corporation". A qualified foreign corporation includes a foreign corporation that is eligible for the benefits of an income tax treaty with the United States. The amount of a distribution that exceeds the earnings and profits of the Company will be treated first as a non-taxable return of capital to the extent of the U.S. Holder's tax basis in the common shares and thereafter as taxable capital gain. Corporate holders generally will not be allowed a deduction for dividends received in respect of distributions on common shares. Subject to the limitations set forth in the U.S. Internal Revenue Code, as modified by the United States-Canada Income Tax Treaty, U.S. Holders may elect to claim a foreign tax credit against their U.S. federal income tax liability for Canadian income tax withheld from dividends. Alternatively, U.S. Holders may claim a deduction for such amounts of Canadian tax withheld.

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

                                IMAX CORPORATION

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES (cont'd)

CERTAIN INCOME TAX CONSIDERATIONS (cont'd)

CANADIAN FEDERAL INCOME TAX CONSIDERATIONS

     This summary is applicable to a holder or prospective purchaser of common shares who is not (and is not deemed to be) resident in Canada, does not (and is not deemed to) use or hold the common shares in, or in the course of, carrying on a business in Canada, and is not an insurer that carries on an insurance business in Canada and elsewhere.

     This summary is based on the current provisions of the Income Tax Act (Canada), the regulations thereunder, all specific proposals to amend such Act and regulations publicly announced by or on behalf of the Minister of Finance (Canada) prior to the date hereof and the Company's understanding of the published administrative practices of the Canada Revenue Agency. This summary does not otherwise take into account any change in law or administrative practice, whether by judicial, governmental, legislative or administrative action, nor does it take into account provincial, territorial or foreign income tax consequences, which may vary from the Canadian federal income tax considerations described herein.

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

     CAPITAL GAINS AND LOSSES

     Subject to the provisions of a relevant tax treaty, capital gains realized by a holder on the disposition or deemed disposition of common shares held as capital property will not be subject to Canadian tax unless the common shares are taxable Canadian property (as defined in the Income Tax Act (Canada)), in which case the capital gains will be subject to Canadian tax at rates which will approximate those payable by a Canadian resident. Common shares will not be taxable Canadian property to a holder provided that, at the time of the disposition or deemed disposition, the common shares are listed on a prescribed stock exchange (which currently includes the TSX) unless such holder, persons with whom such holder did not deal at arm's length or such holder together with all such persons, owned 25.0% or more of the issued shares of any class or series of shares of the Company at any time within the 60 month period immediately preceding such time.

     Under the Canada-United States Income Tax Treaty, a holder entitled to the benefits of the treaty and to whom the common shares are taxable Canadian property will not be subject to Canadian tax on the disposition or deemed disposition of the common shares unless at the time of disposition or deemed disposition, the value of the common shares is derived principally from real property situated in Canada.

                                IMAX CORPORATION

ITEM 6.  SELECTED FINANCIAL DATA

(In thousands of U.S. dollars, except per share amounts)

     The selected financial data set forth below is derived from the consolidated financial statements of the Company. The financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles ("U.S. GAAP"). All financial information referred to herein is expressed in U.S. dollars unless otherwise noted. Certain comparative figures have been reclassified to conform with classifications adopted in 2003.

                                                                                     YEARS ENDED DECEMBER 31,
                                                                 ----------------------------------------------------------------
                                                                    2003         2002          2001         2000         1999(1)
                                                                 ----------   ----------    ----------   ----------    ----------
STATEMENTS OF OPERATIONS DATA:
REVENUE
   IMAX systems(2).............................................  $   75,848   $   70,959    $   76,582   $  113,226    $  126,826
   Films.......................................................      25,803       40,556        29,923       41,711        47,227
   Theater operations..........................................      13,109       12,284         6,540        8,467         7,159
   Other.......................................................       4,500        5,303         4,654        7,096         9,393
                                                                 ----------   ----------    ----------   ----------    ----------
   Total revenue...............................................     119,260      129,102       117,699      170,500       190,605
COSTS OF GOODS AND SERVICES(3).................................      67,283       75,634        94,969      106,429        94,407
                                                                 ----------   ----------    ----------   ----------    ----------
GROSS MARGIN...................................................      51,977       53,468        22,730       64,071        96,198
Selling, general and administrative expenses(4)................      33,312       34,906        45,850       42,079        32,524
Research and development.......................................       3,794        2,362         3,385        6,497         3,136
Amortization of intangibles....................................         573        1,418         3,005        2,948         2,159
Loss (income) from equity-accounted investees(5)...............      (2,496)        (283)          (73)       4,811           683
Receivable provisions (recoveries), net........................      (2,225)      (1,233)       18,102       13,086           949
Restructuring costs and asset impairments (recoveries)(6)......         969         (121)       45,269       11,152            --
                                                                 ----------   ----------    ----------   ----------    ----------
EARNINGS (LOSS) FROM OPERATIONS................................      18,050       16,419       (92,808)     (16,502)       56,747
Interest income................................................         656          413           847        3,285         9,977
Interest expense...............................................     (15,856)     (17,564)      (22,020)     (21,961)      (21,860)
Gain (loss) on retirement of notes(7)..........................      (4,910)      11,900        55,577           --            --
Recovery (impairment) of long-term investments(8)..............       1,892           --        (5,584)      (4,133)           --
                                                                 ----------   ----------    ----------   ----------    ----------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
   AND MINORITY INTEREST.......................................        (168)      11,168       (63,988)     (39,311)       44,864
Recovery of (provision for) income taxes(9) ...................         386           --       (27,848)      11,700       (17,175)
                                                                 ----------   ----------    ----------   ----------    ----------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY
   INTEREST....................................................         218       11,168       (91,836)     (27,611)       27,689
Minority interest..............................................          --           --            --           --        (1,207)
                                                                 ----------   ----------    ----------   ----------    ----------
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS.................         218       11,168       (91,836)     (27,611)       26,482
Net earnings (loss) from discontinued operations...............         195          804       (53,278)      (4,226)       (1,249)
                                                                 ----------   ----------    ----------   ----------    ----------
NET EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGES IN
   ACCOUNTING PRINCIPLES.......................................         413       11,972      (145,114)     (31,837)       25,233
Cumulative effect of changes in accounting principles,
   net of income tax benefit of $nil and $37,286(10)...........        (182)          --            --      (61,110)           --
                                                                 ----------   ----------    ----------   ----------    ----------
NET EARNINGS (LOSS)............................................  $      231   $   11,972    $ (145,114)  $  (92,947)   $   25,233
                                                                 ==========   ==========    ==========   ==========    ==========

EARNINGS (LOSS) PER SHARE:
Earnings (loss) per share - basic:
   Net earnings (loss) from continuing operations..............  $     0.01   $     0.34    $    (2.97)  $    (0.93)   $     0.89
   Net earnings (loss) from discontinued operations............  $      --    $     0.02    $    (1.72)  $    (0.14)   $    (0.04)
                                                                 ----------   ----------    ----------   ----------    ----------
   Net earnings (loss) before cumulative effect of changes in
    accounting principles......................................  $     0.01   $     0.36    $    (4.69)  $    (1.07)   $     0.85
   Cumulative effect of changes in accounting principles.......  $      --    $       --    $      --    $    (2.04)   $       --
                                                                 ----------   ----------    ----------   ----------    ----------
   Net earnings (loss).........................................  $     0.01   $     0.36    $    (4.69)  $    (3.11)   $     0.85
                                                                 ==========   ==========    ==========   ==========    ==========
Earnings (loss) per share - diluted:
   Net earnings (loss) from continuing operations..............  $     0.01   $     0.34    $    (2.97)  $    (0.93)   $     0.84
   Net earnings (loss) from discontinued operations............  $      --    $     0.02    $    (1.72)  $    (0.14)   $    (0.04)
                                                                 ----------   -----------   ----------   ----------    ----------
   Net earnings (loss) before cumulative effect of changes in
    accounting principles......................................  $     0.01   $     0.36    $    (4.69)  $    (1.07)   $     0.80
   Cumulative effect of changes in accounting principles.......  $      --    $       --    $       --   $    (2.04)   $       --
                                                                 ----------   ----------    ----------   ----------    ----------
   Net earnings (loss).........................................  $     0.01   $     0.36    $    (4.69)  $    (3.11)   $     0.80
                                                                 ==========   ==========    ==========   ==========    ==========

                                IMAX CORPORATION

(1) In accordance with the interpretive guidance of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), effective January 1, 2000, the Company recognizes revenue on theater system sales and sales-type leases at the time that installation is complete. Prior to January 1, 2000, the Company recognized revenue on theater systems at the time of delivery. Pro forma revenue and net earnings
     (loss) as if SAB 101 had been applied during 1999 would have been $166.6 million and $7.7 million, respectively. As the SAB 101 adjustment was reflected in the statement of operations through a one-time cumulative adjustment in 2000, certain line items in this table may reflect a revenue transaction twice.

(2) In the normal course of its business, the Company each year will have customers who, for a number of reasons including the inability to obtain certain consents, approvals or financing, are unable to proceed with theater construction. Once the determination is made that the customer will not proceed with installation, the lease agreement with the customer is generally terminated. Upon the Company being released from its future obligations under the agreement, the initial lease payments that the customer previously made to the Company are recognized as revenue. Included in IMAX systems revenue is $9.6 million for 2003, $5.1 million for 2002, $5.5 million in 2001 and $1.4 million in 2000 for restructured and/or terminated lease agreements with customers.

(3) In 2001, costs of goods and services included a $4.1 million and a $16.5 million charge relating to a decline in net realizable value of the Company's inventories and film assets, respectively. The year ended December 31, 2000 included a $8.6 million charge which related to the write-down of certain films in distribution.

(4) The year ended December 31, 2001 selling, general and administrative expenses included a $2.6 million non-cash compensation charge resulting from a stock grant issuance.

(5) In 2003, loss (income) from equity-accounted investees included a gain of $2.3 million from the release of a financial guarantee. In 2000, loss (income) from equity-accounted investees included a $4.0 million provision related to the guarantee of a term loan.

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

(7) During 2003, the Company recorded a loss of $4.9 million related to costs associated with the repurchase, retirement and refinancing of $170.8 million of the Company's 7.875% senior notes due 2005 (the "Old Senior Notes"). During 2002, the Company and a wholly-owned subsidiary of the Company purchased and cancelled an aggregate of $20.5 million of the Company's convertible subordinated notes due April 1, 2003 (the "Subordinated Notes") for $8.1 million, represented by $6.0 million in cash by the subsidiary and $2.1 million in common shares by the Company. The Company cancelled the purchased Subordinated Notes and recorded a gain of $11.9 million. During 2001, the Company and a wholly-owned subsidiary of the Company purchased and cancelled an aggregate of $70.4 million of the Company's Subordinated Notes for $13.7 million, represented by $12.5 million in cash by the subsidiary and $1.2 million in common shares by the Company.

(8) Impairment of long-term investments includes a recovery of $1.9 million in 2003 as a result of the Company entering into a settlement agreement with Mainframe Entertainment, Inc. The Company had recorded a charge of $5.6 million and $4.1 million relating to the impairment of certain long-term investments for the years ended December 31, 2001 and 2000, respectively.

(9) In 2001, the provision for income taxes includes a $41.2 million increase in the valuation allowance to reflect uncertainty associated with realization of the Company's deferred income tax asset.

                                IMAX CORPORATION

(10) In 2003, the Company recorded a charge as a cumulative effect of change in accounting principle of $0.2 million in accordance with SFAS No. 143 "Accounting for Asset Retirement Obligations" which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In 2000, the Company recognized an after-tax charge of $54.5 million in accordance with the interpretive guidance of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). In fiscal 2000, the Company also adopted AICPA Statement of Position 00-2, "Accounting by Producers or Distributors of Film" ("SOP 00-2") and recorded an after-tax charge of $6.6 million to reflect the adoption of this new principle.

                                                                                   AS AT DECEMBER 31,
                                                          ---------------------------------------------------------------------
BALANCE SHEETS DATA:                                          2003           2002          2001          2000         1999(2)
                                                          -----------    -----------   -----------   -----------   -----------
Cash, cash equivalents, restricted cash and
  investments in marketable debt securities........       $    52,243    $    37,136   $    26,388   $    34,310   $   121,502
Total assets(1)....................................           250,376        242,976       261,512       492,100       538,237
Total long-term indebtedness.......................           189,234        209,143       229,643       300,000       300,000
Total shareholders' equity (deficit)...............           (51,776)      (103,670)     (118,448)       22,263       111,065

(1) Includes the assets of discontinued operations.

(2) Pro Forma Amounts in Accordance with SAB 101:

Pro forma amounts for the year ended December 31, 1999 as if SAB 101 had been applied during all years presented:

                                                                       1999
                                                                    ----------
Total revenue...................................................    $  166,617
Net earnings ...................................................    $    7,655
   Net earnings per share - basic:..............................    $     0.26
   Net earnings per share - fully diluted:......................    $     0.25

QUARTERLY STATEMENTS OF OPERATIONS SUPPLEMENTARY DATA:

                                                                                                 2003
                                                                       ----------------------------------------------------
                                                                            Q1            Q2           Q3           Q4
                                                                       -----------   -----------   -----------  -----------
Sales............................................................      $    33,649   $    34,450   $    21,228  $    29,933
Cost of goods and services.......................................           17,649        20,164        11,538       17,932
                                                                       -----------   -----------   -----------  -----------
Gross margin.....................................................      $    16,000   $    14,286   $     9,690  $    12,001
                                                                       ===========   ===========   ===========  ===========

Net earnings (loss) from continuing operations...................      $     2,514   $     1,026   $    (2,510) $      (812)
Net earnings from discontinued operations........................              (91)          (57)         (144)         487
                                                                       -----------   -----------   -----------  -----------
Net earnings (loss) before cumulative effect of changes in
     accounting principles.......................................            2,423           969        (2,654)        (325)
Cumulative effect of changes in accounting principles net of
     income tax benefit..........................................               --            --            --         (182)
                                                                       -----------   -----------   -----------  -----------
Net earnings (loss)..............................................      $     2,423   $       969   $    (2,654) $      (507)
                                                                       ===========   ===========   ===========  ===========

Net earnings (loss) per share - basic and fully diluted..........      $      0.07   $      0.03   $     (0.07) $     (0.02)

                                                                                                 2002
                                                                       ----------------------------------------------------
                                                                           Q1             Q2           Q3           Q4
                                                                       -----------   -----------   -----------  -----------
Sales............................................................      $    30,202   $    38,515   $    23,404  $    36,981
Cost of goods and services.......................................           16,702        19,681        15,854       23,397
                                                                       -----------   -----------   -----------  -----------
Gross margin.....................................................      $    13,500   $    18,834   $     7,550  $    13,584
                                                                       ===========   ===========   ===========  ===========

Net earnings (loss) from continuing operations...................      $    10,731   $     3,433   $    (3,968) $       972
Net earnings from discontinued operations........................             (184)         (398)        1,674         (288)
                                                                       -----------   -----------   -----------  -----------
Net earnings (loss)..............................................      $    10,547   $     3,035   $    (2,294) $       684
                                                                       ===========   ===========   ===========  ===========

Net earnings (loss) per share - basic and fully diluted..........      $      0.32   $      0.09   $     (0.07) $      0.02

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The principal business of IMAX Corporation together with its wholly-owned subsidiaries (the "Company") is the design, manufacture, sale and lease of projection systems for large-format theaters including commercial theaters, museums and science centers, and destination entertainment sites. In addition, the Company designs and manufactures high-end sound systems and produces and distributes large-format films. At December 31, 2003, there were 240 IMAX theaters operating in 35 countries.

     The Company derives revenue principally from long-term theater system lease and sale agreements, maintenance agreements, and film distribution and production agreements. The Company also derives revenue from the operation of its own theaters, camera rentals and post-production services.

     Important factors that the Company's CEOs use in assessing the Company's business and prospects include the signing of new theater systems, profits from the Company's business units, earnings from operations as adjusted for unusual items that the Company views as non-recurring, such as costs associated with the repurchase and refinancing of the Company's 7.875% senior notes due 2005 (the "Old Senior Notes"), and the success of strategic initiatives such as the securing of new film projects, particularly IMAX DMR and IMAX 3D film projects.

THEATER SYSTEMS

     The Company generally provides its theater systems to customers on a long-term lease basis, typically with initial lease terms of 10 to 20 years. Lease agreements typically provide for three major sources of revenue: initial rental fees; ongoing rental payments, which include annual contractual minimum payments; and maintenance fees. The initial rental fees vary depending on the type of system and location and generally are paid to the Company in installments commencing upon the signing of the agreement. Ongoing rental payments are paid monthly over the term of the contract, commencing after system installation and are generally equal to the greater of a fixed minimum amount per annum and a percentage of box office receipts. Ongoing rental payments include rental income and finance income. An annual maintenance fee is generally payable commencing after the warranty period. Both minimum rental payments and maintenance fees are typically indexed to the local consumer price index. Revenue on theater system leases and sales are recognized at a different time than when cash is collected. See "Significant Accounting Policies" below for further discussion on the Company's revenue recognition policies.

     Periodically, the Company sells theater systems to customers. These sales generally provide for upfront cash payments received prior to installation and the receipt of minimum payments over time, typically 10 to 20 years.

     Cash received from initial rental fees in advance of installation is recorded as deferred revenue. The associated costs of manufacturing the theater system are recorded as inventory. At the time of installation, the deferred revenue is recognized in income, and the inventory costs are fully expensed.

     The timing of installation of the theater system is largely dependent on the timing of the construction of the customer's theater. Therefore, while revenue for theater systems is generally predictable on a long-term basis, it can vary substantially from year to year or quarter to quarter depending on the timing of installation.

     As at December 31, 2003, there were 55 installed 2D flat screen systems, 66 installed 2D dome screen systems, 78 installed 3D standard systems and 38 installed 3D SR systems in the world. As at December 31, 2002, there were 56 installed 2D flat screen systems, 65 installed 2D dome screen systems, 81 installed 3D standard systems and 30 installed 3D SR systems in the world.

     The North American commercial exhibitor market represents an important customer base for the Company in terms of both collections under existing long-term leases and potential future system contracts. In 2000 and 2001, many of the North American commercial exhibitor chains faced financial difficulties due to over-expansion, which in some cases led to bankruptcy proceedings and/or consolidations. Many of these exhibitors have emerged from those proceedings with new capital, including from the public markets. While the Company views these developments in the North American commercial exhibitor market as positive, there is no assurance that they will continue or that other commercial exhibitors will not encounter additional financial difficulties. To minimize the Company's credit risk in this area, the Company retains title to underlying theater systems leased, registers theater systems sold as collateral, performs initial and ongoing credit evaluations of its customers and makes ongoing provisions for its estimates of potentially uncollectible amounts.

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

GENERAL (cont'd)

THEATER SYSTEMS (cont'd)

     The average initial rent or sales price charged to customers under the Company's theater system lease or sales agreements can vary from quarter to quarter and year to year based on a number of factors including the type of system sold or leased, the region of the world, the type of contract and other factors specific to individual contracts. The Company has taken steps in recent years to accelerate the growth of the global IMAX theater network and the sale or lease of its products by developing lower-cost systems designed to appeal to broader customer bases, particularly in commercial multiplex markets. Although such systems are lower-cost, the Company has endeavored to successfully maintain its percentage margins on a unit basis and maintain aggregate sales margins through increased volume. The Company signed twenty-five theater system agreements in 2003 (2002 - 21, 2001 - 12).

SALES BACKLOG

     During the year ended December 31, 2003, the Company signed contracts for 25 IMAX theaters, valued at $41.2 million. At December 31, 2003, the sales backlog, which represented contracts for 61 theater systems, totaled $138.1 million. The sales backlog will vary from quarter to quarter depending on the signing of new theater systems, which adds to backlog, and the installation of theater systems and the settlement of theater system contracts, both of which reduce backlog. Sales backlog typically represents the minimum revenue under signed theater system sale and lease agreements that the Company believes will be recognized as revenue as the associated theater systems are installed. Operating leases are assigned no value in the sales backlog. The minimum revenue comprises the upfront payments plus the present value of the minimum payments due under sales-type lease and sale agreements. The value of sales backlog does not include revenue from theaters in which the Company has an equity interest, letters of intent or long-term conditional theater commitments.

     In the normal course of its business the Company each year will have customers who, for a number of reasons including the inability to obtain certain consents, approvals or financing, are unable to proceed with theater construction. Once the determination is made that the customer will not proceed with installation, the lease agreement with the customer is generally terminated and removed from backlog. Upon the Company being released from its future obligations under the agreement, the initial lease payments that the customer previously made to the Company are recognized as revenue.

FILM PRODUCTION AND DISTRIBUTION

     Effective January 1, 2000, the Company adopted SOP 00-2 "Accounting by Producers or Distributors of Films." The Company recognizes revenue from licensing of exhibition rights to motion pictures produced or distributed by the Company when the film is complete and has been delivered, the license period has begun, the fee is fixed or determinable and collection is reasonably assured. Where the license fees are based on a share of the customer's revenue, and all other revenue recognition criteria are met, the Company recognizes revenue as the customer exhibits the film. Costs of producing films and acquiring film distribution rights are capitalized and amortized using the individual film-forecast-computation method, which amortizes film costs and accrues participation costs in the same ratio that current period actual revenue bears to estimated remaining unrecognized ultimate revenue as of the beginning of the fiscal year. All advertising, exploitation costs and marketing costs are expensed as incurred.

     The Company has developed a proprietary, patent-pending technology to digitally re-master 35mm live-action films into 15/70-format film at a modest cost for exhibition in IMAX theaters. This system, known as IMAX DMR, digitally enhances the image resolution quality of 35mm motion picture films for projection on IMAX screens while maintaining the visual clarity and sound quality for which The IMAX Experience is known. The Company believes that this technology has opened the IMAX theater network up to potential releases of Hollywood films including both library titles and contemporaneous new releases. The Company believes that the development of this new technology is key to helping it execute on its strategy of growing its commercial theater network by becoming a new release window for Hollywood films.

     While the Company is optimistic about the IMAX DMR technology, there is no guarantee that it will be commercially successful or receive widespread acceptance by film studios.

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

GENERAL (cont'd)

THEATER OPERATIONS

     The Company has seven owned and operated theaters. In addition, the Company has entered into commercial arrangements with two theaters resulting in the sharing of profits and losses. The Company also provides management services to two theaters.

INTERNATIONAL OPERATIONS

     A significant portion of the Company's sales are made to customers located outside the United States and Canada. During 2003, 2002 and 2001, 39.7%, 37.0% and 35.5%, respectively, of the Company's revenue was derived outside the United States and Canada. The Company expects that international operations will continue to account for a substantial portion of the Company's revenue in the future. In order to minimize exposure to exchange rate risk, the Company prices theater systems (the largest component of revenue) in U.S. dollars except in Canada and Japan where they may be priced in Canadian dollars and Japanese yen, respectively. Annual minimum rental payments and maintenance fees follow a similar currency policy.

SIGNIFICANT ACCOUNTING POLICIES

     The Company reports its results under both United States Generally Accepted Accounting Principles ("U.S. GAAP") and Canadian Generally Accepted Accounting Principles. The financial statements and results referred to herein are reported under U.S. GAAP. The preparation of the Company's financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an ongoing basis, management evaluates its estimates, including those related to accounts receivable, net investment in leases, inventories, fixed and film assets, investments, intangible assets, income taxes, contingencies and litigation. Management bases its estimates on historical experience, future expectations and other assumptions that are believed to be reasonable at the date of the financial statements. Actual results may differ from these estimates due to uncertainty involved in measuring, at a specific point in time, events, which are continuous in nature. The Company's significant accounting policies are discussed in note 2 of its audited financial statements in Item 8.

     The Company considers the following critical accounting policies to have the most significant effect on its estimates, assumptions and judgments:

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

     In the ordinary course of its business, the Company will from time to time determine that a provision it had previously taken against the net investment in leases in connection with a customer's lease agreement should be reversed due to a change in the circumstances that led to the original provision.

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

     In the normal course of its business, the Company each year will have customers who, for a number of reasons including the inability to obtain certain consents, approvals or financing, are unable to proceed with theater construction. In these instances, where customers of the Company are not in compliance with the terms of their leases for theater systems not yet installed, the leases are in default. There is typically deferred revenue associated with these leases, representing initial lease payments collected prior to the default. These initial lease payments are recognized as revenue when the Company exercises its rights to terminate the lease and the Company is released legally and/or by virtue of an agreement with the customer from its obligations under the lease arrangement. When settlements are received, the Company will allocate the total settlement to each of the elements based on their relative fair value.

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

     ACCOUNTS RECEIVABLE AND FINANCING RECEIVABLES

     The allowance for doubtful accounts receivable and provision against the financing receivables are based on the Company's assessment of the collectibility of specific customer balances and the underlying asset value of the equipment under lease where applicable. If there is a deterioration in a customer's credit worthiness or actual defaults under the terms of the leases are higher than the Company's historical experience, the Company's estimates of recoverability for these assets could be adversely affected.

     INVENTORIES

     In establishing the appropriate provisions for theater systems inventory, management must make estimates of future events and conditions including the anticipated installation dates for the current backlog of theater system contracts, potential future signings, general economic conditions, technology factors, growth prospects within the customers' ultimate marketplace and the market acceptance of the Company's current and pending projection systems and film library. If management estimates of these events and conditions prove to be incorrect, it could result in inventory losses in excess of the provisions determined to be adequate as at the balance sheet date.

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

GENERAL (cont'd)

SIGNIFICANT ACCOUNTING POLICIES (cont'd)

     GOODWILL

     The Company adopted FASB Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangibles" ("FAS 142") effective January 1, 2002. Upon adoption of this standard, no impairment in goodwill was found to exist.

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

     CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLE

     Effective January 1, 2003, the Company adopted SFAS No. 143 "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This standard requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently amortized over the asset's useful life. Accordingly, the Company recorded a charge in its consolidated results of operations for 2003 including a cumulative effect of change in accounting principle of $0.2 million, which was recorded as a reduction of net income.

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

GENERAL (cont'd)

     TAX ASSET VALUATION

     As at December 31, 2003, the Company had net deferred income tax assets of $3.8 million, comprised of tax credit carryforwards, net operating loss and capital loss carryforwards and other deductible temporary differences, which can be utilized to reduce either taxable income or taxes otherwise payable in future years. The Company's management assesses realization of these net deferred income tax assets based on all available evidence and has concluded that it is more likely than not that these net deferred income tax assets will be realized. Positive evidence includes, but is not limited to, the Company's projected future earnings based on contracted sales backlog at December 31, 2003, and the ability to realize certain deferred income tax assets through loss and tax credit carryback strategies. If and when the Company's operations in some jurisdictions were to reach a requisite level of profitability or where the Company's future profitability estimates increase due to changes in positive evidence, the Company would reduce all or a portion of the applicable valuation allowance in the period when such determination is made. This would result in an increase to reported earnings and a decrease to the Company's effective tax rate in such period. However, if the Company's projected future earnings do not materialize, or if the Company operates at a loss in certain jurisdictions, or if there is a material change in actual effective tax rates or time period within which the Company's underlying temporary differences become taxable or deductible, the Company could be required to increase the valuation allowance against all or a significant portion of the Company's deferred tax assets resulting in a substantial increase to the Company's effective tax rate for the period of the change and a material adverse impact on its operating results for the period. Adjustments to the Company's valuation allowance, through charges (credits) to expense, were $ 3.0 million, $ (1.8) million, and $ 41.2 million for the years ended December 31, 2003, 2002, and 2001, respectively. As at December 31, 2003, the Company had a gross deferred income tax asset of $50.5 million, against which the Company is carrying a $46.8 million valuation allowance.

     The Company is subject to ongoing tax examinations and assessments in various jurisdictions. Accordingly, the Company may incur additional tax expense based upon the outcomes of such matters. In addition, when applicable, the Company adjusts tax expense to reflect both favorable and unfavorable examination results. The Company's ongoing assessments of the probable outcomes of examinations and related tax positions require judgement and can materially increase or decrease its effective rate as well as impact operating results.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     FIN 46, "Consolidation of Variable Interest Entities", ("FIN 46") is effective for all enterprises with variable interests in variable interest entities created after January 31, 2003. FIN 46(R), which was revised in December 2003, is effective for all entities to which the provision of FIN 46 were not applied as of December 24, 2003. The provision of FIN 46(R) must be applied to all entities subject to FIN46 from the beginning of the first quarter of 2004. If an entity is determined to be a variable interest entity ("VIE"), it must be consolidated by the enterprise that absorbs the majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The objective of FIN 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The Company has not entered into any material arrangements with variable interest entities created after January 31, 2003. The Company is currently evaluating the effect that the adoption of FIN 46 for any variable interest entities created prior to February 1, 2003 will have on its results of operations and financial condition.

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

SPECIAL ITEMS

     The Company recognized a number of special items in its 2003 operating results which may not be reflective of future operating results. In 2003, the Company recorded $2.3 million in income from equity-accounted investees reflecting the release of the Company from a joint venture debt guarantee that had been provided for in previous years.

     In 2003, the Company received $1.9 from Mainframe Entertainment, Inc. to settle the outstanding Debenture which was previously fully provided for.

     In 2003, the Company recorded a loss of $4.9 million in connection with the retirement of $170.8 million of its Old Senior Notes. In 2004, the Company expects to record an additional loss of $0.8 million in the first quarter of 2004 when the remaining $29.2 million in outstanding Old Senior Notes were redeemed.

RESTRUCTURING COSTS AND OTHER SIGNIFICANT CHARGES (RECOVERIES)

(In thousands of U.S. dollars, except per share amounts)

                                                                                   YEARS ENDED DECEMBER 31,
                                                                        --------------------------------------------
                                                                            2003            2002            2001
                                                                        ------------    ------------    ------------
Restructuring costs (recoveries)                                        $         --    $       (497)   $     16,292
                                                                        ------------    ------------    ------------

Asset impairments (recoveries):
    Fixed assets                                                                 969             376          25,694
    Other assets                                                                  --              --           3,283
Other significant charges (recoveries):
    Accounts receivable                                                          714          (1,942)          4,469
    Inventories                                                                   --           1,229           4,053
    Film assets                                                                   --              --          16,514
    Fixed assets                                                                 353           2,799              --
    Other assets                                                                  73             216              --
    Financing receivables                                                     (2,939)            709          13,633
    Long-term investments                                                     (1,892)             --           5,584
                                                                        ------------    ------------    ------------
Total asset impairments and other significant (recoveries)                    (2,722)          3,387          73,230
                                                                        ------------    ------------    ------------
Net charges (recoveries)                                                $     (2,722)   $      2,890    $     89,522
                                                                        ============    ============    ============

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

GENERAL (cont'd)

RESTRUCTURING COSTS AND ASSET IMPAIRMENTS (RECOVERIES)

     In 2001, the Company rationalized its operations, reduced staffing levels, wrote-down certain assets to be disposed of, and recorded a restructuring charge of $16.3 million. During 2002, the Company recovered $0.5 million of restructuring accrued liabilities for terminated employees who obtained employment prior to the completion of their severance period. The Company did not incur any restructuring expenses in 2003.

     During 2003, 2002 and 2001, the Company recorded asset impairment charges of $1.0 million, $0.4 million, and $29.0 million, respectively, after assessing the carrying value of certain assets. The 2001 asset impairment charges consisted of $25.7 million against fixed assets and $3.3 million against other assets, as the carrying values for the assets exceeded the discounted future cash flows expected from these assets.

     The Company believes its 2001 restructuring plan and related write-downs were necessary in light of market trends and industry-wide economic and financial conditions. As of December 31, 2001, the Company had fully executed its restructuring plan. Of the $16.3 million originally accrued, $15.3 million has been spent as of December 31, 2003, $0.5 million was reversed in 2002 for terminated employees who obtained employment prior to completion of their severance period and $0.6 million remains accrued for amounts to be paid out to employees over the next 12 months.

OTHER SIGNIFICANT CHARGES (RECOVERIES)

     In 2003, the Company recorded net recoveries in financing receivables of $2.9 million (2002 - $0.7 million provision). The 2003 recoveries consisted of $4.1 million on previously provided amounts as collectibility associated with certain leases was resolved and $1.2 million in new provisions for the current year. The 2002 provisions consisted of $3.5 million charged for 2002 year leases offset by $2.8 million recovered on previously provided amounts.

     The Company recorded a charge of $0.7 million in 2003 (2002 - $1.9 million recovery) in accounts receivable provisions as collectibility on certain accounts was considered uncertain.

     The Company recorded charges of $0.4 million in 2003 (2002 - $2.8 million) against fixed assets and $0.1 million (2002 - $0.2 million) against other assets, as the carrying values for the assets exceeded the discounted future cash flows expected from the assets.

     During 2003, the Company entered into a settlement agreement with Mainframe Entertainment, Inc. ("MFE"), whereby the parties settled all of MFE's indebtedness and obligations to the Company arising under the Company's 6.0% Senior Secured Convertible Debenture due from MFE (the "Debenture"). The Company has recorded a gain of $1.9 million related to the final settlement. The Company had previously recorded $5.6 million in 2001 as a charge for the decline in its MFE long-term investment that was considered to be other than temporary.

     Due to industry-wide economic and financial difficulties faced by many of the Company's customers in 2001, the Company also recorded the following charges as part of its ongoing review of the carrying value of the Company's assets. The Company recorded a charge of $4.5 million in 2001 in receivable provisions, net of recoveries relating to the Company's accounts receivable, as collectibility on certain accounts was considered uncertain and $13.6 million against financing receivables as collectibility associated with a number of leases was considered uncertain. The Company recorded a charge of $16.5 million in 2001 in costs of goods and services, based on the reduced fair values of the Company's film assets. In 2002, the Company also recorded a charge of $1.2 million (2001 - $4.1 million) in costs of goods and services, for inventories, due to a reduced net realizable value.

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS

     The following table sets forth the percentage of total revenue for each of the items set forth below:


                                                                                   YEARS ENDED DECEMBER 31,
                                                            --------------------------------------------------------------------
                                                               2003          2002          2001           2000          1999
                                                            -----------   -----------   -----------    -----------   -----------
                                                                 %             %             %              %             %
Revenue
  IMAX systems..........................................        63.6           55.0         65.0           66.4          66.5
  Films.................................................        21.6           31.4         25.4           24.5          24.8
  Theater operations....................................        11.0            9.5          5.6            5.0           3.8
  Other.................................................         3.8            4.1          4.0            4.1           4.9
                                                               -----           ----       ------          -----         -----
Total revenue...........................................       100.0          100.0        100.0          100.0         100.0
Costs and goods and services............................        56.4           58.6         80.7           62.4          49.5
                                                               -----           ----       ------          -----         -----
Gross margin............................................        43.6           41.4         19.3           37.6          50.5
Selling, general and administrative expenses............        28.0           27.0         39.0           24.7          17.1
Research and development................................         3.2            1.8          2.9            3.8           1.6
Amortization of intangibles.............................         0.5            1.1          2.6            1.7           1.1
Loss (income) from equity-accounted investees...........        (2.1)          (0.2)        (0.1)           2.8           0.4
Receivable provisions, net of (recoveries)..............        (1.9)          (1.0)        15.3            7.8           0.5
Restructuring costs and asset impairments (recovery)....         0.8           (0.1)        38.5            6.5            --
                                                               -----           ----       ------          -----         -----
Earnings (loss) from operations.........................        15.1           12.7        (78.9)          (9.7)         29.8
                                                               =====           ====       ======          =====         =====
Net earnings (loss) before cumulative effect of
changes in accounting principles........................         0.3            9.3       (123.3)         (18.7)         13.2
                                                               =====           ====       ======          =====         =====
Net earnings (loss).....................................         0.2            9.3       (123.3)         (54.5)         13.2
                                                               =====           ====       ======          =====         =====

YEAR ENDED DECEMBER 31, 2003 VERSUS YEAR ENDED DECEMBER 31, 2002

REVENUES

     The Company's revenues in 2003 were $119.1 million, compared to $129.1 million in 2002, a decrease of 7.8% due in large part to a decrease in Film revenue (see below). The following table sets forth the breakdown of revenue by category:

(In thousands of U.S. dollars)

                                                                           YEARS ENDED DECEMBER 31,
                                                            -----------------------------------------------------
                                                                 2003               2002                2001
                                                            ---------------    ---------------     --------------
IMAX SYSTEMS REVENUE
Sales and leases..................................          $       52,269     $       46,656      $       53,409
Ongoing rent(1)...................................                   9,207              9,746               8,969
Maintenance.......................................                  14,372             14,557              14,204
                                                            --------------     --------------      --------------
                                                                    75,848             70,959              76,582
                                                            --------------     --------------      --------------

FILMS REVENUE
Production and Post-production ...................                  13,821             19,859              13,278
Distribution......................................                  11,982             20,697              16,645
                                                            --------------     --------------      --------------
                                                                    25,803             40,556              29,923
                                                            --------------     --------------      --------------

THEATER OPERATIONS................................                  13,109             12,284               6,540
                                                            --------------     --------------      --------------

OTHER REVENUE.....................................                   4,500              5,303               4,654
                                                            --------------     --------------      --------------
                                                            $      119,260     $      129,102      $      117,699
                                                            ==============     ==============      ==============

(1)  Includes rental income and finance income.

     Systems revenue increased to $75.8 million in 2003 from $71.0 million in 2002, an increase of 6.9%. Revenue from sales and leases increased to $52.3 million in 2003 from $46.7 million in 2002, an increase of 12.0%. In 2003, 20 theater systems were installed, of which one was an operating lease, as compared to 16 theater systems installed, of which one was an operating lease in 2002. Ongoing rental revenue in 2003 decreased 5.5% from 2002 and maintenance revenue in 2003 decreased 1.3% over the prior year. Settlements relating to terminated lease agreements with customers who were unable to proceed with theater construction included in revenue for 2003 total $9.6 million (2002 - $5.1 million).

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

YEAR ENDED DECEMBER 31, 2003 VERSUS YEAR ENDED DECEMBER 31, 2002 (cont'd)

REVENUES (cont'd)

     Film revenues decreased to $25.8 million in 2003 from $40.6 million in 2002. Film distribution revenues decreased to $12.0 million in 2003 from $20.7 million in 2002, a decrease of 42.1%, and film post-production revenues decreased to $12.9 million in 2003 from $16.8 million in 2002, a decrease of 23.2%. The decrease in film distribution revenues was primarily due to stronger performance of films distributed in 2002, particularly SPACE STATION, which had gross box office performance of more than $39.0 million in 2002. The decrease in film post-production revenues was mainly due to higher volume of film print processing in 2002.

     Theater operations revenue increased to $13.1 million in 2003 from $12.3 million in 2002 primarily due to a full year of operations for the Company's Navy Pier IMAX Theatre in Chicago.

     Other revenue decreased to $4.5 million in 2003 from $5.3 million in 2002, a decrease of 15.1%, largely as a result of decreased revenue related to quick turn reel units.

     Based on the Company's expectation of 2004 system installations and its estimate of films to be released in 2004, the Company believes it will see higher revenues in 2004.

GROSS MARGIN

     Gross margin in 2003 was $52.0 million, or 43.6% of total revenue, compared to $53.5 million, or 41.4% of total revenue in 2002. Gross margin decreased slightly in 2003, primarily due to higher margins in Systems, and an increase in settlement revenues of $4.5 million which were partially offset by decreased margins in Films.

     The Company believes it will see higher gross margin in 2004 due to a combination of higher system installations and higher attendance throughout the IMAX theater network.

OTHER

     Selling, general and administrative expenses were $33.3 million in 2003 versus $34.9 million in 2002. The Company recorded a foreign exchange gain of $1.7 million in 2003 compared to a gain of $0.4 million in 2002. The foreign exchange gains and losses resulted primarily from fluctuations in exchange rates on Canadian dollar cash balances and Canadian dollar, Euro dollar and Japanese Yen denominated net investment in leases. Legal expenses for 2003 declined significantly to $2.1 million compared to $6.1 million in 2002 as the Company settled or otherwise favorably resolved certain litigation matters, largely offset by higher compensation expense of $3.7 million which was due in large part to higher stock based compensation as well as stronger Canadian dollar in 2003.

     Amortization of intangibles decreased to $0.6 million in 2003, from $1.4 million in 2002. The 2002 amount includes write-downs related to the Company's sound system intangibles.

     Income from equity-accounted investees includes a gain of $2.3 million as a result of the Company being released from a financial guarantee.

     Receivable provisions net of recoveries were recorded as a net recovery of $2.2 million in 2003 compared to a net recovery of $1.2 million in 2002. The Company recorded an accounts receivable provision of $0.7 million as compared to a recovery of $1.9 million in 2002. There was a net recovery of $2.9 million in 2003 on financing receivables as compared to a provision of $0.7 million in 2002.

     Restructuring recoveries in 2003 amounted to $nil compared to $0.5 million in 2002. Asset impairment charges amounted to $1.0 million compared to $0.4 million in 2002 after the Company assessed the carrying value of certain assets.

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

YEAR ENDED DECEMBER 31, 2003 VERSUS YEAR ENDED DECEMBER 31, 2002 (cont'd)

OTHER (cont'd)

     Interest income increased to $0.6 million in 2003 from $0.4 million in 2002 due mainly to an increase in the average balance of cash and cash equivalents held.

     Interest expense decreased to $15.9 million in 2003, from $17.6 million in 2002 due largely to lower average debt balances in 2003. The Company repaid the remaining $9.1 million of its outstanding 5.75% convertible subordinated notes due 2003, (the "Subordinated Notes") in April 2003 and retired an aggregate of $47.2 million of its Old Senior Notes, prior to redeeming the remaining Old Senior Notes pursuant to a tender offer and refinancing in December 2003 and January 2004.

     Recovery on long-term investments was $1.9 million in 2003. The Company entered into a settlement agreement with Mainframe Entertainment, Inc. ("MFE"), whereby MFE made payments to the Company in full and final settlement of all of its indebtedness and obligations to the Company arising under the Debenture. The Company has recorded a recovery of $1.9 million related to the final settlement.

     The Company's effective tax rate differs from the statutory tax rate and will vary from year to year primarily as a result of numerous permanent differences, the Canadian manufacturing and processing profits deduction, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or reductions in the year, changes in the Company's valuation allowance based on the Company's recoverability assessments of deferred tax assets, and favorable resolution of various examinations. The 2003 deferred income tax recovery included a net $2.9 million increase in the valuation allowance to reflect revised estimates regarding the realization of the Company's deferred income tax assets stemming from an increase in deferred tax assets based on a 6.0% increase in enacted tax rates in the year, partially offset by increases in deferred tax asset recoverability based on an assessment of positive evidence. As of December 31, 2003, the Company had a gross deferred income tax asset of $50.5 million, against which the Company is carrying a $46.8 million valuation allowance.

RESEARCH AND DEVELOPMENT

     Research and development expenses were $3.8 million in 2003 versus $2.4 million in 2002. The higher level of expenses in 2003 primarily reflects research and development activities pertaining to the Company's new IMAX MPX theater projection system. Through research and development, the Company plans to continue to design and develop cinema-based equipment and software to enhance its product offering. The Company believes that the motion picture industry will be affected by the development of digital technologies, particularly in the areas of content creation (image capture), post-production (editing and special effects), digital re-mastering distribution and display. Consequently, the Company has made significant investments in digital technologies, including the development of a proprietary, patent-pending technology to digitally enhance image resolution and quality of 35mm motion picture films and has a number of patents pending and intellectual property rights in these areas. However, there can be no assurance that the Company will be awarded patents covering this technology or that competitors will not develop similar technologies.

GAIN (LOSS) ON RETIREMENT OF NOTES

     During 2003, the Company recorded a loss of $4.9 million related to costs associated with the repurchase, retirement and refinancing of $170.8 million of the Company's Old Senior Notes. These transactions had the effect of reducing the principal of the Company's outstanding Old Senior Notes to $29.2 million as at December 31, 2003, which notes were subsequently redeemed on January 2, 2004.

     During 2002, the Company and a wholly-owned subsidiary purchased $20.5 million in the aggregate of the Company's Subordinated Notes for $8.1 million, consisting of $6.0 million in cash and common shares of the Company valued at $2.1 million. The Company cancelled the purchased Subordinated Notes and recorded a gain of $11.9 million. These transactions had the effect of reducing the principal of the Company's outstanding Subordinated Notes to $9.1 million as at December 31, 2002.

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

YEAR ENDED DECEMBER 31, 2003 VERSUS YEAR ENDED DECEMBER 31, 2002 (cont'd)

DISCONTINUED OPERATIONS

     On December 23, 2003, the Company closed its owned and operated Miami IMAX theater. The Company will remove all of its assets from the theater in the first quarter of 2004. The Company is involved in an arbitration proceeding with the landlord of the theater with respect to the amount owing to the landlord by the Company for lease and guarantee obligations. The minimum amount of loss to the Company has been established at $0.8 million, which the Company has accrued. As the Company is uncertain as to the outcome of the proceeding no additional amount has been recorded.

     In accordance with FASB Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), the Company assessed the fair value of the assets based on the estimated discounted future cash flows the assets are expected to generate.

     Effective December 11, 2001, the Company completed the sale of its wholly-owned subsidiary, Digital Projection International, including its subsidiaries (collectively "DPI"), to a company owned by members of DPI management. In accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), the Company has segregated the discontinued operations for all comparative periods presented.

     As part of the transaction, the Company restructured its advances to DPI, releasing DPI from obligations to repay any amounts in excess of $12.7 million previously advanced by the Company, and reorganized the remaining $12.7 million of debt owing to the Company into two separate loan agreements. The loans receivable are collateralized by fixed and floating charges over all DPI assets including intellectual properties. One of the loans is convertible, upon the occurrence of certain events, into shares representing 49% of the total share capital of DPI. During 2003, the Company received $0.8 million in cash towards the repayment of this debt, and has recorded a corresponding gain in net earnings (loss) from discontinued operations. As of December 31, 2003, the remaining balance is $11.9 million, which has been fully allowed for.

YEAR ENDED DECEMBER 31, 2002 VERSUS YEAR ENDED DECEMBER 31, 2001

REVENUES

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

     Film revenue increased to $40.6 million in 2002 from $29.9 million in 2001. Film distribution revenues increased to $20.7 million in 2002 from $16.6 million in 2001, an increase of 24.3%, and film post-production revenues increased to $16.8 million in 2002 from $13.3 million in 2001, an increase of 26.9%. The increase in film post-production revenues was mainly due to the release of SPACE STATION and Star Wars: Episode II Attack of The Clones: The IMAX Experience in 2002 versus 2001, while the increase in film distribution revenues was primarily due to stronger performance of films distributed in 2002 especially SPACE STATION which had gross box office of more than $39.0 million in 2002.

     Theater operations revenue increased to $12.3 million in 2002 from $6.5 million in 2001. In 2002, the Company's owned and operated theaters benefited from the strong performance of SPACE STATION and Star Wars: Episode II Attack of The Clones: The IMAX Experience. The Company also acquired an additional theater, the Navy Pier IMAX Theatre in Chicago in October 2002.

     Other revenue increased to $5.3 million in 2002 from $4.7 million in 2001, an increase of 13.9%, largely as a result of $1.4 million in sales from quick turn reel units compared to $nil in 2001.

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

YEAR ENDED DECEMBER 31, 2002 VERSUS YEAR ENDED DECEMBER 31, 2001 (cont'd)

GROSS MARGIN

     Gross margin in 2002 was $53.5 million versus $22.7 million in 2001. Gross margin increased largely due to the stronger performance of films in 2002 primarily SPACE STATION and Star Wars: Episode II Attack of The Clones: The IMAX Experience, compared to 2001. In addition, gross margin in 2001 was reduced by $16.5 million associated with the write-down of the value of certain films in the Company's library and a $4.1 million write-down due to the reduced net realizable value of the Company's inventories. Gross margin as a percentage of total revenues was 41.4% in 2002 compared to 19.3% in 2001.

OTHER

     Selling, general and administrative expenses were $34.9 million in 2002 versus $45.9 million in 2001. The Company recorded a foreign exchange gain of $0.4 million in 2002 compared to a loss of $1.4 million in 2001. The foreign exchange gains and losses resulted primarily from fluctuations in exchange rates on Canadian dollar cash balances and Canadian dollar and Japanese yen denominated net investment in leases. The 2001 selling, general and administrative expenses also include a non-cash item of $2.6 million in connection with a stock compensation grant.

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

     Receivable provisions net of recoveries were recorded as a net recovery of $1.2 million in 2002 compared to a net provision of $18.1 million in 2001. The Company recorded an accounts receivable recovery of $1.9 million as compared to a provision of $4.5 million in 2001. The financing receivables provision was $0.7 million as compared to a provision of $13.6 million in 2001. The 2002 financing receivables recovery consisted of a current year charge of $3.5 million offset by the recovery of $2.8 million on previously provided amounts for financing receivables, as collectibility associated with certain leases was resolved due to amendment, settlement of the leases, or other resolving conditions.

     Restructuring recoveries in 2002 amounted to $0.5 compared to restructuring costs of $16.3 million in 2001. Asset impairment charges amounted to $0.4 million compared to $29.0 million in 2001 after the Company assessed the carrying value of certain assets

     The Company's effective tax rate differs from the statutory tax rate and will vary from year to year primarily as a result of numerous permanent differences, the Canadian manufacturing and processing profits deduction, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate reductions in the year, and changes in the Company's valuation allowance based on the Company's recoverability assessments of deferred tax assets. The 2002 deferred income tax recovery included a $1.8 million decrease in the valuation allowance to reflect revised estimates regarding the realization of the Company's deferred income tax assets and the utilization of previously reserved loss carryforwards directly against gains from the repurchase of Subordinated Notes. As of December 31, 2002, the Company had a gross deferred income tax asset of $47.5 million, against which the Company was carrying a $43.7 million valuation allowance.

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

GAIN (LOSS) ON RETIREMENT OF NOTES

     During 2002, the Company and a wholly-owned subsidiary purchased $20.5 million in the aggregate of the Company's Subordinated Notes for $8.1 million, consisting of $6.0 million in cash and common shares of the Company valued at $2.1 million. The Company cancelled the purchased Subordinated Notes and recorded a gain of $11.9 million. These transactions had the effect of reducing the principal of the Company's outstanding Subordinated Notes to $9.1 million as at December 31, 2002.

     During 2001, the Company and a wholly-owned subsidiary of the Company purchased an aggregate of $70.4 million of the Company's $100.0 million aggregate principal amount of Subordinated Notes for $13.7 million, consisting of $12.5 million in cash and common shares of the Company valued at $1.2 million. The Company cancelled the purchased Subordinated Notes and recorded a gain of $55.6 million.

DISCONTINUED OPERATIONS

     The Company's 2001 discontinuance of its digital projection systems operations was completed December 11, 2001 through the sale of its wholly-owned subsidiary, Digital Projection International, including its subsidiaries (collectively "DPI"), to a company owned by members of DPI management. As part of the transaction, the Company entered into certain loan agreements, one of the loans is convertible, upon the occurrence of certain events, into shares representing 49% of the total share capital of DPI.

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

LIQUIDITY AND CAPITAL RESOURCES

CASH AND CASH EQUIVALENTS

     As at December 31, 2003, the Company's principal sources of liquidity included cash, cash equivalents and restricted cash of $52.2 million, trade accounts receivable of $13.9 million and net investment in leases due within one year of $5.0 million. In January 2004, the Company entered into a loan agreement with Congress Financial Corporation (Canada) for a three-year revolving credit facility (the "Credit Facility") permitting maximum borrowings of $20.0 million, subject to a borrowing base calculation and reserve requirements. In January 2004, the Company retired the remaining $29.2 million in Old Senior Notes using existing cash balances.

     The Company substantially funds its operations through cash flow from operations. Under the terms of the Company's typical theater system lease agreement, the Company receives substantial cash payments before the Company completes the performance of its obligations. Similarly, the Company receives cash payments for some of its film productions in advance of related cash expenditures.

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

LIQUIDITY AND CAPITAL RESOURCES (cont'd)

CASH AND CASH EQUIVALENT (cont'd)

     The Company's net cash provided by (used in) operating activities is impacted by a number of factors including the proceeds associated with new signings of theater system lease and sale agreements in the year, the box office performance of large format films distributed by the Company and/or exhibited in the Company's theaters, increases or decreases in the Company's operating expenses, and the level of cash collections received from its customers.

     Cash used in operating activities amounted to $9.2 million for the year ended December 31, 2003. Changes in other non-cash operating assets as compared to December 31, 2002 include a decrease of $7.8 million in inventories, an increase of $1.0 million in financing receivables, a $0.5 million decrease in accounts receivable and a $0.5 million decrease in prepaid expenses. Changes in other non-cash operating liabilities as compared to December 31, 2002 include a decrease in deferred revenue of $22.3 million, a decrease in accounts payable of $1.2 million and an increase of $0.8 million in accrued liabilities. Included in 2003 operating activities were $3.1 million in premiums paid to retire $123.6 million of principal of the Company's Old Senior Notes.

     Included in the Company's 2003 net cash used in operating activities of $9.2 million were a number of special items, which may not be reflective of future operating cash flow levels. The Company paid $3.1 million in call premiums in connection with the redemption of $123.6 million of its Old Senior Notes. Similarly, net cash used in operating activities increased by $1.6 million in 2003 due to an increase in the Company's restricted cash balances, which are used, as collateral for letters of credit. The Company intends to secure future letters of credit through the Credit Facility, which was entered into in February 2004.

     Cash used in investing activities amounted to $1.8 million in 2003, which includes purchases of $1.6 million in fixed assets, an increase in other assets of $1.5 million and an increase in other intangible assets of $0.6 million. The Company also received $1.9 million in cash in connection with a settlement of the Debenture with MFE.

     Cash provided from financing activities in 2003 amounted to $24.2 million and includes proceeds of $160.0 million received from the issuance of the Company's 9.625% Senior Notes due 2010 (the "New Senior Notes") less financing costs of $5.6 million. The Company in turn used $126.7 million of the proceeds from this offering to retire $123.6 million of principal of the Company's Old Senior Notes. Cash used in financing activities included a $9.1 million repayment of its remaining outstanding Subordinated Notes. The Company also received $0.8 million in cash on a note receivable from a discontinued operation.

     Capital expenditures including the purchase of fixed assets and investments in film assets were $4.6 million for the year ended December 31, 2003 and the Company anticipates a similar expenditure amount in 2004.

     Cash provided by operating activities amounted to $22.3 million for the year ended December 31, 2002. Changes in other non-cash operating assets and liabilities included a decrease in accounts receivables of $4.2 million, and a decrease of $8.1 million in inventories in 2002. Cash used by investing activities in 2002 amounted to $3.2 million, primarily consisting of $1.5 million invested in fixed assets. Cash used in financing activities in 2002 amounted to $5.9 million mainly related to the $6.0 million repurchase by a wholly-owned subsidiary of a portion of the Company's Subordinated Notes. Capital expenditures including the purchase of fixed assets and investments in film assets were $4.0 million in 2002.

     The Company's Credit Facility is secured by a first priority security interest in all of the current and future assets of the Company. The Company believes that cash flow from operations together with existing cash and borrowing available under the Credit Facility will be sufficient to meet operating needs for the next several years. However, if management's projections of future signings and installations are not realized, there is no guarantee the Company will continue to be able to fund its operations through cash flows from operations.

LETTERS OF CREDIT

     As at December 31, 2003, the Company had letters of credit of $5.0 million outstanding, which have been collateralized by cash deposits.

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

LIQUIDITY AND CAPITAL RESOURCES (cont'd)

NEW SENIOR NOTES DUE 2010

     In December 2003, the Company completed a private placement of $160.0 million principal amount of 9.625% senior notes due December 1, 2010 (the "New Senior Notes") to a group of initial purchasers. The New Senior Notes bear interest at a rate of 9.625% per annum and are unsecured obligations that rank equally with any of the Company's existing and future senior indebtedness and senior to all of the Company's existing and future subordinated indebtedness. The payment of principal, premium, if any, and interest on the New Senior Notes is unconditionally guaranteed, jointly and severally, by certain of the Company's wholly-owned subsidiaries. The New Senior Notes are subject to redemption for cash by the Company, in whole or in part, at any time on or after December 1, 2007, at redemption prices expressed as percentages of the principal amount for each 12-month period commencing December 1 of the years indicated:
2007 - 104.813%; 2008 - 102.406%; 2009 and thereafter - 100.000%, together with accrued and unpaid interest thereon to the redemption date. If certain changes were to result in the imposition of withholding taxes under Canadian law, the New Senior Notes are subject to redemption at the Company's option, in whole but not in part, at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest to the date of redemption. In the event of a change in control, the Company will be required to make an offer to repurchase the New Senior Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. In addition, prior to December 1, 2006, under certain conditions the Company may redeem up to 35% of the New Senior Notes with the proceeds of certain equity offerings at 109.625% of the principal amount thereof together with accrued and unpaid interest thereon to the date of redemption.

     The terms of the Company's New Senior Notes impose certain restrictions on its operating and financing activities, including certain restrictions on the Company's ability to: incur additional indebtedness; make distributions or certain other restricted payments; grant liens; create dividend and other payment restrictions affecting the Company's subsidiaries; sell certain assets or merge with or into other companies; and enter into transactions with affiliates.

     The Company has agreed to conduct an exchange offer to exchange all outstanding New Senior Notes for up to $160.0 million aggregate principal amount of senior notes due December 1, 2010 that are registered under the U.S. Securities Act of 1933, as amended (the "Registered Notes"). On February 27, 2004, the Company filed a registration statement on Form S-4 in relation to the Registered Notes. The Registered Notes will continue to be unconditionally guaranteed, jointly and severally, by certain of the Company's wholly-owned subsidiaries. The terms of the Registered Notes will be substantially identical to the terms of the New Senior Notes, and evidence the same indebtedness as the New Senior Notes, except that the Registered Notes will be registered under U.S. securities laws, will not contain restrictions on transfer or provisions relating to special interest under circumstances related to the timing of the exchange offer, will bear a different CUSIP number from the New Senior Notes and will not entitle their holders to registration rights.

OLD SENIOR NOTES DUE 2005

     In December 1998, the Company issued $200.0 million of senior notes due December 1, 2005 bearing interest at a rate of 7.875% per annum (the "Old Senior Notes").

     The Old Senior Notes contained covenants that, among other things, limited the ability of the Company to incur additional indebtedness, pay dividends or make other distributions, make certain investments, create certain liens, engage in certain transactions with affiliates, engage in certain sale and leaseback transaction or engage in mergers, consolidations or the transfer of all or substantially all of the assets of the Company. The Old Senior Notes were subject to redemption by the Company, in whole or in part, at any time on or after December 1, 2002, at redemption prices expressed as percentages of the principal amount for each 12-month period commencing December 1 of the years indicated: 2003 - 101.969%; 2004 and thereafter - 100.000%, together with interest accrued thereon to the redemption date. If certain changes resulted in the imposition of withholding taxes under Canadian law, the Old Senior Notes were subject to redemption at the option of the Company, in whole but not in part, at a redemption price of 100% of the principal amount thereof plus accrued interest to the date of redemption. In the event of a change in control, holders of the Old Senior Notes had the right to require the Company to repurchase all or part of the Old Senior Notes at a price equal to 101% of the principal amount thereof plus accrued interest to the date of repurchase.

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

LIQUIDITY AND CAPITAL RESOURCES (cont'd)

OLD SENIOR NOTES DUE 2005 (cont'd)

     During 2003, the Company retired an aggregate of $47.2 million principal amount of the Old Senior Notes and accrued interest of $0.7 million in exchange for the issuance of 5,838,353 of its common shares at an average value of $8.28 per share. The Company recorded additional charges of $0.3 million related to costs associated with this retirement. These transactions had the effect of reducing the principal amount of the Company's outstanding Old Senior Notes to $152.8 million as at October 31, 2003.

     In December 2003, the Company completed a tender offer and consent solicitation for its remaining $152.8 million of the Old Senior Notes. In December 2003, $123.6 million in principal of the Old Senior Notes were redeemed pursuant to the tender offer. Notice of Redemption for all remaining outstanding Old Senior Notes was delivered on December 4, 2003 and the remaining $29.2 of outstanding Old Senior Notes were redeemed on January 2, 2004.

CONVERTIBLE SUBORDINATED NOTES DUE 2003

     In April 1996, the Company completed a private placement of $100.0 million of 5.75% convertible subordinated notes due April 1, 2003 (the "Subordinated Notes"). In 2001 and 2002, the Company and a wholly-owned subsidiary purchased an aggregate of $90.9 million principal of Subordinated Notes for $21.8 million consisting of $18.5 million in cash and common shares of the Company valued at $3.3 million. On April 1, 2003, the Company repaid the remaining outstanding Subordinated Notes balance of $9.1 million plus accrued interest on the maturity date.

RENTAL OBLIGATIONS

     The Company's total minimum annual rental payments to be made under operating leases for premises as of December 31, 2003 are as follows:

2004                                     $     5,201
2005                                           5,248
2006                                           5,226
2007                                           5,067
2008                                           4,839
Thereafter                                    34,783
                                         -----------
                                         $    60,364

PENSION OBLIGATIONS

     The Company has a defined benefit pension plan covering its two Co-Chief Executive Officers. As at December 31, 2003, the Company had an unfunded and accrued projected benefit obligation of approximately $20.1 million (December 31, 2002 - $17.2 million) in respect of this defined benefit pension plan. The Company intends to use the proceeds of life insurance policies taken on its Co-Chief Executive Officers to satisfy, in whole or in part, certain of the benefits due and payable under the plan, although there can be no assurance that the Company will ultimately do so.

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

LIQUIDITY AND CAPITAL RESOURCES (cont'd)

CREDIT FACILITY

     On February 6, 2004, the Company entered into a loan agreement for a secured revolving credit facility with Congress Financial Corporation (Canada) (the "Credit Facility") The Credit Facility is a three-year revolving credit facility with yearly renewal options thereafter, permitting maximum aggregate borrowings of $20.0 million, subject to a borrowing base calculation which includes the Company's financing receivables, and certain reserve requirements. The Credit Facility bears interest at Prime + 0.25% per annum or Libor + 2.0% per annum and is collateralized by a first priority security interest in all of the current and future assets of the Company. The Credit Facility contains typical affirmative and negative covenants, including covenants that restrict the Company's ability to: incur certain additional indebtedness; make certain loans, investments or guarantees; pay dividends; make certain asset sales; incur certain liens or other encumbrances; conduct certain transactions with affiliates and enter into certain corporate transactions or dissolve. In addition, the Credit Facility contains customary events of default, including upon an acquisition or a change of control that has a material adverse effect on the Company's financial condition. The Credit Facility also requires the Company to maintain a minimum level of earnings before interest, taxes, depreciation and amortization, and cash collections.

OFF-BALANCE SHEET ARRANGEMENTS

     There are currently no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Company's financial condition.

CONTRACTUAL OBLIGATIONS

     Payments to be made by the Company under contractual obligations are as follows:

                                                           PAYMENTS DUE BY PERIOD
                                 --------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                            LESS THAN 1                                  MORE THAN 5
                                     TOTAL            YEAR         1-3 YEARS       3-5 YEARS       YEARS
                                 ------------    -------------   ------------    -----------    ------------
Long-term debt obligations       $    189,234    $      29,234   $         --    $         --   $    160,000
Lease obligations                      60,364            5,201         10,473           9,906         34,783

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in foreign currency rates. The Company does not use financial instruments for trading or other speculative purposes.

     A majority of the Company's revenue is denominated in U.S. dollars while a significant portion of its costs and expenses are denominated in Canadian dollars. In 2003, the Company estimates that the strengthening Canadian dollar increased its expense base by $1.5 million. A portion of the Company's net U.S. dollar flows is converted to Canadian dollars to fund Canadian dollar expenses, either through the spot market or through forward contracts. The Company plans to convert Canadian dollar expenses to U.S. dollars through the spot and forward markets on a go-forward basis. In Japan, the Company has ongoing operating expenses related to its operations. Net Japanese yen flows are converted to U.S. dollars through the spot market. The Company also has cash receipts under leases denominated in Japanese yen, Euros and Canadian dollar. In 2003, the Company recorded translation gains of $1.7 million primarily from the receivables associated with these leases, as the value of the U.S. dollar declined in relation to these currencies. The Company plans to convert Japanese yen and Euros lease cash flows to U.S. dollars through the spot markets on a go-forward basis.

                                IMAX CORPORATION

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following audited consolidated financial statements are filed as part of this Report:

                                                                                                                     PAGE
                                                                                                                     ----
Report of Independent Auditors....................................................................................    41
Consolidated Balance Sheets as at December 31, 2003 and 2002......................................................    42
Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001........................    43
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001........................    44
Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 2003, 2002 and 2001....    45
Notes to Consolidated Financial Statements........................................................................    46

                                IMAX CORPORATION

                         REPORT OF INDEPENDENT AUDITORS

     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of IMAX Corporation (the "Company") as at December 31, 2003 and 2002, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As described in note 3 to the consolidated financial statements, the Company changed its accounting policies for extinguishment of debt and asset retirement obligations upon the adoption of new accounting pronouncements effective January 1, 2003, and its accounting policies for goodwill and discontinued operations upon the adoption of new accounting pronouncements effective January 1, 2002.

                              /s/ PricewaterhouseCoopers LLP
                              Chartered Accountants
                              Toronto, Canada
                              February 27, 2004

                                IMAX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
                        (In thousands of U.S. dollars)

                                                                                       AS AT DECEMBER 31,
                                                                                 -----------------------------
                                                                                      2003            2002
                                                                                 -------------   -------------
ASSETS
Cash and cash equivalents                                                        $      47,282   $      33,801
Restricted cash (note 14 (b))                                                            4,961           3,335
Accounts receivable, net of allowance for doubtful accounts of $7,278
  (2002 - $9,248)                                                                       13,887          15,054
Financing receivables (note 4)                                                          56,742          51,918
Inventories (note 5)                                                                    28,218          34,092
Prepaid expenses                                                                         1,902           2,372
Film assets (note 6)                                                                     1,568             419
Fixed assets (note 7)                                                                   35,818          43,616
Other assets (note 8)                                                                   13,827          10,455
Deferred income taxes (note 9)                                                           3,756           3,821
Goodwill                                                                                39,027          39,027
Other intangible assets (note 10)                                                        3,388           3,363
Assets of discontinued operations (note 25)                                                 --           1,703
                                                                                 -------------   -------------
   Total assets                                                                  $     250,376   $     242,976
                                                                                 =============   =============

LIABILITIES
Accounts payable                                                                 $       5,780   $       6,167
Accrued liabilities (notes 6 and 23)                                                    43,794          43,365
Deferred revenue                                                                        63,344          85,590
New Senior Notes due 2010 (note 11)                                                    160,000              --
Old Senior Notes due 2005 (note 12)                                                     29,234         200,000
Subordinated Notes due 2003 (note 13)                                                       --           9,143
Liabilities of discontinued operations (note 25)                                            --           2,381
                                                                                 -------------   -------------
   Total liabilities                                                                   302,152         346,646
                                                                                 -------------   -------------

COMMITMENTS, CONTINGENCIES AND GUARANTEES (notes 14 and 15)

SHAREHOLDERS' EQUITY (DEFICIT)

Capital stock (note 16(b)) Common shares - no par value. Authorized -
  unlimited number. Issued and outstanding - 39,301,758 (2002 - 32,973,366)            115,609          65,563
Other equity                                                                             3,159           1,542
Deficit                                                                               (171,189)       (171,420)
Accumulated other comprehensive income                                                     645             645
                                                                                 -------------   -------------
   Total shareholders' deficit                                                         (51,776)       (103,670)
                                                                                 -------------   -------------
   Total liabilities and shareholders' equity (deficit)                          $     250,376   $     242,976
                                                                                 =============   =============

       (the accompanying notes are an integral part of these consolidated financial statements)

                                IMAX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
            (In thousands of U.S. dollars, except per share amounts)

                                                                                  YEARS ENDED DECEMBER 31,

                                                                      -------------------------------------------------
                                                                            2003             2002             2001
                                                                      ---------------  ---------------  --------------
REVENUE
IMAX systems (note 17(a))                                             $        75,848  $        70,959  $       76,582
Films                                                                          25,803           40,556          29,923
Theater operations                                                             13,109           12,284           6,540
Other                                                                           4,500            5,303           4,654
                                                                      ---------------  ---------------  --------------
                                                                              119,260          129,102         117,699
COSTS OF GOODS AND SERVICES                                                    67,283           75,634          94,969
                                                                      ---------------  ---------------  --------------
GROSS MARGIN                                                                   51,977           53,468          22,730

Selling, general and administrative expenses (note 17(b))                      33,312           34,906          45,850
Research and development                                                        3,794            2,362           3,385
Amortization of intangibles                                                       573            1,418           3,005
Income from equity-accounted investees (note 17(d) and (e))                    (2,496)            (283)            (73)
Receivable provisions (recoveries), net (note 18)                              (2,225)          (1,233)         18,102
Restructuring costs and asset impairments (recoveries) (note 19)                  969             (121)         45,269
                                                                      ---------------  ---------------  --------------
EARNINGS (LOSS) FROM OPERATIONS                                                18,050           16,419         (92,808)

Interest income                                                                   656              413             847
Interest expense                                                              (15,856)         (17,564)        (22,020)
Gain (loss) on retirement of notes (notes 3, 12 and 13)                        (4,910)          11,900          55,577
Recovery (impairment) of long-term investments (note 17(c))                     1,892               --          (5,584)
                                                                      ---------------  ---------------  ---------------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                   (168)          11,168         (63,988)
Recovery of (provision for) income taxes (note 9)                                 386               --         (27,848)
                                                                      ---------------  ---------------  --------------
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS                                    218           11,168         (91,836)
Net earnings (loss) from discontinued operations (note 25)                        195              804         (53,278)
                                                                      ---------------  ---------------  --------------
Net earnings (loss) before cumulative effect of changes in
accounting  principles                                                            413           11,972        (145,114)

Cumulative effect of changes in accounting principles (note 3)                   (182)              --              --
                                                                      ---------------  ---------------  --------------
NET EARNINGS (LOSS)                                                   $           231  $        11,972  $     (145,114)
                                                                      ===============  ===============  ==============

EARNINGS (LOSS) PER SHARE (note 16):
Earnings (loss) per share - basic and diluted:

  Net earnings (loss) from continuing operations                      $          0.01  $          0.34  $        (2.97)
  Net earnings (loss) from discontinued operations                    $            --  $          0.02  $        (1.72)
                                                                      ---------------  ---------------  --------------
 Net earnings (loss) before cumulative effect of changes in
accounting principles                                                            0.01             0.36           (4.69)
 Cumulative effect of changes in accounting principles                             --               --              --
                                                                      ---------------  ---------------  --------------
  Net earnings (loss)                                                 $          0.01  $          0.36  $        (4.69)
                                                                      ===============  ===============  ==============

       (the accompanying notes are an integral part of these consolidated financial statements)

                                IMAX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
                         (In thousands of U.S. dollars)

                                                                                       YEARS ENDED DECEMBER 31,
                                                                          ---------------------------------------------------
                                                                                2003             2002             2001
                                                                          ---------------  ---------------  ---------------
CASH PROVIDED BY (USED IN):
OPERATING ACTIVITIES
Net earnings (loss) from continuing operations                                        218           11,168          (91,836)
Items not involving cash:
   Depreciation, amortization and write-downs (note 20)                             9,633           15,931           98,665
   Income from equity-accounted investees                                          (2,496)            (283)             (73)
   Deferred income taxes                                                               81             (799)          43,380
   Loss (gain) on retirement of notes                                               4,910          (11,900)         (55,577)
   Impairment of long-term investments                                                 --               --            5,584
   Stock and other non-cash compensation                                            4,926            3,685            5,182
   Non-cash foreign exchange (gain) loss                                           (1,281)            (605)             578
Premium on repayment of notes                                                      (3,088)              --               --
Payment under certain employment agreements                                        (1,550)              --               --
Investment in film assets                                                          (2,993)          (2,441)          (8,297)
Changes in restricted cash                                                         (1,626)           2,538           (5,873)
Changes in other non-cash operating assets and liabilities (note 20)              (14,924)           5,788           12,529
Net cash used in operating activities from discontinued operations                   (993)            (791)          (6,877)
                                                                          ---------------  ---------------  ---------------
Net cash provided by (used in) operating activities                                (9,183)          22,291           (2,615)
                                                                          ---------------  ---------------  ---------------

INVESTING ACTIVITIES
Purchase of fixed assets                                                           (1,560)          (1,517)          (1,076)
Decrease (increase) in other assets                                                (1,526)            (964)           1,140
Decrease (increase) in other intangible assets                                       (597)            (675)            (642)
Net sale of investments in marketable debt securities                                  --               --            7,529
Acquisition of minority interest in Sonics Associates, Inc.                            --               --           (1,041)
Settlement of debenture                                                             1,892               --               --
Net cash used in investing activities from discontinued operations                    (15)             (24)            (232)
                                                                          ---------------  ---------------  ---------------
Net cash provided by (used in) investing activities                                (1,806)          (3,180)           5,678
                                                                          ---------------  ---------------  ---------------

FINANCING ACTIVITIES
Repayment of Subordinated Notes due 2003                                           (9,143)              --               --
Repurchase of Subordinated Notes due 2003                                              --           (6,022)         (12,540)
Repayment of Old Senior Notes due 2005                                           (123,577)              --               --
Issuance of New Senior Notes due 2010                                             160,000               --               --
Financing costs related to New Senior Notes due 2010                               (5,615)              --               --
Common shares issued under stock option plan                                        1,722              152               31
Net cash provided by financing activities from discontinued operations                799               --               --
                                                                          ---------------  ---------------  ---------------
Net cash provided by (used in) financing activities                                24,186           (5,870)         (12,509)
                                                                          ---------------  ---------------  ---------------

Effects of exchange rate changes on cash from continuing operations                   284               45           (2,644)
Effects of exchange rate changes on cash from discontinued operations                  --               --            1,697
                                                                          ---------------  ---------------  ---------------
Effects of exchange rate changes on cash                                              284               45             (947)
                                                                          ---------------  ---------------  ---------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM CONTINUING
   OPERATIONS                                                                      13,690           14,101           (4,981)
Increase (decrease) in cash and cash equivalents from discontinued
   operations                                                                        (209)            (815)          (5,412)
                                                                             ------------  ---------------  ---------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS, DURING THE YEAR                  13,481           13,286          (10,393)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                       33,801           20,515           30,908
                                                                          ---------------  ---------------  ---------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                    $        47,282  $        33,801  $        20,515
                                                                          ===============  ===============  ===============

       (the accompanying notes are an integral part of these consolidated financial statements)

                                IMAX CORPORATION
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
                         (In thousands of U.S. dollars)

                                    NUMBER OF
                                     COMMON                                           ACCUMULATED
                                     SHARES                              RETAINED        OTHER              TOTAL
                                   ISSUED AND    CAPITAL     OTHER       EARNINGS    COMPREHENSIVE      SHAREHOLDERS'  COMPREHENSIVE
                                   OUTSTANDING    STOCK      EQUITY      (DEFICIT)  INCOME (LOSS)(1)  EQUITY (DEFICIT) INCOME (LOSS)
                                   -----------  --------  -----------  -----------  ----------------  ---------------- -------------
BALANCE AT DECEMBER 31, 2000        30,051,514    59,102       1,034       (38,278)            405           22,263     $        --

Issuance of common stock             1,847,600     4,220          --            --              --            4,220              --
Net loss                                    --        --          --      (145,114)             --         (145,114)       (145,114)
Net adjustment on available-for-
  sale securities                           --        --          --            --             281              281             281
Foreign currency translation
  adjustments                               --        --          --            --             (98)             (98)            (98)
                                  ------------  --------  ----------   -----------  --------------    -------------     -----------
                                                                                                                        $  (144,931)
                                                                                                                        ===========

BALANCE AT DECEMBER 31, 2001        31,899,114    63,322       1,034      (183,392)            588         (118,448)    $        --

Issuance of common stock             1,074,252     2,241          --            --              --            2,241              --
Net earnings                                --        --          --        11,972              --           11,972          11,972
Adjustment in paid-in capital for
  non-employee stock
  options granted                           --        --         508            --              --              508              --
Foreign currency translation
  adjustments                               --        --          --            --              57               57              57
                                  ------------  --------  ----------   -----------  --------------    -------------     -----------
                                                                                                                        $    12,029
                                                                                                                        ===========

BALANCE AT DECEMBER 31, 2002        32,973,366    65,563       1,542      (171,420)            645         (103,670)    $        --

Issuance of common stock             6,328,392    50,046          --            --              --           50,046              --
Net income                                  --        --          --           231              --              231             231
Adjustment in paid-in-capital for
  non-employee stock options
  and warrants granted
  (note 16(c))                              --        --       1,617            --              --            1,617              --
                                  ------------  --------  ----------   -----------  --------------    -------------     -----------

BALANCE AT DECEMBER 31, 2003        39,301,758  $115,609  $    3,159   $  (171,189) $          645    $     (51,776)    $       231
                                  ============  ========  ==========   ===========  ==============    =============     ===========

(1) Components of accumulated other comprehensive income (loss) consist of:

                                                     AS AT DECEMBER 31,
                                     ------------------------------------------------
                                             2003                         2002
                                     -------------------          -------------------
Foreign currency
   translation adjustments           $               645          $               645
                                     -------------------          -------------------
Accumulated other comprehensive
   income                            $               645          $               645
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

1.   DESCRIPTION OF THE BUSINESS

     IMAX Corporation together with its wholly-owned subsidiaries (the "Company") is an entertainment technology company whose principal activities are:

         - the design, manufacture, marketing and leasing of proprietary projection and sound systems for IMAX theaters principally owned and operated by institutional and commercial customers located in more than 35 countries as of December 31, 2003;

         - the development, production, digital re-mastering, post-production and distribution of certain films shown throughout the IMAX theater network;

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Significant accounting policies are summarized as follows:

(a)  BASIS OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company together with its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

(b)  USE OF ESTIMATES

     The preparation of the financial statements in conformity with United States Generally Accepted Accounting Principles requires management to make estimates and judgements that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could be materially different from these estimates. Significant estimates made by management include, but are not limited to, fair values associated with the individual elements in multiple element arrangements, residual values, economic lives of leased assets, allowances for potential uncollectibility of accounts receivable and net investment in leases, provisions for inventory obsolescence, ultimate revenues for film assets, estimates of fair values for long-lived assets and goodwill, restructuring and related charges, depreciable lives of assets, useful lives of intangible assets, pension plan assumptions, accruals for contingencies and valuation allowances for deferred income tax assets.

(c)  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

(d)  ACCOUNTS RECEIVABLE AND FINANCING RECEIVABLES

     Allowances for doubtful accounts receivable and financing receivables are based on the Company's assessment of the collectibility of specific customer balances which is based upon a review of the customer's credit worthiness, past collection history and the underlying asset value of the equipment under lease where applicable. When facts and circumstances indicate that there is a potential impairment in the net investment in lease owing from a customer, the Company will evaluate the potential outcome of either renegotiations or defaults on the original lease agreement and will record a provision if it is considered probable that the renegotiated lease amount will cause a reclassification of a sales-type lease to an operating lease. The provision is equal to the excess of the carrying value of the net investment in lease over the fair value of the equipment. Interest on overdue accounts is recognized as income as the amounts are collected.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

(e)  INVENTORIES

     Inventories are carried at the lower of cost determined on a first in first out basis, and net realizable value. Finished goods and work-in-process include the cost of raw materials, direct labor, design costs and, an applicable share of manufacturing overhead costs.

     The Company records provisions for obsolete theater systems inventory, based upon current estimates of future events and conditions including the anticipated installation dates for the current backlog of theater system contracts, potential future signings, general economic conditions, growth prospects within the customers' ultimate marketplace and the market acceptance of the Company's current and pending projection systems.

(f)  FILM ASSETS

     Costs of producing films, including capitalized interest, and costs of acquiring film rights are recorded as film assets and accounted for in accordance with AICPA Statement of Position 00-2, "Accounting by Producers or Distributors of Films". Production financing provided by third parties that acquire substantive rights in the film is recorded as a reduction of the cost of the production. Film assets are amortized and participation costs are accrued using the individual-film-forecast method in the same ratio that current gross revenues bear to anticipated total ultimate revenues. Estimates of ultimate revenues are prepared on a title-by-title basis and reviewed regularly by management and revised where necessary to reflect most current information. Ultimate revenue for films includes estimates of revenue over a period not to exceed ten years following the date of initial release.

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

(g)  FIXED ASSETS

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

(h)  OTHER ASSETS

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

(i)  GOODWILL

     The Company adopted FASB Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangibles" ("FAS 142") effective January 1, 2002. Goodwill represents the excess of purchase price over the fair value of net identifiable assets acquired in a purchase business combination. Goodwill is not subject to amortization and is tested for impairment annually, or more frequently if events or circumstances indicate that the asset might be impaired. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a discounted cash flows approach. If the carrying amount of the reporting unit exceeds its fair value, then a second step is performed to measure the amount of impairment loss, if any. Any impairment loss would be expensed in the statement of operations.

(j)  OTHER INTANGIBLE ASSETS

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

(k)  DEFERRED REVENUE

     Deferred revenue represents cash received under theater system agreements and film contracts and for various services for which revenue recognition criteria have not yet been met.

(l)  INCOME TAXES

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

(m)  REVENUE RECOGNITION

     SALES-TYPE LEASES OF THEATER SYSTEMS

     Theater system leases that transfer substantially all of the benefits and risks of ownership to customers are classified as sales-type leases as a result of meeting the criteria established by FASB Statement of Financial Accounting Standards No. 13, "Accounting for Leases" ("FAS 13"). When revenue is recognized, the initial rental fees due under the contract, along with the present value of minimum ongoing rental payments, are recorded as revenues for the period, and the related theater system costs including installation expenses are recorded as cost of goods and services. Additional ongoing rentals in excess of minimums are recognized as revenue when reported by the theater operator, provided that collection is reasonably assured.

     The Company recognizes revenues from sales-type leases upon installation of the theater system when all of the following criteria are met: persuasive evidence of an agreement exists; the price is fixed or determinable; and collection is reasonably assured.

     Cash installments of initial rents received in advance of the time at which revenue is recognized are recorded as deferred revenue. Costs incurred in constructing the theater systems not yet recognized as revenue are included in inventories.

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

     In the normal course of its business, the Company each year will have customers who, for a number of reasons including the inability to obtain certain consents, approvals or financing, are unable to proceed with theater construction. In these instances, where customers of the Company are not in compliance with the terms of their leases for theater systems not yet installed, the leases are in default. There is typically deferred revenue associated with these leases, representing initial lease payments collected prior to the default. These initial lease payments are recognized as revenue when the Company exercises its rights to terminate the lease and the Company is released legally or by virtue of an agreement with the customer from its obligations under the lease arrangement.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

(m)  REVENUE RECOGNITION (cont'd)

     MAINTENANCE AND OTHER SERVICES

     The Company frequently leases theater systems to customers with one year's free maintenance on the system from the date of installation. The fair value of this component of the arrangement is deferred when the systems revenue is recognized and is amortized over the one-year free maintenance period. All costs associated with this maintenance program are expensed as incurred. Maintenance revenues are recognized on a straight-line basis over the maintenance period. Revenues from post-production film services are recognized as the service is performed. Revenues on camera rentals are recognized over the rental period. Theater admission revenues are recognized on the date of the exhibition. Other service revenues are recognized when the services are performed.

(n)  RESEARCH AND DEVELOPMENT

     Research and development costs are expensed as incurred.

(o)  FOREIGN CURRENCY TRANSLATION

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

(p)  STOCK-BASED COMPENSATION

     The Company accounts for stock-based compensation under the intrinsic value method set out in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and its related interpretations, and has made pro forma disclosures of net earnings (loss) and earnings (loss) per share in note 16 as if the methodology prescribed by FASB Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), had been adopted.

     The Company accounts for stock options and warrants issued to non-employees in accordance with the provisions of FAS 123 and Emerging Issues Task Force No. 96-18 "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services".

(q)  PENSION PLANS

     Defined benefit pension plan liabilities are recorded as the excess of the accumulated projected benefit obligation over the fair value of plan assets. Assumptions used in computing defined benefit obligations are regularly reviewed by management in consultation with its actuaries and adjusted for market conditions. Prior service costs resulting from plan inception or amendments together with unrecognized actuarial gains and losses are amortized over the expected future service life of the employees while current service costs are expensed when earned.

     For defined contribution pension plans, amounts contributed by the Company are recorded as an expense.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

3.   ACCOUNTING CHANGES

     Effective January 1, 2003, the Company adopted FASB Statement of Financial Accounting Standard No. 145, "Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002" ("FAS 145"), under which gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB 30. Under FAS 145, the Company was required to reclassify any gain or loss on extinguishment of debt that was classified as an extraordinary item to net earnings from continuing operations before income taxes for all prior period presentations. The Company has reclassified the extraordinary gain on repurchase of Subordinated Notes in 2002 and 2001 within net earnings from continuing operations before income taxes. The Company has applied FAS 145 within these consolidated financial statements the fiscal years ended December 31, 2002 and 2001 which had the effect of reclassifying gains on the retirement of Subordinated Notes of $8.3 million, net of income tax expense of $3.6 million and $38.7 million, net of income tax expense of $16.8 million respectively from extraordinary items to net earnings from continuing operations before income taxes.

     Effective January 1, 2003, the Company adopted FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability is applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have an impact on the Company's financial position or results of operations. Enhanced disclosures as required under FIN 45 have been included in note 15(d).

     Effective January 1, 2003, the Company adopted FASB Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This standard requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently amortized over the asset's useful life. Adoption of this new standard resulted in a charge of $0.2 million to 2003 earnings and an increase of $0.2 million to accrued liabilities.

     Effective January 1, 2002, the Company adopted FASB Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). This standard requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets are now grouped at the lowest level for which identifiable cash flows are largely independent when testing for and measuring impairment, as well as when identifying assets to be discontinued. The Company reviews the carrying values of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. In performing its review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of impairment losses is based on the excess of the carrying amount of the asset over the fair value calculated using discounted expected future cash flows. Adoption of this new standard did not have an impact on the Company's financial position, results of operations or cash flows.

     The Company adopted FAS 142, effective January 1, 2002 under which goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. If the Company had continued to amortize goodwill, the charge would have been $2.3 million in each of 2003 and 2002. Upon initial adoption of this standard the Company completed this impairment test on the balance of goodwill and concluded that this asset was not impaired.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

3.   ACCOUNTING CHANGES (cont'd)

     In accordance with FAS 142, the effect of this change in accounting principle is reflected prospectively. Supplemental comparative disclosure as if the change had been applied retroactively, is as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                ------------------------------------------------------------
                                                       2003                 2002                 2001
                                                ------------------   ------------------   ------------------
Reported net earnings (loss)                    $              231   $           11,972   $        (145,114)
    Add back: Goodwill amortization                             --                   --               2,310
                                                ------------------   ------------------   -----------------
Adjusted net earnings (loss)                    $              231   $           11,972   $        (142,804)
                                                ==================   ==================   =================

Basic and diluted earnings (loss) per share:
    Reported net earnings (loss) per share      $             0.01   $             0.36   $           (4.69)
    Goodwill amortization                       $               --   $               --   $            0.07
                                                ------------------   ------------------   -----------------
Adjusted net earnings (loss) per share          $             0.01   $             0.36   $           (4.62)
                                                ==================   ==================   =================

4.   FINANCING RECEIVABLES

(a)  NET INVESTMENT IN LEASES

     The Company generally provides its theater systems to customers on a long-term lease basis, typically with initial lease terms of 10 to 20 years. Financing receivables consisting of net investment in leases and long term receivables are comprised of the following:

                                                             2003            2002
                                                         ------------    ------------
Gross minimum lease amounts receivable                   $     97,408    $     97,167
Residual value of equipment                                       824             824
Unearned finance income                                       (38,847)        (39,001)
                                                         ------------    ------------
Present value of minimum lease amounts receivable              59,385          58,990
Accumulated allowance for uncollectible amounts                (5,840)         (8,938)
                                                         ------------    ------------
Net investment in leases                                 $     53,545    $     50,052

Long-term receivables                                           3,197           1,866
                                                         ------------    ------------

Total financing receivables                              $     56,742    $     51,918
                                                         ============    ============

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

4.   FINANCING RECEIVABLES (cont'd)

(b)  RENTAL AMOUNTS

     IMAX systems revenue includes the following annual rental amounts, for the years ended December 31:

                                                                 2003             2002             2001
                                                            --------------   --------------   --------------
Ongoing minimum rental amounts on operating leases          $          849   $          849   $          562
Additional rentals in excess of minimum amounts on
  sales-type leases                                                    444              681              660
Additional rentals in excess of minimum amounts on
  operating leases                                                   3,482            3,525            2,595
Finance income on sales-type leases                                  4,432            4,691            5,152
                                                            --------------   --------------   --------------
                                                            $        9,207   $        9,746   $        8,969
                                                            ==============   ==============   ==============

     Estimated gross minimum rental amounts receivable from operating and sales-type leases at December 31, 2003, for each of the next five years are as follows:

 2004                                          $    9,678
 2005                                               8,938
 2006                                               8,941
 2007                                               7,750
 2008                                               7,900
 Thereafter                                        60,139
                                               ----------
                                               $  103,346
                                               ==========

5.   INVENTORIES

                                                                                  AT DECEMBER 31,
                                                                         ----------------------------------
                                                                               2003               2002
                                                                         ---------------    ---------------
Raw materials                                                            $         5,868    $         5,042
Work-in-process                                                                    4,327              2,249
Finished goods                                                                    18,023             26,801
                                                                         ---------------    ---------------
                                                                         $        28,218    $        34,092
                                                                         ===============    ===============

6.   FILM ASSETS

                                                                                  AT DECEMBER 31,
                                                                         ----------------------------------
                                                                               2003               2002
                                                                         ---------------    ---------------
Completed and released films, net of accumulated amortization            $           314    $           206
Films in production                                                                1,022                 --
Development costs                                                                    232                213
                                                                         ---------------    ---------------
                                                                         $         1,568    $           419
                                                                         ===============    ===============

     Included in costs of goods and services for 2003 are charges of $nil (2002
     - $nil, 2001 - $16.5 million) to reflect write-downs of unamortized film costs.

     All unamortized film costs as at December 31, 2003 for released films are expected to be amortized within two years from December 31, 2003. The amount of accrued participation liabilities that the Company expects to pay during 2004 is $6.2 million.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

7.   FIXED ASSETS

                                                                     AT DECEMBER 31, 2003
                                                 -------------------------------------------------------------
                                                                         ACCUMULATED
                                                       COST              DEPRECIATION         NET BOOK VALUE
                                                 -----------------     -----------------     -----------------
Equipment leased or held for use or rental
    Projection equipment(1)                      $          34,847     $          22,720     $          12,127
    Camera equipment                                         9,971                 8,061                 1,910
                                                 -----------------     -----------------     -----------------
                                                            44,818                30,781                14,037
                                                 -----------------     -----------------     -----------------
Assets under construction                                      877                    --                   877
                                                 -----------------     -----------------     -----------------

Other fixed assets
    Land                                                     1,593                    --                 1,593
    Buildings                                               14,734                 5,406                 9,328
    Office and production equipment(2)                      21,590                17,748                 3,842
    Leasehold improvements                                   8,569                 2,428                 6,141
                                                 -----------------     -----------------     -----------------
                                                            46,486                25,582                20,904
                                                 -----------------     -----------------     -----------------
                                                 $          92,181     $          56,363     $          35,818
                                                 =================     =================     =================

                                                                     AT DECEMBER 31, 2002
                                                 -------------------------------------------------------------
                                                                         ACCUMULATED
                                                       COST              DEPRECIATION         NET BOOK VALUE
                                                 -----------------     -----------------     -----------------
Equipment leased or held for use or rental
    Projection equipment(1)                      $          37,199     $          20,143     $          17,056
    Camera equipment                                         9,548                 7,629                 1,919
                                                 -----------------     -----------------     -----------------
                                                            46,747                27,772                18,975
                                                 -----------------     -----------------     -----------------
Assets under construction                                    1,672                    --                 1,672
                                                 -----------------     -----------------     -----------------

Other fixed assets
    Land                                                     1,648                    --                 1,648
    Buildings                                               15,505                 5,620                 9,885
    Office and production equipment(2)                      24,023                19,081                 4,942
    Leasehold improvements                                   8,127                 1,633                 6,494
                                                 -----------------     -----------------     -----------------
                                                            49,303                26,334                22,969
                                                 -----------------     -----------------     -----------------
                                                 $          97,722     $          54,106     $          43,616
                                                 =================     =================     =================

(1) Included in projection equipment are assets with costs of $31.9 million (2002 - $33.5 million) and accumulated depreciation of $21.0 million (2002 - $19.1 million) that are leased to customers under operating leases.

(2) Included in office and production equipment are assets under capital lease with costs of $0.4 million (2002 - $0.3 million) and accumulated depreciation of $0.2 million (2002 - $nil).

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

8.   OTHER ASSETS

                                                                                         AT DECEMBER 31,
                                                                                --------------------------------
                                                                                      2003             2002
                                                                                ---------------  ---------------
Pension asset, representing unrecognized prior service costs                    $         5,530  $         7,035
Deferred charges on debt financing                                                        6,461            2,184
Other assets                                                                              1,836            1,236
                                                                                ---------------  ---------------
                                                                                $        13,827  $        10,455
                                                                                ===============  ===============

9.   INCOME TAXES

(a) Earnings (loss) from continuing operations before income taxes by tax jurisdiction, for the years ended December 31, are comprised of the following:

                                                            2003                2002                2001
                                                      ----------------    ----------------    ----------------
Canada                                                $          1,363    $         13,707    $        (35,837)
United States                                                   (5,267)             (3,209)            (26,940)
Japan                                                              839               1,031                 291
Other                                                            2,897                (361)             (1,502)
                                                      ----------------    ----------------    ----------------
                                                      $           (168)   $         11,168    $        (63,988)
                                                      ================    ================    ================

(b) The recovery of (provision for) income taxes related to income from continuing operations, for the year ended December 31, is comprised of the following:

                                                            2003                2002                2001
                                                      ----------------    ----------------    ----------------
Current:
  Canada                                              $           (920)   $           (754)   $         13,598
  Foreign                                                        1,225                 (45)                (35)
                                                      ----------------    ----------------    ----------------
                                                                   305                (799)             13,563
                                                      ----------------    -----------------   ----------------
Deferred:
  Canada                                                            81                 799             (32,954)
  Foreign                                                           --                  --              (8,457)
                                                      ----------------    ----------------    ----------------
                                                                    81                 799             (41,411)
                                                      ----------------    ----------------    ----------------
                                                      $            386    $             --    $        (27,848)
                                                      ================    ================    ================

(c) The recovery of (provision for) income taxes from continuing operations differs from the amount that would have resulted by applying the combined Canadian federal and provincial statutory income tax rates to earnings (losses), for the years ended December 31, is due to the following:

                                                                       2003            2002           2001
                                                                   ------------    ------------   -------------
Income tax recovery (provision) at combined statutory rates        $         61    $     (4,314)  $     26,632
Increase (decrease) resulting from:
    Permanent differences                                                (5,241)          3,070         (3,434)
    Manufacturing and processing credits deduction                         (300)           (141)        (1,704)
    Decrease (increase) in valuation allowance                           (2,869)          1,259        (40,272)
    Large corporations tax                                                 (476)           (403)          (402)
    Income tax at different rates in foreign and other
    provincial jurisdictions                                               (285)            (52)        (1,114)
    Investment tax credits                                                  661              11           (594)
    Tax recoveries through loss carrybacks                                1,062              --             --
    Effect of legislated tax rate (reductions) increases                  4,833              --         (6,651)
    Audit and other tax return adjustments                                2,760             424             --
    Other                                                                   180             146           (309)
                                                                   ------------    ------------   ------------
Recovery of (provision for) income taxes, as reported              $        386    $         --   $    (27,848)
                                                                   ============    ============   ============

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

9.   INCOME TAXES (cont'd)

(d) The net deferred income tax asset, at December 31, is comprised of the following:

                                                                                   2003              2002
                                                                              -------------     -------------
Net operating loss and capital loss carryforwards                             $       9,835     $      11,581
Investment tax credit and other tax credit carryforwards                              1,425             1,883
Write-downs of other assets                                                           5,074             5,596
Excess tax over accounting basis in fixed assets and inventories                     50,696            37,875
Accrued reserves                                                                      5,834             4,636
Other                                                                                 2,566             2,298
                                                                              -------------     -------------
Total deferred income tax assets                                                     75,430            63,869
Income recognition on net investment in leases                                      (24,883)          (16,306)
                                                                              -------------     -------------
                                                                                     50,547            47,563
Valuation allowance                                                                 (46,791)          (43,742)
                                                                              -------------     -------------
Net deferred income tax asset                                                 $       3,756     $       3,821
                                                                              =============     =============

     Net operating loss carryforwards and tax credit carryforwards expire as follows:

                                                                        INVESTMENT TAX
                                                                       CREDITS AND OTHER       NET OPERATING
                                                                           TAX CREDIT              LOSS
                                                                        CARRYFORWARDS          CARRYFORWARDS
                                                                       -----------------     -----------------
2004                                                                   $              --     $              --
2005                                                                                  --                    --
2006                                                                                  --                   645
2007                                                                                  --                   565
2008                                                                                  --                   963
Thereafter                                                                         1,425                39,230
                                                                       -----------------     -----------------
                                                                       $           1,425     $          41,403
                                                                       =================     =================

     Net operating loss carryforwards can be carried forward to reduce taxable income through to 2023. Net capital loss carryforwards amount to $6.4 million as at December 31, 2003 and can be carried forward indefinitely to reduce capital gains. Investment tax credits and other tax credits can be carried forward to reduce income taxes payable through to 2013.

10.  OTHER INTANGIBLE ASSETS

                                                                     AT DECEMBER 31, 2003
                                                 -------------------------------------------------------------
                                                                         ACCUMULATED
                                                       COST              AMORTIZATION         NET BOOK VALUE
                                                 -----------------     -----------------     -----------------
Patents and trademarks                           $           4,604      $          1,819     $           2,785
Intellectual property rights                                 1,193                   590                   603
Other intangible assets                                      1,264                 1,264                    --
                                                 -----------------      ----------------     -----------------
                                                 $           7,061      $          3,673     $           3,388
                                                 =================      ================     =================

                                                                     AT DECEMBER 31, 2002
                                                 -------------------------------------------------------------
                                                                         ACCUMULATED
                                                       COST              AMORTIZATION         NET BOOK VALUE
                                                 -----------------     -----------------     -----------------
Patents and trademarks                           $           4,007     $           1,417     $           2,590
Intellectual property rights                                 1,193                   420                   773
Other intangible assets                                      1,264                 1,264                    --
                                                 -----------------     -----------------     -----------------
                                                 $           6,464     $           3,101     $           3,363
                                                 =================     =================     =================

     The Company expects to amortize approximately $0.6 million of other intangible assets for each of the next 5 years.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

11.  NEW SENIOR NOTES DUE 2010

     In December 2003, the Company completed a private placement of $160.0 million principal amount of 9.625% senior notes due December 1, 2010 (the "New Senior Notes") to a group of initial purchasers. The net proceeds of the issuance after deducting offering expenses and underwriting commissions were $154.4 million. The New Senior Notes bear interest at a rate of 9.625% per annum and are unsecured obligations that rank equally with any of the Company's existing and future senior indebtedness and senior to all of the Company's existing and future subordinated indebtedness. The payment of principal, premium, if any, and interest on the New Senior Notes is unconditionally guaranteed, jointly and severally, by certain of the Company's wholly-owned subsidiaries. The New Senior Notes are subject to redemption for cash by the Company, in whole or in part, at any time on or after December 1, 2007, at redemption prices expressed as percentages of the principal amount for each 12-month period commencing December 1 of the years indicated: 2007 - 104.813%; 2008 - 102.406%; 2009 and thereafter -
     100.000%, together with accrued and unpaid interest thereon to the redemption date. If certain changes resulted in the imposition of withholding taxes under Canadian law, the New Senior Notes are subject to redemption at the Company's option, in whole but not in part, at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest to the date of redemption. In the event of a change in control, the Company will be required to make an offer to repurchase the New Senior Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. In addition, prior to December 1, 2006, under certain conditions the Company may redeem up to 35% of the New Senior Notes with the proceeds of certain equity offerings at 109.625% of the principal amount thereof together with accrued and unpaid interest thereon to the date of redemption.

     The terms of the Company's New Senior Notes impose certain restrictions on its operating and financing activities, including certain restrictions on the Company's ability to: incur additional indebtedness; make distributions or certain other restricted payments; grant liens; create dividend and other payment restrictions affecting the Company's subsidiaries; sell certain assets or merge with or into other companies; and enter into transactions with affiliates.

     The Company has agreed to conduct an exchange offer to exchange all outstanding New Senior Notes for up to $160.0 million aggregate principal amount of senior notes due December 1, 2010 that are registered under the U.S. Securities Act of 1933, as amended (the "Registered Notes"). On February 27, 2004, the Company filed a registration statement on Form S-4 in relation to the Registered Notes. The Registered Notes will continue to be unconditionally guaranteed, jointly and severally, by certain of the Company's wholly-owned subsidiaries. After the exchange the terms of the Registered Notes will be substantially identical to the terms of the New Senior Notes, and evidence the same indebtedness as the New Senior Notes, except that the Registered Notes will be registered under U.S. securities laws, will not contain restrictions on transfer or provisions relating to special interest under circumstances related to the timing of the exchange offer, will bear a different CUSIP number from the New Senior Notes and will not entitle their holders to registration rights.

12.  OLD SENIOR NOTES DUE 2005

     In December 1998, the Company issued $200.0 million of senior notes due December 1, 2005 bearing interest at a rate of 7.875% per annum (the "Old Senior Notes").

     The Old Senior Notes contained covenants that, among other things, limited the ability of the Company to incur additional indebtedness, pay dividends or make other distributions, make certain investments, create certain liens, engage in certain transactions with affiliates, engage in certain sale and leaseback transaction or engage in mergers, consolidations or the transfer of all or substantially all of the assets of the Company. The Old Senior Notes were subject to redemption by the Company, in whole or in part, at any time on or after December 1, 2002, at redemption prices expressed as percentages of the principal amount for each 12-month period commencing December 1 of the years indicated: 2003 - 101.969%; 2004 and thereafter - 100.000%, together with interest accrued thereon to the redemption date. If certain changes were to result in the imposition of withholding taxes under Canadian law, the Old Senior Notes were subject to redemption at the option of the Company, in whole but not in part, at a redemption price of 100% of the principal amount thereof plus accrued interest to the date of redemption. In the event of a change in control, holders of the Old Senior Notes had the right to require the Company to repurchase all or part of the Old Senior Notes at a price equal to 101% of the principal amount thereof plus accrued interest to the date of repurchase.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

12.  OLD SENIOR NOTES DUE 2005 (cont'd)

     During 2003, the Company retired an aggregate of $47.2 million principal amount of the Old Senior Notes and accrued interest of $0.7 million in exchange for the issuance of 5,838,353 of its common shares at an average value of $8.28 per share. The Company recorded additional charges of $0.3 million related to costs associated with this retirement. These transactions had the effect of reducing the principal amount of the Company's outstanding Old Senior Notes to $152.8 million on October 31, 2003.

     In December 2003 the Company completed a tender offer and consent solicitation for its remaining $152.8 million of the Old Senior Notes. In December 2003, $123.6 million in principal of the Old Senior Notes were redeemed pursuant to the tender offer. Notice of Redemption for all remaining outstanding Old Senior Notes was delivered on December 4, 2003 and the remaining $29.2 of outstanding Old Senior Notes were redeemed on January 2, 2004 using proceeds from its private placement (see note 11).

     During 2003, the Company recorded a loss of $4.9 million related to costs associated with the repurchase, retirement and refinancing of the Company's Old Senior Notes.

     Interest expense on the Old Senior Notes amounted to $13.5 million in 2003 (2002 - $15.8 million, 2001 - $15.8 million).

13.  CONVERTIBLE SUBORDINATED NOTES DUE 2003

     In April 1996, the Company issued $100.0 million of 5.75% convertible subordinated notes due April 1, 2003 (the "Subordinated Notes") payable in arrears on April 1 and October 1. The Subordinated Notes were subordinate to present and future senior indebtedness of the Company and were convertible into common shares of the Company at the option of the holder at a conversion price of $21.406 per share (equivalent to a conversion rate of 46.7154 shares per $1,000 principal amount of Subordinated Notes) at any time prior to maturity.

     In 2001 and 2002, the Company and a wholly-owned subsidiary of the Company purchased an aggregate of $90.9 million of Subordinated Notes for $21.8 million consisting of $18.5 million in cash and common shares of the Company valued at $3.3 million. The Company cancelled the purchased Subordinated Notes and recorded a gain of $11.9 million in 2002 and recorded a gain of $55.5 million in 2001.

     On April 1, 2003, the Company repaid the remaining outstanding Subordinated Notes balance of $9.1 million plus accrued interest on the maturity date and retired the issue.

14.  COMMITMENTS

(a) Total minimum annual rental payments to be made by the Company under operating leases for premises are as follows:

2004                                $       5,201
2005                                        5,248
2006                                        5,226
2007                                        5,067
2008                                        4,839
Thereafter                                 34,783
                                    -------------
                                    $      60,364

     Rent expense was $4.0 million for 2003 (2002 - $4.0 million, 2001 - $5.6 million). In addition, in 2003 a provision of $nil (2002 - $nil, 2001 - $4.2 million) was charged to selling, general and administrative expenses for exit costs associated with a plan to vacate and sub-lease one of the Company's premises.

(b) As of December 31, 2003, the Company has letters of credit of $5.0 million outstanding (2002 - $3.3 million), which have been collateralized by cash deposits.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

15.  CONTINGENCIES AND GUARANTEES

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

(b) In May 2003, the Company filed a Statement of Claim in the Ontario Superior Court of Justice against United Cinemas International Multiplex B.V. ("UCI") for specific performance, or alternatively, damages of $25.0 million with respect to the breach of a 1999 agreement between the Company and UCI whereby UCI committed to purchase IMAX theater systems from the Company. In August 2003, UCI filed a Statement of Defence denying it is in breach. On December 10, 2003, UCI and its two subsidiaries in the United Kingdom and Japan filed a claim against the Company claiming alleged breaches of the 1999 agreement referred to in the Company's claim against UCI, and repeating allegations contained in UCI's Statement of Defence to the Company's action. The Company believes that the allegations made by UCI in its complaint are entirely without merit and will accordingly defend the claims vigorously. The Company believes that the amount of loss, if any, suffered in connection with this lawsuit would not have a material impact on the financial position or results of operation of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

(c) In November 2001, the Company filed a complaint with the High Court of Munich against Big Screen, a German large-screen cinema owner in Berlin ("Big Screen"), demanding payment of rental payments and certain other amounts owed to the Company. Big Screen has raised a defense based on alleged infringement of German antitrust rules, relating mainly to an allegation of excessive pricing. Big Screen had brought a number of motions for restraining orders in this matter relating to the Company's provision of films and maintenance, all of which have been rejected by the courts, including the Berlin Court of Appeals, and for which all appeals have been exhausted. The Company believes that all of the allegations in Big Screen's individual defense are entirely without merit and will accordingly continue to prosecute this matter vigorously. The Company believes that the amount of the loss, if any, suffered in connection with this dispute would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

(d) In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which expands previously issued accounting guidance and requires additional disclosure by a guarantor in its interim and annual financial statements for certain guarantees.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

15.  CONTINGENCIES (cont'd)

(d)  (cont'd)

     In the normal course of business, the Company enters into agreements that may contain features that meet the FIN 45 definition of a guarantee. FIN 45 defines a guarantee to be a contract (including an indemnity) that contingently requires the Company to make payments (either in cash, financial instruments, other assets, shares of its stock or provision of services) to a third party based on (a) changes in an underlying interest rate, foreign exchange rate, equity or commodity instrument, index or other variable, that is related to an asset, a liability or an equity security of the counterparty, (b) failure of another party to perform under an obligating agreement or (c) failure of another third party to pay its indebtedness when due.

     The Company has estimated under its lease and sale arrangements that there will not be costs associated with warranty provisions.

     FINANCIAL GUARANTEES

     Significant guarantees that the Company has provided to third parties are as follows:

     In addition to the minimum annual rental payments as in note 14(a), the Company had previously provided guarantees up to a maximum amount of $4.8 million related to debt and real estate lease obligations entered into by theaters in which it holds a minority equity interest. In the event that one of the theaters failed to meet certain financial obligations, the lenders or landlords may have drawn upon these guarantees.

     On December 2, 2003, the Company acquired the remaining 50% interest in the company that operates the IMAX Theatre at Arizona Mills in Tempe, Arizona, and thus, the full amount of the real estate lease obligation has been included in the lease commitment note (see note 14(a)) to reflect the Company's new ownership.

     On December 31, 2003, the Company obtained a release from a debt guarantee in the amount of $2.3 million (see note 17(c)).

     DIRECTOR/OFFICER INDEMNIFICATIONS

     The Company's General By-law contains an indemnification of its directors/officers, former directors/officers and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgements, fines and any amount actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors' and officers' liability insurance. No amount has been accrued in the consolidated balance sheet as of December 31, 2003, with respect to this indemnity.

     OTHER INDEMNIFICATION AGREEMENTS

     In the normal course of the Company's operations, it provides indemnifications to counterparties in transactions such as: theater system lease and sale agreements; film production, exhibition and distribution agreements; real property lease agreements; and employment agreements. These indemnification agreements require the Company to compensate the counterparties for costs incurred as a result of litigation claims that may be suffered by the counterparty as a consequence of the transaction or the Company's breach or non-performance under these agreements. While the terms of these indemnification agreements vary based upon the contract, they normally extend for the life of the agreements. A small number of agreements do not provide for any limit on the maximum potential amount of indemnification, however virtually all of the Company's system lease and sale agreements limit such maximum potential liability to the purchase price of the system. The fact that the maximum potential amount of indemnification required by the Company is not specified in some cases prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. Historically, the Company has not made any significant payments under such indemnifications and no amount has been accrued in the accompanying consolidated financial statements with respect to the contingent aspect of these indemnities.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

16.  CAPITAL STOCK

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

(b)  CHANGES DURING THE PERIOD

     In 2003, the Company issued 490,039 common shares pursuant to the exercise of stock options for cash proceeds of $1.7 million. In addition, the Company issued 5,838,353 common shares with a value of $48.3 million in exchange for the repurchase of a portion of the Old Senior Notes (see note
     12).

     In 2002, the Company issued 74,252 common shares pursuant to the exercise of stock options for cash proceeds of $0.2 million and 1,000,000 common shares with a value of $2.1 million as partial payment for the repurchase of a portion of the Subordinated Notes (see note 13).

     In 2001, the Company issued 150,000 common shares pursuant to the exercise of stock options for cash proceeds of $0.03 million, 20,000 common shares with a value of $0.4 million relating to additional consideration for a prior period business acquisition, 1,000,000 common shares under terms of the Company's employment contracts with an ascribed value of $2.6 million and 677,600 common shares with an ascribed value of $1.2 million as partial payment for the repurchase of a portion the Subordinated Notes (see note
     13).

(c)  STOCK BASED COMPENSATION

     As at December 31, 2003, the Company has reserved a total of 7,877,601 (2002 - 8,367,640) common shares for future issuance as follows:

     (i) 7,877,601 common shares remain reserved for issuance under the Stock Option Plan, of which options in respect of 5,677,806 common shares are outstanding at December 31, 2003. The options granted under the Stock Option Plan generally vest between one and five years and expire 10 years or less from the date granted. At December 31, 2003, options in respect of 4,108,212 common shares were vested and exercisable.

     (ii) Under the terms of certain employment agreements dated July 12, 2000, the Company is required to issue either 360,000 restricted common shares or pay their cash equivalent. The restricted shares or the related cash obligation were fully vested effective July 1, 2002. In May 2003, the Company paid approximately $1.6 million in cash to settle the equivalent of 200,000 of the total 360,000 restricted common shares under these agreements. The Company has recorded an expense of $1.4 million for the year ended December 31, 2003 (2002 - $0.7 million), due to the changes in the Company's stock price during the period.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

16.  CAPITAL STOCK (cont'd)

(c)      STOCK BASED COMPENSATION (CONT'D)

     The following table summarizes certain information in respect of option activity under the Stock Option Plan:

                                                                                     WEIGHTED AVERAGE
                                                    NUMBER OF SHARES              EXERCISE PRICE PER SHARE
                                         ----------------------------------   -------------------------------
                                             2003        2002        2001       2003       2002       2001
                                         ----------  ----------  ----------   ---------  ---------  ---------
Options outstanding, beginning of year    5,640,898   4,609,086   8,071,072   $   11.31  $   16.98  $   21.91
Granted                                     786,110   2,229,893   1,395,128        6.99       4.76       2.95
Exercised                                  (490,039)    (42,500)         --        4.40       3.11         --
Cancelled                                  (259,163)   (869,681) (1,990,014)      18.91      22.81      21.94
Forfeited(1)                                     --    (285,900) (2,867,100)         --      24.66      21.42
                                         ----------  ----------- ----------
Options outstanding, end of year          5,677,806   5,640,898   4,609,086       11.11      11.31      16.98
                                         ==========  ==========  ==========
Options exercisable, end of year          4,108,212   3,360,165   2,549,182       13.53      13.89      20.31
                                         ==========  ==========  ==========

(1) Included in 2001 are stock options for 2,600,000 common shares cancelled for $nil consideration in conjunction with the issuance of 650,000 common shares under the terms of certain employment agreements.

     The following table summarizes certain information in respect of options outstanding under the Stock Option Plan at December 31, 2003:

                                      NUMBER OF SHARES                      WEIGHTED
 RANGE OF EXERCISE       ---------------------------------------        AVERAGE EXERCISE     AVERAGE REMAINING
  PRICES PER SHARE           OUTSTANDING            VESTED              PRICE PER SHARE             TERM
---------------------    -----------------     -----------------        ----------------     -----------------
$  0.00 - $  2.99                  261,384               154,214         $          2.65           4.3 Years
$  3.00 - $  4.99                2,411,887             1,768,758                    4.23           5.4 Years
$  5.00 - $  9.99                  988,697               350,002                    7.26           4.9 Years
$ 10.00 - $ 14.99                   11,000                11,000                   13.48           2.1 Years
$ 15.00 - $ 19.99                  239,200               239,200                   11.06           2.7 Years
$ 20.00 - $ 24.99                1,410,338             1,315,338                   22.23           4.9 Years
$ 25.00 - $ 28.04                  355,300               269,700                   27.12           5.9 Years
                         -----------------     -----------------
 Total                           5,677,806             4,108,212                   10.89           5.0 Years
                         =================     =================

     The Company currently follows the intrinsic value method of accounting for employee stock options as prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees", ("APB25"). If the fair value methodology prescribed by FAS 123 had been adopted by the Company, pro forma results for the year ended December 31, would have been as follows:

                                                                  2003              2002             2001
                                                            ----------------  ---------------- ----------------
Net earnings (loss) as reported                             $           231   $        11,972  $       (145,114)
Stock-based compensation expense, if the methodology
   prescribed by FAS 123 had been adopted                            (9,260)          (10,765)          (10,290)
                                                            ---------------   ---------------  ----------------
Adjusted net earnings (loss)                                $        (9,029)  $         1,207  $       (155,404)
                                                            ===============   ===============  ================

Earnings (loss) per share - basic and diluted:
   Net earnings (loss) as reported                          $          0.01   $          0.36  $          (4.69)
   FAS 123 stock-based compensation expense                 $         (0.25)  $         (0.32) $          (0.34)
                                                            ---------------   ---------------  ----------------
   Adjusted net earnings (loss)                             $         (0.24)  $          0.04  $          (5.03)
                                                            ===============   ===============  ================

     Of the total pro forma stock based compensation expense for the year ended December 31, 2003 of $9.3 million, $7.6 million relates to stock grants made in years 1998 to 2000 at an average exercise price of $23.29. In accordance with FAS 123, the total expense reflected in the above pro forma charge represents amortization of stock option charges that were valued at the grant date using an option-pricing model with assumptions that were valid at the time with no further update of current stock trends and assumptions.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

16.  CAPITAL STOCK (cont'd)

(c)  STOCK BASED COMPENSATION (cont'd)

     The weighted average fair value of common share options granted to employees in 2003 at the time of grant was $2.92 per share (2002 - $1.25 per share, 2001 - $2.39 per share). For the three months ended March 31, 2003 and prior, the Company used the Black-Scholes option-pricing model to determine the fair value of common share options granted as estimated at the grant date. The following assumptions were used during the three months ended March 31, 2003: dividend yield of 0% (December 31, 2002 - 0%, December 31, 2001 - 0%); an average risk free interest rate of 2.1% (December 31, 2002 - 2.6%, December 31, 2001 - 4.5%), 20% forfeiture of options vesting greater than two years; expected life of one to seven years; and expected volatility of 50% (December 31, 2002 - 50.0%, December 31, 2001 - 200.0%). As of April 1, 2003, the Company adopted a Binomial option-pricing model to determine the fair value of common share options at the grant date for the nine month period ended December 31, 2003 with the following assumptions: dividend yield of 0%; an average risk free interest rate of 3.0%; an equity risk premium between 4.6% and 10.7%; a beta between
     0.85 and 1.03; expected option life between 2.6 and 5.1 years; an average expected volatility of 62.0%; and an annual termination probability between 8.1% and 9.6%. Had the Company changed from using the Black-Scholes option pricing model to a Binomial option pricing model effective January 1, 2003 rather than April 1, 2003, the impact would not have been significant.

     In 2003, an aggregate of 143,394 options with an average exercise price of $6.82 and 550,000 warrants with an exercise price of $6.06 to purchase the Company's common stock were issued to certain advisors and strategic partners of the Company, respectively. Of the 550,000 warrants, the Company believes that only 200,000 will ultimately vest. The warrants generally expire 5 years after the date of grant or vesting. At December 31, 2003, 200,000 warrants were vested and exercisable. The Company has calculated the fair value of these options and warrants to non-employees on the date of grant or the date on which certain milestones were achieved in the year ended December 31, 2003 to be $0.5 million and $1.1 million, respectively, using a Binomial option-pricing model with the following underlying assumptions: dividend yield of 0%; an average risk free interest rate of 2.8%; expected option life of 5 years; and an average expected volatility of 62.0%.

     The Company has recorded $1.1 million in film assets in the year ended December 31, 2003 and a charge of $0.5 million to film cost of sales related to the non-employee stock options and warrants granted.

(d)  EARNINGS (LOSS) PER SHARE

                                                                        YEARS ENDED DECEMBER 31,
                                                            --------------------------------------------------
                                                                  2003              2002             2001
                                                            ---------------   ---------------  ---------------
Net earnings (loss) applicable to common shareholders       $           231   $        11,972  $      (145,114)
                                                            ===============   ===============  ===============

Weighted average number of common shares:
Issued and outstanding, beginning of year                        32,973,366        31,899,114       30,051,514
Weighted average number of shares
  issued during the year                                          2,689,888         1,044,279          864,167
                                                            ---------------   ---------------  ---------------
Weighted average number of shares used in computing
  basic earnings (loss) per share                                35,663,254        32,943,393       30,915,681
Assumed exercise of stock options and warrants, net of
  shares assumed                                                    767,307           362,935               --
                                                            ---------------   ---------------  ---------------
Weighted average number of shares used in computing
  diluted earnings (loss) per share                              36,430,561        33,306,328       30,915,681
                                                            ===============   ===============  ===============

     The calculation of diluted earnings (loss) per share for 2001 excludes options to purchase common shares of stock which were outstanding, and for 2003, 2002 and 2001 excludes common shares issuable upon conversion of the Subordinated Notes as the impact of these exercises and conversions would be anti-dilutive.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

17.  CONSOLIDATED STATEMENTS OF OPERATIONS SUPPLEMENTAL INFORMATION

(a) In the normal course of its business, the Company each year will have customers who, for a number of reasons including the inability to obtain certain consents, approvals or financing, are unable to proceed with theater construction. Once the determination is made that the customer will not proceed with installation, the lease agreement with the customer is generally terminated. Upon the Company being released from its future obligations under the agreement, the initial lease payments that the customer previously made to the Company are recognized as revenue. Included in systems revenue for 2003 is $9.6 million (2002 - $5.1 million, 2001 - $5.5 million) for amounts recognized under terminated lease agreements.

(b) Included in selling, general and administrative expenses for 2003 is $1.6 million (2002 - $0.4 million, 2001 - $1.4 million) for net foreign exchange gains related to the translation of foreign currency denominated monetary assets, liabilities and integrated subsidiaries.

(c) The Company has entered into a settlement agreement with Mainframe Entertainment, Inc. ("MFE"), whereby the parties settled all of MFE's indebtedness and obligations to the Company arising under the Company's 6.0% Senior Secured Convertible Debenture due from MFE (the "Debenture"). The Company has recorded a gain of $1.9 million related to the final settlement. In 2001, $5.6 million of the Debenture principal amount, the remaining balance at the time, was fully provided for due to uncertainty of collection.

(d) On December 2, 2003, the Company acquired the remaining 50% interest in the company that operates the IMAX Theatre at Arizona Mills in Tempe, Arizona, for nil consideration. On the date of the transaction, the net assets acquired and liabilities assumed had nominal value.

(e) On December 31, 2003, the Company obtained a release from the remaining debt guarantee in the amount of $2.3 million. In 2000, the Company had recorded a $4.0 million debt guarantee which was reduced over time due to reductions in the underlying debt.

18.  RECEIVABLE PROVISIONS (RECOVERIES), NET

                                                                             YEARS ENDED DECEMBER 31,
                                                                   --------------------------------------------
                                                                        2003           2002            2001
                                                                   -------------  -------------   -------------
Accounts receivable provisions (recoveries), net                   $         714  $      (1,942)  $       4,469
Financing receivable provisions (recoveries), net(1)               $      (2,939) $         709   $      13,633
                                                                   -------------  -------------   -------------
Receivable provisions (recoveries), net                            $      (2,225) $      (1,233)  $      18,102
                                                                   =============  =============   =============

(1) For the year ended December 31, 2003, the Company recorded a recovery of previously provided amounts of $4.1 million (2002 - $2.8 million, 2001 - $nil) as collectibility uncertainty associated with certain leases, due in large part to financial difficulties faced by the commercial exhibition segment of the Company's customers in previous years, was resolved by amendment, settlement of the leases, or other resolving conditions.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

19.  RESTRUCTURING COSTS AND ASSET IMPAIRMENTS (RECOVERIES)

                                                           YEARS ENDED DECEMBER 31,
                                                --------------------------------------------
                                                      2003            2002         2001
                                                -------------   -------------  -------------
Restructuring costs(1) (recoveries)             $          --   $        (497) $      16,292

Asset impairments (recoveries)

    Fixed assets(2)                                       969             376         25,694
    Other assets                                           --              --          3,283
                                                -------------   -------------  -------------

Total                                           $         969   $        (121) $      45,269
                                                =============   =============  =============

     (1) During 2001, the Company reduced its expenses and changed its corporate structure to reflect industry-wide economic and financial difficulties faced by certain of the Company's customers. During the year ended December 31, 2001, the Company relocated its Sonics sound-system facility in Birmingham, Alabama to the Company's current facilities near Toronto, Canada, and reduced its overall corporate workforce. In 2001, the Company recorded expenses of $12.6 million for staff severances and $3.7 million for premises relocation charges. During 2002, the Company recovered $0.5 million of restructuring liabilities for terminated employees who obtained employment prior to the completion of their severance period. As at December 31, 2003 the Company has accrued liabilities of $0.6 million (2002 - $1.4 million, 2001 - $5.1 million) for costs of severed employees to be paid over the next year. During 2003, the Company paid out $0.8 million (2002 - $3.2 million) of termination benefits.

     (2) The Company, in assessing the carrying value of its long-lived assets recorded write-downs of $1.0 million in 2003 (2002 - $0.4 million, 2001
         - $25.7 million) relating to fixed assets in its theater operations as estimated discounted future cash flows were less than the carrying amounts of the assets.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

20.  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  YEARS ENDED DECEMBER 31,
                                                                        --------------------------------------------
                                                                            2003           2002            2001
                                                                        ------------   ------------    -------------
(a) Changes in other non-cash operating assets and liabilities are comprised of the following:
    Decrease (increase) in:
      Accounts receivable                                               $        460   $      4,202    $      1,099
      Financing receivables                                                   (1,044)          (580)          5,687
      Inventories                                                              7,847          8,092           6,845
      Prepaid expenses                                                           522           (693)            (67)
    Increase (decrease) in:
      Accounts payable                                                        (1,230)          (478)         (9,910)
      Accrued liabilities                                                        799         (7,765)         18,151
      Deferred revenue                                                       (22,278)         3,010          (9,276)
                                                                        ------------   ------------    ------------
                                                                        $    (14,924)  $      5,788    $     12,529
                                                                        ============   ============    ============
(b) Cash payments made during the year on account of:
    Income taxes                                                        $      2,294   $      1,256    $      1,107
                                                                        ============   ============    ============
    Interest                                                            $     15,123   $     16,868    $     21,910
                                                                        ============   ============    ============

    Non-cash transactions for financing and investing:
      Issuance of common stock to repurchase Old Senior Notes
        due 2005                                                        $     48,324   $         --    $         --
                                                                        ============   ============    ============
(c) Depreciation, amortization and write-downs (recoveries)
      comprise of the following:

    Depreciation and amortization:
      Film assets                                                       $      2,940   $      1,973    $     10,544
      Fixed assets                                                             6,592          6,158           8,482
      Other assets                                                             1,545          2,202           3,075
      Goodwill                                                                    --             --           2,310
      Other intangible assets                                                    573          1,419             695
      Deferred financing costs                                                   705            792           1,149
                                                                        ------------   ------------    ------------
                                                                              12,355         12,544          26,255
    Write-downs (recoveries):
      Accounts receivable                                                        714         (1,942)          4,469
      Financing receivables                                                   (2,939)           709          13,633
      Inventories                                                                 --          1,229           4,053
      Film assets                                                                 --             --          16,514
      Fixed assets                                                             1,322          3,175          25,694
      Other assets                                                            (1,819)           216           8,047
                                                                        ------------   ------------    ------------
                                                                              (2,722)         3,387          72,410
                                                                        ------------   ------------    ------------
                                                                        $      9,633   $     15,931    $     98,665
                                                                        ============   ============    ============

21.  SEGMENTED AND OTHER INFORMATION

     As of December 31, 2003, the Company has four reportable segments: IMAX systems; films; theater operations; and other. The Company's digital projection systems operating segment was disposed of effective December 11, 2001 and has been reflected as discontinued operations (see note 25). The IMAX systems segment designs, manufactures, sells or leases and maintains IMAX theater projection systems. The films segment produces and distributes films, and performs film post-production services. The theater operations segment owns and operates certain IMAX theaters. The other segment includes camera rentals. The accounting policies of the segments are the same as those described in note 2. Segment performance is evaluated based on gross margin less selling, general and administrative expenses, research and development expenses, amortization of intangibles, loss (income) from equity-accounted investees and restructuring costs and asset impairments (recoveries). Inter-segment transactions are not significant.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

21.  SEGMENTED AND OTHER INFORMATION (cont'd)

(a)  OPERATING SEGMENTS

                                                                            YEARS ENDED DECEMBER 31,
                                                                   -------------------------------------------
                                                                       2003            2002           2001
                                                                   ------------    ------------   ------------
REVENUE
IMAX systems                                                       $     75,848    $     70,959   $     76,582
Films                                                                    25,803          40,556         29,923
Theater operations                                                       13,109          12,284          6,540
Other                                                                     4,500           5,303          4,654
                                                                   ------------    ------------   ------------
Total                                                              $    119,260    $    129,102   $    117,699
                                                                   ============    ============   ============

RESTRUCTURING COSTS AND ASSET IMPAIRMENTS (RECOVERIES)
IMAX systems                                                       $         --    $         --   $      7,516
Films                                                                        --              --             --
Theater operations                                                          969             376         10,062
Other                                                                        --            (497)        27,691
                                                                   ------------    ------------   ------------
Total                                                              $        969    $       (121)  $     45,269
                                                                   ============    ============   ============

EARNINGS (LOSS) FROM OPERATIONS
IMAX systems                                                       $     38,402    $     33,975   $      3,648
Films                                                                      (519)          4,947        (33,022)
Theater operations                                                       (1,505)           (763)        (4,077)
Other                                                                     3,352           1,196        (15,345)
Corporate overhead                                                      (21,680)        (22,935)       (44,012)
                                                                   ------------    ------------   ------------
Total                                                              $     18,050    $     16,419   $    (92,808)
                                                                   ============    ============   ============

DEPRECIATION, AMORTIZATION AND WRITE-DOWNS
Depreciation and amortization:
  IMAX systems                                                     $      4,722    $      5,030   $     12,548
  Films                                                                   4,268           3,556          8,725
  Theater operations                                                        178             172            819
  Other and corporate                                                     3,187           3,786          4,163
                                                                   ------------    ------------   ------------
                                                                         12,355          12,544         26,255
                                                                   ------------    ------------   ------------
Write-downs (recoveries):
  IMAX systems                                                           (2,939)          4,505         24,421
  Films                                                                      --              --         30,901
  Theater operations                                                      1,104             607          8,867
  Other and corporate                                                      (887)         (1,725)         8,221
                                                                   ------------    ------------   ------------
                                                                         (2,722)          3,387         72,410
                                                                   ------------    ------------   ------------
Total                                                              $      9,633    $     15,931   $     98,665
                                                                   ============    ============   ============

PURCHASE OF LONG-LIVED ASSETS
IMAX systems                                                       $      1,215    $      1,308   $        851
Films                                                                       400             152              3
Theater operations                                                          242             526            121
Other and corporate                                                         411           1,183          1,403
                                                                   ------------    ------------   ------------
Total                                                              $      2,268    $      3,169   $      2,378
                                                                   ============    ============   ============

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

21.  SEGMENTED AND OTHER INFORMATION (CONT'D)

(a)  OPERATING SEGMENTS (cont'd)

                                                                          AT DECEMBER 31,
                                                                   ----------------------------
                                                                        2003            2002
                                                                   ------------    ------------
ASSETS
IMAX systems                                                       $    158,093    $    163,795
Films                                                                    15,226          17,680
Theater operations                                                        1,068           1,810
Other                                                                     5,633           6,310
Corporate                                                                70,356          51,678
Discontinued operations                                                      --           1,703
                                                                   ------------    ------------
Total                                                              $    250,376    $    242,976
                                                                   ============    ============

     Income from equity-accounted investees relates to the Theater operations segment.

(b)  GEOGRAPHIC INFORMATION

     Revenue by geographic area is based on the location of the theater.

                                           YEARS ENDED DECEMBER 31,
                                  -------------------------------------------
                                       2003            2002          2001
                                  ------------    ------------   ------------
REVENUE
Canada                            $      6,057    $      7,236   $      5,524
United States                           65,881          74,072         70,397
Europe                                  26,629          23,846         21,880
Japan                                    3,350           6,395          3,971
Rest of World                           17,343          17,553         15,927
                                  ------------    ------------   ------------
Total                             $    119,260    $    129,102   $    117,699
                                  ============    ============   ============

                                        AT DECEMBER 31,
                                  ----------------------------
                                       2003            2002
                                  ------------    ------------
LONG-LIVED ASSETS
Canada                            $     57,345    $     59,985
United States                           31,501          30,767
Europe                                   1,045           2,258
Japan                                       16              25
Rest of World                            2,153           3,426
                                  ------------    ------------
Total                             $     92,060    $     96,461
                                  ============    ============

     Long-lived assets include fixed assets, other assets, other intangible assets and goodwill.

(c)  REVENUE AND COST OF GOODS AND SERVICES

                                                             YEARS ENDED DECEMBER 31,
                                                    -------------------------------------------
                                                         2003            2002          2001
                                                    ------------    ------------   ------------
Revenue:
  Products                                          $     71,361    $     77,024   $     77,290
  Services                                                47,899          52,078         40,409
                                                    ------------    ------------   ------------
Total revenue                                       $    119,260    $    129,102   $    117,699
                                                    ============    ============   ============
Costs of goods and services:
  Products                                          $     30,077    $     35,611   $     63,270
  Services                                                37,206          40,023         31,699
                                                    ------------    ------------   ------------
Total costs of goods and services                   $     67,283    $     75,634   $     94,969
                                                    ============    ============   ============

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

21.  SEGMENTED AND OTHER INFORMATION (cont'd)

(c)  REVENUE AND COST OF GOODS AND SERVICES (cont'd)

     Product revenue includes sales and sales-type leases of theater systems, revenue from film distribution and the sales of other products. Service revenue includes rentals from operating leases, maintenance, post-production services, camera rentals, theater operations and other services.

22.  FINANCIAL INSTRUMENTS

     The Company is exposed to market risk from changes in foreign currency rates. The Company does not use financial instruments for trading or other speculative purposes. The Company maintains cash and cash equivalents with various major financial institutions. The Company's cash is invested with highly rated financial institutions.

     A substantial portion of the Company's revenues are denominated in U.S. dollars while a substantial portion of its costs and expenses are denominated in Canadian dollars. A portion of the net U.S. dollar cash flows of the Company is periodically converted to Canadian dollars to fund Canadian dollar expenses through the spot market. In Japan, the Company has ongoing operating expenses related to its operations. Net Japanese yen flows are converted to U.S. dollars generally through the spot markets. The Company also has cash receipts under leases denominated in Japanese yen and Euros which are converted to U.S. dollars generally through the spot market. As at December 31, 2003, no foreign currency forward contracts are outstanding.

     The Company's adoption of FASB Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities", effective January 1, 2001, did not have a significant impact on the accounts.

     The carrying values of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair values due to the short-term maturity of these instruments. The Company's other financial instruments at December 31, are comprised of the following:

                                                 2003                            2002
                                    ------------------------------  ------------------------------
                                       CARRYING       ESTIMATED        CARRYING       ESTIMATED
                                        AMOUNT        FAIR VALUE        AMOUNT        FAIR VALUE
                                    --------------  -------------   --------------  --------------
Old Senior Notes due 2005           $       29,234  $      29,810   $      200,000  $      156,000
Subordinated Notes due 2003                     --             --            9,143           8,686
New Senior Notes due 2010                  160,000        160,000               --              --
Long-term receivables                        3,197          3,197            1,866           1,866

     As at December 31, 2003, the fair value of the Old Senior Notes is based on the amounts paid by the Company on January 2, 2004 to repurchase a portion of the Old Senior Notes and the fair value of the New Senior Notes are assumed to equal the carrying amount given the recent transaction date of December 4, 2003. The fair values of the Old Senior Notes and Subordinated Notes as at December 31, 2002 are estimated based on quoted market prices for the Company's debt. The fair value of long-term receivables is estimated based on current market rates at December 31, 2003.

     The North American commercial exhibitor market represents an important customer base for the Company in terms of both collections under existing long-term leases and potential future system contracts. In 2000 and 2001, many of the North American commercial exhibitor chains faced financial difficulties due to over-expansion, which in some cases led to bankruptcy proceedings and/or consolidations. Many of these exhibitors have emerged from those proceedings with new capital, including from the public markets. While the Company views these developments in the North American commercial exhibitor market as positive, there is no assurance that they will continue or that other commercial exhibitors will not encounter additional financial difficulties. To minimize the Company's credit risk in this area, the Company retains title to underlying theater systems leased, registers theater systems sold as collateral, performs initial and ongoing credit evaluations of its customers and makes ongoing provisions for its estimate of potentially uncollectible amounts.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

23.  EMPLOYEE PENSIONS

(a)  DEFINED BENEFIT PLAN

     The Company has a foreign defined benefit pension plan covering its two Co-Chief Executive Officers. The plan provides for a lifetime retirement benefit from age 55 determined as 75% of the member's best average 60 consecutive months of earnings during the 120 months proceeding retirement. Once benefit payments begin, the benefit is indexed annually to the cost of living and further provides for 100% continuance for life to the surviving spouse. The benefits were 50% vested as at July 12, 2000, the plan initiation date. The vesting percentage increases on a straight-line basis from inception until age 55. The vesting percentage of a member whose employment terminates other than by voluntary retirement shall be 100%. Also, upon the occurrence of a change in control of the Company prior to termination of a member's employment, the vesting percentage shall become 100%. The following assumptions were used in determining the unfunded status of the Company's defined benefit pension plan at December 31:

                                                                    2003             2002              2001
                                                              ---------------  ---------------   --------------
Discount rate                                                           6.0%             6.0%              7.0%
Rate of increase in qualifying compensation levels                      nil%             nil%              1.5%

The amounts accrued for the plan are determined as follows:

Projected benefit obligation:                                      2003             2002              2001
                                                              ---------------  ---------------   ---------------
  Obligation, beginning of year                               $        17,150  $        13,819   $        11,595
  Service cost                                                          1,956            1,777             1,701
  Interest cost                                                         1,088            1,029               871
  Actuarial loss (gain)                                                  (108)             525              (348)
                                                              ---------------  ---------------   ---------------
  Obligation, end of year                                     $        20,086  $        17,150   $        13,819
                                                              ===============  ===============   ===============
Unfunded status:
  Obligation, end of year                                     $        20,086  $        17,150   $        13,819
  Unrecognized prior service cost                                      (6,429)          (7,826)           (9,224)
  Unrecognized actuarial gain                                             899              791             1,316
                                                              ---------------  ---------------   ---------------
  Accrued pension liability                                   $        14,556  $        10,115   $         5,911
                                                              ===============  ===============   ===============

     In addition, included in accrued liabilities, is a minimum pension liability of $5.5 million (2002 - $7.0 million, 2001 - $7.9 million), representing unrecognized prior service costs.

                                                                                  PENSION BENEFITS
                                                                  ---------------------------------------------
                                                                       2003           2002            2001
                                                                  -------------  --------------  --------------
Accrued benefits cost                                             $     (20,086) $     (17,150)  $     (13,819)
Other assets                                                              5,530          7,035           7,908
                                                                  -------------  -------------   -------------
Net amount recognized                                             $     (14,556) $     (10,115)  $      (5,911)
                                                                  =============  =============   =============

     The following table provides disclosure of pension expense for the defined benefit plan for the year ended December 31:

                                                                    2003             2002              2001
                                                              ---------------  ---------------   ---------------
Service cost                                                  $         1,956  $         1,777   $         1,701
Interest cost                                                           1,088            1,029               871
Amortization of prior service cost                                      1,398            1,398             1,398
                                                              ---------------  ---------------   ---------------
Pension expense                                               $         4,442  $         4,204   $         3,970
                                                              ===============  ===============   ===============

     At the time the Company established the defined benefit pension plan, it also took out life insurance policies on its two Co-Chief Executive Officers. The Company intends to use the proceeds of such insurance policies to satisfy, in whole or in part, the survival benefits due and payable under the plan, although there can be no assurance that the Company will ultimately do so. At December 31, 2003, the cash surrender value of the insurance policies is $1.7 million (2002 - $0.9 million, 2001 - $0.4 million) and has been included in other assets.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

23.  EMPLOYEE PENSIONS (cont'd)

(b)  DEFINED CONTRIBUTION PLAN

     The Company also maintains defined contribution pension plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount equal to 5% of their base salary subject to certain prescribed maximums. During 2003, the Company contributed and expensed an aggregate of $0.5 million (2002 - $0.4 million, 2001 - $0.5 million) to its Canadian plan and an aggregate of $0.1 million (2002 - $0.1 million, 2001 - $0.3 million) to its defined contribution employee pension plan under Section 401(k) of the U.S. Internal Revenue Code.

24.  IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     FASB INTERPRETATION NO. 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES" ("FIN 46")

     FIN 46, "Consolidation of Variable Interest Entities", ("FIN 46") is effective for all enterprises with variable interests in variable interest entities created after January 31, 2003. FIN 46(R), which was revised in December 2003, is effective for all entities to which the provision of FIN 46 were not applied as of December 24, 2003. The provision of FIN 46(R) must be applied to all entities subject to FIN 46 from the beginning of the first quarter of 2004. If an entity is determined to be a variable interest entity ("VIE"), it must be consolidated by the enterprise that absorbs the majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both. A VIE is an entity that is structured such that either (a) the equity is not sufficient to permit that entity to finance its activities without external support, or (b) equity investors lack either direct or indirect ability to make decisions about the entity's activities, an obligation to absorb expected losses or the right to receive expected residual returns. A primary beneficiary is an enterprise that will absorb a majority of a VIE's expected losses, receive a majority of its expected residual returns, or both. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003 and for all fiscal periods beginning on or after November 1, for entities created before February 1, 2003. The Company is currently evaluating the effect that the adoption of FIN 46 for VIEs created prior to February 1, 2003 will have on its results of operations and financial conditions.

25.  DISCONTINUED OPERATIONS

(a)  MIAMI THEATER LLC

     On December 23, 2003, the Company closed its owned and operated Miami IMAX theater. The Company will remove all of its assets from the theater in the first quarter of 2004. The Company is involved in an arbitration proceeding with the landlord of the theater with respect to the amount owing to the landlord by the Company for lease and guarantee obligations. The minimum amount of loss to the Company has been established at $0.8 million, which the Company has accrued. As the Company is uncertain as to the outcome of the proceeding no additional amount has been recorded.

     In accordance with FASB Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), the Company assessed the fair value of the assets based on the estimated discounted future cash flows the assets are expected to generate.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

25.  DISCONTINUED OPERATIONS (cont'd)

(b)  DIGITAL PROJECTION INTERNATIONAL

     Effective December 11, 2001, the Company completed the sale of its wholly-owned subsidiary, Digital Projection International, including its subsidiaries (collectively "DPI"), to a company owned by members of DPI management. In accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), the Company has segregated the discontinued operations for all comparative periods presented.

     As part of the transaction, the Company restructured its advances to DPI, releasing DPI from obligations to repay any amounts in excess of $12.7 million previously advanced by the Company, and reorganized the remaining $12.7 million of debt owing to the Company into two separate loan agreements. The loans receivable are collateralized by fixed and floating charges over all DPI assets including intellectual properties. One of the loans is convertible, upon the occurrence of certain events, into shares representing 49% of the total share capital of DPI. During 2003, the Company received $0.8 million in cash towards the repayment of this debt, and has recorded a corresponding gain in net earnings (loss) from discontinued operations. As of December 31, 2003, the remaining balance is $11.9 million, which has been fully allowed for.

(c) CONSOLIDATED BALANCE SHEET AND STATEMENT OF OPERATIONS FOR MIAMI THEATER AND DPI

     The Company has restated the financial statements to segregate the discontinued operations for all comparative years presented.

     The assets and liabilities of discontinued operations for Miami Theater LLC, summarized in the Consolidated Balance Sheets, at December 31, 2002 comprise of the following:

                                                                    2002
                                                             ------------------
ASSETS
Accounts receivable                                          $               --
Prepaid Expenses                                                             11
Inventories                                                                  --
Fixed assets                                                              1,692
Deferred income tax assets                                                   --
                                                             ------------------
    Total assets of discontinued operations                  $            1,703
                                                             ==================

LIABILITIES
Accounts payable                                             $              601
Accrued liabilities                                                          86
Deferred revenue                                                          1,694
                                                             ------------------
    Total liabilities of discontinued operations                          2,381
                                                             ==================

     The assets related to the Miami theater will be transferred to other components of the Company and the liabilities will be settled by the Company; accordingly, as at December 31, 2003, the remaining assets and liabilities have been included in continuing operations.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

25.  DISCONTINUED OPERATIONS (cont'd)

(c) CONSOLIDATED BALANCE SHEET AND STATEMENT OF OPERATIONS FOR MIAMI THEATER AND DPI (cont'd)

     The net earnings (loss) from discontinued operations summarized in the Consolidated Statements of Operations, for the years ended December 31, was comprised of the following:

                                                                  2003             2002           2001
                                                             -------------    -------------  -------------
Revenue                                                      $       1,123    $       1,548  $      22,925
                                                             =============    =============  =============

Net earnings  (loss) from discontinued operations(1)         $         374    $         804  $     (10,936)
Net loss on disposal of discontinued operations(2)                    (179)              --        (42,342)
                                                             --------------   -------------  -------------
Net earnings (loss) from discontinued operations             $         195    $         804  $     (53,278)
                                                             =============    =============  =============

     (1) Net of income tax provision of $0.1 million in 2003 (2002 - $nil, 2001
         - $2.4 million recovery).

     (2) Net of income tax recovery of $nil in 2001; includes $12.7 million in allowances for uncollectibility of loans receivable. Any recoveries on these loans are included in the results from discontinued operations as cash is received.

26.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

     The Company's New Senior Notes (see note 11) are unconditionally guaranteed, jointly and severally by specific wholly-owned subsidiaries of the Company (the "Guarantor Subsidiaries"). The main Guarantor Subsidiaries are David Keighley Productions 70 MM Inc., Sonics Associates Inc., and the subsidiaries that own and operate certain theaters. These guarantees are full and unconditional. The information under the column headed "Non-Guarantor Subsidiaries" relates to the following subsidiaries of the
     Company: IMAX Japan Inc., IMAX B.V., and IMAX Entertainment Pte. Inc., (the "Non-Guarantor Subsidiaries") which have not provided any guarantees of the New Senior Notes.

     Investments in subsidiaries are accounted for by the equity method for purposes of the supplemental consolidating financial data. Some subsidiaries may be unable to pay dividends due to negative working capital.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

26.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Balance Sheets as at December 31, 2003:

                                                                                 NON-         ADJUSTMENTS
                                                  IMAX         GUARANTOR       GUARANTOR          AND         CONSOLIDATED
                                               CORPORATION    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS       TOTAL
                                              -------------  -------------   -------------   -------------   -------------
ASSETS
Cash and cash equivalents                     $      41,311  $       5,696   $         275   $          --   $      47,282
Restricted cash                                       4,961             --              --              --           4,961
Accounts receivable                                   9,924          3,468             495              --          13,887
Financing receivables                                55,294          1,407              41              --          56,742
Inventories                                          29,775            620              69          (2,246)         28,218
Prepaid expenses                                      1,098            523             281              --           1,902
Inter-company receivables                            21,203         21,745          15,184         (58,132)             --
Film assets                                             361          1,207              --              --           1,568
Fixed assets                                         33,897          1,918               3              --          35,818
Other assets                                         13,827             --              --              --          13,827
Deferred income taxes                                 3,705             51              --              --           3,756
Goodwill                                             39,027             --              --              --          39,027
Other intangible assets                               3,388             --              --              --           3,388
Investments in subsidiaries                          26,196             --              --         (26,196)             --
                                              -------------  -------------   -------------   -------------   -------------
    Total assets                              $     283,967  $      36,635   $      16,348   $     (86,574)  $     250,376
                                              =============  =============   =============   =============   =============

LIABILITIES
Accounts payable                                      3,605          2,175              --              --   $       5,780
Accrued liabilities                                  41,618          1,803             373              --          43,794
Inter-company payables                               43,885         31,640          11,065         (86,590)             --
Deferred revenue                                     58,319          4,889             136              --          63,344
New Senior Notes due 2010                           160,000             --              --              --         160,000
Old Senior Notes due 2005                            29,234             --              --              --          29,234
                                              -------------  -------------   -------------   -------------   -------------
    Total liabilities                               336,661         40,507          11,574         (86,590)        302,152
                                              -------------  -------------   -------------   -------------   -------------

SHAREHOLDER'S DEFICIT
Common stock                                        115,609             --             117            (117)        115,609
Other equity/Additional paid in
    capital/Contributed surplus                       2,125         46,960              --         (45,926)          3,159
Deficit                                            (171,687)       (50,218)          4,657          46,059        (171,189)
Accumulated other comprehensive income
    (loss)                                            1,259           (614)             --              --             645
                                              -------------  -------------   -------------   -------------   -------------
    Total shareholders' (deficit)             $     (52,694) $      (3,872)  $       4,774   $          16         (51,776)
                                              -------------  -------------   -------------   -------------   -------------
    Total liabilities & shareholders'
      equity (deficit)                       $      283,967  $      36,635   $      16,348   $     (86,574)  $     250,376
                                              =============  =============   =============   =============   =============

     In certain guarantor subsidiaries accumulated losses have exceeded the original investment balance. As a result of applying equity accounting, the parent company has consequently reduced inter-company receivable balances with respect to these guarantor subsidiaries in the amounts of $26.5 million.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

26.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Balance Sheets as at December 31, 2002:

                                                                                              ADJUSTMENTS
                                                  IMAX         GUARANTOR     NON-GUARANTOR        AND         CONSOLIDATED
                                               CORPORATION    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS        TOTAL
                                              -------------  -------------   -------------   -------------   -------------
ASSETS
Cash and cash equivalents                     $      27,756  $       5,695   $         350   $          --   $      33,801
Restricted cash                                       3,335             --              --              --           3,335
Accounts receivable                                  10,274          3,373           1,407              --          15,054
Financing receivables                                50,492          1,249             177              --          51,918
Inventories                                          37,239            280              62          (3,489)         34,092
Prepaid expenses                                      1,856            329             187              --           2,372
Inter-company receivables                            29,740         15,863          13,338         (58,941)             --
Film assets                                             419             --              --              --             419
Fixed assets                                         40,610          3,000               6              --          43,616
Other assets                                         10,455             --              --              --          10,455
Deferred income taxes                                 3,770             51              --              --           3,821
Goodwill                                             39,027             --              --              --          39,027
Other intangible assets                               3,363             --              --              --           3,363
Investments in subsidiaries                          25,472             --              --         (25,472)             --
Assets of discontinued operations                        --          2,413              --            (710)          1,703
                                              -------------  -------------   -------------   -------------   -------------
    Total assets                              $     283,808  $      32,253   $      15,527   $     (88,612)  $     242,976
                                              =============  =============   =============   =============   =============

LIABILITIES
Accounts payable                                      2,641          2,512           1,014              --           6,167
Accrued liabilities                                  41,230          1,827             308              --          43,365
Inter-company payables                               54,093         22,523          10,122         (86,738)             --
Deferred revenue                                     79,759          5,615             216              --          85,590
Old Senior Notes due 2005                           200,000             --              --              --         200,000
Subordinated Notes due 2003                           9,143             --              --              --           9,143
Liabilities of discontinued operations                   --          2,381              --              --           2,381
                                              -------------  -------------   -------------   -------------   -------------
    Total liabilities                               386,866         34,858          11,660         (86,738)        346,646
                                              -------------  -------------   -------------   -------------   -------------

SHAREHOLDER'S DEFICIT
Common stock                                         65,563             --             117            (117)         65,563
Other equity/Additional paid in
capital/Contributed surplus                             508         46,950              --         (45,916)          1,542
Deficit                                            (170,388)       (48,941)          3,750          44,159        (171,420)
Accumulated other comprehensive income
    (loss)                                            1,259           (614)             --              --             645
                                              -------------  -------------   -------------   -------------   -------------
    Total shareholders' equity (deficit)      $    (103,058) $      (2,605)  $       3,867   $      (1,874)  $    (103,670)
                                              -------------  -------------   -------------   -------------   -------------
    Total liabilities & shareholders'
      equity (deficit)                        $     283,808  $      32,253   $      15,527   $     (88,612)  $     242,976
                                              =============  =============   =============   =============   =============

     In certain guarantor subsidiaries accumulated losses have exceeded the original investment balance. As a result of applying equity accounting, the parent company has consequently reduced inter-company receivable balances with respect to these guarantor subsidiaries in the amounts of $25.2 million.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

26.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Operations for the year ended December 31, 2003:

                                                                                              ADJUSTMENTS
                                                  IMAX         GUARANTOR     NON-GUARANTOR        AND         CONSOLIDATED
                                               CORPORATION    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS        TOTAL
                                              -------------  -------------   -------------   -------------   -------------
REVENUE
IMAX systems                                  $      74,180  $       2,373   $       1,449   $      (2,154)  $      75,848
Films                                                15,669         12,933              58          (2,857)         25,803
Theater operations                                      746         12,363              --              --          13,109
Other                                                 4,451             --             115             (66)          4,500
                                              -------------  -------------   -------------   -------------   -------------
                                                     95,046         27,669           1,622          (5,077)        119,260
COST OF GOODS AND SERVICES                           45,308         27,769             596          (6,390)         67,283
                                              -------------  -------------   -------------   -------------   -------------
GROSS MARGIN                                         49,738           (100)          1,026           1,313          51,977

Selling, general and administrative expenses         32,210            743             359              --          33,312
Research and development                              3,794             --              --              --           3,794
Amortization of intangibles                             573             --              --              --             573
Income from equity-accounted investees               (1,903)            (6)             --            (587)         (2,496)
Receivable provisions (recoveries), net              (1,956)          (178)            (91)             --          (2,225)
Restructuring costs and asset impairment
    (recoveries)                                         --            969              --              --             969
                                              -------------  -------------   -------------   -------------   -------------
EARNINGS (LOSS) FROM OPERATIONS                      17,020         (1,628)            758           1,900          18,050

Interest income                                         656             --              --              --             656
Interest expense                                    (15,770)           (86)             --              --         (15,856)
Gain (loss) on retirement of notes                   (4,910)            --              --              --          (4,910)
Recovery (impairment) of long-term
    investments                                       1,892             --              --              --           1,892
                                              -------------  -------------   -------------   -------------   -------------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS BEFORE INCOME TAXES                   (1,112)        (1,714)            758           1,900            (168)
Recovery of (provision for) income taxes               (840)         1,077             149              --             386
                                              -------------  -------------   -------------   -------------   -------------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS                                       (1,952)          (637)            907           1,900             218
Net earnings (loss) from discontinued
    operations                                          653           (458)             --              --             195
                                              -------------  -------------   -------------   -------------   -------------
Net earnings (loss) before cumulative
    effect of changes in accounting
    principles                                       (1,299)        (1,095)            907           1,900             413

Cumulative effect of changes in accounting
    principles                                           --           (182)             --              --            (182)
                                              -------------  -------------   -------------   -------------   -------------
NET EARNINGS (LOSS)                           $      (1,299) $      (1,277)  $         907   $       1,900   $         231
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

26.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Operations for the year ended December 31, 2002:

                                                                                              ADJUSTMENTS
                                                  IMAX         GUARANTOR     NON-GUARANTOR        AND         CONSOLIDATED
                                               CORPORATION    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS       TOTAL
                                              -------------  -------------   -------------   -------------   -------------
REVENUE
IMAX systems                                  $      67,991  $       4,704   $       1,388   $      (3,124)  $      70,959
Films                                                24,614         16,849              37            (944)         40,556
Theater operations                                      718         11,566              --              --          12,284
Other                                                 4,982            269              62             (10)          5,303
                                              -------------  -------------   -------------   -------------   -------------
                                                     98,305         33,388           1,487          (4,078)        129,102
COST OF GOODS AND SERVICES                           48,475         30,373             840          (4,054)         75,634
                                              -------------  -------------   -------------   -------------   -------------
GROSS MARGIN                                         49,830          3,015             647             (24)         53,468

Selling, general and administrative expenses         33,456            707             753             (10)         34,906
Research and development                              2,360              2              --              --           2,362
Amortization of intangibles                           1,418             --              --              --           1,418
Loss (income) from equity-accounted
    investees                                        (2,781)           314              --           2,184            (283)
Receivable provisions, recoveries, net                  563         (1,348)           (448)             --          (1,233)
Restructuring cost and asset impairment
    (recoveries)                                       (121)            --              --              --            (121)
                                              -------------  -------------   -------------   -------------   -------------
EARNINGS (LOSS) FROM OPERATIONS                      14,935          3,340             342          (2,198)         16,419

Interest income                                         408              2               3              --             413
Interest expense                                    (17,314)          (250)             --              --         (17,564)
Gain on retirement of notes                          11,900             --              --              --          11,900
                                              -------------  -------------   -------------   -------------   -------------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS BEFORE INCOME TAXES                    9,929          3,092             345          (2,198)         11,168
Recovery of (provision for) income taxes                 --             --              --              --              --
                                              -------------  -------------   -------------   -------------   -------------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS                                        9,929          3,092             345          (2,198)         11,168
Net earnings (loss) from discontinued
    operations                                        2,066         (1,262)             --              --             804
                                              -------------  -------------   -------------   -------------   -------------
NET EARNINGS (LOSS)                           $      11,995  $       1,830   $         345   $      (2,198)  $      11,972
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

26.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Operations for the year ended December 31, 2001:

                                                                                              ADJUSTMENTS
                                                  IMAX         GUARANTOR     NON-GUARANTOR        AND        CONSOLIDATED
                                               CORPORATION    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS       TOTAL
                                              -------------  -------------   -------------   -------------   -------------
REVENUE
IMAX systems                                  $      72,656  $       3,152   $       1,138   $        (364)  $      76,582
Films                                                16,638         13,285              82             (82)         29,923
Theater operations                                       96          6,444              --              --           6,540
Other                                                 3,265          1,309             630            (550)          4,654
                                              -------------  -------------   -------------   -------------   -------------
                                                     92,655         24,190           1,850            (996)        117,699
COST OF GOODS AND SERVICES                           69,260         25,960             476            (727)         94,969
                                              -------------  -------------   -------------   -------------   -------------
GROSS MARGIN                                         23,395         (1,770)          1,374            (269)         22,730

Selling, general and administrative expenses         33,161         11,094           1,684             (89)         45,850
Research and development                              2,969            416              --              --           3,385
Amortization of intangibles                           3,005             --              --              --           3,005
Loss (income) from equity-accounted
    investees                                        39,147            503              --         (39,723)            (73)
Receivable provisions (recoveries), net              18,102             --              --              --          18,102
Restructuring cost and asset impairments
    (recoveries)                                     32,586         14,664             340          (2,321)         45,269
                                              -------------  -------------   -------------   --------------  -------------
EARNINGS (LOSS) FROM OPERATIONS                    (105,575)       (28,447)           (650)         41,864         (92,808)

Interest income                                         828             19              --              --             847
Interest expense                                    (21,743)          (277)             --              --         (22,020)
Gain on retirement of notes                          55,577             --              --              --          55,577
Impairment of long-term investments                  (5,584)            --              --              --          (5,584)
                                              -------------  -------------   -------------   -------------   -------------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS BEFORE INCOME TAXES                  (76,497)       (28,705)           (650)         41,864         (63,988)
Recovery of (provision for) income taxes            (18,156)        (8,134)            194          (1,752)        (27,848)
                                              -------------  -------------   -------------   --------------  -------------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS                                      (94,653)       (36,839)           (456)         40,112         (91,836)
Net earnings (loss) from discontinued
    operations                                      (50,850)        (2,428)             --              --         (53,278)
                                              -------------  -------------   -------------   -------------   -------------
NET EARNINGS (LOSS)                           $    (145,503) $     (39,267)  $        (456)  $      40,112   $    (145,114)
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

26.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Cash Flows for the year ended December 31, 2003:

                                                                                                ADJUSTMENTS
                                                      IMAX         GUARANTOR    NON-GUARANTOR        AND       CONSOLIDATED
                                                   CORPORATION   SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS      TOTAL
                                                  -------------  -------------  -------------   -------------  -------------
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net earnings (loss) from continuing operations    $      (1,952) $        (637) $         907   $       1,900            218
Items not involving cash:
    Depreciation, amortization and write-downs            7,926          1,795            (88)             --          9,633
    Income from equity-accounted investees               (2,216)           307             --            (587)        (2,496)
    Deferred income taxes                                    81             --             --              --             81
    Loss (gain) on retirement of notes                    4,910             --             --              --          4,910
    Stock and other non-cash compensation                 4,926             --             --              --          4,926
    Non-cash foreign exchange loss (gain)                (1,281)            --             --              --         (1,281)
Premium on repayment of notes                            (3,088)            --             --              --         (3,088)
Payment under certain employment agreements              (1,550)            --             --              --         (1,550)
Investment in film assets                                (1,786)        (1,207)            --              --         (2,993)
Changes in restricted cash                               (1,626)            --             --              --         (1,626)
Changes in other non-cash operating assets and
    liabilities                                         (13,689)         1,000           (922)         (1,313)       (14,924)
Net cash used in operating activities from
    discontinued operations                                (462)          (531)            --              --           (993)
                                                  -------------  -------------  -------------   -------------  -------------
Net cash provided by (used in) operating
    activities                                           (9,807)           727           (103)             --         (9,183)
                                                  -------------  -------------  -------------   -------------  -------------
INVESTING ACTIVITIES
Purchase of fixed assets                                   (852)          (708)            --              --         (1,560)
Decrease (increase) in other assets                      (1,526)            --             --              --         (1,526)
(Increase) decrease in other intangible assets             (597)            --             --              --           (597)
Settlement of debenture                                   1,892             --             --              --          1,892
Investment in subsidiaries                                  (10)            --             --              10             --
Net cash in investing activities from
discontinued operations                                      --            (15)            --              --            (15)
                                                  -------------  -------------  -------------   -------------  -------------
Net cash provided by (used in) investing
    activities                                           (1,093)          (723)            --              10         (1,806)
                                                  -------------  -------------  -------------   -------------  --------------
FINANCING ACTIVITIES
Repayment of Subordinated Notes due 2003                 (9,143)            --             --              --         (9,143)
Repayment of Old Senior Notes due 2005                 (123,577)            --             --              --       (123,577)
Issuance of New Senior Notes due 2010                   160,000             --             --              --        160,000
Financing costs related to New Senior Notes due
    2010                                                 (5,615)            --             --              --         (5,615)
Common shares issued under stock option plan              1,722             --             --              --          1,722
Other equity/additional paid in
    capital/contributed surplus issued                       --             10             --             (10)            --
Net cash provide by financing activities from
    discontinued operations                                 799             --             --              --            799
                                                  -------------  -------------  -------------   -------------  -------------
Net cash used in (provided by) financing
    activities                                           24,186             10             --             (10)        24,186
                                                  -------------  -------------  -------------   -------------  -------------

Effects of exchange rate changes on cash                    269            (13)            28              --            284
                                                  -------------  -------------  -------------   -------------  -------------

INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS FROM CONTINUING OPERATIONS               13,218            547            (75)             --         13,690
Increase (decrease) in cash and cash
    equivalents from discontinued operations                337           (546)            --              --           (209)
                                                  -------------  -------------  -------------   -------------  -------------
INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS, DURING THE YEAR                         13,555              1            (75)             --         13,481

Cash and cash equivalents, beginning of year             27,756          5,695            350              --         33,801
                                                  -------------  -------------  -------------   -------------  -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD          $      41,311  $       5,696  $         275   $          --  $      47,282
                                                  =============  =============  =============   =============  =============

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

26.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

Supplemental Consolidating Statements of Cash Flows for the year ended December 31, 2002:

                                                                                               ADJUSTMENTS
                                                     IMAX         GUARANTOR    NON-GUARANTOR        AND       CONSOLIDATED
                                                  CORPORATION   SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS       TOTAL
                                                 -------------  -------------  -------------   -------------  -------------
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net earnings (loss) from continuing operations   $       9,929  $       3,092  $         345   $      (2,198) $      11,168
Items not involving cash:
    Depreciation, amortization and write-downs          16,016            354           (439)             --         15,931
    Loss (income) from equity-accounted
      investees                                         (2,781)           314             --           2,184           (283)
    Deferred income taxes                                 (799)            --             --              --           (799)
    Gain on retirement of notes                        (11,900)            --             --              --        (11,900)
    Stock and other non-cash compensation                3,685             --             --              --          3,685
    Non-cash foreign exchange (gain) loss                 (605)            --             --              --           (605)
Investment in film assets                               (8,423)         5,982             --              --         (2,441)
Changes in restricted cash                               2,538             --             --              --          2,538
Changes in other non-cash operating assets and
    liabilities                                         16,189        (10,489)           242            (154)         5,788
Net cash provided by (used in) operating
    activities from discontinued operations               (950)           159             --              --           (791)
                                                 -------------  -------------  -------------   -------------  -------------
Net cash provided by (used in) operating
    activities                                          22,899           (588)           148            (168)        22,291
                                                 -------------  -------------  -------------   -------------  -------------

INVESTING ACTIVITIES

Disposal (purchase) of fixed assets                       (786)          (881)            (2)            152         (1,517)
Decrease (increase) in other assets                     (1,970)         1,006             --              --           (964)
Decrease (increase) in other intangible assets            (675)            --             --              --           (675)
Net cash used in investing activities from
    discontinued operations                                 --            (24)            --              --            (24)
                                                 -------------  -------------  -------------   -------------  -------------
Net cash used in investing activities                   (3,431)           101             (2)            152         (3,180)
                                                 -------------  -------------  -------------   -------------  -------------

FINANCING ACTIVITIES

Repurchase of Subordinated Notes due 2003               (6,022)            --             --              --         (6,022)
Common shares issued                                       152             --                                           152
                                                 -------------  -------------  -------------   -------------  -------------
Net cash used in financing activities                   (5,870)            --             --              --         (5,870)
                                                 -------------  -------------  -------------   -------------  -------------

Effects of exchange rate changes on cash                    (8)            38             (1)             16             45
                                                 -------------  -------------  -------------   -------------  -------------

INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS FROM CONTINUING OPERATIONS              14,540           (584)           145              --         14,101
Increase (decrease) in cash and cash
equivalents from discontinued operations                  (950)           135             --              --           (815)
                                                 -------------  -------------  -------------   -------------  -------------
INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS, DURING THE YEAR                        13,590           (449)           145              --         13,286

Cash and cash equivalents, beginning of period          14,166          6,144            205              --         20,515
                                                 -------------  -------------  -------------   -------------  -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $      27,756  $       5,695  $         350   $          --  $      33,801
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

26. SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Cash Flows for the year ended December 31, 2001:

                                                                                                ADJUSTMENTS
                                                     IMAX         GUARANTOR    NON-GUARANTOR        AND       CONSOLIDATED
                                                  CORPORATION   SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS       TOTAL
                                                 -------------  -------------  -------------   -------------  -------------
CASH PROVIDED BY (USED IN):
OPERATING ACTIVITIES
Net earnings (loss) from continuing operations   $     (94,653) $     (36,839) $        (456)  $      40,112  $     (91,836)
Items not involving cash:
    Depreciation, amortization and write-downs          82,834         18,106            384          (2,659)        98,665
    Loss (income) from equity-accounted
      investees                                         39,147            503             --         (39,723)           (73)
    Deferred income taxes                               31,253         10,631           (496)          1,992         43,380
    Loss (gain) on retirement of notes                 (55,577)            --             --              --        (55,577)
    Impairment of long-term investments                  5,584             --             --              --          5,584
    Stock and other non-cash compensation                5,182             --             --              --          5,182
    Non cash foreign exchange gain (loss)                  578             --             --              --            578
Investment in film assets                               (7,889)           174             --            (582)        (8,297)
Changes in restricted cash                              (5,873)            --             --              --         (5,873)
Changes in other non-cash operating assets and
    liabilities                                          6,707          4,580            334             908         12,529
Net cash provided by (used in) discontinued
    operations                                          (6,827)           (50)            --              --         (6,877)
                                                 -------------  -------------  -------------   -------------  -------------
Net cash provided by (used in) operating
    activities                                            (534)        (2,895)          (234)             48         (2,615)
                                                 -------------  -------------  -------------   -------------  -------------

INVESTING ACTIVITIES
Disposal (purchase) of fixed assets                        136         (1,068)           102            (246)        (1,076)
Decrease (increase) in other assets                        208            734             --             198          1,140
Decrease (increase) in other intangible assets            (642)            --             --              --           (642)
Net sale of investments in marketable
securities                                               7,529             --             --              --          7,529
Acquisition of minority interest in Sonics                (621)          (420)            --              --         (1,041)
Investment in subsidiaries                                  --             --             --              --             --
Net cash used in investing activities from
    discontinued operations                               (217)           (15)            --              --           (232)
                                                 -------------  -------------  -------------   -------------  -------------
Net cash provided by (used in) investing
    activities                                           6,393           (769)           102             (48)         5,678
                                                 -------------  -------------  -------------   -------------  -------------

FINANCING ACTIVITIES

Repurchase of Subordinated Notes due 2003              (12,540)            --             --              --        (12,540)
Common shares issued                                        31             --             --              --             31
                                                 -------------  -------------  -------------   -------------  -------------
Net cash used in financing activities                  (12,509)            --             --              --        (12,509)
                                                 -------------  -------------  -------------   -------------  -------------

Effects of exchange rates on cash continuing
    operations                                          (2,591)           (33)           (20)             --         (2,644)
Effects of exchange rates on cash discontinued
    operations                                           1,697             --             --              --          1,697
                                                 -------------  -------------  -------------   -------------  -------------
Effects of exchange rate changes on cash                  (894)           (33)           (20)             --           (947)
                                                 -------------  -------------  -------------   -------------  -------------

INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS FROM CONTINUING OPERATIONS              (1,197)        (3,632)          (152)             --         (4,981)
Increase (decrease) in cash and cash
equivalents from discontinued operations                (5,347)           (65)            --              --         (5,412)
                                                 -------------  -------------- -------------   -------------  -------------
INCREASE DECREASE IN CASH AND CASH
    EQUIVALENTS, DURING THE PERIOD                      (6,544)        (3,697)          (152)             --        (10,393)

Cash and cash equivalents, beginning of period          20,710          9,841            357              --         30,908
                                                 -------------  -------------  -------------   -------------  -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $      14,166  $       6,144  $         205   $          --  $      20,515
                                                 =============  =============  =============   =============  =============

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

27.  SUBSEQUENT EVENTS

     On February 6, 2004, the Company entered into a loan agreement for a secured revolving credit facility with Congress Financial Corporation (Canada) (the "Credit Facility"). The Credit Facility is a three-year revolving credit facility with yearly renewal options thereafter, permitting maximum aggregate borrowings of $20.0 million, subject to a borrowing base calculation which includes the Company's financing receivables, and certain reserve requirements. The Credit Facility bears interest at Prime + 0.25% per annum or Libor + 2.0% per annum and is collateralized by a first priority security interest in all of the current and future assets of the Company. The Credit Facility contains typical affirmative and negative covenants, including covenants that restrict the Company's ability to: incur certain additional indebtedness; make certain loans, investments or guarantees; pay dividends; make certain asset sales; incur certain liens or other encumbrances; conduct certain transactions with affiliates and enter into certain corporate transactions or dissolve. In addition, the Credit Facility contains customary events of default, including upon an acquisition or a change of control that has a material adverse effect on the Company's financial condition. The Credit Facility also requires the Company to maintain a minimum level of earnings before interest, taxes, depreciation and amortization, and cash collections.

                                IMAX CORPORATION

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

ITEM 9A. CONTROLS AND PROCEDURES

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

CHANGES IN INTERNAL CONTROLS

     As of the end of the period covered by this report there was no change in the Company's internal controls over financial reporting that occurred during the period covered by this report that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                IMAX CORPORATION

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is incorporated by reference from the information under the following captions in the Company's Proxy Statement:
"Election of Directors"; "Executive Officers"; "Section 16(a) Beneficial Ownership Reporting Compliance"; "Audit Committee"; and "Business Conduct and Corporate Ethics Policy".

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated by reference from the information under the following captions in the Company's Proxy Statement:
"Summary Compensation Table"; "Options Granted"; "Aggregated Option Exercises and Year-End Option Values"; "Pension Plans"; "Employment Contracts"; "Compensation Committee Interlocks and Insider Participation"; "Report on Executive Compensation"; "Performance Graph"; and "Directors' Compensation".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by Item 12 is incorporated by reference form the information under the following captions in the Company's Proxy Statement:
"Principal Shareholders of Voting Shares"; "Security Ownership of Directors and Management"; "Equity Compensation Plans"; "Shareholders' Agreements"; and "Registration Rights Agreements".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated by reference from the information under the following captions in the Company's Proxy Statement:
"Articles of the Corporation"; and "Certain Relationships and Related Transactions".

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information required by Item 14 is incorporated by reference from the information under the following captions in the Company's Proxy Statement:
"Audit Fees"; "Audit-Related Fees"; "Tax Fees"; "All Other Fees"; and "Audit Committee's Pre-Approved Policies and Procedures".

                                IMAX CORPORATION

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   FINANCIAL STATEMENTS

         The consolidated financial statements filed as part of this Report are included under Item 8 in Part II.

(a)(2)   FINANCIAL STATEMENT SCHEDULES

         Financial statement schedule for each year in the three-year period ended December 31, 2003.

         II.   Valuation and Qualifying Accounts.

(a)(3)   EXHIBITS

      The Items listed as Exhibits 10.1 to 10.16 relate to management contracts or compensatory plans or arrangements.

EXHIBIT NO.   DESCRIPTION

3.1 Articles of Amalgamation of IMAX Corporation, dated January 1, 2002. Incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended December 31, 2001 (File No. 000-24216).

3.2           New By-Law No.1 of IMAX Corporation enacted on June 7, 1999.
              Incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarter ended September 30, 1999 (File No. 000-24216)

4.1 Shareholders' Agreement, dated as of January 3, 1994, among WGIM Acquisition Corporation, the Selling Shareholders as defined therein, Wasserstein Perella Partners, L.P., Wasserstein Perella Offshore Partners, L.P., Bradley J. Wechsler, Richard L. Gelfond and Douglas Trumbull (the "Selling Shareholders' Agreement"). Incorporated by reference to Exhibit 4.2 to Form 10-K for the year ended December 31, 2000 (File No. 000-24216).

4.2 Amendment, dated as of March 1, 1994, to the Selling Shareholders' Agreement. Incorporated by reference to Exhibit 4.3 to Form 10-K for the year ended December 31, 2000 (File No. 000-24216).

4.3 Amended and Restated Shareholders' Agreement, dated as of February 9, 1999 by and among Wasserstein Perella Partners, L.P., Wasserstein Perella Offshore Partners, L.P., WPPN Inc., the Michael J. Biondi Voting Trust, Bradley J. Wechsler and Richard L. Gelfond and IMAX Corporation. Incorporated by reference to Exhibit
              4.10 to Form 10-K for the year ended December 31, 1998 (File No. 000-24216).

4.4 Registration Rights Agreement, dated as of February 9, 1999, by and among IMAX Corporation, Wasserstein Perella Partners, L.P., Wasserstein Perella Offshore Partners, L.P., WPPN Inc., the Michael J. Biondi Voting Trust, Bradley J. Wechsler and Richard L. Gelfond. Incorporated by reference to Exhibit 4.12 to Form 10-K for the year ended December 31, 1998 (File No. 000-24216).

4.5 Indenture, dated as of April 9, 1996, between IMAX Corporation and Chemical Bank, as Trustee, related to the issue of the 5.75% Convertible Subordinated Notes due April 1, 2003. Incorporated by reference to Exhibit 4.3 to Amendment No.1 to the Company's Registration Statement on Form F-3 (File No. 333-5212).

4.6 Indenture, dated as of December 4, 1998 between IMAX Corporation and U.S. Bank Trust, N.A., as Trustee, related to the issue of the 7.875% Senior Notes due December 1, 2005. Incorporated by reference to Exhibit 4.9 to Form 10-K for the year ended December 31, 1998 (File No. 000-24216).

4.7 Registration Rights Agreement, dated as of December 4, 2003, by and among IMAX Corporation, the Guarantors (as defined therein), Credit Suisse First Boston LLC, Jefferies & Company, Inc., Wachovia Capital Markets, LLC and U.S. Bancorp Piper Jaffray Inc., relating to the issuance of 9.625% Senior Notes due 2010. Incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-4 (File No. 333-113141).

4.8 Indenture, dated as of December 4, 2003, by and among IMAX Corporation, the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee, related to the issue of the 9.625% Senior Notes due December 1, 2010. Incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-4 (File No. 333-113141).

10.1          Stock Option Plan of IMAX Corporation, dated June 7, 1999.
              Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 1999 (File No. 000-24216).

                                IMAX CORPORATION

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         (cont'd)

(a)(3) EXHIBITS (cont'd)

EXHIBIT NO.   DESCRIPTION

10.2 Employment Agreement, dated as of July 15, 1997 between David Keighley Productions 70MM Inc. and David B. Keighley. Incorporated by reference to Exhibit 10.2 to IMAX Corporation's Form 10-K for the year ended December 31, 2002 (File No. 000-24216).

10.3 Employment Agreement, dated July 1, 1998 between IMAX Corporation and Bradley J. Wechsler. Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 1998 (File No. 000-24216).

10.4 Amended Employment Agreement, dated July 12, 2000 between IMAX Corporation and Bradley J. Wechsler. Incorporated by reference to
              Exhibit 10.10 to Form 10-Q for the quarter ended September 30, 2000 (File No. 000-24216).

10.5 Amended Employment Agreement, dated April 3, 2001 between IMAX Corporation and Bradley J. Wechsler. Incorporated by reference to
              Exhibit 10.15 to Form 10-Q for the quarter ended March 31, 2001 (File No. 000-24216).

10.6 Amended Employment Agreement, dated April 23, 2002 between IMAX Corporation and Bradley J. Wechsler. Incorporated by reference to
              Exhibit 10.14 to Form 10-Q for the quarter ended June 30, 2002 (File No. 000-24216).

10.7 Employment Agreement, dated July 1, 1998 between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 1998 (File No. 000-24216).

10.8 Amended Employment Agreement, dated July 12, 2000 between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to
              Exhibit 10.9 to Form 10-Q for the quarter ended September 30, 2000 (File No. 000-24216).

10.9 Amended Employment Agreement, dated April 3, 2001 between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to
              Exhibit 10.16 to Form 10-Q for the quarter ended March 31, 2001 (File No. 000-24216).

10.10 Amended Employment Agreement, dated April 23, 2002 between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to
              Exhibit 10.13 to Form 10-Q for the quarter ended June 30, 2002 (File No. 000-24216).

10.11 Employment Agreement, dated March 9, 2001 between IMAX Corporation and Greg Foster. Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 2001 (File No. 000-24216).

10.12 Amending Agreement, dated August 8, 2002 between IMAX Corporation and Greg Foster. Incorporated by reference to Exhibit 10.12 to IMAX Corporation's Form 10-K for the year ended December 31, 2002 (File No. 000-24216).

10.13 Employment Agreement, dated May 9, 2001 between IMAX Corporation and Francis T. Joyce. Incorporated by reference to Exhibit 10.3 to IMAX Corporation's Form 10-K for the year ended December 31, 2002 (File No. 000-24216).

10.14 Amended Employment Agreement, dated May 14, 2003 between IMAX Corporation and Francis T. Joyce. Incorporated by reference to
              Exhibit 10.16 to IMAX Corporation's Form 10-Q for the quarter ended June 30, 2003 (File No. 000-24216).

10.15 Employment Agreement, dated May 17, 1999 between IMAX Corporation and Robert D. Lister. Incorporated by reference to Exhibit 10.14 to IMAX Corporation's Form 10-K for the year ended December 31, 2002 (File No. 000-24216).

10.16 Amended Employment Agreement, dated January 1, 2004 between IMAX Corporation and Robert D. Lister. Incorporated by reference to
              Exhibit 10.17 to Registration Statement on Form S-4 (File No. 333-113141).

10.17 Loan Agreement, dated as of February 6, 2004 by and between Congress Financial Corporation (Canada) and IMAX Corporation. Incorporated by reference to Exhibit 10.22 to Registration Statement on Form S-4 (File No. 333-113141).

                                IMAX CORPORATION

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         (cont'd)

(a)(3) EXHIBITS (cont'd)

EXHIBIT NO.   DESCRIPTION

*21           Subsidiaries of IMAX Corporation.

*23           Consent of PricewaterhouseCoopers LLP.

*24           Power of Attorney of certain directors.

*31.1 Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002, dated March 15, 2004, by Bradley J. Wechsler.

*31.2 Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002, dated March 15, 2004, by Richard L. Gelfond.

*31.3 Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002, dated March 15, 2004, by Francis T. Joyce.

*32.1 Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, dated March 15, 2004, by Bradley J. Wechsler.

*32.2 Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, dated March 15, 2004, by Richard L. Gelfond.

*32.3 Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, dated March 15, 2004, by Francis T. Joyce.

* Filed herewith

(b)      REPORTS ON FORM 8-K

           The Company filed a report on Form 8-K on November 12, 2003, pursuant to Item 5 - Other Events. The Company reported that it planned to refinance all of its outstanding debt through an offering of new senior notes with a proposed maturity of 2010.

           The Company filed a report on Form 8-K on November 12, 2003, pursuant to Item 12 - Results of Operations and Financial Conditions. The Company reported that it had issued a press release announcing the Company's financial and operating results for the quarter ended September 30, 2003.

           The Company filed a report on Form 8-K on November 13, 2003, pursuant to Item 5 - Other Events. The Company reported that it had commenced an offer to purchase for cash all of its outstanding $152.8 million principal amount of 7.875% Senior Notes due 2005. The Company further reported that it was also soliciting consents from the holders of the 7.875% Senior Notes to approve certain amendments to the indenture under which the 7.875% Senior Notes were issued.

           The Company filed a report on Form 8-K on November 21, 2003, pursuant to Item 5 - Other Events. The Company reported that it had signed a purchase agreement for the sale of $160.0 million in aggregate principal amount of 9.625% Senior Notes with a maturity of December 1, 2010. The Company further reported that it had modified its offer to purchase all of its outstanding $152.8 million principal amount of 7.875% Senior Notes.

                                IMAX CORPORATION

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 IMAX CORPORATION

                                                 By    /S/ FRANCIS T. JOYCE
                                                     --------------------------
                                                         Francis T. Joyce
                                                      Chief Financial Officer

Date:  March 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2004.

        /S/ BRADLEY J. WECHSLER             /S/ RICHARD L. GELFOND         /S/ FRANCIS T. JOYCE
--------------------------------------  -----------------------------  -----------------------------
          Bradley J. Wechsler                 Richard L. Gelfond             Francis T. Joyce
             Director and                        Director and             Chief Financial Officer
      Co-Chief Executive Officer          Co-Chief Executive Officer   (Principal Financial Officer)
     (Principal Executive Officer)      (Principal Executive Officer)

         /s/ KATHRYN A. GAMBLE                  NEIL S. BRAUN*              KENNETH G. COPLAND*
--------------------------------------  -----------------------------  -----------------------------
           Kathryn A. Gamble                    Neil S. Braun               Kenneth G. Copland
Vice President, Finance and Controller             Director                      Director
    (Principal Accounting Officer)

            MICHAEL FUCHS*                     GARTH M. GIRVAN*              DAVID W. LEEBRON*
--------------------------------------  -----------------------------  -----------------------------
             Michael Fuchs                      Garth M. Girvan              David W. Leebron
               Director                             Director                     Director

             MARC A. UTAY*
--------------------------------------
             Marc A. Utay
               Director

                                        By        * /S/ FRANCIS T. JOYCE
                                          --------------------------------------
                                          Francis T. Joyce (as attorney-in-fact)

                                IMAX CORPORATION
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                         (In thousands of U.S. dollars)

                                                              ADDITIONS /
                                                BALANCE AT    (RECOVERIES)                           BALANCE
                                                 BEGINNING     CHARGED TO                           AT END OF
                                                  OF YEAR       EXPENSES          DEDUCTIONS(1)       YEAR
                                                ----------    ------------        -------------     ---------
ALLOWANCE FOR NET INVESTMENT IN LEASES
Year ended December 31, 2001                           6,813           11,257        (6,325)          11,745
Year ended December 31, 2002                          11,745              708        (3,515)           8,938
Year ended December 31, 2003                           8,938           (2,938)         (159)           5,841


ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE
Year ended December 31, 2001                          19,168            4,469        (5,577)          18,060
Year ended December 31, 2002                          18,060           (1,941)       (6,871)           9,248
Year ended December 31, 2003                           9,248              714        (2,684)           7,278

DEFERRED INCOME TAX VALUATION ALLOWANCE
Year ended December 31, 2001                           4,265           41,239            --           45,504
Year ended December 31, 2002                          45,504           (1,762)           --           43,742
Year ended December 31, 2003                          43,742            3,049            --           46,791

PROVISION FOR LOANS RECEIVABLE
Year ended December 31, 2001                              --           15,584            --           15,584
Year ended December 31, 2002                          15,584               40            --           15,624
Year ended December 31, 2003                          15,624           (2,693)       (1,031)          11,900

(1) Amounts represent write-offs of amounts previously charged to the provision.

(2) Revised from amounts reported in prior years to be consistent with current year's presentation.