Form 10-Q
period 2004-03-31
IMAX CORP
filed 2004-05-10
CIK 921582

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-24216


                                IMAX CORPORATION
             (Exact name of registrant as specified in its charter)


              Canada                                           98-0140269
-----------------------------------------              -------------------------
  (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                        Identification Number)


2525 Speakman Drive, Mississauga, Ontario, Canada                   L5K 1B1
---------------------------------------------------             ----------------
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

                                 Yes [X] No [ ]

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                                  Outstanding as of April 30, 2004
-------------------------                       --------------------------------
Common stock, no par value                                  39,304,991

                                IMAX CORPORATION

                                TABLE OF CONTENTS


                                                                                                       PAGE
                                                                                                       ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements............................................................................3

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations..................................................28

Item 3.  Quantitative and Qualitative Factors about Market Risk.........................................37

Item 4.  Controls and Procedures........................................................................37

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................................38

Item 2.  Change in Securities...........................................................................39

Item 6.  Listings of Exhibits and Reports on Form 8-K...................................................39

Signatures..............................................................................................40


SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

     Certain statements included in this quarterly report may constitute "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, references to future capital expenditures (including the amount and nature thereof), business strategies and measures to implement strategies, competitive strengths, goals, expansion and growth of business and operations, plans and references to the future success of IMAX Corporation together with its wholly-owned subsidiaries (the "Company") and expectations regarding the Company's future operating results. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the expectations and predictions of the Company is subject to a number of risks and uncertainties, including, but not limited to, general economic, market or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by the Company; competitive actions by other companies; conditions in the out-of-home entertainment industry; changes in laws or regulations; conditions in the commercial exhibition industry; the acceptance of the Company's new technologies; risks associated with investments and operations in foreign jurisdictions and any future international expansion, including those related to economic, political and regulatory policies of local governments and laws and policies of the United States and Canada; the potential impact of increased competition in the markets the Company operates within; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this quarterly report are qualified by these cautionary statements, and actual results or anticipated developments by the Company may not be realized, and even if substantially realized, may not have the expected consequences to, or effects on, the Company. The Company undertakes no obligation to update publicly or otherwise revise any forward-looking information, whether as a result of new information, future events or otherwise.

                                IMAX CORPORATION




PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


     The following Condensed Consolidated Financial Statements are filed as part of this Report:



                                                                                                       PAGE
                                                                                                       ----


         Condensed Consolidated Balance Sheets as at March 31, 2004
         and December 31, 2003...........................................................................4

         Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2004 and 2003.....................................................5

         Condensed Consolidated Statements of Cash Flows
         for the three month periods ended March 31, 2004 and 2003.......................................6

         Notes to Condensed Consolidated Financial Statements............................................7


                                IMAX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
                         (in thousands of U.S. dollars)


                                                                                     MARCH 31,
                                                                                       2004            DECEMBER 31,
                                                                                    (UNAUDITED)           2003
                                                                                  ----------------   ---------------
ASSETS
Cash and cash equivalents                                                         $         23,187   $        47,282
Restricted cash (note 7(b))                                                                  1,229             4,961
Accounts receivable, net of allowance for doubtful accounts of $7,226
  (2003 - $7,278)                                                                           16,150            13,887
Financing receivables (note 3)                                                              56,808            56,742
Inventories (note 4)                                                                        27,599            28,218
Prepaid expenses                                                                             3,395             1,902
Film assets                                                                                  1,227             1,568
Fixed assets                                                                                34,522            35,818
Other assets                                                                                13,575            13,827
Deferred income taxes (note 11)                                                              3,923             3,756
Goodwill                                                                                    39,027            39,027
Other intangible assets                                                                      3,278             3,388
                                                                                  ----------------   ---------------
   Total assets                                                                   $        223,920   $       250,376
                                                                                  ================   ===============

LIABILITIES
Accounts payable                                                                  $          5,037   $         5,780
Accrued liabilities (note 7(c))                                                             51,388            43,794
Deferred revenue                                                                            60,105            63,344
New Senior Notes due 2010 (note 5)                                                         160,000           160,000
Old Senior Notes due 2005 (note 6)                                                              --            29,234
                                                                                  ----------------   ---------------
   Total liabilities                                                                       276,530           302,152
                                                                                  ----------------   ---------------

COMMITMENTS AND CONTINGENCIES (notes 7 and 8)

SHAREHOLDERS' EQUITY (DEFICIT)
Capital stock - no par value. Authorized -
  unlimited number. Issued and outstanding - 39,304,491 (2003 - 39,301,758)                115,620           115,609
Other equity                                                                                 3,210             3,159
Deficit                                                                                   (172,085)         (171,189)
Accumulated other comprehensive income                                                         645               645
                                                                                  ----------------   ---------------
   Total shareholders' deficit                                                             (52,610)          (51,776)
                                                                                  ----------------   ---------------
   Total liabilities and shareholders' equity (deficit)                           $        223,920   $       250,376
                                                                                  ================   ===============

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

                                                                                             THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                       -----------------------------
                                                                                            2004            2003
                                                                                       -------------   -------------
REVENUE
IMAX systems (note 9(a))                                                               $      16,021   $      22,315
Films                                                                                          4,489           6,835
Theater operations                                                                             3,742           3,166
Other                                                                                            629           1,333
                                                                                       -------------   -------------
                                                                                              24,881          33,649
COSTS OF GOODS AND SERVICES                                                                   12,519          17,648
                                                                                       -------------   -------------
GROSS MARGIN                                                                                  12,362          16,001

Selling, general and administrative expenses (note 9 (b))                                      8,335           8,144
Research and development                                                                       1,144             712
Amortization of intangibles                                                                      151             140
Income from equity-accounted investees                                                            --            (287)
Receivable provisions, net of (recoveries) (note 10)                                            (898)            614
                                                                                       -------------   -------------
EARNINGS FROM OPERATIONS                                                                       3,630           6,678

Interest income                                                                                  126             265
Interest expense                                                                              (4,068)         (4,288)
Loss on retirement of notes (note 6)                                                            (784)             --
                                                                                       -------------   -------------
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                            (1,096)          2,655
Provision for income taxes (note 11)                                                              --            (137)
                                                                                       -------------   -------------
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS                                                (1,096)          2,518
Net earnings (loss) from discontinued operations (note 15)                                       200             (95)
                                                                                       -------------   -------------
NET EARNINGS (LOSS)                                                                             (896)          2,423
                                                                                       =============   =============

EARNINGS (LOSS) PER SHARE (note 12): Earnings (loss) per share - basic and diluted:
  Net earnings (loss) from continuing operations                                       $        (0.03) $         0.07
  Net earnings (loss) from discontinued operations                                     $         0.01  $           --
                                                                                       --------------  --------------
  Net earnings (loss)                                                                  $        (0.02) $         0.07
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
                                   (UNAUDITED)

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                            ---------------------------------------
                                                                                   2004                 2003
                                                                            ------------------   ------------------

CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net earnings (loss) from continuing operations                              $           (1,096)  $            2,518
Items not involving cash:
   Depreciation and amortization                                                         2,483                2,533
   Write-downs (recoveries)                                                               (898)                 628
   Income from equity-accounted investees                                                   --                 (287)
   Deferred income taxes                                                                  (167)                  --
   Loss on retirement of notes                                                             784                   --
   Stock and other non-cash compensation                                                   561                1,101
   Non-cash foreign exchange (gain) loss                                                   165                 (205)
Premium on repayment of notes                                                             (576)
Investment in film assets                                                                  (71)                (240)
Changes in restricted cash                                                               3,732                 (998)
Changes in other non-cash operating assets and liabilities                                 907               (5,357)
Net cash provided by (used in) operating activities from discontinued
   operations                                                                               --                 (248)
                                                                            ------------------   ------------------
Net cash provided by (used in) operating activities                                      5,824                 (555)
                                                                            ------------------   ------------------

INVESTING ACTIVITIES
Purchase of fixed assets                                                                  (164)                (302)
Increase in other assets                                                                  (318)                (195)
Increase in other intangible assets                                                        (40)                (172)
Net cash used in investing activities from discontinued operations                          --                  (21)
                                                                            ------------------   ------------------
Net cash used in investing activities                                                     (522)                (690)
                                                                            ------------------   ------------------

FINANCING ACTIVITIES
Repayment of Old Senior Notes due 2005                                                 (29,234)                  --
Financing costs related to New Senior Notes due 2010                                      (347)                  --
Common shares issued                                                                        11                   --
Net cash provided by financing activities from discontinued operations                     200                  200
                                                                            ------------------   ------------------
Net cash provided by (used in) financing activities                                    (29,370)                 200
                                                                            ------------------   ------------------

Effects of exchange rate changes on cash                                                   (27)                  24
                                                                            ------------------   ------------------

DECREASE IN CASH AND CASH EQUIVALENTS FROM CONTINUING    OPERATIONS                    (24,295)                (952)
Increase (decrease) in cash and cash equivalents from discontinued
   operations                                                                              200                  (69)
                                                                            ------------------   ------------------
DECREASE IN CASH AND CASH EQUIVALENTS, DURING THE PERIOD                               (24,095)              (1,021)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          47,282               33,801
                                                                            ------------------   ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $           23,187   $           32,780
                                                                            ==================   ==================

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

         The Company reports its results under United States Generally Accepted Accounting Principles ("U.S. GAAP"). The financial statements and results referred herein are reported under U.S. GAAP. Significant differences between United States and Canadian Generally Accepted Accounting Principles are described in note 19.

         These financial statements should be read in conjunction with the Company's most recent annual report on Form 10-K for the year ended December 31, 2003 which should be consulted for a summary of the significant accounting policies utilized by the Company. These interim financial statements are prepared following accounting policies consistent with the Company's financial statements for the year ended December 31, 2003, except as described in note 2.

2.       ACCOUNTING CHANGES

         In January 2003, the FASB issued FIN 46 (revised 2003 by FIN 46R) which requires a variable interest entity ("VIE") to be consolidated by its primary beneficiary ("PB"). The PB is the party that absorbs a majority of the VIE's expected losses and/or receives a majority of the expected residual returns. The Company has evaluated its various variable interests to determine whether they are in VIE's.

         The Company reviewed its management agreements relating to theaters which the Company manages, and has no equity interest, and concluded that such arrangements were not variable interests since the Company's fees are commensurate with the level of service and the theater owner retains the right to terminate the service.

         The Company has also reviewed its financial arrangements with theaters where it shares in the profit or losses of the theater. The Company has not evaluated these arrangements under FIN 46R as the arrangements meet the scope exceptions defined in the pronouncement.

         The Company has determined that one of its film production companies is a VIE with total assets of $0.5 million and total liabilities of $0.6 million as at March 31, 2004. Since the Company absorbs a majority of the VIE's losses, the Company has determined that it is the PB of the entity. The Company continues to consolidate this entity with no material impact on the operating results or financial condition of the Company.

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


3.       FINANCING RECEIVABLES

         The Company generally provides its theater systems to customers on a long-term lease basis, typically with initial lease terms of 10 to 20 years. Financing receivables consisting of net investment in leases and long term receivables are comprised of the following:


                                                                               MARCH 31,      DECEMBER 31,
                                                                                 2004             2003
                                                                           ---------------  ----------------
         NET INVESTMENT IN LEASES
         Gross minimum lease amounts receivable                            $        97,248  $         97,408
         Residual value of equipment                                                   824               824
         Unearned finance income                                                   (39,290)          (38,847)
                                                                           ---------------  ----------------
         Present value of minimum lease amounts receivable                          58,782            59,385
         Accumulated allowance for uncollectible amounts                            (5,115)           (5,840)
                                                                           ---------------  ----------------
         Net investment in leases                                                   53,667            53,545
                                                                           ---------------  ----------------

         Long-term receivables                                                       3,141             3,197
                                                                           ---------------  ----------------

         Total financing receivables                                       $        56,808  $         56,742
                                                                           ===============  ================

4.       INVENTORIES

                                                                               MARCH 31,      DECEMBER 31,
                                                                                 2004             2003
                                                                           ---------------- ----------------
        Raw materials                                                      $         5,765  $          5,868
        Work-in-process                                                              4,671             4,327
        Finished goods                                                              17,163            18,023
                                                                           ---------------  ----------------
                                                                           $        27,599  $         28,218
                                                                           ===============  ================

5.       NEW SENIOR NOTES DUE 2010

         As at March 31, 2004, the Company has $160.0 million aggregate principal of 9.625% senior notes due December 1, 2010 (the "New Senior Notes"). The Company conducted an exchange offer to exchange all outstanding New Senior Notes for up to $160.0 million aggregate principal amount of senior notes due December 1, 2010 that were registered, but which are not yet effective under the U.S. Securities Act of 1933, as amended (the "Registered Notes"). On February 27, 2004, the Company filed a registration statement on Form S-4 in relation to the Registered Notes. The Registered Notes continue to be unconditionally guaranteed, jointly and severally, by certain of the Company's wholly-owned subsidiaries. After the exchange the terms of the Registered Notes were substantially identical to the terms of the New Senior Notes, and evidence the same indebtedness as the New Senior Notes, except that the Registered Notes are registered under U.S. securities laws, do not contain restrictions on transfer or provisions relating to special interest under circumstances related to the timing of the exchange offer, bear a different CUSIP number from the New Senior Notes and do not entitle their holders to registration rights.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)


6.       OLD SENIOR NOTES DUE 2005

         In December 2003 the Company completed a tender offer and consent solicitation for the remaining $152.8 million of principal of senior notes due December 1, 2005 bearing interest at a rate of 7.875% per annum (the "Old Senior Notes") that were not retired previously. In December 2003, $123.6 million in principal of the Old Senior Notes were redeemed pursuant to the tender offer. Notice of Redemption for all remaining outstanding Old Senior Notes was delivered on December 4, 2003 and the remaining $29.2 of outstanding Old Senior Notes were redeemed on January 2, 2004 using proceeds from its private placement (see note 5).

         In the first quarter of 2004, the Company recorded a loss of $0.8 million related to the retirement of the Company's Old Senior Notes.

7.       COMMITMENTS

(a) The Company's total minimum annual rental payments to be made under operating leases for premises as of March 31, 2004 for each of the years ended December 31 are as follows:


                  2004                                          $  4,145
                  2005                                             5,827
                  2006                                             5,720
                  2007                                             5,554
                  2008                                             5,339
                  Thereafter                                      37,184
                                                              ----------
                                                                $ 63,769
                                                              ==========

(b) As at March 31, 2004, the Company has letters of credit of $4.3 million outstanding of which $1.2 million have been collateralized by cash deposits and the remainder have been issued under the credit facility arrangement (see note 17).

(C) In March 2004, the Company received $5.0 million in cash under a film financing arrangement which is included in accrued liabilities. The Company is required to expend these funds towards the production of a future motion picture title.


8.       CONTINGENCIES

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


8.       CONTINGENCIES  (cont'd)

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

(D) In January 2004, the Company and IMAX Theatre Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages of approximately $3.7 million before the International Court of Arbitration of the International Chambers of Commerce with respect to the breach by Electronic Media Limited ("EML") of its December 2000 agreement with the Company. In April 2004, EML filed an answer and counterclaim seeking the return of funds EML has paid to the Company, incidental expenses and punitive damages. The Company believes that the allegations made by EML in its counterclaim are entirely without merit and will accordingly defend the claims vigorously. The Company believes that the amount of loss, if any, suffered in connection with this arbitration would not have a material impact on the financial position or results of operation of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

(E) In January 2000, Euromax, an association of European large-screen cinema owners, filed a compliant against the Company with the European Commission based on European Community ("EC") competition rules. The complaint alleged illegal tying and excessive pricing practices. The EC issued a final written decision in rejecting the complaint in its entirety on March 25, 2004.

(F) In addition to the matters described above, the Company is currently involved in other legal proceedings which, in the opinion of the Company's management, will not materially affect the Company's financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such proceedings.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)



9.       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS SUPPLEMENTAL
         INFORMATION

(A) In the normal course of its business, the Company each year will have customers who, for a number of reasons including the inability to obtain certain consents, approvals or financing, are unable to proceed with theater construction. Once the determination is made that the customer will not proceed with installation, the lease agreement with the customer is generally terminated by the Company. Upon the customer and the Company being released from their future obligations under the agreement, the initial lease payments that the customer previously made to the Company are recognized as revenue. Included in systems revenue for the first quarter of 2004 is $4.5 million (2003 - $2.6 million) for amounts recognized under terminated lease agreements.

(B) Included in selling, general and administrative expenses for 2004 is $0.3 million (2003 - $0.4 million gain) for net foreign exchange losses related to the translation of foreign currency denominated monetary assets, liabilities and integrated subsidiaries.

10.      RECEIVABLE PROVISIONS (RECOVERIES), NET

                                                                                    THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                               ----------------------------
                                                                                    2004           2003
                                                                               -------------   ------------
        Accounts receivable provisions (recoveries), net                       $       (173)   $        614
        Financing receivables provisions (recoveries), net(1)                  $       (725)   $         --
                                                                               ------------    ------------
        Receivable provisions (recoveries), net                                $       (898)   $        614
                                                                               ============    ============

        (1) For the quarter ended March 31, 2004, the Company recorded a recovery of previously provided amounts of $0.7 million (2003
             - $nil) as collectibility uncertainty associated with certain leases was resolved by amendment or settlement of the leases.

11.      INCOME TAXES

         The effective tax rate on earnings differs significantly from the Canadian statutory rate due to the effect of permanent differences, income taxed at differing rates in foreign and other provincial jurisdictions and changes in the Company's valuation allowance on deferred tax assets. The income tax expense (recovery) for the quarter is calculated by applying the estimated average annual effective tax rate to quarterly pre-tax income. The Company recorded a current tax expense of $nil in the current quarter (2003 - $0.1 million).

         As at March 31, 2004, the Company has recognized net deferred income tax assets of $3.9 million, comprised of tax credit carryforwards, net operating loss and capital loss carryforwards and other deductible temporary differences, which can be utilized to reduce either taxable income or taxes otherwise payable in future years. As of March 31, 2004, the Company had a gross deferred income tax asset of $50.9 million, against which the Company is carrying a $47.0 million valuation allowance.

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


12.      CAPITAL STOCK

(A)      STOCK BASED COMPENSATION

         The Company currently follows the intrinsic value method of accounting for employee stock options as prescribed by APB 25. If the fair value methodology prescribed by FAS 123 had been adopted by the Company, pro forma results for the three months ended March 31, would have been as follows:

                                                                                      2004              2003
                                                                                ----------------  ----------------
          Net earnings (loss) as reported                                       $          (896)  $          2,423
          Stock based compensation expense, if the methodology
             prescribed by FAS 123 had been adopted                                      (1,594)            (2,223)
                                                                                ---------------   ----------------
          Adjusted net earnings                                                 $        (2,490)  $            200
                                                                                ===============   ================

          Earnings per share - basic and diluted:
             Net earnings (loss) as reported                                    $         (0.02)  $           0.07
             FAS 123 stock based compensation expense                                     (0.04)  $          (0.06)
                                                                                ---------------   ----------------
             Adjusted net earnings (loss)                                       $         (0.06)  $           0.01
                                                                                ===============   ================

         Of the total stock based compensation expense under FAS 123 for the three months ended March 31, 2004 of $1,594, $1,205 relates to stock grants made in 2000 at an average exercise price of $24.25. In accordance with FAS 123, this expense represents amortization of stock option charges that were valued at the grant date using an option-pricing model with assumptions that were valid at the time with no further update of current stock trends and assumptions.

         The weighted average fair value of common share options granted to employees for the three months ended March 31, 2004 at the time of grant was $2.49 per share (2003 - $1.55 per share). For the three months ended March 31, 2003 and prior, the Company used the Black-Scholes option-pricing model to determine the fair value of common share options granted as estimated at the grant date. The following assumptions were used during the three months ended March 31, 2003: dividend yield of 0% an average risk free interest rate of 2.1%, 20% forfeiture of options vesting greater than two years; expected life of one to seven years; and expected volatility of 50%. As of April 1, 2003, the Company adopted a Binomial option-pricing model to determine the fair value of common share options at the grant date. For the three months ended March 31, 2004, the following assumptions were used: dividend yield of 0%; an average risk free interest rate of 3.68%; an equity risk premium between 5.23% and 5.53%; a beta between .95 and 1.03; expected option life between 4.38 and 4.44 years; an average expected volatility of 62%; and an annual termination probability of 9.62%. Had the Company changed from using the Black-Scholes option pricing model to a Binomial option pricing model effective January 1, 2003 rather than April 1, 2003, the impact would not have been significant.

         In the first quarter of 2004, an aggregate of 13,335 options with an average exercise price of $7.11 to purchase the Company's common stock were issued to certain advisors and strategic partners of the Company. The Company has calculated the fair value of these options to non-employees on the date of grant for the period ended March 31, 2004 to be $0.05 million (2003 - $0.03 million), using a Binomial option-pricing model with the following underlying assumptions: dividend yield of 0%; an average risk free interest rate of 2.92%; expected option life of 5 years; and an average expected volatility of 62.0%.

         The Company has recorded a charge of $0.05 million to film cost of sales related to the non-employee stock options granted in the quarter ended March 31, 2004 (2003 - $0.03 million).

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)

12.      CAPITAL STOCK (cont'd)

(B)      EARNINGS (LOSS) PER SHARE

         Reconciliations of the numerators and denominators of the basic and diluted per-share computations, are comprised of the following:

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                        -------------------------
                                                                                           2004          2003
                                                                                        -----------   -----------

         Net earnings (loss) applicable to common shareholders:
         Net (loss) earnings                                                            $      (896)  $     2,423
                                                                                        ===========   ===========

         Weighted average number of common shares (000's):
         Issued and outstanding, beginning of period                                         39,302        32,973
         Weighted average number of shares issued during the period                               2            --
                                                                                        -----------   -----------
         Weighted average number of shares used in computing basic
           earnings per share                                                                39,304        32,973
         Assumed exercise of stock options, net of shares assumed                                --           300
                                                                                        -----------   -----------
         Weighted average number of shares used in computing diluted
           earnings per share                                                                39,304        33,273
                                                                                        ===========   ===========


         The calculation of diluted earnings (loss) per share for the first quarter of 2004 excludes options to purchase common shares of stock which were outstanding, and for the first quarter of 2003 excludes common shares issuable upon conversion of 5.75% convertible subordinated notes due April 1, 2003 (the "Subordinated Notes") as the impact of these exercises and conversions would be anti-dilutive. The balance of the Company's Subordinated Notes was retired April 1, 2003.

13.      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTAL
         INFORMATION

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                        --------------------------
                                                                                            2004          2003
                                                                                        ------------  ------------

        Interest paid                                                                   $        235  $         20
        Income taxes paid                                                               $        576  $        534

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)


14.      SEGMENTED INFORMATION

         The Company has four reportable segments: IMAX systems, films, theater operations and other.

         There has been no change in the basis of measurement of segment profit or loss from the Company's most recent annual report on form 10-K for the year ended December 31, 2003. Inter-segment transactions are not significant.

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                    ---------------------------
                                                                                         2004          2003
                                                                                    ------------   ------------
        REVENUE
        IMAX systems                                                                $     16,021   $     22,315
        Films                                                                              4,489          6,835
        Theater operations                                                                 3,742          3,166
        Other                                                                                629          1,333
                                                                                    ------------   ------------
        TOTAL                                                                       $     24,881   $     33,649
                                                                                    ============   ============

        EARNINGS (LOSS) FROM OPERATIONS
        IMAX systems                                                                $      9,722   $     10,645
        Films                                                                             (1,103)           630
        Theater operations                                                                   404           (417)
        Other                                                                               (241)         1,064
        Corporate overhead                                                                (5,152)        (5,244)
                                                                                    ------------   ------------
        TOTAL                                                                       $      3,630   $      6,678
                                                                                    ============   ============

15.      DISCONTINUED OPERATIONS

(A)      MIAMI THEATER LLC

         On December 23, 2003, the Company closed its owned and operated Miami IMAX theater. The Company completed its removal of its assets from the theater in the first quarter of 2004, with no financial impact. The Company is involved in an arbitration proceeding with the landlord of the theater with respect to the amount owing to the landlord by the Company for lease and guarantee obligations. The minimum amount of loss to the Company has been established at $0.8 million, which the Company has accrued. As the Company is uncertain as to the outcome of the proceeding no additional amount has been recorded.

(B)      DIGITAL PROJECTION INTERNATIONAL

         Effective December 11, 2001, the Company completed the sale of its wholly-owned subsidiary, Digital Projection International, including its subsidiaries (collectively "DPI"), to a company owned by members of DPI management.

         As part of the transaction, the Company restructured its advances to DPI, releasing DPI from obligations to repay any amounts in excess of $12.7 million previously advanced by the Company, and reorganized the remaining $12.7 million of debt owing to the Company into two separate loan agreements. During the first quarter of 2004, the Company received $0.2 million in cash towards the repayment of this debt, and has recorded a corresponding gain in net earnings (loss) from discontinued operations (2003 - $0.2 million). As of March 31, 2004, the remaining balance is $11.7 million, which has been fully provided for.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)

15.      DISCONTINUED OPERATIONS (cont'd)

(C)      CONSOLIDATED STATEMENT OF OPERATIONS FOR MIAMI THEATER AND DPI

         The net earnings (loss) from discontinued operations summarized in the Consolidated Statements of Operations, for the periods ended March 31, was comprised of the following:

                                                                                         THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                    -----------------------------
                                                                                         2004            2003
                                                                                    -------------   -------------

         Net earnings (loss) from discontinued operations(1)                        $         200   $         (95)
                                                                                    =============   =============

         (1)  Net of income tax provision of $nil in 2004 (2003 - $nil).

16.      DEFINED BENEFIT PLAN

         The Company has a defined benefit pension plan covering its two Co-Chief Executive Officers. The plan provides for a lifetime retirement benefit from age 55 determined as 75% of the member's best average 60 consecutive months of earnings during the 120 months proceeding retirement. Once benefit payments begin, the benefit is indexed annually to the cost of living and further provides for 100% continuance for life to the surviving spouse. The benefits were 50% vested as at July 12, 2000, the plan initiation date. The vesting percentage increases on a straight-line basis from inception until age
         55. The vesting percentage of a member whose employment terminates other than by voluntary retirement shall be 100%. Also, upon the occurrence of a change in control of the Company prior to termination of a member's employment, the vesting percentage shall become 100%. As the plan is unfunded, the Company had not paid any contributions in the period ended March 31, 2004 and does not expect to pay any contributions in the remainder of the year. The following table provides disclosure of pension expense for the defined benefit plan for the periods ended March 31:

                                                                                        THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                  --------------------------------
                                                                                        2004             2003
                                                                                  ---------------  ---------------
         Service cost                                                             $           516  $           489
         Interest cost                                                                        317              272
         Amortization of prior service cost                                                   349              349
                                                                                  ---------------  ---------------
         Pension expense                                                          $         1,182  $         1,110
                                                                                  ===============  ===============

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)


17.      CREDIT FACILITY

         On February 6, 2004, the Company entered into a loan agreement for a secured revolving credit facility with Congress Financial Corporation (Canada) (the "Credit Facility") The Credit Facility is a three-year revolving credit facility with yearly renewal options thereafter, permitting maximum aggregate borrowings of $20.0 million, subject to a borrowing base calculation which includes the Company's financing receivables, and certain reserve requirements. The Credit Facility bears interest at Prime + 0.25% per annum or Libor + 2.0% per annum and is collateralized by a first priority security interest in all of the current and future assets of the Company. The Credit Facility contains typical affirmative and negative covenants, including covenants that restrict the Company's ability to: incur certain additional indebtedness; make certain loans, investments or guarantees; pay dividends; make certain asset sales; incur certain liens or other encumbrances; conduct certain transactions with affiliates and enter into certain corporate transactions or dissolve. In addition, the Credit Facility contains customary events of default, including upon an acquisition or a change of control that has a material adverse effect on the Company's financial condition. The Credit Facility also requires the Company to maintain a minimum level of earnings before interest, taxes, depreciation and amortization, and cash collections. As at March 31, 2004, no amount is outstanding on the facility.

18.      SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

         The Company's New Senior Notes are unconditionally guaranteed, jointly and severally by specific wholly-owned subsidiaries of the Company (the "Guarantor Subsidiaries"). The main Guarantor Subsidiaries are David Keighley Productions 70 MM Inc., Sonics Associates Inc., and the subsidiaries that own and operate certain theaters. These guarantees are full and unconditional. The information under the column headed "Non-Guarantor Subsidiaries" relates to the following subsidiaries of the Company: IMAX Japan Inc., IMAX B.V., and IMAX Entertainment Pte. Inc., (the "Non-Guarantor Subsidiaries") which have not provided any guarantees of the New Senior Notes.

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


18.      SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Balance Sheets as at March 31, 2004:

                                                                                              ADJUSTMENTS
                                                  IMAX         GUARANTOR     NON-GUARANTOR        AND         CONSOLIDATED
                                               CORPORATION    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS        TOTAL
                                              -------------  -------------   -------------    ------------    ------------
ASSETS
Cash and cash equivalents                     $      12,910  $      10,080   $         197   $          --    $     23,187
Restricted cash                                       1,229             --              --              --           1,229
Accounts receivable                                  12,335          3,412             403              --          16,150
Financing receivables                                55,407          1,401              --              --          56,808
Inventories                                          27,269            259              71              --          27,599
Prepaid expenses                                      2,964            148             283              --           3,395
Intercompany receivables                             20,267         22,408          17,554         (60,229)             --
Film assets                                              18          1,209              --              --           1,227
Fixed assets                                         32,737          1,782               3              --          34,522
Other assets                                         13,575             --              --              --          13,575
Deferred income taxes                                 3,872             51              --              --           3,923
Goodwill                                             39,027             --              --              --          39,027
Other intangible assets                               3,278             --              --              --           3,278
Investments in subsidiaries                          30,390             --              --         (30,390)             --
                                              -------------  -------------   -------------   -------------    ------------
    Total assets                              $     255,278  $      40,750   $      18,511   $     (90,619)   $    223,920
                                              =============  =============   =============   =============    ============

LIABILITIES
Accounts payable                                      2,126          2,908               3              --           5,037
Accrued liabilities                                  49,416          1,752             220              --          51,388
Intercompany payables                                42,268         35,045          13,269         (90,582)             --
Deferred revenue                                     54,997          4,988             120              --          60,105
Senior notes due 2010                               160,000             --              --              --         160,000
                                              -------------  -------------   -------------   -------------   -------------
    Total liabilities                               308,807         44,693          13,612         (90,582)        276,530
                                              -------------  -------------   -------------   -------------   -------------

SHAREHOLDER'S DEFICIT
Common stock                                        115,620             --              117           (117)        115,620
Other equity/Additional paid in
    capital/Contributed surplus                       2,176         46,960              --         (45,926)          3,210
Deficit                                            (172,584)       (50,289)          4,782          46,006        (172,085)
Accumulated other comprehensive income
    (loss)                                            1,259           (614)             --              --             645
                                              -------------  -------------   -------------   -------------   -------------
    Total shareholders' equity (deficit)      $     (53,529) $      (3,943)  $       4,899   $          37   $     (52,610)
                                              -------------  -------------   -------------   -------------   -------------
    Total liabilities & shareholders'
equity (deficit)                              $     255,278  $      40,750   $      18,511   $     (90,619)  $     223,920
                                              =============  =============   =============   =============   =============


In certain guarantor subsidiaries accumulated losses have exceeded the original investment balance. As a result of applying equity accounting, the parent company has consequently reduced intercompany receivable balances with respect to these guarantor subsidiaries in the amounts of $30.5 million as at March 31, 2004.

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


18.      SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Balance Sheets as at December 31, 2003:


                                                                                              ADJUSTMENTS
                                                  IMAX         GUARANTOR     NON-GUARANTOR        AND          CONSOLIDATED
                                               CORPORATION    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS        TOTAL
                                              -------------   ------------   -------------    ------------     ------------

ASSETS
Cash and cash equivalents                     $      41,311  $       5,696   $         275   $          --    $      47,282
Restricted cash                                       4,961             --              --              --            4,961
Accounts receivable                                   9,924          3,468             495              --           13,887
Financing receivables                                55,294          1,407              41              --           56,742
Inventories                                          29,775            620              69          (2,246)          28,218
Prepaid expenses                                      1,098            523             281              --            1,902
Inter-company receivables                            21,203         21,745          15,184         (58,132)              --
Film assets                                             361          1,207              --              --            1,568
Fixed assets                                         33,897          1,918               3              --           35,818
Other assets                                         13,827             --              --              --           13,827
Deferred income taxes                                 3,705             51              --              --            3,756
Goodwill                                             39,027             --              --              --           39,027
Other intangible assets                               3,388             --              --              --            3,388
Investments in subsidiaries                          26,196             --              --         (26,196)              --
                                              -------------  -------------   -------------   -------------   --------------
    Total assets                              $     283,967  $      36,635   $      16,348   $     (86,574)  $      250,376
                                              =============  =============   =============   =============   ==============

LIABILITIES
Accounts payable                                      3,605          2,175              --              --    $       5,780
Accrued liabilities                                  41,618          1,803             373              --           43,794
Inter-company payables                               43,885         31,640          11,065         (86,590)              --
Deferred revenue                                     58,319          4,889             136              --           63,344
New Senior Notes due 2010                           160,000             --              --              --          160,000
Old Senior Notes due 2005                            29,234             --              --              --           29,234
                                              -------------  -------------   -------------   -------------   --------------
    Total liabilities                               336,661         40,507          11,574         (86,590)         302,152
                                              -------------  -------------   -------------   -------------   --------------

SHAREHOLDER'S DEFICIT
Common stock                                        115,609             --             117            (117)         115,609
Other equity/Additional paid in
    capital/Contributed surplus                       2,125         46,960              --         (45,926)           3,159
Deficit                                            (171,687)       (50,218)          4,657          46,059         (171,189)
Accumulated other comprehensive income
    (loss)                                            1,259           (614)             --              --              645
                                              -------------  -------------   -------------   -------------   --------------
    Total shareholders' (deficit)             $     (52,694) $      (3,872)  $       4,774   $          16          (51,776)
                                              -------------  -------------   -------------   -------------   --------------
    Total liabilities & shareholders'
equity (deficit)                              $     283,967  $      36,635   $      16,348   $     (86,574)  $      250,376
                                              =============  =============   =============   =============   ==============


     In certain guarantor subsidiaries accumulated losses have exceeded the original investment balance. As a result of applying equity accounting, the parent company has consequently reduced inter-company receivable balances with respect to these guarantor subsidiaries in the amounts of $26.5 million as at December 31, 2003.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)

18.      SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Operations for the three months ended March 31, 2004:

                                                                                              ADJUSTMENTS
                                                  IMAX         GUARANTOR     NON-GUARANTOR        AND        CONSOLIDATED
                                               CORPORATION    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS       TOTAL
                                              -------------  -------------   -------------   --------------  -------------
REVENUE
IMAX systems                                  $      15,537  $         270   $         322   $        (108)  $      16,021
Films                                                 3,673          1,477               4            (665)          4,489
Theater operations                                      137          3,622              --             (17)          3,742
Other                                                   628             --               1              --             629
                                              -------------  -------------   -------------   -------------   -------------
                                                     19,975          5,369             327            (790)         24,881
COST OF GOODS AND SERVICES                            7,817          5,369             123            (790)         12,519
                                              -------------  -------------   -------------   -------------   -------------
GROSS MARGIN                                         12,158             --             204              --          12,362

Selling, general and administrative expenses          8,118            138              79              --           8,335
Research and development                              1,144             --              --              --           1,144
Amortization of intangibles                             151             --              --              --             151
Loss (income) from equity-accounted
    investees                                           (53)            --              --              53              --
Receivable provisions (recoveries), net                (822)           (76)             --              --            (898)
                                              -------------  -------------   -------------   -------------   -------------
EARNINGS (LOSS) FROM OPERATIONS                       3,620            (62)            125             (53)          3,630

Interest income                                         126             --              --              --             126
Interest expense                                     (4,059)            (9)             --              --          (4,068)
Loss on retirement of notes                            (784)            --              --              --            (784)
                                              -------------  -------------   -------------   -------------   -------------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS BEFORE INCOME TAXES                   (1,097)           (71)            125             (53)         (1,096)
Recovery of (provision for) income taxes                 --             --              --              --              --
                                              -------------  -------------   -------------   -------------   -------------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS                                       (1,097)           (71)            125             (53)         (1,096)
Net earnings from discontinued operations               200             --              --              --             200
                                              -------------  -------------   -------------   -------------   -------------
NET EARNINGS (LOSS)                           $        (897) $         (71)  $         125   $         (53)  $        (896)
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



18.      SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Operations for the three months ended March 31, 2003:

                                                                                               ADJUSTMENTS
                                                  IMAX         GUARANTOR     NON-GUARANTOR         AND        CONSOLIDATED
                                               CORPORATION    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS        TOTAL
                                              ------------   -------------   -------------   -------------   --------------
REVENUE
IMAX systems                                  $      21,862  $       1,850   $         318   $      (1,715)  $      22,315
Films                                                 4,042          3,394              17            (618)          6,835
Theater operations                                       90          3,111              --             (35)          3,166
Other                                                 1,291             --             107             (65)          1,333
                                              -------------  -------------   -------------   --------------  -------------
                                                     27,285          8,355             442          (2,433)         33,649
COST OF GOODS AND SERVICES                           11,771          8,123             174          (2,420)         17,648
                                              -------------  -------------   -------------   -------------   -------------
GROSS MARGIN                                         15,514            232             268             (13)         16,001

Selling, general and administrative expenses          7,710            277             157              --           8,144
Research and development                                712             --              --              --             712
Amortization of intangibles                             140             --              --              --             140
Loss (income) from equity-accounted
    investees                                           (37)            34              --            (284)           (287)
Receivable provisions (recoveries), net                 614             --              --              --             614
                                              -------------  -------------   -------------   -------------   -------------
EARNINGS (LOSS) FROM OPERATIONS                       6,375            (79)            111             271           6,678

Interest income                                         265             --              --              --             265
Interest expense                                     (4,279)            (9)             --              --          (4,288)
                                              -------------  -------------   -------------   -------------   -------------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS BEFORE INCOME TAXES                    2,361            (88)            111             271           2,655
Provision for income taxes                             (125)           (12)             --              --            (137)
                                              -------------  -------------   -------------   -------------   -------------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS                                        2,236           (100)            111             271           2,518
Net earnings from discontinued operations               200           (295)             --              --             (95)
                                              -------------  -------------   -------------   -------------   -------------
NET EARNINGS (LOSS)                           $       2,436  $        (395)  $         111   $         271   $       2,423
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


18.      SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Cash Flows for the three months ended March 31, 2004:

                                                                                                 ADJUSTMENTS
                                                      IMAX         GUARANTOR    NON-GUARANTOR        AND        CONSOLIDATED
                                                   CORPORATION   SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS        TOTAL
                                                   -----------   ------------   -------------   ------------    ------------
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net earnings (loss) from continuing operations    $      (1,097) $         (71) $         125   $       (53)    $    (1,096)
Items not involving cash:
    Depreciation and amortization                         2,338            145             --            --           2,483
    Write-downs (recoveries)                               (822)           (76)            --            --            (898)
    Loss from equity-accounted investees                    (53)            --             --            53              --
    Deferred income taxes                                  (167)            --             --            --            (167)
    Loss on retirement of notes                             784             --             --            --             784
    Stock and other non-cash compensation                   561             --             --            --             561
    Non-cash foreign exchange loss                          165             --             --            --             165
Premium on repayment of notes                              (576)            --             --            --            (576)
Investment in film assets                                   (69)            (2)            --            --             (71)
Changes in restricted cash                                3,732             --             --            --           3,732
Changes in other non-cash operating assets and
    liabilities                                          (3,275)         4,390           (208)           --             907
Net cash used in operating activities from
   discontinued operations                                   --             --             --            --              --
                                                  -------------  -------------  -------------   -----------     -----------
Net cash provided by (used in) operating                  1,521          4,386            (83)           --           5,824
                                                  -------------  -------------  -------------   -----------     -----------
activities

INVESTING ACTIVITIES
Disposal (purchase) of fixed assets                        (155)            (9)            --            --            (164)
Decrease (increase) in other assets                        (318)            --             --            --            (318)
Decrease (increase) in other intangible assets              (40)            --             --            --             (40)
                                                  -------------  -------------  -------------   -----------     -----------
Net cash used in investing activities                      (513)            (9)            --            --            (522)
                                                  -------------  -------------  -------------   -----------     -----------

FINANCING ACTIVITIES
Repayment of Old Senior Notes due 2005                  (29,234)            --             --            --         (29,234)
Financing costs related to New Senior Notes due
   2010                                                    (347)            --             --            --            (347)
Common shares issued                                         11             --             --            --              11
Net cash provided by financing activities from
   discontinued operations                                  200             --             --            --             200
                                                  -------------  -------------  -------------   -----------     -----------
Net cash used in financing activities                   (29,370)            --             --            --         (29,370)
                                                  -------------  -------------  -------------   -----------     -----------

Effects of exchange rate changes on cash                    (39)             7              5            --             (27)
                                                  -------------  -------------  -------------   -----------     -----------

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS FROM CONTINUING OPERATIONS               (28,601)         4,384            (78)           --         (24,295)
Increase (decrease) in cash and cash equivalents
   from discontinued operations                             200             --             --            --             200
                                                  -------------  -------------  -------------   -----------     -----------
INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS, DURING THE PERIOD                      (28,401)         4,384            (78)           --         (24,095)

Cash and cash equivalents, beginning of period           41,311          5,696            275            --          47,282
                                                  -------------  -------------  -------------   -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD          $      12,910  $      10,080  $         197   $        --     $    23,187
                                                  =============  =============  =============   ===========     ===========

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


18.      SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Cash Flows for the three months ended March 31, 2003:

                                                                                                   ADJUSTMENTS
                                                        IMAX         GUARANTOR    NON-GUARANTOR        AND        CONSOLIDATED
                                                     CORPORATION   SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS       TOTAL
                                                    ------------   ------------   -------------   ------------    ------------
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net earnings (loss) from continuing operations      $    2,236     $     (100)    $      111      $      271      $    2,518
Items not involving cash:
    Depreciation and amortization                        2,303            228              2              --           2,533
    Write-downs (recoveries)                               614             14             --              --             628
    Loss (income) from equity-accounted
      investees                                            (37)            34             --            (284)           (287)
    Stock and other non-cash compensation                1,101             --             --              --           1,101
    Non-cash foreign exchange gain                        (205)            --             --                            (205)
Investment in film assets                                 (240)            --             --              --            (240)
Changes in restricted cash                                (998)            --             --              --            (998)
Changes in other non-cash operating assets and
    liabilities                                         (5,132)          (296)            37              34          (5,357)
Net cash used in operating activities from
    discontinued operations                               (274)            26             --              --            (248)
                                                    ----------     ----------     ----------      ----------       ---------
Net cash provided by (used in) operating
    activities                                            (632)           (94)           150              21            (555)
                                                    ----------     ----------     ----------      ----------       ---------

INVESTING ACTIVITIES
Purchase of fixed assets                                   (69)          (210)            (2)            (21)           (302)
Increase in other assets                                  (195)            --             --              --            (195)
Increase in other intangible assets                       (172)            --             --              --            (172)
Net cash used in investing activities from
    discontinued operations                                 --            (21)            --              --             (21)
                                                    ----------     ----------     ----------      ----------       ---------
Net cash used in investing activities                     (436)          (231)            (2)            (21)           (690)
                                                    ----------     ----------     ----------      ----------       ---------

FINANCING ACTIVITIES
Net cash used in financing activities from
    discontinued operations                                200             --             --              --             200
                                                    ----------     ----------     ----------      ----------       ---------
Net cash used in financing activities                      200             --             --              --             200
                                                    ----------     ----------     ----------      ----------       ---------

Effects of exchange rate changes on cash                    44            (22)             2              --              24
                                                    ----------     ----------     ----------      ----------       ---------

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS FROM CONTINUING OPERATIONS                 (750)          (352)           150              --            (952)
Increase (decrease) in cash and cash
equivalents                                                (74)             5             --              --             (69)
                                                    ----------     ----------     ----------      ----------       ---------
   from discontinued operations
INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS, DURING THE PERIOD                        (824)          (347)           150              --          (1,021)

Cash and cash equivalents, beginning of period          27,756          5,695            350              --          33,801
                                                    ----------     ----------     ----------      ----------       ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD            $   26,932     $    5,348     $      500      $       --       $  32,780
                                                    ==========     ==========     ==========      ==========       =========

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)

19. SUMMARY OF MATERIAL DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) IN THE UNITED STATES AND CANADA

         The accounting principles followed by the Company conform with U.S. GAAP. Significant differences affecting the Company between U.S. GAAP and Canadian Generally Accepted Accounting Principles ("Canadian GAAP") are described below.

     1.  EQUITY ACCOUNTED INVESTEES

         Canadian GAAP requires the accounts of jointly controlled enterprises to be proportionately consolidated. Under U.S. GAAP, investments in jointly controlled entities are accounted as equity investments. During the three month period ended March 31, 2004, the Company did not have any investments in jointly controlled entities.

     2.  FIXED ASSET IMPAIRMENTS

         Fixed asset impairments under U.S. GAAP are calculated based on a discounted future cash flow basis. Under Canadian GAAP, prior to January 1, 2002, impairments were calculated based on an undiscounted future cash flow basis. Any impairment differences resulted in higher depreciation for the remaining useful life of the assets.

     3.  STOCK-BASED COMPENSATION

         Under U.S GAAP, the Company accounts for stock-based compensation under the intrinsic value method set out in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and its related interpretations, and has made pro forma disclosures of net earnings (loss) and earnings (loss) per share in note 13 as if the methodology prescribed by FASB Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), had been adopted. Under Canadian GAAP, the Company adopted the fair value provisions of CICA Section 3870, "Stock-based Compensation and Other Stock-based Payments" effective January 1, 2003. As of this date, stock options given to employees or directors are recorded as an expense in the consolidated statement of operations and credited to other equity.

     4.  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         In the period ended March 31, 2003, the U.S. GAAP financial statements included an additional $0.5 million in selling, general and administrative expenses which was recorded in the December 31, 2002 Canadian GAAP financial statements due to the timing of finalization of certain compensation awards.

     5.  INTEREST ON CONVERTIBLE SUBORDINATED NOTES

         Convertible Subordinated Notes are carried at face value as a liability under U.S. GAAP. Under Canadian GAAP, the carrying value of the convertible subordinated notes is allocated between debt and equity elements and classified separately in the balance sheet. The debt element was calculated by discounting the stream of future payments of interest and principal at the prevailing market rate for a similar liability that does not have an associated conversion feature. The accretion of the liability component of the notes is recorded as interest expense in the statement of operations.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)



19. SUMMARY OF MATERIAL DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) IN THE UNITED STATES AND CANADA (cont'd)

     6.  PENSION ASSET AND LIABILITIES

         Under U.S. GAAP, included in accrued liabilities, is a minimum pension liability of $5.2 million as at March 31, 2004 and $5.5 million as at December 31, 2003, representing unrecognized prior service costs. There is an equal amount recorded in other assets. Under Canadian GAAP, a minimum pension liability and corresponding asset are not recorded.

         RECONCILIATION TO CANADIAN GAAP

         CONSOLIDATED STATEMENTS OF OPERATIONS

         The following is a reconciliation of net earnings (loss) reflecting the difference between Canadian and U.S. GAAP:

                                                                                    THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                              -----------------------------
                                                                                   2004            2003
                                                                              -------------   -------------

         Net earnings (loss) in accordance with United States GAAP            $        (896)  $       2,423
         Equity accounted investees(1)                                                   --            (599)
         Depreciation of Fixed assets(2)                                                (41)            (41)
         Stock-based compensation(3)                                                     (1)             (2)
         Timing differences - Selling, general and administrative
           expenses(4)                                                                   --             500
         Interest accretion on Subordinated Notes(5)                                     --             (48)
                                                                              -------------   -------------
         Net earnings in accordance with Canadian GAAP                        $        (938)  $       2,233
                                                                              =============   =============

         Earnings (loss) per share (note 12):
         Earnings (loss) per share - basic and diluted:
           Net earnings (loss) from continuing operations                     $        (0.03) $        0.07
           Net earnings from discontinued operations                          $         0.01  $          --
                                                                              --------------  -------------
           Net earnings (loss)                                                $        (0.02) $        0.07
                                                                              ==============  =============

         CONSOLIDATED SHAREHOLDERS' EQUITY (DEFICIT)

         The following is a reconciliation of shareholders' equity (deficit) reflecting the difference between Canadian and U.S. GAAP:

                                                                                  MARCH 31,       DECEMBER 31,
                                                                                    2004              2003
                                                                              ---------------   ---------------

         Shareholders' equity (deficit) in accordance with United States
           GAAP                                                               $     (52,610)    $       (51,776)
         Fixed asset impairments(2)                                                     811                 852
                                                                              -------------     ---------------
         Shareholders' equity (deficit) in accordance with Canadian GAAP      $     (51,799)    $       (50,924)
                                                                              =============     ===============

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)


19. SUMMARY OF MATERIAL DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) IN THE UNITED STATES AND CANADA (cont'd)

         CONSOLIDATED BALANCE SHEET

         The following is the Canadian GAAP Consolidated Balance Sheet as at December 31, 2003:


                                                                                                   AS AT
                                                                                                DECEMBER 31,
                                                                                                    2003
                                                                                                -----------
         ASSETS
         Cash and cash equivalents                                                              $    47,282
         Restricted cash                                                                              4,961
         Accounts receivable                                                                         13,887
         Financing receivable                                                                        56,742
         Inventories                                                                                 28,218
         Prepaid expenses                                                                             1,902
         Film assets                                                                                  1,568
         Property, plant and equipment                                                               36,670
         Other assets                                                                                 8,297
         Future income taxes                                                                          3,756
         Goodwill                                                                                    39,027
         Other intangible assets                                                                      3,388
                                                                                                -----------
            Total assets                                                                        $   245,698
                                                                                                ===========

         LIABILITIES
         Accounts payable                                                                       $     5,780
         Accrued liabilities                                                                         38,264
         Deferred revenue                                                                            63,344
         New senior notes due 2010                                                                  160,000
         Old senior notes due 2005                                                                   29,234
                                                                                                -----------
            Total liabilities                                                                       296,622
                                                                                                -----------

         SHAREHOLDERS' EQUITY (DEFICIT)
         Capital stock Common shares. Authorized - unlimited number.
           Issued and outstanding - 39,301,758 (2002 - 32,973,366)                                  114,153
         Other equity                                                                                 3,536
         Contributed surplus                                                                         11,857
         Deficit                                                                                   (182,297)
         Cumulative foreign currency translation adjustments                                          1,827
                                                                                                -----------
            Total shareholders' equity (deficit)                                                    (50,924)
                                                                                                -----------
            Total liabilities and shareholders' equity (deficit)                                $   245,698
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


19. SUMMARY OF MATERIAL DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) IN THE UNITED STATES AND CANADA (cont'd)

         CONSOLIDATED STATEMENT OF OPERATIONS

         The following is the Canadian GAAP Consolidated Statement of Operations for the three months ended March 31, 2003:

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                                        2003
                                                                                 ------------------
        REVENUE
        IMAX systems                                                                $    22,315
        Films                                                                             6,835
        Theater operations                                                                3,166
        Other                                                                             2,079
                                                                                    -----------
                                                                                         34,395
        COSTS OF GOODS AND SERVICES                                                      18,657
                                                                                    -----------
        GROSS MARGIN                                                                     15,738

        Selling, general and administrative expenses                                      7,646
        Research and development                                                            712
        Amortization of intangibles                                                         140
        Receivable provisions, net of (recoveries)                                          614
                                                                                    -----------
        EARNINGS FROM OPERATIONS                                                          6,626

        Interest income                                                                     265
        Interest expense                                                                 (4,426)
                                                                                    -----------
        NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                2,465
        Provision for income taxes                                                         (137)
                                                                                    -----------
        NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS                                    2,328
        Net earnings (loss) from discontinued operations                                    (95)
                                                                                    -----------
        NET EARNINGS (LOSS)                                                               2,223
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


19. SUMMARY OF MATERIAL DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) IN THE UNITED STATES AND CANADA (cont'd)

         CONSOLIDATED STATEMENT OF CASH FLOWS

         The following is the Canadian GAAP Consolidated Statement of Cash Flows for the three months ended March 31, 2003:


                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                                        2003
                                                                                 -----------------
        CASH PROVIDED BY (USED IN):
        OPERATING ACTIVITIES
        Net earnings from continuing operations                                     $      2,328
        Items not involving cash:
           Depreciation and amortization                                                   2,870
           Write-downs                                                                       628
           Stock and other non-cash compensation                                           1,103
           Interest related to accretion on convertible subordinated notes                    48
           Non-cash foreign exchange (gain) loss                                            (205)
        Recovery (investment) in film assets                                                (240)
        Changes in restricted cash                                                          (998)
        Changes in other non-cash operating assets and liabilities                        (5,811)
        Net cash provided by (used in) operating activities from discontinued
           operations                                                                       (248)
                                                                                    ------------
        Net cash provided by (used in) operating activities                                 (525)
                                                                                    ------------

        INVESTING ACTIVITIES
        Purchase of fixed assets                                                            (317)
        Increase in other assets                                                            (195)
        Increase in other intangible assets                                                 (172)
        Net cash used in investing activities from discontinued operations                   (21)
                                                                                    ------------
        Net cash used in investing activities                                               (705)
                                                                                    ------------

        FINANCING ACTIVITIES
        Repayment of long-term debt                                                         (288)
        Net cash provided by financing activities from discontinued
           operations                                                                        200
                                                                                    ------------
        Net cash provided by (used in) financing activities                                  (88)
                                                                                    ------------

        Effects of exchange rate changes on cash                                              24
                                                                                    ------------

        DECREASE IN CASH AND CASH EQUIVALENTS FROM CONTINUING    OPERATIONS               (1,225)
        Increase (decrease) in cash and cash equivalents from discontinued                   (69)
                                                                                    ------------
        operations
        DECREASE IN CASH AND CASH EQUIVALENTS, DURING THE PERIOD                          (1,294)

        CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    34,380
                                                                                    ------------

        CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $     33,086
                                                                                    ============

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's principal business is the design, manufacture, sales and leasing of projector systems for giant screen theaters for customers including commercial theaters, museums and science centers, and destination entertainment sites. In addition, the Company designs and manufactures high-end sound systems and produces and distributes large format films. There are more than 235 IMAX theaters operating in 34 countries worldwide as of March 31, 2004. IMAX Corporation is a publicly traded company listed on both the TSX and NASDAQ.

ACCOUNTING POLICIES AND ESTIMATES

The Company reports its results under United States Generally Accepted Accounting Principles ("U.S. GAAP"). The financial statements and results referred herein are reported under U.S. GAAP. Significant differences between United States and Canadian Generally Accepted Accounting Principles are described in note 19 of the Consolidated financial statements.

The preparation of these financial statements requires management to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates its estimates, including those related to accounts receivable, net investment in leases, inventories, fixed and film assets, investments, intangible assets, income taxes, contingencies and litigation. Management bases its estimates on historical experience, future expectations and other assumptions that are believed to be reasonable at the date of the financial statements. Actual results may differ from these estimates due to uncertainty involved in measuring, at a specific point in time, events which are continuous in nature. The Company's significant accounting policies are discussed in note 2 of the Consolidated Financial Statements in the Company's most recent annual report on Form 10-K for the year ended December 31, 2003 and are summarized below.

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

TAX ASSET VALUATION

As at March 31, 2004, the Company had net deferred income tax assets of $3.9 million, comprised of tax credit carryforwards, net operating loss and capital loss carryforwards and other deductible temporary differences, which can be utilized to reduce either taxable income or taxes otherwise payable in future years. The Company's management assesses realization of these net deferred income tax assets based on all available evidence and has concluded that it is more likely than not that these net deferred income tax assets will be realized. Positive evidence includes, but is not limited to, the Company's historical earnings, projected future earnings, contracted sales backlog at March 31, 2004, and the ability to realize certain deferred income tax assets through loss and tax credit carryback strategies. If and when the Company's operations in some jurisdictions were to reach a requisite level of profitability or where the Company's future profitability estimates increase due to changes in positive evidence, the Company would reduce all or a portion of the applicable valuation allowance in the period when such determination is made. This would result in an increase to reported earnings and a decrease to the Company's effective tax rate in such period. However, if the Company's projected future earnings do not materialize, or if the Company operates at a loss in certain jurisdictions, or if there is a material change in actual effective tax rates or time period within which the Company's underlying temporary differences become taxable or deductible, the Company could be required to increase the valuation allowance against all or a significant portion of the Company's deferred tax assets resulting in a substantial increase to the Company's effective tax rate for the period of the change and a material adverse impact on its operating results for the period. As at March 31, 2004, the Company had a gross deferred income tax asset of $50.9 million, against which the Company is carrying a $47.0 million valuation allowance.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

TAX ASSET VALUATION (cont'd)

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 VERSUS THREE MONTHS ENDED MARCH 31, 2003

The Company reported net losses from continuing operations of $1.1 million or $0.02 per share on a diluted basis for the first quarter of 2004, compared to net earnings from continuing operations of $2.5 million or $0.07 per share on a diluted basis for the first quarter of 2003.

REVENUE

The Company's revenues for the first quarter of 2004 decreased 26.1% to $24.9 million from $33.6 million in the same period last year.

IMAX systems revenue decreased approximately 28.2% to $16.0 million in the first quarter of 2004 from $22.3 million in the same period last year. The Company installed 2 theater systems, as scheduled, in the first quarter of 2004, versus 8 theater systems in the first quarter of 2003, one of which was an operating lease. In the normal course of its business, the Company each year will have customers who, for a number of reasons including the inability to obtain certain consents, approvals or financing, are unable to proceed with theater construction. Once the determination is made that the customer will not proceed with installation, the lease agreement with the customer is generally terminated. Upon the Company being released from its future obligations under the agreement, the initial lease payments that the customer previously made to the Company are recognized as revenue. Settlements relating to terminated lease agreements with customers who were unable to proceed with theater construction included in revenue for the first quarter of 2004 total $4.5 million compared to $2.6 million in the corresponding period last year. A significant portion of such revenue in the first quarter of 2004 related to an existing customer which restructured its lease agreement and ordered the Company's new IMAX(R) MPX(TM) projection system.

Films revenue decreased 34.3% to $4.5 million in the first quarter of 2004 from $6.8 million in the same period last year largely due to the strong comparative performance of the Company's film, Space Station in the first quarter of 2003.

Theater operations revenue increased to $3.7 million in the first quarter of 2004 from $3.2 million in the same period last year primarily due to the consolidation of the Company's Tempe theater in the first quarter of 2004 compared to equity-accounting treatment in same period last year when the theater was only 50% owned.

Other revenues decreased 52.9% to $0.6 million in the first quarter of 2004 from $1.3 million in the same period last year.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

THREE MONTHS ENDED MARCH 31, 2004 VERSUS THREE MONTHS ENDED MARCH 31, 2003 (cont'd)

GROSS MARGIN

Gross margin for the first quarter of 2004 was $12.4 million, or 49.7% of total revenue, compared to $16.0 million, or 47.6% of total revenue, in the same period last year. The decrease in gross margin in dollar terms is due to the timing of theater system installations which resulted in 2 installations in the first quarter of 2004 as compared to 8 installations in the first quarter of 2003, one of which was an operating lease. The decrease in gross margin is also attributed to the decline in film revenue during the first quarter of 2004 largely due to the strong comparative performance of the Company's film, Space Station in the first quarter of 2003. The increase in margin as a percentage of revenue for 2004 is due primarily to $4.5 million included in IMAX settlement revenues for the first quarter of 2004 compared to $2.6 million in the corresponding period last year for terminated lease agreements with customers. A significant portion of such revenue in the first quarter of 2004 related to an existing customer which restructured its lease agreement and ordered the Company's new IMAX MPX projection system. In addition, the Company improved its gross margin in its owned and operated theater segment.

OTHER

Selling, general and administrative expenses were $8.3 million in the first quarter of 2004 compared to $8.1 million in the corresponding period last year. The Company recorded a foreign exchange loss of $0.3 million in the first quarter of 2004 compared to a gain of $0.4 million in the first quarter of 2003. The foreign exchange gains and losses resulted primarily from fluctuations in exchange rates on Canadian dollar cash balances and Canadian dollar, Euro dollar and Japanese Yen denominated net investment in leases. The Company also recorded a recovery to stock based compensation of $0.3 million in the first quarter of 2004 due the decrease in the Company's share price compared to an expense of $0.3 million in the first quarter of 2003.

The Company no longer has any interests in equity-accounted investees as of December 31, 2003.

Amortization of intangibles was $0.2 million in the first quarter of 2004 compared to $0.1 million in the same period last year.

Receivable provisions net of recoveries amounted to as a net recovery of $0.9 million in the first quarter of 2004 compared to a net provision of $0.6 million in the same period last year. The Company recorded an accounts receivable recovery of $0.2 million as compared to a provision of $0.6 million in the same period last year. There was a net recovery of $0.7 million in the first quarter of 2004 on financing receivables as compared to $nil in the same period last year due to a favorable outcome on lease amendments.

Interest income decreased to $0.1 million in the first quarter of 2004 from $0.3 million in the same period last year primarily due to a decrease in the average balance of cash and cash equivalents held.

Interest expense decreased to $4.1 million in the first quarter of 2004 from $4.3 million in the same period last year due largely to lower average debt balances in 2004. The Company retired and repaid an aggregate of $170.8 million of the Company's Old Senior Notes in December 2003 and $9.1 million of 5.75% convertible subordinated notes due April 1, 2003 (the "Subordinated Notes"). As at March 31, 2004, the Company had $160.0 million aggregate principal of 9.625% senior notes due December 1, 2010 (the "New Senior Notes").

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

THREE MONTHS ENDED MARCH 31, 2004 VERSUS THREE MONTHS ENDED MARCH 31, 2003 (cont'd)

OTHER (cont'd)

The effective tax rate on earnings differs significantly from the statutory rate due to the effect of permanent differences, income taxed at differing rates in foreign and other provincial jurisdictions and changes in the Company's valuation allowance on deferred tax assets. The income tax expense (recovery) for the quarter is calculated by applying the estimated average annual effective tax rate to quarterly pre-tax income. The Company recorded an income tax provision of $nil in the current quarter from $0.1 million in the same period last year primarily due to the application of its estimate average annual effective tax rate to the quarterly pre-tax loss. As at March 31, 2004, the Company had a gross deferred tax asset of $50.9 million, against which the Company is carrying a $47.0 million valuation allowance.

RESEARCH AND DEVELOPMENT

Research and development expenses were $1.1 million in the first quarter of 2004 versus $0.7 million in the same period last year. The higher level of expenses in 2004 primarily reflects research and development activities pertaining to the Company's new IMAX MPX theater projection system. Through research and development, the Company continues to design and develop cinema-based equipment and software to enhance its product offering. The Company believes that the motion picture industry will be affected by the development of digital technologies, particularly in the areas of content creation (image capture), post-production (editing and special effects), digital re-mastering distribution and display. Consequently, the Company has made significant investments in digital technologies, including the development of a proprietary, patent-pending technology to digitally enhance image resolution and quality of 35mm motion picture films and has a number of patents pending and intellectual property rights in these areas. However, there can be no assurance that the Company will be awarded patents covering this technology or that competitors will not develop similar technologies.

LOSS ON RETIREMENT OF NOTES

During the first quarter of 2004, the Company recorded a loss of $0.8 million related to costs associated with the redemption of $29.2 million of the Company's Old Senior Notes. This transaction had the effect of fully extinguishing the Old Senior Notes.

DISCONTINUED OPERATIONS

On December 23, 2003, the Company closed its owned and operated Miami IMAX theater. The Company removed all of its assets from the theater in the first quarter of 2004. The Company is involved in an arbitration proceeding with the landlord of the theater with respect to the amount owing to the landlord by the Company for lease and guarantee obligations. The amount of loss to the Company has been estimated at between $0.8 million and $2.3 million, of which the Company has accrued $0.8 million. As the Company is uncertain as to the outcome of the proceeding no additional amount has been recorded.

Effective December 11, 2001, the Company completed the sale of its wholly-owned subsidiary, Digital Projection International, including its subsidiaries (collectively "DPI"), to a company owned by members of DPI management. As part of the transaction, the Company restructured its advances to DPI, releasing DPI from obligations to repay any amounts in excess of $12.7 million previously advanced by the Company, and reorganized the remaining $12.7 million of debt owing to the Company into two separate loan agreements. During the first quarter of 2004, the Company received $0.2 million in cash towards the repayment of this debt, and has recorded a corresponding gain in net earnings (loss) from discontinued operations (2003 - $0.2 million). As of March 31, 2004, the remaining balance is $11.7 million, which has been fully provided for.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

LIQUIDITY AND CAPITAL RESOURCES

CREDIT FACILITY

On February 6, 2004, the Company entered into a loan agreement for a secured revolving credit facility with Congress Financial Corporation (Canada) (the "Credit Facility") The Credit Facility is a three-year revolving credit facility with yearly renewal options thereafter, permitting maximum aggregate borrowings of $20.0 million, subject to a borrowing base calculation which includes the Company's financing receivables, and certain reserve requirements. The Credit Facility bears interest at Prime + 0.25% per annum or Libor + 2.0% per annum and is collateralized by a first priority security interest in all of the current and future assets of the Company. The Credit Facility contains typical affirmative and negative covenants, including covenants that restrict the Company's ability to: incur certain additional indebtedness; make certain loans, investments or guarantees; pay dividends; make certain asset sales; incur certain liens or other encumbrances; conduct certain transactions with affiliates and enter into certain corporate transactions or dissolve. In addition, the Credit Facility contains customary events of default, including upon an acquisition or a change of control that has a material adverse effect on the Company's financial condition. The Credit Facility also requires the Company to maintain a minimum level of earnings before interest, taxes, depreciation and amortization, and cash collections. As at March 31, 2004, no amount is outstanding on the facility.

CASH AND CASH EQUIVALENTS

As at March 31, 2004, the Company's principal sources of liquidity included cash and cash equivalents of $23.2 million, trade accounts receivable of $16.2 million and net investment in leases due within one year of $4.6 million. In February 2004, the Company entered into a loan agreement with Congress Financial Corporation (Canada) for a three-year revolving credit facility (the "Credit Facility") permitting maximum borrowings of $20.0 million, subject to a borrowing base calculation and reserve requirements. As at March 31, 2004, the Company did not have any borrowings outstanding under the line. In January 2004, the Company retired the remaining $29.2 million in Old Senior Notes using existing cash balances.

The Company believes that cash flow from operations together with existing cash and borrowing available under the Credit Facility will be sufficient to meet operating needs for the foreseeable future. However, if management's projections of future signings and installations are not realized, there is no guarantee the Company will continue to be able to fund its operations through cash flows from operations. Under the terms of the Company's typical theater system lease agreement, the Company receives substantial cash payments before the Company completes the performance of its obligations. Similarly, the Company receives cash payments for some of its film productions in advance of related cash expenditures.

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

Cash provided by operating activities amounted to $5.8 million for the period ended March 31, 2004. Changes in other non-cash operating assets as compared to December 31, 2003 include a decrease of $0.6 million in inventories, a decrease of $0.5 million in financing receivables, a $1.8 million increase in accounts receivable and a $1.5 million increase in prepaid expenses which relates to prepaid film print costs which will be expensed over the period to be benefited. Changes in other non-cash operating liabilities as compared to December 31, 2003 include a decrease in deferred revenue of $3.2 million, a decrease in accounts payable of $0.8 million and an increase of $7.1 million in accrued liabilities. Included in operating activities for the first quarter of 2004 were $5.0 million in film finance proceeds which are required to be spent on a specific film project, and $0.6 million in premiums paid to retire $29.2 million of principal of the Company's remaining Old Senior Notes. Net cash used in operating activities increased by $3.7 million in the first quarter of 2004 primarily due to a decrease in the Company's restricted cash balances, which are used as collateral for letters of credit. The Company intends to secure future letters of credit through the Credit Facility, which was entered into in February 2004.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

LIQUIDITY AND CAPITAL RESOURCES (cont'd)

CASH AND CASH EQUIVALENTS (cont'd)

Cash used in investing activities amounted to $0.5 million in the first quarter of 2004, which includes purchases of $0.2 million in fixed assets, an increase in other assets of $0.3 million and an increase in other intangible assets of less than $0.1 million.

Cash used in financing activities in the first quarter of 2004 amounted to $29.4 million. The Company retired $29.2 million of principal of the Company's Old Senior Notes. The Company also received $0.2 million in cash on a note receivable from a discontinued operation.

Capital expenditures including the purchase of fixed assets and investments in film assets were $0.2 million for the first quarter of 2004.

Cash used in operating activities amounted to $0.6 million in the first quarter of 2003. Changes in other non-cash operating assets and liabilities included a decrease in deferred revenue of $9.0 million, and a decrease of $3.7 million in inventories. Cash used by investing activities in the first quarter of 2003 amounted to $0.7 million, primarily consisting of $0.3 million invested in fixed assets. Cash provided by financing activities in the first quarter of 2003 amounted to $0.2 million from the receipt of a note receivable from a discontinued operation. Capital expenditures including the purchase of fixed assets and investments in film assets were $0.6 million in the first quarter of 2003.

LETTERS OF CREDIT AND OTHER COMMITMENTS

As at March 31, 2004, the Company has letters of credit of $4.3 million outstanding of which $1.2 million have been collateralized by cash deposits and the remainder are secured by the Credit Facility. In addition, the Company is required to expend $5.0 million towards the production of a future motion picture title.

NEW SENIOR NOTES DUE 2010

As at March 31, 2004, the Company had $160.0 million aggregate principal of 9.625% senior notes due December 1, 2010 (the "New Senior Notes"). The Company agreed to conduct an exchange offer to exchange all outstanding New Senior Notes for up to $160.0 million aggregate principal amount of senior notes due December 1, 2010 that were registered, but which are not yet effective under the U.S. Securities Act of 1933, as amended (the "Registered Notes"). On February 27, 2004, the Company filed a registration statement on Form S-4 in relation to the Registered Notes. The Registered Notes continue to be unconditionally guaranteed, jointly and severally, by certain of the Company's wholly-owned subsidiaries. After the exchange the terms of the Registered Notes were substantially identical to the terms of the New Senior Notes, and evidence the same indebtedness as the New Senior Notes, except that the Registered Notes are registered under U.S. securities laws, do not contain restrictions on transfer or provisions relating to special interest under circumstances related to the timing of the exchange offer, bear a different CUSIP number from the New Senior Notes and do not entitle their holders to registration rights.

OLD SENIOR NOTES DUE 2005

In December 2003 the Company completed a tender offer and consent solicitation for the remaining $152.8 million of principal of senior notes due December 1, 2005 bearing interest at a rate of 7.875% per annum (the "Old Senior Notes") that were not retired previously. In December 2003, $123.6 million in principal of the Old Senior Notes were redeemed pursuant to the tender offer. Notice of Redemption for all remaining outstanding Old Senior Notes was delivered on December 4, 2003 and the remaining $29.2 of outstanding Old Senior Notes were redeemed on January 2, 2004 using proceeds from its private placement.

In the first quarter of 2004, the Company recorded a loss of $0.8 million related to the retirement of the Company's Old Senior Notes.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

LIQUIDITY AND CAPITAL RESOURCES (cont'd)

PENSION OBLIGATIONS

The Company has a defined benefit pension plan covering its two Co-Chief Executive Officers. As March 31, 2004, the Company had an unfunded and accrued projected benefit obligation of approximately $20.9 million (December 31, 2003 - $20.1 million) in respect of this defined benefit pension plan. The Company intends to use the proceeds of life insurance policies taken on its Co-Chief Executive Officers to satisfy, in whole or in part, certain of the benefits due and payable under the plan, although there can be no assurance that the Company will ultimately do so.

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

A majority of the Company's revenue is denominated in U.S. dollars while a significant portion of its costs and expenses is denominated in Canadian dollars. A portion of the Company's net U.S. dollar flows is converted to Canadian dollars to fund Canadian dollar expenses through the spot market. The Company plans to convert Canadian dollar expenses to U.S. dollars through the spot and forward markets on a go-forward basis. In Japan, the Company has ongoing operating expenses related to its operations. Net Japanese yen flows are converted to U.S. dollars through the spot market. The Company also has cash receipts under leases denominated in Japanese yen, Euros and Canadian dollars. In the first quarter of 2004, the Company recorded translation losses of $0.3 million primarily from the receivables associated with these leases, as the value of the U.S. dollar declined in relation to these currencies. The Company plans to convert Japanese yen and Euros lease cash flows to U.S. dollars through the spot markets on a go-forward basis.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's Co-Chief Executive Officers and Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d- 15(e)) as of the end of the period covered by this report, have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries would be made known to them by others within those entities. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

The Company's management, including the Co-Chief Executive Officers and Chief Financial Officer, does not expect that its disclosure controls and procedures or internal controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgements in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

(D) In January 2004, the Company and IMAX Theatre Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages of approximately $3.7 million before the International Court of Arbitration of the International Chambers of Commerce with respect to the breach by Electronic Media Limited ("EML") of its December 2000 agreement with the Company. In April 2004, EML filed an answer and counterclaim seeking the return of funds EML has paid to the Company, incidental expenses and punitive damages. The Company believes that the allegations made by EML in its counterclaim are entirely without merit and will accordingly defend the claims vigorously. The Company believes that the amount of loss, if any, suffered in connection with this arbitration would not have a material impact on the financial position or results of operation of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

                                IMAX CORPORATION

ITEM 1.  LEGAL PROCEEDINGS (cont'd)

(E) In January 2000, Euromax, an association of European large-screen cinema owners, filed a compliant against the Company with the European Commission based on European Community ("EC") competition rules. The complaint alleged illegal tying and excessive pricing practices. The EC issued a final written decision in rejecting the complaint in its entirety on March 25, 2004.

(f) In addition to the matters described above, the Company is currently involved in other legal proceedings which, in the opinion of the Company's management, will not materially affect the Company's financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such proceedings.

(g) The Company has received requests for information from the SEC in connection with an inquiry by the SEC into certain trading in the equity securities of the Company in January 2002. The Company is co-operating fully with the SEC's requests and does not believe that it is a target of the SEC's inquiry or that such inquiry will have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On January 2, 2004, the Company completed the redemption of $29.2 million of 7.875% senior notes due December 1, 2005 (the "7.875% Senior Notes"). This transactions had the effect of reducing the principal amount of the Company's outstanding 7.875% Senior Notes to $nil.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS



31.1       Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002, dated May 10, 2004, by Bradley J. Wechsler.

31.2       Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002, dated May 10, 2004, by Richard L. Gelfond.

31.3       Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002, dated May 10, 2004, by Francis T. Joyce.

32.1       Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, dated May 10, 2004, by Bradley J. Wechsler.

32.2       Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, dated May 10, 2004, by Richard L. Gelfond.

32.3       Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, dated May 10, 2004, by Francis T. Joyce

(b)      REPORTS ON FORM 8-K

         The Company filed a report on Form 8-K on March 11, 2004, pursuant to
         Item 12 - Results of Operations and Financial Conditions. The Company reported that it had issued a press release announcing the Company's financial and operating results for the year ended December 31, 2003.

                                IMAX CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         IMAX CORPORATION




Date:  May 10, 2004                      By: /s/ Francis T. Joyce
-------------------                          -----------------------------------
                                             Francis T. Joyce
                                             Chief Financial Officer
                                             (Principal Financial Officer)




Date:  May 10, 2004                      By: /s/  Kathryn A. Gamble
-------------------                          -----------------------------------
                                             Kathryn A. Gamble
                                             Vice President, Finance, Controller
                                             (Principal Accounting Officer)