Form 10-K/A
period 2003-12-31
IMAX CORP
filed 2004-07-27
CIK 921582

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

(Mark One)

    [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

    [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-24216

                                IMAX CORPORATION
             (Exact name of registrant as specified in its charter)

            CANADA
  (State or other jurisdiction                       98-0140269
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

                                 Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

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

                       DOCUMENT INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be filed within 120 days of the close of IMAX Corporation's fiscal year ended December 31, 2003, with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors and the annual meeting of the stockholders of the registrant (the "Proxy Statement") are incorporated by reference in Part III of this Form 10-K/A to the extent described therein.

================================================================================

                                IMAX CORPORATION

                          ANNUAL REPORT ON FORM 10-K/A

                                DECEMBER 31, 2003

                                TABLE OF CONTENTS

                                                                                                            PAGE
                                                 PART I

Item 1      Business.....................................................................................      4
Item 2      Properties...................................................................................     14
Item 3      Legal Proceedings............................................................................     15
Item 4      Submission of Matters to a Vote of Security Holders..........................................     15

                                                 PART II

Item 5      Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases
               of Equity Securities......................................................................     16
Item 6      Selected Financial Data......................................................................     19
Item 7      Management's Discussion and Analysis of Financial Condition and Results of Operations........     22
Item 7A     Quantitative and Qualitative Disclosures about Market Risk...................................     40
Item 8      Financial Statements and Supplementary Data..................................................     41
Item 9      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........     84
Item 9A     Controls and Procedures......................................................................     84

                                                 PART III

Item 10     Directors and Executive Officers of the Registrant...........................................     85
Item 11     Executive Compensation.......................................................................     85
Item 12     Security Ownership of Certain Beneficial Owners and Management and Related
               Stockholder Matters.......................................................................     85
Item 13     Certain Relationships and Related Transactions...............................................     85
Item 14     Principal Accounting Fees and Services.......................................................     85
Item 15     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............................     86
Signatures                                                                                                    89

         IMAX Corporation (the "Company") is filing this amendment no.1 on Form 10-K/A (the "Form 10-K/A") to amend and update information required by Items 7, 8, and 9A of Part II and to update Item 15 of Part III of its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003, which was originally filed with Securities and Exchange Commission (the "SEC") on March 15, 2004 (the "Form 10-K"). No other information included in the original Form 10-K is amended hereby.

         The information included in this Form 10-K/A has not been updated for any events that have occurred subsequent to the originally filed Form 10-K on March 15, 2004. For a discussion of events and developments subsequent to December 31, 2003, see the Company's reports filed with the SEC since March 15, 2004.

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

                                                                       YEARS ENDED DECEMBER 31,
                                         ---------------------------------------------------------------------------------------
                                             2003              2002                2001              2000               1999
                                         ------------      ------------        ------------      ------------       ------------
Exchange rate at end of
    period.........................      U.S. $0.7738      U.S. $0.6329        U.S. $0.6267      U.S. $0.6669       U.S. $0.6925
Average exchange rate
   during period...................            0.7136            0.6368              0.6457            0.6732             0.6730
High exchange rate during
   period..........................            0.7738            0.6619              0.6697            0.6944             0.6925
Low exchange rate during
   period..........................            0.6349            0.6200              0.6241            0.6410             0.6535

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

PRODUCT LINES (cont'd)

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

         The following chart shows the number of the Company's theater systems by product, installed base and backlog as of December 31:

                                                           2003
--------------------------------------------------------------------------------------------------------------------------
                                           2D                                                      3D
                     -----------------------------------------------     -------------------------------------------------
                                        INSTALLED                                               INSTALLED
                      PRODUCT             BASE              BACKLOG       PRODUCT                 BASE            BACKLOG
                     ---------          ---------           --------     ----------             ----------        --------
Flat Screen          IMAX                  55                  2          IMAX 3D                  81                25
                                                                         IMAX 3D SR                38                21
Dome Screen          IMAX Dome             66                  5          IMAX MPX                  0                 8

                                                           2002
--------------------------------------------------------------------------------------------------------------------------
                                           2D                                                      3D
                     -----------------------------------------------     -------------------------------------------------
                                        INSTALLED                                               INSTALLED
                      PRODUCT             BASE              BACKLOG       PRODUCT                 BASE            BACKLOG
                     ---------          ---------           --------     ----------             ----------        --------
Flat Screen          IMAX                  56                  4          IMAX 3D                  81                32
                                                                         IMAX 3D SR                30                23
Dome Screen          IMAX Dome             65                  4          IMAX MPX                  0                 0

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

                                             2003                 2002
                                        INSTALLED BASE       INSTALLED BASE
                                        ---------------      --------------
Canada...........................                    23                  23
United States....................                   120                 113
Europe...........................                    45                  43
Japan............................                    17                  18
Rest of World....................                    35                  35
                                        ---------------      --------------
Total............................                   240                 232
                                        ===============      ==============

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

                                IMAX CORPORATION

ITEM 2. PROPERTIES

         The Company's principal executive offices are located in Mississauga, Ontario, Canada, New York, New York and Santa Monica, California. The Company's principal facilities are as follows:


                                                   OPERATION                            OWN/LEASE           EXPIRATION
                                                   ---------                            ---------           ----------
Mississauga, Ontario(1)..........Headquarters, Administrative, Assembly and                Own                 N/A
                                  Research and Development
New York, New York...............Executive                                                Lease                2014
Santa Monica, California.........Sales, Marketing, Film Production and Post-              Lease                2012
                                  Production

Birmingham, Alabama(2)...........Sound Facilities Service                                 Lease                2004
Berlin, Germany..................Sales and Marketing                                      Lease                2004
Shanghai, China..................Sales and Marketing                                      Lease                2004
Tokyo, Japan.....................Sales, Marketing, Maintenance and Theater                Lease                2004
                                  Design
Toronto, Canada..................Film Production                                          Lease                2004

(1) This facility is subject to a charge in favor of Congress Financial Corporation (Canada) in connection with a secured revolving credit facility (see note 28 to the Audited Financial Statements contained in Item 8).

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

                                                                                  U.S. DOLLARS
                                                                      -----------------------------------
                                                                       HIGH                          LOW
                                                                      ------                        -----
NASDAQ
Year ended December 31, 2003
      Fourth quarter.......................................           10.400                        6.840
      Third quarter........................................            9.750                        6.950
      Second quarter.......................................            9.500                        4.830
      First quarter........................................            5.060                        2.610
Year ended December 31, 2002
      Fourth quarter.......................................            5.600                        3.500
      Third quarter........................................            6.050                        2.850
      Second quarter.......................................            7.850                        3.554
      First quarter........................................            4.890                        1.850

                                                                                CANADIAN DOLLARS
                                                                      -----------------------------------
                                                                       HIGH                          LOW
                                                                      ------                        -----
TSX
Year ended December 31, 2003
      Fourth quarter.......................................           13.890                        9.070
      Third quarter........................................           13.480                        9.570
      Second quarter.......................................           12.750                        7.110
      First quarter........................................            7.470                        4.000
Year ended December 31, 2002
      Fourth quarter.......................................            8.700                        5.450
      Third quarter........................................            9.500                        5.100
      Second quarter.......................................           12.000                        5.820
      First quarter........................................            7.600                        3.000

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

                                IMAX CORPORATION

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES (cont'd)

EQUITY COMPENSATION PLANS

         The following table sets forth information regarding the Company's Equity Compensation Plan as of December 31, 2003:

                                                                                                    Number of securities
                                                                                                  remaining available for
                                                                                                   future issuance under
                                         Number of securities to         Weighted average           equity compensation
                                         be issued upon exercise         exercise price of           plans (excluding
                                         of outstanding options,       outstanding options,       securities reflected in
       Plan category                       warrants and rights         warrants and rights               column (a))
----------------------------             ------------------------      --------------------       -----------------------
                                                  (a)                          (b)                          (c)
Equity compensation plans                              5,677,806       $              11.11                     2,199,795
approved by security holders

Equity compensation plans
not approved by security
holders                                                550,000(1)      $               6.06                           nil
                                         ------------------------      --------------------       -----------------------
Total                                                  6,227,806       $              10.66                     2,199,795
                                         ========================      ====================       =======================


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

                                                                                   YEARS ENDED DECEMBER 31,
                                                                 -------------------------------------------------------------
                                                                   2003         2002         2001         2000        1999(1)
                                                                 ---------    ---------    ---------    ---------    ---------
STATEMENTS OF OPERATIONS DATA:
REVENUE
   IMAX systems(2) ...........................................   $  75,848    $  70,959    $  76,582    $ 113,226    $ 126,826
   Films .....................................................      25,803       40,556       29,923       41,711       47,227
   Theater operations ........................................      13,109       12,284        6,540        8,467        7,159
   Other .....................................................       4,500        5,303        4,654        7,096        9,393
                                                                 ---------    ---------    ---------    ---------    ---------
   Total revenue .............................................     119,260      129,102      117,699      170,500      190,605
COSTS OF GOODS AND SERVICES(3) ...............................      67,283       75,634       94,969      106,429       94,407
                                                                 ---------    ---------    ---------    ---------    ---------
GROSS MARGIN .................................................      51,977       53,468       22,730       64,071       96,198
Selling, general and administrative expenses(4) ..............      33,312       34,906       45,850       42,079       32,524
Research and development .....................................       3,794        2,362        3,385        6,497        3,136
Amortization of intangibles ..................................         573        1,418        3,005        2,948        2,159
Loss (income) from equity-accounted investees(5) .............      (2,496)        (283)         (73)       4,811          683
Receivable provisions (recoveries), net ......................      (2,225)      (1,233)      18,102       13,086          949
Restructuring costs and asset impairments (recoveries)(6) ....         969         (121)      45,269       11,152           --
                                                                 ---------    ---------    ---------    ---------    ---------
EARNINGS (LOSS) FROM OPERATIONS ..............................      18,050       16,419      (92,808)     (16,502)      56,747
Interest income ..............................................         656          413          847        3,285        9,977
Interest expense .............................................     (15,856)     (17,564)     (22,020)     (21,961)     (21,860)
Gain (loss) on retirement of notes(7) ........................      (4,910)      11,900       55,577           --           --
Recovery (impairment) of long-term investments(8) ............       1,892           --       (5,584)      (4,133)          --
                                                                 ---------    ---------    ---------    ---------    ---------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
   AND MINORITY INTEREST .....................................        (168)      11,168      (63,988)     (39,311)      44,864
Recovery of (provision for) income taxes(9) ..................         386           --      (27,848)      11,700      (17,175)
                                                                 ---------    ---------    ---------    ---------    ---------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY
   INTEREST ..................................................         218       11,168      (91,836)     (27,611)      27,689
Minority interest ............................................          --           --           --           --       (1,207)
                                                                 ---------    ---------    ---------    ---------    ---------
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS ...............         218       11,168      (91,836)     (27,611)      26,482
Net earnings (loss) from discontinued operations .............         195          804      (53,278)      (4,226)      (1,249)
                                                                 ---------    ---------    ---------    ---------    ---------
NET EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGES IN
   ACCOUNTING PRINCIPLES .....................................         413       11,972     (145,114)     (31,837)      25,233
Cumulative effect of changes in accounting principles,
   net of income tax benefit of $nil and $37,286(10) .........        (182)          --           --      (61,110)          --
                                                                 ---------    ---------    ---------    ---------    ---------
NET EARNINGS (LOSS) ..........................................   $     231    $  11,972    $(145,114)   $ (92,947)   $  25,233
                                                                 =========    =========    =========    =========    =========

EARNINGS (LOSS) PER SHARE:
Earnings (loss) per share - basic:
   Net earnings (loss) from continuing operations ............   $    0.01    $    0.34    $   (2.97)   $   (0.93)   $    0.89
   Net earnings (loss) from discontinued operations ..........   $      --    $    0.02    $   (1.72)   $   (0.14)   $   (0.04)
                                                                 ---------    ---------    ---------    ---------    ---------
   Net earnings (loss) before cumulative effect of changes in
    accounting principles ....................................   $    0.01    $    0.36    $   (4.69)   $   (1.07)   $    0.85
   Cumulative effect of changes in accounting principles .....   $      --    $      --    $      --    $   (2.04)   $      --
                                                                 ---------    ---------    ---------    ---------    ---------
   Net earnings (loss) .......................................   $    0.01    $    0.36    $   (4.69)   $   (3.11)   $    0.85
                                                                 =========    =========    =========    =========    =========
Earnings (loss) per share - diluted:
   Net earnings (loss) from continuing operations ............   $    0.01    $    0.34    $   (2.97)   $   (0.93)   $    0.84
   Net earnings (loss) from discontinued operations ..........   $      --    $    0.02    $   (1.72)   $   (0.14)   $   (0.04)
                                                                 ---------    ---------    ---------    ---------    ---------
   Net earnings (loss) before cumulative effect of changes in
    accounting principles ....................................   $    0.01    $    0.36    $   (4.69)   $   (1.07)   $    0.80
   Cumulative effect of changes in accounting principles .....   $      --    $      --    $      --    $   (2.04)   $      --
                                                                 ---------    ---------    ---------    ---------    ---------
   Net earnings (loss) .......................................   $    0.01    $    0.36    $   (4.69)   $   (3.11)   $    0.80
                                                                 =========    =========    =========    =========    =========

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

                                                                                AS AT DECEMBER 31,
                                                            -----------------------------------------------------------
                                                               2003         2002        2001         2000      1999(2)
                                                            ---------    ---------    ---------    ---------  ---------
BALANCE SHEETS DATA:
Cash, cash equivalents, restricted cash and
    investments in marketable debt securities..........     $  52,243    $  37,136    $  26,388    $  34,310  $ 121,502
Total assets(1)........................................       250,376      242,976      261,512      492,100    538,237
Total long-term indebtedness...........................       189,234      209,143      229,643      300,000    300,000
Total shareholders' equity (deficit)...................       (51,776)    (103,670)    (118,448)      22,263    111,065

(1)   Includes the assets of discontinued operations.

(2)   Pro Forma Amounts in Accordance with SAB 101:

                                                                                1999
                                                                            -----------
Pro forma amounts for the year ended December 31, 1999
  as if SAB 101 had been applied during all years presented:
Total revenue............................................................    $ 166,617
Net earnings ............................................................    $   7,655
    Net earnings per share - basic:......................................    $    0.26
    Net earnings per share - fully diluted:..............................    $    0.25

QUARTERLY STATEMENTS OF OPERATIONS SUPPLEMENTARY DATA:

                                                                                              2003
                                                                           --------------------------------------------
                                                                              Q1          Q2          Q3          Q4
                                                                           --------    --------    --------    --------
Sales...............................................................       $ 33,649    $ 34,450    $ 21,228    $ 29,933
Cost of goods and services..........................................         17,649      20,164      11,538      17,932
                                                                           --------    --------    --------    --------
Gross margin........................................................       $ 16,000    $ 14,286    $  9,690    $ 12,001
                                                                           ========    ========    ========    ========

Net earnings (loss) from continuing operations......................       $  2,514    $  1,026    $ (2,510)   $   (812)
Net earnings from discontinued operations...........................            (91)        (57)       (144)        487
                                                                           --------    --------    --------    --------
Net earnings (loss) before cumulative effect of changes in
        accounting principles.......................................          2,423         969      (2,654)       (325)
Cumulative effect of changes in accounting principles net of
        income tax benefit..........................................             --          --          --        (182)
                                                                           --------    --------    --------    --------
Net earnings (loss).................................................       $  2,423    $    969    $ (2,654)   $   (507)
                                                                           ========    ========    ========    ========

Net earnings (loss) per share - basic and fully diluted.............       $   0.07    $   0.03    $  (0.07)   $  (0.02)

                                                                                                2002
                                                                           --------------------------------------------
                                                                              Q1          Q2          Q3          Q4
                                                                           --------    --------    --------    --------
Sales...............................................................       $ 30,202    $ 38,515    $ 23,404    $ 36,981
Cost of goods and services..........................................         16,702      19,681      15,854      23,397
                                                                           --------    --------    --------    --------
Gross margin........................................................       $ 13,500    $ 18,834    $  7,550    $ 13,584
                                                                           ========    ========    ========    ========

Net earnings (loss) from continuing operations......................       $ 10,731    $  3,433    $ (3,968)   $    972
Net earnings from discontinued operations...........................           (184)       (398)      1,674        (288)
                                                                           --------    --------    --------    --------
Net earnings (loss).................................................       $ 10,547    $  3,035    $ (2,294)   $    684
                                                                           ========    ========    ========    ========

Net earnings (loss) per share - basic and fully diluted.............       $   0.32    $   0.09    $  (0.07)   $   0.02

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

RESTRUCTURING COSTS AND OTHER SIGNIFICANT CHARGES (RECOVERIES)

                                                                YEARS ENDED DECEMBER 31,
                                                             -----------------------------
(In thousands of U.S. dollars, except per share amounts)      2003       2002       2001
                                                             -------    -------    -------
Restructuring costs (recoveries)                             $    --    $  (497)   $16,292
                                                             -------    -------    -------

Asset impairments (recoveries):
      Fixed assets                                               969        376     25,694
      Other assets                                                --         --      3,283
Other significant charges (recoveries):
      Accounts receivable                                        714     (1,942)     4,469
      Inventories                                                 --      1,229      4,053
      Film assets                                                 --         --     16,514
      Fixed assets                                               353      2,799         --
      Other assets                                                73        216         --
      Financing receivables                                   (2,939)       709     13,633
      Long-term investments                                   (1,892)        --      5,584
                                                             -------    -------    -------
Total asset impairments and other significant (recoveries)    (2,722)     3,387     73,230
                                                             -------    -------    -------
Net charges (recoveries)                                     $(2,722)   $ 2,890    $89,522
                                                             =======    =======    =======

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

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS

        The following table sets forth the percentage of total revenue for each of the items set forth below:

                                                                           YEARS ENDED DECEMBER 31,
                                                           ---------------------------------------------------
                                                             2003       2002       2001       2000       1999
                                                           -------    -------    -------    -------    -------
                                                              %          %          %          %          %
Revenue
    IMAX systems ......................................       63.6       55.0       65.0       66.4       66.5
    Films .............................................       21.6       31.4       25.4       24.5       24.8
    Theater operations ................................       11.0        9.5        5.6        5.0        3.8
    Other .............................................        3.8        4.1        4.0        4.1        4.9
                                                           -------    -------    -------    -------    -------
Total revenue .........................................      100.0      100.0      100.0      100.0      100.0
Costs and goods and services ..........................       56.4       58.6       80.7       62.4       49.5
                                                           -------    -------    -------    -------    -------
Gross margin ..........................................       43.6       41.4       19.3       37.6       50.5
Selling, general and administrative expenses ..........       28.0       27.0       39.0       24.7       17.1
Research and development ..............................        3.2        1.8        2.9        3.8        1.6
Amortization of intangibles ...........................        0.5        1.1        2.6        1.7        1.1
Loss (income) from equity-accounted investees..........       (2.1)      (0.2)      (0.1)       2.8        0.4
Receivable provisions, net of (recoveries).............       (1.9)      (1.0)      15.3        7.8        0.5
Restructuring costs and asset impairments (recovery) ..        0.8       (0.1)      38.5        6.5         --
                                                           -------    -------    -------    -------    -------
Earnings (loss) from operations .......................       15.1       12.7      (78.9)      (9.7)      29.8
                                                           =======    =======    =======    =======    =======
Net earnings (loss) before cumulative effect of changes
in accounting principles ..............................        0.3        9.3     (123.3)     (18.7)      13.2
                                                           =======    =======    =======    =======    =======
Net earnings (loss) ...................................        0.2        9.3     (123.3)     (54.5)      13.2
                                                           =======    =======    =======    =======    =======

YEAR ENDED DECEMBER 31, 2003 VERSUS YEAR ENDED DECEMBER 31, 2002

REVENUES

         The Company's revenues in 2003 were $119.1 million, compared to $129.1 million in 2002, a decrease of 7.8% due in large part to a decrease in Film revenue (see below). The following table sets forth the breakdown of revenue by category:

(In thousands of U.S. dollars)

                                      YEARS ENDED DECEMBER 31,
                                  ----------------------------------
                                    2003        2002          2001
                                  --------    ---------     --------
IMAX SYSTEMS REVENUE
Sales and leases .............    $ 52,269    $  46,656     $ 53,409
Ongoing rent(1) ..............       9,207        9,746        8,969
Maintenance ..................      14,372       14,557       14,204
                                  --------    ---------     --------
                                    75,848       70,959       76,582
                                  --------    ---------     --------

FILMS REVENUE
Production and Post-production      13,821       19,859       13,278
Distribution .................      11,982       20,697       16,645
                                  --------    ---------     --------
                                    25,803       40,556       29,923
                                  --------    ---------     --------

THEATER OPERATIONS ...........      13,109       12,284        6,540
                                  --------    ---------     --------

OTHER REVENUE ................       4,500        5,303        4,654
                                  --------    ---------     --------
                                  $119,260    $ 129,102     $117,699
                                  ========    =========     ========

(1)    Includes rental income and finance income.

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

         Theater operations revenue increased to $13.1 million in 2003 from $12.3 million in 2002 primarily due to a full year of operations for the Company's Navy Pier IMAX Theater in Chicago which commenced operations in October 2002.

         Other revenue decreased to $4.5 million in 2003 from $5.3 million in 2002, a decrease of 15.1%, largely as a result of decreased revenue related to after market part sales for projection systems and sponsorship program.

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

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

YEAR ENDED DECEMBER 31, 2003 VERSUS YEAR ENDED DECEMBER 31, 2002 (cont'd)

OTHER (cont'd)

         Amortization of intangibles decreased to $0.6 million in 2003, from $1.4 million in 2002. The 2002 amount includes write-downs related to the Company's sound system intangibles. The Company continues to assess the on-going recoverability of its intangible asset by estimating the future cash flows expected to result from the use of the asset and its eventual disposition.

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

         Restructuring recoveries in 2003 amounted to $nil compared to $0.5 million in 2002. Asset impairment charges amounted to $1.0 million compared to $0.4 million in 2002 after the Company assessed the carrying value of its owned and operated theater assets and recognized that the future cash flows of certain of its theaters did not support the recoverability of its assets.

         Interest income increased to $0.6 million in 2003 from $0.4 million in 2002 due mainly to an increase in the average balance of cash and cash equivalents held. The Company's strategy is to invest any excess cash in US and Canadian short-term t-bills and other short-term instruments.

         Interest expense decreased to $15.9 million in 2003, from $17.6 million in 2002 due largely to lower average debt balances in 2003. The Company repaid the remaining $9.1 million of its outstanding 5.75% convertible subordinated notes due 2003, (the "Subordinated Notes") in April 2003 and retired an aggregate of $47.2 million of its Old Senior Notes, prior to redeeming the remaining Old Senior Notes pursuant to a tender offer and refinancing in December 2003 and January 2004. Included in interest expense is the amortization of deferred finance costs in the amount $0.7 million in 2003 as compared to $0.9 million for 2002. The Company's policy is to defer and amortize all the costs relating to a debt financing over the life of the debt instrument.

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

         The Company's effective tax rate differs from the statutory tax rate and will vary from year to year primarily as a result of numerous permanent differences, the Canadian manufacturing and processing profits deduction, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or reductions in the year, changes in the Company's valuation allowance based on the Company's recoverability assessments of deferred tax assets, and favorable resolution of various examinations. The 2003 deferred income tax recovery included a net $2.9 million increase in the valuation allowance to reflect revised estimates regarding the realization of the Company's deferred income tax assets stemming from an increase in deferred tax assets based on a 6.0% increase in enacted tax rates in the year, partially offset by increases in deferred tax asset recoverability based on an assessment of positive evidence. The Company also favorably resolved tax audits in respect of its 1998 and 1999 taxation years which allowed it to release specific tax reserves of $2.8 million in respect of those audit years. As of December 31, 2003, the Company had a gross deferred income tax asset of $50.5 million, against which the Company is carrying a $46.8 million valuation allowance.

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

        Theater operations revenue increased to $12.3 million in 2002 from $6.5 million in 2001. In 2002, the Company's owned and operated theaters benefited from the strong performance of SPACE STATION and Star Wars: Episode II Attack of The Clones: The IMAX Experience. The Company also acquired an additional theater, the Navy Pier IMAX Theater in Chicago in October 2002.

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

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

LIQUIDITY AND CAPITAL RESOURCES (cont'd)

NEW SENIOR NOTES DUE 2010 (cont'd)

         The terms of the Company's New Senior Notes impose certain restrictions on its operating and financing activities, including certain restrictions on the Company's ability to: incur additional indebtedness; make distributions or certain other restricted payments; grant liens; create dividend and other payment restrictions affecting the Company's subsidiaries; sell certain assets or merge with or into other companies; and enter into transactions with affiliates. The Company believes these restrictions will not have a material impact on its financial condition or results of operations.

         The Company has agreed to conduct an exchange offer to exchange all outstanding New Senior Notes for up to $160.0 million aggregate principal amount of senior notes due December 1, 2010 that will be registered under the U.S. Securities Act of 1933, as amended (the "Registered Notes"). On February 27, 2004, the Company filed a registration statement on Form S-4 in relation to the Registered Notes. The Registered Notes will continue to be unconditionally guaranteed, jointly and severally, by certain of the Company's wholly-owned subsidiaries. After the exchange the terms of the Registered Notes will be substantially identical to the terms of the New Senior Notes, and evidence the same indebtedness as the New Senior Notes, except that the Registered Notes will be registered under U.S. securities laws, will not contain restrictions on transfer or provisions relating to special interest under circumstances related to the timing of the exchange offer, will bear a different CUSIP number from the New Senior Notes and will not entitle their holders to registration rights.

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

RENTAL OBLIGATIONS

         The Company's total minimum annual rental payments to be made under operating leases for premises as of December 31, 2003 are as follows:

2004            $ 5,201
2005              5,248
2006              5,226
2007              5,067
2008              4,839
Thereafter       34,783
                -------
                $60,364
                =======

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

CONTRACTUAL OBLIGATIONS

         Payments to be made by the Company under contractual obligations are as follows:

                                                   PAYMENTS DUE BY PERIOD
                              --------------------------------------------------------------
                                         LESS THAN 1                             MORE THAN 5
CONTRACTUAL OBLIGATIONS        TOTAL       YEAR         1-3 YEARS    3-5 YEARS      YEARS
                              --------   -----------    ---------    ---------   -----------
Long-term debt obligations    $189,234     $29,234      $    --      $    --      $160,000
Lease obligations               60,364       5,201       10,473        9,906        34,783

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

                                IMAX CORPORATION

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following audited consolidated financial statements are filed as part of this Report:

                                                                                                                     Page
                                                                                                                     ----
Report of Independent Auditors....................................................................................    42
Consolidated Balance Sheets as at December 31, 2003 and 2002......................................................    43
Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001........................    44
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001........................    45
Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 2003, 2002 and 2001....    46
Notes to Consolidated Financial Statements........................................................................    47

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

                                        /s/ PricewaterhouseCoopers LLP
                                        Chartered Accountants
                                        Toronto, Canada
                                        February 27, 2004

                                IMAX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
                         (In thousands of U.S. dollars)

                                                                                       As at December 31,
                                                                                 -----------------------------
                                                                                      2003           2002
                                                                                 -------------   -------------
ASSETS
Cash and cash equivalents                                                        $      47,282   $      33,801
Restricted cash (note 14 (b))                                                            4,961           3,335
Accounts receivable, net of allowance for doubtful accounts of $7,278
  (2002 - $9,248)                                                                       13,887          15,054
Financing receivables (note 4)                                                          56,742          51,918
Inventories (note 5)                                                                    28,218          34,092
Prepaid expenses                                                                         1,902           2,372
Film assets (note 6)                                                                     1,568             419
Fixed assets (note 7)                                                                   35,818          43,616
Other assets (note 8)                                                                   13,827          10,455
Deferred income taxes (note 9)                                                           3,756           3,821
Goodwill                                                                                39,027          39,027
Other intangible assets (note 10)                                                        3,388           3,363
Assets of discontinued operations (note 25)                                                 --           1,703
                                                                                 -------------   -------------
   Total assets                                                                  $     250,376   $     242,976
                                                                                 =============   =============

LIABILITIES

Accounts payable                                                                 $       5,780   $       6,167
Accrued liabilities (notes 6, 23 and 26)                                                43,794          43,365
Deferred revenue                                                                        63,344          85,590
New Senior Notes due 2010 (note 11)                                                    160,000              --
Old Senior Notes due 2005 (note 12)                                                     29,234         200,000
Subordinated Notes due 2003 (note 13)                                                       --           9,143
Liabilities of discontinued operations (note 25)                                            --           2,381
                                                                                 -------------   -------------
   Total liabilities                                                                   302,152         346,646
                                                                                 -------------   -------------

COMMITMENTS, CONTINGENCIES AND GUARANTEES (NOTES 14 AND 15)

SHAREHOLDERS' EQUITY (DEFICIT)

Capital stock (note 16(b)) Common shares - no par value. Authorized -
  unlimited number. Issued and outstanding - 39,301,758 (2002 - 32,973,366)            115,609          65,563
Other equity                                                                             3,159           1,542
Deficit                                                                               (171,189)       (171,420)
Accumulated other comprehensive income                                                     645             645
                                                                                 -------------   -------------
   Total shareholders' deficit                                                         (51,776)       (103,670)
                                                                                 -------------   -------------
   Total liabilities and shareholders' equity (deficit)                          $     250,376   $     242,976
                                                                                 =============   =============

      (the accompanying notes are an integral part of these consolidated financial statements)

                                IMAX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
            (In thousands of U.S. dollars, except per share amounts)

                                                                                  YEARS ENDED DECEMBER 31,
                                                                             -----------------------------------
                                                                                2003        2002         2001
                                                                             ---------    ---------    ---------
REVENUE
IMAX systems (note 17(a))                                                    $  75,848    $  70,959    $  76,582
Films                                                                           25,803       40,556       29,923
Theater operations                                                              13,109       12,284        6,540
Other                                                                            4,500        5,303        4,654
                                                                             ---------    ---------    ---------
                                                                               119,260      129,102      117,699
COSTS OF GOODS AND SERVICES                                                     67,283       75,634       94,969
                                                                             ---------    ---------    ---------
GROSS MARGIN                                                                    51,977       53,468       22,730

Selling, general and administrative expenses (note 17(b))                       33,312       34,906       45,850
Research and development                                                         3,794        2,362        3,385
Amortization of intangibles                                                        573        1,418        3,005
Income from equity-accounted investees (note 17(d) and (e))                     (2,496)        (283)         (73)
Receivable provisions (recoveries), net (note 18)                               (2,225)      (1,233)      18,102
Restructuring costs and asset impairments (recoveries) (note 19)                   969         (121)      45,269
                                                                             ---------    ---------    ---------
EARNINGS (LOSS) FROM OPERATIONS                                                 18,050       16,419      (92,808)

Interest income                                                                    656          413          847
Interest expense                                                               (15,856)     (17,564)     (22,020)
Gain (loss) on retirement of notes (notes 3, 12 and 13)                         (4,910)      11,900       55,577
Recovery (impairment) of long-term investments (note 17(c))                      1,892           --       (5,584)
                                                                             ---------    ---------    ---------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                    (168)      11,168      (63,988)
Recovery of (provision for) income taxes (note 9)                                  386           --      (27,848)
                                                                             ---------    ---------    ---------
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS                                     218       11,168      (91,836)
Net earnings (loss) from discontinued operations (note 25)                         195          804      (53,278)
                                                                             ---------    ---------    ---------
Net earnings (loss) before cumulative effect of changes in accounting
     principles                                                                    413       11,972     (145,114)
Cumulative effect of changes in accounting principles (note 3 and 26)             (182)          --           --
                                                                             ---------    ---------    ---------
NET EARNINGS (LOSS)                                                          $     231    $  11,972    $(145,114)
                                                                             =========    =========    =========

EARNINGS (LOSS) PER SHARE (note 16):
Earnings (loss) per share - basic and diluted:
  Net earnings (loss) from continuing operations                             $    0.01    $    0.34    $   (2.97)
  Net earnings (loss) from discontinued operations                           $      --    $    0.02    $   (1.72)
                                                                             ---------    ---------    ---------
 Net earnings (loss) before cumulative effect of changes in
   accounting principles                                                          0.01         0.36        (4.69)
 Cumulative effect of changes in accounting principles                              --           --           --
                                                                             ---------    ---------    ---------
  Net earnings (loss)                                                        $    0.01    $    0.36    $   (4.69)
                                                                             =========    =========    =========

      (the accompanying notes are an integral part of these consolidated financial statements)

                                IMAX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
                         (In thousands of U.S. dollars)


                                                                                     YEARS ENDED DECEMBER 31,
                                                                                ---------------------------------
                                                                                  2003         2002        2001
                                                                                ---------    --------    --------
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
NET earnings (loss) from continuing operations                                        218      11,168     (91,836)
Items not involving cash:
   Depreciation, amortization and write-downs (note 20)                             9,633      15,931      98,665
   Income from equity-accounted investees                                          (2,496)       (283)        (73)
   Deferred income taxes                                                               81        (799)     43,380
   Loss (gain) on retirement of notes                                               4,910     (11,900)    (55,577)
   Impairment of long-term investments                                                 --          --       5,584
   Stock and other non-cash compensation                                            4,926       3,685       5,182
   Non-cash foreign exchange (gain) loss                                           (1,281)       (605)        578
Premium on repayment of notes                                                      (3,088)         --          --
Payment under certain employment agreements                                        (1,550)         --          --
Investment in film assets                                                          (2,993)     (2,441)     (8,297)
Changes in restricted cash                                                         (1,626)      2,538      (5,873)
Changes in other non-cash operating assets and liabilities (note 20)              (14,924)      5,788      12,529
Net cash used in operating activities from discontinued operations                   (993)       (791)     (6,877)
                                                                                ---------    --------    --------
Net cash provided by (used in) operating activities                                (9,183)     22,291      (2,615)
                                                                                ---------    --------    --------

INVESTING ACTIVITIES

Purchase of fixed assets                                                           (1,560)     (1,517)     (1,076)
Decrease (increase) in other assets                                                (1,526)       (964)      1,140
Decrease (increase) in other intangible assets                                       (597)       (675)       (642)
Net sale of investments in marketable debt securities                                  --          --       7,529
Acquisition of minority interest in Sonics Associates, Inc.                            --          --      (1,041)
Settlement of debenture                                                             1,892          --          --
Net cash used in investing activities from discontinued operations                    (15)        (24)       (232)
                                                                                ---------    --------    --------
Net cash provided by (used in) investing activities                                (1,806)     (3,180)      5,678
                                                                                ---------    --------    --------

FINANCING ACTIVITIES

Repayment of Subordinated Notes due 2003                                           (9,143)         --          --
Repurchase of Subordinated Notes due 2003                                              --      (6,022)    (12,540)
Repayment of Old Senior Notes due 2005                                           (123,577)         --          --
Issuance of New Senior Notes due 2010                                             160,000          --          --
Financing costs related to New Senior Notes due 2010                               (5,615)         --          --
Common shares issued under stock option plan                                        1,722         152          31
Net cash provided by financing activities from discontinued operations                799          --          --
                                                                                ---------    --------    --------
Net cash provided by (used in) financing activities                                24,186      (5,870)    (12,509)
                                                                                ---------    --------    --------

Effects of exchange rate changes on cash from continuing operations                   284          45      (2,644)
Effects of exchange rate changes on cash from discontinued operations                  --          --       1,697
                                                                                ---------    --------    --------
Effects of exchange rate changes on cash                                              284          45        (947)
                                                                                ---------    --------    --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM CONTINUING
   OPERATIONS                                                                      13,690      14,101      (4,981)
Increase (decrease) in cash and cash equivalents from discontinued operations        (209)       (815)     (5,412)
                                                                                ---------    --------    --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS, DURING THE YEAR                  13,481      13,286     (10,393)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                       33,801      20,515      30,908
                                                                                ---------    --------    --------

Cash and cash equivalents, end of year                                          $  47,282    $ 33,801    $ 20,515
                                                                                =========    ========    ========

      (the accompanying notes are an integral part of these consolidated financial statements)

                                IMAX CORPORATION
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                   IN ACCORDANCE WITH UNITED STATES GENERALLY
                         ACCEPTED ACCOUNTING PRINCIPLES

                         (In thousands of U.S. dollars)

                                      NUMBER OF
                                       COMMON                                     ACCUMULATED
                                       SHARES                         RETAINED       OTHER            TOTAL
                                     ISSUED AND    CAPITAL  OTHER     EARNINGS   COMPREHENSIVE     SHAREHOLDERS'    COMPREHENSIVE
                                     OUTSTANDING    STOCK   EQUITY   (DEFICIT)   INCOME (LOSS)(1)  EQUITY(DEFICIT)  INCOME (LOSS)
                                     -----------    -----   ------   ---------   ----------------  ---------------  -------------
BALANCE AT DECEMBER 31, 2000          30,051,514    59,102   1,034     (38,278)          405          22,263         $      --

Issuance of common stock               1,847,600     4,220      --          --            --           4,220                --
Net loss                                      --        --      --    (145,114)           --        (145,114)         (145,114)
Net adjustment on available-for-
  sale securities                             --        --      --          --           281             281               281
Foreign currency translation
  adjustments                                 --        --      --          --           (98)            (98)              (98)
                                      ----------  --------  ------     -------       -------         -------         ---------
                                                                                                                     $(144,931)
                                                                                                                     =========

BALANCE AT DECEMBER 31, 2001          31,899,114    63,322   1,034    (183,392)          588        (118,448)        $      --

Issuance of common stock               1,074,252     2,241      --          --            --           2,241                --
Net earnings                                  --        --      --      11,972            --          11,972            11,972
Adjustment in paid-in capital for
  non-employee stock
  options granted                             --        --     508          --            --             508                --
Foreign currency translation
  adjustments                                 --        --      --          --            57              57                57
                                      ----------  --------  ------     -------       -------         -------         ---------
                                                                                                                     $  12,029
                                                                                                                     =========
BALANCE AT DECEMBER 31, 2002          32,973,366    65,563   1,542    (171,420)          645        (103,670)        $      --

Issuance of common stock               6,328,392    50,046      --          --            --          50,046                --
Net income                                    --        --      --         231            --             231               231
Adjustment in paid-in-capital for
   non-employee stock options
   and warrants granted
   (note 16(c))                               --        --   1,617          --            --           1,617                --
                                      ----------  --------  ------     -------       -------         -------         ---------
                                                                                                                     $     231
                                                                                                                     =========
BALANCE AT DECEMBER 31, 2003          39,301,758  $115,609  $3,159   $(171,189)      $   645       $ (51,776)
                                      ==========  ========  ======   =========       =======       =========

(1) Components of accumulated other comprehensive income (loss) consist of :

                                         AS AT DECEMBER 31,
                                     -------------------------
                                       2003             2002
                                       ----             ----
Foreign currency
   translation adjustments           $   645          $    645
                                     -------          --------
Accumulated other comprehensive
   income                            $   645          $    645
                                     =======          ========

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

(p)   STOCK-BASED COMPENSATION

      The Company currently follows the intrinsic value method of accounting for employee stock options as prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees", ("APB25"). If the fair value methodology prescribed by FAS 123 had been adopted by the Company, pro forma results for the year ended December 31, would have been as follows:

                                                               2003            2002          2001
                                                            ----------      ----------    ----------
Net earnings (loss) as reported                             $      231      $   11,972    $ (145,114)
                                                            ----------      ----------    ----------
Stock-based compensation expense, if the methodology
   prescribed by FAS 123 had been adopted                       (9,260)        (10,765)      (10,290)
                                                            ----------      ----------    ----------
Adjusted net earnings (loss)                                $   (9,029)     $    1,207    $ (155,404)
                                                            ----------      ----------    ----------

Earnings (loss) per share - basic and diluted:

 Net earnings (loss) as reported                            $     0.01      $     0.36    $    (4.69)
                                                            ----------      ----------    ----------
 FAS 123 stock-based compensation expense                   $    (0.25)     $    (0.32)   $    (0.34)
                                                            ----------      ----------    ----------
 Adjusted net earnings (loss)                               $    (0.24)     $     0.04    $    (5.03)
                                                            ----------      ----------    ----------

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

(p)   STOCK-BASED COMPENSATION (cont'd)

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

      In accordance with FAS 142, the effect of this change in accounting principle is reflected prospectively. Supplemental comparative disclosure as if the change had been applied retroactively, is as follows:

                                                       YEARS ENDED DECEMBER 31,
                                               ---------------------------------------
                                                  2003           2002         2001
                                               -----------   -----------   -----------
Reported net earnings (loss)                   $       231   $    11,972   $  (145,114)
    Add back: Goodwill amortization                     --            --         2,310
                                               -----------   -----------   -----------
Adjusted net earnings (loss)                   $       231   $    11,972   $  (142,804)
                                               ===========   ===========   ===========

Basic and diluted earnings (loss) per share:

    Reported net earnings (loss) per share     $      0.01   $      0.36   $     (4.69)
    Goodwill amortization                      $        --   $        --   $      0.07
                                               -----------   -----------   -----------
Adjusted net earnings (loss) per share         $      0.01   $      0.36   $     (4.62)
                                               ===========   ===========   ===========

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

4.    FINANCING RECEIVABLES

(a)   NET INVESTMENT IN LEASES

      The Company generally provides its theater systems to customers on a long-term lease basis, typically with initial lease terms of 10 to 20 years. Financing receivables consisting of net investment in leases and long term receivables are comprised of the following:

                                                      2003        2002
                                                    --------    --------
Gross minimum lease amounts receivable              $ 97,408    $ 97,167
Residual value of equipment                              824         824
Unearned finance income                              (38,847)    (39,001)
                                                    --------    --------
Present value of minimum lease amounts receivable     59,385      58,990
Accumulated allowance for uncollectible amounts       (5,840)     (8,938)
                                                    --------    --------
Net investment in leases                            $ 53,545    $ 50,052

Long-term receivables                                  3,197       1,866
                                                    --------    --------

Total financing receivables                         $ 56,742    $ 51,918
                                                    ========    ========

(b)   RENTAL AMOUNTS

      IMAX systems revenue includes the following annual rental amounts, for the years ended December 31:

                                                          2003           2002           2001
                                                       ----------     ----------     ----------
Ongoing minimum rental amounts on operating leases     $      849     $      849     $      562
Additional rentals in excess of minimum amounts on
  sales-type leases                                           444            681            660
Additional rentals in excess of minimum amounts on
  operating leases                                          3,482          3,525          2,595
Finance income on sales-type leases                         4,432          4,691          5,152
                                                       ----------     ----------     ----------
                                                       $    9,207     $    9,746     $    8,969
                                                       ==========     ==========     ==========

      Estimated gross minimum rental amounts receivable from operating and sales-type leases at December 31, 2003, for each of the next five years are as follows:

2004           $  9,678
2005              8,938
2006              8,941
2007              7,750
2008              7,900
Thereafter       60,139
               --------
               $103,346
               ========

5.    INVENTORIES

                       AT DECEMBER 31,
                    -------------------
                     2003         2002
                    -------     -------
Raw materials       $ 5,868     $ 5,042
Work-in-process       4,327       2,249
Finished goods       18,023      26,801
                    -------     -------
                    $28,218     $34,092
                    =======     =======

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

6.    FILM ASSETS

                                                                       AT DECEMBER 31,
                                                                  ----------------------
                                                                      2003       2002
                                                                  ----------  ----------
Completed and released films, net of accumulated amortization     $      314  $      206
Films in production                                                    1,022          --
Development costs                                                        232         213
                                                                  ----------  ----------
                                                                  $    1,568  $      419
                                                                  ==========  ==========

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

7.    FIXED ASSETS

                                                               AT DECEMBER 31, 2003
                                                      ---------------------------------------
                                                                 ACCUMULATED
                                                       COST     DEPRECIATION   NET BOOK VALUE
                                                      -------   ------------   --------------
Equipment leased or held for use or rental
    Projection equipment(1)                           $34,847       $22,720        $12,127
    Camera equipment                                    9,971         8,061          1,910
                                                      -------       -------        -------
                                                       44,818        30,781         14,037
                                                      -------       -------        -------
Assets under construction                                 877            --            877
                                                      -------       -------        -------

Other fixed assets

    Land                                                1,593            --          1,593
    Buildings                                          14,734         5,406          9,328
    Office and production equipment(2)                 21,590        17,748          3,842
    Leasehold improvements                              8,569         2,428          6,141
                                                      -------       -------        -------
                                                       46,486        25,582         20,904
                                                      -------       -------        -------
                                                      $92,181       $56,363        $35,818
                                                      =======       =======        =======

                                                              AT DECEMBER 31, 2002
                                                      --------------------------------------
                                                               ACCUMULATED
                                                        COST   DEPRECIATION   NET BOOK VALUE
                                                      -------  ------------   --------------
Equipment leased or held for use or rental
    Projection equipment(1)                           $37,199     $20,143         $17,056
    Camera equipment                                    9,548       7,629           1,919
                                                      -------     -------         -------
                                                       46,747      27,772          18,975
                                                      -------     -------         -------
Assets under construction                               1,672          --           1,672
                                                      -------     -------         -------

Other fixed assets

    Land                                                1,648          --           1,648
    Buildings                                          15,505       5,620           9,885
    Office and production equipment(2)                 24,023      19,081           4,942
    Leasehold improvements                              8,127       1,633           6,494
                                                      -------     -------         -------
                                                       49,303      26,334          22,969
                                                      -------     -------         -------
                                                      $97,722     $54,106         $43,616
                                                      =======     =======         =======

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

8.    OTHER ASSETS

                                                                    AT DECEMBER 31,
                                                                 -------------------
                                                                  2003         2002
                                                                 -------     -------
Pension asset, representing unrecognized prior service costs     $ 5,530     $ 7,035
Deferred charges on debt financing                                 6,461       2,184
Other assets                                                       1,836       1,236
                                                                 -------     -------
                                                                 $13,827     $10,455
                                                                 =======     =======

9.    INCOME TAXES

(a) Earnings (loss) from continuing operations before income taxes by tax jurisdiction, for the years ended December 31, are comprised of the following:

                    2003          2002           2001
                  --------      --------      --------
Canada            $  1,363      $ 13,707      $(35,837)
United States       (5,267)       (3,209)      (26,940)
Japan                  839         1,031           291
Other                2,897          (361)       (1,502)
                  --------      --------      --------
                  $   (168)     $ 11,168      $(63,988)
                  ========      ========      ========

(b) The recovery of (provision for) income taxes related to income from continuing operations, for the year ended December 31, is comprised of the following:

                 2003         2002          2001
              ----------   ----------    ----------
Current:
  Canada      $     (920)  $     (754)   $   13,598
  Foreign          1,225          (45)          (35)
              ----------   ----------    ----------
                     305         (799)       13,563
              ----------   ----------    ----------
Deferred:
  Canada              81          799       (32,954)
  Foreign             --           --        (8,457)
              ----------   ----------    ----------
                      81          799       (41,411)
              ----------   ----------    ----------
              $      386   $       --    $  (27,848)
              ==========   ==========    ==========

(c) The recovery of (provision for) income taxes from continuing operations differs from the amount that would have resulted by applying the combined Canadian federal and provincial statutory income tax rates to earnings (losses), for the years ended December 31, is due to the following:

                                                                  2003         2002         2001
                                                                -------      -------      --------
Income tax recovery (provision) at combined statutory rates     $    61      $(4,314)     $ 26,632
Increase (decrease) resulting from:
    Permanent differences                                        (5,241)       3,070        (3,434)
    Manufacturing and processing credits deduction                 (300)        (141)       (1,704)
    Decrease (increase) in valuation allowance                   (2,869)       1,259       (40,272)
    Large corporations tax                                         (476)        (403)         (402)
    Income tax at different rates in foreign and other
     provincial jurisdiction                                       (285)         (52)       (1,114)
    Investment tax credits                                          661           11          (594)
    Tax recoveries through loss carrybacks                        1,062           --            --
    Effect of legislated tax rate (reductions) increases          4,833           --        (6,651)
    Audit and other tax return adjustments                        2,760          424            --
    Other                                                           180          146          (309)
                                                                -------      -------      --------
Recovery of (provision for) income taxes, as reported           $   386      $    --      $(27,848)
                                                                =======      =======      ========

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

9.    INCOME TAXES (cont'd)

(d) The net deferred income tax asset, at December 31, is comprised of the following:

                                                                       2003          2002
                                                                     --------      --------
Net operating loss and capital loss carryforwards                    $  9,835      $ 11,581
Investment tax credit and other tax credit carryforwards                1,425         1,883
Write-downs of other assets                                             5,074         5,596
Excess tax over accounting basis in fixed assets and inventories       50,696        37,875
Accrued reserves                                                        5,834         4,636
Other                                                                   2,566         2,298
                                                                     --------      --------
Total deferred income tax assets                                       75,430        63,869
Income recognition on net investment in leases                        (24,883)      (16,306)
                                                                     --------      --------
                                                                       50,547        47,563
Valuation allowance                                                   (46,791)      (43,742)
                                                                     --------      --------
Net deferred income tax asset                                        $  3,756      $  3,821
                                                                     ========      ========

      Net operating loss carryforwards and tax credit carryforwards expire as follows:

                INVESTMENT TAX
               CREDITS AND OTHER    NET OPERATING
                   TAX CREDIT           LOSS
                CARRYFORWARDS       CARRYFORWARDS
                -------------      ----------------
2004           $            --     $            --
2005                        --                  --
2006                        --                 645
2007                        --                 565
2008                        --                 963
Thereafter               1,425              39,230
               ---------------     ---------------
               $         1,425     $        41,403
               ===============     ===============

      Net operating loss carryforwards can be carried forward to reduce taxable income through to 2023. Net capital loss carryforwards amount to $6.4 million as at December 31, 2003 and can be carried forward indefinitely to reduce capital gains. Investment tax credits and other tax credits can be carried forward to reduce income taxes payable through to 2013.

10.   OTHER INTANGIBLE ASSETS

                                         AT DECEMBER 31, 2003
                                  ------------------------------------
                                          ACCUMULATED
                                  COST   AMORTIZATION  NET BOOK VALUE
                                 ------  ------------  --------------
Patents and trademarks           $4,604     $1,819       $2,785
Intellectual property rights      1,193        590          603
Other intangible assets           1,264      1,264           --
                                 ------     ------       ------
                                 $7,061     $3,673       $3,388
                                 ======     ======       ======

                                              AT DECEMBER 31, 2002
                                 ------------------------------------------
                                              ACCUMULATED
                                    COST      AMORTIZATION   NET BOOK VALUE
                                 ----------   ------------   --------------
Patents and trademarks           $    4,007    $    1,417     $    2,590
Intellectual property rights          1,193           420            773
Other intangible assets               1,264         1,264             --
                                 ----------    ----------     ----------
                                 $    6,464    $    3,101     $    3,363
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

      The Company has $160.0 million aggregate principal of 9.625% senior notes due December 1, 2010 (the "New Senior Notes"). The Company agreed to commence an exchange offer to exchange all outstanding New Senior Notes for up to $160.0 million aggregate principal amount of senior notes due December 1, 2010 that will be registered under the U.S. Securities Act of 1933, as amended (the "Registered Notes"). On February 27, 2004, the Company filed a registration statement on Form S-4 in relation to the Registered Notes. The Registered Notes will continue to be unconditionally guaranteed, jointly and severally, by certain of the Company's wholly-owned subsidiaries. After the exchange the terms of the Registered Notes will be substantially identical to the terms of the New Senior Notes, and evidence the same indebtedness as the New Senior Notes, except that the Registered Notes will be registered under U.S. securities laws, will not contain restrictions on transfer or provisions relating to special interest under circumstances related to the timing of the exchange offer, will bear a different CUSIP number from the New Senior Notes and will not entitle their holders to registration rights.

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

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

14.   COMMITMENTS

(a) Total minimum annual rental payments to be made by the Company under operating leases for premises are as follows:

2004                                $        5,201
2005                                         5,248
2006                                         5,226
2007                                         5,067
2008                                         4,839
Thereafter                                  34,783
                                    --------------
                                    $       60,364
                                    ==============

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

      On December 2, 2003, the Company acquired the remaining 50% interest in the company that operates the IMAX Theater at Arizona Mills in Tempe, Arizona, and thus, the full amount of the real estate lease obligation has been included in the lease commitment note (see note 14(a)) to reflect the Company's new ownership.

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

      The following table summarizes certain information in respect of option activity under the Stock Option Plan:

                                                                                     WEIGHTED AVERAGE
                                                    NUMBER OF SHARES              EXERCISE PRICE PER SHARE
                                         ----------------------------------   -----------------------------
                                             2003        2002        2001       2003       2002       2001
                                         ----------  ----------  ----------   ---------  ---------  -------
Options outstanding, beginning of year    5,640,898   4,609,086   8,071,072   $  11.31   $   16.98  $ 21.91
Granted                                     786,110   2,229,893   1,395,128       6.99        4.76     2.95
Exercised                                  (490,039)    (42,500)         --       4.40        3.11       --
Cancelled                                  (259,163)   (869,681) (1,990,014)     18.91       22.81    21.94
Forfeited(1)                                     --    (285,900) (2,867,100)        --       24.66    21.42
                                         ----------  ----------  ----------
Options outstanding, end of year          5,677,806   5,640,898   4,609,086      11.11       11.31    16.98
                                         ==========  ==========  ==========
Options exercisable, end of year          4,108,212   3,360,165   2,549,182      13.53       13.89    20.31
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

16.   CAPITAL STOCK (cont'd)

(c)   STOCK BASED COMPENSATION (cont'd)

      The following table summarizes certain information in respect of options outstanding under the Stock Option Plan at December 31, 2003:



                                   NUMBER OF SHARES                      WEIGHTED
 RANGE OF EXERCISE      -------------------------------------        AVERAGE EXERCISE       AVERAGE
  PRICES PER SHARE        OUTSTANDING            VESTED              PRICE PER SHARE    REMAINING TERM
--------------------    ---------------     -----------------        ---------------    ---------------
$   0.00 - $   2.99            261,384               154,214             $   2.65         4.3 Years
$   3.00 - $   4.99          2,411,887             1,768,758                 4.23         5.4 Years
$   5.00 - $   9.99            988,697               350,002                 7.26         4.9 Years
$  10.00 - $  14.99             11,000                11,000                13.48         2.1 Years
$  15.00 - $  19.99            239,200               239,200                11.06         2.7 Years
$  20.00 - $  24.99          1,410,338             1,315,338                22.23         4.9 Years
$  25.00 - $  28.04            355,300               269,700                27.12         5.9 Years
                        --------------      ----------------
 Total                       5,677,806             4,108,212                10.89         5.0 Years
                        ==============      ================

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

(d)   EARNINGS (LOSS) PER SHARE

                                                                         YEARS ENDED DECEMBER 31,
                                                            -----------------------------------------------
                                                                 2003             2002             2001
                                                            -------------    -------------    -------------
Net earnings (loss) applicable to common shareholders       $         231    $      11,972    $    (145,114)
                                                            =============    =============    =============

Weighted average number of common shares:
Issued and outstanding, beginning of year                      32,973,366       31,899,114       30,051,514
Weighted average number of shares
  issued during the year                                        2,689,888        1,044,279          864,167
                                                            -------------    -------------    -------------
Weighted average number of shares used in computing
  basic earnings (loss) per share                              35,663,254       32,943,393       30,915,681
Assumed exercise of stock options and warrants, net of
  shares assumed                                                  767,307          362,935               --
                                                            -------------    -------------    -------------
Weighted average number of shares used in computing
  diluted earnings (loss) per share                            36,430,561       33,306,328       30,915,681
                                                            =============    =============    =============

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

(d) On December 2, 2003, the Company acquired the remaining 50% interest in the company that operates the IMAX Theater at Arizona Mills in Tempe, Arizona, for nil consideration. On the date of the transaction, the net assets acquired and liabilities assumed had nominal value. Subsequent to this date, the Company consolidated 100% of the results in operations of Tempe.

      Summarized condensed financial information for Tempe is included below:

                                                 2003           2002         2001
                                            -------------  -------------  ----------
Current assets                                $      N/A    $      489            66
Non current assets                                   N/A         2,595         2,878
Current liabilities                                  N/A         2,449         1,582
Non current liabilities                              N/A             8             7

Revenue                                            2,040         2,557         1,517
Loss from continued operations                      (662)         (729)       (1,658)
Net Loss                                      $     (662)   $     (729)   $   (1,658)

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

19.   RESTRUCTURING COSTS AND ASSET IMPAIRMENTS (RECOVERIES)

                                                                  YEARS ENDED DECEMBER 31,
                                                   -------------------------------------------------
                                                       2003             2002                2001
                                                   ------------      ------------       ------------
Restructuring costs(1) (recoveries)                $         --      $       (497)      $     16,292

Asset impairments (recoveries)
    Fixed assets(2)                                         969               376             25,694
    Other assets                                             --                --              3,283
                                                   ------------      ------------       ------------

Total                                              $        969      $       (121)      $     45,269
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

20.   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    YEARS ENDED DECEMBER 31,
                                                                         ------------------------------------------
                                                                            2003            2002            2001
                                                                         ----------      ----------      ----------
(a) Changes in other non-cash operating assets and liabilities are comprised of the following:
    Decrease (increase) in:
      Accounts receivable                                                $      460      $    4,202      $    1,099
      Financing receivables                                                  (1,044)           (580)          5,687
      Inventories                                                             7,847           8,092           6,845
      Prepaid expenses                                                          522            (693)            (67)
    Increase (decrease) in:
      Accounts payable                                                       (1,230)           (478)         (9,910)
      Accrued liabilities                                                       799          (7,765)         18,151
      Deferred revenue                                                      (22,278)          3,010          (9,276)
                                                                         ----------      ----------      ----------
                                                                         $  (14,924)     $    5,788      $   12,529
                                                                         ==========      ==========      ==========

(b) Cash payments made during the year on account of:
    Income taxes                                                         $    2,294      $    1,256      $    1,107
                                                                         ==========      ==========      ==========

    Interest                                                             $   15,123      $   16,868      $   21,910
                                                                         ==========      ==========      ==========

    Non-cash transactions for financing and investing:
      Issuance of common stock to repurchase Old Senior Notes
        due 2005                                                         $   48,324      $       --      $       --
                                                                         ==========      ==========      ==========

(c) Depreciation, amortization and write-downs (recoveries)
      comprise of the following:
    Depreciation and amortization:
      Film assets                                                        $    2,940      $    1,973      $   10,544
      Fixed assets                                                            6,592           6,158           8,482
      Other assets                                                            1,545           2,202           3,075
      Goodwill                                                                   --              --           2,310
      Other intangible assets                                                   573           1,419             695
      Deferred financing costs                                                  705             792           1,149
                                                                         ----------      ----------      ----------
                                                                             12,355          12,544          26,255
    Write-downs (recoveries):
      Accounts receivable                                                       714          (1,942)          4,469
      Financing receivables                                                  (2,939)            709          13,633
      Inventories                                                                --           1,229           4,053
      Film assets                                                                --              --          16,514
      Fixed assets                                                            1,322           3,175          25,694
      Other assets                                                           (1,819)            216           8,047
                                                                         ----------      ----------      ----------
                                                                             (2,722)          3,387          72,410
                                                                         ----------      ----------      ----------
                                                                         $    9,633      $   15,931      $   98,665
                                                                         ==========      ==========      ==========

21.   SEGMENTED AND OTHER INFORMATION

      As of December 31, 2003, the Company has four reportable segments: IMAX Systems; Films; Theater Operations; and other. In previous years, the Company reported on three segments as the Theater operations and Other segment were grouped as one. The comparative figures have been reclassified to conform with the presentation adopted in the current year. The Company's digital projection systems operating segment was disposed of effective December 11, 2001 and has been reflected as discontinued operations (see note 25). The IMAX systems segment designs, manufactures, sells or leases and maintains IMAX theater projection systems. The films segment produces and distributes films, and performs film post-production services. The theater operations segment owns and operates certain IMAX theaters. The other segment includes camera rentals. The accounting policies of the segments are the same as those described in note 2. Segment performance is evaluated based on gross margin less selling, general and administrative expenses, research and development expenses, amortization of intangibles, loss (income) from equity-accounted investees and restructuring costs and asset impairments (recoveries). Inter-segment transactions are not significant.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

21.   SEGMENTED AND OTHER INFORMATION (cont'd)

(a)   OPERATING SEGMENTS

                                                                      YEARS ENDED DECEMBER 31,
                                                            --------------------------------------------
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

21.   SEGMENTED AND OTHER INFORMATION (cont'd)

(a)   OPERATING SEGMENTS (cont'd)

                                             AT DECEMBER 31,
                                       -----------------------------
                                            2003            2002
                                       ------------    -------------
ASSETS
IMAX systems                           $    158,093    $    163,795
Films                                        15,226          17,680
Theater operations                            1,068           1,810
Other                                         5,633           6,310
Corporate                                    70,356          51,678
Discontinued operations                          --           1,703
                                       ------------    ------------
Total                                  $    250,376    $    242,976
                                       ============    ============

      Income from equity-accounted investees relates to the Theater operations segment.

(b)   GEOGRAPHIC INFORMATION

      Revenue by geographic area is based on the location of the theater.

                                                YEARS ENDED DECEMBER 31,
                                       -----------------------------------------
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

      The carrying values of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair values due to the short-term maturity of these instruments. The Company's other financial instruments at December 31, are comprised of the following:

                                                   2003                            2002
                                      -----------------------------   -----------------------------
                                         CARRYING       ESTIMATED        CARRYING      ESTIMATED
                                          AMOUNT        FAIR VALUE        AMOUNT       FAIR VALUE
                                      -------------   -------------   -------------   -------------
Old Senior Notes due 2005             $      29,234   $      29,810   $     200,000   $    156,000
Subordinated Notes due 2003                      --              --           9,143          8,686
New Senior Notes due 2010                   160,000         160,000              --             --
Long-term receivables                         3,197           3,197           1,866          1,866

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

                                                                   2003              2002          2001
                                                              -------------     -------------   ----------
Discount rate                                                      6.0%              6.0%           7.0%
Rate of increase in qualifying compensation levels                 nil%              nil%           1.5%

      The amounts accrued for the plan are determined as follows:

                                                                  2003             2002              2001
                                                              ------------     ------------      ------------
Projected benefit obligation:
  Obligation, beginning of year                               $     17,150     $     13,819      $     11,595
  Service cost                                                       1,956            1,777             1,701
  Interest cost                                                      1,088            1,029               871
  Actuarial loss (gain)                                               (108)             525              (348)
                                                              ------------     ------------      ------------
  Obligation, end of year                                     $     20,086     $     17,150      $     13,819
                                                              ============     ============      ============
Unfunded status:
  Obligation, end of year                                     $     20,086     $     17,150      $     13,819
  Unrecognized prior service cost                                   (6,429)          (7,826)           (9,224)
  Unrecognized actuarial gain                                          899              791             1,316
                                                              ------------     ------------      ------------
  Accrued pension liability                                   $     14,556     $     10,115      $      5,911
                                                              ============     ============      ============

      In addition, included in accrued liabilities, is a minimum pension liability of $5.5 million (2002 - $7.0 million, 2001 - $7.9 million), representing unrecognized prior service costs.

                                    PENSION BENEFITS
                           --------------------------------------
                             2003           2002           2001
                           --------       --------       --------
Accrued benefits cost      $(20,086)      $(17,150)      $(13,819)
Other assets                  5,530          7,035          7,908
                           --------       --------       --------
Net amount recognized      $(14,556)      $(10,115)      $ (5,911)
                           ========       ========       ========

      The following table provides disclosure of pension expense for the defined benefit plan for the year ended December 31:

                                                2003             2002            2001
                                          ---------------  ---------------   ------------
Service cost                              $         1,956  $         1,777   $      1,701
Interest cost                                       1,088            1,029            871
Amortization of prior service cost                  1,398            1,398          1,398
                                          ---------------  ---------------   ------------
Pension expense                           $         4,442  $         4,204   $      3,970
                                          ===============  ===============   ============


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

25.   DISCONTINUED OPERATIONS

(a)   MIAMI THEATER LLC

      On December 23, 2003, the Company closed its owned and operated Miami IMAX theater. The Company will remove and/or abandon all of its assets from the theater in the first quarter of 2004. The Company is involved in an arbitration proceeding with the landlord of the theater with respect to the amount owing to the landlord by the Company for lease and guarantee obligations. The minimum amount of loss to the Company has been established at $0.8 million, which the Company has accrued. As the Company is uncertain as to the outcome of the proceeding no additional amount has been recorded.

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

      The assets and liabilities of discontinued operations for Miami Theater LLC, summarized in the Consolidated Balance Sheets, at December 31, 2002 comprise of the following:

                                                                  2002
                                                              ------------
ASSETS
Accounts receivable                                           $         --
Prepaid Expenses                                                        11
Inventories                                                             --
Fixed assets                                                         1,692
Deferred income tax assets                                              --
                                                              ------------
    Total assets of discontinued operations                   $      1,703
                                                              ============

LIABILITIES
Accounts payable                                              $        601
Accrued liabilities                                                     86
Deferred revenue                                                     1,694
                                                              ------------
    Total liabilities of discontinued operations                     2,381
                                                              ============

      The assets related to the Miami theater will be abandoned with the exception of the projection system which the Company plans to resell and therefore has included this system in inventory. The liabilities will be settled by the Company; accordingly, as at December 31, 2003, the remaining assets and liabilities have been included in continuing operations.

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

25.   DISCONTINUED OPERATIONS (cont'd)

(c) CONSOLIDATED BALANCE SHEET AND STATEMENT OF OPERATIONS FOR MIAMI THEATER AND DPI (cont'd)

      The net earnings (loss) from discontinued operations summarized in the Consolidated Statements of Operations, for the years ended December 31, was comprised of the following:

                                                                  2003             2002           2001
                                                              ------------    -------------  -------------
Revenue                                                       $      1,123    $       1,548  $      22,925
                                                              ============    =============  =============
Net earnings  (loss) from discontinued operations(1)          $        374    $         804  $     (10,936)
Net loss on disposal of discontinued operations(2)                    (179)              --        (42,342)
                                                              ------------    -------------  -------------
Net earnings (loss) from discontinued operations              $        195    $         804  $     (53,278)
                                                              ============    =============  =============

      (1) Net of income tax provision of $0.1 million in 2003 (2002 - $nil, 2001 - $2.4 million recovery).

      (2) Net of income tax recovery of $nil in 2001; includes $12.7 million in allowances for uncollectibility of loans receivable. Any recoveries on these loans are included in the results from discontinued operations as cash is received.

26.   ASSET RETIREMENT OBLIGATIONS

      Upon adoption of FASB Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, the Company recorded a charge of $0.2 million to 2003 earnings and an increase of $0.2 million to accrued liabilities. The Company has accrued costs related to obligations in respect of required reversion costs for its theaters under long-term real estate leases which will become due in the future. The Company does not have any legal restrictions with respect to settling any of these long-term leases. A reconciliation of the Company's liability in respect of required reversion costs is shown below:

                                     2003
                                -------------
Beginning balance, January 1        $182
Accretion expense                     22
Liabilities incurred in period        --
Liabilities settled in period         --
Revisions in estimates                --
                                    ----
Ending balance, December 31         $204
                                    ----

27.   SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

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

27.   SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Balance Sheets as at December 31, 2003:

                                                                                   NON-         ADJUSTMENTS
                                                   IMAX          GUARANTOR       GUARANTOR          AND        CONSOLIDATED
                                               CORPORATION      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS       TOTAL
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

27.   SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Balance Sheets as at December 31, 2002:

                                                                                   NON-        ADJUSTMENTS
                                                  IMAX          GUARANTOR       GUARANTOR          AND        CONSOLIDATED
                                               CORPORATION     SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS        TOTAL
ASSETS
Cash and cash equivalents                     $      27,756   $       5,695   $        350   $          --   $      33,801
Restricted cash                                       3,335              --             --              --           3,335
Accounts receivable                                  10,274           3,373          1,407              --          15,054
Financing receivables                                50,492           1,249            177              --          51,918
Inventories                                          37,239             280             62          (3,489)         34,092
Prepaid expenses                                      1,856             329            187              --           2,372
Inter-company receivables                            29,740          15,863         13,338         (58,941)             --
Film assets                                             419              --             --              --             419
Fixed assets                                         40,610           3,000              6              --          43,616
Other assets                                         10,455              --             --              --          10,455
Deferred income taxes                                 3,770              51             --              --           3,821
Goodwill                                             39,027              --             --              --          39,027
Other intangible assets                               3,363              --             --              --           3,363
Investments in subsidiaries                          25,472              --             --         (25,472)             --
Assets of discontinued operations                        --           2,413             --            (710)          1,703
                                              -------------   -------------   ------------   -------------   -------------
    Total assets                              $     283,808   $      32,253   $     15,527   $     (88,612)  $     242,976
                                              =============   =============   ============   =============   =============
LIABILITIES
Accounts payable                                      2,641           2,512          1,014              --           6,167
Accrued liabilities                                  41,230           1,827            308              --          43,365
Inter-company payables                               54,093          22,523         10,122         (86,738)             --
Deferred revenue                                     79,759           5,615            216              --          85,590
Old Senior Notes due 2005                           200,000              --             --              --         200,000
Subordinated Notes due 2003                           9,143              --             --              --           9,143
Liabilities of discontinued operations                   --           2,381             --              --           2,381
                                              -------------   -------------   ------------   -------------   -------------
    Total liabilities                               386,866          34,858         11,660         (86,738)        346,646
                                              -------------   -------------   ------------   -------------   -------------

SHAREHOLDER'S DEFICIT
Common stock                                         65,563              --            117            (117)         65,563
Other equity/Additional paid in
capital/Contributed surplus                             508          46,950             --         (45,916)          1,542
Deficit                                            (170,388)        (48,941)         3,750          44,159        (171,420)
Accumulated other comprehensive income
    (loss)                                            1,259            (614)            --              --             645
                                              -------------   -------------   ------------   -------------   -------------
    Total shareholders' equity (deficit)      $    (103,058)  $      (2,605)  $      3,867   $      (1,874)  $    (103,670)
                                              -------------   -------------   ------------   -------------   -------------
    Total liabilities & shareholders' equity
    (deficit)                                 $     283,808   $      32,253   $     15,527   $     (88,612)  $     242,976
                                              =============   =============   ============   =============   =============

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

27.   SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Operations for the year ended December 31, 2003:

                                                                                   NON-      ADJUSTMENTS
                                                       IMAX       GUARANTOR     GUARANTOR        AND       CONSOLIDATED
                                                   CORPORATION   SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS      TOTAL
REVENUE
IMAX systems                                        $   74,180    $    2,373    $    1,449    $   (2,154)   $   75,848
Films                                                   15,669        12,933            58        (2,857)       25,803
Theater operations                                         746        12,363            --            --        13,109
Other                                                    4,451            --           115           (66)        4,500
                                                    ----------    ----------    ----------    ----------    ----------
                                                        95,046        27,669         1,622        (5,077)      119,260
COST OF GOODS AND SERVICES                              45,308        27,769           596        (6,390)       67,283
                                                    ----------    ----------    ----------    ----------    ----------
GROSS MARGIN                                            49,738          (100)        1,026         1,313        51,977

Selling, general and administrative expenses            32,210           743           359            --        33,312
Research and development                                 3,794            --            --            --         3,794
Amortization of intangibles                                573            --            --            --           573
Income from equity-accounted investees                  (1,903)           (6)           --          (587)       (2,496)
Receivable provisions (recoveries), net                 (1,956)         (178)          (91)           --        (2,225)
Restructuring costs and asset impairment
     (recoveries)                                           --           969            --            --           969
                                                    ----------    ----------    ----------    ----------    ----------
EARNINGS (LOSS) FROM OPERATIONS                         17,020        (1,628)          758         1,900        18,050

Interest income                                            656            --            --            --           656
Interest expense                                       (15,770)          (86)           --            --       (15,856)
Gain (loss) on retirement of notes                      (4,910)           --            --            --        (4,910)
Recovery (impairment) of long-term
     investments                                         1,892            --            --            --         1,892
                                                    ----------    ----------    ----------    ----------    ----------
NET EARNINGS (LOSS) FROM CONTINUING
     OPERATIONS BEFORE INCOME TAXES                     (1,112)       (1,714)          758         1,900          (168)
Recovery of (provision for) income taxes                  (840)        1,077           149            --           386
                                                    ----------    ----------    ----------    ----------    ----------
NET EARNINGS (LOSS) FROM CONTINUING
     OPERATIONS                                         (1,952)         (637)          907         1,900           218
Net earnings (loss) from discontinued
     operations                                            653          (458)           --            --           195
                                                    ----------    ----------    ----------    ----------    ----------
Net earnings (loss) before cumulative
     effect of changes in accounting principles         (1,299)       (1,095)          907         1,900           413
Cumulative effect of changes in accounting
     principles                                             --          (182)           --            --          (182)
                                                    ----------    ----------    ----------    ----------    ----------
NET EARNINGS (LOSS)                                 $   (1,299)   $   (1,277)   $      907    $    1,900    $      231
                                                    ==========    ==========    ==========    ==========    ==========

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

27. SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Operations for the year ended December 31, 2002:

                                                                                  NON-         ADJUSTMENTS
                                                  IMAX          GUARANTOR      GUARANTOR          AND         CONSOLIDATED
                                               CORPORATION     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS       TOTAL
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

27. SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Cash Flows for the year ended December 31, 2003:

                                                                                         NON-          ADJUSTMENTS
                                                       IMAX           GUARANTOR        GUARANTOR           AND         CONSOLIDATED
                                                    CORPORATION     SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS        TOTAL
                                                   ------------     ------------     ------------     ------------     ------------
REVENUE
IMAX systems                                       $     72,656     $      3,152     $      1,138     $       (364)    $     76,582
Films                                                    16,638           13,285               82              (82)          29,923
Theater operations                                           96            6,444               --               --            6,540
Other                                                     3,265            1,309              630             (550)           4,654
                                                   ------------     ------------     ------------     ------------     ------------
                                                         92,655           24,190            1,850             (996)         117,699
COST OF GOODS AND SERVICES                               69,260           25,960              476             (727)          94,969
                                                   ------------     ------------     ------------     ------------     ------------
GROSS MARGIN                                             23,395           (1,770)           1,374             (269)          22,730

Selling, general and administrative expenses             33,161           11,094            1,684              (89)          45,850
Research and development                                  2,969              416               --               --            3,385
Amortization of intangibles                               3,005               --               --               --            3,005
Loss (income) from equity-accounted
      investees                                          39,147              503               --          (39,723)             (73)
Receivable provisions (recoveries), net                  18,102               --               --               --           18,102
Restructuring cost and asset impairments
      (recoveries)                                       32,586           14,664              340           (2,321)          45,269
                                                   ------------     ------------     ------------     ------------     ------------
EARNINGS (LOSS) FROM OPERATIONS                        (105,575)         (28,447)            (650)          41,864          (92,808)

Interest income                                             828               19               --               --              847
Interest expense                                        (21,743)            (277)              --               --          (22,020)
Gain on retirement of notes                              55,577               --               --               --           55,577
Impairment of long-term investments                      (5,584)              --               --               --           (5,584)
                                                   ------------     ------------     ------------     ------------     ------------
NET EARNINGS (LOSS) FROM CONTINUING
      OPERATIONS BEFORE INCOME TAXES                    (76,497)         (28,705)            (650)          41,864          (63,988)
Recovery of (provision for) income taxes                (18,156)          (8,134)             194           (1,752)         (27,848)
                                                   ------------     ------------     ------------     ------------     ------------
NET EARNINGS (LOSS) FROM CONTINUING
      OPERATIONS                                        (94,653)         (36,839)            (456)          40,112          (91,836)
Net earnings (loss) from discontinued
      operations                                        (50,850)          (2,428)              --               --          (53,278)
                                                   ------------     ------------     ------------     ------------     ------------
NET EARNINGS (LOSS)                                $   (145,503)    $    (39,267)    $       (456)    $     40,112     $   (145,114)
                                                   ============     ============     ============     ============     ============

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

27. SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Cash Flows for the year ended December 31, 2003:

                                                                                         NON-     ADJUSTMENTS
                                                            IMAX       GUARANTOR      GUARANTOR       AND       CONSOLIDATED
                                                        CORPORATION   SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS      TOTAL
                                                        ----------    ------------  ------------  ------------  ------------
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net earnings (loss) from continuing operations          $   (1,952)    $     (637)  $      907     $    1,900          218
Items not involving cash:
      Depreciation, amortization and write-downs             7,926          1,795          (88)            --        9,633
      Income from equity-accounted investees                (2,216)           307           --           (587)      (2,496)
      Deferred income taxes                                     81             --           --             --           81
      Loss (gain) on retirement of notes                     4,910             --           --             --        4,910
      Stock and other non-cash compensation                  4,926             --           --             --        4,926
      Non-cash foreign exchange loss (gain)                 (1,281)            --           --             --       (1,281)
Premium on repayment of notes                               (3,088)            --           --             --       (3,088)
Payment under certain employment agreements                 (1,550)            --           --             --       (1,550)
Investment in film assets                                   (1,786)        (1,207)          --             --       (2,993)
Changes in restricted cash                                  (1,626)            --           --             --       (1,626)
Changes in other non-cash operating assets and
      liabilities                                          (13,689)         1,000         (922)        (1,313)     (14,924)
Net cash used in operating activities from
      discontinued operations                                 (462)          (531)          --             --         (993)
                                                        ----------     ----------   ----------     ----------   ----------
Net cash provided by (used in) operating activities         (9,807)           727         (103)            --       (9,183)
                                                        ----------     ----------   ----------     ----------   ----------
INVESTING ACTIVITIES
Purchase of fixed assets                                      (852)          (708)          --             --       (1,560)
Decrease (increase) in other assets                         (1,526)            --           --             --       (1,526)
(Increase) decrease in other intangible assets                (597)            --           --             --         (597)
Settlement of debenture                                      1,892             --           --             --        1,892
Investment in subsidiaries                                     (10)            --           --             10           --
Net cash in investing activities from discontinued
      operations                                                --            (15)          --             --          (15)
                                                        ----------     ----------   ----------     ----------   ----------
Net cash provided by (used in) investing activities         (1,093)          (723)          --             10       (1,806)
                                                        ----------     ----------   ----------     ----------   ----------
FINANCING ACTIVITIES
Repayment of Subordinated Notes due 2003                    (9,143)            --           --             --       (9,143)
Repayment of Old Senior Notes due 2005                    (123,577)            --           --             --     (123,577)
Issuance of New Senior Notes due 2010                      160,000             --           --             --      160,000
Financing costs related to New Senior Notes due
   2010                                                     (5,615)            --           --             --       (5,615)
Common shares issued under stock option plan                 1,722             --           --             --        1,722
Other equity/additional paid in
      capital/contributed surplus issued                        --             10           --            (10)          --
Net cash provide by financing activities from
      discontinued operations                                  799             --           --             --          799
                                                        ----------     ----------   ----------     ----------   ----------
Net cash used in (provided by) financing activities         24,186             10           --            (10)      24,186
                                                        ----------     ----------   ----------     ----------   ----------

Effects of exchange rate changes on cash                       269            (13)          28             --          284
                                                        ----------     ----------   ----------     ----------   ----------

INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS FROM CONTINUING OPERATIONS                13,218            547          (75)            --       13,690
Increase (decrease) in cash and cash equivalents
      from discontinued operations                             337           (546)          --             --         (209)
                                                        ----------     ----------   ----------     ----------   ----------
INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS, DURING THE YEAR                          13,555              1          (75)            --       13,481

Cash and cash equivalents, beginning of year                27,756          5,695          350             --       33,801
                                                        ----------     ----------   ----------     ----------   ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                $   41,311     $    5,696   $      275     $       --   $   47,282
                                                        ==========     ==========   ==========     ==========   ==========

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

27. SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

Supplemental Consolidating Statements of Cash Flows for the year ended December 31, 2002:

                                                                                         NON-        ADJUSTMENTS
                                                         IMAX         GUARANTOR       GUARANTOR          AND         CONSOLIDATED
                                                      CORPORATION    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS        TOTAL
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net earnings (loss) from continuing operations         $  9,929        $  3,092        $    345        $ (2,198)       $ 11,168
Items not involving cash:
     Depreciation, amortization and write-downs          16,016             354            (439)             --          15,931
     Loss (income) from equity-accounted
        investees                                        (2,781)            314              --           2,184            (283)
     Deferred income taxes                                 (799)             --              --              --            (799)
     Gain on retirement of notes                        (11,900)             --              --              --         (11,900)
     Stock and other non-cash compensation                3,685              --              --              --           3,685
     Non-cash foreign exchange (gain) loss                 (605)             --              --              --            (605)
Investment in film assets                                (8,423)          5,982              --              --          (2,441)
Changes in restricted cash                                2,538              --              --              --           2,538
Changes in other non-cash operating assets and
     liabilities                                         16,189         (10,489)            242            (154)          5,788
Net cash provided by (used in) operating
     activities from discontinued operations               (950)            159              --              --            (791)
                                                       --------        --------        --------        --------        --------
Net cash provided by (used in) operating
     activities                                          22,899            (588)            148            (168)         22,291
                                                       --------        --------        --------        --------        --------

INVESTING ACTIVITIES
Disposal (purchase) of fixed assets                        (786)           (881)             (2)            152          (1,517)
Decrease (increase) in other assets                      (1,970)          1,006              --              --            (964)
Decrease (increase) in other intangible assets             (675)             --              --              --            (675)
Net cash used in investing activities from
     discontinued operations                                 --             (24)             --              --             (24)
                                                       --------        --------        --------        --------        --------
Net cash used in investing activities                    (3,431)            101              (2)            152          (3,180)
                                                       --------        --------        --------        --------        --------

FINANCING ACTIVITIES
Repurchase of Subordinated Notes due 2003                (6,022)             --              --              --          (6,022)
Common shares issued                                        152              --                                             152
                                                       --------        --------        --------        --------        --------
Net cash used in financing activities                    (5,870)             --              --              --          (5,870)
                                                       --------        --------        --------        --------        --------

Effects of exchange rate changes on cash                     (8)             38              (1)             16              45
                                                       --------        --------        --------        --------        --------

INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS FROM CONTINUING OPERATIONS              14,540            (584)            145              --          14,101
Increase (decrease) in cash and cash equivalents
     from discontinued operations                          (950)            135              --              --            (815)
                                                       --------        --------        --------        --------        --------
INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS, DURING THE YEAR                        13,590            (449)            145              --          13,286

Cash and cash equivalents, beginning of period           14,166           6,144             205              --          20,515
                                                       --------        --------        --------        --------        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $ 27,756        $  5,695        $    350        $     --        $ 33,801
                                                       ========        ========        ========        ========        ========

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

27. SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Cash Flows for the year ended December 31, 2001:

                                                                                         NON-        ADJUSTMENTS
                                                          IMAX        GUARANTOR       GUARANTOR          AND         CONSOLIDATED
                                                      CORPORATION    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS       TOTAL
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net earnings (loss) from continuing operations         $(94,653)       $(36,839)       $   (456)       $ 40,112        $(91,836)
Items not involving cash:
     Depreciation, amortization and write-downs          82,834          18,106             384          (2,659)         98,665
     Loss (income) from equity-accounted
        investees                                        39,147             503              --         (39,723)            (73)
     Deferred income taxes                               31,253          10,631            (496)          1,992          43,380
     Loss (gain) on retirement of notes                 (55,577)             --              --              --         (55,577)
     Impairment of long-term investments                  5,584              --              --              --           5,584
     Stock and other non-cash compensation                5,182              --              --              --           5,182
     Non cash foreign exchange gain (loss)                  578              --              --              --             578
Investment in film assets                                (7,889)            174              --            (582)         (8,297)
Changes in restricted cash                               (5,873)             --              --              --          (5,873)
Changes in other non-cash operating assets and
     liabilities                                          6,707           4,580             334             908          12,529
Net cash provided by (used in) discontinued
     operations                                          (6,827)            (50)             --              --          (6,877)
                                                       --------        --------        --------        --------        --------
Net cash provided by (used in) operating
     activities                                            (534)         (2,895)           (234)             48          (2,615)
                                                       --------        --------        --------        --------        --------

INVESTING ACTIVITIES
Disposal (purchase) of fixed assets                         136          (1,068)            102            (246)         (1,076)
Decrease (increase) in other assets                         208             734              --             198           1,140
Decrease (increase) in other intangible assets             (642)             --              --              --            (642)
Net sale of investments in marketable securities          7,529              --              --              --           7,529
Acquisition of minority interest in Sonics                 (621)           (420)             --              --          (1,041)
Investment in subsidiaries                                   --              --              --              --              --
Net cash used in investing activities from
     discontinued operations                               (217)            (15)             --              --            (232)
                                                       --------        --------        --------        --------        --------
Net cash provided by (used in) investing
     activities                                           6,393            (769)            102             (48)          5,678
                                                       --------        --------        --------        --------        --------

FINANCING ACTIVITIES
Repurchase of Subordinated Notes due 2003               (12,540)             --              --              --         (12,540)
Common shares issued                                         31              --              --              --              31
                                                       --------        --------        --------        --------        --------
Net cash used in financing activities                   (12,509)             --              --              --         (12,509)
                                                       --------        --------        --------        --------        --------
Effects of exchange rates on cash continuing
     operations                                          (2,591)            (33)            (20)             --          (2,644)
Effects of exchange rates on cash discontinued
     operations                                           1,697              --              --              --           1,697
                                                       --------        --------        --------        --------        --------
Effects of exchange rate changes on cash                   (894)            (33)            (20)             --            (947)
                                                       --------        --------        --------        --------        --------
INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS FROM CONTINUING OPERATIONS              (1,197)         (3,632)           (152)             --          (4,981)
Increase (decrease) in cash and cash equivalents
     from discontinued operations                        (5,347)            (65)             --              --          (5,412)
                                                       --------        --------        --------        --------        --------
INCREASE DECREASE IN CASH AND CASH
     EQUIVALENTS, DURING THE PERIOD                      (6,544)         (3,697)           (152)             --         (10,393)

Cash and cash equivalents, beginning of period           20,710           9,841             357              --          30,908
                                                       --------        --------        --------        --------        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $ 14,166        $  6,144        $    205        $     --        $ 20,515
                                                       ========        ========        ========        ========        ========

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      The Company's Co-Chief Executive Officers and Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were adequate and effective.

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

4.8            Indenture, dated as of December 4, 2003, by and among IMAX
               Corporation, the Guarantors (as defined therein) and U.S. Bank
               National Association, as Trustee, related to the issue of the 9.625% Senior Notes due December 1, 2010. Incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-4
               (File No. 333-113141).

*10.1          Stock Option Plan of IMAX Corporation, dated June 7, 2000.

                                IMAX CORPORATION

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         (cont'd)

(a)(3) EXHIBITS (cont'd)

EXHIBIT NO.                             DESCRIPTION
-----------                             -----------
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

                                IMAX CORPORATION

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         (cont'd)

(a)(3) EXHIBITS (cont'd)

EXHIBIT NO.                             DESCRIPTION
-----------                             -----------

21              Subsidiaries of IMAX Corporation. Incorporated by reference to Exhibit 21 to IMAX Corporation's
                Form 10-K for the year ended December 31, 2003 (File No. 000-24216).

*23             Consent of PricewaterhouseCoopers LLP.

24              Power of Attorney of certain directors. Incorporated by reference to Exhibit 24 to IMAX
                Corporation's Form 10-K for the year ended December 31, 2003 (File No. 000-24216).

*31.1           Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002, dated July 27, 2004, by Bradley J. Wechsler.

*31.2           Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002, dated July 27, 2004, by Richard L. Gelfond.

*31.3           Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002, dated July 27, 2004, by Francis T. Joyce.

*32.1           Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, dated July 27, 2004, by Bradley J. Wechsler.

*32.2           Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, dated July 27, 2004, by Richard L. Gelfond.

*32.3           Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, dated July 27, 2004, by Francis T. Joyce.


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

                                           IMAX CORPORATION

                                           By        /s/ FRANCIS T. JOYCE
                                              ----------------------------------
                                                        Francis T. Joyce
                                                    Chief Financial Officer

Date: July 27, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 27, 2004.

       /s/ BRADLEY J. WECHSLER               /s/ RICHARD L. GELFOND              /s/ FRANCIS T. JOYCE
--------------------------------------   -------------------------------    -----------------------------
         Bradley J. Wechsler                   Richard L. Gelfond                  Francis T. Joyce
             Director and                         Director and                 Chief Financial Officer
      Co-Chief Executive Officer           Co-Chief Executive Officer       (Principal Financial Officer)
    (Principal Executive Officer)         (Principal Executive Officer)

        /s/ KATHRYN A. GAMBLE                    NEIL S. BRAUN*                  KENNETH G. COPLAND*
--------------------------------------   -------------------------------    -----------------------------
          Kathryn A. Gamble                       Neil S. Braun                   Kenneth G. Copland
Vice President, Finance and Controller              Director                           Director
    (Principal Accounting Officer)

            MICHAEL FUCHS*                      GARTH M. GIRVAN*                  DAVID W. LEEBRON*
--------------------------------------   -------------------------------    -----------------------------
            Michael Fuchs                        Garth M. Girvan                   David W. Leebron
               Director                             Director                           Director

            MARC A. UTAY*
--------------------------------------
             Marc A. Utay
               Director

                             By         *     /s/ FRANCIS T. JOYCE
                                 -----------------------------------------------
                                      Francis T. Joyce (as attorney-in-fact)