Form 10-Q/A
period 2004-03-31
IMAX CORP
filed 2004-07-27
CIK 921582

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

                                    N/A
    -----------------------------------
    (Former name or former address, if changed since last report)

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

                                 Yes [X] No [ ]

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                          Outstanding as of April 30, 2004
--------------------------                     ---------------------------------
Common stock, no par value                     39,304,991

================================================================================

                                IMAX CORPORATION

                               TABLE OF CONTENTS

                                                                           PAGE
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements........................................      3

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations...............     28

Item 3.    Quantitative and Qualitative Factors about Market Risk......     37

Item 4.    Controls and Procedures.....................................     37

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings...........................................     38

Item 2.    Change in Securities........................................     39

Item 6.    Listings of Exhibits and Reports on Form 8-K................     39

Signatures.............................................................     40

      IMAX Corporation (the "Company") is filing this amendment no.1 on Form 10-Q (the "Form 10-Q/A") to amend and update Items 1, 2 and 4 of Part I of its Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2004, which was originally filed with Securities and Exchange Commission (the "SEC") on May 10, 2004 (the "Form 10-Q"). No other information included in the original Form 10-Q is amended hereby.

      The information included in this Form 10-Q/A has not been updated for any events that have occurred subsequent to the originally filed Form 10-Q on May 10, 2004. For a discussion of events and developments subsequent to March 31, 2004, see the Company's reports filed with the SEC since May 10, 2004.

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

                                IMAX CORPORATION

                                                                                 PAGE
PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The following Condensed Consolidated Financial Statements are filed as part of this Report:

         Condensed Consolidated Balance Sheets as at March 31, 2004
         and December 31, 2003................................................     4

         Condensed Consolidated Statements of Operations for the three
         month periods ended March 31, 2004 and 2003..........................     5

         Condensed Consolidated Statements of Cash Flows
         for the three month periods ended March 31, 2004 and 2003............     6

         Notes to Condensed Consolidated Financial Statements.................     7

                                IMAX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
                         (in thousands of U.S. dollars)

                                                                                    MARCH 31,
                                                                                      2004           DECEMBER 31,
                                                                                   (UNAUDITED)           2003
                                                                                  -------------      ------------
ASSETS
Cash and cash equivalents                                                         $      23,187      $     47,282
Restricted cash (note 7(b))                                                               1,229             4,961
Accounts receivable, net of allowance for doubtful accounts of $7,226
  (2003 - $7,278)                                                                        16,150            13,887
Financing receivables (note 3)                                                           56,808            56,742
Inventories (note 4)                                                                     27,599            28,218
Prepaid expenses                                                                          3,395             1,902
Film assets                                                                               1,227             1,568
Fixed assets                                                                             34,522            35,818
Other assets                                                                             13,575            13,827
Deferred income taxes (note 11)                                                           3,923             3,756
Goodwill                                                                                 39,027            39,027
Other intangible assets                                                                   3,278             3,388
                                                                                  -------------      ------------
   Total assets                                                                   $     223,920      $    250,376
                                                                                  =============      ============

LIABILITIES
Accounts payable                                                                  $       5,037      $      5,780
Accrued liabilities (note 7(c))                                                          51,388            43,794
Deferred revenue                                                                         60,105            63,344
New Senior Notes due 2010 (note 5)                                                      160,000           160,000
Old Senior Notes due 2005 (note 6)                                                          --             29,234
                                                                                  -------------      ------------
   Total liabilities                                                                    276,530           302,152
                                                                                  -------------      ------------

COMMITMENTS AND CONTINGENCIES (notes 7 and 8)
SHAREHOLDERS' EQUITY (DEFICIT)
Capital stock - no par value. Authorized -
  unlimited number. Issued and outstanding - 39,304,491 (2003 - 39,301,758)             115,620           115,609
Other equity                                                                              3,210             3,159
Deficit                                                                                (172,085)         (171,189)
Accumulated other comprehensive income                                                      645               645
                                                                                  -------------      ------------
   Total shareholders' deficit                                                          (52,610)          (51,776)
                                                                                  -------------      ------------
   Total liabilities and shareholders' equity (deficit)                           $     223,920      $    250,376
                                                                                  =============      ============

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

                                                                                        THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                  -------------------------------
                                                                                       2004              2003
                                                                                  -------------      ------------
REVENUE
IMAX systems (note 9(a))                                                          $      16,021      $     22,315
Films                                                                                     4,489             6,835
Theater operations                                                                        3,742             3,166
Other                                                                                       629             1,333
                                                                                  -------------      ------------
                                                                                         24,881            33,649
COSTS OF GOODS AND SERVICES                                                              12,519            17,648
                                                                                  -------------      ------------
GROSS MARGIN                                                                             12,362            16,001

Selling, general and administrative expenses (note 9 (b))                                 8,335             8,144
Research and development                                                                  1,144               712
Amortization of intangibles                                                                 151               140
Income from equity-accounted investees                                                       --              (287)
Receivable provisions, net of (recoveries) (note 10)                                       (898)              614
                                                                                  -------------      ------------
EARNINGS FROM OPERATIONS                                                                  3,630             6,678

Interest income                                                                             126               265
Interest expense                                                                         (4,068)           (4,288)
Loss on retirement of notes (note 6)                                                       (784)               --
                                                                                  -------------      ------------
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                       (1,096)            2,655
Provision for income taxes (note 11)                                                         --              (137)
                                                                                  -------------      ------------
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS                                           (1,096)            2,518
Net earnings (loss) from discontinued operations (note 15)                                  200               (95)
                                                                                  -------------      ------------
NET EARNINGS (LOSS)                                                                        (896)            2,423
                                                                                  =============      ============

EARNINGS (LOSS) PER SHARE (note 12):
Earnings (loss) per share - basic and diluted:
  Net earnings (loss) from continuing operations                                  $       (0.03)     $       0.07
  Net earnings (loss) from discontinued operations                                $        0.01      $         --
                                                                                  -------------      ------------
  Net earnings (loss)                                                             $       (0.02)     $       0.07
                                                                                  =============      ============

  (the accompanying notes are an integral part of these condensed consolidated financial statements)

                                IMAX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
                         (in thousands of U.S. dollars)
                                   (UNAUDITED)

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                  -------------------------------
                                                                                      2004               2003
                                                                                  -------------      ------------
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net earnings (loss) from continuing operations                                    $      (1,096)     $      2,518
Items not involving cash:
   Depreciation and amortization                                                          2,483             2,533
   Write-downs (recoveries)                                                                (898)              628
   Income from equity-accounted investees                                                    --              (287)
   Deferred income taxes                                                                   (167)               --
   Loss on retirement of notes                                                              784                --
   Stock and other non-cash compensation                                                    561             1,101
   Non-cash foreign exchange (gain) loss                                                    165              (205)
Premium on repayment of notes                                                              (576)               --
Investment in film assets                                                                   (71)             (240)
Changes in restricted cash                                                                3,732              (998)
Changes in other non-cash operating assets and liabilities                                  907            (5,357)
Net cash provided by (used in) operating activities from discontinued
   Operations                                                                                --              (248)
                                                                                  -------------      ------------
Net cash provided by (used in) operating activities                                       5,824              (555)
                                                                                  -------------      ------------

INVESTING ACTIVITIES
Purchase of fixed assets                                                                   (164)             (302)
Increase in other assets                                                                   (318)             (195)
Increase in other intangible assets                                                         (40)             (172)
Net cash used in investing activities from discontinued operations                           --               (21)
                                                                                  -------------      ------------
Net cash used in investing activities                                                      (522)             (690)
                                                                                  -------------      ------------

FINANCING ACTIVITIES
Repayment of Old Senior Notes due 2005                                                  (29,234)               --
Financing costs related to New Senior Notes due 2010                                       (347)               --
Common shares issued                                                                         11                --
Net cash provided by financing activities from discontinued operations                      200               200
                                                                                  -------------      ------------
Net cash provided by (used in) financing activities                                     (29,370)              200
                                                                                  -------------      ------------

Effects of exchange rate changes on cash                                                    (27)               24
                                                                                  -------------      ------------

DECREASE IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS                        (24,295)             (952)
Increase (decrease) in cash and cash equivalents from discontinued
   operations                                                                               200               (69)
                                                                                  -------------      ------------
DECREASE IN CASH AND CASH EQUIVALENTS, DURING THE PERIOD                                (24,095)           (1,021)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           47,282            33,801
                                                                                  -------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $      23,187      $     32,780
                                                                                  =============      ============

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

      These financial statements should be read in conjunction with the Company's most recent annual report on Form 10-K/A for the year ended December 31, 2003 which should be consulted for a summary of the significant accounting policies utilized by the Company. These interim financial statements are prepared following accounting policies consistent with the Company's financial statements for the year ended December 31, 2003, and as described below, except as described in note 2.

      The Company currently follows the intrinsic value method of accounting for employee stock options as prescribed by APB 25. If the fair value methodology prescribed by FAS 123 had been adopted by the Company, pro forma results for the three months ended March 31, would have been as follows:

                                                                 2004           2003
                                                             -----------     -----------
Net earnings (loss) as reported                              $      (896)    $     2,423
Stock based compensation expense, if the methodology
   prescribed by FAS 123 had been adopted                         (1,594)         (2,223)
                                                             -----------     -----------
Adjusted net earnings                                        $    (2,490)    $       200
                                                             ===========     ===========
Earnings per share - basic and diluted:
Net earnings (loss) as reported                              $     (0.02)    $      0.07
FAS 123 stock based compensation expense                           (0.04)    $     (0.06)
                                                             -----------     -----------
Adjusted net earnings (loss)                                 $     (0.06)    $      0.01
                                                             ===========     ===========

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

1.    BASIS OF PRESENTATION (cont'd)

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

3.    FINANCING RECEIVABLES

      The Company generally provides its theater systems to customers on a long-term lease basis, typically with initial lease terms of 10 to 20 years. Financing receivables consisting of net investment in leases and long term receivables are comprised of the following:

                                                              MARCH 31,      DECEMBER 31,
                                                                2004            2003
                                                             -----------     ------------
NET INVESTMENT IN LEASES
Gross minimum lease amounts receivable                       $    97,248     $     97,408
Residual value of equipment                                          824              824
Unearned finance income                                          (39,290)         (38,847)
                                                             -----------     ------------
Present value of minimum lease amounts receivable                 58,782           59,385
Accumulated allowance for uncollectible amounts                   (5,115)          (5,840)
                                                             -----------     ------------
Net investment in leases                                          53,667           53,545
                                                             -----------     ------------

Long-term receivables                                              3,141            3,197
                                                             -----------     ------------

Total financing receivables                                  $    56,808     $     56,742
                                                             ===========     ============

4.    INVENTORIES

                                                              MARCH 31,      DECEMBER 31,
                                                                2004             2003
                                                             -----------     ------------
Raw materials                                                $     5,765     $      5,868
Work-in-process                                                    4,671            4,327
Finished goods                                                    17,163           18,023
                                                             -----------     ------------
                                                             $    27,599     $     28,218
                                                             ===========     ============

5.    NEW SENIOR NOTES DUE 2010

      As at March 31, 2004, the Company has $160.0 million aggregate principal of 9.625% senior notes due December 1, 2010 (the "New Senior Notes"). The Company commenced an exchange offer to exchange all outstanding New Senior Notes for up to $160.0 million aggregate principal amount of senior notes due December 1, 2010 that will be registered under the U.S. Securities Act of 1933, as amended (the "Registered Notes"). On February 27, 2004, the Company filed a registration statement on Form S-4 in relation to the Registered Notes. The Registered Notes will continue to be unconditionally guaranteed, jointly and severally, by certain of the Company's wholly-owned subsidiaries. After the exchange the terms of the Registered Notes will be substantially identical to the terms of the New Senior Notes, and evidence the same indebtedness as the New Senior Notes, except that the Registered Notes will be registered under U.S. securities laws, will not contain restrictions on transfer or provisions relating to special interest under circumstances related to the timing of the exchange offer, will bear a different CUSIP number from the New Senior Notes and will not entitle their holders to registration rights.

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

(d) In January 2004, the Company and IMAX Theater Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages of approximately $3.7 million before the International Court of Arbitration of the International Chambers of Commerce with respect to the breach by Electronic Media Limited ("EML") of its December 2000 agreement with the Company. In April 2004, EML filed an answer and counterclaim seeking the return of funds EML has paid to the Company, incidental expenses and punitive damages. The Company believes that the allegations made by EML in its counterclaim are entirely without merit and will accordingly defend the claims vigorously. The Company believes that the amount of loss, if any, suffered in connection with this arbitration would not have a material impact on the financial position or results of operation of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

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

10.   RECEIVABLE PROVISIONS (RECOVERIES), NET

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                             ----------------------------
                                                                 2004            2003
                                                             ------------    -----------
Accounts receivable provisions (recoveries), net             $      (173)    $        614
Financing receivables provisions (recoveries), net(1)        $      (725)    $         --
                                                             -----------     ------------
Receivable provisions (recoveries), net                      $      (898)    $        614
                                                             ===========     ============

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

13.   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTAL INFORMATION

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                  -------------------------
                                                                      2004          2003
                                                                  -----------   -----------
Interest paid                                                     $       235   $        20
Income taxes paid                                                 $       576   $       534

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

      There has been no change in the basis of measurement of segment profit or loss from the Company's most recent annual report on form 10-K/A for the year ended December 31, 2003. Inter-segment transactions are not significant.

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                  -------------------------
                                                                      2004         2003
                                                                  -----------   -----------
REVENUE
IMAX systems                                                      $    16,021   $    22,315
Films                                                                   4,489         6,835
Theater operations                                                      3,742         3,166
Other                                                                     629         1,333
                                                                  -----------   -----------
TOTAL                                                             $    24,881   $    33,649
                                                                  ===========   ===========

EARNINGS (LOSS) FROM OPERATIONS
IMAX systems                                                      $     9,722   $    10,645
Films                                                                  (1,103)          630
Theater operations                                                        404          (417)
Other                                                                    (241)        1,064
Corporate overhead                                                     (5,152)       (5,244)
                                                                  -----------   -----------
TOTAL                                                             $     3,630   $     6,678
                                                                  ===========   ===========

15.   DISCONTINUED OPERATIONS

(a)   MIAMI THEATER LLC

      On December 23, 2003, the Company closed its owned and operated Miami IMAX theater. The Company completed its abandonment of assets and removal of its projection system from the theater in the first quarter of 2004, with no financial impact. The Company is involved in an arbitration proceeding with the landlord of the theater with respect to the amount owing to the landlord by the Company for lease and guarantee obligations. The minimum amount of loss to the Company has been established at $0.8 million, which the Company has accrued. As the Company is uncertain as to the outcome of the proceeding no additional amount has been recorded.

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

15.   DISCONTINUED OPERATIONS (cont'd)

(c)   CONSOLIDATED STATEMENT OF OPERATIONS FOR MIAMI THEATER AND DPI

      The net earnings (loss) from discontinued operations summarized in the Consolidated Statements of Operations, for the periods ended March 31, was comprised of the following:

                                                                     THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                  -------------------------
                                                                     2004          2003
                                                                  -----------   -----------
Net earnings (loss) from discontinued operations(1)               $       200   $       (95)
                                                                  ===========   ===========

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

                                                                     THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                  -------------------------
                                                                     2004          2003
                                                                  -----------   -----------
Service cost                                                      $       516   $       489
Interest cost                                                             317           272
Amortization of prior service cost                                        349           349
                                                                  -----------   -----------
Pension expense                                                   $     1,182   $     1,110
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

18.   SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Balance Sheets as at March 31, 2004:

                                                                                                   ADJUSTMENTS
                                                  IMAX          GUARANTOR        NON-GUARANTOR          AND          CONSOLIDATED
                                               CORPORATION     SUBSIDIARIES      SUBSIDIARIES      ELIMINATIONS         TOTAL
                                               -----------     ------------      ------------      ------------      -------------
ASSETS
Cash and cash equivalents                     $      12,910    $     10,080      $         197     $         --      $      23,187
Restricted cash                                       1,229              --                 --               --              1,229
Accounts receivable                                  12,335           3,412                403               --             16,150
Financing receivables                                55,407           1,401                 --               --             56,808
Inventories                                          27,269             259                 71               --             27,599
Prepaid expenses                                      2,964             148                283               --              3,395
Intercompany receivables                             20,267          22,408             17,554          (60,229)                --
Film assets                                              18           1,209                 --               --              1,227
Fixed assets                                         32,737           1,782                  3               --             34,522
Other assets                                         13,575              --                 --               --             13,575
Deferred income taxes                                 3,872              51                 --               --              3,923
Goodwill                                             39,027              --                 --               --             39,027
Other intangible assets                               3,278              --                 --               --              3,278
Investments in subsidiaries                          30,390              --                 --          (30,390)                --
                                              -------------    ------------      -------------     ------------      -------------
    Total assets                              $     255,278    $     40,750      $      18,511     $    (90,619)     $     223,920
                                              =============    ============      =============     ============      =============

LIABILITIES
Accounts payable                                      2,126           2,908                  3               --              5,037
Accrued liabilities                                  49,416           1,752                220               --             51,388
Intercompany payables                                42,268          35,045             13,269          (90,582)                --
Deferred revenue                                     54,997           4,988                120               --             60,105
Senior notes due 2010                               160,000              --                 --               --            160,000
                                              -------------    ------------      -------------     ------------      -------------
    Total liabilities                               308,807          44,693             13,612          (90,582)           276,530
                                              -------------    ------------      -------------     ------------      -------------

SHAREHOLDER'S DEFICIT
Common stock                                        115,620              --                117             (117)           115,620
Other equity/Additional paid in
    capital/Contributed surplus                       2,176          46,960                 --          (45,926)             3,210
Deficit                                            (172,584)        (50,289)             4,782           46,006           (172,085)
Accumulated other comprehensive income
    (loss)                                            1,259            (614)                --               --                645
                                              -------------    ------------      -------------     ------------      -------------
    Total shareholders' equity (deficit)      $     (53,529)   $     (3,943)     $       4,899     $         37      $     (52,610)
                                              -------------    ------------      -------------     ------------      -------------
    Total liabilities & shareholders'
    equity(deficit)                           $     255,278    $     40,750      $      18,511     $    (90,619)     $     223,920
                                              =============    ============      =============     ============      =============

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

18.   SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Balance Sheets as at December 31, 2003:

                                                                                                   ADJUSTMENTS
                                                  IMAX          GUARANTOR        NON-GUARANTOR         AND           CONSOLIDATED
                                               CORPORATION     SUBSIDIARIES       SUBSIDIARIES     ELIMINATIONS         TOTAL
                                               -----------     ------------       ------------     ------------      ------------
ASSETS
Cash and cash equivalents                     $      41,311    $      5,696      $         275     $         --      $     47,282
Restricted cash                                       4,961              --                 --               --             4,961
Accounts receivable                                   9,924           3,468                495               --            13,887
Financing receivables                                55,294           1,407                 41               --            56,742
Inventories                                          29,775             620                 69           (2,246)           28,218
Prepaid expenses                                      1,098             523                281               --             1,902
Inter-company receivables                            21,203          21,745             15,184          (58,132)               --
Film assets                                             361           1,207                 --               --             1,568
Fixed assets                                         33,897           1,918                  3               --            35,818
Other assets                                         13,827              --                 --               --            13,827
Deferred income taxes                                 3,705              51                 --               --             3,756
Goodwill                                             39,027              --                 --               --            39,027
Other intangible assets                               3,388              --                 --               --             3,388
Investments in subsidiaries                          26,196              --                 --          (26,196)               --
                                              -------------    ------------      -------------      -----------      ------------
    Total assets                              $     283,967    $     36,635      $      16,348      $   (86,574)     $    250,376
                                              =============    ============      =============      ===========      ============

LIABILITIES
Accounts payable                                      3,605           2,175                 --               --      $      5,780
Accrued liabilities                                  41,618           1,803                373               --            43,794
Inter-company payables                               43,885          31,640             11,065          (86,590)               --
Deferred revenue                                     58,319           4,889                136               --            63,344
New Senior Notes due 2010                           160,000              --                 --               --           160,000
Old Senior Notes due 2005                            29,234              --                 --               --            29,234
                                              -------------    ------------      -------------     ------------      ------------
    Total liabilities                               336,661          40,507             11,574          (86,590)          302,152
                                              -------------    ------------      -------------     ------------      ------------

SHAREHOLDER'S DEFICIT
Common stock                                        115,609              --                117             (117)          115,609
Other equity/Additional paid in
    capital/Contributed surplus                       2,125          46,960                 --          (45,926)            3,159
Deficit                                            (171,687)        (50,218)             4,657           46,059          (171,189)
Accumulated other comprehensive income
    (loss)                                            1,259            (614)                --               --               645
                                              -------------    ------------      -------------     ------------      ------------
    Total shareholders' (deficit)             $     (52,694)   $     (3,872)     $       4,774     $         16           (51,776)
                                              -------------    ------------      -------------     ------------      ------------
    Total liabilities & shareholders'
    equity (deficit)                          $     283,967    $     36,635      $      16,348     $    (86,574)     $    250,376
                                              =============    ============      =============     ============      ============

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

18.   SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Operations for the three months ended March 31, 2004:

                                                                                                   ADJUSTMENTS
                                                  IMAX          GUARANTOR        NON-GUARANTOR          AND          CONSOLIDATED
                                               CORPORATION     SUBSIDIARIES      SUBSIDIARIES      ELIMINATIONS          TOTAL
                                              -------------    ------------      -------------     ------------      ------------
REVENUE
IMAX systems                                  $      15,537    $        270      $         322     $       (108)     $     16,021
Films                                                 3,673           1,477                  4             (665)            4,489
Theater operations                                      137           3,622                 --              (17)            3,742
Other                                                   628              --                  1               --               629
                                              -------------    ------------      -------------     ------------      ------------
                                                     19,975           5,369                327             (790)           24,881
COST OF GOODS AND SERVICES                            7,817           5,369                123             (790)           12,519
                                              -------------    ------------      -------------     ------------      ------------
GROSS MARGIN                                         12,158              --                204               --            12,362

Selling, general and administrative expenses          8,118             138                 79               --             8,335
Research and development                              1,144              --                 --               --             1,144
Amortization of intangibles                             151              --                 --               --               151
Loss (income) from equity-accounted
    investees                                           (53)             --                 --               53                --
Receivable provisions (recoveries), net                (822)            (76)                --               --              (898)
                                              -------------    ------------      -------------     ------------      ------------
EARNINGS (LOSS) FROM OPERATIONS                       3,620             (62)               125              (53)            3,630

Interest income                                         126              --                 --               --               126
Interest expense                                     (4,059)             (9)                --               --            (4,068)
Loss on retirement of notes                            (784)             --                 --               --              (784)
                                              -------------    ------------      -------------     ------------      ------------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS BEFORE INCOME TAXES                   (1,097)            (71)               125              (53)           (1,096)
Recovery of (provision for) income taxes                 --              --                 --               --                --
                                              -------------    ------------      -------------     ------------      ------------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS                                       (1,097)            (71)               125              (53)           (1,096)
Net earnings from discontinued operations               200              --                 --               --               200
                                              -------------    ------------      -------------     ------------      ------------
NET EARNINGS (LOSS)                           $        (897)   $        (71)     $         125     $        (53)     $       (896)
                                              =============    ============      =============     ============      ============

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

18. SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Operations for the three months ended March 31, 2003:

                                                                                                  ADJUSTMENTS
                                                      IMAX         GUARANTOR     NON-GUARANTOR       AND          CONSOLIDATED
                                                   CORPORATION    SUBSIDIARIES   SUBSIDIARIES     ELIMINATIONS       TOTAL
                                                   -----------    ------------   -------------    ------------    ------------
REVENUE
IMAX systems                                       $    21,862    $      1,850   $         318    $     (1,715)   $     22,315
Films                                                    4,042           3,394              17            (618)          6,835
Theater operations                                          90           3,111              --             (35)          3,166
Other                                                    1,291              --             107             (65)          1,333
                                                   -----------    ------------   -------------    ------------    ------------
                                                        27,285           8,355             442          (2,433)         33,649
COST OF GOODS AND SERVICES                              11,771           8,123             174          (2,420)         17,648
                                                   -----------    ------------   -------------    ------------    ------------
GROSS MARGIN                                            15,514             232             268             (13)         16,001

Selling, general and administrative expenses             7,710             277             157              --           8,144
Research and development                                   712              --              --              --             712
Amortization of intangibles                                140              --              --              --             140
Loss (income) from equity-accounted
investees                                                  (37)             34              --            (284)           (287)
Receivable provisions (recoveries), net                    614              --              --              --             614
                                                   -----------    ------------   -------------    ------------    ------------
EARNINGS (LOSS) FROM OPERATIONS                          6,375             (79)            111             271           6,678

Interest income                                            265              --              --              --             265
Interest expense                                        (4,279)             (9)             --              --          (4,288)
                                                   -----------    ------------   -------------    ------------    ------------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS BEFORE INCOME TAXES                       2,361             (88)            111             271           2,655
Provision for income taxes                                (125)            (12)             --              --            (137)
                                                   -----------    ------------   -------------    ------------    ------------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS                                           2,236            (100)            111             271           2,518
Net earnings from discontinued operations                  200            (295)             --              --             (95)
                                                   -----------    ------------   -------------    ------------    ------------
NET EARNINGS (LOSS)                                $     2,436    $       (395)  $         111    $        271    $      2,423
                                                   ===========    ============   =============    ============    ============

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

18. SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Cash Flows for the three months ended March 31, 2004:

                                                                                                     ADJUSTMENTS
                                                          IMAX        GUARANTOR     NON-GUARANTOR        AND        CONSOLIDATED
                                                       CORPORATION   SUBSIDIARIES   SUBSIDIARIES     ELIMINATIONS      TOTAL
                                                       -----------   ------------   -------------    ------------   ------------
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net earnings (loss) from continuing operations         $    (1,097)  $        (71)  $         125    $        (53)  $     (1,096)
Items not involving cash:
    Depreciation and amortization                            2,338            145              --              --          2,483
    Write-downs (recoveries)                                  (822)           (76)             --              --           (898)
    Loss from equity-accounted investees                       (53)            --              --              53             --
    Deferred income taxes                                     (167)            --              --              --           (167)
    Loss on retirement of notes                                784             --              --              --            784
    Stock and other non-cash compensation                      561             --              --              --            561
    Non-cash foreign exchange loss                             165             --              --              --            165
Premium on repayment of notes                                 (576)            --              --              --           (576)
Investment in film assets                                      (69)            (2)             --              --            (71)
Changes in restricted cash                                   3,732             --              --              --          3,732
Changes in other non-cash operating assets and
    liabilities                                             (3,275)         4,390            (208)             --            907
Net cash used in operating activities from
   discontinued operations                                      --             --              --              --             --
                                                       -----------   ------------   -------------    ------------   ------------
Net cash provided by (used in) operating activities          1,521          4,386             (83)             --          5,824
                                                       -----------   ------------   -------------    ------------   ------------

INVESTING ACTIVITIES
Disposal (purchase) of fixed assets                           (155)            (9)             --              --           (164)
Decrease (increase) in other assets                           (318)            --              --              --           (318)
Decrease (increase) in other intangible assets                 (40)            --              --              --            (40)
                                                       -----------   ------------   -------------    ------------   ------------
Net cash used in investing activities                         (513)            (9)             --              --           (522)
                                                       -----------   ------------   -------------    ------------   ------------

FINANCING ACTIVITIES
Repayment of Old Senior Notes due 2005                     (29,234)            --              --              --        (29,234)
Financing costs related to New Senior Notes due 2010          (347)            --              --              --           (347)
Common shares issued                                            11             --              --              --             11
Net cash provided by financing activities from
   discontinued operations                                     200             --              --              --            200
                                                       -----------   ------------   -------------    ------------   ------------
Net cash used in financing activities                      (29,370)            --              --              --        (29,370)
                                                       -----------   ------------   -------------    ------------   ------------

Effects of exchange rate changes on cash                       (39)             7               5              --            (27)
                                                       -----------   ------------   -------------    ------------   ------------

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS FROM CONTINUING OPERATIONS                  (28,601)         4,384             (78)             --        (24,295)
Increase (decrease) in cash and cash equivalents
   from discontinued operations                                200             --              --              --            200
                                                       -----------   ------------   -------------    ------------   ------------
INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS, DURING THE PERIOD                         (28,401)         4,384             (78)             --        (24,095)

Cash and cash equivalents, beginning of period              41,311          5,696             275              --         47,282
                                                       -----------   ------------   -------------    ------------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $    12,910   $     10,080   $         197    $         --   $     23,187
                                                       ===========   ============   =============    ============   ============

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

18.   SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Cash Flows for the three months ended March 31, 2003:

                                                                                                   ADJUSTMENTS
                                                      IMAX         GUARANTOR     NON-GUARANTOR        AND          CONSOLIDATED
                                                   CORPORATION    SUBSIDIARIES   SUBSIDIARIES      ELIMINATIONS       TOTAL
                                                   -----------    ------------   -------------     ------------    ------------
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net earnings (loss) from continuing operations     $     2,236    $       (100)  $         111     $        271    $      2,518
Items not involving cash:
    Depreciation and amortization                        2,303             228               2               --           2,533
    Write-downs (recoveries)                               614              14              --               --             628
    Loss (income) from equity-accounted
      investees                                            (37)             34              --             (284)           (287)
    Stock and other non-cash compensation                1,101              --              --               --           1,101
    Non-cash foreign exchange gain                        (205)             --              --                             (205)
Investment in film assets                                 (240)             --              --               --            (240)
Changes in restricted cash                                (998)             --              --               --            (998)
Changes in other non-cash operating assets and
    liabilities                                         (5,132)           (296)             37               34          (5,357)
Net cash used in operating activities from
    discontinued operations                               (274)             26              --               --            (248)
                                                   -----------    ------------   -------------     ------------    ------------
Net cash provided by (used in) operating
    activities                                            (632)            (94)            150               21            (555)
                                                   -----------    ------------   -------------     ------------    ------------

INVESTING ACTIVITIES
Purchase of fixed assets                                   (69)           (210)             (2)             (21)           (302)
Increase in other assets                                  (195)             --              --               --            (195)
Increase in other intangible assets                       (172)             --              --               --            (172)
Net cash used in investing activities from
    discontinued operations                                 --             (21)             --               --             (21)
                                                   -----------    ------------   -------------     ------------    ------------
Net cash used in investing activities                     (436)           (231)             (2)             (21)           (690)
                                                   -----------    ------------   -------------     ------------    ------------

FINANCING ACTIVITIES
Net cash used in financing activities from
    discontinued operations                                200              --              --               --             200
                                                   -----------    ------------   -------------     ------------    ------------
Net cash used in financing activities                      200              --              --               --             200
                                                   -----------    ------------   -------------     ------------    ------------

Effects of exchange rate changes on cash                    44             (22)              2               --              24
                                                   -----------    ------------   -------------     ------------    ------------

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS FROM CONTINUING OPERATIONS                 (750)           (352)            150              --             (952)
Increase (decrease) in cash and cash
   equivalents from discontinued operations                (74)              5              --               --             (69)
                                                   -----------    ------------   -------------     ------------    ------------

INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS, DURING THE PERIOD                        (824)           (347)            150               --          (1,021)

Cash and cash equivalents, beginning of period          27,756           5,695             350               --          33,801
                                                   -----------    ------------   -------------     ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD           $    26,932    $      5,348   $         500     $         --    $     32,780
                                                   ===========    ============   =============     ============    ============

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

      RECONCILIATION TO CANADIAN GAAP

      CONSOLIDATED STATEMENTS OF OPERATIONS

      The following is a reconciliation of net earnings (loss) reflecting the difference between Canadian and U.S. GAAP:

                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                        ------------------------
                                                                            2004         2003
                                                                            ----         ----
Net earnings (loss) in accordance with United States GAAP               $      (896)  $    2,423
Equity accounted investees(1)                                                    --         (599)
Depreciation of Fixed assets(2)                                                 (41)         (41)
Stock-based compensation(3)                                                      (1)          (2)
Timing differences - Selling, general and administrative
  expenses(4)                                                                    --          500
Interest accretion on Subordinated Notes(5)                                      --          (48)
                                                                        -----------   ----------
Net earnings in accordance with Canadian GAAP                           $      (938)  $    2,233
                                                                        ===========   ==========

Earnings (loss) per share (note 12):
Earnings (loss) per share - basic and diluted:
  Net earnings (loss) from continuing operations                        $     (0.03)  $     0.07
  Net earnings from discontinued operations                             $      0.01   $       --
                                                                        -----------   ----------
  Net earnings (loss)                                                   $     (0.02)  $     0.07
                                                                        ===========   ==========

CONSOLIDATED SHAREHOLDERS' EQUITY (DEFICIT)

The following is a reconciliation of shareholders' equity (deficit) reflecting the difference between Canadian and U.S. GAAP:

                                                                             MARCH 31,     DECEMBER 31,
                                                                               2004            2003
                                                                             ---------     ------------
Shareholders' equity (deficit) in accordance with United States GAAP         $  (52,610)    $  (51,776)
Fixed asset impairments(2)                                                          811            852
                                                                             ----------     ----------
Shareholders' equity (deficit) in accordance with Canadian GAAP              $  (51,799)    $  (50,924)
                                                                             ==========     ==========

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

19. SUMMARY OF MATERIAL DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) IN THE UNITED STATES AND CANADA (cont'd)

      CONSOLIDATED BALANCE SHEET

      The following is the Canadian GAAP Consolidated Balance Sheet as at December 31, 2003:

                                                                                     AS AT
                                                                                  DECEMBER 31,
                                                                                  ------------
                                                                                     2003
                                                                                  ------------
ASSETS
Cash and cash equivalents                                                         $     47,282
Restricted cash                                                                          4,961
Accounts receivable                                                                     13,887
Financing receivable                                                                    56,742
Inventories                                                                             28,218
Prepaid expenses                                                                         1,902
Film assets                                                                              1,568
Property, plant and equipment                                                           36,670
Other assets                                                                             8,297
Future income taxes                                                                      3,756
Goodwill                                                                                39,027
Other intangible assets                                                                  3,388
                                                                                  ------------
   Total assets                                                                   $    245,698
                                                                                  ============

LIABILITIES
Accounts payable                                                                  $      5,780
Accrued liabilities                                                                     38,264
Deferred revenue                                                                        63,344
New senior notes due 2010                                                              160,000
Old senior notes due 2005                                                               29,234
                                                                                  ------------
   Total liabilities                                                                   296,622
                                                                                  ------------

SHAREHOLDERS' EQUITY (DEFICIT)
Capital stock Common shares. Authorized - unlimited number.
  Issued and outstanding - 39,301,758 (2002 - 32,973,366)                              114,153
Other equity                                                                             3,536
Contributed surplus                                                                     11,857
Deficit                                                                               (182,297)
Cumulative foreign currency translation adjustments                                      1,827
                                                                                  ------------
   Total shareholders' equity (deficit)                                                (50,924)
                                                                                  ------------
   Total liabilities and shareholders' equity (deficit)                           $    245,698
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

19. SUMMARY OF MATERIAL DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) IN THE UNITED STATES AND CANADA (cont'd)

      CONSOLIDATED STATEMENT OF OPERATIONS

      The following is the Canadian GAAP Consolidated Statement of Operations for the three months ended March 31, 2003:

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                                 2003
                                                                          ------------------
REVENUE
IMAX systems                                                              $           22,315
Films                                                                                  6,835
Theater operations                                                                     3,166
Other                                                                                  2,079
                                                                          ------------------
                                                                                      34,395
COSTS OF GOODS AND SERVICES                                                           18,657
                                                                          ------------------
GROSS MARGIN                                                                          15,738

Selling, general and administrative expenses                                           7,646
Research and development                                                                 712
Amortization of intangibles                                                              140
Receivable provisions, net of (recoveries)                                               614
                                                                          ------------------
EARNINGS FROM OPERATIONS                                                               6,626

Interest income                                                                          265
Interest expense                                                                      (4,426)
                                                                          ------------------
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                     2,465
Provision for income taxes                                                              (137)
                                                                          ------------------
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS                                         2,328
Net earnings (loss) from discontinued operations                                         (95)
                                                                          ------------------
NET EARNINGS (LOSS)                                                                    2,223
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

19. SUMMARY OF MATERIAL DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) IN THE UNITED STATES AND CANADA (cont'd)

      CONSOLIDATED STATEMENT OF CASH FLOWS

      The following is the Canadian GAAP Consolidated Statement of Cash Flows for the three months ended March 31, 2003:

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                            2003
                                                                                    ------------------
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net earnings from continuing operations                                             $            2,328
Items not involving cash:
   Depreciation and amortization                                                                 2,870
   Write-downs                                                                                     628
   Stock and other non-cash compensation                                                         1,103
   Interest related to accretion on convertible subordinated notes                                  48
   Non-cash foreign exchange (gain) loss                                                          (205)
Recovery (investment) in film assets                                                              (240)
Changes in restricted cash                                                                        (998)
Changes in other non-cash operating assets and liabilities                                      (5,811)
Net cash provided by (used in) operating activities from discontinued
   operations                                                                                     (248)
                                                                                    ------------------
Net cash provided by (used in) operating activities                                               (525)
                                                                                    ------------------

INVESTING ACTIVITIES
Purchase of fixed assets                                                                          (317)
Increase in other assets                                                                          (195)
Increase in other intangible assets                                                               (172)
Net cash used in investing activities from discontinued operations                                 (21)
                                                                                    ------------------
Net cash used in investing activities                                                             (705)
                                                                                    ------------------

FINANCING ACTIVITIES
Repayment of long-term debt                                                                       (288)
Net cash provided by financing activities from discontinued operations                             200
                                                                                    ------------------
Net cash provided by (used in) financing activities                                                (88)
                                                                                    ------------------

                                                                                    ------------------
Effects of exchange rate changes on cash                                                            24
                                                                                    ------------------

DECREASE IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS                                (1,225)
Increase (decrease) in cash and cash equivalents from discontinued operations                      (69)
                                                                                    ------------------
DECREASE IN CASH AND CASH EQUIVALENTS, DURING THE PERIOD                                        (1,294)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                  34,380
                                                                                    ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $           33,086
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

The preparation of these financial statements requires management to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates its estimates, including those related to accounts receivable, net investment in leases, inventories, fixed and film assets, investments, intangible assets, income taxes, contingencies and litigation. Management bases its estimates on historical experience, future expectations and other assumptions that are believed to be reasonable at the date of the financial statements. Actual results may differ from these estimates due to uncertainty involved in measuring, at a specific point in time, events which are continuous in nature. The Company's significant accounting policies are discussed in note 2 of the Consolidated Financial Statements in the Company's most recent annual report on Form 10-K/A for the year ended December 31, 2003 and are summarized below.

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

Films revenue decreased 34.3% to $4.5 million in the first quarter of 2004 from $6.8 million in the same period last year largely due to the strong comparative performance of the Company's film, Space Station in the first quarter of 2003 as the Company focused its efforts in the quarter on its DMR productions.

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

In addition, the Company improved its gross margin in its owned and operated theater segment due to the higher attendance levels over the same period last year.

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

Interest expense decreased to $4.1 million in the first quarter of 2004 from $4.3 million in the same period last year due largely to lower average debt balances in 2004. The Company retired and repaid an aggregate of $170.8 million of the Company's Old Senior Notes in December 2003 and $9.1 million of 5.75% convertible subordinated notes due April 1, 2003 (the "Subordinated Notes"). As at March 31, 2004, the Company had $160.0 million aggregate principal of 9.625% senior notes due December 1, 2010 (the "New Senior Notes"). Included in interest expense is the amortization of deferred finance costs in the amount $ 0.1 million in the first quarter of 2004 as compared to $ 0.2 million for 2003. The Company's policy is to defer and amortize all the costs relating to a debt financing over the life of the debt instrument.

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

DISCONTINUED OPERATIONS

On December 23, 2003, the Company closed its owned and operated Miami IMAX theater. The Company abandoned and/or removed all of its assets from the theater in the first quarter of 2004. The Company is involved in an arbitration proceeding with the landlord of the theater with respect to the amount owing to the landlord by the Company for lease and guarantee obligations. The amount of loss to the Company has been estimated at between $0.8 million and $2.3 million, of which the Company has accrued $0.8 million. As the Company is uncertain as to the outcome of the proceeding no additional amount has been recorded.

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

NEW SENIOR NOTES DUE 2010

As at March 31, 2004, the Company has $160.0 million aggregate principal of 9.625% senior notes due December 1, 2010 (the "New Senior Notes"). The Company commenced an exchange offer to exchange all outstanding New Senior Notes for up to $160.0 million aggregate principal amount of senior notes due December 1, 2010 that will be registered under the U.S. Securities Act of 1933, as amended (the "Registered Notes"). On February 27, 2004, the Company filed a registration statement on Form S-4 in relation to the Registered Notes. The Registered Notes will continue to be unconditionally guaranteed, jointly and severally, by certain of the Company's wholly-owned subsidiaries. After the exchange the terms of the Registered Notes will be substantially identical to the terms of the New Senior Notes, and evidence the same indebtedness as the New Senior Notes, except that the Registered Notes will be registered under U.S. securities laws, will not contain restrictions on transfer or provisions relating to special interest under circumstances related to the timing of the exchange offer, will bear a different CUSIP number from the New Senior Notes and will not entitle their holders to registration rights.

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

(d) In January 2004, the Company and IMAX Theater Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages of approximately $3.7 million before the International Court of Arbitration of the International Chambers of Commerce with respect to the breach by Electronic Media Limited ("EML") of its December 2000 agreement with the Company. In April 2004, EML filed an answer and counterclaim seeking the return of funds EML has paid to the Company, incidental expenses and punitive damages. The Company believes that the allegations made by EML in its counterclaim are entirely without merit and will accordingly defend the claims vigorously. The Company believes that the amount of loss, if any, suffered in connection with this arbitration would not have a material impact on the financial position or results of operation of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

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

                                       IMAX CORPORATION

Date: July 27, 2004                    By: /s/ Francis T. Joyce
                                           --------------------
                                           Francis T. Joyce
                                           Chief Financial Officer
                                           (Principal Financial Officer)

Date: July 27, 2004                    By: /s/  Kathryn A. Gamble
                                            ---------------------
                                           Kathryn A. Gamble
                                           Vice President, Finance, Controller
                                           (Principal Accounting Officer)