Form 10-Q
period 2004-06-30
IMAX CORP
filed 2004-08-09
CIK 921582

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-24216

                                IMAX CORPORATION
             (Exact name of registrant as specified in its charter)

                       Canada                       98-0140269
         -------------------------------        ----------------------
         (State or other jurisdiction of        I.R.S. Employer
          incorporation or organization)        Identification Number)

         2525 Speakman Drive, Mississauga, Ontario, Canada        L5K 1B1
        --------------------------------------------------     -------------
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
                                 Yes [X] No [ ]

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                 Outstanding as of July 31, 2004
--------------------------            -------------------------------
Common stock, no par value            39,315,491

================================================================================

                                IMAX CORPORATION

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements..........................................     3

Item 2.  Management's Discussion and Analysis of

         Financial Condition and Results of Operations.................    31

Item 3.  Quantitative and Qualitative Factors about Market Risk........    43

Item 4.  Controls and Procedures.......................................    43

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.............................................    44

Item 2.  Change in Securities..........................................    45

Item 4.  Submission of Matters to a Vote of Security Holders...........    46

Item 6.  Listings of Exhibits and Reports on Form 8-K..................    46

Signatures.............................................................    47

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

                                IMAX CORPORATION

                                                                                     PAGE
                                                                                     ----
PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The following Condensed Consolidated Financial Statements are filed as part of this Report:

         Condensed Consolidated Balance Sheets as at June 30, 2004
         and December 31, 2003....................................................    4

         Condensed Consolidated Statements of Operations for the three and six
         month periods ended June 30, 2004 and 2003...............................    5

         Condensed Consolidated Statements of Cash Flows
         for the six month periods ended June 30, 2004 and 2003...................    6

         Notes to Condensed Consolidated Financial Statements.....................    7

                                IMAX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
                         (in thousands of U.S. dollars)

                                                                               JUNE 30,
                                                                                2004       DECEMBER 31,
                                                                             (UNAUDITED)       2003
                                                                             -----------   ------------
ASSETS
Cash and cash equivalents                                                     $  16,951    $  47,282
Restricted cash (note 7(b))                                                          --        4,961
Accounts receivable, net of allowance for doubtful accounts of $7,598
  (2003 - $7,278)                                                                16,054       13,887
Financing receivables (note 3)                                                   56,968       56,742
Inventories (note 4)                                                             26,449       28,218
Prepaid expenses                                                                  3,997        1,902
Film assets                                                                       1,098        1,568
Fixed assets                                                                     33,104       35,818
Other assets                                                                     13,554       13,827
Deferred income taxes (note 11)                                                   4,623        3,756
Goodwill                                                                         39,027       39,027
Other intangible assets                                                           3,260        3,388
                                                                              ---------    ---------
   Total assets                                                               $ 215,085    $ 250,376
                                                                              =========    =========

LIABILITIES

Accounts payable                                                              $   4,968    $   5,780
Accrued liabilities (note 7(c))                                                  49,879       43,794
Deferred revenue                                                                 51,223       63,344
New Senior Notes due 2010 (note 5)                                              160,000      160,000
Old Senior Notes due 2005 (note 6)                                                   --       29,234
                                                                              ---------    ---------
   Total liabilities                                                            266,070      302,152
                                                                              ---------    ---------

COMMITMENTS AND CONTINGENCIES (notes 7 and 8)

SHAREHOLDERS' EQUITY (DEFICIT)
Capital stock - no par value  Authorized -
  unlimited number  Issued and outstanding - 39,314,991 (2003 - 39,301,758)     115,652      115,609
Other equity                                                                      3,251        3,159
Deficit                                                                        (170,533)    (171,189)
Accumulated other comprehensive income                                              645          645
                                                                              ---------    ---------
   Total shareholders' deficit                                                  (50,985)     (51,776)
                                                                              ---------    ---------
   Total liabilities and shareholders' equity (deficit)                       $ 215,085    $ 250,376
                                                                              =========    =========

 (the accompanying notes are an integral part of these condensed consolidated financial statements)

                               IMAX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
            (in thousands of U.S. dollars, except per share amounts)
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                         ---------------------------   -------------------------
                                                               2004        2003           2004        2003
                                                               ----        ----           ----        ----
REVENUE
IMAX systems (note 9(a))                                     $ 20,482    $ 22,143       $ 36,502    $ 44,459
Films                                                           6,600       7,460         11,089      14,294
Theater operations                                              3,771       3,608          7,513       6,775
Other                                                             895       1,239          1,524       2,571
                                                             --------    --------       --------    --------
                                                               31,748      34,450         56,628      68,099
COSTS OF GOODS AND SERVICES                                    17,139      20,164         29,657      37,813
                                                             --------    --------       --------    --------
GROSS MARGIN                                                   14,609      14,286         26,971      30,286

Selling, general and administrative expenses
   (note 9(b))                                                  8,620       8,456         16,954      16,600
Research and development                                          870       1,168          2,015       1,881
Amortization of intangibles                                       154         152            305         291
Loss (income) from equity-accounted investees                      --          14             --        (273)
Receivable provisions, net of (recoveries) (note 10)              (69)         75           (967)        689
                                                             --------    --------       --------    --------
EARNINGS FROM OPERATIONS                                        5,034       4,421          8,664      11,098

Interest income                                                    98         145            225         410
Interest expense                                               (4,120)     (4,056)        (8,189)     (8,343)
Loss on retirement of notes (note 6)                               --        (187)          (784)       (187)
                                                             --------    --------       --------    --------
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES                                                 1,012         323            (84)      2,978
Recovery of income taxes (note 11)                                340         700            340         563
                                                             --------    --------       --------    --------
NET EARNINGS FROM CONTINUING OPERATIONS                         1,352       1,023            256       3,541
Net earnings (loss) from discontinued operations (note 15)        200         (54)           400        (149)
                                                             --------    --------       --------    --------
NET EARNINGS                                                 $  1,552    $    969       $    656    $  3,392
                                                             ========    ========       ========    ========

EARNINGS PER SHARE (note 12):
Earnings per share - basic and diluted:

  Net earnings from continuing operations                    $   0 03    $   0 03       $   0 01    $   0 10
  Net earnings from discontinued operations                  $   0 01    $     --       $   0 01    $     --
                                                             --------    --------       --------    --------
  Net earnings                                               $   0 04    $   0 03       $   0 02    $   0 10
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
                                   (UNAUDITED)

                                                                   SIX MONTHS ENDED JUNE 30,
                                                                   -------------------------
                                                                      2004        2003
                                                                    --------    --------
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES

Net earnings from continuing operations                             $    256    $  3,541
Items not involving cash:
   Depreciation and amortization                                       6,556       5,844
   Write-downs (recoveries)                                             (967)        734
   Income from equity-accounted investees                                 --        (273)
   Deferred income taxes                                                (867)         --
   Loss on retirement of notes                                           784         187
   Stock and other non-cash compensation                               1,377       3,444
   Non-cash foreign exchange (gain) loss                                 324        (629)
Premium on repayment of notes                                           (576)         --
Payment under certain employment agreements                               --      (1,550)
Investment in film assets                                             (1,416)     (2,020)
Changes in restricted cash                                             4,961        (772)
Changes in other non-cash operating assets and liabilities            (9,904)    (15,143)
Net cash used in operating activities from discontinued
 operations                                                               --        (369)
                                                                    --------    --------
Net cash provided by (used in) operating activities                      528      (7,006)
                                                                    --------    --------

INVESTING ACTIVITIES

Purchase of fixed assets                                                (589)       (746)
Increase in other assets                                                (684)       (417)
Increase in other intangible assets                                     (176)       (291)
Net cash used in investing activities from discontinued
 operations                                                               --         (21)
                                                                    --------    --------
Net cash used in investing activities                                 (1,449)     (1,475)
                                                                    --------    --------

FINANCING ACTIVITIES

Repayment of Old Senior Notes due 2005                               (29,234)         --
Repayment of Subordinated Notes                                           --      (9,143)
Financing costs related to New Senior Notes due 2010                    (564)         --
Common shares issued                                                      43         621
Net cash provided by financing activities from discontinued
 operations                                                              400         399
                                                                    --------    --------
Net cash used in financing activities                                (29,355)     (8,123)
                                                                    --------    --------

Effects of exchange rate changes on cash                                 (55)        141
                                                                    --------    --------

DECREASE IN CASH AND CASH EQUIVALENTS FROM CONTINUING
 OPERATIONS                                                          (30,731)    (16,472)
Increase in cash and cash equivalents from discontinued
   operations                                                            400           9
                                                                    --------    --------
DECREASE IN CASH AND CASH EQUIVALENTS, DURING THE PERIOD             (30,331)    (16,463)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        47,282      33,801
                                                                    --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $ 16,951    $ 17,338
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


1.    BASIS OF PRESENTATION

      The Condensed Consolidated Financial Statements include the accounts of IMAX Corporation together with its wholly-owned subsidiaries (the "Company"). The nature of the Company's business is such that the results of operations for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature, except as discussed in the accompanying notes.

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

      The Company currently follows the intrinsic value method of accounting for employee stock options as prescribed by APB 25. If the fair value methodology prescribed by FASB Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") had been adopted by the Company, pro forma results for the three and six months ended June 30, would have been as follows:

                                                   THREE MONTHS ENDED              SIX MONTHS ENDED
                                                       JUNE 30,                        JUNE 30,
                                              ------------------------------   -------------------------
                                                    2004          2003            2004            2003
                                              --------------   -------------   -------------   ---------
Net earnings as reported                      $        1,552   $         969   $         656   $   3,392
Stock based compensation expense, if the
  methodology prescribed by FAS 123 had
  been adopted                                        (1,768)         (2,358)         (3,362)     (4,581)
                                              --------------   -------------   -------------   ---------
Adjusted net earnings (loss)                  $         (216)  $      (1,389)  $      (2,706)  $  (1,189)
                                              ==============   =============   =============   =========
Earnings per share - basic:
 Net earnings as reported                     $         0.04   $        0.03   $        0.02   $    0.10
 FAS 123 stock based compensation expense              (0.05)  $       (0.07)  $       (0.09)  $   (0.14)
                                              --------------   -------------   -------------   ---------
 Adjusted net earnings (loss)                 $        (0.01)  $       (0.04)  $       (0.07)  $   (0.04)
                                              ==============   =============   =============   =========
Earnings per share - diluted:
 Net earnings as reported                     $         0.04   $        0.03   $        0.02   $    0.10
 FAS 123 stock based compensation expense              (0.05)  $       (0.07)  $       (0.09)  $   (0.13)
                                              --------------   -------------   -------------   ---------
Adjusted net earnings (loss)                  $        (0.01)  $       (0.04)  $       (0.07)  $    0.03)
                                              ==============   =============   =============   =========

      Of the total stock based compensation expense under FAS 123 for the three and six months ended June 30, 2004, $1,205 and $2,411, respectively relate to stock grants made in 2000 at an average exercise price of $24.25. In accordance with FAS 123, this expense represents amortization of stock option charges that were valued at the grant date using an option-pricing model with assumptions that were valid at the time with no further update of current stock trends and assumptions.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION (cont'd)

      The weighted average fair value of common share options granted to employees for the three and six months ended June 30, 2004 at the time of grant was $2.06 and $2.07 per share, respectively (2003 - $2.92 and $2.35 per share). For the three months ended March 31, 2003 and prior, the Company used the Black-Scholes option-pricing model to determine the fair value of common share options granted as estimated at the grant date. The following assumptions were used during the three months ended March 31, 2003: dividend yield of 0% an average risk free interest rate of 2.1%, 20% forfeiture of options vesting greater than two years; expected life of one to seven years; and expected volatility of 50%. As of April 1, 2003, the Company adopted a Binomial option-pricing model to determine the fair value of common share options at the grant date. For the three and six months ended June 30, 2004, the following assumptions were used: dividend yield of 0% and 0% (three months ended June 30, 2003 - 0%); an average risk free interest rate of 4.87% and 4.86% (three months ended June 30, 2003 - 2.7%); an equity risk premium between 3.82% and 5.53% (three months ended June 30, 2003 - 10.7%); a beta between .95 and 1.03 (three months ended June 30, 2003 - 1.03); expected option life between 2.57 and 5.34 years (three months ended June 30, 2003 - between 3.6 and 5.1 years); an average expected volatility of 62% (three months ended June 30, 2003 - 62%); and an annual termination probability of between 8.06% and 9.62% (three months ended June 30, 2003 - 8.1%). Had the Company changed from using the Black-Scholes option pricing model to a Binomial option pricing model effective January 1, 2003 rather than April 1, 2003, the impact would not have been significant.

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

      The Company has also reviewed its financial arrangements with theaters where it shares in the profit or losses of the theater. The Company has not considered these arrangements under FIN 46R as the arrangements meet the scope exceptions defined in the pronouncement.

      The Company has determined that one of its film production companies is a VIE with total assets of $0.1 million and total liabilities of $0.1 million as at June 30, 2004. Since the Company absorbs a majority of the VIE's losses, the Company has determined that it is the PB of the entity. The Company continues to consolidate this entity with no material impact on the operating results or financial condition of the Company.

      The Company also has an interest in another film production company which is a VIE, however the Company did not consolidate this film entity since it did not bear the majority of the expected losses or expected residual returns.

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

3.    FINANCING RECEIVABLES

      The Company generally provides its theater systems to customers on a long-term lease basis, typically with initial lease terms of 10 to 20 years. Financing receivables consisting of net investment in leases and long term receivables are comprised of the following:


                                                    JUNE 30,    DECEMBER 31,
                                                      2004         2003
                                                    ---------   ----------
NET INVESTMENT IN LEASES
Gross minimum lease amounts receivable              $ 97,349    $ 97,408
Residual value of equipment                              824         824
Unearned finance income                              (39,188)    (38,847)
                                                    --------    --------
Present value of minimum lease amounts receivable     58,985      59,385
Accumulated allowance for uncollectible amounts       (5,116)     (5,840)
                                                    --------    --------
Net investment in leases                              53,869      53,545
                                                    --------    --------

Long-term receivables                                  3,099       3,197
                                                    --------    --------

Total financing receivables                         $ 56,968    $ 56,742
                                                    ========    ========

4.    INVENTORIES

                           JUNE 30,  DECEMBER 31,
                             2004       2003
                           --------  ----------
Raw materials              $ 6,236   $ 5,868
Work-in-process              5,151     4,327
Finished goods              15,062    18,023
                           -------   -------
                           $26,449   $28,218
                           =======   =======

5.    NEW SENIOR NOTES DUE 2010

      As at June 30, 2004, the Company has $160.0 million aggregate principal of 9.625% senior notes due December 1, 2010 (the "New Senior Notes"). The Company commenced an exchange offer to exchange all outstanding New Senior Notes for up to $160.0 million aggregate principal amount of senior notes due December 1, 2010 that will be registered under the U.S. Securities Act of 1933, as amended (the "Registered Notes"). On February 27, 2004, the Company filed a registration statement on Form S-4 in relation to the Registered Notes. The Registered Notes will continue to be unconditionally guaranteed, jointly and severally, by certain of the Company's wholly-owned subsidiaries. After the exchange, the terms of the Registered Notes will be substantially identical to the terms of the New Senior Notes, and evidence the same indebtedness as the New Senior Notes, except that the Registered Notes will be registered under U.S. securities laws, will not contain restrictions on transfer or provisions relating to special interest under circumstances related to the timing of the exchange offer, will bear a different CUSIP number from the New Senior Notes and will not entitle their holders to registration rights.

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

      In the first half of 2004, the Company recorded a loss of $0.8 million related to the retirement of the Company's Old Senior Notes. During the same period in 2003 the Company recorded a loss of $0.2 million from the retirement of $25.0 million of the Company's Old Senior Notes.

7.    COMMITMENTS

(a) The Company's total minimum annual rental payments to be made under operating leases for premises as of June 30, 2004 for each of the years ended December 31 are as follows:

2004 (six months remaining)                 $    2,675
2005                                             5,923
2006                                             5,751
2007                                             5,554
2008                                             5,340
Thereafter                                      37,185
                                            ----------
                                            $   62,428
                                            ==========

(b) As at June 30, 2004, the Company has letters of credit of $3.9 million outstanding of which the entire balance has been issued under the credit facility arrangement (see note 17). As at December 31, 2003, the Company had letters of credit of $5.0 million outstanding, which had been collateralized by cash deposits.

(c) In March 2004, the Company received $5.0 million in cash under a film financing arrangement which is included in accrued liabilities. The Company is required to expend these funds towards the production of a future motion picture title. The Company has expended $0.1 million of these funds as at June 30, 2004.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)

8.    CONTINGENCIES

(a) In March 2001, a complaint was filed against the Company by Muvico Entertainment, L.L.C. ("Muvico"), alleging misrepresentation and seeking rescission in respect of the system lease agreements between the Company and Muvico. The complaint was subsequently amended to add claims for fraud based upon the same factual allegations underlying its prior claims. The Company filed counterclaims against Muvico for breach of contract, unjust enrichment, unfair competition and/or deceptive trade practices and theft of trade secrets, and brought claims against MegaSystems, Inc. ("MegaSystems"), a large-format theater system manufacturer, for tortious interference and unfair competition and/or deceptive trade practices and to enjoin Muvico and MegaSystems from using the Company's confidential and proprietary information. The case is being heard in the U.S. District Court, Southern District of Florida, Miami Division. The Company's motion for a summary judgement on its contract claims against Muvico was heard in September 2003; a decision has not yet been rendered. The Company believes that the allegations made by Muvico in its complaint are entirely without merit and will accordingly defend the claims vigorously. The Company further believes that the amount of loss, if any, suffered in connection with this lawsuit would not have a material impact on the financial position or results of operation of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

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

8.    CONTINGENCIES (cont'd)

(d) In May, 2002, the Company filed a complaint with the District Court of Nuremberg-Furth, Germany against Siewert Holding in Wurtzburg ("Siewert"), demanding payment of rental obligations and other amounts owed to the Company. Siewert raised a defense based on alleged infringement of German antitrust rules. By judgement of December 20, 2002, the District Court rejected the defense and awarded judgement in the documentary proceedings in favor of the Company and added further amounts that had fallen due. Siewert applied for leave to appeal to the German Supreme Court on matters of law, which was rejected by the German Supreme Court in March 2004. To enforce its judgement against Siewert, the Company filed for the opening of insolvency proceedings with respect to Siewert, which filing was withdrawn following payment by Siewert to the Company. Siewert has filed further proceedings in the District Court, claiming that the majority of its lease obligations to the Company should be invalidated. The Company will vigorously defend such claim and does not believe that the amount of loss, if any, suffered in connection with these proceedings would have a material impact on the financial position or results of operation of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

(e) In January 2004, the Company and IMAX Theatre Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages of approximately $3.7 million before the International Court of Arbitration of the International Chambers of Commerce (the "ICC") with respect to the breach by Electronic Media Limited ("EML") of its December 2000 agreement with the Company. In April 2004, EML filed an answer and counterclaim seeking the return of funds EML has paid to the Company, incidental expenses and punitive damages. The Company believes that the allegations made by EML in its counterclaim are entirely without merit and has requested that these counterclaims be dismissed on the basis that EML has recently advised the ICC that it has insufficient funds to pay its share of the arbitration costs. The Company believes that the amount of loss, if any, suffered in connection with this arbitration would not have a material impact on the financial position or results of operation of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

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

9.    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS SUPPLEMENTAL INFORMATION

(a) In the normal course of its business, the Company each year will have customers who, for a number of reasons including the inability to obtain certain consents, approvals or financing, are unable to proceed with theater construction. Once the determination is made that the customer will not proceed with installation, the lease agreement with the customer is generally terminated by the Company. Upon the customer and the Company being released from their future obligations under the agreement, the initial lease payments that the customer previously made to the Company are recognized as revenue. Included in systems revenue for the three and six months ended June 30, 2004 are $2.2 million and $6.7 million, respectively (2003 - $1.5 million, $4.1 million) for amounts recognized under terminated lease agreements.

(B) Included in selling, general and administrative expenses for the three and six months ended June 30, 2004 are $0.2 million and $0.5 million, respectively (2003 - $0.6 million gain, $1.1 million gain) for net foreign exchange losses related to the translation of foreign currency denominated monetary assets, liabilities and integrated subsidiaries.

10.   RECEIVABLE PROVISIONS (RECOVERIES), NET

                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                             JUNE 30,                      JUNE 30,
                                                  -----------------------------  ----------------------------
                                                      2004           2003           2004            2003
                                                  -------------   -------------  -------------   ------------
Accounts receivable provisions (recoveries),
   net                                            $         (69)  $        (192) $        (242)  $        422
Financing receivables provisions (recoveries),
  net(1)                                          $          --   $         267  $        (725)  $        267
                                                  -------------   -------------  -------------   ------------
Receivable provisions (recoveries), net           $         (69)  $          75  $        (967)  $        689
                                                  =============   =============  =============   ============

      (1) For the three and six months ended June 30, 2004, the Company recorded a recovery of previously provided amounts of $nil and $0.7 million, respectively (2003 - $0.3 million expense, $0.3 million expense) as collectibility uncertainty associated with certain leases was resolved by amendment or settlement of the leases.

11.   INCOME TAXES

      The effective tax rate on earnings differs significantly from the Canadian statutory rate due to the effect of permanent differences, income taxed at differing rates in foreign and other provincial jurisdictions and changes in the Company's valuation allowance on deferred tax assets. The income tax expense (recovery) for the quarter is calculated by applying the estimated average annual effective tax rate to quarterly pre-tax income. In the current quarter the Company recorded a tax recovery of $0.4 million related to a refund for an applied tax carryback. This benefit has not been previously recorded by the Company.

      As at June 30, 2004, the Company has recognized net deferred income tax assets of $4.6 million, comprised of tax credit carryforwards, net operating loss and capital loss carryforwards and other deductible temporary differences, which can be utilized to reduce either taxable income or taxes otherwise payable in future years. As of June 30, 2004, the Company had a gross deferred income tax asset of $50.9 million, against which the Company is carrying a $46.3 million valuation allowance.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)

12.      CAPITAL STOCK

(a)   STOCK BASED COMPENSATION

      In the three and six months ended June 30, 2004, an aggregate of 13,335 and 26,670 options (2003 - 91,723 and 111,724) with an average exercise price of $5.49 and $6.30 (2003 - $7.46 and $6.78) to purchase the
      Company's common stock were issued to certain advisors and strategic partners of the Company, respectively. The Company has calculated the fair value of these options on the date of grant for the three and six months ended June 30, 2004 to be $0.04 million and $0.1 million (2003 - $0.3 million and $0.4 million), respectively, using a Binomial option-pricing model with the following underlying assumptions: dividend yield of 0%; an average risk free interest rate of 3.8% and 3.3% (2003 - 2.3% and 2.4%); expected option life of 5 years; and an average expected volatility of 62.0%.

      There were no warrants issued in the three and six months ended June 30, 2004 (2003 - 550,000 and 550,000). Of the 550,000 warrants issued in 2003, which vest when certain millstones are met, and have an exercise price of $6.06, the Company believes that only 200,000 will ultimately vest. The warrants generally expire 5 years after the date of grant or vesting. At June 30, 2004, 200,000 warrants were vested and exercisable.

      The Company has recorded a charge of $0.04 million and $0.1 million to costs of goods and services related to the non-employee stock options granted in the three and six months ended June 30, 2004 (2003 - $0.03 million, $0.4 million).

(b)   EARNINGS (LOSS) PER SHARE

      Reconciliations of the numerators and denominators of the basic and diluted per-share computations, are comprised of the following:

                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                              JUNE 30,                       JUNE 30,
                                                  -----------------------------  -----------------------------
                                                       2004           2003           2004            2003
                                                  -------------   -------------  -------------   -------------
Net earnings applicable to common
  shareholders:
Net earnings                                      $       1,552   $         969  $         656   $       3,392
                                                  =============   =============  =============   =============
Weighted average number of common shares
  (000's):
Issued and outstanding, beginning of period              39,304          32,973         39,302          32,973
Weighted average number of shares issued during
  the period                                                  6           1,186              5             593
                                                  -------------   -------------  -------------   -------------
Weighted average number of shares used in
  computing basic earnings per share                     39,310          34,159         39,307          33,566
Assumed exercise of stock options, net of
  shares assumed repurchased                                627           1,295            314             798
                                                  -------------   -------------  -------------   -------------
Weighted average number of shares used in
  computing diluted earnings per share                   39,937          35,454         39,621          34,364
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

13.   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTAL INFORMATION

                         THREE MONTHS ENDED              SIX MONTHS ENDED
                             JUNE 30,                        JUNE 30,
                    -----------------------------  -----------------------------
                        2004             2003           2004          2003
                    -------------   -------------  -------------   -------------
Interest paid       $       7,661   $       8,244  $       7,896   $       8,264
Income taxes paid   $         352   $       1,242  $         928   $       1,776

14.   SEGMENTED INFORMATION

      The Company has four reportable segments: IMAX systems, films, theater operations and other.

      There has been no change in the basis of measurement of segment profit or loss from the Company's most recent annual report on form 10-K/A for the year ended December 31, 2003. Inter-segment transactions are not significant.

                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                 JUNE 30,                        JUNE 30,
                                        -----------------------------  -----------------------------
                                              2004           2003           2004            2003
                                        -------------   -------------  -------------   -------------
REVENUE
IMAX systems                            $      20,482   $      22,143  $      36,502   $      44,459
Films                                           6,600           7,460         11,089          14,294
Theater operations                              3,771           3,608          7,513           6,775
Other                                             895           1,239          1,524           2,571
                                        -------------   -------------  -------------   -------------
TOTAL                                   $      31,748   $      34,450  $      56,628   $      68,099
                                        =============   =============  =============   =============

EARNINGS (LOSS) FROM OPERATIONS
IMAX systems                            $      11,824   $      10,171  $      21,546   $      20,816
Films                                          (1,304)            159         (2,407)            789
Theater operations                                490            (463)           894            (880)
Other                                            (371)            (11)          (612)          1,052
Corporate overhead                             (5,605)         (5,435)       (10,757)        (10,679)
                                        -------------   -------------  -------------   -------------
TOTAL                                   $       5,034   $       4,421  $       8,664   $      11,098
                                        =============   =============  =============   =============

15.   DISCONTINUED OPERATIONS

(a)   MIAMI THEATER LLC

      On December 23, 2003, the Company closed its owned and operated Miami IMAX theater. The Company completed its abandonment of assets and removal of its projection system from the theater in the first quarter of 2004, with no financial impact. The Company is involved in an arbitration proceeding with the landlord of the theater with respect to the amount owing to the landlord by the Company for lease and guarantee obligations. The amount of loss to the Company has been estimated at between $0.8 million and $2.3 million, of which the Company has accrued $0.8 million. As the Company is uncertain as to the outcome of the proceeding, no additional amount has been recorded.

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

      As part of the transaction, the Company restructured its advances to DPI, releasing DPI from obligations to repay any amounts in excess of $12.7 million previously advanced by the Company, and reorganized the remaining $12.7 million of debt owing to the Company into two separate loan agreements. During the three and six months ended June 30, 2004, the Company received $0.2 million and $0.4 million in cash towards the repayment of this debt, and has recorded a corresponding gain in net earnings (loss) from discontinued operations (2003 - $0.2 million, $0.4 million). As of June 30, 2004, the remaining balance is $11.5 million, which has been fully provided for.

(c)   CONSOLIDATED STATEMENT OF OPERATIONS FOR MIAMI THEATER AND DPI

      The net earnings (loss) from discontinued operations summarized in the Consolidated Statements of Operations, for the periods ended June 30, was comprised of the following:

                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                  JUNE 30,                       JUNE 30,
                                        ----------------------------   ----------------------------
                                              2004           2003           2004            2003
                                        -------------   ------------   -------------   ------------
Net earnings (loss) from discontinued
operations(1)                           $         200   $        (54)  $         400  $        (149)
                                        =============   ============   =============  =============

      (1) Net of income tax provision of $nil and $nil in 2004 (2003 - $nil and $nil).

16.   DEFINED BENEFIT PLAN

      The Company has a defined benefit pension plan covering its two Co-Chief Executive Officers. The plan provides for a lifetime retirement benefit from age 55 determined as 75% of the member's best average 60 consecutive months of earnings during the 120 months proceeding retirement. Once benefit payments begin, the benefit is indexed annually to the cost of living and further provides for 100% continuance for life to the surviving spouse. The benefits were 50% vested as at July 12, 2000, the plan initiation date. The vesting percentage increases on a straight-line basis from inception until age 55. The vesting percentage of a member whose employment terminates other than by voluntary retirement shall be 100%. Also, upon the occurrence of a change in control of the Company prior to termination of a member's employment, the vesting percentage shall become 100%. As the plan is unfunded, the Company had not paid any contributions in the period ended June 30, 2004 and does not expect to pay any contributions in the remainder of the year. The following table provides disclosure of pension expense for the defined benefit plan for the periods ended March 31:

                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                 JUNE 30,                        JUNE 30,
                                        ----------------------------   ----------------------------
                                              2004          2003            2004            2003
                                        -------------   ------------   ------------   -------------
Service cost                            $        516    $        489   $      1,032   $         978
Interest cost                                    317             272            634             544
Amortization of prior service cost               349             349            698             698
                                        ------------    ------------   ------------   -------------
Pension expense                         $      1,182    $      1,110   $      2,364   $       2,220
                                        ============    ============   ============   =============

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)

17.   CREDIT FACILITY

      On February 6, 2004, the Company entered into a loan agreement for a secured revolving credit facility with Congress Financial Corporation (Canada) (the "Credit Facility") The Credit Facility is a three-year revolving credit facility with yearly renewal options thereafter, permitting maximum aggregate borrowings of $20.0 million, subject to a borrowing base calculation which includes the Company's financing receivables, and certain reserve requirements. The Credit Facility bears interest at Prime + 0.25% per annum or Libor + 2.0% per annum and is collateralized by a first priority security interest in all of the current and future assets of the Company. The Credit Facility contains typical affirmative and negative covenants, including covenants that restrict the Company's ability to: incur certain additional indebtedness; make certain loans, investments or guarantees; pay dividends; make certain asset sales; incur certain liens or other encumbrances; conduct certain transactions with affiliates and enter into certain corporate transactions or dissolve. In addition, the Credit Facility contains customary events of default, including upon an acquisition or a change of control that has a material adverse effect on the Company's financial condition. The Credit Facility also requires the Company to maintain a minimum level of earnings before interest, taxes, depreciation and amortization, and cash collections. As at June 30, 2004, the Company has not drawn down on the Credit Facility, however, it has issued letters of credit for $3.9 million under the Credit Facility arrangement.

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

18.   SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Balance Sheets as at June 30, 2004:

                                                                               NON-        ADJUSTMENTS
                                                 IMAX          GUARANTOR      GUARANTOR        AND        CONSOLIDATED
                                              CORPORATION     SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS      TOTAL
ASSETS
Cash and cash equivalents                     $  12,257       $  4,387       $   307       $     --       $  16,951
Restricted cash                                      --             --            --             --              --
Accounts receivable                              12,850          2,723           481             --          16,054
Financing receivables                            55,573          1,395            --             --          56,968
Inventories                                      26,130            251            68             --          26,449
Prepaid expenses                                  3,632            223           142             --           3,997
Intercompany receivables                         14,882         25,596        11,450        (51,928)             --
Film assets                                         816            282            --             --           1,098
Fixed assets                                     31,402          1,700             2             --          33,104
Other assets                                     13,554             --            --             --          13,554
Deferred income taxes                             4,564             59            --             --           4,623
Goodwill                                         39,027             --            --             --          39,027
Other intangible assets                           3,260             --            --             --           3,260
Investments in subsidiaries                      30,443             --            --        (30,443)             --
                                              ---------       --------       -------       --------       ---------
    Total assets                              $ 248,390       $ 36,616       $12,450       $(82,371)      $ 215,085
                                              =========       ========       =======       ========       =========

LIABILITIES
Accounts payable                                  3,366          1,602            --             --           4,968
Accrued liabilities                              47,914          1,789           176             --          49,879
Intercompany payables                            43,061         32,009         7,175        (82,245)             --
Deferred revenue                                 45,952          5,062           209             --          51,223
New Senior Notes due 2010                       160,000             --            --             --         160,000
                                              ---------       --------       -------       --------       ---------
    Total liabilities                           300,293         40,462         7,560        (82,245)        266,070
                                              ---------       --------       -------       --------       ---------

SHAREHOLDER'S DEFICIT
Common stock                                    115,652             --           117           (117)        115,652
Other equity/Additional paid in
    capital/Contributed surplus                   2,217         46,960            --        (45,926)          3,251
Deficit                                        (171,031)       (50,192)        4,773         45,917        (170,533)
Accumulated other comprehensive income
    (loss)                                        1,259           (614)           --             --             645
                                              ---------       --------       -------       --------       ---------
    Total shareholders' equity (deficit)      $ (51,903)      $ (3,846)      $ 4,890       $   (126)      $ (50,985)
                                              ---------       --------       -------       --------       ---------
    Total liabilities & shareholders'
    equity (deficit)                          $ 248,390       $ 36,616       $12,450       $(82,371)      $ 215,085
                                              =========       ========       =======       ========       =========

In certain Guarantor Subsidiaries, accumulated losses have exceeded the original investment balance. As a result of applying equity accounting, the parent company has consequently reduced intercompany receivable balances with respect to these Guarantor Subsidiaries in the amounts of $30.4 million as at June 30, 2004.

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

18.   SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Balance Sheets as at December 31, 2003:

                                                                            NON-         ADJUSTMENTS
                                              IMAX         GUARANTOR       GUARANTOR         AND        CONSOLIDATED
                                           CORPORATION    SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS      TOTAL
ASSETS
Cash and cash equivalents                   $ 41,311        $  5,696       $    275       $     --       $  47,282
Restricted cash                                4,961              --             --             --           4,961
Accounts receivable                            9,924           3,468            495             --          13,887
Financing receivables                         55,294           1,407             41             --          56,742
Inventories                                   29,775             620             69         (2,246)         28,218
Prepaid expenses                               1,098             523            281             --           1,902
Inter-company receivables                     21,203          21,745         15,184        (58,132)             --
Film assets                                      361           1,207             --             --           1,568
Fixed assets                                  33,897           1,918              3             --          35,818
Other assets                                  13,827              --             --             --          13,827
Deferred income taxes                          3,705              51             --             --           3,756
Goodwill                                      39,027              --             --             --          39,027
Other intangible assets                        3,388              --             --             --           3,388
Investments in subsidiaries                   26,196              --             --        (26,196)             --
                                            --------        --------       --------       --------       ---------
    Total assets                            $283,967        $ 36,635       $ 16,348       $(86,574)      $ 250,376
                                            ========        ========       ========       ========       =========

LIABILITIES
Accounts payable                               3,605           2,175             --             --       $   5,780
Accrued liabilities                           41,618           1,803            373             --          43,794
Inter-company payables                        43,885          31,640         11,065        (86,590)             --
Deferred revenue                              58,319           4,889            136             --          63,344
New Senior Notes due 2010                    160,000              --             --             --         160,000
Old Senior Notes due 2005                     29,234              --             --             --          29,234
                                            --------        --------       --------       --------       ---------
    Total liabilities                        336,661          40,507         11,574        (86,590)        302,152
                                            --------        --------       --------       --------       ---------

SHAREHOLDER'S DEFICIT
Common stock                                 115,609              --            117           (117)        115,609
Other equity/Additional paid in
    capital/Contributed surplus                2,125          46,960             --        (45,926)          3,159
Deficit                                     (171,687)        (50,218)         4,657         46,059        (171,189)
Accumulated other comprehensive income
    (loss)                                     1,259            (614)            --             --             645
                                            --------        --------       --------       --------       ---------
    Total shareholders' (deficit)           $ 52,694)       $  (3872)      $  4,774       $     16         (51,776)
                                            --------        --------       --------       --------       ---------
    Total liabilities & shareholders'
      equity (deficit)                      $283,967        $ 36,635       $ 16,348       $(86,574)      $ 250,376
                                            ========        ========       ========       ========       =========

      In certain Guarantor Subsidiaries, accumulated losses have exceeded the original investment balance. As a result of applying equity accounting, the parent company has consequently reduced inter-company receivable balances with respect to these Guarantor Subsidiaries in the amounts of $26.5 million as at December 31, 2003.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)

18.   SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Operations for the three months ended June 30, 2004:

                                                                                 NON-        ADJUSTMENTS
                                                    IMAX        GUARANTOR      GUARANTOR         AND        CONSOLIDATED
                                                 CORPORATION   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS      TOTAL
REVENUE
IMAX systems                                      $ 19,870       $   356       $   337       $    (81)      $ 20,482
Films                                                6,377         1,306            10         (1,093)         6,600
Theater operations                                     183         3,622            --            (34)         3,771
Other                                                  895            --            --             --            895
                                                  --------       -------       -------       --------       --------
                                                    27,325         5,284           347         (1,208)        31,748
COST OF GOODS AND SERVICES                          13,237         5,007           103         (1,208)        17,139
                                                  --------       -------       -------       --------       --------
GROSS MARGIN                                        14,088           277           244             --         14,609

Selling, general and administrative expenses         8,217           179           224             --          8,620
Research and development                               870            --            --             --            870
Amortization of intangibles                            154            --            --             --            154
Loss (income) from equity-accounted
    investees                                          (89)           --            --             89             --
Receivable provisions (recoveries), net                (69)           --            --             --            (69)
                                                  --------       -------       -------       --------       --------
EARNINGS (LOSS) FROM OPERATIONS                      5,005            98            20            (89)         5,034

Interest income                                         98            --            --             --             98
Interest expense                                    (4,085)           (5)          (30)            --         (4,120)
Loss on retirement of notes                             --            --            --             --             --
                                                  --------       -------       -------       --------       --------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS BEFORE INCOME TAXES                   1,018            93           (10)           (89)         1,012
Recovery of (provision for) income taxes               340            --            --             --            340
                                                  --------       -------       -------       --------       --------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS                                       1,358            93           (10)           (89)         1,352
Net earnings from discontinued operations              200            --            --             --            200
                                                  --------       -------       -------       --------       --------
NET EARNINGS (LOSS)                               $  1,558       $    93       $   (10)      $    (89)      $  1,552
                                                  ========       =======       =======       ========       ========

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

18.   SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Operations for the three months ended June 30, 2003:

                                                                                NON-         ADJUSTMENTS
                                                   IMAX         GUARANTOR     GUARANTOR          AND        CONSOLIDATED
                                                CORPORATION    SUBSIDIARIES  SUBSIDIARIES    ELIMINATIONS       TOTAL
REVENUE
IMAX systems                                    $   21,715     $      188     $      413     $     (173)    $   22,143
Films                                                3,453          4,819              3           (815)         7,460
Theater Operations                                     104          3,541             --            (37)         3,608
Other                                                1,228             --             11             --          1,239
                                                ----------     ----------     ----------     ----------     ----------
                                                    26,500          8,548            427         (1,025)        34,450
COST OF GOODS AND SERVICES                          12,615          8,394            200         (1,045)        20,164
                                                ----------     ----------     ----------     ----------     ----------
GROSS MARGIN                                        13,885            154            227             20         14,286

Selling, general and administrative expenses         8,217            124            115             --          8,456
Research and development                             1,168             --             --             --          1,168
Amortization of intangibles                            152             --             --             --            152
Loss (income) from equity-accounted
investees                                           (1,171)           (16)            --          1,201             14
Receivable provisions (recoveries), net                297           (178)           (44)            --             75
                                                ----------     ----------     ----------     ----------     ----------
EARNINGS (LOSS) FROM OPERATIONS                      5,222            224            156         (1,181)         4,421

Interest income                                        145             --             --             --            145
Interest expense                                    (4,049)            (7)            --             --         (4,056)
Loss on retirement of notes                           (187)            --             --             --           (187)
                                                ----------     ----------     ----------     ----------     ----------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS BEFORE INCOME TAXES                   1,131            217            156         (1,181)           323
Recovery of (provision for) income taxes              (382)         1,074              8             --            700
                                                ----------     ----------     ----------     ----------     ----------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS                                         749          1,291            164         (1,181)         1,023
Net earnings from discontinued operations              199           (253)            --             --            (54)
                                                ----------     ----------     ----------     ----------     ----------
NET EARNINGS (LOSS)                             $      948     $    1,038     $      164     $   (1,181)    $      969
                                                ==========     ==========     ==========     ==========     ==========

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)

18.   SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Operations for the six months ended June 30, 2004:

                                                                                              ADJUSTMENTS
                                                  IMAX        GUARANTOR       NON-GUARANTOR       AND       CONSOLIDATED
                                               CORPORATION   SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS      TOTAL
REVENUE
IMAX systems                                      $ 35,406       $    626       $   659       $   (189)      $ 36,502
Films                                               10,050          2,784            14         (1,759)        11,089
Theater operations                                     319          7,245            --            (51)         7,513
Other                                                1,523             --             1             --          1,524
                                                  --------       --------       -------       --------       --------
                                                    47,298         10,655           674         (1,999)        56,628
COST OF GOODS AND SERVICES                          21,055         10,376           225         (1,999)        29,657
                                                  --------       --------       -------       --------       --------
GROSS MARGIN                                        26,243            279           449             --         26,971

Selling, general and administrative expenses        16,335            316           303             --         16,954
Research and development                             2,015             --            --             --          2,015
Amortization of intangibles                            305             --            --             --            305
Loss (income) from equity-accounted
    investees                                         (142)            --            --            142             --
Receivable provisions (recoveries), net               (891)           (76)           --             --           (967)
                                                  --------       --------       -------       --------       --------
EARNINGS (LOSS) FROM OPERATIONS                      8,621             39           146           (142)         8,664

Interest income                                        225             --            --             --            225
Interest expense                                    (8,146)           (13)          (30)            --         (8,189)
Loss on retirement of notes                           (784)            --            --             --           (784)
                                                  --------       --------       -------       --------       --------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS BEFORE INCOME TAXES                     (84)            26           116           (142)           (84)
Recovery of (provision for) income taxes               340             --            --             --            340
                                                  --------       --------       -------       --------       --------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS                                         256             26           116           (142)           256
Net earnings from discontinued operations              400             --            --             --            400
                                                  --------       --------       -------       --------       --------
NET EARNINGS (LOSS)                               $    656       $     26       $   116       $   (142)      $    656
                                                  ========       ========       =======       ========       ========

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

18. SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Operations for the six months ended June 30, 2003:

                                                                                  NON-       ADJUSTMENTS
                                                   IMAX         GUARANTOR      GUARANTOR         AND       CONSOLIDATED
                                                CORPORATION   SUBSIDIARIES    SUBSIDIARIES  ELIMINATIONS      TOTAL
REVENUE
IMAX systems                                   $     43,576   $      2,038   $        733   $     (1,888)  $     44,459
Films                                                 7,496          8,212             19         (1,433)        14,294
Theater Operations                                      195          6,652             --            (72)         6,775
Other                                                 2,518             --            118            (65)         2,571
                                               ------------   ------------   ------------   ------------   ------------
                                                     53,785         16,902            870         (3,458)        68,099
COST OF GOODS AND SERVICES                           24,387         16,517            375         (3,466)        37,813
                                               ------------   ------------   ------------   ------------   ------------
GROSS MARGIN                                         29,398            385            495              8         30,286

Selling, general and administrative expenses         15,927            401            272             --         16,600
Research and development                              1,881             --             --             --          1,881
Amortization of intangibles                             291             --             --             --            291
Loss (income) from equity-accounted
investees                                            (1,208)            18             --            917           (273)
Receivable provisions (recoveries), net                 911           (178)           (44)            --            689
                                               ------------   ------------   ------------   ------------   ------------
EARNINGS (LOSS) FROM OPERATIONS                      11,596            144            267           (909)        11,098

Interest income                                         410             --             --             --            410
Interest expense                                     (8,327)           (16)            --             --         (8,343)
Gain (loss) on retirement of notes                     (187)            --             --             --           (187)
                                               ------------   ------------   ------------   ------------   ------------
NET EARNINGS (LOSS) FROM CONTINUING

    OPERATIONS BEFORE INCOME TAXES                    3,492            128            267           (909)         2,978
Recovery of (provision for) income taxes               (507)         1,062              8             --            563
                                               ------------   ------------   ------------   ------------   ------------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS                                        2,985          1,190            275           (909)         3,541
Net earnings from discontinued operations               399           (548)            --             --           (149)
                                               ------------   ------------   ------------   ------------   ------------
NET EARNINGS (LOSS)                            $      3,384   $        642   $        275   $       (909)  $      3,392
                                               ============   ============   ============   ============   ============

                           IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)

18. SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Cash Flows for the six months ended June 30, 2004:

                                                                                        NON-        ADJUSTMENTS
                                                       IMAX           GUARANTOR      GUARANTOR         AND         CONSOLIDATED
                                                    CORPORATION     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS       TOTAL
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net earnings (loss) from continuing operations     $         256   $          26   $         116   $        (142)  $         256
Items not involving cash:
    Depreciation and amortization                          6,280             275               1              --           6,556
    Write-downs (recoveries)                                (891)            (76)             --              --            (967)
    Loss from equity-accounted investees                    (142)             --              --             142              --
    Deferred income taxes                                   (859)             (8)             --              --            (867)
    Loss on retirement of notes                              784              --              --              --             784
    Stock and other non-cash compensation                  1,377              --              --              --           1,377
    Non-cash foreign exchange loss                           324              --              --              --             324
Premium on repayment of notes                               (576)             --              --              --            (576)
Investment in film assets                                 (2,341)            925              --              --          (1,416)
Changes in restricted cash                                 4,961              --              --              --           4,961
Changes in other non-cash operating assets and
    liabilities                                           (7,408)         (2,418)            (78)             --          (9,904)
Net cash used in operating activities from
   discontinued operations                                    --              --              --              --              --
                                                   -------------   -------------   -------------   -------------   -------------
Net cash provided by (used in) operating
  activities                                               1,765          (1,276)             39              --             528
                                                   -------------   -------------   -------------   -------------   -------------

INVESTING ACTIVITIES
Disposal (purchase) of fixed assets                         (532)            (57)             --              --            (589)
Decrease (increase) in other assets                         (684)             --              --              --            (684)
Decrease (increase) in other intangible assets              (176)             --              --              --            (176)
                                                   -------------   -------------   -------------   -------------   -------------
Net cash used in investing activities                     (1,392)            (57)             --              --          (1,449)
                                                   -------------   -------------   -------------   -------------   -------------

FINANCING ACTIVITIES
Repayment of Old Senior Notes due 2005                   (29,234)             --              --              --         (29,234)
Financing costs related to New Senior Notes due
2010                                                        (564)             --              --              --            (564)
Common shares issued                                          43              --              --              --              43
Net cash provided by financing activities from
   discontinued operations                                   400              --              --              --             400
                                                   -------------   -------------   -------------   -------------   -------------
Net cash used in financing activities                    (29,355)             --              --              --         (29,355)
                                                   -------------   -------------   -------------   -------------   -------------

Effects of exchange rate changes on cash                     (72)             24              (7)             --             (55)
                                                   -------------   -------------   -------------   -------------   -------------

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS FROM CONTINUING OPERATIONS                (29,454)         (1,309)             32              --         (30,731)
Increase (decrease) in cash and cash equivalents
   from discontinued operations                              400              --              --              --             400
                                                   -------------   -------------   -------------   -------------   -------------
INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS, DURING THE PERIOD                       (28,054)         (1,309)             32              --         (30,331)

Cash and cash equivalents, beginning of period            41,311           5,696             275              --          47,282
                                                   -------------   -------------   -------------   -------------   -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD           $      12,257   $       4,387   $         307   $          --   $      16,951
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

18. SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Cash Flows for the six months ended June 30, 2003:

                                                                               NON-      ADJUSTMENTS
                                                    IMAX        GUARANTOR   GUARANTOR       AND       CONSOLIDATED
                                                CORPORATION   SUBSIDIARIES SUBSIDIARIES ELIMINATIONS      TOTAL
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net earnings (loss) from continuing operations   $    2,985   $    1,190   $      275   $     (909)  $    3,541
Items not involving cash:
   Depreciation and amortization                      5,353          488            3           --        5,844
   Write-downs (recoveries)                             911         (133)         (44)          --          734
   Loss (income) from equity-accounted
      investees                                      (1,208)          18           --          917         (273)
   Loss on retirement of notes                          187           --           --           --          187
   Stock and other non-cash compensation              3,444           --           --           --        3,444
   Non-cash foreign exchange gain                      (629)          --           --                      (629)
Payment under certain employment agreements          (1,550)          --           --           --       (1,550)
Investment in film assets                            (1,162)        (858)          --           --       (2,020)
Changes in restricted cash                             (772)          --           --           --         (772)
Changes in other non-cash operating assets and
   liabilities                                      (14,085)        (986)        (106)          34      (15,143)
Net cash used in operating activities from
   discontinued operations                             (339)         (30)          --           --         (369)
                                                 ----------   ----------   ----------   ----------   ----------
Net cash provided by (used in) operating
   activities                                        (6,865)        (311)         128           42       (7,006)
                                                 ----------   ----------   ----------   ----------   ----------

INVESTING ACTIVITIES
Purchase of fixed assets                               (109)        (595)          --          (42)        (746)
Increase in other assets                               (417)          --           --           --         (417)
Increase in other intangible assets                    (291)          --           --           --         (291)
Net cash used in investing activities from
   discontinued operations                               --          (21)          --           --          (21)
                                                 ----------   ----------   ----------   ----------   ----------
Net cash used in investing activities                  (817)        (616)          --          (42)      (1,475)
                                                 ----------   ----------   ----------   ----------   ----------

FINANCING ACTIVITIES
Repayment of Subordinated Notes                      (9,143)          --           --           --       (9,143)
Common shares issued                                    621           --           --           --          621
Net cash used in financing activities from
   discontinued operations                              399           --           --           --          399
                                                 ----------   ----------   ----------   ----------   ----------
Net cash used in financing activities                (8,123)          --           --           --       (8,123)
                                                 ----------   ----------   ----------   ----------   ----------

Effects of exchange rate changes on cash                151           (6)          (4)          --          141
                                                 ----------   ----------   ----------   ----------   ----------

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS FROM CONTINUING OPERATIONS           (15,714)        (882)         124           --      (16,472)
Increase (decrease) in cash and cash
   equivalents                                           60          (51)          --           --            9
                                                 ----------   ----------   ----------   ----------   ----------
   from discontinued operations
INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS, DURING THE PERIOD                   (15,654)        (933)         124           --      (16,463)

Cash and cash equivalents, beginning of period       27,756        5,695          350           --       33,801
                                                 ----------   ----------   ----------   ----------   ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD         $   12,102   $    4,762   $      474 $         --   $   17,338
                                                 ==========   ==========   ==========   ==========   ==========

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

(a)   EQUITY ACCOUNTED INVESTEES

      Canadian GAAP requires the accounts of jointly controlled enterprises to be proportionately consolidated. Under U.S. GAAP, investments in jointly controlled entities are accounted as equity investments. During the three and six month periods ended June 30, 2004, the Company did not have any investments in jointly controlled entities.

(b)   FIXED ASSET IMPAIRMENTS

      Fixed asset impairments under U.S. GAAP are calculated based on a discounted future cash flow basis. Under Canadian GAAP, prior to January 1, 2002, impairments were calculated based on an undiscounted future cash flow basis. Any impairment differences resulted in higher depreciation for the remaining useful life of the assets.

(c)   STOCK-BASED COMPENSATION

      Under U.S GAAP, the Company accounts for stock-based compensation under the intrinsic value method set out in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and its related interpretations, and has made pro forma disclosures of net earnings (loss) and earnings (loss) per share in note 13 as if the methodology prescribed by FAS 123, had been adopted. Under Canadian GAAP, the Company adopted the fair value provisions of CICA Section 3870, "Stock-based Compensation and Other Stock-based Payments" effective January 1, 2003. As of this date, stock options given to employees or directors are recorded as an expense in the consolidated statement of operations and credited to other equity.

(d)   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      In the three and six month periods ended June 30, 2003, the U.S. GAAP financial statements included an additional $nil and $0.5 million in selling, general and administrative expenses which was recorded in the December 31, 2002 Canadian GAAP financial statements due to the timing of finalization of certain compensation awards.

(e)   INTEREST ON CONVERTIBLE SUBORDINATED NOTES

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

(f)   PENSION ASSET AND LIABILITIES

      Under U.S. GAAP, included in accrued liabilities, is a minimum pension liability of $4.8 million as at June 30, 2004 and $5.5 million as at December 31, 2003, representing unrecognized prior service costs. There is an equal amount recorded in other assets. Under Canadian GAAP, a minimum pension liability and corresponding asset are not recorded.

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

19. SUMMARY OF MATERIAL DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) IN THE UNITED STATES AND CANADA (cont'd)

      RECONCILIATION TO CANADIAN GAAP

      CONSOLIDATED STATEMENTS OF OPERATIONS

      The following is a reconciliation of net earnings (loss) reflecting the difference between Canadian and U.S. GAAP:

                                                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                                 JUNE 30,                  JUNE 30,
                                                                          ---------------------   ---------------------
                                                                               2004       2003       2004        2003
                                                                          ---------   ---------   ---------   ---------
Net earnings in accordance with U.S. GAAP                                 $   1,552   $     969   $     656   $   3,392
Equity accounted investees(a)                                                    --        (148)         --        (747)
Depreciation of Fixed assets(b)                                                 (41)        (41)        (82)        (82)
Stock-based compensation(c)                                                    (177)       (137)       (178)       (139)
Timing differences - Selling, general and
  administrative expenses(d)                                                     --          --          --         500
Interest accretion on Subordinated Notes(e)                                      --          --          --         (48)
                                                                          ---------   ---------   ---------   ---------
Net earnings in accordance with Canadian
  GAAP                                                                    $   1,334   $     643   $     396   $   2,876
                                                                          =========   =========   =========   =========

Earnings (loss) per share (note 12):
Earnings (loss) per share - basic:
  Net earnings (loss) from continuing
     operations                                                           $    0.03   $    0.02   $      --   $    0.09
  Net earnings from discontinued
     operations                                                           $      --   $      --   $    0.01   $      --
                                                                          ---------   ---------   ---------   ---------
  Net earnings                                                            $    0.03   $    0.02   $    0.01   $    0.09
                                                                          =========   =========   =========   =========

Earnings (loss) per share - diluted:
  Net earnings (loss) from continuing
     operations                                                           $    0.03   $    0.02   $      --   $    0.08
  Net earnings from discontinued
     operations                                                           $      --   $      --   $    0.01   $      --
                                                                          ---------   ---------   ---------   ---------
  Net earnings                                                            $    0.03   $    0.02   $    0.01   $    0.08
                                                                          =========   =========   =========   =========

      CONSOLIDATED SHAREHOLDERS' EQUITY (DEFICIT)

      The following is a reconciliation of shareholders' equity (deficit) reflecting the difference between Canadian and U.S. GAAP:

                                                                  JUNE 30,    DECEMBER 31,
                                                                    2004         2003
                                                                  --------    -----------
Shareholders' equity (deficit) in accordance with U.S. GAAP       $(50,985)     $(51,776)
Fixed asset impairments(b)                                             770           852
                                                                  --------      --------
Shareholders' equity (deficit) in accordance with Canadian        $(50,215)     $(50,924)
GAAP                                                              ========      ========


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

19. SUMMARY OF MATERIAL DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) IN THE UNITED STATES AND CANADA (cont'd)

      CONSOLIDATED BALANCE SHEET

      The following is the Canadian GAAP Consolidated Balance Sheet as at December 31, 2003:

                                                                        AS AT
                                                                     DECEMBER 31,
                                                                     ------------
                                                                        2003
                                                                     ------------
ASSETS
Cash and cash equivalents                                            $    47,282
Restricted cash                                                            4,961
Accounts receivable                                                       13,887
Financing receivable                                                      56,742
Inventories                                                               28,218
Prepaid expenses                                                           1,902
Film assets                                                                1,568
Property, plant and equipment                                             36,670
Other assets                                                               8,297
Future income taxes                                                        3,756
Goodwill                                                                  39,027
Other intangible assets                                                    3,388
                                                                     -----------
      Total assets                                                   $   245,698
                                                                     ===========

LIABILITIES
Accounts payable                                                     $     5,780
Accrued liabilities                                                       38,264
Deferred revenue                                                          63,344
New Senior Notes due 2010                                                160,000
Old Senior Notes due 2005                                                 29,234
                                                                     -----------
      Total liabilities                                                  296,622
                                                                     -----------

SHAREHOLDERS' EQUITY (DEFICIT)
Capital stock Common shares. Authorized - unlimited number.
   Issued and outstanding - 39,301,758                                   114,153
Other equity                                                               3,536
Contributed surplus                                                       11,857
Deficit                                                                 (182,297)
Cumulative foreign currency translation adjustments                        1,827
                                                                     -----------
      Total shareholders' equity (deficit)                               (50,924)
                                                                     -----------
      Total liabilities and shareholders' equity (deficit)           $   245,698
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

19. SUMMARY OF MATERIAL DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) IN THE UNITED STATES AND CANADA (cont'd)

      CONSOLIDATED STATEMENT OF OPERATIONS

      The following is the Canadian GAAP Consolidated Statement of Operations for the three and six months ended June 30, 2003:

                                                                 THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                   JUNE 30, 2003        JUNE 30, 2003
                                                                 -----------------     ----------------
REVENUE
IMAX systems                                                         $ 22,143              $ 44,459
Films                                                                   7,460                14,294
Theater operations                                                      3,609                 6,775
Other                                                                   2,101                 4,180
                                                                     --------              --------
                                                                       35,313                69,708
COSTS OF GOODS AND SERVICES                                            21,143                39,800
                                                                     --------              --------
GROSS MARGIN                                                           14,170                29,908

Selling, general and administrative expenses                            8,593                16,239
Research and development                                                1,168                 1,881
Amortization of intangibles                                               152                   291
Receivable provisions, net of (recoveries)                                 75                   689
                                                                     --------              --------
EARNINGS FROM OPERATIONS                                                4,182                10,808

Interest income                                                           145                   410
Interest expense                                                       (4,143)               (8,569)
Gain (loss) on retirement of notes                                       (187)                 (187)
                                                                     --------              --------
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES                                                   (3)                2,462
Recovery of income taxes                                                  700                   563
                                                                     --------              --------
NET EARNINGS FROM CONTINUING OPERATIONS                                   697                 3,025
Net loss from discontinued operations                                     (54)                 (149)
                                                                     --------              --------
NET EARNINGS                                                              643                 2,876
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

19. SUMMARY OF MATERIAL DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) IN THE UNITED STATES AND CANADA (cont'd)

      CONSOLIDATED STATEMENT OF CASH FLOWS

      The following is the Canadian GAAP Consolidated Statement of Cash Flows for the six months ended June 30, 2003:

                                                                     SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                           2003
                                                                     ----------------
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net earnings from continuing operations                                $  3,025
Items not involving cash:
     Depreciation and amortization                                        6,518
     Write-downs                                                            734
     Loss on retirement of notes                                            187
     Stock and other non-cash compensation                                3,583
     Interest related to accretion on Subordinated Notes                     48
     Non-cash foreign exchange gain                                        (629)
Payment under certain employment agreements                              (1,550)
Investment in film assets                                                (2,020)
Changes in restricted cash                                                 (772)
Changes in other non-cash operating assets and liabilities              (15,522)
Net cash used in operating activities from discontinued operations         (369)
                                                                       --------
Net cash used in operating activities                                    (6,767)
                                                                       --------

INVESTING ACTIVITIES
Purchase of fixed assets                                                   (765)
Increase in other assets                                                   (417)
Increase in other intangible assets                                        (291)
Net cash used in investing activities from discontinued operations          (21)
                                                                       --------
Net cash used in investing activities                                    (1,494)
                                                                       --------

FINANCING ACTIVITIES
Repayment of Subordinated Notes                                          (9,143)
Common shares issued                                                        621
Repayment of long-term debt                                                (288)
Net cash provided by financing activities from discontinued
     operations                                                             399
                                                                       --------
Net cash used in financing activities                                    (8,411)
                                                                       --------

Effects of exchange rate changes on cash                                    141
                                                                       --------

DECREASE IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS        (16,540)
Increase in cash and cash equivalents from discontinued operations            9
                                                                       --------
DECREASE IN CASH AND CASH EQUIVALENTS, DURING THE PERIOD                (16,531)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           34,380
                                                                       --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $ 17,849
                                                                       ========

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's principal business is the design, manufacture, sale and lease of projector systems for giant screen theaters for customers including commercial theaters, museums and science centers, and destination entertainment sites. In addition, the Company designs and manufactures high-end sound systems and produces and distributes large format films. There are more than 240 IMAX theaters operating in 35 countries worldwide as of June 30, 2004. IMAX Corporation is a publicly traded company listed on both the TSX and NASDAQ.

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

The Company recognizes revenues from sales-type leases generally upon installation of the theater system. Revenue associated with a sales-type lease is recognized when all of the following criteria are met: persuasive evidence of an agreement exists; the price is fixed or determinable; and collection is reasonably assured.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

SIGNIFICANT ACCOUNTING POLICIES (cont'd)

REVENUE RECOGNITION (cont'd)

SALES-TYPE LEASES OF THEATER SYSTEMS (cont'd)

The Company monitors the performance of the theaters to which it has leased equipment. When facts and circumstances indicate that it may need to change the terms of a lease, which had previously been recorded as a sales-type lease, the Company evaluates the likely outcome of such negotiations. A provision is recorded against the net investment in leases if the Company believes that it is probable that the negotiation will result in a reduction in the minimum lease payments such that the lease will be reclassified as an operating lease. The provision is equal to the excess of the carrying value of the net investment in lease over the fair value of the equipment. Any adjustments which result from a change in classification from a sales-type lease to an operating lease are reported as a charge to income during the period the change occurs.

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

TAX ASSET VALUATION

As at June 30, 2004, the Company had net deferred income tax assets of $4.6 million, comprised of tax credit carryforwards, net operating loss and capital loss carryforwards and other deductible temporary differences, which can be utilized to reduce either taxable income or taxes otherwise payable in future years. The Company's management assesses realization of these net deferred income tax assets based on all available evidence and has concluded that it is more likely than not that these net deferred income tax assets will be realized. Positive evidence includes, but is not limited to, the Company's historical earnings, projected future earnings, contracted sales backlog at June 30, 2004, and the ability to realize certain deferred income tax assets through loss and tax credit carryback strategies. If and when the Company's operations in some jurisdictions were to reach a requisite level of profitability or where the Company's future profitability estimates increase due to changes in positive evidence, the Company would reduce all or a portion of the applicable valuation allowance in the period when such determination is made. This would result in an increase to reported earnings and a decrease to the Company's effective tax rate in such period. However, if the Company's projected future earnings do not materialize, or if the Company operates at a loss in certain jurisdictions, or if there is a material change in actual effective tax rates or time period within which the Company's underlying temporary differences become taxable or deductible, the Company could be required to increase the valuation allowance against all or a significant portion of the Company's deferred tax assets resulting in a substantial increase to the Company's effective tax rate for the period of the change and a material adverse impact on its operating results for the period. As at June 30, 2004, the Company had a gross deferred income tax asset of $50.9 million, against which the Company is carrying a $46.3 million valuation allowance.

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

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 VERSUS THREE MONTHS ENDED JUNE 30, 2003

The Company reported net earnings from continuing operations of $1.4 million or $0.03 per share on a diluted basis for the second quarter of 2004, compared to net earnings from continuing operations of $1.0 million or $0.03 per share on a diluted basis for the second quarter of 2003.

REVENUE

The Company's revenues for the second quarter of 2004 decreased 7.8% to $31.7 million from $34.5 million in the same period last year.

IMAX systems revenue decreased approximately 7.5% to $20.5 million in the second quarter of 2004 from $22.1 million in the same period last year. The Company recognized revenue on 5 theater systems in the second quarter of 2004, versus 6 theater systems in the second quarter of 2003. In the normal course of its business, the Company each year will have customers who, for a number of reasons including the inability to obtain certain consents, approvals or financing, are unable to proceed with theater construction. Once the determination is made that the customer will not proceed with installation, the lease agreement with the customer is generally terminated. Upon the Company being released from its future obligations under the agreement, the initial lease payments that the customer previously made to the Company are recognized as revenue. Settlements relating to terminated lease agreements with customers who were unable to proceed with theater construction included in revenue for the second quarter of 2004 total $2.2 million compared to $1.5 million in the corresponding period last year. A significant portion of such revenue in the second quarter of 2004 related to existing customers which restructured their lease agreements in order to obtain the Company's new IMAX(R) MPX(TM) projection system.

Films revenue decreased 11.5% to $6.6 million in the second quarter of 2004 from $7.5 million in the same period last year due to several factors. A decline in the Company's film post production revenue was partially offset by an increase in film revenue due to the release of Harry Potter and the Prisoner of Azkaban:
The IMAX Experience in June 2004 and due to the release of NASCAR 3D: The IMAX Experience in March 2004.

Theater operations revenue increased to $3.8 million in the second quarter of 2004 from $3.6 million in the same period last year primarily due to the consolidation of the Company's Tempe theater in 2004 compared to equity-accounting treatment in same period last year when the theater was only 50% owned.

Other revenues decreased 27.8% to $0.9 million in the second quarter of 2004 from $1.2 million in the same period last year primarily due to a decline in 2D and 3D camera rentals.

GROSS MARGIN

Gross margin for the second quarter of 2004 was $14.6 million, or 46.0% of total revenue, compared to $14.3 million, or 41.5% of total revenue, in the same period last year. The increase in gross margin for 2004 is due in part to $2.2 million included in IMAX settlement revenues for the second quarter of 2004 (compared to $1.4 million in the corresponding period last year) for terminated lease agreements with customers, a significant portion of which related to existing customers which restructured their lease agreements in order to obtain the Company's new IMAX MPX projection system. Partially offsetting the increase in systems gross margin was a decline in film revenue from library titles such as Space Station due to the strong comparative performance in the second quarter of 2003 and the decline in the Company's film post production business. Camera margins have also decreased significantly, primarily due to the decrease of 2D and 3D camera rentals in 2004.

The Company improved its gross margin in its owned and operated theater segment due to increased cost efficiencies over the same period last year.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

THREE MONTHS ENDED JUNE 30, 2004 VERSUS THREE MONTHS ENDED JUNE 30, 2003
(cont'd)

OTHER

Selling, general and administrative expenses were $8.6 million in the second quarter of 2004 compared to $8.5 million in the corresponding period last year. The Company recorded a foreign exchange loss of $0.2 million in the second quarter of 2004 compared to a gain of $0.6 million in the second quarter of 2003. The foreign exchange gains and losses resulted primarily from fluctuations in exchange rates on the Canadian dollar, Euro dollar and Japanese Yen denominated net investment in leases. The Company also recorded a recovery in its phantom stock plan expense of $0.1 million in the second quarter of 2004 due the decrease in the Company's share price compared to an expense of $1.2 million in the second quarter of 2003. The Company expensed $0.2 million for capital taxes paid in the second quarter of 2004 compared to a recovery of $0.2 million for refunds received in the same quarter in 2003.

The Company no longer has any interests in equity-accounted investees as of December 31, 2003.

Receivable provisions net of recoveries amounted to as a net recovery of $0.1 million in the second quarter of 2004 compared to a net provision of $0.1 million in the same period last year. The Company recorded an accounts receivable recovery of $0.1 million as compared to a recovery of $0.2 million in the same period last year. There were no provisions in the second quarter of 2004 on financing receivables as compared to a provision of $0.3 million in the same period last year.

Interest expense remained consistent at $4.1 million in the second quarter of 2004 and 2003. The Company retired and repaid an aggregate of $170.8 million of the Company's Old Senior Notes and $9.1 million of 5.75% convertible subordinated notes due April 1, 2003 (the "Subordinated Notes") throughout 2003. As at June 30, 2004, the Company had $160.0 million aggregate principal of 9.625% senior notes due December 1, 2010 (the "New Senior Notes"). Included in interest expense is the amortization of deferred finance costs in the amount $
0.2 million in the second quarter of 2004 relating to the New Senior Notes and $0.2 million for the second quarter of 2003 relating to the Old Senior Notes. The Company's policy is to defer and amortize all the costs relating to a debt financing over the life of the debt instrument.

The effective tax rate on earnings differs significantly from the statutory rate due to the effect of permanent differences, income taxed at differing rates in foreign and other provincial jurisdictions and changes in the Company's valuation allowance on deferred tax assets. The income tax expense (recovery) for the quarter is calculated by applying the estimated average annual effective tax rate to quarterly pre-tax income. In the current quarter the Company recorded a tax recovery of $0.4 million related to a refund for an applied tax carryback. This benefit has not been previously recorded by the Company. As at June 30, 2004, the Company had a gross deferred tax asset of $50.9 million, against which the Company is carrying a $46.3 million valuation allowance.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

THREE MONTHS ENDED JUNE 30, 2004 VERSUS THREE MONTHS ENDED JUNE 30, 2003
(cont'd)

RESEARCH AND DEVELOPMENT

Research and development expenses were $0.9 million in the second quarter of 2004 versus $1.2 million in the same period last year. The lower level of expenses in 2004 primarily reflects research and development activities pertaining to the Company's new IMAX MPX theater projection system which is now substantially completed. Through research and development, the Company continues to design and develop cinema-based equipment and software to enhance its product offering. The Company believes that the motion picture industry will be affected by the development of digital technologies, particularly in the areas of content creation (image capture), post-production (editing and special effects), digital re-mastering distribution and display. Consequently, the Company has made significant investments in digital technologies, including the development of a proprietary, patent-pending technology to digitally enhance image resolution and quality of 35mm motion picture films, and has a number of patents pending and intellectual property rights in these areas. However, there can be no assurance that the Company will be awarded patents covering this technology or that competitors will not develop similar technologies.

LOSS ON RETIREMENT OF NOTES

During the second quarter of 2003, the Company recorded a loss of $0.2 million from the retirement of $25.0 million of the Company's Old Senior Notes.

DISCONTINUED OPERATIONS

On December 23, 2003, the Company closed its owned and operated Miami IMAX theater. The Company abandoned or removed all of its assets from the theater in the first quarter of 2004. The Company is involved in an arbitration proceeding with the landlord of the theater with respect to the amount owing to the landlord by the Company for lease and guarantee obligations. The amount of loss to the Company has been estimated at between $0.8 million and $2.3 million, of which the Company has accrued $0.8 million. As the Company is uncertain as to the outcome of the proceeding, no additional amount has been recorded.

Effective December 11, 2001, the Company completed the sale of its wholly-owned subsidiary, Digital Projection International, including its subsidiaries (collectively "DPI"), to a company owned by members of DPI management. As part of the transaction, the Company restructured its advances to DPI, releasing DPI from obligations to repay any amounts in excess of $12.7 million previously advanced by the Company, and reorganized the remaining $12.7 million of debt owing to the Company into two separate loan agreements. During the second quarter of 2004, the Company received $0.2 million in cash towards the repayment of this debt, and has recorded a corresponding gain in net earnings (loss) from discontinued operations (2003 - $0.2 million). As of June 30, 2004, the remaining balance is $11.5 million, which has been fully provided for.

SIX MONTHS ENDED JUNE 30, 2004 VERSUS SIX MONTHS ENDED JUNE 30, 2003

The Company reported net earnings from continuing operations of $0.3 million or $0.01 per share on a diluted basis for the first half of 2004, compared to net earnings from continuing operations of $3.5 million or $0.10 per share on a diluted basis for the first half of 2003.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

SIX MONTHS ENDED JUNE 30, 2004 VERSUS SIX MONTHS ENDED JUNE 30, 2003 (cont'd)

REVENUE

The Company's revenues for the first half of 2004 decreased 16.8% to $56.6 million from $68.1 million in the same period last year.

IMAX systems revenue decreased approximately 17.9% to $36.5 million in the first half of 2004 from $44.5 million in the same period last year. The Company recognized revenue on 7 theater systems in the first half of 2004, versus 14 theater systems in the first half of 2003, one of which was an operating lease. In the normal course of its business, the Company each year will have customers who, for a number of reasons including the inability to obtain certain consents, approvals or financing, are unable to proceed with theater construction. Once the determination is made that the customer will not proceed with installation, the lease agreement with the customer is generally terminated. Upon the Company being released from its future obligations under the agreement, the initial lease payments that the customer previously made to the Company are recognized as revenue. Settlements relating to terminated lease agreements with customers who were unable to proceed with theater construction included in revenue for the first half of 2004 total $6.7 million compared to $4.1 million in the corresponding period last year. A significant portion of such revenue in the first half of 2004 related to existing customers which restructured their lease agreements in order to obtain the Company's new IMAX MPX projection system.

Films revenue decreased 22.4% to $11.1 million in the first half of 2004 from $14.3 million in the same period last year due to several factors. A decline in the Company's film post production revenue was partially offset by an increase in film revenue due to the release of Harry Potter and the Prisoner of Azkaban:
The IMAX Experience in June 2004 and due to the release of NASCAR 3D: The IMAX Experience in March 2004.

Theater operations revenue increased to $7.5 million in the first half of 2004 from $6.8 million in the same period last year, primarily due to the consolidation of the Company's Tempe theater in 2004 compared to equity-accounting treatment in same period last year when the theater was only 50% owned.

Other revenues decreased 40.7% to $1.5 million in the first half of 2004 from $2.6 million in the same period last year primarily due to the decrease of 2D and 3D camera rentals in 2004.

GROSS MARGIN

Gross margin for the first half of 2004 was $27.0 million, or 47.6% of total revenue, compared to $30.3 million, or 44.5% of total revenue, in the same period last year. The decrease in gross margin in dollar terms is due to 7 installations in the first half of 2004 as compared to 14 installations in the first half of 2003, one of which was an operating lease. The decrease in gross margin in dollar terms is also attributed to the decline in film revenue during the first half of 2004 largely due to the strong comparative performance of the Company's library films such as Space Station in the first half of 2003 and the decline in the Company's film post production. Camera margins have also declined, primarily due to the decrease of 2D and 3D camera rentals in 2004. The increase in margin as a percentage of revenue for 2004 is due primarily to $6.5 million included in IMAX settlement revenues for the first half of 2004 (compared to $4.0 million in the corresponding period last year) for terminated lease agreements with customers, a significant portion of which related to existing customers which restructured their lease agreements in order to obtain the Company's new IMAX MPX projection system.

The Company significantly improved its gross margin in dollar and percentage terms in its owned and operated theater segment due to increased cost efficiencies over the same period last year.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

SIX MONTHS ENDED JUNE 30, 2004 VERSUS SIX MONTHS ENDED JUNE 30, 2003 (cont'd)

OTHER

Selling, general and administrative expenses were $17.0 million in the first half of 2004 compared to $ 16.6 million in the corresponding period last year. The Company recorded a foreign exchange loss of $0.5 million in the first half of 2004 compared to a gain of $1.1 million in the first half of 2003. The foreign exchange gains and losses resulted primarily from fluctuations in exchange rates on the Canadian dollar, Euro dollar and Japanese Yen denominated net investment in leases. The Company also recorded a recovery in its phantom stock plan expense of $0.4 million in the first half of 2004 due the decrease in the Company's share price compared to an expense of $1.5 million in the first half of 2003. The Company expensed $0.4 million for capital taxes paid in the first half of 2004 compared to a recovery of $0.1 million for refunds received in 2003. The Company has incurred higher professional fees in the amount of $0.2 million in the period primarily relating to the implementation of certain policies and procedures surrounding the Sarbanes-Oxley regulatory framework.

The Company no longer has any interests in equity-accounted investees as of December 31, 2003.

Receivable provisions net of recoveries amounted to as a net recovery of $1.0 million in the first half of 2004 compared to a net provision of $0.7 million in the same period last year. The Company recorded an accounts receivable recovery of $0.2 million as compared to a provision of $0.4 million in the same period last year. There was a net recovery of $0.8 million in the first half of 2004 on financing receivables as compared to a provision of $0.3 million in the same period last year due to a favorable outcome on lease amendments.

Interest income decreased to $0.2 million in the first half of 2004 from $0.4 million in the same period last year primarily due to a decrease in the average balance of cash and cash equivalents held.

Interest expense decreased slightly to $8.2 million in the first half of 2004 from $8.3 million in the same period last year due largely to lower average debt balances in 2004. The Company retired and repaid an aggregate of $170.8 million of the Company's Old Senior Notes throughout 2003 and $9.1 million of Subordinated Notes on April 1, 2003. As at June 30, 2004, the Company had $160.0 million aggregate principal of the New Senior Notes. Included in interest expense is the amortization of deferred finance costs in the amount $0.4 million in the first half of 2004 and $0.4 million for 2003. The Company's policy is to defer and amortize all the costs relating to a debt financing over the life of the debt instrument.

The effective tax rate on earnings differs significantly from the statutory rate due to the effect of permanent differences, income taxed at differing rates in foreign and other provincial jurisdictions and changes in the Company's valuation allowance on deferred tax assets. The income tax expense (recovery) for the period is calculated by applying the estimated average annual effective tax rate to the period pre-tax income. The Company recorded an income tax recovery of $0.4 in the first half of 2004 from $0.6 million in the same period last year.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

SIX MONTHS ENDED JUNE 30, 2004 VERSUS SIX MONTHS ENDED JUNE 30, 2003 (cont'd)

RESEARCH AND DEVELOPMENT

Research and development expenses were $2.0 million in the first half of 2004 versus $1.9 million in the same period last year. The higher level of expenses in 2004 primarily reflects research and development activities pertaining to the Company's new IMAX MPX theater projection system. Through research and development, the Company continues to design and develop cinema-based equipment and software to enhance its product offering. The Company believes that the motion picture industry will be affected by the development of digital technologies, particularly in the areas of content creation (image capture), post-production (editing and special effects), digital re-mastering distribution and display. Consequently, the Company has made significant investments in digital technologies, including the development of a proprietary, patent-pending technology to digitally enhance image resolution and quality of 35mm motion picture films, and has a number of patents pending and intellectual property rights in these areas. However, there can be no assurance that the Company will be awarded patents covering this technology or that competitors will not develop similar technologies.

LOSS ON RETIREMENT OF NOTES

During the first half of 2004, the Company recorded a loss of $0.8 million related to costs associated with the redemption of $29.2 million of the Company's Old Senior Notes. This transaction had the effect of fully extinguishing the Old Senior Notes. During the first half of 2003, the Company recorded a loss of $0.2 million from the retirement of $25.0 million of the Company's Old Senior Notes.

DISCONTINUED OPERATIONS

On December 23, 2003, the Company closed its owned and operated Miami IMAX theater. The Company abandoned or removed all of its assets from the theater in the first quarter of 2004. The Company is involved in an arbitration proceeding with the landlord of the theater with respect to the amount owing to the landlord by the Company for lease and guarantee obligations. The amount of loss to the Company has been estimated at between $0.8 million and $2.3 million, of which the Company has accrued $0.8 million. As the Company is uncertain as to the outcome of the proceeding, no additional amount has been recorded.

Effective December 11, 2001, the Company completed the sale of its wholly-owned subsidiary, Digital Projection International, including its subsidiaries (collectively "DPI"), to a company owned by members of DPI management. As part of the transaction, the Company restructured its advances to DPI, releasing DPI from obligations to repay any amounts in excess of $12.7 million previously advanced by the Company, and reorganized the remaining $12.7 million of debt owing to the Company into two separate loan agreements. During the first half of 2004, the Company received $0.4 million in cash towards the repayment of this debt, and has recorded a corresponding gain in net earnings (loss) from discontinued operations (2003 - $0.4 million). As of June 30, 2004, the remaining balance is $11.5 million, which has been fully provided for.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

LIQUIDITY AND CAPITAL RESOURCES

CREDIT FACILITY

On February 6, 2004, the Company entered into a loan agreement for a secured revolving credit facility with Congress Financial Corporation (Canada) (the "Credit Facility") The Credit Facility is a three-year revolving credit facility with yearly renewal options thereafter, permitting maximum aggregate borrowings of $20.0 million, subject to a borrowing base calculation which includes the Company's financing receivables, and certain reserve requirements. The Credit Facility bears interest at Prime + 0.25% per annum or Libor + 2.0% per annum and is collateralized by a first priority security interest in all of the current and future assets of the Company. The Credit Facility contains typical affirmative and negative covenants, including covenants that restrict the Company's ability to: incur certain additional indebtedness; make certain loans, investments or guarantees; pay dividends; make certain asset sales; incur certain liens or other encumbrances; conduct certain transactions with affiliates and enter into certain corporate transactions or dissolve. In addition, the Credit Facility contains customary events of default, including upon an acquisition or a change of control that has a material adverse effect on the Company's financial condition. The Credit Facility also requires the Company to maintain a minimum level of earnings before interest, taxes, depreciation and amortization, and cash collections. As at June 30, 2004, the Company has not drawn down on the Credit Facility, however, it has issued letters of credit for $3.9 million under the Credit Facility arrangement.

CASH AND CASH EQUIVALENTS

As at June 30, 2004, the Company's principal sources of liquidity included cash and cash equivalents of $17.0 million, trade accounts receivable of $16.1 million and net investment in leases due within one year of $4.2 million. As at June 30, 2004, the Company had not drawn down any amounts under the Credit Facility. In January 2004, the Company retired the remaining $29.2 million in Old Senior Notes using existing cash balances.

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

The Company's net cash provided by (used in) operating activities is impacted by a number of factors, including the proceeds associated with new signings of theater system lease and sale agreements in the year, the box office performance of large format films distributed by the Company and/or exhibited in the Company's theaters, increases or decreases in the Company's operating expenses, and the level of cash collections received from its customers.

Cash provided by operating activities amounted to $0.5 million for the period ended June 30, 2004. Changes in other non-cash operating assets as compared to December 31, 2003 include a decrease of $1.8 million in inventories, a decrease of $0.2 million in financing receivables, a $1.7 million increase in accounts receivable and a $2.1 million increase in prepaid expenses which relates to prepaid film print costs which will be expensed over the period to be benefited. Changes in other non-cash operating liabilities as compared to December 31, 2003 include a decrease in deferred revenue of $12.1 million, a decrease in accounts payable of $0.8 million and an increase of $4.8 million in accrued liabilities. Included in operating activities for the first half of 2004 were $5.0 million in film finance proceeds which are required to be spent on a specific film project, and $0.6 million in premiums paid to retire $29.2 million of principal of the Company's remaining Old Senior Notes. Net cash provided by operating activities increased by $5.0 million in the first half of 2004 primarily due to the elimination of the Company's restricted cash balances, which were used as collateral for letters of credit. The Company now secures letters of credit through the Credit Facility, which was entered into in February 2004.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

LIQUIDITY AND CAPITAL RESOURCES (cont'd)

CASH AND CASH EQUIVALENTS (cont'd)

Cash used in investing activities amounted to $1.4 million in the first half of 2004, which includes purchases of $0.6 million in fixed assets, an increase in other assets of $0.7 million and an increase in other intangible assets of $0.2 million.

Cash used in financing activities in the first half of 2004 amounted to $29.4 million. The Company retired $29.2 million of principal of the Company's Old Senior Notes. Financing costs related to the New Senior Notes amounted to $0.6 million. The Company also received $0.4 million in cash on a note receivable from a discontinued operation.

Capital expenditures including the purchase of fixed assets and investments in film assets were $2.0 million for the first half of 2004.

Cash used in operating activities amounted to $7.0 million in the first half of 2003. Changes in other non-cash operating assets and liabilities included a decrease in deferred revenue of $19.0 million, and a decrease of $6.8 million in inventories. Cash used by investing activities in the first half of 2003 amounted to $1.5 million, primarily consisting of $0.7 million invested in fixed assets. Cash provided by financing activities in the first half of 2003 amounted to $8.1 million which included a $9.1 million repayment of the Company's remaining outstanding Subordinated Notes and from the receipt of a note receivable from a discontinued operation. Capital expenditures including the purchase of fixed assets and investments in film assets were $2.8 million in the first half of 2003.

LETTERS OF CREDIT AND OTHER COMMITMENTS

As at June 30, 2004, the Company has letters of credit of $3.9 million outstanding of which the entire balance has been secured by the Credit Facility. In addition, the Company is required to expend $5.0 million towards the production of a future motion picture title. The Company has expended $0.1 million of these funds as at June 30, 2004.

NEW SENIOR NOTES DUE 2010

As at June 30, 2004, the Company has $160.0 million aggregate principal of 9.625% senior notes due December 1, 2010 (the "New Senior Notes"). The Company commenced an exchange offer to exchange all outstanding New Senior Notes for up to $160.0 million aggregate principal amount of senior notes due December 1, 2010 that will be registered under the U.S. Securities Act of 1933, as amended (the "Registered Notes"). On February 27, 2004, the Company filed a registration statement on Form S-4 in relation to the Registered Notes. The Registered Notes will continue to be unconditionally guaranteed, jointly and severally, by certain of the Company's wholly-owned subsidiaries. After the exchange, the terms of the Registered Notes will be substantially identical to the terms of the New Senior Notes, and evidence the same indebtedness as the New Senior Notes, except that the Registered Notes will be registered under U.S. securities laws, will not contain restrictions on transfer or provisions relating to special interest under circumstances related to the timing of the exchange offer, will bear a different CUSIP number from the New Senior Notes and will not entitle their holders to registration rights.

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

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

LIQUIDITY AND CAPITAL RESOURCES (cont'd)

OLD SENIOR NOTES DUE 2005

In December 2003 the Company completed a tender offer and consent solicitation for its remaining $152.8 million of principal of senior notes due December 1, 2005 bearing interest at a rate of 7.875% per annum (the "Old Senior Notes") that were not retired previously. In December 2003, $123.6 million in principal of the Old Senior Notes were redeemed pursuant to the tender offer. Notice of Redemption for all remaining outstanding Old Senior Notes was delivered on December 4, 2003 and the remaining $29.2 of outstanding Old Senior Notes were redeemed on January 2, 2004 using proceeds from the Company's private placement.

In the first half of 2004, the Company recorded a loss of $0.8 million related to the retirement of the Company's Old Senior Notes. During the first half of 2003, the Company recorded a loss of $0.2 million from the retirement of $25.0 million of the Company's Old Senior Notes.

PENSION OBLIGATIONS

The Company has a defined benefit pension plan covering its two Co-Chief Executive Officers. As June 30, 2004, the Company had an unfunded and accrued projected benefit obligation of approximately $21.8 million (December 31, 2003 - $20.1 million) in respect of this defined benefit pension plan. The Company intends to use the proceeds of life insurance policies taken on its Co-Chief Executive Officers to satisfy, in whole or in part, certain of the benefits due and payable under the plan, although there can be no assurance that the Company will ultimately do so.

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

A majority of the Company's revenue is denominated in U.S. dollars while a significant portion of its costs and expenses is denominated in Canadian dollars. A portion of the Company's net U.S. dollar flows is converted to Canadian dollars to fund Canadian dollar expenses through the spot market. In Japan, the Company has ongoing operating expenses related to its operations. Net Japanese yen flows are converted to U.S. dollars through the spot market. The Company also has cash receipts under leases denominated in Japanese yen, Euros and Canadian dollars. In the first half of 2004, the Company recorded translation losses of $0.3 million primarily from the receivables associated with these leases, as the value of the U.S. dollar strengthened in relation to these currencies. The Company plans to convert Japanese yen and Euros lease cash flows to U.S. dollars through the spot markets on a go-forward basis.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's Co-Chief Executive Officers and Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d- 15(e)) as of the end of the period covered by this report, have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were adequate and effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (the "SEC") rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of the end of the period covered by this report there was no change in the Company's internal control over financial reporting that occurred during the period covered by this report that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                IMAX CORPORATION

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

(a) In March 2001, a complaint was filed against the Company by Muvico Entertainment, L.L.C. ("Muvico"), alleging misrepresentation and seeking rescission in respect of the system lease agreements between the Company and Muvico. The complaint was subsequently amended to add claims for fraud based upon the same factual allegations underlying its prior claims. The Company filed counterclaims against Muvico for breach of contract, unjust enrichment, unfair competition and/or deceptive trade practices and theft of trade secrets, and brought claims against MegaSystems, Inc. ("MegaSystems"), a large-format theater system manufacturer, for tortious interference and unfair competition and/or deceptive trade practices and to enjoin Muvico and MegaSystems from using the Company's confidential and proprietary information. The case is being heard in the U.S. District Court, Southern District of Florida, Miami Division. The Company's motion for a summary judgement on its contract claims against Muvico was heard in September 2003; a decision has not yet been rendered. The Company believes that the allegations made by Muvico in its complaint are entirely without merit and will accordingly defend the claims vigorously. The Company further believes that the amount of loss, if any, suffered in connection with this lawsuit would not have a material impact on the financial position or results of operation of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

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

                                IMAX CORPORATION

(d) In May, 2002, the Company filed a complaint with the District Court of Nuremberg-Furth, Germany against Siewert Holding in Wurtzburg ("Siewert"), demanding payment of rental obligations and other amounts owed to the Company. Siewert raised a defense based on alleged infringement of German antitrust rules. By judgement of December 20, 2002, the District Court rejected the defense and awarded judgement in the documentary proceedings in favor of the Company and added further amounts that had fallen due. Siewert applied for leave to appeal to the German Supreme Court on matters of law, which was rejected by the German Supreme Court in March 2004. To enforce its judgement against Siewert, the Company filed for the opening of insolvency proceedings with respect to Siewert, which filing was withdrawn following payment by Siewert to the Company. Siewert has filed further proceedings in the District Court, claiming that the majority of its lease obligations to the Company should be invalidated. The Company will vigorously defend such claim and does not believe that the amount of loss, if any, suffered in connection with these proceedings would have a material impact on the financial position or results of operation of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

(e) In January 2004, the Company and IMAX Theatre Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages of approximately $3.7 million before the International Court of Arbitration of the International Chambers of Commerce (the "ICC") with respect to the breach by Electronic Media Limited ("EML") of its December 2000 agreement with the Company. In April 2004, EML filed an answer and counterclaim seeking the return of funds EML has paid to the Company, incidental expenses and punitive damages. The Company believes that the allegations made by EML in its counterclaim are entirely without merit and has requested that these counterclaims be dismissed on the basis that EML has recently advised the ICC that it has insufficient funds to pay its share of the arbitration costs. The Company believes that the amount of loss, if any, suffered in connection with this arbitration would not have a material impact on the financial position or results of operation of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

(f) In addition to the matters described above, the Company is currently involved in other legal proceedings which, in the opinion of the Company's management, will not materially affect the Company's financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On January 2, 2004, the Company completed the redemption of $29.2 million of 7.875% senior notes due December 1, 2005 (the "Old Senior Notes"). This transactions had the effect of reducing the principal amount of the Company's outstanding Old Senior Notes to $nil.

                                IMAX CORPORATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual and Special Meeting of the Company's shareholders held on June 3, 2004, shareholders represented at the meeting: (i) elected Richard L. Gelfond (33,955,350 shares voted for and 288,538 shares withheld), Bradley J. Wechsler (33,958,510 shares voted for and 285,378 shares withheld) and Kenneth G. Copland (33,833,414 shares voted for and 410,474 shares withheld) as Class III directors of the Company for a term expiring in 2007; (ii) appointed PricewaterhouseCoopers, LLP as auditors of the Company to hold office until the next annual meeting of shareholders at a remuneration to be fixed by the Board of Directors (34,059,350 shares voted for; 36,962 withheld); (iii) approved amendments to the Articles of Amalgamation of the Company (13,227,835 shares voted for and 679,429 shares voted against); and (iv) approved amendments to By-Law No. 1 of the Company (13,519,768 shares voted for and 368,604 shares voted against). In addition to the foregoing directors, the following directors continued in office: Neil S. Braun, Michael Fuchs, Garth M. Girvan, David W. Leebron and Marc A. Utay.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

3.2      Articles of Amendment of IMAX Corporation, dated June 25, 2004.

3.3      By-Law No.1 of IMAX Corporation enacted on June 3, 2004.

10.18 Amended Employment Agreement, dated June 3, 2004 between IMAX Corporation and Bradley J. Wechsler.

10.19 Amended Employment Agreement, dated June 3, 2004 between IMAX Corporation and Richard L. Gelfond.

31.1 Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002, dated August 9, 2004, by Bradley J. Wechsler.

31.2 Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002, dated August 9, 2004, by Richard L. Gelfond.

31.3 Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002, dated August 9, 2004, by Francis T. Joyce.

32.1 Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, dated August 9, 2004, by Bradley J. Wechsler.

32.2 Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, dated August 9, 2004, by Richard L. Gelfond.

32.3 Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, dated August 9, 2004, by Francis T. Joyce

(b)      REPORTS ON FORM 8-K

         The Company filed a report on Form 8-K on May 6, 2004, pursuant to Item 12 - Results of Operations and Financial Conditions. The Company reported that it had issued a press release announcing the Company's financial and operating results for the quarter ended March 31, 2004.

                                IMAX CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     IMAX CORPORATION

Date: August 9, 2004                 By: /s/ Francis T. Joyce
                                         ---------------------------------------
                                         Francis T. Joyce
                                         Chief Financial Officer
                                         (Principal Financial Officer)

Date: August 9, 2004                 By: /s/  Kathryn A. Gamble
                                         ---------------------------------------
                                         Kathryn A. Gamble
                                         Vice President, Finance, Controller
                                         (Principal Accounting Officer)