Form 10-K/A
period 2003-12-31
IMAX CORP
filed 2004-09-13
CIK 921582

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

                         COMMISSION FILE NUMBER 0-24216

                                IMAX CORPORATION
             ------------------------------------------------------
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

                           COMMON SHARES, NO PAR VALUE
                           ---------------------------
                                (Title of class)

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

================================================================================

                                IMAX CORPORATION

                          ANNUAL REPORT ON FORM 10-K/A

                                DECEMBER 31, 2003

                                TABLE OF CONTENTS

                                                                            PAGE
                                     PART I

Item 1   Business............................................................. 4
Item 2   Properties...........................................................14
Item 3   Legal Proceedings....................................................15
Item 4   Submission of Matters to a Vote of Security Holders..................15

                                     PART II

Item 5   Market for Registrant's Common Equity, Related Stockholder Matters
            and Issuer Purchases of Equity Securities.........................16
Item 6   Selected Financial Data..............................................19
Item 7   Management's Discussion and Analysis of Financial Condition and
            Results of Operations.............................................22
Item 7A  Quantitative and Qualitative Disclosures about Market Risk...........40
Item 8   Financial Statements and Supplementary Data..........................41
Item 9   Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure..............................................84
Item 9A  Controls and Procedures..............................................84

                                    PART III

Item 10  Directors and Executive Officers of the Registrant...................85
Item 11  Executive Compensation...............................................85
Item 12  Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters...................................85
Item 13  Certain Relationships and Related Transactions.......................85
Item 14  Principal Accounting Fees and Services...............................85
Item 15  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....86
Signatures....................................................................89

      IMAX Corporation (the "Company") is filing this amendment no.2 on Form 10-K/A (the "Form 10-K/A") to amend and update information required by Item 7 of
Part II of its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003, which was originally filed with Securities and Exchange Commission (the "SEC") on July 27, 2004 (the "Form 10-K/A"). No other information included in the original Form 10-K is amended hereby.

      The information included in this Form 10-K/A has not been updated for any events that have occurred subsequent to the originally filed Form 10-K/A on July 27, 2004. For a discussion of events and developments subsequent to December 31, 2003, see the Company's reports filed with the SEC since July 27, 2004.

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

                                                            YEARS ENDED DECEMBER 31,
                                  ----------------------------------------------------------------------------
                                      2003            2002             2001            2000           1999
                                  ------------    ------------     ------------    ------------   ------------
Exchange rate at end of
    period....................    U.S. $0.7738    U.S. $0.6329     U.S. $0.6267    U.S. $0.6669   U.S. $0.6925
Average exchange rate
   during period..............          0.7136          0.6368           0.6457          0.6732         0.6730
High exchange rate during
   period.....................          0.7738          0.6619           0.6697          0.6944         0.6925
Low exchange rate during
   period.....................          0.6349          0.6200           0.6241          0.6410         0.6535

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

      The following chart shows the number of the Company's theater systems by product, installed base and backlog as of December 31:

                                                                2003
                           ---------------------------------------------------------------------------------
                                             2D                                           3D
                           -------------------------------------      --------------------------------------
                                          INSTALLED                                   INSTALLED
                             PRODUCT        BASE         BACKLOG       PRODUCT           BASE        BACKLOG
                           ---------      ---------      -------      ----------      ---------      -------
Flat Screen                IMAX              55             2         IMAX 3D             81           25
                                                                      IMAX 3D SR          38           21
Dome Screen                IMAX Dome         66             5         IMAX MPX             0            8


                                                                2002
                           ---------------------------------------------------------------------------------
                                             2D                                           3D
                           -------------------------------------      --------------------------------------
                                          INSTALLED                                   INSTALLED
                             PRODUCT        BASE         BACKLOG       PRODUCT           BASE        BACKLOG
                           ---------      ---------      -------      ----------      ---------      -------
Flat Screen                IMAX              56             4         IMAX 3D             81           32
                                                                      IMAX 3D SR          30           23
Dome Screen                IMAX Dome         65             4         IMAX MPX             0            0

                                IMAX CORPORATION

PRODUCT LINES (cont'd)

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

PRODUCT LINES (cont'd)

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

      o analyzing the information contained within a 35mm frame format and enhancing the digital image using techniques such as sharpening, color correction, grain removal and the elimination of unsteadiness, removal of unwanted artifacts; and

      o  recording the enhanced digital image onto 15/70-format film.

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

PRODUCT LINES (cont'd)

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

                                                      2003            2002
                                                ---------------   --------------
                                                 INSTALLED BASE   INSTALLED BASE
Canada..........................................       23              23
United States...................................      120             113
Europe..........................................       45              43
Japan...........................................       17              18
Rest of World...................................       35              35
                                                      ---             ---
Total...........................................      240             232
                                                      ===             ===

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

MANUFACTURING AND SERVICE (cont'd)

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

                                IMAX CORPORATION


ITEM 2. PROPERTIES

      The Company's principal executive offices are located in Mississauga, Ontario, Canada, New York, New York and Santa Monica, California. The Company's principal facilities are as follows:


                                                 OPERATION                  OWN/LEASE  EXPIRATION
                                                 ---------                  ---------  ----------
Mississauga, Ontario(1)..... Headquarters, Administrative, Assembly and        Own         N/A
                                Research and Development
New York, New York.......... Executive                                        Lease       2014
Santa Monica, California.... Sales, Marketing, Film Production and Post-      Lease       2012
                                Production
Birmingham, Alabama(2)...... Sound Facilities Service                         Lease       2004
Berlin, Germany............. Sales and Marketing                              Lease       2004
Shanghai, China............. Sales and Marketing                              Lease       2004
Tokyo, Japan................ Sales, Marketing, Maintenance and Theater
                                Design                                        Lease       2004
Toronto, Canada............. Film Production                                  Lease       2004

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

                                                                U.S. DOLLARS
                                                              ------------------
                                                              HIGH          LOW
                                                             ------        -----
NASDAQ

Year ended December 31, 2003
     Fourth quarter......................................... 10.400        6.840
     Third quarter..........................................  9.750        6.950
     Second quarter.........................................  9.500        4.830
     First quarter..........................................  5.060        2.610
Year ended December 31, 2002
     Fourth quarter.........................................  5.600        3.500
     Third quarter..........................................  6.050        2.850
     Second quarter.........................................  7.850        3.554
     First quarter..........................................  4.890        1.850


                                                              CANADIAN DOLLARS
                                                              ------------------
                                                              HIGH          LOW
                                                             ------        -----
TSX

Year ended December 31, 2003
     Fourth quarter......................................... 13.890        9.070
     Third quarter.......................................... 13.480        9.570
     Second quarter......................................... 12.750        7.110
     First quarter..........................................  7.470        4.000
Year ended December 31, 2002
     Fourth quarter.........................................  8.700        5.450
     Third quarter..........................................  9.500        5.100
     Second quarter......................................... 12.000        5.820
     First quarter..........................................  7.600        3.000

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

                                IMAX CORPORATION


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES (cont'd)

EQUITY COMPENSATION PLANS

      The following table sets forth information regarding the Company's Equity Compensation Plan as of December 31, 2003:

                                                                                             Number of securities
                                                                                            remaining available for
                                                                                             future issuance under
                                      Number of securities to       Weighted average          equity compensation
                                      be issued upon exercise       exercise price of           plans (excluding
                                       of outstanding options,     outstanding options,     securities reflected in
Plan category                           warrants and rights        warrants and rights            column (a))
---------------------------------     ------------------------     --------------------     ------------------------
                                               (a)                        (b)                        (c)
Equity compensation plans
approved by security holders                5,677,806                    $11.11                   2,199,795

Equity compensation plans not
approved by security holders                  550,000(1)                 $ 6.06                         nil
                                            ---------                    ------                   ---------
Total                                       6,227,806                    $10.66                   2,199,795
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

                                                                                     YEARS ENDED DECEMBER 31,
                                                                 ----------------------------------------------------------------
                                                                     2003         2002          2001         2000         1999(1)
                                                                 ----------   ----------    ----------   ----------    ----------
STATEMENTS OF OPERATIONS DATA:
REVENUE
   IMAX systems(2).............................................  $   75,848   $   70,959    $   76,582   $  113,226    $  126,826
   Films.......................................................      25,803       40,556        29,923       41,711        47,227
   Theater operations..........................................      13,109       12,284         6,540        8,467         7,159
   Other.......................................................       4,500        5,303         4,654        7,096         9,393
                                                                 ----------   ----------    ----------   ----------    ----------
   Total revenue...............................................     119,260      129,102       117,699      170,500       190,605
COSTS OF GOODS AND SERVICES(3).................................      67,283       75,634        94,969      106,429        94,407
                                                                 ----------   ----------    ----------   ----------    ----------
GROSS MARGIN...................................................      51,977       53,468        22,730       64,071        96,198
Selling, general and administrative expenses(4)................      33,312       34,906        45,850       42,079        32,524
Research and development.......................................       3,794        2,362         3,385        6,497         3,136
Amortization of intangibles....................................         573        1,418         3,005        2,948         2,159
Loss (income) from equity-accounted investees(5)...............      (2,496)        (283)          (73)       4,811           683
Receivable provisions (recoveries), net........................      (2,225)      (1,233)       18,102       13,086           949
Restructuring costs and asset impairments (recoveries)(6)......         969         (121)       45,269       11,152            --
                                                                 ----------   ----------    ----------   ----------    ----------
EARNINGS (LOSS) FROM OPERATIONS................................      18,050       16,419       (92,808)     (16,502)       56,747
Interest income................................................         656          413           847        3,285         9,977
Interest expense...............................................     (15,856)     (17,564)      (22,020)     (21,961)      (21,860)
Gain (loss) on retirement of notes(7)..........................      (4,910)      11,900        55,577           --            --
Recovery (impairment) of long-term investments(8)..............       1,892           --        (5,584)      (4,133)           --
                                                                 ----------   ----------    -----------  -----------   ----------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
   AND MINORITY INTEREST.......................................        (168)      11,168       (63,988)     (39,311)       44,864
Recovery of (provision for) income taxes(9) ...................         386           --       (27,848)      11,700       (17,175)
                                                                 ----------   ----------    -----------  ----------    -----------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY
   INTEREST....................................................         218       11,168       (91,836)     (27,611)       27,689
Minority interest..............................................          --           --            --           --        (1,207)
                                                                 ----------   ----------    ----------   ----------    -----------
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS.................         218       11,168       (91,836)     (27,611)       26,482
Net earnings (loss) from discontinued operations...............         195          804       (53,278)      (4,226)       (1,249)
                                                                 ----------   ----------    -----------  -----------   -----------
NET EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGES IN
   ACCOUNTING PRINCIPLES.......................................         413       11,972      (145,114)     (31,837)       25,233
Cumulative effect of changes in accounting principles,
   net of income tax benefit of $nil and $37,286(10)...........        (182)          --            --      (61,110)           --
                                                                 -----------  ----------    ----------   -----------   ----------
NET EARNINGS (LOSS)............................................  $      231   $   11,972    $ (145,114)  $  (92,947)   $   25,233
                                                                 ==========   ==========    ===========  ===========   ==========

EARNINGS (LOSS) PER SHARE:
Earnings (loss) per share - basic:
   Net earnings (loss) from continuing operations..............  $      0.01  $      0.34   $    (2.97)  $     (0.93)  $      0.89
   Net earnings (loss) from discontinued operations............  $       --   $      0.02   $    (1.72)  $     (0.14)  $     (0.04)
                                                                 ----------   -----------   -----------  ------------  ------------
   Net earnings (loss) before cumulative effect of changes in
    accounting principles......................................  $      0.01  $      0.36   $    (4.69)  $     (1.07)  $      0.85
   Cumulative effect of changes in accounting principles.......  $       --   $       --    $       --   $     (2.04)  $       --
                                                                 ----------   ----------    ----------   ------------  ----------
   Net earnings (loss).........................................  $      0.01  $      0.36   $    (4.69)  $     (3.11)  $      0.85
                                                                 ===========  ===========   ===========  ============  ===========
Earnings (loss) per share - diluted:

   Net earnings (loss) from continuing operations..............  $      0.01  $      0.34   $    (2.97)  $     (0.93)  $      0.84
   Net earnings (loss) from discontinued operations............  $       --   $      0.02   $    (1.72)  $     (0.14)  $     (0.04)
                                                                 ----------   -----------   -----------  ------------  ------------
   Net earnings (loss) before cumulative effect of changes in
    accounting principles......................................  $      0.01  $      0.36   $    (4.69)  $     (1.07)  $      0.80
   Cumulative effect of changes in accounting principles.......  $       --   $       --    $       --   $     (2.04)  $       --
                                                                 ----------   ----------    ----------   ------------  ----------
   Net earnings (loss).........................................  $      0.01  $      0.36   $    (4.69)  $     (3.11)  $      0.80
                                                                 ===========  ===========   ===========  ============  ===========

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

                                                                                   AS AT DECEMBER 31,
                                                          ---------------------------------------------------------------------
                                                              2003           2002          2001          2000         1999(2)
                                                          -----------    -----------   -----------   -----------   -----------
BALANCE SHEETS DATA:
Cash, cash equivalents, restricted cash and
  investments in marketable debt securities.............  $    52,243    $    37,136   $    26,388   $    34,310   $   121,502
Total assets(1).........................................      250,376        242,976       261,512       492,100       538,237
Total long-term indebtedness............................      189,234        209,143       229,643       300,000       300,000
Total shareholders' equity (deficit)....................      (51,776)      (103,670)     (118,448)       22,263       111,065

(1)   Includes the assets of discontinued operations.

(2)   Pro Forma Amounts in Accordance with SAB 101:


Pro forma amounts for the year ended December 31, 1999 as if SAB 101 had been applied during all years presented:

                                                                         1999
                                                                      ----------
Total revenue.......................................................  $  166,617
Net earnings .......................................................  $    7,655
   Net earnings per share - basic:..................................  $     0.26
   Net earnings per share - fully diluted:..........................  $     0.25

QUARTERLY STATEMENTS OF OPERATIONS SUPPLEMENTARY DATA:

                                                                                                 2003
                                                                       ----------------------------------------------------
                                                                            Q1            Q2           Q3           Q4
                                                                       -----------   -----------   -----------  -----------
Sales............................................................      $    33,649   $    34,450   $    21,228  $    29,933
Cost of goods and services.......................................           17,649        20,164        11,538       17,932
                                                                       -----------   -----------   -----------  -----------
Gross margin.....................................................      $    16,000   $    14,286   $     9,690  $    12,001
                                                                       ===========   ===========   ===========  ===========

Net earnings (loss) from continuing operations...................      $     2,514   $     1,026   $    (2,510) $      (812)
Net earnings from discontinued operations........................              (91)          (57)         (144)         487
                                                                       ------------  ------------  ------------ -----------
Net earnings (loss) before cumulative effect of changes in
     accounting principles.......................................            2,423           969        (2,654)        (325)
Cumulative effect of changes in accounting principles net of
     income tax benefit..........................................               --            --            --         (182)
                                                                       -----------   -----------   -----------  ------------
Net earnings (loss)..............................................      $     2,423   $       969   $    (2,654) $      (507)
                                                                       ===========   ===========   ============ ============

Net earnings (loss) per share - basic and fully diluted..........      $      0.07   $      0.03   $     (0.07) $     (0.02)

                                                                                                 2002
                                                                       ----------------------------------------------------
                                                                           Q1             Q2           Q3           Q4
                                                                       -----------   -----------   -----------  -----------
Sales............................................................      $    30,202   $    38,515   $    23,404  $    36,981
Cost of goods and services.......................................           16,702        19,681        15,854       23,397
                                                                       -----------   -----------   -----------  -----------
Gross margin.....................................................      $    13,500   $    18,834   $     7,550  $    13,584
                                                                       ===========   ===========   ===========  ===========

Net earnings (loss) from continuing operations...................      $    10,731   $     3,433   $    (3,968) $       972
Net earnings from discontinued operations........................             (184)         (398)        1,674         (288)
                                                                       ------------  ------------  -----------  ------------
Net earnings (loss)..............................................      $    10,547   $     3,035   $    (2,294) $       684
                                                                       ===========   ===========   ============ ===========

Net earnings (loss) per share - basic and fully diluted..........      $      0.32   $      0.09   $     (0.07) $      0.02

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

RESTRUCTURING COSTS AND OTHER SIGNIFICANT CHARGES (RECOVERIES)

(In thousands of U.S. dollars, except per share amounts)                  YEARS ENDED DECEMBER 31,
                                                               --------------------------------------------
                                                                    2003            2002           2001
                                                               ------------    ------------    ------------
Restructuring costs (recoveries)                               $         --    $       (497)   $     16,292
                                                               ------------    -------------   ------------
Asset impairments (recoveries):
    Fixed assets                                                        969             376          25,694
    Other assets                                                         --              --           3,283
Other significant charges (recoveries):
    Accounts receivable                                                 714          (1,942)          4,469
    Inventories                                                          --           1,229           4,053
    Film assets                                                          --              --          16,514
    Fixed assets                                                        353           2,799              --
    Other assets                                                         73             216              --
    Financing receivables                                            (2,939)            709          13,633
    Long-term investments                                            (1,892)             --           5,584
                                                               -------------   ------------    ------------
Total asset impairments and other significant (recoveries)           (2,722)          3,387          73,230
                                                               -------------   ------------    ------------
Net charges (recoveries)                                       $     (2,722)   $      2,890    $     89,522
                                                               =============   ============    ============

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

                                IMAX CORPORATION


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS

      The following table sets forth the percentage of total revenue for each of the items set forth below:

                                                                            YEARS ENDED DECEMBER 31,
                                                       -------------------------------------------------------------------
                                                          2003          2002          2001           2000          1999
                                                       ----------   -----------   -----------    -----------   -----------
                                                           %             %              %             %             %
Revenue
  IMAX systems........................................        63.6          55.0         65.0           66.4          66.5
  Films...............................................        21.6          31.4         25.4           24.5          24.8
  Theater operations..................................        11.0           9.5          5.6            5.0           3.8
  Other...............................................         3.8           4.1          4.0            4.1           4.9
                                                       -----------  ------------  -----------    -----------   -----------
Total revenue.........................................       100.0         100.0        100.0          100.0         100.0
Costs and goods and services..........................        56.4          58.6         80.7           62.4          49.5
                                                       -----------  ------------  -----------    -----------   -----------
Gross margin..........................................        43.6          41.4         19.3           37.6          50.5
Selling, general and administrative expenses..........        28.0          27.0         39.0           24.7          17.1
Research and development..............................         3.2           1.8          2.9            3.8           1.6
Amortization of intangibles...........................         0.5           1.1          2.6            1.7           1.1
Loss (income) from equity-accounted investees.........        (2.1)         (0.2)        (0.1)           2.8           0.4
Receivable provisions, net of (recoveries)............        (1.9)         (1.0)        15.3            7.8           0.5
Restructuring costs and asset impairments (recovery)..         0.8          (0.1)        38.5            6.5           --
                                                       -----------  ------------  -----------    -----------   -----------
Earnings (loss) from operations.......................        15.1          12.7        (78.9)          (9.7)         29.8
                                                       ===========  ============  ===========    ===========   ===========
Net earnings (loss) before cumulative effect
   of changes in accounting principles................         0.3           9.3       (123.3)         (18.7)         13.2
                                                       ===========  ============  ===========    ===========   ===========
Net earnings (loss)...................................         0.2           9.3       (123.3)         (54.5)         13.2
                                                       ===========  ============  ===========    ===========   ===========

YEAR ENDED DECEMBER 31, 2003 VERSUS YEAR ENDED DECEMBER 31, 2002

REVENUES

      The Company's revenues in 2003 were $119.3 million, compared to $129.1 million in 2002, a decrease of 7.6% due in large part to a decrease in Film revenue (see below). The following table sets forth the breakdown of revenue by category:

(In thousands of U.S. dollars)
                                                                           YEARS ENDED DECEMBER 31,
                                                            -----------------------------------------------------
                                                                 2003               2002                2001
                                                            --------------     --------------      --------------
IMAX SYSTEMS REVENUE
Sales and leases..................................          $       52,269     $       46,656      $       53,409
Ongoing rent(1)...................................                   9,207              9,746               8,969
Maintenance.......................................                  14,372             14,557              14,204
                                                            --------------     --------------      --------------
                                                                    75,848             70,959              76,582
                                                            --------------     --------------      --------------
FILMS REVENUE
Production and Post-production ...................                  13,821             19,859              13,278
Distribution......................................                  11,982             20,697              16,645
                                                            --------------     --------------      --------------
                                                                    25,803             40,556              29,923
                                                            --------------     --------------      --------------

THEATER OPERATIONS................................                  13,109             12,284               6,540
                                                            --------------     --------------      --------------

OTHER REVENUE.....................................                   4,500              5,303               4,654
                                                            --------------     --------------      --------------
                                                            $      119,260     $      129,102      $      117,699
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

                                IMAX CORPORATION


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

YEAR ENDED DECEMBER 31, 2003 VERSUS YEAR ENDED DECEMBER 31, 2002 (cont'd)

REVENUES (cont'd)

      Systems revenue increased to $75.8 million in 2003 from $71.0 million in 2002, an increase of 6.9%. Revenue from sales and leases increased to $52.3 million in 2003 from $46.7 million in 2002, an increase of 12.0%. This increase was due, in large part, to an increase in 2003 settlement revenue of $4.5 million over 2002. Settlements relating to terminated lease agreements with customers who were unable to proceed with theater construction, included in sales and leases revenue for 2003, total $9.6 million (2002 - $5.1 million). In 2003, 20 theater systems were installed, of which one was an operating lease, as compared to 16 theater systems installed, of which one was an operating lease in 2002. Revenue from sales and leases increased $1.2 million in 2003 to $42.7 million, an increase of 2.8%. Average sales and leases revenue decreased in 2003 versus 2002 due to a combination of factors including a difference in the mix of projection systems installed in each period, multi system discounts granted to commercial exhibitors for systems installed during the period, and the installation of eight refurbished or upgraded systems in 2003. Ongoing rental revenue in 2003 decreased 5.5% from 2002 and maintenance revenue in 2003 decreased 1.3% over the prior year.

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

                                IMAX CORPORATION


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

YEAR ENDED DECEMBER 31, 2002 VERSUS YEAR ENDED DECEMBER 31, 2001

REVENUES

      Systems revenue decreased to $71.0 million in 2002 from $76.6 million in 2001, a decrease of 7.3%. Revenue from sales and leases in 2002 decreased to $46.7 million in 2002 from $53.4 million in 2001, a decrease of 12.6%. A significant portion of this decline, $4.6 million, relates to revenues recognized in 2001 on two previously installed systems that were converted from operating leases to sales type leases during 2001. The balance of the decline was due to a difference in the mix of projection systems installed, including the installation of three refurbished projection systems in 2002. In 2002, 16 theater systems were installed, of which one was an operating lease, as compared to 15 theater systems installed, of which one was an operating lease in 2001. Settlements relating to terminated lease agreements with customers who were unable to proceed with theater construction, included in sales and lease revenue for 2002 total $5.1 million (2001 - $5.5 million). Ongoing rental revenue in 2002 increased 8.7% from 2001 primarily due to the increased number of theaters in the network in the current year. Maintenance revenue in 2002 increased 2.5% over the prior year principally due to the increased number of theater systems in the network.

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

      Restructuring recoveries in 2002 amounted to $0.5 compared to restructuring costs of $16.3 million in 2001. Asset impairment charges amounted to $0.4 million compared to $29.0 million in 2001 after the Company assessed the carrying value of certain assets.

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

RENTAL OBLIGATIONS

      The Company's total minimum annual rental payments to be made under operating leases for premises as of December 31, 2003 are as follows:

2004                                     $     5,201
2005                                           5,248
2006                                           5,226
2007                                           5,067
2008                                           4,839
Thereafter                                    34,783
                                         -----------
                                         $    60,364
                                         ===========

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

CONTRACTUAL OBLIGATIONS

      Payments to be made by the Company under contractual obligations are as follows:

                                                              PAYMENTS DUE BY PERIOD
                                    -------------------------------------------------------------------------
                                                    LESS THAN 1                                   MORE THAN 5
CONTRACTUAL OBLIGATIONS               TOTAL            YEAR         1-3 YEARS       3-5 YEARS        YEARS
--------------------------          ---------       -----------    ----------      ----------    ------------
Long-term debt obligations          $ 189,234       $ 29,234       $     --        $     --        $ 160,000
Lease obligations                      60,364          5,201         10,473           9,906           34,783

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

                                IMAX CORPORATION


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following audited consolidated financial statements are filed as part of this Report:

                                                                           PAGE

Report of Independent Auditors...........................................   42
Consolidated Balance Sheets as at December 31, 2003 and 2002.............   43
Consolidated Statements of Operations for the years ended
   December 31, 2003, 2002 and 2001......................................   44
Consolidated Statements of Cash Flows for the years ended
   December 31, 2003, 2002 and 2001......................................   45
Consolidated Statements of Shareholders' Equity (Deficit) for the
   years ended December 31, 2003, 2002 and 2001..........................   46
Notes to Consolidated Financial Statements...............................   47

                                IMAX CORPORATION


                         REPORT OF INDEPENDENT AUDITORS

      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of IMAX Corporation (the "Company") as at December 31, 2003 and 2002, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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
                                                                                 =============   =============

              (the accompanying notes are an integral part of these
                       consolidated financial statements)

                                IMAX CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
            (In thousands of U.S. dollars, except per share amounts)

                                                                                  YEARS ENDED DECEMBER 31,
                                                                      ------------------------------------------------
                                                                            2003             2002             2001
                                                                      ---------------  ---------------  --------------
REVENUE
IMAX systems (note 17(a))                                             $        75,848  $        70,959  $       76,582
Films                                                                          25,803           40,556          29,923
Theater operations                                                             13,109           12,284           6,540
Other                                                                           4,500            5,303           4,654
                                                                      ---------------  ---------------  --------------
                                                                              119,260          129,102         117,699
COSTS OF GOODS AND SERVICES                                                    67,283           75,634          94,969
                                                                      ---------------  ---------------  --------------
GROSS MARGIN                                                                   51,977           53,468          22,730

Selling, general and administrative expenses (note 17(b))                      33,312           34,906          45,850
Research and development                                                        3,794            2,362           3,385
Amortization of intangibles                                                       573            1,418           3,005
Income from equity-accounted investees (note 17(d) and (e))                    (2,496)            (283)            (73)
Receivable provisions (recoveries), net (note 18)                              (2,225)          (1,233)         18,102
Restructuring costs and asset impairments (recoveries) (note 19)                  969             (121)         45,269
                                                                      ---------------  ---------------  --------------
EARNINGS (LOSS) FROM OPERATIONS                                                18,050           16,419         (92,808)

Interest income                                                                   656              413             847
Interest expense                                                              (15,856)         (17,564)        (22,020)
Gain (loss) on retirement of notes (notes 3, 12 and 13)                        (4,910)          11,900          55,577
Recovery (impairment) of long-term investments (note 17(c))                     1,892               --          (5,584)
                                                                      ---------------  ---------------  ---------------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                   (168)          11,168         (63,988)
Recovery of (provision for) income taxes (note 9)                                 386               --         (27,848)
                                                                      ---------------  ---------------  --------------
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS                                    218           11,168         (91,836)
Net earnings (loss) from discontinued operations (note 25)                        195              804         (53,278)
                                                                      ---------------  ---------------  --------------
Net earnings (loss) before cumulative effect of changes in
   accounting principles                                                          413           11,972        (145,114)

Cumulative effect of changes in accounting principles (note 3 and 26)            (182)              --              --
                                                                      ---------------   --------------  --------------

NET EARNINGS (LOSS)                                                   $           231  $        11,972  $     (145,114)
                                                                      ===============  ===============  ==============

EARNINGS (LOSS) PER SHARE (note 16):
Earnings (loss) per share - basic and diluted:
  Net earnings (loss) from continuing operations                      $          0.01  $         0.34   $        (2.97)
  Net earnings (loss) from discontinued operations                    $            --  $         0.02   $        (1.72)
                                                                      ---------------   --------------  --------------
  Net earnings (loss) before cumulative effect of changes in
     accounting principles                                                       0.01             0.36           (4.69)
  Cumulative effect of changes in accounting principles                            --               --              --
                                                                      ---------------   --------------  --------------
  Net earnings (loss)                                                 $          0.01  $          0.36   $       (4.69)
                                                                      ===============   ==============  ==============

              (the accompanying notes are an integral part of these
                       consolidated financial statements)

                                IMAX CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
                         (In thousands of U.S. dollars)

                                                                                       YEARS ENDED DECEMBER 31,
                                                                          -------------------------------------------------
                                                                                2003             2002             2001
                                                                          ---------------    -------------    -------------
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net earnings (loss) from continuing operations                            $           218    $      11,168    $     (91,836)
Items not involving cash:
   Depreciation, amortization and write-downs (note 20)                             9,633           15,931           98,665
   Income from equity-accounted investees                                          (2,496)            (283)             (73)
   Deferred income taxes                                                               81             (799)          43,380
   Loss (gain) on retirement of notes                                               4,910          (11,900)         (55,577)
   Impairment of long-term investments                                                 --               --            5,584
   Stock and other non-cash compensation                                            4,926            3,685            5,182
   Non-cash foreign exchange (gain) loss                                           (1,281)            (605)             578
Premium on repayment of notes                                                      (3,088)              --               --
Payment under certain employment agreements                                        (1,550)              --               --
Investment in film assets                                                          (2,993)          (2,441)          (8,297)
Changes in restricted cash                                                         (1,626)           2,538           (5,873)
Changes in other non-cash operating assets and liabilities (note 20)              (14,924)           5,788           12,529
Net cash used in operating activities from discontinued operations                   (993)            (791)          (6,877)
                                                                          ---------------    -------------    -------------
Net cash provided by (used in) operating activities                                (9,183)          22,291           (2,615)
                                                                          ---------------    -------------    -------------

INVESTING ACTIVITIES
Purchase of fixed assets                                                           (1,560)          (1,517)          (1,076)
Decrease (increase) in other assets                                                (1,526)            (964)           1,140
Decrease (increase) in other intangible assets                                       (597)            (675)            (642)
Net sale of investments in marketable debt securities                                  --               --            7,529
Acquisition of minority interest in Sonics Associates, Inc.                            --               --           (1,041)
Settlement of debenture                                                             1,892               --               --
Net cash used in investing activities from discontinued operations                    (15)             (24)            (232)
                                                                          ---------------    -------------    -------------
Net cash provided by (used in) investing activities                                (1,806)          (3,180)           5,678
                                                                          ---------------    -------------    -------------

FINANCING ACTIVITIES

Repayment of Subordinated Notes due 2003                                           (9,143)              --               --
Repurchase of Subordinated Notes due 2003                                              --           (6,022)         (12,540)
Repayment of Old Senior Notes due 2005                                           (123,577)              --               --
Issuance of New Senior Notes due 2010                                             160,000               --               --
Financing costs related to New Senior Notes due 2010                               (5,615)              --               --
Common shares issued under stock option plan                                        1,722              152               31
Net cash provided by financing activities from discontinued operations                799               --               --
                                                                          ---------------    -------------    -------------
Net cash provided by (used in) financing activities                                24,186           (5,870)         (12,509)
                                                                          ---------------    -------------    -------------

Effects of exchange rate changes on cash from continuing operations                   284               45           (2,644)
Effects of exchange rate changes on cash from discontinued operations                  --               --            1,697
                                                                          ---------------    -------------    -------------
Effects of exchange rate changes on cash                                              284               45             (947)
                                                                          ---------------    -------------    -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM CONTINUING
   OPERATIONS                                                                      13,690           14,101           (4,981)
Increase (decrease) in cash and cash equivalents from
   discontinued operations                                                           (209)            (815)          (5,412)
                                                                          ---------------    -------------    -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS, DURING THE YEAR                  13,481           13,286          (10,393)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                       33,801           20,515           30,908
                                                                          ---------------    -------------    -------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                    $        47,282    $      33,801    $      20,515
                                                                          ===============    =============    =============

              (the accompanying notes are an integral part of these
                       consolidated financial statements)

                                IMAX CORPORATION

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
                         (In thousands of U.S. dollars)


                                    NUMBER OF
                                     COMMON                                        ACCUMULATED        TOTAL
                                     SHARES                          RETAINED         OTHER       SHAREHOLDERS'
                                   ISSUED AND    CAPITAL   OTHER     EARNINGS     COMPREHENSIVE      EQUITY        COMPREHENSIVE
                                   OUTSTANDING    STOCK    EQUITY    (DEFICIT)   INCOME (LOSS)(1)   (DEFICIT)      INCOME (LOSS)
                                   -----------  --------  --------  -----------  ---------------  ------------    --------------
BALANCE AT DECEMBER 31, 2000        30,051,514  $ 59,102  $ 1,034   $   (38,278)   $        405   $     22,263    $           --

Issuance of common stock             1,847,600     4,220       --            --              --          4,220                --
Net loss                                    --        --       --      (145,114)             --       (145,114)         (145,114)
Net adjustment on available-for-
  sale securities                           --        --       --            --             281            281               281
Foreign currency translation
  adjustments                               --        --       --            --            (98)            (98)              (98)
                                   -----------  --------  -------   -----------    -----------    ------------    --------------
                                                                                                                  $     (144,931)
                                                                                                                  ==============
BALANCE AT DECEMBER 31, 2001        31,899,114    63,322    1,034      (183,392)            588       (118,448)   $           --

Issuance of common stock             1,074,252     2,241       --            --              --          2,241                --
Net earnings                                --        --       --        11,972              --         11,972            11,972
Adjustment in paid-in capital for
  non-employee stock
  options granted                           --        --      508            --              --            508                --
Foreign currency translation

  adjustments                               --        --       --            --              57             57                57
                                   -----------  --------  -------   -----------    ------------   ------------    --------------
                                                                                                                  $       12,029
                                                                                                                  ==============

BALANCE AT DECEMBER 31, 2002        32,973,366    65,563    1,542      (171,420)             645     (103,670)    $           --

Issuance of common stock             6,328,392    50,046       --            --              --         50,046                --
Net income                                  --        --       --           231              --            231               231
Adjustment in paid-in-capital for
   non-employee stock options
   and warrants granted
   (note 16(c))                             --        --    1,617            --              --          1,617                --
                                   -----------  --------  -------   -----------    ------------   ------------    --------------
                                                                                                                  $          231
                                                                                                                  ==============

BALANCE AT DECEMBER 31, 2003        39,301,758  $115,609  $ 3,159   $  (171,189)   $        645   $    (51,776)
                                   ===========  ========  =======   ===========    ============   ============

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

(p)   STOCK-BASED COMPENSATION

      The Company currently follows the intrinsic value method of accounting for employee stock options as prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees", ("APB25"). If the fair value methodology prescribed by FAS 123 had been adopted by the Company, pro forma results for the year ended December 31, would have been as follows:

                                                                2003          2002         2001
                                                            -----------  ------------ -------------
Net earnings (loss) as reported                             $       231  $    11,972  $   (145,114)
                                                            -----------  -----------  -------------
Stock-based compensation expense, if the methodology
   prescribed by FAS 123 had been adopted                        (9,260)     (10,765)      (10,290)
                                                            ------------ ------------ -------------
Adjusted net earnings (loss)                                $    (9,029) $     1,207  $   (155,404)
                                                            ------------ -----------  -------------

Earnings (loss) per share - basic and diluted:
 Net earnings (loss) as reported                            $     0.01   $      0.36  $     (4.69)
                                                            ----------   -----------  ------------
 FAS 123 stock-based compensation expense                   $    (0.25)  $     (0.32) $     (0.34)
                                                            -----------  ------------ ------------
 Adjusted net earnings (loss)                               $    (0.24)  $      0.04  $     (5.03)
                                                            -----------  -----------  ------------

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

      In accordance with FAS 142, the effect of this change in accounting principle is reflected prospectively. Supplemental comparative disclosure as if the change had been applied retroactively, is as follows:

                                                    YEARS ENDED DECEMBER 31,
                                                -------------------------------
                                                   2003       2002       2001
                                                --------   --------   ---------
Reported net earnings (loss)                    $    231   $ 11,972   $(145,114)
    Add back: Goodwill amortization                   --         --       2,310
                                                --------   --------   ---------
Adjusted net earnings (loss)                    $    231   $ 11,972   $(142,804)
                                                ========   ========   =========

Basic and diluted earnings (loss) per share:
    Reported net earnings (loss) per share      $   0.01   $   0.36   $  (4.69)
    Goodwill amortization                       $     --   $     --   $   0.07
                                                --------   --------   --------
Adjusted net earnings (loss) per share          $   0.01   $   0.36   $  (4.62)
                                                ========   ========   =========

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

4.    FINANCING RECEIVABLES

(a)   NET INVESTMENT IN LEASES

      The Company generally provides its theater systems to customers on a long-term lease basis, typically with initial lease terms of 10 to 20 years. Financing receivables consisting of net investment in leases and long term receivables are comprised of the following:

                                                            2003           2002
                                                       ------------    ------------
Gross minimum lease amounts receivable                 $     97,408    $     97,167
Residual value of equipment                                     824             824
Unearned finance income                                     (38,847)        (39,001)
                                                       ------------    ------------
Present value of minimum lease amounts receivable            59,385          58,990
Accumulated allowance for uncollectible amounts              (5,840)         (8,938)
                                                       ------------    ------------
Net investment in leases                               $     53,545    $     50,052

Long-term receivables                                         3,197           1,866
                                                       ------------    ------------

Total financing receivables                            $     56,742    $     51,918
                                                       ============    ============

(b)   RENTAL AMOUNTS

      IMAX systems revenue includes the following annual rental amounts, for the years ended December 31:

                                                              2003      2002      2001
                                                            -------   -------   -------
Ongoing minimum rental amounts on operating leases          $   849   $   849   $   562
Additional rentals in excess of minimum amounts on
  sales-type leases                                             444       681       660
Additional rentals in excess of minimum amounts on
  operating leases                                            3,482     3,525     2,595
Finance income on sales-type leases                           4,432     4,691     5,152
                                                            -------   -------   -------
                                                            $ 9,207   $ 9,746   $ 8,969
                                                            =======   =======   =======

      Estimated gross minimum rental amounts receivable from operating and sales-type leases at December 31, 2003, for each of the next five years are as follows:

2004                                           $   9,678
2005                                               8,938
2006                                               8,941
2007                                               7,750
2008                                               7,900
Thereafter                                        60,139
                                               ---------
                                               $ 103,346
                                               =========

5.    INVENTORIES

                                                       AT DECEMBER 31,
                                                ----------------------------
                                                    2003            2002
                                                ------------    ------------
Raw materials                                   $      5,868    $      5,042
Work-in-process                                        4,327           2,249
Finished goods                                        18,023          26,801
                                                ------------    ------------
                                                $     28,218    $     34,092
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
                ================    ================    ================

(c) The recovery of (provision for) income taxes from continuing operations differs from the amount that would have resulted by applying the combined Canadian federal and provincial statutory income tax rates to earnings (losses), for the years ended December 31, is due to the following:

                                                                       2003            2002           2001
                                                                   ------------    ------------   ------------
Income tax recovery (provision) at combined statutory rates        $         61    $     (4,314)  $     26,632
Increase (decrease) resulting from:
    Permanent differences                                                (5,241)          3,070         (3,434)
    Manufacturing and processing credits deduction                         (300)           (141)        (1,704)
    Decrease (increase) in valuation allowance                           (2,869)          1,259        (40,272)
    Large corporations tax                                                 (476)           (403)          (402)
    Income tax at different rates in foreign and other
      provincial jurisdictions                                             (285)            (52)        (1,114)
    Investment tax credits                                                  661              11           (594)
    Tax recoveries through loss carrybacks                                1,062              --             --
    Effect of legislated tax rate (reductions) increases                  4,833              --         (6,651)
    Audit and other tax return adjustments                                2,760             424             --
    Other                                                                   180             146           (309)
                                                                   ------------    ------------   ------------
Recovery of (provision for) income taxes, as reported              $        386    $         --   $    (27,848)
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

10.   OTHER INTANGIBLE ASSETS

                                                       AT DECEMBER 31, 2003
                                   -------------------------------------------------------------
                                                           ACCUMULATED
                                         COST              AMORTIZATION         NET BOOK VALUE
                                   -----------------     -----------------     -----------------
Patents and trademarks             $           4,604      $          1,819     $           2,785
Intellectual property rights                   1,193                   590                   603
Other intangible assets                        1,264                 1,264                    --
                                   -----------------     -----------------     -----------------
                                   $           7,061      $          3,673     $           3,388
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

16.   CAPITAL STOCK (cont'd)

(c)   STOCK BASED COMPENSATION (cont'd)

      The following table summarizes certain information in respect of options outstanding under the Stock Option Plan at December 31, 2003:



                                      NUMBER OF SHARES                       WEIGHTED
 RANGE OF EXERCISE       --------------------------------------------   AVERAGE EXERCISE     AVERAGE REMAINING
  PRICES PER SHARE           OUTSTANDING            VESTED              PRICE PER SHARE             TERM
---------------------    -----------------     -----------------        ---------------      -----------------
$ 0.00 - $ 2.99                    261,384               154,214         $   2.65              4.3 Years
$ 3.00 - $ 4.99                  2,411,887             1,768,758             4.23              5.4 Years
$ 5.00 - $ 9.99                    988,697               350,002             7.26              4.9 Years
$10.00 - $14.99                     11,000                11,000            13.48              2.1 Years
$15.00 - $19.99                    239,200               239,200            11.06              2.7 Years
$20.00 - $24.99                  1,410,338             1,315,338            22.23              4.9 Years
$25.00 - $28.04                    355,300               269,700            27.12              5.9 Years
                         -----------------     -----------------
 Total                           5,677,806             4,108,212            10.89              5.0 Years
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

      Summarized Condensed financial information for Tempe is included below:

                                          2003         2002          2001
                                       ----------  -----------   -----------
Current assets                         $      N/A  $       489   $        66
Non current assets                            N/A        2,595         2,878
Current liabilities                           N/A        2,449         1,582
Non current liabilities                       N/A            8             7

Revenue                                     2,040        2,557         1,517
Loss from continued operations               (662)        (729)       (1,658)
Net Loss                               $     (662) $      (729)  $    (1,658)


(e) On December 31, 2003, the Company obtained a release from the remaining debt guarantee in the amount of $2.3 million. In 2000, the Company had recorded a $4.0 million debt guarantee which was reduced over time due to reductions in the underlying debt.

18.   RECEIVABLE PROVISIONS (RECOVERIES), NET

                                                                     YEARS ENDED DECEMBER 31,
                                                           -------------------------- -----------------
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

20.   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            YEARS ENDED DECEMBER 31,
                                                                   -------------------------------------------
                                                                        2003           2002           2001
                                                                   ------------   ------------    ------------
(a) Changes in other non-cash operating assets and liabilities are comprised of the following:

    Decrease (increase) in:
      Accounts receivable                                          $        460   $      4,202    $      1,099
      Financing receivables                                              (1,044)          (580)          5,687
      Inventories                                                         7,847          8,092           6,845
      Prepaid expenses                                                      522           (693)            (67)
    Increase (decrease) in:
      Accounts payable                                                   (1,230)          (478)         (9,910)
      Accrued liabilities                                                   799         (7,765)         18,151
      Deferred revenue                                                  (22,278)         3,010          (9,276)
                                                                   ------------   ------------    ------------
                                                                   $    (14,924)  $      5,788    $     12,529
                                                                   ============   ============    ============

(b) Cash payments made during the year on account of:

    Income taxes                                                   $      2,294   $      1,256    $      1,107
                                                                   ============   ============    ============
    Interest                                                       $     15,123   $     16,868    $     21,910
                                                                   ============   ============    ============
    Non-cash transactions for financing and investing:
      Issuance of common stock to repurchase Old Senior Notes
        due 2005                                                   $     48,324   $         --    $         --
                                                                   ============   ============    ============

(c) Depreciation, amortization and write-downs (recoveries) comprise of the following:

    Depreciation and amortization:
      Film assets                                                  $      2,940   $      1,973    $     10,544
      Fixed assets                                                        6,592          6,158           8,482
      Other assets                                                        1,545          2,202           3,075
      Goodwill                                                               --             --           2,310
      Other intangible assets                                               573          1,419             695
      Deferred financing costs                                              705            792           1,149
                                                                   ------------   ------------    ------------
                                                                         12,355         12,544          26,255
    Write-downs (recoveries):
      Accounts receivable                                                   714         (1,942)          4,469
      Financing receivables                                              (2,939)           709          13,633
      Inventories                                                            --          1,229           4,053
      Film assets                                                            --             --          16,514
      Fixed assets                                                        1,322          3,175          25,694
      Other assets                                                       (1,819)           216           8,047
                                                                   ------------   ------------    ------------
                                                                         (2,722)         3,387          72,410
                                                                   ------------   ------------    ------------
                                                                   $      9,633   $     15,931    $     98,665
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

21.   SEGMENTED AND OTHER INFORMATION (cont'd)

(a)   OPERATING SEGMENTS

                                                                            YEARS ENDED DECEMBER 31,
                                                                   -------------------------------------------
                                                                        2003            2002          2001
                                                                   ------------    ------------   ------------
REVENUE
IMAX systems                                                       $     75,848    $     70,959   $     76,582
Films                                                                    25,803          40,556         29,923
Theater operations                                                       13,109          12,284          6,540
Other                                                                     4,500           5,303          4,654
                                                                   ------------    ------------   ------------
Total                                                              $    119,260    $    129,102   $    117,699
                                                                   ============    ============   ============

RESTRUCTURING COSTS AND ASSET IMPAIRMENTS (RECOVERIES)
IMAX systems                                                       $         --    $         --   $      7,516
Films                                                                        --              --             --
Theater operations                                                          969             376         10,062
Other                                                                        --            (497)        27,691
                                                                   ------------    -------------  ------------
Total                                                              $        969    $       (121)  $     45,269
                                                                   ============    =============  ============

EARNINGS (LOSS) FROM OPERATIONS
IMAX systems                                                       $     38,402    $     33,975   $      3,648
Films                                                                      (519)          4,947        (33,022)
Theater operations                                                       (1,505)           (763)        (4,077)
Other                                                                     3,352           1,196        (15,345)
Corporate overhead                                                      (21,680)        (22,935)       (44,012)
                                                                   ------------    ------------   ------------
Total                                                              $     18,050    $     16,419   $    (92,808)
                                                                   ============    ============   ============

DEPRECIATION, AMORTIZATION AND WRITE-DOWNS
Depreciation and amortization:
  IMAX systems                                                     $      4,722    $      5,030   $     12,548
  Films                                                                   4,268           3,556          8,725
  Theater operations                                                        178             172            819
  Other and corporate                                                     3,187           3,786          4,163
                                                                   ------------    ------------   ------------
                                                                         12,355          12,544         26,255
                                                                   ------------    ------------   ------------
Write-downs (recoveries):
  IMAX systems                                                           (2,939)          4,505         24,421
  Films                                                                      --              --         30,901
  Theater operations                                                      1,104             607          8,867
  Other and corporate                                                      (887)         (1,725)         8,221
                                                                   ------------    ------------   ------------
                                                                         (2,722)          3,387         72,410
                                                                   ------------    ------------   ------------
Total                                                              $      9,633    $     15,931   $     98,665
                                                                   ============    ============   ============
PURCHASE OF LONG-LIVED ASSETS
IMAX systems                                                       $      1,215    $      1,308   $        851
Films                                                                       400             152              3
Theater operations                                                          242             526            121
Other and corporate                                                         411           1,183          1,403
                                                                   ------------    ------------   ------------
Total                                                              $      2,268    $      3,169   $      2,378
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

                                                   2003             2002              2001
                                             ---------------  ---------------   ---------------
Discount rate                                       6.0%             6.0%             7.0%
Rate of increase in qualifying
   compensation levels                              nil%             nil%             1.5%


      The amounts accrued for the plan are determined as follows:

                                                  2003             2002              2001
                                             ---------------  ---------------   ---------------
Projected benefit obligation:
  Obligation, beginning of year              $        17,150  $        13,819   $        11,595
  Service cost                                         1,956            1,777             1,701
  Interest cost                                        1,088            1,029               871
  Actuarial loss (gain)                                 (108)             525              (348)
                                             --------------   ---------------   ---------------
  Obligation, end of year                    $        20,086  $        17,150   $        13,819
                                             ===============  ===============   ===============
Unfunded status:
  Obligation, end of year                    $        20,086  $        17,150   $        13,819
  Unrecognized prior service cost                     (6,429)          (7,826)           (9,224)
  Unrecognized actuarial gain                            899              791             1,316
                                             ---------------  ---------------   ---------------
  Accrued pension liability                  $        14,556  $        10,115   $         5,911
                                             ===============  ===============   ===============

      In addition, included in accrued liabilities, is a minimum pension liability of $5.5 million (2002 - $7.0 million, 2001 - $7.9 million), representing unrecognized prior service costs.

                                                              PENSION BENEFITS
                                              ---------------------------------------------
                                                   2003           2002            2001
                                              -------------  --------------  --------------
Accrued benefits cost                         $     (20,086) $      (17,150)  $     (13,819)
Other assets                                          5,530           7,035           7,908
                                              -------------  --------------   -------------
Net amount recognized                         $     (14,556) $      (10,115)  $      (5,911)
                                              =============  ==============   =============

      The following table provides disclosure of pension expense for the defined benefit plan for the year ended December 31:

                                                    2003             2002              2001
                                              ---------------  ---------------   ---------------
Service cost                                  $         1,956  $         1,777   $         1,701
Interest cost                                           1,088            1,029               871
Amortization of prior service cost                      1,398            1,398             1,398
                                              ---------------  ---------------   ---------------
Pension expense                               $         4,442  $         4,204   $         3,970
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

                                                                2003
                                                           -------------
Beginning balance, January 1                               $         182
Accretion expense                                                     22
Liabilities incurred in period                                        --
Liabilities settled in period                                         --
Revisions in estimates                                                --
                                                           -------------
Ending balance, December 31                                $         204
                                                           =============


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

27.   SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

      Supplemental Consolidating Statements of Cash Flows for the year ended December 31, 2003:

                                                                                                  ADJUSTMENTS
                                                      IMAX         GUARANTOR     NON-GUARANTOR        AND         CONSOLIDATED
                                                  CORPORATION    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS        TOTAL
                                                  -------------  -------------   -------------   -------------   -------------
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net earnings (loss) from continuing operations    $      (1,952) $        (637)  $        907    $      1,900    $       218
Items not involving cash:
    Depreciation, amortization and write-downs            7,926          1,795            (88)             --          9,633
    Income from equity-accounted investees               (2,216)           307             --            (587)        (2,496)
    Deferred income taxes                                    81             --             --              --             81
    Loss (gain) on retirement of notes                    4,910             --             --              --          4,910
    Stock and other non-cash compensation                 4,926             --             --              --          4,926
    Non-cash foreign exchange loss (gain)                (1,281)            --             --              --         (1,281)
Premium on repayment of notes                            (3,088)            --             --              --         (3,088)
Payment under certain employment agreements              (1,550)            --             --              --         (1,550)
Investment in film assets                                (1,786)        (1,207)            --              --         (2,993)
Changes in restricted cash                               (1,626)            --             --              --         (1,626)
Changes in other non-cash operating assets and
    liabilities                                         (13,689)         1,000           (922)         (1,313)       (14,924)
Net cash used in operating activities from
    discontinued operations                                (462)          (531)            --              --           (993)
                                                  -------------  -------------   ------------    ------------    -----------
Net cash provided by (used in) operating
    activities                                           (9,807)           727           (103)             --         (9,183)
                                                  -------------  -------------   ------------    ------------    -----------
INVESTING ACTIVITIES
Purchase of fixed assets                                   (852)          (708)            --              --         (1,560)
Decrease (increase) in other assets                      (1,526)            --             --              --         (1,526)
(Increase) decrease in other intangible assets             (597)            --             --              --           (597)
Settlement of debenture                                   1,892             --             --              --          1,892
Investment in subsidiaries                                  (10)            --             --              10             --
Net cash in investing activities from
    discontinued operations                                  --            (15)            --              --            (15)
                                                  -------------  -------------   ------------    ------------    -----------
Net cash provided by (used in) investing
    activities                                           (1,093)          (723)            --              10         (1,806)
                                                  -------------  -------------   ------------    ------------    -----------
FINANCING ACTIVITIES
Repayment of Subordinated Notes due 2003                 (9,143)            --             --              --         (9,143)
Repayment of Old Senior Notes due 2005                 (123,577)            --             --              --       (123,577)
Issuance of New Senior Notes due 2010                   160,000             --             --              --        160,000
Financing costs related to New Senior Notes due
    2010                                                 (5,615)            --             --              --         (5,615)
Common shares issued under stock option plan              1,722             --             --              --          1,722
Other equity/additional paid in
    capital/contributed surplus issued                       --             10             --             (10)            --
Net cash provide by financing activities from
    discontinued operations                                 799             --             --              --            799
                                                  -------------  -------------   ------------    ------------    -----------
Net cash used in (provided by) financing
    activities                                           24,186             10             --             (10)        24,186
                                                  -------------  -------------   ------------    ------------    -----------
Effects of exchange rate changes on cash                    269            (13)            28              --            284
                                                  -------------  -------------   ------------    ------------    -----------

INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS FROM CONTINUING OPERATIONS               13,218            547            (75)             --         13,690
Increase (decrease) in cash and cash
    equivalents from discontinued operations                337           (546)            --              --           (209)
                                                  -------------  -------------   ------------    ------------    -----------
INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS, DURING THE YEAR                         13,555              1            (75)             --         13,481

Cash and cash equivalents, beginning of year             27,756          5,695            350              --         33,801
                                                  -------------  -------------   ------------    ------------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD          $      41,311  $       5,696   $        275    $         --    $    47,282
                                                  =============  =============   ============    ============    ===========

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

27.   SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

      Supplemental Consolidating Statements of Cash Flows for the year ended December 31, 2002:

                                                                                                ADJUSTMENTS
                                                     IMAX         GUARANTOR    NON-GUARANTOR        AND        CONSOLIDATED
                                                 CORPORATION    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS       TOTAL
                                                 -------------  -------------  -------------   -------------  -------------

CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net earnings (loss) from continuing operations   $       9,929  $       3,092  $         345   $      (2,198) $      11,168
Items not involving cash:
    Depreciation, amortization and write-downs          16,016            354           (439)             --         15,931
    Loss (income) from equity-accounted
      investees                                         (2,781)           314             --           2,184           (283)
    Deferred income taxes                                 (799)            --             --              --           (799)
    Gain on retirement of notes                        (11,900)            --             --              --        (11,900)
    Stock and other non-cash compensation                3,685             --             --              --          3,685
    Non-cash foreign exchange (gain) loss                 (605)            --             --              --           (605)
Investment in film assets                               (8,423)         5,982             --              --         (2,441)
Changes in restricted cash                               2,538             --             --              --          2,538
Changes in other non-cash operating assets and
    liabilities                                         16,189        (10,489)           242            (154)         5,788
Net cash provided by (used in) operating
    activities from discontinued operations               (950)           159             --              --           (791)
                                                 -------------  -------------  -------------   -------------  -------------
Net cash provided by (used in) operating
    activities                                          22,899           (588)           148            (168)        22,291
                                                 -------------  -------------  -------------   -------------- -------------
INVESTING ACTIVITIES
Disposal (purchase) of fixed assets                       (786)          (881)            (2)            152         (1,517)
Decrease (increase) in other assets                     (1,970)         1,006             --              --           (964)
Decrease (increase) in other intangible assets            (675)            --             --              --           (675)
Net cash used in investing activities from
    discontinued operations                                 --            (24)            --              --            (24)
                                                 -------------  -------------  -------------   -------------  -------------
Net cash used in investing activities                   (3,431)           101             (2)            152         (3,180)
                                                 -------------  -------------  -------------   -------------  -------------

FINANCING ACTIVITIES

Repurchase of Subordinated Notes due 2003               (6,022)            --             --              --         (6,022)
Common shares issued                                       152             --                                           152
                                                 -------------  -------------  -------------   -------------  -------------
Net cash used in financing activities                   (5,870)            --             --              --         (5,870)
                                                 -------------  -------------  -------------   -------------  -------------

Effects of exchange rate changes on cash                    (8)            38             (1)             16             45
                                                 -------------  -------------  -------------   -------------  -------------

INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS FROM CONTINUING OPERATIONS              14,540           (584)           145              --         14,101
Increase (decrease) in cash and cash
    equivalents from discontinued operations              (950)           135             --              --           (815)
                                                 -------------  -------------  -------------   -------------  -------------
INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS, DURING THE YEAR                        13,590           (449)           145              --         13,286

Cash and cash equivalents, beginning of period          14,166          6,144            205              --         20,515
                                                 -------------  -------------  -------------   -------------  -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $      27,756  $       5,695  $         350   $          --  $      33,801
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

10.1          Stock Option Plan of IMAX Corporation, dated June 7, 2000.
              Incorporated by reference to Exhibit 10.1 to IMAX Corporation's From 10-K/A (Amendment No. 1) for the year ended December 31, 2003 (File No. 000-24216).

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

*31.1 Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002, dated September 13, 2004, by Bradley J. Wechsler.

*31.2 Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002, dated September 13, 2004, by Richard L. Gelfond.

*31.3 Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002, dated September 13, 2004, by Francis T. Joyce.

*32.1 Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, dated September 13, 2004, by Bradley J. Wechsler.

*32.2 Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, dated September 13, 2004, by Richard L. Gelfond.

*32.3 Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, dated September 13, 2004, by Francis T. Joyce.

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

Date: September 13, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 27, 2004.

        /s/ BRADLEY J. WECHSLER                    /s/ RICHARD L. GELFOND                    /s/ FRANCIS T. JOYCE
--------------------------------------     ---------------------------------------     ----------------------------------
          Bradley J. Wechsler                        Richard L. Gelfond                        Francis T. Joyce
             Director and                               Director and                        Chief Financial Officer
      Co-Chief Executive Officer                 Co-Chief Executive Officer              (Principal Financial Officer)
     (Principal Executive Officer)             (Principal Executive Officer)





         /s/ KATHRYN A. GAMBLE                         NEIL S. BRAUN*                         KENNETH G. COPLAND*
--------------------------------------     ---------------------------------------     ----------------------------------
           Kathryn A. Gamble                           Neil S. Braun                          Kenneth G. Copland
Vice President, Finance and Controller                    Director                                 Director
    (Principal Accounting Officer)





            MICHAEL FUCHS*                            GARTH M. GIRVAN*                         DAVID W. LEEBRON*
--------------------------------------     ---------------------------------------     ----------------------------------
             Michael Fuchs                            Garth M. Girvan                          David W. Leebron
               Director                                      Director                                 Director





             MARC A. UTAY*
----------------------------------------
             Marc A. Utay
               Director


                                       By   *     /s/ FRANCIS T. JOYCE
                                          --------------------------------------
                                          Francis T. Joyce (as attorney-in-fact)