Form 10-Q/A
period 2004-03-31
IMAX CORP
filed 2004-09-13
CIK 921582

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (AMENDMENT NO. 2)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004
                                                 --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-24216


                                IMAX CORPORATION
             (Exact name of registrant as specified in its charter)


                 Canada                                         98-0140269
-----------------------------------------                       ----------
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                       Identification Number)


 2525 Speakman Drive, Mississauga, Ontario, Canada                    L5K 1B1
---------------------------------------------------                -------------
     (Address of principal executive offices)                      (Postal Code)


        Registrant's telephone number, including area code (905) 403-6500
                                                           --------------


                                       N/A
                                       ---
          (Former name or former address, if changed since last report)

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

                                 Yes [X] No [ ]

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                           Outstanding as of April 30, 2004
--------------------------                      --------------------------------
Common stock, no par value                                 39,304,991


================================================================================

                                IMAX CORPORATION

                                TABLE OF CONTENTS

                                                                            PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements..................................................3

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations........................28

Item 3.  Quantitative and Qualitative Factors about Market Risk...............37

Item 4.  Controls and Procedures..............................................37

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................38

Item 2.  Change in Securities.................................................39

Item 6.  Listings of Exhibits and Reports on Form 8-K.........................39

Signatures....................................................................40

     IMAX Corporation (the "Company") is filing this amendment no.2 on Form 10-Q/A (the "Form 10-Q/A") to amend and update Item 2 of Part I of its Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2004, which was originally filed with Securities and Exchange Commission (the "SEC") on July 27, 2004 (the "Form 10-Q"). No other information included in the original Form 10-Q is amended hereby.

     The information included in this Form 10-Q/A has not been updated for any events that have occurred subsequent to the originally filed Form 10-Q on July 27, 2004. For a discussion of events and developments subsequent to March 31, 2004, see the Company's reports filed with the SEC since July 27, 2004.

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

                                IMAX CORPORATION


                                                                            PAGE
PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The following Condensed Consolidated Financial Statements are filed as part of this Report:

         Condensed Consolidated Balance Sheets as at March 31, 2004 and December
         31, 2003..............................................................4

         Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2004 and 2003.................................5

         Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2004 and 2003.................................6

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

         The Company currently follows the intrinsic value method of accounting for employee stock options as prescribed by APB 25. If the fair value methodology prescribed by FAS 123 had been adopted by the Company, pro forma results for the three months ended March 31, would have been as follows:

                                                                                      2004              2003
                                                                                ----------------  -----------------
          Net earnings (loss) as reported                                       $          (896)  $          2,423
          Stock based compensation expense, if the methodology
             prescribed by FAS 123 had been adopted                                      (1,594)            (2,223)
                                                                                ----------------  -----------------
          Adjusted net earnings                                                 $        (2,490)  $            200
                                                                                ================  ================

          Earnings per share - basic and diluted:
           Net earnings (loss) as reported                                      $         (0.02)  $          0.07
           FAS 123 stock based compensation expense                                       (0.04)  $         (0.06)
                                                                                ----------------  ----------------
           Adjusted net earnings (loss)                                         $         (0.06)  $          0.01
                                                                                ================  ===============

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

3.       FINANCING RECEIVABLES

         The Company generally provides its theater systems to customers on a long-term lease basis, typically with initial lease terms of 10 to 20 years. Financing receivables consisting of net investment in leases and long term receivables are comprised of the following:

                                                                              MARCH 31,       DECEMBER 31,
                                                                                2004              2003
                                                                           ---------------  ----------------
         NET INVESTMENT IN LEASES
         Gross minimum lease amounts receivable                            $        97,248  $         97,408
         Residual value of equipment                                                   824               824
         Unearned finance income                                                   (39,290)          (38,847)
                                                                           ---------------  ----------------
         Present value of minimum lease amounts receivable                          58,782            59,385
         Accumulated allowance for uncollectible amounts                            (5,115)           (5,840)
                                                                           ---------------  ----------------
         Net investment in leases                                                   53,667            53,545
                                                                           ---------------  ----------------

         Long-term receivables                                                       3,141             3,197
                                                                           ---------------  ----------------

         Total financing receivables                                       $        56,808  $         56,742
                                                                           ===============  ================

4.       INVENTORIES

                                                                                MARCH 31,      DECEMBER 31,
                                                                                  2004             2003
                                                                            ---------------  ----------------
         Raw materials                                                      $         5,765  $          5,868
         Work-in-process                                                              4,671             4,327
         Finished goods                                                              17,163            18,023
                                                                            ---------------  ----------------
                                                                            $        27,599  $         28,218
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

10.      RECEIVABLE PROVISIONS (RECOVERIES), NET

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                ----------------------------
                                                                                      2004            2003
                                                                                ------------    ------------
         Accounts receivable provisions (recoveries), net                       $       (173)   $        614
         Financing receivables provisions (recoveries), net(1)                  $       (725)   $         --
                                                                                ------------    ------------
         Receivable provisions (recoveries), net                                $       (898)   $        614
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

13.      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTAL
         INFORMATION

                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                         -----------   -----------
                                                                                             2004          2003
                                                                                         -----------   -----------
         Interest paid                                                                   $        235  $         20
         Income taxes paid                                                               $        576  $        534

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

                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                     ------------   ------------
                                                                                          2004           2003
                                                                                     ------------   ------------
         REVENUE
         IMAX systems                                                                $     16,021   $     22,315
         Films                                                                              4,489          6,835
         Theater operations                                                                 3,742          3,166
         Other                                                                                629          1,333
                                                                                     ------------   ------------
         TOTAL                                                                       $     24,881   $     33,649
                                                                                     ============   ============

         EARNINGS (LOSS) FROM OPERATIONS
         IMAX systems                                                                $      9,722   $     10,645
         Films                                                                            (1,103)            630
         Theater operations                                                                   404          (417)
         Other                                                                              (241)          1,064
         Corporate overhead                                                                (5,152)        (5,244)
                                                                                     ------------   ------------
         TOTAL                                                                       $      3,630   $      6,678
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

                                                                                        THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                     -----------------------------
                                                                                        2004             2003
                                                                                     -------------   -------------
         Service cost                                                                $        516    $         489
         Interest cost                                                                        317              272
         Amortization of prior service cost                                                   349              349
                                                                                     -------------   -------------
         Pension expense                                                             $      1,182    $       1,110
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

18.      SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Balance Sheets as at March 31, 2004:

                                                  IMAX         GUARANTOR     NON-GUARANTOR    ADJUSTMENTS     CONSOLIDATED
                                               CORPORATION    SUBSIDIARIES    SUBSIDIARIES        AND            TOTAL
                                                                                              ELIMINATIONS
ASSETS
Cash and cash equivalents                     $      12,910  $      10,080   $         197   $          --   $      23,187
Restricted cash                                       1,229             --              --              --           1,229
Accounts receivable                                  12,335          3,412             403              --          16,150
Financing receivables                                55,407          1,401              --              --          56,808
Inventories                                          27,269            259              71              --          27,599
Prepaid expenses                                      2,964            148             283              --           3,395
Intercompany receivables                             20,267         22,408          17,554         (60,229)             --
Film assets                                              18          1,209              --              --           1,227
Fixed assets                                         32,737          1,782               3              --          34,522
Other assets                                         13,575             --              --              --          13,575
Deferred income taxes                                 3,872             51              --              --           3,923
Goodwill                                             39,027             --              --              --          39,027
Other intangible assets                               3,278             --              --              --           3,278
Investments in subsidiaries                          30,390             --              --         (30,390)             --
                                              -------------  -------------   -------------   -------------   -------------
    Total assets                              $     255,278  $      40,750   $      18,511   $     (90,619)  $     223,920
                                              =============  =============   =============   =============   =============

LIABILITIES
Accounts payable                                      2,126          2,908               3              --           5,037
Accrued liabilities                                  49,416          1,752             220              --          51,388
Intercompany payables                                42,268         35,045          13,269         (90,582)             --
Deferred revenue                                     54,997          4,988             120              --          60,105
Senior notes due 2010                               160,000             --              --              --         160,000
                                              -------------  -------------   -------------   -------------   -------------
    Total liabilities                               308,807         44,693          13,612         (90,582)        276,530
                                              -------------  -------------   -------------   -------------   -------------

SHAREHOLDER'S DEFICIT
Common stock                                        115,620             --             117            (117)        115,620
Other equity/Additional paid in
    capital/Contributed surplus                       2,176         46,960              --         (45,926)          3,210
Deficit                                            (172,584)       (50,289)          4,782          46,006        (172,085)
Accumulated other comprehensive income
    (loss)                                            1,259           (614)             --              --             645
                                              -------------  -------------   -------------   -------------   -------------
    Total shareholders' equity (deficit)      $     (53,529) $      (3,943)  $       4,899   $          37   $     (52,610)
                                              -------------  -------------   -------------   -------------   -------------
    Total liabilities & shareholders'
equity                                        $     255,278  $      40,750   $      18,511   $     (90,619)  $     223,920
                                              =============  =============   =============   =============   =============
    (deficit)

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

18.      SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Balance Sheets as at December 31, 2003:

                                                  IMAX         GUARANTOR     NON-GUARANTOR    ADJUSTMENTS     CONSOLIDATED
                                               CORPORATION    SUBSIDIARIES    SUBSIDIARIES        AND            TOTAL
                                                                                              ELIMINATIONS
ASSETS
Cash and cash equivalents                     $      41,311  $       5,696   $         275   $          --   $      47,282
Restricted cash                                       4,961             --              --              --           4,961
Accounts receivable                                   9,924          3,468             495              --          13,887
Financing receivables                                55,294          1,407              41              --          56,742
Inventories                                          29,775            620              69          (2,246)         28,218
Prepaid expenses                                      1,098            523             281              --           1,902
Inter-company receivables                            21,203         21,745          15,184         (58,132)             --
Film assets                                             361          1,207              --              --           1,568
Fixed assets                                         33,897          1,918               3              --          35,818
Other assets                                         13,827             --              --              --          13,827
Deferred income taxes                                 3,705             51              --              --           3,756
Goodwill                                             39,027             --              --              --          39,027
Other intangible assets                               3,388             --              --              --           3,388
Investments in subsidiaries                          26,196             --              --         (26,196)             --
                                              -------------  -------------   -------------   -------------   -------------
    Total assets                              $     283,967  $      36,635   $      16,348   $     (86,574)  $     250,376
                                              =============  =============   =============   =============   =============

LIABILITIES
Accounts payable                                      3,605          2,175              --              --   $       5,780
Accrued liabilities                                  41,618          1,803             373              --          43,794
Inter-company payables                               43,885         31,640          11,065         (86,590)             --
Deferred revenue                                     58,319          4,889             136              --          63,344
New Senior Notes due 2010                           160,000             --              --              --         160,000
Old Senior Notes due 2005                            29,234             --              --              --          29,234
                                              -------------  -------------   -------------   -------------   -------------
    Total liabilities                               336,661         40,507          11,574         (86,590)        302,152
                                              -------------  -------------   -------------   -------------   -------------

SHAREHOLDER'S DEFICIT
Common stock                                        115,609             --             117            (117)        115,609
Other equity/Additional paid in
    capital/Contributed surplus                       2,125         46,960              --         (45,926)          3,159
Deficit                                            (171,687)       (50,218)          4,657          46,059        (171,189)
Accumulated other comprehensive income
    (loss)                                            1,259           (614)             --              --             645
                                              -------------  -------------   -------------   -------------   -------------
    Total shareholders' (deficit)             $     (52,694) $      (3,872)  $       4,774   $          16         (51,776)
                                              -------------  -------------   -------------   -------------   -------------
    Total liabilities & shareholders'
equity                                        $     283,967  $      36,635   $      16,348   $     (86,574)  $     250,376
                                              =============  =============   =============   =============   =============
    (deficit)

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

18.      SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Operations for the three months ended March 31, 2004:

                                                  IMAX         GUARANTOR     NON-GUARANTOR    ADJUSTMENTS     CONSOLIDATED
                                               CORPORATION    SUBSIDIARIES    SUBSIDIARIES        AND            TOTAL
                                                                                              ELIMINATIONS
REVENUE
IMAX systems                                  $      15,537  $         270   $         322   $        (108)  $      16,021
Films                                                 3,673          1,477               4            (665)          4,489
Theater operations                                      137          3,622              --             (17)          3,742
Other                                                   628             --               1              --             629
                                              -------------  -------------   -------------   -------------   -------------
                                                     19,975          5,369             327            (790)         24,881
COST OF GOODS AND SERVICES                            7,817          5,369             123            (790)         12,519
                                              -------------  -------------   -------------   -------------   -------------
GROSS MARGIN                                         12,158            --              204              --          12,362

Selling, general and administrative expenses          8,118            138              79              --           8,335
Research and development                              1,144             --              --              --           1,144
Amortization of intangibles                             151             --              --              --             151
Loss (income) from equity-accounted
    investees                                           (53)            --              --              53              --
Receivable provisions (recoveries), net                (822)           (76)             --              --            (898)
                                              -------------  -------------   -------------   -------------   -------------
EARNINGS (LOSS) FROM OPERATIONS                       3,620            (62)            125             (53)          3,630

Interest income                                         126             --              --              --             126
Interest expense                                     (4,059)            (9)             --              --          (4,068)
Loss on retirement of notes                            (784)            --              --              --            (784)
                                              -------------  -------------   -------------   -------------   -------------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS BEFORE INCOME TAXES                   (1,097)           (71)            125             (53)         (1,096)
Recovery of (provision for) income taxes                 --             --              --              --              --
                                              -------------  -------------   -------------   -------------   -------------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS                                       (1,097)           (71)            125             (53)         (1,096)
Net earnings from discontinued operations               200             --              --              --             200
                                              -------------  -------------   -------------   -------------   -------------
NET EARNINGS (LOSS)                           $        (897) $         (71)  $         125   $         (53)  $        (896)
                                              =============  =============   =============   ==============  =============

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

18.      SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Operations for the three months ended March 31, 2003:

                                                  IMAX         GUARANTOR     NON-GUARANTOR    ADJUSTMENTS     CONSOLIDATED
                                               CORPORATION    SUBSIDIARIES    SUBSIDIARIES        AND            TOTAL
                                                                                              ELIMINATIONS
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

18.      SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Cash Flows for the three months ended March 31, 2004:

                                                      IMAX         GUARANTOR    NON-GUARANTOR    ADJUSTMENTS   CONSOLIDATED
                                                   CORPORATION   SUBSIDIARIES    SUBSIDIARIES        AND           TOTAL
                                                                                                ELIMINATIONS
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net earnings (loss) from continuing operations    $      (1,097) $         (71) $         125   $         (53) $      (1,096)
Items not involving cash:
    Depreciation and amortization                         2,338            145             --              --          2,483
    Write-downs (recoveries)                               (822)           (76)            --              --           (898)
    Loss from equity-accounted investees                    (53)            --             --              53             --
    Deferred income taxes                                  (167)            --             --              --           (167)
    Loss on retirement of notes                             784             --             --              --            784
    Stock and other non-cash compensation                   561             --             --              --            561
    Non-cash foreign exchange loss                          165             --             --              --            165
Premium on repayment of notes                              (576)            --             --              --           (576)
Investment in film assets                                   (69)            (2)            --              --            (71)
Changes in restricted cash                                3,732             --             --              --          3,732
Changes in other non-cash operating assets and
    liabilities                                          (3,275)         4,390           (208)             --            907
Net cash used in operating activities from
   discontinued operations                                   --             --             --              --             --
                                                  -------------  -------------  -------------   -------------  -------------
Net cash provided by (used in) operating
   activities                                             1,521          4,386            (83)             --          5,824
                                                  -------------  -------------  --------------  -------------  -------------

INVESTING ACTIVITIES
Disposal (purchase) of fixed assets                        (155)            (9)            --              --           (164)
Decrease (increase) in other assets                        (318)            --             --              --           (318)
Decrease (increase) in other intangible assets              (40)            --             --              --            (40)
                                                  -------------  -------------  -------------   -------------  -------------
Net cash used in investing activities                      (513)            (9)            --              --           (522)
                                                  -------------  -------------  -------------   -------------  -------------

FINANCING ACTIVITIES
Repayment of Old Senior Notes due 2005                  (29,234)            --             --              --        (29,234)
Financing costs related to New Senior Notes due
   2010                                                    (347)            --             --              --           (347)
Common shares issued                                         11             --             --              --             11
Net cash provided by financing activities from
   discontinued operations                                  200             --             --              --            200
                                                  -------------  -------------  -------------   -------------  -------------
Net cash used in financing activities                   (29,370)            --             --              --        (29,370)
                                                  -------------  -------------  -------------   -------------  -------------

Effects of exchange rate changes on cash                    (39)             7              5              --            (27)
                                                  -------------  -------------  -------------   -------------  -------------

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS FROM CONTINUING OPERATIONS               (28,601)         4,384            (78)             --        (24,295)
Increase (decrease) in cash and cash equivalents
   from discontinued operations                             200             --             --              --            200
                                                  -------------  -------------  -------------   -------------  -------------
INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS, DURING THE PERIOD                      (28,401)         4,384            (78)             --        (24,095)

Cash and cash equivalents, beginning of period           41,311          5,696            275              --         47,282
                                                  -------------  -------------  -------------   -------------  -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD          $      12,910  $      10,080  $         197   $          --  $      23,187
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

18.      SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Cash Flows for the three months ended March 31, 2003:

                                                     IMAX         GUARANTOR    NON-GUARANTOR    ADJUSTMENTS    CONSOLIDATED
                                                  CORPORATION   SUBSIDIARIES    SUBSIDIARIES        AND           TOTAL
                                                                                               ELIMINATIONS
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net earnings (loss) from continuing operations   $       2,236  $        (100) $         111   $         271  $       2,518
Items not involving cash:
    Depreciation and amortization                        2,303            228              2              --          2,533
    Write-downs (recoveries)                               614             14             --              --            628
    Loss (income) from equity-accounted
      investees                                            (37)            34             --            (284)          (287)
    Stock and other non-cash compensation                1,101             --             --              --          1,101
    Non-cash foreign exchange gain                        (205)            --             --                           (205)
Investment in film assets                                 (240)            --             --              --           (240)
Changes in restricted cash                                (998)            --             --              --           (998)
Changes in other non-cash operating assets and
    liabilities                                         (5,132)          (296)            37              34         (5,357)
Net cash used in operating activities from
    discontinued operations                               (274)            26             --              --           (248)
                                                 -------------  -------------  -------------   -------------  -------------
Net cash provided by (used in) operating
    activities                                            (632)           (94)           150              21           (555)
                                                 -------------  -------------  -------------   -------------  -------------

INVESTING ACTIVITIES
Purchase of fixed assets                                   (69)          (210)            (2)            (21)          (302)
Increase in other assets                                  (195)            --             --              --           (195)
Increase in other intangible assets                       (172)            --             --              --           (172)
Net cash used in investing activities from
    discontinued operations                                 --            (21)            --              --            (21)
                                                 -------------  -------------  -------------   -------------  -------------
Net cash used in investing activities                     (436)          (231)            (2)            (21)          (690)
                                                 -------------  -------------  -------------   -------------  -------------

FINANCING ACTIVITIES
Net cash used in financing activities from
    discontinued operations                                200             --             --              --            200
                                                 -------------  -------------  -------------   -------------  -------------
Net cash used in financing activities                      200             --             --              --            200
                                                 -------------  -------------  -------------   -------------  -------------

Effects of exchange rate changes on cash                    44            (22)             2              --             24
                                                 -------------  -------------  -------------   -------------  -------------

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS FROM CONTINUING OPERATIONS                 (750)          (352)           150              --           (952)
Increase (decrease) in cash and cash
equivalents                                                (74)             5              --             --            (69)
                                                 -------------  -------------   -------------  -------------  -------------
   from discontinued operations
INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS, DURING THE PERIOD                        (824)          (347)           150              --         (1,021)

Cash and cash equivalents, beginning of period          27,756          5,695            350              --         33,801
                                                 -------------  -------------  -------------   -------------  -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD         $      26,932  $       5,348  $         500   $          --  $      32,780
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

     3.  STOCK-BASED COMPENSATION

         Under U.S. GAAP, the Company accounts for stock-based compensation under the intrinsic value method set out in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and its related interpretations, and has made pro forma disclosures of net earnings (loss) and earnings (loss) per share in note 13 as if the methodology prescribed by FASB Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), had been adopted. Under Canadian GAAP, the Company adopted the fair value provisions of CICA Section 3870, "Stock-based Compensation and Other Stock-based Payments" effective January 1, 2003. As of this date, stock options given to employees or directors are recorded as an expense in the consolidated statement of operations and credited to other equity.

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

         RECONCILIATION TO CANADIAN GAAP

         CONSOLIDATED STATEMENTS OF OPERATIONS

         The following is a reconciliation of net earnings (loss) reflecting the difference between Canadian and U.S. GAAP:

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                              -----------------------------
                                                                                   2004            2003
                                                                              -------------   -------------
         Net earnings (loss) in accordance with United States GAAP            $        (896)  $       2,423
         Equity accounted investees(1)                                                   --            (599)
         Depreciation of Fixed assets(2)                                                (41)            (41)
         Stock-based compensation(3)                                                     (1)             (2)
         Timing differences - Selling, general and administrative
           expenses(4)                                                                   --             500
         Interest accretion on Subordinated Notes(5)                                     --             (48)
                                                                              -------------   -------------
         Net earnings in accordance with Canadian GAAP                        $        (938)  $       2,233
                                                                              ==============  =============

         Earnings (loss) per share (note 12):
         Earnings (loss) per share - basic and diluted:
           Net earnings (loss) from continuing operations                     $        (0.03) $         0.07
           Net earnings from discontinued operations                          $         0.01  $           --
                                                                              --------------  --------------
           Net earnings (loss)                                                $        (0.02) $         0.07
                                                                              =============== ==============

         CONSOLIDATED SHAREHOLDERS' EQUITY (DEFICIT)

         The following is a reconciliation of shareholders' equity (deficit) reflecting the difference between Canadian and U.S. GAAP:

                                                                                  MARCH 31,       DECEMBER 31,
                                                                                    2004              2003
                                                                              -------------     ---------------
         Shareholders' equity (deficit) in accordance with United States
           GAAP                                                               $     (52,610)    $       (51,776)
         Fixed asset impairments(2)                                                     811                 852
                                                                              -------------     ---------------
         Shareholders' equity (deficit) in accordance with Canadian GAAP      $     (51,799)    $       (50,924)
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

19. SUMMARY OF MATERIAL DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) IN THE UNITED STATES AND CANADA (cont'd)

         CONSOLIDATED BALANCE SHEET

         The following is the Canadian GAAP Consolidated Balance Sheet as at December 31, 2003:

                                                                                                AS AT
                                                                                             DECEMBER 31,
                                                                                                 2003
                                                                                           ----------------
         ASSETS
         Cash and cash equivalents                                                         $         47,282
         Restricted cash                                                                              4,961
         Accounts receivable                                                                         13,887
         Financing receivable                                                                        56,742
         Inventories                                                                                 28,218
         Prepaid expenses                                                                             1,902
         Film assets                                                                                  1,568
         Property, plant and equipment                                                               36,670
         Other assets                                                                                 8,297
         Future income taxes                                                                          3,756
         Goodwill                                                                                    39,027
         Other intangible assets                                                                      3,388
                                                                                           ----------------
            Total assets                                                                   $        245,698
                                                                                           ================

         LIABILITIES
         Accounts payable                                                                  $          5,780
         Accrued liabilities                                                                         38,264
         Deferred revenue                                                                            63,344
         New senior notes due 2010                                                                  160,000
         Old senior notes due 2005                                                                   29,234
                                                                                           ----------------
            Total liabilities                                                                       296,622
                                                                                           ----------------

         SHAREHOLDERS' EQUITY (DEFICIT)
         Capital stock Common shares. Authorized - unlimited number.
           Issued and outstanding - 39,301,758 (2002 - 32,973,366)                                  114,153
         Other equity                                                                                 3,536
         Contributed surplus                                                                         11,857
         Deficit                                                                                   (182,297)
         Cumulative foreign currency translation adjustments                                          1,827
                                                                                           ----------------
            Total shareholders' equity (deficit)                                                    (50,924)
                                                                                           ----------------
            Total liabilities and shareholders' equity (deficit)                           $        245,698
                                                                                           ================

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

19. SUMMARY OF MATERIAL DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) IN THE UNITED STATES AND CANADA (cont'd)

         CONSOLIDATED STATEMENT OF OPERATIONS

         The following is the Canadian GAAP Consolidated Statement of Operations for the three months ended March 31, 2003:

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                              2003
                                                                                     ----------------------
         REVENUE
         IMAX systems                                                                $               22,315
         Films                                                                                        6,835
         Theater operations                                                                           3,166
         Other                                                                                        2,079
                                                                                     ----------------------
                                                                                                     34,395
         COSTS OF GOODS AND SERVICES                                                                 18,657
                                                                                     ----------------------
         GROSS MARGIN                                                                                15,738

         Selling, general and administrative expenses                                                 7,646
         Research and development                                                                       712
         Amortization of intangibles                                                                    140
         Receivable provisions, net of (recoveries)                                                     614
                                                                                     ----------------------
         EARNINGS FROM OPERATIONS                                                                     6,626

         Interest income                                                                                265
         Interest expense                                                                            (4,426)
                                                                                     ----------------------
         NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                           2,465
         Provision for income taxes                                                                    (137)
                                                                                     ----------------------
         NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS                                               2,328
         Net earnings (loss) from discontinued operations                                               (95)
                                                                                     ----------------------
         NET EARNINGS (LOSS)                                                                          2,223
                                                                                     ======================

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


19. SUMMARY OF MATERIAL DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) IN THE UNITED STATES AND CANADA (cont'd)

         CONSOLIDATED STATEMENT OF CASH FLOWS

         The following is the Canadian GAAP Consolidated Statement of Cash Flows for the three months ended March 31, 2003:

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                              2003
                                                                                     ----------------------
         CASH PROVIDED BY (USED IN):

         OPERATING ACTIVITIES
         Net earnings from continuing operations                                     $                2,328
         Items not involving cash:
            Depreciation and amortization                                                             2,870
            Write-downs                                                                                 628
            Stock and other non-cash compensation                                                     1,103
            Interest related to accretion on convertible subordinated notes                              48
            Non-cash foreign exchange (gain) loss                                                      (205)
         Recovery (investment) in film assets                                                          (240)
         Changes in restricted cash                                                                    (998)
         Changes in other non-cash operating assets and liabilities                                  (5,811)
         Net cash provided by (used in) operating activities from discontinued
            operations                                                                                 (248)
                                                                                     ----------------------
         Net cash provided by (used in) operating activities                                           (525)
                                                                                     ----------------------

         INVESTING ACTIVITIES
         Purchase of fixed assets                                                                      (317)
         Increase in other assets                                                                      (195)
         Increase in other intangible assets                                                           (172)
         Net cash used in investing activities from discontinued operations                             (21)
                                                                                     ----------------------
         Net cash used in investing activities                                                         (705)
                                                                                     ----------------------

         FINANCING ACTIVITIES
         Repayment of long-term debt                                                                   (288)
         Net cash provided by financing activities from discontinued
            operations                                                                                  200
                                                                                     ----------------------
         Net cash provided by (used in) financing activities                                            (88)
                                                                                     ----------------------

         Effects of exchange rate changes on cash                                                        24
                                                                                     ----------------------

         DECREASE IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS                            (1,225)
         Increase (decrease) in cash and cash equivalents from discontinued
            operations                                                                                  (69)
                                                                                     ----------------------
         DECREASE IN CASH AND CASH EQUIVALENTS, DURING THE PERIOD                                    (1,294)

         CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                              34,380
                                                                                     ----------------------

         CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $               33,086
                                                                                     ======================

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

IMAX systems revenue decreased approximately 28.2% to $16.0 million in the first quarter of 2004 from $22.3 million in the same period last year. The decrease in systems revenue was principally due to a decline in system installations over the same period last year. The Company installed 2 theater systems, as scheduled, in the first quarter of 2004, versus 8 theater systems in the first quarter of 2003, one of which was an operating lease. The decrease in systems revenue from fewer installations in the period was partially offset by a $1.9 million increase in settlement revenue over the same period last year and higher average sales and leases revenue in 2004 due to the installation of three refurbished systems in the same period last year. In the normal course of its business, the Company each year will have customers who, for a number of reasons including the inability to obtain certain consents, approvals or financing, are unable to proceed with theater construction. Once the determination is made that the customer will not proceed with installation, the lease agreement with the customer is generally terminated. Upon the Company being released from its future obligations under the agreement, the initial lease payments that the customer previously made to the Company are recognized as revenue. Settlements relating to terminated lease agreements with customers who were unable to proceed with theater construction included in revenue for the first quarter of 2004 total $4.5 million compared to $2.6 million in the corresponding period last year. A significant portion of such revenue in the first quarter of 2004 related to an existing customer which restructured its lease agreement and ordered the Company's new IMAX(R) MPX(TM) projection system.

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


                                         IMAX CORPORATION




Date:  September 13, 2004                By: /s/ Francis T. Joyce
-------------------------                    ----------------------------------
                                             Francis T. Joyce
                                             Chief Financial Officer
                                             (Principal Financial Officer)




Date:  September 13, 2004                By: /s/  Kathryn A. Gamble
-------------------------                    -----------------------------------
                                             Kathryn A. Gamble
                                             Vice President, Finance, Controller
                                             (Principal Accounting Officer)