Form 10-Q/A
period 2004-06-30
IMAX CORP
filed 2004-09-13
CIK 921582

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004
                                                 -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-24216


                                IMAX CORPORATION
             (Exact name of registrant as specified in its charter)


                        Canada                               98-0140269
         ------------------------------------          ------------------------
           (State or other jurisdiction of                 (I.R.S. Employer
            incorporation or organization)              Identification Number)



2525 Speakman Drive, Mississauga, Ontario, Canada               L5K 1B1
-------------------------------------------------       -----------------------
   (Address of principal executive offices)                  (Postal Code)


       Registrant's telephone number, including area code   (905) 403-6500
                                                            --------------


                                       N/A
          ------------------------------------------------------------
          (Former name or former address, if changed since last report)

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

                              Yes [X]         No [ ]

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                Class                       Outstanding as of July 31, 2004
     -----------------------------          -------------------------------
      Common stock, no par value                      39,315,491


================================================================================

                                IMAX CORPORATION

                                TABLE OF CONTENTS


                                                                          PAGE
                                                                          ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements............................................   3

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations...................  31

Item 3.  Quantitative and Qualitative Factors about Market Risk..........  43

Item 4.  Controls and Procedures.........................................  43


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...............................................  44

Item 2.  Change in Securities............................................  45

Item 4.  Submission of Matters to a Vote of Security Holders.............  46

Item 6.  Listings of Exhibits and Reports on Form 8-K....................  46

Signatures...............................................................  47

IMAX Corporation (the "Company") is filing this amendment no.1 on Form 10-Q/A (the "Form 10-Q/A") to amend and update Item 2 of Part I of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, which was originally filed with Securities and Exchange Commission (the "SEC") on August 9, 2004 (the "Form 10-Q"). No other information included in the original Form 10-Q is amended hereby.

     The information included in this Form 10-Q/A has not been updated for any events that have occurred subsequent to the originally filed Form 10-Q on August 9, 2004. For a discussion of events and developments subsequent to June 30, 2004, see the Company's reports filed with the SEC since August 9, 2004.


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

                                IMAX CORPORATION


                                                                          PAGE
                                                                          ----
PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


         The following Condensed Consolidated Financial Statements are filed as part of this Report:

         Condensed Consolidated Balance Sheets as at June 30, 2004
         and December 31, 2003............................................  4

         Condensed Consolidated Statements of Operations for the
         three and six month periods ended June 30, 2004 and 2003.........  5

         Condensed Consolidated Statements of Cash Flows
         for the six month periods ended June 30, 2004 and 2003...........  6

         Notes to Condensed Consolidated Financial Statements.............  7

                                IMAX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
                         (in thousands of U.S. dollars)


                                                            JUNE 30,      DECEMBER 31,
                                                              2004           2003
                                                          -----------     ------------
                                                          (UNAUDITED)
ASSETS
Cash and cash equivalents                                   $  16,951     $  47,282
Restricted cash (note 7(b))                                        --         4,961
Accounts receivable, net of allowance for doubtful
  accounts of $7,598 (2003 - $7,278)                           16,054        13,887
Financing receivables (note 3)                                 56,968        56,742
Inventories (note 4)                                           26,449        28,218
Prepaid expenses                                                3,997         1,902
Film assets                                                     1,098         1,568
Fixed assets                                                   33,104        35,818
Other assets                                                   13,554        13,827
Deferred income taxes (note 11)                                 4,623         3,756
Goodwill                                                       39,027        39,027
Other intangible assets                                         3,260         3,388
                                                            ---------     ---------
   Total assets                                             $ 215,085     $ 250,376
                                                            =========     =========

LIABILITIES
Accounts payable                                            $   4,968     $   5,780
Accrued liabilities (note 7(c))                                49,879        43,794
Deferred revenue                                               51,223        63,344
New Senior Notes due 2010 (note 5)                            160,000       160,000
Old Senior Notes due 2005 (note 6)                                 --        29,234
                                                            ---------     ---------
   Total liabilities                                          266,070       302,152
                                                            ---------     ---------

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
                                   (UNAUDITED)

                                                           THREE MONTHS                   SIX MONTHS
                                                          ENDED JUNE 30,                 ENDED JUNE 30,
                                                      -----------------------       -----------------------
                                                        2004           2003           2004           2003
                                                      --------       --------       --------       --------
REVENUE
IMAX systems (note 9(a))                              $ 20,482       $ 22,143       $ 36,502       $ 44,459
Films                                                    6,600          7,460         11,089         14,294
Theater operations                                       3,771          3,608          7,513          6,775
Other                                                      895          1,239          1,524          2,571
                                                      --------       --------       --------       --------
                                                        31,748         34,450         56,628         68,099
COSTS OF GOODS AND SERVICES                             17,139         20,164         29,657         37,813
                                                      --------       --------       --------       --------
GROSS MARGIN                                            14,609         14,286         26,971         30,286

Selling, general and administrative expenses
   (note 9(b))                                           8,620          8,456         16,954         16,600
Research and development                                   870          1,168          2,015          1,881
Amortization of intangibles                                154            152            305            291
Loss (income) from equity-accounted investees               --             14             --           (273)
Receivable provisions, net of (recoveries) (note 10)       (69)            75           (967)           689
                                                      --------       --------       --------       --------
EARNINGS FROM OPERATIONS                                 5,034          4,421          8,664         11,098

Interest income                                             98            145            225            410
Interest expense                                        (4,120)        (4,056)        (8,189)        (8,343)
Loss on retirement of notes (note 6)                        --           (187)          (784)          (187)
                                                      --------       --------       --------       --------
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                   1,012            323            (84)         2,978
Recovery of income taxes (note 11)                         340            700            340            563
                                                      --------       --------       --------       --------
NET EARNINGS FROM CONTINUING OPERATIONS                  1,352          1,023            256          3,541
Net earnings (loss) from discontinued operations
   (note 15)                                               200            (54)           400           (149)
                                                      --------       --------       --------       --------
NET EARNINGS                                          $  1,552       $    969       $    656       $  3,392
                                                      ========       ========       ========       ========

EARNINGS PER SHARE (note 12): Earnings per share -
  basic and diluted:
  Net earnings from continuing operations             $   0.03       $   0.03       $   0.01       $   0.10
  Net earnings from discontinued operations           $   0.01       $     --       $   0.01       $     --
                                                      --------       --------       --------       --------
  Net earnings                                        $   0.04       $   0.03       $   0.02       $   0.10
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
                                   (UNAUDITED)

                                                          SIX MONTHS ENDED JUNE 30,
                                                          -------------------------
                                                             2004          2003
                                                          ----------    -----------
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net earnings from continuing operations                    $    256       $  3,541
Items not involving cash:
   Depreciation and amortization                              6,556          5,844
   Write-downs (recoveries)                                    (967)           734
   Income from equity-accounted investees                        --           (273)
   Deferred income taxes                                       (867)            --
   Loss on retirement of notes                                  784            187
   Stock and other non-cash compensation                      1,377          3,444
   Non-cash foreign exchange (gain) loss                        324           (629)
Premium on repayment of notes                                  (576)            --
Payment under certain employment agreements                      --         (1,550)
Investment in film assets                                    (1,416)        (2,020)
Changes in restricted cash                                    4,961           (772)
Changes in other non-cash operating assets and
   liabilities                                               (9,904)       (15,143)
Net cash used in operating activities from
   discontinued operations                                       --           (369)
                                                           --------       --------
Net cash provided by (used in) operating activities             528         (7,006)
                                                           --------       --------

INVESTING ACTIVITIES
Purchase of fixed assets                                       (589)          (746)
Increase in other assets                                       (684)          (417)
Increase in other intangible assets                            (176)          (291)
Net cash used in investing activities from
   discontinued operations                                       --            (21)
                                                           --------       --------
Net cash used in investing activities                        (1,449)        (1,475)
                                                           --------       --------

FINANCING ACTIVITIES
Repayment of Old Senior Notes due 2005                      (29,234)            --
Repayment of Subordinated Notes                                  --         (9,143)
Financing costs related to New Senior Notes due 2010           (564)            --
Common shares issued                                             43            621
Net cash provided by financing activities from
   discontinued operations                                      400            399
                                                           --------       --------
Net cash used in financing activities                       (29,355)        (8,123)
                                                           --------       --------

Effects of exchange rate changes on cash                        (55)           141
                                                           --------       --------

DECREASE IN CASH AND CASH EQUIVALENTS FROM
   CONTINUING OPERATIONS                                    (30,731)       (16,472)
Increase in cash and cash equivalents from
   discontinued operations                                      400              9
                                                           --------       --------
DECREASE IN CASH AND CASH EQUIVALENTS,
   DURING THE PERIOD                                        (30,331)       (16,463)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               47,282         33,801
                                                           --------       --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 16,951       $ 17,338
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


                                                    THREE MONTHS ENDED            SIX MONTHS ENDED
                                                          JUNE 30,                    JUNE 30,
                                                 ------------------------      ------------------------
                                                    2004          2003           2004           2003
                                                 ---------      ---------      ---------      ---------
   Net earnings as reported                      $   1,552      $     969      $     656      $   3,392
   Stock based compensation expense, if the
     methodology prescribed by FAS 123 had
     been adopted                                   (1,768)        (2,358)        (3,362)        (4,581)
                                                 ---------      ---------      ---------      ---------
   Adjusted net earnings (loss)                  $    (216)     $  (1,389)     $  (2,706)     $  (1,189)
                                                 =========      =========      =========      =========

   Earnings per share - basic:
    Net earnings as reported                     $    0.04      $    0.03      $    0.02      $    0.10
    FAS 123 stock based compensation expense         (0.05)     $   (0.07)     $   (0.09)     $   (0.14)
                                                 ---------      ---------      ---------      ---------
    Adjusted net earnings (loss)                 $   (0.01)     $  (0.04)      $   (0.07)     $   (0.04)
                                                 =========      =========      =========      =========
   Earnings per share - diluted:
    Net earnings as reported                     $    0.04      $    0.03      $    0.02      $    0.10
    FAS 123 stock based compensation expense         (0.05)     $   (0.07)     $   (0.09)     $   (0.13)
                                                 ---------      ---------      ---------      ---------
    Adjusted net earnings (loss)                 $   (0.01)     $   (0.04)     $   (0.07)     $   (0.03)
                                                 =========      =========      =========      =========

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

3.   FINANCING RECEIVABLES

     The Company generally provides its theater systems to customers on a long-term lease basis, typically with initial lease terms of 10 to 20 years. Financing receivables consisting of net investment in leases and long term receivables are comprised of the following:


                                                           JUNE 30,    DECEMBER 31,
                                                             2004         2003
                                                           --------    ------------
     NET INVESTMENT IN LEASES
     Gross minimum lease amounts receivable                $ 97,349      $ 97,408
     Residual value of equipment                                824           824
     Unearned finance income                                (39,188)      (38,847)
                                                           --------      --------
     Present value of minimum lease amounts receivable       58,985        59,385
     Accumulated allowance for uncollectible amounts         (5,116)       (5,840)
                                                           --------      --------
     Net investment in leases                                53,869        53,545
                                                           --------      --------

     Long-term receivables                                    3,099         3,197
                                                           --------      --------

     Total financing receivables                           $ 56,968      $ 56,742
                                                           ========      ========

4.   INVENTORIES


                                                           JUNE 30,    DECEMBER 31,
                                                             2004          2003
                                                           --------    ------------
     Raw materials                                          $ 6,236       $ 5,868
     Work-in-process                                          5,151         4,327
     Finished goods                                          15,062        18,023
                                                            -------       -------
                                                            $26,449       $28,218
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

7.   COMMITMENTS

(a) The Company's total minimum annual rental payments to be made under operating leases for premises as of June 30, 2004 for each of the years ended December 31 are as follows:


             2004 (six months remaining)                   $  2,675
             2005                                             5,923
             2006                                             5,751
             2007                                             5,554
             2008                                             5,340
             Thereafter                                      37,185
                                                           --------
                                                           $ 62,428
                                                           ========

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

10.  RECEIVABLE PROVISIONS (RECOVERIES), NET

                                            THREE MONTHS         SIX MONTHS
                                           ENDED JUNE 30,       ENDED JUNE 30,
                                          ----------------     ----------------
                                           2004       2003      2004       2003
                                          -----      -----     -----      -----
      Accounts receivable provisions
         (recoveries), net                $ (69)     $(192)    $(242)     $ 422
      Financing receivables provisions
         (recoveries), net(1)             $  --      $ 267     $(725)     $ 267
                                          -----      -----     -----      -----
      Receivable provisions
         (recoveries), net                $ (69)     $  75     $(967)     $ 689
                                          =====      =====     =====      =====

     ----------
     (1) For the three and six months ended June 30, 2004, the Company recorded a recovery of previously provided amounts of $nil and $0.7 million, respectively (2003 - $0.3 million expense, $0.3 million expense) as collectibility uncertainty associated with certain leases was resolved by amendment or settlement of the leases.

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

(B)  EARNINGS (LOSS) PER SHARE

     Reconciliations of the numerators and denominators of the basic and diluted per-share computations, are comprised of the following:

                                                       THREE MONTHS              SIX MONTHS
                                                      ENDED JUNE 30,           ENDED JUNE 30,
                                                   --------------------     -------------------
                                                     2004         2003        2004        2003
                                                   -------      -------     -------     -------
     Net earnings applicable to common
       shareholders:
     Net earnings                                  $ 1,552      $   969     $   656     $ 3,392
                                                   =======      =======     =======     =======

     Weighted average number of common shares
       (000's):
     Issued and outstanding, beginning of period    39,304       32,973      39,302      32,973
     Weighted average number of shares issued
       during the period                                 6        1,186           5         593
                                                   -------      -------     -------     -------
     Weighted average number of shares used in
       computing basic earnings per share           39,310       34,159      39,307      33,566
     Assumed exercise of stock options, net of
       shares assumed repurchased                      627        1,295         314         798
                                                   -------      -------     -------     -------
     Weighted average number of shares used in
       computing diluted earnings per share         39,937       35,454      39,621      34,364
                                                   =======      =======     =======     =======

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)

13.  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTAL INFORMATION

                                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                                  JUNE 30,                   JUNE 30,
                                             -------------------        -------------------
                                              2004         2003          2004         2003
                                             ------       ------        ------       ------
     Interest paid                           $7,661       $8,244        $7,896       $8,264
     Income taxes paid                       $  352       $1,242        $  928       $1,776

14.  SEGMENTED INFORMATION

     The Company has four reportable segments: IMAX systems, films, theater operations and other.

     There has been no change in the basis of measurement of segment profit or loss from the Company's most recent annual report on form 10-K/A for the year ended December 31, 2003. Inter-segment transactions are not significant.

                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                JUNE 30,                       JUNE 30,
                                         -----------------------       -----------------------
                                           2004           2003           2004           2003
                                         --------       --------       --------       --------
     REVENUE
     IMAX systems                        $ 20,482       $ 22,143       $ 36,502       $ 44,459
     Films                                  6,600          7,460         11,089         14,294
     Theater operations                     3,771          3,608          7,513          6,775
     Other                                    895          1,239          1,524          2,571
                                         --------       --------       --------       --------
     TOTAL                               $ 31,748       $ 34,450       $ 56,628       $ 68,099
                                         ========       ========       ========       ========

     EARNINGS (LOSS) FROM OPERATIONS
     IMAX systems                        $ 11,824       $ 10,171       $ 21,546       $ 20,816
     Films                                 (1,304)           159         (2,407)           789
     Theater operations                       490           (463)           894           (880)
     Other                                   (371)           (11)          (612)         1,052
     Corporate overhead                    (5,605)        (5,435)       (10,757)       (10,679)
                                         --------       --------       --------       --------
     TOTAL                               $  5,034       $  4,421       $  8,664       $ 11,098
                                         ========       ========       ========       ========

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

(C)  CONSOLIDATED STATEMENT OF OPERATIONS FOR MIAMI THEATER AND DPI

     The net earnings (loss) from discontinued operations summarized in the Consolidated Statements of Operations, for the periods ended June 30, was comprised of the following:

                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                           JUNE 30,               JUNE 30,
                                      ------------------      -----------------
                                       2004         2003       2004        2003
                                      -----        -----      -----       -----
     Net earnings (loss) from
       discontinued operations(1)     $ 200        $ (54)     $ 400       $(149)
                                      =====        =====      =====       =====

     ----------
     (1) Net of income tax provision of $nil and $nil in 2004 (2003 - $nil and $nil).

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

                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                              JUNE 30,             JUNE 30,
                                         ------------------    -----------------
                                          2004        2003      2004       2003
                                         ------      ------    ------     ------
     Service cost                        $  516      $  489    $1,032     $  978
     Interest cost                          317         272       634        544
     Amortization of prior service cost     349         349       698        698
                                         ------      ------    ------     ------
     Pension expense                     $1,182      $1,110    $2,364     $2,220
                                         ======      ======    ======     ======

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

18.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

     Supplemental Consolidating Balance Sheets as at June 30, 2004:

                                                IMAX         GUARANTOR      NON-GUARANTOR     ADJUSTMENTS       CONSOLIDATED
                                             CORPORATION    SUBSIDIARIES    SUBSIDIARIES    AND ELIMINATIONS       TOTAL
                                             -----------    ------------    -------------   ----------------    ------------
ASSETS
Cash and cash equivalents                     $  12,257       $   4,387       $     307        $      --         $  16,951
Restricted cash                                      --              --              --               --                --
Accounts receivable                              12,850           2,723             481               --            16,054
Financing receivables                            55,573           1,395              --               --            56,968
Inventories                                      26,130             251              68               --            26,449
Prepaid expenses                                  3,632             223             142               --             3,997
Intercompany receivables                         14,882          25,596          11,450          (51,928)               --
Film assets                                         816             282              --               --             1,098
Fixed assets                                     31,402           1,700               2               --            33,104
Other assets                                     13,554              --              --               --            13,554
Deferred income taxes                             4,564              59              --               --             4,623
Goodwill                                         39,027              --              --               --            39,027
Other intangible assets                           3,260              --              --               --             3,260
Investments in subsidiaries                      30,443              --              --          (30,443)               --
                                              ---------       ---------       ---------        ---------         ---------
    Total assets                              $ 248,390       $  36,616       $  12,450        $ (82,371)        $ 215,085
                                              =========       =========       =========        =========         =========

LIABILITIES
Accounts payable                                  3,366           1,602              --               --             4,968
Accrued liabilities                              47,914           1,789             176               --            49,879
Intercompany payables                            43,061          32,009           7,175          (82,245)               --
Deferred revenue                                 45,952           5,062             209               --            51,223
New Senior Notes due 2010                       160,000              --              --               --           160,000
                                              ---------       ---------       ---------        ---------         ---------
    Total liabilities                           300,293          40,462           7,560          (82,245)          266,070
                                              ---------       ---------       ---------        ---------         ---------

SHAREHOLDER'S DEFICIT
Common stock                                    115,652              --             117             (117)          115,652
Other equity/Additional paid in
    capital/Contributed surplus                   2,217          46,960              --          (45,926)            3,251
Deficit                                        (171,031)        (50,192)          4,773           45,917          (170,533)
Accumulated other comprehensive income
    (loss)                                        1,259            (614)             --               --               645
                                              ---------       ---------       ---------        ---------         ---------
    Total shareholders' equity (deficit)      $ (51,903)      $  (3,846)      $   4,890        $    (126)        $ (50,985)
                                              ---------       ---------       ---------        ---------         ---------
    Total liabilities & shareholders'
        equity (deficit)                      $ 248,390       $  36,616       $  12,450        $ (82,371)        $ 215,085
                                              =========       =========       =========        =========         =========


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

18.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

     Supplemental Consolidating Balance Sheets as at December 31, 2003:


                                              IMAX         GUARANTOR     NON-GUARANTOR      ADJUSTMENTS       CONSOLIDATED
                                          CORPORATION     SUBSIDIARIES    SUBSIDIARIES    AND ELIMINATIONS       TOTAL
                                          -----------     ------------   -------------    ----------------    ------------
ASSETS
Cash and cash equivalents                  $  41,311       $   5,696       $     275          $      --        $  47,282
Restricted cash                                4,961              --              --                 --            4,961
Accounts receivable                            9,924           3,468             495                 --           13,887
Financing receivables                         55,294           1,407              41                 --           56,742
Inventories                                   29,775             620              69             (2,246)          28,218
Prepaid expenses                               1,098             523             281                 --            1,902
Inter-company receivables                     21,203          21,745          15,184            (58,132)              --
Film assets                                      361           1,207              --                 --            1,568
Fixed assets                                  33,897           1,918               3                 --           35,818
Other assets                                  13,827              --              --                 --           13,827
Deferred income taxes                          3,705              51              --                 --            3,756
Goodwill                                      39,027              --              --                 --           39,027
Other intangible assets                        3,388              --              --                 --            3,388
Investments in subsidiaries                   26,196              --              --            (26,196)              --
                                           ---------       ---------       ---------          ---------        ---------
    Total assets                           $ 283,967       $  36,635       $  16,348          $ (86,574)       $ 250,376
                                           =========       =========       =========          =========        =========

LIABILITIES
Accounts payable                               3,605           2,175              --                 --        $   5,780
Accrued liabilities                           41,618           1,803             373                 --           43,794
Inter-company payables                        43,885          31,640          11,065            (86,590)              --
Deferred revenue                              58,319           4,889             136                 --           63,344
New Senior Notes due 2010                    160,000              --              --                 --          160,000
Old Senior Notes due 2005                     29,234              --              --                 --           29,234
                                           ---------       ---------       ---------          ---------        ---------
    Total liabilities                        336,661          40,507          11,574            (86,590)         302,152
                                           ---------       ---------       ---------          ---------        ---------

SHAREHOLDER'S DEFICIT
Common stock                                 115,609              --             117               (117)         115,609
Other equity/Additional paid in
    capital/Contributed surplus                2,125          46,960              --            (45,926)           3,159
Deficit                                     (171,687)        (50,218)          4,657             46,059         (171,189)
Accumulated other comprehensive
    income (loss)                              1,259            (614)             --                 --              645
                                           ---------       ---------       ---------          ---------        ---------
    Total shareholders' (deficit)          $ (52,694)      $  (3,872)      $   4,774          $      16          (51,776)
                                           ---------       ---------       ---------          ---------        ---------
    Total liabilities & shareholders'
       equity (deficit                     $ 283,967       $  36,635       $  16,348          $ (86,574)       $ 250,376
                                           =========       =========       =========          =========        =========


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

18.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

     Supplemental Consolidating Statements of Operations for the three months ended June 30, 2004:

                                                   IMAX         GUARANTOR    NON-GUARANTOR     ADJUSTMENTS      CONSOLIDATED
                                                CORPORATION    SUBSIDIARIES   SUBSIDIARIES   AND ELIMINATIONS      TOTAL
                                                -----------    ------------  -------------   ----------------   ------------
REVENUE
IMAX systems                                      $ 19,870       $    356       $    337         $    (81)        $ 20,482
Films                                                6,377          1,306             10           (1,093)           6,600
Theater operations                                     183          3,622             --              (34)           3,771
Other                                                  895             --             --               --              895
                                                  --------       --------       --------         --------         --------
                                                    27,325          5,284            347           (1,208)          31,748
COST OF GOODS AND SERVICES                          13,237          5,007            103           (1,208)          17,139
                                                  --------       --------       --------         --------         --------
GROSS MARGIN                                        14,088            277            244               --           14,609

Selling, general and administrative expenses         8,217            179            224               --            8,620
Research and development                               870             --             --               --              870
Amortization of intangibles                            154             --             --               --              154
Loss (income) from equity-accounted
    investees                                          (89)            --             --               89               --
Receivable provisions (recoveries), net                (69)            --             --               --              (69)
                                                  --------       --------       --------         --------         --------
EARNINGS (LOSS) FROM OPERATIONS                      5,005             98             20              (89)           5,034

Interest income                                         98             --             --               --               98
Interest expense                                    (4,085)            (5)           (30)              --           (4,120)
Loss on retirement of notes                             --             --             --               --               --
                                                  --------       --------       --------         --------         --------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS BEFORE INCOME TAXES                   1,018             93            (10)             (89)           1,012
Recovery of (provision for) income taxes               340             --             --               --              340
                                                  --------       --------       --------         --------         --------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS                                       1,358             93            (10)             (89)           1,352
Net earnings from discontinued operations              200             --             --               --              200
                                                  --------       --------       --------         --------         --------
NET EARNINGS (LOSS)                               $  1,558       $     93       $    (10)        $    (89)        $  1,552
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

18.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

     Supplemental Consolidating Statements of Operations for the three months ended June 30, 2003:

                                                   IMAX        GUARANTOR     NON-GUARANTOR     ADJUSTMENTS       CONSOLIDATED
                                                CORPORATION   SUBSIDIARIES    SUBSIDIARIES   AND ELIMINATIONS        TOTAL
                                                -----------   ------------   -------------   ----------------    ------------
REVENUE
IMAX systems                                      $ 21,715       $    188       $    413           $   (173)        $ 22,143
Films                                                3,453          4,819              3               (815)           7,460
Theater Operations                                     104          3,541             --                (37)           3,608
Other                                                1,228             --             11                 --            1,239
                                                  --------       --------       --------           --------         --------
                                                    26,500          8,548            427             (1,025)          34,450
COST OF GOODS AND SERVICES                          12,615          8,394            200             (1,045)          20,164
                                                  --------       --------       --------           --------         --------
GROSS MARGIN                                        13,885            154            227                 20           14,286

Selling, general and administrative expenses         8,217            124            115                 --            8,456
Research and development                             1,168             --             --                 --            1,168
Amortization of intangibles                            152             --             --                 --              152
Loss (income) from equity-accounted
investees                                           (1,171)           (16)            --              1,201               14
Receivable provisions (recoveries), net                297           (178)           (44)                --               75
                                                  --------       --------       --------           --------         --------
EARNINGS (LOSS) FROM OPERATIONS                      5,222            224            156             (1,181)           4,421

Interest income                                        145             --             --                 --              145
Interest expense                                    (4,049)            (7)            --                 --           (4,056)
Loss on retirement of notes                           (187)            --             --                 --             (187)
                                                  --------       --------       --------           --------         --------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS BEFORE INCOME TAXES                   1,131            217            156             (1,181)             323
Recovery of (provision for) income taxes              (382)         1,074              8                 --              700
                                                  --------       --------       --------           --------         --------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS                                         749          1,291            164             (1,181)           1,023
Net earnings from discontinued operations              199           (253)            --                 --              (54)
                                                  --------       --------       --------           --------         --------
NET EARNINGS (LOSS)                               $    948       $  1,038       $    164           $ (1,181)        $    969
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

18.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

     Supplemental Consolidating Statements of Operations for the six months ended June 30, 2004:

                                                   IMAX         GUARANTOR     NON-GUARANTOR     ADJUSTMENTS       CONSOLIDATED
                                                CORPORATION    SUBSIDIARIES    SUBSIDIARIES   AND ELIMINATIONS        TOTAL
                                                -----------    ------------   -------------   ----------------    ------------
REVENUE
IMAX systems                                      $ 35,406       $    626       $    659           $   (189)         $ 36,502
Films                                               10,050          2,784             14             (1,759)           11,089
Theater operations                                     319          7,245             --                (51)            7,513
Other                                                1,523             --              1                 --             1,524
                                                  --------       --------       --------           --------          --------
                                                    47,298         10,655            674             (1,999)           56,628
COST OF GOODS AND SERVICES                          21,055         10,376            225             (1,999)           29,657
                                                  --------       --------       --------           --------          --------
GROSS MARGIN                                        26,243            279            449                 --            26,971

Selling, general and administrative expenses        16,335            316            303                 --            16,954
Research and development                             2,015             --             --                 --             2,015
Amortization of intangibles                            305             --             --                 --               305
Loss (income) from equity-accounted
    investees                                         (142)            --             --                142                --
Receivable provisions (recoveries), net               (891)           (76)            --                 --              (967)
                                                  --------       --------       --------           --------          --------
EARNINGS (LOSS) FROM OPERATIONS                      8,621             39            146               (142)            8,664

Interest income                                        225             --             --                 --               225
Interest expense                                    (8,146)           (13)           (30)                --            (8,189)
Loss on retirement of notes                           (784)            --             --                 --              (784)
                                                  --------       --------       --------           --------          --------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS BEFORE INCOME TAXES                     (84)            26            116               (142)              (84)
Recovery of (provision for) income taxes               340             --             --                 --               340
                                                  --------       --------       --------           --------          --------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS                                         256             26            116               (142)              256
Net earnings from discontinued operations              400             --             --                 --               400
                                                  --------       --------       --------           --------          --------
NET EARNINGS (LOSS)                               $    656       $     26       $    116           $   (142)         $    656
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

18.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

     Supplemental Consolidating Statements of Operations for the six months ended June 30, 2003:

                                                   IMAX         GUARANTOR     NON-GUARANTOR      ADJUSTMENTS       CONSOLIDATED
                                                CORPORATION    SUBSIDIARIES    SUBSIDIARIES    AND ELIMINATIONS       TOTAL
                                                -----------    ------------   -------------    ----------------    ------------
REVENUE
IMAX systems                                      $ 43,576       $  2,038       $    733           $ (1,888)         $ 44,459
Films                                                7,496          8,212             19             (1,433)           14,294
Theater Operations                                     195          6,652             --                (72)            6,775
Other                                                2,518             --            118                (65)            2,571
                                                  --------       --------       --------           --------          --------
                                                    53,785         16,902            870             (3,458)           68,099
COST OF GOODS AND SERVICES                          24,387         16,517            375             (3,466)           37,813
                                                  --------       --------       --------           --------          --------
GROSS MARGIN                                        29,398            385            495                  8            30,286

Selling, general and administrative expenses        15,927            401            272                 --            16,600
Research and development                             1,881             --             --                 --             1,881
Amortization of intangibles                            291             --             --                 --               291
Loss (income) from equity-accounted
investees                                           (1,208)            18             --                917              (273)
Receivable provisions (recoveries), net                911           (178)           (44)                --               689
                                                  --------       --------       --------           --------          --------
EARNINGS (LOSS) FROM OPERATIONS                     11,596            144            267               (909)           11,098

Interest income                                        410             --             --                 --               410
Interest expense                                    (8,327)           (16)            --                 --            (8,343)
Gain (loss) on retirement of notes                    (187)            --             --                 --              (187)
                                                  --------       --------       --------           --------          --------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS BEFORE INCOME TAXES                   3,492            128            267               (909)            2,978
Recovery of (provision for) income taxes              (507)         1,062              8                 --               563
                                                  --------       --------       --------           --------          --------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS                                       2,985          1,190            275               (909)            3,541
Net earnings from discontinued operations              399           (548)            --                 --              (149)
                                                  --------       --------       --------           --------          --------
NET EARNINGS (LOSS)                               $  3,384       $    642       $    275           $   (909)         $  3,392
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

18.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

     Supplemental Consolidating Statements of Cash Flows for the six months ended June 30, 2004:

                                                        IMAX         GUARANTOR    NON-GUARANTOR     ADJUSTMENTS      CONSOLIDATED
                                                     CORPORATION   SUBSIDIARIES    SUBSIDIARIES   AND ELIMINATIONS       TOTAL
                                                     -----------   ------------   -------------   ----------------   ------------
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net earnings (loss) from continuing operations        $    256       $     26       $    116           $   (142)       $    256
Items not involving cash:
    Depreciation and amortization                        6,280            275              1                 --           6,556
    Write-downs (recoveries)                              (891)           (76)            --                 --            (967)
    Loss from equity-accounted investees                  (142)            --             --                142              --
    Deferred income taxes                                 (859)            (8)            --                 --            (867)
    Loss on retirement of notes                            784             --             --                 --             784
    Stock and other non-cash compensation                1,377             --             --                 --           1,377
    Non-cash foreign exchange loss                         324             --             --                 --             324
Premium on repayment of notes                             (576)            --             --                 --            (576)
Investment in film assets                               (2,341)           925             --                 --          (1,416)
Changes in restricted cash                               4,961             --             --                 --           4,961
Changes in other non-cash operating assets and
    liabilities                                         (7,408)        (2,418)           (78)                --          (9,904)
Net cash used in operating activities from
   discontinued operations                                  --             --             --                 --              --
                                                      --------       --------       --------           --------        --------
Net cash provided by (used in) operating
   activities                                            1,765         (1,276)            39                 --             528
                                                      --------       --------       --------           --------        --------


INVESTING ACTIVITIES
Disposal (purchase) of fixed assets                       (532)           (57)            --                 --            (589)
Decrease (increase) in other assets                       (684)            --             --                 --            (684)
Decrease (increase) in other intangible assets            (176)            --             --                 --            (176)
                                                      --------       --------       --------           --------        --------
Net cash used in investing activities                   (1,392)           (57)            --                 --          (1,449)
                                                      --------       --------       --------           --------        --------

FINANCING ACTIVITIES
Repayment of Old Senior Notes due 2005                 (29,234)            --             --                 --         (29,234)
Financing costs related to New Senior Notes
   due 2010                                               (564)            --             --                 --            (564)
Common shares issued                                        43             --             --                 --              43
Net cash provided by financing activities from
   discontinued operations                                 400             --             --                 --             400
                                                      --------       --------       --------           --------        --------
Net cash used in financing activities                  (29,355)            --             --                 --         (29,355)
                                                      --------       --------       --------           --------        --------

Effects of exchange rate changes on cash                   (72)            24             (7)                --             (55)
                                                      --------       --------       --------           --------        --------

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS FROM CONTINUING OPERATIONS              (29,454)        (1,309)            32                 --         (30,731)
Increase (decrease) in cash and cash equivalents
   from discontinued operations                            400             --             --                 --             400
                                                      --------       --------       --------           --------        --------
INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS, DURING THE PERIOD                     (28,054)        (1,309)            32                 --         (30,331)

Cash and cash equivalents, beginning of period          41,311          5,696            275                 --          47,282
                                                      --------       --------       --------           --------        --------

CASH AND CASH EQUIVALENTS, END OF PERIOD              $ 12,257       $  4,387       $    307           $     --        $ 16,951
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

18.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

     Supplemental Consolidating Statements of Cash Flows for the six months ended June 30, 2003:

                                                     IMAX          GUARANTOR    NON-GUARANTOR      ADJUSTMENTS     CONSOLIDATED
                                                  CORPORATION    SUBSIDIARIES    SUBSIDIARIES   AND ELIMINATIONS      TOTAL
                                                  -----------    ------------   -------------   ----------------   ------------
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net earnings (loss) from continuing operations      $  2,985       $  1,190       $    275         $   (909)         $  3,541
Items not involving cash:
   Depreciation and amortization                       5,353            488              3               --             5,844
   Write-downs (recoveries)                              911           (133)           (44)              --               734
   Loss (income) from equity-accounted
      investees                                       (1,208)            18             --              917              (273)
   Loss on retirement of notes                           187             --             --               --               187
   Stock and other non-cash compensation               3,444             --             --               --             3,444
   Non-cash foreign exchange gain                       (629)            --             --             (629)
Payment under certain employment agreements           (1,550)            --             --               --            (1,550)
Investment in film assets                             (1,162)          (858)            --               --            (2,020)
Changes in restricted cash                              (772)            --             --               --              (772)
Changes in other non-cash operating assets
    and liabilities                                  (14,085)          (986)          (106)              34           (15,143)
Net cash used in operating activities from
   discontinued operations                              (339)           (30)            --               --              (369)
                                                    --------       --------       --------         --------          --------
Net cash provided by (used in) operating
   activities                                         (6,865)          (311)           128               42            (7,006)
                                                    --------       --------       --------         --------          --------

INVESTING ACTIVITIES
Purchase of fixed assets                                (109)          (595)            --              (42)             (746)
Increase in other assets                                (417)            --             --               --              (417)
Increase in other intangible assets                     (291)            --             --               --              (291)
Net cash used in investing activities from
   discontinued operations                                --            (21)            --               --               (21)
                                                    --------       --------       --------         --------          --------
Net cash used in investing activities                   (817)          (616)            --              (42)           (1,475)
                                                    --------       --------       --------         --------          --------

FINANCING ACTIVITIES
Repayment of Subordinated Notes                       (9,143)            --             --               --            (9,143)
Common shares issued                                     621             --             --               --               621
Net cash used in financing activities from
   discontinued operations                               399             --             --               --               399
                                                    --------       --------       --------         --------          --------
Net cash used in financing activities                 (8,123)            --             --               --            (8,123)
                                                    --------       --------       --------         --------          --------

Effects of exchange rate changes on cash                 151             (6)            (4)              --               141
                                                    --------       --------       --------         --------          --------

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS FROM CONTINUING OPERATIONS            (15,714)          (882)           124               --           (16,472)
Increase (decrease) in cash and cash
equivalents                                               60            (51)            --               --                 9
                                                    --------       --------       --------         --------          --------
   from discontinued operations
INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS, DURING THE PERIOD                    (15,654)          (933)           124               --           (16,463)

Cash and cash equivalents,
   beginning of period                                27,756          5,695            350               --            33,801
                                                    --------       --------       --------         --------          --------

CASH AND CASH EQUIVALENTS, END OF PERIOD            $ 12,102       $  4,762       $    474         $     --          $ 17,338
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

19. SUMMARY OF MATERIAL DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) IN THE UNITED STATES AND CANADA (cont'd)

     RECONCILIATION TO CANADIAN GAAP

     CONSOLIDATED STATEMENTS OF OPERATIONS

     The following is a reconciliation of net earnings (loss) reflecting the difference between Canadian and U.S. GAAP:

                                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                                            JUNE 30,                    JUNE 30,
                                                    -----------------------       ---------------------
                                                       2004           2003          2004          2003
                                                    ---------       -------       -------       -------
     Net earnings in accordance with U.S. GAAP      $   1,552       $   969       $   656       $ 3,392
     Equity accounted investees(a)                         --          (148)           --          (747)
     Depreciation of Fixed assets(b)                      (41)          (41)          (82)          (82)
     Stock-based compensation(c)                         (177)         (137)         (178)         (139)
     Timing differences - Selling, general and
       administrative expenses(d)                          --            --            --           500
     Interest accretion on Subordinated Notes(e)           --            --            --           (48)
                                                    ---------       -------       -------       -------
     Net earnings in accordance with Canadian
       GAAP                                         $   1,334       $   643       $   396       $ 2,876
                                                    =========       =======       =======       =======

     Earnings (loss) per share (note 12):
     Earnings (loss) per share - basic:
       Net earnings (loss) from continuing
          operations                                $    0.03       $  0.02       $    --       $  0.09
       Net earnings from discontinued
          operations                                $      --       $    --       $  0.01       $    --
                                                    ---------       -------       -------       -------
       Net earnings                                 $    0.03       $  0.02       $  0.01       $  0.09
                                                    =========       =======       =======       =======

     Earnings (loss) per share - diluted:
       Net earnings (loss) from continuing
          operations                                $    0.03       $  0.02       $    --       $  0.08
       Net earnings from discontinued
          operations                                $      --       $    --       $  0.01       $    --
                                                    ---------       -------       -------       -------
       Net earnings                                 $    0.03       $  0.02       $  0.01       $  0.08
                                                    =========       =======       =======       =======


     CONSOLIDATED SHAREHOLDERS' EQUITY (DEFICIT)

     The following is a reconciliation of shareholders' equity (deficit) reflecting the difference between Canadian and U.S. GAAP:

                                                                          JUNE 30,        DECEMBER 31,
                                                                            2004             2003
                                                                          --------        ------------
     Shareholders' equity (deficit) in accordance with U.S. GAAP          $(50,985)         $(51,776)
     Fixed asset impairments(b)                                                770               852
                                                                          --------          --------
     Shareholders' equity (deficit) in accordance with Canadian GAAP      $(50,215)         $(50,924)
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

19. SUMMARY OF MATERIAL DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) IN THE UNITED STATES AND CANADA (cont'd)

     CONSOLIDATED BALANCE SHEET

     The following is the Canadian GAAP Consolidated Balance Sheet as at December 31, 2003:


                                                                           AS AT
                                                                        DECEMBER 31,
                                                                            2003
                                                                        ------------
     ASSETS
     Cash and cash equivalents                                            $  47,282
     Restricted cash                                                          4,961
     Accounts receivable                                                     13,887
     Financing receivable                                                    56,742
     Inventories                                                             28,218
     Prepaid expenses                                                         1,902
     Film assets                                                              1,568
     Property, plant and equipment                                           36,670
     Other assets                                                             8,297
     Future income taxes                                                      3,756
     Goodwill                                                                39,027
     Other intangible assets                                                  3,388
                                                                          ---------
        Total assets                                                      $ 245,698
                                                                          =========

     LIABILITIES
     Accounts payable                                                     $   5,780
     Accrued liabilities                                                     38,264
     Deferred revenue                                                        63,344
     New Senior Notes due 2010                                              160,000
     Old Senior Notes due 2005                                               29,234
                                                                          ---------
        Total liabilities                                                   296,622
                                                                          ---------

     SHAREHOLDERS' EQUITY (DEFICIT)
     Capital stock Common shares. Authorized - unlimited number
       Issued and outstanding - 39,301,758                                  114,153
     Other equity                                                             3,536
     Contributed surplus                                                     11,857
     Deficit                                                               (182,297)
     Cumulative foreign currency translation adjustments                      1,827
                                                                          ---------
        Total shareholders' equity (deficit)                                (50,924)
                                                                          ---------
        Total liabilities and shareholders' equity (deficit)              $ 245,698
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

19. SUMMARY OF MATERIAL DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) IN THE UNITED STATES AND CANADA (cont'd)

     CONSOLIDATED STATEMENT OF OPERATIONS

     The following is the Canadian GAAP Consolidated Statement of Operations for the three and six months ended June 30, 2003:


                                                             THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                JUNE 30, 2003          JUNE 30, 2003
                                                             ------------------      ----------------
     REVENUE
     IMAX systems                                                  $ 22,143              $ 44,459
     Films                                                            7,460                14,294
     Theater operations                                               3,609                 6,775
     Other                                                            2,101                 4,180
                                                                   --------              --------
                                                                     35,313                69,708
     COSTS OF GOODS AND SERVICES                                     21,143                39,800
                                                                   --------              --------
     GROSS MARGIN                                                    14,170                29,908

     Selling, general and administrative expenses                     8,593                16,239
     Research and development                                         1,168                 1,881
     Amortization of intangibles                                        152                   291
     Receivable provisions, net of (recoveries)                          75                   689
                                                                   --------              --------
     EARNINGS FROM OPERATIONS                                         4,182                10,808

     Interest income                                                    145                   410
     Interest expense                                                (4,143)               (8,569)
     Gain (loss) on retirement of notes                                (187)                 (187)
                                                                   --------              --------
     NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS
       BEFORE INCOME TAXES                                               (3)                2,462
     Recovery of income taxes                                           700                   563
                                                                   --------              --------
     NET EARNINGS FROM CONTINUING OPERATIONS                            697                 3,025
     Net loss from discontinued operations                              (54)                 (149)
                                                                   --------              --------
     NET EARNINGS                                                       643                 2,876
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

IMAX systems revenue decreased approximately 7.5% to $20.5 million in the second quarter of 2004 from $22.1 million in the same period last year. The Company recognized revenue on 5 theater systems in the second quarter of 2004, versus 6 theater systems in the second quarter of 2003. The decrease in systems revenue from installations over the same period last year was partially offset by higher settlement revenue in the period. In the normal course of its business, the Company each year will have customers who, for a number of reasons including the inability to obtain certain consents, approvals or financing, are unable to proceed with theater construction. Once the determination is made that the customer will not proceed with installation, the lease agreement with the customer is generally terminated. Upon the Company being released from its future obligations under the agreement, the initial lease payments that the customer previously made to the Company are recognized as revenue. Settlements relating to terminated lease agreements with customers who were unable to proceed with theater construction included in revenue for the second quarter of 2004 total $2.2 million compared to $1.5 million in the corresponding period last year. A significant portion of such revenue in the second quarter of 2004 related to existing customers which restructured their lease agreements in order to obtain the Company's new IMAX(R) MPX(TM) projection system.

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

IMAX systems revenue decreased approximately 17.9% to $36.5 million in the first half of 2004 from $44.5 million in the same period last year. The Company recognized revenue on 7 theater systems in the first half of 2004, versus 14 theater systems in the first half of 2003, one of which was an operating lease. The decrease in systems revenue from installations over the same period last year was partially offset by higher settlement revenue in the period. In the normal course of its business, the Company each year will have customers who, for a number of reasons including the inability to obtain certain consents, approvals or financing, are unable to proceed with theater construction. Once the determination is made that the customer will not proceed with installation, the lease agreement with the customer is generally terminated. Upon the Company being released from its future obligations under the agreement, the initial lease payments that the customer previously made to the Company are recognized as revenue. Settlements relating to terminated lease agreements with customers who were unable to proceed with theater construction included in revenue for the first half of 2004 total $6.7 million compared to $4.1 million in the corresponding period last year. A significant portion of such revenue in the first half of 2004 related to existing customers which restructured their lease agreements in order to obtain the Company's new IMAX MPX projection system.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(B)     EXHIBITS

3.2 Articles of Amendment of IMAX Corporation, dated June 25, 2004. Incorporated by reference to Exhibit 3.2 to IMAX Corporation's Form 10-Q for the quarter ended June 30, 2004 (File No. 000-24216).

3.3 By-Law No.1 of IMAX Corporation enacted on June 3, 2004. Incorporated by reference to Exhibit 3.3 to IMAX Corporation's Form 10-Q for the quarter ended June 30, 2004 (File No. 000-24216).

10.18 Amended Employment Agreement, dated June 3, 2004 between IMAX Corporation and Bradley J. Wechsler. Incorporated by reference to
        Exhibit 10.18 to IMAX Corporation's Form 10-Q for the quarter ended June 30, 2004 (File No. 000-24216).

10.19 Amended Employment Agreement, dated June 3, 2004 between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit
        10.19 to IMAX Corporation's Form 10-Q for the quarter ended June 30, 2004 (File No. 000-24216).

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



                                        IMAX CORPORATION




Date:  September 13, 2004                By: /s/  Francis T. Joyce
-------------------------                    -----------------------------------
                                             Francis T. Joyce
                                             Chief Financial Officer
                                             (Principal Financial Officer)




Date:  September 13, 2004                By: /s/  Kathryn A. Gamble
-------------------------                    -----------------------------------
                                             Kathryn A. Gamble
                                             Vice President, Finance, Controller
                                             (Principal Accounting Officer)