Form 10-Q
period 2004-09-30
IMAX CORP
filed 2004-10-28
CIK 921582

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004
                                               ------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-24216

                                IMAX CORPORATION
             (Exact name of registrant as specified in its charter)

                  Canada                                        98-0140269
      -------------------------------                     ----------------
      (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                      Identification Number)


      2525 Speakman Drive, Mississauga, Ontario, Canada              L5K 1B1
      -------------------------------------------------          ------------
      (Address of principal executive offices)                   (Postal Code)

      Registrant's telephone number, including area code   (905) 403-6500
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
                                 Yes [X] No [ ]

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                         Outstanding as of October 15, 2004
--------------------------                    ----------------------------------
Common stock, no par value                    39,315,491

================================================================================

                                IMAX CORPORATION

                                TABLE OF CONTENTS

                                                                                                           PAGE
                                                                                                           ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements...........................................................................     3

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations..................................................    31

Item 3.  Quantitative and Qualitative Factors about Market Risk.........................................    43

Item 4.  Controls and Procedures........................................................................    43

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................................    44

Item 6.  Exhibits.......................................................................................    46

Signatures..............................................................................................    47

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

                                IMAX CORPORATION

                                                                                      PAGE
                                                                                      ----
PART I      FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            The following Condensed Consolidated Financial Statements are filed as part of this Report:

            Condensed Consolidated Balance Sheets as at September 30, 2004 and
            December 31, 2003.................................................         4

            Condensed Consolidated Statements of Operations for the three and
            nine month periods ended September 30, 2004 and 2003..............         5

            Condensed Consolidated Statements of Cash Flows for the nine month
            periods ended September 30, 2004 and 2003.........................         6

            Notes to Condensed Consolidated Financial Statements..............         7

                                IMAX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
                         (in thousands of U.S. dollars)

                                                                                    SEPTEMBER 30,
                                                                                        2004           DECEMBER 31,
                                                                                    (UNAUDITED)            2003
                                                                                  ----------------   ---------------
ASSETS
Cash and cash equivalents                                                         $         20,664   $        47,282
Restricted cash (note 7(b))                                                                     --             4,961
Accounts receivable, net of allowance for doubtful accounts of $7,902
  (2003 - $7,278)                                                                           17,574            13,887
Financing receivables (note 3)                                                              60,774            56,742
Inventories (note 4)                                                                        27,374            28,218
Prepaid expenses                                                                             3,480             1,902
Film assets                                                                                    734             1,568
Fixed assets                                                                                31,357            35,818
Other assets                                                                                13,275            13,827
Deferred income taxes (note 11)                                                              4,545             3,756
Goodwill                                                                                    39,027            39,027
Other intangible assets                                                                      3,116             3,388
                                                                                  ----------------   ---------------
   Total assets                                                                   $        221,920   $       250,376
                                                                                  ================   ===============
LIABILITIES
Accounts payable                                                                  $          6,633   $         5,780
Accrued liabilities (note 7(c))                                                             53,792            43,794
Deferred revenue                                                                            50,640            63,344
New Senior Notes due 2010 (note 5)                                                         160,000           160,000
Old Senior Notes due 2005 (note 6)                                                              --            29,234
                                                                                  ----------------   ---------------
   Total liabilities                                                                       271,065           302,152
                                                                                  ----------------   ---------------
COMMITMENTS AND CONTINGENCIES (notes 7 and 8)

SHAREHOLDERS' EQUITY (DEFICIT)
Capital stock - no par value. Authorized -
  unlimited number. Issued and outstanding - 39,315,491 (2003 - 39,301,758)                115,653           115,609
Other equity                                                                                 3,290             3,159
Deficit                                                                                   (168,733)         (171,189)
Accumulated other comprehensive income                                                         645               645
                                                                                  ----------------   ---------------
   Total shareholders' deficit                                                             (49,145)          (51,776)
                                                                                  ----------------   ---------------
   Total liabilities and shareholders' equity (deficit)                           $        221,920   $       250,376
                                                                                  ================   ===============

         (the accompanying notes are an integral part of these condensed consolidated financial statements)

                                IMAX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
            (in thousands of U.S. dollars, except per share amounts)
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                                              -----------------------------   ----------------------------
                                                                       SEPTEMBER 30,                  SEPTEMBER 30,
                                                              -----------------------------   ----------------------------
                                                                   2004           2003            2004           2003
                                                              -------------   -------------   -------------  -------------
REVENUE
IMAX systems (note 9(a))                                      $      21,309   $      11,455   $      57,811  $      55,913
Films                                                                 6,076           5,275          17,166         19,570
Theater operations                                                    3,689           3,367          11,203         10,142
Other                                                                   753           1,131           2,276          3,702
                                                              -------------   -------------   -------------  -------------
                                                                     31,827          21,228          88,456         89,327
COSTS OF GOODS AND SERVICES                                          17,356          11,538          47,014         49,352
                                                              -------------   -------------   -------------  -------------
GROSS MARGIN                                                         14,471           9,690          41,442         39,975

Selling, general and administrative expenses (note 9(b))              7,587           8,265          24,541         24,864
Research and development                                              1,019             952           3,034          2,833
Amortization of intangibles                                             240             181             545            473
Income from equity-accounted investees                                   --            (228)             --           (501)
Receivable provisions, net of (recoveries) (note 10)                      2            (425)           (965)           264
                                                              -------------   -------------   -------------  -------------
EARNINGS FROM OPERATIONS                                              5,623             945          14,287         12,042

Interest income                                                         439             105             664            515
Interest expense                                                     (4,378)         (3,606)        (12,566)       (11,949)
Loss on retirement of notes (note 6)                                     --            (146)           (784)          (333)
Recovery on long-term investments (note 9(c))                            --             355              --            355
                                                              -------------   -------------   -------------  -------------
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES                                                       1,684          (2,347)          1,601            630
Recovery of (provision for) income taxes (note 11)                      (84)           (163)            255            400
                                                              -------------   -------------   -------------  -------------
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS                        1,600          (2,510)          1,856          1,030
Net earnings (loss) from discontinued operations (note 15)              200            (144)            600           (292)
                                                              -------------   -------------   -------------  -------------
NET EARNINGS (LOSS)                                           $       1,800   $      (2,654)  $       2,456  $         738
                                                              =============   =============   =============  =============
EARNINGS PER SHARE (note 12(b)):
Earnings per share - basic and diluted:
  Net earnings (loss) from continuing operations              $        0.04   $       (0.07)  $        0.05  $        0.03
  Net earnings (loss) from discontinued operations            $        0.01   $          --   $        0.01  $       (0.01)
                                                              -------------   -------------   -------------  -------------
  Net earnings (loss)                                         $        0.05   $       (0.07)  $        0.06  $        0.02
                                                              =============   =============   =============  =============

         (the accompanying notes are an integral part of these condensed consolidated financial statements)

                                IMAX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
                         (in thousands of U.S. dollars)
                                   (UNAUDITED)

                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                                 2004           2003
                                                                            -------------   -------------
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net earnings from continuing operations                                     $       1,856   $       1,030
Items not involving cash:
   Depreciation and amortization                                                   10,537           8,243
   Write-downs (recoveries)                                                          (963)            260
   Income from equity-accounted investees                                              --            (501)
   Deferred income taxes                                                             (788)             --
   Loss on retirement of notes                                                        784             333
   Stock and other non-cash compensation                                            2,264           4,103
   Non-cash foreign exchange gain                                                     (12)           (685)
Premium on repayment of notes                                                        (576)             --
Payment under certain employment agreements                                            --          (1,550)
Investment in film assets                                                          (2,782)         (1,108)
Changes in restricted cash                                                          4,961            (142)
Changes in other non-cash operating assets and liabilities                        (10,606)        (14,111)
Net cash used in operating activities from discontinued operations                     --            (573)
                                                                            -------------   -------------
Net cash provided by (used in) operating activities                                 4,675          (4,701)
                                                                            -------------   -------------

INVESTING ACTIVITIES
Purchase of fixed assets                                                             (693)         (1,147)
Increase in other assets                                                             (857)           (794)
Increase in other intangible assets                                                  (271)           (435)
Recovery on long-term investments                                                      --             355
Net cash used in investing activities from discontinued operations                     --             (11)
                                                                            -------------   -------------
Net cash used in investing activities                                              (1,821)         (2,032)
                                                                            -------------   -------------
FINANCING ACTIVITIES
Repayment of Old Senior Notes due 2005                                            (29,234)             --
Repayment of Subordinated Notes                                                        --          (9,143)
Financing costs related to New Senior Notes due 2010                                 (681)             --
Common shares issued                                                                   44           1,410
Net cash provided by financing activities from discontinued operations                400             599
                                                                            -------------   -------------
Net cash used in financing activities                                             (29,471)         (7,134)
                                                                            -------------   -------------

Effects of exchange rate changes on cash                                               (1)            184
                                                                            -------------   -------------

DECREASE IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS                  (27,018)        (13,698)
Increase in cash and cash equivalents from discontinued
   operations                                                                         400              15
                                                                            -------------   -------------
DECREASE IN CASH AND CASH EQUIVALENTS, DURING THE PERIOD                          (26,618)        (13,683)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     47,282          33,801
                                                                            -------------   -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $      20,664   $      20,118
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

      These financial statements should be read in conjunction with the Company's most recent annual report on Form 10-K/A (amendment No. 2) for the year ended December 31, 2003 which should be consulted for a summary of the significant accounting policies utilized by the Company. These interim financial statements are prepared following accounting policies consistent with the Company's financial statements for the year ended December 31, 2003, except as described in note 2.

      EMPLOYEE STOCK-BASED COMPENSATION

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

                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                         SEPTEMBER 30,                 SEPTEMBER 30,
                                                -----------------------------  ---------------------------
                                                      2004          2003            2004         2003
                                                -------------   -------------  -------------  ------------
Net earnings (loss) as reported                 $       1,800   $      (2,654) $       2,456  $        738
Stock based compensation expense, if the
  methodology prescribed by FAS 123 had
  been adopted                                         (1,930)         (2,323)        (5,292)       (6,904)
                                                -------------   -------------- -------------  ------------
Adjusted net loss                               $        (130)  $      (4,977) $      (2,836) $     (6,166)
                                                =============   =============  =============  ============

Earnings (loss) per share - basic and diluted:

 Net earnings as reported                       $        0.05   $       (0.07) $        0.06  $       0.02
 FAS 123 stock based compensation expense               (0.05)  $       (0.06) $       (0.13) $      (0.20)
                                                -------------   -------------  -------------  -------------
 Adjusted net loss                              $          --    $      (0.13) $       (0.07) $      (0.18)
                                                =============   =============  =============  =============

      Of the total stock based compensation expense under FAS 123 for the three and nine months ended September 30, 2004, $1,206 and $3,616, respectively relate to stock grants made in 2000 at an average exercise price of $24.25. In accordance with FAS 123, this expense represents amortization of stock option charges that were valued at the grant date using an option-pricing model with assumptions that were valid at the time with no further update of current stock trends and assumptions.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)

      EMPLOYEE STOCK-BASED COMPENSATION (cont'd)

      The weighted average fair value of common share options granted to employees for the three and nine months ended September 30, 2004 at the time of grant was $2.11 and $2.07 per share, respectively (2003 - $2.85 and $2.70 per share). For the three months ended March 31, 2003 and prior, the Company used the Black-Scholes option-pricing model to determine the fair value of common share options granted as estimated at the grant date. The following assumptions were used during the three months ended March 31, 2003: dividend yield of 0% an average risk free interest rate of 2.1%, 20% forfeiture of options vesting greater than two years; expected life of one to seven years; and expected volatility of 50%. As of April 1, 2003, the Company adopted a Binomial option-pricing model to determine the fair value of common share options at the grant date. For the three and nine months ended September 30, 2004, the following assumptions were used: dividend yield of 0%. (three and six months ended September 30, 2003 - 0%); an average risk free interest rate of 4.1% and 4.8% (three and six months ended September 30, 2003 - 4.1% and 3.0%); an equity risk premium between 5.5% and 6.3% and between 3.8% and 6.3% (three and six months ended September 30, 2003 - between 4.7% and 6.3% and between 4.7% and 10.7%); a beta between 1.04 and 1.11 and between 0.95 and 1.11 (three and six months ended September 30, 2003 - between 0.85 and 1.03); expected option life between 4.4 and 5.4 years and between 2.6 and 5.4 years (three and six months ended September 30, 2003 - between 2.6 and 4.4 years and between 2.6 and 5.1 years); an average expected volatility of 62% (three and six months ended September 30, 2003 - 62%); and an annual termination probability of between 8.1% and 9.6% (three and six months ended September 30, 2003 - 8.1% and 9.6%). Had the Company changed from using the Black-Scholes option pricing model to a Binomial option pricing model effective January 1, 2003 rather than April 1, 2003, the impact would not have been significant.

2.    ACCOUNTING CHANGES

      As of January 1, 2004, the Company adopted FIN 46 (revised 2003 by FIN
      46R) which requires a variable interest entity ("VIE") to be consolidated by its primary beneficiary ("PB"). The PB is the party that absorbs a majority of the VIE's expected losses and/or receives a majority of the expected residual returns. The Company has evaluated its various variable interests to determine whether they are in VIE's.

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

      The Company has determined that one of its film production companies is a VIE with total assets of $0.1 million and total liabilities of $0.1 million as at September 30, 2004. Since the Company absorbs a majority of the VIE's losses, the Company has determined that it is the PB of the entity. The Company continues to consolidate this entity with no material impact on the operating results or financial condition of the Company.

      The Company also has interests in three other film production companies which are VIE's, however the Company did not consolidate these film entities since it did not bear the majority of the expected losses or expected residual returns.

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

3.    FINANCING RECEIVABLES

      The Company generally provides its theater systems to customers on a long-term lease basis, typically with initial lease terms of 10 to 20 years. Financing receivables consisting of net investment in leases and long term receivables are comprised of the following:

                                                        SEPTEMBER 30,     DECEMBER 31,
                                                             2004             2003
                                                       ---------------  ----------------
NET INVESTMENT IN LEASES
Gross minimum lease amounts receivable                 $       103,016  $         97,408
Residual value of equipment                                        787               824
Unearned finance income                                        (41,255)          (38,847)
                                                       ---------------  ----------------
Present value of minimum lease amounts receivable               62,548            59,385
Accumulated allowance for uncollectible amounts                 (5,116)           (5,840)
                                                       ---------------  ----------------
Net investment in leases                                        57,432            53,545
                                                       ---------------  ----------------

Long-term receivables                                            3,342             3,197
                                                       ---------------  ----------------

Total financing receivables                            $        60,774  $         56,742
                                                       ===============  ================

4.    INVENTORIES

                          SEPTEMBER 30,     DECEMBER 31,
                               2004             2003
                         ---------------- ----------------
Raw materials            $         6,831  $          5,868
Work-in-process                    6,695             4,327
Finished goods                    13,848            18,023
                         ---------------  ----------------
                         $        27,374  $         28,218
                         ===============  ================

5.    NEW SENIOR NOTES DUE 2010

      As at September 30, 2004, the Company has $160.0 million aggregate principal of 9.625% senior notes due December 1, 2010 (the "New Senior Notes"). On October 6, 2004, the Company commenced an offer to exchange up to US$160,000,000 aggregate principal amount of its outstanding New Senior Notes for a like principal amount of its 9.625% Senior Notes due 2010 (the "Registered Notes"). The Company's registration statement on Form S-4 relating to the Registered Notes was declared effective by the Securities and Exchange Commission on September 30, 2004. The Registered Notes are unconditionally guaranteed, jointly and severally, by certain of the Company's wholly-owned subsidiaries. The terms of the Registered Notes are substantially identical to the terms of the New Senior Notes, and evidence the same indebtedness as the New Senior Notes, except that the Registered Notes are registered under U.S. securities laws, do not contain restrictions on transfer or provisions relating to special interest under circumstances related to the timing of the exchange offer, bear a different CUSIP number from the New Senior Notes and do not entitle their holders to registration rights.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)

6.    OLD SENIOR NOTES DUE 2005

      In December 2003, the Company completed a tender offer and consent solicitation for the remaining $152.8 million of principal of senior notes due December 1, 2005 bearing interest at a rate of 7.875% per annum (the "Old Senior Notes") that were not retired previously. In December 2003, $123.6 million in principal of the Old Senior Notes were redeemed pursuant to a tender offer. Notice of Redemption for all remaining outstanding Old Senior Notes was delivered on December 4, 2003 and the remaining $29.2 of outstanding Old Senior Notes were redeemed on January 2, 2004 using proceeds from its New Senior Notes (see note 5).

      In January 2004, the Company recorded a loss of $0.8 million related to the retirement of the Company's Old Senior Notes. During the first nine months of 2003, the Company recorded a loss of $0.3 million from the retirement of $31.5 million of the Company's Old Senior Notes.

7.    COMMITMENTS

(a) The Company's total minimum annual rental payments to be made under operating leases for premises as of September 30, 2004 for each of the years ended December 31 are as follows:

2004 (three months remaining)   $    1,385
2005                                 5,956
2006                                 5,765
2007                                 5,551
2008                                 5,334
Thereafter                          37,171
                                ----------
                                $   61,162
                                ==========

(b) As at September 30, 2004, the Company has letters of credit of $5.2 million outstanding under the Company's credit facility arrangement (see note 17). As at December 31, 2003, the Company had letters of credit of $5.0 million outstanding, which had been collateralized by cash deposits.

(c) In March 2004, the Company received $5.0 million in cash under a film financing arrangement which is included in accrued liabilities. The Company is required to expend these funds towards the production of a motion picture title. The Company has expended $0.3 million of these funds as at September 30, 2004.

8.    CONTINGENCIES

(a) In March 2001, a complaint was filed against the Company by Muvico Entertainment, L.L.C. ("Muvico"), alleging misrepresentation and seeking rescission in respect of the system lease agreements between the Company and Muvico. The complaint was subsequently amended to add claims for fraud based upon the same factual allegations underlying its prior claims. The Company filed counterclaims against Muvico for breach of contract, unjust enrichment, unfair competition and/or deceptive trade practices and theft of trade secrets, and brought claims against MegaSystems, Inc. ("MegaSystems"), a large-format theater system manufacturer, for tortious interference and unfair competition and/or deceptive trade practices and to enjoin Muvico and MegaSystems from using the Company's confidential and proprietary information. The case is being heard in the U.S. District Court, Southern District of Florida, Miami Division. On September 27, 2004, the Court granted the Company's motion for summary judgment, awarding the Company judgment as a matter of law on all of the substantive claims asserted by Muvico in the complaint. The Company is awaiting final decision from the Court with regard to its damages claims.

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

(c) In November 2001, the Company filed a complaint with the District Court of Munich against Big Screen, a German large-screen cinema owner in Berlin ("Big Screen"), demanding payment of rental payments and certain other amounts owed to the Company. Big Screen has raised a defense based on alleged infringement of German antitrust rules, relating mainly to an allegation of excessive pricing. Big Screen had brought a number of motions for restraining orders in this matter relating to the Company's provision of films and maintenance, all of which have been rejected by the courts, including the Berlin Court of Appeals, and for which all appeals have been exhausted. The Company believes that all of the allegations in Big Screen's individual defense are entirely without merit and will accordingly continue to prosecute this matter vigorously. The Company believes that the amount of the loss, if any, suffered in connection with this dispute would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

(d) In May, 2002, the Company filed a complaint with the District Court of Nuremberg-Furth, Germany against Siewert Holding in Wuerzburg ("Siewert"), demanding payment of rental obligations and other amounts owed to the Company. Siewert raised a defense based on alleged infringement of German antitrust rules. By judgement of December 20, 2002, the District Court rejected the defense and awarded judgement in documentary proceedings in favor of the Company and added further amounts that had fallen due. Siewert applied for leave to appeal to the German Supreme Court on matters of law, which was rejected by the German Supreme Court in March 2004. Siewert subsequently made a partial payment of amounts awarded to the Company. Siewert has filed follow up proceedings to the documentary proceedings in the District Court, in large part repeating the claims rejected in the documentary proceeding. On September 30, 2004, Siewert filed for insolvency with the Local Court in Wuerzburg. To the extent the lawsuit will be continued following the commencement of the insolvency proceedings, the Company will continue to vigorously pursue its claims and believes that the amount of loss, if any, suffered in connection with these proceedings would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)

8.    CONTINGENCIES (cont'd)

(e) In January 2004, the Company and IMAX Theatre Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages of approximately $3.7 million before the International Court of Arbitration of the International Chambers of Commerce (the "ICC") with respect to the breach by Electronic Media Limited ("EML") of its December 2000 agreement with the Company. In April 2004, EML filed an answer and counterclaim seeking the return of funds EML has paid to the Company, incidental expenses and punitive damages. In June 2004, the Company commenced a related arbitration before the ICC against EML's affiliate, E-CITI Entertainment
      (I) PVT Limited ("E-Citi"), seeking $17,777,950 as a result of E-Citi's breach of a September 2000 lease agreement. E-Citi has responded to the arbitration demand and has asserted several defenses, including that the ICC does not have jurisdiction for the arbitration. The Company believes that the allegations made by EML in its counterclaim are entirely without merit and has requested that the counterclaim be dismissed on the basis that EML has recently advised the ICC that it has insufficient funds to pay its share of the arbitration costs. The Company believes that the amount of loss, if any, suffered in connection with the arbitration would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

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

9.    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS SUPPLEMENTAL INFORMATION

(a) In the normal course of its business, the Company each year will have customers who, for a number of reasons including the inability to obtain certain consents, approvals or financing, are unable to proceed with theater construction. Once the determination is made that the customer will not proceed with installation, the lease agreement with the customer is generally terminated by the Company. Upon the customer and the Company being released from their future obligations under the agreement, the initial lease payments that the customer previously made to the Company are recognized as revenue. Included in systems revenue for the three and nine months ended September 30, 2004 are $2.9 million and $9.5 million, respectively (2003 - $3.4 million, $7.6 million) for amounts recognized under terminated lease agreements.

(b) Included in selling, general and administrative expenses for the three and nine months ended September 30, 2004 are $0.3 million gain and $0.1 million loss, respectively (2003 - $0.2 million gain, $1.2 million gain) for net foreign exchange related to the translation of foreign currency denominated monetary assets, liabilities and integrated subsidiaries.

(c) In August 2003, the Company agreed to restructure its 6% Senior Secured Convertible Debenture (the "Debenture") due from Mainframe Entertainment, Inc. ("Mainframe"). Under the terms of the restructuring agreement, the payment terms of the Debenture were revised, while the Company retained its security over all of Mainframe's property and assets for the balance of the payments due. The Company recorded $0.4 million in income for the three and nine month periods ended September 30, 2003 related to cash received under the debt restructuring agreement.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)

10.   RECEIVABLE PROVISIONS (RECOVERIES), NET

                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                           SEPTEMBER 30,                  SEPTEMBER 30,
                                                  -----------------------------  ----------------------------
                                                       2004            2003           2004           2003
                                                  -------------   -------------  -------------   ------------
Accounts receivable provisions (recoveries),
   net                                            $           2   $          93  $        (240)  $        515
Financing receivables provisions (recoveries),
  net(1)                                          $          --   $        (518) $        (725)  $       (251)
                                                  -------------   -------------  -------------   ------------
Receivable provisions (recoveries), net           $           2   $        (425) $        (965)  $        264
                                                  =============   =============  =============   ============

      (1) For the three and nine months ended September 30, 2004, the Company recorded a recovery of previously provided amounts of $nil and $0.7 million, respectively (2003 - $0.5 million, $0.3 million) as the collectibility uncertainty associated with certain leases was resolved by amendment or settlement of the leases.

11.   INCOME TAXES

      The effective tax rate on earnings differs significantly from the Canadian statutory rate due to the effect of permanent differences, income taxed at differing rates in foreign and other provincial jurisdictions, tax recoveries and charges relating to favourable or unfavourable tax examinations, and changes in the Company's valuation allowance on deferred tax assets. The income tax (expense) recovery for the quarter is calculated by applying the estimated average annual effective tax rate to quarterly pre-tax income. The Company recorded within the tax provision in the current quarter a tax recovery of $0.4 million related to refunds resulting from favourable conclusions to two separate tax examinations and the utilization of previously recorded income tax credits.

      As at September 30, 2004, the Company has recognized net deferred income tax assets of $4.5 million, comprised of tax credit carryforwards, net operating loss and capital loss carryforwards and other deductible temporary differences, which can be utilized to reduce either taxable income or taxes otherwise payable in future years. As of September 30, 2004, the Company had a gross deferred income tax asset of $50.6 million, against which the Company is carrying a $46.1 million valuation allowance.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)

12.   CAPITAL STOCK

(a)   STOCK BASED COMPENSATION

      In the three and nine months ended September 30, 2004, an aggregate of 13,335 and 40,005 options (2003 - 13,335 and 125,059) with an average exercise price of $5.27 and $5.96 (2003 - $8.20 and $6.22) to purchase the Company's common stock were issued to certain advisors and strategic partners of the Company, respectively. The Company has calculated the fair value of these options on the date of grant for the three and nine months ended September 30, 2004 to be $0.04 million and $0.1 million (2003 - $0.1 million and $0.4 million), respectively, using a Binomial option-pricing model with the following underlying assumptions: dividend yield of 0%; an average risk free interest rate of 3.49% and 3.37% (2003 - 3.09% and 2.45%), expected option life of 5 years; and an average expected volatility of 62.0%.

      The Company has recorded a charge of $0.04 million and $0.1 million to costs of goods and services related to the non-employee stock options granted in the three and nine months ended September 30, 2004 (2003 - $0.1 million, $0.4 million).

      There were no warrants issued in the three and nine months ended September 30, 2004 (2003 - nil and 550,000). 450,000 warrants remain outstanding of the 550,000 warrants issued in 2003, which vest when certain film related milestones are met, and have an exercise price of $6.06. The warrants generally expire 5 years after the date of grant or vesting. At September 30, 2004, 200,000 warrants were vested and exercisable. The Company believes that no additional warrants will ultimately vest.

(b)   EARNINGS (LOSS) PER SHARE

      Reconciliations of the numerators and denominators of the basic and diluted per-share computations, are comprised of the following:

                                                       THREE MONTHS ENDED                NINE MONTHS ENDED
                                                         SEPTEMBER 30,                     SEPTEMBER 30,
                                                  -----------------------------    -----------------------------
                                                       2004            2003            2004             2003
                                                  -------------   -------------    -------------   -------------
Net earnings applicable to common
  shareholders:

Net earnings (loss)                               $       1,800   $      (2,654)   $       2,456   $         738
                                                  =============   =============    =============   =============

Weighted average number of common shares
  (000's):
Issued and outstanding, beginning of period              39,316          36,426           39,302          32,973
Weighted average number of shares issued during
  the period                                                 --             665                8           1,619
                                                  -------------   -------------    -------------   -------------
Weighted average number of shares used in
  computing basic earnings per share                     39,316          37,091           39,310          34,592
Assumed exercise of stock options, net of
shares assumed repurchased                                  576              --              401             532
                                                  -------------   -------------    -------------   -------------
Weighted average number of shares used in
  computing diluted earnings per share                   39,892          37,091           39,711          35,124
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

13.   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTAL INFORMATION

                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                 SEPTEMBER 30,                  SEPTEMBER 30,
                        -----------------------------  -----------------------------
                             2004           2003           2004            2003
                        -------------   -------------  -------------   -------------
Interest paid           $          65   $         174  $       7,961   $       8,438
Income taxes paid       $         352   $         313  $       1,280   $       2,089

14.   SEGMENTED INFORMATION

      The Company has four reportable segments: IMAX systems, films, theater operations and other.

      There has been no change in the basis of measurement of segment profit or loss from the Company's most recent annual report on form 10-K/A for the year ended December 31, 2003. Inter-segment transactions are not significant.

                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                        SEPTEMBER 30,                   SEPTEMBER 30,
                                -----------------------------  -----------------------------
                                     2004            2003           2004            2003
                                -------------   -------------  -------------   -------------
REVENUE
IMAX systems                    $      21,309   $      11,455  $      57,811   $      55,913
Films                                   6,076           5,275         17,166          19,570
Theater operations                      3,689           3,367         11,203          10,142
Other                                     753           1,131          2,276           3,702
                                -------------   -------------  -------------   -------------
TOTAL                           $      31,827   $      21,228  $      88,456   $      89,327
                                =============   =============  =============   =============

EARNINGS FROM OPERATIONS
IMAX systems                    $      11,725   $       6,008  $      33,271   $      26,824
Films                                  (1,653)           (283)        (4,060)            506
Theater operations                         (8)           (466)           886          (1,346)
Other                                     (58)            635           (670)          1,687
Corporate overhead                     (4,383)         (4,949)       (15,140)        (15,629)
                                -------------   -------------  -------------   -------------
TOTAL                           $       5,623   $         945  $      14,287   $      12,042
                                =============   =============  =============   =============

15.   DISCONTINUED OPERATIONS

(a)   MIAMI THEATER LLC

      On December 23, 2003, the Company closed its owned and operated Miami IMAX theater. The Company completed its abandonment of assets and removal of its projection system from the theater in the first quarter of 2004, with no financial impact. The Company is involved in an arbitration proceeding with the landlord of the theater with respect to the amount owing to the landlord by the Company for lease and guarantee obligations. The amount of loss to the Company has been estimated at between $0.8 million and $2.3 million, of which the Company had accrued $0.8 million as at December 31, 2003. During 2004, the Company paid out $0.8 million with respect to amounts owing to the landlord. As the Company is uncertain as to the outcome of the proceeding, no additional amount has been recorded.

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

      As part of the transaction, the Company restructured its advances to DPI, releasing DPI from obligations to repay any amounts in excess of $12.7 million previously advanced by the Company, and reorganized the remaining $12.7 million of debt owing to the Company into two separate loan agreements. During the three and nine months ended September 30, 2004, the Company recognized $0.2 million and $0.6 million in income from discontinued operations for cash ultimately received (2003 - $0.2 million, $0.6 million). As of September 30, 2004, the remaining loan receivable balance is $11.3 million, which has been fully provided for.

(c)   CONSOLIDATED STATEMENT OF OPERATIONS FOR MIAMI THEATER AND DPI

      The net earnings (loss) from discontinued operations summarized in the Consolidated Statements of Operations, for the periods ended September 30, was comprised of the following:

                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                           SEPTEMBER 30,                  SEPTEMBER 30,
                                                  ----------------------------   ----------------------------
                                                        2004           2003           2004           2003
                                                  -------------   ------------   -------------   ------------
Net earnings (loss) from discontinued operations  $         200   $       (144)  $         600   $       (292)
                                                  =============   ============   =============   ============

16.   DEFINED BENEFIT PLAN

      The Company has a defined benefit pension plan covering its two Co-Chief Executive Officers. The plan provides for a lifetime retirement benefit from age 55 determined as 75% of the member's best average 60 consecutive months of earnings during the 120 months proceeding retirement. Once benefit payments begin, the benefit is indexed annually to the cost of living and further provides for 100% continuance for life to the surviving spouse. The benefits were 50% vested as at July 12, 2000, the plan initiation date. The vesting percentage increases on a straight-line basis from inception until age 55. The vesting percentage of a member whose employment terminates other than by voluntary retirement shall be 100%. Also, upon the occurrence of a change in control of the Company prior to termination of a member's employment, the vesting percentage shall become 100%. As the plan is unfunded, the Company had not paid any contributions in the period ended September 30, 2004 and does not expect to pay any contributions in the remainder of the year. The following table provides disclosure of pension expense for the defined benefit plan for the periods ended September 30:

                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                       -----------------------------  ----------------------------
                                           2004           2003            2004            2003
                                       ------------   -------------   ------------    ------------
Service cost                           $        516   $         489   $      1,548    $      1,467
Interest cost                                   317             272            951             816
Amortization of prior service cost              349             349          1,047           1,048
                                       ------------   -------------   ------------    ------------
Pension expense                        $      1,182   $       1,110   $      3,546    $      3,331
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

17.   CREDIT FACILITY

      On February 6, 2004, the Company entered into a loan agreement for a secured revolving credit facility with Congress Financial Corporation (Canada) (the "Credit Facility") The Credit Facility is a three-year revolving credit facility with yearly renewal options thereafter, permitting maximum aggregate borrowings of $20.0 million, subject to a borrowing base calculation which includes the Company's financing receivables, and certain reserve requirements. The Credit Facility bears interest at Prime + 0.25% per annum or Libor + 2.0% per annum and is collateralized by a first priority security interest in all of the current and future assets of the Company. The Credit Facility contains typical affirmative and negative covenants, including covenants that restrict the Company's ability to: incur certain additional indebtedness; make certain loans, investments or guarantees; pay dividends; make certain asset sales; incur certain liens or other encumbrances; conduct certain transactions with affiliates and enter into certain corporate transactions or dissolve. In addition, the Credit Facility contains customary events of default, including upon an acquisition or a change of control that has a material adverse effect on the Company's financial condition. The Credit Facility also requires the Company to maintain a minimum level of earnings before interest, taxes, depreciation and amortization, and cash collections. As at September 30, 2004, the Company has not drawn down on the Credit Facility, however, it has issued letters of credit for $5.2 million under the Credit Facility arrangement.

18.   SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

      The Company's New Senior Notes and Registered Notes are unconditionally guaranteed, jointly and severally by specific wholly-owned subsidiaries of the Company (the "Guarantor Subsidiaries"). The main Guarantor Subsidiaries are David Keighley Productions 70 MM Inc., Sonics Associates Inc., and the subsidiaries that own and operate certain theaters. These guarantees are full and unconditional. The information under the column headed "Non-Guarantor Subsidiaries" relates to the following subsidiaries of the Company: IMAX Japan Inc., IMAX B.V., and IMAX Entertainment Pte. Inc., (the "Non-Guarantor Subsidiaries") which have not provided any guarantees of the New Senior Notes nor the Registered Notes.

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

18.   SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Balance Sheets as at September 30, 2004:

                                                                                             ADJUSTMENTS
                                                  IMAX         GUARANTOR     NON-GUARANTOR       AND          CONSOLIDATED
                                               CORPORATION    SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS        TOTAL
                                              -------------  -------------   -------------   -------------   -------------
ASSETS
Cash and cash equivalents                     $      16,181  $       4,412   $          71   $          --   $      20,664
Restricted cash                                          --             --              --              --              --
Accounts receivable                                  13,570          3,610             394              --          17,574
Financing receivables                                59,385          1,389              --              --          60,774
Inventories                                          27,065            242              67              --          27,374
Prepaid expenses                                      3,168            183             129              --           3,480
Intercompany receivables                             12,426         28,970          11,355         (52,751)             --
Film assets                                             714             20              --              --             734
Fixed assets                                         29,770          1,585               2              --          31,357
Other assets                                         13,275             --              --              --          13,275
Deferred income taxes                                 4,482             63              --              --           4,545
Goodwill                                             39,027             --              --              --          39,027
Other intangible assets                               3,116             --              --              --           3,116
Investments in subsidiaries                          30,392             --              --         (30,392)             --
                                              -------------  -------------   -------------   -------------   -------------
    Total assets                              $     252,571  $      40,474   $      12,018   $     (83,143)  $     221,920
                                              =============  =============   =============   =============   =============

LIABILITIES
Accounts payable                                      2,769          3,864              --              --           6,633
Accrued liabilities                                  52,188          1,432             172              --          53,792
Intercompany payables                                42,062         33,952           6,935         (82,949)             --
Deferred revenue                                     45,615          4,867             158              --          50,640
New Senior Notes due 2010                           160,000             --              --              --         160,000
                                              -------------  -------------   -------------   -------------   -------------
    Total liabilities                               302,634         44,115           7,265         (82,949)        271,065
                                              -------------  -------------   -------------   -------------   -------------

SHAREHOLDER'S DEFICIT
Common stock                                        115,653             --             117            (117)        115,653
Other equity/Additional paid in
    capital/Contributed surplus                       2,256         46,960              --         (45,926)          3,290
Deficit                                            (169,231)       (49,987)          4,636          45,849        (168,733)
Accumulated other comprehensive income
    (loss)                                            1,259           (614)             --              --             645
                                              -------------  -------------   -------------   -------------   -------------
    Total shareholders' equity (deficit)      $     (50,063) $      (3,641)  $       4,753   $        (194)  $     (49,145)
                                              -------------  -------------   -------------   -------------   -------------
    Total liabilities & shareholders'
    equity (deficit)                          $     252,571  $      40,474   $      12,018   $     (83,143)  $     221,920
                                              =============  =============   =============   =============   =============

In certain Guarantor Subsidiaries, accumulated losses have exceeded the original investment balance. As a result of applying equity accounting, the parent company has consequently reduced intercompany receivable balances with respect to these Guarantor Subsidiaries in the amounts of $30.3 million as at September 30, 2004.

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

18.   SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Operations for the three months ended September 30, 2004:

                                                                                             ADJUSTMENTS
                                                  IMAX         GUARANTOR     NON-GUARANTOR       AND          CONSOLIDATED
                                               CORPORATION    SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS        TOTAL
                                              -------------  -------------   -------------   -------------   -------------
REVENUE
IMAX systems                                  $      21,001  $         168   $         222   $         (82)  $      21,309
Films                                                 5,159          1,399               3            (485)          6,076
Theater operations                                      136          3,578              --             (25)          3,689
Other                                                   753             --              --              --             753
                                              -------------  -------------   -------------   -------------   -------------
                                                     27,049          5,145             225            (592)         31,827
COST OF GOODS AND SERVICES                           13,089          4,710             149            (592)         17,356
                                              -------------  -------------   -------------   -------------   -------------
GROSS MARGIN                                         13,960            435              76              --          14,471

Selling, general and administrative expenses          7,219            221             147              --           7,587
Research and development                              1,019             --              --              --           1,019
Amortization of intangibles                             240             --              --              --             240
Loss (income) from equity-accounted
    investees                                           (68)            --              --              68              --
Receivable provisions (recoveries), net                   2             --              --              --               2
                                              -------------  -------------   -------------   -------------   -------------
EARNINGS (LOSS) FROM OPERATIONS                       5,548            214             (71)            (68)          5,623

Interest income                                         439             --              --              --             439
Interest expense                                     (4,372)            (6)             --              --          (4,378)
Loss on retirement of notes                              --             --              --              --              --
                                              -------------  -------------   -------------   -------------   -------------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS BEFORE INCOME TAXES                    1,615            208             (71)            (68)          1,684
Provision for income taxes                              (17)            --             (67)             --             (84)
                                              -------------  -------------   -------------   -------------   -------------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS                                        1,598            208            (138)            (68)          1,600
Net earnings from discontinued operations               200             --              --              --             200
                                              -------------  -------------   -------------   -------------   -------------
NET EARNINGS (LOSS)                           $       1,798  $         208   $        (138)  $         (68)  $       1,800
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

18.   SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Operations for the three months ended September 30, 2003:

                                                                                              ADJUSTMENTS
                                                  IMAX         GUARANTOR     NON-GUARANTOR        AND         CONSOLIDATED
                                               CORPORATION    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS       TOTAL
                                              -------------  -------------   -------------   -------------   -------------
REVENUE

IMAX systems                                  $      11,118  $         221   $         328   $        (212)  $      11,455
Films                                                 3,245          2,799              28            (797)          5,275
Theater Operations                                      380          3,025              --             (38)          3,367
Other                                                 1,124             --               7              --           1,131
                                              -------------  -------------   -------------   -------------   -------------
                                                     15,867          6,045             363          (1,047)         21,228
COST OF GOODS AND SERVICES                            7,051          6,713             120          (2,346)         11,538
                                              -------------  -------------   -------------   -------------   -------------
GROSS MARGIN                                          8,816           (668)            243           1,299           9,690

Selling, general and administrative expenses          8,199            129             (63)             --           8,265
Research and development                                952             --              --              --             952
Amortization of intangibles                             181             --              --              --             181
Loss (income) from equity-accounted
investees                                               670             82              --            (980)           (228)
Receivable provisions (recoveries), net                (426)             1                              --            (425)
                                              -------------  -------------   -------------   -------------   -------------
EARNINGS (LOSS) FROM OPERATIONS                        (760)          (880)            306           2,279             945

Interest income                                         105             --              --              --             105
Interest expense                                     (3,592)           (14)             --              --          (3,606)
Loss on retirement of notes                            (146)            --              --              --            (146)
Recovery on long-term investments                       355             --              --              --             355
                                              -------------  -------------   -------------   -------------   -------------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS BEFORE INCOME TAXES                   (4,038)          (894)            306           2,279          (2,347)
Recovery of (provision for) income taxes               (125)            15             (53)             --            (163)
                                              -------------  -------------   -------------   -------------   -------------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS                                       (4,163)          (879)            253           2,279          (2,510)
Net earnings from discontinued operations               200           (344)             --              --            (144)
                                              -------------  -------------   -------------   -------------   -------------
NET EARNINGS (LOSS)                           $      (3,963) $      (1,223)  $         253   $       2,279   $      (2,654)
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

18.   SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Operations for the nine months ended September 30, 2004:

                                                                                              ADJUSTMENTS
                                                  IMAX         GUARANTOR     NON-GUARANTOR        AND         CONSOLIDATED
                                               CORPORATION    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS       TOTAL
                                              -------------  -------------   -------------   -------------   -------------
REVENUE
IMAX systems                                  $      56,408  $         793   $         881   $        (271)  $      57,811
Films                                                15,209          4,183              18          (2,244)         17,166
Theater operations                                      456         10,823              --             (76)         11,203
Other                                                 2,275             --               1              --           2,276
                                              -------------  -------------   -------------   -------------   -------------
                                                     74,348         15,799             900          (2,591)         88,456
COST OF GOODS AND SERVICES                           34,144         15,087             374          (2,591)         47,014
                                              -------------  -------------   -------------   -------------   -------------
GROSS MARGIN                                         40,204            712             526              --          41,442

Selling, general and administrative expenses         23,554            537             450              --          25,541
Research and development                              3,034             --              --              --           3,034
Amortization of intangibles                             545             --              --              --             545
Loss (income) from equity-accounted
    investees                                          (210)            --              --             210              --
Receivable provisions (recoveries), net                (889)           (76)             --              --            (965)
                                              -------------  -------------   -------------   -------------   -------------
EARNINGS (LOSS) FROM OPERATIONS                      14,170            251              76            (210)         14,287

Interest income                                         664             --              --              --             664
Interest expense                                    (12,516)           (20)            (30)             --         (12,566)
Loss on retirement of notes                            (784)            --              --              --            (784)
                                              -------------  -------------   -------------   -------------   -------------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS BEFORE INCOME TAXES                    1,534            231              46            (210)          1,601
Recovery of (provision for) income taxes                322             --             (67)             --             255
                                              -------------  -------------   -------------   -------------   -------------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS                                        1,856            231             (21)           (210)          1,856
Net earnings from discontinued operations               600             --              --              --             600
                                              -------------  -------------   -------------   -------------   -------------
NET EARNINGS (LOSS)                           $       2,456  $         231   $         (21)  $        (210)  $       2,456
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

18.   SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Operations for the nine months ended September 30, 2003:

                                                                                              ADJUSTMENTS
                                                  IMAX         GUARANTOR     NON-GUARANTOR        AND         CONSOLIDATED
                                               CORPORATION    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS       TOTAL
                                              -------------  -------------   -------------   -------------   -------------
REVENUE
IMAX systems                                  $      54,693  $       2,259   $       1,061   $      (2,100)  $      55,913
Films                                                10,741         11,011              48          (2,230)         19,570
Theater Operations                                      575          9,677              --            (110)         10,142
Other                                                 3,642             --             125             (65)          3,702
                                              -------------  -------------   -------------   --------------  -------------
                                                     69,651         22,947           1,234          (4,505)         89,327
COST OF GOODS AND SERVICES                           31,437         23,231             496          (5,812)         49,352
                                              -------------  -------------   -------------   -------------   -------------
GROSS MARGIN                                         38,214           (284)            738           1,307          39,975

Selling, general and administrative expenses         24,125            530             209              --          24,864
Research and development                              2,833             --              --              --           2,833
Amortization of intangibles                             473             --              --              --             473
Loss (income) from equity-accounted
investees                                             (539)            101               --            (63)           (501)
Receivable provisions (recoveries), net                 486           (178)            (44)             --             264
                                              -------------  -------------   -------------   -------------   -------------
EARNINGS (LOSS) FROM OPERATIONS                      10,836           (737)            573           1,370          12,042

Interest income                                         515             --              --              --             515
Interest expense                                    (11,919)           (30)             --              --         (11,949)
Loss on retirement of notes                            (333)            --              --              --            (333)
Recovery of long-term investments                       355             --              --              --             355
                                              -------------  -------------   -------------   -------------   -------------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS BEFORE INCOME TAXES                     (546)          (767)            573           1,370             630
Recovery of (provision for) income taxes               (632)         1,077             (45)             --             400
                                              -------------  -------------   -------------   -------------   -------------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS                                       (1,178)           310             528           1,370           1,030
Net earnings (loss) from discontinued
    operations                                          599           (891)             --              --            (292)
                                              -------------  -------------   -------------   -------------   -------------
NET EARNINGS (LOSS)                           $        (579) $        (581)  $         528   $       1,370   $         738
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

18.   SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Cash Flows for the nine months ended September 30, 2004:

                                                                                                 ADJUSTMENTS
                                                      IMAX         GUARANTOR    NON-GUARANTOR        AND       CONSOLIDATED
                                                   CORPORATION   SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS       TOTAL
                                                  -------------  -------------  -------------   -------------  -------------
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net earnings (loss) from continuing operations    $       1,856  $         231  $         (21)  $        (210) $       1,856
Items not involving cash:
    Depreciation and amortization                        10,133            403              1              --         10,537
    Write-downs (recoveries)                               (887)           (76)            --              --           (963)
    Loss (income) from equity-accounted
      investees                                            (210)            --             --             210             --
    Deferred income taxes                                  (776)           (12)            --              --           (788)
    Loss on retirement of notes                             784             --             --              --            784
    Stock and other non-cash compensation                 2,264             --             --              --          2,264
    Non-cash foreign exchange gain                          (12)            --             --              --            (12)
Premium on repayment of notes                              (576)            --             --              --           (576)
Investment in film assets                                (3,969)         1,187             --              --         (2,782)
Changes in restricted cash                                4,961             --             --              --          4,961
Changes in other non-cash operating assets and
    liabilities                                          (7,497)        (2,931)          (178)             --        (10,606)
                                                  -------------  -------------  -------------   -------------  -------------
Net cash provided by (used in) operating
 activities                                               6,071         (1,198)          (198)             --          4,675
                                                  -------------  -------------  -------------   -------------  -------------
INVESTING ACTIVITIES
Purchase of fixed assets                                   (623)           (70)            --              --           (693)
Increase in other assets                                   (857)            --             --              --           (857)
Increase in other intangible assets                        (271)            --             --              --           (271)
                                                  -------------  -------------  -------------   -------------  -------------
Net cash used in investing activities                    (1,751)           (70)            --              --         (1,821)
                                                  -------------  -------------  -------------   -------------  -------------

FINANCING ACTIVITIES
Repayment of Old Senior Notes due 2005                  (29,234)            --             --              --        (29,234)
Financing costs related to New Senior Notes due
   2010                                                    (681)            --             --              --           (681)
Common shares issued                                         44             --             --              --             44
Net cash provided by financing activities from
   discontinued operations                                  400             --             --              --            400
                                                  -------------  -------------  -------------   -------------  -------------
Net cash used in financing activities                   (29,471)            --             --              --        (29,471)
                                                  -------------  -------------  -------------   ----------------------------

Effects of exchange rate changes on cash                     21            (16)            (6)            --              (1)
                                                  -------------  -------------  -------------   -------------  -------------

DECREASE IN CASH AND CASH
   EQUIVALENTS FROM CONTINUING OPERATIONS               (25,530)        (1,284)          (204)             --        (27,018)
Increase in cash and cash equivalents
   from discontinued operations                             400             --             --              --            400
                                                  -------------  -------------  -------------   -------------  -------------
DECREASE IN CASH AND CASH
    EQUIVALENTS, DURING THE PERIOD                      (25,130)        (1,284)          (204)             --        (26,618)

Cash and cash equivalents, beginning of period           41,311          5,696            275              --         47,282
                                                  -------------  -------------  -------------   -------------  -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD          $      16,181  $       4,412  $          71   $          --  $      20,664
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

18.   SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Cash Flows for the nine months ended September 30, 2003:

                                                                                                 ADJUSTMENTS
                                                     IMAX         GUARANTOR     NON-GUARANTOR        AND        CONSOLIDATED
                                                  CORPORATION   SUBSIDIARIES     SUBSIDIARIES   ELIMINATIONS       TOTAL
                                                 -------------  -------------   -------------   -------------  -------------
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net earnings (loss) from continuing operations   $      (1,178) $         310   $         528   $       1,370  $       1,030
Items not involving cash:
   Depreciation and amortization                         7,549            691               3              --          8,243
   Write-downs (recoveries)                                348            (44)            (44)             --            260
   Loss (income) from equity-accounted
      investees                                           (539)           101              --             (63)          (501)
   Loss on retirement of notes                             333             --              --              --            333
   Stock and other non-cash compensation                 4,103             --              --              --          4,103
   Non-cash foreign exchange gain                         (685)            --              --                           (685)
Payment under certain employment agreements             (1,550)            --              --              --         (1,550)
Investment in film assets                                 (840)          (268)             --              --         (1,108)
Changes in restricted cash                                (142)            --              --              --           (142)
Changes in other non-cash operating assets and
   liabilities                                         (10,140)        (2,159)           (568)         (1,244)       (14,111)
Net cash used in operating activities from
   discontinued operations                                (503)           (70)             --              --           (573)
                                                 -------------  -------------   -------------   -------------  -------------
Net cash provided by (used in) operating
   activities                                           (3,244)        (1,439)            (81)             63         (4,701)
                                                 -------------  -------------   -------------   -------------  -------------

INVESTING ACTIVITIES
Purchase of fixed assets                                  (453)          (631)             --             (63)        (1,147)
Increase in other assets                                  (794)            --              --              --           (794)
Increase in other intangible assets                       (435)            --              --              --           (435)
Recovery on long-term investments                          355             --              --              --            355
Net cash used in investing activities from
   discontinued operations                                  --             (11)            --              --            (11)
                                                 -------------  --------------  -------------   -------------  -------------
Net cash used in investing activities                   (1,327)           (642)            --             (63)        (2,032)
                                                 -------------  --------------  -------------   -------------  -------------

FINANCING ACTIVITIES
Repayment of Subordinated Notes                         (9,143)            --              --              --         (9,143)
Common shares issued                                     1,410             --              --              --          1,410
Net cash used in financing activities from
   discontinued operations                                 599             --              --              --            599
                                                 -------------  -------------   -------------   -------------  -------------
Net cash used in financing activities                   (7,134)            --              --              --         (7,134)
                                                 -------------  -------------   -------------   -------------  -------------
Effects of exchange rate changes on cash                   163              4              17              --            184
                                                 -------------  -------------   -------------   -------------  -------------
DECREASE IN CASH AND CASH EQUIVALENTS FROM
   CONTINUING OPERATIONS                               (11,638)        (1,996)             (64)            --        (13,698)
Increase (decrease) in cash and cash
equivalents from discontinued operations                    96            (81)             --              --             15
                                                 -------------  -------------    -------------  -------------  -------------
DECREASE IN CASH AND CASH EQUIVALENTS, DURING
   THE PERIOD                                          (11,542)        (2,077)            (64)             --        (13,683)

Cash and cash equivalents, beginning of period          27,756          5,695             350              --         33,801
                                                 -------------  -------------   -------------   -------------  -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $      16,214  $       3,618   $         286   $          --  $      20,118
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

19. SUMMARY OF SIGNIFICANT DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) IN THE UNITED STATES AND CANADA

      The accounting principles followed by the Company conform with U.S. GAAP. Significant differences affecting the Company between U.S. GAAP and Canadian Generally Accepted Accounting Principles ("Canadian GAAP") are described below.

(a)   EQUITY ACCOUNTED INVESTEES

      Canadian GAAP requires the accounts of jointly controlled enterprises to be proportionately consolidated. Under U.S. GAAP, investments in jointly controlled entities are accounted as equity investments. During the three and nine month periods ended September 30, 2004, the Company did not have any investments in jointly controlled entities.

(b)   FIXED ASSET IMPAIRMENTS

      Fixed asset impairments under U.S. GAAP are calculated based on a discounted future cash flow basis. Under Canadian GAAP, prior to January 1, 2002, impairments were calculated based on an undiscounted future cash flow basis. Any differences resulted in higher depreciation for the remaining useful life of the assets.

(c)   STOCK-BASED COMPENSATION

      Under U.S GAAP, the Company accounts for stock-based compensation under the intrinsic value method set out in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and its related interpretations, and has made pro forma disclosures of net earnings (loss) and earnings (loss) per share as if the methodology prescribed by FAS 123, had been adopted. Under Canadian GAAP, the Company adopted the fair value provisions of CICA Section 3870, "Stock-based Compensation and Other Stock-based Payments" effective January 1, 2003. As of this date, stock options granted to employees or directors are recorded as an expense in the consolidated statement of operations and credited to other equity.

(d)   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      In the three and nine month periods ended September 30, 2003, the U.S. GAAP financial statements included an additional $nil and $0.5 million in selling, general and administrative expenses which were recorded in the December 31, 2002 Canadian GAAP financial statements due to the timing of finalization of certain compensation awards.

(e)   INTEREST ON CONVERTIBLE SUBORDINATED NOTES

      Convertible subordinated notes are carried at face value as a liability under U.S. GAAP. Under Canadian GAAP, the carrying value of the convertible subordinated notes is allocated between debt and equity elements and classified separately in the balance sheet. The debt element was calculated by discounting the stream of future payments of interest and principal at the prevailing market rate for a similar liability that does not have an associated conversion feature. The accretion of the liability component of the notes is recorded as interest expense in the statement of operations. The debt associated with this interest was settled in April 2003.

(f)   PENSION ASSET AND LIABILITIES

      Under U.S. GAAP, included in accrued liabilities, is a minimum pension liability of $4.5 million as at September 30, 2004 and $5.5 million as at December 31, 2003, representing unrecognized prior service costs. There is an equal amount recorded in other assets. Under Canadian GAAP, a minimum pension liability and corresponding asset are not recorded.

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

19. SUMMARY OF MATERIAL DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) IN THE UNITED STATES AND CANADA (cont'd)

      RECONCILIATION TO CANADIAN GAAP

      CONSOLIDATED STATEMENTS OF OPERATIONS

      The following is a reconciliation of net earnings (loss) reflecting the differences between U.S. and Canadian GAAP:

                                                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                       SEPTEMBER 30,           SEPTEMBER 30,
                                                                       -------------           -------------
                                                                     2004        2003        2004        2003
                                                                     ----        ----        ----        ----
Net earnings (loss) in accordance with U.S. GAAP                    $ 1,800     $(2,654)    $ 2,456     $   738
Equity accounted investees(a)                                            --        (499)         --      (1,246)
Depreciation of Fixed assets(b)                                         (40)        (40)       (122)       (122)
Stock-based compensation(c)                                            (742)       (102)       (920)       (241)
Timing differences - Selling, general and
    administrative expenses(d)                                           --          --          --         500
Interest accretion on Subordinated Notes(e)                              --          --          --         (48)
                                                                    -------     -------     -------     -------
Net earnings (loss) in accordance with Canadian GAAP
                                                                    $ 1,018     $(3,295)    $ 1,414     $  (419)
                                                                    =======     =======     =======     =======
Earnings (loss) per share (note 12):
Earnings (loss) per share - basic and diluted:
    Net earnings (loss) from continuing
       operations                                                   $  0.02     $ (0.09)    $  0.02     $    --
    Net earnings (loss) from discontinued
       operations                                                   $  0.01     $    --     $  0.02     $ (0.01)
                                                                    -------     -------     -------     -------
    Net earnings (loss)                                             $  0.03     $ (0.09)    $  0.04     $ (0.01)
                                                                    =======     =======     =======     =======

      CONSOLIDATED SHAREHOLDERS' EQUITY (DEFICIT)

      The following is a reconciliation of shareholders' equity (deficit) reflecting the difference between Canadian and U.S. GAAP:

                                                                   SEPTEMBER 30,  DECEMBER 31,
                                                                       2004           2003
                                                                       ----           ----
Shareholders' equity (deficit) in accordance with U.S. GAAP          $(49,145)      $(51,776)
Fixed asset impairments(b)                                                730            852
                                                                     --------       --------
Shareholders' equity (deficit) in accordance with Canadian GAAP      $(48,415)      $(50,924)
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

19. SUMMARY OF MATERIAL DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) IN THE UNITED STATES AND CANADA (cont'd)

      CONSOLIDATED BALANCE SHEET

      The following is the Canadian GAAP Consolidated Balance Sheet as at December 31, 2003:

                                                                  AS AT
                                                              DECEMBER 31,
                                                                  2003
                                                                  ----
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

19. SUMMARY OF MATERIAL DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) IN THE UNITED STATES AND CANADA (cont'd)

      CONSOLIDATED STATEMENT OF OPERATIONS

      The following are the Canadian GAAP Consolidated Statements of Operations for the three and nine months ended September 30, 2003:

                                                THREE MONTHS ENDED    NINE MONTHS ENDED
                                                SEPTEMBER 30, 2003    SEPTEMBER 30, 2003
                                                ------------------    ------------------
REVENUE
IMAX systems                                         $ 11,454              $ 55,913
Films                                                   5,276                19,570
Theater operations                                      3,367                10,142
Other                                                   1,955                 6,135
                                                     --------              --------
                                                       22,052                91,760
COSTS OF GOODS AND SERVICES                            12,589                52,389
                                                     --------              --------
GROSS MARGIN                                            9,463                39,371

Selling, general and administrative expenses            8,366                24,605
Research and development                                  952                 2,833
Amortization of intangibles                               182                   473
Receivable provisions, net of (recoveries)               (425)                  264
                                                     --------              --------
EARNINGS FROM OPERATIONS                                  388                11,196

Interest income                                           105                   515
Interest expense                                       (3,691)              (12,260)
Loss on retirement of notes                              (146)                 (333)
Recovery on long-term investments                         355                   355
                                                     --------              --------
NET LOSS FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                                (2,989)                 (527)
Recovery of (provision for) income taxes                 (163)                  400
                                                     --------              --------
NET LOSS FROM CONTINUING OPERATIONS                    (3,152)                 (127)
Net loss from discontinued operations                    (143)                 (292)
                                                     --------              --------
NET LOSS                                               (3,295)                 (419)
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

19. SUMMARY OF MATERIAL DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) IN THE UNITED STATES AND CANADA (cont'd)

      CONSOLIDATED STATEMENT OF CASH FLOWS

      The following is the Canadian GAAP Consolidated Statement of Cash Flows for the nine months ended September 30, 2003:

                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                            2003
                                                                            ----
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net earnings from continuing operations                                   $   (127)
Items not involving cash:
    Depreciation and amortization                                            9,255
    Write-downs                                                                260
    Loss on retirement of notes                                                333
    Stock and other non-cash compensation                                    4,344
    Interest related to accretion on Subordinated Notes                         48
    Non-cash foreign exchange gain                                            (685)
Payment under certain employment agreements                                 (1,550)
Investment in film assets                                                   (1,108)
Changes in restricted cash                                                    (142)
Changes in other non-cash operating assets and liabilities                 (14,461)
Net cash used in operating activities from discontinued operations            (573)
                                                                          --------
Net cash used in operating activities                                       (4,406)
                                                                          --------
INVESTING ACTIVITIES
Purchase of fixed assets                                                    (1,169)
Increase in other assets                                                      (794)
Increase in other intangible assets                                           (435)
Recovery on long-term investments                                              355
Net cash used in investing activities from discontinued operations             (11)
                                                                          --------
Net cash used in investing activities                                       (2,054)
                                                                          --------
FINANCING ACTIVITIES
Repayment of Subordinated Notes                                             (9,143)
Common shares issued                                                         1,410
Repayment of long-term debt                                                   (576)
Net cash provided by financing activities from discontinued
    operations                                                                 599
                                                                          --------
Net cash used in financing activities                                       (7,710)
                                                                          --------
Effects of exchange rate changes on cash                                       184
                                                                          --------
DECREASE IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS           (14,001)
Increase in cash and cash equivalents from discontinued operations              15
                                                                          --------
DECREASE IN CASH AND CASH EQUIVALENTS, DURING THE PERIOD                   (13,986)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              34,380
                                                                          --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $ 20,394
                                                                          ========

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's principal business is the design, manufacture, sale and lease of projector systems for giant screen theaters for customers including commercial theaters, museums and science centers, and destination entertainment sites. In addition, the Company designs and manufactures high-end sound systems and produces and distributes large format films. There are more than 235 IMAX theaters operating in 35 countries worldwide as of September 30, 2004. IMAX Corporation is a publicly traded company listed on both the TSX and NASDAQ.

ACCOUNTING POLICIES AND ESTIMATES

The Company reports its results under United States Generally Accepted Accounting Principles ("U.S. GAAP"). Significant differences between United States and Canadian Generally Accepted Accounting Principles are described in note 19 of the Consolidated financial statements.

The preparation of these financial statements requires management to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates its estimates, including those related to accounts receivable, net investment in leases, inventories, fixed and film assets, investments, intangible assets, income taxes, contingencies and litigation. Management bases its estimates on historical experience, future expectations and other assumptions that are believed to be reasonable at the date of the financial statements. Actual results may differ from these estimates due to uncertainty involved in measuring, at a specific point in time, events which are continuous in nature. The Company's significant accounting policies are discussed in note 2 of the Consolidated Financial Statements in the Company's most recent annual report on Form 10-K/A (amendment No. 2) for the year ended December 31, 2003 and are summarized below.

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

TAX ASSET VALUATION

As at September 30, 2004, the Company had net deferred income tax assets of $4.5 million, comprised of tax credit carryforwards, net operating loss and capital loss carryforwards and other deductible temporary differences, which can be utilized to reduce either taxable income or taxes otherwise payable in future years. The Company's management assesses realization of these net deferred income tax assets based on all available evidence and has concluded that it is more likely than not that these net deferred income tax assets will be realized. Positive evidence includes, but is not limited to, the Company's historical earnings, projected future earnings, contracted sales backlog at September 30, 2004, and the ability to realize certain deferred income tax assets through loss and tax credit carryback strategies. If and when the Company's operations in some jurisdictions were to reach a requisite level of profitability or where the Company's future profitability estimates increase due to changes in positive evidence, the Company would reduce all or a portion of the applicable valuation allowance in the period when such determination is made. This would result in an increase to reported earnings and a decrease to the Company's effective tax rate in such period. However, if the Company's projected future earnings do not materialize, or if the Company operates at a loss in certain jurisdictions, or if there is a material change in actual effective tax rates or time period within which the Company's underlying temporary differences become taxable or deductible, the Company could be required to increase the valuation allowance against all or a significant portion of the Company's deferred tax assets resulting in a substantial increase to the Company's effective tax rate for the period of the change and a material adverse impact on its operating results for the period.

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

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 VERSUS THREE MONTHS ENDED SEPTEMBER 30,
2003

The Company reported net earnings from continuing operations of $1.6 million or $0.04 per share on a diluted basis for the third quarter of 2004, compared to net loss from continuing operations of $2.5 million or $0.07 per share on a diluted basis for the third quarter of 2003.

REVENUE

The Company's revenues for the third quarter of 2004 increased 49.9% to $31.8 million from $21.2 million in the same period last year.

IMAX systems revenue increased approximately 86.0% to $21.3 million in the third quarter of 2004 from $11.5 million in the same period last year. The Company recognized revenue on 6 theater systems in the third quarter of 2004, versus 1 theater system in the third quarter of 2003. The increase in systems revenue from installations over the same period last year was partially offset by lower settlement revenue in the period. In the normal course of its business, the Company each year will have customers who, for a number of reasons including the inability to obtain certain consents, approvals or financing, are unable to proceed with theater construction. Once the determination is made that the customer will not proceed with installation, the lease agreement with the customer is generally terminated. Upon the Company being released from its future obligations under the agreement, the initial lease payments that the customer previously made to the Company are recognized as revenue. Settlements relating to terminated lease agreements with customers who were unable to proceed with their theater lease arrangement included in revenue for the third quarter of 2004 total $2.9 million compared to $3.4 million in the corresponding period last year. A significant portion of such revenue in the third quarter of 2004 related to existing customers that restructured their lease agreements and obtained an option to order the Company's new IMAX(R) MPX(TM) projection system.

Films revenue increased 15.2% to $6.1 million in the third quarter of 2004 from $5.3 million in the same period last year. There was an increase in film revenue primarily due to the release of Spider-Man 2 in July 2004 and due to the release of Harry Potter and the Prisoner of Azkaban: The IMAX Experience in June 2004. The increase was partially offset by a decline in the third party business at the Company's post production unit.

Theater operations revenue increased to $3.7 million in the third quarter of 2004 from $3.4 million in the same period last year primarily due to the consolidation of the Company's Tempe theater in 2004 compared to equity-accounting treatment in same period last year when the theater was only 50% owned.

Other revenues decreased 33.4% to $0.8 million in the third quarter of 2004 from $1.1 million in the same period last year primarily due to a decline in camera rentals.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

THREE MONTHS ENDED SEPTEMBER 30, 2004 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 2003 (cont'd)

GROSS MARGIN

Gross margin for the third quarter of 2004 was $14.5 million, or 45.5% of total revenue, compared to $9.7 million, or 45.6% of total revenue, in the same period last year. The increase in gross margin in dollar terms is due to the installation of 6 theater systems in the third quarter of 2004, compared to 1 theater system installation in the third quarter of 2003. Included in gross margin is $2.9 million of settlement revenues for the third quarter of 2004 (compared to $3.4 million of settlement revenue in the corresponding period last year) for terminated lease agreements with customers, a significant portion of which related to existing customers that restructured their lease agreements in order to obtain the Company's new IMAX MPX projection system. Further offsetting the increase in systems gross margin was a decline in film distribution gross margin primarily from costs related to the release of Spider-Man 2. Camera margins have also decreased significantly, primarily due to the decrease of camera rentals in 2004.

The Company improved its gross margin in its owned and operated theater segment due to increased cost efficiencies over the same period last year.

OTHER

Selling, general and administrative expenses were $7.6 million in the third quarter of 2004 compared to $8.3 million in the corresponding period last year. The Company incurred lower legal fees and miscellaneous expenses in the amount of $1.6 million in the third quarter of 2004 versus $2.4 million in the third quarter of 2003. Partially offsetting the decline was an increase in professional fees relating to the implementation of certain policies and procedures in connection with the Sarbanes-Oxley Act of 2002. The Company also recorded a recovery of $0.2 million in its phantom stock plan expense in the third quarter of 2003 compared to $nil in the third quarter of 2004.

The Company no longer has any interests in equity-accounted investees as of December 31, 2003.

Receivable provisions net of recoveries amounted to $nil in the third quarter of 2004 compared to a net recovery of $0.4 million in the same period last year.

Interest income increased to $0.4 million in the third quarter of 2004 from $0.1 million in the same period last year primarily due to interest received relating to tax refunds from favourable tax examinations paid to the Company in the third quarter. This was partially offset by a slight decrease in the average balance of cash and cash equivalents held.

Interest expense increased to $4.4 million in the third quarter of 2004 compared to $3.6 million in the corresponding period last year due to a higher effective interest rate in the current period. The Company retired and repaid an aggregate of $170.8 million of the Company's Old Senior Notes and $9.1 million of 5.75% convertible subordinated notes due April 1, 2003 (the "Subordinated Notes") throughout 2003. As at September 30, 2004, the Company had outstanding $160.0 million aggregate principal of 9.625% senior notes due December 1, 2010 (the "New Senior Notes"). Included in interest expense is the amortization of deferred finance costs in the amount $ 0.3 million in the third quarter of 2004 relating to the New Senior Notes and the Credit Facility and $0.2 million for the third quarter of 2003 relating to the Old Senior Notes. The Company's policy is to defer and amortize all the costs relating to a debt financing over the life of the debt instrument.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

THREE MONTHS ENDED SEPTEMBER 30, 2004 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 2003 (cont'd)

OTHER (cont'd)

In August 2003, the Company agreed to restructure its 6% Senior Secured Convertible Debenture (the "Debenture") due from Mainframe Entertainment, Inc. ("Mainframe"). Under the terms of the restructuring agreement, the payment terms of the Debenture were revised, while the Company retained its security over all of Mainframe's property and assets for the balance of the payments due. The Company recorded $0.4 million in income for the three month period ended September 30, 2003 related to cash received under the debt restructuring agreement.

The effective tax rate on earnings differs significantly from the statutory rate due to the effect of permanent differences, income taxed at differing rates in foreign and other provincial jurisdictions, tax recoveries and charges relating to favourable or unfavourable tax examinations, and changes in the Company's valuation allowance on deferred tax assets. The income tax (expense) recovery for the quarter is calculated by applying the estimated average annual effective tax rate to quarterly pre-tax income. Included within the tax provision in the current quarter the Company recorded a tax recovery of $0.4 million related to refunds resulting from favourable conclusions to two separate tax examinations and the utilization of previously recorded income tax credits. As at September 30, 2004, the Company had a gross deferred tax asset of $50.6 million, against which the Company is carrying a $46.1 million valuation allowance.

RESEARCH AND DEVELOPMENT

Research and development expenses were $1.0 million in both the third quarter of 2004 and 2003. The expenses primarily reflect research and development activities pertaining to the Company's new IMAX MPX theater projection system. Through research and development, the Company continues to design and develop cinema-based equipment and software to enhance its product offering. The Company believes that the motion picture industry will be affected by the development of digital technologies, particularly in the areas of content creation (image capture), post-production (editing and special effects), digital re-mastering distribution and display. Consequently, the Company has made significant investments in digital technologies, including the development of a proprietary, patent-pending technology to digitally enhance image resolution and quality of 35mm motion picture films, and has a number of patents pending and intellectual property rights in these areas. However, there can be no assurance that the Company will be awarded patents covering this technology or that competitors will not develop similar technologies.

LOSS ON RETIREMENT OF NOTES

During the third quarter of 2003, the Company recorded a loss of $0.1 million from the retirement of $6.5 million of the Company's Old Senior Notes.

DISCONTINUED OPERATIONS

On December 23, 2003, the Company closed its owned and operated Miami IMAX theater. The Company completed its abandonment of assets and removal of its projection system from the theater in the first quarter of 2004, with no financial impact. The Company is involved in an arbitration proceeding with the landlord of the theater with respect to the amount owing to the landlord by the Company for lease and guarantee obligations. The amount of loss to the Company has been estimated at between $0.8 million and $2.3 million, of which the Company had accrued $0.8 million as at December 31, 2003. During 2004, the Company paid out $0.8 million with respect to amounts owing to the landlord. As the Company is uncertain as to the outcome of the proceeding, no additional amount has been recorded. The Company recorded $nil in net earnings from discontinued operations related to Miami IMAX theater in the three months ended September 30, 2004 compared to a loss of $0.3 million in the same period for 2003.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

THREE MONTHS ENDED SEPTEMBER 30, 2004 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 2003 (cont'd)

DISCONTINUED OPERATIONS (cont'd)

Effective December 11, 2001, the Company completed the sale of its wholly-owned subsidiary, Digital Projection International, including its subsidiaries (collectively "DPI"), to a company owned by members of DPI management.

As part of the transaction, the Company restructured its advances to DPI, releasing DPI from obligations to repay any amounts in excess of $12.7 million previously advanced by the Company, and reorganized the remaining $12.7 million of debt owing to the Company into two separate loan agreements. During both the third quarters of 2003 and 2004, the Company recognized $0.2 million in income from discontinued operations for cash ultimately received. As of September 30, 2004, the remaining loan receivable balance is $11.3 million, which has been fully provided for.

NINE MONTHS ENDED SEPTEMBER 30, 2004 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2003

The Company reported net earnings from continuing operations of $1.9 million or $0.05 per share on a diluted basis for the first nine months of 2004, compared to net earnings from continuing operations of $1.0 million or $0.03 per share on a diluted basis for the first nine months of 2003.

REVENUE

The Company's revenues for the first nine months of 2004 decreased 1.0% to $88.5 million from $89.3 million in the same period last year.

IMAX systems revenue increased approximately 3.4% to $57.8 million in the first nine months of 2004 from $55.9 million in the same period last year. The increase in systems revenue was due in part to higher average revenue per system and higher settlement revenue in the period. In addition, the Company recognized revenue on 13 theater systems in the first nine months of 2004, versus 15 theater systems in the first nine months of 2003, one of which was an operating lease. Average sales and lease revenue increased in 2004 versus 2003 due to the mix of projector systems installed during the year. In the normal course of its business, the Company each year will have customers who, for a number of reasons including the inability to obtain certain consents, approvals or financing, are unable to proceed with theater construction. Once the determination is made that the customer will not proceed with installation, the lease agreement with the customer is generally terminated. Upon the Company being released from its future obligations under the agreement, the initial lease payments that the customer previously made to the Company are recognized as revenue. Settlements relating to terminated lease agreements with customers who were unable to proceed with their theater lease arrangement included in revenue for the first nine months of 2004 total $9.5 million compared to $7.6 million in the corresponding period last year. A significant portion of such revenue in the first nine months of 2004 related to existing customers that restructured their lease agreements in order to obtain the Company's new IMAX(R) MPX(TM) projection system.

Films revenue decreased 12.3% to $17.2 million in the first nine months of 2004 from $19.6 million in the same period last year. There was a decline in the Company's film post production revenue due to lower third party activity. This was partially offset by an increase in film revenue due to the releases of Spider-Man 2 in July 2004, Harry Potter and the Prisoner of Azkaban: The IMAX Experience in June 2004 and due to the release of NASCAR 3D: The IMAX Experience in March 2004.

Theater operations revenue increased to $11.2 million in the first nine months of 2004 from $10.1 million in the same period last year, primarily due to the consolidation of the Company's Tempe theater in 2004 compared to equity-accounting treatment in same period last year when the theater was only 50% owned.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

NINE MONTHS ENDED SEPTEMBER 30, 2004 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2003 (cont'd)

REVENUE (cont'd)

Other revenues decreased 38.5% to $2.3 million in the first nine months of 2004 from $3.7 million in the same period last year primarily due to the decrease of camera rentals in 2004.

GROSS MARGIN

Gross margin for the first nine months of 2004 was $41.4 million, or 46.9% of total revenue, compared to $40.0 million, or 44.8% of total revenue, in the same period last year. The increase in gross margin in dollar terms is due primarily to increased settlement revenues for the first nine months of 2004 for terminated lease agreements with customers, a significant portion of which related to existing customers that restructured their lease agreements in order to obtain the Company's new IMAX MPX projection system. Partially offsetting the increase in systems gross margin was a decline in film distribution gross margin due largely to the decline in the performance of the Company's film library and expenses incurred in connection with the release of Spider-Man 2. Camera margins have also decreased significantly, primarily due to the decrease of camera rentals in 2004.

The Company significantly improved its gross margin in dollar and percentage terms in its owned and operated theater segment due to increased cost efficiencies over the same period last year.

OTHER

Selling, general and administrative expenses were $24.5 million in the first nine months of 2004 compared to $24.9 million in the corresponding period last year. The Company recorded a recovery in its phantom stock plan expense of $0.4 million in the first nine months of 2004 due the decrease in the Company's share price compared to an expense of $1.4 million in the first nine months of 2003. The Company incurred lower legal fees and miscellaneous expenses in the amount of $5.4 million in the first nine months of 2004 compared to $6.2 million in the first nine months of 2003. Partially offsetting the above was an increase professional fees in the amount of $0.5 million in the period primarily relating to the implementation of certain policies and procedures in connection with the Sarbanes-Oxley Act of 2002. The Company expensed $0.5 million for capital taxes paid in the first nine months of 2004 compared to a recovery of $0.1 million for refunds received in 2003.

The Company no longer has any interests in equity-accounted investees as of December 31, 2003.

Receivable provisions net of recoveries amounted to as a net recovery of $1.0 million in the first nine months of 2004 compared to a net provision of $0.3 million in the same period last year. The Company recorded an accounts receivable recovery of $0.3 million as compared to a provision of $0.5 million in the same period last year. There was a net recovery of $0.7 million in the first nine months of 2004 on financing receivables as compared to a net recovery of $0.3 million in the same period last year due to a favorable outcome on lease amendments.

Interest income increased to $0.7 million in the first nine months of 2004 from $0.5 million in the same period last year primarily due to interest received relating to tax refunds received by the Company. This was partially offset by a decrease in the average balance of cash and cash equivalents held.

Interest expense increased slightly to $12.6 million in the first nine months of 2004 from $11.9 million in the same period last year due to a higher effective interest rate in the current period. The Company retired and repaid an aggregate of $170.8 million of the Company's Old Senior Notes throughout 2003 and $9.1 million of Subordinated Notes on April 1, 2003. As at September 30, 2004, the Company had $160.0 million aggregate principal of the New Senior Notes outstanding. Included in interest expense is the amortization of deferred finance costs in the amount $0.8 million in the first nine months of 2004 and $0.5 million for 2003. The Company's policy is to defer and amortize all the costs relating to a debt financing over the life of the debt instrument.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

NINE MONTHS ENDED SEPTEMBER 30, 2004 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2003 (cont'd)

OTHER (cont'd)

In August 2003, the Company agreed to restructure its 6% Senior Secured Convertible Debenture (the "Debenture") due from Mainframe Entertainment, Inc. ("Mainframe"). Under the terms of the restructuring agreement, the payment terms of the Debenture were revised, while the Company retained its security over all of Mainframe's property and assets for the balance of the payments due. The Company recorded $0.4 million in income for the nine month period ended September 30, 2003 related to cash received under the debt restructuring agreement.

The effective tax rate on earnings differs significantly from the statutory rate due to the effect of permanent differences, income taxed at differing rates in foreign and other provincial jurisdictions and changes in the Company's valuation allowance on deferred tax assets. The income tax expense (recovery) for the period is calculated by applying the estimated average annual effective tax rate to the period pre-tax income. Included within the tax provision, the Company recorded income tax refunds of $0.8 million in the first nine months of 2004 from $1.5 million in the same period last year.

RESEARCH AND DEVELOPMENT

Research and development expenses were $3.0 million in the first nine months of 2004 versus $2.8 million in the same period last year. The higher level of expenses in 2004 primarily reflects research and development activities pertaining to the Company's new IMAX MPX theater projection system. Through research and development, the Company continues to design and develop cinema-based equipment and software to enhance its product offering. The Company believes that the motion picture industry will be affected by the development of digital technologies, particularly in the areas of content creation (image capture), post-production (editing and special effects), digital re-mastering distribution and display. Consequently, the Company has made significant investments in digital technologies, including the development of a proprietary, patent-pending technology to digitally enhance image resolution and quality of 35mm motion picture films, and has a number of patents pending and intellectual property rights in these areas. However, there can be no assurance that the Company will be awarded patents covering this technology or that competitors will not develop similar technologies.

LOSS ON RETIREMENT OF NOTES

During the first nine months of 2004, the Company recorded a loss of $0.8 million related to costs associated with the redemption of $29.2 million of the Company's Old Senior Notes. This transaction had the effect of fully extinguishing the Old Senior Notes. During the first nine months of 2003, the Company recorded a loss of $0.3 million from the retirement of $31.5 million of the Company's Old Senior Notes.

DISCONTINUED OPERATIONS

On December 23, 2003, the Company closed its owned and operated Miami IMAX theater. The Company abandoned or removed all of its assets from the theater in the first quarter of 2004. The Company is involved in an arbitration proceeding with the landlord of the theater with respect to the amount owing to the landlord by the Company for lease and guarantee obligations. The amount of loss to the Company has been estimated at between $0.8 million and $2.3 million, of which the Company had accrued $0.8 million as at December 30, 2003. During 2004, the Company paid out $0.8 million with respect to amounts owing to the landlord. As the Company is uncertain as to the outcome of the proceeding, no additional amount has been recorded. The Company recorded $nil in net earnings from discontinued operations related to Miami IMAX theater in the nine months ended September 30, 2004 compared to a loss of $0.9 million in the same period for 2003.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

NINE MONTHS ENDED SEPTEMBER 30, 2004 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2003 (cont'd)

DISCONTINUED OPERATIONS (cont'd)

Effective December 11, 2001, the Company completed the sale of its wholly-owned subsidiary, Digital Projection International, including its subsidiaries (collectively "DPI"), to a company owned by members of DPI management. As part of the transaction, the Company restructured its advances to DPI, releasing DPI from obligations to repay any amounts in excess of $12.7 million previously advanced by the Company, and reorganized the remaining $12.7 million of debt owing to the Company into two separate loan agreements. During the first nine months of 2003 and 2004, the Company recognized $0.6 million in income from discontinued operations for cash ultimately received. As of September 30, 2004, the remaining loan receivable balance is $11.3 million, which has been fully provided for.

LIQUIDITY AND CAPITAL RESOURCES

CREDIT FACILITY

On February 6, 2004, the Company entered into a loan agreement for a secured revolving credit facility with Congress Financial Corporation (Canada) (the "Credit Facility") The Credit Facility is a three-year revolving credit facility with yearly renewal options thereafter, permitting maximum aggregate borrowings of $20.0 million, subject to a borrowing base calculation which includes the Company's financing receivables, and certain reserve requirements. The Credit Facility bears interest at Prime + 0.25% per annum or Libor + 2.0% per annum and is collateralized by a first priority security interest in all of the current and future assets of the Company. The Credit Facility contains typical affirmative and negative covenants, including covenants that restrict the Company's ability to: incur certain additional indebtedness; make certain loans, investments or guarantees; pay dividends; make certain asset sales; incur certain liens or other encumbrances; conduct certain transactions with affiliates and enter into certain corporate transactions or dissolve. In addition, the Credit Facility contains customary events of default, including upon an acquisition or a change of control that has a material adverse effect on the Company's financial condition. The Credit Facility also requires the Company to maintain a minimum level of earnings before interest, taxes, depreciation and amortization, and cash collections. As at September 30, 2004, the Company has not drawn down on the Credit Facility, however, it has issued letters of credit for $5.2 million under the Credit Facility arrangement.

CASH AND CASH EQUIVALENTS

As at September 30, 2004, the Company's principal sources of liquidity included cash and cash equivalents of $20.7 million, trade accounts receivable of $17.6 million and net investment in leases due within one year of $5.9 million. As at September 30, 2004, the Company had not drawn down any amounts under the Credit Facility. In January 2004, the Company retired the remaining $29.2 million in Old Senior Notes using existing cash balances.

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

Cash provided by operating activities amounted to $4.7 million for the period ended September 30, 2004. Changes in other non-cash operating assets as compared to December 31, 2003 include a decrease of $1.3 million in inventories, an increase of $3.3 million in financing receivables, a $3.0 million increase in accounts receivable and a $1.6 million increase in prepaid expenses which relates to prepaid film print costs which will be expensed over the period to be benefited. Changes in other non-cash operating liabilities as compared to December 31, 2003 include a decrease in deferred revenue of $12.7 million, an increase in accounts payable of $0.9 million and an increase of $7.9 million in accrued liabilities. Included in operating activities for the first nine months of 2004 were $4.7 million in film finance proceeds which are required to be spent on a specific film project, and $0.6 million in premiums paid to retire $29.2 million of principal of the Company's remaining Old Senior Notes. Net cash provided by operating activities increased by $5.0 million in the first nine months of 2004 primarily due to the elimination of the Company's restricted cash balances, which were used as collateral for letters of credit. The Company now secures letters of credit through the Credit Facility, which was entered into in February 2004.

Cash used in investing activities amounted to $1.8 million in the first nine months of 2004, which includes purchases of $0.7 million in fixed assets, an increase in other assets of $0.9 million and an increase in other intangible assets of $0.3 million.

Cash used in financing activities in the first nine months of 2004 amounted to $29.5 million. The Company retired $29.2 million of principal of the Company's Old Senior Notes. Financing costs related to the New Senior Notes amounted to $0.7 million. The Company also received $0.4 million in cash on a note receivable from a discontinued operation.

Capital expenditures including the purchase of fixed assets and investments in film assets were $3.5 million for the first nine months of 2004.

Cash used in operating activities amounted to $4.7 million in the first nine months of 2003. Changes in other non-cash operating assets and liabilities included a decrease in deferred revenue of $18.7 million, and a decrease of $6.1 million in inventories. Cash used by investing activities in the first nine months of 2003 amounted to $2.0 million, primarily consisting of $1.1 million invested in fixed assets. The Company has also recorded $0.4 million in income related to cash received under a restructuring agreement with Mainframe Entertainment, Inc. Cash used in financing activities in the first nine months of 2003 amounted to $7.1 million which included a $9.1 million repayment of the Company's remaining outstanding Subordinated Notes and $0.6 million from the receipt of a note receivable from a discontinued operation. Capital expenditures including the purchase of fixed assets and investments in film assets were $2.3 million in the first nine months of 2003.

LETTERS OF CREDIT AND OTHER COMMITMENTS

As at September 30, 2004, the Company has letters of credit of $5.2 million outstanding of which the entire balance has been secured by the Credit Facility. In addition, the Company is required to expend $5.0 million towards the production of a future motion picture title. The Company has expended $0.3 million of these funds as at September 30, 2004.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

LIQUIDITY AND CAPITAL RESOURCES (cont'd)

NEW SENIOR NOTES DUE 2010

As at September 30, 2004, the Company has $160.0 million aggregate principal of 9.625% senior notes due December 1, 2010 (the "New Senior Notes"). On October 6, 2004, the Company commenced an offer to exchange up to US$160,000,000 aggregate principal amount of its outstanding New Senior Notes for a like principal amount of its 9.625% Senior Notes due 2010 (the "Registered Notes"). The Company's registration statement on Form S-4 relating to the Registered Notes was declared effective by the Securities and Exchange Commission on September 30, 2004. The Registered Notes are unconditionally guaranteed, jointly and severally, by certain of the Company's wholly-owned subsidiaries. The terms of the Registered Notes are substantially identical to the terms of the New Senior Notes, and evidence the same indebtedness as the New Senior Notes, except that the Registered Notes are registered under U.S. securities laws, do not contain restrictions on transfer or provisions relating to special interest under circumstances related to the timing of the exchange offer, bear a different CUSIP number from the New Senior Notes and do not entitle their holders to registration rights.

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

OLD SENIOR NOTES DUE 2005

In December 2003, the Company completed a tender offer and consent solicitation for its remaining $152.8 million of principal of senior notes due December 1, 2005 bearing interest at a rate of 7.875% per annum (the "Old Senior Notes") that were not retired previously. In December 2003, $123.6 million in principal of the Old Senior Notes were redeemed pursuant to a tender offer. Notice of Redemption for all remaining outstanding Old Senior Notes was delivered on December 4, 2003 and the remaining $29.2 of outstanding Old Senior Notes were redeemed on January 2, 2004 using proceeds from the Company's New Senior Notes.

In January 2004, the Company recorded a loss of $0.8 million related to the retirement of the Company's Old Senior Notes. During the first nine months of 2003, the Company recorded a loss of $0.3 million from the retirement of $31.5 million of the Company's Old Senior Notes.

PENSION OBLIGATIONS

The Company has a defined benefit pension plan covering its two Co-Chief Executive Officers. As September 30, 2004, the Company had an unfunded and accrued projected benefit obligation of approximately $22.6 million (December 31, 2003 - $20.1 million) in respect of this defined benefit pension plan. The Company intends to use the proceeds of life insurance policies taken on its Co-Chief Executive Officers to satisfy, in whole or in part, certain of the benefits due and payable under the plan, although there can be no assurance that the Company will ultimately do so.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's Co-Chief Executive Officers and Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d- 15(e)) as of the end of the period covered by this report, have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were adequate and effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of the end of the period covered by this report there was no change in the Company's internal control over financial reporting that occurred during the period covered by this report that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                IMAX CORPORATION

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

(a) In March 2001, a complaint was filed against the Company by Muvico Entertainment, L.L.C. ("Muvico"), alleging misrepresentation and seeking rescission in respect of the system lease agreements between the Company and Muvico. The complaint was subsequently amended to add claims for fraud based upon the same factual allegations underlying its prior claims. The Company filed counterclaims against Muvico for breach of contract, unjust enrichment, unfair competition and/or deceptive trade practices and theft of trade secrets, and brought claims against MegaSystems, Inc. ("MegaSystems"), a large-format theater system manufacturer, for tortious interference and unfair competition and/or deceptive trade practices and to enjoin Muvico and MegaSystems from using the Company's confidential and proprietary information. The case is being heard in the U.S. District Court, Southern District of Florida, Miami Division. On September 27, 2004, the Court granted the Company's motion for summary judgment, awarding the Company judgment as a matter of law on all of the substantive claims asserted by Muvico in the complaint. The Company is awaiting final decision from the Court with regard to its damages claims.

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

(c) In November 2001, the Company filed a complaint with the District Court of Munich against Big Screen, a German large-screen cinema owner in Berlin ("Big Screen"), demanding payment of rental payments and certain other amounts owed to the Company. Big Screen has raised a defense based on alleged infringement of German antitrust rules, relating mainly to an allegation of excessive pricing. Big Screen had brought a number of motions for restraining orders in this matter relating to the Company's provision of films and maintenance, all of which have been rejected by the courts, including the Berlin Court of Appeals, and for which all appeals have been exhausted. The Company believes that all of the allegations in Big Screen's individual defense are entirely without merit and will accordingly continue to prosecute this matter vigorously. The Company believes that the amount of the loss, if any, suffered in connection with this dispute would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

                                IMAX CORPORATION

ITEM 1. LEGAL PROCEEDINGS (cont'd)

(d) In May, 2002, the Company filed a complaint with the District Court of Nuremberg-Furth, Germany against Siewert Holding in Wuerzburg ("Siewert"), demanding payment of rental obligations and other amounts owed to the Company. Siewert raised a defense based on alleged infringement of German antitrust rules. By judgement of December 20, 2002, the District Court rejected the defense and awarded judgement in documentary proceedings in favor of the Company and added further amounts that had fallen due. Siewert applied for leave to appeal to the German Supreme Court on matters of law, which was rejected by the German Supreme Court in March 2004. Siewert subsequently made a partial payment of amounts awarded to the Company. Siewert has filed follow up proceedings to the documentary proceedings in the District Court, essentially repeating the claims rejected in the documentary proceeding. On September 30, 2004, Siewert filed for insolvency with the Local Court in Wuerzburg. To the extent the lawsuit will be continued following the commencement of the insolvency proceedings, the Company will continue to vigorously pursue its claims and believes that the amount of loss, if any, suffered in connection with these proceedings would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

(e) In January 2004, the Company and IMAX Theatre Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages of approximately $3.7 million before the International Court of Arbitration of the International Chambers of Commerce (the "ICC") with respect to the breach by Electronic Media Limited ("EML") of its December 2000 agreement with the Company. In April 2004, EML filed an answer and counterclaim seeking the return of funds EML has paid to the Company, incidental expenses and punitive damages. In June 2004, the Company commenced a related arbitration before the ICC against EML's affiliate, E-CITI Entertainment
      (I) PVT Limited ("E-Citi"), seeking $17,777,950 as a result of E-Citi's breach of a September 2000 lease agreement. E-Citi has responded to the arbitration demand and has asserted several defenses, including that the ICC does not have jurisdiction for the arbitration. The Company believes that the allegations made by EML in its counterclaim are entirely without merit and has requested that the counterclaim be dismissed on the basis that EML has recently advised the ICC that it has insufficient funds to pay its share of the arbitration costs. The Company believes that the amount of loss, if any, suffered in connection with the arbitration would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

(f) In addition to the matters described above, the Company is currently involved in other legal proceedings which, in the opinion of the Company's management, will not materially affect the Company's financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such proceedings.

                                IMAX CORPORATION

ITEM 6. EXHIBITS

(A)         EXHIBITS
10.1        Stock Option Plan of IMAX Corporation, dated August 12, 2004.

31.1        Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of
            2002, dated October 28, 2004, by Bradley J. Wechsler.

31.2        Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of
            2002, dated October 28, 2004, by Richard L. Gelfond.

31.3        Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of
            2002, dated October 28, 2004, by Francis T. Joyce.

32.1        Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of
            2002, dated October 28, 2004, by Bradley J. Wechsler.

32.2        Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of
            2002, dated October 28, 2004, by Richard L. Gelfond.

32.3        Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of
            2002, dated October 28, 2004, by Francis T. Joyce

                                IMAX CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       IMAX CORPORATION

Date: October 28, 2004                 By: /s/ Francis T. Joyce
                                           -------------------------------------
                                           Francis T. Joyce
                                           Chief Financial Officer
                                           (Principal Financial Officer)

Date: October 28, 2004                 By: /s/  Kathryn A. Gamble
                                           -------------------------------------
                                           Kathryn A. Gamble
                                           Vice President, Finance, Controller
                                           (Principal Accounting Officer)