Form 10-K
period 2004-12-31
IMAX CORP
filed 2005-03-11
CIK 921582

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

                                 Yes [X] No [ ]

     The aggregate market value of the common shares of the registrant held by non-affiliates of the registrant, computed by reference to the last sale price of such shares as of the close of trading on June 30, 2004 was $194.29 million (35,134,664 common shares times $5.53).

     As of February 14, 2005, there were 39,511,959 common shares of the registrant outstanding.

                       DOCUMENT INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be filed within 120 days of the close of IMAX Corporation's fiscal year ended December 31, 2004, with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors and the annual meeting of the stockholders of the registrant (the "Proxy Statement") are incorporated by reference in Part III of this Form 10-K to the extent described therein.

================================================================================

                                IMAX CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                                DECEMBER 31, 2004

                                TABLE OF CONTENTS

                                                                                                             PAGE
                                                     PART I

Item 1      Business...................................................................................         4
Item 2      Properties.................................................................................        14
Item 3      Legal Proceedings..........................................................................        14
Item 4      Submission of Matters to a Vote of Security Holders........................................        15

                                                     PART II

Item 5      Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases
               of Equity Securities....................................................................        16
Item 6      Selected Financial Data....................................................................        19
Item 7      Management's Discussion and Analysis of Financial Condition and Results of Operations......        22
Item 7A     Quantitative and Qualitative Disclosures about Market Risk.................................        42
Item 8      Financial Statements and Supplementary Data................................................        43
Item 9      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......        86
Item 9A     Controls and Procedures....................................................................        86

                                                    PART III

Item 10     Directors and Executive Officers of the Registrant.........................................        87
Item 11     Executive Compensation.....................................................................        87
Item 12     Security Ownership of Certain Beneficial Owners and Management.............................        87
Item 13     Certain Relationships and Related Transactions.............................................        87
Item 14     Principal Accounting Fees and Services.....................................................        87
Item 15     Exhibits and Financial Statement Schedules.................................................        88
Signatures..............................................................................................       91

                                IMAX CORPORATION

EXCHANGE RATE DATA

     Unless otherwise indicated, all dollar amounts in this document are expressed in United States ("U.S.") dollars. The following table sets forth, for the periods indicated, certain exchange rates based on the noon buying rate in the City of New York for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York (the "Noon Buying Rate"). Such rates quoted are the number of U.S. dollars per one Canadian dollar and are the inverse of rates quoted by the Federal Reserve Bank of New York for Canadian dollars per U.S. $1.00. The average exchange rate is based on the average of the exchange rates on the last day of each month during such periods. The Noon Buying Rate on December 31, 2004 was U.S. $0.8310.

                                                            YEARS ENDED DECEMBER 31,
                               ----------------------------------------------------------------------------------------
                                    2004             2003             2002              2001              2000
                                    ----             ----             ----              ----              ----

Exchange rate at end of
    period....................    U.S. $0.8310    U.S. $0.7738       U.S. $0.6329     U.S. $0.6267       U.S. $0.6669
Average exchange rate
   during period..............          0.7682          0.7139             0.6368           0.6457             0.6732
High exchange rate during
   period.....................          0.8493          0.7738             0.6619           0.6697             0.6944
Low exchange rate during
   period.....................          0.7158          0.6349             0.6200           0.6241             0.6410



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


--------------------------------------------------------------------------------

      IMAX(R), IMAX(R) Dome, IMAX(R) 3D, IMAX(R) 3D Dome, The IMAX Experience(R), An IMAX Experience(R), IMAX DMR(R), IMAX MPX(TM), IMAX think big(R) and think big(R) are trademarks and trade names of the
  Company or its subsidiaries that are registered or otherwise protected under laws of various jurisdictions.

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

     The Company believes the IMAX theater network is the most extensive large-format theater network in the world with 248 theaters operating in more than 35 countries as of December 31, 2004. Of these 248 theaters, 135 are located in commercial locations, such as multiplex complexes, and 113 of them are currently located in institutional locations, such as museums and science centers. While the Company's roots are in the institutional market, the Company believes that the commercial market is potentially significantly larger. To increase the demand for IMAX theater systems, the Company has positioned the IMAX theater network as a new distribution platform for Hollywood event, or blockbuster films. To this end, the Company has developed a technology that allows standard 35mm movies to be converted to its 15/70-format, has introduced a lower cost projection system designed for multiplex owners, and has developed a method for converting 2D live-action 35mm films to IMAX 3D. The Company is also continuing to build strong relationships with Hollywood studios and commercial exhibition companies.

     The Company generally does not own IMAX theaters, but leases or sells its projection and sound systems, and licenses the use of its trademarks. IMAX theater systems combine advanced, high-resolution projection systems, sound systems and screens as large as eight stories high (approximately 80 feet) that extend to the edge of a viewer's peripheral vision to create immersive audio-visual experiences. As a result, audiences feel as if they are a part of the on-screen action in a way that is more intense and exciting than in traditional theaters. In addition, the Company's IMAX(R) 3D theater systems combine the same projection and sound systems and screens with 3D images that further increase the audience's feeling of immersion in the film. The Company believes that the network of IMAX 3D theaters represents the largest out-of-home 3D distribution network in the world.

     In 2002, the Company introduced a technology that can convert live-action 35mm films to its 15/70-format at a modest incremental cost, while meeting the Company's high standards of image and sound quality. The Company believes that this proprietary system, known as IMAX DMR(R) (Digital Re-Mastering), can position IMAX theaters as a new release window, or distribution platform for Hollywood's event films. As of December 31, 2004, the Company, along with its studio partner, had released seven IMAX DMR films and had reached an agreement for two more such films to be released in 2005. In June 2004, the Company converted Warner Bros. Pictures' ("WB") Harry Potter and the Prisoner of Azkaban, WB's third film release based on the popular Harry Potter book series, through IMAX DMR technology. Harry Potter and the Prisoner of Azkaban: The IMAX Experience ran exclusively on approximately 50 IMAX screens beginning June 4, 2004, contemporaneous with the release of the film to conventional 35mm theaters. On July 23, 2004, Sony's Columbia Pictures released Spider-Man 2: The IMAX Experience, an IMAX DMR version of one of the year's top-grossing Hollywood film, to the IMAX theater network. In November 2004, an IMAX 3D DMR version of WB's CGI-animated holiday film, The Polar Express was released to IMAX theaters, contemporaneous with the film's 35mm release. The Polar Express: The IMAX 3D Experience was the first Hollywood feature film ever released in IMAX 3D and become the Company's most successful DMR release to date, grossing over $41.4 million worldwide in eleven weeks. In November 2004, the Company announced an agreement to release an IMAX DMR version of Twentieth Century Fox's Robots, an animated feature produced by BlueSky Productions, to IMAX theaters in March 2005. In December 2004, the Company announced an agreement to release an IMAX DMR version of WB's Charlie and the Chocolate Factory, a Tim Burton-directed adaptation of the best-selling Ronald Dahl novel, in July 2005.

                                IMAX CORPORATION

GENERAL (cont'd)

     In March 2003, the Company introduced IMAX(R) MPX(TM), a new theater projection system designed specifically for use by commercial multiplex operators. The IMAX MPX system, which is highly automated, was designed to reduce the capital and operating costs required to run an IMAX theater while still offering consumers the image and sound quality of the trademarked experience viewers derive from IMAX theaters known as "The IMAX Experience(R)". During 2004, the Company signed agreements for 22 MPX theater systems from North American and international commercial theater exhibitors.

     The Company was formed in March 1994 as a result of an amalgamation between WGIM Acquisition Corp. and the former IMAX Corporation ("Predecessor IMAX"). Predecessor IMAX was incorporated in 1967.

PRODUCT LINES

     The Company is the pioneer and leader in the large-format film industry, and believes it is the largest designer and manufacturer of specialty projection and sound systems, and a significant producer and distributor of 15/70-format films, for large-format theaters around the world. The Company's theater systems include specialized projection equipment, advanced sound systems, specialty screens, theater automation control systems and film handling equipment. The Company derives its revenues from the sale and lease of its theater systems to large-format theaters, the licensing of related film products to the IMAX theater network, post-production services for large-format films and through its owned and operated theater operations. Segmented information is provided in note 22 to the audited financial statements contained in Item 8.

IMAX SYSTEMS

     IMAX THEATERS

     The Company's primary products are its large-format theater systems. IMAX theater systems traditionally include a unique rolling loop 15/70-format projector that offers superior image quality and stability; a 6-channel, digital sound system delivering up to 12,000 watts; a screen with a proprietary coating technology; a digital theater control system and extensive theater planning, design and installation services. Theater systems are also leased or sold with a license for the use of the IMAX brand. The Company primarily offers four types of these theater systems: the GT projection system for the largest IMAX theaters; the SR system for smaller theaters; the Company's newest introduction, the IMAX MPX system, which is targeted for multiplex complexes; and a fourth category of theater systems featuring heavily curved and tilted screens that are used in dome shaped theaters. The GT, SR and IMAX MPX systems come with "flat" screens that have a minimum of curvature and tilt and can exhibit both two-dimensional ("2D") and 3D films, while dome shaped theaters are generally 2D only and are popular with the Company's institutional clients.

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

     The Company's projection systems utilize the largest commercially available film format (15-perforation film frame, 70mm), which is nearly 10 times larger than conventional film (4-perforation film frame, 35mm) and therefore able to project significantly more detail on a larger screen. The Company believes its projectors, which utilize the Company's rolling loop technology, are unsurpassed in their ability to project film with maximum steadiness and clarity with minimal film wear while substantially enhancing the quality of the projected image. As a result, the Company's projection systems deliver a higher level of clarity, detail and brightness compared to conventional movies and competing film or digital based projection systems.

     To complement the film technology and viewing experience, IMAX theater systems feature unique digital sound systems. The sound systems are among the most advanced in the industry and help to heighten the sense of realism of a 15/70-format film. IMAX sound systems are specifically designed for IMAX theaters and are an important competitive advantage of IMAX systems.

                                IMAX CORPORATION

PRODUCT LINES (cont'd)

IMAX SYSTEMS (cont'd)

     IMAX THEATERS (cont'd)

     THEATER SYSTEM LEASES AND SALES. The Company's system leases generally have 10 to 20-year initial terms and are typically renewable by the customer for one or more additional 10-year terms. As part of the lease agreement, the Company advises the customer on theater design, custom assemblies and supervises the installation of the theater system, provides training in using the equipment to theater personnel, and for a separate fee, provides ongoing maintenance to the system. Prospective theater owners are responsible for providing the theater location, the design and construction of the theater building, the installation of the system and any other necessary improvements as well as the marketing and programming at the theater. Under the terms of the typical lease agreement, the title to all theater system equipment (including the projection screen, the projector and the sound system) remains with the Company. The Company has the right to remove the equipment for non-payment or other defaults by the customer. The contracts are generally not cancelable by the customer unless the Company fails to perform its obligations. In certain circumstances, the Company enters into sale agreements with their customers. In these instances, the title to the theater system equipment remains with the customer, however, the Company retains the first right to purchase the systems back at the end of the trademark license term. The contracts are generally denominated in U.S. dollars, except in Canada, Japan and parts of Europe, where contracts are denominated in local currency.

     The typical lease agreement provides for three major sources of revenue for the Company: initial rental fees; ongoing minimum and additional rental payments; and ongoing maintenance fees. Ongoing minimum and additional rental payments and maintenance fees are generally received over the life of the contract and are usually adjusted annually based on changes in the local consumer price index. The terms of each lease agreement vary according to the system technology provided and the geographic location of the customer.

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

                                IMAX CORPORATION

PRODUCT LINES (cont'd)

IMAX SYSTEMS (cont'd)

     IMAX THEATERS (cont'd)

     The following chart shows the number of the Company's theater systems by product, theater network base and backlog as of December 31:

                                                           2004
-----------------------------------------------------------------------------------------------------------------------
                                                2D                                                 3D
                           ------------------------------------------      --------------------------------------------
                                               THEATER                                            THEATER
                             PRODUCT           NETWORK        BACKLOG         PRODUCT             NETWORK       BACKLOG
                                                 BASE                                              BASE

Flat Screen                IMAX                   50              0        IMAX 3D                  82             17
                                                                           IMAX 3D SR               44             12
Dome Screen                IMAX Dome              65              4        IMAX MPX                  7             27

                                                           2003
-----------------------------------------------------------------------------------------------------------------------
                                                2D                                                 3D
                           ------------------------------------------      --------------------------------------------
                                               THEATER                                            THEATER
                             PRODUCT           NETWORK        BACKLOG         PRODUCT             NETWORK       BACKLOG
                                                 BASE                                              BASE

Flat Screen                IMAX                   55              2        IMAX 3D                  81             25
                                                                           IMAX 3D SR               38             21
Dome Screen                IMAX Dome              66              5        IMAX MPX                  0              8

     IMAX AND IMAX DOME SYSTEMS. IMAX and IMAX Dome systems make up approximately half of the Company's installed theater base. IMAX theaters, with a flat screen, were introduced in 1970, while IMAX Dome theaters, which are designed for tilted dome screens, were introduced in 1973. There have been several significant proprietary and patented enhancements to these systems since their introduction.

     IMAX 3D AND IMAX 3D SR SYSTEMS. IMAX 3D theaters utilize a flat screen 3D system, which produces realistic three-dimensional images on an IMAX screen. The Company believes that the IMAX 3D system offers consumers one of the most realistic 3D experiences available today. To create the 3D effect, the audience uses either polarized or electronic glasses that separate the left-eye and right-eye images. The IMAX 3D projectors can project both 2D and 3D films, allowing theater owners the flexibility to exhibit either type of film. The Company offers upgrades to existing theaters, which have 2D IMAX projection systems to IMAX 3D projection systems. Since the introduction of IMAX 3D technology, the Company has upgraded 16 theater systems.

     In 1997, the Company launched a smaller IMAX 3D system called IMAX 3D SR, a patented theater system that combines a proprietary theater design, a more automated projection system and specialized sound system to replicate the experience of a larger IMAX 3D theater in a smaller space.

     IMAX MPX. In 2003, the Company launched its new large-format theater system designed specifically for use in multiplex theaters. Known as IMAX MPX, this system projects 15/70-format film onto screens, which are curved and tilted forward to further immerse the audience. An MPX theater utilizes the Company's next generation proprietary digital sound system, capable of multi-channel uncompressed 24bit studio quality digital audio. The projector is capable of playing both 2D and 3D films, and installs into a standard 35mm projection booth. The MPX system can be installed as part of a newly-constructed multiplex, as an add-on to an existing multiplex or as a retrofit of one or two existing, stadium seat auditoriums within a multiplex. With lower capital and operating costs, the MPX is designed to improve a multiplex-owner's financial returns and allow for the installation of IMAX theaters in markets that might previously not have been able to support one. The Company has signed agreements for 31 MPX theater systems, seven of which were installed in 2004. In addition, three existing customers switched their product commitments to IMAX MPX systems from other theater systems in the year.

                                IMAX CORPORATION

PRODUCT LINES (cont'd)

IMAX SYSTEMS (cont'd)

     SOUND SYSTEMS

     The Company believes it is a world leader in the design and manufacture of digital sound systems for applications including traditional movie theaters, auditoriums and IMAX theaters.

FILMS

     FILM PRODUCTION, DISTRIBUTION AND POST-PRODUCTION

     Films produced by the Company are typically financed through third parties, whereby the Company will generally receive a film production fee in exchange for producing the film and will be a distributor of the film. The ownership rights to such films may be held by the film sponsors, the film investors and/or the Company. In the past, the Company often internally financed film production, but has increasingly moved towards a model utilizing third-party funding for the large-format films it distributes.

     The Company is a significant distributor of 15/70-format films. The Company generally distributes films which it has produced or for which it has acquired distribution rights from independent producers. As a distributor, the Company generally receives a percentage of the theater box office receipts.

     The library of 15/70-format films includes Hollywood event films converted into 15/70 format through IMAX DMR technology, such as the 2004 hit The Polar
Express: The IMAX 3D Experience, along with general entertainment and educational films on subjects such as space, wildlife, music, history and natural wonders, and consisted of 226 films at the end of 2004, of which the Company had distribution rights to 52 such films. In recent years, 15/70-format films have been successfully released by the Company, including NASCAR 3D: The IMAX Experience, which was released by the Company and WB in March 2004 and has grossed more than $20.6 million to date, SPACE STATION which was released in April 2002 and has grossed over $80.3 million to date, T-REX: Back to the Cretaceous, which was released by the Company in 1998 and has grossed over $87.6 million to date and Fantasia 2000: The IMAX Experience which was released by the Company and Buena Vista Pictures Distribution, a unit of The Walt Disney Company in 2000. Fantasia 2000, the first theatrical full-length feature film to be reformatted into 15/70-format, has grossed over $80.4 million to date. 15/70-format films have significantly longer exhibition periods than conventional 35mm films and many of the films in the large-format library have remained popular for many decades including the films To Fly! (1976), Grand Canyon - The Hidden Secrets (1984) and The Dream Is Alive (1985).

     In 2002, the Company introduced its IMAX DMR technology, which allows 35mm live-action films to be digitally converted to IMAX's 15/70-format at a modest incremental cost. In some instances, the Company has received a processing fee for re-mastering an IMAX DMR film release, the cost of which is borne by the rights holder of the 35mm film. In other instances the Company has paid for the cost of DMR re-mastering and recouped this cost from a percentage of the gross box office receipts of the picture. The Company may also have certain distribution rights to the 15/70-format films produced using its IMAX DMR technology.

     The first IMAX DMR film, Apollo 13: The IMAX Experience, produced in conjunction with Universal Pictures and Imagine Entertainment, was released to 22 IMAX theaters in September 2002. The Company's second IMAX DMR film, Star
Wars: Episode II Attack of the Clones - The IMAX Experience, was released in conjunction with Twentieth Century Fox, in November 2002, to 58 IMAX theaters.

     On June 6, 2003, an IMAX DMR version of WB's The Matrix Reloaded, was released to over 70 IMAX screens four weeks after the domestic release of the film to conventional 35mm theaters. On November 5, 2003, The Matrix Revolutions became the first-ever live-action Hollywood film released simultaneously to both 35mm theaters and 48 IMAX screens.

                                IMAX CORPORATION

PRODUCT LINES (cont'd)

FILMS (cont'd)

     FILM PRODUCTION, DISTRIBUTION AND POST-PRODUCTION (cont'd)

     On March 12, 2004, IMAX and WB released NASCAR 3D: The IMAX Experience, their first IMAX 3D film collaboration. On June 4, 2004, an IMAX DMR version of WB's Harry Potter and the Prisoner of Azkaban was released to IMAX theaters contemporaneous with the 35mm domestic release. On July 23, 2004, IMAX and Sony's Columbia Pictures released the IMAX DMR version of one of the year's top grossing Hollywood feature films, Spider-Man 2, to IMAX theaters. Spider-Man 2:
The IMAX Experience, was released on 45 IMAX screens, in the fourth week of the film's 35mm run.

     In November 2004, in conjunction with WB, the Company released the first-ever Hollywood 3D feature film in IMAX's format. The Polar Express: The IMAX 3D Experience, opened on November 9, contemporaneous with the film's 35mm release. The animated film, based on the popular Chris Van Allsburg children's book, grossed $3.0 million domestically in its first five days in 59 IMAX theaters. In just eleven weeks, the film grossed nearly $34.5 million domestically and over $43.8 million worldwide, making it the most successful release in IMAX DMR history.

     The Company believes that these releases have helped to position IMAX theaters as a separate distribution platform for Hollywood films similar to the type created when Hollywood studios began including the pay TV and home video industries as release windows for their films.

     On November 24, 2004, IMAX and Twentieth Century Fox announced that Robots, an animated feature from the creators of the 2002 film ICE AGE, will be simultaneously released to both IMAX and conventional theaters on March 11, 2005. On December 16, 2004, IMAX and WB announced that their seventh film collaboration would be an IMAX DMR version of Charlie and the Chocolate Factory, to be released to IMAX on July 15, 2005, simultaneously with the conventional 35mm release.

     David Keighley Productions 70MM Inc., a wholly-owned subsidiary of the Company, provides film post-production and quality control services for 15/70-format films (whether produced internally or externally), and digital post-production services.

     DIGITAL RE-MASTERING (IMAX DMR)

     The Company has developed technology that makes it possible for 35mm live-action film to be transformed into IMAX's 15/70-format at a cost of roughly $2 - $3 million. This patent-pending system, known as IMAX DMR, opens the IMAX theater network up to potential film releases from Hollywood's broad library of new and old films.

     The IMAX DMR process involves the following:

     o scanning, at the highest resolution possible, each individual frame of the 35mm film and converting it into a digital image;

     o    optimizing the image using proprietary image enhancement tools;

     o analyzing the information contained within a 35mm frame format and enhancing the digital image using techniques such as sharpening, color correction, grain removal and the elimination of unsteadiness, removal of unwanted artifacts; and

     o    recording the enhanced digital image onto 15/70-format film.

                                IMAX CORPORATION

PRODUCT LINES (cont'd)

FILMS (cont'd)

     DIGITAL RE-MASTERING (IMAX DMR) (cont'd)

     The highly automated system typically allows the re-mastering process to meet aggressive film production schedules. The Company is continuing to improve the length of time it takes to reformat a film with its IMAX DMR technology. Apollo 13: The IMAX Experience was re-mastered in 16 weeks, while Spider-Man 2:
The IMAX Experience was re-mastered in less than three weeks. The IMAX DMR conversion of simultaneous, or "day-and-date", releases are done in parallel with the movie's filming and editing, which is necessary for the simultaneous, or day-and-date, release of an IMAX DMR film.

     For IMAX DMR releases, the original soundtrack of the 35mm film is re-mastered for IMAX's five or six-channel digital sound system. Unlike conventional theater sound systems, IMAX sound systems are uncompressed, full fidelity and use proprietary loudspeaker systems and surround sound that ensure every theater seat is in a good listening position. While the Company has to date only converted live-action 35mm films into IMAX's 15/70-format film in 2D, the Company has developed a technology to convert live action 2D 35mm movies to IMAX 3D films, a technology which the Company believes can offer significant potential benefits to the Company and the IMAX theater network. The Company has successfully demonstrated its ability to convert computer generated animation to IMAX 3D, with the 1999 release of Cyberworld, the 2002 release of Steve Oedekerk's Santa vs. the Snowman, and the 2004 release of the full length CGI feature, The Polar Express: The IMAX 3D Experience.

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

     The Company has developed state-of-the-art patented dual and single filmstrip 3D cameras which are among the most advanced motion pictures cameras in the world and are the only 3D cameras of their kind. The IMAX 3D camera simultaneously shoots left-eye and right-eye images and its compact size allows filmmakers access to a variety of locations, such as underwater or aboard aircraft. The Company has dual filmstrip cameras available for rent.

                                IMAX CORPORATION

MARKETING AND CUSTOMERS

     The Company markets its theater systems through a direct sales force and marketing staff located in offices in Canada, the United States, Europe, Singapore, Japan and China. In addition, the Company has agreements with consultants, business brokers and real estate professionals to locate potential customers and theater sites for the Company on a commission basis.

     The commercial theater segment of the Company's theater network is now its largest segment with a total of 135 theaters opened. At December 31, 2004, 36.3% of all opened IMAX theaters were in locations outside of North America. The Company's institutional customers include science and natural history museums, zoos, aquaria and other educational and cultural centers. The Company also leases its systems to theme parks, tourist destination sites, fairs and expositions. The following table outlines the breakdown of the theater network by geographic segment as at December 31:

                                                                                              2004              2003
                                                                                        ---------------   ---------------
                                                                                            THEATER           THEATER
                                                                                            NETWORK           NETWORK
                                                                                              BASE             BASE
                                                                                        ---------------   ---------------
Canada............................................................................                   24                23
United States.....................................................................                  125               120
Europe............................................................................                   46                45
Japan.............................................................................                   14                17
Rest of World.....................................................................                   39                35
                                                                                        ---------------   ---------------
Total.............................................................................                  248               240
                                                                                        ===============   ===============

     For information on revenue breakdown by geographic area, see note 22 to the audited financial statements in Item 8. No one customer represents more than 5.3% of the Company's installed base of theaters. The Company has no dependence upon a single customer, the loss of which would have a material adverse effect on the Company.

INDUSTRY AND COMPETITION

     The Company competes with a number of manufacturers of large-format film projection systems; most of which utilize smaller film formats, including 8-perforation film frame, 70mm and 10-perforation film frame, 70mm formats, which the Company believes delivers an image that is inferior to The IMAX Experience. The IMAX theater network and the number of 15/70-format films to which the Company has distribution rights are substantially larger than those of its 15/70-format competitors, and IMAX DMR reformatted films are available exclusively to the IMAX theater network. The Company's customers generally consider a number of criteria when selecting a large-format theater including quality, reputation, brand-name recognition, type of system, features, price and service. The Company believes that its competitive strengths include the value of the IMAX(R) brand name, the quality and historic up-time of IMAX theater systems, the number and quality of 15/70-format films that it distributes, the quality of the sound system included with the IMAX theater, the availability of Hollywood event films to IMAX theaters through IMAX DMR technology and the level of the Company's service and maintenance efforts. Virtually all of the best performing large-format theaters in the world are IMAX theaters.

     In 2003, the Company introduced IMAX MPX, a new theater projection system designed specifically for use in multiplex auditoriums. The IMAX MPX system is designed to reduce the capital and operating costs required to run an IMAX theater while still offering consumers the image and sound quality of The IMAX Experience.

     The commercial success of the Company's products and technologies is ultimately dependent upon consumer preferences. The out-of-home entertainment industry in general continues to go through significant changes, primarily due to technological developments and changing consumer tastes. Numerous companies are developing new entertainment products for the out-of-home entertainment industry and there are no guaranties that some of these new products or technologies will not be competitive with, superior to or more cost effective than the Company's products or technologies.

                                IMAX CORPORATION

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

     Historically, the Company's brand identity was grounded in its educational film presentations to families around the world. With an increasing number of IMAX theaters based in multiplexes and with a recent history of commercially successful large-format films such as Fantasia 2000: The IMAX Experience and Beauty and the Beast and the recent IMAX DMR releases including The Polar
Express: The IMAX 3D Experience, Harry Potter and the Prisoner of Azkaban: The IMAX Experience, The Matrix Reloaded: The IMAX Experience and The Matrix
Revolutions: The IMAX Experience, the Company is rapidly increasing its presence in commercial settings. The Company believes the strength of the IMAX brand will be an asset as it seeks to establish IMAX theaters as a new release window for Hollywood films.

RESEARCH AND DEVELOPMENT

     The Company believes that it is one of the world's leading entertainment technology companies with significant in-house proprietary expertise in projection system, camera and sound system design, engineering and imaging technology, particularly in 3D. The Company believes that the motion picture industry will be affected by the development of digital technologies, particularly in the areas of content creation (image capture), post-production (editing and special effects), digital re-mastering (such as IMAX DMR), distribution and display. The Company has made significant investments in digital technologies, including the development of a proprietary, patent-pending technology to digitally enhance image resolution and quality of 35mm motion picture films, and the conversion of monoscopic (2D) to stereoscopic (3D) images, and holds a number of patents, patents pending and intellectual property rights in these areas. In addition, the Company holds numerous digital patents and an exclusive supply arrangement with Texas Instruments Corp. in the large-format field of use.

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

     In March 2003, the Company launched its new large-format theater system designed specifically for use in multiplex theaters. Known as IMAX MPX, this new lower cost system allows commercial exhibitors to add an IMAX theater to a new multiplex, an existing multiplex or to retrofit one or two existing multiplex auditoriums into an IMAX theater. The IMAX MPX system is lighter and simpler to operate, with theater geometries designed to reduce construction, installation, facility and operating costs. An IMAX MPX system projects 15/70-format film onto screens that are curved and tilted forward to further immerse the audience. An IMAX MPX theater utilizes the Company's next generation proprietary digital sound system, capable of multi-channel uncompressed 24bit studio quality digital audio. The IMAX MPX projector is capable of playing both 2D and 3D films, and installs into a standard 35mm projection booth.

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

                                IMAX CORPORATION

RESEARCH AND DEVELOPMENT (cont'd)

     For 2004, 2003 and 2002, the Company recorded research and development expenses of $4.0 million, $3.8 million and $2.4 million, respectively.

     As of December 31, 2004, 28 of the Company's employees were connected with research and development projects.

MANUFACTURING AND SERVICE

PROJECTION SYSTEMS MANUFACTURING

     The Company assembles its large-format projection systems at its Corporate Headquarters and Technology Center in Mississauga, Canada (near Toronto). A majority of the components for the Company's systems are purchased from outside vendors. The Company develops and designs all the key elements for the proprietary technology involved in its projector and camera systems. Fabrication of these components is then subcontracted to a group of carefully pre-qualified suppliers. Manufacture and supply contracts are signed for the delivery of components on an order-by-order basis. The Company has developed long-term relationships with a number of significant suppliers, and the Company believes its existing suppliers will continue to supply quality products in quantities sufficient to satisfy its needs. The Company inspects all components and sub-assemblies, completes the final assembly and then subjects the systems to comprehensive testing prior to shipment. In 2004, IMAX theater systems had operating uptimes based on scheduled shows of approximately 99.9%.

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

PATENTS AND TRADEMARKS

     The Company's inventions cover various aspects of its proprietary technology and many of such inventions are protected by Letters of Patent or applications filed throughout the world, most significantly in the United States, Canada, Belgium, Japan, France, Germany and the United Kingdom. The subject matter covered by these patents, applications and other licenses encompasses electronic circuitry and mechanisms employed in film projectors and projection systems (including 3D projection systems), a method for synchronizing digital data systems, a method of generating stereoscopic (3D) imaging data from a 2D source and a process for digitally re-mastering 35mm films into 15/70-format. The Company has been diligent in the protection of its proprietary interests.

     The Company currently holds or licenses 45 patents, has 16 patents pending in the United States and has corresponding patents or filed applications in many countries throughout the world. While the Company considers its patents to be important to the overall conduct of its business, it does not consider any particular patent essential to its operations. Certain of the Company's patents in the United States, Canada and Japan for improvements to the IMAX projector, IMAX 3D Dome and sound systems expire between 2008 and 2020.

                                IMAX CORPORATION

MANUFACTURING AND SERVICE (cont'd)

PATENTS AND TRADEMARKS (cont'd)

     The Company owns or otherwise has rights to trademarks and trade names used in conjunction with the sale of its products, systems and services. The following trademarks are considered significant in terms of the current and contemplated operations of the Company: IMAX(R), The IMAX Experience(R), An IMAX Experience(R), IMAX DMR(R), IMAX(R) 3D, IMAX(R) Dome, IMAX MPX(TM), IMAX think big(R) and think big(R). These trademarks are widely protected by registration or common law throughout the world. The Company also owns the service mark IMAX THEATRE(TM).

EMPLOYEES

     As of December 31, 2004, the Company had 363 employees not including hourly employees at Company owned and operated theaters.

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

ITEM 2. PROPERTIES

     The Company's principal executive offices are located in Mississauga, Ontario, Canada, New York, New York and Santa Monica, California. The Company's principal facilities are as follows:


                                                 OPERATION                         OWN/LEASE        EXPIRATION
                                                 ---------                         ---------        ----------

Mississauga, Ontario(1)..... Headquarters, Administrative, Assembly and               Own               N/A
                             Research and Development
New York, New York.......... Executive                                               Lease             2014
Santa Monica, California.... Sales, Marketing, Film Production and Post-             Lease             2012
                             Production
Shanghai, China............. Sales and Marketing                                     Lease             2007
Tokyo, Japan................ Sales, Marketing, Maintenance and Theater Design        Lease             2006

     (1) This facility is subject to a charge in favor of Congress Financial Corporation (Canada) in connection with a secured revolving credit facility (see note 14 to the Audited Financial Statements contained in Item 8).


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

                                IMAX CORPORATION

     In May 2003, the Company filed a Statement of Claim in the Ontario Superior Court of Justice against United Cinemas International Multiplex B.V. ("UCI") for specific performance, or alternatively, damages of $25.0 million with respect to the breach of a 1999 agreement between the Company and UCI whereby UCI committed to purchase IMAX theater systems from the Company. In August 2003, UCI filed a Statement of Defence denying it is in breach. On December 10, 2003, UCI and its two subsidiaries in the United Kingdom and Japan filed a claim against the Company claiming alleged breaches of the 1999 agreement referred to in the Company's claim against UCI, and repeating allegations contained in UCI's Statement of Defence to the Company's action. In December 2004, the parties entered into an agreement to settle all existing litigation.

     In November 2001, the Company filed a complaint with the District Court of Munich against Big Screen, a German large-screen cinema owner in Berlin ("Big Screen"), demanding payment of rental payments and certain other amounts owed to the Company. Big Screen has raised a defense based on alleged infringement of German antitrust rules, relating mainly to an allegation of excessive pricing. Big Screen had brought a number of motions for restraining orders in this matter relating to the Company's provision of films and maintenance, all of which have been rejected by the courts, including the Berlin Court of Appeals, and exhausting all appeals. The Company believes that all of the allegations in Big Screen's individual defense are entirely without merit and will accordingly continue to prosecute this matter vigorously. The Company believes that the amount of the loss, if any, suffered in connection with this dispute would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

     In May 2002, the Company filed a complaint with the District Court of Nuremberg-Furth, Germany against Siewert Holding in Wuerzburg ("Siewert"), demanding payment of rental obligations and other amounts owed to the Company. Siewert raised a defense based on alleged infringement of German antitrust rules. By judgement of December 20, 2002, the District Court rejected the defense. Following an appeal to the Munich Court of Appeals, Siewert's appeal was largely rejected and the Munich Court of Appeals awarded judgement in documentary proceedings in favor of the Company and added further amounts that had fallen due. Siewert applied for leave to appeal to the German Supreme Court on matters of law, which was rejected by the German Supreme Court in March 2004. Siewert subsequently made a partial payment of amounts awarded to the Company. Siewert has filed follow up proceedings to the documentary proceedings in the District Court, essentially repeating the claims rejected in the documentary proceeding. On September 30, 2004, Siewert filed for insolvency with the Local Court in Wuerzburg, and such proceedings were opened with effect as of November 30, 2004, as a result of which the proceedings are temporarily stayed. To the extent the lawsuit will be continued the Company will continue to vigorously pursue its claims and believes that the amount of loss, if any, suffered in connection with these proceedings would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

     In January 2004, the Company and IMAX Theatre Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages of approximately $3.7 million before the International Court of Arbitration of the International Chambers of Commerce (the "ICC") with respect to the breach by Electronic Media Limited ("EML") of its December 2000 agreement with the Company. In April 2004, EML filed an answer and counterclaim seeking the return of funds EML has paid to the Company, incidental expenses and punitive damages. In June 2004, the Company commenced a related arbitration before the ICC against EML's affiliate, E-CITI Entertainment (I) PVT Limited ("E-Citi"), seeking $17.8 million as a result of E-Citi's breach of a September 2000 lease agreement. E-Citi has responded to the arbitration demand and has asserted several defenses, including that the ICC does not have jurisdiction for the arbitration. The ICC has rejected the lack of jurisdiction defense and has set the case for arbitration. As E-Citi has refused to pay its share of the arbitration costs set by the ICC, the Company has accordingly applied for relief from the ICC and has requested that adjudication proceed expeditiously. The Company also believes that the allegations made by EML in its counterclaim are entirely without merit and has requested that the counterclaim be dismissed on the basis that EML has recently advised the ICC that it has insufficient funds to pay its share of the arbitration costs. The Company believes that the amount of loss, if any, suffered in connection with the arbitration would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders during the quarter ended December 31, 2004.

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

                                                                                  U.S. DOLLARS
                                                                             ----------------------
                                                                             HIGH              LOW
                                                                             ----              ---

NASDAQ
Year ended December 31, 2004
     Fourth quarter.........................................                  8.70             5.06
     Third quarter..........................................                  6.14             4.22
     Second quarter.........................................                  6.47             4.04
     First quarter..........................................                  8.36             5.60
Year ended December 31, 2003
     Fourth quarter.........................................                 10.40             6.84
     Third quarter..........................................                  9.75             6.95
     Second quarter.........................................                  9.50             4.83
     First quarter..........................................                  5.06             2.61

                                                                                CANADIAN DOLLARS
                                                                             -----------------------
                                                                             HIGH              LOW
                                                                             ----              ---
TSX
Year ended December 31, 2004
     Fourth quarter.........................................                 10.60             6.34
     Third quarter..........................................                  7.98             5.55
     Second quarter.........................................                  8.79             5.50
     First quarter..........................................                 10.75             7.31
Year ended December 31, 2003
     Fourth quarter.........................................                 13.89             9.07
     Third quarter..........................................                 13.48             9.57
     Second quarter.........................................                 12.75             7.11
     First quarter..........................................                  7.47             4.00

     As of February 21, 2005, the Company had approximately 307 registered holders of record of the Company's common shares.

     The Company has not paid within the last three fiscal years, and has no current plans to pay, cash dividends on its common shares. The payment of dividends by the Company is subject to certain restrictions under the terms of the Company's indebtedness (see notes 11 and 14 to the audited financial statements in Item 8 and the discussion of liquidity and capital resources in
Item 7). The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including the Company's financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

                                IMAX CORPORATION

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES (cont'd)

EQUITY COMPENSATION PLANS

     The following table sets forth information regarding the Company's Equity Compensation Plan as of December 31, 2004:


                                                                                                  Number of securities
                                                                                                 remaining available for
                                      Number of securities to         Weighted average            future issuance under
                                      be issued upon exercise         exercise price of            equity compensation
Plan category                         of outstanding options,       outstanding options,            plans (excluding
                                        warrants and rights          warrants and rights         securities reflected in
                                                                                                       column (a))
---------------------------------     -------------------------    ------------------------     --------------------------
                                                (a)                          (b)                           (c)

Equity compensation plans                            5,593,101                       $6.82                      2,139,294
approved by security holders
Equity compensation plans not
approved by security holders
                                                    350,000(1)                       $6.06                            nil
                                      -------------------------    ------------------------     --------------------------
Total                                                5,943,101                       $6.78                      2,139,294
                                      =========================    ========================     ==========================

(1) Warrants granted to strategic partners of the Company, see note 17(c) to the audited financial statements in Item 8.

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

     DISTRIBUTIONS ON COMMON SHARES

     In general, distributions (without reduction for Canadian withholding taxes) paid by the Company with respect to the common shares will be taxed to a U.S. Holder as dividend income to the extent that such distributions do not exceed the current and accumulated earnings and profits of the Company (as determined for U.S. federal income tax purposes). Subject to certain limitations, dividends paid to non-corporate U.S. Holders may be eligible for a reduced rate of taxation as long as the Company is considered to be a "qualified foreign corporation". A qualified foreign corporation includes a foreign corporation that is eligible for the benefits of an income tax treaty with the United States. The amount of a distribution that exceeds the earnings and profits of the Company will be treated first as a non-taxable return of capital to the extent of the U.S. Holder's tax basis in the common shares and thereafter as taxable capital gain. Corporate holders generally will not be allowed a deduction for dividends received in respect of distributions on common shares. Subject to the limitations set forth in the U.S. Internal Revenue Code, as modified by the U.S.-Canada Income Tax Treaty, U.S. Holders may elect to claim a foreign tax credit against their U.S. federal income tax liability for Canadian income tax withheld from dividends. Alternatively, U.S. Holders may claim a deduction for such amounts of Canadian tax withheld.

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

     This summary is based on the current provisions of the Income Tax Act (Canada), the regulations thereunder, all specific proposals to amend such Act and regulations publicly announced by or on behalf of the Minister of Finance (Canada) prior to the date hereof and the Company's understanding of the published administrative and assessing practices of the Canada Revenue Agency. This summary does not otherwise take into account any change in law or administrative practice, whether by judicial, governmental, legislative or administrative action, nor does it take into account provincial, territorial or foreign income tax consequences, which may vary from the Canadian federal income tax considerations described herein.

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

     Under the Canada-U.S. income tax treaty, a holder entitled to the benefits of the treaty and to whom the common shares are taxable Canadian property will not be subject to Canadian tax on the disposition or deemed disposition of the common shares unless at the time of disposition or deemed disposition, the value of the common shares is derived principally from real property situated in Canada.

                                IMAX CORPORATION

ITEM 6.  SELECTED FINANCIAL DATA

(In thousands of U.S. dollars, except per share amounts)

     The selected financial data set forth below is derived from the consolidated financial statements of the Company. The financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles ("U.S. GAAP"). All financial information referred to herein is expressed in U.S. dollars unless otherwise noted. Certain comparative figures have been reclassified to conform with classifications adopted in 2004.

                                                                                     YEARS ENDED DECEMBER 31,
                                                                 ----------------------------------------------------------------
                                                                     2004         2003          2002         2001          2000
                                                                 ----------   ----------    ----------   ----------    ----------
STATEMENTS OF OPERATIONS DATA:
REVENUE
   IMAX systems(1).............................................  $   86,570   $   75,848    $   70,959   $   76,582    $  113,226
   Films.......................................................      27,887       25,803        40,556       29,923        41,711
   Theater operations..........................................      17,415       13,109        12,284        6,540         8,467
   Other.......................................................       4,108        4,500         5,303        4,654         7,096
                                                                 ----------   ----------    ----------   ----------    ----------
   Total revenue...............................................     135,980      119,260       129,102      117,699       170,500
COSTS OF GOODS AND SERVICES(2).................................      70,062       67,283        75,634       94,969       106,429
                                                                 ----------   ----------    ----------   ----------    ----------
GROSS MARGIN...................................................      65,918       51,977        53,468       22,730        64,071
Selling, general and administrative expenses(3)................      36,066       33,312        34,906       45,850        42,079
Research and development.......................................       3,995        3,794         2,362        3,385         6,497
Amortization of intangibles....................................         719          573         1,418        3,005         2,948
Loss (income) from equity-accounted investees(4)...............         --        (2,496)         (283)         (73)        4,811
Receivable provisions net of (recoveries)......................      (1,487)      (2,225)       (1,233)      18,102        13,086
Restructuring costs and asset impairments (recoveries)(5)......         848          969          (121)      45,269        11,152
                                                                 ----------   ----------    -----------  ----------    ----------
EARNINGS (LOSS) FROM OPERATIONS................................      25,777       18,050        16,419      (92,808)      (16,502)
Interest income................................................         756          656           413          847         3,285
Interest expense...............................................     (16,853)     (15,856)      (17,564)     (22,020)      (21,961)
Gain (loss) on retirement of notes(6)..........................        (784)      (4,910)       11,900       55,577            --
Recovery (impairment) of long-term investments(7)..............         293        1,892            --       (5,584)       (4,133)
                                                                 ----------   ----------    ----------   -----------   -----------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES.       9,189         (168)       11,168      (63,988)      (39,311)
Recovery of (provision for) income taxes(8) ...................         255          386            --      (27,848)       11,700
                                                                 ----------   ----------    ----------   -----------   ----------
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS.................       9,444          218        11,168      (91,836)      (27,611)
Net earnings (loss) from discontinued operations...............         800          195           804      (53,278)       (4,226)
                                                                 ----------   ----------    ----------   -----------   -----------
NET EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGES IN
   ACCOUNTING PRINCIPLES.......................................      10,244          413        11,972     (145,114)      (31,837)
Cumulative effect of changes in accounting principles,
   net of income tax benefit of $nil and $37,286(9)............          --         (182)           --           --       (61,110)
                                                                 ----------   -----------   ----------   ----------    -----------
NET EARNINGS (LOSS)............................................  $   10,244   $      231    $   11,972   $ (145,114)   $  (92,947)
                                                                 ==========   ==========    ==========   ===========   ===========

EARNINGS (LOSS) PER SHARE:
Earnings (loss) per share - basic and diluted:
   Net earnings (loss) from continuing operations..............  $      0.24  $      0.01   $     0.34   $     (2.97)  $     (0.93)
   Net earnings (loss) from discontinued operations............  $      0.02  $       --    $     0.02   $     (1.72)  $     (0.14)
                                                                 -----------  ----------    ----------   ------------  ------------
   Net earnings (loss) before cumulative effect of changes in
    accounting principles......................................  $      0.26  $      0.01   $     0.36   $     (4.69)  $     (1.07)
   Cumulative effect of changes in accounting principles.......  $      --    $        --   $       --   $        --   $     (2.04)
                                                                 ----------   ------------  ----------   -----------   ------------
   Net earnings (loss).........................................  $      0.26  $      0.01   $     0.36   $     (4.69)  $     (3.11)
                                                                 ===========  ===========   ==========   ============  ============

                                IMAX CORPORATION

(1) The Company generally enters into multi-year system lease agreements with customers that typically contain customer payment obligations prior to the scheduled installation of the system. During the period of time between lease signing and system installation, certain customers each year generally are unable, or elect not, to proceed with system installation for a number of reasons including business considerations, or the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the customer and the Company may enter into a consensual lease buyout, whereby the parties are released from all their future obligations under the lease, the initial lease payments that the customer previously made to the Company are recognized as revenue and the geographic territory granted to the customer reverts to the Company. In addition, since the introduction of its new IMAX MPX theater system in 2003, the Company has agreed with several customers to modify their lease agreements to substitute MPX systems for the systems for which the customers previously contracted, which were in the Company's backlog. Included in IMAX systems revenue are: $6.0 million related to MPX backlog upgrades, $12.3 million related to consensual lease buyouts and $0.8 million related to terminations due to customer defaults (an aggregate of $19.1 million for 2004, $9.5 million for 2003, $5.1 million for 2002, $5.5 million for 2001 and $1.4 million for 2000).

(2) In 2001, costs of goods and services included a $4.1 million and a $16.5 million charge relating to a decline in net realizable value of the Company's inventories and film assets, respectively. The year ended December 31, 2000 included a $8.6 million charge which related to the write-down of certain films in distribution.

(3) The year ended December 31, 2001 selling, general and administrative expenses included a $2.6 million non-cash compensation charge resulting from a stock grant issuance.

(4) In 2003, loss (income) from equity-accounted investees included a gain of $2.3 million from the release of a financial guarantee. In 2000, loss (income) from equity-accounted investees included a $4.0 million provision related to the guarantee of a term loan.

(5) Asset impairment charges amounted to $0.8 million and $1.0 million in 2004 and 2003, respectively, after the Company assessed the carrying value of certain assets. In 2001, restructuring costs and asset impairments (recoveries) included a charge of $16.3 million as part of the Company's efforts to streamline the business by reducing its overall corporate workforce and relocate its sound-system facility to near Toronto, Canada. In addition, the Company recorded charges of $26.7 million to fixed assets, and $3.3 million of other assets to recognize a decline in value the Company considered other than temporary in 2001. In 2000, asset impairments included charges of $11.2 million relating to fixed assets.

(6) During 2001, the Company and a wholly-owned subsidiary of the Company purchased and cancelled an aggregate of $70.4 million of the Company's convertible subordinated notes due April 1, 2003 (the "Subordinated Notes") for $13.7 million, represented by $12.5 million in cash by the subsidiary and $1.2 million in common shares by the Company. During 2002, the Company and a wholly-owned subsidiary of the Company purchased and cancelled an aggregate of $20.5 million of the Subordinated Notes for $8.1 million, represented by $6.0 million in cash by the subsidiary and $2.1 million in common shares by the Company. The Company cancelled the purchased Subordinated Notes and recorded a gain of $11.9 million. During 2003, the Company recorded a loss of $4.9 million related to costs associated with the repurchase, retirement and refinancing of $170.8 million of the Company's 7.875% senior notes due 2005 (the "Old Senior Notes"). During 2003, the Company also repaid the remaining outstanding Subordinated Notes balance of $9.1. During 2004, the Company recorded a loss of $0.8 million related to costs associated with the redemption of $29.2 million of the Old Senior Notes. This transaction had the effect of fully extinguishing the Old Senior Notes.

(7) Included in 2004 is a gain of $0.4 from the sale of its equity investment in Mainframe Entertainment, Inc. ("MFE"). During 2003, the Company entered into a settlement agreement with MFE, whereby the parties settled all of MFE's indebtedness and obligations to the Company arising under the Company's 6.0% Senior Secured Convertible Debenture due from MFE. The Company has recorded a gain of $1.9 million related to the final settlement. The Company had recorded a charge of $5.6 million and $4.1 million relating to the impairment of certain long-term investments for the years ended December 31, 2001 and 2000, respectively.

(8) In 2001, the provision for income taxes includes a $41.2 million increase in the valuation allowance to reflect uncertainty associated with realization of the Company's deferred income tax asset.

                                IMAX CORPORATION

(9) In 2003, the Company recorded a charge as a cumulative effect of change in accounting principle of $0.2 million in accordance with SFAS No. 143 "Accounting for Asset Retirement Obligations" which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In 2000, the Company recognized an after-tax charge of $54.5 million in accordance with the interpretive guidance of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). In fiscal 2000, the Company also adopted AICPA Statement of Position 00-2, "Accounting by Producers or Distributors of Film" ("SOP 00-2") and recorded an after-tax charge of $6.6 million to reflect the adoption of this new principle.

                                                                                   AS AT DECEMBER 31,
                                                          ---------------------------------------------------------------------
BALANCE SHEETS DATA:                                          2004           2003          2002          2001           2000
                                                          -----------    -----------   -----------   -----------    ----------

Cash, cash equivalents, restricted cash and investments
     in marketable debt securities.....................   $    28,964    $    52,243   $    37,136   $    26,388    $   34,310
Total assets(1)........................................       230,853        251,648       244,248       262,784       493,372
Total long-term indebtedness...........................       160,000        189,234       209,143       229,643       300,000
Total shareholders' equity (deficit)...................       (42,376)       (51,776)     (103,670)     (118,448)       22,263

(1)  Includes the assets of discontinued operations.

QUARTERLY STATEMENTS OF OPERATIONS SUPPLEMENTARY DATA:

                                                                                                 2004
                                                                       ----------------------------------------------------
                                                                           Q1             Q2           Q3           Q4
                                                                       -----------   -----------   -----------  -----------

Sales............................................................      $    24,881   $    31,748   $    31,827  $    47,524
Cost of goods and services.......................................           12,519        17,139        17,356       23,048
                                                                       -----------   -----------   -----------  -----------
Gross margin.....................................................      $    12,362   $    14,609   $    14,471  $    24,476
                                                                       ===========   ===========   ===========  ===========

Net earnings (loss) from continuing operations...................      $    (1,096)  $     1,352   $     1,600  $     7,588
Net earnings (loss) from discontinued operations.................              200           200           200          200
                                                                       -----------   -----------   -----------  -----------
Net earnings (loss)..............................................      $      (896)  $     1,552   $     1,800  $     7,788
                                                                       ===========   ===========   ===========  ===========

Net earnings (loss) per share - basic............................      $     (0.02)  $      0.04   $      0.05  $      0.20
Net earnings (loss) per share - diluted..........................      $     (0.02)  $      0.04   $      0.05  $      0.19

                                                                                                 2003
                                                                       ----------------------------------------------------
                                                                            Q1            Q2           Q3           Q4
                                                                       -----------   -----------   -----------  -----------

Sales............................................................      $    33,649   $    34,450   $    21,228  $    29,933
Cost of goods and services.......................................           17,648        20,164        11,538       17,933
                                                                       -----------   -----------   -----------  -----------
Gross margin.....................................................      $    16,001   $    14,286   $     9,690  $    12,000
                                                                       ===========   ===========   ===========  ===========

Net earnings (loss) from continuing operations...................      $     2,518   $     1,023   $    (2,510) $      (813)
Net earnings from discontinued operations........................              (95)          (54)         (144)         488
                                                                       ------------  ------------  ------------ -----------
Net earnings (loss) before cumulative effect of changes in
     accounting principles.......................................            2,423           969        (2,654)        (325)
Cumulative effect of changes in accounting principles net of
     income tax benefit..........................................              --            --            --          (182)
                                                                       -----------   -----------   -----------  ------------
Net earnings (loss)..............................................      $     2,423   $       969   $    (2,654) $      (507)
                                                                       ===========   ===========   ============ ============

Net earnings (loss) per share - basic and diluted................      $      0.07   $      0.03   $     (0.07) $     (0.02)

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The principal business of IMAX Corporation together with its wholly-owned subsidiaries (the "Company") is the design, manufacture, sale and lease of projection systems for large-format theaters including commercial theaters, museums and science centers, and destination entertainment sites. In addition, the Company designs and manufactures high-end sound systems and produces and distributes large-format films. At December 31, 2004, there were 248 IMAX theaters operating in 36 countries.

     The Company derives revenue principally from long-term theater system lease and sale agreements, maintenance agreements, and film distribution and production agreements. The Company also derives revenue from the operation of its own theaters, camera rentals and post-production services.

     Important factors that the Company's CEOs use in assessing the Company's business and prospects include the signing of new theater systems, profits from the Company's operating segments, earnings from operations as adjusted for unusual items that the Company views as non-recurring, such as costs associated with the repurchase and refinancing of the Company's 7.875% senior notes due 2005 (the "Old Senior Notes"), and the success of strategic initiatives such as the securing of new film projects, particularly IMAX DMR and IMAX 3D film projects.

THEATER SYSTEMS

     The Company provides its theater systems to customers on a long-term lease basis, typically with initial lease terms of 10 to 20 years. Lease agreements typically provide for three major sources of revenue: initial rental fees; ongoing rental payments, which include annual contractual minimum payments; and maintenance fees. The initial rental fees vary depending on the type of system and location and generally are paid to the Company in installments commencing upon the signing of the agreement. Ongoing rental payments are paid monthly over the term of the contract, commencing after system installation and are generally equal to the greater of a fixed minimum amount per annum and a percentage of box office receipts. Ongoing rental payments include rental income and finance income. An annual maintenance fee is generally payable commencing after the first year. Both minimum rental payments and maintenance fees are typically indexed to the local consumer price index. Revenue on theater system leases and sales are recognized at a different time than when cash is collected. See "Significant Accounting Policies" below for further discussion on the Company's revenue recognition policies.

     In addition, the Company sells theater systems to customers. These sales generally provide for upfront cash payments received prior to installation and the receipt of minimum payments over time, typically 10 to 20 years.

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

     As at December 31, 2004, there were 50 installed 2D flat screen systems, 65 installed 2D dome screen systems, 82 installed 3D standard systems, 44 installed 3D SR systems and 7 installed MPX systems in the world. As at December 31, 2003, there were 55 installed 2D flat screen systems, 66 installed 2D dome screen systems, 81 installed 3D standard systems, 38 installed 3D SR systems and no installed MPX systems in the world.

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

GENERAL (cont'd)

THEATER SYSTEMS (cont'd)

     Although almost 40% of installed IMAX theater bases are located outside of North America and more than 80% of IMAX theater systems in backlog are scheduled to be installed outside of North America, the North American commercial exhibitor market represents an important customer base for the Company in terms of both collections under existing long-term leases and potential future system contracts. In 2000 and 2001, many of the North American commercial exhibitor chains faced financial difficulties due to over-expansion, which in some cases led to bankruptcy proceedings and/or consolidations The Company believes it has adequately minimized its exposure to these exhibitors. In 2003, the Company launched a new large format theater system designed specifically for use in multiplex theaters, the IMAX MPX projection system, which can be installed as part of a newly constructed multiplex or as a retrofit to existing commercial multiplex auditoriums, and is designed to improve a multiplex owner's financial returns through lower operating and capital costs. Many North American exhibitors have emerged from bankruptcy proceedings or consolidations with new capital raised often in public markets. Along with numerous international and regional operators, the Company has targeted these North American operators for the sale and lease of its IMAX MPX systems. Since the product's introduction, the Company has signed agreements for 31 IMAX MPX theater systems of which ten were signed with North American exhibitors. Seven of the IMAX MPX systems were installed in 2004. Three existing customers have also switched their backlog commitments to the IMAX MPX projection systems in the year. While the Company is pleased with the positive developments in the North American commercial exhibitor market, there is no assurance that they will continue or that other commercial exhibitors will not encounter additional financial difficulties. To minimize the Company's credit risk in this area, the Company retains title to underlying theater systems leased, registers theater systems sold as collateral, performs initial and ongoing credit evaluations of its customers and makes ongoing provisions for its estimates of potentially uncollectible amounts.

     The average initial rent or sales price and minimum payments earned from customers under the Company's theater system lease or sales agreements can vary from quarter to quarter and year to year based on a number of factors including the mix of systems sold or leased, the type of contract and other factors specific to individual contracts, although the typical rent or sales price for its various projection systems does not generally vary significantly from region to region. The Company has taken steps in recent years to accelerate the growth of the global IMAX theater network and the sale or lease of its products by developing a lower-cost projection system designed to appeal to broader customer bases, particularly in commercial multiplex markets. Although this system is lower-cost, the Company has endeavored to successfully maintain its per unit margins on a percentage basis and to maintain the aggregate revenues and gross margins through increased volume. The Company signed 36 theater system agreements in 2004 (2003 - 25, 2002 - 21).

SALES BACKLOG

     During the year ended December 31, 2004, the Company signed contracts for 36 IMAX theaters, valued at $57.9 million. At December 31, 2004, the sales backlog, which represented contracts for 60 theater systems, totaled $104.9 million. The Company believes that the contractual obligations for system installations that are listed in sales backlog are valid and binding commitments. The sales backlog will vary from quarter to quarter depending on the signing of new theater systems, which adds to backlog, and the installation of theater systems and the settlement of theater system contracts, both of which reduce backlog. Sales backlog typically represents the minimum revenue under signed theater system sale and lease agreements that the Company believes will be recognized as revenue as the associated theater systems are installed. Sales backlog includes initial fees along with the present value of contractual minimums due over the lease term, but excludes maintenance revenues as well as rents in excess of contractual minimums that might be received in the future. The minimum revenue comprises the upfront payments plus the present value of the minimum payments due under sales-type lease and sale agreements. Operating leases are assigned no value in the sales backlog. The value of sales backlog does not include revenue from theaters in which the Company has an equity interest, letters of intent or long-term conditional theater commitments.

     The Company's backlog can be segregated by both territory of future installation and by customer type. The percentage of backlog relevant to each territory (based on installed dollar value of anticipated systems revenue as at December 31, 2004) is as follows: Europe - 25.5%, Asia - 45.5%, North America - 18.0%, South America - 3.9%, and rest of world - 7.1%. In addition, 80.9% of backlog represents future installations to commercial theater customers and 19.1% to institutional customers.

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

GENERAL (cont'd)

SALES BACKLOG (cont'd)

     The Company estimates that 32 to 37 of the 60 theater systems currently in backlog will be recognized subsequent to 2005. The Company reached agreements for the sale or lease of 36 projection systems in 2004 of which 22 were for IMAX MPX theater systems. Shorter install cycles are likely to occur more frequently with the introduction of the IMAX MPX theater system, which requires less construction time (as little as 1-2 months) due to its design and retrofit capability. The components of the Company's backlog as at December 31, 2004 by product type has been disclosed on page 7.

     In the normal course of its business the Company each year will have customers who, for a number of reasons including the inability to obtain certain consents, approvals or financing, are unable to proceed with theater construction. Once the determination is made that the customer will not proceed with installation, the lease agreement with the customer is generally terminated or amended. If the agreement is terminated, upon the Company and the customer being released from all their future obligations under the agreement, the initial lease cash payments that the customer previously made to the Company are recognized as revenue.

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

     The Company has developed a proprietary, patent-pending technology to digitally re-master 35mm live-action films into 15/70-format film at a modest cost for exhibition in IMAX theaters. This system, known as IMAX DMR, digitally enhances the image resolution quality of 35mm motion picture films for projection on IMAX screens while maintaining the visual clarity and sound quality for which The IMAX Experience is known. The Company believes that this technology has opened the IMAX theater network up to potential releases of Hollywood films including both library titles and contemporaneous new releases. The Company believes that the development of this new technology is key to helping it execute on its strategy of growing its commercial theater network by its establishment of a new distribution platform for Hollywood films.

     While the Company is optimistic about the success of its IMAX DMR technology to date, there is no guarantee that it will continue to be commercially successful and receive widespread acceptance by film studios.

THEATER OPERATIONS

     The Company has seven owned and operated theaters. In addition, the Company has entered into commercial arrangements with two theaters resulting in the sharing of profits and losses. The Company also provides management services to two theaters.

INTERNATIONAL OPERATIONS

     A significant portion of the Company's sales are made to customers located outside the United States and Canada. During 2004, 2003 and 2002, 42.6%, 39.7% and 37.0% respectively, of the Company's revenue was derived outside the United States and Canada. The Company expects that international operations will continue to account for a substantial portion of the Company's revenue in the future. In order to minimize exposure to exchange rate risk, the Company prices theater systems (the largest component of revenue) in U.S. dollars except in Canada, Japan and parts of Europe where they may be priced in local currency. Annual minimum rental payments and maintenance fees follow a similar currency policy.

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

     The Company considers the following critical accounting policies to have the most significant effect on its estimates, assumptions and judgments:

     REVENUE RECOGNITION

     SALES AND SALES-TYPE LEASES OF THEATER SYSTEMS

     Theater system leases that transfer substantially all of the benefits and risks of ownership to customers are classified as sales-type leases as a result of meeting the criteria established by FASB Statement of Financial Accounting Standards No. 13, "Accounting for Leases" ("FAS 13"). When revenue is recognized, the initial rental fees due under the contract, along with the present value of minimum ongoing rental payments, are recorded as revenues for the period, and the related theater system costs including installation expenses are recorded as cost of goods and services. Additional ongoing rentals in excess of minimums are recognized in future periods as revenue when reported by the theater operator, provided that collection is reasonably assured. Maintenance revenues are recognized when the services are rendered.

     The Company recognizes revenues from sales and sales-type leases generally upon installation of the theater system. Revenue associated with a sale or sales-type lease is recognized when all of the following criteria are met: persuasive evidence of an agreement exists; the price is fixed or determinable; and collection is reasonably assured.

     The timing of installation of the theater system is largely dependent on the timing of the construction of the customer's theater. Therefore, while revenue for theater systems is generally predictable on a long-term basis, it can vary from quarter to quarter or year to year depending on the timing of installation.

     The critical estimates that the Company considers with respect to the Company's lease accounting are the determination of economic useful life and the fair value of the projection equipment, including its residual value. These estimates are based upon historical experience with all our projection systems. Residual values are established at lease inception using estimates of fair value at the end of the lease term with consideration for forecasted supply and demand for various systems, future product launch plans, end of lease customer behavior, refurbishment strategies and changes in technology.

     The Company monitors the performance of the theaters to which it has leased equipment. When facts and circumstances indicate that it may need to change the terms of a lease, which had previously been recorded as a sales-type lease, the Company evaluates the likely outcome of such negotiations using the criteria under FAS 13. A provision is recorded against the net investment in leases if the Company believes that it is probable that the negotiation will result in a reduction in the minimum lease payments such that the lease will be reclassified as an operating lease. The provision is equal to the excess of the carrying value of the net investment in lease over the fair value of the equipment. Any adjustments which result from a change in classification from a sales-type lease to an operating lease are reported as a charge to income during the period the change occurs.

     In the normal course of its business, the Company will from time to time determine that a provision it had previously taken against the net investment in leases in connection with a customer's lease agreement should be reversed due to a change in the circumstances that led to the original provision.

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

GENERAL (cont'd)

SIGNIFICANT ACCOUNTING POLICIES (cont'd)

     REVENUE RECOGNITION (cont'd)

     SALES-TYPE LEASES OF THEATER SYSTEMS (cont'd)

     The Company generally enters into multi-year system lease agreements with customers that typically contain customer payment obligations prior to the scheduled installation of the system. During the period of time between lease signing and system installation, certain customers each year generally are unable, or elect not, to proceed with system installation for a number of reasons including business considerations, or the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the customer and the Company may enter into a consensual lease buyout, whereby the parties are released from all their future obligations under the lease, the initial lease payments that the customer previously made to the Company are recognized as revenue and the geographic territory granted to the customer reverts to the Company. In addition, since the introduction of its new IMAX MPX theater system in 2003, the Company has agreed with several customers to modify their lease agreements to substitute MPX systems for the systems for which the customers previously contracted, which were in the Company's backlog.

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

     MULTIPLE ELEMENT ARRANGEMENTS

     On occasion, the Company will include film licenses or other specified elements as part of system sales or lease agreements. When separate prices are listed in a multiple element arrangement, these prices may not be indicative of the fair values of those elements because the prices of the different components of the arrangements may be modified through negotiation although the aggregate consideration may not. Revenues under these arrangements are allocated based upon the estimated relative fair values of each element.

     In the normal course of its business, the Company will have customers who, for a number of reasons are unable to proceed with theater construction or wish to modify the terms of an existing arrangement. There is typically deferred revenue involved with these arrangements representing initial cash payments in advance of the default, settlement or modification of the arrangement. Pursuant to the policies discussed above, the total consideration to be received in these situations is allocated to each individual element of the settlement or modification arrangement based on the relative fair values of each element.

     Upon allocation of value to each element, each element is accounted for based on applicable revenue recognition criteria.

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

     The evaluation of collectibility of customer accounts is typically done on an individual account basis. If, based on an evaluation of accounts, the Company concludes that it is probable that the customer will not be able to pay all amounts due, the Company estimates the expected loss. In developing the estimates for an allowance, the Company considers general and industry economic and market conditions as well as other credit information available for the customer. The Company only records recoveries of provisions when objective verifiable evidence supports the change in the original provision.

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

     FILM ASSETS

     Estimates of ultimate revenues are prepared on a title by title basis and reviewed regularly by management and revised where necessary to reflect the most current information. Ultimate revenue for films includes estimates of revenues over a period not to exceed 10 years following the date of initial release.

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

     CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLE

     Effective January 1, 2003, the Company adopted SFAS No. 143 "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This standard requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently amortized over the asset's useful life. Accordingly, the Company recorded a charge in its consolidated results of operations for 2004 and 2003 including a cumulative effect of change in accounting principle of $0.2 million in 2003, which was recorded as a reduction of net income.

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

GENERAL (cont'd)

     TAX ASSET VALUATION

     As at December 31, 2004, the Company had net deferred income tax assets of $6.2 million, comprised of tax credit carryforwards, net operating loss and capital loss carryforwards and other deductible temporary differences, which can be utilized to reduce either taxable income or taxes otherwise payable in future years. The Company's management assesses realization of these net deferred income tax assets based on all available evidence and has concluded that it is more likely than not that these net deferred income tax assets will be realized. Positive evidence includes, but is not limited to, the Company's historical earnings, projected future earnings, contracted sales backlog at December 31, 2004, and the ability to realize certain deferred income tax assets through loss and tax credit carryback strategies. If and when the Company's operations in some jurisdictions were to reach a requisite level of profitability or where the Company's future profitability estimates increase due to changes in positive evidence, the Company would reduce all or a portion of the applicable valuation allowance in the period when such determination is made. This would result in an increase to reported earnings and a decrease to the Company's effective tax rate in such period. However, if the Company's projected future earnings do not materialize, or if the Company operates at a loss in certain jurisdictions, or if there is a material change in actual effective tax rates or time period within which the Company's underlying temporary differences become taxable or deductible, the Company could be required to increase the valuation allowance against all or a significant portion of the Company's deferred tax assets resulting in a substantial increase to the Company's effective tax rate for the period of the change and a material adverse impact on its operating results for the period.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In December 2004, FASB issued a revision to Financial Accounting Standards No. 123 ("FAS 123R"). FAS 123R is focused primarily on the accounting for transactions in which a company obtains employee services in exchange for stock options or share-based payments. Currently, the Company grants stock options to their employees and discloses the pro forma effect of compensation expense for these stock options. Under FAS 123R, the Company will be required to record this compensation expense in the Company's results of operations. FAS 123R is effective for the beginning of the first fiscal reporting period that begins after June 15, 2005. The Company has evaluated the effect the adoption of FAS 123R and will adopt the pronouncement beginning on July 1, 2005. The Company estimates that based on the currently issued options, and not including any further grants which may occur in 2005, the compensation expense for the six month period from July 1, 2005 to December 31, 2005 will approximate
$1.3 million before taxes.

SPECIAL ITEMS

     The Company recognized the following special items in its 2004 operating results which may not be reflective of future operating results.

     In 2004, the Company recorded a gain of $0.4 from the sale of its equity investment in Mainframe Entertainment, Inc. ("MFE").

     In 2004, the Company recorded a loss of $0.8 million when its remaining $29.2 million in outstanding Old Senior Notes were redeemed.

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

GENERAL (cont'd)

RESTRUCTURING COSTS AND OTHER SIGNIFICANT CHARGES (RECOVERIES)

(In thousands of U.S. dollars, except per share amounts)                           YEARS ENDED DECEMBER 31,
                                                                        ---------------------------------------------
                                                                             2004            2003            2002
                                                                        ------------    ------------    -------------

Restructuring costs (recoveries)                                        $         --    $         --    $        (497)
                                                                        ------------    ------------    -------------

Asset impairments (recoveries):
    Fixed assets                                                                 848             969             376
Other significant charges (recoveries):
    Accounts receivable                                                          (81)            714          (1,942)
    Inventories                                                                   --              --           1,229
    Fixed assets                                                                   4             353           2,799
    Other assets (excluding long-term investments)                                --              73             216
    Financing receivables                                                     (1,406)         (2,939)            709
    Long-term investments                                                       (293)         (1,892)             --
                                                                        ------------    ------------    ------------
Total asset impairments and other significant charges (recoveries)              (928)         (2,722)          3,387
                                                                        ------------    ------------    ------------
Net charges (recoveries)                                                $       (928)   $     (2,722)   $      2,890
                                                                        ============    ============    ============

RESTRUCTURING COSTS AND ASSET IMPAIRMENTS (RECOVERIES)

     The Company did not incur any restructuring related charges in 2004, 2003 or 2002. In 2001, the Company recorded a restructuring charge of $16.3 million. As of December 31, 2004, $15.6 million of the restructuring accrual has been spent. In 2002, $0.5 million of the accrual was reversed for terminated employees who obtained employment prior to completion of their severance period. As of December 31, 2004, $0.2 million remains accrued for amounts to be paid out to terminated employees.

     During 2004, 2003 and 2002, the Company recorded asset impairment charges of $0.8 million, $1.0 million, and $0.4 million, respectively, after assessing the carrying value of certain of its camera assets in 2004 due to lower volume in 2D camera rentals and certain of its owned and operated theater assets in 2003 and 2002 due primarily to lower than anticipated revenues at one of its locations. The Company recognized that the future cashflows of these assets did not support their recoverability.

OTHER SIGNIFICANT CHARGES (RECOVERIES)

     In 2004, the Company recorded a recovery of previously provided amounts of $1.4 million in financing receivables (2003 - $2.9 million net recovery, 2002 - $0.7 million net provision) as the collectibility uncertainty associated with certain leases was resolved by amendment or settlement of the leases. In 2002 the Company recorded a charge as collectibility on certain accounts was considered uncertain.

     The Company also recorded a recovery of $0.1 million in 2004 (2003 - $0.7 million provision, 2002 - $1.9 million recovery) in accounts receivable as collectibility associated with certain accounts was settled. In 2003 the Company recorded a charge as collectibility on certain accounts was considered uncertain based on facts and circumstances at the time.

     The Company recorded charges of less than $0.1 million in 2004 (2003 - $0.4 million, 2002 - $2.8 million) against fixed assets and $nil against other assets (2003 - $0.1 million, 2002 - $0.2 million), as the carrying values for the assets exceeded the discounted future cash flows expected from the assets.

     In 2004, the Company recorded a gain of $0.4 from the sale of its equity investment in MFE. During 2003, the Company entered into a settlement agreement with MFE, whereby the parties settled all of MFE's indebtedness and obligations to the Company arising under the Company's 6.0% Senior Secured Convertible Debenture due from MFE (the "Debenture"). The Company recorded a gain of $1.9 million related to the final settlement in 2003. The Company had previously recorded $5.6 million in 2001 as a charge for the decline in its MFE long-term investment that was considered to be other than temporary.

     In 2002, the Company recorded a charge for inventories of $1.2 million in costs of goods and services to reflect net realizable value.

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS

     The following table sets forth the percentage of total revenue for each of the items set forth below:

                                                                            YEARS ENDED DECEMBER 31,
                                                      --------------------------------------------------------------------
                                                          2004          2003          2002           2001          2000
                                                      -----------   -----------   -----------    -----------   -----------
                                                           %             %              %             %             %
Revenue
  IMAX systems....................................            63.7          63.6          55.0          65.0          66.4
  Films...........................................            20.5          21.6          31.4          25.4          24.5
  Theater operations..............................            12.8          11.0           9.5           5.6           5.0
  Other...........................................             3.0           3.8           4.1           4.0           4.1
                                                      ------------  ------------  ------------   -----------   -----------
Total revenue.....................................           100.0         100.0         100.0         100.0         100.0
Costs and goods and services......................            51.5          56.4          58.6          80.7          62.4
                                                      ------------  ------------  ------------   -----------   -----------
Gross margin......................................            48.5          43.6          41.4          19.3          37.6
Selling, general and administrative expenses......            26.5          28.0          27.0          39.0          24.7
Research and development..........................             2.9           3.2           1.8           2.9           3.8
Amortization of intangibles.......................             0.5           0.5           1.1           2.6           1.7
Loss (income) from equity-accounted investees.....            --            (2.1)         (0.2)         (0.1)          2.8
Receivable provisions, net of (recoveries)........            (1.1)         (1.9)         (1.0)         15.3           7.8
Restructuring costs and asset impairments (recovery)           0.6           0.8          (0.1)         38.5           6.5
                                                      ------------  ------------  ------------   -----------   -----------
Earnings (loss) from operations...................            19.1          15.1          12.7         (78.9)         (9.7)
                                                      ============  ============  ============   ===========   ===========
Net earnings (loss) before cumulative effect of
changes in accounting principles..................             7.5           0.3           9.3        (123.3)        (18.7)
                                                      ============  ============  ============   ===========   ===========
Net earnings (loss).................................           7.5           0.2           9.3        (123.3)        (54.5)
                                                      ============  ============  ============   ===========   ===========

YEAR ENDED DECEMBER 31, 2004 VERSUS YEAR ENDED DECEMBER 31, 2003

REVENUES

     The Company's revenues in 2004 were $136.0 million, compared to $119.3 million in 2003, an increase of 14.0% due in large part to an increase in Systems revenue (see below). The following table sets forth the breakdown of revenue by category:

(In thousands of U.S. dollars)
                                                                           YEARS ENDED DECEMBER 31,
                                                            -----------------------------------------------------
                                                                 2004               2003                2002
                                                            ---------------    ---------------     --------------
IMAX SYSTEMS REVENUE
Sales and leases..................................          $       63,482     $       52,269      $       46,656
Ongoing rent(1)...................................                   9,215              9,207               9,746
Maintenance.......................................                  13,873             14,372              14,557
                                                            --------------     --------------      --------------
                                                                    86,570             75,848              70,959
                                                            --------------     --------------      --------------

FILMS REVENUE
DMR ..............................................                   7,487                 42               1,252
Production and Post-production ...................                   6,968             11,370              17,663
Distribution......................................                  13,432             14,391              21,641
                                                            --------------     --------------      --------------
                                                                    27,887             25,803              40,556
                                                            --------------     --------------      --------------

THEATER OPERATIONS................................                  17,415             13,109              12,284
                                                            --------------     --------------      --------------

OTHER REVENUE.....................................                   4,108              4,500               5,303
                                                            --------------     --------------      --------------
                                                            $      135,980     $      119,260      $      129,102
                                                            ==============     ==============      ==============

(1)  Includes rental income and finance income.

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

YEAR ENDED DECEMBER 31, 2004 VERSUS YEAR ENDED DECEMBER 31, 2003 (cont'd)

REVENUES (cont'd)

     Systems revenue increased to $86.6 million in 2004 from $75.8 million in 2003, an increase of 14.1%. Revenue from sales and leases increased to $63.5 million in 2004 from $52.3 million in 2003, an increase of 21.5%. This increase was due to a greater number of system recognitions, and higher revenue from consensual lease buyouts and MPX backlog upgrades in the period, partially offset by slightly lower average revenue per system. The Company recognized revenue on 22 theater systems in 2004, versus 21 theater systems in 2003, one of which was an operating lease. Average sales and sales-type lease revenue per-system decreased in 2004 versus 2003 by 4.9% primarily due to a difference in the mix of projector systems recognized in each period as outlined in the table below:

                                                                      2004         2003
                                                                  ---------    ----------

IMAX 3D.....................................................              6             7
IMAX 3D SR..................................................              6            10
IMAX Dome...................................................              3             3
IMAX MPX....................................................              7           --
IMAX 2D.....................................................            --              1
                                                                  ---------    ----------
                                                                         22            21
                                                                  =========    ==========

     The Company generally enters into multi-year system lease agreements with customers that typically contain customer payment obligations prior to the scheduled installation of the system. During the period of time between lease signing and system installation, certain customers each year generally are unable, or elect not, to proceed with system installation for a number of reasons, including business considerations, or the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the customer and the Company may enter into a consensual lease buyout, whereby the parties are released from their future obligations under the lease, the initial lease payments that the customer previously made to the Company are recognized as revenue and the geographic territory granted to the customer reverts to the Company. In addition, since the introduction of its new IMAX MPX theater system in 2003, the Company has agreed with several customers to modify their lease agreements to substitute MPX systems for systems for which the customers previously contracted, which were in the Company's backlog. Amounts relating to the three categories of MPX backlog upgrades, consensual lease buyouts and terminations due to default of customers included in revenue for 2004 total $19.1 million compared to $9.5 million in 2003. $6.0 million of the total $19.1 million related to customers that restructured their existing lease agreements in order to obtain the Company's new IMAX MPX projection system technology, and $12.3 million of the total $19.1 million was recognized in respect of consensual lease buyouts. The remaining $0.8 million of the total $19.1 million was recognized in respect of terminations of agreements after customer default. The Company anticipates that while MPX backlog upgrades may continue as MPX systems continue to prove popular with commercial customers, overall revenue from consensual lease buyouts and terminations of agreements by customer default will likely decrease in 2005.

     Ongoing rental revenue in 2004 increased 0.1% from 2003 and maintenance revenue in 2004 decreased 3.5% over the prior year. The Company expects to see an increase in both ongoing rent and maintenance revenue as the Company's theater network continues to grow in 2005.

     Film revenues increased to $27.9 million in 2004 from $25.8 million in 2003. IMAX DMR revenues, which are revenues to the Company generated from the gross box office performance of IMAX DMR films, increased to $7.5 million in 2004 from less than $0.1 million in 2003. Film distribution revenues, which are revenues related to the release of films in the IMAX 15/70 library or new productions to which the Company has distribution rights, decreased to $13.4 million in 2004 from $14.4 million in 2003, a decrease of 6.7%, and film production and post-production revenues decreased to $7.0 million in 2004 from $11.4 million in 2003, a decrease of 38.7%. The decrease in film post-production revenues was mainly due to a decline in third party business at the Company's post-production unit. The increase in DMR revenue was due to the successful performance of the 2004 IMAX DMR film slate which included, The Polar Express:
The IMAX 3D Experience, Spider-Man 2: The IMAX Experience and Harry Potter and the Prisoner of Azkaban: The IMAX Experience. The increase in DMR revenues was partially offset by a decrease in film distribution revenues primarily due to stronger performances in 2003 of SPACE STATION and T-REX: Back to the Cretaceous.

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

YEAR ENDED DECEMBER 31, 2004 VERSUS YEAR ENDED DECEMBER 31, 2003 (cont'd)

REVENUES (cont'd)

     The Company believes it will continue to see higher film revenues in 2005 due to the increase in the number of new films expected to be released during the year. The Company intends to release in conjunction with studios five films in 2005 including Robots (March 2005), Batman Begins (June 2005), Charlie and The Chocolate Factory (July 2005), Magnificent Desolation 3D (September 2005), and one-or two other DMR films for which the Company is currently in negotiations.

     Theater operations revenue increased to $17.4 million in 2004 from $13.1 million in 2003, primarily due to the success of the 2004 film slate which contributed to an overall attendance increase of 5.4% and to an increase in the average ticket prices of 7.0%. The Company's Tempe theater was also consolidated for the entire 2004 year compared to equity-accounting treatment in 2003 when it was only 50% owned. The Company believes it will continue to see higher attendance rates in its theater operations due to an increase in the number of new films expected to be released in 2005.

     Other revenue decreased to $4.1 million in 2004 from $4.5 million in 2003, a decrease of 8.7%, largely as a result of decreased camera rentals in 2004.

     Based on the Company's expectation of 2005 system installations and its estimate of films to be released in 2005, the Company believes it will see higher revenues in 2005.

GROSS MARGIN

     Gross margin in 2004 was $65.9 million, or 48.5% of total revenue, compared to $52.0 million, or 43.6% of total revenue in 2003. The increase in gross margins for 2004 is primarily due to a combination of higher average gross margins for 22 systems installed during the year, and the margin impact of higher consensual lease buyouts and MPX backlog upgrades during the year. Average gross margin on sales and sales-type lease of projection systems increased in 2004 versus 2003 by 11.8% primarily due to the recognition of three refurbished or upgraded systems in 2004 compared to eight refurbished or upgraded systems in 2003 which typically have lower margins. Included in gross margin are revenues for 2004 related to consensual lease buyouts ($12.3 million), MPX backlog upgrades ($6.0 million) and terminations due to default of customers ($0.8 million) ( an aggregate $19.1 million, compared to $9.5 million in 2003).

     During 2004, the Company and its studio partners released four films:
NASCAR: The IMAX Experience, Harry Potter and the Prisoner of Azkaban: The IMAX Experience, Spider-Man 2: The IMAX Experience and Polar Express: The IMAX 3D Experience. As at December 31, 2004, these films have collectively grossed in excess of $75.0 million on IMAX screens. Although not all DMR film releases performed equally in the year due to differences in the structuring of the arrangements with each studio and box office performance of each DMR release, the Company believes it has achieved its strategic objectives for 2004 in this important area of the business. The Company's DMR gross margin improved significantly in comparison to 2003 due to the success of its 2004 IMAX DMR film slate. The film gross margins were also impacted by a decline in film distribution gross margin primarily due to the stronger performances in 2003 of SPACE STATION and T-REX: Back to the Cretaceous.

     The Company's owned and operated theater gross margin improved significantly in comparison to 2003 due to the success of its 2004 IMAX DMR film slate.

     Margins on other revenue also decreased significantly, primarily due to the decrease of camera rentals in 2004.

     The Company anticipates higher gross margins in 2005 due to a combination of higher system installations and relating to its DMR film releases as commercial exhibitors continue to install new projection systems in their multiplexes. The Company does not anticipate any margin erosion in the Company's post-production unit.

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

YEAR ENDED DECEMBER 31, 2004 VERSUS YEAR ENDED DECEMBER 31, 2003 (cont'd)

OTHER

     Selling, general and administrative expenses were $36.1 million in 2004 versus $33.3 million in 2003. The Company recorded a foreign exchange gain of $0.4 million in 2004 compared to a gain of $1.7 million in 2003. The Company records foreign exchange translation gains and losses primarily on a portion of its financing receivable balances which are denominated in Canadian dollars, Euros and Japanese Yen. Professional fees increased by $1.3 million in the period primarily relating to the costs associated with compliance in connection with the Sarbanes-Oxley Act of 2002. Legal fees for 2004 declined by $0.9 million as the Company settled or otherwise favorably resolved certain litigation matters. Compensation expense increased by $0.5 million in 2004 due in part to a higher Canadian dollar offset by a lower stock compensation charge. The Company also incurred higher Canadian capital taxes of $0.7 million in 2004 due to receipts of capital tax refunds received and recorded in 2003.

     Amortization of intangibles increased to $0.7 million in 2004, from $0.6 million in 2003.

     The Company no longer has any interests in equity-accounted investees as of December 31, 2003. Included in 2003 was a gain of $2.3 million as a result of the Company being released from a financial guarantee.

     Receivable provisions net of recoveries amounted to a net recovery of $1.5 million in 2004 compared to a net recovery of $2.2 million in 2003. The Company recorded an accounts receivable recovery of $0.1 million as compared to a provision of $0.7 million in 2003. There was a net recovery of $1.4 million in 2004 on financing receivables as compared to a net recovery of $2.9 million in 2003 due to a favorable outcome on lease amendments.

     Asset impairment charges amounted to $0.8 million compared to $1.0 million in 2003 after the Company assessed the carrying value of certain of its camera assets in 2004 due to lower volume in 2D camera rentals, and certain of its owned and operated theater assets in 2003 due primarily to lower than anticipated revenues at one of its locations. The Company recognized that the future cashflows of these assets did not support their recoverability. The Company does not anticipate any further impairment charges relating to its remaining camera assets.

     Interest income increased to $0.8 million in 2004 from $0.7 million in 2003 primarily due to interest received relating to tax refunds from favorable tax examinations paid to the Company in 2004.

     Interest expense increased to $16.9 million in 2004 from $15.9 million in 2003 due to a higher effective interest rate in the current period. In December 2003, the Company retired and repaid an aggregate of $123.6 million of its 7.875% Old Senior Notes. The balance of the Old Senior Notes of $29.2 million were retired and repaid in January 2005. In December 2003, The Old Senior Notes were replaced with $160.0 million aggregate principal of 9.625% senior notes due December 1, 2010 (the "Senior Notes"). Included in interest expense is the amortization of deferred finance costs in the amount $1.2 million in 2004 and $0.7 million for 2003. The Company's policy is to defer and amortize all the costs relating to a debt financing over the life of the debt instrument.

     Recovery on long-term investments was $0.3 million in 2004. The Company recorded a gain of $0.4 from the sale of its equity investment in MFE. Recovery on long-term investments was $1.9 million in 2003 as a result of a settlement agreement with MFE, whereby MFE made payments to the Company in full and final settlement of all of its indebtedness and obligations to the Company arising under a Debenture loan.

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

YEAR ENDED DECEMBER 31, 2004 VERSUS YEAR ENDED DECEMBER 31, 2003 (cont'd)

INCOME TAXES

     The Company's effective tax rate differs from the statutory tax rate and will vary from year to year primarily as a result of numerous permanent differences, the Canadian manufacturing and processing profits deduction, investments and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or reductions in the year, changes in the Company's valuation allowance based on the Company's recoverability assessments of deferred tax assets, and favorable or unfavourable resolution of various tax examinations. The 2004 deferred income tax recovery included a net $1.3 million decrease in the valuation allowance to reflect revised estimates regarding the realization of the Company's deferred income tax assets based on an assessment of positive and negative evidence. The Company also favorably resolved tax audits in respect of its 1999, 2000 and 2001 taxation years and filed amended tax returns for these years, which resulted in the verification by the authorities of additional investment tax credits and future tax deductions for use by the Company. These amounts have been reflected in the Company's effective rate reconciliation and gross deferred tax assets for the year. The audits and amended returns also resulted in the refund of tax of approximately $0.8 million in the year which was not previously recorded. As of December 31, 2004, the Company had a gross deferred income tax asset of $51.6 million, against which the Company is carrying a $45.5 million valuation allowance.

RESEARCH AND DEVELOPMENT

     Research and development expenses were $4.0 million in 2004 versus $3.8 million in 2003. The higher level of expenses in 2004 primarily reflects research and development activities pertaining to the Company's new IMAX MPX theater projection system. Through research and development, the Company continues to design and develop cinema-based equipment, software and other technologies to enhance its product offering, including the development of a method of generating stereoscopic (3D) imaging data from a monoscopic (2D) source. The Company believes that the motion picture industry will be affected by the development of digital technologies, particularly in the areas of content creation (image capture), post-production (editing and special effects), digital re-mastering distribution and display. Consequently, the Company has made significant investments in digital technologies, including the development of a proprietary, patent-pending technology to digitally enhance image resolution and quality of 35mm motion picture films, and the conversion of monoscopic (2D) to stereoscopic (3D) images and holds a number of patents, patents pending and intellectual property rights in these areas. In addition, the Company holds numerous digital patents and an exclusive supply arrangement with Texas Instruments Corp. in the large-format field of use. However, there can be no assurance that the Company will be awarded patents covering this technology or that competitors will not develop similar technologies.

GAIN (LOSS) ON RETIREMENT OF NOTES

     During 2004, the Company recorded a loss of $0.8 million related to costs associated with the redemption of $29.2 million of the Company's Old Senior Notes. This transaction had the effect of fully extinguishing the Old Senior Notes.

     During 2003, the Company recorded a loss of $4.9 million related to costs associated with the repurchase, retirement and refinancing of $170.8 million of the Company's Old Senior Notes. These transactions had the effect of reducing the principal of the Company's outstanding Old Senior Notes to $29.2 million as at December 31, 2003.

DISCONTINUED OPERATIONS

     On December 23, 2003, the Company closed its owned and operated Miami IMAX theater. The Company abandoned or removed all of its assets from the theater in the first quarter of 2004. The Company is involved in a legal proceeding with the landlord of the theater with respect to the amount owing to the landlord by the Company for lease and guarantee obligations. The amount of loss to the Company has been estimated as between $0.8 million and $2.3 million, of which the Company had accrued $0.8 million as at December 31, 2003. During 2004, the Company paid out $0.8 million with respect to amounts owing to the landlord. As the Company is uncertain as to the outcome of the proceeding, no additional amount has been recorded. The Company recorded $nil in net earnings from discontinued operations related to Miami IMAX theater in 2004 compared to a loss of $0.5 million in 2003.

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

YEAR ENDED DECEMBER 31, 2004 VERSUS YEAR ENDED DECEMBER 31, 2003 (cont'd)

DISCONTINUED OPERATIONS (cont'd)

     Effective December 11, 2001, the Company completed the sale of its wholly-owned subsidiary, Digital Projection International, including its subsidiaries (collectively "DPI"), to a company owned by members of DPI management. As part of the transaction, the Company restructured its advances to DPI, releasing DPI from obligations to repay any amounts in excess of $12.7 million previously advanced by the Company, and reorganized the remaining $12.7 million of debt owing to the Company into two separate loan agreements. The loans receivable are collateralized by fixed and floating charges over all DPI assets including intellectual properties. One of the loans is convertible, upon the occurrence of certain events, into shares representing 49% of the total share capital of DPI. During 2004, the Company received $0.8 million in cash towards the repayment of this debt, and has recorded this amount in net earnings
(loss) from discontinued operations. As of December 31, 2004, the remaining balance of the loans receivable is $11.1 million, which has been fully allowed for.

YEAR ENDED DECEMBER 31, 2003 VERSUS YEAR ENDED DECEMBER 31, 2002

     Systems revenue increased to $75.8 million in 2003 from $71.0 million in 2002, an increase of 6.9%. Revenue from sales and leases increased to $52.3 million in 2003 from $46.7 million in 2002, an increase of 12.0%. This increase was due, in part, to an increase in consensual lease buyouts of $2.6 million and MPX backlog upgrades of $1.4 million over 2002. Revenues relating to consensual lease buyouts, MPX backlog upgrades, and terminations due to default of customers included in sales and leases revenue for 2003, total $9.5 million (2002 - $5.1 million). A portion of such revenue in 2003, $1.4 million related to customers that restructured their existing lease agreements in order to obtain the Company's new IMAX MPX projection system technology. In addition, in 2003, $7.6 million of the total $9.5 million was recognized in respect of consensual lease buyouts and $0.5 million was recognized in respect of terminations of agreements by default. In 2003, 20 theater systems were installed, of which one was an operating lease, as compared to 16 theater systems installed, of which one was an operating lease in 2002. Average sales and leases revenue decreased in 2003 versus 2002 due to a combination of factors including a difference in the mix of projection systems installed in each period, multi system discounts granted to commercial exhibitors for systems installed during the period, and the installation of eight refurbished or upgraded systems in 2003. Ongoing rental revenue in 2003 decreased 5.5% from 2002 and maintenance revenue in 2003 decreased 1.3% over the prior year.

     Film revenues decreased to $25.8 million in 2003 from $40.6 million in 2002. Film distribution revenues decreased to $14.4 million in 2003 from $21.6 million in 2002, a decrease of 35.5%, and film production and post-production revenues decreased to $11.4 million in 2003 from $17.7 million in 2002, a decrease of 35.6%. IMAX DMR revenues, which are revenues generated from the gross box office performance of IMAX DMR films, decreased to less than $0.1 million in 2003 from $1.3 million in 2002. The decrease in film distribution revenues was primarily due to stronger performance of films distributed in 2002, particularly SPACE STATION, which had gross box office performance of more than $39.0 million in 2002. The decrease in film post-production revenues was mainly due to higher volume of film print processing in 2002.

     Theater operations revenue increased to $13.1 million in 2003 from $12.3 million in 2002, primarily due to a full year of operations for the Company's Navy Pier IMAX Theater in Chicago, which commenced operations in October 2002.

     Other revenue decreased to $4.5 million in 2003 from $5.3 million in 2002, a decrease of 15.1%, largely as a result of decreased revenue related to after market part sales for projection systems and sponsorship program.

GROSS MARGIN

     Gross margin in 2003 was $52.0 million, or 43.6% of total revenue, compared to $53.5 million, or 41.4% of total revenue in 2002. Gross margin decreased slightly in dollar terms in 2003, primarily due to higher margins in Systems, and an increase in settlement revenues of $4.5 million which were more than offset by decreased margins in Films.

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

     Interest income increased to $0.6 million in 2003 from $0.4 million in 2002 due mainly to an increase in the average balance of cash and cash equivalents held. The Company's strategy is to invest any excess cash in U.S. and Canadian short-term t-bills and other short-term instruments.

     Interest expense decreased to $15.9 million in 2003, from $17.6 million in 2002 due largely to lower average debt balances in 2003. The Company repaid the remaining $9.1 million of its outstanding Subordinated Notes in April 2003 and retired an aggregate of $47.2 million of its Old Senior Notes, prior to redeeming the remaining Old Senior Notes pursuant to a tender offer and refinancing in December 2003 and January 2004. Included in interest expense is the amortization of deferred finance costs in the amount $0.7 million in 2003 as compared to $0.9 million for 2002. The Company's policy is to defer and amortize all the costs relating to a debt financing over the life of the debt instrument.

     Recovery on long-term investments was $1.9 million in 2003. The Company entered into a settlement agreement with MFE, whereby MFE made payments to the Company in full and final settlement of all of its indebtedness and obligations to the Company arising under the Debenture. The Company has recorded a recovery of $1.9 million related to the final settlement.

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

YEAR ENDED DECEMBER 31, 2003 VERSUS YEAR ENDED DECEMBER 31, 2002 (cont'd)

INCOME TAXES

     The Company's effective tax rate differs from the statutory tax rate and will vary from year to year primarily as a result of numerous permanent differences, the Canadian manufacturing and processing profits deduction, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or reductions in the year, changes in the Company's valuation allowance based on the Company's recoverability assessments of deferred tax assets, and favorable resolution of various examinations. The 2003 deferred income tax recovery included a net $2.9 million increase in the valuation allowance to reflect revised estimates regarding the realization of the Company's deferred income tax assets stemming from an increase in deferred tax assets based on a 6.0% increase in enacted tax rates in the year, partially offset by increases in deferred tax asset recoverability based on an assessment of positive evidence. The Company also favorably resolved tax audits in respect of its 1998 and 1999 taxation years which allowed it to release specific tax reserves of $2.8 million in respect of those audit years. As of December 31, 2003, the Company had a gross deferred income tax asset of $51.8 million, against which the Company is carrying a $46.8 million valuation allowance.

RESEARCH AND DEVELOPMENT

     Research and development expenses were $3.8 million in 2003 versus $2.4 million in 2002. The higher level of expenses in 2003 primarily reflects research and development activities pertaining to the Company's new IMAX MPX theater projection system. Through research and development, the Company plans to continue to design and develop cinema-based equipment and software to enhance its product offering. The Company believes that the motion picture industry will be affected by the development of digital technologies, particularly in the areas of content creation (image capture), post-production (editing and special effects), digital re-mastering distribution and display. Consequently, the Company has made significant investments in digital technologies, including the development of a proprietary, patent-pending technology to digitally enhance image resolution and quality of 35mm motion picture films and has a number of patents pending and intellectual property rights in these areas. In addition, the Company holds numerous digital patents and an exclusive supply arrangement with Texas Instruments Corp. in the large-format field of use. However, there can be no assurance that the Company will be awarded patents covering this technology or that competitors will not develop similar technologies.

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

DISCONTINUED OPERATIONS

     On December 23, 2003, the Company closed its owned and operated Miami IMAX theater. The Company will remove all of its assets from the theater in the first quarter of 2004. The Company is involved in a legal proceeding with the landlord of the theater with respect to the amount owing to the landlord by the Company for lease and guarantee obligations. The minimum amount of loss to the Company has been established at $0.8 million, which the Company has accrued. As the Company is uncertain as to the outcome of the proceeding no additional amount has been recorded.

     In accordance with FAS 144, the Company assessed the fair value of the assets based on the estimated discounted future cash flows the assets are expected to generate.

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

YEAR ENDED DECEMBER 31, 2003 VERSUS YEAR ENDED DECEMBER 31, 2002 (cont'd)

DISCONTINUED OPERATIONS (cont'd)

     Effective December 11, 2001, the Company completed the sale of DPI, to a company owned by members of DPI management. In accordance with APB 30, the Company has segregated the discontinued operations for all comparative periods presented.

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

LIQUIDITY AND CAPITAL RESOURCES

CREDIT FACILITY

     On February 6, 2004, the Company entered into a loan agreement for a secured revolving credit facility (the "Credit Facility") The Credit Facility is a three-year revolving credit facility with yearly renewal options thereafter, permitting maximum aggregate borrowings of $20.0 million, subject to a borrowing base calculation which includes the Company's financing receivables, and certain reserve requirements and further reduced by outstanding letters of credit. The Credit Facility bears interest at Prime + 0.25% per annum or Libor + 2.0% per annum and is collateralized by a first priority security interest in all of the current and future assets of the Company. The Credit Facility contains typical affirmative and negative covenants, including covenants that restrict the Company's ability to: incur certain additional indebtedness; make certain loans, investments or guarantees; pay dividends; make certain asset sales; incur certain liens or other encumbrances; conduct certain transactions with affiliates and enter into certain corporate transactions or dissolve. In addition, the Credit Facility contains customary events of default, including upon an acquisition or a change of control that has a material adverse effect on the Company's financial condition. The Credit Facility also requires the Company to maintain a minimum level of earnings before interest, taxes, depreciation and amortization, and cash collections. As at December 31, 2004, the Company has not drawn down on the Credit Facility, however, it has issued letters of credit for $5.5 million under the Credit Facility arrangement.

CASH AND CASH EQUIVALENTS

     As at December 31, 2004, the Company's principal sources of liquidity included cash and cash equivalents of $29.0 million, the Credit Facility, trade accounts receivable of $19.9 million and anticipated collection from net investment in leases due in the next 12 months of $7.8 million. As at December 31, 2004, the Company had not drawn down any amounts under the Credit Facility.

     The Company believes that cashflow from operations together with existing cash and borrowing available under the Credit Facility will be sufficient to meet operating needs for the foreseeable future. However, the Company's operating cashflow can be impacted if management's projections of future signings and installations are not realized. The Company forecasts its short-term liquidity requirements on a quarterly and annual basis and expects it will end 2005 with a cash balance greater than $30.0 million. Since the Company's future cashflows are based on estimates and there may be factors that are outside of the Company's control, there is no guarantee the Company will continue to be able to fund its operations through cash flows from operations. Under the terms of the Company's typical theater system lease agreement, the Company receives substantial cash payments before the Company completes the performance of its obligations. Similarly, the Company receives cash payments for some of its film productions in advance of related cash expenditures.

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

     Cash provided by operating activities amounted to $11.4 million for the year ended December 31, 2004. Changes in other non-cash operating assets as compared to December 31, 2003 include an increase of $0.3 million in inventories, an increase of $1.0 million in financing receivables, a $5.7 million increase in accounts receivable and a $0.4 million increase in prepaid expenses which relates to prepaid film print costs which will be expensed over the period to be benefited. Changes in other non-cash operating liabilities as compared to December 31, 2003 include a decrease in deferred revenue of $12.8 million, an increase in accounts payable of less than $0.1 million and an increase of $6.0 million in accrued liabilities. Included in accrued liabilities for 2004 were $3.4 million in film finance proceeds which are required to be spent on a specific film project and an amount of $25.9 million in respect of accrued pension obligations which are long-term in nature. Included in operating activities for 2004 is $0.6 million in premiums paid to retire $29.2 million of principal of the Company's remaining Old Senior Notes. Net cash provided by operating activities increased by $5.0 million in 2004 due to the elimination of the Company's restricted cash balances, which were used as collateral for letters of credit. The Company now secures letters of credit through the Credit Facility, which was entered into in February 2004.

     Cash used in investing activities amounted to $1.4 million in 2004, which includes purchases of $0.3 million in fixed assets, an increase in other assets of $1.0 million and an increase in other intangible assets of $0.4 million. The Company also received $0.4 million in cash in connection with the sale of its equity investment in MFE.

     Cash used in financing activities in 2004 amounted to $28.4 million. The Company retired $29.2 million of principal of the Company's Old Senior Notes. Financing costs related to the Senior Notes amounted to $0.5 million. Cash received from the issuance of common shares through the exercise of stock options amounted to $0.6 million. The Company also received $0.8 million in cash on a note receivable from a discontinued operation.

     Capital expenditures including the purchase of fixed assets net of sales proceeds and investments in film assets were $5.2 million for the year ended December 31, 2004.

     Cash used in operating activities amounted to $9.2 million in the year ended December 31, 2003. Changes in other non-cash operating assets and liabilities included a decrease in deferred revenue of $22.3 million, and a decrease of $7.8 million in inventories. Cash used by investing activities in the year ended December 31, 2003 amounted to $1.8 million, primarily consisting of $1.6 million invested in fixed assets. The Company also recorded $1.9 million in income related to cash received under a restructuring agreement with MFE. Cash provided from financing activities in 2003 amounted to $24.2 million and includes proceeds of $160.0 million received from the issuance of the Company's Senior Notes less financing costs of $5.6 million. The Company in turn used $126.7 million of the proceeds from this offering to retire $123.6 million of principal of the Company's Old Senior Notes plus expenses. Cash used in financing activities included a $9.1 million repayment of its remaining outstanding Subordinated Notes. The Company also received $0.8 million in cash on a note receivable from a discontinued operation. Capital expenditures including the purchase of fixed assets net of sales proceeds and investments in film assets were $4.6 million in the year ended December 31, 2003.

LETTERS OF CREDIT AND OTHER COMMITMENTS

     As at December 31, 2004, the Company has letters of credit of $5.5 million outstanding of which the entire balance has been secured by the Credit Facility. In addition, the Company is required to expend $5.0 million towards the production of a future motion picture title. The Company has expended $1.6 million of these funds as at December 31, 2004.

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

LIQUIDITY AND CAPITAL RESOURCES (cont'd)

SENIOR NOTES DUE 2010

     In December 2003, the Company completed a private placement of $160.0 million principal of 9.625% senior notes due December 1, 2010 (the "Unregistered Senior Notes") to a group of initial purchasers. The net proceeds of the issuance after deducting expenses and underwriting commissions were $154.4 million. In November 2004, the Company completed an exchange offer wherein $159.0 million of the Company's Unregistered Senior Notes were exchanged for senior notes registered under the Securities Act of 1933, as amended (the "Registered Senior Notes"), pursuant to a registration statement on Form S-4 that had been declared effective by the Securities and Exchange Commission on September 30, 2004. Apart from the fact that the Registered Senior Notes have been registered under the Securities Act, the Unregistered Senior Notes and the Registered Senior Notes are substantially identical and are referred to herein as the "Senior Notes".

     The Senior Notes bear interest at a rate of 9.625% per annum and are unsecured obligations that rank equally with any of the Company's existing and future senior indebtedness and senior to all of the Company's existing and future subordinated indebtedness. The payment of principal, premium, if any, and interest on the Senior Notes is unconditionally guaranteed, jointly and severally, by certain of the Company's wholly-owned subsidiaries. The Senior Notes are subject to redemption for cash by the Company, in whole or in part, at any time on or after December 1, 2007, at redemption prices expressed as percentages of the principal amount for each 12-month period commencing December 1 of the years indicated: 2007 - 104.813%; 2008 - 102.406%; 2009 and thereafter
- 100.000%, together with accrued and unpaid interest thereon to the redemption date. If certain changes were to result in the imposition of withholding taxes under Canadian law, the Senior Notes are subject to redemption at the Company's option, in whole but not in part, at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest to the date of redemption. In the event of a change in control, the Company will be required to make an offer to repurchase the Senior Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. In addition, prior to December 1, 2006, under certain conditions, the Company may redeem up to 35% of the Senior Notes with the proceeds of certain equity offerings at 109.625% of the principal amount thereof together with accrued and unpaid interest thereon to the date of redemption.

     The terms of the Company's Senior Notes impose certain restrictions on its operating and financing activities, including certain restrictions on the Company's ability to: incur certain additional indebtedness; make certain distributions or certain other restricted payments; grant liens; create certain dividend and other payment restrictions affecting the Company's subsidiaries; sell certain assets or merge with or into other companies; and enter into certain transactions with affiliates. The Company believes these restrictions will not have a material impact on its financial condition or results of operations.

     As at December 31, 2004, the Company had outstanding $159.0 million aggregate principal of Registered Senior Notes and $1.0 million aggregate principal of Unregistered Senior Notes.

OLD SENIOR NOTES DUE 2005

     In December 1998, the Company issued $200.0 million of senior notes due December 1, 2005 bearing interest at a rate of 7.875% per annum (the "Old Senior Notes").

     During 2003, the Company retired an aggregate of $47.2 million principal amount of the Old Senior Notes and accrued interest of $0.7 million in exchange for the issuance of 5,838,353 of its common shares at an average value of $8.28 per share. The Company recorded additional charges of $0.3 million related to costs associated with this retirement. These transactions had the effect of reducing the principal amount of the Company's outstanding Old Senior Notes to $152.8 million. In December 2003, the Company completed a tender offer and consent solicitation for its remaining $152.8 million of the Old Senior Notes. In December 2003, $123.6 million in principal of the Old Senior Notes were redeemed pursuant to the tender offer. Notice of Redemption for all remaining outstanding Old Senior Notes was delivered on December 4, 2003 and the remaining $29.2 of outstanding Old Senior Notes were redeemed on January 2, 2004. A loss of $0.8 million related to the retirement was recorded in 2004.

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

RENTAL OBLIGATIONS

     The Company's total minimum annual rental payments to be made under operating leases for premises as of December 31, 2004 are as follows:


2005                                     $     5,630
2006                                           5,407
2007                                           5,118
2008                                           4,903
2009                                           4,955
Thereafter                                    24,181
                                         -----------
                                         $    50,194
                                         ===========


PENSION OBLIGATIONS

     The Company has a defined benefit pension plan covering its two Co-Chief Executive officers. As at December 31, 2004, the Company had an unfunded and accrued projected benefit obligation of approximately $25.9 million (December 31, 2003 - $20.1 million) in respect of this defined benefit pension plan. The Company intends to use the proceeds of life insurance policies taken on its Co-Chief Executive Officers to satisfy, in whole or in part, certain of the benefits due and payable under the plan, although there can be no assurance that the Company will ultimately do so.

OFF-BALANCE SHEET ARRANGEMENTS

     There are currently no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Company's financial condition.

CONTRACTUAL OBLIGATIONS

     Payments to be made by the Company under contractual obligations are as follows:

                                                               PAYMENTS DUE BY PERIOD
                                 ---------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                            LESS THAN 1                                  MORE THAN 5
                                     TOTAL            YEAR         1-3 YEARS       3-5 YEARS        YEARS
                                 ------------    -------------   ------------    ------------   ------------

Long-term debt obligations       $    160,000    $         --    $        --     $        --    $    160,000
Lease obligations                      50,194            5,630         10,525           9,858         24,181

                                IMAX CORPORATION

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in foreign currency rates. The Company does not use financial instruments for trading or other speculative purposes.

     A majority of the Company's revenue is denominated in U.S. dollars while a significant portion of its costs and expenses is denominated in Canadian dollars. In 2004, the Company estimates that the strengthening Canadian dollar increased its expense base by $1.4 million. A portion of the Company's net U.S. dollar flows is converted to Canadian dollars to fund Canadian dollar expenses through the spot market. Net Japanese yen flows are converted to U.S. dollars through the spot market to fund the Company's operations in Japan. The Company also has cash receipts under leases denominated in Japanese yen, Euros and Canadian dollars. In 2004, the Company recorded translation gains of $0.4 million primarily from the receivables associated with these leases, as the value of the U.S. dollar declined in relation to theses currencies. The Company plans to convert Japanese yen and Euros lease cash flows to U.S. dollars through the spot markets on a go-forward basis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following audited consolidated financial statements are filed as part of this Report:

                                                                                                                    PAGE


Report of Independent Registered Public Accounting Firm...........................................................    44
Consolidated Balance Sheets as at December 31, 2004 and 2003......................................................    46
Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002........................    47
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002........................    48
Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 2004, 2003 and 2002....    49
Notes to Consolidated Financial Statements........................................................................    50


                                IMAX CORPORATION

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO THE SHAREHOLDERS OF IMAX CORPORATION

     We have completed an integrated audit of IMAX Corporation's 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

     In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of IMAX Corporation (the "Company")and its subsidiaries at December 31, 2004 and December 31, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As described in note 3 to the consolidated financial statements, the Company changed its accounting policies for extinguishment of debt and asset retirement obligations upon the adoption of new accounting pronouncements effective January 1, 2003.

Internal control over financial reporting

     Also, in our opinion, management's assessment, included in Management's Annual Report on Internal Control over Financial Reporting appearing in Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

                                IMAX CORPORATION

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.



PricewaterhouseCoopers LLP
Chartered Accountant
Toronto, Canada
March 10, 2005

                                IMAX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
                         (In thousands of U.S. dollars)


                                                                                         AS AT DECEMBER 31,
                                                                                 -----------------------------------
                                                                                        2004             2003
                                                                                 -----------------  ---------------

ASSETS
Cash and cash equivalents                                                         $         28,964   $        47,282
Restricted cash (note 15(b))                                                                   --              4,961
Accounts receivable, net of allowance for doubtful accounts of $8,390
  (2003 - $7,278)                                                                           19,899            13,887
Financing receivables (note 4)                                                              59,492            56,742
Inventories (note 5)                                                                        29,001            28,218
Prepaid expenses                                                                             2,279             1,902
Film assets (note 6)                                                                           871             1,568
Fixed assets (note 7)                                                                       28,712            35,818
Other assets (note 8)                                                                       13,377            13,827
Deferred income taxes (note 9)                                                               6,171             5,028
Goodwill                                                                                    39,027            39,027
Other intangible assets (note 10)                                                            3,060             3,388
                                                                                  ----------------   ---------------
   Total assets                                                                   $        230,853   $       251,648
                                                                                  ================   ===============

LIABILITIES
Accounts payable                                                                  $          5,827   $         5,780
Accrued liabilities (notes 6, 15(c) and 24)                                                 56,897            45,066
Deferred revenue                                                                            50,505            63,344
Senior Notes due 2010 (note 11)                                                            160,000           160,000
Old Senior Notes due 2005 (note 12)                                                            --             29,234
                                                                                  ----------------   ---------------
   Total liabilities                                                                       273,229           303,424
                                                                                  ----------------   ---------------

COMMITMENTS, CONTINGENCIES AND GUARANTEES (notes 15 and 16)

SHAREHOLDERS' EQUITY (DEFICIT)
Capital stock (note 17) Common shares - no par value. Authorized -
  unlimited number. Issued and outstanding - 39,446,964 (2003 - 39,301,758)                116,281           115,609
Other equity                                                                                 3,227             3,159
Deficit                                                                                   (160,945)         (171,189)
Accumulated other comprehensive income (loss)                                                 (939)              645
                                                                                  ----------------   ---------------
   Total shareholders' deficit                                                             (42,376)          (51,776)
                                                                                  ----------------   ---------------
   Total liabilities and shareholders' equity (deficit)                           $        230,853   $       251,648
                                                                                  ================   ===============


 (the accompanying notes are an integral part of these condensed consolidated financial statements)


                                IMAX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
            (In thousands of U.S. dollars, except per share amounts)


                                                                                  YEARS ENDED DECEMBER 31,
                                                                      -------------------------------------------------
                                                                            2004             2003             2002
                                                                      ---------------  ---------------  --------------
REVENUE
IMAX systems (note 18(a))                                             $        86,570  $        75,848  $       70,959
Films                                                                          27,887           25,803          40,556
Theater operations                                                             17,415           13,109          12,284
Other                                                                           4,108            4,500           5,303
                                                                      ---------------  ---------------  --------------
                                                                              135,980          119,260         129,102
COSTS OF GOODS AND SERVICES                                                    70,062           67,283          75,634
                                                                      ---------------  ---------------  --------------
GROSS MARGIN                                                                   65,918           51,977          53,468

Selling, general and administrative expenses (note 18(b))                      36,066           33,312          34,906
Research and development                                                        3,995            3,794           2,362
Amortization of intangibles                                                       719              573           1,418
Income from equity-accounted investees (note 18(d) and (e))                        --           (2,496)           (283)
Receivable provisions net of (recoveries) (note 19)                            (1,487)          (2,225)         (1,233)
Restructuring costs and asset impairments (recoveries) (note 20)                  848              969            (121)
                                                                      ---------------  ---------------  --------------
EARNINGS FROM OPERATIONS                                                       25,777           18,050          16,419

Interest income                                                                   756              656             413
Interest expense                                                              (16,853)         (15,856)        (17,564)
Gain (loss) on retirement of notes (notes 3, 12 and 13)                          (784)          (4,910)         11,900
Recovery of long-term investments (note 18(c))                                    293            1,892              --
                                                                      ---------------  ---------------  --------------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                  9,189             (168)         11,168
Recovery of income taxes (note 9)                                                 255              386              --
                                                                      ---------------  ---------------  --------------
NET EARNINGS FROM CONTINUING OPERATIONS                                         9,444              218          11,168
Net earnings from discontinued operations (note 26)                               800              195             804
                                                                      ---------------  ---------------  --------------
Net earnings before cumulative effect of changes in accounting
     principles                                                                10,244              413          11,972
Cumulative effect of changes in accounting principles (note 3 and
 27)                                                                               --             (182)             --
                                                                      ---------------   --------------  --------------

NET EARNINGS                                                          $        10,244  $           231  $       11,972
                                                                      ===============  ===============  ==============

EARNINGS PER SHARE (note 17):
Earnings per share - basic and diluted:
 Net earnings from continuing operations                              $         0.24   $         0.01   $         0.34
 Net earnings from discontinued operations                            $         0.02   $           --   $         0.02
                                                                      --------------   --------------   --------------
 Net earnings before cumulative effect of changes in accounting
     principles                                                       $         0.26   $         0.01   $         0.36
 Cumulative effect of changes in accounting principles                            --               --               --
                                                                      --------------   --------------   --------------

 Net earnings                                                         $         0.26   $         0.01   $         0.36
                                                                      ==============   ==============   ==============


           (the accompanying notes are an integral part of these consolidated financial statements)


                                IMAX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
                         (In thousands of U.S. dollars)


                                                                                       YEARS ENDED DECEMBER 31,
                                                                          ---------------------------------------------------
                                                                                2004             2003             2002
                                                                          ---------------  ---------------  ---------------

CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net earnings                                                              $        10,244  $           231  $        11,972
   Net (earnings) from discontinued operations                                       (800)            (195)            (804)
Items not involving cash:
   Cumulative effect of changes in accounting principles                               --              182               --
   Depreciation and amortization (note 21)                                         14,947           12,355           12,544
   Write-downs (recoveries) (note 21)                                                (928)          (2,722)           3,387
   Income from equity-accounted investees                                             --            (2,496)            (283)
   Change in deferred income taxes                                                 (1,143)              81             (799)
   Loss (gain) on retirement of notes                                                 784            4,910          (11,900)
   Stock and other non-cash compensation                                            3,567            4,926            3,685
   Non-cash foreign exchange gain                                                    (605)          (1,281)            (605)
Premium on repayment of notes                                                        (576)          (3,088)              --
Payment under certain employment agreements                                            --           (1,550)              --
Investment in film assets                                                          (4,876)          (2,993)          (2,441)
Changes in restricted cash                                                          4,961           (1,626)           2,538
Changes in other non-cash operating assets and liabilities (note 21)              (14,164)         (14,924)           5,788
   Net cash used in operating activities from discontinued operations                  --             (993)            (791)
                                                                          ---------------  ---------------  ---------------
Net cash provided by (used in) operating activities                                11,411           (9,183)          22,291
                                                                          ---------------  ---------------  ---------------

INVESTING ACTIVITIES
Purchase of fixed assets                                                             (320)          (1,560)          (1,517)
Increase in other assets                                                           (1,044)          (1,526)            (964)
Increase in other intangible assets                                                  (391)            (597)            (675)
Recovery on long-term investments                                                     393            1,892               --
   Net cash used in investing activities from discontinued operations                  --              (15)             (24)
                                                                          ---------------  ---------------  ---------------
Net cash used in investing activities                                              (1,362)          (1,806)          (3,180)
                                                                          ---------------  ---------------- ---------------

FINANCING ACTIVITIES
Repayment of Subordinated Notes                                                        --           (9,143)              --
Repurchase of Subordinated Notes                                                       --               --           (6,022)
Repayment of Old Senior Notes due 2005                                            (29,234)        (123,577)              --
Issuance of Senior Notes due 2010                                                      --          160,000               --
Financing costs related to Senior Notes due 2010                                     (535)          (5,615)              --
Common shares issued                                                                  558            1,722              152
   Net cash provided by financing activities from discontinued
    operations                                                                        800              799               --
                                                                          ---------------  ---------------  ---------------
Net cash (used in) provided by  financing activities                              (28,411)          24,186           (5,870)
                                                                          ---------------  ---------------  ---------------

Effects of exchange rate changes on cash                                               44              284               45
                                                                          ---------------  ---------------  ---------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM CONTINUING
   OPERATIONS                                                                     (19,118)          13,690           14,101
Increase (decrease) in cash and cash equivalents from discontinued
 operations                                                                           800             (209)            (815)
                                                                             ------------  ---------------  ---------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS, DURING THE YEAR                 (18,318)          13,481           13,286

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                       47,282           33,801           20,515
                                                                          ---------------  ---------------  ---------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                    $        28,964  $        47,282  $        33,801
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



                                     NUMBER OF
                                      COMMON                                            ACCUMULATED
                                      SHARES                              RETAINED         OTHER             TOTAL
                                    ISSUED AND     CAPITAL     OTHER      EARNINGS     COMPREHENSIVE     SHAREHOLDERS' COMPREHENSIVE
                                    OUTSTANDING     STOCK      EQUITY     (DEFICIT)   INCOME (LOSS)(1)      EQUITY     INCOME (LOSS)
                                    -----------   --------  -----------  ------------ ----------------   ------------- ------------
                                                                                                           (DEFICIT)

BALANCE AT DECEMBER 31, 2001         31,899,114     63,322       1,034      (183,392)            588         (118,448) $        --

Issuance of common stock              1,074,252      2,241          --            --              --            2,241           --
Net earnings                                 --         --          --        11,972              --           11,972       11,972
Adjustment in paid-in capital for
  non-employee stock
  options granted                            --         --         508            --              --              508           --
Foreign currency translation
  adjustments                                --         --          --            --              57               57           57
                                   ------------   --------  ----------   -----------  --------------    -------------  -----------
                                                                                                                       $    12,029
                                                                                                                       ===========
BALANCE AT DECEMBER 31, 2002         32,973,366     65,563       1,542      (171,420)            645         (103,670) $        --

Issuance of common stock              6,328,392     50,046          --            --              --           50,046           --
Net income                                   --         --          --           231              --              231          231
Adjustment in paid-in-capital for
   non-employee stock options
   and warrants granted
   (note 17(c))                              --         --       1,617            --              --            1,617           --
                                   ------------   --------  ----------   -----------  --------------    -------------  -----------
                                                                                                                       $       231
                                                                                                                       ===========
BALANCE AT DECEMBER 31, 2003         39,301,758   $115,609  $    3,159   $  (171,189) $          645    $     (51,776) $        --

Issuance of common stock                145,206        558          --            --              --              558           --
Net income                                   --         --          --        10,244              --           10,244       10,244
Adjustment in paid-in-capital for
   non-employee stock options
   and warrants granted
   (note 17(c))                              --         --         182            --              --              182           --
Adjustment for expense of
  non-employee stock options                 --        114        (114)           --              --               --           --
Unrecognized actuarial loss on
  defined benefit plan (net of
  income tax recovery of $nil)               --         --          --            --          (1,584)          (1,584)      (1,584)
                                   ------------   --------  ----------   -----------  -------------     -------------  ------------
                                                                                                                       $     8,660
                                                                                                                       ===========
BALANCE AT DECEMBER 31, 2004         39,446,964   $116,281  $    3,227   $  (160,945) $         (939)   $     (42,376)
                                   ============   ========  ==========   ===========  ==============    =============

(1) Components of accumulated other comprehensive income (loss) consist of:


                                                     AS AT DECEMBER 31,
                                     --------------------------------------------
                                             2004                     2003
                                     -------------------      -------------------

Unrecognized actuarial loss on
   defined benefit plan (net of
    income tax recovery of $nil)     $           (1,584)      $               --
Foreign currency
   translation adjustments                          645                       645
                                     -------------------      -------------------
Accumulated other comprehensive
   income                            $             (939)      $               645
                                     ==================       ===================


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

1.   DESCRIPTION OF THE BUSINESS

     IMAX Corporation together with its wholly-owned subsidiaries (the "Company") is an entertainment technology company whose principal activities are:

          o the design, manufacture, marketing and leasing or selling of proprietary projection and sound systems for IMAX theaters principally owned and operated by commercial and institutional customers located in more than 35 countries as of December 31, 2004;

          o the development, production, digital re-mastering, post-production and distribution of certain films shown throughout the IMAX theater network;

          o the operation of certain IMAX theaters located primarily in the United States and Canada; and

          o the provision of other services to the IMAX theater network including providing ongoing maintenance services for the IMAX projection and sound systems.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Significant accounting policies are summarized as follows:

(a)  BASIS OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company together with its wholly-owned subsidiaries, except subsidiaries which the Company has identified as variable interest entities ("VIE's") where the Company is not the primary beneficiary ("PB") (note 3). All significant inter-company accounts and transactions have been eliminated.

(b)  USE OF ESTIMATES

     The preparation of the financial statements in conformity with United States Generally Accepted Accounting Principles requires management to make estimates and judgements that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could be materially different from these estimates. Significant estimates made by management include, but are not limited to, fair values associated with the individual elements in multiple element arrangements, residual values of leased theater systems, economic lives of leased assets, allowances for potential uncollectibility of accounts receivable and net investment in leases, provisions for inventory obsolescence, ultimate revenues for film assets, estimates of fair values for long-lived assets and goodwill, depreciable lives of fixed assets, useful lives of intangible assets, pension plan assumptions, accruals for contingencies including tax contingencies, valuation allowances for deferred income tax assets, and stock option assumptions.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

(e)  INVENTORIES

     Inventories are carried at the lower of cost determined on an average cost basis, and net realizable value. Finished goods and work-in-process include the cost of raw materials, direct labor, design costs and an applicable share of manufacturing overhead costs.

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

     Costs of digitally re-mastering films where the copyright is owned by a third party are recorded as film assets. These costs are amortized over the period of benefit using the individual-film-forecast method in the same ratio that current gross revenues bear to anticipated ultimate revenues from the re-mastered film.

     The recoverability of film costs is dependent upon commercial acceptance of the films. If events or circumstances indicate that the fair value of a film is less than the unamortized film costs, the film is written down to fair value by a charge to earnings. The Company determines the fair value of its films using a discounted cash flow model.

(g)  FIXED ASSETS

     Fixed assets are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives as follows:

                  Projection equipment                --      10 to 15 years
                  Camera equipment                    --      5 to 10 years
                  Buildings                           --      20 to 25 years
                  Office and production equipment     --      3 to 5 years
                  Leasehold improvements              --      Over the shorter of the term of the underlying
                                                              leases, and the useful life of the asset


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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

(h)  OTHER ASSETS

     Other assets include investments, unrecognized prior service pension costs, cash surrender value of life insurance policies and deferred charges on debt financing.

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

(k)  DEFERRED REVENUE

     Deferred revenue represents cash received prior to revenue recognition criteria being met for theater system sales or leases, film contracts and services.

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

     In the normal course of its business, the Company each year will have customers who, for a number of reasons including the inability to obtain certain consents, approvals or financing, are unable to proceed with theater construction. In these instances, where customers of the Company are not in compliance with the terms of their leases for theater systems not yet installed, the leases are in default. There is typically deferred revenue associated with these leases, representing initial lease payment cash collected prior to the default. These cash payments are recognized as revenue when the Company exercises its rights to terminate the lease and the Company is released legally or by virtue of an agreement with the customer from its obligations under the lease arrangement.

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

     MULTIPLE ELEMENT ARRANGEMENTS

     On occasion, the Company will include film licenses or other specified elements as part of system sales or lease agreements. When separate prices are listed in a multiple element arrangement, these prices may not be indicative of the fair values of those elements because the prices of the different components of the arrangements may be modified through negotiation although the aggregate consideration may not. Revenues under these arrangements are allocated based upon the estimated relative fair values of each element.

     In the normal course of its business, the Company will have customers who, for a number of reasons are unable to proceed with theater construction or wish to modify the terms of an existing arrangement. There is typically deferred revenue involved with these arrangements representing initial cash payments in advance of the default, settlement or modification of the arrangement. Pursuant to the policies discussed in the preceding paragraph, the total consideration to be received in these situations is allocated to each individual element of the settlement or modification arrangement based on the relative fair values of each element.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

(m)  REVENUE RECOGNITION (cont'd)

     MULTIPLE ELEMENT ARRANGEMENTS (cont'd)

     Upon allocation of value to each element, each element is accounted for based on applicable revenue recognition criteria.

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

     DMR FILM REVENUE

     Revenues from digitally re-mastering film where third parties own the related film rights are derived in the form of processing fees or recoupments as a percentage of box office receipts from the re-mastered films. Processing fees are recognized as revenues as the related re-mastering service is performed. Recoupments as a percentage of box office receipts are recognized as revenue when the contracted portions of box office receipts due to the Company are reported by theater operators, provided that collection is reasonably assured.

     MAINTENANCE AND OTHER SERVICES

     The Company frequently leases theater systems to customers with one year's free maintenance on the system from the date of installation. The fair value of this component of the arrangement is deferred when the systems revenue is recognized and is amortized on a straight-line basis over the one-year free maintenance period. All costs associated with this maintenance program are expensed as incurred. Maintenance revenues are recognized on a straight-line basis over the maintenance period. Revenues from post-production film services are recognized as the service is performed. Revenues on camera rentals are recognized over the rental period. Theater admission revenues are recognized on the date of the exhibition. Other service revenues are recognized when the services are performed.

(n)  RESEARCH AND DEVELOPMENT

     Research and development costs are expensed as incurred and primarily include projector and sound parts, labor and other related materials which pertain to the Company's development of ongoing products.

(o)  FOREIGN CURRENCY TRANSLATION

     Monetary assets and liabilities of the Company's operations, which are denominated in currencies other than the functional currency, are translated into the functional currency at the exchange rates prevailing at the end of the period. Non-monetary items are translated at historical exchange rates. Revenue and expense transactions are translated at exchange rates prevalent at the transaction date. Such exchange gains and losses are included in the determination of net earnings (loss) in the period in which they arise. For foreign subsidiaries with functional currencies other than the U.S. dollar, assets and liabilities are translated at the year-end exchange rates and revenue and expense items are translated at the average rate for the period, with translation gains and losses being included in other comprehensive income. Since 2001, the Company has not had any foreign subsidiaries with functional currencies other than the U.S. dollar.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

(p)  STOCK-BASED COMPENSATION

     The Company currently follows the intrinsic value method of accounting for employee stock options as prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees", ("APB 25"). If the fair value methodology prescribed by FASB Statement, "Accounting for Stock Based Compensation" ("FAS 123") had been adopted by the Company, pro forma results for the year ended December 31, would have been as follows:

                                                                       2004              2003             2002
                                                                 ----------------  ---------------- ----------------
     Net earnings as reported                                    $         10,244  $           231  $         11,972
                                                                 ----------------  ---------------  ----------------
     Stock-based compensation expense, if the methodology
        prescribed by FAS 123 had been adopted                             (7,268)          (9,260)          (10,765)
                                                                 ----------------- ---------------- -----------------
     Adjusted net earnings (loss)                                $          2,976  $        (9,029) $          1,207
                                                                 ----------------  ---------------- ----------------

     Earnings (loss) per share - basic:
      Net earnings as reported                                   $          0.26   $          0.01  $          0.36
                                                                 ---------------   ---------------  ---------------
      FAS 123 stock-based compensation expense                   $         (0.18)  $         (0.25) $         (0.32)
                                                                 ----------------  ---------------- ----------------
      Adjusted net earnings (loss)                               $          0.08   $         (0.24) $          0.04
                                                                 ---------------   ---------------- ---------------
     Earnings (loss) per share - diluted:
      Net earnings as reported                                   $          0.26   $          0.01  $          0.36
                                                                 ---------------   ---------------  ---------------
      FAS 123 stock-based compensation expense                   $         (0.19)  $         (0.25) $         (0.32)
                                                                 ----------------  ---------------- ----------------
      Adjusted net earnings (loss)                               $          0.07   $         (0.24) $          0.04
                                                                 ---------------   ---------------- ---------------

     Of the total pro forma stock based compensation expense for the year ended December 31, 2004 of $7.3 million, $4.8 million relates to stock grants made in 2000 at an average exercise price of $24.25. In accordance with FAS 123, the total expense reflected in the above pro forma charge represents amortization of stock option charges that were valued at the grant date using an option-pricing model with assumptions that were valid at the time with no further update of current stock trends and assumptions.

     The weighted average fair value of common share options granted to employees in 2004 at the time of grant was $2.12 per share (2003 - $2.92 per share, 2002 - $1.25 per share). For the three months ended March 31, 2003 and prior, the Company used the Black-Scholes option-pricing model to determine the fair value of common share options granted as estimated at the grant date. The following assumptions were used during the three months ended March 31, 2003: dividend yield of 0% (December 31, 2002 - 0%); an average risk free interest rate of 2.1% (December 31, 2002 - 2.6%), 20% forfeiture of options vesting greater than two years; expected life of one to seven years; and expected volatility of 50% (December 31, 2002 - 50.0%). As of April 1, 2003, the Company adopted a Binomial option-pricing model to determine the fair value of common share options at the grant date. For the year ended December 31, 2004, the following assumptions were used: dividend yield of 0% (nine months ended December 31, 2003 - 0%); an average risk free interest rate of 4.7% (nine months ended December 31, 2003 - 3.0%); an equity risk premium between 3.8% and 6.3% (nine months ended December 31, 2003 - between 4.6% and 10.7%); a beta between 0.95 and 1.11 (nine months ended December 31, 2003 - between 0.85 and 1.03); expected option life between 2.6 and 5.4 years (nine months ended December 31, 2003 - between
     2.6 and 5.1 years); an average expected volatility of 62% (nine months ended December 31, 2003 - 62%); and an annual termination probability of between 8.1% and 9.6% (nine months ended December 31, 2003 - between 8.1% and 9.6%). Had the Company changed from using the Black-Scholes option pricing model to a Binomial option pricing model effective January 1, 2003 rather than April 1, 2003, the impact would not have been significant.

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

3.   ACCOUNTING CHANGES

     In January 2003, the FASB issued Financial Interpretation 46 ("FIN 46"), "Consolidation of Variable Interest Entities ("VIEs"), in an effort to expand and clarify existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. FIN 46 was effective immediately for all enterprises with variable interests in VIEs created after January 31, 2003 and January 1, 2004 for all previously existing variable interest entities. Under FIN 46, if an entity is determined to be a variable interest entity, it must be consolidated by the enterprise that absorbs the majority of the entity's expected losses if they occur, receives a majority of the entity's expected residual returns if they occur, or both. On December 24, 2003, the FASB issued a revised FIN 46, defined as FIN 46R. Commencing January 1, 2004, the Company was required to consolidate the accounts of all VIEs for which it is the primary beneficiary ("PB"), as required by FIN 46R. The Company has evaluated its various variable interests to determine whether they are in VIE's. The Company reviewed its management agreements relating to theaters which the Company manages, and has no equity interest, and concluded that such arrangements were not variable interests since the Company's fees are commensurate with the level of service and the theater owner retains the right to terminate the service. The Company has also reviewed its financial arrangements with theaters where it shares in the profit or losses of the theater. The Company has not considered these arrangements under FIN 46R as the arrangements meet the scope exceptions defined in the pronouncement. The Company has determined that certain of its film production companies are VIEs. Since in one case the Company absorbs a majority of the VIE's losses, the Company has determined that it is the PB of the entity. The Company continues to consolidate this entity with no material impact on the operating results or financial condition of the Company as the production company has total assets of less than $0.1 million and total liabilities of less than $0.1 million as at December 31, 2004. The Company also has interests in three other film production companies which are VIEs, however the Company did not consolidate these film entities since it does not bear the majority of the expected losses or expected residual returns. As of December 31, 2004, these three VIEs have total assets of $0.5 million and total liabilities of $0.5 million.

     Effective January 1, 2003, the Company adopted FASB Statement of Financial Accounting Standard No. 145, "Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002" ("FAS 145"), under which gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). Under FAS 145, the Company was required to reclassify any gain or loss on extinguishment of debt that was classified as an extraordinary item to net earnings from continuing operations before income taxes for all prior period presentations. The Company reclassified the extraordinary gain on repurchase of Subordinated Notes in 2002 within net earnings from continuing operations before income taxes. The Company has applied FAS 145 within these consolidated financial statements for the fiscal year ended December 31, 2002 which had the effect of reclassifying gains on the retirement of Subordinated Notes of $8.3 million, net of income tax expense of $3.6 million from extraordinary items to net earnings from continuing operations before income taxes.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

3.   ACCOUNTING CHANGES  (cont'd)

     Effective January 1, 2003, the Company adopted FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability is applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have an impact on the Company's financial position or results of operations. Enhanced disclosures as required under FIN 45 have been included in note 16(g).

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

4.   FINANCING RECEIVABLES

(a)  NET INVESTMENT IN LEASES

     The Company generally provides its theater systems to customers on a long-term lease basis, typically with initial lease terms of 10 to 20 years. Financing receivables consisting of net investment in leases and long term receivables are comprised of the following:

                                                                                            2004            2003
                                                                                       ------------    ------------
     Gross minimum lease amounts receivable                                            $     98,666    $     97,408
     Residual value of equipment                                                                637             824
     Unearned finance income                                                                (39,844)        (38,847)
                                                                                       ------------    ------------
     Present value of minimum lease amounts receivable                                       59,459          59,385
     Accumulated allowance for uncollectible amounts                                         (4,435)         (5,840)
                                                                                       -------------   ------------
     Net investment in leases                                                          $     55,024    $     53,545

     Long-term receivables                                                                    4,468           3,197
                                                                                       ------------    ------------

     Total financing receivables                                                       $     59,492    $     56,742
                                                                                       ============    ============


                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

4.   FINANCING RECEIVABLES (cont'd)

(b)  RENTAL AMOUNTS

     IMAX systems revenue includes the following annual rental amounts, for the years ended December 31:

                                                                    2004             2003             2002
                                                               --------------   --------------   --------------
   Ongoing minimum rental amounts on operating leases          $        1,039   $          849   $          849
   Additional rentals in excess of minimum amounts on
     sales-type leases                                                    847              444              681
   Additional rentals in excess of minimum amounts on
     operating leases                                                   3,338            3,482            3,525
   Finance income on sales-type leases                                  3,991            4,432            4,691
                                                               --------------   --------------   --------------
                                                               $        9,215   $        9,207   $        9,746
                                                               ==============   ==============   ==============

     Estimated gross minimum rental amounts receivable from operating and sales-type leases at December 31, 2004, for each of the next five years are as follows:


                  2005                                          $    8,815
                  2006                                               8,882
                  2007                                               7,792
                  2008                                               7,975
                  2009                                               7,326
                  Thereafter                                        63,260
                                                                ----------
                                                                $  104,050
                                                                ==========

5.   INVENTORIES

                                                                                       AT DECEMBER 31,
                                                                              ----------------------------------
                                                                                    2004               2003
                                                                              ---------------    ---------------
     Raw materials                                                            $         7,375    $         5,868
     Work-in-process                                                                    6,512              4,327
     Finished goods                                                                    15,114             18,023
                                                                              ---------------    ---------------
                                                                              $        29,001    $        28,218
                                                                              ===============    ===============

6.   FILM ASSETS

                                                                                       AT DECEMBER 31,
                                                                              ----------------------------------
                                                                                    2004               2003
                                                                              ---------------    ---------------
     Completed and released films, net of accumulated amortization            $           406    $           314
     Films in production                                                                  175              1,022
     Development costs                                                                    290                232
                                                                              ---------------    ---------------
                                                                              $           871    $         1,568
                                                                              ===============    ===============

     All unamortized film costs as at December 31, 2004 for released films are expected to be amortized within two years from December 31, 2004. The amount of accrued participation liabilities that the Company expects to pay during 2005 is $2.2 million.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

7.   FIXED ASSETS

                                                                           AT DECEMBER 31, 2004
                                                      -------------------------------------------------------------
                                                                              ACCUMULATED
                                                                              DEPRECIATION
                                                            COST             AND WRITE-DOWNS       NET BOOK VALUE
                                                      -----------------     -----------------     -----------------
     Equipment leased or held for use or rental
         Projection equipment(1)                      $          33,407      $         23,938     $           9,469
         Camera equipment                                         5,957                 5,836                   121
                                                      -----------------     -----------------     -----------------
                                                                 39,364                29,774                 9,590
                                                      -----------------     -----------------     -----------------
     Assets under construction                                       37                   --                     37
                                                      -----------------     -----------------     -----------------

     Other fixed assets
         Land                                                     1,593                   --                  1,593
         Buildings                                               14,723                 5,896                 8,827
         Office and production equipment(2)                      22,625                19,339                 3,286
         Leasehold improvements                                   8,067                 2,688                 5,379
                                                      -----------------     -----------------     -----------------
                                                                 47,008                27,923                19,085
                                                      -----------------     -----------------     -----------------
                                                      $          86,409     $          57,697     $          28,712
                                                      =================     =================     =================



                                                                           AT DECEMBER 31, 2003
                                                      -------------------------------------------------------------
                                                                              ACCUMULATED
                                                                              DEPRECIATION
                                                            COST             AND WRITE-DOWNS       NET BOOK VALUE
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
                                                      =================     =================     =================

     (1) Included in projection equipment are assets with costs of $30.0 million (2003 - $31.9 million) and accumulated depreciation of $22.0 million (2003 - $21.0 million) that are leased to customers under operating leases.

     (2) Included in office and production equipment are assets under capital lease with costs of $0.8 million (2003 - $0.4 million) and accumulated depreciation of $0.4 million (2003 - $0.2 million).

8.   OTHER ASSETS

                                                                                              AT DECEMBER 31,
                                                                                     --------------------------------
                                                                                           2004             2003
                                                                                     ---------------  ---------------
     Pension asset, representing unrecognized prior service costs                    $         5,032  $         5,530
     Deferred charges on debt financing                                                        5,845            6,461
     Cash surrender value of life insurance policies                                           2,500            1,694
     Other assets                                                                                --               142
                                                                                     ---------------  ---------------
                                                                                     $        13,377  $        13,827
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

9.   INCOME TAXES

(a) Earnings (loss) from continuing operations before income taxes by tax jurisdiction, for the years ended December 31, are comprised of the following:

                                                                 2004                2003                2002
                                                           ----------------    ----------------    ----------------
     Canada                                                $          6,070    $          1,363    $         13,707
     United States                                                    2,819              (5,267)             (3,209)
     Japan                                                              298                 839               1,031
     Other                                                                2               2,897                (361)
                                                           ----------------    ----------------    ----------------
                                                           $          9,189    $           (168)   $         11,168
                                                           ================    ================    ================

(b) The recovery of (provision for) income taxes related to income from continuing operations, for the year ended December 31, is comprised of the following:

                                                                 2004                2003                2002
                                                           ----------------    ----------------    ----------------
     Current:
       Canada                                              $           (820)   $           (920)   $           (754)
       Foreign                                                          (68)              1,225                 (45)
                                                           ----------------    ----------------    ----------------
                                                                       (888)                305                (799)
                                                           ----------------    ----------------    ----------------
     Deferred:
       Canada                                                         1,143                  81                 799
       Foreign                                                           --                  --                  --
                                                           ----------------    ----------------    ----------------
                                                                      1,143                  81                 799
                                                           ----------------    ----------------    ----------------
                                                           $            255    $            386    $             --
                                                           ================    ================    ================

(c) The recovery of (provision for) income taxes from continuing operations differs from the amount that would have resulted by applying the combined Canadian federal and provincial statutory income tax rates to earnings (losses), for the years ended December 31, is due to the following:

                                                                            2004            2003           2002
                                                                        ------------    ------------   ------------
     Income tax recovery (provision) at combined statutory rates        $     (3,319)   $         61   $     (4,314)
     Adjustments resulting from:
         Permanent differences                                                (1,222)         (5,241)         3,070
         Manufacturing and processing credits deduction                           --            (300)          (141)
         Decrease (increase) in valuation allowance                            1,908          (2,869)         1,259
         Effect of unrecognized actuarial loss on defined benefit
             pension plan                                                       (572)             --             --
         Large corporations tax                                                 (281)           (476)          (403)
         Income tax at different rates in foreign and other
             provincial jurisdictions                                            (17)           (285)           (52)
         Investment and other tax credits                                      1,480             661             11
         Tax recoveries through loss and tax credit carrybacks                   808           1,062             --
         Effect of legislated tax rate (reductions) increases                     --           4,833             --
         Changes to deferred tax assets and liabilities resulting
         from audit and other tax return adjustments                           1,644           2,760            424
         Other                                                                  (174)            180            146
                                                                        ------------    ------------   ------------
     Recovery of income taxes, as reported                              $        255    $        386   $         --
                                                                        ============    ============   ============

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

9.   INCOME TAXES (cont'd)

(d) The net deferred income tax asset, at December 31, is comprised of the following:

                                                                                        2004              2003
                                                                                   -------------     -------------
     Net operating loss and capital loss carryforwards                             $       6,093     $       9,835
     Investment tax credit and other tax credit carryforwards                              2,905             1,425
     Write-downs of other assets                                                           3,920             5,074
     Excess tax over accounting basis in fixed assets and inventories                     56,179            50,696
     Accrued reserves                                                                      7,678             5,834
     Other                                                                                 2,288             2,566
                                                                                   -------------     -------------
     Total deferred income tax assets                                                     79,063            75,430
     Income recognition on net investment in leases                                      (27,437)          (23,611)
                                                                                   -------------     -------------
                                                                                          51,626            51,819
     Valuation allowance                                                                 (45,455)          (46,791)
                                                                                   -------------     -------------
     Net deferred income tax asset                                                 $       6,171     $       5,028
                                                                                   =============     =============

     The gross deferred tax assets include an amount of $0.6 million relating to the tax effect of the unrealized actuarial loss for 2004 on the defined benefit pension plan. This tax asset has been offset with an equal valuation allowance, both of which have been charged through comprehensive income in the year.

     Estimated net operating loss carryforwards and estimated tax credit carryforwards expire as follows:

                                                                             INVESTMENT TAX
                                                                            CREDITS AND OTHER       NET OPERATING
                                                                                TAX CREDIT              LOSS
                                                                              CARRYFORWARDS         CARRYFORWARDS
                                                                            -----------------     -----------------
     2005                                                                   $              --     $             195
     2006                                                                                  --                    --
     2007                                                                                  --                    --
     2008                                                                               1,098                   346
     2009                                                                                 583                    91
     Thereafter                                                                         1,224                30,545
                                                                            -----------------     -----------------
                                                                            $           2,905     $          31,177
                                                                            =================     =================

     Estimated net operating loss carryforwards can be carried forward to reduce taxable income through to 2024. Estimated net capital loss carryforwards amount to $0.9 million as at December 31, 2004 and can be carried forward indefinitely to reduce capital gains. Investment tax credits and other tax credits can be carried forward to reduce income taxes payable through to 2014.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

10.  OTHER INTANGIBLE ASSETS

                                                                          AT DECEMBER 31, 2004
                                                      -------------------------------------------------------------
                                                                               ACCUMULATED
                                                            COST               AMORTIZATION         NET BOOK VALUE
                                                      -----------------      ----------------     -----------------
     Patents and trademarks                           $           4,792      $          2,164     $           2,628
     Intellectual property rights                                 1,193                   761                   432
     Other intangible assets                                      1,264                 1,264                    --
                                                      -----------------      ----------------     -----------------
                                                      $           7,249      $          4,189     $           3,060
                                                      =================      ================     =================


                                                                          AT DECEMBER 31, 2003
                                                      -------------------------------------------------------------
                                                                               ACCUMULATED
                                                            COST               AMORTIZATION         NET BOOK VALUE
                                                      -----------------      ----------------     -----------------
     Patents and trademarks                           $           4,604      $          1,819     $           2,785
     Intellectual property rights                                 1,193                   590                   603
     Other intangible assets                                      1,264                 1,264                    --
                                                      -----------------     -----------------     -----------------
                                                      $           7,061      $          3,673     $           3,388
                                                      =================      ================     =================

     The Company expects to amortize approximately $0.7 million of other intangible assets for each of the next 5 years.

11.  SENIOR NOTES DUE 2010

     In December 2003, the Company completed a private placement of $160.0 million principal amount of 9.625% senior notes due December 1, 2010 (the "Unregistered Senior Notes") to a group of initial purchasers. The net proceeds of the issuance after deducting expenses and underwriting commissions were $154.4 million. In November 2004, the Company completed an exchange offer wherein $159.0 million of the Company's Unregistered Senior Notes were exchanged for senior notes registered under the Securities Act of 1933, as amended (the "Registered Senior Notes"), pursuant to a registration statement on Form S-4 that had been declared effective by the Securities and Exchange Commission on September 30, 2004. Apart from the fact that the Registered Senior Notes have been registered under the Securities Act, the Unregistered Senior Notes and the Registered Senior Notes are substantially identical and are referred to herein as the "Senior Notes".

     The Senior Notes bear interest at a rate of 9.625% per annum and are unsecured obligations that rank equally with any of the Company's existing and future senior indebtedness and senior to all of the Company's existing and future subordinated indebtedness. The payment of principal, premium, if any, and interest on the Senior Notes is unconditionally guaranteed, jointly and severally, by certain of the Company's wholly-owned subsidiaries. The Senior Notes are subject to redemption for cash by the Company, in whole or in part, at any time on or after December 1, 2007, at redemption prices expressed as percentages of the principal amount for each 12-month period commencing December 1 of the years indicated: 2007 - 104.813%; 2008 - 102.406%; 2009 and thereafter - 100.000%, together with accrued and unpaid interest thereon to the redemption date. If certain changes were to result in the imposition of withholding taxes under Canadian law, the Senior Notes are subject to redemption at the Company's option, in whole but not in part, at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest to the date of redemption. In the event of a change in control, the Company will be required to make an offer to repurchase the Senior Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. In addition, prior to December 1, 2006, under certain conditions, the Company may redeem up to 35% of the Senior Notes with the proceeds of certain equity offerings at 109.625% of the principal amount thereof together with accrued and unpaid interest thereon to the date of redemption.

     The terms of the Company's Senior Notes impose certain restrictions on its operating and financing activities, including certain restrictions on the Company's ability to: incur certain additional indebtedness; make certain distributions or certain other restricted payments; grant liens; create certain dividend and other payment restrictions affecting the Company's subsidiaries; sell certain assets or merge with or into other companies; and enter into certain transactions with affiliates. The Company believes these restrictions will not have a material impact on its financial condition or results of operations.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

11.  SENIOR NOTES DUE 2010 (cont'd)

     As at December 31, 2004, the Company had outstanding $159.0 million (2003 - $nil) aggregate principal of Registered Senior Notes and $1.0 million (2003
     - $160.0 million) aggregate principal of Unregistered Senior Notes.

12.  OLD SENIOR NOTES DUE 2005

     In December 1998, the Company issued $200.0 million of senior notes due December 1, 2005 bearing interest at a rate of 7.875% per annum (the "Old Senior Notes").

     During 2003, the Company retired an aggregate of $47.2 million principal amount of the Old Senior Notes and accrued interest of $0.7 million in exchange for the issuance of 5,838,353 of its common shares at an average value of $8.28 per share. The Company recorded additional charges of $0.3 million related to costs associated with this retirement. These transactions had the effect of reducing the principal amount of the Company's outstanding Old Senior Notes to $152.8 million. In December 2003, the Company completed a tender offer and consent solicitation for its remaining $152.8 million of the Old Senior Notes. In December 2003, $123.6 million in principal of the Old Senior Notes were redeemed pursuant to the tender offer. Notice of Redemption for all remaining outstanding Old Senior Notes was delivered on December 4, 2003 and the remaining $29.2 of outstanding Old Senior Notes were redeemed on January 2, 2004. A loss of $0.8 million related to the retirement was recorded in 2004.

     Interest expense on the Old Senior Notes amounted to less than $0.1 million in 2004 (2003 - $13.5 million, 2002 - $15.8 million).

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

14.  CREDIT FACILITY

     On February 6, 2004, the Company entered into a loan agreement for a secured revolving credit facility (the "Credit Facility") The Credit Facility is a three-year revolving credit facility with yearly renewal options thereafter, permitting maximum aggregate borrowings of $20.0 million, subject to a borrowing base calculation which includes the Company's financing receivables, and certain reserve requirements and further reduced by outstanding letters of credit. The Credit Facility bears interest at Prime + 0.25% per annum or Libor + 2.0% per annum and is collateralized by a first priority security interest in all of the current and future assets of the Company. The Credit Facility contains typical affirmative and negative covenants, including covenants that restrict the Company's ability to: incur certain additional indebtedness; make certain loans, investments or guarantees; pay dividends; make certain asset sales; incur certain liens or other encumbrances; conduct certain transactions with affiliates and enter into certain corporate transactions or dissolve. In addition, the Credit Facility contains customary events of default, including upon an acquisition or a change of control that has a material adverse effect on the Company's financial condition. The Credit Facility also requires the Company to maintain a minimum level of earnings before interest, taxes, depreciation and amortization, and cash collections. As at December 31, 2004, the Company has not drawn down on the Credit Facility, however, it has issued letters of credit for $5.5 million under the Credit Facility arrangement.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

15.  COMMITMENTS

(a) Total minimum annual rental payments to be made by the Company under operating leases for premises are as follows:

                      2005                                     $        5,630
                      2006                                              5,407
                      2007                                              5,118
                      2008                                              4,903
                      2009                                              4,955
                      Thereafter                                       24,181
                                                               --------------
                                                               $       50,194
                                                               ==============


     Rent expense was $4.5 million for 2004 (2003 - $4.0 million, 2002 - $4.0 million).

(b) As at December 31, 2004, the Company has letters of credit of $5.5 million outstanding under the Company's credit facility arrangement (see note 14). As of December 31, 2003, the Company had letters of credit of $5.0 million outstanding, which had been collateralized by cash deposits.

(c) In March 2004, the Company received $5.0 million in cash under a film financing arrangement. The Company is required to expend these funds towards the production of a motion picture title. The Company has expended $1.6 million of these funds as at December 31, 2004 and has recorded $3.4 million in accrued liabilities.

16.  CONTINGENCIES AND GUARANTEES

     The Company is involved in lawsuits, claims, and proceedings, including those identified below, which arise in the ordinary course of business. In accordance with SFAS 5, "Accounting for Contingencies," the Company will make a provision for a liability when it is both probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company believes it has adequate provisions for any such matters. The Company reviews these provisions in conjunction with any related provisions on assets related to the claims at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other pertinent information related to the case. Should developments in any of these matters outlined below cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material provision, or, should any of these matters result in a final adverse judgement or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows, and financial position in the period or periods in which such a change in determination, settlement or judgement occurs.

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

16.  CONTINGENCIES (cont'd)

(b) In May 2003, the Company filed a Statement of Claim in the Ontario Superior Court of Justice against United Cinemas International Multiplex B.V. ("UCI") for specific performance, or alternatively, damages of $25.0 million with respect to the breach of a 1999 agreement between the Company and UCI whereby UCI committed to purchase IMAX theater systems from the Company. In August 2003, UCI filed a Statement of Defence denying it is in breach. On December 10, 2003, UCI and its two subsidiaries in the United Kingdom and Japan filed a claim against the Company claiming alleged breaches of the 1999 agreement referred to in the Company's claim against UCI, and repeating allegations contained in UCI's Statement of Defence to the Company's action. In December 2004, the parties entered into an agreement to settle all existing litigation.

(c) In November 2001, the Company filed a complaint with the District Court of Munich against Big Screen, a German large-screen cinema owner in Berlin ("Big Screen"), demanding payment of rental payments and certain other amounts owed to the Company. Big Screen has raised a defense based on alleged infringement of German antitrust rules, relating mainly to an allegation of excessive pricing. Big Screen had brought a number of motions for restraining orders in this matter relating to the Company's provision of films and maintenance, all of which have been rejected by the courts, including the Berlin Court of Appeals, and exhausting all appeals. The Company believes that all of the allegations in Big Screen's individual defense are entirely without merit and will accordingly continue to prosecute this matter vigorously. The Company believes that the amount of the loss, if any, suffered in connection with this dispute would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

(d) In May 2002, the Company filed a complaint with the District Court of Nuremberg-Furth, Germany against Siewert Holding in Wuerzburg ("Siewert"), demanding payment of rental obligations and other amounts owed to the Company. Siewert raised a defense based on alleged infringement of German antitrust rules. By judgement of December 20, 2002, the District Court rejected the defense. Following an appeal to the Munich Court of Appeals, Siewert's appeal was largely rejected and the Munich Court of Appeals awarded judgement in documentary proceedings in favor of the Company and added further amounts that had fallen due. Siewert applied for leave to appeal to the German Supreme Court on matters of law, which was rejected by the German Supreme Court in March 2004. Siewert subsequently made a partial payment of amounts awarded to the Company. Siewert has filed follow up proceedings to the documentary proceedings in the District Court, essentially repeating the claims rejected in the documentary proceeding. On September 30, 2004, Siewert filed for insolvency with the Local Court in Wuerzburg, and such proceedings were opened with effect as of November 30, 2004, as a result of which the proceedings are temporarily stayed. To the extent the lawsuit will be continued the Company will continue to vigorously pursue its claims and believes that the amount of loss, if any, suffered in connection with these proceedings would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

(e) In January 2004, the Company and IMAX Theatre Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages of approximately $3.7 million before the International Court of Arbitration of the International Chambers of Commerce (the "ICC") with respect to the breach by Electronic Media Limited ("EML") of its December 2000 agreement with the Company. In April 2004, EML filed an answer and counterclaim seeking the return of funds EML has paid to the Company, incidental expenses and punitive damages. In June 2004, the Company commenced a related arbitration before the ICC against EML's affiliate, E-CITI Entertainment (I) PVT Limited ("E-Citi"), seeking $17.8 million as a result of E-Citi's breach of a September 2000 lease agreement. E-Citi has responded to the arbitration demand and has asserted several defenses, including that the ICC does not have jurisdiction for the arbitration. The ICC has rejected the lack of jurisdiction defense and has set the case for arbitration. As E-Citi has refused to pay its share of the arbitration costs set by the ICC, the Company has accordingly applied for relief from the ICC and has requested that adjudication proceed expeditiously. The Company also believes that the allegations made by EML in its counterclaim are entirely without merit and has requested that the counterclaim be dismissed on the basis that EML has recently advised the ICC that it has insufficient funds to pay its share of the arbitration costs. The Company believes that the amount of loss, if any, suffered in connection with the arbitration would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

16.  CONTINGENCIES (cont'd)

(f) In addition to the matters described above and in note 26(a) in respect of the Miami theater, the Company is currently involved in other legal proceedings which, in the opinion of the Company's management, will not materially affect the Company's financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such proceedings.

(g) In the normal course of business, the Company enters into agreements that may contain features that meet the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45") definition of a guarantee. FIN 45 defines a guarantee to be a contract (including an indemnity) that contingently requires the Company to make payments (either in cash, financial instruments, other assets, shares of its stock or provision of services) to a third party based on (a) changes in an underlying interest rate, foreign exchange rate, equity or commodity instrument, index or other variable, that is related to an asset, a liability or an equity security of the counterparty, (b) failure of another party to perform under an obligating agreement or (c) failure of another third party to pay its indebtedness when due.

     The Company has estimated under its lease and sale arrangements that there will not be costs associated with contractual warranty provisions.

     FINANCIAL GUARANTEES

     The Company has provided no significant financial guarantees to third parties.

     DIRECTOR/OFFICER INDEMNIFICATIONS

     The Company's General By-law contains an indemnification of its directors/officers, former directors/officers and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgements, fines and any amount actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors' and officers' liability insurance. No amount has been accrued in the consolidated balance sheet as of December 31, 2004, with respect to this indemnity.

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

(b)  CHANGES DURING THE PERIOD

     In 2004, the Company issued 145,206 common shares pursuant to the exercise of stock options for cash proceeds of $0.6 million.

     In 2003, the Company issued 490,039 common shares pursuant to the exercise of stock options for cash proceeds of $1.7 million. In addition, the Company issued 5,838,353 common shares with a value of $48.3 million in exchange for the repurchase of a portion of the Old Senior Notes (see note
     12).

(c)  STOCK BASED COMPENSATION

     As at December 31, 2004, the Company has reserved a total of 7,732,395 (2003 - 7,877,601) common shares for future issuance under the Stock Option Plan, of which options in respect of 5,593,101 common shares are outstanding at December 31, 2004. The options granted under the Stock Option Plan generally vest between one and five years and expire 10 years or less from the date granted. At December 31, 2004, options in respect of 3,759,236 common shares were vested and exercisable.

     Under the terms of certain employment agreements dated July 12, 2000, the Company is required to issue either 360,000 restricted common shares or pay their cash equivalent. The restricted shares or the related cash obligation were fully vested effective July 1, 2002. In May 2003, the Company paid approximately $1.6 million in cash to settle the equivalent of 200,000 of the total 360,000 restricted common shares under these agreements. The Company has recorded an expense of $0.1 million for the year ended December 31, 2004 (2003 - $1.4 million), due to the changes in the Company's stock price during the period.

     The following table summarizes certain information in respect of option activity under the Stock Option Plan:

                                                                                          WEIGHTED AVERAGE
                                                       NUMBER OF SHARES                EXERCISE PRICE PER SHARE
                                            -----------------------------------    -------------------------------
                                               2004          2003        2002         2004       2003       2002
                                            ----------    ----------  ----------   ---------  ---------  ---------
     Options outstanding, beginning of
     year                                    5,677,806     5,640,898   4,609,086   $   11.11  $   11.31  $   16.98
     Granted                                 1,633,486       786,110   2,229,893        5.53       6.99       4.76
     Exercised                                (145,206)     (490,039)    (42,500)       3.89       3.71       3.11
     Forfeited or expired                     (352,685)     (259,163)   (869,681)      15.56      17.00      21.37
     Cancelled                              (1,220,300)           --    (285,900)      22.87         --      24.22
                                            ----------    ----------  -----------
     Options outstanding, end of year        5,593,101     5,677,806   5,640,898        6.82      11.11      11.31
                                            ==========    ==========  ==========
     Options exercisable, end of year        3,759,236     4,108,212   3,360,165        7.32      13.53      13.89
                                            ==========    ==========  ==========


     In 2004, the Company cancelled 1.2 million stock options (2003 - nil, 2002
     - 0.3 million) surrendered by Company employees for $nil consideration.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

17.  CAPITAL STOCK (cont'd)

(c)  STOCK BASED COMPENSATION (cont'd)

     The following table summarizes certain information in respect of options outstanding under the Stock Option Plan at December 31, 2004:

                                           NUMBER OF SHARES
                              --------------------------------------------
                                                                                 WEIGHTED
      RANGE OF EXERCISE                                                      AVERAGE EXERCISE           AVERAGE
       PRICES PER SHARE          OUTSTANDING             VESTED              PRICE PER SHARE         REMAINING TERM
     --------------------     -----------------     -----------------        ---------------         --------------
     $    0.00 - $   2.99               249,051               218,383         $          2.70           3.3 Years
     $    3.00 - $   4.99             2,304,054             2,048,710                    4.28           4.5 Years
     $    5.00 - $   9.99             2,509,692               977,639                    6.18           5.3 Years
     $   10.00 - $  14.99                11,000                11,000                   13.48           1.1 Years
     $   15.00 - $  19.99                55,600                55,600                   17.58           2.0 Years
     $   20.00 - $  24.99               303,104               302,604                   21.92           3.8 Years
     $   25.00 - $  28.04               160,600               145,300                   27.16           5.1 Years
                              -----------------     -----------------
      Total                           5,593,101             3,759,236                    6.82           4.7 Years
                              =================     =================

     In 2004, an aggregate of 53,340 (2003 - 143,394) options with an average exercise price of $6.19 (2003 - $6.82) to purchase the Company's common stock were issued to certain advisors and strategic partners of the Company. The Company has calculated the fair value of these options to non-employees on the date of grant to be $0.2 million (2003 - $0.5 million), using a Binomial option-pricing model with the following underlying assumptions: dividend yield of 0% (2003 - 0%); an average risk free interest rate of 3.4% (2003 - 2.8%); expected option life of 5 years (2003 - 5 years); and an average expected volatility of 62.0% (2003 - 62.0%).

     The Company has recorded a charge of $0.2 million (2003 - $0.5 million) to film cost of sales related to the non-employee stock options.

     There were no warrants issued in the year ended December 31, 2004 (2003 - 550,000). 350,000 warrants remain unvested of the 550,000 warrants issued in 2003, which vest when certain film related milestones are met, and have an exercise price of $6.06. The warrants generally expire 5 years after the date of grant or vesting. At December 31, 2004, 200,000 warrants were vested and exercisable. The Company believes that no additional warrants will ultimately vest.



(d)  EARNINGS (LOSS) PER SHARE

                                                                               YEARS ENDED DECEMBER 31,
                                                                 --------------------------------------------------
                                                                       2004              2003             2002
                                                                 ---------------   ---------------  ---------------

     Net earnings (loss) applicable to common shareholders       $        10,244   $           231  $        11,972
                                                                 ===============   ===============  ===============

     Weighted average number of common shares:
     Issued and outstanding, beginning of year                        39,301,758        32,973,366       31,899,114
     Weighted average number of shares
       issued during the year                                             15,289         2,689,888        1,044,279
                                                                 ---------------   ---------------  ---------------
     Weighted average number of shares used in computing
       basic earnings (loss) per share                                39,317,047        35,663,254       32,943,393
     Assumed exercise of stock options and warrants, net of
       shares assumed                                                    662,805           767,307          362,935
                                                                 ---------------   ---------------  ---------------
     Weighted average number of shares used in computing
       diluted earnings (loss) per share                              39,979,852        36,430,561       33,306,328
                                                                 ===============   ===============  ===============

     The calculation of diluted earnings (loss) per share for 2003 and 2002 excludes common shares issuable upon conversion of the Subordinated Notes due 2003 (now retired) as the impact of these exercises and conversions would be anti-dilutive.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

18.  CONSOLIDATED STATEMENTS OF OPERATIONS SUPPLEMENTAL INFORMATION

(a) The Company generally enters into multi-year theater system lease agreements with customers that typically contain customer payment obligations prior to the scheduled installation of the theater system. During the period of time between lease signing and system installation, certain customers each year generally are unable, or elect not, to proceed with system installation for a number of reasons, including business considerations, or the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the customer and the Company may enter into a consensual lease buyout, whereby the parties are released from their future obligations under the lease and the geographic territory granted to the customer reverts to the Company. Once an agreement is reached by both parties, the initial lease payments that the customer previously made to the Company are recognized as revenue. In addition, since the introduction of its new IMAX MPX theater system in 2003, the Company has agreed with several customers to modify their lease agreements to substitute the original leased system for the MPX system. Upon finalizing an amended agreement, the total consideration received is allocated to the MPX system and lease settlement revenue using multiple-element arrangement accounting. Included in IMAX systems revenue for 2004 are the following types of settlement arrangements: $6.0 million related to MPX conversion agreements (2003-$1.4 million, 2002-$nil): $12.3 million related to consensual lease buyouts (2003-$7.6 million, 2002-$5.1 million); and $0.8 million related to terminations due to customer defaults (2003-$0.5 million, 2002-$nil). In aggregate: 2004-$19.1 million, 2003-$9.5 million, 2002-$5.1 million.

(b) Included in selling, general and administrative expenses for 2004 is $0.4 million (2003 - $1.7 million, 2002 - $0.4 million) for net foreign exchange gains related to the translation of foreign currency denominated monetary assets, liabilities and integrated subsidiaries.

(c) In 2004, the Company recorded a gain of $0.4 million from the sale of its equity investment in Mainframe Entertainment, Inc. ("MFE"). In 2003, the Company entered into a settlement agreement with MFE, whereby the parties settled all of MFE's indebtedness and obligations to the Company arising under the Company's 6.0% Senior Secured Convertible Debenture due from MFE (the "Debenture"). The Company recorded a gain of $1.9 million related to the final settlement. In 2001, $5.6 million of the Debenture principal amount, the remaining balance at the time, was fully provided for due to uncertainty of collection.

(d) On December 2, 2003, the Company acquired the remaining 50% interest in the company that operates the IMAX Theater at Arizona Mills in Tempe, Arizona, for $nil consideration. On the date of the transaction, the net assets acquired and liabilities assumed had nominal fair value.

     Summarized Condensed financial information for Tempe while it was equity-accounted is included below:

                                                                            2003           2002
                                                                       -------------  -------------
    Current assets                                                     $         N/A  $         489
    Non current assets                                                           N/A          2,595
    Current liabilities                                                          N/A          2,449
    Non current liabilities                                                      N/A              8

    Revenue                                                                    2,040          2,557
    Loss from continued operations                                              (662)          (729)
    Net Loss                                                           $        (662) $        (729)


     Subsequent to December 2, 2003, the Company consolidated 100% of the results in operations of Tempe.

(e) On December 31, 2003, the Company recorded a gain of $2.3 million upon obtaining a release from a remaining debt guarantee. In 2000, the Company had recorded a $4.0 million debt guarantee which was reduced over time due to reductions in the underlying debt.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

19.  RECEIVABLE PROVISIONS (RECOVERIES), NET

                                                                                 YEARS ENDED DECEMBER 31,
                                                                       --------------------------------------------
                                                                            2004           2003            2002
                                                                       -------------  -------------   -------------
     Accounts receivable provisions (recoveries), net                  $         (81) $         714   $      (1,942)
     Financing receivable provisions (recoveries), net(1)              $      (1,406) $      (2,939)  $         709
                                                                       -------------  -------------   -------------
     Receivable provisions (recoveries), net                           $      (1,487) $      (2,225)  $      (1,233)
                                                                       =============  =============   =============

     (1) For the year ended December 31, 2004, the Company recorded a recovery of previously provided amounts of $1.4 million (2003 - $2.9 million recovery, 2002 - $0.7 million provision) as the collectibility uncertainty associated with certain leases was resolved by amendment or settlement of the leases or other resolving conditions.

20.  RESTRUCTURING COSTS AND ASSET IMPAIRMENTS (RECOVERIES)

                                                                                  YEARS ENDED DECEMBER 31,
                                                                       --------------------------------------------
                                                                            2004            2003           2002
                                                                       -------------   -------------  -------------

     Restructuring costs(1) (recoveries)                               $          --   $          --  $        (497)

     Asset impairments (recoveries)
         Fixed assets(2)                                                         848             969            376
                                                                       -------------   -------------  -------------

     Total                                                             $         848   $         969  $        (121)
                                                                       =============   =============  =============

     (1) During 2001, the Company reduced its expenses and changed its corporate structure to reflect industry-wide economic and financial difficulties faced by certain of the Company's customers. During the year ended December 31, 2001, the Company relocated its sound-system facility in Birmingham, Alabama to the Company's current facilities near Toronto, Canada, and reduced its overall corporate workforce. In 2001, the Company recorded expenses of $12.6 million for severances and $3.7 million for premises relocation charges. During 2002, the Company recovered $0.5 million of restructuring liabilities for terminated employees who obtained employment prior to the completion of their severance period. As at December 31, 2004 the Company has accrued liabilities of $0.2 million (2003 - $0.6 million) for costs of severed employees to be paid over the next year. During 2004, the Company paid out $0.4 million (2003 - $0.8 million, 2002 - $3.2 million) of termination benefits.

     (2) Asset impairment charges amounted to $0.8 million (2003 - $1.0 million, 2002 - $0.4 million) to the carrying value of its camera assets in 2004 and its owned and operated theater assets in 2003 and 2002. The Company assessed that the future cashflows of these assets did not support their recoverability.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

21.  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 YEARS ENDED DECEMBER 31,
                                                                        -------------------------------------------
                                                                             2004          2003            2002
                                                                        ------------   ------------    ------------
(a) Changes in other non-cash operating assets and liabilities are comprised of the following:
    Decrease (increase) in:
      Accounts receivable                                               $     (5,679)  $        460    $      4,202
      Financing receivables                                                     (994)        (1,044)           (580)
      Inventories                                                               (283)         7,847           8,092
      Prepaid expenses                                                          (378)           522            (693)
    Increase (decrease) in:
      Accounts payable                                                            44         (1,230)           (478)
      Accrued liabilities                                                      5,964            799          (7,765)
      Deferred revenue                                                       (12,838)       (22,278)          3,010
                                                                        ------------   ------------    ------------
                                                                        $    (14,164)  $    (14,924)   $      5,788
                                                                        ============   ============    ============

(b) Cash payments made during the year on account of:
      Income taxes                                                      $      1,741   $      2,294    $      1,256
                                                                        ============   ============    ============

      Interest                                                          $     15,836   $     15,123    $     16,868
                                                                        ============   ============    ============

    Non-cash transactions for financing and investing:
      Issuance of common stock to repurchase Old Senior Notes
        due 2005                                                        $         --   $     48,324    $         --
                                                                        ============   ============    ============

(c) Depreciation and amortization comprise of the following:
      Film assets                                                       $      5,323   $      2,940    $      1,973
      Fixed assets                                                             6,284          6,592           6,158
      Other assets                                                             1,382          1,545           2,202
      Other intangible assets                                                    719            573           1,419
      Deferred financing costs                                                 1,239            705             792
                                                                        ------------   ------------    ------------
                                                                        $     14,947   $     12,355    $     12,544
                                                                        ============   ============    ============
(d) Write-downs (recoveries) comprise of the following:
      Accounts receivable                                                        (81)           714          (1,942)
      Financing receivables                                                   (1,406)        (2,939)            709
      Inventories                                                                --             --            1,229
      Fixed assets                                                               852          1,322           3,175
      Other assets                                                              (293)        (1,819)            216
                                                                        ------------   ------------    ------------
                                                                        $       (928)  $     (2,722)   $      3,387
                                                                        ============   ============    ============

22.  SEGMENTED AND OTHER INFORMATION

     The Company has four reportable segments: IMAX Systems; Films; Theater Operations; and Other. The IMAX systems segment designs, manufactures, sells or leases and maintains IMAX theater projection systems. The films segment produces and distributes films, and performs film re-mastering and post-production services. The theater operations segment owns and operates certain IMAX theaters. The other segment includes camera rentals. The accounting policies of the segments are the same as those described in note
     2. Segment performance is evaluated based on gross margin less selling, general and administrative expenses, research and development expenses, amortization of intangibles, loss (income) from equity-accounted investees and restructuring costs and asset impairments (recoveries). Inter-segment transactions are not significant.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

22.  SEGMENTED AND OTHER INFORMATION (cont'd)

(a)  OPERATING SEGMENTS

                                                                                  YEARS ENDED DECEMBER 31,
                                                                        -------------------------------------------
                                                                             2004            2003           2002
                                                                        ------------    ------------   ------------
     REVENUE
     IMAX systems                                                       $     86,570    $     75,848   $     70,959
     Films                                                                    27,887          25,803         40,556
     Theater operations                                                       17,415          13,109         12,284
     Other                                                                     4,108           4,500          5,303
                                                                        ------------    ------------   ------------
     Total                                                              $    135,980    $    119,260   $    129,102
                                                                        ============    ============   ============

     RESTRUCTURING COSTS AND ASSET IMPAIRMENTS (RECOVERIES)
     Theater operations                                                 $         --     $       969   $        376
     Other                                                                       848              --           (497)
                                                                        ------------    ------------   -------------
     Total                                                              $        848    $        969   $       (121)
                                                                        ============    ============   =============

     EARNINGS (LOSS) FROM OPERATIONS
     IMAX systems                                                       $     51,708    $     38,238   $     33,974
     Films                                                                    (1,905)           (508)         4,947
     Theater operations                                                        1,412          (2,474)          (763)
     Corporate and other                                                     (25,438)        (17,206)       (21,739)
                                                                        ------------    ------------   ------------
     Total                                                              $     25,777    $     18,050   $     16,419
                                                                        ============    ============   ============

     DEPRECIATION AND AMORTIZATION:
     --IMAX systems                                                     $      4,730    $      4,722   $      5,030
     --Films                                                                   6,365           4,268          3,556
     --Theater operations                                                        125             178            172
     --Corporate and other                                                     3,727           3,187          3,786
                                                                        ------------    ------------   ------------
     --Total                                                            $     14,947    $     12,355   $     12,544
                                                                        ============    ============   ============

     WRITE-DOWNS (RECOVERIES):
     --IMAX systems                                                     $     (1,406)   $     (2,939)  $      4,505
     --Theater operations                                                         --           1,104            607
     --Corporate and other                                                       478            (887)        (1,725)
                                                                        ------------    ------------   ------------
     --Total                                                            $       (928)   $     (2,722)  $      3,387
                                                                        ============    ============   ============

     PURCHASE OF LONG-LIVED ASSETS
     IMAX systems                                                       $      1,091    $      1,215   $      1,319
     Films                                                                        10             400            152
     Theater operations                                                          123             242            550
     Corporate and other                                                       1,685           7,552          2,047
                                                                        ------------    ------------   ------------
     Total                                                              $      2,909    $      9,409   $      4,068
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

22.  SEGMENTED AND OTHER INFORMATION (cont'd)

(a)  OPERATING SEGMENTS (cont'd)

                                                                              AT DECEMBER 31,
                                                                        ----------------------------
                                                                             2004            2003
                                                                        ------------    ------------
     ASSETS
     IMAX systems                                                       $    163,434    $    158,093
     Films                                                                    14,388          15,226
     Theater operations                                                        1,096           1,068
     Other                                                                     2,893           5,633
     Corporate                                                                49,042          71,628
                                                                        ------------    ------------
     Total                                                              $    230,853    $    251,648
                                                                        ============    ============

     Income from equity-accounted investees relates to the Theater operations segment.

(b)  GEOGRAPHIC INFORMATION

     Revenue by geographic area is based on the location of the theater.

                                                                                 YEARS ENDED DECEMBER 31,
                                                                        -------------------------------------------
                                                                             2004            2003           2002
                                                                        ------------    ------------   ------------
     REVENUE
     Canada                                                             $      9,616    $      5,224   $      7,236
     United States                                                            68,411          66,808         74,072
     Europe                                                                   26,144          26,805         23,846
     Rest of World                                                            31,809          20,423         23,948
                                                                        ------------    ------------   ------------
     Total                                                              $    135,980    $    119,260   $    129,102
                                                                        ============    ============   ============

                                                                               AT DECEMBER 31,
                                                                        ----------------------------
                                                                             2004            2003
                                                                        ------------    ------------
     LONG-LIVED ASSETS
     Canada                                                             $     53,909    $     57,345
     United States                                                            28,392          31,501
     Europe                                                                      836           1,045
     Rest of World                                                             1,039           2,169
                                                                        ------------    ------------
     Total                                                              $     84,176    $     92,060
                                                                        ============    ============

     Long-lived assets include fixed assets, other assets, other intangible assets and goodwill.

(c)  REVENUE AND COST OF GOODS AND SERVICES

                                                                                 YEARS ENDED DECEMBER 31,
                                                                        -------------------------------------------
                                                                             2004            2003           2002
                                                                        ------------    ------------   ------------
     Revenue:
       Products                                                         $     84,188    $     71,361   $     77,024
       Services                                                               51,792          47,899         52,078
                                                                        ------------    ------------   ------------
     Total revenue                                                      $    135,980    $    119,260   $    129,102
                                                                        ============    ============   ============
     Costs of goods and services:
       Products                                                         $     31,327    $     30,077   $     35,611
       Services                                                               38,735          37,206         40,023
                                                                        ------------    ------------   ------------
     Total costs of goods and services                                  $     70,062    $     67,283   $     75,634
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

22.  SEGMENTED AND OTHER INFORMATION (cont'd)

(c)  REVENUE AND COST OF GOODS AND SERVICES (cont'd)

     Product revenue includes sales and sales-type leases of theater systems, revenue from film production and distribution and the sales of other products. Service revenue includes rentals from operating leases, maintenance, film re-mastering services, post-production services, camera rentals, theater operations and other services.

23.  FINANCIAL INSTRUMENTS

     The Company maintains cash and cash equivalents with various major financial institutions. The Company's cash is invested with highly rated financial institutions.

     The Company is exposed to market risk from changes in foreign currency rates. A majority portion of the Company's revenues is denominated in U.S. dollars while a substantial portion of its costs and expenses is denominated in Canadian dollars. A portion of the net U.S. dollar cash flows of the Company is periodically converted to Canadian dollars to fund Canadian dollar expenses through the spot market. In Japan, the Company has ongoing operating expenses related to its operations. Net Japanese yen flows are converted to U.S. dollars generally through the spot markets. The Company also has cash receipts under leases denominated in Japanese yen and Euros which are converted to U.S. dollars generally through the spot market. As at December 31, 2004, no foreign currency forward contracts are outstanding. The Company does not use financial instruments for trading or other speculative purposes.

     The carrying values of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair values due to the short-term maturity of these instruments. The Company's other financial instruments at December 31, are comprised of the following:

                                                                     2004                            2003
                                                        ------------------------------  -----------------------------
                                                           CARRYING         ESTIMATED      CARRYING       ESTIMATED
                                                            AMOUNT         FAIR VALUE       AMOUNT        FAIR VALUE
                                                        --------------  --------------  -------------   -------------
     Old Senior Notes due 2005                          $           --  $           --  $      29,234   $      29,810
     Senior Notes due 2010                                     160,000         174,400        160,000         160,000
     Long-term receivables                                       4,468           4,071          3,197           3,197

     The estimated fair values of the Senior Notes due 2010 and long-term receivables are estimated based on current market rates at December 31, 2004. As at December 31, 2003, the fair value of the Old Senior Notes due 2005 was based on the amounts paid by the Company on January 2, 2004 to repurchase a portion of the Old Senior Notes due 2005 and the fair value of the Senior Notes due 2010 were assumed to equal the carrying amount given the transaction date of December 4, 2003.

     To minimize the Company's credit risk, the Company retains title to underlying theater systems leased, registers theater systems sold as collateral, performs initial and ongoing credit evaluations of its customers and makes ongoing provisions for its estimate of potentially uncollectible amounts. The Company believes it has adequately dealt with the related exposures surrounding receivables and contractual commitments.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

24.  EMPLOYEE PENSIONS

(a)  DEFINED BENEFIT PLAN

     The Company has a U.S. defined benefit pension plan covering its two Co-Chief Executive Officers. The plan provides for a lifetime retirement benefit from age 55 determined as 75% of the member's best average 60 consecutive months of earnings during the 120 months proceeding retirement. Once benefit payments begin, the benefit is indexed annually to the cost of living and further provides for 100% continuance for life to the surviving spouse. The benefits were 50% vested as at July 12, 2000, the plan initiation date. The vesting percentage increases on a straight-line basis from inception until age 55. The vesting percentage of a member whose employment terminates other than by voluntary retirement shall be 100%. Also, upon the occurrence of a change in control of the Company prior to termination of a member's employment, the vesting percentage shall become 100%. The following assumptions were used in determining the obligation and cost status of the Company's defined benefit pension plan at December 31:

                                                                         2004             2003              2002
                                                                   ---------------  ---------------   --------------
     Discount rate                                                           5.75%            6.00%             6.00%
     Rate of increase in qualifying compensation levels                       nil%             nil%              nil%


     The amounts accrued for the plan are determined as follows:

     Projected benefit obligation:                                       2004             2003              2002
                                                                   ---------------  ---------------   ---------------
       Obligation, beginning of year                               $        20,086  $        17,150   $        13,819
       Service cost                                                          2,063            1,956             1,777
       Interest cost                                                         1,267            1,088             1,029
       Actuarial loss (gain)                                                 2,484             (108)              525
                                                                   ---------------  --------------    ---------------
       Obligation, end of year                                     $        25,900  $        20,086   $        17,150
                                                                   ===============  ===============   ===============
     Unfunded status:
       Obligation, end of year                                     $        25,900  $        20,086   $        17,150
       Unrecognized prior service cost                                      (5,032)          (6,429)           (7,826)
       Unrecognized actuarial gain (loss)                                   (1,584)             899               791
                                                                   ---------------  ---------------   ---------------
       Accrued pension liability                                   $        19,284  $        14,556   $        10,115
                                                                   ===============  ===============   ===============


     In addition, included in accrued liabilities, is a minimum pension liability of $6.6 million (2003 - $5.5 million, 2002 - $7.0 million), representing unrecognized prior service costs and unrecognized actuarial gains or losses.

                                                                                     PENSION BENEFITS
                                                                       --------------------------------------------
                                                                            2004           2003            2002
                                                                       -------------  -------------   -------------
     Accrued benefits cost                                             $     (25,900) $     (20,086)  $     (17,150)
     Other assets                                                              5,032          5,530           7,035
     Unrecognized actuarial loss                                               1,584             --              --
                                                                       -------------  -------------   -------------
     Net amount recognized                                             $     (19,284) $     (14,556)  $     (10,115)
                                                                       =============  =============   =============

     The following table provides disclosure of pension expense for the defined benefit plan for the year ended December 31:

                                                                         2004             2003              2002
                                                                   ---------------  ---------------   ---------------
     Service cost                                                  $         2,063  $         1,956   $         1,777
     Interest cost                                                           1,267            1,088             1,029
     Amortization of prior service cost                                      1,398            1,398             1,398
                                                                   ---------------  ---------------   ---------------
     Pension expense                                               $         4,728  $         4,442   $         4,204
                                                                   ===============  ===============   ===============



     The accumulated benefit obligation for the defined benefit plan was $25.9 million and $20.1 million at December 31, 2004 and 2003, respectively.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

24.  EMPLOYEE PENSIONS (cont'd)

(a)  DEFINED BENEFIT PLAN (cont'd)

     No contributions are expected to be made into the plan during 2005.

     The following benefit payments are expected to be made as per the current plan assumptions and the terms of the Plan in each of the next five years, and in the aggregate over the five years thereafter:

                    2005                                      $       --
                    2006                                             248
                    2007                                             998
                    2008                                           1,022
                    2009                                           1,047
                    2010 to 2014                                  10,191


     At the time the Company established the defined benefit pension plan, it also took out life insurance policies on its two Co-Chief Executive Officers with coverage amounts of $21.5 million in aggregate. The Company intends to use the proceeds of such insurance policies to satisfy, in whole or in part, benefits due and payable under the plan, although there can be no assurance that the Company will ultimately do so. At December 31, 2004, the cash surrender value of the insurance policies is $2.5 million (2003 - $1.7 million, 2002 - $0.9 million) and has been included in other assets.

(b)  DEFINED CONTRIBUTION PLAN

     The Company also maintains defined contribution pension plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount equal to 5% of their base salary subject to certain prescribed maximums. During 2004, the Company contributed and expensed an aggregate of $0.5 million (2003 - $0.5 million, 2002 - $0.4 million) to its Canadian plan and an aggregate of $0.1 million (2003 - $0.1 million, 2002 - $0.1 million) to its defined contribution employee pension plan under Section 401(k) of the U.S. Internal Revenue Code.


25.  IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In December 2004, FASB issued a revision to Financial Accounting Standards No. 123 ("FAS 123R"). FAS 123R is focused primarily on the accounting for transactions in which a company obtains employee services in exchange for stock options or share-based payments. Currently, the Company grants stock options to their employees and discloses the pro forma effect of compensation expense for these stock options. Under FAS 123R, the Company will be required to record this compensation expense in the Company's results of operations. FAS 123R is effective for the beginning of the first fiscal reporting period that begins after June 15, 2005. The Company has evaluated the effect the adoption of FAS 123R and will adopt the pronouncement beginning on July 1, 2005. The Company estimates that based on the currently issued options, and not including any further grants which may occur in 2005, the compensation expense for the six month period from July 1, 2005 to December 31, 2005 will approximate $1.3 million before taxes.

26.  DISCONTINUED OPERATIONS

(a)  MIAMI THEATER LLC

     On December 23, 2003, the Company closed its owned and operated Miami IMAX theater. The Company completed its abandonment of assets and removal of its projection system from the theater in the first quarter of 2004, with no financial impact. The Company is involved in a legal proceeding with the landlord of the theater with respect to the amount owing to the landlord by the Company for lease and guarantee obligations. The amount of loss to the Company has been estimated as between $0.8 million and $2.3 million, of which the Company had accrued $0.8 million as at December 31, 2003. During 2004, the Company paid out this $0.8 million to the landlord. As the Company is uncertain as to the outcome of the proceeding, no additional amount has been recorded.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

26.  DISCONTINUED OPERATIONS (cont'd)

(b)  DIGITAL PROJECTION INTERNATIONAL

     Effective December 11, 2001, the Company completed the sale of its wholly-owned subsidiary, Digital Projection International, including its subsidiaries (collectively "DPI"), to a company owned by members of DPI management. As part of the transaction, the Company restructured its advances to DPI, releasing DPI from obligations to repay any amounts in excess of $12.7 million previously advanced by the Company, and reorganized the remaining $12.7 million of debt owing to the Company into two separate loan agreements. The loans receivable are collateralized by fixed and floating charges over all DPI assets including intellectual properties. One of the loans is convertible, upon the occurrence of certain events, into shares representing 49% of the total share capital of DPI. During 2004, the Company received $0.8 million (2003 - $0.8 million) in cash towards the repayment of this debt, and has recorded this amount in net earnings (loss) from discontinued operations. As of December 31, 2004, the remaining balance of the loans receivable is $11.1 million, which has been fully allowed for.

(c)  CONSOLIDATED STATEMENT OF OPERATIONS FOR MIAMI THEATER AND DPI

     The net earnings (loss) from discontinued operations summarized in the Consolidated Statements of Operations, for the years ended December 31, was comprised of the following:

                                                                          2004             2003           2002
                                                                     -------------    -------------  -------------

        Revenue                                                      $          --     $      1,123  $       1,548
                                                                     =============    =============  =============

        Net earnings  (loss) from discontinued operations(1)         $         800    $         374  $         804
        Net loss on disposal of discontinued operations                         --             (179)            --
                                                                     -------------    -------------- -------------
        Net earnings (loss) from discontinued operations             $         800    $         195  $         804
                                                                     =============    =============  =============

     (1)  Net of income tax provision of $nil in 2004 (2003 - $0.1 million, 2002
          - $nil). Since the deferred tax asset relating to the original loss from discontinued operations was fully allowed for through the valuation allowance, any future recoveries relating to the repayment of this outstanding debt are not tax effected.

27.  ASSET RETIREMENT OBLIGATIONS

     The Company has accrued costs related to obligations in respect of required reversion costs for its theaters under long-term real estate leases which will become due in the future. The Company does not have any legal restrictions with respect to settling any of these long-term leases. A reconciliation of the Company's liability in respect of required reversion costs is shown below:


                                                                                       2004            2003
                                                                                  -------------   -------------
        Beginning balance, January 1                                              $         204   $         182
        Accretion expense                                                                    23              22
                                                                                  -------------   -------------
        Ending balance, December 31                                               $         227   $         204
                                                                                  =============   =============


28.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

     The Company's Senior Notes (see note 11) are unconditionally guaranteed, jointly and severally by specific wholly-owned subsidiaries of the Company (the "Guarantor Subsidiaries"). The main Guarantor Subsidiaries are David Keighley Productions 70 MM Inc., Sonics Associates Inc., and the subsidiaries that own and operate certain theaters. These guarantees are full and unconditional. The information under the column headed "Non-Guarantor Subsidiaries" relates to the following subsidiaries of the
     Company: IMAX Japan Inc. and IMAX B.V., (the "Non-Guarantor Subsidiaries") which have not provided any guarantees of the Senior Notes.

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

28.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Balance Sheets as at December 31, 2004:

                                                  IMAX         GUARANTOR         NON-        ADJUSTMENTS     CONSOLIDATED
                                               CORPORATION    SUBSIDIARIES     GUARANTOR         AND            TOTAL
                                                                              SUBSIDIARIES   ELIMINATIONS
ASSETS
Cash and cash equivalents                     $      23,683  $       5,058   $         223   $          --    $     28,964
Accounts receivable                                  16,492          3,029             378              --          19,899
Financing receivables                                57,769          1,723              --              --          59,492
Inventories                                          28,661            233             107              --          29,001
Prepaid expenses                                      1,712            464             103              --           2,279
Inter-company receivables                            13,407         31,146          12,100         (56,653)             --
Film assets                                             871             --              --              --             871
Fixed assets                                         27,184          1,527               1              --          28,712
Other assets                                         13,377             --              --              --          13,377
Deferred income taxes                                 6,104             67              --              --           6,171
Goodwill                                             39,027             --              --              --          39,027
Other intangible assets                               3,060             --              --              --           3,060
Investments in subsidiaries                          31,693             --              --         (31,693)             --
                                              -------------  -------------   -------------   -------------   -------------
    Total assets                              $     263,040  $      43,247   $      12,912   $     (88,346)  $     230,853
                                              =============  =============   =============   =============   =============

LIABILITIES
Accounts payable                                      3,238          2,583               6              --           5,827
Accrued liabilities                                  54,674          2,086             137              --          56,897
Inter-company payables                               43,000         34,440           7,597         (85,037)             --
Deferred revenue                                     45,422          4,918             165              --          50,505
Senior Notes due 2010                               160,000             --              --              --         160,000
                                              -------------  -------------   -------------   -------------   -------------
    Total liabilities                               306,334         44,027           7,905         (85,037)        273,229
                                              -------------  -------------   -------------   -------------   -------------

SHAREHOLDER'S DEFICIT
Capital stock                                       116,281             --             117            (117)        116,281
Other equity/Additional paid in
capital/Contributed surplus                           2,193         46,960              --         (45,926)          3,227
Deficit                                            (161,443)       (47,126)          4,890          42,734        (160,945)
Accumulated other comprehensive income
    (loss)                                             (325)          (614)             --              --            (939)
                                              -------------  --------------  -------------   -------------   -------------
    Total shareholders' equity (deficit)      $     (43,294) $        (780)  $       5,007   $      (3,309)  $     (42,376)
                                              -------------  -------------   -------------   -------------   -------------
    Total liabilities & shareholders'
    equity (deficit)                          $     263,040  $      43,247   $      12,912   $     (88,346)  $     230,853
                                              =============  =============   =============   =============   =============


     In certain Guarantor Subsidiaries accumulated losses have exceeded the original investment balance. As a result of applying equity accounting, the parent company has consequently reduced inter-company receivable balances with respect to these Guarantor Subsidiaries in the amounts of $28.5 million.

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

28.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Balance Sheets as at December 31, 2003:


                                                  IMAX         GUARANTOR         NON-         ADJUSTMENTS     CONSOLIDATED
                                               CORPORATION    SUBSIDIARIES     GUARANTOR          AND            TOTAL
                                                                              SUBSIDIARIES    ELIMINATIONS
ASSETS
Cash and cash equivalents                     $      41,311  $       5,696   $         275   $          --    $     47,282
Restricted cash                                       4,961             --              --              --           4,961
Accounts receivable                                   9,924          3,468             495              --          13,887
Financing receivables                                55,294          1,407              41              --          56,742
Inventories                                          29,775            620              69          (2,246)         28,218
Prepaid expenses                                      1,098            523             281              --           1,902
Inter-company receivables                            21,203         21,745          15,184         (58,132)             --
Film assets                                             361          1,207              --              --           1,568
Fixed assets                                         33,897          1,918               3              --          35,818
Other assets                                         13,827             --              --              --          13,827
Deferred income taxes                                 4,977             51              --              --           5,028
Goodwill                                             39,027             --              --              --          39,027
Other intangible assets                               3,388             --              --              --           3,388
Investments in subsidiaries                          26,196             --              --         (26,196)             --
                                              -------------  -------------   -------------   -------------   -------------
    Total assets                              $     285,239  $      36,635   $      16,348   $     (86,574)  $     251,648
                                              =============  =============   =============   =============   =============

LIABILITIES
Accounts payable                                      3,605          2,175              --              --           5,780
Accrued liabilities                                  42,890          1,803             373              --          45,066
Inter-company payables                               43,885         31,640          11,065         (86,590)             --
Deferred revenue                                     58,319          4,889             136              --          63,344
Senior Notes due 2010                               160,000             --              --              --         160,000
Old Senior Notes due 2005                            29,234             --              --              --          29,234
                                              -------------  -------------   -------------   -------------   -------------
    Total liabilities                               337,933         40,507          11,574         (86,590)        303,424
                                              -------------  -------------   -------------   -------------   -------------

SHAREHOLDER'S DEFICIT
Capital stock                                       115,609             --             117            (117)        115,609
Other equity/Additional paid in
    capital/Contributed surplus                       2,125         46,960              --         (45,926)          3,159
Deficit                                            (171,687)       (50,218)          4,657          46,059        (171,189)
Accumulated other comprehensive income
    (loss)                                            1,259           (614)             --              --             645
                                              -------------  -------------   -------------   -------------   -------------
    Total shareholders' (deficit)             $     (52,694) $      (3,872)  $       4,774   $          16   $     (51,776)
                                              -------------  -------------   -------------   -------------   -------------
    Total liabilities & shareholders'
    equity (deficit)                          $     285,239  $      36,635   $      16,348   $     (86,574)  $     251,648
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

28.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Operations for the year ended December 31, 2004:

                                                  IMAX         GUARANTOR         NON-         ADJUSTMENTS     CONSOLIDATED
                                               CORPORATION    SUBSIDIARIES     GUARANTOR          AND            TOTAL
                                                                              SUBSIDIARIES    ELIMINATIONS
REVENUE
IMAX systems                                  $      84,352  $       2,978   $       1,110   $      (1,870)  $      86,570
Films                                                22,265          8,320              23          (2,721)         27,887
Theater operations                                      617         16,902              --            (104)         17,415
Other                                                 4,105             --              27             (24)          4,108
                                              -------------  -------------   -------------   -------------   -------------
                                                    111,339         28,200           1,160          (4,719)        135,980
COST OF GOODS AND SERVICES                           49,267         25,066             448          (4,719)         70,062
                                              -------------  -------------   -------------   -------------   -------------
GROSS MARGIN                                         62,072          3,134             712              --          65,918

Selling, general and administrative expenses         34,971            745             350              --          36,066
Research and development                              3,995             --              --              --           3,995
Amortization of intangibles                             719             --              --              --             719
Loss (income) from equity-accounted
    investees                                        (3,325)            --              --           3,325              --
Receivable provisions net of (recoveries)              (762)          (757)             32              --          (1,487)
Restructuring cost and asset impairments                848             --              --              --             848
                                              -------------  -------------   -------------   -------------   -------------
EARNINGS (LOSS) FROM OPERATIONS                      25,626          3,146             330          (3,325)         25,777

Interest income                                         756             --              --              --             756
Interest expense                                    (16,769)           (54)            (30)             --         (16,853)
Loss on retirement of notes                            (784)            --              --              --            (784)
Recovery on long-term investments                       293             --              --              --             293
                                              -------------  -------------   -------------   -------------   -------------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS BEFORE INCOME TAXES                    9,122          3,092             300          (3,325)          9,189
Recovery of (provision for) income taxes                322             --             (67)             --             255
                                              -------------  -------------   -------------   -------------   -------------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS                                        9,444          3,092             233          (3,325)          9,444
Net earnings from discontinued operations               800             --              --              --             800
                                              -------------  -------------   -------------   -------------   -------------
NET EARNINGS (LOSS)                           $      10,244  $       3,092   $         233   $      (3,325)  $      10,244
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

28.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Operations for the year ended December 31, 2003:


                                                  IMAX         GUARANTOR         NON-         ADJUSTMENTS     CONSOLIDATED
                                               CORPORATION    SUBSIDIARIES     GUARANTOR          AND            TOTAL
                                                                              SUBSIDIARIES    ELIMINATIONS
REVENUE
IMAX systems                                  $      74,180  $       2,373   $       1,449   $      (2,154)  $      75,848
Films                                                15,669         12,933              58          (2,857)         25,803
Theater operations                                      746         12,363              --              --          13,109
Other                                                 4,451             --             115             (66)          4,500
                                              -------------  -------------   -------------   -------------   -------------
                                                     95,046         27,669           1,622          (5,077)        119,260
COST OF GOODS AND SERVICES                           45,308         27,769             596          (6,390)         67,283
                                              -------------  -------------   -------------   -------------   -------------
GROSS MARGIN                                         49,738           (100)          1,026           1,313          51,977

Selling, general and administrative expenses         32,210            743             359              --          33,312
Research and development                              3,794             --              --              --           3,794
Amortization of intangibles                             573             --              --              --             573
Income from equity-accounted investees               (1,903)            (6)             --            (587)         (2,496)
Receivable provisions net of (recoveries)            (1,956)          (178)            (91)             --          (2,225)
Restructuring costs and asset impairment                 --            969              --              --             969
                                              -------------  -------------   -------------   -------------   -------------
EARNINGS (LOSS) FROM OPERATIONS                      17,020         (1,628)            758           1,900          18,050

Interest income                                         656             --              --              --             656
Interest expense                                    (15,770)           (86)             --              --         (15,856)
Loss on retirement of notes                          (4,910)            --              --              --          (4,910)
Recovery on long-term investments                     1,892             --              --              --           1,892
                                              -------------  -------------   -------------   -------------   -------------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS BEFORE INCOME TAXES                   (1,112)        (1,714)            758           1,900            (168)
Recovery of (provision for) income taxes               (840)         1,077             149              --             386
                                              -------------  -------------   -------------   -------------   -------------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS                                       (1,952)          (637)            907           1,900             218
Net earnings (loss) from discontinued
    operations                                          653           (458)             --              --             195
                                              -------------  -------------   -------------   -------------   -------------
Net earnings (loss) before cumulative
    effect of changes in accounting
    principles                                       (1,299)        (1,095)            907           1,900             413
Cumulative effect of changes in accounting
    principles                                           --           (182)             --              --            (182)
                                              -------------  -------------   -------------   -------------   -------------
NET EARNINGS (LOSS)                           $      (1,299) $      (1,277)  $         907   $       1,900   $         231
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

28.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Operations for the year ended December 31, 2002:

                                                  IMAX         GUARANTOR         NON-         ADJUSTMENTS     CONSOLIDATED
                                               CORPORATION    SUBSIDIARIES     GUARANTOR          AND            TOTAL
                                                                              SUBSIDIARIES    ELIMINATIONS
REVENUE
IMAX systems                                  $      67,991  $       4,704   $       1,388   $      (3,124)  $      70,959
Films                                                24,614         16,849              37            (944)         40,556
Theater operations                                      718         11,566              --              --          12,284
Other                                                 4,982            269              62             (10)          5,303
                                              -------------  -------------   -------------   -------------   -------------
                                                     98,305         33,388           1,487          (4,078)        129,102
COST OF GOODS AND SERVICES                           48,475         30,373             840          (4,054)         75,634
                                              -------------  -------------   -------------   -------------   -------------
GROSS MARGIN                                         49,830          3,015             647             (24)         53,468

Selling, general and administrative expenses         33,456            707             753             (10)         34,906
Research and development                              2,360              2              --              --           2,362
Amortization of intangibles                           1,418             --              --              --           1,418
Loss (income) from equity-accounted
    investees                                        (2,781)           314              --           2,184            (283)
Receivable provisions, net of (recoveries)              563         (1,348)           (448)             --          (1,233)
Restructuring costs and asset impairment
    (recoveries)                                       (121)            --              --              --            (121)
                                              -------------  -------------   -------------   -------------   -------------
EARNINGS (LOSS) FROM OPERATIONS                      14,935          3,340             342          (2,198)         16,419

Interest income                                         408              2               3              --             413
Interest expense                                    (17,314)          (250)             --              --         (17,564)
Gain on retirement of notes                          11,900             --              --              --          11,900
                                              -------------  -------------   -------------   -------------   -------------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS                                        9,929          3,092             345          (2,198)         11,168
Net earnings (loss) from discontinued
    operations                                        2,066         (1,262)             --              --             804
                                              -------------  -------------   -------------   -------------   -------------
NET EARNINGS (LOSS)                           $      11,995  $       1,830   $         345   $      (2,198)  $      11,972
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

28.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Cash Flows for the year ended December 31, 2004:

                                                     IMAX         GUARANTOR        NON-         ADJUSTMENTS     CONSOLIDATED
                                                  CORPORATION    SUBSIDIARIES    GUARANTOR          AND            TOTAL
                                                                                SUBSIDIARIES    ELIMINATIONS
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net earnings                                     $      10,244  $       3,092  $        233   $      (3,325) $      10,244
    Net (earnings) from discontinued operations           (800)            --            --              --           (800)
Items not involving cash:
    Depreciation and amortization                       14,414            531             2              --         14,947
    Write-downs (recoveries)                              (203)          (757)           32              --           (928)
    Loss (income) from equity-accounted
      investees                                         (3,325)            --            --           3,325             --
    Change in deferred income taxes                     (1,127)           (16)           --              --         (1,143)
    Loss on retirement of notes                            784             --            --              --            784
    Stock and other non-cash compensation                3,567             --            --              --          3,567
    Non cash foreign exchange gain                        (605)            --            --              --           (605)
    Premium on repayment of notes                         (576)            --            --              --           (576)
Investment in film assets                               (6,083)         1,207            --              --         (4,876)
Changes in restricted cash                               4,961             --            --              --          4,961
Changes in other non-cash operating assets and
    liabilities                                         (9,338)        (4,500)         (326)             --        (14,164)
                                                 -------------  -------------  ------------    ------------  -------------
Net cash provided by (used in) operating
    activities                                          11,913           (443)          (59)             --         11,411
                                                 -------------  -------------  ------------    ------------  -------------

INVESTING ACTIVITIES
Purchase of fixed assets                                  (180)          (140)           --              --           (320)
Increase in other assets                                (1,044)            --            --              --         (1,044)
Increase in other intangible assets                       (391)            --            --              --           (391)
Recovery on long-term investments                          393             --            --              --            393
                                                 -------------  -------------  ------------    ------------  -------------
Net cash used in investing activities                   (1,222)          (140)           --              --         (1,362)
                                                 -------------  -------------  ------------    ------------  -------------

FINANCING ACTIVITIES
Repayment of Old Senior Notes due 2005                 (29,234)            --            --              --        (29,234)
Financing costs related to Senior Notes due               (535)            --            --              --           (535)
2010
Common shares issued                                       558             --            --              --            558
    Net cash provided by financing activities
      from discontinued operations                         800             --            --              --            800
                                                 -------------  -------------  ------------    ------------  -------------
Net cash used in financing activities                  (28,411)            --            --              --        (28,411)
                                                 -------------  -------------  ------------    ------------  -------------

Effects of exchange rate changes  on cash                   92            (55)            7              --             44
                                                 -------------  -------------- ------------    ------------  -------------

DECREASE IN CASH AND CASH EQUIVALENTS FROM
    CONTINUING OPERATIONS                              (18,428)          (638)          (52)             --        (19,118)
Increase in cash and cash equivalents from
    discontinued operations                                800             --            --              --            800
                                                 -------------  -------------  -------------   ------------   ------------
DECREASE IN CASH AND CASH EQUIVALENTS, DURING
    THE PERIOD                                         (17,628)          (638)          (52)             --        (18,318)

Cash and cash equivalents, beginning of period          41,311          5,696           275              --         47,282
                                                 -------------  -------------  ------------   -------------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $      23,683  $       5,058  $        223   $          --   $     28,964
                                                 =============  =============  =============  =============   ============

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

28.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Cash Flows for the year ended December 31, 2003:

                                                     IMAX         GUARANTOR          NON-         ADJUSTMENTS     CONSOLIDATED
                                                  CORPORATION    SUBSIDIARIES     GUARANTOR           AND            TOTAL
                                                                                 SUBSIDIARIES     ELIMINATIONS
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net earnings                                      $      (1,299) $      (1,277) $         907   $       1,900  $         231
    Net (earnings) from discontinued operations            (653)           458             --              --           (195)
Items not involving cash:
    Cumulative effect of changes in accounting
      principles                                             --            182             --              --             182
    Depreciation and amortization                        11,482            870              3              --          12,355
    Write-downs (recoveries)                             (3,556)           925            (91)             --          (2,722)
    Income from equity-accounted investees               (2,216)           307             --            (587)         (2,496)
    Change in deferred income taxes                          81             --             --              --              81
    Gain on retirement of notes                           4,910             --             --              --           4,910
    Stock and other non-cash compensation                 4,926             --             --              --           4,926
    Non-cash foreign exchange loss (gain)                (1,281)            --             --              --          (1,281)
Premium on repayment of notes                            (3,088)            --             --              --          (3,088)
Payment under certain employment agreements              (1,550)            --             --              --          (1,550)
Investment in film assets                                (1,786)        (1,207)            --              --          (2,993)
Changes in restricted cash                               (1,626)            --             --              --          (1,626)
Changes in other non-cash operating assets and
    liabilities                                         (13,689)         1,000           (922)         (1,313)        (14,924)
Net cash used in operating activities from
    discontinued operations                                (462)          (531)            --              --            (993)
                                                  -------------  -------------  -------------   -------------   -------------
Net cash provided by (used in) operating                 (9,807)           727           (103)             --          (9,183)
                                                  -------------  -------------  -------------   -------------   -------------
activities
INVESTING ACTIVITIES
Purchase of fixed assets                                   (852)          (708)            --              --          (1,560)
Increase in other assets                                 (1,526)            --             --              --          (1,526)
Increase in other intangible assets                        (597)            --             --              --            (597)
Recovery on long-term investments                         1,892             --             --              --           1,892
Investment in subsidiaries                                  (10)            --             --              10              --
Net cash used in investing activities from
    discontinued operations                                  --            (15)            --              --             (15)
                                                  -------------  -------------  -------------   -------------   -------------
Net cash provided by (used in) investing
    activities                                           (1,093)          (723)            --              10          (1,806)
                                                  -------------  -------------  -------------   -------------   -------------
FINANCING ACTIVITIES
Repayment of Subordinated Notes                          (9,143)            --             --              --          (9,143)
Repayment of Old Senior Notes due 2005                 (123,577)            --             --              --        (123,577)
Issuance of Senior Notes due 2010                       160,000             --             --              --         160,000
Financing costs related to Senior Notes due 2010         (5,615)            --             --              --          (5,615)
Common shares issued                                      1,722             --             --              --           1,722
Other equity/additional paid in
    capital/contributed surplus issued                       --             10             --             (10)             --
Net cash provided by financing activities from
    discontinued operations                                 799             --             --              --             799
                                                  -------------  -------------  -------------   -------------   -------------
Net cash used in (provided by) financing
    activities                                           24,186             10             --             (10)         24,186
                                                  -------------  -------------  -------------   -------------   -------------

Effects of exchange rate changes on cash                    269            (13)            28              --             284
                                                  -------------  -------------  -------------   -------------   -------------

INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS FROM CONTINUING OPERATIONS               13,218            547            (75)             --          13,690
Increase (decrease) in cash and cash
    equivalents from discontinued operations                337           (546)            --              --            (209)
                                                  -------------  -------------  -------------   -------------   -------------
INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS, DURING THE YEAR                         13,555              1            (75)             --          13,481

Cash and cash equivalents, beginning of year             27,756          5,695            350              --          33,801
                                                  -------------  -------------  -------------   -------------   -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD          $      41,311  $       5,696  $         275   $          --   $      47,282
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

28.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

Supplemental Consolidating Statements of Cash Flows for the year ended December 31, 2002:

                                                     IMAX         GUARANTOR          NON-         ADJUSTMENTS     CONSOLIDATED
                                                  CORPORATION    SUBSIDIARIES     GUARANTOR           AND            TOTAL
                                                                                 SUBSIDIARIES     ELIMINATIONS
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net earnings                                     $      11,995  $       1,830  $         345   $      (2,198) $      11,972
    Net (earnings) from discontinued operations         (2,066)         1,262             --              --           (804)
Items not involving cash:
    Depreciation and amortization                       11,441          1,094              9              --         12,544
    Write-downs (recoveries)                             4,575           (740)          (448)             --          3,387
    Loss (income) from equity-accounted
      investees                                         (2,781)           314             --           2,184           (283)
    Change in deferred income taxes                       (799)            --             --              --           (799)
    Gain on retirement of notes                        (11,900)            --             --              --        (11,900)
    Stock and other non-cash compensation                3,685             --             --              --          3,685
    Non-cash foreign exchange (gain) loss                 (605)            --             --              --           (605)
Investment in film assets                               (8,423)         5,982             --              --         (2,441)
Changes in restricted cash                               2,538             --             --              --          2,538
Changes in other non-cash operating assets and
    liabilities                                         16,189        (10,489)           242            (154)         5,788
Net cash provided by (used in) operating
    activities from discontinued operations               (950)           159             --              --           (791)
                                                 -------------  -------------  -------------   -------------  -------------
Net cash provided by (used in) operating
    activities                                          22,899           (588)           148            (168)        22,291
                                                 -------------  -------------  -------------   -------------  -------------

INVESTING ACTIVITIES
Purchase of fixed assets                                  (786)          (881)            (2)            152         (1,517)
Decrease (increase) in other assets                     (1,970)         1,006             --              --           (964)
Increase (increase) in other intangible assets            (675)            --             --              --           (675)
Net cash used in investing activities from
    discontinued operations                                 --            (24)            --              --            (24)
                                                 -------------  -------------  -------------   -------------  -------------
Net cash used in investing activities                   (3,431)           101             (2)            152         (3,180)
                                                 -------------  -------------  -------------   -------------  -------------

FINANCING ACTIVITIES
Repurchase of Subordinated Notes                        (6,022)            --             --              --         (6,022)
Common shares issued                                       152             --                                           152
                                                 -------------  -------------  -------------   -------------  -------------
Net cash used in financing activities                   (5,870)            --             --              --         (5,870)
                                                 -------------  -------------  -------------   -------------  -------------

Effects of exchange rate changes on cash                    (8)            38             (1)             16             45
                                                 -------------  -------------  -------------   -------------  -------------

INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS FROM CONTINUING OPERATIONS              14,540           (584)           145              --         14,101
Increase (decrease) in cash and cash
equivalents                                               (950)           135             --              --           (815)
                                                 -------------  -------------  -------------   -------------  -------------
    from discontinued operations
INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS, DURING THE YEAR                        13,590           (449)           145              --         13,286

Cash and cash equivalents, beginning of period          14,166          6,144            205              --         20,515
                                                 -------------  -------------  -------------   -------------  -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $      27,756  $       5,695  $         350   $          --   $     33,801
                                                 =============  =============  =============   =============  =============


29.  FINANCIAL STATEMENT PRESENTATION

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

     The following report is provided by management in respect of the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the U.S. Securities Exchange Act of 1934):

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting.

     Management has used the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") framework in Internal Control-Integrated Framework to evaluate the effectiveness of the Company's internal control over financial reporting.

     Management has assessed the effectiveness of the Company's internal control over financial reporting, as at December 31, 2004, and has concluded that such internal control over financial reporting was effective as of that date. Additionally, based on the Company's assessment, the Company determined that there were no material weaknesses in internal control over financial reporting as of December 31, 2004.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     PricewaterhouseCoopers LLP, who has audited the Company's consolidated financial statements for the year ended December 31, 2004, has also audited management's assessment of the Company's internal control over financial reporting under Auditing Standard No. 2 of the Public Company Accounting Oversight Board. See Report of Independent Registered Public Accounting Firm on pages 44 and 45.


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

                                IMAX CORPORATION

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is incorporated by reference from the information under the following captions in the Company's Proxy Statement:
"Election of Directors"; "Executive Officers"; "Section 16(a) Beneficial Ownership Reporting Compliance"; "Audit Committee"; and "Code of Ethics".

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated by reference from the information under the following captions in the Company's Proxy Statement:
"Principal Shareholders of Voting Shares"; "Security Ownership of Directors and Management"; and "Equity Compensation Plans".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated by reference from the information under the following caption in the Company's Proxy Statement:
"Certain Relationships and Related Transactions".

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information required by Item 14 is incorporated by reference from the information under the following captions in the Company's Proxy Statement:
"Audit Fees"; "Audit-Related Fees"; "Tax Fees"; "All Other Fees"; and "Audit Committee's Pre-Approved Policies and Procedures".

                                IMAX CORPORATION

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)   FINANCIAL STATEMENTS

         The consolidated financial statements filed as part of this Report are included under Item 8 in Part II.

         Report of Independent Registered Public Accounting Firm, which covers both the financial statements and financial statement schedule in
         (a)(2), is included under Item 8 in Part II.


(a)(2)   FINANCIAL STATEMENT SCHEDULES

         Financial statement schedule for each year in the three-year period ended December 31, 2004.
         II.   Valuation and Qualifying Accounts.


(a)(3)   EXHIBITS

      The Items listed as Exhibits 10.1 to 10.18 relate to management contracts or compensatory plans or arrangements.

EXHIBIT NO.     DESCRIPTION
-----------     -----------
3.1             Articles of Amendment of IMAX Corporation, dated June 25, 2004. Incorporated by reference to
                Exhibit 3.2 to Form 10-Q for the quarter ended June 30, 2004 (File No. 000-24216).
3.2             By-Law No.1 of IMAX Corporation enacted on June 3, 2004. Incorporated by reference to Exhibit 3.3 to Form 10-Q for the quarter ended June 30, 2004 (File No. 000-24216)
4.1             Shareholders' Agreement, dated as of January 3, 1994, among WGIM Acquisition Corporation, the
                Selling Shareholders as defined therein, Wasserstein Perella Partners, L.P., Wasserstein Perella
                Offshore Partners, L.P., Bradley J. Wechsler, Richard L. Gelfond and Douglas Trumbull (the
                "Selling Shareholders' Agreement"). Incorporated by reference to Exhibit 4.2 to Form 10-K for the year ended December 31, 2000 (File No. 000-24216).
4.2             Amendment, dated as of March 1, 1994, to the Selling Shareholders' Agreement. Incorporated by
                reference to Exhibit 4.3 to Form 10-K for the year ended December 31, 2000 (File No. 000-24216).
4.3             Amended and Restated Shareholders' Agreement, dated as of February 9, 1999 by and among
                Wasserstein Perella Partners, L.P., Wasserstein Perella Offshore Partners, L.P., WPPN Inc., the
                Michael J. Biondi Voting Trust, Bradley J. Wechsler and Richard L. Gelfond and IMAX Corporation.
                Incorporated by reference to Exhibit 4.10 to Form 10-K for the year ended December 31, 1998 (File
                No. 000-24216).
4.4             Registration Rights Agreement, dated as of February 9, 1999, by and among IMAX Corporation,
                Wasserstein Perella Partners, L.P., Wasserstein Perella Offshore Partners, L.P., WPPN Inc., the
                Michael J. Biondi Voting Trust, Bradley J. Wechsler and Richard L. Gelfond. Incorporated by
                reference to Exhibit 4.12 to Form 10-K for the year ended December 31, 1998 (File No. 000-24216).
4.5             Indenture, dated as of April 9, 1996, between IMAX Corporation and Chemical Bank, as Trustee, related to the issue of the 5.75% Convertible Subordinated Notes due April 1, 2003. Incorporated
                by reference to Exhibit 4.3 to Amendment No.1 to the Company's Registration Statement on Form F-3
                (File No. 333-5212).
4.6             Indenture, dated as of December 4, 1998 between IMAX Corporation and U.S. Bank Trust, N.A., as
                Trustee, related to the issue of the 7.875% Senior Notes due December 1, 2005. Incorporated by
                reference to Exhibit 4.9 to Form 10-K for the year ended December 31, 1998 (File No. 000-24216).
4.7             Registration Rights Agreement, dated as of December 4, 2003, by and among IMAX Corporation, the
                Guarantors (as defined therein), Credit Suisse First Boston LLC, Jefferies & Company, Inc.,
                Wachovia Capital Markets, LLC and U.S. Bancorp Piper Jaffray Inc., relating to the issuance of
                9.625% Senior Notes due 2010. Incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-4 (File No. 333-113141).
4.8             Indenture, dated as of December 4, 2003, by and among IMAX Corporation, the Guarantors
                (as defined therein) and U.S. Bank National Association, as Trustee, related to the issue of the
                9.625% Senior Notes due December 1, 2010. Incorporated by reference to Exhibit 4.3 to
                Registration Statement on Form S-4 (File No. 333-113141).

                                IMAX CORPORATION

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (cont'd)

(a)(3)   EXHIBITS (cont'd)

EXHIBIT NO.     DESCRIPTION
-----------     -----------
10.1            Stock Option Plan of IMAX Corporation, dated August 12, 2004. Incorporated by reference to
                Exhibit 10.1 to IMAX Corporation's Form 10-Q for the quarter ended September 30, 2004 (File No.
                000-24216).
10.2            Employment Agreement, dated as of July 15, 1997 between David Keighley Productions 70MM Inc. and
                David B. Keighley. Incorporated by reference to Exhibit 10.2 to IMAX Corporation's Form 10-K for
                the year ended December 31, 2002 (File No. 000-24216).
10.3            Employment Agreement, dated July 1, 1998 between IMAX Corporation and Bradley J. Wechsler.
                Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 1998
                (File No. 000-24216).
10.4            Amended Employment Agreement, dated July 12, 2000 between IMAX Corporation and Bradley J.
                Wechsler. Incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended September
                30, 2000 (File No. 000-24216).
10.5            Amended Employment Agreement, dated April 3, 2001 between IMAX Corporation and Bradley J.
                Wechsler. Incorporated by reference to Exhibit 10.15 to Form 10-Q for the quarter ended March 31,
                2001 (File No. 000-24216).
10.6            Amended Employment Agreement, dated April 23, 2002 between IMAX Corporation and Bradley J.
                Wechsler. Incorporated by reference to Exhibit 10.14 to Form 10-Q for the quarter ended June 30,
                2002 (File No. 000-24216).
10.7            Amended Employment Agreement, dated June 3, 2004 between IMAX Corporation and Bradley J.
                Wechsler. Incorporated by reference to Exhibit 10.18 to IMAX Corporation's Form 10-Q for the
                quarter ended June 30, 2004 (File No. 000-24216).
10.8            Employment Agreement, dated July 1, 1998 between IMAX Corporation and Richard L. Gelfond.
                Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 1998
                (File No. 000-24216).
10.9            Amended Employment Agreement, dated July 12, 2000 between IMAX Corporation and Richard L.
                Gelfond. Incorporated by reference to Exhibit 10.9 to Form 10-Q for the quarter ended September
                30, 2000 (File No. 000-24216).
10.10           Amended Employment Agreement, dated April 3, 2001 between IMAX Corporation and Richard L.
                Gelfond. Incorporated by reference to Exhibit 10.16 to Form 10-Q for the quarter ended March 31,
                2001 (File No. 000-24216).
10.11           Amended Employment Agreement, dated April 23, 2002 between IMAX Corporation and Richard L.
                Gelfond. Incorporated by reference to Exhibit 10.13 to Form 10-Q for the quarter ended June 30,
                2002 (File No. 000-24216).
10.12           Amended Employment Agreement, dated June 3, 2004 between IMAX Corporation and Richard L. Gelfond.
                Incorporated by reference to Exhibit 10.19 to IMAX Corporation's Form 10-Q for the quarter ended
                June 30, 2004 (File No. 000-2426).
10.13           Employment Agreement, dated March 9, 2001 between IMAX Corporation and Greg Foster. Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 2001 (File No.
                000-24216).
10.14           Amending Agreement, dated August 8, 2002 between IMAX Corporation and Greg Foster. Incorporated by reference to Exhibit 10.12 to IMAX Corporation's Form 10-K for the year ended December 31,
                2002 (File No. 000-24216).
*10.15          Amending Agreement, dated October 28, 2004 between IMAX Corporation ad Greg Foster.
10.16           Employment Agreement, dated May 9, 2001 between IMAX Corporation and Francis T. Joyce.
                Incorporated by reference to Exhibit 10.3 to IMAX Corporation's Form 10-K for the year ended December 31, 2002 (File No. 000-24216).
10.17           Amended Employment Agreement, dated May 14, 2003 between IMAX Corporation and Francis T. Joyce.
                Incorporated by reference to Exhibit 10.16 to IMAX Corporation's Form 10-Q for the quarter ended
                June 30, 2003 (File No. 000-24216).

                                IMAX CORPORATION

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (cont'd)

(a)(3)   EXHIBITS (cont'd)

EXHIBIT NO.     DESCRIPTION
-----------     -----------
10.18           Employment Agreement, dated May 17, 1999 between IMAX Corporation and Robert D. Lister.
                Incorporated by reference to Exhibit 10.14 to IMAX Corporation's Form 10-K for the year ended
                December 31, 2002 (File No. 000-24216).
10.19           Amended Employment Agreement, dated January 1, 2004 between IMAX Corporation and Robert D.
                Lister. Incorporated by reference to Exhibit 10.17 to Registration Statement on Form S-4 (File
                No. 333-113141).
*10.20          Statement of Directors' Compensation, dated June 7, 2001.
10.21           Loan Agreement, dated as of February 6, 2004 by and between Congress Financial Corporation
                (Canada) and IMAX Corporation. Incorporated by reference to Exhibit 10.22 to Registration
                Statement on Form S-4 (File No. 333-113141).
*21             Subsidiaries of IMAX Corporation.
*23             Consent of PricewaterhouseCoopers LLP.
*24             Power of Attorney of certain directors.
*31.1           Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002, dated March 11, 2005, by Bradley J. Wechsler.
*31.2           Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002, dated March 11, 2005, by Richard L. Gelfond.
*31.3           Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002, dated March 11, 2005, by Francis T. Joyce.
*32.1           Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, dated March 11, 2005, by Bradley J. Wechsler.
*32.2           Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, dated March 11, 2005, by Richard L. Gelfond.
*32.3           Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, dated March 11, 2005, by Francis T. Joyce.

* Filed herewith

                                IMAX CORPORATION

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            IMAX CORPORATION


                                            By        /S/ FRANCIS T. JOYCE
                                                --------------------------------
                                                        Francis T. Joyce
                                                     Chief Financial Officer

Date: March 11, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2005.







        /S/ BRADLEY J. WECHSLER                          /S/ RICHARD L. GELFOND                          /S/ FRANCIS T. JOYCE
----------------------------------------      ---------------------------------------------     ------------------------------------
          Bradley J. Wechsler                              Richard L. Gelfond                              Francis T. Joyce
             Director and                                     Director and                              Chief Financial Officer
      Co-Chief Executive Officer                       Co-Chief Executive Officer                    (Principal Financial Officer)
     (Principal Executive Officer)                   (Principal Executive Officer)





         /s/ KATHRYN A. GAMBLE                               NEIL S. BRAUN*                               KENNETH G. COPLAND*
----------------------------------------      ---------------------------------------------     ------------------------------------
           Kathryn A. Gamble                                 Neil S. Braun                                Kenneth G. Copland
Vice President, Finance and Controller                          Director                                       Director
    (Principal Accounting Officer)





            MICHAEL FUCHS*                                  GARTH M. GIRVAN*                               DAVID W. LEEBRON*
----------------------------------------      ---------------------------------------------     ------------------------------------
             Michael Fuchs                                  Garth M. Girvan                                David W. Leebron
               Director                                         Director                                       Director


             MARC A. UTAY*
----------------------------------------
             Marc A. Utay
               Director






                                          By        *   /S/ FRANCIS T. JOYCE
                                                 -------------------------------
                                                        Francis T. Joyce
                                                      (as attorney-in-fact)

                                IMAX CORPORATION
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                         (In thousands of U.S. dollars)

                                                                  ADDITIONS /
                                                BALANCE AT       (RECOVERIES)             OTHER           BALANCE
                                                 BEGINNING        CHARGED TO            ADDITIONS/       AT END OF
                                                  OF YEAR          EXPENSES           (DEDUCTIONS)(1)       YEAR
                                                ----------       ------------         ---------------    ---------

ALLOWANCE FOR NET INVESTMENT IN LEASES
Year ended December 31, 2002                        11,745              708                (3,515)           8,938
Year ended December 31, 2003                         8,938           (2,938)                 (159)           5,841
Year ended December 31, 2004                         5,841           (1,406)                   --            4,435


ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE
Year ended December 31, 2002                        18,060           (1,941)               (6,871)           9,248
Year ended December 31, 2003                         9,248              714                (2,684)           7,278
Year ended December 31, 2004                         7,278              (82)                1,194            8,390

DEFERRED INCOME TAX VALUATION ALLOWANCE
Year ended December 31, 2002                        45,504           (1,762)                   --           43,742
Year ended December 31, 2003                        43,742            3,049                    --           46,791
Year ended December 31, 2004                        46,791           (1,193)                   --           45,598

PROVISION FOR LOANS RECEIVABLE
Year ended December 31, 2002                        15,584               40                    --           15,624
Year ended December 31, 2003                        15,624           (2,693)               (1,031)          11,900
Year ended December 31, 2004                        11,900             (800)                  --            11,100


(1) Deduction amounts represent write-offs of amounts previously charged to the provision. Additions represent allowances made against new accounts receivable where revenue recognition has ceased.