Form 10-Q
period 2005-03-31
IMAX CORP
filed 2005-05-05
CIK 921582

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                         Commission File Number 0-24216

                                IMAX CORPORATION
             (Exact name of registrant as specified in its charter)

            Canada                                              98-0140269
-------------------------------                          ---------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification Number)

2525 Speakman Drive, Mississauga, Ontario, Canada                L5K 1B1
---------------------------------------------------      ---------------------
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

                                 Yes [X] No [ ]

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                         Outstanding as of April 27, 2005
--------------------------                    ----------------------------------
Common stock, no par value                    39,799,551

================================================================================

                                IMAX CORPORATION

                                TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          ----
PART I.     FINANCIAL INFORMATION

Item 1.         Financial Statements.....................................................   3

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations............................  26

Item 3.         Quantitative and Qualitative Factors about Market Risk...................  38

Item 4.         Controls and Procedures..................................................  38

PART II.    OTHER INFORMATION

Item 1.         Legal Proceedings........................................................  39

Item 4.         Submission of Matters to a Vote of Security Holders......................  41

Item 6.         Exhibits.................................................................  41

Signatures...............................................................................  42

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

                                IMAX CORPORATION

                                                                                              PAGE
                                                                                              ----
PART I      FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            The following Condensed Consolidated Financial Statements are filed as part of this Report:

            Condensed Consolidated Balance Sheets as at March 31, 2005
            and December 31, 2004.............................................................  4

            Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2005 and 2004.......................................  5

            Condensed Consolidated Statements of Cash Flows
            for the three month periods ended March 31, 2005 and 2004.........................  6

            Notes to Condensed Consolidated Financial Statements..............................  7

                                IMAX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
                         (in thousands of U.S. dollars)

                                                                                      MARCH 31,
                                                                                        2005            DECEMBER 31,
                                                                                     (UNAUDITED)           2004
                                                                                   --------------      -------------
ASSETS

Cash and cash equivalents                                                          $       14,779      $      28,964
Short-term investments                                                                     15,018                --
Accounts receivable, net of allowance for doubtful accounts of $8,920
  (2004 - $8,390)                                                                          22,500             19,899
Financing receivables (note 3)                                                             59,453             59,492
Inventories (note 4)                                                                       29,430             29,001
Prepaid expenses                                                                            3,004              2,279
Film assets                                                                                 1,552                871
Fixed assets                                                                               28,226             28,712
Other assets                                                                               12,909             13,377
Deferred income taxes (note 12)                                                             6,311              6,171
Goodwill                                                                                   39,027             39,027
Other intangible assets                                                                     3,070              3,060
                                                                                   --------------      -------------
    Total assets                                                                   $      235,279      $     230,853
                                                                                   ==============      =============

LIABILITIES

Accounts payable                                                                   $        7,023      $       5,827
Accrued liabilities (note 8(c))                                                            53,929             56,897
Deferred revenue                                                                           54,162             50,505
Senior Notes due 2010 (note 5)                                                            160,000            160,000
                                                                                   --------------      -------------
    Total liabilities                                                                     275,114            273,229
                                                                                   --------------      -------------

COMMITMENTS AND CONTINGENCIES (notes 8 and 9)

SHAREHOLDERS' EQUITY (DEFICIT)

Capital stock - Common shares - no par value. Authorized -
  unlimited number. Issued and outstanding - 39,757,715 (2004 - 39,446,964)               118,887            116,281
Other equity                                                                                1,966              3,227
Deficit                                                                                  (159,749)          (160,945)
Accumulated other comprehensive income (loss)                                                (939)              (939)
                                                                                   --------------      -------------
    Total shareholders' deficit                                                           (39,835)           (42,376)
                                                                                   --------------      -------------
    Total liabilities and shareholders' equity (deficit)                           $      235,279      $     230,853
                                                                                   ==============      =============

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

                                                                                               THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                        ---------------------------------
                                                                                           2005                  2004
                                                                                        -----------           -----------
REVENUE

IMAX systems (note 10(a))                                                               $    22,113           $    16,021
Films                                                                                         4,947                 4,489
Theater operations                                                                            3,816                 3,742
Other                                                                                           492                   629
                                                                                        -----------           -----------
                                                                                             31,368                24,881
COSTS OF GOODS AND SERVICES                                                                  15,223                12,519
                                                                                        -----------           -----------
GROSS MARGIN                                                                                 16,145                12,362

Selling, general and administrative expenses (note 10(b))                                    10,243                 8,335
Research and development                                                                        653                 1,144
Amortization of intangibles                                                                     157                   151
Receivable provisions, net of (recoveries) (note 11)                                            212                  (898)
                                                                                        -----------           -----------
EARNINGS FROM OPERATIONS                                                                      4,880                 3,630

Interest income                                                                                 214                   126
Interest expense                                                                             (4,197)               (4,068)
Loss on retirement of notes (note 6)                                                             --                  (784)
                                                                                        -----------           -----------
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                              897                (1,096)
Recovery of income taxes (note 12)                                                               59                    --
                                                                                        -----------           -----------
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS                                                  956                (1,096)
Net earnings from discontinued operations (note 15)                                             240                   200
                                                                                        -----------           -----------
NET EARNINGS (LOSS)                                                                           1,196                  (896)
                                                                                        ===========           ===========

EARNINGS (LOSS) PER SHARE (note 13(b)):
Earnings (loss) per share - basic and diluted:

  Net earnings (loss) from continuing operations                                        $      0.02           $     (0.03)
  Net earnings from discontinued operations                                             $      0.01           $      0.01
                                                                                        -----------           -----------
  Net earnings (loss)                                                                   $      0.03           $     (0.02)
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
                                   (UNAUDITED)

                                                                                        THREE MONTHS ENDED MARCH 31,
                                                                                     -----------------------------------
                                                                                         2005                   2004
                                                                                     ------------           ------------
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES

Net earnings (loss)                                                                  $      1,196           $       (896)
   Net (earnings) from discontinued operations                                               (240)                  (200)
Items not involving cash:
   Depreciation and amortization                                                            3,584                  2,483
   Write-downs (recoveries)                                                                   212                   (898)
   Change in deferred income taxes                                                           (140)                  (167)
   Loss on retirement of notes                                                                 --                    784
   Stock and other non-cash compensation                                                    1,231                    561
   Unrealized foreign exchange loss                                                           201                    165
Premium on repayment of notes                                                                  --                   (576)
Investment in film assets                                                                  (2,151)                   (71)
Changes in restricted cash                                                                     --                  3,732

Changes in other non-cash operating assets and liabilities                                 (3,772)                   808
                                                                                     ------------           ------------
Net cash provided by operating activities                                                     121                  5,725
                                                                                     ------------           ------------

INVESTING ACTIVITIES

Increase in short-term investments                                                        (15,018)                    --
Purchase of fixed assets                                                                     (271)                  (164)
Increase in other assets                                                                     (187)                  (318)
Increase in other intangible assets                                                          (167)                   (40)
                                                                                     ------------           ------------
Net cash used in investing activities                                                     (15,643)                  (522)
                                                                                     ------------           ------------

FINANCING ACTIVITIES

Repayment of Old Senior Notes due 2005                                                         --                (29,234)
Financing costs related to Senior Notes due 2010                                               (1)                  (347)
Common shares issued                                                                        1,267                     11
Net cash provided by financing activities from discontinued operations                         --                    200
                                                                                     ------------           ------------
Net cash provided by (used in) financing activities                                         1,266                (29,370)
                                                                                     ------------           ------------

Effects of exchange rate changes on cash                                                       71                    (27)
                                                                                     ------------           ------------

DECREASE IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS                          (14,185)               (24,394)
Increase in cash and cash equivalents from discontinued
   operations                                                                                  --                    200
                                                                                     ------------           ------------
DECREASE IN CASH AND CASH EQUIVALENTS, DURING THE PERIOD                                  (14,185)               (24,194)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             28,964                 47,282
                                                                                     ------------           ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $     14,779           $     23,088
                                                                                     ============           ============

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

      These financial statements should be read in conjunction with the Company's most recent annual report on Form 10-K for the year ended December 31, 2004 which should be consulted for a summary of the significant accounting policies utilized by the Company. These interim financial statements are prepared following accounting policies consistent with the Company's financial statements for the year ended December 31, 2004. During the interim period, the Company purchased short-term investments. These investments are classified as held to maturity based on the Company's positive intent and ability to hold the securities to maturity, and are carried at amortized cost.

      EMPLOYEE STOCK-BASED COMPENSATION

      The Company currently follows the intrinsic value method of accounting for employee stock options as prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees", ("APB 25"). If the fair value methodology prescribed by FASB Statement, "Accounting for Stock Based Compensation" ("FAS 123") had been adopted by the Company, pro forma results for the quarter ended March 31, would have been as follows:


                                                                          2005                     2004
                                                                   ------------------      ------------------
Net earnings (loss) as reported                                    $            1,196      $             (896)
Stock-based compensation expense, if the methodology
     prescribed by FAS 123 had been adopted                                      (700)                 (1,594)
                                                                   ------------------      ------------------
Adjusted net earnings (loss)                                       $              496      $           (2,490)
                                                                   ==================      ==================

Earnings per share - basic and diluted:

 Net earnings (loss) as reported                                   $             0.03      $            (0.02)
 FAS 123 stock-based compensation expense                                       (0.02)                  (0.04)
                                                                   ------------------      ------------------
 Adjusted net earnings (loss)                                      $             0.01      $            (0.06)
                                                                   ==================      ==================

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

1.    BASIS OF PRESENTATION (cont'd)

      EMPLOYEE STOCK-BASED COMPENSATION (cont'd)

      The Company did not grant any options to employees in the first quarter of 2005 and therefore the weighted average fair value of common share options granted to employees for the three months ended March 31, 2005 at the time of grant was $nil (2004 - $2.49 per share). The Company uses a Binomial option-pricing model to determine the fair value of common share options at the grant date. For the three months ended March 31, 2004, the following assumptions were used:

                                                                   THREE MONTHS ENDED
                                                                      MARCH 31, 2004
                                                                 -----------------------
Average risk-free interest rate                                                     3.68%
Equity risk premium                                                         5.23% - 5.53%
Beta                                                                         0.95 - 1.03
Expected option life                                             4.38 years - 4.44 years
Average expected volatility                                                           62%
Annual termination probability                                                      9.62%
Dividend yield                                                                         0%

2.    VARIABLE INTEREST ENTITIES

      In January 2003, the FASB issued Financial Interpretation 46 ("FIN 46"), "Consolidation of Variable Interest Entities ("VIEs"), in an effort to expand and clarify existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. FIN 46 was effective immediately for all enterprises with variable interests in VIEs created after January 31, 2003 and on January 1, 2004 for all previously existing variable interest entities. Under FIN 46, if an entity is determined to be a variable interest entity, it must be consolidated by the enterprise that absorbs the majority of the entity's expected losses if they occur, receives a majority of the entity's expected residual returns if they occur, or both. On December 24, 2003, the FASB issued a revised FIN 46, defined as FIN 46R. Commencing January 1, 2004, the Company was required to consolidate the accounts of all VIEs for which it is the primary beneficiary ("PB"), as required by FIN 46R. The Company has evaluated its various variable interests to determine whether they are in VIE's. The Company reviewed its management agreements relating to theaters which the Company manages, and has no equity interest, and concluded that such arrangements were not variable interests since the Company's fees are commensurate with the level of service and the theater owner retains the right to terminate the service. The Company has also reviewed its financial arrangements with theaters where it shares in the profit or losses of the theater. The Company has not considered these arrangements under FIN 46R as the arrangements meet the scope exceptions defined in the pronouncement. The Company has determined that certain of its film production companies are VIEs. Since in one case the Company absorbs a majority of the VIE's losses, the Company has determined that it is the PB of the entity. The Company continues to consolidate this entity with no material impact on the operating results or financial condition of the Company as the production company has total assets of less than $0.1 million and total liabilities of less than $0.1 million as at March 31, 2005. The Company also has interests in three other film production companies which are VIEs, however the Company did not consolidate these film entities since it does not bear the majority of the expected losses or expected residual returns. As of March 31, 2005, these three VIEs have total assets of $0.1 million and total liabilities of $0.1 million.

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

3.    FINANCING RECEIVABLES

      The Company generally provides its theater systems to customers on a long-term lease basis, typically with initial lease terms of 10 to 20 years. Financing receivables consisting of net investment in leases and long term receivables are comprised of the following:

                                                      MARCH 31,         DECEMBER 31,
                                                        2005                2004
                                                     ---------          ------------
NET INVESTMENT IN LEASES

Gross minimum lease amounts receivable               $ 100,788            $ 98,666
Residual value of equipment                                643                 637
Unearned finance income                                (41,500)            (39,844)
                                                     ---------            --------
Present value of minimum lease amounts receivable       59,931              59,459
Accumulated allowance for uncollectible amounts         (4,385)             (4,435)
                                                     ---------            --------
Net investment in leases                                55,546              55,024
                                                     ---------            --------

Long-term receivables                                    3,907               4,468
                                                     ---------            --------

Total financing receivables                          $  59,453            $ 59,492
                                                     =========            ========

4.    INVENTORIES

                                                 MARCH 31,           DECEMBER 31,
                                                   2005                  2004
                                             ----------------       -------------
Raw materials                                $          7,780       $       7,375
Work-in-process                                         8,174               6,512
Finished goods                                         13,476              15,114
                                             ----------------       -------------
                                             $         29,430       $      29,001
                                             ================       =============

5.    SENIOR NOTES DUE 2010

      In November 2004, the Company completed an exchange offer wherein $159.0 million of the Company's 9.625% senior notes due December 1, 2010 (the "Unregistered Senior Notes") were exchanged for 9.625% senior notes registered under the Securities Act of 1933, as amended (the "Registered Senior Notes"), pursuant to a registration statement on Form S-4 that had been declared effective by the Securities and Exchange Commission on September 30, 2004. Apart from the fact that the Registered Senior Notes have been registered under the Securities Act, the Unregistered Senior Notes and the Registered Senior Notes are substantially identical and are referred to herein as the "Senior Notes". The Senior Notes are unconditionally guaranteed, jointly and severally, by certain of the Company's wholly-owned subsidiaries.

      As at March 31, 2005, the Company had outstanding $159.0 million aggregate principal of Registered Senior Notes and $1.0 million aggregate principal of Unregistered Senior Notes.

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

      During 2003, the Company retired an aggregate of $47.2 million principal amount of the Old Senior Notes. In December 2003, the Company completed a tender offer and consent solicitation for its remaining $152.8 million of the Old Senior Notes. In December 2003, $123.6 million in principal of the Old Senior Notes were redeemed pursuant to the tender offer. Notice of Redemption for all remaining outstanding Old Senior Notes was delivered on December 4, 2003 and the remaining $29.2 of outstanding Old Senior Notes were redeemed on January 2, 2004 using proceeds from its Senior Notes (see note 5). In January 2004, the Company recorded a loss of $0.8 million related to the retirement of the Company's Old Senior Notes.

7.    CREDIT FACILITY

      On February 6, 2004, the Company entered into a loan agreement for a secured revolving credit facility (the "Credit Facility") The Credit Facility is a three-year revolving credit facility with yearly renewal options thereafter, permitting maximum aggregate borrowings of $20.0 million, subject to a borrowing base calculation which includes the Company's financing receivables, and certain reserve requirements and further reduced by outstanding letters of credit. The Credit Facility bears interest at Prime + 0.25% per annum or Libor + 2.0% per annum and is collateralized by a first priority security interest in all of the current and future assets of the Company. The Credit Facility contains typical affirmative and negative covenants, including covenants that restrict the Company's ability to: incur certain additional indebtedness; make certain loans, investments or guarantees; pay dividends; make certain asset sales; incur certain liens or other encumbrances; conduct certain transactions with affiliates and enter into certain corporate transactions or dissolve. In addition, the Credit Facility contains customary events of default, including upon an acquisition or a change of control that has a material adverse effect on the Company's financial condition. The Credit Facility also requires the Company to maintain a minimum level of earnings before interest, taxes, depreciation and amortization, and cash collections. As at March 31, 2005, the Company has not drawn down on the Credit Facility, however, it has issued letters of credit for $6.2 million under the Credit Facility arrangement.

8.    COMMITMENTS

(a) The Company's total minimum annual rental payments to be made under operating leases for premises as of March 31, 2005 for each of the years ended December 31 are as follows:

2005 (nine months remaining)                                $        3,842
2006                                                                 5,422
2007                                                                 5,190
2008                                                                 4,978
2009                                                                 5,034
Thereafter                                                          24,214
                                                            --------------
                                                            $       48,680
                                                            ==============

(b) As at March 31, 2005, the Company has letters of credit of $6.2 million (December 31, 2004 - $5.5 million) outstanding under the Company's credit facility arrangement (see note 7).

(c) In March 2004, the Company received $5.0 million in cash under a film financing arrangement which was included in accrued liabilities. The Company is required to expend these funds towards the production and distribution of a motion picture title. The Company has expended $4.8 million of these funds as at March 31, 2005 and has recorded $0.2 million in accrued liabilities.

                                IMAX CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                  (UNAUDITED)

9.    CONTINGENCIES

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

(a) In March 2001, a complaint was filed against the Company by Muvico Entertainment, L.L.C. ("Muvico"), alleging misrepresentation and seeking rescission in respect of the system lease agreements between the Company and Muvico. The complaint was subsequently amended to add claims for fraud based upon the same factual allegations underlying its prior claims. The Company filed counterclaims against Muvico for breach of contract, unjust enrichment, unfair competition and/or deceptive trade practices and theft of trade secrets, and brought claims against MegaSystems, Inc. ("MegaSystems"), a large-format theater system manufacturer, for tortious interference and unfair competition and/or deceptive trade practices and to enjoin Muvico and MegaSystems from using the Company's confidential and proprietary information. In May 2005, the parties reached agreement on the settlement of all claims.

(b) In March 2005, the Company, together with Three-Dimensional Media Group, Ltd. ("3DMG"), filed a complaint in the U.S. District Court for the Central District of California, Western Division, against In-Three, Inc. ("In-Three") alleging patent infringement. The Company and 3DMG allege that In-Three has deliberately infringed a patent which covers a proprietary 2D-to-3D film conversion process. 3DMG owns the patent in suit, under which the Company has an exclusive license in the theatrical motion picture field. The Company and 3DMG are seeking a preliminary and permanent injunction and damages. In April 2005, In-Three filed an Answer denying infringement and asserting that the patent in suit is invalid. In-Three also asserted counterclaims that seek declaratory relief, unspecified damages or both for non-infringement, invalidity, false advertising, false designation of origin, breach of contract, interference with prospective economic advantage and/or unfair competition. The Company will continue to vigorously pursue its claims and believes that the allegations made by In-Three are without merit. The Company further believes the amount of the loss, if any, suffered in connection with the counterclaims would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

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

(e) In January 2004, the Company and IMAX Theatre Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages of approximately $3.7 million before the International Court of Arbitration of the International Chambers of Commerce (the "ICC") with respect to the breach by Electronic Media Limited ("EML") of its December 2000 agreement with the Company. In April 2004, EML filed an answer and counterclaim seeking the return of funds EML has paid to the Company, incidental expenses and punitive damages. In June 2004, the Company commenced a related arbitration before the ICC against EML's affiliate, E-CITI Entertainment
      (I) PVT Limited ("E-Citi"), seeking $17.8 million as a result of E-Citi's breach of a September 2000 lease agreement. E-Citi has responded to the arbitration demand and has asserted several defenses, including that the ICC does not have jurisdiction for the arbitration. The Company believes that the allegations made by EML in its counterclaim are entirely without merit and has requested that the counterclaim be dismissed on the basis that EML has advised the ICC that it has insufficient funds to pay its share of the arbitration costs. The Company believes that the amount of loss, if any, suffered in connection with the arbitration would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

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

10.   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS SUPPLEMENTAL INFORMATION

(a) The Company generally enters into multi-year theater system lease agreements with customers that typically contain customer payment obligations prior to the scheduled installation of the theater system. During the period of time between lease signing and system installation, certain customers each year generally are unable, or elect not, to proceed with system installation for a number of reasons, including business considerations, or the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the customer and the Company may enter into a consensual lease buyout, whereby the parties are released from their future obligations under the lease and the geographic territory granted to the customer reverts to the Company. Once an agreement is reached by both parties, the initial lease payments that the customer previously made to the Company are recognized as revenue. In addition, since the introduction of its new IMAX MPX theater system in 2003, the Company has agreed with several customers to terminate their original agreements and to sign new system agreements for the MPX system. Upon finalizing the new agreement, the total consideration received under both the terminated agreements and the new MPX arrangement is allocated first to the MPX system and the residual amount to settlement revenue. Included in IMAX systems revenue for the first quarter of 2005 are the following types of settlement arrangements: $0.2 million related to MPX conversion agreements (2004 - $1.6 million); $6.9 million related to consensual lease buyouts (2004 - $2.9 million); and $nil million related to terminations due to customer defaults (2004 - $nil million). In aggregate: first quarter of 2005 - $7.1 million and first quarter of 2004 - $4.5 million.

(b) Included in selling, general and administrative expenses for the first quarter of 2005 is $0.3 million (2004 - $0.3 million) for net foreign exchange losses related to the translation of foreign currency denominated monetary assets, liabilities and integrated subsidiaries.

11.   RECEIVABLE PROVISIONS (RECOVERIES), NET

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                --------------------------------------------
                                                                         2005                    2004
                                                                ---------------------     ------------------
Accounts receivable provisions (recoveries),  net               $                 262     $             (173)
Financing receivables provisions (recoveries), net(1)           $                 (50)    $             (725)
                                                                ---------------------     ------------------
Receivable provisions (recoveries), net                         $                 212     $             (898)
                                                                =====================     ==================

(1) For the quarter ended March 31, 2004, the Company recorded a recovery of previously provided amounts of $0.7 million as the collectibility uncertainty associated with certain leases was resolved by amendment or settlement of the leases.

12.   INCOME TAXES

      The effective tax rate on earnings differs significantly from the Canadian statutory rate due to the effect of permanent differences, income taxed at differing rates in foreign and other provincial jurisdictions, tax recoveries and charges relating to favourable or unfavourable tax examinations, and changes in the Company's valuation allowance on deferred tax assets. The income tax expense (recovery) for the quarter is calculated by applying the estimated average annual effective tax rate of 10% for the 2005 year to quarterly pre-tax income. In addition to the estimated 10% effective tax rate, in the current quarter, the Company recorded within the tax provision, a tax recovery of $0.2 million related to refunds resulting from a favourable conclusion on a tax examination that was not previously recorded.

      As at March 31, 2005, the Company has recognized net deferred income tax assets of $6.3 million, comprised of tax credit carryforwards, net operating loss and capital loss carryforwards and other deductible temporary differences, which can be utilized to reduce either taxable income or taxes otherwise payable in future years. As of March 31, 2005, the Company had a gross deferred income tax asset of $51.4 million, against which the Company is carrying a $45.1 million valuation allowance.

                                IMAX CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                  (UNAUDITED)

13.   CAPITAL STOCK

(a)   STOCK BASED COMPENSATION

      In the first quarter of 2005, an aggregate of 13,335 (2004 - 13,335) options with an average exercise price of $10.56 (2004 - $7.11) to purchase the Company's common stock were issued to certain advisors and strategic partners of the Company. The Company has calculated the fair value of these options to non-employees on the date of grant to be $0.08 million (2004 - $0.05 million), using a Binomial option-pricing model with the following underlying assumptions:

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                        ----------------------
                                                                          2005           2004
                                                                        -------        -------
Average risk-free interest rate                                            3.89%          2.92%
Expected option life                                                    5 years        5 years
Average expected volatility                                                  62%            62%
Dividend yield                                                                0%             0%

      The Company has recorded a charge of $0.08 million (2004 - $0.05 million) to film cost of sales related to the non-employee stock options.

      There were no warrants issued in the first quarter of 2005 (2004 - nil). 550,000 warrants were issued in 2003. In the first quarter of 2005, 80,872 common shares were issued upon exercise of 200,000 warrants. All remaining warrants have either expired or have been cancelled.

(b)   EARNINGS (LOSS) PER SHARE

      Reconciliations of the numerators and denominators of the basic and diluted per-share computations, are comprised of the following:

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                        -------------------
                                                                          2005       2004
                                                                        -------    --------
Net earnings applicable to common shareholders:
Net earnings (loss)                                                     $ 1,196    $   (896)
                                                                        =======    ========
Weighted average number of common shares (000's):

Issued and outstanding, beginning of period                              39,447      39,302
Weighted average number of shares issued during the period                  110           2
                                                                        -------    --------
Weighted average number of shares used in computing basic
     earnings (loss) per share                                           39,557      39,304
Assumed exercise of stock options, net of shares assumed repurchased      2,363          --
                                                                        -------    --------
Weighted average number of shares used in computing diluted
     earnings (loss) per share                                           41,920      39,304
                                                                        =======    ========

The calculation of diluted earnings (loss) per share for the first quarter of 2004 excludes options to purchase common shares of stock which were outstanding, as the impact of these exercises would be anti-dilutive.

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

      There has been no change in the basis of measurement of segment profit or loss from the Company's most recent annual report on form 10-K for the year ended December 31, 2004. Inter-segment transactions are not significant.

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                             ---------------------------------------
                                                                     2005                2004
                                                             ------------------   ------------------
REVENUE

IMAX systems                                                 $           22,113   $           16,021
Films                                                                     4,947                4,489
Theater operations                                                        3,816                3,742
Other                                                                       492                  629
                                                             ------------------   ------------------
TOTAL                                                        $           31,368   $           24,881
                                                             ==================   ==================

EARNINGS (LOSS) FROM OPERATIONS

IMAX systems                                                 $           12,559   $            9,722
Films                                                                      (871)              (1,103)
Theater operations                                                         (246)                 404
Corporate and other                                                      (6,562)              (5,393)
                                                             ------------------   ------------------
TOTAL                                                        $            4,880   $            3,630
                                                             ==================   ==================

15.   DISCONTINUED OPERATIONS

(a)   MIAMI THEATER LLC

      On December 23, 2003, the Company closed its owned and operated Miami IMAX theater. The Company completed its abandonment of assets and removal of its projection system from the theater in the first quarter of 2004, with no financial impact. The Company is involved in an arbitration proceeding with the landlord of the theater with respect to the amount owing to the landlord by the Company for lease and guarantee obligations. The amount of loss to the Company has been estimated at between $0.8 million and $2.3 million. The Company paid out $0.8 million with respect to amounts owing to the landlord during 2003 and 2004. As the Company is uncertain as to the outcome of the proceeding, no additional amount has been recorded.

(b)   DIGITAL PROJECTION INTERNATIONAL

      Effective December 11, 2001, the Company completed the sale of its wholly-owned subsidiary, Digital Projection International, including its subsidiaries (collectively "DPI"), to a company owned by members of DPI management. As part of the transaction, the Company restructured its advances to DPI, releasing DPI from obligations to repay any amounts in excess of $12.7 million previously advanced by the Company, and reorganized the remaining $12.7 million of debt owing to the Company into two separate loan agreements. The loans receivable are collateralized by fixed and floating charges over all DPI assets including intellectual properties. One of the loans is convertible, upon the occurrence of certain events, into shares representing 49% of the total share capital of DPI. During the first quarter of 2005, the Company recognized $0.2 million (2004 - $0.2 million) in income from discontinued operations for cash received. As of March 31,2005 the remaining balance of the loans and interest receivable is $13.6 million, which has been fully allowed for.

                                IMAX CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                  (UNAUDITED)

15.   DISCONTINUED OPERATIONS (cont'd)

(c)   CONSOLIDATED STATEMENT OF OPERATIONS FOR DPI

      The net earnings from discontinued operations summarized in the Consolidated Statements of Operations, for the periods ended March 31, was comprised of the following:

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                       ---------------------------------------
                                                                               2005                2004
                                                                       ------------------   ------------------
Net earnings from discontinued operations                              $              240   $              200
                                                                       ==================   ==================

16.   DEFINED BENEFIT PLAN

      The Company has a U.S. defined benefit pension plan covering its two Co-Chief Executive Officers. As the plan is unfunded, the Company has not paid any contributions in the period ended March 31, 2005 and does not expect to pay any contributions in the remainder of the year. The Company intends to use the proceeds of life insurance policies taken on its Co-Chief Executive Officers to satisfy, in whole or in part, benefits due and payable under the plan, although there can be no assurance that the Company will ultimately do so. The following table provides disclosure of pension expense for the defined benefit plan for the periods ended March 31:

                                                                                 THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                        --------------------------------------
                                                                               2005                 2004
                                                                        -----------------    -----------------
Service cost                                                            $             604    $             516
Interest cost                                                                         390                  317
Amortization of prior service cost                                                    349                  349
                                                                        -----------------    -----------------
Pension expense                                                         $           1,343    $           1,182
                                                                        =================    =================

17.   IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In December 2004, FASB issued a revision to Financial Accounting Standards No. 123 ("FAS 123R"). FAS 123R is focused primarily on the accounting for transactions in which a company obtains employee services in exchange for stock options or share-based payments. Currently, the Company grants stock options to their employees and discloses the pro forma effect of compensation expense for these stock options. Under FAS 123R, the Company will be required to record this compensation expense in the Company's results of operations. FAS 123R is effective for the beginning of the first annual reporting period that begins after June 15, 2005. The Company has evaluated the effect the adoption of FAS 123R and expects to adopt the pronouncement beginning on January 1, 2006. The Company estimates that based on the currently issued options, and not including any further grants which may occur in 2005, the compensation expense for the year ended December 31, 2006 will approximate $0.6 million before taxes.

                                IMAX CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                  (UNAUDITED)

18.   SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

      The Company's Senior Notes are fully and unconditionally guaranteed, jointly and severally by specific wholly-owned subsidiaries of the Company (the "Guarantor Subsidiaries"). The main Guarantor Subsidiaries are David Keighley Productions 70 MM Inc., Sonics Associates Inc., and the subsidiaries that own and operate certain theaters. These guarantees are full and unconditional. The information under the column headed "Non-Guarantor Subsidiaries" relates to the following subsidiaries of the
      Company: IMAX Japan Inc. and IMAX B.V. (the "Non-Guarantor Subsidiaries") which have not provided any guarantees of the Senior Notes.

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

18.     SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Balance Sheets as at March 31, 2005:

                                                                                  NON-      ADJUSTMENTS
                                                      IMAX         GUARANTOR    GUARANTOR       AND      CONSOLIDATED
                                                  CORPORATION    SUBSIDIARIES SUBSIDIARIES  ELIMINATIONS     TOTAL
                                                  -----------    ------------ ------------  ------------ ------------
ASSETS

Cash and cash equivalents                         $    10,845    $     3,592   $     342    $        --  $     14,779
Short-term investments                                 15,018             --          --             --        15,018
Accounts receivable                                    19,190          2,923         387             --        22,500
Financing receivables                                  57,776          1,677          --             --        59,453
Inventories                                            29,093            231         106             --        29,430
Prepaid expenses                                        2,231            677          96             --         3,004
Intercompany receivables                               12,843         29,903      11,802        (54,548)           --
Film assets                                             1,552             --          --             --         1,552
Fixed assets                                           26,665          1,560           1             --        28,226
Other assets                                           12,909             --          --             --        12,909
Deferred income taxes                                   6,240             71          --             --         6,311
Goodwill                                               39,027             --          --             --        39,027
Other intangible assets                                 3,070             --          --             --         3,070
Investments in subsidiaries                            31,890             --          --        (31,890)           --
                                                  -----------    -----------   ---------    -----------  ------------
     Total assets                                 $   268,349    $    40,634   $  12,734    $   (86,438) $    235,279
                                                  ===========    ===========   =========    ===========  ============

LIABILITIES

Accounts payable                                        3,557          3,466          --             --         7,023
Accrued liabilities                                    51,945          1,841         143             --        53,929
Intercompany payables                                  44,681         30,953       7,508        (83,142)           --
Deferred revenue                                       48,919          5,180          63             --        54,162
Senior Notes due 2010                                 160,000             --          --             --       160,000
                                                  -----------    -----------   ---------    -----------  ------------
     Total liabilities                                309,102         41,440       7,714        (83,142)      275,114
                                                  -----------    -----------   ---------    -----------  ------------

SHAREHOLDER'S DEFICIT

Common stock                                          118,887             --         117           (117)      118,887
Other equity/Additional paid in
     capital/Contributed surplus                          932         46,960          --        (45,926)        1,966
Deficit                                              (160,247)       (47,152)      4,903         42,747      (159,749)
Accumulated other comprehensive income
     (loss)                                              (325)          (614)         --             --          (939)
                                                  -----------    -----------   ---------    -----------  ------------
     Total shareholders' equity (deficit)         $   (40,753)   $      (806)  $   5,020    $    (3,296) $    (39,835)
                                                  -----------    -----------   ---------    -----------  ------------
     Total liabilities & shareholders' equity
     (deficit)                                    $   268,349    $    40,634   $  12,734    $   (86,438) $    235,279
                                                  ===========    ===========   =========    ===========  ============

In certain Guarantor Subsidiaries, accumulated losses have exceeded the original investment balance. As a result of applying equity accounting, the parent company has consequently reduced intercompany receivable balances with respect to these Guarantor Subsidiaries in the amounts of $28.7 million as at March 31, 2005.

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

18.     SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Balance Sheets as at December 31, 2004:

                                                                                    NON-        ADJUSTMENTS
                                                   IMAX           GUARANTOR      GUARANTOR          AND        CONSOLIDATED
                                                CORPORATION      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS       TOTAL
                                                -----------      ------------   ------------    ------------   ------------
ASSETS

Cash and cash equivalents                      $      23,683    $       5,058   $        223    $        --    $     28,964
Accounts receivable                                   16,492            3,029            378             --          19,899
Financing receivables                                 57,769            1,723             --             --          59,492
Inventories                                           28,661              233            107             --          29,001
Prepaid expenses                                       1,712              464            103             --           2,279
Inter-company receivables                             13,407           31,146         12,100        (56,653)             --
Film assets                                              871               --             --             --             871
Fixed assets                                          27,184            1,527              1             --          28,712
Other assets                                          13,377               --             --             --          13,377
Deferred income taxes                                  6,104               67             --             --           6,171
Goodwill                                              39,027               --             --             --          39,027
Other intangible assets                                3,060               --             --             --           3,060
Investments in subsidiaries                           31,693               --             --        (31,693)             --
                                               -------------    -------------   ------------    -----------    ------------
     Total assets                              $     263,040    $      43,247   $     12,912    $   (88,346)   $    230,853
                                               =============    =============   ============    ===========    ============

LIABILITIES

Accounts payable                                       3,238            2,583              6             --           5,827
Accrued liabilities                                   54,674            2,086            137             --          56,897
Inter-company payables                                43,000           34,440          7,597        (85,037)             --
Deferred revenue                                      45,422            4,918            165             --          50,505
Senior Notes due 2010                                160,000               --             --             --         160,000
                                               -------------    -------------   ------------    -----------    ------------
     Total liabilities                               306,334           44,027          7,905        (85,037)        273,229
                                               -------------    -------------   ------------    -----------    ------------

SHAREHOLDER'S DEFICIT

Capital stock                                        116,281               --            117           (117)        116,281
Other equity/Additional paid in
capital/Contributed surplus                            2,193           46,960             --        (45,926)          3,227
Deficit                                             (161,443)         (47,126)         4,890         42,734        (160,945)
Accumulated other comprehensive income
     (loss)                                             (325)            (614)            --             --            (939)
                                               -------------    -------------   ------------    -----------    ------------
     Total shareholders' equity (deficit)      $     (43,294)   $        (780)  $      5,007    $    (3,309)   $    (42,376)
                                               -------------    -------------   ------------    -----------    ------------
     Total liabilities & shareholders' equity
     (deficit)                                 $     263,040    $      43,247   $     12,912    $   (88,346)   $    230,853
                                               =============    =============   ============    ===========    ============

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

18.   SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Operations for the three months ended March 31, 2005:

                                                                                   NON-        ADJUSTMENTS
                                                   IMAX           GUARANTOR     GUARANTOR          AND         CONSOLIDATED
                                               CORPORATION      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS       TOTAL
                                               -----------      ------------   ------------    ------------    ------------
REVENUE

IMAX systems                                   $     21,688      $      305     $      228      $    (108)     $    22,113
Films                                                 3,651           1,790              9           (503)           4,947
Theater operations                                      226           3,617             --            (27)           3,816
Other                                                   468              --             24             --              492
                                               ------------      ----------     ----------      ---------      -----------
                                                     26,033           5,712            261           (638)          31,368
COST OF GOODS AND SERVICES                           10,249           5,522             90           (638)          15,223
                                               ------------      ----------     ----------      ---------      -----------
GROSS MARGIN                                         15,784             190            171             --           16,145

Selling, general and administrative expenses          9,871             214            158             --           10,243
Research and development                                653              --             --             --              653
Amortization of intangibles                             157              --             --             --              157
Loss (income) from equity-accounted
     investees                                           13              --             --            (13)              --
Receivable provisions (recoveries), net                 212              --             --             --              212
                                               ------------      ----------     ----------      ---------      -----------
EARNINGS (LOSS) FROM OPERATIONS                       4,878             (24)            13             13            4,880

Interest income                                         214              --             --             --              214
Interest expense                                     (4,195)             (2)            --             --           (4,197)
                                               ------------      ----------     ----------      ---------      -----------
NET EARNINGS (LOSS) FROM CONTINUING
     OPERATIONS BEFORE INCOME TAXES                     897             (26)            13             13              897
Recovery of  income taxes                                59              --             --             --               59
                                               ------------      ----------     ----------      ---------      -----------
NET EARNINGS (LOSS) FROM CONTINUING
     OPERATIONS                                         956             (26)            13             13              956
Net earnings from discontinued operations               240              --             --             --              240
                                               ------------      ----------     ----------      ---------      -----------
NET EARNINGS (LOSS)                            $      1,196      $      (26)    $       13      $      13      $     1,196
                                               ============      ==========     ==========      =========      ===========

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

18.   SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Operations for the three months ended March 31, 2004:

                                                                                      NON-     ADJUSTMENTS
                                                          IMAX       GUARANTOR     GUARANTOR       AND       CONSOLIDATED
                                                      CORPORATION   SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS     TOTAL
                                                      -----------   ------------  ------------ ------------  ------------
REVENUE

IMAX systems                                          $   15,537    $       270   $      322    $    (108)   $    16,021
Films                                                      3,673          1,477            4         (665)         4,489
Theater operations                                           137          3,622           --          (17)         3,742
Other                                                        628             --            1           --            629
                                                      ----------    -----------   ----------    ---------    -----------
                                                          19,975          5,369          327         (790)        24,881
COST OF GOODS AND SERVICES                                 7,817          5,369          123         (790)        12,519
                                                      ----------    -----------   ----------    ---------    -----------
GROSS MARGIN                                              12,158             --          204           --         12,362

Selling, general and administrative expenses               8,118            138           79           --          8,335
Research and development                                   1,144             --           --           --          1,144
Amortization of intangibles                                  151             --           --           --            151
Loss (income) from equity-accounted
     investees                                               (53)            --           --           53             --
Receivable provisions (recoveries), net                     (822)           (76)          --           --           (898)
                                                      ----------    -----------   ----------    ---------    -----------
EARNINGS (LOSS) FROM OPERATIONS                            3,620            (62)         125          (53)         3,630

Interest income                                              126             --           --           --            126
Interest expense                                          (4,059)            (9)          --           --         (4,068)
Loss on retirement of notes                                 (784)            --           --           --           (784)
                                                      ----------    -----------   ----------    ---------    -----------
NET EARNINGS (LOSS) FROM CONTINUING
     OPERATIONS BEFORE INCOME TAXES                       (1,097)           (71)         125          (53)        (1,096)
Recovery of (provision for) income taxes                      --             --           --           --             --
                                                      ----------    -----------   ----------    ---------    -----------
NET EARNINGS (LOSS) FROM CONTINUING
     OPERATIONS                                           (1,097)           (71)         125          (53)        (1,096)
Net earnings from discontinued operations                    200             --           --           --            200
                                                      ----------    -----------   ----------    ---------    -----------
NET EARNINGS (LOSS)                                   $     (897)   $       (71)  $      125    $     (53)   $      (896)
                                                      ==========    ===========   ==========    =========    ===========

                                IMAX CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                  (UNAUDITED)

18. SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Cash Flows for the three months ended March 31, 2005:

                                                                                                ADJUSTMENTS
                                                      IMAX         GUARANTOR    NON-GUARANTOR       AND        CONSOLIDATED
                                                   CORPORATION   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS       TOTAL
                                                   -----------   ------------   -------------   ------------   ------------
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net earnings (loss)                                $     1,196   $        (26)  $          13   $         13   $      1,196
    Net (earnings) from discontinued operations           (240)            --              --             --           (240)
Items not involving cash:
    Depreciation and amortization                        3,453            131              --             --          3,584
    Write-downs                                            212             --              --             --            212
    Loss (income) from equity-accounted
      investees                                             13             --              --            (13)            --
    Change in deferred income taxes                       (136)            (4)             --             --           (140)
    Stock and other non-cash compensation                1,231             --              --             --          1,231
    Unrealized foreign exchange loss                       201             --              --             --            201
Investment in film assets                               (2,151)            --              --             --         (2,151)
Changes in other non-cash operating assets and
    liabilities                                         (2,507)        (1,364)             99             --         (3,772)
                                                   -----------   ------------   -------------   ------------   ------------
Net cash provided by (used in) operating
    activities                                           1,272         (1,263)            112              -            121
                                                   -----------   ------------   -------------   ------------   ------------

INVESTING ACTIVITIES
Increase in short-term investments                     (15,018)            --              --             --        (15,018)
Purchase of fixed assets                                  (107)          (164)             --             --           (271)
Increase in other assets                                  (187)            --              --             --           (187)
Increase in other intangible assets                       (167)            --              --             --           (167)
                                                   -----------   ------------   -------------   ------------   ------------
Net cash used in investing activities                  (15,479)          (164)             --             --        (15,643)
                                                   -----------   ------------   -------------   ------------   ------------

FINANCING ACTIVITIES
Financing costs related to Senior Notes due 2010            (1)            --              --             --             (1)
Common shares issued                                     1,267             --              --             --          1,267
                                                   -----------   ------------   -------------   ------------   ------------
Net cash provided by financing activities                1,266             --              --             --          1,266
                                                   -----------   ------------   -------------   ------------   ------------

Effects of exchange rate changes on cash                   103            (39)              7             --             71
                                                   -----------   ------------   -------------   ------------   ------------

INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS FROM CONTINUING OPERATIONS             (12,838)        (1,466)            119             --        (14,185)
Increase in cash and cash equivalents
   from discontinued operations                             --             --              --             --             --
                                                   -----------   ------------   -------------   ------------   ------------
INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS, DURING THE PERIOD                     (12,838)        (1,466)            119             --        (14,185)

Cash and cash equivalents, beginning of period          23,683          5,058             223             --         28,964
                                                   -----------   ------------   -------------   ------------   ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD           $    10,845   $      3,592   $         342   $         --   $     14,779
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

18. SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Cash Flows for the three months ended March 31, 2004:

                                                                                                ADJUSTMENTS
                                                      IMAX         GUARANTOR    NON-GUARANTOR       AND        CONSOLIDATED
                                                   CORPORATION   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS       TOTAL
                                                   -----------   ------------   -------------   ------------   ------------
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net earnings (loss)                                $      (897)  $        (71)  $         125   $        (53)  $       (896)
    Net (earnings) from discontinued operations           (200)            --              --             --           (200)
Items not involving cash:
    Depreciation and amortization                        2,338            145              --             --          2,483
    Write-downs (recoveries)                              (822)           (76)             --             --           (898)
    Loss from equity-accounted investees                   (53)            --              --             53             --
    Change in deferred income taxes                       (167)            --              --             --           (167)
    Loss on retirement of notes                            784             --              --             --            784
    Stock and other non-cash compensation                  561             --              --             --            561
    Unrealized foreign exchange loss                       165             --              --             --            165
Premium on repayment of notes                             (576)            --              --             --           (576)
Investment in film assets                                  (69)            (2)             --             --            (71)
Changes in restricted cash                               3,732             --              --             --          3,732
Changes in other non-cash operating assets and
    liabilities                                          1,625           (609)           (208)            --            808
                                                   -----------   ------------   -------------   ------------   ------------
Net cash provided by (used in) operating
    activities                                           6,421           (613)            (83)            --          5,725
                                                   -----------   ------------   -------------   ------------   ------------

INVESTING ACTIVITIES
Disposal (purchase) of fixed assets                       (155)            (9)             --             --           (164)
Decrease (increase) in other assets                       (318)            --              --             --           (318)
Decrease (increase) in other intangible assets             (40)            --              --             --            (40)
                                                   -----------   ------------   -------------   ------------   ------------
Net cash used in investing activities                     (513)            (9)             --             --           (522)
                                                   -----------   ------------   -------------   ------------   ------------

FINANCING ACTIVITIES
Repayment of Old Senior Notes due 2005                 (29,234)            --              --             --        (29,234)
Financing costs related to Senior Notes due 2010          (347)            --              --             --           (347)
Common shares issued                                        11             --              --             --             11
Net cash provided by financing activities from
    discontinued operations                                200             --              --             --            200
                                                   -----------   ------------   -------------   ------------   ------------
Net cash used in financing activities                  (29,370)            --              --             --        (29,370)
                                                   -----------   ------------   -------------   ------------   ------------
Effects of exchange rate changes on cash                   (39)             7               5             --            (27)
                                                   -----------   ------------   -------------   ------------   ------------

INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS FROM CONTINUING OPERATIONS             (23,701)          (615)            (78)            --        (24,394)
Increase (decrease) in cash and cash equivalents
    from discontinued operations                           200             --              --             --            200
                                                   -----------   ------------   -------------   ------------   ------------
INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS, DURING THE PERIOD                     (23,501)          (615)            (78)            --        (24,194)
Cash and cash equivalents, beginning of period          41,311          5,696             275             --         47,282
                                                   -----------   ------------   -------------   ------------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD           $    17,810   $      5,081   $         197   $         --   $     23,088
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

(a)     FIXED ASSET IMPAIRMENTS

        Fixed asset impairments under U.S. GAAP are calculated based on a discounted future cash flow basis. Under Canadian GAAP, prior to January 1, 2002, impairments were calculated based on an undiscounted future cash flow basis. Any differences resulted in higher depreciation for the remaining useful life of the assets.

(b)     STOCK-BASED COMPENSATION

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

(c)     PENSION ASSET AND LIABILITIES

        Under U.S. GAAP, included in accrued liabilities, is a minimum pension liability of $6.3 million as at March 31, 2005 and $6.6 million as at December 31, 2004, representing unrecognized prior service costs. There is an equal amount recorded in other assets. Under Canadian GAAP, a minimum pension liability and corresponding asset are not recorded. In addition, unrecognized actuarial gains or losses are not recorded under Canadian GAAP, whereas under U.S. GAAP, the Company has recorded an unrecognized actuarial loss against accumulated other comprehensive income for $1.6 million as at March 31, 2005 and as at December 31, 2004.

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

19. SUMMARY OF SIGNIFICANT DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) IN THE UNITED STATES AND CANADA (cont'd)

        RECONCILIATION TO CANADIAN GAAP

        CONSOLIDATED STATEMENTS OF OPERATIONS

        The following is a reconciliation of net earnings (loss) reflecting the differences between U.S. and Canadian GAAP:

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                            ----------------------------
                                                                                2005           2004
                                                                            ------------    ------------
Net earnings (loss) in accordance with U.S. GAAP                            $      1,196    $       (896)
Depreciation of Fixed Assets(a)                                                       --             (41)
Stock-based compensation(b)                                                         (529)           (137)
                                                                            ------------    ------------
Net earnings (loss) in accordance with Canadian GAAP                        $        667    $     (1,074)
                                                                            ============    ============

Earnings (loss) per share (note 13):
Earnings (loss) per share - basic and diluted:
  Net earnings (loss) from continuing operations                            $       0.02    $      (0.03)
  Net earnings from discontinued operations                                 $         --    $         --
                                                                            ------------    ------------
  Net earnings (loss)                                                       $       0.02    $      (0.03)
                                                                            ============    ============

        CONSOLIDATED SHAREHOLDERS' EQUITY (DEFICIT)

        The following is a reconciliation of shareholders' equity (deficit) reflecting the difference between Canadian and U.S. GAAP:

                                                                              MARCH 31,     DECEMBER 31,
                                                                                2005           2004
                                                                            ------------    ------------
Shareholders' equity (deficit) in accordance with U.S. GAAP                 $    (39,835)   $    (42,376)
Unrecognized actuarial loss(c)                                                    (1,584)         (1,584)
                                                                            ------------    ------------
Shareholders' equity (deficit) in accordance with Canadian GAAP             $    (38,251)   $    (40,792)
                                                                            ============    ============

20.     FINANCIAL STATEMENT PRESENTATION

        Certain comparative figures have been reclassified to conform with the presentation adopted in the current year.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's principal business is the design, manufacture, sale and lease of projector systems for giant screen theaters for customers including commercial theaters, museums and science centers, and destination entertainment sites. In addition, the Company designs and manufactures high-end sound systems and produces and distributes large format films. There are 250 IMAX theaters operating in 36 countries worldwide as of March 31, 2005. IMAX Corporation is a publicly traded company listed on both the TSX and NASDAQ.

ACCOUNTING POLICIES AND ESTIMATES

The Company reports its results under United States Generally Accepted Accounting Principles ("U.S. GAAP"). Significant differences between United States and Canadian Generally Accepted Accounting Principles are described in note 19 of the Consolidated financial statements.

The preparation of these financial statements requires management to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates its estimates, including those related to accounts receivable, net investment in leases, inventories, fixed and film assets, investments, intangible assets, income taxes, contingencies and litigation. Management bases its estimates on historical experience, future expectations and other assumptions that are believed to be reasonable at the date of the financial statements. Actual results may differ from these estimates due to uncertainty involved in measuring, at a specific point in time, events which are continuous in nature. The Company's significant accounting policies are discussed in note 2 of the Consolidated Financial Statements in the Company's most recent annual report on Form 10-K for the year ended December 31, 2004 and are summarized below.

SIGNIFICANT ACCOUNTING POLICIES

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

The Company generally enters into multi-year system lease agreements with customers that typically contain customer payment obligations prior to the scheduled installation of the system. During the period of time between lease signing and system installation, certain customers each year generally are unable, or elect not, to proceed with system installation for a number of reasons including business considerations, or the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the customer and the Company may enter into a consensual lease buyout, whereby the parties are released from all their future obligations under the lease, the initial lease payments that the customer previously made to the Company are recognized as revenue and the geographic territory granted to the customer reverts to the Company. In addition, since the introduction of its new IMAX MPX theater system in 2003, the Company has agreed with several customers to terminate their existing lease agreements which were in the Company's backlog and sign new MPX system agreements.

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

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

SIGNIFICANT ACCOUNTING POLICIES (cont'd)

REVENUE RECOGNITION (cont'd)

MULTIPLE ELEMENT ARRANGEMENTS (cont'd)

In the normal course of its business, the Company will have customers who, for a number of reasons are unable to proceed with theater construction or wish to modify the terms of an existing arrangement. There is typically deferred revenue involved with these arrangements representing initial cash payments in advance of the default, settlement or modification of the arrangement. Where there are multiple elements involved in these arrangements, pursuant to the policies discussed above, the total consideration to be received in these situations is allocated to each individual element of the settlement or modification arrangement based on the relative fair values of each element. Upon allocation of value to each element, each element is accounted for based on applicable revenue recognition criteria.

SHORT-TERM INVESTMENTS

The Company has short-term investments, which generally have maturities of more than three months and less than one year from the date of purchase. The short-term investments are classified as held to maturity based on the Company's positive intent and ability to hold the securities to maturity. The Company invests primarily in Canadian and U.S. government securities and commercial paper rated "A1+" by Standard & Poor's and these investments are stated at amortized cost, which approximates fair market value. Income related to these securities is reported as a component of interest income. At March 31, 2005, the Company had $11.0 million in U.S. government securities and $4.0 million invested in commercial paper.

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

TAX ASSET VALUATION

As at March 31, 2005, the Company had net deferred income tax assets of $6.3 million, comprised of tax credit carryforwards, net operating loss and capital loss carryforwards and other deductible temporary differences, which can be utilized to reduce either taxable income or taxes otherwise payable in future years. The Company's management assesses realization of these net deferred income tax assets based on all available evidence and has concluded that it is more likely than not that these net deferred income tax assets will be realized. Positive evidence includes, but is not limited to, the Company's historical earnings, projected future earnings, contracted sales backlog at December 31, 2004, and the ability to realize certain deferred income tax assets through loss and tax credit carryback strategies. If and when the Company's operations in some jurisdictions were to reach a requisite level of profitability or where the Company's future profitability estimates increase due to changes in positive evidence, the Company would reduce all or a portion of the applicable valuation allowance in the period when such determination is made. This would result in an increase to reported earnings and a decrease to the Company's effective tax rate in such period. However, if the Company's projected future earnings do not materialize, or if the Company operates at a loss in certain jurisdictions, or if there is a material change in actual effective tax rates or time period within which the Company's underlying temporary differences become taxable or deductible, the Company could be required to increase the valuation allowance against all or a significant portion of the Company's deferred tax assets resulting in a substantial increase to the Company's effective tax rate for the period of the change and a material adverse impact on its operating results for the period.

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

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, FASB issued a revision to Financial Accounting Standards No. 123 ("FAS 123R"). FAS 123R is focused primarily on the accounting for transactions in which a company obtains employee services in exchange for stock options or share-based payments. Currently, the Company grants stock options to their employees and discloses the pro forma effect of compensation expense for these stock options. Under FAS 123R, the Company will be required to record this compensation expense in the Company's results of operations. FAS 123R is effective for the beginning of the first annual reporting period that begins after June 15, 2005. The Company has evaluated the effect the adoption of FAS 123R and expects to adopt the pronouncement beginning on January 1, 2006. The Company estimates that based on the currently issued options, and not including any further grants which may occur in 2005, the compensation expense for the year ended December 31, 2006 will approximate $0.6 million before taxes.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 VERSUS THREE MONTHS ENDED MARCH 31, 2004

The Company reported net earnings from continuing operations of $0.9 million or $0.02 per share on a diluted basis for the first quarter of 2005, compared to net loss from continuing operations of $1.1 million or $0.03 per share on a diluted basis for the first quarter of 2004.

REVENUE

The Company's revenues for the first quarter of 2005 increased 26.2% to $31.4 million from $24.9 million in the same period last year.

Systems revenue increased to $22.1 million in the first quarter of 2005 from $16.0 million in the first quarter of 2004, an increase of 38.0%. Revenue from sales and leases increased to $16.5 million in the first quarter of 2005 from $10.4 million in 2003, an increase of 58.9%. This increase was due to a greater number of system recognitions, and higher revenue from consensual lease buyouts in the period, partially offset by lower average revenue per system. The Company recognized revenue on six theater systems in the first quarter of 2005, one of which was an operating lease, versus two theater systems in the first quarter of 2004. Average sales and sales-type lease revenue per-system decreased in the first quarter of 2005 versus the first quarter of 2004 by 33.0% primarily due to the introduction of the Company's IMAX MPX projection system, and a difference in the mix of projector systems recognized in each period as outlined in the table below:

                                           THREE MONTHS ENDED
                                                 MARCH 31,
                                           -------------------
                                            2005         2004
                                           ------       ------
IMAX 3D.............................         1             1
IMAX 3D SR..........................         3             1
IMAX MPX............................         2             -
                                            --            --
                                             6             2
                                            ==            ==

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

THREE MONTHS ENDED MARCH 31, 2005 VERSUS THREE MONTHS ENDED MARCH 31, 2004 (cont'd)

REVENUE (cont'd)

The Company generally enters into multi-year system lease agreements with customers that typically contain customer payment obligations prior to the scheduled installation of the system. During the period of time between lease signing and system installation, certain customers each year generally are unable, or elect not, to proceed with system installation for a number of reasons, including business considerations, or the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the customer and the Company may enter into a consensual lease buyout, whereby the parties are released from their future obligations under the lease, the initial lease payments that the customer previously made to the Company are recognized as revenue and the geographic territory granted to the customer reverts to the Company. In addition, since the introduction of its new IMAX MPX theater system in 2003, the Company has agreed with several customers to terminate their existing lease agreements which were in the Company's backlog and sign new MPX system agreements. Amounts relating to settlement revenue for the first quarter in 2005 total $7.1 million compared to $4.5 million for the same period in 2004. The settlement amounts are detailed as follows: $0.2 million in the first quarter of 2005 related to MPX conversion agreements compared to $1.6 million for the same period in 2004 and $6.9 million in the first quarter of 2005 related to consensual lease buyouts compared to $2.9 million for the same period in 2004. No revenue was recognized in respect of terminations of agreements after customer default in either the first quarter of 2005 or 2004. The Company anticipates that while MPX backlog upgrades may continue as MPX systems continue to prove popular with commercial customers, overall revenue from consensual lease buyouts and terminations of agreements by customer default will likely decrease throughout 2005 in comparison to 2004.

Ongoing rental revenue in the first quarter of 2005 increased 1.5% from the same period in 2004 and maintenance revenue was the same in the both the first quarters of 2005 and 2004. The Company expects to see an increase compared to 2004 in both ongoing rent and maintenance revenue as the Company's theater network continues to grow in 2005.

Film revenues increased to $4.9 million in the first quarter of 2005 from $4.5 million in the first quarter of 2004. IMAX DMR revenues, which are revenues to the Company generated from the gross box office performance of IMAX DMR films, increased to $1.5 million in 2005 from less than $0.1 million in 2004. The increase in DMR revenue was due to the continued successful performance of The Polar Express: The IMAX 3D Experience and due to the March 2005 release of
Robots: The IMAX Experience. The increase in DMR revenues was partially offset by a decrease in film distribution revenues, which are revenues related to the release of films in the IMAX 15/70 library or new 15/70 productions to which the Company has distribution rights. Film distribution revenues decreased to $2.1 million in the first quarter 2005 from $3.2 million in the first quarter 2004, a decrease of 35.1%, primarily due to stronger performances in 2004 of NASCAR 3D:
The IMAX Experience and SANTA VS. THE SNOWMAN 3D. Film production and post-production revenues increased to $1.4 million in the first quarter 2005 from $1.3 million in the first quarter 2004, an increase of 8.6% mainly due to an increase third party business at the Company's post-production unit.

The Company intends to release, in conjunction with studios, five films in 2005, including the already released Robots (March 2005), Batman Begins: The IMAX Experience (June 2005), Charlie and The Chocolate Factory: The IMAX Experience (July 2005), Magnificent Desolation 3D (September 2005) and Harry Potter and the Goblet of Fire: The IMAX Experience (November 2005); the Company additionally plans to re-release the hit film The Polar Express: The IMAX 3D Experience in December.

Theater operations revenue increased to $3.8 million in the first quarter of 2005 from $3.7 million in the first quarter of 2004, primarily due to an increase in the average ticket prices of 13.3% which were partially offset by an overall decrease in attendance of 3.6%.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

THREE MONTHS ENDED MARCH 31, 2005 VERSUS THREE MONTHS ENDED MARCH 31, 2004 (cont'd)

REVENUE (cont'd)

Other revenue decreased to $0.5 million in the first quarter of 2005 from $0.6 million in the first quarter of 2004, a decrease of 21.8%. Other revenue primarily includes revenue generated from the Company's camera and rental business and after market sales of projection system parts.

Based on the Company's expectation of 2005 system installations and its estimate of films to be released throughout 2005, the Company believes it will continue to see higher revenues in 2005 in comparison to 2004.

GROSS MARGIN

Gross margin in the first quarter of 2005 was $16.1 million, or 51.5% of total revenue, compared to $12.4 million, or 49.7% of total revenue in the first quarter of 2004. The increase in gross margins for 2005 is primarily due to a combination of the recognition of six systems during the period, one of which was an operating lease, and the margin impact of higher consensual lease buyouts during the period. Average gross margin on sales and sales-type lease of projection systems decreased in the first quarter of 2005 versus the same period in 2004 by 42.3% primarily due to the difference in the mix of projector systems recognized. Included in gross margin are amounts for the first quarter of 2005 related to consensual lease buyouts ($6.9 million and, MPX backlog upgrades ($0.2 million) (an aggregate $7.1 million, compared to $4.5 million in 2004).

The Company's film gross margin increased in the first quarter of 2005 by 54.3%. During the first quarter of 2005, the Company and one of its studio partners released Robots: The IMAX Experience. The Company's DMR gross margin and its gross margin from the distribution of 15/70 library films and films to which the Company has distribution rights were consistent with the same period in 2004. The Company's film post-production unit gross margin increased mainly due to an increase in third party business.

The Company's owned and operated theater gross margin decreased in the first quarter of 2005 in comparison to the same period in 2004 as a result of higher rental fees paid to third parties and lower sponsorship revenues.

The Company anticipates higher gross margins throughout 2005 in comparison to 2004 due to a combination of higher system installations and its DMR film releases as commercial exhibitors continue to install new projection systems in their multiplexes.

OTHER

Selling, general and administrative expenses were $10.2 million in the first quarter of 2005 versus $8.3 million in the same period of 2004. Legal fees for the first quarter of 2005 increased by $0.4 million as the Company settled or pursued certain litigation matters. Compensation expense increased by $1.5 million in the first quarter of 2005 in comparison to the same period in 2004 due largely to a higher stock-based compensation charge in the current quarter along with a higher Canadian dollar denominated salary expense due to the strength of the Canadian dollar. In addition, the Company has slightly higher staffing levels in the current year quarter due to a higher level of theatre system signings and installations in the upcoming year. The Company recorded a foreign exchange loss of $0.3 million in each of the first quarters of 2005 and 2004. The Company records foreign exchange translation gains and losses primarily on a portion of its financing receivable balances which are denominated in Canadian dollars, Euros and Japanese Yen.

Amortization of intangibles remained consistent at $0.2 million in each of the first quarters of 2005 and 2004.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

THREE MONTHS ENDED MARCH 31, 2005 VERSUS THREE MONTHS ENDED MARCH 31, 2004 (cont'd)

OTHER (cont'd)

Receivable provisions net of recoveries amounted to a net provision of $0.2 million in the first quarter of 2005 compared to a net recovery of $0.9 million in the first quarter of 2004. The Company recorded an accounts receivable provision of $0.3 million as compared to a recovery of $0.2 million in the first quarter of 2004. There was a net recovery of $0.1 million in the first quarter of 2005 on financing receivables as compared to a net recovery of $0.7 million in the first quarter of 2004 due to favorable outcomes on lease amendments.

Interest income increased to $0.2 million in the first quarter of 2005 from $0.1 million in the first quarter of 2004 primarily due to higher average cash balances and short-term investments, and overall higher yields.

Interest expense increased to $4.2 million in the first quarter of 2005 from $4.1 million in the first quarter of 2004. Included in interest expense is the amortization of deferred finance costs in the amount $0.3 million in the first quarter of 2005 and $0.2 million for the first quarter of 2004. The Company's policy is to defer and amortize all the costs relating to a debt financing over the life of the debt instrument.

INCOME TAXES

The Company's effective tax rate differs from the statutory tax rate and will vary from year to year primarily as a result of numerous permanent differences, the Canadian manufacturing and processing profits deduction, investments and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or reductions in the year, changes in the Company's valuation allowance based on the Company's recoverability assessments of deferred tax assets, and favorable or unfavorable resolution of various tax examinations. The income tax expense (recovery) for the quarter is calculated by applying the estimated average annual effective tax rate of 10% for the 2005 year to quarterly pre-tax income. The first quarter of 2005 income tax recovery included a net $0.2 million refund related to the favorable resolution of a tax audit in the period which was not previously recorded. As of March 31, 2005, the Company had a gross deferred income tax asset of $51.4 million, against which the Company is carrying a $45.1 million valuation allowance.

RESEARCH AND DEVELOPMENT

Research and development expenses were $0.7 million in the first quarter of 2005 versus $1.1 million in the first quarter of 2004. The lower level of expenses in 2005 primarily reflects research and development activities pertaining to the Company's new IMAX MPX theater projection system which is now substantially completed. Through research and development, the Company continues to design and develop cinema-based equipment, software and other technologies to enhance its product offering, including the continued enhancement of a method of generating stereoscopic (3D) imaging data from a monoscopic (2D) source. The Company believes that the motion picture industry will be affected by the development of digital technologies, particularly in the areas of content creation (image capture), post-production (editing and special effects), digital re-mastering distribution and display. Consequently, the Company has made significant investments in digital technologies, including the development of a proprietary, patent-pending technology to digitally enhance image resolution and quality of 35mm motion picture films, and the conversion of monoscopic (2D) to stereoscopic
(3D) images and holds a number of patents, patents pending and intellectual property rights in these areas. In addition, the Company holds numerous digital patents in the large-format field of use. However, there can be no assurance that the Company will be awarded patents covering its technology or that competitors will not develop similar technologies.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

THREE MONTHS ENDED MARCH 31, 2005 VERSUS THREE MONTHS ENDED MARCH 31, 2004 (cont'd)

GAIN (LOSS) ON RETIREMENT OF NOTES

During the first quarter of 2004, the Company recorded a loss of $0.8 million related to costs associated with the redemption of $29.2 million of the Company's Old Senior Notes. This transaction had the effect of fully extinguishing the Old Senior Notes.

DISCONTINUED OPERATIONS

On December 23, 2003, the Company closed its owned and operated Miami IMAX theater. The Company abandoned or removed all of its assets from the theater in the first quarter of 2004. The Company is involved in a legal proceeding with the landlord of the theater with respect to the amount owing to the landlord by the Company for lease and guarantee obligations. The amount of loss to the Company has been estimated as between $0.8 million and $2.3 million. The Company paid out $0.8 million with respect to amounts owing to the landlord during 2003 and 2004. As the Company is uncertain as to the outcome of the proceeding, no additional amount has been recorded. The Company recorded $nil in net earnings from discontinued operations related to Miami IMAX theater in the first quarters of 2005 and 2004.

Effective December 11, 2001, the Company completed the sale of its wholly-owned subsidiary, Digital Projection International, including its subsidiaries (collectively "DPI"), to a company owned by members of DPI management. As part of the transaction, the Company restructured its advances to DPI, releasing DPI from obligations to repay any amounts in excess of $12.7 million previously advanced by the Company, and reorganized the remaining $12.7 million of debt owing to the Company into two separate loan agreements. The loans receivable are collateralized by fixed and floating charges over all DPI assets including intellectual properties. One of the loans is convertible, upon the occurrence of certain events, into shares representing 49% of the total share capital of DPI. During the first quarter of 2005, the Company recognized $0.2 million (2004 - $0.2 million) in income from discontinued operations for cash received. As of March 31,2005 the remaining balance of the loans and interest receivable is $13.6 million, which has been fully allowed for.

LIQUIDITY AND CAPITAL RESOURCES

CREDIT FACILITY

On February 6, 2004, the Company entered into a loan agreement for a secured revolving credit facility (the "Credit Facility") The Credit Facility is a three-year revolving credit facility with yearly renewal options thereafter, permitting maximum aggregate borrowings of $20.0 million, subject to a borrowing base calculation which includes the Company's financing receivables, and certain reserve requirements and further reduced by outstanding letters of credit. The Credit Facility bears interest at Prime + 0.25% per annum or Libor + 2.0% per annum and is collateralized by a first priority security interest in all of the current and future assets of the Company. The Credit Facility contains typical affirmative and negative covenants, including covenants that restrict the Company's ability to: incur certain additional indebtedness; make certain loans, investments or guarantees; pay dividends; make certain asset sales; incur certain liens or other encumbrances; conduct certain transactions with affiliates and enter into certain corporate transactions or dissolve. In addition, the Credit Facility contains customary events of default, including upon an acquisition or a change of control that has a material adverse effect on the Company's financial condition. The Credit Facility also requires the Company to maintain a minimum level of earnings before interest, taxes, depreciation and amortization, and cash collections. As at March 31, 2005, the Company has not drawn down on the Credit Facility, however, it has issued letters of credit for $6.2 million under the Credit Facility arrangement.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

LIQUIDITY AND CAPITAL RESOURCES (cont'd)

CASH AND CASH EQUIVALENTS

As at March 31, 2005, the Company's principal sources of liquidity included cash and cash equivalents of $14.8 million, short-term investments of $15.0 million, the Credit Facility, trade accounts receivable of $22.5 million and anticipated collection from net investment in leases due in the next 12 months of $8.5 million. As at March 31, 2005, the Company had not drawn down any amounts under the Credit Facility.

The Company believes that cashflow from operations together with existing cash and borrowing available under the Credit Facility will be sufficient to meet operating needs for the foreseeable future. However, the Company's operating cashflow can be impacted if management's projections of future signings and installations are not realized. The Company forecasts its short-term liquidity requirements on a quarterly and annual basis. Since the Company's future cashflows are based on estimates and there may be factors that are outside of the Company's control, there is no guarantee the Company will continue to be able to fund its operations through cash flows from operations. Under the terms of the Company's typical theater system lease agreement, the Company receives substantial cash payments before the Company completes the performance of its obligations. Similarly, the Company receives cash payments for some of its film productions in advance of related cash expenditures.

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

Cash provided by operating activities amounted to $0.1 million for the first quarter of 2005. Changes in other non-cash operating assets as compared to December 31, 2004 include an increase of $1.0 million in inventories, an increase of $0.2 million in financing receivables, a $2.6 million increase in accounts receivable and a $0.7 million increase in prepaid expenses which relates to prepaid film print costs which will be expensed over the period to be benefited. Changes in other non-cash operating liabilities as compared to December 31, 2004 include an increase in deferred revenue of $3.7 million, an increase in accounts payable of $1.2 million and a decrease of $4.1 million in accrued liabilities. Included in accrued liabilities for the first quarter of 2005 were $0.2 million in film finance proceeds which are required to be spent on a specific film project and an amount of $26.9 million in respect of accrued pension obligations which are long-term in nature.

Cash used in investing activities amounted to $15.6 million in the first quarter of 2005, which includes an increase in short-term investments of $15.0 million, purchases of $0.3 million in fixed assets, an increase in other assets of $0.2 million and an increase in other intangible assets of $0.2 million.

Cash provided by financing activities in the first quarter of 2005 amounted to $1.3 million due to the issuance of common shares through the exercise of stock options.

Capital expenditures including the purchase of fixed assets and investments in film assets were $2.4 million for the first quarter of 2005.

Cash provided by operating activities amounted to $5.7 million for the first quarter 2004 and included a decrease in restricted cash balances of $3.7 million. Also, changes in other non-cash operating assets and liabilities included an increase in deferred revenue of $1.8 million, and a decrease of $0.6 million in inventories. Cash used by investing activities for the first quarter of 2004 amounted to $0.5 million, primarily consisting of $0.2 million invested in fixed assets and $0.3 million invested in other assets. Cash used in financing activities included a $29.2 million retirement of its Old Senior Notes. The Company also received $0.2 million in cash on a note receivable from a discontinued operation. Capital expenditures including the purchase of fixed assets net of sales proceeds and investments in film assets were $0.2 million for the first quarter of 2004.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

LIQUIDITY AND CAPITAL RESOURCES (cont'd)

LETTERS OF CREDIT AND OTHER COMMITMENTS

As at March 31, 2005, the Company has letters of credit of $6.2 million outstanding of which the entire balance has been secured by the Credit Facility. In addition, the Company is required to expend $5.0 million towards the production of a future motion picture title. The Company has expended $4.8 million of these funds as at March 31, 2005.

SENIOR NOTES DUE 2010

In November 2004, the Company completed an exchange offer wherein $159.0 million of the Company's 9.625% senior notes due December 1, 2010 (the "Unregistered Senior Notes") were exchanged for 9.625% senior notes registered under the Securities Act of 1933, as amended (the "Registered Senior Notes"), pursuant to a registration statement on Form S-4 that had been declared effective by the Securities and Exchange Commission on September 30, 2004. Apart from the fact that the Registered Senior Notes have been registered under the Securities Act, the Unregistered Senior Notes and the Registered Senior Notes are substantially identical and are referred to herein as the "Senior Notes". The Senior Notes are unconditionally guaranteed, jointly and severally, by certain of the Company's wholly-owned subsidiaries.

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

As at March 31, 2005, the Company had outstanding $159.0 million aggregate principal of Registered Senior Notes and $1.0 million aggregate principal of Unregistered Senior Notes.

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

PENSION OBLIGATIONS

The Company has a defined benefit pension plan covering its two Co-Chief Executive Officers. As at March 31, 2005, the Company had an unfunded and accrued projected benefit obligation of approximately $26.9 million (December 31, 2004 - $25.9 million) in respect of this defined benefit pension plan. The Company intends to use the proceeds of life insurance policies taken on its Co-Chief Executive Officers to satisfy, in whole or in part, benefits due and payable under the plan, although there can be no assurance that the Company will ultimately do so.

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

                                IMAX CORPORATION

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

(a) In March 2001, a complaint was filed against the Company by Muvico Entertainment, L.L.C. ("Muvico"), alleging misrepresentation and seeking rescission in respect of the system lease agreements between the Company and Muvico. The complaint was subsequently amended to add claims for fraud based upon the same factual allegations underlying its prior claims. The Company filed counterclaims against Muvico for breach of contract, unjust enrichment, unfair competition and/or deceptive trade practices and theft of trade secrets, and brought claims against MegaSystems, Inc. ("MegaSystems"), a large-format theater system manufacturer, for tortious interference and unfair competition and/or deceptive trade practices and to enjoin Muvico and MegaSystems from using the Company's confidential and proprietary information. In May 2005, the parties reached agreement on the settlement of all claims.

(b) In March 2005, the Company, together with Three-Dimensional Media Group, Ltd. ("3DMG"), filed a complaint in the U.S. District Court for the Central District of California, Western Division, against In-Three, Inc. ("In-Three") alleging patent infringement. The Company and 3DMG allege that In-Three has deliberately infringed a patent which covers a proprietary 2D-to-3D film conversion process. 3DMG owns the patent in suit, under which the Company has an exclusive license in the theatrical motion picture field. The Company and 3DMG are seeking a preliminary and permanent injunction and damages. In April 2005, In-Three filed an Answer denying infringement and asserting that the patent in suit is invalid. In-Three also asserted counterclaims that seek declaratory relief, unspecified damages or both for non-infringement, invalidity, false advertising, false designation of origin, breach of contract, interference with prospective economic advantage and/or unfair competition. The Company will continue to vigorously pursue its claims and believes that the allegations made by In-Three are without merit. The Company further believes the amount of the loss, if any, suffered in connection with the counterclaims would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

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

(e) In January 2004, the Company and IMAX Theatre Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages of approximately $3.7 million before the International Court of Arbitration of the International Chambers of Commerce (the "ICC") with respect to the breach by Electronic Media Limited ("EML") of its December 2000 agreement with the Company. In April 2004, EML filed an answer and counterclaim seeking the return of funds EML has paid to the Company, incidental expenses and punitive damages. In June 2004, the Company commenced a related arbitration before the ICC against EML's affiliate, E-CITI Entertainment
      (I) PVT Limited ("E-Citi"), seeking $17.8 million as a result of E-Citi's breach of a September 2000 lease agreement. E-Citi has responded to the arbitration demand and has asserted several defenses, including that the ICC does not have jurisdiction for the arbitration. The Company believes that the allegations made by EML in its counterclaim are entirely without merit and has requested that the counterclaim be dismissed on the basis that EML has advised the ICC that it has insufficient funds to pay its share of the arbitration costs. The Company believes that the amount of loss, if any, suffered in connection with the arbitration would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

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

                                IMAX CORPORATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of the Company's shareholders held on April 13, 2005, shareholders represented at the meeting voted on the following matters:

ELECTION OF DIRECTORS

By a vote by way of show of hands, Garth M. Girvan, David W. Leebron and Marc A. Utay were elected as Class II directors of the Company for a term expiring in 2008. Management received proxies from the shareholders to vote for the three directors nominated for election as follows:

Director                     Votes For             Votes Withheld
--------                    ----------             --------------
Garth M. Girvan             31,280,107                765,052
David W. Leebron            31,942,039                103,120
Marc A. Utay                31,447,110                598,049

In addition to the foregoing directors, the following directors continued in office: Neil S. Braun, Kenneth Copland, Michael Fuchs, Richard L. Gelfond, and Bradley J. Wechsler.

APPOINTMENT OF AUDITOR

By a vote by way of show of hands, PricewaterhouseCoopers, LLP ("PwC") were appointed auditors of the Company to hold office until the next annual meeting of shareholders and authorizing the directors to fix their remuneration. Management received proxies from the shareholders to vote for the re-appointment of PwC as follows:

                             Votes For              Votes Withheld
                             ----------             --------------
Appointment of Auditor       31,899,200                 74,507

ITEM 6.  EXHIBITS

(a)   EXHIBITS

31.1 Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002, dated May 5, 2005, by Bradley J. Wechsler.

31.2 Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002, dated May 5, 2005, by Richard L. Gelfond.

31.3 Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002, dated May 5, 2005, by Francis T. Joyce.

32.1 Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, dated May 5, 2005, by Bradley J. Wechsler.

32.2 Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, dated May 5, 2005, by Richard L. Gelfond.

32.3 Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, dated May 5, 2005, by Francis T. Joyce

                                IMAX CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  IMAX CORPORATION

Date: May 5, 2005                 By: /s/ Francis T. Joyce
                                      --------------------
                                      Francis T. Joyce
                                      Chief Financial Officer
                                      (Principal Financial Officer)

Date: May 5, 2005                 By: /s/  Kathryn A. Gamble
                                      ----------------------
                                      Kathryn A. Gamble
                                      Vice President, Finance, Controller
                                      (Principal Accounting Officer)