Form 10-Q
period 2005-06-03
IMAX CORP
filed 2005-08-04
CIK 921582

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

                                       N/A
          (Former name or former address, if changed since last report)

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

                                 Yes [X] No [ ]

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class                        Outstanding as of July 15, 2005
-----                        -------------------------------
Common stock, no par value              39,953,499

================================================================================

                                IMAX CORPORATION

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements..........................................     3

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.................    28

Item 3.    Quantitative and Qualitative Factors about Market Risk........    45

Item 4.    Controls and Procedures.......................................    45

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings.............................................    46

Item 6.    Exhibits......................................................    48

Signatures...............................................................    49

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

   IMAX(R), IMAX(R) Dome, IMAX(R) 3D, IMAX(R) 3D Dome, The IMAX Experience(R), An IMAX Experience(R), IMAX DMR(R), IMAX MPX(R), IMAX think big(R) and think big(R) are trademarks and trade names of the Company or its subsidiaries that are registered or otherwise protected under laws of various jurisdictions.

                                IMAX CORPORATION

                                                                            PAGE
                                                                            ----
PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          The following Condensed Consolidated Financial Statements are filed as part of this Report:

          Condensed Consolidated Balance Sheets as at June 30, 2005
          and December 31, 2004..........................................     4

          Condensed Consolidated Statements of Operations for the three
          and six month periods ended June 30, 2005 and 2004.............     5

          Condensed Consolidated Statements of Cash Flows
          for the six month periods ended June 30, 2005 and 2004.........     6

          Notes to Condensed Consolidated Financial Statements...........     7

                                IMAX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
                         (in thousands of U.S. dollars)

                                                                                 JUNE 30,
                                                                                   2005      DECEMBER 31,
                                                                               (UNAUDITED)       2004
                                                                               -----------   ------------
ASSETS
Cash and cash equivalents                                                       $  18,825     $  28,964
Short-term investments                                                             15,143            --
Accounts receivable, net of allowance for doubtful accounts of $8,498
   (2004 - $8,390)                                                                 21,790        19,899
Financing receivables (note 3)                                                     60,060        59,492
Inventories (note 4)                                                               30,655        29,001
Prepaid expenses                                                                    2,934         2,279
Film assets                                                                         2,644           871
Fixed assets                                                                       27,843        28,712
Other assets                                                                       12,441        13,377
Deferred income taxes (note 12)                                                     6,454         6,171
Goodwill                                                                           39,027        39,027
Other intangible assets                                                             3,033         3,060
                                                                                ---------     ---------
   Total assets                                                                 $ 240,849     $ 230,853
                                                                                =========     =========
LIABILITIES
Accounts payable                                                                $   6,491     $   5,827
Accrued liabilities (note 8(c))                                                    55,725        56,897
Deferred revenue                                                                   56,501        50,505
Senior Notes due 2010 (note 5)                                                    160,000       160,000
                                                                                ---------     ---------
   Total liabilities                                                              278,717       273,229
                                                                                ---------     ---------
COMMITMENTS AND CONTINGENCIES (notes 8 and 9)

SHAREHOLDERS' EQUITY (DEFICIT)
Capital stock - Common shares - no par value. Authorized -
   unlimited number. Issued and outstanding - 39,915,985 (2004 - 39,446,964)      119,846       116,281
Other equity                                                                        1,863         3,227
Deficit                                                                          (158,638)     (160,945)
Accumulated other comprehensive income (loss)                                        (939)         (939)
                                                                                ---------     ---------
   Total shareholders' deficit                                                    (37,868)      (42,376)
                                                                                ---------     ---------
   Total liabilities and shareholders' equity (deficit)                         $ 240,849     $ 230,853
                                                                                =========     =========

         (the accompanying notes are an integral part of these condensed consolidated financial statements)

                                IMAX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
            (in thousands of U.S. dollars, except per share amounts)
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                        ---------------------------   -------------------------
                                                               2005      2004               2005      2004
                                                             -------   -------            -------   -------
REVENUE
IMAX systems (note 10(a))                                    $20,308   $20,482            $42,421   $36,502
Films                                                          5,301     6,600             10,248    11,089
Theater operations                                             4,198     3,771              8,014     7,513
Other                                                          1,071       895              1,563     1,524
                                                             -------   -------            -------   -------
                                                              30,878    31,748             62,246    56,628
COSTS OF GOODS AND SERVICES                                   15,009    17,139             30,232    29,657
                                                             -------   -------            -------   -------
GROSS MARGIN                                                  15,869    14,609             32,014    26,971

Selling, general and administrative expenses
   (note 10(b))                                                9,812     8,620             20,055    16,954
Research and development                                         886       870              1,539     2,015
Amortization of intangibles                                      160       154                317       305
Receivable provisions, net of (recoveries) (note 11)            (370)      (69)              (158)     (967)
                                                             -------   -------            -------   -------
EARNINGS FROM OPERATIONS                                       5,381     5,034             10,261     8,664

Interest income                                                  284        98                498       225
Interest expense                                              (4,202)   (4,120)            (8,399)   (8,189)
Loss on retirement of notes (note 6)                              --        --                 --      (784)
                                                             -------   -------            -------   -------
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES                                                1,463     1,012              2,360       (84)
Recovery of (provision for) income taxes (note 12)              (538)      340               (479)      340
                                                             -------   -------            -------   -------
NET EARNINGS FROM CONTINUING OPERATIONS                          925     1,352              1,881       256
Net earnings from discontinued operations (note 15)              186       200                426       400
                                                             -------   -------            -------   -------
NET EARNINGS                                                 $ 1,111   $ 1,552            $ 2,307   $   656
                                                             =======   =======            =======   =======
EARNINGS PER SHARE (note 13):
Earnings per share - basic and diluted:
   Net earnings from continuing operations                   $  0.02   $  0.03            $  0.05   $  0.01
   Net earnings from discontinued operations                 $  0.01   $  0.01            $  0.01   $  0.01
                                                             -------   -------            -------   -------
   Net earnings                                              $  0.03   $  0.04            $  0.06   $  0.02
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
                                   (UNAUDITED)

                                                                         SIX MONTHS ENDED JUNE 30,
                                                                         -------------------------
                                                                              2005       2004
                                                                            --------   --------
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net earnings                                                                $  2,307   $    656
   Net (earnings) from discontinued operations                                  (426)      (400)
Items not involving cash:
   Depreciation and amortization                                               7,249      6,556
   Write-downs (recoveries)                                                     (158)      (967)
   Change in deferred income taxes                                              (283)      (867)
   Loss on retirement of notes                                                    --        784
   Stock and other non-cash compensation                                       2,406      1,377
   Non-cash foreign exchange loss                                                515        324
Premium on repayment of notes                                                     --       (576)
Investment in film assets                                                     (4,795)    (1,416)
Changes in restricted cash                                                        --      4,961
Changes in other non-cash operating assets and liabilities                    (3,057)    (9,904)
                                                                            --------   --------
Net cash provided by operating activities                                      3,758        528
                                                                            --------   --------
INVESTING ACTIVITIES
Increase in short-term investments                                           (15,143)        --
Purchase of fixed assets                                                        (467)      (589)
Increase in other assets                                                        (375)      (684)
Increase in other intangible assets                                             (290)      (176)
                                                                            --------   --------
Net cash used in investing activities                                        (16,275)    (1,449)
                                                                            --------   --------
FINANCING ACTIVITIES
Repayment of Old Senior Notes due 2005                                            --    (29,234)
Financing costs related to Senior Notes due 2010                                  --       (564)
Common shares issued                                                           2,052         43
Net cash provided by financing activities from discontinued operations           236        400
                                                                            --------   --------
Net cash provided by (used in) financing activities                            2,288    (29,355)
                                                                            --------   --------
Effects of exchange rate changes on cash                                          90        (55)
                                                                            --------   --------
DECREASE IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS             (10,375)   (30,731)
Increase in cash and cash equivalents from discontinued operations               236        400
                                                                            --------   --------
DECREASE IN CASH AND CASH EQUIVALENTS, DURING THE PERIOD                     (10,139)   (30,331)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                28,964     47,282
                                                                            --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $ 18,825   $ 16,951
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

     These financial statements should be read in conjunction with the financial statements included in the Company's most recent annual report on Form 10-K for the year ended December 31, 2004 which should be consulted for a summary of the significant accounting policies utilized by the Company. These interim financial statements are prepared following accounting policies consistent with the Company's financial statements for the year ended December 31, 2004. During the first quarter of 2005, the Company purchased short-term investments. These investments are classified as held to maturity based on the Company's positive intent and ability to hold the securities to maturity, and are carried at amortized cost.

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

                                                   THREE MONTHS ENDED    SIX MONTHS ENDED
                                                        JUNE 30,             JUNE 30,
                                                   ------------------   -----------------
                                                     2005      2004       2005      2004
                                                    ------   -------    -------   -------
     Net earnings as reported                       $1,111   $ 1,552    $ 2,307   $   656
                                                    ======   =======    =======   =======
     Stock based compensation expense, if the
        methodology prescribed by FAS 123 had
        been adopted                                  (824)   (1,768)    (1,524)   (3,362)
                                                    ------   -------    -------   -------
     Adjusted net earnings (loss)                   $  287   $  (216)   $   783   $(2,706)
                                                    ======   =======    =======   =======
     Earnings per share - basic and diluted:
        Net earnings as reported                    $ 0.03   $  0.04    $  0.06   $  0.02
        FAS 123 stock based compensation expense     (0.02)    (0.05)     (0.04)    (0.09)
                                                    ------   -------    -------   -------
        Adjusted net earnings (loss)                $ 0.01   $ (0.01)   $  0.02   $ (0.07)
                                                    ======   =======    =======   =======

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

1.   BASIS OF PRESENTATION (cont'd)

     EMPLOYEE STOCK-BASED COMPENSATION (cont'd)

     The weighted average fair value of common share options granted to employees for the three and six months ended June 30, 2005 at the time of grant was $2.85 for both periods (2004 - $2.06 and $2.07 per share). The Company uses a Binomial option-pricing model to determine the fair value of common share options at the grant date. For the three and six months ended June 30, the following assumptions were used:

                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                 JUNE 30,                      JUNE 30,
                                       ---------------------------   ---------------------------
                                           2005           2004           2005           2004
                                       ------------   ------------   ------------   ------------
     Average risk-free interest rate           4.15%          4.87%          4.15%          4.86%
     Equity risk premium               5.57% - 7.38%  3.82% - 4.21%  5.57% - 7.38%  3.82% - 5.53%
     Beta                               1.06 - 1.31    0.96 - 1.03    1.06 - 1.31    0.95 - 1.03
     Expected option life (in years)    2.23 - 5.23    2.57 - 5.34    2.23 - 5.23    2.57 - 5.34
     Average expected volatility                 62%            62%            62%            62%
     Annual termination probability            8.06%  8.06% - 9.62%          8.06%  8.06% - 9.62%
     Dividend yield                               0%             0%             0%             0%

2.   VARIABLE INTEREST ENTITIES

     In January 2003, the FASB issued Financial Interpretation 46 ("FIN 46"), "Consolidation of Variable Interest Entities ("VIEs"), in an effort to expand and clarify existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. FIN 46 was effective immediately for all enterprises with variable interests in VIEs created after January 31, 2003 and on January 1, 2004 for all previously existing variable interest entities. Under FIN 46, if an entity is determined to be a variable interest entity, it must be consolidated by the enterprise that absorbs the majority of the entity's expected losses if they occur, receives a majority of the entity's expected residual returns if they occur, or both. On December 24, 2003, the FASB issued a revised FIN 46, defined as FIN 46R. Commencing January 1, 2004, the Company was required to consolidate the accounts of all VIEs for which it is the primary beneficiary ("PB"), as required by FIN 46R. The Company has evaluated its various variable interests to determine whether they are in VIE's. The Company reviewed its management agreements relating to theaters which the Company manages, and has no equity interest, and concluded that such arrangements were not variable interests since the Company's fees are commensurate with the level of service and the theater owner retains the right to terminate the service. The Company has also reviewed its financial arrangements with theaters where it shares in the profit or losses of the theater. The Company has not considered these arrangements under FIN 46R as the arrangements meet the scope exceptions defined in the pronouncement. The Company has determined that certain of its film production companies are VIEs. Since in one case the Company absorbs a majority of the VIE's losses, the Company has determined that it is the PB of the entity. The Company continues to consolidate this entity with no material impact on the operating results or financial condition of the Company as the production company has total assets of $nil and total liabilities of $nil as at June 30, 2005. The Company also has interests in three other film production companies which are VIEs, however the Company did not consolidate these film entities since it does not bear the majority of the expected losses or expected residual returns. As of June 30, 2005, these three VIEs have total assets of $0.3 million and total liabilities of $0.3 million.

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

3.   FINANCING RECEIVABLES

     The Company generally provides its theater systems to customers on a long-term lease basis, typically with initial lease terms of 10 to 20 years. Financing receivables consisting of net investment in leases and long term receivables are comprised of the following:

                                                         JUNE 30,   DECEMBER 31,
                                                           2005         2004
                                                         --------   ------------
     NET INVESTMENT IN LEASES
     Gross minimum lease amounts receivable              $ 95,529     $ 98,666
     Residual value of equipment                              645          637
     Unearned finance income                              (37,713)     (39,844)
                                                         --------     --------
     Present value of minimum lease amounts receivable     58,461       59,459
     Accumulated allowance for uncollectible amounts       (3,467)      (4,435)
                                                         --------     --------
     Net investment in leases                              54,994       55,024
                                                         --------     --------
     Long-term receivables                                  5,066        4,468
                                                         --------     --------
     Total financing receivables                         $ 60,060     $ 59,492
                                                         ========     ========

4.   INVENTORIES

                       JUNE 30,   DECEMBER 31,
                         2005         2004
                       --------   ------------
     Raw materials      $ 8,698      $ 7,375
     Work-in-process      8,355        6,512
     Finished goods      13,602       15,114
                        -------      -------
                        $30,655      $29,001
                        =======      =======

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

     As at June 30, 2005, the Company had outstanding $159.0 million aggregate principal of Registered Senior Notes and $1.0 million aggregate principal of Unregistered Senior Notes.

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

7.   CREDIT FACILITY

     On February 6, 2004, the Company entered into a loan agreement for a secured revolving credit facility (the "Credit Facility") The Credit Facility is a three-year revolving credit facility with yearly renewal options thereafter, permitting maximum aggregate borrowings of $20.0 million, subject to a borrowing base calculation which includes the Company's financing receivables, and certain reserve requirements and further reduced by outstanding letters of credit. The Credit Facility bears interest at Prime + 0.25% per annum or Libor + 2.0% per annum and is collateralized by a first priority security interest in all of the current and future assets of the Company. The Credit Facility contains typical affirmative and negative covenants, including covenants that restrict the Company's ability to: incur certain additional indebtedness; make certain loans, investments or guarantees; pay dividends; make certain asset sales; incur certain liens or other encumbrances; conduct certain transactions with affiliates and enter into certain corporate transactions or dissolve. In addition, the Credit Facility contains customary events of default, including upon an acquisition or a change of control that has a material adverse effect on the Company's financial condition. The Credit Facility also requires the Company to maintain a minimum level of earnings before interest, taxes, depreciation and amortization, and cash collections. As at June 30, 2005, the Company has not drawn down on the Credit Facility, however, it has issued letters of credit for $9.6 million under the Credit Facility arrangement.

8.   COMMITMENTS

(A) The Company's total minimum annual rental payments to be made under operating leases for premises as of June 30, 2005 for each of the years ended December 31, are as follows:

     2005 (six months remaining)   $ 2,547
     2006                            5,630
     2007                            5,335
     2008                            5,038
     2009                            5,033
     Thereafter                     24,207
                                   -------
                                   $47,790
                                   =======

(B) As at June 30, 2005, the Company has letters of credit of $9.6 million (December 31, 2004 - $5.5 million) outstanding under the Company's credit facility arrangement (see note 7).

(C) In March 2004, the Company received $5.0 million in cash under a film financing arrangement which was included in accrued liabilities. In the second quarter of 2005, the Company received another $3.8 million under the same film financing arrangement. The Company is required to expend these funds towards the production and distribution of a motion picture title. The Company has expended $6.2 million of these funds as at June 30, 2005 and has recorded $2.6 million in accrued liabilities.

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

(A) In March 2005, the Company, together with Three-Dimensional Media Group, Ltd. ("3DMG"), filed a complaint in the U.S. District Court for the Central District of California, Western Division, against In-Three, Inc. ("In-Three") alleging patent infringement. The Company and 3DMG allege that In-Three has deliberately infringed a patent which covers a proprietary 2D-to-3D film conversion process, and seek injunctive relief and damages. In April 2005, In-Three filed an Answer denying infringement and asserting that the patent in suit is invalid and unenforceable. In-Three also asserted counterclaims that seek a declaratory judgment of non-infringement, invalidity, and unenforceability of the patent in suit, and damages for alleged false advertising, false designation of origin, breach of contract, interference with prospective economic advantage and/or unfair competition, and further sought a stay of the proceedings pending a review of the patent in suit by the U.S. Patent and Trademark Office ("PTO"). On June 7, 2005, In-Three moved to dismiss the Company's and 3DMG's claims against it for lack of jurisdiction. On July 21, 2005, In-Three's claims were amended to assert counterclaims against the Company for willful infringement of In-Three's patents, and seek an injunction against the Company to enjoin it from practicing its 2D-to-3D film conversion technology. On July 21 and July 29, 2005, the Court issued orders: (i) rejecting In-Three's motion to dismiss the proceedings, (ii) rejecting In-Three's motion for a preliminary injunction against the Company, (iii) rejecting In-Three's motion to stay the proceedings for an examination by the PTO and (iv) rejecting the Company's motion for a preliminary injunction against In-Three. Accordingly the Company believes the case will proceed to trial, and the Court informed the parties that it intends to oversee a swift resolution of the proceedings. The Company will continue to vigorously pursue its claims and believes that all of the allegations made by In-Three are without merit. The Company further believes the amount of the loss, if any, suffered in connection with the counterclaims would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

(B) In November 2001, the Company filed a complaint with the District Court of Munich against Big Screen, a German large-screen cinema owner in Berlin ("Big Screen"), demanding payment of rental payments and certain other amounts owed to the Company. Big Screen has raised a defense based on alleged infringement of German antitrust rules, relating mainly to an allegation of excessive pricing. Big Screen had brought a number of motions for restraining orders in this matter relating to the Company's provision of films and maintenance, all of which have been rejected by the courts, including the Berlin Court of Appeals, and for which all appeals have been exhausted. The Company believes that all of the allegations in Big Screen's individual defense are entirely without merit and will accordingly continue to prosecute this matter vigorously. The Company believes that the amount of the loss, if any, suffered in connection with this dispute would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)

9.   CONTINGENCIES (cont'd)

(C) In May, 2002, the Company filed a complaint with the District Court of Nuremberg-Furth, Germany against Siewert Holding in Wuerzburg ("Siewert"), demanding payment of rental obligations and other amounts owed to the Company. Siewert raised a defense based on alleged infringement of German antitrust rules. By judgement of December 20, 2002, the District Court rejected the defense and awarded judgement in documentary proceedings in favor of the Company and added further amounts that had fallen due. Siewert applied for leave to appeal to the German Supreme Court on matters of law, which was rejected by the German Supreme Court in March 2004. Siewert subsequently made a partial payment of amounts awarded to the Company. Siewert has filed follow up proceedings to the documentary proceedings in the District Court, in large part repeating the claims rejected in the documentary proceeding. On September 30, 2004, Siewert filed for insolvency with the Local Court in Wuerzburg. To the extent the lawsuit will be continued following the commencement of the insolvency proceedings, the Company will continue to vigorously pursue its claims and believes that the amount of loss, if any, suffered in connection with these proceedings would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

(D) In January 2004, the Company and IMAX Theater Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages of approximately $3.7 million before the International Court of Arbitration of the International Chambers of Commerce (the "ICC") with respect to the breach by Electronic Media Limited ("EML") of its December 2000 agreement with the Company. In April 2004, EML filed an answer and counterclaim seeking the return of funds EML has paid to the Company, incidental expenses and punitive damages. In June 2004, the Company commenced a related arbitration before the ICC against EML's affiliate, E-CITI Entertainment (I) PVT Limited ("E-Citi"), seeking $17.8 million as a result of E-Citi's breach of a September 2000 lease agreement. E-Citi has responded to the arbitration demand and has asserted several defenses. The Company believes that the allegations made by EML in its counterclaim are entirely without merit and has requested that the counterclaim be dismissed on the basis that EML has advised the ICC that it has insufficient funds to pay its share of the arbitration costs. The Company believes that the amount of loss, if any, suffered in connection with the arbitration would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

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

10.  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS SUPPLEMENTAL INFORMATION

(A) The Company generally enters into multi-year theater system lease agreements with customers that typically contain customer payment obligations prior to the scheduled installation of the theater system. During the period of time between lease signing and system installation, certain customers each year generally are unable, or elect not, to proceed with system installation for a number of reasons, including business considerations, or the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the customer and the Company may enter into a consensual lease buyout, whereby the parties are released from their future obligations under the lease and the geographic territory granted to the customer reverts to the Company. Once an agreement is reached by both parties, the initial lease payments that the customer previously made to the Company are recognized as revenue. In addition, since the introduction of its new IMAX MPX theater system in 2003, the Company has agreed with several customers to terminate their original agreements and to sign new system agreements for the MPX system. Upon finalizing the new agreement, the total consideration received under both the terminated agreements and the new MPX arrangement is allocated first to the MPX system and the residual amount to settlement revenue. Included in IMAX systems revenue for the three and six months ended June 30, 2005 are the following types of settlement arrangements: $nil and $0.2 million respectively related to MPX conversion agreements (2004 - $1.6 million, $3.2 million); and $3.9 million and $10.8 million respectively related to consensual lease buyouts (2004 - $0.6 million, $3.5 million). In aggregate: three and six months ended June 30, 2005 - $3.9 million and $11.0 million respectively, three and six month ended June 30, 2004 - $2.2 million and $6.7 million respectively.

(B) Included in selling, general and administrative expenses for the three and six months ended June 30, 2005 is $0.5 million and $0.7 million respectively (2004 - $0.2 million, $0.5 million) for net foreign exchange losses related to the translation of foreign currency denominated monetary assets, liabilities and integrated subsidiaries.

11.  RECEIVABLE PROVISIONS, NET OF (RECOVERIES)

                                                  THREE MONTHS ENDED   SIX MONTHS ENDED
                                                       JUNE 30,            JUNE 30,
                                                  ------------------   ----------------
                                                      2005   2004         2005    2004
                                                     -----   ----        -----   -----
     Accounts receivable provisions, net of
        (recoveries)                                 $(370)  $(69)       $(108)  $(242)
     Financing receivables provisions, net of
        (recoveries)(1)                              $  --   $ --        $ (50)  $(725)
                                                     -----   ----        -----   -----
     Receivable provisions, net of (recoveries)      $(370)  $(69)       $(158)  $(967)
                                                     =====   ====        =====   =====

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)

12.  INCOME TAXES

     The effective tax rate on earnings differs significantly from the Canadian statutory rate due to the effect of permanent differences, income taxed at differing rates in foreign and other provincial jurisdictions, tax recoveries and charges relating to favourable or unfavourable tax examinations, and changes in the Company's valuation allowance on deferred tax assets. The income tax expense (recovery) for the quarter is calculated by applying the estimated average annual effective tax rate of approximately 10% for the 2005 year to quarterly pre-tax income. In addition to the estimated 10% effective tax rate in the current quarter, the Company recorded a tax provision within current income taxes related to the conclusion of a tax examination by the provincial authorities for the 1999 and 2000 tax years. The audit resulted in a net cash tax recovery to the Company of $0.3 million in the quarter. The recovery has been recorded in two parts. An amount of $0.4 million has been charged through the current income tax provision to reflect the increase in income taxes for the periods audited offset by a recovery of provincial capital taxes for the same audit periods in the amount of $0.7 million. This recovery has been recorded in the quarter through selling, general and administrative expenses.

     As at June 30, 2005, the Company has recognized net deferred income tax assets of $6.5 million, comprised of tax credit carryforwards, net operating loss and capital loss carryforwards and other deductible temporary differences, which can be utilized to reduce either taxable income or taxes otherwise payable in future years. As of June 30, 2005, the Company had a gross deferred income tax asset of $51.2 million, against which the Company is carrying a $44.7 million valuation allowance.

13.  CAPITAL STOCK

(A)  STOCK BASED COMPENSATION

     In the three and six months ended June 30, 2005, an aggregate of 13,335 and 26,670 (2004 - 13,335 and 26,670) options with an average exercise price of $9.44 and $10.00, respectively, (2004 - $5.49 and $6.30) to purchase the Company's common stock were issued to certain advisors and strategic partners of the Company. The Company has calculated the fair value of these options to non-employees on the date of grant to be $0.07 million and $0.1 million (2004 - $0.04 million and $0.1 million), respectively, using a Binomial option-pricing model with the following underlying assumptions:

                                       THREE MONTHS ENDED    SIX MONTHS ENDED
                                            JUNE 30,             JUNE 30,
                                       ------------------   -----------------
                                          2005      2004      2005      2004
                                        -------   -------   -------   -------
     Average risk-free interest rate       3.9%      3.8%      3.9%      3.3%
     Expected option life               5 years   5 years   5 years   5 years
     Average expected volatility            62%       62%       62%       62%
     Dividend yield                          0%        0%        0%        0%

     In the three and six months ended June 30, 2005, the Company has recorded a charge of $ 0.07 million and $0.1 respectively (2004 - $0.04 million and $0.1 million) to film cost of sales related to the non-employee stock options.

     There were no warrants issued in the three and six months ended June 30, 2005 (2004 - $nil and $nil). 550,000 warrants were issued in 2003. In the first quarter of 2005, 80,872 common shares were issued upon exercise of 200,000 warrants. All remaining warrants have either expired or have been cancelled. Upon exercise of options and warrants in the three and six months ended June 30, 2005, amounts of $0.2 million and $1.0 million, respectively, representing the fair value of the original options or warrants issued were transferred from other equity to capital stock to reflect the value of the shares issued within capital stock.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)

13.  CAPITAL STOCK (cont'd)

(B)  EARNINGS (LOSS) PER SHARE

     Reconciliations of the numerators and denominators of the basic and diluted per-share computations, are comprised of the following:

                                                       THREE MONTHS ENDED   SIX MONTHS ENDED
                                                            JUNE 30,             JUNE 30,
                                                       ------------------   -----------------
                                                          2005      2004      2005      2004
                                                        -------   -------   -------   -------
     Net earnings applicable to common shareholders:
     Net earnings                                       $ 1,111   $ 1,552   $ 2,307   $   656
                                                        =======   =======   =======   =======
     Weighted average number of common shares
        (000's):
     Issued and outstanding, beginning of period         39,758    39,304    39,447    39,302
     Weighted average number of shares issued during
        the period                                           60         6       240         5
                                                        -------   -------   -------   -------
     Weighted average number of shares used in
        computing basic earnings per share               39,818    39,310    39,687    39,307
     Assumed exercise of stock options, net of
        shares assumed repurchased                        2,123       627     2,243       314
                                                        -------   -------   -------   -------
     Weighted average number of shares used in
        computing diluted earnings per share             41,941    39,937    41,930    39,621
                                                        =======   =======   =======   =======

14.  SEGMENTED INFORMATION

     The Company has four reportable segments: IMAX systems, films, theater operations and other.

     There has been no change in the basis of measurement of segment profit or loss from the Company's most recent annual report on form 10-K for the year ended December 31, 2004. Inter-segment transactions are not significant.

                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                            JUNE 30,              JUNE 30,
                                       ------------------   -------------------
                                          2005      2004      2005       2004
                                        -------   -------   --------   --------
     REVENUE
     IMAX systems                       $20,308   $20,482   $ 42,421   $ 36,502
     Films                                5,301     6,600     10,248     11,089
     Theater operations                   4,198     3,771      8,014      7,513
     Other                                1,071       895      1,563      1,524
                                        -------   -------   --------   --------
     TOTAL                              $30,878   $31,748   $ 62,246   $ 56,628
                                        =======   =======   ========   ========

     EARNINGS (LOSS) FROM OPERATIONS
     IMAX systems                       $11,183   $11,824   $ 23,742   $ 21,546
     Films                                  308    (1,304)      (563)    (2,407)
     Theater operations                     190       490        (56)       894
     Corporate and other                 (6,300)   (5,976)   (12,862)   (11,369)
                                        -------   -------   --------   --------
     TOTAL                              $ 5,381   $ 5,034   $ 10,261   $  8,664
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

(B)  DIGITAL PROJECTION INTERNATIONAL

     Effective December 11, 2001, the Company completed the sale of its wholly-owned subsidiary, Digital Projection International, including its subsidiaries (collectively "DPI"), to a company owned by members of DPI management. As part of the transaction, the Company restructured its advances to DPI, releasing DPI from obligations to repay any amounts in excess of $12.7 million previously advanced by the Company, and reorganized the remaining $12.7 million of debt owing to the Company into two separate loan agreements. The loans receivable are collateralized by fixed and floating charges over all DPI assets including intellectual properties. One of the loans is convertible, upon the occurrence of certain events, into shares representing 49% of the total share capital of DPI. During the three and six months ended June 30, 2005, the Company recognized $0.2 million and $0.4 million (2004 - $0.2 million and $0.4 million) in income from discontinued operations for cash received. As of June 30, 2005 the remaining balance of the loans and interest receivable is $13.5 million, of which $13.3 million has been allowed for.

(C)  CONSOLIDATED STATEMENT OF OPERATIONS FOR DPI

     The net earnings from discontinued operations summarized in the Consolidated Statements of Operations, for the three and six months ended June 30, was comprised of the following:

                                                 THREE MONTHS ENDED   SIX MONTHS ENDED
                                                      JUNE 30,            JUNE 30,
                                                 ------------------   ----------------
                                                     2005   2004         2005   2004
                                                     ----   ----         ----   ----
     Net earnings from discontinued operations       $186   $200         $426   $400
                                                     ====   ====         ====   ====

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)

16.  DEFINED BENEFIT PLAN

     The Company has a U.S. defined benefit pension plan covering its two Co-Chief Executive Officers. As the plan is unfunded, the Company has not paid any contributions in the period ended June 30, 2005 and does not expect to pay any contributions in the remainder of the year. The Company intends to use the proceeds of life insurance policies taken on its Co-Chief Executive Officers to be applied towards the benefits due and payable under the plan, although there can be no assurance that the Company will ultimately do so. The following table provides disclosure of pension expense for the defined benefit plan for the three and six months ended June 30:

                                          THREE MONTHS ENDED   SIX MONTHS ENDED
                                               JUNE 30,            JUNE 30,
                                          ------------------   ----------------
                                             2005     2004       2005     2004
                                            ------   ------     ------   ------
     Service cost                           $  604   $  516     $1,208   $1,032
     Interest cost                             390      317        780      634
     Amortization of prior service cost        349      349        698      698
                                            ------   ------     ------   ------
     Pension expense                        $1,343   $1,182     $2,686   $2,364
                                            ======   ======     ======   ======

17.  IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In December 2004, FASB issued a revision to Financial Accounting Standards No. 123 ("FAS 123R"). FAS 123R is focused primarily on the accounting for transactions in which a company obtains employee services in exchange for stock options or share-based payments. Currently, the Company grants stock options to their employees and discloses the pro forma effect of compensation expense for these stock options. Under FAS 123R, the Company will be required to record this compensation expense in the Company's results of operations. FAS 123R is effective for the beginning of the first annual reporting period that begins after December 31, 2005. The Company has evaluated the effect the adoption of FAS 123R and expects to adopt the pronouncement beginning on January 1, 2006. The Company estimates that based on the currently issued options, and not including any further grants which may occur in 2005, the additional compensation expense for the year ended December 31, 2006 will approximate $0.6 million before taxes.

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

18.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Balance Sheets as at June 30, 2005:

                                                                                        ADJUSTMENTS
                                              IMAX        GUARANTOR    NON-GUARANTOR        AND       CONSOLIDATED
                                          CORPORATION   SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS       TOTAL
                                          -----------   ------------   -------------   ------------   ------------
ASSETS
Cash and cash equivalents                  $  14,648      $  3,925        $   252        $     --      $  18,825
Short-term investments                        15,143            --             --              --         15,143
Accounts receivable                           18,126         3,317            347              --         21,790
Financing receivables                         58,008         2,052             --              --         60,060
Inventories                                   30,332           239             84              --         30,655
Prepaid expenses                               2,106           732             96              --          2,934
Intercompany receivables                      12,653        29,658         11,529         (53,840)            --
Film assets                                    2,644            --             --              --          2,644
Fixed assets                                  26,370         1,472              1              --         27,843
Other assets                                  12,441            --             --              --         12,441
Deferred income taxes                          6,379            75             --              --          6,454
Goodwill                                      39,027            --             --              --         39,027
Other intangible assets                        3,033            --             --              --          3,033
Investments in subsidiaries                   32,651            --             --         (32,651)            --
                                           ---------      --------        -------        --------      ---------
   Total assets                            $ 273,561      $ 41,470        $12,309        $(86,491)     $ 240,849
                                           =========      ========        =======        ========      =========

LIABILITIES
Accounts payable                               4,897         1,594             --              --          6,491
Accrued liabilities                           53,654         1,871            200              --         55,725
Intercompany payables                         42,693        32,661          6,942         (82,296)            --
Deferred revenue                              51,103         5,202            196              --         56,501
Senior Notes due 2010                        160,000            --             --              --        160,000
                                           ---------      --------        -------        --------      ---------
   Total liabilities                         312,347        41,328          7,338         (82,296)       278,717
                                           ---------      --------        -------        --------      ---------

SHAREHOLDER'S DEFICIT
Common stock                                 119,846            --            117            (117)       119,846
Other equity/Additional paid in
   capital/Contributed surplus                   829        46,960             --         (45,926)         1,863
Deficit                                     (159,136)      (46,204)         4,854          41,848       (158,638)
Accumulated other comprehensive income
   (loss)                                       (325)         (614)            --              --           (939)
                                           ---------      --------        -------        --------      ---------
   Total shareholders' equity (deficit)    $ (38,786)     $    142        $ 4,971        $ (4,195)     $ (37,868)
                                           ---------      --------        -------        --------      ---------
   Total liabilities & shareholders'
      equity (deficit)                     $ 273,561      $ 41,470        $12,309        $(86,491)     $ 240,849
                                           =========      ========        =======        ========      =========

     In certain Guarantor Subsidiaries, accumulated losses have exceeded the original investment balance. As a result of applying equity accounting, the parent company has consequently reduced intercompany receivable balances with respect to these Guarantor Subsidiaries in the amounts of $28.6 million as at June 30, 2005.

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

18.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Balance Sheets as at December 31, 2004:

                                                                                        ADJUSTMENTS
                                              IMAX        GUARANTOR    NON-GUARANTOR        AND       CONSOLIDATED
                                          CORPORATION   SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS       TOTAL
                                          -----------   ------------   -------------   ------------   ------------
ASSETS
Cash and cash equivalents                  $  23,683      $  5,058        $   223        $     --      $  28,964
Accounts receivable                           16,492         3,029            378              --         19,899
Financing receivables                         57,769         1,723             --              --         59,492
Inventories                                   28,661           233            107              --         29,001
Prepaid expenses                               1,712           464            103              --          2,279
Inter-company receivables                     13,407        31,146         12,100         (56,653)            --
Film assets                                      871            --             --              --            871
Fixed assets                                  27,184         1,527              1              --         28,712
Other assets                                  13,377            --             --              --         13,377
Deferred income taxes                          6,104            67             --              --          6,171
Goodwill                                      39,027            --             --              --         39,027
Other intangible assets                        3,060            --             --              --          3,060
Investments in subsidiaries                   31,693            --             --         (31,693)            --
                                           ---------      --------        -------        --------      ---------
   Total assets                            $ 263,040      $ 43,247        $12,912        $(88,346)     $ 230,853
                                           =========      ========        =======        ========      =========

LIABILITIES
Accounts payable                               3,238         2,583              6              --          5,827
Accrued liabilities                           54,674         2,086            137              --         56,897
Inter-company payables                        43,000        34,440          7,597         (85,037)            --
Deferred revenue                              45,422         4,918            165              --         50,505
Senior Notes due 2010                        160,000            --             --              --        160,000
                                           ---------      --------        -------        --------      ---------
   Total liabilities                         306,334        44,027          7,905         (85,037)       273,229
                                           ---------      --------        -------        --------      ---------

SHAREHOLDER'S DEFICIT
Capital stock                                116,281            --            117            (117)       116,281
Other equity/Additional paid in
   capital/Contributed surplus                 2,193        46,960             --         (45,926)         3,227
Deficit                                     (161,443)      (47,126)         4,890          42,734       (160,945)
Accumulated other comprehensive income
   (loss)                                       (325)         (614)            --              --           (939)
                                           ---------      --------        -------        --------      ---------
   Total shareholders' equity (deficit)    $ (43,294)     $   (780)       $ 5,007        $ (3,309)     $ (42,376)
                                           ---------      --------        -------        --------      ---------
   Total liabilities & shareholders'
      equity (deficit)                     $ 263,040      $ 43,247        $12,912        $(88,346)     $ 230,853
                                           =========      ========        =======        ========      =========

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

18.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Operations for the three months ended June 30, 2005:

                                                                                             ADJUSTMENTS
                                                   IMAX        GUARANTOR    NON-GUARANTOR        AND       CONSOLIDATED
                                               CORPORATION   SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS       TOTAL
                                               -----------   ------------   -------------   ------------   ------------
REVENUE
IMAX systems                                     $19,911        $1,647          $209          $(1,459)       $20,308
Films                                              4,193         1,399             5             (296)         5,301
Theater operations                                   216         4,009            --              (27)         4,198
Other                                              1,070            --             1               --          1,071
                                                 -------        ------          ----          -------        -------
                                                  25,390         7,055           215           (1,782)        30,878
COST OF GOODS AND SERVICES                        10,764         5,913           114           (1,782)        15,009
                                                 -------        ------          ----          -------        -------
GROSS MARGIN                                      14,626         1,142           101               --         15,869

Selling, general and administrative expenses       9,463           196           153               --          9,812
Research and development                             886            --            --               --            886
Amortization of intangibles                          160            --            --               --            160
Loss (income) from equity-accounted
   investees                                        (899)           --            --              899             --
Receivable provisions, net of (recoveries)          (370)           --            --               --           (370)
                                                 -------        ------          ----          -------        -------
EARNINGS (LOSS) FROM OPERATIONS                    5,386           946           (52)            (899)         5,381

Interest income                                      282            --             2               --            284
Interest expense                                  (4,203)            1            --               --         (4,202)
                                                 -------        ------          ----          -------        -------
NET EARNINGS (LOSS) FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES                  1,465           947           (50)            (899)         1,463
Provision for income taxes                          (538)           --            --               --           (538)
                                                 -------        ------          ----          -------        -------
NET EARNINGS (LOSS) FROM CONTINUING
   OPERATIONS                                        927           947           (50)            (899)           925
Net earnings from discontinued operations            186            --            --               --            186
                                                 -------        ------          ----          -------        -------
NET EARNINGS (LOSS)                              $ 1,113        $  947          $(50)         $  (899)       $ 1,111
                                                 =======        ======          ====          =======        =======

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

18.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Operations for the three months ended June 30, 2004:

                                                                                             ADJUSTMENTS
                                                   IMAX        GUARANTOR    NON-GUARANTOR        AND       CONSOLIDATED
                                               CORPORATION   SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS       TOTAL
                                               -----------   ------------   -------------   ------------   ------------
REVENUE
IMAX systems                                     $19,870        $  356          $337          $   (81)       $20,482
Films                                              6,377         1,306            10           (1,093)         6,600
Theater operations                                   183         3,622            --              (34)         3,771
Other                                                895            --            --               --            895
                                                 -------        ------          ----          -------        -------
                                                  27,325         5,284           347           (1,208)        31,748
COST OF GOODS AND SERVICES                        13,237         5,007           103           (1,208)        17,139
                                                 -------        ------          ----          -------        -------
GROSS MARGIN                                      14,088           277           244               --         14,609

Selling, general and administrative expenses       8,217           179           224               --          8,620
Research and development                             870            --            --               --            870
Amortization of intangibles                          154            --            --               --            154
Loss (income) from equity-accounted
   investees                                         (89)           --            --               89             --
Receivable provisions, net of (recoveries)           (69)           --            --               --            (69)
                                                 -------        ------          ----          -------        -------
EARNINGS (LOSS) FROM OPERATIONS                    5,005            98            20              (89)         5,034

Interest income                                       98            --            --               --             98
Interest expense                                  (4,085)           (5)          (30)              --         (4,120)
                                                 -------        ------          ----          -------        -------
NET EARNINGS (LOSS) FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES                  1,018            93           (10)             (89)         1,012
Recovery of income taxes                             340            --            --               --            340
                                                 -------        ------          ----          -------        -------
NET EARNINGS (LOSS) FROM CONTINUING
   OPERATIONS                                      1,358            93           (10)             (89)         1,352
Net earnings from discontinued operations            200            --            --               --            200
                                                 -------        ------          ----          -------        -------
NET EARNINGS (LOSS)                              $ 1,558        $   93          $(10)         $   (89)       $ 1,552
                                                 =======        ======          ====          =======        =======

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)

18.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Operations for the six months ended June 30, 2005:

                                                                                            ADJUSTMENTS
                                                   IMAX        GUARANTOR    NON-GUARANTOR       AND        CONSOLIDATED
                                               CORPORATION   SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS       TOTAL
                                               -----------   ------------   -------------   ------------   ------------
REVENUE
IMAX systems                                     $41,599       $ 1,952          $437          $(1,567)       $42,421
Films                                              7,844         3,189            14             (799)        10,248
Theater Operations                                   442         7,626            --              (54)         8,014
Other                                              1,538            --            25               --          1,563
                                                 -------       -------          ----          -------        -------
                                                  51,423        12,767           476           (2,420)        62,246
COST OF GOODS AND SERVICES                        21,014        11,434           204           (2,420)        30,232
                                                 -------       -------          ----          -------        -------
GROSS MARGIN                                      30,409         1,333           272               --         32,014

Selling, general and administrative expenses      19,335           410           310               --         20,055
Research and development                           1,539            --            --               --          1,539
Amortization of intangibles                          317            --            --               --            317
Loss (income) from equity-accounted
   investees                                        (886)           --            --              886             --
Receivable provisions, net of (recoveries)          (158)           --            --               --           (158)
                                                 -------       -------          ----          -------        -------
EARNINGS (LOSS) FROM OPERATIONS                   10,262           923           (38)            (886)        10,261

Interest income                                      496            --             2               --            498
Interest expense                                  (8,398)           (1)           --               --         (8,399)
                                                 -------       -------          ----          -------        -------
NET EARNINGS (LOSS) FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES                  2,360           922           (36)            (886)         2,360
Provision for income taxes                          (479)           --            --               --           (479)
                                                 -------       -------          ----          -------        -------
NET EARNINGS (LOSS) FROM CONTINUING
   OPERATIONS                                      1,881           922           (36)            (886)         1,881
Net earnings from discontinued operations            426            --            --               --            426
                                                 -------       -------          ----          -------        -------
NET EARNINGS (LOSS)                              $ 2,307       $   922          $(36)         $  (886)       $ 2,307
                                                 =======       =======          ====          =======        =======

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

18.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Operations for the six months ended June 30, 2004:

                                                                                            ADJUSTMENTS
                                                   IMAX        GUARANTOR    NON-GUARANTOR       AND        CONSOLIDATED
                                               CORPORATION   SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS       TOTAL
                                               -----------   ------------   -------------   ------------   ------------
REVENUE
IMAX systems                                     $35,406       $   626          $659          $  (189)       $36,502
Films                                             10,050         2,784            14           (1,759)        11,089
Theater operations                                   319         7,245            --              (51)         7,513
Other                                              1,523            --             1               --          1,524
                                                 -------       -------          ----          -------        -------
                                                  47,298        10,655           674           (1,999)        56,628
COST OF GOODS AND SERVICES                        21,055        10,376           225           (1,999)        29,657
                                                 -------       -------          ----          -------        -------
GROSS MARGIN                                      26,243           279           449               --         26,971

Selling, general and administrative expenses      16,335           316           303               --         16,954
Research and development                           2,015            --            --               --          2,015
Amortization of intangibles                          305            --            --               --            305
Loss (income) from equity-accounted
   investees                                        (142)           --            --              142             --
Receivable provisions, net of (recoveries)          (891)          (76)           --               --           (967)
                                                 -------       -------          ----          -------        -------
EARNINGS (LOSS) FROM OPERATIONS                    8,621            39           146             (142)         8,664

Interest income                                      225            --            --               --            225
Interest expense                                  (8,146)          (13)          (30)              --         (8,189)
Loss on retirement of notes                         (784)           --            --               --           (784)
                                                 -------       -------          ----          -------        -------
NET EARNINGS (LOSS) FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES                    (84)           26           116             (142)           (84)
Recovery of income taxes                             340            --            --               --            340
                                                 -------       -------          ----          -------        -------
NET EARNINGS (LOSS) FROM CONTINUING
   OPERATIONS                                        256            26           116             (142)           256
Net earnings from discontinued operations            400            --            --               --            400
                                                 -------       -------          ----          -------        -------
NET EARNINGS (LOSS)                              $   656       $    26          $116          $  (142)       $   656
                                                 =======       =======          ====          =======        =======

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)

18.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Cash Flows for the six months ended June 30, 2005:

                                                                                          ADJUSTMENTS
                                                 IMAX        GUARANTOR    NON-GUARANTOR       AND        CONSOLIDATED
                                             CORPORATION   SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS       TOTAL
                                             -----------   ------------   -------------   ------------   ------------
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net earnings (loss)                            $ 2,307       $   922          $(36)          $(886)        $  2,307
   Net (earnings) from discontinued
      operations                                  (426)           --            --              --             (426)
Items not involving cash:
   Depreciation and amortization                 6,982           267            --              --            7,249
   Write-downs                                    (158)           --            --              --             (158)
   Loss (income) from equity-accounted
         investees                                (886)           --            --             886               --
   Change in deferred income taxes                (275)           (8)           --              --             (283)
   Stock and other non-cash compensation         2,406            --            --              --            2,406
   Unrealized foreign exchange loss                515            --            --              --              515
Investment in film assets                       (4,795)           --            --              --           (4,795)
Changes in other non-cash operating assets
   and liabilities                              (1,061)       (2,054)           58              --           (3,057)
                                               -------       -------          ----           -----         --------
Net cash provided by (used in) operating
   activities                                    4,609          (873)           22              --            3,758
                                               -------       -------          ----           -----         --------

INVESTING ACTIVITIES
Increase in short-term investments             (15,143)           --            --              --          (15,143)
Purchase of fixed assets                          (255)         (212)           --              --             (467)
Increase in other assets                          (375)           --            --              --             (375)
Increase in other intangible assets               (290)           --            --              --             (290)
                                               -------       -------          ----           -----         --------
Net cash used in investing activities          (16,063)         (212)           --              --          (16,275)
                                               -------       -------          ----           -----         --------

FINANCING ACTIVITIES
Common shares issued                             2,052            --            --              --            2,052
Net cash provided by financing activities
   from discontinued operations                    236            --            --              --              236
                                               -------       -------          ----           -----         --------
Net cash provided by financing activities        2,288            --            --              --            2,288
                                               -------       -------          ----           -----         --------
Effects of exchange rate changes on cash           131           (48)            7              --               90
                                               -------       -------          ----           -----         --------

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS FROM CONTINUING OPERATIONS       (9,271)       (1,133)           29              --          (10,375)
Increase in cash and cash equivalents
   from discontinued operations                    236            --            --              --              236
                                               -------       -------          ----           -----         --------
INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS, DURING THE PERIOD              (9,035)       (1,133)           29              --          (10,139)

Cash and cash equivalents, beginning of
   period                                       23,683         5,058           223              --           28,964
                                               -------       -------          ----           -----         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD       $14,648       $ 3,925          $252           $  --         $ 18,825
                                               =======       =======          ====           =====         ========

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

18.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Cash Flows for the six months ended June 30, 2004:

                                                                                    NON-        ADJUSTMENTS
                                                       IMAX        GUARANTOR      GUARANTOR         AND       CONSOLIDATED
                                                   CORPORATION   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS       TOTAL
                                                   -----------   ------------   ------------   ------------   ------------
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net earnings (loss)                                 $    256       $    26          $116          $(142)        $    256
   Net (earnings) from discontinued operations
Items not involving cash:
   Depreciation and amortization                       6,280           275             1             --            6,556
   Write-downs (recoveries)                             (891)          (76)           --             --             (967)
   Loss (income) from equity-accounted
      investees                                         (142)           --            --            142               --
   Change in deferred income taxes                      (859)           (8)           --             --             (867)
   Loss on retirement of notes                           784            --            --             --              784
   Stock and other non-cash compensation               1,377            --            --             --            1,377
   Non-cash foreign exchange loss                        324            --            --             --              324
Premium on repayment of notes                           (576)           --            --             --             (576)
Investment in film assets                             (2,341)          925            --             --           (1,416)
Changes in restricted cash                             4,961            --            --             --            4,961
Changes in other non-cash operating assets and
   liabilities                                        (7,408)       (2,418)          (78)            --           (9,904)
Net cash used in operating activities from
   discontinued operations                                --            --            --             --               --
                                                    --------       -------          ----          -----         --------
Net cash provided by (used in) operating
activities                                             1,765        (1,276)           39             --              528
                                                    --------       -------          ----          -----         --------

INVESTING ACTIVITIES
Disposal (purchase) of fixed assets                     (532)          (57)           --             --             (589)
Decrease (increase) in other assets                     (684)           --            --             --             (684)
Decrease (increase) in other intangible assets          (176)           --            --             --             (176)
                                                    --------       -------          ----          -----         --------
Net cash used in investing activities                 (1,392)          (57)           --             --           (1,449)
                                                    --------       -------          ----          -----         --------

FINANCING ACTIVITIES
Repayment of Old Senior Notes due 2005               (29,234)           --            --             --          (29,234)
Financing costs related to Senior Notes due
   2010                                                 (564)           --            --             --             (564)
Common shares issued                                      43            --            --             --               43
Net cash provided by financing activities from
   discontinued operations                               400            --            --             --              400
                                                    --------       -------          ----          -----         --------
Net cash used in financing activities                (29,355)           --            --             --          (29,355)
                                                    --------       -------          ----          -----         --------
Effects of exchange rate changes on cash                 (72)           24            (7)            --              (55)
                                                    --------       -------          ----          -----         --------
INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS FROM CONTINUING OPERATIONS            (29,454)       (1,309)           32             --          (30,731)
Increase (decrease) in cash and cash equivalents
   from discontinued operations                          400            --            --             --              400
                                                    --------       -------          ----          -----         --------
INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS, DURING THE PERIOD                    (29,054)       (1,309)           32             --          (30,331)

Cash and cash equivalents, beginning of period        41,311         5,696           275             --           47,282
                                                    --------       -------          ----          -----         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD            $ 12,257       $ 4,387          $307          $  --         $ 16,951
                                                    ========       =======          ====          =====         ========

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

19. SUMMARY OF SIGNIFICANT DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) IN THE UNITED STATES AND CANADA

     The accounting principles followed by the Company conform with U.S. GAAP. Significant differences affecting the Company between U.S. GAAP and Canadian Generally Accepted Accounting Principles ("Canadian GAAP") are summarized below.

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

(C)  PENSION ASSET AND LIABILITIES

     Under U.S. GAAP, included in accrued liabilities is a minimum pension liability of $5.9 million as at June 30, 2005 and $6.6 million as at December 31, 2004, representing unrecognized prior service costs and unrecognized actuarial gains or losses. An amount of $4.3 million as at June 30, 2005, and $5.0 million as at December 31, 2004 is included in other assets, representing unrecognized prior service costs. In addition, under U.S. GAAP, an amount of $1.6 million as at June 30, 2005 and as at December 31, 2004 is recorded against accumulated other comprehensive income, resulting from an unrecognized actuarial loss. Under Canadian GAAP, the minimum pension liability, and the corresponding amounts recorded in other assets and accumulated other comprehensive income are not recorded.

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

19. SUMMARY OF SIGNIFICANT DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) IN THE UNITED STATES AND CANADA (cont'd)

     RECONCILIATION TO CANADIAN GAAP

     CONSOLIDATED STATEMENTS OF OPERATIONS

     The following is a reconciliation of net earnings (loss) reflecting the differences between U.S. and Canadian GAAP:

                                                         THREE MONTHS ENDED   SIX MONTHS ENDED
                                                              JUNE 30,            JUNE 30,
                                                         ------------------   ----------------
                                                            2005     2004        2005     2004
                                                           ------   ------     -------   -----

     Net earnings (loss) in accordance with U.S. GAAP      $1,111   $1,552     $ 2,307   $ 656
     Depreciation of Fixed Assets(a)                           --      (41)         --     (82)
     Stock-based compensation(b)                             (653)    (177)     (1,182)   (178)
                                                           ------   ------     -------   -----
     Net earnings in accordance with Canadian GAAP         $  458   $1,334     $ 1,125   $ 396
                                                           ======   ======     =======   =====

     Earnings (loss) per share (note 13):
     Earnings (loss) per share - basic and diluted:

        Net earnings (loss) from continuing operations     $ 0.01   $ 0.03     $  0.02   $  --
        Net earnings from discontinued operations          $   --   $   --     $  0.01   $0.01
                                                           ------   ------     -------   -----
        Net earnings (loss)                                $ 0.01   $ 0.03     $  0.03   $0.01
                                                           ======   ======     =======   =====

     CONSOLIDATED SHAREHOLDERS' EQUITY (DEFICIT)

     The following is a reconciliation of shareholders' equity (deficit) reflecting the difference between Canadian and U.S. GAAP:

                                                                       JUNE 30,   DECEMBER 31,
                                                                         2005         2004
                                                                       --------   ------------
     Shareholders' equity (deficit) in accordance with U.S. GAAP       $(37,868)    $(42,376)
     Unrecognized actuarial loss(c)                                       1,584        1,584
                                                                       --------     --------
     Shareholders' equity (deficit) in accordance with Canadian GAAP   $(36,284)    $(40,792)
                                                                       ========     ========

20.  FINANCIAL STATEMENT PRESENTATION

     Certain comparative figures have been reclassified to conform with the presentation adopted in the current year.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's principal business is the design, manufacture, sale and lease of projector systems for giant screen theaters for customers including commercial theaters, museums and science centers, and destination entertainment sites. In addition, the Company designs and manufactures high-end sound systems and produces and distributes large format films. There are 259 IMAX theaters operating in 38 countries worldwide as of June 30, 2005. IMAX Corporation is a publicly traded company listed on both the TSX and NASDAQ.

ACCOUNTING POLICIES AND ESTIMATES

The Company reports its results under United States Generally Accepted Accounting Principles ("U.S. GAAP"). Significant differences between United States and Canadian Generally Accepted Accounting Principles are summarized in note 19 of the Consolidated financial statements.

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

The Company generally enters into multi-year system lease agreements with customers that typically contain customer payment obligations prior to the scheduled installation of the system. During the period of time between lease signing and system installation, certain customers each year generally are unable, or elect not, to proceed with system installation for a number of reasons including business considerations, or the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the customer and the Company may enter into a consensual lease buyout, whereby the parties are released from all their future obligations under the lease, the initial lease payments that the customer previously made to the Company are recognized as revenue and the geographic territory granted to the customer reverts to the Company. For this reason, the Company has a high degree of certainty of collecting the value of a signed contract, either through a consensual lease buyout or the installation of a theater system. In addition, since the introduction of its new IMAX MPX theater system in 2003, the Company has agreed with several customers to terminate their existing lease agreements which were in the Company's backlog and sign new MPX system agreements.

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

SHORT-TERM INVESTMENTS

The Company has short-term investments, which generally have maturities of more than three months and less than one year from the date of purchase. The short-term investments are classified as held to maturity based on the Company's positive intent and ability to hold the securities to maturity. The Company invests primarily in Canadian and U.S. government securities and commercial paper rated "A1+" by Standard & Poor's and these investments are stated at amortized cost, which approximates fair market value. Income related to these securities is reported as a component of interest income. At June 30, 2005, the Company had $11.0 million in U.S. government securities and $4.1 million invested in commercial paper.

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

TAX ASSET VALUATION

As at June 30, 2005, the Company had net deferred income tax assets of $6.5 million, comprised of tax credit carryforwards, net operating loss and capital loss carryforwards and other deductible temporary differences, which can be utilized to reduce either taxable income or taxes otherwise payable in future years. The Company's management assesses realization of these net deferred income tax assets based on all available evidence and has concluded that it is more likely than not that these net deferred income tax assets will be realized. Positive evidence includes, but is not limited to, the Company's historical earnings, projected future earnings, contracted sales backlog at June 30, 2005, and the ability to realize certain deferred income tax assets through loss and tax credit carryback strategies. If and when the Company's operations in some jurisdictions were to reach a requisite level of profitability or where the Company's future profitability estimates increase due to changes in positive evidence, the Company would reduce all or a portion of the applicable valuation allowance in the period when such determination is made. This would result in an increase to reported earnings and a decrease to the Company's effective tax rate in such period. However, if the Company's projected future earnings do not materialize, or if the Company operates at a loss in certain jurisdictions, or if there is a material change in actual effective tax rates or time period within which the Company's underlying temporary differences become taxable or deductible, the Company could be required to increase the valuation allowance against all or a significant portion of the Company's deferred tax assets resulting in a substantial increase to the Company's effective tax rate for the period of the change and a material adverse impact on its operating results for the period.

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

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, FASB issued a revision to Financial Accounting Standards No. 123 ("FAS 123R"). FAS 123R is focused primarily on the accounting for transactions in which a company obtains employee services in exchange for stock options or share-based payments. Currently, the Company grants stock options to their employees and discloses the pro forma effect of compensation expense for these stock options. Under FAS 123R, the Company will be required to record this compensation expense in the Company's results of operations. FAS 123R is effective for the beginning of the first annual reporting period that begins after December 31, 2005. The Company has evaluated the effect the adoption of FAS 123R and expects to adopt the pronouncement beginning on January 1, 2006. The Company estimates that based on the currently issued options, and not including any further grants which may occur in 2005, the additional compensation expense for the year ended December 31, 2006 will approximate $0.6 million before taxes.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 VERSUS THREE MONTHS ENDED JUNE 30, 2004

The Company reported net earnings from continuing operations before income taxes of $1.5 million or $0.03 per share on a diluted basis and net earnings from continuing operations after taxes of $0.9 million or $0.02 per share on a diluted basis for the second quarter of 2005. For the second quarter of 2004 the Company reported net earnings from continuing operations before income taxes of $1.0 million or $0.02 per share on a diluted basis and net earnings from continuing operations after taxes of $1.4 million or $0.03 per share on a diluted basis.

REVENUE

The Company's revenues for the second quarter of 2005 decreased 2.7% to $30.9 million from $31.7 million in the same period last year.

Systems revenue decreased to $20.3 million in the second quarter of 2005 from $20.5 million in the second quarter of 2004, a decrease of 0.8%. The Company recognized revenue on nine theater systems which qualified as either sales or sales-type leases in the second quarter of 2005 versus five theater systems in the second quarter of 2004. In addition, the Company installed and recognized revenue on two theater systems that qualified as operating leases in the second quarter of 2005 versus nil in the same period for 2004. Revenue from sales and leases decreased to $13.9 million in the second quarter of 2005 from $14.5 million in 2004, a decrease of 4.3%.

Four of the systems recognized in the second quarter related to the sale of used theater systems. More specifically, one customer exercised an option to convert two operating leases into an outright purchase of the theater systems for additional cash consideration, and the Company sold two used theater systems to new owner/operators upon termination of the operating leases with the original lessees. As these transactions represent the sale of used systems that were several years old, their average value is substantially lower than that of a new theatre system installation.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

THREE MONTHS ENDED JUNE 30, 2005 VERSUS THREE MONTHS ENDED JUNE 30, 2004
(cont'd)

REVENUE (cont'd)

Average revenue per system decreased as a result of a change in mix of the systems outlined in the table below.

                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                                  2005   2004
                                                                  ----   ----
Sales and Sales-type leases
   IMAX 2D GT .............................................          1     --
   IMAX 3D GT .............................................          4      3
   IMAX 3D SR .............................................          1      1
   IMAX 3D MPX ............................................          3      1
                                                                   ---    ---
                                                                     9      5
Operating leases
   IMAX 3D MPX ............................................          2     --
                                                                   ---    ---
Total Recognitions ........................................         11      5
                                                                   ===    ===

The Company generally enters into multi-year system lease agreements with customers that typically contain customer payment obligations prior to the scheduled installation of the system. During the period of time between lease signing and system installation, certain customers each year generally are unable, or elect not, to proceed with system installation for a number of reasons, including business considerations, or the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the customer and the Company may enter into a consensual lease buyout, whereby the parties are released from their future obligations under the lease, the initial lease payments that the customer previously made to the Company are recognized as revenue and the geographic territory granted to the customer reverts to the Company. For this reason, the Company has a high degree of certainty of collecting the value of a signed contract, either through a consensual lease buyout or the installation of a theater system. In addition, since the introduction of its new IMAX MPX theater system in 2003, the Company has agreed with several customers to terminate their existing lease agreements which were in the Company's backlog and sign new MPX system agreements. Amounts relating to settlement revenue for the second quarter in 2005 total $3.9 million compared to $2.2 million for the same period in 2004. The settlement amounts are detailed as follows: $nil in the second quarter of 2005 related to MPX conversion agreements compared to $1.6 million for the same period in 2004 and $3.9 million in the second quarter of 2005 related to consensual lease buyouts compared to $0.6 million for the same period in 2004. No revenue was recognized in respect of terminations of agreements after customer default in either the second quarter of 2005 or 2004. The Company anticipates that while MPX conversion agreements may continue as MPX systems continue to prove popular with commercial customers, overall revenue from consensual lease buyouts and terminations of agreements by customer default will likely decrease throughout the remainder of 2005 in comparison to 2004.

Ongoing rental revenue and maintenance revenue in the second quarter of 2005 increased 12.3% and 4.3%, respectively, from the same period in 2004 due primarily to growth of the IMAX theater network. The Company expects to see an increase compared to 2004 in both ongoing rent and maintenance revenue as the Company's theater network continues to grow in 2005.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

THREE MONTHS ENDED JUNE 30, 2005 VERSUS THREE MONTHS ENDED JUNE 30, 2004
(cont'd)

REVENUE (cont'd)

Film revenues decreased to $5.3 million in the second quarter of 2005 from $6.6 million in the second quarter of 2004 due primarily to a decrease in film distribution revenues. Film distribution revenues decreased to $2.7 million in the second quarter 2005 from $4.3 million in the second quarter 2004, a decrease of 38.6%, primarily due to the release of NASCAR 3D: The IMAX Experience in March 2004. There was no equivalent IMAX film released in 2005. Film production and post-production revenues increased to $1.2 million in the second quarter 2005 from $0.9 million in the second quarter 2004, an increase of 39.9% mainly due to an increase in third party business at the Company's post-production unit. IMAX DMR revenues increased by 2.2% in the second quarter of 2005 as stronger box office performance in the quarter was partially offset by a one time recovery in the prior year.

The Company intends to release, in conjunction with studios, five films in 2005, including the already released Robots (March 2005), Batman Begins: The IMAX Experience (June 2005) and Charlie and The Chocolate Factory: The IMAX Experience (July 2005), as well as Magnificent Desolation 3D (September 2005) and Harry Potter and the Goblet of Fire: The IMAX Experience (November 2005). In addition, the Company plans to re-release the hit film The Polar Express: The IMAX 3D Experience in December 2005.

Theater operations revenue increased to $4.2 million in the second quarter of 2005 from $3.8 million in the second quarter of 2004, primarily due to an increase in the average ticket prices of 8.9% and an overall increase in attendance of 3.5%.

Other revenue increased to $1.1 million in the second quarter of 2005 from $0.9 million in the second quarter of 2004, an increase of 19.7%, primarily due to increased rentals of 2D and 3D cameras. Other revenue primarily includes revenue generated from the Company's camera and rental business and after market sales of projection system parts.

Based on the Company's expectation of 2005 system installations and its estimate of films to be released throughout 2005, the Company believes it will see higher revenues in 2005 in comparison to 2004.

GROSS MARGIN

Gross margin in the second quarter of 2005 was $15.9 million, or 51.4% of total revenue, compared to $14.6 million, or 46.0% of total revenue in the second quarter of 2004. Systems margins declined in the second quarter of 2005 by $0.6 million or 4.6%. Average gross margin on sales and sales-type lease of projection systems decreased in the second quarter of 2005 versus the same period in 2004 by 56.1% primarily due to the difference in the mix of projector systems recognized, and the used systems sold in the quarter. Partially offsetting these amounts is an increase in the margin impact of consensual lease buyouts of $3.9 million compared to $0.6 million for consensual lease buyouts in the same period of 2004 and $nil compared to $1.6 million for MPX conversion agreements in the same period of 2004.

The Company's film gross margin increased in the second quarter of 2005 by $1.4 million. During the second quarter of 2005, the Company's film post-production gross margin increased $0.9 million, mainly due to an increase in third party business. The Company's film distribution gross margin also increased $0.8 million due to the higher margin impact of 15/70 library films initially released in prior years. The Company's DMR gross margin decreased slightly by $0.4 million due to costs relating to the Company's DMR pictures.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

THREE MONTHS ENDED JUNE 30, 2005 VERSUS THREE MONTHS ENDED JUNE 30, 2004
(cont'd)

GROSS MARGIN (cont'd)

The Company's owned and operated theater gross margin decreased in the second quarter of 2005 by $0.3 million in comparison to the same period in 2004 as a result of higher rental fees paid to third parties.

Other gross margin increased by $0.7 million in the second quarter of 2005 primarily due to increased rentals of 2D and 3D cameras.

The Company anticipates higher gross margins throughout 2005 in comparison to 2004 due to a combination of higher system installations and its DMR film releases as commercial exhibitors continue to install new projection systems in their multiplexes.

OTHER

Selling, general and administrative expenses were $9.8 million in the second quarter of 2005 versus $8.6 million in the same period of 2004. Legal fees for the second quarter of 2005 increased by $0.7 million as the Company incurred legal costs related to patent infringement matters. Compensation expense increased by $1.1 million in the second quarter of 2005 in comparison to the same period in 2004 due to a higher non-cash stock-based compensation charge in the current quarter along with a higher Canadian dollar denominated salary expense due to the strength of the Canadian dollar compared to the previous year quarter. In addition, the Company has slightly higher staffing levels in the current year quarter due to a higher level of anticipated theater system signings and installations in the upcoming year. The Company recorded a foreign exchange loss of $0.5 million in the second quarter of 2005 compared to a loss of $0.2 million in the second quarter of 2004. The Company records foreign exchange translation gains and losses primarily on a portion of its financing receivable balances which are denominated in Canadian dollars, Euros and Japanese Yen. The Company recorded a capital tax recovery of $0.7 million net of capital tax expense of $0.2 million for the quarter. The Company expensed $0.2 million for capital taxes paid in the same period for 2004.

Receivable provisions net of recoveries for accounts receivable and financing receivables amounted to a net recovery of $0.4 million in the second quarter of 2005 compared to a net recovery of $0.1 million in the second quarter of 2004.

Interest income increased to $0.3 million in the second quarter of 2005 from $0.1 million in the second quarter of 2004 primarily due to higher average cash balances and short-term investments, and overall higher yields.

Interest expense increased to $4.2 million in the second quarter of 2005 from $4.1 million in the second quarter of 2004. Included in interest expense is the amortization of deferred finance costs in the amount of $0.2 million in the second quarters of 2005 and 2004 relating to the Senior Notes due 2010. The Company's policy is to defer and amortize all the costs relating to a debt financing over the life of the debt instrument.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

THREE MONTHS ENDED JUNE 30, 2005 VERSUS THREE MONTHS ENDED JUNE 30, 2004
(cont'd)

INCOME TAXES

The Company's effective tax rate differs from the statutory tax rate and will vary from year to year primarily as a result of numerous permanent differences, the Canadian manufacturing and processing profits deduction, investments and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or reductions in the year, changes in the Company's valuation allowance based on the Company's recoverability assessments of deferred tax assets, and favorable or unfavorable resolution of various tax examinations. The income tax expense (recovery) for the quarter is calculated by applying the estimated average annual effective tax rate of approximately 10% for the 2005 year to quarterly pre-tax income. In addition to the estimated 10% effective tax rate in the current quarter, the Company recorded a tax provision within current income taxes related to the conclusion of a tax examination by the provincial authorities for the 1999 and 2000 tax years. The audit resulted in a net cash tax recovery to the Company of $0.3 million in the quarter. The recovery has been recorded in two parts. An amount of $0.4 million has been charged through the current income tax provision to reflect the increase in income taxes for the periods audited offset by a recovery of provincial capital taxes for the same audit periods in the amount of $0.7 million. The recovery has been recorded in the quarter through selling, general and administrative expenses. As of June 30, 2005, the Company had a gross deferred income tax asset of $51.2 million, against which the Company is carrying a $44.7 million valuation allowance.

RESEARCH AND DEVELOPMENT

Research and development expenses remained consistent at $0.9 million in the second quarters of 2005 and 2004. The expenses primarily reflect research and development activities pertaining to the Company's new IMAX MPX theater projection system which is now complete. Through research and development, the Company continues to design and develop cinema-based equipment, software and other technologies to enhance its product offering, including the continued enhancement of a method of generating stereoscopic (3D) imaging data from a monoscopic (2D) source. The Company believes that the motion picture industry will be affected by the development of digital technologies, particularly in the areas of content creation (image capture), post-production (editing and special effects), digital re-mastering distribution and display. Consequently, the Company has made significant investments in digital technologies, including the development of a proprietary, patent-pending technology to digitally enhance image resolution and quality of 35mm motion picture films, and the conversion of monoscopic (2D) to stereoscopic (3D) images and holds a number of patents, patents pending and intellectual property rights in these areas. In addition, the Company holds numerous digital patents in the large-format field of use. However, there can be no assurance that the Company will be awarded patents covering its technology or that competitors will not develop similar technologies.

DISCONTINUED OPERATIONS

On December 23, 2003, the Company closed its owned and operated Miami IMAX theater. The Company abandoned or removed all of its assets from the theater in the first quarter of 2004. The Company is involved in a legal proceeding with the landlord of the theater with respect to the amount owing to the landlord by the Company for lease and guarantee obligations. The amount of loss to the Company has been estimated as between $0.8 million and $2.3 million. The Company paid out $0.8 million with respect to amounts owing to the landlord during 2003 and 2004. As the Company is uncertain as to the outcome of the proceeding, no additional amount has been recorded. The Company recorded $nil in net earnings from discontinued operations related to Miami IMAX theater in the second quarters of 2005 and 2004.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

THREE MONTHS ENDED JUNE 30, 2005 VERSUS THREE MONTHS ENDED JUNE 30, 2004
(cont'd)

DISCONTINUED OPERATIONS (cont'd)

Effective December 11, 2001, the Company completed the sale of its wholly-owned subsidiary, Digital Projection International, including its subsidiaries (collectively "DPI"), to a company owned by members of DPI management. As part of the transaction, the Company restructured its advances to DPI, releasing DPI from obligations to repay any amounts in excess of $12.7 million previously advanced by the Company, and reorganized the remaining $12.7 million of debt owing to the Company into two separate loan agreements. The loans receivable are collateralized by fixed and floating charges over all DPI assets including intellectual properties. One of the loans is convertible, upon the occurrence of certain events, into shares representing 49% of the total share capital of DPI. During the second quarter of 2005, the Company recognized $0.2 million (2004 - $0.2 million) in income from discontinued operations for cash received. As of June 30, 2005 the remaining balance of the loans and interest receivable is $13.5 million, of which $13.3 million has been allowed for.

SIX MONTHS ENDED JUNE 30, 2005 VERSUS SIX MONTHS ENDED JUNE 30, 2004

The Company reported net earnings from continuing operations before income taxes of $2.4 million or $0.06 per share on a diluted basis and net earnings from continuing operations after taxes of $1.9 million or $0.05 per share on a diluted basis for the first half of 2005. For the first half of 2004 the Company reported a net loss from continuing operations before income taxes of $0.1 million or $nil per share on a diluted basis and net earnings from continuing operations after taxes of $0.3 million or $0.01 per share on a diluted basis.

REVENUE

The Company's revenues for the first half of 2005 increased 9.9% to $62.2 million from $56.6 million in the same period last year.

Systems revenue increased to $42.4 million in the first half of 2005 from $36.5 million in the first half of 2004, an increase of 16.2%. Revenue from sales and leases increased to $30.4 million in the first half of 2005 from $24.9 million in 2004, an increase of 22.0%. This increase was due to a greater number of system recognitions, and higher revenue from consensual lease buyouts in the period, partially offset by lower average revenue per system. The Company recognized revenue on 14 theater systems which qualified as either sales or sales-type leases in the first half of 2005 versus seven theater systems in the first half of 2004. In addition, the Company installed and recognized revenue on three theater systems that qualified as operating leases in the first half of 2005 versus nil in the same period for 2004.

Four of the systems recognized in the first half of the year related to the sale of used theater systems. More specifically, one customer exercised an option to convert two operating leases into an outright purchase of the theater systems for additional cash consideration, and the Company sold two used theater systems to new owner/operators upon termination of the operating leases with the original lessees. As these transactions represent the sale of used systems that were several years old, their average value is substantially lower than that of a new theatre system installation.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

SIX MONTHS ENDED JUNE 30, 2005 VERSUS SIX MONTHS ENDED JUNE 30, 2004 (cont'd)

REVENUE (cont'd)

Average revenue per system decreased as a result of a change in mix of the systems outlined in the table below.

                              SIX MONTHS ENDED
                                  JUNE 30,
                              ----------------
                                 2005   2004
                                 ----   ----
Sales and Sales-type leases
   IMAX 2D GT .............        1     --
   IMAX 3D GT .............        5      4
   IMAX 3D SR .............        4      2
   IMAX 3D MPX ............        4      1
                                 ---    ---
                                  14      7
Operating leases
   IMAX 3D MPX ............        3     --
                                 ---    ---
   Total Recognitions .....       17      7
                                 ===    ===

The Company generally enters into multi-year system lease agreements with customers that typically contain customer payment obligations prior to the scheduled installation of the system. During the period of time between lease signing and system installation, certain customers each year generally are unable, or elect not, to proceed with system installation for a number of reasons, including business considerations, or the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the customer and the Company may enter into a consensual lease buyout, whereby the parties are released from their future obligations under the lease, the initial lease payments that the customer previously made to the Company are recognized as revenue and the geographic territory granted to the customer reverts to the Company. For this reason, the Company has a high degree of certainty of collecting the value of a signed contract, either through a consensual lease buyout or the installation of a theater system. In addition, since the introduction of its new IMAX MPX theater system in 2003, the Company has agreed with several customers to terminate their existing lease agreements which were in the Company's backlog and sign new MPX system agreements. Amounts relating to settlement revenue for the first half in 2005 total $11.0 million compared to $6.7 million for the same period in 2004. The settlement amounts are detailed as follows: $0.2 million in the first half of 2005 related to MPX conversion agreements compared to $3.2 million for the same period in 2004 and $10.8 million in the first half of 2005 related to consensual lease buyouts compared to $3.5 million for the same period in 2004. No revenue was recognized in respect of terminations of agreements after customer default in either the first half of 2005 or 2004. The Company anticipates that while MPX conversion agreements may continue as MPX systems continue to prove popular with commercial customers, overall revenue from consensual lease buyouts and terminations of agreements by customer default will likely decrease throughout the remainder of 2005 in comparison to 2004.

Ongoing rental revenue and maintenance revenue in the first half of 2005 increased 6.0% and 2.1%, respectively, from the same period in 2004. The Company expects to see an increase compared to 2004 in both ongoing rent and maintenance revenue as the Company's theater network continues to grow in 2005.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

SIX MONTHS ENDED JUNE 30, 2005 VERSUS SIX MONTHS ENDED JUNE 30, 2004 (cont'd)

REVENUE (cont'd)

Film revenues decreased to $10.2 million in the first half of 2005 from $11.1 million in the first half of 2004. IMAX DMR revenues, which are revenues to the Company generated from the gross box office performance of IMAX DMR films, increased to $2.9 million in 2005 from $1.4 million in 2004. The increase in DMR revenue was due to the continued successful performance of The Polar Express:
The IMAX 3D Experience, the March 2005 release of Robots: The IMAX Experience, and the June 2005 release of Batman Begins: The IMAX Experience. The increase in DMR revenues was partially offset by a decrease in film distribution revenues, which are revenues related to the release of films in the IMAX 15/70 library or new 15/70 productions to which the Company has distribution rights. Film distribution revenues decreased to $4.7 million in the first half of 2005 from $7.5 million in the first half of 2004, a decrease of 37.2%, primarily due to the release of NASCAR 3D: The IMAX Experience released in March 2004. There was no equivalent IMAX film released in 2005. Film production and post-production revenues increased to $2.6 million in the first half of 2005 from $2.2 million in the first half of 2004, an increase of 21.2% mainly due to an increase third party business at the Company's post-production unit.

The Company intends to release, in conjunction with studios, five films in 2005, including the already released Robots (March 2005), Batman Begins: The IMAX Experience (June 2005) and Charlie and The Chocolate Factory: The IMAX Experience (July 2005), as well as Magnificent Desolation 3D (September 2005) and Harry Potter and the Goblet of Fire: The IMAX Experience (November 2005). In addition, the Company plans to re-release the hit film The Polar Express: The IMAX 3D Experience in December 2005.

Theater operations revenue increased to $8.0 million in the first half of 2005 from $7.5 million in the first half of 2004, primarily due to an increase in the average ticket prices of 10.4%.

Other revenue increased to $1.6 million in the first half of 2005 from $1.5 million in the first half of 2004, an increase of 2.6%. An increase in revenue from 2D and 3D camera rentals was partially offset by a decrease in sponsorship and after market sales. Other revenue primarily includes revenue generated from the Company's camera and rental business and after market sales of projection system parts.

Based on the Company's expectation of 2005 system installations and its estimate of films to be released throughout 2005, the Company believes it will continue to see higher revenues in 2005 in comparison to 2004.

GROSS MARGIN

Gross margin in the first half of 2005 was $32.0 million, or 51.4% of total revenue, compared to $27.0 million, or 47.6% of total revenue in the first half of 2004. The increase in gross margins for 2005 is primarily due to a combination of the recognition of 17 systems during the period, three of which were operating leases versus seven recognitions in the prior year, and the margin impact of higher consensual lease buyouts during the period. Average gross margin on sales and sales-type lease of projection systems decreased in the first half of 2005 versus the same period in 2004 by 49.9% primarily due to the difference in the mix of projector systems recognized, and the used systems sold in the quarter. Included in gross margin are amounts for the first half of 2005 related to consensual lease buyouts of $10.8 million compared to $3.5 million in the same period in 2004 and MPX conversion agreements $0.2 million compared to $3.2 million in the same period in 2004.

The Company's film gross margin increased in the first half of 2005 by $1.7 million. During the first half of 2005, the Company's film post-production unit gross margin increased $1.4 million, mainly due to an increase in third party business. The Company's film distribution gross margin also increased $0.9 million due to the higher margin impact of 15/70 library films initially released in prior years. The Company's DMR gross margin decreased slightly by $0.4 million due to costs relating to the Company's DMR pictures.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

SIX MONTHS ENDED JUNE 30, 2005 VERSUS SIX MONTHS ENDED JUNE 30, 2004 (cont'd)

GROSS MARGIN (cont'd)

The Company's owned and operated theater gross margin decreased in the first half of 2005 in comparison to the same period in 2004 as a result of higher rental fees paid to third parties.

The Company anticipates higher gross margins throughout 2005 in comparison to 2004 due to a combination of higher system installations and its DMR film releases as commercial exhibitors continue to install new projection systems in their multiplexes.

OTHER

Selling, general and administrative expenses were $20.1 million in the first half of 2005 versus $17.0 million in the same period of 2004. Legal fees for the first half of 2005 increased by $ 1.2 million as the Company incurred legal costs related to patent infringement matters and settled certain litigation matters. Compensation expense increased by $2.3 million in the first half of 2005 in comparison to the same period in 2004 due largely to a higher non-cash stock-based compensation charge along with a higher Canadian dollar denominated salary expense due to the strength of the Canadian dollar. In addition, the Company has slightly higher staffing levels in the first half of the current year due to a higher level of anticipated theater system signings and installations in the upcoming year. The Company recorded a foreign exchange loss of $0.7 million in the first half of 2005 compared to a loss of $0.5 million in the same period in 2004. The Company records foreign exchange translation gains and losses primarily on a portion of its financing receivable balances which are denominated in Canadian dollars, Euros and Japanese Yen. The company recorded a capital tax recovery of $0.3 million net of capital tax expense for refunds received in the first half of 2005 and expensed $0.4 million for capital taxes in the same period for 2004.

Amortization of intangibles remained consistent at $0.3 million in each of the first halves of 2005 and 2004.

Receivable provisions net of recoveries for accounts receivable and financing receivables amounted to a net recovery of $0.2 million in the first half of 2005 compared to a net recovery of $1.0 million in the first half of 2004.

Interest income increased to $0.5 million in the first half of 2005 from $0.2 million in the first half of 2004 primarily due to higher average cash balances and short-term investments, and overall higher yields.

Interest expense increased to $8.4 million in the first half of 2005 from $8.2 million in the first half of 2004. Included in interest expense is the amortization of deferred finance costs in the amount $0.4 million in the first half of 2005 and 2004 related to senior notes due 2010. The Company's policy is to defer and amortize all the costs relating to a debt financing over the life of the debt instrument.

INCOME TAXES

The Company's effective tax rate differs from the statutory tax rate and will vary from year to year primarily as a result of numerous permanent differences, the Canadian manufacturing and processing profits deduction, investments and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or reductions in the year, changes in the Company's valuation allowance based on the Company's recoverability assessments of deferred tax assets, and favorable or unfavorable resolution of various tax examinations. The income tax expense (recovery) for the quarter is calculated by applying the estimated average annual effective tax rate of approximately 10% for the 2005 year to quarterly pre-tax income. The first half of 2005 income tax provision also included an amount of $0.3 million in respect of the conclusion of various tax examinations for the 1999 and 2000 taxation years. As of June 30, 2005, the Company had a gross deferred income tax asset of $51.2 million, against which the Company is carrying a $44.7 million valuation allowance.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

SIX MONTHS ENDED JUNE 30, 2005 VERSUS SIX MONTHS ENDED JUNE 30, 2004 (cont'd)

RESEARCH AND DEVELOPMENT

Research and development expenses were $1.5 million in the first half of 2005 versus $2.0 million in the first half of 2004. The lower level of expenses in 2005 primarily reflects research and development activities pertaining to the Company's new IMAX MPX theater projection system which is now complete. Through research and development, the Company continues to design and develop cinema-based equipment, software and other technologies to enhance its product offering, including the continued enhancement of a method of generating stereoscopic (3D) imaging data from a monoscopic (2D) source. The Company believes that the motion picture industry will be affected by the development of digital technologies, particularly in the areas of content creation (image capture), post-production (editing and special effects), digital re-mastering distribution and display. Consequently, the Company has made significant investments in digital technologies, including the development of a proprietary, patent-pending technology to digitally enhance image resolution and quality of 35mm motion picture films, and the conversion of monoscopic (2D) to stereoscopic
(3D) images and holds a number of patents, patents pending and intellectual property rights in these areas. In addition, the Company holds numerous digital patents in the large-format field of use. However, there can be no assurance that the Company will be awarded patents covering its technology or that competitors will not develop similar technologies.

LOSS ON RETIREMENT OF NOTES

During the first half of 2004, the Company recorded a loss of $0.8 million related to costs associated with the redemption of $29.2 million of the Company's Old Senior Notes. This transaction had the effect of fully extinguishing the Old Senior Notes.

DISCONTINUED OPERATIONS

On December 23, 2003, the Company closed its owned and operated Miami IMAX theater. The Company abandoned or removed all of its assets from the theater in the first quarter of 2004. The Company is involved in a legal proceeding with the landlord of the theater with respect to the amount owing to the landlord by the Company for lease and guarantee obligations. The amount of loss to the Company has been estimated as between $0.8 million and $2.3 million. The Company paid out $0.8 million with respect to amounts owing to the landlord during 2003 and 2004. As the Company is uncertain as to the outcome of the proceeding, no additional amount has been recorded. The Company recorded $nil in net earnings from discontinued operations related to Miami IMAX theater in the first halves of 2005 and 2004.

Effective December 11, 2001, the Company completed the sale of its wholly-owned subsidiary, Digital Projection International, including its subsidiaries (collectively "DPI"), to a company owned by members of DPI management. As part of the transaction, the Company restructured its advances to DPI, releasing DPI from obligations to repay any amounts in excess of $12.7 million previously advanced by the Company, and reorganized the remaining $12.7 million of debt owing to the Company into two separate loan agreements. The loans receivable are collateralized by fixed and floating charges over all DPI assets including intellectual properties. One of the loans is convertible, upon the occurrence of certain events, into shares representing 49% of the total share capital of DPI. During the first half of 2005, the Company recognized $0.4 million (2004 - $0.4 million) in income from discontinued operations for cash received. As of June 30, 2005 the remaining balance of the loans and interest receivable is $13.5 million, of which $13.3 million has been allowed for.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

LIQUIDITY AND CAPITAL RESOURCES

CREDIT FACILITY

On February 6, 2004, the Company entered into a loan agreement for a secured revolving credit facility (the "Credit Facility") The Credit Facility is a three-year revolving credit facility with yearly renewal options thereafter, permitting maximum aggregate borrowings of $20.0 million, subject to a borrowing base calculation which includes the Company's financing receivables, and certain reserve requirements and further reduced by outstanding letters of credit. The Credit Facility bears interest at Prime + 0.25% per annum or Libor + 2.0% per annum and is collateralized by a first priority security interest in all of the current and future assets of the Company. The Credit Facility contains typical affirmative and negative covenants, including covenants that restrict the Company's ability to: incur certain additional indebtedness; make certain loans, investments or guarantees; pay dividends; make certain asset sales; incur certain liens or other encumbrances; conduct certain transactions with affiliates and enter into certain corporate transactions or dissolve. In addition, the Credit Facility contains customary events of default, including upon an acquisition or a change of control that has a material adverse effect on the Company's financial condition. The Credit Facility also requires the Company to maintain a minimum level of earnings before interest, taxes, depreciation and amortization, and cash collections. As at June 30, 2005, the Company has not drawn down on the Credit Facility, however, it has issued letters of credit for $9.6 million under the Credit Facility arrangement.

CASH AND CASH EQUIVALENTS

As at June 30, 2005, the Company's principal sources of liquidity included cash and cash equivalents of $18.8 million, short-term investments of $15.1 million, the Credit Facility, trade accounts receivable of $21.8 million and anticipated collection from net investment in leases due in the next 12 months of $8.4 million. As at June 30, 2005, the Company had not drawn down any amounts under the Credit Facility.

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

Cash provided by operating activities amounted to $3.8 million for the period ended June 30, 2005. Changes in other non-cash operating assets as compared to December 31, 2004 include an increase of $3.0 million in inventories, an increase of $1.1 million in financing receivables, a $1.6 million increase in accounts receivable and a $0.7 million increase in prepaid expenses which relates to prepaid film print costs that will be expensed over the period to be benefited. Changes in other non-cash operating liabilities as compared to December 31, 2004 include an increase in deferred revenue of $6.0 million, an increase in accounts payable of $0.7 million and a decrease of $3.4 million in accrued liabilities. Included in accrued liabilities for the period ended June 30, 2005 were $2.6 million in film finance proceeds which are required to be spent on a specific film project and an amount of $27.9 million in respect of accrued pension obligations which are long-term in nature.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

LIQUIDITY AND CAPITAL RESOURCES (cont'd)

CASH AND CASH EQUIVALENTS (cont'd)

Cash used in investing activities amounted to $16.3 million in the first half of 2005, which includes an increase in short-term investments of $15.1 million, purchases of $0.5 million in fixed assets, an increase in other assets of $0.4 million and an increase in other intangible assets of $0.3 million.

Cash provided by financing activities in the first half of 2005 amounted to $2.3 million primarily due to the issuance of common shares through the exercise of stock options. The Company also received $0.2 million in cash on a note receivable from a discontinued operation.

Capital expenditures including the purchase of fixed assets and investments in film assets were $5.3 million for the first half of 2005.

Cash provided by operating activities amounted to $0.5 million for the period ended June 30, 2004. Changes in other non-cash operating assets and liabilities included a decrease in deferred revenue of $12.1 million, and a decrease of $1.8 million in inventories. Cash used by investing activities for the first half of 2004 amounted to $1.4 million, primarily consisting of $0.6 million invested in fixed assets and $0.7 million invested in other assets. Cash used in financing activities included a $29.2 million retirement of its Old Senior Notes. The Company also received $0.4 million in cash on a note receivable from a discontinued operation. Capital expenditures including the purchase of fixed assets net of sales proceeds and investments in film assets were $2.0 million for the first half of 2004.

LETTERS OF CREDIT AND OTHER COMMITMENTS

As at June 30, 2005, the Company has letters of credit of $9.6 million outstanding of which the entire balance has been secured by the Credit Facility. In addition, the Company is required to expend $2.6 million included in accrued liabilities as at June 30, 2005 towards the production of a future motion picture title.

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

As at June 30, 2005, the Company had outstanding $159.0 million aggregate principal of Registered Senior Notes and $1.0 million aggregate principal of Unregistered Senior Notes.

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

PENSION OBLIGATIONS

The Company has a defined benefit pension plan covering its two Co-Chief Executive Officers. As at June 30, 2005, the Company had an unfunded and accrued projected benefit obligation of approximately $27.9 million (December 31, 2004 - $25.9 million) in respect of this defined benefit pension plan. The Company intends to use the proceeds of life insurance policies taken on its Co-Chief Executive Officers to be applied towards the, in whole or in part, benefits due and payable under the plan, although there can be no assurance that the Company will ultimately do so.

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

                                IMAX CORPORATION

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

(A) In March 2005, the Company, together with Three-Dimensional Media Group, Ltd. ("3DMG"), filed a complaint in the U.S. District Court for the Central District of California, Western Division, against In-Three, Inc. ("In-Three") alleging patent infringement. The Company and 3DMG allege that In-Three has deliberately infringed a patent which covers a proprietary 2D-to-3D film conversion process, and seek injunctive relief and damages. In April 2005, In-Three filed an Answer denying infringement and asserting that the patent in suit is invalid and unenforceable. In-Three also asserted counterclaims that seek a declaratory judgment of non-infringement, invalidity, and unenforceability of the patent in suit, and damages for alleged false advertising, false designation of origin, breach of contract, interference with prospective economic advantage and/or unfair competition, and further sought a stay of the proceedings pending a review of the patent in suit by the U.S. Patent and Trademark Office ("PTO"). On June 7, 2005, In-Three moved to dismiss the Company's and 3DMG's claims against it for lack of jurisdiction. On July 21, 2005, In-Three's claims were amended to assert counterclaims against the Company for willful infringement of In-Three's patents, and seek an injunction against the Company to enjoin it from practicing its 2D-to-3D film conversion technology. On July 21 and July 29, 2005, the Court issued orders: (i) rejecting In-Three's motion to dismiss the proceedings, (ii) rejecting In-Three's motion for a preliminary injunction against the Company, (iii) rejecting In-Three's motion to stay the proceedings for an examination by the PTO and (iv) rejecting the Company's motion for a preliminary injunction against In-Three. Accordingly the Company believes the case will proceed to trial, and the Court informed the parties that it intends to oversee a swift resolution of the proceedings. The Company will continue to vigorously pursue its claims and believes that all of the allegations made by In-Three are without merit. The Company further believes the amount of the loss, if any, suffered in connection with the counterclaims would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

(B) In November 2001, the Company filed a complaint with the District Court of Munich against Big Screen, a German large-screen cinema owner in Berlin ("Big Screen"), demanding payment of rental payments and certain other amounts owed to the Company. Big Screen has raised a defense based on alleged infringement of German antitrust rules, relating mainly to an allegation of excessive pricing. Big Screen had brought a number of motions for restraining orders in this matter relating to the Company's provision of films and maintenance, all of which have been rejected by the courts, including the Berlin Court of Appeals, and for which all appeals have been exhausted. The Company believes that all of the allegations in Big Screen's individual defense are entirely without merit and will accordingly continue to prosecute this matter vigorously. The Company believes that the amount of the loss, if any, suffered in connection with this dispute would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

(C) In May, 2002, the Company filed a complaint with the District Court of Nuremberg-Furth, Germany against Siewert Holding in Wuerzburg ("Siewert"), demanding payment of rental obligations and other amounts owed to the Company. Siewert raised a defense based on alleged infringement of German antitrust rules. By judgement of December 20, 2002, the District Court rejected the defense and awarded judgement in documentary proceedings in favor of the Company and added further amounts that had fallen due. Siewert applied for leave to appeal to the German Supreme Court on matters of law, which was rejected by the German Supreme Court in March 2004. Siewert subsequently made a partial payment of amounts awarded to the Company. Siewert has filed follow up proceedings to the documentary proceedings in the District Court, essentially repeating the claims rejected in the documentary proceeding. On September 30, 2004, Siewert filed for insolvency with the Local Court in Wuerzburg. To the extent the lawsuit will be continued following the commencement of the insolvency proceedings, the Company will continue to vigorously pursue its claims and believes that the amount of loss, if any, suffered in connection with these proceedings would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

                                IMAX CORPORATION

(D) In January 2004, the Company and IMAX Theater Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages of approximately $3.7 million before the International Court of Arbitration of the International Chambers of Commerce (the "ICC") with respect to the breach by Electronic Media Limited ("EML") of its December 2000 agreement with the Company. In April 2004, EML filed an answer and counterclaim seeking the return of funds EML has paid to the Company, incidental expenses and punitive damages. In June 2004, the Company commenced a related arbitration before the ICC against EML's affiliate, E-CITI Entertainment (I) PVT Limited ("E-Citi"), seeking $17.8 million as a result of E-Citi's breach of a September 2000 lease agreement. E-Citi has responded to the arbitration demand and has asserted several defenses. The Company believes that the allegations made by EML in its counterclaim are entirely without merit and has requested that the counterclaim be dismissed on the basis that EML has advised the ICC that it has insufficient funds to pay its share of the arbitration costs. The Company believes that the amount of loss, if any, suffered in connection with the arbitration would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

(E) In addition to the matters described above, the Company is currently involved in other legal proceedings which, in the opinion of the Company's management, will not materially affect the Company's financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such proceedings.

                                IMAX CORPORATION

ITEM 6. EXHIBITS

(A)  EXHIBITS

10.22   First Amendment to the Loan Agreement dated June 30, 2005 between
        Congress Financial Corporation (Canada) and IMAX Corporation

31.1    Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of
        2002, dated August 4, 2005, by Bradley J. Wechsler.

31.2    Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of
        2002, dated August 4, 2005, by Richard L. Gelfond.

31.3    Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of
        2002, dated August 4, 2005, by Francis T. Joyce

32.1    Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of
        2002, dated August 4, 2005, by Bradley J. Wechsler.

32.2    Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of
        2002, dated August 4, 2005, by Richard L. Gelfond.

32.3    Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of
        2002, dated August 4, 2005, by Francis T. Joyce

                                IMAX CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        IMAX CORPORATION


Date: August 4, 2005                    By: /s/ Francis T. Joyce
                                            ------------------------------------
                                            Francis T. Joyce
                                            Chief Financial Officer
                                            (Principal Financial Officer)


Date: August 4, 2005                    By: /s/ Kathryn A. Gamble
                                            ------------------------------------
                                            Kathryn A. Gamble
                                            Vice President, Finance, Controller
                                            (Principal Accounting Officer)