Form 10-Q
period 2005-09-30
IMAX CORP
filed 2005-11-03
CIK 921582

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

                                 Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class                        Outstanding as of October 15, 2005
-----                        ----------------------------------
Common stock, no par value               40,208,743

================================================================================

                                IMAX CORPORATION

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements............................................     3

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations...................    28

Item 3.  Quantitative and Qualitative Factors about Market Risk..........    45

Item 4.  Controls and Procedures.........................................    45

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...............................................    46

Item 6.  Exhibits........................................................    48

Signatures...............................................................    49

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

     Certain statements included in this quarterly report may constitute "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, references to future capital expenditures (including the amount and nature thereof), business strategies and measures to implement strategies, competitive strengths, goals, expansion and growth of business and operations, plans and references to the future success of IMAX Corporation together with its wholly-owned subsidiaries (the "Company") and expectations regarding the Company's future operating results. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the expectations and predictions of the Company is subject to a number of risks and uncertainties, including, but not limited to, general economic, market or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by the Company; competitive actions by other companies; conditions in the in-home and out-of-home entertainment industries; changes in laws or regulations; conditions in the commercial exhibition industry; the acceptance of the Company's new technologies; risks associated with investments and operations in foreign jurisdictions and any future international expansion, including those related to economic, political and regulatory policies of local governments and laws and policies of the United States and Canada; the potential impact of increased competition in the markets the Company operates within; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this quarterly report are qualified by these cautionary statements, and actual results or anticipated developments by the Company may not be realized, and even if substantially realized, may not have the expected consequences to, or effects on, the Company. The Company undertakes no obligation to update publicly or otherwise revise any forward-looking information, whether as a result of new information, future events or otherwise.

                                   ----------

IMAX(R), IMAX(R) Dome, IMAX(R) 3D, IMAX(R) 3D Dome, The IMAX Experience(R), An IMAX Experience(R), IMAX DMR(R), IMAX MPX(R), IMAX think big(R) and think big(R) are trademarks and trade names of the Company or its subsidiaries that are registered or otherwise protected under laws of various jurisdictions.

                                IMAX CORPORATION

                                                                            PAGE
                                                                            ----
PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        The following Condensed Consolidated Financial Statements are filed as part of this Report:

        Condensed Consolidated Balance Sheets as at September 30, 2005
        and December 31, 2004............................................     4

        Condensed Consolidated Statements of Operations for the three
        and nine month periods ended September 30, 2005 and 2004.........     5

        Condensed Consolidated Statements of Cash Flows for the nine
        month periods ended September 30, 2005 and 2004..................     6

        Notes to Condensed Consolidated Financial Statements.............     7

                                IMAX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
                         (in thousands of U.S. dollars)

                                                                               SEPTEMBER 30,
                                                                                    2005       DECEMBER 31,
                                                                                (UNAUDITED)        2004
                                                                               -------------   ------------
ASSETS

Cash and cash equivalents                                                        $  22,052     $  28,964
Short-term investments                                                              12,232            --
Accounts receivable, net of allowance for doubtful accounts of $7,198
   (2004 - $8,390)                                                                  21,378        19,899
Financing receivables (note 3)                                                      61,189        59,492
Inventories (note 4)                                                                31,665        29,001
Prepaid expenses                                                                     5,121         2,279
Film assets                                                                          2,832           871
Fixed assets                                                                        28,258        28,712
Other assets                                                                        12,080        13,377
Deferred income taxes (note 12)                                                      6,470         6,171
Goodwill                                                                            39,027        39,027
Other intangible assets                                                              2,991         3,060
                                                                                 ---------     ---------
   Total assets                                                                  $ 245,295     $ 230,853
                                                                                 =========     =========

LIABILITIES

Accounts payable                                                                 $   6,821     $   5,827
Accrued liabilities (note 8(c))                                                     55,574        56,897
Deferred revenue                                                                    57,246        50,505
Senior Notes due 2010 (note 5)                                                     160,000       160,000
                                                                                 ---------     ---------
   Total liabilities                                                               279,641       273,229
                                                                                 ---------     ---------

COMMITMENTS AND CONTINGENCIES (notes 8 and 9)

SHAREHOLDERS' EQUITY (DEFICIT)

Capital stock - Common shares - no par value. Authorized -
   unlimited number. Issued and outstanding - 40,128,659 (2004 - 39,446,964)       121,260       116,281
Other equity                                                                         1,691         3,227
Deficit                                                                           (156,358)     (160,945)
Accumulated other comprehensive income (loss)                                         (939)         (939)
                                                                                 ---------     ---------
   Total shareholders' deficit                                                     (34,346)      (42,376)
                                                                                 ---------     ---------
   Total liabilities and shareholders' equity (deficit)                          $ 245,295     $ 230,853
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
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED    NINE MONTHS ENDED
                                                               SEPTEMBER 30,        SEPTEMBER 30,
                                                            ------------------   --------   --------
                                                               2005      2004      2005       2004
                                                             -------   -------   --------   --------
REVENUE
IMAX systems (note 10(a))                                    $20,236   $21,309   $ 62,657   $ 57,811
Films                                                          8,047     6,076     18,295     17,166
Theater operations                                             4,311     3,689     12,325     11,203
Other                                                            780       753      2,343      2,276
                                                             -------   -------   --------   --------
                                                              33,374    31,827     95,620     88,456
COSTS OF GOODS AND SERVICES                                   17,600    17,356     47,832     47,014
                                                             -------   -------   --------   --------
GROSS MARGIN                                                  15,774    14,471     47,788     41,442

Selling, general and administrative expenses (note 10(b))      8,966     7,587     29,021     24,541
Research and development                                         890     1,019      2,429      3,034
Amortization of intangibles                                      164       240        481        545
Receivable provisions, net of (recoveries) (note 11)            (310)        2       (468)      (965)
                                                             -------   -------   --------   --------
EARNINGS FROM OPERATIONS                                       6,064     5,623     16,325     14,287

Interest income                                                  243       439        741        664
Interest expense                                              (4,185)   (4,378)   (12,584)   (12,566)
Loss on retirement of notes (note 6)                              --        --         --       (784)
                                                             -------   -------   --------   --------
NET EARNINGS FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES                                                2,122     1,684      4,482      1,601
Recovery of (provision for) income taxes (note 12)              (202)      (84)      (681)       255
                                                             -------   -------   --------   --------
NET EARNINGS FROM CONTINUING OPERATIONS                        1,920     1,600      3,801      1,856
Net earnings from discontinued operations (note 15)              360       200        786        600
                                                             -------   -------   --------   --------
NET EARNINGS                                                 $ 2,280   $ 1,800   $  4,587   $  2,456
                                                             =======   =======   ========   ========
EARNINGS PER SHARE (note 13(b)):
Earnings per share - basic:
   Net earnings from continuing operations                   $  0.05   $  0.04   $   0.10   $   0.05
   Net earnings from discontinued operations                 $  0.01   $  0.01   $   0.02   $   0.01
                                                             -------   -------   --------   --------
   Net earnings                                              $  0.06   $  0.05   $   0.12   $   0.06
                                                             =======   =======   ========   ========

Earnings per share - diluted:
   Net earnings from continuing operations                   $  0.04   $  0.04   $   0.09   $   0.05
   Net earnings from discontinued operations                 $  0.01   $  0.01   $   0.02   $   0.01
                                                             -------   -------   --------   --------
   Net earnings                                              $  0.05   $  0.05   $   0.11   $   0.06
                                                             =======   =======   ========   ========


         (the accompanying notes are an integral part of these condensed consolidated financial statements)

                                IMAX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
                         (in thousands of U.S. dollars)
                                   (UNAUDITED)

                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                         -------------------------------
                                                                                2005        2004
                                                                               --------   --------
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net earnings                                                                   $  4,587   $  2,456
   Net (earnings) from discontinued operations                                     (786)      (600)
Items not involving cash:
   Depreciation and amortization                                                 11,490     10,537
   Write-downs (recoveries)                                                        (468)      (963)
   Change in deferred income taxes                                                 (299)      (788)
   Loss on retirement of notes                                                       --        784
   Stock and other non-cash compensation                                          3,554      2,264
   Non-cash foreign exchange loss (gain)                                            167        (12)
Premium on repayment of notes                                                        --       (576)
Investment in film assets                                                        (7,315)    (2,782)
Changes in restricted cash                                                           --      4,961
Changes in other non-cash operating assets and liabilities                       (7,239)   (10,606)
                                                                               --------   --------
Net cash provided by operating activities                                         3,691      4,675
                                                                               --------   --------

INVESTING ACTIVITIES
Increase in short-term investments                                              (12,232)        --
Purchase of fixed assets                                                         (1,194)      (693)
Increase in other assets                                                           (562)      (857)
Increase in other intangible assets                                                (412)      (271)
                                                                               --------   --------
Net cash used in investing activities                                           (14,400)    (1,821)
                                                                               --------   --------

FINANCING ACTIVITIES
Repayment of Old Senior Notes due 2005                                               --    (29,234)
Financing costs related to Senior Notes due 2010                                     --       (681)
Common shares issued                                                              3,219         44
Net cash provided by financing activities from discontinued operations              429        400
                                                                               --------   --------
Net cash provided by (used in) financing activities                               3,648    (29,471)
                                                                               --------   --------
Effects of exchange rate changes on cash                                            149         (1)
                                                                               --------   --------
DECREASE IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS                 (7,341)   (27,018)
Increase in cash and cash equivalents from discontinued
   operations                                                                       429        400
                                                                               --------   --------
DECREASE IN CASH AND CASH EQUIVALENTS, DURING THE PERIOD                         (6,912)   (26,618)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   28,964     47,282
                                                                               --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $ 22,052   $ 20,664
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

                                              THREE MONTHS ENDED   NINE MONTHS ENDED
                                                SEPTEMBER 30,        SEPTEMBER 30,
                                              ------------------   -----------------
                                                2005      2004      2005      2004
                                               ------   -------    -------   -------
Net earnings as reported                       $2,280   $ 1,800    $ 4,587   $ 2,456
Stock based compensation expense, if the
   methodology prescribed by FAS 123 had
   been adopted                                  (723)   (1,930)    (2,247)   (5,292)
                                               ------   -------    -------   -------
Adjusted net earnings (loss)                   $1,557   $  (130)   $ 2,340   $(2,836)
                                               ======   =======    =======   =======

Earnings (loss) per share - basic:
   Net earnings as reported                    $ 0.06   $  0.05    $  0.12   $  0.06
   FAS 123 stock based compensation expense    $(0.02)  $ (0.05)   $ (0.06)  $ (0.13)
                                               ------   -------    -------   -------
Adjusted net earnings (loss)                   $ 0.04   $    --    $  0.06   $ (0.07)
                                               ======   =======    =======   =======
Earnings (loss) per share - diluted:
   Net earnings as reported                    $ 0.05   $  0.05    $  0.11   $  0.06
   FAS 123 stock based compensation expense    $(0.01)  $ (0.05)   $ (0.05)  $ (0.13)
                                               ------   -------    -------   -------
   Adjusted net earnings (loss)                $ 0.04   $    --    $  0.06   $ (0.07)
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

1.   BASIS OF PRESENTATION (cont'd)

     EMPLOYEE STOCK-BASED COMPENSATION (cont'd)

     The weighted average fair value of common share options granted to employees for the three and nine months ended September 30, 2005 at the time of grant was $3.70 and $3.60 per share, respectively (2004 - $2.11 and $2.07 per share). The Company uses a Binomial option-pricing model to determine the fair value of common share options at the grant date. For the three and nine months ended September 30, the following assumptions were used:

                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                          SEPTEMBER 30,                SEPTEMBER 30,
                                  ---------------------------   ---------------------------
                                      2005           2004           2005           2004
                                  ------------   ------------   ------------   ------------
Average risk-free interest rate           4.14%          4.07%          4.14%          4.84%
Equity risk premium               6.79% - 6.93%  5.54% - 6.25%  5.57% - 7.38%  3.82% - 6.25%
Beta                                      1.27    1.04 - 1.11    1.06 - 1.31    0.95 - 1.11
Expected option life (in years)    5.37 - 5.43    4.44 - 5.36    2.23 - 5.43    2.57 - 5.36
Average expected volatility                 62%            62%            62%            62%
Annual termination probability    8.06% - 9.62%  8.06% - 9.62%  8.06% - 9.62%  8.06% - 9.62%
Dividend yield                               0%             0%             0%             0%

2.   VARIABLE INTEREST ENTITIES

     In January 2003, the FASB issued Financial Interpretation 46 ("FIN 46"), Consolidation of Variable Interest Entities ("VIEs"), in an effort to expand and clarify existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. FIN 46 was effective immediately for all enterprises with variable interests in VIEs created after January 31, 2003 and on January 1, 2004 for all previously existing variable interest entities. Under FIN 46, if an entity is determined to be a variable interest entity, it must be consolidated by the enterprise that absorbs the majority of the entity's expected losses if they occur, receives a majority of the entity's expected residual returns if they occur, or both. On December 24, 2003, the FASB issued a revised FIN 46, defined as FIN 46R. Commencing January 1, 2004, the Company was required to consolidate the accounts of all VIEs for which it is the primary beneficiary ("PB"), as required by FIN 46R. The Company has evaluated its various variable interests to determine whether they are in VIE's. The Company reviewed its management agreements relating to theaters which the Company manages, and has no equity interest, and concluded that such arrangements were not variable interests since the Company's fees are commensurate with the level of service and the theater owner retains the right to terminate the service. The Company has also reviewed its financial arrangements with theaters where it shares in the profit or losses of the theater. The Company has not considered these arrangements under FIN 46R as the arrangements meet the scope exceptions defined in the pronouncement. The Company has determined that certain of its film production companies are VIEs. Since in one case the Company absorbs a majority of the VIE's losses, the Company has determined that it is the PB of the entity. The Company continues to consolidate this entity with no material impact on the operating results or financial condition of the Company as the production company has total assets of $nil and total liabilities of $nil as at September 30, 2005. The Company also has interests in three other film production companies which are VIEs, however the Company did not consolidate these film entities since it does not bear the majority of the expected losses or expected residual returns. As of September 30, 2005, these three VIEs have total assets of $2.3 million and total liabilities of $2.4 million.

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

3.   FINANCING RECEIVABLES

     The Company generally provides its theater systems to customers on a long-term lease basis, typically with initial lease terms of 10 to 20 years. Financing receivables consisting of net investment in leases and long term receivables are comprised of the following:

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                         2005           2004
                                                    -------------   ------------
NET INVESTMENT IN LEASES
Gross minimum lease amounts receivable                $ 90,728        $ 98,666
Residual value of equipment                                645             637
Unearned finance income                                (34,414)        (39,844)
                                                      --------        --------
Present value of minimum lease amounts receivable       56,959          59,459
Accumulated allowance for uncollectible amounts         (2,704)         (4,435)
                                                      --------        --------
Net investment in leases                                54,255          55,024
                                                      --------        --------
Long-term receivables                                    6,934           4,468
                                                      --------        --------
Total financing receivables                           $ 61,189        $ 59,492
                                                      ========        ========

4.   INVENTORIES

                  SEPTEMBER 30,   DECEMBER 31,
                       2005           2004
                  -------------   ------------
Raw materials        $ 9,557         $ 7,375
Work-in-process        9,529           6,512
Finished goods        12,579          15,114
                     -------         -------
                     $31,665         $29,001
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

     As at September 30, 2005, the Company had outstanding $159.0 million aggregate principal of Registered Senior Notes and $1.0 million aggregate principal of Unregistered Senior Notes.

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

7.   CREDIT FACILITY

     On February 6, 2004, the Company entered into a loan agreement for a secured revolving credit facility (the "Credit Facility") The Credit Facility is a three-year revolving credit facility with yearly renewal options thereafter, permitting maximum aggregate borrowings of $20.0 million, subject to a borrowing base calculation which includes the Company's financing receivables, and certain reserve requirements and further reduced by outstanding letters of credit. The Credit Facility bears interest at Prime + 0.25% per annum or Libor + 2.0% per annum and is collateralized by a first priority security interest in all of the current and future assets of the Company. The Credit Facility contains typical affirmative and negative covenants, including covenants that restrict the Company's ability to: incur certain additional indebtedness; make certain loans, investments or guarantees; pay dividends; make certain asset sales; incur certain liens or other encumbrances; conduct certain transactions with affiliates and enter into certain corporate transactions. In addition, the Credit Facility contains customary events of default, including upon an acquisition or a change of control that has a material adverse effect on the Company's financial condition. The Credit Facility also requires the Company to maintain a minimum level of earnings before interest, taxes, depreciation and amortization, and cash collections. As at September 30, 2005, the Company has not drawn down on the Credit Facility, and has letters of credit for $9.2 million secured by the Credit Facility arrangement.

8.   COMMITMENTS

(A) The Company's total minimum annual rental payments to be made under operating leases for premises as of September 30, 2005 for each of the years ended December 31, are as follows:

2005 (three months remaining)   $ 1,282
2006                              5,667
2007                              5,344
2008                              5,041
2009                              5,033
Thereafter                       24,207
                                -------
                                $46,574
                                =======

(B) As at September 30, 2005, the Company has letters of credit of $9.2 million (December 31, 2004 - $5.5 million) secured by the Company's Credit Facility arrangement (see note 7).

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)

8.   COMMITMENTS (cont'd)

(C) In March 2004, the Company received $5.0 million in cash under a film financing arrangement which was included in accrued liabilities. In the second quarter of 2005, the Company received another $3.8 million under the same film financing arrangement. The Company was required to expend these funds towards the production and distribution of a motion picture title. During the third quarter, the Company spent $1.9 million towards the production. The film was released in the third quarter of 2005 and the Company no longer has a film financing commitment as at September 30, 2005.

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

(A) In March 2005, the Company, together with Three-Dimensional Media Group, Ltd. ("3DMG"), filed a complaint in the U.S. District Court for the Central District of California, Western Division, against In-Three, Inc. ("In-Three") alleging patent infringement and seeking injunctive relief and damages. In April 2005, In-Three filed an Answer denying infringement and asserting counterclaims that seek a declaratory judgment of non-infringement, invalidity, and unenforceability of the patent in suit, and damages for alleged false advertising, false designation of origin, breach of contract, interference with prospective economic advantage and/or unfair competition, and further sought a stay of the proceedings pending a review of the patent in suit by the U.S. Patent and Trademark Office ("PTO"), which review was granted by the PTO on August 5, 2005. On June 7, 2005, In-Three moved to dismiss the Company's and 3DMG's claims against it for lack of jurisdiction and on July 21, 2005, In-Three's claims were amended to assert counterclaims against the Company for willful infringement of In-Three's patents, and to seek an injunction against the Company to enjoin it from practicing its film conversion technology. On July 21 and July 29, 2005, the Court issued orders: (i) rejecting In-Three's motion to dismiss the proceedings, (ii) rejecting In-Three's motion for a preliminary injunction against the Company, (iii) rejecting In-Three's motion to stay the proceedings for an examination by the PTO and
     (iv) rejecting the Company's motion for a preliminary injunction against In-Three. Accordingly the Company believes the case will proceed to trial, and the Court informed the parties that it intends to oversee a swift resolution of the proceedings. On October 21, 2005, In-Three and the Company agreed to engage in mandatory private mediation of the matter pursuant to Local Rule 16-14 of the District Court. The Company will continue to vigorously pursue its claims and believes that all of the allegations made by In-Three are without merit. The Company further believes the amount of the loss, if any, suffered in connection with the counterclaims would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

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

(C) In May 2002, the Company filed a complaint with the District Court of Nuremberg-Furth, Germany against Siewert Holding in Wuerzburg ("Siewert"), demanding payment of rental obligations and other amounts owed to the Company. Siewert raised a defense based on alleged infringement of German antitrust rules. By judgement of December 20, 2002, the District Court rejected the defense and awarded judgement in documentary proceedings in favor of the Company and added further amounts that had fallen due. Siewert applied for leave to appeal to the German Supreme Court on matters of law, which was rejected by the German Supreme Court in March 2004. Siewert subsequently made a partial payment of amounts awarded to the Company. Siewert has filed follow up proceedings to the documentary proceedings in the District Court, essentially repeating the claims rejected in the documentary proceeding. On September 30, 2004, Siewert filed for insolvency with the Local Court in Wuerzburg. In a recent criminal matter before the District Court of Wuerzburg, unrelated to the above-referenced proceedings, Mr. Siewert was convicted of credit fraud, delaying the filing for insolvency and other charges, and was sentenced to 30 months in prison.

(D) In January 2004, the Company and IMAX Theater Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages of approximately $3.7 million before the International Court of Arbitration of the International Chambers of Commerce (the "ICC") with respect to the breach by Electronic Media Limited ("EML") of its December 2000 agreement with the Company. In April 2004, EML filed an answer and counterclaim seeking the return of funds EML has paid to the Company, incidental expenses and punitive damages. In June 2004, the Company commenced a related arbitration before the ICC against EML's affiliate, E-CITI Entertainment (I) PVT Limited ("E-Citi"), seeking $17.8 million as a result of E-Citi's breach of a September 2000 lease agreement. The arbitration hearing has been set for the week of November 14, 2005.

(E) In June 2004, Robots of Mars, Inc. ("Robots") initiated an arbitration proceeding against the Company in California with the American Arbitration Association pursuant to an arbitration provision in a 1994 film production agreement between Robots' predecessor-in-interest and a subsidiary of the Company, asserting claims for breach of contract, fraud, breach of fiduciary duty and intentional interference with contract. Robots is seeking an accounting of the Company's revenues and an award of all sums alleged to be due to Robots under the production agreement, as well as punitive damages. The Company filed a cross claim for indemnity against a third party, SIMEX, Inc. ("SIMEX"). In response, SIMEX filed an application in Toronto, Ontario, Canada, seeking a declaration that it is not subject to the arbitration provision or payment obligations in the production agreement. The Ontario Superior Court dismissed SIMEX's application, with costs. SIMEX has appealed this decision to the Ontario Court of Appeal which has heard the case but not yet rendered a decision. The Company intends to vigorously defend these actions and believes the amount of the loss, if any, suffered in connection with these proceedings would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation or arbitration.

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

10.  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS SUPPLEMENTAL INFORMATION

(A) The Company generally enters into multi-year theater system lease agreements with customers that typically contain customer payment obligations prior to the scheduled installation of the theater system. During the period of time between lease signing and system installation, certain customers each year generally are unable, or elect not, to proceed with system installation for a number of reasons, including business considerations, or the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the customer and the Company may enter into a consensual lease buyout, whereby the parties are released from their future obligations under the lease and the geographic territory granted to the customer reverts to the Company. Once an agreement is reached by both parties, the initial lease payments that the customer previously made to the Company are typically recognized as revenue. In addition, since the introduction of its new IMAX MPX theater system in 2003, the Company has agreed with several customers to terminate their original agreements and to sign new system agreements for the MPX system. Upon finalizing the new agreement, the total consideration received under both the terminated agreements and the new MPX arrangement is allocated first to the MPX system and the residual amount to settlement revenue. Included in IMAX systems revenue for the three and nine months ended September 30, 2005 are the following types of settlement arrangements: $0.4 million and $0.6 million respectively related to MPX conversion agreements (2004 - $1.8 million, $5.1 million); $0.6 million and $11.4 million respectively related to consensual lease buyouts (2004 - $0.2 million, $3.6 million); and $1.4 million for both three and nine months ended September 30, 2005 related to termination of agreements after customer default (2004 - $0.8 million, $0.8 million). In aggregate: three and nine months ended September 30, 2005 - $2.4 million and $13.4 million respectively, three and nine month ended September 30, 2004 - $2.8 million and $9.5 million respectively.

(B) Included in selling, general and administrative expenses for the three and nine months ended September 30, 2005 is a $0.2 million gain and $0.5 million loss respectively (2004 - $0.3 million gain, $0.1 million loss) for net foreign exchange gains or losses related to the translation of foreign currency denominated monetary assets, liabilities and integrated subsidiaries.

11.  RECEIVABLE PROVISIONS, NET OF (RECOVERIES)

                                                        THREE MONTHS ENDED   NINE MONTHS ENDED
                                                           SEPTEMBER 30,       SEPTEMBER 30,
                                                        ------------------   -----------------
                                                            2005   2004         2005    2004
                                                           -----   ----        -----   -----
Accounts receivable provisions, net of (recoveries)        $(185)   $ 2        $(293)  $(240)
Financing receivables provisions, net of (recoveries)      $(125)   $--        $(175)  $(725)
                                                           -----    ---        -----   -----
Receivable provisions, net of (recoveries)                 $(310)   $ 2        $(468)  $(965)
                                                           =====    ===        =====   =====

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

     As at September 30, 2005, the Company has net deferred income tax assets of $6.5 million (December 31, 2004 - $6.2 million), comprised of tax credit carryforwards, net operating loss and capital loss carryforwards and other deductible temporary differences, which can be utilized to reduce either taxable income or taxes otherwise payable in future years. As of September 30, 2005, the Company had a gross deferred income tax asset of $50.5 million, against which the Company is carrying a $44.0 million valuation allowance.

13.  CAPITAL STOCK

(A)  STOCK BASED COMPENSATION

     In the three and nine months ended September 30, 2005, an aggregate of 13,335 and 40,005 (2004 - 13,335 and 40,005) options with an average exercise price of $10.10 and $10.03, respectively, (2004 - $5.27 and $5.96) to purchase the Company's common stock were issued to certain advisors and strategic partners of the Company. The Company has calculated the fair value of these options to non-employees on the date of grant to be $0.1 million and $0.2 million (2004 - $0.04 million and $0.1 million), respectively, using a Binomial option-pricing model with the following underlying assumptions:

                                  THREE MONTHS ENDED   NINE MONTHS ENDED
                                     SEPTEMBER 30,       SEPTEMBER 30,
                                  ------------------   -----------------
                                    2005      2004       2005      2004
                                  -------   -------    -------   -------
Average risk-free interest rate      4.05%     3.49%      3.96%     3.37%
Expected option life              5 years   5 years    5 years   5 years
Average expected volatility            62%       62%        62%       62%
Dividend yield                          0%        0%         0%        0%

     In the three and nine months ended September 30, 2005, the Company has recorded a charge of $0.1 million and $0.2 respectively (2004 - $0.04 million and $0.1 million) to film cost of sales related to these non-employee stock options.

     There were no warrants issued in the three and nine months ended September 30, 2005 (2004 - $nil and $nil). 550,000 warrants were issued in 2003. In the first quarter of 2005, 80,872 common shares were issued upon exercise of 200,000 warrants. All remaining warrants have either expired or have been cancelled. Upon exercise of options and warrants in the three and nine months ended September 30, 2005, amounts of $0.2 million and $1.8 million, respectively, representing the fair value of the original options or warrants issued, were transferred from other equity to capital stock to reflect the value of the shares issued within capital stock.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)

13.  CAPITAL STOCK (cont'd)

(B)  EARNINGS (LOSS) PER SHARE

     Reconciliations of the numerators and denominators of the basic and diluted per-share computations, are comprised of the following:

                                                   THREE MONTHS ENDED   NINE MONTHS ENDED
                                                      SEPTEMBER 30,       SEPTEMBER 30,
                                                   ------------------   -----------------
                                                     2005       2004      2005      2004
                                                    -------   -------   -------   -------
Net earnings applicable to common
   shareholders:
Net earnings                                        $ 2,280   $ 1,800   $ 4,587   $ 2,456
                                                    =======   =======   =======   =======
Weighted average number of common shares
   (000's):
Issued and outstanding, beginning of period          39,916    39,316    39,447    39,302
Weighted average number of shares issued during
   the period                                           109        --       353         8
                                                    -------   -------   -------   -------
Weighted average number of shares used in
   computing basic earnings per share                40,025    39,316    39,800    39,310
Assumed exercise of stock options, net of shares
   assumed repurchased                                2,193       576     2,226       401
                                                    -------   -------   -------   -------
Weighted average number of shares used in
   computing diluted earnings per share              42,218    39,892    42,026    39,711
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

                           THREE MONTHS ENDED    NINE MONTHS ENDED
                               SEPTEMBER 30,       SEPTEMBER 30,
                           ------------------   -------------------
                              2005      2004      2005       2004
                            -------   -------   --------   --------
REVENUE
IMAX systems                $20,236   $21,309   $ 62,657   $ 57,811
Films                         8,047     6,076     18,295     17,166
Theater operations            4,311     3,689     12,325     11,203
Other                           780       753      2,343      2,276
                            -------   -------   --------   --------
TOTAL                       $33,374   $31,827   $ 95,620   $ 88,456
                            =======   =======   ========   ========

EARNINGS FROM OPERATIONS
IMAX systems                $10,481   $11,725   $ 34,223   $ 33,271
Films                         1,084    (1,653)       521     (4,060)
Theater operations                3        (8)       (53)       886
Corporate and other          (5,504)   (4,441)   (18,366)   (15,810)
                            -------   -------   --------   --------
TOTAL                       $ 6,064   $ 5,623   $ 16,325   $ 14,287
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

(B)  DIGITAL PROJECTION INTERNATIONAL

     Effective December 11, 2001, the Company completed the sale of its wholly-owned subsidiary, Digital Projection International, including its subsidiaries (collectively "DPI"), to a company owned by members of DPI management. As part of the transaction, the Company restructured its advances to DPI, releasing DPI from obligations to repay any amounts in excess of $12.7 million previously advanced by the Company, and reorganized the remaining $12.7 million of debt owing to the Company into two separate loan agreements. The loans receivable are collateralized by fixed and floating charges over all DPI assets including intellectual properties. One of the loans is convertible, upon the occurrence of certain events, into shares representing 49% of the total share capital of DPI. During the three and nine months ended September 30, 2005, the Company recognized $0.4 million and $0.8 million (2004 - $0.2 million and $0.6 million) in income from discontinued operations. As of September 30, 2005 the remaining balance of the loans and interest receivable is $13.5 million, of which $13.1 million has been allowed for.

(C)  CONSOLIDATED STATEMENT OF OPERATIONS FOR DPI

     The net earnings from discontinued operations summarized in the Consolidated Statements of Operations, for the three and nine months ended September 30, was comprised of the following:

                                            THREE MONTHS ENDED   NINE MONTHS ENDED
                                               SEPTEMBER 30,       SEPTEMBER 30,
                                            ------------------   -----------------
                                                2005   2004         2005   2004
                                                ----   ----         ----   ----
Net earnings from discontinued operations       $360   $200         $786   $600
                                                ====   ====         ====   ====

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)

16.  DEFINED BENEFIT PLAN

     The Company has a U.S. defined benefit pension plan covering its two Co-Chief Executive Officers. As the plan is unfunded, the Company has not paid any contributions in the period ended September 30, 2005 and does not expect to pay any contributions in the remainder of the year. The Company intends to use the proceeds of life insurance policies taken on its Co-Chief Executive Officers to be applied towards the benefits due and payable under the plan, although there can be no assurance that the Company will ultimately do so. The following table provides disclosure of pension expense for the defined benefit plan for the three and nine months ended September 30:

                                     THREE MONTHS ENDED   NINE MONTHS ENDED
                                        SEPTEMBER 30,       SEPTEMBER 30,
                                     ------------------   ----------------
                                        2005     2004       2005      2004
                                       ------   ------     ------   -------
Service cost                           $  604   $  516     $1,812   $1,548
Interest cost                             390      317      1,169      951
Amortization of prior service cost        349      349      1,048    1,047
                                       ------   ------     ------   ------
Pension expense                        $1,343   $1,182     $4,029   $3,546
                                       ======   ======     ======   ======

17.  IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In December 2004, FASB issued a revision to Financial Accounting Standards No. 123 ("FAS 123R"). FAS 123R is focused primarily on the accounting for transactions in which a company obtains employee services in exchange for stock options or share-based payments. Currently, the Company grants stock options to its employees and discloses the pro forma effect of compensation expense for these stock options. Under FAS 123R, the Company will be required to record this compensation expense in the Company's results of operations. FAS 123R is effective for the beginning of the first annual reporting period that begins after December 31, 2005. The Company has evaluated the effect the adoption of FAS 123R and expects to adopt the pronouncement beginning on January 1, 2006. The Company estimates that based on the currently issued options, and not including any further grants which may occur in 2005, the additional compensation expense for the year ended December 31, 2006 will approximate $0.8 million before taxes.

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

18.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Balance Sheets as at September 30, 2005:

                                                  IMAX        GUARANTOR    NON-GUARANTOR   ADJUSTMENTS AND   CONSOLIDATED
                                              CORPORATION   SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS        TOTAL
                                              -----------   ------------   -------------   ---------------   ------------
ASSETS
Cash and cash equivalents                      $  17,415      $  4,544        $    93         $     --        $  22,052
Short-term investments                            12,232            --             --               --           12,232
Accounts receivable                               19,350         1,747            281               --           21,378
Financing receivables                             59,120         2,069             --               --           61,189
Inventories                                       31,343           238             84               --           31,665
Prepaid expenses                                   4,349           680             92               --            5,121
Intercompany receivables                          12,959        33,027         11,390          (57,376)              --
Film assets                                        2,832            --             --               --            2,832
Fixed assets                                      26,817         1,441             --               --           28,258
Other assets                                      12,080            --             --               --           12,080
Deferred income taxes                              6,391            79             --               --            6,470
Goodwill                                          39,027            --             --               --           39,027
Other intangible assets                            2,991            --             --               --            2,991
Investments in subsidiaries                       31,698            --             --          (31,698)              --
                                               ---------      --------        -------         --------        ---------
   Total assets                                $ 278,604      $ 43,825        $11,940         $(89,074)       $ 245,295
                                               =========      ========        =======         ========        =========

LIABILITIES
Accounts payable                                   3,773         3,031             17               --            6,821
Accrued liabilities                               54,099         1,289            186               --           55,574
Intercompany payables                             44,211        34,946          6,675          (85,832)              --
Deferred revenue                                  51,785         5,365             96               --           57,246
Senior Notes due 2010                            160,000            --             --               --          160,000
                                               ---------      --------        -------         --------        ---------
   Total liabilities                             313,868        44,631          6,974          (85,832)         279,641
                                               ---------      --------        -------         --------        ---------

SHAREHOLDER'S DEFICIT
Common stock                                     121,260            --            117             (117)         121,260
Other equity/Additional paid in
    capital/Contributed surplus                      657        46,960             --          (45,926)           1,691
Deficit                                         (156,856)      (47,152)         4,849           42,801         (156,358)
Accumulated other comprehensive income
   (loss)                                           (325)         (614)            --               --             (939)
                                               ---------      --------        -------         --------        ---------
   Total shareholders' equity (deficit)        $ (35,264)     $   (806)       $ 4,966         $ (3,242)       $ (34,346)
                                               ---------      --------        -------         --------        ---------
   Total liabilities & shareholders' equity
      (deficit)                                $ 278,604      $ 43,825        $11,940         $(89,074)       $ 245,295
                                               =========      ========        =======         ========        =========

     In certain Guarantor Subsidiaries, accumulated losses have exceeded the original investment balance. As a result of applying equity accounting, the parent company has consequently reduced intercompany receivable balances with respect to these Guarantor Subsidiaries in the amounts of $28.5 million as at September 30, 2005.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)

18.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Balance Sheets as at December 31, 2004:

                                                  IMAX        GUARANTOR    NON-GUARANTOR   ADJUSTMENTS AND   CONSOLIDATED
                                              CORPORATION   SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS        TOTAL
                                              -----------   ------------   -------------   ---------------   ------------
ASSETS
Cash and cash equivalents                      $  23,683      $  5,058        $   223         $     --        $  28,964
Accounts receivable                               16,492         3,029            378               --           19,899
Financing receivables                             57,769         1,723             --               --           59,492
Inventories                                       28,661           233            107               --           29,001
Prepaid expenses                                   1,712           464            103               --            2,279
Inter-company receivables                         13,407        31,146         12,100          (56,653)              --
Film assets                                          871            --             --               --              871
Fixed assets                                      27,184         1,527              1               --           28,712
Other assets                                      13,377            --             --               --           13,377
Deferred income taxes                              6,104            67             --               --            6,171
Goodwill                                          39,027            --             --               --           39,027
Other intangible assets                            3,060            --             --               --            3,060
Investments in subsidiaries                       31,693            --             --          (31,693)              --
                                               ---------      --------        -------         --------        ---------
   Total assets                                $ 263,040      $ 43,247        $12,912         $(88,346)       $ 230,853
                                               =========      ========        =======         ========        =========

LIABILITIES
Accounts payable                                   3,238         2,583              6               --            5,827
Accrued liabilities                               54,674         2,086            137               --           56,897
Inter-company payables                            43,000        34,440          7,597          (85,037)              --
Deferred revenue                                  45,422         4,918            165               --           50,505
Senior Notes due 2010                            160,000            --             --               --          160,000
                                               ---------      --------        -------         --------        ---------
   Total liabilities                             306,334        44,027          7,905          (85,037)         273,229
                                               ---------      --------        -------         --------        ---------

SHAREHOLDER'S DEFICIT
Capital stock                                    116,281            --            117             (117)         116,281
Other equity/Additional paid in
capital/Contributed surplus                        2,193        46,960             --          (45,926)           3,227
Deficit                                         (161,443)      (47,126)         4,890           42,734         (160,945)
Accumulated other comprehensive income
   (loss)                                           (325)         (614)            --               --             (939)
                                               ---------      --------        -------         --------        ---------
   Total shareholders' equity (deficit)        $ (43,294)     $   (780)       $ 5,007         $ (3,309)       $ (42,376)
                                               ---------      --------        -------         --------        ---------
   Total liabilities & shareholders' equity
      (deficit)                                $ 263,040      $ 43,247        $12,912         $(88,346)       $ 230,853
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

18.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Operations for the three months ended September 30, 2005:

                                                   IMAX        GUARANTOR    NON-GUARANTOR   ADJUSTMENTS AND   CONSOLIDATED
                                               CORPORATION   SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS        TOTAL
                                               -----------   ------------   -------------   ---------------   ------------
REVENUE
IMAX systems                                     $19,885        $  244          $205             $ (98)         $20,236
Films                                              6,650         1,634             2              (239)           8,047
Theater operations                                   192         4,147            --               (28)           4,311
Other                                                780            --            --                --              780
                                                 -------        ------          ----             -----          -------
                                                  27,507         6,025           207              (365)          33,374
COST OF GOODS AND SERVICES                        12,119         5,742           104              (365)          17,600
                                                 -------        ------          ----             -----          -------
GROSS MARGIN                                      15,388           283           103                --           15,774
Selling, general and administrative expenses       8,602           256           108                --            8,966
Research and development                             890            --            --                --              890
Amortization of intangibles                          164            --            --                --              164
Loss (income) from equity-accounted
   investees                                         954            --            --              (954)              --
Receivable provisions, net of (recoveries)        (1,287)          977            --                --             (310)
                                                 -------        ------          ----             -----          -------
EARNINGS (LOSS) FROM OPERATIONS                    6,065          (950)           (5)              954            6,064
Interest income                                      243            --            --                --              243
Interest expense                                  (4,186)            1            --                --           (4,185)
                                                 -------        ------          ----             -----          -------
NET EARNINGS (LOSS) FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES                  2,122          (949)           (5)              954            2,122
Provision for income taxes                          (202)           --            --                --             (202)
                                                 -------        ------          ----             -----          -------
NET EARNINGS (LOSS) FROM CONTINUING
   OPERATIONS                                      1,920          (949)           (5)              954            1,920
Net earnings from discontinued operations            360            --            --                --              360
                                                 -------        ------          ----             -----          -------
NET EARNINGS (LOSS)                              $ 2,280        $ (949)         $ (5)            $ 954          $ 2,280
                                                 =======        ======          ====             =====          =======


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

18.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Operations for the three months ended September 30, 2004:

                                                                                             ADJUSTMENTS
                                                   IMAX        GUARANTOR    NON-GUARANTOR        AND       CONSOLIDATED
                                               CORPORATION   SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS       TOTAL
                                               -----------   ------------   -------------   ------------   ------------
REVENUE
IMAX systems                                     $21,001        $  168          $ 222          $ (82)        $21,309
Films                                              5,159         1,399              3           (485)          6,076
Theater operations                                   136         3,578             --            (25)          3,689
Other                                                753            --             --             --             753
                                                 -------        ------          -----          -----         -------
                                                  27,049         5,145            225           (592)         31,827
COST OF GOODS AND SERVICES                        13,089         4,710            149           (592)         17,356
                                                 -------        ------          -----          -----         -------
GROSS MARGIN                                      13,960           435             76             --          14,471

Selling, general and administrative expenses       7,219           221            147             --           7,587
Research and development                           1,019            --             --             --           1,019
Amortization of intangibles                          240            --             --             --             240
Loss (income) from equity-accounted
   investees                                         (68)           --             --             68              --
Receivable provisions (recoveries), net                2            --             --             --               2
                                                 -------        ------          -----          -----         -------
EARNINGS (LOSS) FROM OPERATIONS                    5,548           214            (71)           (68)          5,623

Interest income                                      439            --             --             --             439
Interest expense                                  (4,372)           (6)            --             --          (4,378)
                                                 -------        ------          -----          -----         -------
NET EARNINGS (LOSS) FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES                  1,615           208            (71)           (68)          1,684
Provision for income taxes                           (17)           --            (67)            --             (84)
                                                 -------        ------          -----          -----         -------
NET EARNINGS (LOSS) FROM CONTINUING
   OPERATIONS                                      1,598           208           (138)           (68)          1,600
Net earnings from discontinued operations            200            --             --             --             200
                                                 -------        ------          -----          -----         -------
NET EARNINGS (LOSS)                              $ 1,798        $  208          $(138)         $ (68)        $ 1,800
                                                 =======        ======          =====          =====         =======

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)

18.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Operations for the nine months ended September 30, 2005:

                                                                                             ADJUSTMENTS
                                                   IMAX        GUARANTOR    NON-GUARANTOR        AND       CONSOLIDATED
                                               CORPORATION   SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS       TOTAL
                                               -----------   ------------   -------------   ------------   ------------
REVENUE
IMAX systems                                    $ 61,483       $ 2,197          $642          $(1,665)       $ 62,657
Films                                             14,494         4,823            16           (1,038)         18,295
Theater Operations                                   634        11,773            --              (82)         12,325
Other                                              2,318            --            25               --           2,343
                                                --------       -------          ----          -------        --------
                                                  78,929        18,793           683           (2,785)         95,620
COST OF GOODS AND SERVICES                        33,133        17,176           308           (2,785)         47,832
                                                --------       -------          ----          -------        --------
GROSS MARGIN                                      45,796         1,617           375               --          47,788

Selling, general and administrative expenses      27,937           666           418               --          29,021
Research and development                           2,429            --            --               --           2,429
Amortization of intangibles                          481            --            --               --             481
Loss (income) from equity-accounted investees         67            --            --              (67)             --
Receivable provisions, net of (recoveries)        (1,445)          977            --               --            (468)
                                                --------       -------          ----          -------        --------
EARNINGS (LOSS) FROM OPERATIONS                   16,327           (26)          (43)              67          16,325

Interest income                                      739            --             2               --             741
Interest expense                                 (12,584)           --            --               --         (12,584)
                                                --------       -------          ----          -------        --------
NET EARNINGS (LOSS) FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES                  4,482           (26)          (41)              67           4,482
Provision for income taxes                          (681)           --            --               --            (681)
                                                --------       -------          ----          -------        --------
NET EARNINGS (LOSS) FROM CONTINUING
   OPERATIONS                                      3,801           (26)          (41)              67           3,801
Net earnings from discontinued operations            786            --            --               --             786
                                                --------       -------          ----          -------        --------
NET EARNINGS (LOSS)                             $  4,587       $   (26)         $(41)         $    67        $  4,587
                                                ========       =======          ====          =======        ========

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)

18.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Operations for the nine months ended September 30, 2004:

                                                   IMAX        GUARANTOR    NON-GUARANTOR   ADJUSTMENTS AND   CONSOLIDATED
                                               CORPORATION   SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS        TOTAL
                                               -----------   ------------   -------------   ---------------   ------------
REVENUE
IMAX systems                                     $ 56,408       $   793         $881            $  (271)        $ 57,811
Films                                              15,209         4,183           18             (2,244)          17,166
Theater operations                                    456        10,823           --                (76)          11,203
Other                                               2,275            --            1                 --            2,276
                                                 --------       -------         ----            -------         --------
                                                   74,348        15,799          900             (2,591)          88,456
COST OF GOODS AND SERVICES                         34,144        15,087          374             (2,591)          47,014
                                                 --------       -------         ----            -------         --------
GROSS MARGIN                                       40,204           712          526                 --           41,442

Selling, general and administrative expenses       23,554           537          450                 --           25,541
Research and development                            3,034            --           --                 --            3,034
Amortization of intangibles                           545            --           --                 --              545
Loss (income) from equity-accounted
   investees                                         (210)           --           --                210               --
Receivable provisions (recoveries), net              (889)          (76)          --                 --             (965)
                                                 --------       -------         ----            -------         --------
EARNINGS (LOSS) FROM OPERATIONS                    14,170           251           76               (210)          14,287

Interest income                                       664            --           --                 --              664
Interest expense                                  (12,516)          (20)         (30)                --          (12,566)
Loss on retirement of notes                          (784)           --           --                 --             (784)
                                                 --------       -------         ----            -------         --------
NET EARNINGS (LOSS) FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES                   1,534           231           46               (210)           1,601
Recovery of (provision for) income taxes              322            --          (67)                --              255
                                                 --------       -------         ----            -------         --------
NET EARNINGS (LOSS) FROM CONTINUING
   OPERATIONS                                       1,856           231          (21)              (210)           1,856
Net earnings from discontinued operations             600            --           --                 --              600
                                                 --------       -------         ----            -------         --------
NET EARNINGS (LOSS)                              $  2,456       $   231         $(21)           $  (210)        $  2,456
                                                 ========       =======         ====            ========        ========

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)

18.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Cash Flows for the nine months ended September 30, 2005:

                                                          IMAX        GUARANTOR    NON-GUARANTOR   ADJUSTMENTS AND   CONSOLIDATED
                                                      CORPORATION   SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS        TOTAL
                                                      -----------   ------------   -------------   ---------------   ------------
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net earnings (loss)                                    $  4,587       $   (26)         $ (41)           $ 67           $  4,587
   Net (earnings) from discontinued operations             (786)           --             --              --               (786)
Items not involving cash:
   Depreciation and amortization                         11,086           403              1              --             11,490
   Write-downs                                           (1,445)          977             --              --               (468)
   Loss (income) from equity-accounted investees             67            --             --             (67)                --
   Change in deferred income taxes                         (287)          (12)            --              --               (299)
   Stock and other non-cash compensation                  3,554            --             --              --              3,554
   Unrealized foreign exchange loss                         167            --             --              --                167
Investment in film assets                                (7,315)           --             --              --             (7,315)
Changes in other non-cash operating assets and
   liabilities                                           (5,593)       (1,542)          (104)             --             (7,239)
                                                       --------       -------          -----            ----           --------
Net cash provided by (used in) operating activities       4,035          (200)          (144)             --              3,691
                                                       --------       -------          -----            ----           --------

INVESTING ACTIVITIES
Increase in short-term investments                      (12,232)           --             --              --            (12,232)
Purchase of fixed assets                                   (877)         (317)            --              --             (1,194)
Increase in other assets                                   (562)           --             --              --               (562)
Increase in other intangible assets                        (412)           --             --              --               (412)
                                                       --------       -------          -----            ----           --------
Net cash used in investing activities                   (14,083)         (317)            --              --            (14,400)
                                                       --------       -------          -----            ----           --------

FINANCING ACTIVITIES
Common shares issued                                      3,219            --             --              --              3,219
Net cash provided by financing activities from
   discontinued operations                                  429            --             --              --                429
                                                       --------       -------          -----            ----           --------
Net cash provided by financing activities                 3,648            --             --              --              3,648
                                                       --------       -------          -----            ----           --------

Effects of exchange rate changes on cash                    132             3             14              --                149
                                                       --------       -------          -----            ----           --------

DECREASE IN CASH AND CASH
   EQUIVALENTS FROM CONTINUING OPERATIONS                (6,697)         (514)          (130)             --             (7,341)
Increase in cash and cash equivalents
   from discontinued operations                             429            --             --              --                429
                                                       --------       -------          -----            ----           --------
DECREASE IN CASH AND CASH
   EQUIVALENTS, DURING THE PERIOD                        (6,268)         (514)          (130)             --             (6,912)

Cash and cash equivalents, beginning of period           23,683         5,058            223              --             28,964
                                                       --------       -------          -----            ----           --------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $ 17,415       $ 4,544          $  93            $ --           $ 22,052
                                                       ========       =======          =====            ====           ========

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)

18.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Cash Flows for the nine months ended September 30, 2004:

                                                          IMAX       GUARANTOR     NON-GUARANTOR   ADJUSTMENTS AND   CONSOLIDATED
                                                      CORPORATION   SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS        TOTAL
                                                      -----------   ------------   -------------   ---------------   ------------
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net earnings (loss) from continuing operations         $  2,456       $   231          $ (21)           $(210)         $  2,456
   Net (earnings) from discontinued operations             (600)                                                           (600)
Items not involving cash:
   Depreciation and amortization                         10,133           403              1               --            10,537
   Write-downs (recoveries)                                (887)          (76)            --               --              (963)
   Loss (income) from equity-accounted
      investees                                            (210)           --             --              210                --
   Change in deferred income taxes                         (776)          (12)            --               --              (788)
   Loss on retirement of notes                              784            --             --               --               784
   Stock and other non-cash compensation                  2,264            --             --               --             2,264
   Non-cash foreign exchange gain                           (12)           --             --               --               (12)
Premium on repayment of notes                              (576)           --             --               --              (576)
Investment in film assets                                (3,969)        1,187             --               --            (2,782)
Changes in restricted cash                                4,961            --             --               --             4,961
Changes in other non-cash operating assets and
   liabilities                                           (7,497)       (2,931)          (178)              --           (10,606)
                                                       --------       -------          -----            -----          --------
Net cash provided by (used in) operating activities       6,071        (1,198)          (198)              --             4,675
                                                       --------       -------          -----            -----          --------

INVESTING ACTIVITIES
Purchase of fixed assets                                   (623)          (70)            --               --              (693)
Increase in other assets                                   (857)           --             --               --              (857)
Increase in other intangible assets                        (271)           --             --               --              (271)
                                                       --------       -------          -----            -----          --------
Net cash used in investing activities                    (1,751)          (70)            --               --            (1,821)
                                                       --------       -------          -----            -----          --------

FINANCING ACTIVITIES
Repayment of Senior Notes due 2005                      (29,234)           --             --               --           (29,234)
Financing costs related to Senior Notes due 2010           (681)           --             --               --              (681)
Common shares issued                                         44            --             --               --                44
Net cash provided by financing activities from
   discontinued operations                                  400            --             --               --               400
                                                       --------       -------          -----            -----          --------
Net cash used in financing activities                   (29,471)           --             --               --           (29,471)
                                                       --------       -------          -----            -----          --------
Effects of exchange rate changes on cash                     21           (16)            (6)              --                (1)
                                                       --------       -------          -----            -----          --------

DECREASE IN CASH AND CASH
   EQUIVALENTS FROM CONTINUING OPERATIONS               (25,530)       (1,284)          (204)              --           (27,018)
Increase in cash and cash equivalents
   from discontinued operations                             400            --             --               --               400
                                                       --------       -------          -----            -----          --------
DECREASE IN CASH AND CASH
    EQUIVALENTS, DURING THE PERIOD                      (25,130)       (1,284)          (204)              --           (26,618)
Cash and cash equivalents, beginning of period           41,311         5,696            275               --            47,282
                                                       --------       -------          -----            -----          --------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $ 16,181       $ 4,412          $  71            $  --          $ 20,664
                                                       ========       =======          =====            =====          ========

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

(B)  STOCK-BASED COMPENSATION

     Under U.S. GAAP, the Company accounts for stock-based compensation under the intrinsic value method set out in APB 25 and has made pro forma disclosures of net earnings (loss) and earnings (loss) per share as if the methodology prescribed by FAS 123 had been adopted. Under Canadian GAAP, the Company adopted the fair value provisions of CICA Section 3870, "Stock-based Compensation and Other Stock-based Payments", effective January 1, 2003. As of this date, stock options granted to employees or directors are recorded as an expense in the consolidated statement of operations and credited to other equity.

(C)  PENSION ASSET AND LIABILITIES

     Under U.S. GAAP, included in accrued liabilities is a minimum pension liability of $5.6 million as at September 30, 2005 and $6.6 million as at December 31, 2004, representing unrecognized prior service costs and unrecognized actuarial gains or losses. An amount of $4.0 million as at September 30, 2005, and $5.0 million as at December 31, 2004 is included in other assets, representing unrecognized prior service costs. In addition, under U.S. GAAP, an amount of $1.6 million as at September 30, 2005 and as at December 31, 2004 is recorded against accumulated other comprehensive income, resulting from an unrecognized actuarial loss. Under Canadian GAAP, the minimum pension liability, and the corresponding amounts recorded in other assets and accumulated other comprehensive income are not recorded.

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

19. SUMMARY OF SIGNIFICANT DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) IN THE UNITED STATES AND CANADA (cont'd)

     RECONCILIATION TO CANADIAN GAAP

     CONSOLIDATED STATEMENTS OF OPERATIONS

     The following is a reconciliation of net earnings (loss) reflecting the differences between U.S. and Canadian GAAP:

                                                THREE MONTHS ENDED   NINE MONTHS ENDED
                                                   SEPTEMBER 30,       SEPTEMBER 30,
                                                ------------------   -----------------
                                                   2005     2004       2005     2004
                                                  ------   ------    -------   ------
Net earnings in accordance with U.S. GAAP         $2,280   $1,800    $ 4,587   $2,456
Depreciation of fixed assets(a)                       --      (40)        --     (122)
Stock-based compensation(b)                         (552)    (742)    (1,734)    (920)
                                                  ------   ------    -------   ------
Net earnings in accordance with Canadian GAAP     $1,728   $1,018    $ 2,853   $1,414
                                                  ======   ======    =======   ======

Earnings per share (note 13):
Earnings per share - basic and diluted:
   Net earnings from continuing operations        $ 0.03   $ 0.02    $  0.05   $ 0.02
   Net earnings from discontinued operations      $ 0.01   $ 0.01    $  0.02   $ 0.02
                                                  ------   ------    -------   ------
   Net earnings                                   $ 0.04   $ 0.03    $  0.07   $ 0.04
                                                  ======   ======    =======   ======

     CONSOLIDATED SHAREHOLDERS' EQUITY (DEFICIT)

     The following is a reconciliation of shareholders' equity (deficit) reflecting the difference between Canadian and U.S. GAAP:

                                                                  SEPTEMBER 30,   DECEMBER 31,
                                                                       2005           2004
                                                                  -------------   ------------
Shareholders' equity (deficit) in accordance with U.S. GAAP         $(34,346)       $(42,376)
Unrecognized actuarial loss(c)                                         1,584           1,584
                                                                    --------        --------
Shareholders' equity (deficit) in accordance with Canadian GAAP     $(32,762)       $(40,792)
                                                                    ========        ========

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's principal business is the design, manufacture, sale and lease of projector systems for giant screen theaters for customers including commercial theaters, museums and science centers, and destination entertainment sites. In addition, the Company designs and manufactures high-end sound systems and produces and distributes large format films. There are 261 IMAX theaters operating in 38 countries worldwide as of September 30, 2005. IMAX Corporation is a publicly traded company listed on both the TSX and NASDAQ.

ACCOUNTING POLICIES AND ESTIMATES

The Company reports its results under United States Generally Accepted Accounting Principles ("U.S. GAAP"). Significant differences between United States and Canadian Generally Accepted Accounting Principles are summarized in note 19 of the Consolidated Financial Statements.

The preparation of these financial statements requires management to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates its estimates, including those related to accounts receivable, net investment in leases, inventories, fixed and film assets, investments, intangible assets, income taxes, contingencies and litigation. Management bases its estimates on historical experience, future expectations and other assumptions that are believed to be reasonable at the date of the financial statements. Actual results may differ from these estimates due to uncertainty involved in measuring, at a specific point in time, events which are continuous in nature. The Company's significant accounting policies are discussed in note 2 of the Consolidated Financial Statements in the Company's most recent annual report on Form 10-K for the year ended December 31, 2004, and are summarized below.

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

The timing of installation of the theater system is largely dependent on the timing of the construction of the customer's theater. Therefore, while revenue for theater systems is generally predictable on a long-term basis, it can vary from quarter to quarter or year to year depending on the timing of installations.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

SIGNIFICANT ACCOUNTING POLICIES (cont'd)

REVENUE RECOGNITION (cont'd)

SALES-TYPE LEASES OF THEATER SYSTEMS (cont'd)

The critical estimates that the Company considers with respect to the Company's lease accounting are the determination of economic useful life and the fair value of the projection equipment, including its residual value. These estimates are based upon historical experience with all of our projection systems. Residual values are established at lease inception using estimates of fair value at the end of the lease term with consideration for forecasted supply and demand for various systems, future product launch plans, end of lease customer behavior, refurbishment strategies and changes in technology.

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

The Company generally enters into multi-year system lease agreements with customers that typically contain customer payment obligations prior to the scheduled installation of the system. During the period of time between lease signing and system installation, certain customers each year generally are unable, or elect not, to proceed with system installation for a number of reasons including business considerations, or the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the customer and the Company may enter into a consensual lease buyout, whereby the parties are released from all their future obligations under the lease, the initial lease payments that the customer previously made to the Company are typically recognized as revenue and the geographic territory granted to the customer reverts to the Company. For this reason, the Company has a high degree of certainty of collecting a substantial value of a signed contract, either through the installation of a theater system or a consensual lease buyout. In addition, since the introduction of its new IMAX MPX theater system in 2003, the Company has agreed with several customers to terminate their existing lease agreements, which were in the Company's backlog, and sign new MPX system agreements.

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

SHORT-TERM INVESTMENTS

The Company has short-term investments, which generally have maturities of more than three months and less than one year from the date of purchase. The short-term investments are classified as held to maturity based on the Company's positive intent and ability to hold the securities to maturity. The Company invests primarily in Canadian and U.S. government securities and commercial paper rated "A1+" by Standard & Poor's and these investments are stated at amortized cost, which approximates fair market value. Income related to these securities is reported as a component of interest income. At September 30, 2005, the Company had $6.1 million invested in U.S. government securities, $2.0 million in Canadian government securities, and $4.1 million in commercial paper.

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

The evaluation of collectibility of customer accounts is typically done on an individual account basis. If, based on an evaluation of accounts, the Company concludes that it is probable that a customer will not be able to pay all amounts due, the Company estimates the expected loss. In developing the estimates for an allowance, the Company considers general and industry economic and market conditions as well as other credit information available for the customer. The Company only records recoveries of provisions when objective verifiable evidence supports the change in the original provision.

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

TAX ASSET VALUATION

As at September 30, 2005, the Company had net deferred income tax assets of $6.5 million, comprised of tax credit carryforwards, net operating loss and capital loss carryforwards and other deductible temporary differences, which can be utilized to reduce either taxable income or taxes otherwise payable in future years. The Company's management assesses realization of these net deferred income tax assets based on all available evidence and has concluded that it is more likely than not that these net deferred income tax assets will be realized. Positive evidence includes, but is not limited to, the Company's historical earnings, projected future earnings, contracted sales backlog at September 30, 2005, and the ability to realize certain deferred income tax assets through loss and tax credit carryback strategies. If and when the Company's operations in some jurisdictions were to reach a requisite level of profitability or where the Company's future profitability estimates increase due to changes in positive evidence, the Company would reduce all or a portion of the applicable valuation allowance in the period when such determination is made. This would result in an increase to reported earnings and a decrease to the Company's effective tax rate in such period. However, if the Company's projected future earnings do not materialize, or if the Company operates at a loss in certain jurisdictions, or if there is a material change in actual effective tax rates or time period within which the Company's underlying temporary differences become taxable or deductible, the Company could be required to increase the valuation allowance against all or a significant portion of the Company's deferred tax assets resulting in a substantial increase to the Company's effective tax rate for the period of the change and a material adverse impact on its operating results for the period.

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

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, FASB issued a revision to Financial Accounting Standards No. 123 ("FAS 123R"). FAS 123R is focused primarily on the accounting for transactions in which a company obtains employee services in exchange for stock options or share-based payments. Currently, the Company grants stock options to its employees and discloses the pro forma effect of compensation expense for these stock options. Under FAS 123R, the Company will be required to record this compensation expense in the Company's results of operations. FAS 123R is effective for the beginning of the first annual reporting period that begins after December 31, 2005. The Company has evaluated the effect the adoption of FAS 123R and expects to adopt the pronouncement beginning on January 1, 2006. The Company estimates that based on the currently issued options, and not including any further grants which may occur in 2005, the additional compensation expense for the year ended December 31, 2006 will approximate $0.8 million before taxes.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005 VERSUS THREE MONTHS ENDED SEPTEMBER 30,
2004

The Company reported net earnings from continuing operations before income taxes of $2.1 million or $0.05 per share on a diluted basis and net earnings from continuing operations after taxes of $1.9 million or $0.05 per share on a diluted basis for the third quarter of 2005. For the third quarter of 2004 the Company reported net earnings from continuing operations before income taxes of $1.7 million or $0.04 per share on a diluted basis and net earnings from continuing operations after taxes of $1.6 million or $0.04 per share on a diluted basis.

REVENUE

The Company's revenues for the third quarter of 2005 increased 4.9% to $33.4 million from $31.8 million in the same period last year.

Systems revenue decreased to $20.2 million in the third quarter of 2005 from $21.3 million in the third quarter of 2004, a decrease of 5.0%. The Company recognized revenue on six theater systems which qualified as either sales or sales-type leases in the third quarters of both 2005 and 2004. In addition, the Company installed and recognized revenue on two theater systems that qualified as operating leases in the third quarter of 2005 versus nil in the same period for 2004. Revenue from sales and leases decreased to $13.5 million in the third quarter of 2005 from $15.7 million in 2004, a decrease of 13.9%.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

THREE MONTHS ENDED SEPTEMBER 30, 2005 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 2004 (cont'd)

REVENUE (cont'd)

Average revenue per system decreased due to a change in mix of the systems outlined in the table below, geographic markets and lower pricing on primarily refurbished GT systems.

                              THREE MONTHS ENDED
                                 SEPTEMBER 30,
                              ------------------
                                  2005   2004
                                  ----   ----
Sales and Sales-type leases
   IMAX 2D SR..............          1     --
   IMAX 3D GT..............          4      2
   IMAX 3D SR..............         --      3
   IMAX 3D MPX.............          1      1
                                   ---    ---
                                     6      6
Operating leases
   IMAX 3D MPX.............          2     --
                                   ---    ---
Total Recognitions.........          8      6
                                   ===    ===

The Company generally enters into multi-year system lease agreements with customers that typically contain customer payment obligations prior to the scheduled installation of the system. During the period of time between lease signing and system installation, certain customers each year generally are unable, or elect not, to proceed with system installation for a number of reasons, including business considerations, or the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the customer and the Company may enter into a consensual lease buyout, whereby the parties are released from their future obligations under the lease, the initial lease payments that the customer previously made to the Company are typically recognized as revenue and the geographic territory granted to the customer reverts to the Company. For this reason, the Company has a high degree of certainty of collecting a substantial value of a signed contract, either through the installation of a theater system or a consensual lease buyout. In addition, since the introduction of its new IMAX MPX theater system in 2003, the Company has agreed with several customers to terminate their existing lease agreements, which were in the Company's backlog, and sign new MPX system agreements. Amounts relating to settlement revenue for the third quarter in 2005 total $2.4 million compared to $2.8 million for the same period in 2004. The settlement amounts are detailed as follows: $0.4 million in the third quarter of 2005 related to MPX conversion agreements compared to $1.8 million for the same period in 2004, $0.6 million in the third quarter of 2005 related to consensual lease buyouts compared to $0.2 million for the same period in 2004, and $1.4 million in the third quarter of 2005 related to terminations of agreements after customer default compared to $0.8 million for the same period in 2004. The Company anticipates that, while MPX conversion agreements may continue as MPX systems continue to prove popular with commercial customers, overall revenue from consensual lease buyouts and terminations of agreements by customer default will likely decrease in the last quarter of 2005 in comparison to the same quarter in 2004.

Ongoing rental revenue and maintenance revenue in the third quarter of 2005 increased 35.6% and 7.8%, respectively, from the same period in 2004 due primarily to growth of the IMAX theater network. The Company expects to see an increase in the last quarter of 2005 compared to the same period in 2004 in both ongoing rent and maintenance revenue as the Company's theater network continues to grow in 2005.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

THREE MONTHS ENDED SEPTEMBER 30, 2005 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 2004 (cont'd)

REVENUE (cont'd)

Film revenues increased to $8.0 million in the third quarter of 2005 from $6.1 million in the third quarter of 2004, due to an increase in revenues in all areas of the Company's film business. Film distribution revenues increased to $3.3 million in the third quarter of 2005 from $2.7 million in the third quarter of 2004, an increase of 21.4%, and film production revenues increased to $0.3 million in the third quarter of 2005 from $0.1 million in the third quarter of 2004, both increases primarily due to the production and release of Magnificent
Desolation: Walking on the Moon 3D in September 2005. Film post-production revenues increased to $1.5 million in the third quarter of 2005 from $1.1 million in the third quarter of 2004, an increase of 39.1%, mainly due to an increase in third party business at the Company's post-production unit. IMAX DMR revenues increased by 30.8% in the third quarter of 2005, due to the continued success of Batman Begins: The IMAX Experience and the release of Charlie and The Chocolate Factory: The IMAX Experience in July 2005, which lead to a stronger box office performance in the quarter.

The Company is releasing, in conjunction with studios, five new films in 2005:
Robots (March 2005), Batman Begins: The IMAX Experience (June 2005), Charlie and The Chocolate Factory: The IMAX Experience (July 2005), Magnificent Desolation:
Walking on the Moon 3D (September 2005) and Harry Potter and the Goblet of Fire:
The IMAX Experience (to be released November 2005). In addition, the Company plans to re-release the hit film The Polar Express: The IMAX 3D Experience in December 2005.

Theater operations revenue increased to $4.3 million in the third quarter of 2005 from $3.7 million in the third quarter of 2004, primarily due to an increase in average ticket prices of 11.6% and an overall increase in attendance of 2.0%.

Other revenue remained consistent at $0.8 million in both the third quarter of 2005 and 2004. Other revenue primarily includes revenue generated from the Company's camera and rental business and after market sales of projection system parts.

Based on the Company's expectation of the remaining 2005 system installations and its films to be released throughout the remainder of 2005, the Company believes it will see higher revenues in the last quarter of 2005 in comparison to the same period in 2004.

GROSS MARGIN

Gross margin in the third quarter of 2005 was $15.8 million, or 47.3% of total revenue, compared to $14.5 million, or 45.5% of total revenue in the third quarter of 2004.

Systems margins declined in the third quarter of 2005 by $1.8 million or 12.5%. Average gross margin on sales and sales-type lease of projection systems decreased in the third quarter of 2005 versus the same period in 2004 by 21.8%, primarily due to the difference in the mix of projector systems recognized, geographic markets and lower pricing on primarily refurbished GT systems. Further contributing to the decline in systems gross margin was a total settlement gross margin of $2.3 million in the third quarter of 2005 compared to $2.8 million in the same period of 2004. The settlement amounts are detailed as follows: $0.4 million in the third quarter of 2005 related to MPX conversion agreements compared to $1.8 million for the same period in 2004, $0.6 million in the third quarter of 2005 related to consensual lease buyouts compared to $0.2 million for the same period in 2004, and $1.3 million in the third quarter of 2005 related to terminations of agreements after customer default compared to $0.8 million for the same period in 2004.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

THREE MONTHS ENDED SEPTEMBER 30, 2005 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 2004 (cont'd)

GROSS MARGIN (cont'd)

The Company's film gross margin increased in the third quarter of 2005 by $2.9 million, primarily due to the Company's IMAX DMR gross margin, which increased by $2.3 million as a result of the 2005 releases of Batman Begins: The IMAX Experience and Charlie and The Chocolate Factory: The IMAX Experience. The Company's film distribution gross margin increased $0.6 million or 40.5%, due to the release of Magnificent Desolation: Walking on the Moon 3D in September 2005, and due to the continued success of Space Station. Film production margin also increased in the third quarter of 2005, mainly due to the production and release of Magnificent Desolation: Walking on the Moon 3D.

The Company's owned and operated theater gross margin remained consistent at $0.2 million in both third quarters of 2005 and 2004.

Other gross margin increased by $0.2 million in the third quarter of 2005, primarily due to increased rentals of 2D and 3D cameras.

The Company anticipates higher gross margins for the full year of 2005 in comparison to 2004, due to a combination of higher system installations and DMR film releases, as commercial exhibitors continue to install new projection systems in their multiplexes.

OTHER

Selling, general and administrative expenses were $9.0 million in the third quarter of 2005 versus $7.6 million in the same period of 2004. Legal fees for the third quarter of 2005 increased by $0.9 million as the Company continued to incur legal costs related to patent infringement matters. Compensation expense increased by $0.5 million in the third quarter of 2005 in comparison to the same period in 2004 due to a higher non-cash stock-based compensation charge in the current quarter along with a higher Canadian dollar denominated salary expense due to the strength of the Canadian dollar compared to the previous year quarter. In addition, the Company has slightly higher staffing levels in the current year quarter due to a higher level of anticipated theater system signings and installations in the upcoming quarter. The Company recorded a foreign exchange gain of $0.2 million in the third quarter of 2005 compared to a gain of $0.3 million in the third quarter of 2004. The Company records foreign exchange translation gains and losses primarily on a portion of its financing receivable balances which are denominated in Canadian dollars, Euros and Japanese Yen.

Receivable provisions net of recoveries for accounts receivable and financing receivables amounted to a net recovery of $0.3 million in the third quarter of 2005 compared to $nil in the third quarter of 2004, due to a favorable outcome on lease amendments.

Interest income decreased to $0.2 million in the third quarter of 2005 from $0.4 million in the third quarter of 2004, primarily due to interest income relating to tax refunds received by the Company in the third quarter of 2004.

Interest expense decreased to $4.2 million in the third quarter of 2005 from $4.4 million in the third quarter of 2004. The Company expensed an additional $0.2 million in the third quarter of 2004 relating to special interest owed on the registration rights of the Senior Notes due 2010. Included in interest expense is the amortization of deferred finance costs in the amount of $0.2 million in the third quarters of 2005 and 2004 relating to the Senior Notes due 2010. The Company's policy is to defer and amortize all the costs relating to a debt financing over the life of the debt instrument.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

THREE MONTHS ENDED SEPTEMBER 30, 2005 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 2004 (cont'd)

INCOME TAXES

The Company's effective tax rate differs from the statutory tax rate and will vary from year to year primarily as a result of numerous permanent differences, the Canadian manufacturing and processing profits deduction, investments and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or reductions in the year, changes in the Company's valuation allowance based on the Company's recoverability assessments of deferred tax assets, and favorable or unfavorable resolution of various tax examinations. The income tax expense for the quarter is calculated by applying the estimated average annual effective tax rate of approximately 10% for the 2005 year to quarterly pre-tax income. As of September 30, 2005, the Company had a gross deferred income tax asset of $50.5 million, against which the Company is carrying a $44.0 million valuation allowance.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased to $0.9 million in the third quarter of 2005, compared to $1.0 million in 2004. The expenses primarily reflect research and development activities pertaining to the Company's new IMAX MPX theater projection system which is now complete. Through research and development, the Company continues to design and develop cinema-based equipment, software and other technologies to enhance its product offering, including the continued enhancement of a method of generating stereoscopic (3D) imaging data from a monoscopic (2D) source. The Company believes that the motion picture industry will be affected by the development of digital technologies, particularly in the areas of content creation (image capture), post-production (editing and special effects), digital re-mastering distribution and display. Consequently, the Company has made significant investments in digital technologies, including the development of a proprietary, patent-pending technology to digitally enhance image resolution and quality of motion picture films, and the conversion of monoscopic (2D) to stereoscopic (3D) images, and holds a number of patents, patents pending and intellectual property rights in these areas. In addition, the Company holds numerous digital patents in the large-format field of use. However, there can be no assurance that the Company will be awarded patents covering its technology or that competitors will not develop similar technologies.

DISCONTINUED OPERATIONS

On December 23, 2003, the Company closed its owned and operated Miami IMAX theater. The Company abandoned or removed all of its assets from the theater in the first quarter of 2004. The Company is involved in a legal proceeding with the landlord of the theater with respect to the amount owing to the landlord by the Company for lease and guarantee obligations. The amount of loss to the Company has been estimated as between $0.8 million and $2.3 million. The Company paid out $0.8 million with respect to amounts owing to the landlord during 2003 and 2004. As the Company is uncertain as to the outcome of the proceeding, no additional amount has been recorded. The Company recorded $nil in net earnings from discontinued operations related to Miami IMAX theater in the third quarters of 2005 and 2004.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

THREE MONTHS ENDED SEPTEMBER 30, 2005 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 2004 (cont'd)

DISCONTINUED OPERATIONS (cont'd)

Effective December 11, 2001, the Company completed the sale of its wholly-owned subsidiary, Digital Projection International, including its subsidiaries (collectively "DPI"), to a company owned by members of DPI management. As part of the transaction, the Company restructured its advances to DPI, releasing DPI from obligations to repay any amounts in excess of $12.7 million previously advanced by the Company, and reorganized the remaining $12.7 million of debt owing to the Company into two separate loan agreements. The loans receivable are collateralized by fixed and floating charges over all DPI assets including intellectual properties. One of the loans is convertible, upon the occurrence of certain events, into shares representing 49% of the total share capital of DPI. During the third quarter of 2005, the Company recognized $0.4 million (2004 - $0.2 million) in income from discontinued operations. As of September 30, 2005 the remaining balance of the loans and interest receivable is $13.5 million, of which $13.1 million has been allowed for.

NINE MONTHS ENDED SEPTEMBER 30, 2005 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2004

The Company reported net earnings from continuing operations before income taxes of $4.5 million or $0.11 per share on a diluted basis and net earnings from continuing operations after taxes of $3.8 million or $0.09 per share on a diluted basis for the first nine months of 2005. For the first nine months of 2004 the Company reported net earnings from continuing operations before income taxes of $1.6 million or $0.4 per share on a diluted basis and net earnings from continuing operations after taxes of $1.9 million or $0.05 per share on a diluted basis.

REVENUE

The Company's revenues for the first nine months of 2005 increased 8.1% to $95.6 million from $88.5 million in the same period last year.

Systems revenue increased to $62.7 million in the first nine months of 2005 from $57.8 million in the first nine months of 2004, an increase of 8.4%. Revenue from sales and leases increased to $43.9 million in the first nine months of 2005 from $40.6 million in 2004, an increase of 8.2%. This increase was due to a greater number of system recognitions, and higher revenue from settlements in the period, partially offset by lower average revenue per system. The Company recognized revenue on 20 theater systems which qualified as either sales or sales-type leases in the first nine months of 2005 versus 13 theater systems in the first nine months of 2004. In addition, the Company installed and recognized revenue on 5 theater systems that qualified as operating leases in the first nine months of 2005 versus nil in the same period for 2004.

Five of the systems recognized in the first nine months of the year related to the sale of used theater systems. More specifically, two customers exercised an option to convert their operating leases into an outright purchase for a total of three theater systems for additional cash consideration, and the Company sold two used theater systems to new owner/operators upon termination of the operating leases with the original lessees. As these transactions represent the sale of used systems that were several years old, their average value is substantially lower than that of a new theater system installation.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

NINE MONTHS ENDED SEPTEMBER 30, 2005 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2004 (cont'd)

REVENUE (cont'd)

Average revenue per system decreased as a result of a change in mix of the systems outlined in the table below.

                              NINE MONTHS ENDED
                                SEPTEMBER 30,
                              -----------------
                                 2005   2004
                                 ----   ----
Sales and Sales-type leases
   IMAX 2D GT..............         1     --
   IMAX 2D SR..............         1     --
   IMAX 3D GT..............         9      6
   IMAX 3D SR..............         4      5
   IMAX 3D MPX.............         5      2
                                  ---    ---
                                   20     13
Operating leases
   IMAX 3D MPX.............         5     --
                                  ---    ---
Total Recognitions.........        25     13
                                  ===    ===

The Company generally enters into multi-year system lease agreements with customers that typically contain customer payment obligations prior to the scheduled installation of the system. During the period of time between lease signing and system installation, certain customers each year generally are unable, or elect not, to proceed with system installation for a number of reasons, including business considerations, or the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the customer and the Company may enter into a consensual lease buyout, whereby the parties are released from their future obligations under the lease, the initial lease payments that the customer previously made to the Company are typically recognized as revenue and the geographic territory granted to the customer reverts to the Company. For this reason, the Company has a high degree of certainty of collecting a substantial value of a signed contract, either through a consensual lease buyout or the installation of a theater system. In addition, since the introduction of its new IMAX MPX theater system in 2003, the Company has agreed with several customers to terminate their existing lease agreements which were in the Company's backlog and sign new MPX system agreements. Amounts relating to settlement revenue for the first nine months in 2005 total $13.4 million compared to $9.5 million for the same period in 2004. The settlement amounts are detailed as follows: $0.6 million in the first nine months of 2005 related to MPX conversion agreements compared to $5.1 million for the same period in 2004; $11.4 million in the first nine months of 2005 related to consensual lease buyouts compared to $3.6 million for the same period in 2004; and $1.4 million in the first nine months of 2005 related to termination of agreements after customer default compared to $0.8 million for the same period in 2004. The Company anticipates that, while MPX conversion agreements may continue as MPX systems continue to prove popular with commercial customers, overall revenue from consensual lease buyouts and terminations of agreements by customer default will likely decrease in the last quarter of 2005 in comparison to the same quarter in 2004.

Ongoing rental revenue and maintenance revenue in the first nine months of 2005 increased 16.1% and 3.9% respectively, from the same period in 2004. The Company expects to see an increase in the last quarter of 2005 compared to the same period in 2004 in both ongoing rent and maintenance revenue as the Company's theater network continues to grow in 2005.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

NINE MONTHS ENDED SEPTEMBER 30, 2005 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2004 (cont'd)

REVENUE (cont'd)

Film revenues increased to $18.3 million in the first nine months of 2005 from $17.2 million in the first nine months of 2004. IMAX DMR revenues, which are revenues to the Company generated from the gross box office performance of IMAX DMR films, increased to $5.9 million in 2005 from $3.7 million in 2004. The increase in DMR revenue was due to the continued successful performance of The Polar Express: The IMAX 3D Experience, the March 2005 release of Robots: The IMAX Experience, the June 2005 release of Batman Begins: The IMAX Experience and the July 2005 release of Charlie and the Chocolate Factory: The IMAX Experience. The increase in DMR revenues was partially offset by a decrease in film distribution revenues, which are revenues related to the release of films in the IMAX 15/70 library or new 15/70 productions to which the Company has distribution rights. Film distribution revenues decreased to $8.0 million in the first nine months of 2005 from $10.2 million in the first nine months of 2004, a decrease of 21.6%, primarily due to NASCAR 3D: The IMAX Experience which was first released in March 2004 as compared to the September 2005 release of Magnificent Desolation: Walking on the Moon 3D. Post-production revenues increased to $3.9 million in the first nine months of 2005 from $3.0 million in the first nine months of 2004, an increase of 32.1% mainly due to an increase in third party business at the Company's post-production unit.

The Company is releasing, in conjunction with studios, five new films in 2005:
Robots (March 2005), Batman Begins: The IMAX Experience (June 2005), Charlie and The Chocolate Factory: The IMAX Experience (July 2005), Magnificent Desolation:
Walking on the Moon 3D (September 2005), and Harry Potter and the Goblet of
Fire: The IMAX Experience (to be released November 2005). In addition, the Company plans to re-release the hit film The Polar Express: The IMAX 3D Experience in December 2005.

Theater operations revenue increased to $12.3 million in the first nine months of 2005 from $11.2 million in the first nine months of 2004, primarily due to an increase in the average ticket prices of 14.1%.

Other revenue remained consistent at $2.3 million in the first nine months of 2005 and 2004. An increase in revenue from 2D and 3D camera rentals was partially offset by a decrease in sponsorship and after market sales.

Based on the Company's expectation of the remaining 2005 system installations and its films to be released throughout the remainder of 2005, the Company believes it will see higher revenues in the last quarter of 2005 in comparison to the same period in 2004.

GROSS MARGIN

Gross margin in the first nine months of 2005 was $47.8 million, or 50.0% of total revenue, compared to $41.4 million, or 46.9% of total revenue in the first nine months of 2004. The increase in gross margins for 2005 is primarily due to a combination of the recognition of 25 systems during the period, 5 of which were operating leases, versus 13 recognitions in the prior year, and the margin impact of settlement revenues during the period. Average gross margin on sales and sales-type lease of projection systems decreased in the first nine months of 2005 versus the same period in 2004 by 41.5% primarily due to the difference in the mix of projector systems recognized, and the used systems sold during the year. Included in gross margin are amounts for the first nine months of 2005 related to consensual lease buyouts of $11.3 million compared to $3.5 million in the same period in 2004, termination of agreements after customer default of $1.3 million compared to $0.8 million in the same period in 2004, and MPX conversion agreements $0.6 million compared to $5.0 million in the same period in 2004.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

NINE MONTHS ENDED SEPTEMBER 30, 2005 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2004 (cont'd)

GROSS MARGIN (cont'd)

The Company's film gross margin increased in first nine months of 2005 by $4.6 million. The Company's IMAX DMR gross margin increased by $1.8 million due to results yielded from the 2005 release of Charlie and The Chocolate Factory: The IMAX Experience and the continued success of The Polar Express: The IMAX 3D Experience. The Company's film distribution gross margin increased $1.5 million due to the release of Magnificent Desolation: Walking on the Moon 3D in September 2005, and due to the continued success of Space Station 3D. Post-production gross margin increased by $1.2 million in the first nine months of 2005 compared to the same period in 2004 mainly due to an increase in third party business at the Company's post-production unit.

The Company's owned and operated theater gross margin decreased by $0.8 million in the first nine months of 2005 in comparison to the same period in 2004 as a result of higher rental fees paid to third parties.

The Company's camera margin increased $1.2 million in the first nine months of 2005, due to the increased revenues related to the rental of 2D and 3D cameras, and also because the Company had a write down of camera assets in 2004. As a result, there was a minimal amount of camera assets to depreciate in 2005.

The Company anticipates higher gross margins for the full year of 2005 in comparison to 2004, due to a combination of higher system installations and DMR film releases, as commercial exhibitors continue to install new projection systems in their multiplexes.

OTHER

Selling, general and administrative expenses were $29.0 million in the first nine months of 2005 versus $24.5 million in the same period of 2004. Legal fees for the first nine months of 2005 increased by $2.1 million as the Company incurred legal costs related to patent infringement matters and settled certain litigation matters. Compensation expense increased by $2.8 million in the first nine months of 2005 in comparison to the same period in 2004, due largely to a higher non-cash stock-based compensation charge along with a higher Canadian dollar denominated salary expense, due to the strength of the Canadian dollar. In addition, the Company has slightly higher staffing levels in the first nine months of the current year, due to a higher level of anticipated theater system signings and installations in the upcoming quarter. The Company recorded a foreign exchange loss of $0.5 million in the first nine months of 2005 compared to a loss of $0.1 million in the same period in 2004. The Company records foreign exchange translation gains and losses primarily on a portion of its financing receivable balances which are denominated in Canadian dollars, Euros and Japanese Yen. The company recorded a capital tax recovery of $0.1 million net of capital tax expense for refunds received in the first nine months of 2005 and expensed $0.5 million for capital taxes in the same period for 2004.

Amortization of intangibles remained consistent at $0.5 million in the first nine months of 2005 and 2004.

Receivable provisions net of recoveries for accounts receivable and financing receivables amounted to a net recovery of $0.5 million in the first nine months of 2005 compared to a net recovery of $1.0 million in the first nine months of 2004, due to favorable outcomes on lease amendments for both periods.

Interest income remained consistent at $0.7 million in the first nine months of 2005 and 2004.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

NINE MONTHS ENDED SEPTEMBER 30, 2005 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2004 (cont'd)

OTHER (cont'd)

Interest expense remained consistent at $12.6 million in the first nine months of 2005 and 2004. Included in interest expense is the amortization of deferred finance costs in the amount $0.7 million in the first nine months of 2005 and 2004 related to Senior Notes due 2010. The Company's policy is to defer and amortize all the costs relating to a debt financing over the life of the debt instrument.

INCOME TAXES

The Company's effective tax rate differs from the statutory tax rate and will vary from year to year primarily as a result of numerous permanent differences, the Canadian manufacturing and processing profits deduction, investments and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or reductions in the year, changes in the Company's valuation allowance based on the Company's recoverability assessments of deferred tax assets, and favorable or unfavorable resolution of various tax examinations. The income tax expense for the nine months ended September 30, 2005, is calculated by applying the estimated average annual effective tax rate of approximately 10% for the 2005 year to pre-tax income for the period. In addition, the income tax provision for the first nine months of 2005 also included an amount of $0.2 million in respect of the conclusion of various tax examinations and additional tax assessments for the 1999 and 2000 taxation years. The Company also recorded a recovery of provincial capital taxes of $0.7 million in the nine month period of 2005 related to these same tax examinations through selling, general and administrative expenses. As of September 30, 2005, the Company had a gross deferred income tax asset of $50.5 million, against which the Company is carrying a $44.0 million valuation allowance.

RESEARCH AND DEVELOPMENT

Research and development expenses were $2.4 million in the first nine months of 2005 versus $3.0 million in the first nine months of 2004. The lower level of expenses in 2005 primarily reflects research and development activities pertaining to the Company's new IMAX MPX theater projection system, which is now complete. Through research and development, the Company continues to design and develop cinema-based equipment, software and other technologies to enhance its product offering, including the continued enhancement of a method of generating stereoscopic (3D) imaging data from a monoscopic (2D) source. The Company believes that the motion picture industry will be affected by the development of digital technologies, particularly in the areas of content creation (image capture), post-production (editing and special effects), digital re-mastering distribution and display. Consequently, the Company has made significant investments in digital technologies, including the development of a proprietary, patent-pending technology to digitally enhance image resolution and quality of motion picture films, and the conversion of monoscopic (2D) to stereoscopic (3D) images and holds a number of patents, patents pending and intellectual property rights in these areas. In addition, the Company holds numerous digital patents in the large-format field of use. However, there can be no assurance that the Company will be awarded patents covering its technology or that competitors will not develop similar technologies.

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

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

NINE MONTHS ENDED SEPTEMBER 30, 2005 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2004 (cont'd)

DISCONTINUED OPERATIONS

On December 23, 2003, the Company closed its owned and operated Miami IMAX theater. The Company abandoned or removed all of its assets from the theater in the first quarter of 2004. The Company is involved in a legal proceeding with the landlord of the theater with respect to the amount owing to the landlord by the Company for lease and guarantee obligations. The amount of loss to the Company has been estimated as between $0.8 million and $2.3 million. The Company paid out $0.8 million with respect to amounts owing to the landlord during 2003 and 2004. As the Company is uncertain as to the outcome of the proceeding, no additional amount has been recorded. The Company recorded $nil in net earnings from discontinued operations related to Miami IMAX theater in the first nine months of 2005 and 2004.

Effective December 11, 2001, the Company completed the sale of its wholly-owned subsidiary, Digital Projection International, including its subsidiaries (collectively "DPI"), to a company owned by members of DPI management. As part of the transaction, the Company restructured its advances to DPI, releasing DPI from obligations to repay any amounts in excess of $12.7 million previously advanced by the Company, and reorganized the remaining $12.7 million of debt owing to the Company into two separate loan agreements. The loans receivable are collateralized by fixed and floating charges over all DPI assets including intellectual properties. One of the loans is convertible, upon the occurrence of certain events, into shares representing 49% of the total share capital of DPI. During the first nine months of 2005, the Company recognized $0.8 million (2004
- $0.6 million) in income from discontinued operations. As of September 30, 2005 the remaining balance of the loans and interest receivable is $13.5 million, of which $13.1 million has been allowed for.

LIQUIDITY AND CAPITAL RESOURCES

CREDIT FACILITY

On February 6, 2004, the Company entered into a loan agreement for a secured revolving credit facility (the "Credit Facility") The Credit Facility is a three-year revolving credit facility with yearly renewal options thereafter, permitting maximum aggregate borrowings of $20.0 million, subject to a borrowing base calculation which includes the Company's financing receivables, and certain reserve requirements and further reduced by outstanding letters of credit. The Credit Facility bears interest at Prime + 0.25% per annum or Libor + 2.0% per annum and is collateralized by a first priority security interest in all of the current and future assets of the Company. The Credit Facility contains typical affirmative and negative covenants, including covenants that restrict the Company's ability to: incur certain additional indebtedness; make certain loans, investments or guarantees; pay dividends; make certain asset sales; incur certain liens or other encumbrances; conduct certain transactions with affiliates and enter into certain corporate transactions. In addition, the Credit Facility contains customary events of default, including upon an acquisition or a change of control that has a material adverse effect on the Company's financial condition. The Credit Facility also requires the Company to maintain a minimum level of earnings before interest, taxes, depreciation and amortization, and cash collections. As at September 30, 2005, the Company has not drawn down on the Credit Facility, and has letters of credit for $9.2 million secured by the Credit Facility arrangement.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

LIQUIDITY AND CAPITAL RESOURCES (cont'd)

CASH AND CASH EQUIVALENTS

As at September 30, 2005, the Company's principal sources of liquidity included cash and cash equivalents of $22.1 million, short-term investments of $12.2 million, the Credit Facility, trade accounts receivable of $21.4 million and anticipated collection from net investment in leases due in the next 12 months of $7.0 million. As at September 30, 2005, the Company had not drawn down any amounts under the Credit Facility.

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

Cash provided by operating activities amounted to $3.7 million for the period ended September 30, 2005. Changes in other non-cash operating assets as compared to December 31, 2004 include an increase of $4.8 million in inventories, an increase of $1.8 million in financing receivables, a $0.8 million increase in accounts receivable and a $2.8 million increase in prepaid expenses, which mostly relates to prepaid film print costs that will be expensed over the period to be benefited. Changes in other non-cash operating liabilities as compared to December 31, 2004 include an increase in deferred revenue of $6.7 million, an increase in accounts payable of $1.0 million and a decrease of $4.7 million in accrued liabilities. Included in accrued liabilities for the period ended September 30, 2005 were $28.9 million in respect of accrued pension obligations which are long-term in nature.

Cash used in investing activities amounted to $14.4 million in the first nine months of 2005, which includes an increase in short-term investments of $12.2 million, purchases of $1.2 million in fixed assets, an increase in other assets of $0.6 million and an increase in other intangible assets of $0.4 million.

Cash provided by financing activities in the first nine months of 2005 amounted to $3.6 million, primarily due to the issuance of common shares through the exercise of stock options. The Company also received $0.4 million in cash on a note receivable from a discontinued operation.

Capital expenditures including the purchase of fixed assets and investments in film assets were $8.5 million for the first nine months of 2005.

Cash provided by operating activities amounted to $4.7 million for the period ended September 30, 2004. Changes in other non-cash operating assets and liabilities included a decrease in deferred revenue of $12.7 million, and a decrease of $1.3 million in inventories. Cash used by investing activities for the first nine months of 2004 amounted to $1.8 million, primarily consisting of $0.7 million invested in fixed assets and $0.9 million invested in other assets. Cash used in financing activities included a $29.2 million retirement of its Old Senior Notes. The Company also received $0.4 million in cash on a note receivable from a discontinued operation. Capital expenditures including the purchase of fixed assets net of sales proceeds and investments in film assets were $3.5 million for the first nine months of 2004.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

LIQUIDITY AND CAPITAL RESOURCES (cont'd)

LETTERS OF CREDIT AND OTHER COMMITMENTS

As at September 30, 2005, the Company has letters of credit of $9.2 million outstanding, of which the entire balance has been secured by the Credit Facility.

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

As at September 30, 2005, the Company had outstanding $159.0 million aggregate principal of Registered Senior Notes and $1.0 million aggregate principal of Unregistered Senior Notes.

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

PENSION OBLIGATIONS

The Company has a defined benefit pension plan covering its two Co-Chief Executive Officers. As at September 30, 2005, the Company had an unfunded and accrued projected benefit obligation of approximately $28.9 million (December 31, 2004 - $25.9 million) in respect of this defined benefit pension plan. The Company intends to use the proceeds of life insurance policies taken on its Co-Chief Executive Officers to be applied towards the benefits due and payable under the plan, although there can be no assurance that the Company will ultimately do so.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of the end of the period covered by this report there was no change in the Company's internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                IMAX CORPORATION

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

(A) In March 2005, the Company, together with Three-Dimensional Media Group, Ltd. ("3DMG"), filed a complaint in the U.S. District Court for the Central District of California, Western Division, against In-Three, Inc. ("In-Three") alleging patent infringement and seeking injunctive relief and damages. In April 2005, In-Three filed an Answer denying infringement and asserting counterclaims that seek a declaratory judgment of non-infringement, invalidity, and unenforceability of the patent in suit, and damages for alleged false advertising, false designation of origin, breach of contract, interference with prospective economic advantage and/or unfair competition, and further sought a stay of the proceedings pending a review of the patent in suit by the U.S. Patent and Trademark Office ("PTO"), which review was granted by the PTO on August 5, 2005. On June 7, 2005, In-Three moved to dismiss the Company's and 3DMG's claims against it for lack of jurisdiction and on July 21, 2005, In-Three's claims were amended to assert counterclaims against the Company for willful infringement of In-Three's patents, and to seek an injunction against the Company to enjoin it from practicing its film conversion technology. On July 21 and July 29, 2005, the Court issued orders: (i) rejecting In-Three's motion to dismiss the proceedings, (ii) rejecting In-Three's motion for a preliminary injunction against the Company, (iii) rejecting In-Three's motion to stay the proceedings for an examination by the PTO and
     (iv) rejecting the Company's motion for a preliminary injunction against In-Three. Accordingly the Company believes the case will proceed to trial, and the Court informed the parties that it intends to oversee a swift resolution of the proceedings. On October 21, 2005, In-Three and the Company agreed to engage in mandatory private mediation of the matter pursuant to Local Rule 16-14 of the District Court. The Company will continue to vigorously pursue its claims and believes that all of the allegations made by In-Three are without merit. The Company further believes the amount of the loss, if any, suffered in connection with the counterclaims would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

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

(C) In May 2002, the Company filed a complaint with the District Court of Nuremberg-Furth, Germany against Siewert Holding in Wuerzburg ("Siewert"), demanding payment of rental obligations and other amounts owed to the Company. Siewert raised a defense based on alleged infringement of German antitrust rules. By judgement of December 20, 2002, the District Court rejected the defense and awarded judgement in documentary proceedings in favor of the Company and added further amounts that had fallen due. Siewert applied for leave to appeal to the German Supreme Court on matters of law, which was rejected by the German Supreme Court in March 2004. Siewert subsequently made a partial payment of amounts awarded to the Company. Siewert has filed follow up proceedings to the documentary proceedings in the District Court, essentially repeating the claims rejected in the documentary proceeding. On September 30, 2004, Siewert filed for insolvency with the Local Court in Wuerzburg. In a recent criminal matter before the District Court of Wuerzburg, unrelated to the above-referenced proceedings, Mr. Siewert was convicted of credit fraud, delaying the filing for insolvency and other charges, and was sentenced to 30 months in prison.

                                IMAX CORPORATION

(D) In January 2004, the Company and IMAX Theater Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages of approximately $3.7 million before the International Court of Arbitration of the International Chambers of Commerce (the "ICC") with respect to the breach by Electronic Media Limited ("EML") of its December 2000 agreement with the Company. In April 2004, EML filed an answer and counterclaim seeking the return of funds EML has paid to the Company, incidental expenses and punitive damages. In June 2004, the Company commenced a related arbitration before the ICC against EML's affiliate, E-CITI Entertainment (I) PVT Limited ("E-Citi"), seeking $17.8 million as a result of E-Citi's breach of a September 2000 lease agreement. The arbitration hearing has been set for the week of November 14, 2005.

(E) In June 2004, Robots of Mars, Inc. ("Robots") initiated an arbitration proceeding against the Company in California with the American Arbitration Association pursuant to an arbitration provision in a 1994 film production agreement between Robots' predecessor-in-interest and a subsidiary of the Company, asserting claims for breach of contract, fraud, breach of fiduciary duty and intentional interference with contract. Robots is seeking an accounting of the Company's revenues and an award of all sums alleged to be due to Robots under the production agreement, as well as punitive damages. The Company filed a cross claim for indemnity against a third party, SIMEX, Inc. ("SIMEX"). In response, SIMEX filed an application in Toronto, Ontario, Canada, seeking a declaration that it is not subject to the arbitration provision or payment obligations in the production agreement. The Ontario Superior Court dismissed SIMEX's application, with costs. SIMEX has appealed this decision to the Ontario Court of Appeal which has heard the case but not yet rendered a decision. The Company intends to vigorously defend these actions and believes the amount of the loss, if any, suffered in connection with these proceedings would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation or arbitration.

(F) In addition to the matters described above, the Company is currently involved in other legal proceedings which, in the opinion of the Company's management, will not materially affect the Company's financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such proceedings.

                                IMAX CORPORATION

ITEM 6. EXHIBITS

(A)     EXHIBITS

10.20   Statement of Directors' Compensation, dated August 11, 2005

31.1    Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of
        2002, dated November 3, 2005, by Bradley J. Wechsler.

31.2    Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of
        2002, dated November 3, 2005, by Richard L. Gelfond.

31.3    Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of
        2002, dated November 3, 2005, by Francis T. Joyce

32.1    Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of
        2002, dated November 3, 2005, by Bradley J. Wechsler.

32.2    Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of
        2002, dated November 3, 2005, by Richard L. Gelfond.

32.3    Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of
        2002, dated November 3, 2005, by Francis T. Joyce

                                IMAX CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        IMAX CORPORATION


Date: November 3, 2005                  By: /s/ Francis T. Joyce
                                            ------------------------------------
                                            Francis T. Joyce
                                            Chief Financial Officer
                                            (Principal Financial Officer)


Date: November 3, 2005                  By: /s/ Kathryn A. Gamble
                                            ------------------------------------
                                            Kathryn A. Gamble
                                            Vice President, Finance, Controller
                                            (Principal Accounting Officer)