Form 10-K
period 2005-12-31
IMAX CORP
filed 2006-03-09
CIK 921582

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

       Registrant's telephone number, including area code: (905) 403-6500

          Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                         NAME OF EXCHANGE ON WHICH REGISTERED
-------------------                         ------------------------------------
      None

          Securities registered pursuant to Section 12(g) of the Act:

                           COMMON SHARES, NO PAR VALUE
                                (Title of class)

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes [ ] No [X]

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12B-2 of the Exchange Act
Large Accelerated Filer [ ]    Accelerated Filer [X]    Non-Accelerate Filer [ ]

      Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

      The aggregate market value of the common shares of the registrant held by non-affiliates of the registrant, computed by reference to the last sale price of such shares as of the close of trading on June 30, 2005 was $335.13 million (35,727,325 common shares times $9.94).

      As of February 21, 2006, there were 40,214,242 common shares of the registrant outstanding.

                       DOCUMENT INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be filed within 120 days of the close of IMAX Corporation's fiscal year ended December 31, 2005, with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors and the annual meeting of the stockholders of the registrant (the "Proxy Statement") are incorporated by reference in Part III of this Form 10-K to the extent described therein.

================================================================================

                                IMAX CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                                DECEMBER 31, 2005

                                TABLE OF CONTENTS

                                                                                                                       PAGE
                                                     PART I

Item 1        Business...............................................................................................     4
Item 1A       Risk Factors...........................................................................................    14
Item 1B       Unresolved Staff Comments..............................................................................    22
Item 2        Properties.............................................................................................    22
Item 3        Legal Proceedings......................................................................................    23
Item 4        Submission of Matters to a Vote of Security Holders....................................................    24

                                                     PART II

Item 5        Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases
                of Equity Securities.................................................................................    25
Item 6        Selected Financial Data................................................................................    28
Item 7        Management's Discussion and Analysis of Financial Condition and Results of Operations..................    31
Item 7A       Quantitative and Qualitative Disclosures about Market Risk.............................................    53
Item 8        Financial Statements and Supplementary Data............................................................    54
Item 9        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................   100
Item 9A       Controls and Procedures................................................................................   100
Item 9B       Other Information......................................................................................   100

                                                     PART III

Item 10       Directors and Executive Officers of the Registrant.....................................................   101
Item 11       Executive Compensation.................................................................................   101
Item 12       Security Ownership of Certain Beneficial Owners and Management.........................................   101
Item 13       Certain Relationships and Related Transactions.........................................................   101
Item 14       Principal Accounting Fees and Services.................................................................   101

                                                     PART IV

Item 15       Exhibits and Financial Statement Schedules.............................................................   102
Signatures...........................................................................................................   106

                                IMAX CORPORATION

EXCHANGE RATE DATA

      Unless otherwise indicated, all dollar amounts in this document are expressed in United States ("U.S.") dollars. The following table sets forth, for the periods indicated, certain exchange rates based on the noon buying rate in the City of New York for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York (the "Noon Buying Rate"). Such rates quoted are the number of U.S. dollars per one Canadian dollar and are the inverse of rates quoted by the Federal Reserve Bank of New York for Canadian dollars per U.S. $1.00. The average exchange rate is based on the average of the exchange rates on the last day of each month during such periods. The Noon Buying Rate on December 31, 2005 was U.S. $0.8579.

                                                                                YEARS ENDED DECEMBER 31,
                                                    ----------------------------------------------------------------------------
                                                        2005            2004            2003            2002            2001
                                                    ------------    ------------    ------------    ------------    ------------
Exchange rate at end of period...............       U.S. $0.8579    U.S. $0.8310    U.S. $0.7738    U.S. $0.6329    U.S. $0.6267
Average exchange rate during period..........             0.8254          0.7682          0.7139          0.6368          0.6457
High exchange rate during period.............             0.8690          0.8493          0.7738          0.6619          0.6697
Low exchange rate during period..............             0.7872          0.7158          0.6349          0.6200          0.6241

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

      Certain statements included in this annual report may constitute "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, references to future capital expenditures (including the amount and nature thereof), business and technology strategies and measures to implement strategies, competitive strengths, goals, expansion and growth of business and operations, plans and references to the future success of IMAX Corporation together with its wholly-owned subsidiaries (the "Company") and expectations regarding the Company's future operating results. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the expectations and predictions of the Company is subject to a number of risks and uncertainties, including, but not limited to, general economic, market or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by the Company; competitive actions by other companies; conditions in the in-home and out-of-home entertainment industries; changes in laws or regulations; conditions and developments in the commercial exhibition industry; the acceptance of the Company's new technologies; risks associated with investments and operations in foreign jurisdictions and any future international expansion, including those related to economic, political and regulatory policies of local governments and laws and policies of the United States and Canada; the potential impact of increased competition in the markets the Company operates within; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this quarterly report are qualified by these cautionary statements, and actual results or anticipated developments by the Company may not be realized, and even if substantially realized, may not have the expected consequences to, or effects on, the Company. The Company undertakes no obligation to update publicly or otherwise revise any forward-looking information, whether as a result of new information, future events or otherwise.

   IMAX(R), IMAX(R) Dome, IMAX(R) 3D, IMAX(R) 3D Dome, The IMAX Experience(R),
       An IMAX Experience(R), IMAX DMR(R), IMAX MPX(R), IMAX think big(R)
        and think big(R) are trademarks and trade names of the Company or its subsidiaries that are registered or otherwise protected under laws of various jurisdictions.

                                IMAX CORPORATION

                                     PART I

ITEM 1. BUSINESS

GENERAL

      IMAX Corporation together with its wholly-owned subsidiaries (the "Company") is one of the world's leading entertainment technology companies, specializing in large-format and three-dimensional ("3D") film presentations. The Company's principal business is the design, manufacture, sale and lease of projection systems based on proprietary and patented technology for large-format, 15-perforation film frame, 70mm format ("15/70-format") theaters including commercial theaters, museums and science centers, and destination entertainment sites. In addition, the Company designs and manufactures high-end sound systems and produces and distributes films for IMAX theaters. The majority of IMAX theaters are operated by third parties under lease agreements with the Company.

      The Company is also engaged in the production, post-production, digital re-mastering and distribution of 15/70-format films, the operation of IMAX theaters and other operations in support of IMAX theaters and the IMAX theater network.

      The Company believes the IMAX theater network is the most extensive large-format theater network in the world with 266 theaters operating in 38 countries as of December 31, 2005. Of these 266 theaters, 151 are located in commercial locations, such as multiplex complexes, and 115 of them are currently located in institutional locations, such as museums and science centers. While the Company's roots are in the institutional market, the Company believes that the commercial market is potentially significantly larger. To increase the demand for IMAX theater systems, the Company has positioned the IMAX theater network as a new distribution platform for Hollywood blockbuster films. To this end, the Company has developed a technology that allows standard 35mm movies to be converted to its 15/70-format, has introduced a lower cost projection system designed for multiplex owners, and is continuing to build strong relationships with Hollywood studios and commercial exhibition companies.

      The Company generally does not own IMAX theaters, but leases or sells its projection and sound systems, and licenses the use of its trademarks. IMAX theater systems combine advanced, high-resolution projection systems, sound systems and screens as large as eight stories high (approximately 80 feet) that extend to the edge of a viewer's peripheral vision to create immersive audio-visual experiences. As a result, audiences feel as if they are a part of the on-screen action in a way that is more intense and exciting than in traditional theaters. In addition, the Company's IMAX 3D theater systems combine the same projection and sound systems and screens with 3D images that further increase the audience's feeling of immersion in the film. The Company believes that the network of IMAX 3D theaters represents the largest out-of-home 3D distribution network in the world.

      In 2002, the Company introduced a technology that can convert live-action 35mm films to its 15/70-format at a modest incremental cost, while meeting the Company's high standards of image and sound quality. The Company believes that this proprietary system, known as IMAX DMR (Digital Re-Mastering), has positioned IMAX theaters as a new release window or distribution platform, for Hollywood biggest event films. As of December 31, 2005, the Company, along with its studio partners, had released 11 IMAX DMR films. In 2005, the Company released four films converted through the IMAX DMR process contemporaneous with the releases of the films to conventional 35mm theaters, re-released one IMAX DMR film that had previously been released in 2004, and released one film made specifically for IMAX theaters.

      In March 2003, the Company introduced IMAX MPX, a new theater projection system designed specifically for use by commercial multiplex operators. The IMAX MPX system, which is highly automated, was designed to reduce the capital and operating costs required to run an IMAX theater while still offering consumers the image and sound quality of the trademarked experience viewers derive from IMAX theaters known as "The IMAX Experience". During 2005, the Company signed agreements for 31 MPX theater systems from North American and international commercial theater exhibitors.

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

      Screens in IMAX theaters are as large as one hundred or more feet wide and eight stories tall and the Company believes they are the largest cinema screens in the world. Unlike standard cinema screens, IMAX screens extend to the edge of a viewer's peripheral vision to create immersive experiences which, when combined with the Company's superior sound system, make audiences feel as if they are a part of the on-screen action in a way that is more intense and exciting than in traditional theaters, a critical part of The IMAX Experience. The Company's IMAX 3D theaters further increase the audience's feeling of immersion in the film by bringing images off the screen. All IMAX theaters have a steeply inclined floor to provide each audience member with a clear view of the screen. The geometrical design of an IMAX theater is proprietary and is patented.

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

                                IMAX CORPORATION

PRODUCT LINES (cont'd)

IMAX SYSTEMS (cont'd)

      IMAX THEATERS (cont'd)

      THEATER SYSTEM LEASES AND SALES. The Company's system leases generally have 10 to 20-year initial terms and are typically renewable by the customer for one or more additional 10-year term. As part of the lease agreement, the Company advises the customer on theater design and custom assemblies, supervises the installation of the theater system, provides training in using the equipment to theater personnel and, for a separate fee, provides ongoing maintenance to the system. Prospective theater owners are responsible for providing the theater location, the design and construction of the theater building, the installation of the system and any other necessary improvements as well as the marketing and programming at the theater. Under the terms of the typical lease agreement, the title to all theater system equipment (including the projection screen, the projector and the sound system) remains with the Company. The Company has the right to remove the equipment for non-payment or other defaults by the customer. The contracts are generally not cancelable by the customer unless the Company fails to perform its obligations. In certain circumstances, the Company enters into sale agreements with its customers. In these instances, the title to the theater system equipment remains with the customer, however, the Company retains the first right to purchase the system back at the end of the trademark license term. Recently the Company has entered into joint profit-sharing arrangements, where the Company receives a large portion of a theater's box office revenue in exchange for contributing the projection system to the venue. The Company's contracts are generally denominated in U.S. dollars, except in Canada, Japan and parts of Europe, where contracts are denominated in local currency.

      The typical theater system lease agreement provides for three major sources of revenue and cash flows for the Company: initial rental fees; ongoing minimum and additional rental payments; and ongoing maintenance fees. Ongoing minimum and additional rental payments and maintenance fees are generally received over the life of the contract and are usually adjusted annually based on changes in the local consumer price index. The terms of each lease agreement vary according to the system technology provided and the geographic location of the customer.

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

                                IMAX CORPORATION

PRODUCT LINES (cont'd)

IMAX SYSTEMS (cont'd)

      IMAX THEATERS (cont'd)

      The following chart shows the number of the Company's theater systems by product, opened theater network base and backlog as of December 31:

                                        2005
------------------------------------------------------------------------------------
                              2D                                    3D
               -------------------------------    ----------------------------------
                            THEATER                               THEATER
                            NETWORK                               NETWORK
                PRODUCT      BASE      BACKLOG      PRODUCT         BASE     BACKLOG
               ---------    -------    -------    ------------    -------    -------
Flat Screen    IMAX           45         --       IMAX 3D           77        12
                                                  IMAX 3D SR        48        11
                                                  IMAX MPX          21        38

Dome Screen    IMAX Dome      68          1       IMAX 3D Dome       7        --

                                        2004
------------------------------------------------------------------------------------
                              2D                                    3D
               -------------------------------    ----------------------------------
                            THEATER                               THEATER
                            NETWORK                               NETWORK
                PRODUCT      BASE      BACKLOG      PRODUCT        BASE      BACKLOG
               ---------    -------    -------    ------------    -------    -------
Flat Screen    IMAX           50         --       IMAX 3D           75        17
                                                  IMAX 3D SR        44        12
                                                  IMAX MPX           7        27

Dome Screen    IMAX Dome      65          4       IMAX 3D Dome       7        --

      As of December 31, 2005, the Company had ten theater systems which have been installed in 2005 but scheduled to open in the first quarter and second quarter of 2006. These systems have not been included in either the opened theater network base, or the backlog figures above. As of December 31, 2004, the Company had three such theater systems installed but not included in the 2004 table above.

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

      IMAX 3D AND IMAX 3D SR SYSTEMS. IMAX 3D theaters utilize a flat screen 3D system, which produces realistic three-dimensional images on an IMAX screen. The Company believes that the IMAX 3D system offers consumers one of the most realistic 3D experiences available today. To create the 3D effect, the audience uses either polarized or electronic glasses that separate the left-eye and right-eye images. The IMAX 3D projectors can project both 2D and 3D films, allowing theater owners the flexibility to exhibit either type of film. The Company offers upgrades to existing theaters, which have 2D IMAX projection systems to IMAX 3D projection systems. Since the introduction of IMAX 3D technology, the Company has upgraded 15 theater systems.

      In 1997, the Company launched a smaller IMAX 3D system called IMAX 3D SR, a patented theater system that combines a proprietary theater design, a more automated projection system and specialized sound system to replicate the experience of a larger IMAX 3D theater in a smaller space.

                                IMAX CORPORATION

PRODUCT LINES (cont'd)

IMAX SYSTEMS (cont'd)

      IMAX THEATERS (cont'd)

      IMAX MPX. In 2003, the Company launched its new large-format theater system designed specifically for use in multiplex theaters. Known as IMAX MPX, this system projects 15/70-format film onto screens, which are curved and tilted forward to further immerse the audience. An MPX theater utilizes the Company's next generation proprietary digital sound system, capable of multi-channel uncompressed studio quality digital audio. The projector is capable of playing both 2D and 3D films, and installs into a standard 35mm projection booth. The MPX system can be installed as part of a newly-constructed multiplex, as an add-on to an existing multiplex or as a retrofit of one or two existing, stadium seat auditoriums within a multiplex. With lower capital and operating costs, the MPX is designed to improve a multiplex-owner's financial returns and allow for the installation of IMAX theaters in markets that might previously not have been able to support one. The Company has signed agreements for 62 MPX theater systems since its introduction, 17 of which were installed in 2005. In addition, two existing customers switched their product commitments to IMAX MPX systems from other theater systems in the year.

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

      The library of 15/70-format films includes Hollywood event films converted into 15/70 format through IMAX DMR technology, such as the 2004 (and 2005) hit The Polar Express: The IMAX 3D Experience, along with general entertainment and educational films on subjects such as space, wildlife, music, history and natural wonders. The Library consisted of 241 films at the end of 2005, of which the Company had distribution rights to 52 such films. In recent years, 15/70-format films have been successfully released by the Company, including NASCAR 3D: The IMAX Experience, which was released by the Company and Warner Bros. Pictures ("WB") in March 2004 and has grossed more than $22.3 million to date, SPACE STATION, which was released in April 2002 and has grossed over $90.7 million to date, T-REX: Back to the Cretaceous, which was released by the Company in 1998 and has grossed over $92.6 million to date and Fantasia 2000:
The IMAX Experience, which was released by the Company and Buena Vista Pictures Distribution, a unit of The Walt Disney Company, in 2000. Fantasia 2000: The IMAX Experience, the first theatrical full-length feature film to be reformatted into 15/70-format, has grossed over $80.4 million to date. 15/70-format films have significantly longer exhibition periods than conventional 35mm films and many of the films in the large-format library have remained popular for many decades including the films To Fly! (1976), Grand Canyon - The Hidden Secrets
(1984) and The Dream Is Alive (1985).

      In 2002, the Company introduced its IMAX DMR technology, which allows 35mm live-action films to be digitally converted to IMAX's 15/70-format at a modest incremental cost. In a typical DMR film arrangement, the Company will absorb its costs for the DMR re-mastering and then recoup this cost from a percentage of the gross box office receipts of the picture, which will generally range from 10-15%. The Company may also have certain distribution rights to the 15/70-format films produced using its IMAX DMR technology.

                                IMAX CORPORATION

PRODUCT LINES (cont'd)

FILMS (cont'd)

      FILM PRODUCTION, DISTRIBUTION AND POST-PRODUCTION (cont'd)

      The first IMAX DMR film, Apollo 13: The IMAX Experience, produced in conjunction with Universal Pictures and Imagine Entertainment, was released in September 2002. Since the release of that film, the Company has released an additional ten IMAX DMR films.

      In 2005, the Company released four films converted through the IMAX DMR process contemporaneous with the releases of the films to conventional 35mm theaters, re-released one IMAX DMR film that had previously been released in 2004 and released one film made specifically for IMAX theaters.

      On March 11, 2005, IMAX and 20th Century Fox released the IMAX DMR version of Robots: The IMAX Experience to IMAX theaters. On June 15, 2005, WB released Batman Begins: The IMAX Experience, an IMAX DMR version of one of the year's top-grossing Hollywood films, to the IMAX theater network. This was shortly followed by the release on July 17, 2005 of WB's Charlie and the Chocolate
Factory: The IMAX Experience. On September 23, 2005 the Company released Magnificent Desolation: Walking on the Moon 3D, a Playtone/IMAX production, presented and narrated by Tom Hanks. On November 18, 2005, Harry Potter and the Goblet of Fire: The IMAX Experience, WB's fourth film release based on the popular Harry Potter book series, was released on approximately 98 IMAX screens. This compares to the 87 screens that Harry Potter and the Prisoner of Azkaban:
The IMAX Experience was launched in June 2004, with the increase resulting from the growth in the IMAX theater network. Also in November 2005, an IMAX 3D DMR version of WB's computer generated imagery animated holiday film, The Polar
Express: The IMAX 3D Experience, was re-released to IMAX theaters, contemporaneous with the film's DVD release. The Polar Express was the first Hollywood feature film ever released in IMAX 3D and is the Company's most successful DMR release to date. It grossed an additional $14.5 million in its re-release, and a total of $59.3 million since its initial release in 2004.

      The Company believes that these releases have positioned IMAX theaters as a separate distribution platform for Hollywood films similar to the type created when Hollywood studios began including the pay TV and home video industries as release windows for their films.

      For 2006, the Company has signed agreements with WB to release five IMAX DMR films to IMAX theaters contemporaneous with the releases of the films to conventional 35mm theaters, and is working with a number of studios on potentially adding a sixth film to the 2006 IMAX DMR slate. In March 2006, the Company will release V For Vendetta: The IMAX Experience, an action-adventure from the creators of The Matrix trilogy, produced by Joel Silver and the Wachowski Brothers, directed by James McTeigue and starring Natalie Portman.

      Also in March 2006, the Company will release Deep Sea 3D in conjunction with WB. This original documentary is directed by underwater cinematographer Howard Hall, narrated by Johnny Depp and Kate Winslet, with an original score by Danny Elfman.

      In May 2006, the Company will release Poseidon: The IMAX Experience, a re-envisioning of the 1972 adventure film The Poseidon Adventure, directed by Wolfgang Petersen (The Perfect Storm, Troy).

      In June 2006, the Company will release Superman Returns: The IMAX Experience, a new chapter in the saga of the superhero, directed by Bryan Singer (X-Men, The Usual Suspects).

      In August 2006, the Company will release The Ant Bully: An IMAX 3D Experience, an animated computer generated imagery film, which has been converted into IMAX 3D from the director of the 2001 film Jimmy Neutron: Boy Genius.

      In November 2006, the Company will release a second film converted to IMAX 3D, Happy Feet: An IMAX 3D Experience, an animated musical comedy directed by George Miller (the Babe films, Lorenzo's Oil and the Mad Max trilogy).

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

      DIGITAL RE-MASTERING (IMAX DMR)

      The Company has developed technology that makes it possible for 35mm live-action film to be transformed into IMAX's 15/70-format at a cost of roughly $2 - $3 million per film. This patent-pending system, known as IMAX DMR, has opened the IMAX theater network up to film releases from Hollywood's broad library of films.

      The IMAX DMR process involves the following:

      - scanning, at the highest resolution possible, each individual frame of the 35mm film and converting it into a digital image;

      -     optimizing the image using proprietary image enhancement tools;

      - analyzing the information contained within a 35mm frame format and enhancing the digital image using techniques such as sharpening, color correction, grain removal and the elimination of unsteadiness and removal of unwanted artifacts; and

      -     recording the enhanced digital image onto 15/70-format film.

      The highly automated system typically allows the re-mastering process to meet aggressive film production schedules. The Company is continuing to improve the length of time it takes to reformat a film with its IMAX DMR technology. Apollo 13: The IMAX Experience, released in 2002, was re-mastered in 16 weeks, while Spider-Man 2: The IMAX Experience, released in 2004, was re-mastered in approximately two weeks. The IMAX DMR conversion of simultaneous, or "day-and-date", releases are done in parallel with the movie's filming and editing, which is necessary for the simultaneous, or day-and-date, release of an IMAX DMR film with the domestic release to conventional theaters.

      For IMAX DMR releases, the original soundtrack of the 35mm film is re-mastered for IMAX's five or six-channel digital sound system. Unlike conventional theater sound systems, IMAX sound systems are uncompressed, full fidelity and use proprietary loudspeaker systems and surround sound that ensure every theater seat is in a good listening position. While the Company has to date only converted live-action 35mm films into IMAX's 15/70-format film in 2D, the Company has developed a technology to convert live action 2D 35mm movies to IMAX 3D films, a patented technology which the Company believes can offer significant potential benefits to the Company and the IMAX theater network. The Company has successfully demonstrated its ability to convert computer generated animation to IMAX 3D, with the 1999 release of Cyberworld, the 2002 release of Steve Oedekerk's Santa vs. the Snowman and the 2004 release of the full length CGI feature, The Polar Express: The IMAX 3D Experience.

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

      The commercial theater segment of the Company's theater network is now its largest segment with a total of 151 theaters opened. At December 31, 2005, 36% of all opened IMAX theaters were in locations outside of North America. The Company's institutional customers include science and natural history museums, zoos, aquaria and other educational and cultural centers. The Company also leases its systems to theme parks, tourist destination sites, fairs and expositions. The following table outlines the breakdown of the theater network by geographic segment as at December 31:

                         2005       2004
                        -------    -------
                        THEATER    THEATER
                        NETWORK    NETWORK
                          BASE       BASE
                        -------    -------
Canada.............          22         24
United States......         134        125
Europe.............          47         46
Japan..............          14         14
Rest of World......          49         39
                        -------    -------
Total..............         266        248
                        =======    =======

      For information on revenue breakdown by geographic area, see note 22 to the audited financial statements in Item 8. No one customer represents more than 5% of the Company's installed base of theaters. The Company has no dependence upon a single customer, the loss of which would have a material adverse effect on the Company.

                                IMAX CORPORATION

INDUSTRY AND COMPETITION

      The Company competes with a number of manufacturers of large-format film projection systems. Most of these competitors utilize smaller film formats, including 8-perforation film frame, 70mm and 10-perforation film frame, 70mm formats, which the Company believes deliver an image that is inferior to The IMAX Experience. The IMAX theater network and the number of 15/70-format films to which the Company has distribution rights are substantially larger than those of its 15/70-format competitors, and IMAX DMR reformatted films are available exclusively to the IMAX theater network. The Company's customers generally consider a number of criteria when selecting a large-format theater including quality, reputation, brand-name recognition, type of system, features, price and service. The Company believes that its competitive strengths include the value of the IMAX(R) brand name, the quality and historic up-time of IMAX theater systems, the return on investment of an IMAX theater system, the number and quality of 15/70-format films that it distributes, the quality of the sound system included with the IMAX theater, the availability of Hollywood event films to IMAX theaters through IMAX DMR technology and the level of the Company's service and maintenance efforts. Virtually all of the best performing large-format theaters in the world are IMAX theaters.

      In 2003, the Company introduced IMAX MPX, a new theater projection system designed specifically for use in multiplex auditoriums. The IMAX MPX system is designed to reduce the capital and operating costs required to run an IMAX theater while still offering consumers the image and sound quality of The IMAX Experience.

THE IMAX BRAND

      The IMAX brand is world famous and stands for immersive family entertainment that combines stunning images of exceptional quality and clarity on screens up to one-hundred feet wide and eight stories tall with the Company's proprietary 6-channel digital sound systems and unique theater designs. The Company's research shows that the IMAX brand is a significant factor in a consumer's decision to go to an IMAX theater, and that movie-goers are willing to travel significantly farther and pay more to see films in IMAX's immersive format. In addition, the Company believes that its significant brand loyalty among consumers provides it with a strong, sustainable position in the exhibition industry. The IMAX brand name cuts across geographic and demographic boundaries.

      Historically, the Company's brand identity was grounded in its educational film presentations to families around the world. With an increasing number of IMAX theaters based in multiplexes and with a recent history of commercially successful large-format films such as Fantasia 2000: The IMAX Experience, The Matrix Reloaded: The IMAX Experience, The Polar Express: The IMAX 3D Experience, Harry Potter and The Goblet of Fire: The IMAX Experience, and Batman Begins: The IMAX Experience, the Company is rapidly increasing its presence in commercial settings. The Company believes the strength of the IMAX brand will be an asset as it continues to establish IMAX theaters as a new and desirable release window for Hollywood films.

RESEARCH AND DEVELOPMENT

      The Company believes that it is one of the world's leading entertainment technology companies with significant in-house proprietary expertise in projection system, camera and sound system design, engineering and imaging technology, particularly in 3D. The Company believes that the motion picture industry will be affected by the development of digital technologies, particularly in the areas of content creation (image capture), post-production (editing and special effects), digital re-mastering (such as IMAX DMR), distribution and display. The Company has made significant investments in digital technologies, including the development of a proprietary, patent-pending technology to digitally enhance image resolution and quality of 35mm motion picture films, the conversion of monoscopic (2D) to stereoscopic (3D) images and the creation of an IMAX digital projector, and holds a number of patents, patents pending and other intellectual property rights in these areas. In addition, the Company holds numerous digital patents and long-term relationships with key manufacturers and suppliers in digital technology.

                                IMAX CORPORATION

RESEARCH AND DEVELOPMENT (cont'd)

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

      In March 2003, the Company launched its new large-format theater system designed specifically for use in multiplex theaters. Known as IMAX MPX, this new lower cost system allows commercial exhibitors to add an IMAX theater to a new multiplex, an existing multiplex or to retrofit one or two existing multiplex auditoriums into an IMAX theater. The IMAX MPX system is lighter and simpler to operate, with proprietary theater geometries designed to reduce construction, installation, facility and operating costs. An IMAX MPX system projects 15/70-format film onto screens that are curved and tilted forward to further immerse the audience. An IMAX MPX theater utilizes the Company's next generation proprietary digital sound system, capable of multi-channel uncompressed studio quality digital audio. The IMAX MPX projector is capable of playing both 2D and 3D films, and installs into a standard 35mm projection booth.

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

      For 2005, 2004 and 2003, the Company recorded research and development expenses of $3.3 million, $4.0 million and $3.8 million, respectively.

      As of December 31, 2005, 40 of the Company's employees were connected with research and development projects.

MANUFACTURING AND SERVICE

PROJECTION SYSTEMS MANUFACTURING

      The Company assembles its large-format projection systems at its Corporate Headquarters and Technology Center in Mississauga, Canada (near Toronto). A majority of the components for the Company's systems are purchased from outside vendors. The Company develops and designs all the key elements for the proprietary technology involved in its projector and camera systems. Fabrication of these components is then subcontracted to a group of carefully pre-qualified suppliers. Manufacture and supply contracts are signed for the delivery of components on an order-by-order basis. The Company has developed long-term relationships with a number of significant suppliers, and the Company believes its existing suppliers will continue to supply quality products in quantities sufficient to satisfy its needs. The Company inspects all components and sub-assemblies, completes the final assembly and then subjects the systems to comprehensive testing prior to shipment. In 2005, IMAX theater systems had operating uptimes based on scheduled shows of approximately 99.8%.

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

PATENTS AND TRADEMARKS

      The Company's inventions cover various aspects of its proprietary technology and many of such inventions are protected by Letters of Patent or applications filed throughout the world, most significantly in the United States, Canada, Belgium, Japan, France, Germany and the United Kingdom. The subject matter covered by these patents, applications and other licenses encompasses theater design and geometry, electronic circuitry and mechanisms employed in film projectors and projection systems (including 3D projection systems), a method for synchronizing digital data systems, a method of generating stereoscopic (3D) imaging data from a 2D source, a process for digitally re-mastering 35mm films into 15/70-format and other inventions relating to digital technologies. The Company has been diligent in the protection of its proprietary interests.

      The Company currently holds or licenses 45 patents, has 15 patents pending in the United States and has corresponding patents or filed applications in many countries throughout the world. While the Company considers its patents to be important to the overall conduct of its business, it does not consider any particular patent essential to its operations. Certain of the Company's patents in the United States, Canada and Japan for improvements to the IMAX projector, IMAX 3D Dome and sound systems expire between 2008 and 2020.

      The Company owns or otherwise has rights to trademarks and trade names used in conjunction with the sale of its products, systems and services. The following trademarks are considered significant in terms of the current and contemplated operations of the Company: IMAX(R), The IMAX Experience(R), An IMAX Experience(R), IMAX DMR(R), IMAX(R) 3D, IMAX(R) Dome, IMAX MPX(R), IMAX think big(R) and think big(R). These trademarks are widely protected by registration or common law throughout the world. The Company also owns the service mark IMAX THEATRE(TM).

EMPLOYEES

      As of December 31, 2005, the Company had 376 employees not including hourly employees at Company owned and operated theaters.

AVAILABLE INFORMATION

      The Company makes available free of charge its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K as soon as reasonably practicable after such filing has been made with the United States Securities and Exchange Commission (the "SEC"). Reports may be obtained through the Company's website at www.imax.com or by calling the Company's investor relations at 212-821-0100.

ITEM 1A. RISK FACTORS

      If any of the risks described below occurs, the Company's business, operating results and financial condition could be materially adversely affected.

      The risks described below are not the only ones the Company faces. Additional risks not presently known to the Company or that it deems immaterial, may also impair its business or operations.

                                IMAX CORPORATION

RISKS RELATED TO THE COMPANY'S FINANCIAL PERFORMANCE OR CONDITION

THE COMPANY IS HIGHLY LEVERAGED, AND THIS IMPAIRS ITS ABILITY TO OBTAIN FINANCING AND LIMITS CASH FLOW AVAILABLE FOR ITS OPERATIONS.

      The Company is highly leveraged. As at December 31, 2005, its total long-term indebtedness was $160.0 million. At December 31, 2005, the Company's shareholders' deficiency was $23.0 million. The Company's high leverage has important possible consequences. It may:

      - make it more difficult for the Company to satisfy its financial obligations;

      - limit its ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes;

      - require the Company to dedicate all or a substantial portion of its cash flow from operations to the payment of principal and interest on its indebtedness, resulting in less cash available for its operations and other purposes;

      -     limit its ability to rapidly adjust to changing market conditions;
            and

      - increase its vulnerability to downturns in its business or in general economic conditions.

      The Company's ability to satisfy its obligations and to reduce its total debt depends on its future operating performance. The Company's future operating performance is subject to many factors, including economic, financial and competitive factors, which may be beyond its control. As a result, it may not be able to generate sufficient cash flow, and future financings may not be available to provide sufficient net proceeds, to meet these obligations or to execute its business strategy successfully.

THE COMPANY MAY STILL BE ABLE TO INCUR MORE INDEBTEDNESS, WHICH COULD FURTHER EXACERBATE THE RISKS ASSOCIATED WITH ITS EXISTING INDEBTEDNESS.

      The Company may be able to incur substantial additional indebtedness in the future. Although the agreements governing the indebtedness contain restrictions on the incurrence of additional indebtedness, debt incurred in compliance with these restrictions could be substantial. If additional indebtedness is added to its current indebtedness levels, the related risks that the Company faces would be magnified.

THE COMPANY MAY NOT GENERATE CASH FLOW SUFFICIENT TO SERVICE ALL OF ITS OBLIGATIONS.

      The Company's ability to make payments on and to refinance its indebtedness and to fund its operations, working capital and capital expenditures, depends on its ability to generate cash in the future. The Company's cash flow is subject to general economic, industry, financial, competitive, operating, regulatory and other factors, many of which are beyond its control. The Company's business may not generate cash flow in an amount sufficient to enable it to repay its indebtedness or to fund its other liquidity needs.

THE AGREEMENTS GOVERNING THE COMPANY'S INDEBTEDNESS CONTAIN SIGNIFICANT RESTRICTIONS THAT LIMIT ITS OPERATING AND FINANCIAL FLEXIBILITY.

      The indenture governing the Company's indebtedness including the agreement governing its credit facility contains covenants that, among other things, limit its ability to:

      -     incur additional indebtedness;

      -     pay dividends and make distributions;

      -     repurchase stock;

      -     make certain investments;

      -     transfer or sell assets;

      -     create liens;

      -     enter into transactions with affiliates;

      -     issue or sell stock of subsidiaries;

      - create dividend or other payment restrictions affecting restricted subsidiaries; and

      - merge, consolidate, amalgamate or sell all or substantially all of its assets to another person.

                                IMAX CORPORATION

RISKS RELATED TO THE COMPANY'S FINANCIAL PERFORMANCE OR CONDITION (cont'd)

THE AGREEMENTS GOVERNING THE COMPANY'S INDEBTEDNESS CONTAIN SIGNIFICANT RESTRICTIONS THAT LIMIT ITS OPERATING AND FINANCIAL FLEXIBILITY. (cont'd)

      These restrictions may limit the Company's ability to execute its business strategy. Moreover, if operating results fall below current levels, the Company may be unable to comply with these covenants. If that occurs, the Company's lenders could accelerate its indebtedness.

CERTAIN BANKRUPTCY AND INSOLVENCY LAWS MAY IMPAIR A CREDITOR'S ABILITY TO ENFORCE REMEDIES IN AN INSOLVENCY.

      The Company is incorporated under the laws of Canada, and substantially all of its assets are located in Canada. Under bankruptcy laws in the United States, courts typically have jurisdiction over a debtor's property, wherever located, including property situated in other countries. There can be no assurance, however, that courts outside the United States would recognize the U.S. bankruptcy court's jurisdiction. Accordingly, difficulties may arise in administering a U.S. bankruptcy case involving a Canadian company like the Company with property located outside the United States, and any orders or judgments of a bankruptcy court in the United States may not be enforceable in Canada against the Company.

      The rights of a creditor to enforce remedies may be significantly impaired by the restructuring provisions of applicable Canadian federal bankruptcy, insolvency and other restructuring legislation if the benefit of such legislation is sought with respect to the Company. For example, both the Bankruptcy and Insolvency Act (Canada) and the Companies' Creditors Arrangement Act (Canada) contain provisions enabling an "insolvent person" to obtain a stay of proceeding as against its creditors and others and to prepare and file a proposal for consideration by all or some of its creditors to be voted on by the various classes of its creditors. Moreover, this legislation permits, in certain circumstances, an insolvent debtor to retain possession and administration of its property, even though it may be in default under the applicable debt instrument.

RISKS RELATED TO THE COMPANY'S BUSINESS

THE COMPANY'S THEATER SYSTEM REVENUE CAN VARY SIGNIFICANTLY FROM ITS CASH FLOWS UNDER THEATER SYSTEM SALES AND LEASE AGREEMENTS.

      The Company's theater system revenue can vary significantly from the associated cash flows. The Company generally provides its theater systems to customers on a long-term lease basis with initial lease terms of typically 10 to 20 years. The Company's lease agreements typically provide for three major sources of cash flow:

      - initial rental fees, which are paid in installments commencing upon the signing of the lease agreement until installation of the system;

      - ongoing rental payments, which are paid monthly after system installation and are generally equal to the greater of a fixed minimum amount per annum and a percentage of box office receipts; and

      - annual maintenance fees, which are generally payable commencing in the second year of theater operations.

      Initial rental payments generally make up a majority of cash received for a theater system lease.

      Theater system leases that transfer substantially all of the benefits and risks of ownership to customers are classified as sales-type leases. Revenue from sales-type leases is recorded at the time installation is complete and other revenue recognition conditions are satisfied. The revenue recorded is equal to the sum of initial rental payments and the present value of minimum additional rental fees due under the lease agreement. Cash received from initial rental fees in advance of installation is recorded as deferred revenue.

      Leases that do not transfer substantially all of the benefits and risks of ownership to the customer are classified as operating leases. For these leases, initial rental fees and minimum ongoing rental payments are recognized as revenue on a straight-line basis over the lease term.

      Periodically, the Company sells its theater systems to customers. These sales generally provide for initial cash receipts and the receipt of payments over time, typically 10 to 20 years.

                                IMAX CORPORATION

RISKS RELATED TO THE COMPANY'S BUSINESS (cont'd)

THERE IS COLLECTION RISK ASSOCIATED WITH LEASE PAYMENTS TO BE RECEIVED OVER THE TERMS OF THE COMPANY'S THEATER SYSTEM LEASES.

      The Company is dependent in part on the viability of its customers for collections under long-term leases. The Company cannot assure that exhibitors or other operators to whom it leases theater systems will not experience financial difficulties in the future. The Company may not collect all of its contracted future lease payments. The Company's revenue can vary significantly from its cash flows under theater system sales and lease agreements, and there is collection risk associated with rental payments to be received over the terms of its leases.

THE COMPANY MAY NOT CONVERT ALL OF ITS BACKLOG INTO REVENUE AND CASH FLOWS.

      The Company lists signed contracts for theater system sales and sales-type leases as sales backlog prior to the time of revenue recognition. Sales backlog represents the total value of all signed system sales and lease agreements that are expected to be recognized as revenue in the future and includes initial rental fees along with the present value of contractual minimum rents due over the lease term, but excludes maintenance revenues as well as rents in excess of contractual minimums that might be received in the future. All of the Company's customers with which it has signed contracts may not accept delivery of theater systems that are included in the Company's backlog. Moreover, if the Company litigates to enforce a customer's contractual obligations, there are no guarantees that such obligations will ultimately be deemed to be enforceable. This could adversely affect the Company's future revenues. In addition, customers with system obligations in backlog sometimes request that the Company agree to modify or reduce such obligations. The Company has in the past, under certain circumstances, restructured backlog obligations of certain customers. The backlog obligations of other customers may also be modified, reduced or otherwise restructured in the future, which can adversely affect the Company's future revenues and cash flows.

THE COMPANY DEPENDS ON COMMERCIAL MOVIE EXHIBITORS TO LEASE ITS IMAX THEATER SYSTEMS AND TO PROVIDE ADDITIONAL REVENUES AND VENUES IN WHICH TO EXHIBIT ITS IMAX DMR FILMS.

      A number of its commercial exhibition customers emerged from bankruptcy protection in recent years. The Company is unable to predict if or when they or other exhibitors will lease or continue to lease IMAX theater systems from the Company or whether other commercial movie exhibitors will experience significant financial difficulties in the future. If exhibitors choose to reduce their levels of expansion or decide not to lease IMAX theater systems for their existing or new theaters, the Company's revenues would not increase at an anticipated rate and motion picture studios may be less willing to reformat Hollywood 35mm films into the Company's 15/70 film format for exhibition in commercial IMAX theaters. As a result, the Company's future revenues could be adversely affected.

THE COMPANY'S OPERATING RESULTS AND CASH FLOW CAN VARY SUBSTANTIALLY FROM QUARTER TO QUARTER AND COULD INCREASE THE VOLATILITY OF ITS SHARE PRICE.

      The Company's operating results and cash flow can fluctuate substantially from quarter to quarter. In particular, fluctuations in theater system installations can materially affect operating results. Factors that have affected the Company's operating results and cash flow in the past, and are likely to affect its operating results and cash flow in the future include, among other things:

      -     the timing of signing and installation of new theater systems;

      -     demand for, and acceptance of, its products and services;

      -     revenue recognition of sales and sales-type leases;

      -     classification of leases as sales-type versus operating leases;

      -     volume of orders received and that can be fulfilled in the quarter;

      -     the level of its sales backlog;

      - the timing and commercial success of films produced and distributed by the Company and others;

      -     the signing of film distribution agreements;

      - the financial performance of IMAX theaters operated by the Company's customers and by the Company; and

      - the financial difficulties, including bankruptcies, faced by customers, particularly customers in the commercial exhibition industry.

                                IMAX CORPORATION

RISKS RELATED TO THE COMPANY'S BUSINESS (cont'd)

THE COMPANY'S OPERATING RESULTS AND CASH FLOW CAN VARY SUBSTANTIALLY FROM QUARTER TO QUARTER AND COULD INCREASE THE VOLATILITY OF ITS SHARE PRICE. (cont'd)

      Most of the Company's operating expenses are fixed in the short term. The Company may be unable to rapidly adjust its spending to compensate for any unexpected sales shortfall, which would harm quarterly operating results. The results of any quarterly period are not necessarily indicative of its results for any other quarter or for a full fiscal year.

THE COMPANY MAY NOT BE ABLE TO GENERATE PROFITS IN THE FUTURE.

      The Company may not be able to generate profits in any future period. If the Company does not generate profits in future periods, it may be unable to finance the operations of its business or meet its debt obligations.

THE SUCCESS OF THE IMAX THEATER NETWORK IS DIRECTLY RELATED TO THE AVAILABILITY AND SUCCESS OF 15/70 FORMAT FILMS, PARTICULARLY IMAX DMR FILMS.

      An important factor affecting the growth and success of the IMAX theater network is the availability of 15/70 format films. The Company produces only a small number of 15/70 format films and, as a result, the Company relies principally on 15/70 format films produced by third party filmmakers and studios, particularly those converted from 35mm format using the Company's IMAX DMR technology. There are no guarantees that these filmmakers and studios will continue to release 15/70 or IMAX DMR films, or that the 15/70 format films they produce will be commercially successful.

THE COMPANY'S REVENUES FROM EXISTING CUSTOMERS ARE DERIVED IN PART FROM FINANCIAL REPORTING PROVIDED BY ITS CUSTOMERS, WHICH MAY BE INACCURATE OR INCOMPLETE, RESULTING IN LOST OR DELAYED REVENUES.

      A portion of the Company's lease payments and its film license fees are based upon financial reporting provided by its customers. If such reporting is inaccurate, incomplete or withheld, the Company's ability to invoice and receive the proper amount from its customers in a timely fashion will be impaired. The Company's contractual audits may not rectify payments lost or delayed as a result of customers not fulfilling their contractual requirements with respect to financial reporting.

THE COMPANY CONDUCTS BUSINESS INTERNATIONALLY WHICH EXPOSES IT TO UNCERTAINTIES AND RISKS THAT COULD NEGATIVELY AFFECT ITS OPERATIONS AND SALES.

      A significant portion of the Company's sales are made to customers located outside the United States and Canada. Approximately 44%, 43% and 40% of its revenues were derived outside of the United States and Canada in 2005, 2004 and 2003, respectively. The Company expects its international operations to continue to account for a significant portion of its revenues in the future and plan to expand into new markets in the future. The Company does not have significant experience in operating in certain foreign countries and are subject to the risks associated with operating in those countries. The Company currently has installation and sales activity projected in countries where economies have been unstable in recent years. The economies of other foreign countries important to the Company's operations could also suffer slower economic growth or instability in the future. The following are among the risks that could negatively affect the Company's operations and sales in foreign markets:

                                IMAX CORPORATION

RISKS RELATED TO THE COMPANY'S BUSINESS (cont'd)

THE COMPANY CONDUCTS BUSINESS INTERNATIONALLY WHICH EXPOSES IT TO UNCERTAINTIES AND RISKS THAT COULD NEGATIVELY AFFECT ITS OPERATIONS AND SALES. (cont'd)

      -     new restrictions on access to markets;

      - unusual or burdensome foreign laws or regulatory requirements or unexpected changes to those laws or requirements;

      - fluctuations in the value of foreign currency versus the U.S. dollar and potential currency devaluations;

      - new tariffs, trade protection measures, import or export licensing requirements, trade embargoes and other trade barriers;

      - imposition of foreign exchange controls in such foreign jurisdictions;

      -     dependence on foreign distributors and their sales channels;

      -     difficulties in staffing and managing foreign operations;

      -     adverse changes in monetary and/or tax policies;

      -     poor recognition of intellectual property rights;

      -     inflation;

      - requirements to provide performance bonds and letters of credit to international customers to secure system deliveries; and

      -     political, economic and social instability in foreign countries.

THE COMPANY FACES RISKS IN CONNECTION WITH THE CONTINUED EXPANSION OF ITS BUSINESS IN CHINA AND OTHER PARTS OF ASIA.

      The first IMAX projection system in a theater in China was installed in December 2001 and 13 additional IMAX theater systems are scheduled to be installed in China by 2008. China is now the Company's second largest and fastest growing market. However, the geopolitical instability of the region comprising China, Taiwan, North Korea and South Korea could result in economic embargoes, disruptions in shipping or even military hostilities, which could interfere with both the fulfillment of the Company's existing contracts and its pursuit of additional contracts in China.

THE INTRODUCTION OF NEW PRODUCTS AND TECHNOLOGIES AND CHANGES IN THE WAY THE COMPANY'S COMPETITORS OPERATE COULD HARM THE COMPANY'S BUSINESS.

      The out-of-home entertainment industry is very competitive, and the Company faces a number of challenges. The Company competes with other large-format film projection system manufacturers as well as, indirectly, conventional motion picture exhibitors. In addition to existing competitors, the Company may also face competition in the future from companies in the entertainment industry with new technologies and/or substantially greater capital resources. The Company also faces competition from a number of alternative motion picture distribution channels such as home video, pay-per-view, video-on-demand, DVD, and syndicated and broadcast television. The Company also competes for the public's leisure time and disposable income with other forms of entertainment, including sporting events, concerts, live theater and restaurants.

      Furthermore, the out-of-home entertainment industry in general is undergoing significant changes. Primarily due to technological developments and changing consumer tastes, numerous companies are developing, and are expected to continue to develop, new entertainment products for the out-of-home entertainment industry, which may compete directly with the Company's products. Competitors may design products which are more attractive to the consumer and/or more cost effective than the Company's and may make its products less competitive. The products that the Company is currently developing may never be attractive to consumers or be competitive. As a result of this competition, the Company could lose market share as demand for its products declines, which could seriously harm its business and operating results.

      The motion picture exhibition industry is in the early stages of conversion from film based media to electronic based media. The Company is similarly in the very early stages of developing a digital projection system that can be utilized in IMAX theaters. Such risks could include the need for the Company to raise additional capital to finance remanufacturing of theater systems and associated conversion costs, which capital may not be available to the Company on attractive terms, or at all.

                                IMAX CORPORATION

RISKS RELATED TO THE COMPANY'S BUSINESS (cont'd)

AN ECONOMIC DOWNTURN COULD MATERIALLY AFFECT THE COMPANY'S BUSINESS BY REDUCING DEMAND FOR IMAX THEATER SYSTEMS AND REVENUE GENERATED FROM BOX OFFICE SALES.

      The Company depends on the sale and lease of IMAX theater systems to commercial movie exhibitors to generate a significant portion of its revenues. Most of the Company's lease agreements provide for additional revenues based on a percentage of theater box office receipts when attendance at an IMAX theater exceeds a minimum threshold. Commercial movie exhibitors generate revenues from consumer attendance at their theaters, which are subject to general political, social and economic conditions and the willingness of consumers to spend discretionary money at movie theaters. If there is a prolonged economic downturn, commercial movie exhibitors could be less willing to invest capital in new theaters resulting in a decline in demand for new IMAX theater systems. In addition, any decline in attendance at commercial IMAX theaters will reduce the additional revenues the Company generates from a percentage of theater box office receipts. Institutional exhibitors may also experience a decline in attendance given general political, social and economic conditions, which may result in reduced revenues generated from receipts attributed to IMAX theaters at such institutions and reduced film license fees.

THE COMPANY MAY EXPERIENCE ADVERSE EFFECTS DUE TO EXCHANGE RATE FLUCTUATIONS.

      A substantial portion of the Company's revenues is denominated in U.S. dollars, while a substantial portion of its expenses is denominated in Canadian dollars. The Company also generates revenues in Euros and Japanese Yen. From time to time, the Company enters into forward contracts to hedge its exposure to exchange rate fluctuations. However, the Company's strategy may not be successful in reducing its exposure to these fluctuations. Any material increase in the value of the Canadian dollar in relation to the U.S. dollar compared to historical levels could have a material adverse effect on its operating results.

THE COMPANY IS SUBJECT TO IMPAIRMENT LOSSES ON ITS ASSETS.

      The Company amortizes its film assets using the individual film forecast method whereby the costs of film assets are amortized and participation costs are accrued for each film in the ratio of revenues earned in the current period to management's estimate of total revenues ultimately expected to be received for that title. Management regularly reviews and revises when necessary its estimates of ultimate revenues on a title-by-title basis, which may result in a change in the rate of amortization of the film assets and write-downs to film assets. Results of operations in future years depend upon the amortization of the Company's film assets and may be significantly affected by periodic adjustments in amortization rates.

IF THE COMPANY'S GOODWILL OR AMORTIZABLE INTANGIBLE ASSETS BECOME IMPAIRED THE COMPANY MAY BE REQUIRED TO RECORD A SIGNIFICANT CHARGE TO EARNINGS.

      Under United States Generally Accepted Accounting Principles ("U.S. GAAP"), the Company reviews its amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of the Company's goodwill or amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, future cash flows, and slower growth rates in Company's the industry. The Company may be required to record a significant charge to earnings in its financial statements during the period in which any impairment of its goodwill or amortizable intangible assets is determined resulting in an impact on the Company's results of operations.

                                IMAX CORPORATION

RISKS RELATED TO THE COMPANY'S BUSINESS (cont'd)

CHANGES IN ACCOUNTING AND CHANGES IN MANAGEMENT'S ESTIMATES MAY AFFECT THE COMPANY'S REPORTED EARNINGS AND OPERATING INCOME.

      U.S. GAAP and accompanying accounting pronouncements, implementation guidelines and interpretations for many aspects of the Company's business, such as revenue recognition, multiple element arrangements, film accounting, accounting for pensions, accounting for income taxes, and treatment of goodwill or amortizable intangible assets, are highly complex and involve subjective judgments. Changes in these rules, their interpretation, management's estimates, or changes in the Company's products or business could significantly change its reported earnings and operating income and could add significant volatility to those measures, without a comparable underlying change in cash flow from operations. See item 7 under Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies of this report.

THE COMPANY RELIES ON ITS KEY PERSONNEL, AND THE LOSS OF ONE OR MORE OF THOSE PERSONNEL COULD HARM ITS ABILITY TO CARRY OUT ITS BUSINESS STRATEGY.

      The Company's operations and prospects depend in large part on the performance and continued service of its senior management team. The Company may not find qualified replacements for any of these individuals if their services are no longer available. The loss of the services of one or more members of the Company's senior management team could adversely affect its ability to effectively pursue its business strategy.

THE COMPANY'S ABILITY TO ADEQUATELY PROTECT ITS INTELLECTUAL PROPERTY IS LIMITED, AND COMPETITORS MAY MISAPPROPRIATE ITS TECHNOLOGY, WHICH COULD WEAKEN ITS COMPETITIVE POSITION.

      The Company depends on its proprietary knowledge regarding IMAX theater systems and film technology. The Company relies principally upon a combination of copyright, trademark, patent and trade secret laws, restrictions on disclosures and contractual provisions to protect its proprietary and intellectual property rights. These laws and procedures may not be adequate to prevent unauthorized parties from attempting to copy or otherwise obtain the Company's processes and technology or deter others from developing similar processes or technology, which could weaken the Company's competitive position. The protection provided to the Company's proprietary technology by the laws of foreign jurisdictions may not protect it as fully as the laws of Canada or the United States. Some of the underlying technologies of the Company's products and systems are not covered by patents or patent applications.

      The Company has patents issued, provisional patents and patent applications pending, including those pending for its digital conversion technology, IMAX DMR and new projection system technology, IMAX MPX. The Company's patents are filed in the United States often with corresponding patents or filed applications in other jurisdictions, such as Canada, Japan, Korea, France, Germany and the United Kingdom. The patents may not be issued or provide the Company with any competitive advantages. The patent applications may also be challenged by third parties. Several of the Company's issued patents in the United States, Canada and Japan for improvements to IMAX projection systems, IMAX 3D Dome and sound systems expire between 2008 and 2020. Any claims or litigation initiated by the Company to protect its proprietary technology could be time consuming, costly and divert the attention of its technical and management resources.

                                IMAX CORPORATION

THE COMPANY IS SUBJECT TO LAWSUITS THAT COULD DIVERT ITS RESOURCES AND RESULT IN THE PAYMENT OF SUBSTANTIAL DAMAGES.

      The Company's industry is characterized by frequent claims and related litigation regarding breach of contract and related issues. The Company is subject to a number of legal proceedings and claims that arise in the ordinary course of its business. The Company cannot assure that it will succeed in defending any claims, that judgments will not be entered against it with respect to any litigation or that reserves the Company may set aside will be adequate to cover any such judgments. If any of these actions or proceedings against the Company is successful, it may be subject to significant damages awards. In addition, the Company is the plaintiff in a number of material lawsuits in which it seeks the recovery of substantial payments.

      The Company is incurring significant legal fees in prosecuting these lawsuits, and it may not ultimately prevail in such lawsuits or be able to collect on such judgments if it does. In addition, the defense and prosecution of these claims divert the attention of the Company's management and other personnel for significant periods of time.

      As the largest manufacturer of large-format theater projection systems in the world, the Company has been the subject of anti-trust complaints and investigations in the past. The Company may be unsuccessful in defeating potential claims against it, and it may be sued or investigated on similar grounds in the future.

BECAUSE THE COMPANY IS INCORPORATED IN CANADA, IT MAY BE DIFFICULT FOR PLAINTIFFS TO ENFORCE AGAINST THE COMPANY LIABILITIES BASED SOLELY UPON U.S. FEDERAL SECURITIES LAWS.

      The Company is incorporated under the federal laws of Canada, some of its directors and officers are residents of Canada and a substantial portion of its assets and the assets of such directors and officers are located outside the United States. As a result, it may be difficult for United States' plaintiffs to effect service within the United States upon those directors or officers who are not residents of the United States, or to realize against them or the Company in the United States upon judgments of courts of the United States predicated upon the civil liability under the United States federal securities laws. In addition, it may be difficult for plaintiffs to bring an original action outside of the United States against the Company to enforce liabilities based solely on U.S. federal securities laws.

ITEM 1B. UNRESOLVED STAFF COMMENTS

      None

ITEM 2. PROPERTIES

      The Company's principal executive offices are located in Mississauga, Ontario, Canada, New York, New York and Santa Monica, California. The Company's principal facilities are as follows:

                                                    OPERATION                      OWN/LEASE EXPIRATION
Mississauga,                    Headquarters, Administrative, Assembly and            Own         N/A
Ontario(1)..................       Research and Development
New York, New York..........    Executive                                            Lease       2014
Santa Monica, California....    Sales, Marketing, Film Production and Post-          Lease       2012
                                Production
Shanghai, China.............    Sales and Marketing                                  Lease       2007
Tokyo, Japan................    Sales, Marketing, Maintenance and Theater Design     Lease       2006

(1) This facility is subject to a charge in favor of Congress Financial Corporation (Canada) in connection with a secured revolving credit facility (see note 14 to the Audited Financial Statements contained in Item 8).

                                IMAX CORPORATION

ITEM 3. LEGAL PROCEEDINGS

      In March 2005, the Company, together with Three-Dimensional Media Group, Ltd. ("3DMG"), filed a complaint in the U.S. District Court for the Central District of California, Western Division, against In-Three, Inc. ("In-Three") alleging patent infringement and seeking injunctive relief and damages. In April 2005, In-Three filed an answer denying infringement and asserting counterclaims that seek a declaratory judgment of non-infringement, invalidity and unenforceability of the patent in suit, and damages for alleged false advertising, false designation of origin, breach of contract, interference with prospective economic advantage and/or unfair competition, and further sought a stay of the proceedings pending a review of the patent in suit by the U.S. Patent and Trademark Office ("PTO"), which review was granted by the PTO on August 5, 2005. On June 7, 2005, In-Three moved to dismiss the Company's and 3DMG's claims against it for lack of jurisdiction and on July 21, 2005, In-Three's claims were amended to assert counterclaims against the Company for willful infringement of In-Three's patents, and to seek an injunction against the Company to enjoin it from practicing its film conversion technology. On July 21 and July 29, 2005, the Court issued orders: (i) rejecting In-Three's motion to dismiss the proceedings, (ii) rejecting In-Three's motion for a preliminary injunction against the Company, (iii) rejecting In-Three's motion to stay the proceedings for an examination by the PTO and (iv) rejecting the Company's motion for a preliminary injunction against In-Three. Accordingly, the Company believes the case will proceed to trial, and the Court informed the parties that it intends to oversee a swift resolution of the proceedings. On October 21, 2005, In-Three and the Company agreed to engage in mandatory private mediation of the matter pursuant to Local Rule 16-14 of the District Court. On January 20, 2006, the PTO procedurally rejected certain claims under the patent in suit in the first stage proceedings. The Company will continue to vigorously pursue its claims and believes that all of the allegations made by In-Three are without merit. The Company further believes the amount of the loss, if any, suffered in connection with the counterclaims would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

      In November 2001, the Company filed a complaint with the District Court of Munich against Big Screen, a German large-screen cinema owner in Berlin ("Big Screen"), demanding payment of rental payments and certain other amounts owed to the Company. Big Screen raised a defense based on alleged infringement of German antitrust rules, relating mainly to an allegation of excessive pricing. Big Screen had brought a number of motions for restraining orders in this matter relating to the Company's provision of films and maintenance, all of which have been rejected by the courts, including the Berlin Court of Appeals, and for which all appeals have been exhausted. On November 8, 2005, the District Court of Munich rendered a judgment in favor of the Company on all accounts. Big Screen has appealed the judgment to the Munich Court of Appeals and at the same time asked for an order to stay the execution under the judgment of the District Court. On November 30, 2005, Big Screen filed an application for the opening of insolvency proceedings. While the appeal on the merits is pending, by order of January 12, 2006, the Court of Appeals has rejected Big Screen's application regarding a stay of execution so that the judgment remains executable.

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

                                IMAX CORPORATION

      In January 2004, the Company and IMAX Theater Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages of approximately $3.7 million before the International Court of Arbitration of the International Chambers of Commerce (the "ICC") with respect to the breach by Electronic Media Limited ("EML") of its December 2000 agreement with the Company. In June 2004, the Company commenced a related arbitration before the ICC against EML's affiliate, E-CITI Entertainment (I) PVT Limited ("E-Citi"), seeking $17.8 million as a result of E-Citi's breach of a September 2000 lease agreement. The arbitration hearing on both claims took place on November 16-18, 2005. On January 31, 2006, the ICC informed the parties that the liability stage of the proceedings was closed, and on February 1, 2006, the ICC issued an award finding unanimously in the Company's favor. The amount of damages awarded to the Company is not yet known, and no amount has been recorded for these damages.

      In June 2004, Robots of Mars, Inc. ("Robots") initiated an arbitration proceeding against the Company in California with the American Arbitration Association pursuant to an arbitration provision in a 1994 film production agreement between Robots' predecessor-in-interest and a subsidiary of the Company, asserting claims for breach of contract, fraud, breach of fiduciary duty and intentional interference with contract. Robots is seeking an accounting of the Company's revenues and an award of all sums alleged to be due to Robots under the production agreement, as well as punitive damages. The Company filed a cross claim for indemnity against a third party, SIMEX, Inc. ("SIMEX"). In response, SIMEX filed an application in Toronto, Ontario, Canada, seeking a declaration that it is not subject to the arbitration provision or payment obligations in the production agreement. The Ontario Superior Court dismissed SIMEX's application, with costs. SIMEX appealed part of this decision to the Ontario Court of Appeal which found that SIMEX was not subject to some of the obligations which the Company contended were set forth the production agreement, including, specifically, the obligation to pay Robots directly based on the receipts of proceeds from the distribution of the films produced under the production agreement. The Company intends to vigorously defend the arbitration proceeding and believes the amount of the loss, if any, that may be suffered in connection with this proceeding will not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of such arbitration.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of the security holders during the quarter ended December 31, 2005.

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

                                         U.S. DOLLARS
                                        ---------------
                                         HIGH      LOW
                                        -----      ----
NASDAQ
Year ended December 31, 2005
     Fourth quarter...............      10.50      6.98
     Third quarter................      11.10      9.00
     Second quarter...............      10.84      7.62
     First quarter................      12.45      7.64
Year ended December 31, 2004
     Fourth quarter...............       8.70      5.06
     Third quarter................       6.14      4.22
     Second quarter...............       6.47      4.04
     First quarter................       8.36      5.60

                                        CANADIAN DOLLARS
                                        ---------------
                                        HIGH        LOW
                                        -----      ----
TSX
Year ended December 31, 2005
     Fourth quarter...............      12.42       8.02
     Third quarter................      13.48      10.70
     Second quarter...............      13.49       9.60
     First quarter................      15.49       9.39
Year ended December 31, 2004
     Fourth quarter...............      10.60       6.34
     Third quarter................       7.98       5.55
     Second quarter...............       8.79       5.50
     First quarter................      10.75       7.31

      As of February 21, 2006, the Company had approximately 304 registered holders of record of the Company's common shares.

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

                                IMAX CORPORATION

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES (cont'd)

EQUITY COMPENSATION PLANS

      The following table sets forth information regarding the Company's Equity Compensation Plan as of December 31, 2005:

                                                                                         Number of securities
                                                                                        remaining available for
                                                                                         future issuance under
                                   Number of securities to       Weighted average        equity compensation
                                   be issued upon exercise       exercise price of          plans (excluding
                                   of outstanding options,      outstanding options,    securities reflected in
Plan category                        warrants and rights        warrants and rights           column (a))
------------------------------     -----------------------      -------------------     -----------------------
                                             (a)                        (b)                       (c)

Equity compensation plans
approved by security holders                    5,504,324       $             7.26                   1,542,365

Equity compensation plans not
approved by security holders
                                                      nil                      nil                         nil
                                   ----------------------       ------------------      ----------------------
Total                                           5,504,324       $             7.26                   1,542,365
                                   ======================       ==================      ======================

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

      DIVIDENDS ON COMMON SHARES

      Canadian withholding tax at a rate of 25.0% (subject to reduction under the provisions of any relevant tax treaty) will be payable on dividends paid or credited to a holder of common shares outside of Canada. Under the Canada-U.S. Income Tax Treaty, the withholding tax rate is generally reduced to 15.0% for a holder entitled to the benefits of the treaty (or 5.0% if the holder is a corporation that owns at least 10.0% of the common shares).

      CAPITAL GAINS AND LOSSES

      Subject to the provisions of any relevant tax treaty, capital gains realized by a holder on the disposition or deemed disposition of common shares held as capital property will not be subject to Canadian tax unless the common shares are taxable Canadian property (as defined in the Income Tax Act (Canada)), in which case the capital gains will be subject to Canadian tax at rates which will approximate those payable by a Canadian resident. Common shares will not be taxable Canadian property to a holder provided that, at the time of the disposition or deemed disposition, the common shares are listed on a prescribed stock exchange (which currently includes the TSX) unless such holder, persons with whom such holder did not deal at arm's length or such holder together with all such persons, owned 25.0% or more of the issued shares of any class or series of shares of the Company at any time within the 60 month period immediately preceding such time.

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

                                IMAX CORPORATION

ITEM 6.  SELECTED FINANCIAL DATA

(In thousands of U.S. dollars, except per share amounts)

      The selected financial data set forth below is derived from the consolidated financial statements of the Company. The financial statements have been prepared in accordance with U.S. GAAP. All financial information referred to herein is expressed in U.S. dollars unless otherwise noted.

                                                                                     YEARS ENDED DECEMBER 31,
                                                                 ---------------------------------------------------------------
                                                                     2005        2004          2003         2002         2001
                                                                 ----------   ----------    ----------   ----------   ----------
STATEMENTS OF OPERATIONS DATA:
REVENUE
   IMAX systems(1).............................................  $   97,753   $   86,570    $   75,848   $   70,959   $   76,582
   Films.......................................................      26,451       27,887        25,803       40,556       29,923
   Theater operations..........................................      17,498       17,415        13,109       12,284        6,540
   Other.......................................................       3,228        4,108         4,500        5,303        4,654
                                                                 ----------   ----------    ----------   ----------   ----------
   Total revenue...............................................     144,930      135,980       119,260      129,102      117,699
COSTS OF GOODS AND SERVICES(2).................................      73,005       70,062        67,283       75,634       94,969
                                                                 ----------   ----------    ----------   ----------   ----------
GROSS MARGIN...................................................      71,925       65,918        51,977       53,468       22,730
Selling, general and administrative expenses(3)................      37,287       36,066        33,312       34,906       45,850
Research and development.......................................       3,264        3,995         3,794        2,362        3,385
Amortization of intangibles....................................         911          719           573        1,418        3,005
Income from equity-accounted investees(4)......................          --           --        (2,496)        (283)         (73)
Receivable provisions net of (recoveries)......................        (859)      (1,487)       (2,225)      (1,233)      18,102
Restructuring costs and asset impairments (recoveries)(5)......          --          848           969         (121)      45,269
                                                                 ----------   ----------    ----------   ----------   ----------
EARNINGS (LOSS) FROM OPERATIONS................................      31,322       25,777        18,050       16,419      (92,808)
Interest income................................................       1,004          756           656          413          847
Interest expense...............................................     (16,773)     (16,853)      (15,856)     (17,564)     (22,020)
Gain (loss) on retirement of notes(6)..........................          --         (784)       (4,910)      11,900       55,577
Recovery (impairment) of long-term investments(7)..............          --          293         1,892           --       (5,584)
                                                                 ----------   ----------    ----------   ----------   ----------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE
INCOME TAXES...................................................      15,553        9,189          (168)      11,168      (63,988)
Recovery of (provision for) income taxes(8) ...................        (934)         255           386           --      (27,848)
                                                                 ----------   ----------    ----------   ----------   ----------
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS.................      14,619        9,444           218       11,168      (91,836)
Net earnings (loss) from discontinued operations...............       1,979          800           195          804      (53,278)
                                                                 ----------   ----------    ----------   ----------   ----------
NET EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGES IN
   ACCOUNTING PRINCIPLES.......................................      16,598       10,244           413       11,972     (145,114)
Cumulative effect of changes in accounting principles,
   net of income tax benefit of $nil(9).......................           --           --          (182)          --           --
                                                                 ----------   ----------    ----------   ----------   ----------
NET EARNINGS (LOSS)............................................  $   16,598   $   10,244    $      231   $   11,972   $ (145,114)
                                                                 ==========   ==========    ==========   ==========   ==========

EARNINGS (LOSS) PER SHARE:
Earnings (loss) per share - basic:
   Net earnings (loss) from continuing operations..............  $     0.37   $     0.24    $     0.01   $     0.34   $    (2.97)
   Net earnings (loss) from discontinued operations............  $     0.05   $     0.02    $       --   $     0.02   $    (1.72)
                                                                 ----------   ----------    ----------   ----------   ----------
   Net earnings (loss).........................................  $     0.42   $     0.26    $     0.01   $     0.36   $    (4.69)
                                                                 ==========   ==========    ==========   ==========   ==========
Earnings (loss) per share - diluted:
   Net earnings (loss) from continuing operations..............  $     0.35   $     0.24    $     0.01   $     0.34   $    (2.97)
   Net earnings (loss) from discontinued operations............  $     0.05   $     0.02    $       --   $     0.02   $    (1.72)
                                                                 ----------   ----------    ----------   ----------   ----------
   Net earnings (loss).........................................  $     0.40   $     0.26    $     0.01   $     0.36   $    (4.69)
                                                                 ==========   ==========    ==========   ==========   ==========

                                IMAX CORPORATION

(1) The Company generally enters into multi-year system lease agreements with customers that typically contain customer payment obligations prior to the scheduled installation of the system. During the period of time between lease signing and system installation, certain customers each year generally are unable, or elect not, to proceed with system installation for a number of reasons including business considerations, or the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the customer and the Company may enter into a consensual lease buyout, whereby the parties are released from all their future obligations under the lease, the initial lease payments that the customer previously made to the Company are recognized as revenue and the geographic territory granted to the customer reverts to the Company. In addition, since the introduction of its new IMAX MPX theater system in 2003, the Company has agreed with several customers to modify their lease agreements to substitute MPX systems for the systems for which the customers previously contracted, which were in the Company's backlog. Included in IMAX systems revenue are: $0.6 million related to MPX backlog upgrades, $11.7 million related to consensual lease buyouts and $2.0 million related to terminations due to customer defaults (an aggregate of $14.3 million for 2005, $19.1 million for 2004, $9.5 million for 2003, $5.1 million for 2002 and $5.5 million for 2001).

(2) In 2001, costs of goods and services included a $4.1 million and a $16.5 million charge relating to a decline in net realizable value of the Company's inventories and film assets, respectively.

(3) The year ended December 31, 2001 selling, general and administrative expenses included a $2.6 million non-cash compensation charge resulting from a stock grant issuance.

(4) In 2003, income from equity-accounted investees included a gain of $2.3 million from the release of a financial guarantee.

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

(6) During 2001, the Company and a wholly-owned subsidiary of the Company purchased and cancelled an aggregate of $70.4 million of the Company's convertible subordinated notes due April 1, 2003 (the "Subordinated Notes") for $13.7 million, represented by $12.5 million in cash by the subsidiary and $1.2 million in common shares by the Company. During 2002, the Company and a wholly-owned subsidiary of the Company purchased and cancelled an aggregate of $20.5 million of the Subordinated Notes for $8.1 million, represented by $6.0 million in cash by the subsidiary and $2.1 million in common shares by the Company. The Company cancelled the purchased Subordinated Notes and recorded a gain of $11.9 million. During 2003, the Company recorded a loss of $4.9 million related to costs associated with the repurchase, retirement and refinancing of $170.8 million of the Company's 7.875% senior notes due 2005 (the "Old Senior Notes"). During 2003, the Company also repaid the remaining outstanding Subordinated Notes balance of $9.1 million. During 2004, the Company recorded a loss of $0.8 million related to costs associated with the redemption of $29.2 million of the Old Senior Notes. This transaction had the effect of fully extinguishing the Old Senior Notes.

(7) Included in 2004 is a gain of $0.4 million from the sale of its equity investment in Mainframe Entertainment, Inc. ("MFE"). During 2003, the Company entered into a settlement agreement with MFE, whereby the parties settled all of MFE's indebtedness and obligations to the Company arising under the Company's 6.0% Senior Secured Convertible Debenture due from MFE. The Company had recorded a gain of $1.9 million related to the final settlement. The Company had recorded a charge of $5.6 million relating to the impairment of certain long-term investments for the years ended December 31, 2001.

(8) In 2001, the provision for income taxes includes a $41.2 million increase in the valuation allowance to reflect uncertainty associated with realization of the Company's deferred income tax asset.

                                IMAX CORPORATION

(9) In 2003, the Company recorded a charge as a cumulative effect of change in accounting principle of $0.2 million in accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations" which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

                                                                       AS AT DECEMBER 31,
                                                ---------------------------------------------------------------
BALANCE SHEETS DATA:                              2005          2004         2003         2002          2001
                                                ---------    ----------    ---------    ---------    ----------
Cash, cash equivalents, restricted cash and
  short-term investments.....................   $  32,495    $   28,964    $  52,243    $  37,136    $   26,388
Total assets(1)..............................     243,411       230,853      251,648      244,248       262,784
Total long-term indebtedness.................     160,000       160,000      189,234      209,143       229,643
Total shareholders' equity (deficit).........     (23,043)      (42,376)     (51,776)    (103,670)     (118,448)

(1)   Includes the assets of discontinued operations.

QUARTERLY STATEMENTS OF OPERATIONS SUPPLEMENTARY DATA:

                                                                      2005
                                                -------------------------------------------------
                                                   Q1            Q2           Q3           Q4
                                                ---------    ----------    ---------    ---------
Sales.......................................... $  31,368    $   30,878    $  33,374    $  49,310
Cost of goods and services.....................    15,223        15,009       17,600       25,173
                                                ---------    ----------    ---------    ---------
Gross margin................................... $  16,145    $   15,869    $  15,774    $  24,137
                                                =========    ==========    =========    =========

Net earnings from continuing operations........ $     956    $      925    $   1,920    $  10,818
Net earnings from discontinued operations......       240           186          360        1,193
                                                ---------    ----------    ---------    ---------
Net earnings................................... $   1,196    $    1,111    $   2,280    $  12,011
                                                =========    ==========    =========    =========

Net earnings per share - basic................. $    0.03    $     0.03    $    0.06    $    0.30
Net earnings per share - diluted............... $    0.03    $     0.03    $    0.05    $    0.29

                                                                      2004
                                                -------------------------------------------------
                                                   Q1            Q2           Q3           Q4
                                                ---------    ----------    ---------    ---------
Sales.......................................... $  24,881    $   31,748    $  31,827    $  47,524
Cost of goods and services.....................    12,519        17,139       17,356       23,048
                                                ---------    ----------    ---------    ---------
Gross margin................................... $  12,362    $   14,609    $  14,471    $  24,476
                                                =========    ==========    =========    =========

Net earnings (loss) from continuing
 operations.................................... $  (1,096)   $    1,352    $   1,600    $   7,588
Net earnings from discontinued operations......       200           200          200          200
                                                ---------    ----------    ---------    ---------
Net earnings (loss)............................ $    (896)   $    1,552    $   1,800    $   7,788
                                                =========    ==========    =========    =========

Net earnings (loss) per share - basic.......... $   (0.02)   $     0.04    $    0.05    $    0.20
Net earnings (loss) per share - diluted........ $   (0.02)   $     0.04    $    0.05    $    0.19

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The principal business of IMAX Corporation together with its wholly-owned subsidiaries (the "Company") is the design, manufacture, sale and lease of projection systems for large-format theaters including commercial theaters, museums and science centers, and destination entertainment sites. In addition, the Company designs and manufactures high-end sound systems and produces and distributes large-format films. At December 31, 2005, there were 266 IMAX theaters operating in 38 countries.

      The Company derives revenue principally from long-term theater system lease and sale agreements, maintenance agreements, and film distribution and production agreements. The Company also derives revenue from the operation of its own theaters, camera rentals and post-production services.

      Important factors that the Company's CEOs use in assessing the Company's business and prospects include the signing of new theater systems, profits from the Company's operating segments, earnings from operations as adjusted for unusual items that the Company views as non-recurring and the success of strategic initiatives such as the securing of new film projects, particularly IMAX DMR and IMAX 3D film projects.

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

      In addition, the Company sells theater systems to new and existing customers. These sales generally provide for upfront cash payments received prior to installation and the receipt of minimum payments over time, typically 10 to 20 years.

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

      As at December 31, 2005, there were 45 installed 2D flat screen systems, 69 installed 2D dome screen systems, 81 installed 3D standard systems, 50 installed 3D SR systems, 24 installed MPX systems, and seven 3D Dome screen systems in the world. These numbers above include ten theater systems which have been installed in 2005 and are expected to open in 2006. As at December 31, 2004, there were 50 installed 2D flat screen systems, 67 installed 2D dome screen systems, 75 installed 3D standard systems, 45 installed 3D SR systems, seven installed MPX systems, and seven 3D Dome screen systems in the world. The 2004 numbers included three theater systems which were installed in 2004 but had not opened as at December 31, 2004.

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

GENERAL (cont'd)

THEATER SYSTEMS (cont'd)

      Although 37% of installed IMAX theater bases are located outside of North America and more than 80% of IMAX theater systems in backlog are scheduled to be installed outside of North America, the North American commercial exhibitor market represents an important customer base for the Company in terms of both collections under existing long-term leases and potential future system contracts. Many large North American exhibitors have recently consolidated with new capital raised, often in public markets. Along with numerous international and regional operators, the Company has targeted these North American operators for the sale and lease of its IMAX MPX systems. The IMAX MPX system, launched in March 2003, is a new large format theater system designed specifically for use in multiplex theaters, which can be installed as part of a newly constructed multiplex or as a retrofit to existing commercial multiplex auditoriums, and is designed to improve a multiplex owner's financial returns through lower operating and capital costs. Since the product's introduction, the Company has signed agreements for 62 IMAX MPX theater systems of which 19 were signed with North American exhibitors. Seventeen of the IMAX MPX systems were installed in 2005. Two existing customers have also switched their backlog commitments to the IMAX MPX projection systems in the year. While the Company is pleased with the external developments in the North American commercial exhibitor market, there is no assurance that they will continue or that other commercial exhibitors will not encounter additional financial difficulties. To minimize the Company's credit risk in this area, the Company retains title to underlying theater systems leased, registers theater systems sold as collateral, performs initial and ongoing credit evaluations of its customers and makes ongoing provisions for its estimates of potentially uncollectible amounts.

      The average initial rent or sales price and minimum payments earned from customers under the Company's theater system lease or sales agreements can vary from quarter to quarter and year to year based on a number of factors including the mix of systems sold or leased, the type of contract and other factors specific to individual contracts, although the typical rent or sales price for its various projection systems does not generally vary significantly from region to region. The Company has taken steps in recent years to accelerate the growth of the global IMAX theater network and the sale or lease of its products by developing a lower-cost projection system designed to appeal to broader customer bases, particularly in commercial multiplex markets. Although this system is lower-cost, the Company has endeavored to successfully maintain its per unit margins on a percentage basis and to maintain the aggregate revenues and gross margins through increased volume. The Company signed 45 theater system agreements in 2005 (2004 - 36, 2003 - 25).

SALES BACKLOG

      During the year ended December 31, 2005, the Company signed contracts for 45 IMAX theaters, valued at $62.4 million. At December 31, 2005, the sales backlog, which represented contracts for 62 theater systems, totaled $101.0 million. The Company believes that the contractual obligations for system installations that are listed in sales backlog are valid and binding commitments. The sales backlog will vary from quarter to quarter depending on the signing of new theater systems, which adds to backlog, and the installation of theater systems and the settlement of theater system contracts, both of which reduce backlog. Sales backlog typically represents the minimum revenue under signed theater system sale and lease agreements that the Company believes will be recognized as revenue as the associated theater systems are installed. Sales backlog includes initial fees along with the present value of contractual minimums due over the lease term, but excludes maintenance revenues as well as rents in excess of contractual minimums that might be received in the future. The minimum revenue comprises the upfront payments plus the present value of the minimum payments due under sales-type lease and sale agreements. Operating leases are assigned no value in the sales backlog. The value of sales backlog does not include revenue from theaters in which the Company has an equity interest, letters of intent or long-term conditional theater commitments.

      The Company's backlog can be segregated by both territory of future installation and by customer type. The percentage of backlog relevant to each territory (based on installed dollar value of anticipated systems revenue as at December 31, 2005) is as follows: Asia - 43%, North America - 18%, Europe - 16%, Central and South America - 12%, and Middle East - 11%. In addition, 89% of backlog represents future installations to commercial theater customers and 11% to institutional customers.

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

GENERAL (cont'd)

SALES BACKLOG (cont'd)

      The Company estimates that approximately 37 of the 62 theater systems currently in backlog will be recognized subsequent to 2006. The Company reached agreements for the sale or lease of 45 projection systems in 2005 of which 31 were for IMAX MPX theater systems. Shorter install cycles are likely to occur more frequently with the continued roll-out of the IMAX MPX theater system, which requires less construction time (as little as 1-2 months) due to its design and retrofit capability. The components of the Company's backlog as at December 31, 2005 by product type has been disclosed on page 7.

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

      The Company has developed a proprietary, patent-pending technology to digitally re-master 35mm live-action films into 15/70-format film at a modest cost for exhibition in IMAX theaters. This system, known as IMAX DMR, digitally enhances the image resolution quality of 35mm motion picture films for projection on IMAX screens while maintaining the visual clarity and sound quality for which The IMAX Experience is known. This technology has opened the IMAX theater network up to releases of Hollywood films including, particularly new films which are released to IMAX theaters simultaneously with the domestic release to conventional 35mm theaters. The Company believes that the development of this new technology is key to helping it execute on its strategy of growing its commercial theater network by its establishment of a new distribution platform for Hollywood films.

      While the Company is optimistic about the success of, and consumer reaction, to its IMAX DMR technology to date, there is no guarantee that it will continue to be commercially successful, or receive widespread acceptance by film studios and audiences.

THEATER OPERATIONS

      The Company has seven owned and operated theaters. In addition, the Company has entered into commercial arrangements with two theaters resulting in the sharing of profits and losses. The Company also provides management services to two theaters.

INTERNATIONAL OPERATIONS

      A significant portion of the Company's sales are made to customers located outside the United States and Canada. During 2005, 2004 and 2003, 44.3%, 42.6% and 39.7% respectively, of the Company's revenue was derived outside the United States and Canada. The Company expects that international operations will continue to account for a substantial portion of the Company's revenue in the future. In order to minimize exposure to exchange rate risk, the Company prices theater systems (the largest component of revenue) in U.S. dollars except in Canada, Japan and parts of Europe where they may be priced in local currency. Annual minimum rental payments and maintenance fees follow a similar currency policy.

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

GENERAL (cont'd)

CRITICAL ACCOUNTING POLICIES

      The Company reports its results under U.S. GAAP. Significant differences between United States and Canadian Generally Accepted Accounting Principles are summarized in note 29 of the Company's audited financial statements in item 8.

      The preparation of these financial statements requires management to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates its estimates, including those related to accounts receivable, net investment in leases, inventories, fixed and film assets, investments, other assets, intangible assets, income taxes, contingencies and litigation. Management bases its estimates on historical experience, future expectations and other assumptions that are believed to be reasonable at the date of the financial statements. Actual results may differ from these estimates due to uncertainty involved in measuring, at a specific point in time, events which are continuous in nature, and the differences may be material. The Company's significant accounting policies are discussed in note 2 of its audited financial statements in item 8.

      The Company considers the following critical accounting policies to have the most significant effect on its estimates, assumptions and judgments:

      REVENUE RECOGNITION

      The Company's system sales and lease transactions typically involve the delivery of several products and services, including the projector, projection screen and sound system, supervision of installation, training of theater personnel, and advice on theater design and custom assemblies. In addition, on occasion, the Company will include film licenses or other specified elements as part of these transactions.

      When the elements of theater systems meet the criteria for treatment as separate units of accounting, the Company generally allocates revenue to each element based on its relative fair value. Revenue allocated to an individual element is recognized when revenue recognition criteria for that element is met.

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

      The Company recognizes revenue from sales and sales type leases when the installation of the respective theater system element is substantially complete and all of the following criteria are met: persuasive evidence of an agreement exists; the price is fixed or determinable; and collection is reasonably assured.

      The timing of installation of the theater system is largely dependent on the timing of the construction of the customer's theater. Therefore, while revenue for theater systems is generally predictable on a long-term basis, it can vary from quarter to quarter or year to year depending on the timing of installations.

      The critical estimates that the Company considers with respect to the Company's lease accounting are the determination of economic useful life and the fair value of the projection equipment, including its residual value. These estimates are based upon historical experience with all of its projection systems. Residual values are established at lease inception using estimates of fair value at the end of the lease term with consideration for forecasted supply and demand for various systems, future product launch plans, end of lease customer behavior, refurbishment strategies and changes in technology.

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

GENERAL (cont'd)

CRITICAL ACCOUNTING POLICIES (cont'd)

      REVENUE RECOGNITION (cont'd)

      SALES AND SALES-TYPE LEASES OF THEATER SYSTEMS (cont'd)

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

      The Company generally enters into multi-year system lease agreements with customers that typically contain customer payment obligations prior to the scheduled installation of the system. During the period of time between lease signing and system installation, certain customers each year generally are unable, or elect not, to proceed with system installation for a number of reasons including business considerations, or the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the customer and the Company may enter into a consensual lease buyout, whereby the parties are released from all their future obligations under the lease and the geographic territory granted to the customer reverts to the Company. Once an agreement is reached by both parties, the initial lease payments that the customer previously made to the Company are typically recognized as revenue. For this reason, the Company has a high degree of certainty of collecting a substantial value of a signed contract, either through the installation of a theater system or a consensual lease buyout. In addition, since the introduction of its new IMAX MPX theater system in 2003, the Company has agreed with several customers to terminate their existing lease agreements, which were in the Company's backlog, and sign new MPX system agreements.

      Where these agreements have multiple elements meeting the criteria for treatment as separate units of accounting, the total consideration to be received in these situations generally is allocated to each individual element based on the relative fair values of each element. Each element is then accounted for based on applicable revenue recognition criteria.

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

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

GENERAL (cont'd)

CRITICAL ACCOUNTING POLICIES (cont'd)

      SHORT-TERM INVESTMENTS

      The Company has short-term investments, which generally have maturities of more than three months and less than one year from the date of purchase. The short-term investments are classified as held to maturity based on the Company's positive intent and ability to hold the securities to maturity. The Company invests primarily in Canadian and U.S. government securities and commercial paper rated "A1+" by Standard & Poor's and these investments are stated at amortized cost, which approximates fair market value. Income related to these securities is reported as a component of interest income. At December 31, 2005, the Company had $2.1 million invested in U.S. government securities and $6.1 million in Canadian government securities.

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

CRITICAL ACCOUNTING POLICIES (cont'd)

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

      PENSION PLAN ACTUARIAL ASSUMPTIONS

      The Company's pension benefit obligations and related costs are calculated using actuarial concepts, within the framework of Statement of Financial Accounting Standards No. 87, "Employer's Accounting for Pensions". A critical assumption, the discount rate, is an important element of expense and/or liability measurement. The Company evaluates this critical assumption annually. Other assumptions include factors such as expected retirement, mortality, rate of compensation increase, and estimates of inflation.

      The discount rate enables the Company to state expected future cash payments for benefits as a present value on the measurement date. The guideline for setting this rate is a high-quality long-term corporate bond rate. A lower discount rate increases the present value of benefit obligations and increases pension expense. The Company's discount rate was determined by considering the average of pension yield curves constructed of a large population of high-quality corporate bonds. The resulting discount rate reflects the matching of plan liability cash flows to the yield curves.

      TAX ASSET VALUATION

      As at December 31, 2005, the Company had net deferred income tax assets of $6.2 million, comprised of tax credit carryforwards, net operating loss and capital loss carryforwards and other deductible temporary differences, which can be utilized to reduce either taxable income or taxes otherwise payable in future years. The Company's management assesses realization of these net deferred income tax assets based on all available evidence and has concluded that it is more likely than not that these net deferred income tax assets will be realized. Positive evidence includes, but is not limited to, the Company's historical earnings, projected future earnings, contracted sales backlog at December 31, 2005, and the ability to realize certain deferred income tax assets through loss and tax credit carryback strategies. If and when the Company's operations in some jurisdictions were to reach a requisite level of profitability or where the Company's future profitability estimates increase due to changes in positive evidence, the Company would reduce all or a portion of the applicable valuation allowance in the period when such determination is made. This would result in an increase to reported earnings and a decrease to the Company's effective tax rate in such period. However, if the Company's projected future earnings do not materialize, or if the Company operates at a loss in certain jurisdictions, or if there is a material change in actual effective tax rates or time period within which the Company's underlying temporary differences become taxable or deductible, the Company could be required to increase the valuation allowance against all or a significant portion of the Company's deferred tax assets resulting in a substantial increase to the Company's effective tax rate for the period of the change and a material adverse impact on its operating results for the period.

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

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

GENERAL (cont'd)

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In December 2004, FASB issued a revision to Financial Accounting Standards No. 123, ("FAS 123R"). FAS 123R is focused primarily on the accounting for transactions in which a company obtains employee services in exchange for stock options or share-based payments. Currently, the Company grants stock options to its employees and discloses the pro forma effect of compensation expense for these stock options. Under FAS 123R, the Company will be required to record this compensation expense in the Company's results of operations. FAS 123R is effective for the beginning of the first annual reporting period that begins after December 31, 2005. The Company has evaluated the effect the adoption of FAS 123R and expects to adopt the pronouncement beginning on January 1, 2006. The Company estimates that based on the currently issued options, and not including any further grants which may occur in 2006, the additional compensation expense for the year ended December 31, 2006 will approximate $0.8 million before taxes.

      SPECIAL ITEMS

      The Company recognized the following special item in its 2005 operating results which may not be reflective of future operating results.

      On December 29, 2005, the Company and a previously wholly-owned subsidiary, Digital Projection International ("DPI"), entered into an agreement to settle its loan agreements in exchange for a payment of $3.5 million to be received in two tranches in the first quarter of 2006. During 2005, the Company recognized $2.0 million (2004 - $0.8 million) in income from discontinued operations from DPI.

ASSET IMPAIRMENTS AND OTHER SIGNIFICANT CHARGES (RECOVERIES)

(In thousands of U.S. dollars, except per share amounts)                     YEARS ENDED DECEMBER 31,
                                                                       ---------------------------------
                                                                          2005        2004        2003
                                                                       ---------    --------    --------
Asset impairments
    Fixed assets                                                              --         848         969
Other significant charges (recoveries):
    Accounts receivable                                                      (96)        (81)        714
    Fixed assets                                                              --           4         353
    Other assets (excluding long-term investments)                            --          --          73
    Financing receivables                                                   (763)     (1,406)     (2,939)
    Long-term investments                                                     --        (293)     (1,892)
                                                                       ---------    --------    --------
Total asset impairments and other significant charges (recoveries)      $   (859)   $   (928)   $ (2,722)
                                                                       =========    ========    ========

ASSET IMPAIRMENTS

      The Company did not realize any asset impairment charges in 2005. During 2004 and 2003, the Company recorded asset impairment charges of $0.8 million, and $1.0 million, respectively, after assessing the carrying value of certain of its camera assets in 2004 due to lower volume in 2D camera rentals and certain of its owned and operated theater assets in 2003 due primarily to lower than anticipated revenues at one of its locations. The Company recognized that the future cash flows of these assets did not support their recoverability.

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

GENERAL (cont'd)

ASSET IMPAIRMENTS AND OTHER SIGNIFICANT CHARGES (RECOVERIES) (cont'd)

OTHER SIGNIFICANT CHARGES (RECOVERIES)

      In 2005, the Company recorded a net recovery of previously provided amounts of $0.8 million in financing receivables (2004 - $1.4 million, 2003 - $2.9 million) as the collectibility uncertainty associated with certain leases was resolved by amendment or settlement of the leases.

      The Company also recorded a recovery of $0.1 million in 2005 (2004 - $0.1 million recovery, 2003 - $0.7 million provision) in accounts receivable as collectibility associated with certain accounts was settled. In 2003, the Company recorded a charge as collectibility on certain accounts was considered uncertain based on facts and circumstances at the time.

      The Company did not record any fixed asset charges in 2005. During 2004 and 2003, the Company recorded less than $0.1 million and $0.4 million, respectively, against fixed assets as the carrying values for the assets exceeded the discounted future cash flows expected from the assets.

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

RESULTS OF OPERATIONS

      The following table sets forth the percentage of total revenue for each of the items set forth below:

                                                                            YEARS ENDED DECEMBER 31,
                                                          -------------------------------------------------------------
                                                           2005          2004         2003           2002          2001
                                                          -----         -----        -----          -----         -----
                                                            %             %            %              %             %
Revenue
  IMAX systems......................................       67.4          63.7         63.6           55.0          65.0
  Films.............................................       18.3          20.5         21.6           31.4          25.4
  Theater operations................................       12.1          12.8         11.0            9.5           5.6
  Other.............................................        2.2           3.0          3.8            4.1           4.0
                                                          -----         -----        -----          -----         -----
Total revenue.......................................      100.0         100.0        100.0          100.0         100.0
Costs and goods and services........................       50.4          51.5         56.4           58.6          80.7
                                                          -----         -----        -----          -----         -----
Gross margin........................................       49.6          48.5         43.6           41.4          19.3
Selling, general and administrative expenses........       25.7          26.5         28.0           27.0          39.0
Research and development............................        2.3           2.9          3.2            1.8           2.9
Amortization of intangibles.........................        0.6           0.5          0.5            1.1           2.6
Income from equity-accounted investees..............         --            --         (2.1)          (0.2)         (0.1)
Receivable provisions, net of (recoveries)..........       (0.6)         (1.1)        (1.9)          (1.0)         15.3
Restructuring costs and asset impairments
 (recovery).........................................         --           0.6          0.8           (0.1)         38.5
                                                          -----         -----        -----          -----         -----
Earnings (loss) from operations.....................       21.6          19.1         15.1           12.7         (78.9)
                                                          =====         =====        =====          =====         =====
Net earnings (loss) before cumulative effect of
 changes in accounting principles...................       11.5           7.5          0.3            9.3        (123.3)
                                                          =====         =====        =====          =====         =====

Net earnings (loss).................................       11.5           7.5          0.2            9.3        (123.3)
                                                          =====         =====        =====          =====         =====

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

YEAR ENDED DECEMBER 31, 2005 VERSUS YEAR ENDED DECEMBER 31, 2004

REVENUES

      The Company's revenues in 2005 were $144.9 million, compared to $136.0 million in 2004, an increase of 6.6% due in large part to an increase in Systems revenue (see below). The following table sets forth the breakdown of revenue by category:

(In thousands of U.S. dollars)

                                          YEARS ENDED DECEMBER 31,
                                     -------------------------------------
                                       2005          2004          2003
                                     ---------    ----------    ----------
IMAX SYSTEMS REVENUE
Sales and leases.................    $  72,552    $   63,482    $   52,269
Ongoing rent(1)..................       11,066         9,215         9,207
Maintenance......................       14,135        13,873        14,372
                                     ---------    ----------    ----------
                                        97,753        86,570        75,848
                                     ---------    ----------    ----------

FILMS REVENUE
Distribution.....................       11,706        13,432        14,391
DMR..............................        8,847         7,487            42
Production and Post-production...        5,898         6,968        11,370
                                     ---------    ----------    ----------
                                        26,451        27,887        25,803
                                     ---------    ----------    ----------

THEATER OPERATIONS...............       17,498        17,415        13,109
                                     ---------    ----------    ----------

OTHER REVENUE....................        3,228         4,108         4,500
                                     ---------    ----------    ----------
                                     $ 144,930    $  135,980    $  119,260
                                     =========    ==========    ==========

(1)   Includes rental income and finance income.

      Systems revenue increased to $97.8 million in 2005 from $86.6 million in 2004, an increase of 12.9%. Revenue from sales and leases increased to $72.6 million in 2005 from $63.5 million in 2004, an increase of 14.3%. This increase was due primarily to a greater number of system recognitions, and partially offset by a decrease in settlement revenues and slightly lower average revenue per system. The Company recognized revenue on 38 theater systems which qualified as either sales or sales-type leases in 2005 versus 22 theater systems in 2004.

      Nine of the systems recognized in 2005 related to the sale of used theater systems versus one used system in 2004. More specifically, for additional cash consideration, two customers exercised an option to convert their operating leases into an outright purchase resulting in the sale of seven used theater systems. In addition, the Company sold two used theater systems to new owner/operators, upon termination of operating leases with the original lessees in 2005, versus nil in 2004. As these transactions represent the sale of used systems that were several years old, their average value is substantially lower than that of a new theater system installation.

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

YEAR ENDED DECEMBER 31, 2005 VERSUS YEAR ENDED DECEMBER 31, 2004 (cont'd)

REVENUES (cont'd)

Average revenue per sales and sales-type systems decreased due to a greater number of used systems sold in 2005 and due to a change in mix of the systems outlined in the table below.

                                                   2005   2004
                                                   ----   ----
Sales and Sales-type leases
  IMAX 2D GT....................................     2      2
  IMAX 2D SR....................................     1      -
  IMAX 3D GT....................................    16      7
  IMAX 3D SR....................................     7      6
  IMAX 3D MPX...................................    12      7
                                                    --     --
Total ..........................................    38     22
                                                    ==     ==

      In addition, the Company installed and began recognizing revenue on five theater systems that qualified as operating leases in 2005 versus nil in 2004. The Company recognizes revenue on operating leases over the term of the leases.

      The Company generally enters into multi-year system lease agreements with customers that typically contain customer payment obligations prior to the scheduled installation of the system. During the period of time between lease signing and system installation, certain customers each year generally are unable, or elect not, to proceed with system installation for a number of reasons, including business considerations, or the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the customer and the Company may enter into a consensual lease buyout, whereby the parties are released from their future obligations under the lease and the geographic territory granted to the customer reverts to the Company. Once an agreement is reached by both parties, the initial lease payments that the customer previously made to the Company are typically recognized as revenue. For this reason, the Company has a high degree of certainty of collecting a substantial value of a signed contract, either through a consensual lease buyout or the installation of a theater system. In addition, since the introduction of its new IMAX MPX theater system in 2003, the Company has agreed with several customers to terminate their existing lease agreements which were in the Company's backlog and sign new MPX system agreements. Amounts relating to settlement revenue for 2005 total $14.3 million compared to $19.1 million in 2004. The settlement amounts are detailed as follows: $0.6 million in 2005 related to MPX conversion agreements compared to $6.0 million in 2004; $11.7 million in 2005 related to consensual lease buyouts compared to $12.3 million in 2004; and $2.0 million in 2005 related to termination of agreements after customer default compared to $0.8 in 2004. The Company anticipates that, while MPX conversion agreements may continue as MPX systems continue to prove popular with commercial customers, overall revenue from consensual lease buyouts and terminations of agreements by customer default will likely decrease in 2006 in comparison to 2005.

      Ongoing rental revenue and maintenance revenue in 2005 increased 20.1% and 1.9%, respectively. The Company expects to see an increase in 2006 compared to 2005 in both ongoing rent and maintenance revenue as the Company's theater network continues to grow in 2006.

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

YEAR ENDED DECEMBER 31, 2005 VERSUS YEAR ENDED DECEMBER 31, 2004 (cont'd)

REVENUES (cont'd)

      Film revenues decreased to $26.5 million in 2005 from $27.9 million in 2004. IMAX DMR revenues, which are revenues to the Company generated from the gross box office performance of IMAX DMR films, increased to $8.8 million in 2005 from $7.5 million in 2004. The increase in DMR revenue was due to the successful launch and performance of four new DMR films in 2005 versus three new DMR films in 2004. The 2005 DMR films included; the March 2005 release of
Robots: The IMAX Experience, the June 2005 release of Batman Begins: The IMAX Experience, the July 2005 release of Charlie and the Chocolate Factory: The IMAX Experience, and the November 2005 release of Harry Potter and the Goblet of
Fire: The IMAX Experience. The increase in DMR revenues was partially offset by a decrease in film distribution revenues and film post-production revenues. Film distribution revenues are revenues related to the release of films in the IMAX 15/70 library or new 15/70 productions to which the Company has distribution rights. Film distribution revenues decreased to $11.7 million in 2005 from $13.4 million in 2004, a decrease of 12.9%, primarily due to the timing of new film releases. NASCAR 3D: The IMAX Experience was first released in March 2004 whereas Magnificent Desolation: Walking on the Moon 3D was released in September 2005. Post-production revenues decreased to $5.2 million in 2005 from $6.6 million in 2004, a decrease of 21.3% mainly due to a decrease in third party business at the Company's post-production unit.

      The Company believes it will continue to see higher film revenues in 2006 due to the increase in the number of new films expected to be released during the year. The Company intends to release in conjunction with studios at least six new films in 2006 including V for Vendetta: The IMAX Experience (March
2006), Deep Sea 3D (March 2006), Poseidon: The IMAX Experience (May 2006), Superman Returns: The IMAX Experience (June 2006), The Ant Bully: An IMAX 3D Experience (August 2006), and Happy Feet: An IMAX 3D Experience (November 2006).

      Theater operations revenue increased slightly to $17.5 million in 2005 from $17.4 million in 2004 due to an increase in the average ticket prices of 7.1%, partially offset by an overall attendance decrease of 6.2%. The Company believes it will see higher attendance rates in its theater operations due to the new films expected to be released in 2006.

      Other revenue decreased to $3.2 million in 2005 from $4.1 million in 2004, a decrease of 21.4%, largely as a result of a decrease in sponsorship revenue and after market sales.

      Based on the Company's expectation of 2006 system installations and its estimate of films to be released in 2006, the Company believes it will see higher revenues in 2006.

GROSS MARGIN

      Gross margin in 2005 was $71.9 million, or 49.6% of total revenue, compared to $65.9 million, or 48.5% of total revenue in 2004. The increase in gross margins for 2005 is partially due to systems margins on a total of 43 systems, 38 of which were sales and sales-type leases recognized as revenue during the period compared to 22 sales and sales-type leases recognized in the prior year. The margin impact of system recognitions was partially offset by a lower margin impact of settlement revenues in 2005 compared to 2004. Average gross margin on sales and sales-type lease of projection systems decreased in 2005 versus 2004 by 29.0% primarily due to the difference in the mix of projector systems recognized, and a greater number of used systems sold during the year. Included in gross margin are amounts for 2005 related to consensual lease buyouts of $11.7 million compared to $12.3 million in 2004, termination of agreements after customer default of $2.0 million compared to $0.8 million in 2004, and MPX conversion agreements $0.6 million compared to $6.0 million in 2004.

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

YEAR ENDED DECEMBER 31, 2005 VERSUS YEAR ENDED DECEMBER 31, 2004 (cont'd)

GROSS MARGIN (cont'd)

      The Company's film gross margin increased in 2005 by $4.4 million. The Company's IMAX DMR gross margin increased by $1.8 million primarily due to the strong box office results from the 2005 release of Charlie and The Chocolate
Factory: The IMAX Experience and Harry Potter and the Goblet of Fire: The IMAX Experience along with the continued strong performance of The Polar Express: The IMAX 3D Experience which was re-released in 2005. Although not all DMR film releases performed equally in the year due to differences in the structuring of the arrangements with each studio and box office performance of each DMR release, the Company believes it has achieved its strategic objectives for 2005 in this important area of the business. The Company's film distribution gross margin increased $1.6 million due to the release of Magnificent Desolation:
Walking on the Moon 3D in September 2005, and due to the continued success of Nascar 3D: The IMAX Experience. Post-production gross margin increased by $0.5 million in 2005 compared to 2004 mainly due to higher margins from consulting services and increased supplier volume rebates.

      The Company's owned and operated theater gross margin decreased by $0.7 million in 2005 in comparison to 2004 as a result of higher rental fees paid to third parties for film.

      Margins on other revenue increased significantly in 2005 primarily due to the increased revenues related to the rental of 2D and 3D cameras, and also because the Company had a write down of camera assets in 2004. As a result, there was a minimal amount of camera assets to depreciate in 2005.

      The Company anticipates higher gross margins in 2006 in comparison to 2005, due to a combination of higher system installations and DMR film releases, as commercial exhibitors continue to install new projection systems in their multiplexes.

OTHER

      Selling, general and administrative expenses were $37.3 million in the 2005 versus $36.1 million in 2004. Legal fees for 2005 increased by $2.4 million as the Company incurred legal costs related to patent infringement matters and settled certain litigation matters. Other professional fees decreased by $0.8 million in 2005 due to lower costs incurred during the year to comply with Sarbanes-Oxley in comparison to 2004. Non-cash stock-based compensation decreased by $0.2 million in 2005 due to changes in the Company share price. The Company recorded a net capital tax recovery of $0.4 million in 2005 due to refunds received in the year and releases of related tax reserve and expensed $0.7 million for capital taxes paid in 2004. The Company recorded a foreign exchange loss of $0.6 million in 2005 compared to a gain of $0.4 million in 2004 primarily due to the impact of a stronger U.S dollar on Euro receivable balances. The Company records foreign exchange translation gains and losses primarily on a portion of its financing receivable balances which are denominated in Canadian dollars, Euros and Japanese Yen.

      Amortization of intangibles increased to $0.9 million in 2005 from $0.7 million in 2004.

      Receivable provisions net of recoveries for accounts receivable and financing receivables amounted to a net recovery of $0.9 million in 2005 compared to a net recovery of $1.5 million in 2004, due to favorable outcomes on lease amendments for both periods.

      The Company did not realize any asset impairment charges in 2005. The Company took in asset impairment charges of $0.8 million in 2004 after the Company assessed the carrying value of certain of its camera assets in 2004 due to lower volume in 2D camera rentals. The Company recognized that the future cash flows of these assets did not support their recoverability.

      Interest income increased to $1.0 million in 2005 from $0.8 million in 2004 primarily due to higher average cash and short-term investment balances along with higher yields throughout 2005 compared to 2004.

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

YEAR ENDED DECEMBER 31, 2005 VERSUS YEAR ENDED DECEMBER 31, 2004 (cont'd)

OTHER (cont'd)

      Interest expense decreased to $16.8 million in 2005 from $16.9 million in 2004. Included in interest expense is the amortization of deferred finance costs in the amount of $1.2 million in 2005 and 2004. The Company's policy is to defer and amortize all the costs relating to a debt financing over the life of the debt instrument.

      In 2004, the Company recorded a gain of $0.4 million from the sale of its equity investment in Mainframe Entertainment, Inc. ("MFE"). The Company did not have any interests in long-term investments in 2005.

INCOME TAXES

      The Company's effective tax rate differs from the statutory tax rate and will vary from year to year primarily as a result of numerous permanent differences, investment and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or reductions in the year, changes in the Company's valuation allowance based on the Company's recoverability assessments of deferred tax assets, and favorable or unfavorable resolution of various tax examinations. The 2005 income tax provision of $0.9 million includes a net $7.0 million decrease in the valuation allowance against deferred tax assets to reflect revised estimates regarding the realization of the Company's deferred income tax assets based on an assessment of positive and negative evidence. The Company also favorably resolved certain tax audits in the year resulting in tax recoveries of $0.2 million and the release of related tax reserves of $0.2 million to the income tax provision. In addition, the Company concluded an examination by the provincial authorities for the 1999 and 2000 taxation years. The audit resulted in a net cash tax recovery of $0.3 million in the year. The recovery was recorded in two parts. An amount of $0.4 million has been charged through the current income tax provision offset by a recovery of provincial capital taxes in the amount of $0.7 million through selling, general and administrative expenses in the year and the release of related capital tax reserves of $0.3 million. As of December 31, 2005, the Company had a gross deferred income tax asset of $44.8 million, against which the Company is carrying a $38.6 million valuation allowance.

RESEARCH AND DEVELOPMENT

      Research and development expenses were $3.3 million in 2005 versus $4.0 million in 2004. The lower level of expenses in 2005 primarily reflects lower research and development expenses pertaining to the Company's IMAX MPX theater projection system in 2004, which is now complete. Through research and development, the Company continues to design and develop cinema-based equipment, software and other technologies to enhance its product offering, including the continued enhancement of a method of generating stereoscopic (3D) imaging data from a monoscopic (2D) source. The Company believes that the motion picture industry will be affected by the development of digital technologies, particularly in the areas of content creation (image capture), post-production (editing and special effects), digital re-mastering, distribution and display. Consequently, the Company has made significant investments in digital technologies, including the development of a proprietary, patent-pending technology to digitally enhance image resolution and quality of motion picture films, the conversion of monoscopic (2D) to stereoscopic (3D) images and the development of an IMAX digital projector, and holds a number of patents, patents pending and intellectual property rights in these areas. In addition, the Company holds numerous digital patents and long-term relationships with key manufacturers and suppliers in digital technology. However, there can be no assurance that the Company will be awarded patents covering its technology or that competitors will not develop similar technologies.

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

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

YEAR ENDED DECEMBER 31, 2005 VERSUS YEAR ENDED DECEMBER 31, 2004 (cont'd)

DISCONTINUED OPERATIONS

      On December 23, 2003, the Company closed its owned and operated Miami IMAX theater. The Company abandoned or removed all of its assets from the theater in the first quarter of 2004. The Company is involved in a legal proceeding with the landlord of the theater with respect to the amount owing to the landlord by the Company for lease and guarantee obligations. The amount of loss to the Company has been estimated as between $0.8 million and $2.3 million. The Company paid out $0.8 million with respect to amounts owing to the landlord during 2003 and 2004. As the Company is uncertain as to the outcome of the proceeding, no additional amount has been recorded. The Company recorded $nil in net earnings from discontinued operations related to Miami IMAX theater in 2005 and 2004.

     Effective December 11, 2001, the Company completed the sale of its wholly-owned subsidiary, Digital Projection International, including its subsidiaries, to a company owned by members of DPI management. As part of the transaction, the Company restructured its advances to DPI, releasing DPI from obligations to repay any amounts in excess of $12.7 million previously advanced by the Company, and reorganized the remaining $12.7 million of debt owing to the Company into two separate loan agreements. The loans receivable are collateralized by fixed and floating charges over all DPI assets including intellectual properties. One of the loans is convertible, upon the occurrence of certain events, into shares representing 49% of the total share capital of DPI related to these loans. On December 29, 2005, the Company and DPI entered into an agreement to settle the remaining loans in exchange for a payment of $3.5 million to be received in two tranches in the first quarter of 2006. During 2005, the Company recognized $2.0 million (2004 - $0.8 million) in income from discontinued operations.

YEAR ENDED DECEMBER 31, 2004 VERSUS YEAR ENDED DECEMBER 31, 2003

REVENUES

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

                                                   2004   2003
                                                   ----   ----
Sales and Sales-type leases
  IMAX 2D GT....................................     2     --
  IMAX 2D SR....................................    --      4
  IMAX 3D GT....................................     7      9
  IMAX 3D SR....................................     6      8
  IMAX 3D MPX...................................     7     --
                                                    --     --
Total Recognitions..............................    22     21
                                                    ==     ==

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

GROSS MARGIN

      Gross margin in 2004 was $65.9 million, or 48.5% of total revenue, compared to $52.0 million, or 43.6% of total revenue in 2003. The increase in gross margins for 2004 is primarily due to a combination of higher average gross margins for 22 systems installed during the year, and the margin impact of higher consensual lease buyouts and MPX backlog upgrades during the year. Average gross margin on sales and sales-type lease of projection systems increased in 2004 versus 2003 by 11.8% primarily due to the recognition of three refurbished or upgraded systems in 2004 compared to eight refurbished or upgraded systems in 2003 which typically have lower margins. Included in gross margin are revenues for 2004 related to consensual lease buyouts ($12.3 million), MPX backlog upgrades ($6.0 million) and terminations due to default of customers ($0.8 million) (an aggregate $19.1 million, compared to $9.5 million in 2003).

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

YEAR ENDED DECEMBER 31, 2004 VERSUS YEAR ENDED DECEMBER 31, 2003 (cont'd)

GROSS MARGIN (cont'd)

      During 2004, the Company and its studio partners released four films:
NASCAR: The IMAX Experience, Harry Potter and the Prisoner of Azkaban: The IMAX Experience, Spider-Man 2: The IMAX Experience and The Polar Express: The IMAX 3D Experience. As at December 31, 2004, these films have collectively grossed in excess of $75.0 million on IMAX screens. Although not all DMR film releases performed equally in the year due to differences in the structuring of the arrangements with each studio and box office performance of each DMR release, the Company believes it has achieved its strategic objectives for 2004 in this important area of the business. The Company's DMR gross margin improved significantly in comparison to 2003 due to the success of its 2004 IMAX DMR film slate. The film gross margins were also impacted by a decline in film distribution gross margin primarily due to the stronger performances in 2003 of SPACE STATION and T-REX: Back to the Cretaceous.

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

      Asset impairment charges amounted to $0.8 million compared to $1.0 million in 2003 after the Company assessed the carrying value of certain of its camera assets in 2004 due to lower volume in 2D camera rentals, and certain of its owned and operated theater assets in 2003 due primarily to lower than anticipated revenues at one of its locations. The Company recognized that the future cash flows of these assets did not support their recoverability. The Company does not anticipate any further impairment charges relating to its remaining camera assets.

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

OTHER (cont'd)

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

RESEARCH AND DEVELOPMENT

      Research and development expenses were $4.0 million in 2004 versus $3.8 million in 2003. The higher level of expenses in 2004 primarily reflects research and development activities pertaining to the Company's new IMAX MPX theater projection system. Through research and development, the Company continues to design and develop cinema-based equipment, software and other technologies to enhance its product offering, including the development of a method of generating stereoscopic (3D) imaging data from a monoscopic (2D) source. The Company believes that the motion picture industry will be affected by the development of digital technologies, particularly in the areas of content creation (image capture), post-production (editing and special effects), digital re-mastering, distribution and display. Consequently, the Company has made significant investments in digital technologies, including the development of a proprietary, patent-pending technology to digitally enhance image resolution and quality of 35mm motion picture films, and the conversion of monoscopic (2D) to stereoscopic (3D) images and holds a number of patents, patents pending and intellectual property rights in these areas. In addition, the Company holds numerous digital patents and an exclusive supply arrangement with Texas Instruments Corp. in the large-format field of use. However, there can be no assurance that the Company will be awarded patents covering this technology or that competitors will not develop similar technologies.

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

      Effective December 11, 2001, the Company completed the sale of its wholly-owned subsidiary, Digital Projection International, including its subsidiaries (collectively, "DPI"), to a company owned by members of DPI management. As part of the transaction, the Company restructured its advances to DPI, releasing DPI from obligations to repay any amounts in excess of $12.7 million previously advanced by the Company, and reorganized the remaining $12.7 million of debt owing to the Company into two separate loan agreements. The loans receivable are collateralized by fixed and floating charges over all DPI assets including intellectual properties. One of the loans is convertible, upon the occurrence of certain events, into shares representing 49% of the total share capital of DPI. During 2004, the Company received $0.8 million in cash towards the repayment of this debt, and has recorded this amount in net earnings
(loss) from discontinued operations. As of December 31, 2004, the remaining balance of the loans receivable is $11.1 million, which has been fully provided for. On January 31, 2006, the Company and DPI agreed to terminate and extinguish the loan agreements in exchange for a $3.5 million payment to the Company.

LIQUIDITY AND CAPITAL RESOURCES

CREDIT FACILITY

      On February 6, 2004, the Company entered into a loan agreement for a secured revolving credit facility (the "Credit Facility"). The Credit Facility is a three-year revolving credit facility with yearly renewal options thereafter, permitting maximum aggregate borrowings of $20.0 million, subject to a borrowing base calculation which includes the Company's financing receivables, and certain reserve requirements and further reduced by outstanding letters of credit. The Credit Facility currently bears interest at Prime + 0.5% per annum or Libor + 2.25% per annum and is collateralized by a first priority security interest in all of the current and future assets of the Company. The Credit Facility contains typical affirmative and negative covenants, including covenants that restrict the Company's ability to: incur certain additional indebtedness; make certain loans, investments or guarantees; pay dividends; make certain asset sales; incur certain liens or other encumbrances; conduct certain transactions with affiliates and enter into certain corporate transactions. In addition, the Credit Facility contains customary events of default, including upon an acquisition or a change of control that has a material adverse effect on the Company's financial condition. The Credit Facility also requires the Company to maintain a minimum level of earnings before interest, taxes, depreciation and amortization, and cash collections.

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

LIQUIDITY AND CAPITAL RESOURCES (cont'd)

CASH AND CASH EQUIVALENTS

      As at December 31, 2005, the Company's principal sources of liquidity included cash and cash equivalents of $24.3 million, short-term investments of $8.2 million, the Credit Facility, trade accounts receivable of $26.2 million and anticipated collection from net investment in leases due in the next 12 months of $8.4 million. As at December 31, 2005, the Company has not drawn down on the Credit Facility, and has letters of credit for $7.6 million secured by the Credit Facility arrangement.

      The Company believes that cash flow from operations together with existing cash and borrowing available under the Credit Facility will be sufficient to meet operating needs for the foreseeable future. However, the Company's operating cash flow will be adversely impacted if management's projections of future signings and installations are not realized. The Company forecasts its short-term liquidity requirements on a quarterly and annual basis. Since the Company's future cash flows are based on estimates and there may be factors that are outside of the Company's control, there is no guarantee the Company will continue to be able to fund its operations through cash flows from operations. Under the terms of the Company's typical theater system lease agreement, the Company receives substantial cash payments before the Company completes the performance of its obligations. Similarly, the Company receives cash payments for some of its film productions in advance of related cash expenditures.

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

      Cash provided by operating activities amounted to $1.8 million for the year ended December 31, 2005. Changes in other non-cash operating assets as compared to December 31, 2004 include an increase of $3.3 million in financing receivables, a $5.0 million increase in accounts receivable, an increase of $0.4 million in inventories, and a $1.5 million increase in prepaid expenses which mostly relates to prepaid film print costs which will be expensed over the period to be benefited. Changes in other non-cash operating liabilities as compared to December 31, 2004 include a decrease in deferred revenue of $6.1 million related to current year installations, an increase in accounts payable of $1.1 million and a decrease of $6.7 million in accrued liabilities. Included in accrued liabilities for 2005 were $0.4 million in film finance proceeds which are required to be spent on a specific film project and an amount of $31.1 million in respect of accrued pension obligations which are long-term in nature.

      Cash used in investing activities amounted to $10.7 million in 2005, which includes purchases of short-term investments of $31.3 million, proceeds from maturities of short-term investments of $23.5 million, purchases of $1.6 million in fixed assets, an increase in other assets of $0.7 million and an increase in other intangible assets of $0.6 million.

      Cash provided by financing activities in 2005 amounted to $4.4 million. Cash received from the issuance of common shares through the exercise of stock options amounted to $3.6 million. The Company also received $0.8 million in cash on a note receivable from a discontinued operation.

      Capital expenditures including the purchase of fixed assets net of sales proceeds and investments in film assets were $11.4 million for the year ended December 31, 2005.

      Cash provided by operating activities amounted to $11.4 million in the year ended December 31, 2004. Changes in other non-cash operating assets and liabilities included a decrease in deferred revenue of $12.8 million, an increase in accrued liabilities of $6.0 million and an increase of $5.7 million in accounts receivable. The Company also had a decrease in restricted cash of $5.0 million in 2004. Cash used by investing activities in the year ended December 31, 2004 amounted to $1.4 million, primarily consisting of $1.0 million invested in other assets. The Company also recorded $0.4 million in income related to cash received under a restructuring agreement with MFE. Cash used in financing activities in 2004 included a $29.2 million retirement of its Old Senior Notes. The Company also received $0.8 million in cash on a note receivable from a discontinued operation. Capital expenditures including the purchase of fixed assets net of sales proceeds and investments in film assets were $5.2 million in the year ended December 31, 2004.

                                IMAX CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

LIQUIDITY AND CAPITAL RESOURCES (cont'd)

LETTERS OF CREDIT AND OTHER COMMITMENTS

      As at December 31, 2005, the Company has letters of credit of $7.6 million outstanding of which the entire balance has been secured by the Credit Facility. In addition, the Company is required to expend $0.4 million included in accrued liabilities towards the distribution of a motion picture title.

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

      As at December 31, 2005, the Company had outstanding $159.0 million aggregate principal of Registered Senior Notes and $1.0 million aggregate principal of Unregistered Senior Notes.

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

RENTAL OBLIGATIONS

      The Company's total minimum annual rental payments to be made under operating leases for premises as of December 31, 2005 are as follows:

2006                 $     5,458
2007                       5,348
2008                       5,045
2009                       5,035
2010                       5,225
Thereafter                18,982
                     -----------
                     $    45,093
                     ===========

PENSION OBLIGATIONS

      The Company has a defined benefit pension plan covering its two Co-Chief Executive Officers. As at December 31, 2005, the Company had an unfunded and accrued projected benefit obligation of approximately $31.1 million (December 31, 2004 - $25.9 million) in respect of this defined benefit pension plan. At the time the Company established the defined benefit pension plan, it also took out life insurance policies on its two Co-Chief Executive Officers with coverage amounts of $21.5 million in aggregate. The Company intends to use the proceeds of life insurance policies taken on its Co-Chief Executive Officers to be applied towards the benefits due and payable under the plan, although there can be no assurance that the Company will ultimately do so. As at December 31, 2005, the cash surrender value of the insurance policies is $3.3 million (December 31, 2004 - $2.5 million).

      On March 6, 2006, the Company and the Co-Chief Executive Officers negotiated an amendment to the plan in order to reduce certain benefits thereunder. Under the terms of the plan amendment, the cost of living adjustment and surviving spouse benefits previously owed to the Co-Chief Executive Officers are each reduced by 50%, subject to a recoupment of a percentage of such benefits upon a change of control of the Company, and benefit payments are accelerated and paid out upon the occurrence of certain events, including a change of control of the Company. The Company is currently evaluating the effect that these plan amendments will have on the pension liability, future pension expense, expected contributions, and benefit payments, although the Company expects a significant reduction in the total projected benefit obligation approximating $9 million and future reductions in pension expense approximating $11 million over the 5 years.

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

CONTRACTUAL OBLIGATIONS

      Payments to be made by the Company under contractual obligations are as follows:

                                                 PAYMENTS DUE BY PERIOD
                             --------------------------------------------------------------
                                          LESS THAN 1                           MORE THAN 5
CONTRACTUAL OBLIGATIONS        TOTAL         YEAR       1-3 YEARS   3-5 YEARS      YEARS
                             ----------   -----------   ---------   ---------   -----------
Long-term debt obligations   $  160,000   $        --   $      --   $ 160,000   $        --
Lease obligations                45,297         5,618      10,437      10,260        18,982

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to market risk from changes in foreign currency rates. The Company does not use financial instruments for trading or other speculative purposes.

      A majority of the Company's revenue is denominated in U.S. dollars while a significant portion of its costs and expenses is denominated in Canadian dollars. A portion of the Company's net U.S. dollar flows is converted to Canadian dollars to fund Canadian dollar expenses through the spot market. In Japan, the Company has ongoing operating expenses related to its operations. Net Japanese yen flows are converted to U.S. dollars through the spot market. The Company also has cash receipts under leases denominated in Japanese yen, Euros and Canadian dollars. In 2005, the Company recorded translation losses of $0.6 million primarily from the receivables associated with leases denominated in Euros, as the value of the U.S. dollar increased in relation to the Euro. The value of the U.S. dollar declined in relation to the Canadian dollar and therefore had a negative impact on working capital. The Company plans to convert Japanese yen and Euros lease cash flows to U.S. dollars through the spot markets on a go-forward basis.

                                IMAX CORPORATION

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following audited consolidated financial statements are filed as part of this Report:

                                                                                                                     Page
                                                                                                                     ----
Report of Independent Registered Public Accounting Firm...........................................................    55
Consolidated Balance Sheets as at December 31, 2005 and 2004......................................................    57
Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003........................    58
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003........................    59
Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 2005, 2004 and 2003....    60
Notes to Consolidated Financial Statements........................................................................    61

                                IMAX CORPORATION

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders of IMAX Corporation

      We have completed integrated audits of IMAX Corporation's 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule
------------------------------------------------------------------

      In our opinion, the consolidated financial statements listed under the accompanying index, present fairly, in all material respects, the financial position of IMAX Corporation (the "Company") and its subsidiaries at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As described in note 2(h) to the consolidated financial statements, the Company changed its accounting policy for asset retirement obligations upon the adoption of new accounting pronouncements effective January 1, 2003.

Internal control over financial reporting
-----------------------------------------

      Also, in our opinion, management's assessment, included in Management's Annual Report on Internal Control over Financial Reporting appearing in Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Independent Registered Public Accounting Firm
Toronto, Canada
March 9, 2006

                                IMAX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
                         (In thousands of U.S. dollars)


                                                                                     AS AT DECEMBER 31,
                                                                              ----------------------------------
                                                                                    2005              2004
                                                                              ----------------   ---------------
ASSETS
Cash and cash equivalents                                                     $         24,324   $        28,964
Short-term investments                                                                   8,171               --
Accounts receivable, net of allowance for doubtful accounts of $5,892
  (2004 - $8,390)                                                                       26,165            19,899
Financing receivables (note 4)                                                          63,006            59,492
Inventories (note 5)                                                                    28,294            29,001
Prepaid expenses                                                                         3,825             2,279
Film assets (note 6)                                                                     3,329               871
Fixed assets (note 7)                                                                   26,780            28,712
Other assets (note 8)                                                                   11,618            13,377
Deferred income taxes (note 9)                                                           6,171             6,171
Goodwill                                                                                39,027            39,027
Other intangible assets (note 10)                                                        2,701             3,060
                                                                              ----------------   ---------------
   Total assets                                                               $        243,411   $       230,853
                                                                              ================   ===============

LIABILITIES
Accounts payable                                                              $          6,935   $         5,827
Accrued liabilities (notes 6, 15(c), 24 and 27)                                         55,122            56,897
Deferred revenue                                                                        44,397            50,505
Senior Notes due 2010 (note 11)                                                        160,000           160,000
                                                                              ----------------   ---------------
   Total liabilities                                                                   266,454           273,229
                                                                              ----------------   ---------------

COMMITMENTS, CONTINGENCIES AND GUARANTEES (notes 15 and 16)

SHAREHOLDERS' EQUITY (DEFICIT)

Capital stock (note 17) Common shares - no par value. Authorized -
  unlimited number. Issued and outstanding - 40,213,542 (2004 - 39,446,964)            121,674           116,281
Other equity                                                                             1,758             3,227
Deficit                                                                               (144,347)         (160,945)
Accumulated other comprehensive income (loss)                                           (2,128)             (939)
                                                                              ----------------   ---------------
   Total shareholders' deficit                                                         (23,043)          (42,376)
                                                                              ----------------   ---------------
   Total liabilities and shareholders' equity (deficit)                       $        243,411   $       230,853
                                                                              ================   ===============

              (the accompanying notes are an integral part of these
                  condensed consolidated financial statements)

                                IMAX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
            (In thousands of U.S. dollars, except per share amounts)

                                                                                YEARS ENDED DECEMBER 31,
                                                                    ------------------------------------------------
                                                                         2005             2004             2003
                                                                    ---------------  ---------------  --------------
REVENUE
IMAX systems (note 18(a))                                           $        97,753  $        86,570  $       75,848
Films                                                                        26,451           27,887          25,803
Theater operations                                                           17,498           17,415          13,109
Other                                                                         3,228            4,108           4,500
                                                                    ---------------  ---------------  --------------
                                                                            144,930          135,980         119,260
COSTS OF GOODS AND SERVICES                                                  73,005           70,062          67,283
                                                                    ---------------  ---------------  --------------
GROSS MARGIN                                                                 71,925           65,918          51,977

Selling, general and administrative expenses (note 18(b))                    37,287           36,066          33,312
Research and development                                                      3,264            3,995           3,794
Amortization of intangibles                                                     911              719             573
Income from equity-accounted investees (note 18(d) and (e))                      --               --          (2,496)
Receivable provisions net of (recoveries) (note 19)                            (859)          (1,487)         (2,225)
Asset impairments (note 20)                                                      --              848             969
                                                                    ---------------  ---------------  --------------
EARNINGS FROM OPERATIONS                                                     31,322           25,777          18,050

Interest income                                                               1,004              756             656
Interest expense                                                            (16,773)         (16,853)        (15,856)
Loss on retirement of notes (notes 12 and 13)                                    --             (784)         (4,910)
Recovery of long-term investments (note 18(c))                                   --              293           1,892
                                                                    ---------------  ---------------  --------------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES               15,553            9,189            (168)
Recovery of (provision for) income taxes (note 9)                              (934)             255             386
                                                                    ---------------  ---------------  --------------
NET EARNINGS FROM CONTINUING OPERATIONS                                      14,619            9,444             218
Net earnings from discontinued operations (note 26)                           1,979              800             195
                                                                    ---------------  ---------------  --------------
Net earnings before cumulative effect of changes in accounting
   principles                                                                16,598           10,244             413
Cumulative effect of changes in accounting principles (note 2(h))                --               --            (182)
                                                                    ---------------  ---------------  --------------
NET EARNINGS                                                        $        16,598  $        10,244  $          231
                                                                    ===============  ===============  ==============

EARNINGS PER SHARE (note 17):
Earnings per share - basic:
  Net earnings from continuing operations                           $          0.37  $          0.24  $         0.01
  Net earnings from discontinued operations                         $          0.05  $          0.02  $           --
                                                                    ---------------  ---------------  --------------
  Net earnings                                                      $          0.42  $          0.26  $         0.01
                                                                    ===============  ===============  ==============
Earnings per share - diluted:
  Net earnings from continuing operations                           $          0.35  $          0.24  $         0.01
  Net earnings from discontinued operations                         $          0.05  $          0.02  $           --
                                                                    ---------------  ---------------  --------------
  Net earnings                                                      $          0.40  $          0.26  $         0.01
                                                                    ===============  ===============  ==============

              (the accompanying notes are an integral part of these
                       consolidated financial statements)

                                IMAX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
                         (In thousands of U.S. dollars)

                                                                                     YEARS ENDED DECEMBER 31,
                                                                        ------------------------------------------------
                                                                             2005             2004             2003
                                                                        --------------   --------------   --------------
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net earnings                                                            $       16,598   $       10,244   $          231
   Net (earnings) from discontinued operations                                  (1,979)            (800)            (195)
Items not involving cash:
   Cumulative effect of changes in accounting principles                            --               --              182
   Depreciation and amortization (note 21)                                      15,867           14,947           12,355
   Write-downs (recoveries) (note 21)                                             (859)            (928)          (2,722)
   Income from equity-accounted investees                                           --               --           (2,496)
   Change in deferred income taxes                                                  --           (1,143)              81
   Loss on retirement of notes                                                      --              784            4,910
   Stock and other non-cash compensation                                         4,075            3,567            4,926
   Non-cash foreign exchange (gain) loss                                           266             (605)          (1,281)
   Interest on short-term investments                                             (353)              --               --
Premium on repayment of notes                                                       --             (576)          (3,088)
Payment under certain employment agreements                                         --               --           (1,550)
Investment in film assets                                                       (9,828)          (4,876)          (2,993)
Changes in restricted cash                                                          --            4,961           (1,626)
Changes in other non-cash operating assets and liabilities (note 21)           (22,001)         (14,164)         (14,924)
   Net cash used in operating activities from discontinued operations               --               --             (993)
                                                                        --------------   --------------   --------------
Net cash provided by (used in) operating activities                              1,786           11,411           (9,183)
                                                                        --------------   --------------   --------------

INVESTING ACTIVITIES
Purchases of short-term investments                                            (31,276)              --               --
Proceeds from maturities of short-term investments                              23,458               --               --
Purchase of fixed assets                                                        (1,597)            (320)          (1,560)
Increase in other assets                                                          (749)          (1,044)          (1,526)
Increase in other intangible assets                                               (552)            (391)            (597)
Recovery on long-term investments                                                   --              393            1,892
   Net cash used in investing activities from discontinued operations               --               --              (15)
                                                                        --------------   --------------   --------------
Net cash used in investing activities                                          (10,716)          (1,362)          (1,806)
                                                                        --------------   --------------   --------------

FINANCING ACTIVITIES
Repayment of Subordinated Notes                                                     --               --           (9,143)
Repayment of Old Senior Notes due 2005                                              --          (29,234)        (123,577)
Issuance of Senior Notes due 2010                                                   --               --          160,000
Financing costs related to Senior Notes due 2010                                    --             (535)          (5,615)
Common shares issued                                                             3,633              558            1,722
   Net cash provided by financing activities from discontinued
     operations                                                                    786              800              799
                                                                        --------------   --------------   --------------
Net cash (used in) provided by  financing activities                             4,419          (28,411)          24,186
                                                                        --------------   --------------   --------------

Effects of exchange rate changes on cash                                          (129)              44              284
                                                                        --------------   --------------   --------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM CONTINUING
   OPERATIONS                                                                   (5,426)         (19,118)          13,690
Increase (decrease) in cash and cash equivalents from discontinued
   operations                                                                      786              800             (209)
                                                                          ------------   --------------   --------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS, DURING THE YEAR               (4,640)         (18,318)          13,481

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                    28,964           47,282           33,801
                                                                        --------------   --------------   --------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                  $       24,324   $       28,964   $       47,282
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

                                    NUMBER OF
                                     COMMON                                        ACCUMULATED
                                     SHARES                           RETAINED        OTHER              TOTAL
                                   ISSUED AND   CAPITAL     OTHER     EARNINGS    COMPREHENSIVE      SHAREHOLDERS'   COMPREHENSIVE
                                   OUTSTANDING   STOCK     EQUITY    (DEFICIT)   INCOME (LOSS)(1)  EQUITY (DEFICIT)  INCOME (LOSS)
                                   -----------  --------  ---------  ----------  ----------------  ----------------  -------------
BALANCE AT DECEMBER 31, 2002        32,973,366  $ 65,563  $   1,542  $ (171,420) $         $645    $      (103,670)  $          --

Issuance of common stock             6,328,392    50,046         --          --             --              50,046              --
Net income                                  --        --         --         231             --                 231             231
Adjustment to paid-in-capital for
   non-employee stock options
   and warrants granted
   (note 17(c))                             --        --      1,617          --              --              1,617              --
                                   -----------  --------  ---------  ----------  --------------    ---------------   -------------
                                                                                                                     $         231
                                                                                                                     =============
BALANCE AT DECEMBER 31, 2003        39,301,758  $115,609  $   3,159  $ (171,189) $          645    $       (51,776)

Issuance of common stock               145,206       558         --          --              --                558              --
Net income                                  --        --         --      10,244              --             10,244          10,244
Adjustment to paid-in-capital for
   non-employee stock options
   and warrants granted
   (note 17(c))                             --        --        182          --              --                182              --
Adjustment for exercise of
  non-employee stock options                --       114       (114)         --              --                 --              --
Unrecognized actuarial loss on
  defined benefit plan (net of
  income tax recovery of $nil)              --        --         --          --          (1,584)            (1,584)         (1,584)
                                   -----------  --------  ---------  ----------  --------------    ---------------   -------------
                                                                                                                     $       8,660
                                                                                                                     =============
BALANCE AT DECEMBER 31, 2004        39,446,964  $116,281  $   3,227  $ (160,945) $         (939)   $       (42,376)

Issuance of common stock               766,578     3,633         --          --              --              3,633              --
Net income                                  --        --         --      16,598              --             16,598          16,598
Adjustment to paid-in-capital for
  non-employee stock options
  granted (note 17(c))                      --        --        291          --              --                291              --
Adjustment for exercise of
  non-employee stock options
  and warrants                              --     1,760     (1,760)         --              --                 --              --
Unrecognized actuarial loss on
  defined benefit plan (net of
  income tax recovery of $nil)              --        --         --          --          (1,189)            (1,189)         (1,189)
                                   -----------  --------  ---------  ----------  --------------    ---------------   -------------
                                                                                                                     $      15,409
                                                                                                                     =============
BALANCE AT DECEMBER 31, 2005        40,213,542  $121,674  $   1,758  $ (144,347) $       (2,128)   $       (23,043)
                                   ===========  ========  =========  ==========  ==============    ===============

(1) Components of accumulated other comprehensive income (loss) consist of:

                                                          AS AT DECEMBER 31,
                                                    ------------------------------
                                                        2005              2004
                                                    -------------     ------------
Unrecognized actuarial loss on defined benefit
   plan (net of income tax recovery of $nil)        $      (2,773)    $     (1,584)
Foreign currency translation adjustments                      645              645
                                                    -------------     ------------
Accumulated other comprehensive income              $      (2,128)    $       (939)
                                                    =============     ============

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

1.    DESCRIPTION OF THE BUSINESS

      IMAX Corporation together with its wholly-owned subsidiaries (the "Company") is an entertainment technology company whose principal activities are:

            - the design, manufacture, marketing and leasing or selling of proprietary projection and sound systems for IMAX theaters principally owned and operated by commercial and institutional customers located in 38 countries as of December 31, 2005;

            - the development, production, digital re-mastering, post-production and distribution of certain films shown throughout the IMAX theater network;

            - the operation of certain IMAX theaters located primarily in the United States and Canada; and

            - the provision of other services to the IMAX theater network including ongoing maintenance services for the IMAX projection and sound systems.

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

      The Company reports its results under United States Generally Accepted Accounting Principles ("U.S. GAAP"). Significant differences between United States and Canadian Generally Accepted Accounting Principles are described in note 29.

(b)   USE OF ESTIMATES

      The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could be materially different from these estimates. Significant estimates made by management include, but are not limited to, fair values associated with the individual elements in multiple element arrangements, residual values of leased theater systems, economic lives of leased assets, allowances for potential uncollectibility of accounts receivable and net investment in leases, provisions for inventory obsolescence, ultimate revenues for film assets, estimates of fair values for long-lived assets and goodwill, depreciable lives of fixed assets, useful lives of intangible assets, pension plan assumptions, accruals for contingencies including tax contingencies, valuation allowances for deferred income tax assets, and stock option assumptions.

(c)   CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

(d)   SHORT-TERM INVESTMENTS

      The Company has short-term investments, which generally have maturities of more than three months and less than one year from the date of purchase. The short-term investments are classified as held to maturity based on the Company's positive intent and ability to hold the securities to maturity. The Company invests primarily in Canadian and U.S. government securities and commercial paper rated "A1+" by Standard & Poor's and these investments are stated at amortized cost, which approximates fair market value. Income related to these securities is reported as a component of interest income. At December 31, 2005, the Company had $2.1 million invested in U.S. government securities and $6.1 million in Canadian government securities.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
    (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

(e)   ACCOUNTS RECEIVABLE AND FINANCING RECEIVABLES

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

(f)   INVENTORIES

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

(g)   FILM ASSETS

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

(h)   FIXED ASSETS

      Fixed assets are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives as follows:

            Projection equipment            --   10 to 15 years
            Camera equipment                --   5 to 10 years
            Buildings                       --   20 to 25 years
            Office and production equipment --   3 to 5 years
            Leasehold improvements          --   Over the shorter of the initial
                                                 term of the underlying leases
                                                 plus any reasonably assured
                                                 renewal terms, and the useful
                                                 life of the asset

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

      FASB Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently amortized over the asset's useful life. Adoption of this standard on January 1, 2003 resulted in a charge of $0.2 million to 2003 earnings and an increase of $0.2 million to accrued liabilities.

(i)   OTHER ASSETS

      Other assets include unrecognized prior service pension costs, cash surrender value of life insurance policies and deferred charges on debt financing.

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

(j)   GOODWILL

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

(k)   OTHER INTANGIBLE ASSETS

      Patents, trademarks and other intangibles are recorded at cost and are amortized on a straight-line basis over estimated useful lives ranging from 7 to 10 years.

      The Company reviews the carrying values of its other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group might not be recoverable. In performing its review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of impairment losses is based on the excess of the carrying amount of the asset or asset group over the fair value calculated using discounted expected future cash flows.

(l)   DEFERRED REVENUE

      Deferred revenue represents cash received prior to revenue recognition criteria being met for theater system sales or leases, film contracts and maintenance services.

(m)   INCOME TAXES

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

(n)   REVENUE RECOGNITION

      The Company's system sales and lease transactions typically involve the delivery of several products and services, including the projector, projection screen and sound system, supervision of installation, training of theater personnel, and advice on theater design and custom assemblies. In addition, on occasion, the Company will include film licenses or other specified elements as part of these transactions.

      When the elements of theater systems meet the criteria for treatment as separate units of accounting, the Company generally allocates revenue to each element based on its relative fair value. Revenue allocated to an individual element is recognized when revenue recognition criteria for that element is met.

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

      The Company recognizes revenue from sales type leases when the installation of the respective theater system element is substantially complete and all of the following criteria are met: persuasive evidence of an agreement exists; the price is fixed or determinable; and collection is reasonably assured.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
    (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

(n)   REVENUE RECOGNITION (cont'd)

      SALES-TYPE LEASES OF THEATER SYSTEMS (cont'd)

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

      Where these agreements or legal releases have multiple elements meeting the criteria for treatment as separate units of accounting, the total consideration to be received in these situations generally is allocated to each individual element based on the relative fair values of each element. Each element is then accounted for based on applicable revenue recognition criteria.

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

      SALES OF THEATER SYSTEMS

      The Company recognizes revenue from sales of theater system elements when all of the following criteria are met: persuasive evidence of an agreement exists; the price is fixed or determinable; title passes to the customer; installation of the system is substantially complete; and collection is reasonably assured.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

(n)   REVENUE RECOGNITION (cont'd)

      DMR FILM REVENUE

      Revenues from digitally re-mastering film where third parties own the related film rights are derived in the form of processing fees and recoupments calculated as a percentage of box office receipts from the re-mastered films. Processing fees are recognized as revenues as the related re-mastering service is performed. Recoupments as a percentage of box office receipts are recognized as revenue when the contracted portions of box office receipts due to the Company are reported by theater operators, provided that collection is reasonably assured.

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

(o)   RESEARCH AND DEVELOPMENT

      Research and development costs are expensed as incurred and primarily include projector and sound parts, labor and other related materials which pertain to the Company's development of ongoing products.

(p)   FOREIGN CURRENCY TRANSLATION

      Monetary assets and liabilities of the Company's operations, which are denominated in currencies other than the functional currency, are translated into the functional currency at the exchange rates prevailing at the end of the period. Non-monetary items are translated at historical exchange rates. Revenue and expense transactions are translated at exchange rates prevalent at the transaction date. Such exchange gains and losses are included in the determination of net earnings (loss) in the period in which they arise. Since 2001, the Company has not had any foreign subsidiaries with functional currencies other than the U.S. dollar. Prior to 2001, assets and liabilities were translated at the year-end exchange rates and revenue and expense items were translated at the average rate for the period, with translation gains and losses included in other comprehensive income.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
    (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

(q)   STOCK-BASED COMPENSATION

      The Company currently follows the intrinsic value method of accounting for employee stock options as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB 25"), see note 17(c). If the fair value methodology prescribed by FASB Statement, "Accounting for Stock Based Compensation" ("FAS 123") had been adopted by the Company, pro forma results for the year ended December 31, would have been as follows:

                                                              2005          2004            2003
                                                            --------      --------        --------
Net earnings as reported                                    $ 16,598      $ 10,244        $    231
Stock-based compensation expense, if the methodology
       prescribed by FAS 123 had been adopted                 (2,899)       (7,268)         (9,260)
                                                            --------      --------        --------
Adjusted net earnings (loss)                                $ 13,699      $  2,976        $ (9,029)
                                                            ========      ========        ========

Earnings (loss) per share - basic:

 Net earnings as reported                                   $   0.42      $   0.26        $   0.01
 FAS 123 stock-based compensation expense                   $  (0.07)     $  (0.18)       $  (0.25)
                                                            --------      --------        --------
 Adjusted net earnings (loss)                               $   0.35      $   0.08        $  (0.24)
                                                            ========      ========        ========
Earnings (loss) per share - diluted:

 Net earnings as reported                                   $   0.40      $   0.26        $   0.01
 FAS 123 stock-based compensation expense                   $  (0.07)     $  (0.19)       $  (0.25)
                                                            --------      --------        --------
 Adjusted net earnings (loss)                               $   0.33      $   0.07        $  (0.24)
                                                            ========      ========        ========

      In accordance with FAS 123, the total expense reflected in the above pro forma charge represents amortization of stock option charges that were valued at the grant date using an option-pricing model with assumptions that were valid at the time with no further update of current stock trends and assumptions.

      The weighted average fair value of common share options granted to employees in 2005 at the time of grant was $3.59 per share (2004 - $2.12 per share, 2003 - $2.92 per share). For the three months ended March 31, 2003 and prior, the Company used the Black-Scholes option-pricing model to determine the fair value of common share options granted as estimated at the grant date. The following assumptions were used during the three months ended March 31, 2003: dividend yield of 0%, an average risk free interest rate of 2.1%, 20% forfeiture of options vesting greater than two years; expected life of one to seven years; and expected volatility of 50%. As of April 1, 2003, the Company adopted a Binomial option-pricing model to determine the fair value of common share options at the grant date. For the years ended December 31, the following assumptions were used:

                                         TWELVE MONTHS ENDED                  NINE MONTHS ENDED
                                              DECEMBER 31,                       DECEMBER 31,
                                     -------------------------------          -----------------
                                         2005               2004                    2003
                                     ------------       ------------          -----------------
Average risk-free interest rate              4.15%              4.72%                    2.98%
Equity risk premium                  5.57% - 7.38%      3.82% - 6.25%           4.55% - 10.69%
Beta                                  1.06 - 1.31        0.95 - 1.11              0.85 - 1.03
Expected option life (in years)       2.23 - 5.44        2.57 - 5.36              2.58 - 5.05
Average expected volatility                    62%                62%                      62%
Annual termination probability       8.06% - 9.62%      8.06% - 9.62%            8.06% - 9.62%
Dividend yield                                  0%                 0%                       0%

      As the Company stratifies its employees into two groups in order to calculate fair value under the Binomial model, ranges of assumptions used are presented for equity risk premium, Beta, expected option life and annual termination probability.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
    (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

(q)   STOCK-BASED COMPENSATION (cont'd)

      Had the Company changed from using the Black-Scholes option pricing model to a Binomial option pricing model effective January 1, 2003 rather than April 1, 2003, the impact would not have been significant.

      The Company accounts for stock options and warrants issued to non-employees in accordance with the provisions of FAS 123 and Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services".

(r)   PENSION PLANS

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

(s)   GUARANTEES

      FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45") requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of a guarantee. Disclosures as required under FIN 45 have been included in note 16(g).

3.    ACCOUNTING CHANGES

      In January 2003, the FASB issued Financial Interpretation 46 ("FIN 46"), Consolidation of Variable Interest Entities ("VIEs"), in an effort to expand and clarify existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. FIN 46 was effective immediately for all enterprises with variable interests in VIEs created after January 31, 2003 and on January 1, 2004 for all previously existing variable interest entities. Under FIN 46, if an entity is determined to be a variable interest entity, it must be consolidated by the enterprise that absorbs the majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both. On December 24, 2003, the FASB issued a revised FIN 46, defined as FIN 46R. Commencing January 1, 2004, the Company was required to consolidate the accounts of all VIEs for which it is the primary beneficiary ("PB"), as required by FIN 46R. The Company has evaluated its various variable interests to determine whether they are in VIE's. The Company reviewed its management agreements relating to theaters which the Company manages, and has no equity interest, and concluded that such arrangements were not variable interests since the Company's fees are commensurate with the level of service and the theater owner retains the right to terminate the service. The Company has also reviewed its financial arrangements with theaters where it shares in the profit or losses of the theater. The Company has not considered these arrangements under FIN 46R as the arrangements meet the scope exceptions defined in the pronouncement. The Company has determined that certain of its film production companies are VIEs. Since in one case the Company absorbs a majority of the VIE's losses, the Company has determined that it is the PB of the entity. The Company consolidates this entity with no material impact on the operating results or financial condition of the Company as the production company has total assets of $nil and total liabilities of $nil as at December 31, 2005. The Company also has interests in three other film production companies which are VIEs, however the Company did not consolidate these film entities since it does not bear the majority of the expected losses or expected residual returns. As of December 31, 2005, these three VIEs have total assets of $0.3 million and total liabilities of $0.3 million.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
    (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

4.    FINANCING RECEIVABLES

(a)   NET INVESTMENT IN LEASES

      The Company generally provides its theater systems to customers on a long-term lease basis, typically with initial lease terms of 10 to 20 years. Financing receivables consisting of net investment in leases and long term receivables are as follows:

                                                           AS AT DECEMBER 31,
                                                       ---------------------------
                                                          2005             2004
                                                       ----------        ---------
Gross minimum lease amounts receivable                 $   88,894        $  98,666
Residual value of equipment                                   635              637
Unearned finance income                                   (33,933)         (39,844)
                                                       ----------        ---------
Present value of minimum lease amounts receivable          55,596           59,459
Accumulated allowance for uncollectible amounts            (1,478)          (4,435)
                                                       ----------        ----------
Net investment in leases                               $   54,118        $  55,024

Long-term receivables                                       8,888            4,468
                                                       ----------        ---------

Total financing receivables                            $   63,006        $  59,492
                                                       ==========        =========

(b)   RENTAL AMOUNTS

      IMAX systems revenue includes the following annual rental amounts, for the years ended December 31:

                                                                              2005           2004           2003
                                                                            -------        --------       --------
Ongoing minimum rental amounts on operating leases                          $  1,425       $  1,039       $    849
Additional rentals in excess of minimum amounts on sales-type leases
                                                                               1,234            847            444
Additional rentals in excess of minimum amounts on operating leases
                                                                               3,775          3,338          3,482
Finance income on sales-type leases                                            4,632          3,991          4,432
                                                                            --------       --------       --------
                                                                            $ 11,066       $  9,215       $  9,207
                                                                            ========       ========       ========

      Estimated gross minimum rental amounts receivable from operating and sales-type leases at December 31, 2005, for each of the next five years are as follows:

2006                        9,818
2007                        8,812
2008                        9,105
2009                        8,426
2010                        8,616
Thereafter                 55,062
                      -----------
                      $    99,839
                      ===========

5.    INVENTORIES

                       AS AT DECEMBER 31,
                    ------------------------
                       2005          2004
                    ---------     ----------
Raw materials       $  10,464     $    7,375
Work-in-process         6,893          6,512
Finished goods         10,937         15,114
                    ---------     ----------
                    $  28,294     $   29,001
                    =========     ==========

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
    (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

6.    FILM ASSETS

                                                                    AS AT DECEMBER 31,
                                                                 ----------------------
                                                                    2005          2004
                                                                 ---------      -------
Completed and released films, net of accumulated amortization    $   2,999      $   406
Films in production                                                    141          175
Development costs                                                      189          290
                                                                 ---------      -------
                                                                 $   3,329      $   871
                                                                 =========      =======

      All unamortized film costs as at December 31, 2005 for released films are expected to be amortized within four years from December 31, 2005. The amount of accrued participation liabilities that the Company expects to pay during 2006 is $2.1 million (2005 - $2.2 million).

7.    FIXED ASSETS

                                                                    AS AT DECEMBER 31, 2005
                                                          ---------------------------------------------
                                                                         ACCUMULATED
                                                             COST        DEPRECIATION   NET BOOK VALUE
                                                          -----------    ------------   --------------
Equipment leased or held for use or rental
         Projection equipment(1)                          $    30,680     $   21,958        $  8,722
         Camera equipment                                       5,954          5,892              62
                                                          -----------     ----------        --------
                                                               36,634         27,850           8,784
                                                          -----------     ----------        --------
Other fixed assets
         Land                                                   1,593             --           1,593
         Buildings                                             14,723          6,397           8,326
         Office and production equipment(2)                    24,345         21,012           3,333
         Leasehold improvements                                 8,126          3,382           4,744
                                                          -----------     ----------        --------
                                                               48,787         30,791          17,996
                                                          -----------     ----------        --------
                                                          $    85,421     $   58,641        $ 26,780
                                                          ===========     ==========        ========

                                                                     AS AT DECEMBER 31, 2004
                                                          ---------------------------------------------
                                                                         ACCUMULATED
                                                             COST        DEPRECIATION    NET BOOK VALUE
                                                          -----------    ------------    --------------
Equipment leased or held for use or rental
         Projection equipment(1)                          $    33,407     $   23,938        $  9,469
         Camera equipment                                       5,957          5,836             121
                                                          -----------     ----------        --------
                                                               39,364         29,774           9,590
                                                          -----------     ----------        --------
Assets under construction                                          37             --              37
                                                          -----------     ----------        --------

Other fixed assets
         Land                                                   1,593             --           1,593
         Buildings                                             14,723          5,896           8,827
         Office and production equipment(2)                    22,625         19,339           3,286
         Leasehold improvements                                 8,067          2,688           5,379
                                                          -----------     ----------        --------
                                                               47,008         27,923          19,085
                                                          -----------     ----------        --------
                                                          $    86,409     $   57,697        $ 28,712
                                                          ===========     ==========        ========

(1) Included in projection equipment are assets with costs of $27.0 million (2004 - $30.0 million) and accumulated depreciation of $19.7 million (2004
      - $22.0 million) that are leased to customers under operating leases.

(2) Included in office and production equipment are assets under capital lease with costs of $0.9 million (2004 - $0.8 million) and accumulated depreciation of $0.6 million (2004 - $0.4 million).

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
    (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

8.    OTHER ASSETS

                                                                     AS AT DECEMBER 31,
                                                               ----------------------------
                                                                   2005             2004
                                                               ------------     -----------
Pension asset, representing unrecognized prior service costs   $      3,634     $     5,032
Deferred charges on debt financing                                    4,635           5,845
Cash surrender value of life insurance policies                       3,349           2,500
                                                               ------------     -----------
                                                               $     11,618     $    13,377
                                                               ============     ===========

9.    INCOME TAXES

(a) Earnings (loss) from continuing operations before income taxes by tax jurisdiction, for the years ended December 31, are comprised of the following:

                      2005         2004       2003
                   ---------     --------   ---------
Canada             $  15,092     $  6,070   $   1,363
United States            552        2,819      (5,267)
Japan                    (93)         298         839
Other                      2            2       2,897
                   ---------     --------   ---------
                   $  15,553     $  9,189   $    (168)
                   =========     ========   =========

(b) The (provision for) recovery of income taxes related to income from continuing operations, for the year ended December 31, is comprised of the following:

                2005        2004            2003
               ------     ---------      ---------
Current:
  Canada       $ (934)    $    (820)     $    (920)
  Foreign          --           (68)         1,225
               ------     ---------      ---------
                 (934)         (888)           305
               ------     ---------      ---------
Deferred:
  Canada           52         1,143             81
  Foreign         (52)           --             --
               ------     ---------      --------
                   --         1,143             81
               ------     ---------      ---------
               $ (934)    $     255      $     386
               ======     =========      =========

(c) The (provision for) recovery of income taxes from continuing operations differs from the amount that would have resulted by applying the combined Canadian federal and provincial statutory income tax rates to earnings (losses), for the years ended December 31, is due to the following:

                                                                             2005           2004           2003
                                                                           ---------     ----------     ----------
Income tax (provision for) recovery at combined statutory rates            $  (5,618)    $   (3,319)    $       61
Adjustments resulting from:
         Permanent differences                                                   (97)        (1,222)        (5,241)
         Manufacturing and processing credits deduction                           --             --           (300)
         Decrease (increase) in valuation allowance                            7,231          1,908         (2,869)
         Effect of unrecognized actuarial loss on defined benefit
                pension plan                                                    (429)          (572)            --
         Large corporations tax and other taxes                                  (52)          (281)          (476)
         Income tax at different rates in foreign and other provincial
           jurisdictions                                                         173            (17)          (285)
         Investment and other tax credits                                        380          1,480            661
         Tax recoveries through loss and tax credit carrybacks                   158            808          1,062
         Effect of legislated tax rate (reductions) increases                     --             --          4,833
         Changes to deferred tax assets and liabilities resulting from
                audit and other tax return adjustments                        (2,556)         1,644          2,760
         Other                                                                  (124)          (174)           180
                                                                           ---------     ----------     ----------
(Provision for) recovery of income taxes, as reported                      $    (934)    $      255     $      386
                                                                           =========     ==========     ==========

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
    (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

9.    INCOME TAXES (cont'd)

(d) The net deferred income tax asset, at December 31, is comprised of the following:

                                                                              2005          2004
                                                                           ---------     ----------
Net operating loss and capital loss carryforwards                          $  15,014     $    6,093
Investment tax credit and other tax credit carryforwards                       3,285          2,905
Write-downs of other assets                                                    2,545          3,920
Excess tax over accounting basis in fixed assets and inventories              41,639         56,179
Accrued reserves                                                               9,532          7,678
Other                                                                              8          2,288
                                                                           ---------     ----------
Total deferred income tax assets                                              72,023         79,063
Income recognition on net investment in leases                               (27,199)       (27,437)
                                                                           ---------     ----------
                                                                              44,824         51,626
Valuation allowance                                                          (38,653)       (45,455)
                                                                           ---------     ----------
Net deferred income tax asset                                              $   6,171     $    6,171
                                                                           =========     ==========

      The gross deferred tax assets include an amount of $0.4 million relating to the tax effect of the unrealized actuarial loss for 2005 on the defined benefit pension plan. This tax asset has been offset with an equal valuation allowance, both of which have been charged through comprehensive income in the year.

      Estimated net operating loss carryforwards and estimated tax credit carryforwards expire as follows:

                     INVESTMENT TAX
                   CREDITS AND OTHER      NET OPERATING
                       TAX CREDIT              LOSS
                     CARRYFORWARDS        CARRYFORWARDS
                   ------------------     -------------
2006               $               --     $           7
2007                               --                --
2008                            1,098               429
2009                              583                23
2010                              376                84
Thereafter                      1,228            47,343
                   ------------------     -------------
                   $            3,285     $      47,886
                   ==================     =============

      Estimated net operating loss carryforwards can be carried forward to reduce taxable income through to 2025. Estimated capital loss carryforwards amount to $7.0 million as at December 31, 2005 and can be carried forward indefinitely to reduce capital gains. Investment tax credits and other tax credits can be carried forward to reduce income taxes payable through to 2015.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
    (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

10.   OTHER INTANGIBLE ASSETS

                                              AS AT DECEMBER 31, 2005
                                --------------------------------------------------
                                                   ACCUMULATED
                                    COST           AMORTIZATION     NET BOOK VALUE
                                -------------     --------------    --------------
Patents and trademarks          $       5,238     $        2,628    $        2,610
Intellectual property rights              100                  9                91
Other                                     250                250                --
                                -------------     --------------    --------------
                                $       5,588     $        2,887    $        2,701
                                =============     ==============    ==============

                                              AS AT DECEMBER 31, 2004
                                --------------------------------------------------
                                                   ACCUMULATED
                                    COST           AMORTIZATION     NET BOOK VALUE
                                -------------     --------------    --------------
Patents and trademarks          $       4,792     $        2,164    $        2,628
Intellectual property rights            1,193                761               432
Other                                   1,264              1,264                --
                                -------------     --------------    --------------
                                $       7,249     $        4,189    $        3,060
                                =============     ==============    ==============

      The Company expects to amortize approximately $0.5 million of other intangible assets for each of the next 5 years.

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

      As at December 31, 2005, the Company had outstanding $159.0 million (2004
      - $159.0) aggregate principal of Registered Senior Notes and $1.0 million (2004 - $1.0 million) aggregate principal of Unregistered Senior Notes.

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

14.   CREDIT FACILITY

      On February 6, 2004, the Company entered into a loan agreement for a secured revolving credit facility (the "Credit Facility") The Credit Facility is a three-year revolving credit facility with yearly renewal options thereafter, permitting maximum aggregate borrowings of $20.0 million, subject to a borrowing base calculation which includes the Company's financing receivables, and certain reserve requirements and further reduced by outstanding letters of credit. The Credit Facility currently bears interest at Prime + 0.5% per annum or Libor + 2.25% per annum and is collateralized by a first priority security interest in all of the current and future assets of the Company. The Credit Facility contains typical affirmative and negative covenants, including covenants that restrict the Company's ability to: incur certain additional indebtedness; make certain loans, investments or guarantees; pay dividends; make certain asset sales; incur certain liens or other encumbrances; conduct certain transactions with affiliates and enter into certain corporate transactions or dissolve. In addition, the Credit Facility contains customary events of default, including upon an acquisition or a change of control that has a material adverse effect on the Company's financial condition. The Credit Facility also requires the Company to maintain a minimum level of earnings before interest, taxes, depreciation and amortization, and cash collections. As at December 31, 2005, the Company has not drawn down on the Credit Facility, however, it has issued letters of credit for $7.6 million under the Credit Facility arrangement.

15.   COMMITMENTS

(a) Total minimum annual rental payments to be made by the Company under operating leases for premises are as follows:

2006           $  5,458
2007              5,348
2008              5,045
2009              5,035
2010              5,225
Thereafter       18,982
               --------
               $ 45,093
               ========

      Rent expense was $4.8 million for 2005 (2004 - $4.5 million, 2003 - $4.0 million).

(b) As at December 31, 2005, the Company has letters of credit of $7.6 million outstanding under the Company's credit facility arrangement (see note 14). As of December 31, 2004, the Company had letters of credit of $5.5 million outstanding, which had been collateralized by cash deposits.

(c) In March 2004, the Company received $5.0 million in cash under a film financing arrangement which was included in accrued liabilities. During 2005, the Company received another $5.1 million under the same film financing arrangement. The Company was required to expend these funds towards the production and distribution of a motion picture title. During 2005, the Company spent $8.1 million (2004 - $1.6 million) towards the production. The film was released in the third quarter of 2005. As at December 31, 2005 the Company has recorded $0.4 million in accrued liabilities for future distribution expenses to be incurred on the film.

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

(a) In March 2005, the Company, together with Three-Dimensional Media Group, Ltd. ("3DMG"), filed a complaint in the U.S. District Court for the Central District of California, Western Division, against In-Three, Inc. ("In-Three") alleging patent infringement and seeking injunctive relief and damages. In April 2005, In-Three filed an answer denying infringement and asserting counterclaims that seek a declaratory judgment of non-infringement, invalidity and unenforceability of the patent in suit, and damages for alleged false advertising, false designation of origin, breach of contract, interference with prospective economic advantage and/or unfair competition, and further sought a stay of the proceedings pending a review of the patent in suit by the U.S. Patent and Trademark Office ("PTO"), which review was granted by the PTO on August 5, 2005. On June 7, 2005, In-Three moved to dismiss the Company's and 3DMG's claims against it for lack of jurisdiction and on July 21, 2005, In-Three's claims were amended to assert counterclaims against the Company for willful infringement of In-Three's patents, and to seek an injunction against the Company to enjoin it from practicing its film conversion technology. On July 21 and July 29, 2005, the Court issued orders: (i) rejecting In-Three's motion to dismiss the proceedings, (ii) rejecting In-Three's motion for a preliminary injunction against the Company, (iii) rejecting In-Three's motion to stay the proceedings for an examination by the PTO and (iv) rejecting the Company's motion for a preliminary injunction against In-Three. Accordingly, the Company believes the case will proceed to trial, and the Court informed the parties that it intends to oversee a swift resolution of the proceedings. On October 21, 2005, In-Three and the Company agreed to engage in mandatory private mediation of the matter pursuant to Local Rule 16-14 of the District Court. On January 20, 2006, the PTO procedurally rejected certain claims under the patent in suit in the first stage proceedings. The Company will continue to vigorously pursue its claims and believes that all of the allegations made by In-Three are without merit. The Company further believes the amount of the loss, if any, suffered in connection with the counterclaims would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such litigation.

(b) In November 2001, the Company filed a complaint with the District Court of Munich against Big Screen, a German large-screen cinema owner in Berlin ("Big Screen"), demanding payment of rental payments and certain other amounts owed to the Company. Big Screen raised a defense based on alleged infringement of German antitrust rules, relating mainly to an allegation of excessive pricing. Big Screen had brought a number of motions for restraining orders in this matter relating to the Company's provision of films and maintenance, all of which have been rejected by the courts, including the Berlin Court of Appeals, and for which all appeals have been exhausted. On November 8, 2005, the District Court of Munich rendered a judgment in favor of the Company on all accounts. Big Screen has appealed the judgment to the Munich Court of Appeals and at the same time asked for an order to stay the execution under the judgment of the District Court. On November 30, 2005, Big Screen filed an application for the opening of insolvency proceedings. While the appeal on the merits is pending, by order of January 12, 2006, the Court of Appeals has rejected Big Screen's application regarding a stay of execution so that the judgment remains executable.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
    (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

16.   CONTINGENCIES AND GUARANTEES (cont'd)

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

(d) In January 2004, the Company and IMAX Theater Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages of approximately $3.7 million before the International Court of Arbitration of the International Chambers of Commerce (the "ICC") with respect to the breach by Electronic Media Limited ("EML") of its December 2000 agreement with the Company. In June 2004, the Company commenced a related arbitration before the ICC against EML's affiliate, E-CITI Entertainment (I) PVT Limited ("E-Citi"), seeking $17.8 million as a result of E-Citi's breach of a September 2000 lease agreement. The arbitration hearing on both claims took place on November 16-18, 2005. On January 31, 2006, the ICC informed the parties that the liability stage of the proceedings was closed, and on February 1, 2006, the ICC issued an award finding unanimously in the Company's favor. The amount of damages awarded to the Company is not yet known, and no amount has been recorded for these damages.

(e) In June 2004, Robots of Mars, Inc. ("Robots") initiated an arbitration proceeding against the Company in California with the American Arbitration Association pursuant to an arbitration provision in a 1994 film production agreement between Robots' predecessor-in-interest and a subsidiary of the Company, asserting claims for breach of contract, fraud, breach of fiduciary duty and intentional interference with contract. Robots is seeking an accounting of the Company's revenues and an award of all sums alleged to be due to Robots under the production agreement, as well as punitive damages. The Company filed a cross claim for indemnity against a third party, SIMEX, Inc. ("SIMEX"). In response, SIMEX filed an application in Toronto, Ontario, Canada, seeking a declaration that it is not subject to the arbitration provision or payment obligations in the production agreement. The Ontario Superior Court dismissed SIMEX's application, with costs. SIMEX appealed part of this decision to the Ontario Court of Appeal which found that SIMEX was not subject to some of the obligations which the Company contended were set forth the production agreement, including, specifically, the obligation to pay Robots directly based on the receipts of proceeds from the distribution of the films produced under the production agreement. The Company intends to vigorously defend the arbitration proceeding and believes the amount of the loss, if any, that may be suffered in connection with this proceeding will not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of such arbitration.

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

16.   CONTINGENCIES AND GUARANTEES (cont'd)

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

      DIRECTOR/OFFICER INDEMNIFICATIONS

      The Company's General By-law contains an indemnification of its directors/officers, former directors/officers and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgements, fines and any amount actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors' and officers' liability insurance. No amount has been accrued in the consolidated balance sheet as of December 31, 2005, with respect to this indemnity.

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

(b)   CHANGES DURING THE PERIOD

      In 2005, the Company issued 685,706 (2004 - 145,206) common shares pursuant to the exercise of stock options for cash proceeds of $3.6 million (2004 - $0.6 million).

(c)   STOCK BASED COMPENSATION

      As at December 31, 2005, the Company has reserved a total of 7,046,689 (2004 - 7,732,395) common shares for future issuance under the Stock Option Plan, of which options in respect of 5,504,324 common shares are outstanding at December 31, 2005. The options granted under the Stock Option Plan generally vest between one and five years and expire 10 years or less from the date granted. At December 31, 2005, options in respect of 4,284,508 common shares were vested and exercisable.

      Under the terms of certain employment agreements dated July 12, 2000, the Company is required to issue either 360,000 restricted common shares or pay their cash equivalent. The restricted shares or the related cash obligation were fully vested effective July 1, 2002. In May 2003, the Company paid approximately $1.6 million in cash to settle the equivalent of 200,000 of the total 360,000 restricted common shares under these agreements. The remaining 160,000 restricted shares are required to be issued, or payment of their cash equivalent, upon request by the employees. The Company has recorded a recovery of $0.2 million for the year ended December 31, 2005 (2004 - $0.1 million expense), due to the changes in the Company's stock price during the period.

      The following table summarizes certain information in respect of option activity under the Stock Option Plan:

                                                                                              WEIGHTED AVERAGE
                                                          NUMBER OF SHARES                EXERCISE PRICE PER SHARE
                                                ------------------------------------    -----------------------------
                                                   2005          2004         2003        2005       2004      2003
                                                ----------    ----------   ---------    --------   --------  --------
Options outstanding, beginning of year           5,593,101     5,677,806   5,640,898    $   6.82   $  11.11  $  11.31
Granted                                            651,866     1,633,486     786,110        9.59       5.53      6.99
Exercised                                         (685,706)     (145,206)   (490,039)       5.30       3.89      3.71
Forfeited or expired                               (48,337)     (352,685)   (259,163)      14.33      15.56     17.00
Cancelled                                           (6,600)   (1,220,300)         --       13.82      22.87        --
                                                ----------    ----------   ---------
Options outstanding, end of year                 5,504,324     5,593,101   5,677,806        7.26       6.82     11.11
                                                ==========    ==========   =========
Options exercisable, end of year                 4,284,508     3,759,236   4,108,212        7.14       7.32     13.53
                                                ==========    ==========   =========

      In 2005, the Company cancelled less than 0.1 million stock options (2004 -
      1.2 million, 2003 - nil) surrendered by Company employees for $nil consideration.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
    (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

17.   CAPITAL STOCK (cont'd)

(c)   STOCK BASED COMPENSATION (cont'd)

      The following table summarizes certain information in respect of options outstanding under the Stock Option Plan at December 31, 2005:

                         NUMBER OF SHARES
                     -------------------------
                                                      WEIGHTED
RANGE OF EXERCISE                                 AVERAGE EXERCISE      AVERAGE
PRICS PER SHARE       OUTSTANDING     VESTED      PRICE PER SHARE    REMAINING TERM
---------------      ------------  -----------    ----------------   --------------
$   0.00 - $ 2.99        172,746       170,746       $    2.73         2.8 Years
$   3.00 - $ 4.99      2,043,189     2,028,188            4.36         3.4 Years
$   5.00 - $ 9.99      2,762,262     1,559,447            6.81         5.6 Years
$  10.00 - $14.99         30,225        30,225           11.53         3.2 Years
$  15.00 - $19.99         55,600        55,600           17.58         1.0 Years
$  20.00 - $24.99        281,302       281,302           21.85         3.3 Years
$  25.00 - $28.04        159,000       159,000           27.16         4.2 Years
                     -----------   -----------
   Total               5,504,324     4,284,508            7.26         4.6 Years
                     ===========   ===========

      In 2005, an aggregate of 53,340 (2004 - 53,340) options with an average exercise price of $9.74 (2004 - $6.19) to purchase the Company's common stock were issued to certain advisors and strategic partners of the Company. The Company has calculated the fair value of these options to non-employees on the date of grant to be $0.3 million (2004 - $0.2 million), using a Binomial option-pricing model with the following underlying assumptions:

                                  YEARS ENDED DECEMBER 31
                                  -----------------------
                                    2005           2004
                                  --------       --------
Average risk-free interest rate       4.06%         3.40%
Expected option life               5 years       5 years
Average expected volatility             62%           62%
Dividend yield                           0%            0%

      In 2005, the Company has recorded a charge of $0.3 million (2004 - $0.2 million) to film cost of sales related to the non-employee stock options.

      There were no warrants issued in the year ended December 31, 2005 (2004 - nil). 550,000 warrants were issued in 2003. During 2005, 80,872 common shares were issued upon exercise of 200,000 warrants. All remaining warrants have expired. Upon exercise of warrants in 2005, $1.1 million representing the fair value of the original warrants issued, were transferred to capital stock from other equity to reflect the value of the shares issued within capital stock.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

17. CAPITAL STOCK (cont'd)

(d)  EARNINGS PER SHARE

                                                                        YEARS ENDED DECEMBER 31,
                                                            ---------------------------------------------
                                                               2005             2004             2003
                                                            -----------     ------------      -----------
Net earnings applicable to common shareholders              $    16,598      $    10,244      $       231
                                                            ===========      ===========      ===========

Weighted average number of common shares:
Issued and outstanding, beginning of year                    39,446,964       39,301,758       32,973,366
Weighted average number of shares
  issued during the year                                        452,206           15,289        2,689,888
                                                            -----------      -----------      -----------
Weighted average number of shares used in computing
  basic earnings per share                                   39,899,170       39,317,047       35,663,254
Assumed exercise of stock options and warrants, net of
  shares assumed                                              2,119,712          662,805          767,307
                                                            -----------      -----------      -----------
Weighted average number of shares used in computing
  diluted earnings per share                                 42,018,882       39,979,852       36,430,561
                                                            ===========      ===========      ===========

     The calculation of diluted earnings per share for 2003 excludes common shares issuable upon conversion of the Subordinated Notes due 2003 (now retired) as the impact of these exercises and conversions would be anti-dilutive.

18.  CONSOLIDATED STATEMENTS OF OPERATIONS SUPPLEMENTAL INFORMATION

(a) The Company generally enters into multi-year theater system lease agreements with customers that typically contain customer payment obligations prior to the scheduled installation of the theater system. During the period of time between lease signing and system installation, certain customers each year generally are unable, or elect not, to proceed with system installation for a number of reasons, including business considerations, or the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the customer and the Company may enter into a consensual lease buyout, whereby the parties are released from their future obligations under the lease and the geographic territory granted to the customer reverts to the Company. Once an agreement is reached by both parties, the initial lease payments that the customer previously made to the Company are typically recognized as revenue. In addition, since the introduction of its new IMAX MPX theater system in 2003, the Company has agreed with several customers to terminate their original agreements and to sign new system agreements for the MPX system. Upon finalizing the new agreement, the total consideration received under both the terminated agreements and the new MPX arrangement is allocated first to the MPX system and the residual amount to settlement revenue. Included in IMAX systems revenue for 2005 are the following types of settlement arrangements: $0.6 million related to MPX conversion agreements (2004 - $6.0 million, 2003 - $1.4 million); $11.7 million related to consensual lease buyouts (2004 - $12.3 million, 2003 - $7.6 million); and $2.0 million related to termination of agreements after customer default (2004
      - $0.8 million, 2003 - $0.5 million). In aggregate: 2005 - $14.3 million, 2004 - $19.1 million, 2003 - $9.5 million.

(b) Included in selling, general and administrative expenses for 2005 is $0.6 million (2004 - $0.4 million gain, 2003 - $1.7 million gain) for net foreign exchange losses related to the translation of foreign currency denominated monetary assets, liabilities and integrated subsidiaries.

(c) In 2004, the Company recorded a gain of $0.4 million from the sale of its equity investment in Mainframe Entertainment, Inc. ("MFE"). In 2003, the Company entered into a settlement agreement with MFE, whereby the parties settled all of MFE's indebtedness and obligations to the Company arising under the Company's 6.0% Senior Secured Convertible Debenture due from MFE (the "Debenture"). The Company recorded a gain of $1.9 million in 2003 related to the final settlement.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

18.   CONSOLIDATED STATEMENTS OF OPERATIONS SUPPLEMENTAL INFORMATION (cont'd)

(d) On December 2, 2003, the Company acquired the remaining 50% interest in the company that operates the IMAX Theater at Arizona Mills in Tempe, Arizona, for $nil consideration. On the date of the transaction, the net assets acquired and liabilities assumed had nominal fair value.

      Summarized Condensed financial information for Tempe while it was equity-accounted is included below:

                                                2003
                                              ---------
Current assets                                $    N/A
Non current assets                                 N/A
Current liabilities                                N/A
Non current liabilities                            N/A

Revenue                                          2,040
Loss from continued operations                    (662)
Net Loss                                      $   (662)

      Subsequent to December 2, 2003, the Company consolidated 100% of the results in operations of Tempe.

(e) On December 31, 2003, the Company recorded a gain of $2.3 million upon obtaining a release from a previous debt guarantee.

(f) During 2001, the Company reduced its expenses and changed its corporate structure to reflect industry-wide economic and financial difficulties faced by certain of the Company's customers. During the year ended December 31, 2001, the Company relocated its sound-system facility in Birmingham, Alabama to the Company's current facilities near Toronto, Canada, and reduced its overall corporate workforce. In 2001, the Company recorded expenses of $12.6 million for severances and $3.7 million for premises relocation charges. During 2002, the Company recovered $0.5 million of restructuring liabilities for terminated employees who obtained employment prior to the completion of their severance period. As at December 31, 2005 the Company has accrued liabilities of $0.1 million (2004 - $0.2 million) for costs of severed employees to be paid over the next year. During 2005, the Company paid out $0.1 million (2004 - $0.4 million, 2003 - $0.8 million) of termination benefits.

19.  RECEIVABLE PROVISIONS (RECOVERIES), NET

                                                                               YEARS ENDED DECEMBER 31,
                                                                   ---------------------------------------------
                                                                        2005            2004           2003
                                                                   --------------  --------------  -------------
Accounts receivable provisions (recoveries), net                   $         (96)  $         (81)  $         714
Financing receivable provisions (recoveries), net(1)               $        (763)  $      (1,406)  $      (2,939)
                                                                   -------------   -------------   -------------
Receivable provisions (recoveries), net                            $        (859)  $      (1,487)  $      (2,225)
                                                                   =============   =============   =============


(1) For the year ended December 31, 2005, the Company recorded a recovery of previously provided amounts of $0.8 million (2004 - $1.4 million, 2003 - $2.9 million) as the collectibility uncertainty associated with certain leases was resolved by amendment or settlement of the leases or other resolving conditions.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

20.   ASSET IMPAIRMENTS

                                                   YEARS ENDED DECEMBER 31,
                                       --------------------------------------------
                                           2005            2004            2003
                                       ------------    -------------  -------------
Asset impairments
    Fixed assets                       $         --    $         848  $         969
                                       ============    =============  =============

      The Company did not realize any asset impairment charges during 2005. During 2004 and 2003, the Company recorded asset impairment charges of $0.8 million and $1.0 million, respectively, after assessing the carrying value of certain of its camera assets in 2004 due to lower volume in 2D camera rentals and certain of its owned and operated theater assets in 2003 due primarily to lower than anticipated revenues at one of its locations. The Company recognized that the future cash flows of these assets did not support their recoverability.

21.   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  YEARS ENDED DECEMBER 31,
                                                                        -------------------------------------------
                                                                            2005           2004            2003
                                                                        ------------   ------------    ------------
(a) Changes in other non-cash operating assets and liabilities are comprised of the following:
    Decrease (increase) in:
      Accounts receivable                                               $     (4,977)  $     (5,679)   $        460
      Financing receivables                                                   (3,347)          (994)         (1,044)
      Inventories                                                               (383)          (283)          7,847
      Prepaid expenses                                                        (1,545)          (378)            522
    Increase (decrease) in:
      Accounts payable                                                         1,108             44          (1,230)
      Accrued liabilities                                                     (6,749)         5,964             799
      Deferred revenue                                                        (6,108)       (12,838)        (22,278)
                                                                        ------------   ------------    ------------
                                                                        $    (22,001)  $    (14,164)   $    (14,924)
                                                                        ============   ============    ============

(b) Cash payments made during the year on account of:
    Income taxes                                                        $        952   $      1,741    $      2,294
                                                                        ============   ============    ============

    Interest                                                            $     15,548   $     15,836    $     15,123
                                                                        ============   ============    ============

    Non-cash transactions for financing and investing:
    Issuance of common stock to repurchase Old Senior Notes
        due 2005                                                        $         --   $         --    $     48,324
                                                                        ============   ============    ============

(c) Depreciation and amortization are comprised of the following:
      Film assets                                                       $      7,369   $      5,323    $      2,940
      Fixed assets                                                             5,080          6,284           6,592
      Other assets                                                             1,297          1,382           1,545
      Other intangible assets                                                    911            719             573
      Deferred financing costs                                                 1,210          1,239             705
                                                                        ------------   ------------    ------------
                                                                        $     15,867   $     14,947    $     12,355
                                                                        ============   ============    ============
(d) Write-downs (recoveries) are comprised of the following:
      Accounts receivable                                                        (96)           (81)            714
      Financing receivables                                                     (763)        (1,406)         (2,939)
      Fixed assets                                                                --            852           1,322
      Other assets                                                                --           (293)         (1,819)
                                                                        ------------   ------------    ------------
                                                                        $       (859)  $       (928)   $     (2,722)
                                                                        ============   ============    ============

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

22.   SEGMENTED AND OTHER INFORMATION

      The Company has four reportable segments: IMAX systems; films; theater operations; and other. The IMAX systems segment designs, manufactures, sells or leases and maintains IMAX theater projection systems. The films segment produces and distributes films, and performs film re-mastering and post-production services. The theater operations segment owns and operates certain IMAX theaters. The other segment includes camera rentals. The accounting policies of the segments are the same as those described in note 2. Segment performance is evaluated based on gross margin less selling, general and administrative expenses, research and development expenses, amortization of intangibles, income from equity-accounted investees and asset impairments. Inter-segment transactions are not significant.

(a)   OPERATING SEGMENTS

                                                             YEARS ENDED DECEMBER 31,
                                                    -------------------------------------------
                                                        2005            2004           2003
                                                    ------------    ------------   ------------
REVENUE
IMAX systems                                        $     97,753    $     86,570   $     75,848
Films                                                     26,451          27,887         25,803
Theater operations                                        17,498          17,415         13,109
Other                                                      3,228           4,108          4,500
                                                    ------------    ------------   ------------
Total                                               $    144,930    $    135,980   $    119,260
                                                    ============    ============   ============

ASSET IMPAIRMENTS
Theater operations                                  $         --     $        --   $        969
Other                                                         --             848             --
                                                    ------------    ------------   ------------
Total                                               $         --     $       848   $        969
                                                    ============    ============   ============

EARNINGS (LOSS) FROM OPERATIONS
IMAX systems                                        $     51,967    $     51,708   $     38,238
Films                                                      2,072          (1,905)          (508)
Theater operations                                           599           1,412         (2,474)
Corporate and other                                      (23,316)        (25,438)       (17,206)
                                                    ------------    ------------   ------------
Total                                               $     31,322    $     25,777   $     18,050
                                                    ============    ============   ============

DEPRECIATION AND AMORTIZATION
IMAX systems                                        $      4,559    $      4,730   $      4,722
Films                                                      8,388           6,365          4,268
Theater operations                                           150             125            178
Corporate and other                                        2,770           3,727          3,187
                                                    ------------    ------------   ------------
Total                                               $     15,867    $     14,947   $     12,355
                                                    ============    ============   ============

WRITE-DOWNS (RECOVERIES)
IMAX systems                                        $       (763)   $     (1,406)  $     (2,939)
Theater operations                                            --              --          1,104
Corporate and other                                          (96)            478           (887)
                                                    ------------    ------------   ------------
Total                                               $       (859)   $       (928)  $     (2,722)
                                                    ============    ============   ============

PURCHASE OF LONG-LIVED ASSETS
IMAX systems                                        $      1,673    $      1,091   $      1,215
Films                                                        193              10            400
Theater operations                                           193             123            242
Corporate and other                                          841           1,685          7,552
                                                    ------------    ------------   ------------
Total                                               $      2,900    $      2,909   $      9,409
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

22.   SEGMENTED AND OTHER INFORMATION (cont'd)

(a)   OPERATING SEGMENTS (cont'd)

                                                           AS AT DECEMBER 31,
                                                     ----------------------------
                                                         2005            2004
                                                     -------------   ------------
ASSETS
IMAX systems                                         $    167,437    $    163,434
Films                                                       1,203          14,388
Theater operations                                         19,408           1,096
Corporate and other                                        55,363          51,935
                                                     ------------    ------------
Total                                                $    243,411    $    230,853
                                                     ============    ============

      Goodwill is allocated to the IMAX systems segment.

      (b)   GEOGRAPHIC INFORMATION

      Revenue by geographic area is based on the location of the theater.

                                                               YEARS ENDED DECEMBER 31,
                                                     -------------------------------------------
                                                         2005            2004           2003
                                                     ------------    ------------   ------------
REVENUE
Canada                                               $      7,027    $      9,616   $      5,224
United States                                              73,711          68,411         66,808
Europe                                                     26,700          26,144         26,805
Asia                                                       22,024          18,769          9,989
Rest of World                                              15,468          13,040         10,434
                                                     ------------    ------------   ------------
Total                                                $    144,930    $    135,980   $    119,260
                                                     ============    ============   ============

                                                           AS AT DECEMBER 31,
                                                     ----------------------------
                                                         2005            2004
                                                     ------------    ------------
LONG-LIVED ASSETS
Canada                                               $     53,219    $     53,909
United States                                              24,334          28,392
Europe                                                      1,738             836
Rest of World                                                 835           1,039
                                                     ------------    ------------
Total                                                $     80,126    $     84,176
                                                     ============    ============

      Long-lived assets include fixed assets, other assets, other intangible assets and goodwill. Goodwill is allocated to the Canada segment.

(c)   REVENUE AND COST OF GOODS AND SERVICES

                                                               YEARS ENDED DECEMBER 31,
                                                     -------------------------------------------
                                                         2005            2004           2003
                                                     ------------    ------------   ------------
Revenue:
  Products                                           $     91,629    $     84,188   $     71,361
  Services                                                 53,301          51,792         47,899
                                                     ------------    ------------   ------------
Total revenue                                        $    144,930    $    135,980   $    119,260
                                                     ============    ============   ============
Costs of goods and services:
  Products                                           $     35,732    $     31,327   $     30,077
  Services                                                 37,273          38,735         37,206
                                                     ------------    ------------   ------------
Total costs of goods and services                    $     73,005    $     70,062   $     67,283
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

      The Company is exposed to market risk from changes in foreign currency rates. A majority portion of the Company's revenues is denominated in U.S. dollars while a substantial portion of its costs and expenses is denominated in Canadian dollars. A portion of the net U.S. dollar cash flows of the Company is periodically converted to Canadian dollars to fund Canadian dollar expenses through the spot market. In Japan, the Company has ongoing operating expenses related to its operations. Net Japanese yen flows are converted to U.S. dollars generally through the spot markets. The Company also has cash receipts under leases denominated in Japanese yen and Euros which are converted to U.S. dollars generally through the spot market. As at December 31, 2005, no foreign currency forward contracts are outstanding. The Company does not use financial instruments for trading or other speculative purposes.

      The carrying values of the Company's cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair values due to the short-term maturity of these instruments. The Company's other financial instruments at December 31, are comprised of the following:

                                                  2005                            2004
                                       ---------------------------     -------------------------
                                        CARRYING       ESTIMATED       CARRYING      ESTIMATED
                                         AMOUNT        FAIR VALUE       AMOUNT       FAIR VALUE
                                       ----------     ------------     ----------    -----------
Senior Notes due 2010                   160,000         166,400         160,000        174,400
Long-term receivables                     8,888           8,634           4,468          4,071

      The estimated fair values of the Senior Notes due 2010 are estimated based on traded prices as at December 31, 2005 and long-term receivables are estimated based on discounting at currently available interest rates as at December 31, 2005.

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

24.   EMPLOYEE PENSIONS

(a)   DEFINED BENEFIT PLAN

      The Company has an unfunded U.S. defined benefit pension plan covering its two Co-Chief Executive Officers. The plan provides for a lifetime retirement benefit from age 55 determined as 75% of the member's best average 60 consecutive months of earnings during the 120 months proceeding retirement. Under the original terms of the plan, once benefit payments begin, the benefit is indexed annually to the cost of living and further provides for 100% continuance for life to the surviving spouse. The benefits were 50% vested as of the plan initiation date. The vesting percentage increases on a straight-line basis from inception until age 55. The vesting percentage of a member whose employment terminates other than by voluntary retirement shall be 100%. Also, upon the occurrence of a change in control of the Company prior to termination of a member's employment, the vesting percentage shall become 100%. The following assumptions were used in determining the obligation and cost status of the Company's defined benefit pension plan at the plan measurement date of December 31:

                                                                        2005             2004            2003
                                                                    -------------    ------------      ----------
Discount rate                                                           5.50%            5.75%            6.00%
Rate of increase in qualifying compensation levels                       nil%             nil%             nil%

      The amounts accrued for the plan are determined as follows:

                                                                         2005               2004            2003
                                                                    ---------------   --------------    --------------
Projected benefit obligation:
  Obligation, beginning of year                                     $        25,900   $       20,086    $       17,150
  Service cost                                                                2,416            2,063             1,956
  Interest cost                                                               1,559            1,267             1,088
  Actuarial loss (gain)                                                       1,189            2,484              (108)
                                                                    ---------------   --------------    --------------
  Obligation, end of year                                           $        31,064   $       25,900    $       20,086
                                                                    ===============   ==============    ==============
Unfunded status:
  Obligation, end of year                                           $        31,064   $       25,900    $       20,086
  Unrecognized prior service cost                                            (3,634)          (5,032)           (6,429)
  Unrecognized actuarial gain (loss)                                         (2,773)          (1,584)              899
                                                                    ---------------   --------------    --------------
  Accrued pension liability                                         $        24,657   $       19,284    $       14,556
                                                                    ===============   ==============    ==============

      In addition, included in accrued liabilities, is a minimum pension liability of $6.4 million (2004 - $6.6 million, 2003 - $5.5 million), representing unrecognized prior service costs and unrecognized actuarial gains or losses.

                                                                                PENSION BENEFITS
                                                                  --------------------------------------------
                                                                       2005            2004            2003
                                                                  -------------   -------------   -------------
Accrued benefits cost                                             $    (31,064)   $    (25,900)   $     (20,086)
Other assets                                                             3,634           5,032            5,530
Unrecognized actuarial loss                                              2,773           1,584               --
                                                                  ------------    ------------    -------------
Net amount recognized                                             $    (24,657)   $    (19,284)   $     (14,556)
                                                                  ============    ============    =============

      The following table provides disclosure of pension expense for the defined benefit plan for the year ended December 31:

                                                                       2005              2004              2003
                                                                  ---------------   --------------    --------------
Service cost                                                      $         2,416   $        2,063    $        1,956
Interest cost                                                               1,559            1,267             1,088
Amortization of prior service cost                                          1,398            1,398             1,398
                                                                  ---------------   --------------    --------------
Pension expense                                                   $         5,373   $        4,728    $        4,442
                                                                  ===============   ==============    ==============

      The accumulated benefit obligation for the defined benefit plan was $31.1 million and $25.9 million at December 31, 2005 and 2004, respectively.

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

24.   EMPLOYEE PENSIONS (cont'd)

(a)   DEFINED BENEFIT PLAN (cont'd)

      Contributions are expected to be made into the plan during 2006 of $0.2 million given the assumption of retirement at age 55 of the Co-Chief Executive Officers.

      The following benefit payments are expected to be made as per the current plan assumptions and the terms of the Plan in each of the next five years, and in the aggregate over the five years thereafter:

2006                             $   248
2007                                 998
2008                               1,022
2009                               1,047
2010                               1,072
2011 to 2015                      11,015

      At the time the Company established the defined benefit pension plan, it also took out life insurance policies on its two Co-Chief Executive Officers with coverage amounts of $21.5 million in aggregate. The Company intends to use the proceeds of life insurance policies taken on its Co-Chief Executive Officers to be applied towards the benefits due and payable under the plan, although there can be no assurance that the Company will ultimately do so. At December 31, 2005, the cash surrender value of the insurance policies is $3.3 million (2004 - $2.5 million, 2003
      - $1.7 million) and has been included in other assets.

      On March 6, 2006, the Company and the Co-Chief Executives negotiated an amendment to the plan. Under the terms of the plan amendment, the cost of living adjustment and surviving spouse benefits previously owed to the Co-Chief Executive Officers are each reduced by 50%, subject to a recoupment of a percentage of such benefits upon a change of control of the Company, and benefit payments are accelerated and paid out upon the occurrence of certain events, including a change of control of the Company. The Company is currently evaluating the effect that these plan amendments will have on the pension liability, future pension expense, expected contributions, and benefit payments, although the Company expects a significant reduction in the total projected benefit obligation approximating $9 million and future reductions in pension expense approximating $11 million over the 5 years.

(b)   DEFINED CONTRIBUTION PLAN

      The Company also maintains defined contribution pension plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During 2005, the Company contributed and expensed an aggregate of $0.6 million (2004 - $0.5 million, 2003 - $0.5 million) to its Canadian plan and an aggregate of $0.2 million (2004 - $0.1 million, 2003 - $0.1 million) to its defined contribution employee pension plan under Section 401(k) of the U.S. Internal Revenue Code.

25.   IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In December 2004, FASB issued a revision to Financial Accounting Standards No. 123 ("FAS 123R"). FAS 123R is focused primarily on the accounting for transactions in which a company obtains employee services in exchange for stock options or share-based payments. Currently, the Company grants stock options to their employees and discloses the pro forma effect of compensation expense for these stock options. Under FAS 123R, the Company will be required to record this compensation expense in the Company's results of operations. FAS 123R is effective for the beginning of the first fiscal reporting period that begins after December 31, 2005. The Company has evaluated the effect the adoption of FAS 123R and expects to adopt the pronouncement beginning on January 1, 2006. The Company estimates that based on the currently issued options, and not including any further grants which may occur in 2006, the additional compensation expense for the year ended December 31, 2006 will approximate $0.8 million before taxes.

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

(b)   DIGITAL PROJECTION INTERNATIONAL

      Effective December 11, 2001, the Company completed the sale of its wholly-owned subsidiary, Digital Projection International, including its subsidiaries (collectively, "DPI"), to a company owned by members of DPI management. As part of the transaction, the Company restructured its advances to DPI, releasing DPI from obligations to repay any amounts in excess of $12.7 million previously advanced by the Company, and reorganized the remaining $12.7 million of debt owing to the Company into two separate loan agreements. The loans receivable are collateralized by fixed and floating charges over all DPI assets including intellectual properties. One of the loans is convertible, upon the occurrence of certain events, into shares representing 49% of the total share capital of DPI related to these loans. On December 29, 2005, the Company and DPI entered into an agreement to settle the remaining loans in exchange for a payment of $3.5 million to be received in two tranches in the first quarter of 2006. During 2005, the Company recognized $2.0 million (2004 - $0.8 million, 2003 - $0.8 million) in income from discontinued operations.

(c)   CONSOLIDATED STATEMENT OF OPERATIONS FOR MIAMI THEATER AND DPI

      The net earnings from discontinued operations summarized in the Consolidated Statements of Operations, for the years ended December 31, was comprised of the following:

                                                                  2005             2004           2003
                                                             -------------    -------------  -------------
Revenue                                                      $          --    $          --  $       1,123
                                                             =============    =============  =============

Net earnings  from discontinued operations(1)                $       1,979    $         800  $         374
Net loss on disposal of discontinued operations                         --               --           (179)
                                                             -------------    -------------  -------------
Net earnings from discontinued operations                    $       1,979    $         800  $         195
                                                             =============    =============  =============


(1) Net of income tax provision of $nil in 2005 (2004 - $nil, 2003 - $0.1 million). Since the deferred tax asset relating to the original loss from discontinued operations was fully allowed for through the valuation allowance, any future recoveries relating to the repayment of this outstanding debt are not tax effected.

27.   ASSET RETIREMENT OBLIGATIONS

      The Company has accrued costs related to obligations in respect of required reversion costs for its theaters under long-term real estate leases which will become due in the future. The Company does not have any legal restrictions with respect to settling any of these long-term leases. A reconciliation of the Company's liability in respect of required reversion costs is shown below:

                                                                  2005            2004           2003
                                                             -------------    -------------  -------------
Beginning balance, January 1                                 $         227    $         204  $         182
Accretion expense                                                       27               23             22
                                                             -------------    -------------  -------------
Ending balance, December 31                                  $         254    $         227  $         204
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

Supplemental Consolidating Balance Sheets as at December 31, 2005:

                                                                                NON-       ADJUSTMENTS
                                                IMAX       GUARANTOR         GUARANTOR         AND           CONSOLIDATED
                                            CORPORATION   SUBSIDIARIES      SUBSIDIARIES   ELIMINATIONS         TOTAL
ASSETS
Cash and cash equivalents                    $  17,402      $   6,728        $     194       $      --         $  24,324
Short-term investments                           8,171             --               --              --             8,171
Accounts receivable                             23,828          2,045              292              --            26,165
Financing receivables                           60,950          2,056               --              --            63,006
Inventories                                     27,973            239               82              --            28,294
Prepaid expenses                                 3,162            575               88              --             3,825
Inter-company receivables                       14,057         31,929           11,043         (57,029)               --
Film assets                                      3,329             --               --              --             3,329
Fixed assets                                    25,403          1,374                3              --            26,780
Other assets                                    11,618             --               --              --            11,618
Deferred income taxes                            6,171             --               --              --             6,171
Goodwill                                        39,027             --               --              --            39,027
Other intangible assets                          2,701             --               --              --             2,701
Investments in subsidiaries                     31,833             --               --         (31,833)               --
                                             ---------      ---------        ---------       ---------         ---------
    Total assets                             $ 275,625      $  44,946        $  11,702       $ (88,862)        $ 243,411
                                             =========      =========        =========       =========         =========

LIABILITIES
Accounts payable                                 4,915          2,017                3              --             6,935
Accrued liabilities                             52,978          1,965              179              --            55,122
Inter-company payables                          42,766         36,088            6,466         (85,320)               --
Deferred revenue                                38,927          5,330              140              --            44,397
Senior Notes due 2010                          160,000             --               --              --           160,000
                                             ---------      ---------        ---------       ---------         ---------
    Total liabilities                          299,586         45,400            6,788         (85,320)          266,454
                                             ---------      ---------        ---------       ---------         ---------

SHAREHOLDER'S DEFICIT
Capital stock                                  121,674             --              117            (117)          121,674
Other equity/Additional paid in
capital/Contributed surplus                        724         46,960               --         (45,926)            1,758
Deficit                                       (144,845)       (46,800)           4,797          42,501          (144,347)
Accumulated other comprehensive income
    (loss)                                      (1,514)          (614)              --              --            (2,128)
                                             ---------      ---------        ---------       ---------         ---------
    Total shareholders' equity (deficit)     $ (23,961)     $    (454)       $   4,914       $  (3,542)        $ (23,043)
                                             ---------      ---------        ---------       ---------         ---------
    Total liabilities & shareholders'
     equity (deficit)                        $ 275,625      $  44,946        $  11,702       $ (88,862)        $ 243,411
                                             =========      =========        =========       =========         =========

      In certain Guarantor Subsidiaries accumulated losses have exceeded the original investment balance. As a result of applying equity accounting, the parent company has consequently reduced inter-company receivable balances with respect to these Guarantor Subsidiaries in the amounts of $28.4 million.

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

28.   SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Balance Sheets as at December 31, 2004:

                                                                                NON-       ADJUSTMENTS
                                                IMAX       GUARANTOR         GUARANTOR         AND           CONSOLIDATED
                                            CORPORATION   SUBSIDIARIES      SUBSIDIARIES   ELIMINATIONS         TOTAL
ASSETS
Cash and cash equivalents                    $  23,683      $   5,058        $     223       $      --        $  28,964
Accounts receivable                             16,492          3,029              378              --           19,899
Financing receivables                           57,769          1,723               --              --           59,492
Inventories                                     28,661            233              107              --           29,001
Prepaid expenses                                 1,712            464              103              --            2,279
Inter-company receivables                       13,407         31,146           12,100         (56,653)              --
Film assets                                        871             --               --              --              871
Fixed assets                                    27,184          1,527                1              --           28,712
Other assets                                    13,377             --               --              --           13,377
Deferred income taxes                            6,104             67               --              --            6,171
Goodwill                                        39,027             --               --              --           39,027
Other intangible assets                          3,060             --               --              --            3,060
Investments in subsidiaries                     31,693             --               --         (31,693)              --
                                             ---------      ---------        ---------       ---------        ---------
    Total assets                             $ 263,040      $  43,247        $  12,912       $ (88,346)       $ 230,853
                                             =========      =========        =========       =========        =========

LIABILITIES
Accounts payable                                 3,238          2,583                6              --            5,827
Accrued liabilities                             54,674          2,086              137              --           56,897
Inter-company payables                          43,000         34,440            7,597         (85,037)              --
Deferred revenue                                45,422          4,918              165              --           50,505
Senior Notes due 2010                          160,000             --               --              --          160,000
                                             ---------      ---------        ---------       ---------        ---------
    Total liabilities                          306,334         44,027            7,905         (85,037)         273,229
                                             ---------      ---------        ---------       ---------        ---------

SHAREHOLDER'S DEFICIT
Capital stock                                  116,281             --              117            (117)         116,281
Other equity/Additional paid in
capital/Contributed surplus                      2,193         46,960               --         (45,926)           3,227
Deficit                                       (161,443)       (47,126)           4,890          42,734         (160,945)
Accumulated other comprehensive income
    (loss)                                        (325)          (614)              --              --             (939)
                                             ---------      ---------        ---------       ---------        ---------
    Total shareholders' equity (deficit)     $ (43,294)     $    (780)       $   5,007       $  (3,309)       $ (42,376)
                                             ---------      ---------        ---------       ---------        ---------
    Total liabilities & shareholders'
      equity (deficit)                       $ 263,040      $  43,247        $  12,912       $ (88,346)       $ 230,853
                                             =========      =========        =========       =========        =========

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

28.   SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Operations for the year ended December 31, 2005:

                                                                                NON-       ADJUSTMENTS
                                               IMAX         GUARANTOR         GUARANTOR        AND           CONSOLIDATED
                                            CORPORATION   SUBSIDIARIES      SUBSIDIARIES   ELIMINATIONS         TOTAL
REVENUE
IMAX systems                                 $  96,582      $   2,415         $     826      $  (2,070)        $  97,753
Films                                           21,621          6,509                17         (1,696)           26,451
Theater operations                                 966         16,643                --           (111)           17,498
Other                                            3,202             --                46            (20)            3,228
                                             ---------      ---------         ---------      ---------         ---------
                                               122,371         25,567               889         (3,897)          144,930
COST OF GOODS AND SERVICES                      53,183         23,302               417         (3,897)           73,005
                                             ---------      ---------         ---------      ---------         ---------
GROSS MARGIN                                    69,188          2,265               472             --            71,925

Selling, general and administrative
 expenses                                       35,838            883               566             --            37,287
Research and development                         3,264             --                --             --             3,264
Amortization of intangibles                        911             --                --             --               911
Loss (income) from equity-accounted
    investees                                     (233)            --                --            233                --
Receivable provisions net of (recoveries)       (1,836)           977                --             --              (859)
                                             ---------      ---------         ---------      ---------         ---------
EARNINGS (LOSS) FROM OPERATIONS                 31,244            405               (94)          (233)           31,322

Interest income                                  1,002             --                 2             --             1,004
Interest expense                               (16,773)            --                --             --           (16,773)
                                             ---------      ---------         ---------      ---------         ---------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS BEFORE INCOME TAXES              15,473            405               (92)          (233)           15,553
Provision for income taxes                        (854)           (79)               (1)            --              (934)
                                             ---------      ---------         ---------      ---------         ---------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS                                  14,619            326               (93)          (233)           14,619
Net earnings from discontinued operations        1,979             --                --             --             1,979
                                             ---------      ---------         ---------      ---------         ---------
NET EARNINGS (LOSS)                          $  16,598      $     326         $     (93)     $    (233)        $  16,598
                                             =========      =========         =========      =========         =========

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

28.   SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Operations for the year ended December 31, 2004:

                                                                                NON-       ADJUSTMENTS
                                               IMAX         GUARANTOR         GUARANTOR        AND           CONSOLIDATED
                                            CORPORATION   SUBSIDIARIES      SUBSIDIARIES   ELIMINATIONS         TOTAL
REVENUE
IMAX systems                                 $  84,352      $   2,978         $   1,110      $  (1,870)        $  86,570
Films                                           22,265          8,320                23         (2,721)           27,887
Theater operations                                 617         16,902                --           (104)           17,415
Other                                            4,105             --                27            (24)            4,108
                                             ---------      ---------         ---------      ---------         ---------
                                               111,339         28,200             1,160         (4,719)          135,980
COST OF GOODS AND SERVICES                      49,267         25,066               448         (4,719)           70,062
                                             ---------      ---------         ---------      ---------         ---------
GROSS MARGIN                                    62,072          3,134               712             --            65,918

Selling, general and administrative
    expenses                                    34,971            745               350             --            36,066
Research and development                         3,995             --                --             --             3,995
Amortization of intangibles                        719             --                --             --               719
Loss (income) from equity-accounted
    investees                                   (3,325)            --                --          3,325                --
Receivable provisions net of (recoveries)         (762)          (757)               32             --            (1,487)
Restructuring cost and asset impairments           848             --                --             --               848
                                             ---------      ---------         ---------      ---------         ---------
EARNINGS (LOSS) FROM OPERATIONS                 25,626          3,146               330         (3,325)           25,777

Interest income                                    756             --                --             --               756
Interest expense                               (16,769)           (54)              (30)            --           (16,853)
Loss on retirement of notes                       (784)            --                --             --              (784)
Recovery on long-term investments                  293             --                --             --               293
                                             ---------      ---------         ---------      ---------         ---------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS BEFORE INCOME TAXES               9,122          3,092               300         (3,325)            9,189
Recovery of (provision for) income taxes           322             --               (67)            --               255
                                             ---------      ---------         ---------      ---------         ---------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS                                   9,444          3,092               233         (3,325)            9,444
Net earnings from discontinued operations          800             --                --             --               800
                                             ---------      ---------         ---------      ---------         ---------
NET EARNINGS (LOSS)                          $  10,244      $   3,092         $     233      $  (3,325)        $  10,244
                                             =========      =========         =========      =========         =========

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

28.   SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Operations for the year ended December 31, 2003:

                                                                                NON-       ADJUSTMENTS
                                               IMAX         GUARANTOR         GUARANTOR        AND           CONSOLIDATED
                                            CORPORATION   SUBSIDIARIES      SUBSIDIARIES   ELIMINATIONS         TOTAL
REVENUE
IMAX systems                                  $  74,180     $   2,373         $   1,449      $  (2,154)        $  75,848
Films                                            15,669        12,933                58         (2,857)           25,803
Theater operations                                  746        12,363                --             --            13,109
Other                                             4,451            --               115            (66)            4,500
                                              ---------     ---------         ---------      ---------         ---------
                                                 95,046        27,669             1,622         (5,077)          119,260
COST OF GOODS AND SERVICES                       45,308        27,769               596         (6,390)           67,283
                                              ---------     ---------         ---------      ---------         ---------
GROSS MARGIN                                     49,738          (100)            1,026          1,313            51,977

Selling, general and administrative
    expenses                                     32,210           743               359             --            33,312
Research and development                          3,794            --                --             --             3,794
Amortization of intangibles                         573            --                --             --               573
Income from equity-accounted investees           (1,903)           (6)               --           (587)           (2,496)
Receivable provisions net of (recoveries)        (1,956)         (178)              (91)            --            (2,225)
Restructuring costs and asset impairment             --           969                --             --               969
                                              ---------     ---------         ---------      ---------         ---------
EARNINGS (LOSS) FROM OPERATIONS                  17,020        (1,628)              758          1,900            18,050

Interest income                                     656            --                --             --               656
Interest expense                                (15,770)          (86)               --             --           (15,856)
Loss on retirement of notes                      (4,910)           --                --             --            (4,910)
Recovery on long-term investments                 1,892            --                --             --             1,892
                                              ---------     ---------         ---------      ---------         ---------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS BEFORE INCOME TAXES               (1,112)       (1,714)              758          1,900              (168)
Recovery of (provision for) income taxes           (840)        1,077               149             --               386
                                              ---------     ---------         ---------      ---------         ---------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS                                   (1,952)         (637)              907          1,900               218
Net earnings (loss) from discontinued
    operations                                      653          (458)               --             --               195
                                              ---------     ---------         ---------      ---------         ---------
Net earnings (loss) before cumulative
    effect of changes in accounting              (1,299)       (1,095)              907          1,900               413
       principles
Cumulative effect of changes in accounting
    principles                                       --          (182)               --             --              (182)
                                              ---------     ---------         ---------      ---------         ---------
NET EARNINGS (LOSS)                           $  (1,299)    $  (1,277)        $     907      $   1,900         $     231
                                              =========     =========         =========      =========         =========

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

28.   SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

      Supplemental Consolidating Statements of Cash Flows for the year ended December 31, 2005:

                                                                               NON-       ADJUSTMENTS
                                               IMAX         GUARANTOR        GUARANTOR        AND         CONSOLIDATED
                                            CORPORATION   SUBSIDIARIES     SUBSIDIARIES   ELIMINATIONS       TOTAL
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net earnings                                $     16,598   $        326   $         (93)  $        (233) $       16,598
    Net (earnings) from discontinued
       operations                                 (1,979)            --              --              --          (1,979)
Items not involving cash:
    Depreciation and amortization                 15,332            532               3              --          15,867
    Write-downs (recoveries)                      (1,836)           977              --              --            (859)
    Loss (income) from equity-accounted
      investees                                     (233)            --              --             233              --
    Change in deferred income taxes                  (67)            67              --              --              --
    Stock and other non-cash compensation          4,075             --              --              --           4,075
    Non cash foreign exchange loss                   266             --              --              --             266
    Interest on short-term investments              (353)            --              --              --            (353)
Investment in film assets                         (9,828)            --              --              --          (9,828)
Changes in other non-cash operating assets
  and liabilities                                (22,227)           132              94              --         (22,001)
                                            ------------   ------------   -------------   -------------  --------------
Net cash provided by (used in) operating
    activities                                      (252)         2,034               4              --           1,786
                                            ------------   ------------   -------------   -------------  --------------

INVESTING ACTIVITIES
Purchases of short-term investments              (31,276)            --              --              --         (31,276)
Proceeds from maturities of short-term
    investments                                   23,458             --              --              --          23,458
Purchase of fixed assets                          (1,213)          (379)             (5)             --          (1,597)
Increase in other assets                            (749)            --              --              --            (749)
Increase in other intangible assets                 (552)            --              --              --            (552)
                                            ------------   ------------   -------------   -------------  --------------
Net cash used in investing
    activities                                   (10,332)          (379)             (5)             --         (10,716)
                                            ------------   ------------   -------------   -------------  --------------

FINANCING ACTIVITIES
Common shares issued                               3,633             --              --              --           3,633
    Net cash provided by financing
      activities from discontinued
         operations                                  786             --              --              --             786
                                            ------------   ------------   -------------   -------------  --------------
Net cash provided by financing activities          4,419             --              --              --           4,419
                                            ------------   ------------   -------------   -------------  --------------

Effects of exchange rate changes  on cash           (116)            15             (28)             --            (129)
                                            ------------   ------------   -------------   -------------  --------------

INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS FROM CONTINUING OPERATIONS        (7,067)         1,670             (29)             --          (5,426)
Increase in cash and cash equivalents from
    discontinued operations                          786             --              --              --             786
                                            ------------   ------------   -------------   -------------  --------------
INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS, DURING THE PERIOD                (6,281)         1,670             (29)             --          (4,640)

Cash and cash equivalents, beginning of
    period                                        23,683          5,058             223              --          28,964
                                            ------------   ------------   -------------   -------------  --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD    $     17,402   $      6,728   $         194   $          --  $       24,324
                                            ============   ============   =============   =============  ==============

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

28.   SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Cash Flows for the year ended December 31, 2004:

                                                                               NON-       ADJUSTMENTS
                                               IMAX         GUARANTOR        GUARANTOR        AND         CONSOLIDATED
                                            CORPORATION   SUBSIDIARIES     SUBSIDIARIES   ELIMINATIONS       TOTAL
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net earnings                                  $ 10,244      $  3,092        $    233       $ (3,325)       $ 10,244
    Net (earnings) from discontinued
       operations                                 (800)           --              --             --            (800)
Items not involving cash:
    Depreciation and amortization               14,414           531               2             --          14,947
    Write-downs (recoveries)                      (203)         (757)             32             --            (928)
    Loss (income) from equity-accounted
      investees                                 (3,325)           --              --          3,325              --
    Change in deferred income taxes             (1,127)          (16)             --             --          (1,143)
    Loss on retirement of notes                    784            --              --             --             784
    Stock and other non-cash compensation        3,567            --              --             --           3,567
    Non cash foreign exchange gain                (605)           --              --             --            (605)
    Premium on repayment of notes                 (576)           --              --             --            (576)
Investment in film assets                       (6,083)        1,207              --             --          (4,876)
Changes in restricted cash                       4,961            --              --             --           4,961
Changes in other non-cash operating assets
   and liabilities                              (9,338)       (4,500)           (326)            --         (14,164)
                                              --------      --------        --------       --------        --------
Net cash provided by (used in) operating
    activities                                  11,913          (443)            (59)            --          11,411
                                              --------      --------        --------       --------        --------

INVESTING ACTIVITIES
Purchase of fixed assets                          (180)         (140)             --             --            (320)
Increase in other assets                        (1,044)           --              --             --          (1,044)
Increase in other intangible assets               (391)           --              --             --            (391)
Recovery on long-term investments                  393            --              --             --             393
                                              --------      --------        --------       --------        --------
Net cash used in investing activities           (1,222)         (140)             --             --          (1,362)
                                              --------      --------        --------       --------        --------

FINANCING ACTIVITIES
Repayment of Old Senior Notes due 2005         (29,234)           --              --             --         (29,234)
Financing costs related to Senior Notes due
 2010                                             (535)           --              --             --            (535)
Common shares issued                               558            --              --             --             558
    Net cash provided by financing
       activities from discontinued
         operations                                800            --              --             --             800
                                              --------      --------        --------       --------        --------
Net cash used in financing activities          (28,411)           --              --             --         (28,411)
                                              --------      --------        --------       --------        --------

Effects of exchange rate changes on cash            92           (55)              7             --              44
                                              --------      --------        --------       --------        --------

DECREASE IN CASH AND CASH EQUIVALENTS FROM
    CONTINUING OPERATIONS                      (18,428)         (638)            (52)            --         (19,118)
Increase in cash and cash equivalents from
    discontinued operations                        800            --              --             --             800
                                              --------      --------        --------       --------        --------
DECREASE IN CASH AND CASH EQUIVALENTS,
  DURING THE PERIOD                            (17,628)         (638)            (52)            --         (18,318)

Cash and cash equivalents, beginning of
   period                                       41,311         5,696             275             --          47,282
                                              --------      --------        --------       --------        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD      $ 23,683      $  5,058        $    223       $     --        $ 28,964
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

28.   SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Cash Flows for the year ended December 31, 2003:

                                                                               NON-       ADJUSTMENTS
                                               IMAX         GUARANTOR        GUARANTOR        AND         CONSOLIDATED
                                            CORPORATION   SUBSIDIARIES     SUBSIDIARIES   ELIMINATIONS       TOTAL
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net earnings                                 $  (1,299)     $  (1,277)      $     907      $   1,900        $     231
    Net (earnings) from discontinued
       operations                                 (653)           458              --             --             (195)
Items not involving cash:
    Cumulative effect of changes in
       accounting principles                        --            182              --             --              182
    Depreciation and amortization               11,482            870               3             --           12,355
    Write-downs (recoveries)                    (3,556)           925             (91)            --           (2,722)
    Income from equity-accounted investees      (2,216)           307              --           (587)          (2,496)
    Change in deferred income taxes                 81             --              --             --               81
    Gain on retirement of notes                  4,910             --              --             --            4,910
    Stock and other non-cash compensation        4,926             --              --             --            4,926
    Non-cash foreign exchange loss (gain)       (1,281)            --              --             --           (1,281)
Premium on repayment of notes                   (3,088)            --              --             --           (3,088)
Payment under certain employment agreements     (1,550)            --              --             --           (1,550)
Investment in film assets                       (1,786)        (1,207)             --             --           (2,993)
Changes in restricted cash                      (1,626)            --              --             --           (1,626)
Changes in other non-cash operating assets
    and liabilities                            (13,689)         1,000            (922)        (1,313)         (14,924)
Net cash used in operating activities from
    discontinued operations                       (462)          (531)             --             --             (993)
                                             ---------      ---------       ---------      ---------        ---------
Net cash provided by (used in) operating
    activities                                  (9,807)           727            (103)            --           (9,183)
                                             ---------      ---------       ---------      ---------        ---------

INVESTING ACTIVITIES
Purchase of fixed assets                          (852)          (708)             --             --           (1,560)
Increase in other assets                        (1,526)            --              --             --           (1,526)
Increase in other intangible assets               (597)            --              --             --             (597)
Recovery on long-term investments                1,892             --              --             --            1,892
Investment in subsidiaries                         (10)            --              --             10               --
Net cash used in investing activities from
    discontinued operations                         --            (15)             --             --              (15)
                                             ---------      ---------       ---------      ---------        ---------
Net cash provided by (used in) investing
    activities                                  (1,093)          (723)             --             10           (1,806)
                                             ---------      ---------       ---------      ---------        ---------

FINANCING ACTIVITIES
Repayment of Subordinated Notes                 (9,143)            --              --             --           (9,143)
Repayment of Old Senior Notes due 2005        (123,577)            --              --             --         (123,577)
Issuance of Senior Notes due 2010              160,000             --              --             --          160,000
Financing costs related to Senior Notes due
    2010                                        (5,615)            --              --             --           (5,615)
Common shares issued                             1,722             --              --             --            1,722
Other equity/additional paid in
    capital/contributed surplus issued              --             10              --            (10)              --
Net cash provided by financing activities
    from discontinued operations                   799             --              --             --              799
                                             ---------      ---------       ---------      ---------        ---------
Net cash used in (provided by) financing
    activities                                  24,186             10              --            (10)          24,186
                                             ---------      ---------       ---------      ---------        ---------


Effects of exchange rate changes on cash           269            (13)             28             --              284
                                             ---------      ---------       ---------      ---------        ---------

INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS FROM CONTINUING OPERATIONS      13,218            547             (75)            --           13,690
Increase (decrease) in cash and cash
    equivalents from discontinued operations       337           (546)             --             --             (209)
                                             ---------      ---------       ---------      ---------        ---------
INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS, DURING THE YEAR                13,555              1             (75)            --           13,481

Cash and cash equivalents, beginning of
    year                                        27,756          5,695             350             --           33,801
                                             ---------      ---------       ---------      ---------        ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD     $  41,311      $   5,696       $     275      $      --        $  47,282
                                             =========      =========       =========      =========        =========

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

29. SUMMARY OF SIGNIFICANT DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) IN THE UNITED STATES AND CANADA

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

(c)   PENSION ASSET AND LIABILITIES

      Under U.S. GAAP, included in accrued liabilities is a minimum pension liability of $6.4 million as at December 31, 2005 and $6.6 million as at December 31, 2004, representing unrecognized prior service costs and unrecognized actuarial gains or losses. An amount of $3.6 million as at December 31, 2005, and $5.0 million as at December 31, 2004 is included in other assets, representing unrecognized prior service costs. In addition, under U.S. GAAP, an amount of $2.8 million as at December 31, 2005 and $1.6 million as at December 31, 2004 is recorded against accumulated other comprehensive income, resulting from unrecognized actuarial losses. Under Canadian GAAP, the minimum pension liability, and the corresponding amounts recorded in other assets and accumulated other comprehensive income are not recorded.

      RECONCILIATION TO CANADIAN GAAP

      CONSOLIDATED STATEMENTS OF OPERATIONS

      The following is a reconciliation of net earnings (loss) reflecting the differences between U.S. and Canadian GAAP:

                                                                               YEARS ENDED DECEMBER 31,
                                                                         ------------------------------------
                                                                                2005                2004
                                                                         -----------------    ---------------
Net earnings in accordance with U.S. GAAP                                $          16,598    $        10,244
Depreciation of fixed assets(a)                                                         --               (852)
Stock-based compensation(b)                                                         (2,216)            (1,438)
                                                                         -----------------    ---------------
Net earnings in accordance with Canadian GAAP                            $          14,382    $         7,954
                                                                         =================    ===============

Earnings per share (note 17):
Earnings per share - basic:
  Net earnings from continuing operations                                $            0.31    $          0.18
  Net earnings from discontinued operations                              $            0.05    $          0.02
                                                                         -----------------    ---------------
  Net earnings                                                           $            0.36    $          0.20
                                                                         =================    ===============
Earnings per share - diluted:
  Net earnings from continuing operations                                $            0.29    $          0.18
  Net earnings from discontinued operations                              $            0.05    $          0.02
                                                                         -----------------    ---------------
  Net earnings                                                           $            0.34    $          0.20
                                                                         =================    ===============

                                IMAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

29. SUMMARY OF SIGNIFICANT DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) IN THE UNITED STATES AND CANADA (cont'd)

      CONSOLIDATED SHAREHOLDERS' EQUITY (DEFICIT)

      The following is a reconciliation of shareholders' equity (deficit) reflecting the difference between Canadian and U.S. GAAP:

                                                                           DECEMBER 31,          DECEMBER 31,
                                                                              2005                   2004
                                                                         ---------------        --------------
Shareholders' equity (deficit) in accordance with U.S. GAAP              $      (23,043)        $   (42,376)
Unrecognized actuarial loss(c)                                                    2,773               1,584
                                                                         --------------         -----------
Shareholders' equity (deficit) in accordance with Canadian GAAP          $      (20,270)        $   (40,792)
                                                                         ==============         ===========

30.   FINANCIAL STATEMENT PRESENTATION

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

      Management has assessed the effectiveness of the Company's internal control over financial reporting, as at December 31, 2005, and has concluded that such internal control over financial reporting was effective as of that date. Additionally, based on the Company's assessment, the Company determined that there were no material weaknesses in internal control over financial reporting as of December 31, 2005.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      PricewaterhouseCoopers LLP, who has audited the Company's consolidated financial statements for the year ended December 31, 2005, has also audited management's assessment of the Company's internal control over financial reporting under Auditing Standard No. 2 of the Public Company Accounting Oversight Board. See Report of Independent Registered Public Accounting Firm on pages 55 and 56.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      As of the end of the period covered by this report, there was no change in the Company's internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

      None

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

ITEM 11. EXECUTIVE COMPENSATION

      The information required by Item 11 is incorporated by reference from the information under the following captions in the Company's Proxy Statement:
"Summary Compensation Table"; "Options Granted"; "Aggregated Option Exercises and Year-End Option Values"; "Pension Plans"; "Employment Contracts"; "Compensation Committee Interlocks and Insider Participation"; "Report on Executive Compensation"; "Performance Graph"; and "Compensation of Directors".

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

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)   FINANCIAL STATEMENTS

         The consolidated financial statements filed as part of this Report are included under Item 8 in Part II.

         Report of Independent Registered Public Accounting Firm, which covers both the financial statements and financial statement schedule in
         (a)(2), is included under Item 8 in Part II.

(a)(2)   FINANCIAL STATEMENT SCHEDULES

         Financial statement schedule for each year in the three-year period ended December 31, 2005. II. Valuation and Qualifying Accounts.

(a)(3)   EXHIBITS

      The Items listed as Exhibits 10.1 to 10.23 relate to management contracts or compensatory plans or arrangements.

EXHIBIT NO.                              DESCRIPTION
-----------     --------------------------------------------------------------
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

4.3 Registration Rights Agreement, dated as of February 9, 1999, by and among IMAX Corporation, Wasserstein Perella Partners, L.P., Wasserstein Perella Offshore Partners, L.P., WPPN Inc., the Michael J. Biondi Voting Trust, Bradley J. Wechsler and Richard
                L. Gelfond. Incorporated by reference to Exhibit 4.12 to Form 10-K for the year ended December 31, 1998 (File No. 000-24216).

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

4.6 Registration Rights Agreement, dated as of December 4, 2003, by and among IMAX Corporation, the Guarantors (as defined therein), Credit Suisse First Boston LLC, Jefferies & Company, Inc., Wachovia Capital Markets, LLC and U.S. Bancorp Piper Jaffray Inc., relating to the issuance of 9.625% Senior Notes due 2010. Incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-4 (File No. 333-113141).

4.7 Indenture, dated as of December 4, 2003, by and among IMAX Corporation, the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee, related to the issue of the 9.625% Senior Notes due December 1, 2010. Incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-4 (File No. 333-113141).

                                IMAX CORPORATION

(a)(3) EXHIBITS (cont'd)

EXHIBIT NO.                              DESCRIPTION
-----------     -------------------------------------------------------------
*4.8            Supplemental Indenture, dated as of April 1, 2004, among IMAX
                Corporation, the Existing Guarantors (as defined therein), the Guaranteeing Subsidiaries (as defined therein) and U.S. Bank
                National Association, as trustee under the Indenture.

*4.9 Second Supplemental Indenture, dated as of July 14, 2004 among IMAX Corporation, the Existing Guarantors (as defined therein), the First Supplemental Guarantors named in the Supplemental Indenture, the Guaranteeing Subsidiary (as defined therein) and U.S. Bank National Association, as trustee under the Indenture.

*4.10 Third Supplemental Indenture, dated as of February 2, 2005 among IMAX Corporation, the Existing Guarantors (as defined therein), the First Supplemental Guarantors named in the Supplemental Indenture, the Second Supplemental Guarantors named in the Second Supplemental Indenture, the Guaranteeing Subsidiary (as defined therein) and U.S. Bank National Association, as trustee under the Indenture.

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

*10.8 Amended Employment Agreement, dated March 8, 2006 between IMAX Corporation and Bradley J. Wechsler.

10.9 Employment Agreement, dated July 1, 1998 between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to
                Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 1998 (File No. 000-24216).

10.10 Amended Employment Agreement, dated July 12, 2000 between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to
                Exhibit 10.9 to Form 10-Q for the quarter ended September 30, 2000 (File No. 000-24216).

10.11 Amended Employment Agreement, dated April 3, 2001 between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to
                Exhibit 10.16 to Form 10-Q for the quarter ended March 31, 2001 (File No. 000-24216).

10.12 Amended Employment Agreement, dated April 23, 2002 between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to
                Exhibit 10.13 to Form 10-Q for the quarter ended June 30, 2002 (File No. 000-24216).

                                IMAX CORPORATION

(a)(3) EXHIBITS (cont'd)

EXHIBIT NO.                              DESCRIPTION
-----------     -------------------------------------------------------------
10.13           Amended Employment Agreement, dated June 3, 2004 between IMAX
                Corporation and Richard L. Gelfond. Incorporated by reference to
                Exhibit 10.19 to IMAX Corporation's Form 10-Q for the quarter ended June 30, 2004 (File No. 000-2426).

*10.14 Amended Employment Agreement, dated March 8, 2006 between IMAX Corporation and Richard L. Gelfond.

10.15 Employment Agreement, dated March 9, 2001 between IMAX Corporation and Greg Foster. Incorporated by reference to
                Exhibit 10.9 to Form 10-K for the year ended December 31, 2001 (File No. 000-24216).

10.16 Amending Agreement, dated August 8, 2002 between IMAX Corporation and Greg Foster. Incorporated by reference to
                Exhibit 10.12 to IMAX Corporation's Form 10-K for the year ended December 31, 2002 (File No. 000-24216).

10.17 Amending Agreement, dated October 28, 2004 between IMAX Corporation and Greg Foster. Incorporated by reference to
                Exhibit 10.15 to IMAX Corporation's Form 10-K for the year ended December 31, 2004 (File No. 000-24216).

*10.18 Employment Agreement, dated March 9, 2006 between IMAX Corporation and Greg Foster.

10.19 Employment Agreement, dated May 9, 2001 between IMAX Corporation and Francis T. Joyce. Incorporated by reference to Exhibit 10.3 to IMAX Corporation's Form 10-K for the year ended December 31, 2002 (File No. 000-24216).

10.20 Amended Employment Agreement, dated May 14, 2003 between IMAX Corporation and Francis T. Joyce. Incorporated by reference to
                Exhibit 10.16 to IMAX Corporation's Form 10-Q for the quarter ended June 30, 2003 (File No. 000-24216).

10.21 Employment Agreement, dated May 17, 1999 between IMAX Corporation and Robert D. Lister. Incorporated by reference to
                Exhibit 10.14 to IMAX Corporation's Form 10-K for the year ended December 31, 2002 (File No. 000-24216).

10.22 Amended Employment Agreement, dated January 1, 2004 between IMAX Corporation and Robert D. Lister. Incorporated by reference to
                Exhibit 10.17 to Registration Statement on Form S-4 (File No. 333-113141).

10.23 Third Amending Agreement, dated February 14, 2006 between IMAX Corporation and Robert D. Lister. Incorporated by reference to
                Exhibit 10.21 to IMAX Corporation's Form 8-K dated February 20, 2006 (File No. 000-24216).

10.24           Statement of Directors' Compensation, dated August 11, 2005.
                Incorporated by reference to Exhibit 10.20 to IMAX Corporation's Form 10-Q for the quarter ended September 30, 2005 (File No. 000-24216).

10.25 Loan Agreement, dated as of February 6, 2004 by and between Congress Financial Corporation (Canada) and IMAX Corporation. Incorporated by reference to Exhibit 10.22 to Registration Statement on Form S-4 (File No. 333-113141).

10.26 First Amendment to the Loan Agreement dated June 30, 2005 between Congress Financial Corporation (Canada) and IMAX Corporation. Incorporated by reference to Exhibit 10.22 to IMAX Corporation's Form 10-Q for the quarter ended June 30, 2005 (File No. 000-24216).

*21             Subsidiaries of IMAX Corporation.

*23             Consent of PricewaterhouseCoopers LLP.

*24             Power of Attorney of certain directors.

*31.1 Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002, dated March 9, 2006, by Bradley J. Wechsler.

*31.2 Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002, dated March 9, 2006, by Richard L. Gelfond.

*31.3 Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002, dated March 9, 2006, by Francis T. Joyce.

*32.1 Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, dated March 9, 2006, by Bradley J. Wechsler.

                                IMAX CORPORATION

(a)(3) EXHIBITS (cont'd)

EXHIBIT NO.                              DESCRIPTION
-----------     -------------------------------------------------------------
*32.2           Certification Pursuant to Section 906 of the Sarbanes - Oxley
                Act of 2002, dated March 9, 2006, by Richard L. Gelfond.

*32.3 Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, dated March 9, 2006, by Francis T. Joyce.

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

                                     IMAX CORPORATION

                                     By        /s/ FRANCIS T. JOYCE
                                        ----------------------------------
                                                 Francis T. Joyce
                                             Chief Financial Officer

Date: March 9, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 9, 2006.

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
           Michael Fuchs                          Garth M. Girvan                     David W. Leebron
             Director                                 Director                            Director

           MARC A. UTAY*
--------------------------------------
           Marc A. Utay
             Director

                                     By         * /s/ FRANCIS T. JOYCE
                                        --------------------------------------
                                        Francis T. Joyce (as attorney-in-fact)

                                IMAX CORPORATION
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                         (In thousands of U.S. dollars)


                                                           ADDITIONS /
                                             BALANCE AT    (RECOVERIES)       OTHER            BALANCE
                                             BEGINNING     CHARGED TO       ADDITIONS/        AT END OF
                                              OF YEAR       EXPENSES     (DEDUCTIONS)(1)        YEAR
                                             ----------    -----------   ---------------      ---------
ALLOWANCE FOR NET INVESTMENT IN LEASES
Year ended December 31, 2003                    8,938        (2,938)           (159)            5,841
Year ended December 31, 2004                    5,841        (1,406)             --             4,435
Year ended December 31, 2005                    4,435        (1,400)         (1,557)            1,478

ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE
Year ended December 31, 2003                    9,248           714          (2,684)            7,278
Year ended December 31, 2004                    7,278           (82)          1,194             8,390
Year ended December 31, 2005                    8,390           (96)         (2,402)            5,892

DEFERRED INCOME TAX VALUATION ALLOWANCE
Year ended December 31, 2003                   43,742         3,049              --            46,791
Year ended December 31, 2004                   46,791        (1,336)             --            45,455
Year ended December 31, 2005                   45,455        (6,802)             --            38,653

PROVISION FOR LOANS RECEIVABLE
Year ended December 31, 2003                   15,624        (2,693)         (1,031)           11,900
Year ended December 31, 2004                   11,900          (800)             --            11,100
Year ended December 31, 2005                   11,100        (1,699)         (9,401)(2)            --

(1) Deduction amounts represent write-offs of amounts previously charged to the provision. Additions represent allowances made against new accounts receivable where revenue recognition has ceased.

(2) Loans were settled on December 29, 2005 in exchange for payments to be received in the first quarter of 2006.