Form 10-Q
period 2006-03-31
IMAX CORP
filed 2006-05-09
CIK 921582

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006
                                                 --------------

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

                                 Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12B-2 of the Exchange Act .

   Large Accelerated Filer [ ] Accelerated Filer [X] Non-Accelerate Filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                      Outstanding as of April 21, 2006
--------------------------                 --------------------------------
Common stock, no par value                 40,285,574

================================================================================

                                IMAX CORPORATION

                                TABLE OF CONTENTS
                                                                            PAGE
                                                                            ----
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements...........................................    3

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................   30

Item 3.    Quantitative and Qualitative Factors about Market Risk.........   43

Item 4.    Controls and Procedures........................................   44

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings..............................................   45

Item 1A.   Risk Factors...................................................   46

Item 4.    Submission of Matters to a Vote of Security Holders............   47

Item 6.    Exhibits.......................................................   47

Signatures................................................................   48



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

                                IMAX CORPORATION



                                                                            PAGE
                                                                            ----
PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


          The following Condensed Consolidated Financial Statements are filed as part of this Report:

          Condensed Consolidated Balance Sheets as at March 31, 2006
          and December 31, 2005............................................   4

          Condensed Consolidated Statements of Operations for the three
          month periods ended March 31, 2006 and 2005......................   5

          Condensed Consolidated Statements of Cash Flows
          for the three month periods ended March 31, 2006 and 2005........   6

          Notes to Condensed Consolidated Financial Statements.............   7

                                IMAX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
                         (in thousands of U.S. dollars)


                                                                                    MARCH 31,
                                                                                      2006        DECEMBER 31,
                                                                                   (UNAUDITED)        2005
                                                                                  -------------   -------------

ASSETS
Cash and cash equivalents                                                         $      22,023   $      24,324
Short-term investments                                                                    8,257           8,171
Accounts receivable, net of allowance for doubtful accounts
  of $6,057 (2005 - $5,892)                                                              24,382          26,165
Financing receivables (note 3)                                                           62,281          63,006
Inventories (note 4)                                                                     31,050          28,294
Prepaid expenses                                                                          3,996           3,825
Film assets                                                                               3,578           3,329
Fixed assets                                                                             25,777          26,780
Other assets                                                                              7,873          11,618
Deferred income taxes (note 11)                                                           7,558           6,171
Goodwill                                                                                 39,027          39,027
Other intangible assets                                                                   2,600           2,701
                                                                                  -------------   -------------
   Total assets                                                                   $     238,402   $     243,411
                                                                                  =============   =============

LIABILITIES
Accounts payable                                                                  $       5,586   $       6,935
Accrued liabilities (note 7(c))                                                          50,818          55,122
Deferred revenue                                                                         47,487          44,397
Senior Notes due 2010 (note 5)                                                          160,000         160,000
                                                                                  -------------   -------------
   Total liabilities                                                                    263,891         266,454
                                                                                  -------------   -------------

COMMITMENTS AND CONTINGENCIES (notes 7 and 8)

SHAREHOLDERS' EQUITY (DEFICIT)
Capital stock (note 12) Common shares -- no par value.
  Authorized -- unlimited number. Issued and outstanding --
  40,280,075 (2005 -- 40,213,542)                                                       121,928         121,674
Other equity                                                                              2,127           1,758
Deficit                                                                                (150,168)       (144,347)
Accumulated other comprehensive income (loss)                                               624          (2,128)
                                                                                  -------------   -------------
   Total shareholders' deficit                                                          (25,489)        (23,043)
                                                                                  -------------   -------------
   Total liabilities and shareholders' equity (deficit)                           $     238,402   $     243,411
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


                                                                                         THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                       ------------------------
                                                                                          2006          2005
                                                                                       ----------    ----------
REVENUE
IMAX systems (note 9(a))                                                               $    9,398    $   22,113
Films                                                                                       6,521         4,947
Theater operations                                                                          3,657         3,816
Other                                                                                         842           492
                                                                                       ----------    ----------
                                                                                           20,418        31,368
COSTS OF GOODS AND SERVICES                                                                14,393        15,223
                                                                                       ----------    ----------
GROSS MARGIN                                                                                6,025        16,145

Selling, general and administrative expenses (note 9(b))                                   10,505        10,243
Research and development                                                                      915           653
Amortization of intangibles                                                                   192           157
Receivable provisions, net of (recoveries) (note 10)                                          143           212
                                                                                       ----------    ----------
EARNINGS (LOSS) FROM OPERATIONS                                                            (5,730)        4,880

Interest income                                                                               253           214
Interest expense                                                                           (4,174)       (4,197)
                                                                                       ----------    ----------
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                         (9,651)          897
Recovery of income taxes (note 11)                                                          1,530            59
                                                                                       ----------    ----------
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS                                             (8,121)          956
Net earnings from discontinued operations (note 14)                                         2,300           240
                                                                                       ----------    ----------
NET EARNINGS (LOSS)                                                                        (5,821)        1,196
                                                                                       ==========    ==========

EARNINGS (LOSS) PER SHARE (note 12(b)):
Earnings (loss) per share -- basic and diluted:
  Net earnings (loss) from continuing operations                                       $    (0.20)   $     0.02
  Net earnings from discontinued operations                                            $     0.06    $     0.01
                                                                                       ----------    ----------
  Net earnings (loss)                                                                  $    (0.14)   $     0.03
                                                                                       ==========    ==========


              (the accompanying notes are an integral part of these
                  condensed consolidated financial statements)

                                IMAX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
                         (in thousands of U.S. dollars)
                                   (UNAUDITED)


                                                                             THREE MONTHS ENDED MARCH 31,
                                                                            -----------------------------
                                                                                 2006           2005
                                                                            -------------   -------------
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net earnings (loss)                                                         $      (5,821)  $       1,196
   Net (earnings) from discontinued operations                                     (2,300)           (240)
Items not involving cash:
   Depreciation and amortization                                                    3,901           3,584
   Write-downs                                                                        143             212
   Change in deferred income taxes                                                 (1,387)           (140)
   Stock and other non-cash compensation                                            1,603           1,231
   Non-cash foreign exchange (gain) loss                                              (29)            201
   Interest on short-term investments                                                 (85)            (23)
Investment in film assets                                                          (2,292)         (2,151)
Changes in other non-cash operating assets and liabilities                            625          (3,773)
                                                                            -------------   -------------
Net cash provided by (used in) operating activities                                (5,642)             97
                                                                            -------------   -------------

INVESTING ACTIVITIES
Purchases of short-term investments                                                (4,098)        (14,995)
Proceeds from maturities of short-term investments                                  4,097              --
Purchase of fixed assets                                                              (92)           (271)
Increase in other assets                                                             (187)           (187)
Increase in other intangible assets                                                   (91)           (167)
                                                                            -------------   -------------
Net cash used in investing activities                                                (371)        (15,620)
                                                                            -------------   -------------

FINANCING ACTIVITIES
Common shares issued                                                                  254           1,267
                                                                            -------------   -------------
Net cash provided by financing activities                                             254           1,267
                                                                            -------------   -------------

Effects of exchange rate changes on cash                                              (35)             71
                                                                            -------------   -------------

DECREASE IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS                   (5,794)        (14,185)
Cash provided by investing activities from discontinued operations                  3,493              --
                                                                            -------------   -------------
DECREASE IN CASH AND CASH EQUIVALENTS, DURING THE PERIOD                           (2,301)        (14,185)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     24,324          28,964
                                                                            -------------   -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $      22,023   $      14,779
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


1.       BASIS OF PRESENTATION

         The Condensed Consolidated Financial Statements include the accounts of IMAX Corporation together with its wholly-owned subsidiaries (the "Company"), except subsidiaries which the Company has identified as variable interest entities ("VIE's") where the Company is not the primary beneficiary ("PB") (note 2). The nature of the Company's business is such that the results of operations for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations.

         The Company reports its results under United States Generally Accepted Accounting Principles ("U.S. GAAP"). Significant differences between United States and Canadian Generally Accepted Accounting Principles are described in note 17.

         These financial statements should be read in conjunction with the financial statements included in the Company's most recent annual report on Form 10-K for the year ended December 31, 2005 which should be consulted for a summary of the significant accounting policies utilized by the Company. These interim financial statements are prepared following accounting policies consistent with the Company's financial statements for the year ended December 31, 2005.

         EMPLOYEE STOCK-BASED COMPENSATION

         On January 1, 2006, the Company adopted Financial Accounting Standards No. 123, "Share-Based Payment," ("FAS 123R") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors for employee stock options based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to FAS 123R. The Company has applied the provisions of SAB 107 in its adoption of FAS 123R.

         The Company adopted FAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective transition method, the Company's Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R.

         FAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's Consolidated Statement of Operations. Prior to the adoption of FAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company's Consolidated Statement of Operations because the exercise price of the Company's stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

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


1.       BASIS OF PRESENTATION (cont'd)

         EMPLOYEE STOCK-BASED COMPENSATION (cont'd)

         Stock-based compensation expense recognized in the Company's Consolidated Statement of Operations for the three months ended March 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of FAS 123R. In conjunction with the adoption of FAS 123R, the Company changed its method of attributing the value of stock-based compensation to expense from a method which recognized the expense as the options vest to the straight-line single option method. Compensation expense for all share-based payment awards granted on or prior to January 1, 2006 will continue to be recognized using the historic method while compensation expense for all share-based payment awards granted subsequent to January 1, 2006 is recognized using the straight-line single-option method. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company's pro forma information required under FAS 123 for the periods prior to 2006, the Company also estimated forfeitures at the time of grant and revised, if necessary, in subsequent periods.

         The Company utilizes a lattice-binomial option-pricing model ("binomial model") to determine the fair value of share-based payment awards.

         Prior to January 1, 2006, the Company followed the intrinsic value method of accounting for employee stock options as prescribed by Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees, (APB 25). If the fair value methodology prescribed by FASB Statement, Accounting for Stock-Based Compensation (FAS 123) had been adopted by the Company, pro forma results for the quarter ended March 31, would have been as follows:

                                                                         2005
                                                                     ----------
        Net earnings as reported                                     $    1,196
        Stock-based compensation expense, if the methodology
             prescribed by FAS 123 had been adopted                        (700)
                                                                     ----------
        Adjusted net earnings                                        $      496
                                                                     ==========

        Earnings per share -- basic and diluted:
         Net earnings as reported                                    $     0.03
         FAS 123 stock-based compensation expense                         (0.02)
                                                                     ----------
         Adjusted net earnings                                       $     0.01
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


1.       BASIS OF PRESENTATION (cont'd)

         EMPLOYEE STOCK-BASED COMPENSATION (cont'd)

         Stock-based compensation expense recognized under FAS 123R for the three months ended March 31, 2006 was $0.3 million. There was no stock-based compensation expense related to employee stock options recognized during the three months ended March 31, 2005.

         The weighted average fair value of common share options granted to employees for the three months ended March 31, 2006 at the time of grant was $3.81 (2005 - $nil). The Company uses a binomial model to determine the fair value of common share options at the grant date. For the three months ended March 31, 2006 the following assumptions were used:

                                                           THREE MONTHS ENDED
                                                             MARCH 31, 2006
                                                           ------------------

         Risk-free interest rate                                        4.83%
         Market risk premium                                    5.33% - 5.60%
         Beta                                                     1.11 - 1.28
         Expected option life (in years)                          3.86 - 5.33
         Volatility                                                       60%
         Annual termination probability                                 8.06%
         Dividend yield                                                    0%

         As the Company stratifies its employees into two groups in order to calculate fair value under the Binomial model, ranges of assumptions used are presented for equity risk premium, Beta, expected option life and annual termination probability. The Company uses the historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behaviour are considered separately for valuation purposes.

         The Company's policy is to issue new shares to satisfy stock options which are exercised.

         Total stock-based compensation expense related to non-vested employee stock options not yet recognized at March 31, 2006 and the weighted average period over which the awards are expected to vest is $4.5 million and 3.5 years, respectively.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)


2.       VARIABLE INTEREST ENTITIES

         In January 2003, the FASB issued Financial Interpretation 46 ("FIN 46"), Consolidation of Variable Interest Entities ("VIEs"), in an effort to expand and clarify existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. FIN 46 was effective immediately for all enterprises with variable interests in VIEs created after January 31, 2003 and on January 1, 2004 for all previously existing variable interest entities. Under FIN 46, if an entity is determined to be a variable interest entity, it must be consolidated by the enterprise that absorbs the majority of the entity's expected losses if they occur, receives a majority of the entity's expected residual returns if they occur, or both. On December 24, 2003, the FASB issued a revised FIN 46, defined as FIN 46R. Commencing January 1, 2004, the Company was required to consolidate the accounts of all VIEs for which it is the primary beneficiary ("PB"), as required by FIN 46R. The Company has evaluated its various variable interests to determine whether they are in VIE's. The Company reviewed its management agreements relating to theaters which the Company manages, and has no equity interest, and concluded that such arrangements were not variable interests since the Company's fees are commensurate with the level of service and the theater owner retains the right to terminate the service. The Company has also reviewed its financial arrangements with theaters where it shares in the profit or losses of the theater. The Company has not considered these arrangements under FIN 46R as the arrangements meet the scope exceptions defined in the pronouncement. The Company has determined that certain of its film production companies are VIEs. Since in one case the Company absorbs a majority of the VIE's losses, the Company has determined that it is the PB of the entity. The Company continues to consolidate this entity with no material impact on the operating results or financial condition of the Company as the production company has total assets of $nil and total liabilities of $nil as at March 31, 2006. The Company also has interests in three other film production companies which are VIEs, however the Company did not consolidate these film entities since it does not bear the majority of the expected losses or expected residual returns. As of March 31, 2006, these three VIEs have total assets of $0.2 million (December 31, 2005 - $0.3 million) and total liabilities of $0.2 million (December 31, 2005 - $0.3 million).

3.       FINANCING RECEIVABLES

         The Company generally provides its theater systems to customers on a long-term lease basis, typically with initial lease terms of 10 to 20 years. Financing receivables consisting of net investment in leases and long term receivables are comprised of the following:

                                                                                     MARCH 31,    DECEMBER 31,
                                                                                       2006            2005
                                                                                    -----------   ------------
         Gross minimum lease amounts receivable                                     $    85,471   $     88,894
         Residual value of equipment                                                        597            635
         Unearned finance income                                                        (32,185)       (33,933)
                                                                                    -----------   ------------
         Present value of minimum lease amounts receivable                               53,883         55,596
         Accumulated allowance for uncollectible amounts                                 (1,478)        (1,478)
                                                                                    -----------   ------------
         Net investment in leases                                                   $    52,405   $     54,118

         Long-term receivables                                                            9,876          8,888
                                                                                    -----------   ------------

         Total financing receivables                                                $    62,281   $     63,006
                                                                                    ===========   ============

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)


4.       INVENTORIES

                                                     MARCH 31,     DECEMBER 31,
                                                       2006             2005
                                                   ------------    ------------
         Raw materials                             $     10,570    $     10,464
         Work-in-process                                  7,172           6,893
         Finished goods                                  13,308          10,937
                                                   ------------    ------------
                                                   $     31,050    $     28,294
                                                   ============    ============

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

         As at March 31, 2006, the Company had outstanding $159.0 million aggregate principal of Registered Senior Notes and $1.0 million aggregate principal of Unregistered Senior Notes.

6.       CREDIT FACILITY

         On February 6, 2004, the Company entered into a loan agreement for a secured revolving credit facility (the "Credit Facility"). The Credit Facility is a three-year revolving credit facility with yearly renewal options thereafter, permitting maximum aggregate borrowings of $20.0 million, subject to a borrowing base calculation which includes the Company's financing receivables, and certain reserve requirements and further reduced by outstanding letters of credit. The Credit Facility bears interest at Prime + 0.50% per annum or Libor + 2.25% per annum and is collateralized by a first priority security interest in all of the current and future assets of the Company. The Credit Facility contains typical affirmative and negative covenants, including covenants that restrict the Company's ability to: incur certain additional indebtedness; make certain loans, investments or guarantees; pay dividends; make certain asset sales; incur certain liens or other encumbrances; conduct certain transactions with affiliates and enter into certain corporate transactions. In addition, the Credit Facility contains customary events of default, including upon an acquisition or a change of control that has a material adverse effect on the Company's financial condition. The Credit Facility also requires the Company to maintain a minimum level of earnings before interest, taxes, depreciation and amortization, and cash collections. As at March 31, 2006, the Company has not drawn down on the Credit Facility, and has letters of credit for $9.2 million secured by the Credit Facility arrangement.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)


7.       COMMITMENTS

(a) The Company's total minimum annual rental payments to be made under operating leases for premises as of March 31, 2006 for each of the years ended December 31, are as follows:

                  2006 (nine months remaining)                $    3,938
                  2007                                             5,001
                  2008                                             4,939
                  2009                                             4,929
                  2010                                             5,119
                  Thereafter                                      18,982
                                                              ----------
                                                              $   42,908
                                                              ==========


(b) As at March 31, 2006, the Company has letters of credit of $9.2 million (December 31, 2005 - $7.6 million) secured by the Company's Credit Facility arrangement (see note 6).

(c) In March 2004, the Company received $5.0 million in cash under a film financing arrangement which was included in accrued liabilities. During 2005, the Company received another $5.1 million under the same film financing arrangement. The Company was required to expend these funds towards the production and distribution of a motion picture title. The film was released in the third quarter of 2005. During the first quarter of 2006, the Company spent $0.3 million towards the distribution of the film. As at March 31, 2006, the Company has recorded $0.1 million (December 31, 2005 - $0.4 million) in accrued liabilities for future distribution expenses to be incurred on the film.

8.       CONTINGENCIES

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

(a) In March 2005, the Company, together with Three-Dimensional Media Group, Ltd. ("3DMG"), filed a complaint in the U.S. District Court for the Central District of California, Western Division, against In-Three, Inc. ("In-Three") alleging patent infringement and seeking injunctive relief and damages. In April 2005, In-Three filed an answer denying infringement and asserting counterclaims that seek a declaratory judgment of non-infringement, invalidity and unenforceability of the patent in suit, and damages for alleged false advertising, false designation of origin, breach of contract, interference with prospective economic advantage and/or unfair competition. On March 13, 2006, the Company and In-Three entered into a settlement agreement, resolving all matters between the parties. On March 29, 2006, the Company and In-Three filed a joint motion for an order dismissing with prejudice all claims and counterclaims between the parties.

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

(d) In January 2004, the Company and IMAX Theater Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages of approximately $3.7 million before the International Court of Arbitration of the International Chambers of Commerce (the "ICC") with respect to the breach by Electronic Media Limited ("EML") of its December 2000 agreement with the Company. In June 2004, the Company commenced a related arbitration before the ICC against EML's affiliate, E-CITI Entertainment (I) PVT Limited ("E-Citi"), seeking $17.8 million as a result of E-Citi's breach of a September 2000 lease agreement. The arbitration hearing on both claims took place on November 16-18, 2005. On January 31, 2006, the ICC informed the parties that the liability stage of the proceedings was closed, and on February 1, 2006, the ICC issued an award finding unanimously in the Company's favor on all claims. The amount of damages awarded to the Company will be decided after a hearing scheduled for July 2006, and no amount has yet been recorded for these damages.

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

(f) In addition to the matters described above and in note 14(a) in respect of the Miami theater, the Company is currently involved in other legal proceedings which, in the opinion of the Company's management, will not materially affect the Company's financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such proceedings.

9.       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS SUPPLEMENTAL
         INFORMATION

(a) The Company generally enters into multi-year theater system lease agreements with customers that typically contain customer payment obligations prior to the scheduled installation of the theater system. During the period of time between lease signing and system installation, certain customers each year generally are unable, or elect not, to proceed with system installation for a number of reasons, including business considerations, or the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the customer and the Company may enter into a consensual lease buyout, whereby the parties are released from their future obligations under the lease and the geographic territory granted to the customer reverts to the Company. Once an agreement is reached by both parties, the initial lease payments that the customer previously made to the Company are typically recognized as revenue. In addition, since the introduction of its new IMAX MPX theater system in 2003, the Company has agreed with several customers to terminate their original agreements and to sign new system agreements for the MPX system. Upon finalizing the new agreement, the total consideration received under both the terminated agreements and the new MPX arrangement is allocated first to the MPX system and the residual amount to settlement revenue. During the first quarter of 2006, the Company did not recognize any settlement revenue. Included in IMAX systems revenue for the three months ended March 31, 2005 are the following types of settlement arrangements: $0.2 million related to MPX conversion agreements and $6.9 million related to consensual lease buyouts. In aggregate the Company recognized $7.1 million in settlement revenue in the first quarter of 2005.

(b) Included in selling, general and administrative expenses for the quarter ended March 31, 2006 is a gain of less than $0.1 million (2005
         - $0.3 million loss) for net foreign exchange gains or losses related to the translation of foreign currency denominated monetary assets, liabilities and integrated subsidiaries.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)


10.      RECEIVABLE PROVISIONS, NET OF (RECOVERIES)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                          ---------------------
                                                             2006        2005
                                                          ---------   ---------
         Accounts receivable provisions                   $     143   $     262

         Financing receivables provisions                        --         (50)
                                                          ---------   ---------
         Receivable provisions (recoveries), net          $     143   $     212
                                                          =========   =========

11.      INCOME TAXES

         The effective tax rate on earnings differs significantly from the Canadian statutory rate due to the effect of permanent differences, income taxed at differing rates in foreign and other provincial jurisdictions, tax recoveries and charges relating to favourable or unfavourable tax examinations, and changes in the Company's valuation allowance on deferred tax assets. The income tax expense for the quarter is calculated by applying the estimated average annual effective tax rate of approximately 10% for the 2006 year to quarterly pre-tax income. The Company also favorably resolved a provincial income tax audit resulting in the release of related tax reserves of $0.5 million to the income tax recovery for the quarter.

         As at March 31, 2006, the Company has net deferred income tax assets of $7.6 million (December 31, 2005 - $6.2 million), comprised of tax credit carryforwards, net operating loss and capital loss carryforwards and other deductible temporary differences, which can be utilized to reduce either taxable income or taxes otherwise payable in future years. As of March 31, 2006, the Company had a gross deferred income tax asset of $48.4 million, against which the Company is carrying a $40.8 million valuation allowance.

12.      CAPITAL STOCK

(a)      STOCK-BASED COMPENSATION

         As at March 31, 2006, the Company has reserved a total 6,980,156 (December 31, 2005 -- 7,046,689) common shares for future issuance under the Stock Option Plan, of which options in respect of 5,949,159 common shares are outstanding at March 31, 2006. The options granted under the Stock Option Plan generally vest between one and five years and expire 10 years or less from the date granted. At March 31, 2006, options in respect of 4,238,422 common shares were vested and exercisable.

         Under the terms of certain employment agreements dated July 12, 2000, the Company is required to issue either 360,000 restricted common shares or pay their cash equivalent. The restricted shares or the related cash obligation were fully vested effective July 1, 2002. In May 2003, the Company paid approximately $1.6 million in cash to settle the equivalent of 200,000 of the total 360,000 restricted common shares under these agreements. The remaining 160,000 restricted shares are required to be issued, or payment of their cash equivalent, upon request by the employees. The Company has recorded an additional expense of $0.5 million for the quarter ended March 31, 2006 (2005 - $0.2 million), due to the changes in the fair value of these restricted shares in the period.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)


12.      CAPITAL STOCK

(a)      STOCK-BASED COMPENSATION (cont'd)

         The following table summarizes certain information in respect of option activity under the Stock Option Plan for the periods ended March 31,:

                                                                                          WEIGHTED AVERAGE
                                                          NUMBER OF SHARES            EXERCISE PRICE PER SHARE
                                                   -------------------------------   --------------------------
                                                        2006             2005            2006          2005
                                                   --------------   --------------   ------------  ------------
         Options outstanding, beginning of year         5,504,324        5,593,101   $      7.26   $       6.82
         Granted                                          535,835           13,335         10.34          10.56
         Exercised                                        (66,533)        (229,879)         3.81           5.51
         Forfeited or expired                             (24,467)              --         18.46             --
         Cancelled                                             --           (6,600)          --           13.82
                                                   --------------   --------------
         Options outstanding, end of quarter            5,949,159        5,369,957          7.53           6.88
                                                   ==============   ==============
         Options exercisable, end of quarter            4,238,422        3,589,427          7.12           7.39
                                                   ==============   ==============

         In the first quarter of 2006, the Company cancelled nil stock options (2005 - less than 0.1 million).

         The weighted average exercise price per share and number of unvested common share options granted to employees as at March 31, 2006 is $8.55 and 1,710,737, respectively.

         The following table summarizes certain information in respect of options outstanding under the Stock Option Plan at March 31, 2006:

                                           NUMBER OF SHARES
                                  -----------------------------------
                                                                              WEIGHTED
           RANGE OF EXERCISE                                              AVERAGE EXERCISE           AVERAGE
           PRICES PER SHARE         OUTSTANDING           VESTED          PRICE PER SHARE         REMAINING TERM
         --------------------     ---------------     ---------------     ----------------        --------------
         $    0.00 - $   2.99             172,746             170,746      $          2.73           2.6 Years
         $    3.00 - $   4.99           1,981,189           1,981,189                 4.39           3.2 Years
         $    5.00 - $   9.99           2,854,152           1,577,915                 6.88           5.3 Years
         $   10.00 - $  14.99             459,170              26,670                10.68           6.3 Years
         $   15.00 - $  19.99              55,600              55,600                17.58           0.7 Years
         $   20.00 - $  24.99             271,302             271,302                21.86           3.1 Years
         $   25.00 - $  28.04             155,000             155,000                27.17           3.9 Years
                                  ---------------     ---------------
             Total                      5,949,159           4,238,422                 7.53           4.5 Years
                                  ===============     ===============

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)


12.      CAPITAL STOCK

(a)      STOCK-BASED COMPENSATION (cont'd)

         In the first quarter of 2006, an aggregate of 23,335 (2005 - 13,335) options with an average exercise price of $8.75 (2005 - $10.56) to purchase the Company's common stock were issued to certain advisors and strategic partners of the Company. The Company has calculated the fair value of these options to non-employees on the date of grant to be $0.1 million (2005 - $0.1 million), using a Binomial option-pricing model with the following underlying assumptions:

                                                        THREE MONTHS ENDED
                                                              MARCH 31,
                                                     -------------------------
                                                         2006          2005
                                                     ----------     ----------
         Risk-free interest rate                           4.60%         3.89%
         Expected option life                        5 - 7 years       5 years
         Volatility                                          60%           62%
         Dividend yield                                       0%            0%

         In the first quarter of 2006, the Company has recorded a charge of $0.1 million (2005 - $0.1 million) to film cost of sales related to these non-employee stock options.

         There were no warrants issued in the first quarter of 2006 (2005 - nil). 550,000 warrants were issued in 2003. In the first quarter of 2005, 80,872 common shares were issued upon exercise of 200,000 warrants. All remaining warrants have either expired or have been cancelled.

(b)      EARNINGS (LOSS) PER SHARE

         Reconciliations of the numerators and denominators of the basic and diluted per-share computations, are comprised of the following:

                                                                                           THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                       ---------------------------
                                                                                           2006           2005
                                                                                       ------------   ------------
         Net earnings applicable to common shareholders:
         Net earnings (loss)                                                           $     (5,821)  $      1,196
                                                                                       ============   ============

         Weighted average number of common shares (000's):
         Issued and outstanding, beginning of period                                         40,213         39,447
         Weighted average number of shares issued during the period                              12            110
                                                                                       ------------   ------------
         Weighted average number of shares used in computing basic
              earnings (loss) per share                                                      40,225         39,557
         Assumed exercise of stock options, net of shares assumed repurchased                    --          2,363
                                                                                       ------------   ------------
         Weighted average number of shares used in computing diluted
              earnings (loss) per share                                                      40,225         41,920
                                                                                       ============   ============

         The calculation of diluted earnings per share for the first quarter of 2006 excludes common shares issuable upon exercise of options as the impact of these exercises and conversions would be antidilutive.

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

         There has been no change in the basis of measurement of segment profit or loss from the Company's most recent annual report on form 10-K for the year ended December 31, 2005. Inter-segment transactions are not significant.

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                   ----------------------------
                                                         2006          2005
                                                   -------------  -------------
         REVENUE
         IMAX systems                              $       9,398  $      22,113
         Films                                             6,521          4,947
         Theater operations                                3,657          3,816
         Other                                               842            492
                                                   -------------  -------------
         TOTAL                                     $      20,418  $      31,368
                                                   =============  =============

         EARNINGS (LOSS) FROM OPERATIONS
         IMAX systems                              $       2,387  $      12,559
         Films                                            (1,052)          (871)
         Theater operations                                   66           (246)
         Corporate and other                              (7,131)        (6,562)
                                                   -------------  -------------
         TOTAL                                     $      (5,730) $       4,880
                                                   =============  =============

14.      DISCONTINUED OPERATIONS

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

(b)      DIGITAL PROJECTION INTERNATIONAL

         Effective December 11, 2001, the Company completed the sale of its wholly-owned subsidiary, Digital Projection International, including its subsidiaries (collectively, "DPI"), to a company owned by members of DPI management. As part of the transaction, the Company restructured its advances to DPI, releasing DPI from obligations to repay any amounts in excess of $12.7 million previously advanced by the Company, and reorganized the remaining $12.7 million of debt owing to the Company into two separate loan agreements. The loans receivable were collateralized by fixed and floating charges over all DPI assets including intellectual properties. One of the loans was convertible, upon the occurrence of certain events, into shares representing 49% of the total share capital of DPI related to these loans. On December 29, 2005, the Company and DPI entered into an agreement to settle the remaining loans in exchange for a payment of $3.5 million. During the first quarter of 2006, the Company recognized $2.3 million (2005 - $0.2 million) in income from discontinued operations. The other tranche of $1.2 million had previously been recognized in 2005.

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


14.      DISCONTINUED OPERATIONS (cont'd)

(c)      CONSOLIDATED STATEMENT OF OPERATIONS FOR DPI

         The net earnings from discontinued operations summarized in the Consolidated Statements of Operations, for the periods ended March 31, were comprised of the following:

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                        -----------------------
                                                            2006        2005
                                                        -----------  ----------
         Net earnings from discontinued operations      $     2,300  $      240
                                                        ===========  ==========

15.      DEFINED BENEFIT PLAN

         The Company has an unfunded U.S. defined benefit pension plan covering its two Co-Chief Executive Officers. The plan provides for a lifetime retirement benefit from age 55 determined as 75% of the member's best average 60 consecutive months of earnings during the 120 months preceding retirement.

         Under the original terms of the plan, once benefit payments begin, the benefit is indexed annually to the cost of living and further provides for 100% continuance for life to the surviving spouse. On March 8, 2006, the Company and the Co-Chief Executives negotiated an amendment to the plan. Under the terms of the plan amendment, the cost of living adjustment and surviving spouse benefits previously owed to the Co-Chief Executive Officers are each reduced by 50%, subject to a recoupment of a percentage of such benefits upon a change of control of the Company, and the net present value of the reduced pension benefit payments is accelerated and paid out upon a change of control of the Company. The benefits were 50% vested as of July 2000, the plan initiation date. The vesting percentage increases on a straight-line basis from inception until age 55. The vesting percentage of a member whose employment terminates other than by voluntary retirement or upon a change in control shall be 100%, though, as of March 31, 2006, one of the Co-Chief Executives was approximately 78% vested and the other Co-Chief Executive was approximately 96% vested. The fiscal 2006 expense was remeasured as of March 8, 2006 to reflect the plan changes adopted.

         The following assumptions were used in determining the obligation and cost status of the Company's defined benefit pension plan at the plan measurement dates of:

                                                                        MARCH 8,             DECEMBER 31,
                                                                         2006                    2005
                                                                   -----------------       ----------------
         Discount rate                                                         5.18%                  5.50%
         Lump sum interest rate:
            First 20 years                                                     5.70%                    N/A
            Thereafter                                                         4.75%                    N/A

         Form of payment:                                                                    100% Joint and
                                                                   Modified lump sum       survivor annuity

         Cost of living adjustment on benefits                                 1.20%                  2.40%
         Rate of increase in qualifying compensation levels                     nil%                   nil%

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)

15.      DEFINED BENEFIT PLAN (cont'd)

         The amounts accrued for the plan are determined as follows:

                                                                          THREE MONTHS ENDED
                                                                            MARCH 31, 2006
                                                                         -------------------
         Projected benefit obligation:
           Obligation, beginning of period                               $            31,064
           Service cost                                                                  457
           Interest cost                                                                 362
           Actuarial gain                                                             (8,645)
                                                                         -------------------
           Obligation, end of period                                     $            23,238
                                                                         ===================
         Unfunded status:
           Obligation, end of period                                     $            23,238
           Unrecognized gain relating to prior service cost                            2,411
           Unrecognized actuarial (loss)                                                 (21)
                                                                         -------------------
           Accrued pension liability                                     $            25,628
                                                                         ===================

         The following table provides disclosure of pension expense for the defined benefit plan for the periods ended March 31:

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                        ------------------------
                                                           2006          2005
                                                        ----------   -----------
         Service cost                                   $      457   $       604
         Interest cost                                         362           390
         Amortization of prior service cost                    153           349
                                                        ----------   -----------
         Pension expense                                $      972   $     1,343
                                                        ==========   ===========

         The accumulated benefit obligation for the defined benefit plan was $23.2 million at March 31, 2006 and $31.1 million at December 31, 2005.

         No contributions are expected to be made for the plan during 2006.

         As a result of the pension plan amendment, an adjustment to the unrecognized actuarial losses of $2.8 million and unrecognized prior service cost of $3.4 million was recorded in comprehensive income
         (loss) and other assets.

         The following benefit payments are expected to be made as per the current plan assumptions and the terms of the Plan in each of the next five years, and in the aggregate over the five years thereafter:

                    2006                                     $        --
                    2007                                             995
                    2008                                           1,007
                    2009                                           1,019
                    2010                                          29,505(1)
                    2011 to 2015                                      --

         (1) One of the Co-Chief Executive Officers is currently entitled to benefit payments subsequent to 2010 as a life annuity, subject to an elective right to a lump sum payment in 2010. The pension plan assumptions assume the election of a lump sum payment.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)


15.      DEFINED BENEFIT PLAN (cont'd)

         At the time the Company established the defined benefit pension plan, it also took out life insurance policies on its two Co-Chief Executive Officers with coverage amounts of $21.5 million in aggregate. The Company intends to use the proceeds of life insurance policies taken on its Co-Chief Executive Officers to be applied towards the benefits due and payable under the plan, although there can be no assurance that the Company will ultimately do so. At March 31, 2006, the cash surrender value of the insurance policies is $3.5 million (December 31, 2005 - $3.3 million) and has been included in other assets.

16.      SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

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


16.      SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Balance Sheets as at March 31, 2006:

                                                  IMAX         GUARANTOR           NON-        ADJUSTMENTS     CONSOLIDATED
                                               CORPORATION    SUBSIDIARIES       GUARANTOR         AND             TOTAL
                                                                               SUBSIDIARIES   ELIMINATIONS
ASSETS
Cash and cash equivalents                     $     13,167   $        8,651  $         205   $         --    $      22,023
Short-term investments                               8,257               --             --             --            8,257
Accounts receivable                                 21,965            2,154            263             --           24,382
Financing receivables                               60,226            2,055             --             --           62,281
Inventories                                         30,734              237             79             --           31,050
Prepaid expenses                                     3,310              600             86             --            3,996
Intercompany receivables                            15,664           34,836         11,129        (61,629)              --
Film assets                                          3,578               --             --             --            3,578
Fixed assets                                        24,476            1,299              2             --           25,777
Other assets                                         7,873               --             --             --            7,873
Deferred income taxes                                7,554                4             --             --            7,558
Goodwill                                            39,027               --             --             --           39,027
Other intangible assets                              2,600               --             --             --            2,600
Investments in subsidiaries                         32,284               --             --        (32,284)              --
                                              ------------   --------------  -------------   ------------    -------------
    Total assets                              $    270,715   $       49,836  $      11,764   $    (93,913)   $     238,402
                                              ============   ==============  =============   ============    =============

LIABILITIES
Accounts payable                                     2,452            3,134             --             --            5,586
Accrued liabilities                                 48,727            1,891            200             --           50,818
Intercompany payables                               43,801           39,792          6,566        (90,159)              --
Deferred revenue                                    42,142            5,295             50             --           47,487
Senior Notes due 2010                              160,000               --             --             --          160,000
                                              ------------   --------------  -------------   ------------    -------------
    Total liabilities                              297,122           50,112          6,816        (90,159)         263,891
                                              ------------   --------------  -------------   ------------    -------------

SHAREHOLDER'S DEFICIT
Common stock                                       121,928               --            117           (117)         121,928
Other equity/Additional paid in
    capital/Contributed surplus                      1,093           46,960             --        (45,926)           2,127
Deficit                                           (150,666)         (46,622)         4,831         42,289         (150,168)
Accumulated other comprehensive income
    (loss)                                           1,238             (614)            --             --              624
                                              ------------   --------------  -------------   ------------    -------------
    Total shareholders' equity (deficit)      $    (26,407)  $         (276) $       4,948   $     (3,754)   $     (25,489)
                                              ------------   --------------  -------------   ------------    -------------
    Total liabilities & shareholders'
    equity (deficit)                          $    270,715   $       49,836  $      11,764   $    (93,913)   $     238,402
                                              ============   ==============  =============   ============    =============


    In certain Guarantor Subsidiaries, accumulated losses have exceeded the original investment balance. As a result of applying equity accounting, the parent company has consequently reduced intercompany receivable balances with respect to these Guarantor Subsidiaries in the amounts of $28.6 million as at March 31, 2006.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)


16.      SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Balance Sheets as at December 31, 2005:

                                                  IMAX         GUARANTOR          NON-         ADJUSTMENTS     CONSOLIDATED
                                               CORPORATION    SUBSIDIARIES      GUARANTOR         AND             TOTAL
                                                                              SUBSIDIARIES    ELIMINATIONS
ASSETS
Cash and cash equivalents                     $    17,402    $     6,728     $         194   $         --    $      24,324
Short-term investments                              8,171             --                --             --            8,171
Accounts receivable                                23,828          2,045               292             --           26,165
Financing receivables                              60,950          2,056                --             --           63,006
Inventories                                        27,973            239                82             --           28,294
Prepaid expenses                                    3,162            575                88             --            3,825
Inter-company receivables                          14,057         31,929            11,043        (57,029)              --
Film assets                                         3,329             --                --             --            3,329
Fixed assets                                       25,403          1,374                 3             --           26,780
Other assets                                       11,618             --                --             --           11,618
Deferred income taxes                               6,171             --                --             --            6,171
Goodwill                                           39,027             --                --             --           39,027
Other intangible assets                             2,701             --                --             --            2,701
Investments in subsidiaries                        31,833             --                --        (31,833)              --
                                              -----------    -----------     -------------   ------------    -------------
    Total assets                              $   275,625    $    44,946     $      11,702   $    (88,862)   $     243,411
                                              ===========    ===========     =============   ============    =============

LIABILITIES
Accounts payable                                    4,915          2,017                 3             --            6,935
Accrued liabilities                                52,978          1,965               179             --           55,122
Inter-company payables                             42,766         36,088             6,466        (85,320)              --
Deferred revenue                                   38,927          5,330               140             --           44,397
Senior Notes due 2010                             160,000             --                --             --          160,000
                                              -----------    -----------     -------------   ------------    -------------
    Total liabilities                             299,586         45,400             6,788        (85,320)         266,454
                                              -----------    -----------     -------------   ------------    -------------

SHAREHOLDER'S DEFICIT
Capital stock                                     121,674             --               117           (117)         121,674
Other equity/Additional paid in
capital/Contributed surplus                           724         46,960                --        (45,926)           1,758
Deficit                                          (144,845)       (46,800)            4,797         42,501         (144,347)
Accumulated other comprehensive income
    (loss)                                         (1,514)          (614)               --             --           (2,128)
                                              -----------    -----------     -------------   ------------    -------------
    Total shareholders' equity (deficit)      $   (23,961)   $      (454)    $       4,914   $     (3,542)   $     (23,043)
                                              -----------    -----------     -------------   ------------    -------------
    Total liabilities & shareholders'
    equity (deficit)                          $   275,625    $    44,946     $      11,702   $    (88,862)   $     243,411
                                              ===========    ===========     =============   ============    =============


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


16.      SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Operations for the three months ended March 31, 2006:

                                                  IMAX         GUARANTOR         NON-         ADJUSTMENTS     CONSOLIDATED
                                               CORPORATION    SUBSIDIARIES     GUARANTOR          AND            TOTAL
                                                                              SUBSIDIARIES   ELIMINATIONS
REVENUE
IMAX systems                                  $      9,024   $         259   $         194   $         (79)  $       9,398
Films                                                5,336           1,984               1            (800)          6,521
Theater operations                                     224           3,462              --             (29)          3,657
Other                                                  840              --               2              --             842
                                              ------------   -------------   -------------   -------------   -------------
                                                    15,424           5,705             197            (908)         20,418
COST OF GOODS AND SERVICES                           9,872           5,349              80            (908)         14,393
                                              ------------   -------------   -------------   -------------   -------------
GROSS MARGIN                                         5,552             356             117              --           6,025

Selling, general and administrative expenses        10,245             178              82              --          10,505
Research and development                               915              --              --              --             915
Amortization of intangibles                            192              --              --              --             192
Loss (income) from equity-accounted
    investees                                         (212)             --              --             212              --
Receivable provisions, net of (recoveries)             143              --              --              --             143
                                              ------------   -------------   -------------   -------------   -------------
EARNINGS (LOSS) FROM OPERATIONS                     (5,731)            178              35            (212)         (5,730)

Interest income                                        253              --              --              --             253
Interest expense                                    (4,174)             --              --              --          (4,174)
                                              ------------   -------------   -------------   -------------   -------------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS BEFORE INCOME TAXES                  (9,652)            178              35            (212)         (9,651)
Recovery of (provision for) income taxes             1,531              --              (1)             --           1,530
                                              ------------   -------------   -------------   -------------   -------------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS                                      (8,121)            178              34            (212)         (8,121)
Net earnings from discontinued operations            2,300              --              --              --           2,300
                                              ------------   -------------   -------------   -------------   -------------
NET EARNINGS (LOSS)                           $     (5,821)  $         178   $          34   $        (212)  $      (5,821)
                                              ============   =============   =============   =============   =============

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


16.      SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Operations for the three months ended March 31, 2005:

                                                  IMAX         GUARANTOR          NON-        ADJUSTMENTS     CONSOLIDATED
                                               CORPORATION    SUBSIDIARIES      GUARANTOR         AND            TOTAL
                                                                              SUBSIDIARIES   ELIMINATIONS
REVENUE
IMAX systems                                  $      21,688  $         305   $         228   $        (108)  $      22,113
Films                                                 3,651          1,790               9            (503)          4,947
Theater operations                                      226          3,617              --             (27)          3,816
Other                                                   468             --              24              --             492
                                              -------------  -------------   -------------   -------------   -------------
                                                     26,033          5,712             261            (638)         31,368
COST OF GOODS AND SERVICES                           10,249          5,522              90            (638)         15,223
                                              -------------  -------------   -------------   -------------   -------------
GROSS MARGIN                                         15,784            190             171              --          16,145

Selling, general and administrative expenses          9,871            214             158              --          10,243
Research and development                                653             --              --              --             653
Amortization of intangibles                             157             --              --              --             157
Loss (income) from equity-accounted
    investees                                            13             --              --             (13)             --
Receivable provisions (recoveries), net                 212             --              --              --             212
                                              -------------  -------------   -------------   -------------   -------------
EARNINGS (LOSS) FROM OPERATIONS                       4,878            (24)             13              13           4,880

Interest income                                         214             --              --              --             214
Interest expense                                     (4,195)            (2)             --              --          (4,197)
                                              -------------  -------------   -------------   -------------   -------------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS BEFORE INCOME TAXES                      897            (26)             13              13             897
Recovery of income taxes                                 59             --             --               --              59
                                              -------------  -------------   -------------   -------------   -------------
NET EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS                                          956            (26)             13              13             956
Net earnings from discontinued operations               240             --              --              --             240
                                              -------------  -------------   -------------   -------------   -------------
NET EARNINGS (LOSS)                           $       1,196  $         (26)  $          13   $          13   $       1,196
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

Supplemental Consolidating Statements of Cash Flows for the three months ended March 31, 2006:

                                                      IMAX          GUARANTOR          NON-        ADJUSTMENTS     CONSOLIDATED
                                                   CORPORATION    SUBSIDIARIES      GUARANTOR          AND             TOTAL
                                                                                   SUBSIDIARIES    ELIMINATIONS
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net earnings (loss)                               $      (5,821)    $      178     $       34      $     (212)    $   (5,821)
    Net (earnings) from discontinued operations          (2,300)            --             --              --         (2,300)
Items not involving cash:
    Depreciation and amortization                         3,768            132              1              --          3,901
    Write-downs                                             143                            --              --            143
    Loss (income) from equity-accounted
          investees                                        (212)            --             --             212             --
    Change in deferred income taxes                      (1,383)            (4)            --              --         (1,387)
    Stock and other non-cash compensation                 1,603             --             --              --          1,603
    Non-cash foreign exchange loss                          (29)            --             --              --            (29)
      Interest on short-term investments                    (85)            --             --              --            (85)
Investment in film assets                                (2,292)            --             --              --         (2,292)
Changes in other non-cash operating assets and
    liabilities                                          (1,022)         1,658            (11)             --            625
                                                  -------------     ----------     ----------      ----------     ----------
Net cash provided by (used in)
    operating activities                                 (7,630)         1,964             24              --         (5,642)
                                                  -------------     ----------     ----------      ----------     ----------


INVESTING ACTIVITIES
Purchases of short-term investments                      (4,098)            --             --              --         (4,098)
Proceeds from maturities of short-term
    investments                                           4,097                                                        4,097
Purchase of fixed assets                                    (35)           (57)            --              --            (92)
Increase in other assets                                   (187)            --             --              --           (187)
Increase in other intangible assets                         (91)            --             --              --            (91)
                                                  -------------     ----------     ----------      ----------     ----------
Net cash used in investing activities                      (314)           (57)            --              --           (371)
                                                  -------------     ----------     ----------      ----------     ----------

FINANCING ACTIVITIES
Common shares issued                                        254             --             --              --            254
                                                  -------------     ----------     ----------      ----------     ----------
Net cash provided by financing activities                   254                            --              --            254
                                                  -------------     ----------     ----------      ----------     ----------

Effects of exchange rate changes on cash                    (38)            16            (13)             --            (35)
                                                  -------------     ----------     ----------      ----------     ----------

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS FROM CONTINUING OPERATIONS                (7,728)         1,923             11              --         (5,794)
Cash provided by investing activities from
    discontinued operations                               3,493             --             --              --          3,493
                                                  -------------     ----------     ----------      ----------     ----------
INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS, DURING THE PERIOD                       (4,235)         1,923             11              --         (2,301)

Cash and cash equivalents, beginning of period           17,402          6,728            194              --         24,324
                                                  -------------     ----------     ----------      ----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD          $      13,167     $    8,651     $      205      $       --     $   22,023
                                                  =============     ==========     ==========      ==========     ==========

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


16.      SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Cash Flows for the three months ended March 31, 2005:

                                                        IMAX         GUARANTOR        NON-         ADJUSTMENTS   CONSOLIDATED
                                                     CORPORATION   SUBSIDIARIES     GUARANTOR         AND           TOTAL
                                                                                   SUBSIDIARIES    ELIMINATIONS
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net earnings (loss)                               $       1,196  $         (26) $          13   $          13  $       1,196
    Net (earnings) from discontinued operations            (240)            --             --              --           (240)
Items not involving cash:
    Depreciation and amortization                         3,453            131             --              --          3,584
    Write-downs                                             212             --             --              --            212
    Loss (income) from equity-accounted
      investees                                              13             --             --             (13)            --
    Change in deferred income taxes                        (136)            (4)            --              --           (140)
    Stock and other non-cash compensation                 1,231             --             --              --          1,231
    Non-cash foreign exchange loss                          201             --             --              --            201
    Interest on short-term investments                      (23)            --             --              --            (23)
Investment in film assets                                (2,151)            --             --              --         (2,151)
Changes in other non-cash operating assets and
    liabilities                                          (2,508)        (1,364)            99              --         (3,773)
                                                  -------------  -------------  -------------   -------------  -------------
Net cash provided by (used in)
    operating activities                                  1,248         (1,263)           112              --             97
                                                  -------------  -------------  -------------   -------------  -------------

INVESTING ACTIVITIES
Purchases of short-term investments                     (14,995)            --             --              --        (14,995)
Purchase of fixed assets                                   (107)          (164)            --              --           (271)
Increase in other assets                                   (187)            --             --              --           (187)
Increase in other intangible assets                        (167)            --             --              --           (167)
                                                  -------------  -------------  -------------   -------------  -------------
Net cash used in investing activities                   (15,456)          (164)            --              --        (15,620)
                                                  -------------  -------------  -------------   -------------  -------------

FINANCING ACTIVITIES
Common shares issued                                      1,267             --             --              --          1,267
                                                  -------------  -------------  -------------   -------------  -------------
Net cash provided by financing activities                 1,267             --             --              --          1,267
                                                  -------------  -------------  -------------   -------------  -------------

Effects of exchange rate changes on cash                    103            (39)             7              --             71
                                                  -------------  -------------  -------------   -------------  -------------

INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS, DURING THE PERIOD                      (12,838)        (1,466)           119              --        (14,185)

Cash and cash equivalents, beginning of period           23,683          5,058            223              --         28,964
                                                  -------------  -------------  -------------   -------------  -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD          $      10,845  $       3,592  $         342   $          --  $      14,779
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

(a)      STOCK-BASED COMPENSATION

         Under U.S. GAAP, prior to January 1, 2006, the Company accounted for stock-based compensation under the intrinsic value method set out in APB 25 and has made pro forma disclosures of net earnings (loss) and earnings (loss) per share as if the methodology prescribed by FAS 123 had been adopted. Under Canadian GAAP, the Company adopted the fair value provisions of CICA Section 3870, "Stock-based Compensation and Other Stock-based Payments" ("CICA Section 3870"), effective January 1, 2003. As of this date, stock options granted to employees or directors are recorded as an expense in the consolidated statement of operations and credited to other equity.

         Effective January 1, 2006, under U.S. GAAP, the Company adopted FAS 123R using the modified prospective transition method. The Company's Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of FAS 123R. In accordance with the modified prospective transition method, the Company's Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R. Stock-based compensation expense recognized under FAS 123R and under CICA Section 3870 for the three months ended March 31, 2006 is now aligned with each other and will be identical for all periods after January 1, 2006.

(b)      PENSION ASSET AND LIABILITIES

         Under U.S. GAAP, included in accrued liabilities is an unrecognized gain related to prior service costs resulting from the plan amendment of $2.4 million as at March 31, 2006 and unrecognized prior service costs of $6.4 million as at December 31, 2005. An amount of $nil as at March 31, 2006, and $3.6 million as at December 31, 2005 is included in other assets, representing unrecognized prior service costs. In addition, under U.S. GAAP, an amount of less than $0.1 million as at March 31, 2006 and $2.8 million as at December 31, 2005 is recorded against accumulated other comprehensive income, resulting from an unrecognized actuarial loss. Under Canadian GAAP, the minimum pension liability, and the corresponding amounts recorded in other assets and accumulated other comprehensive income are not recorded.

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


17. SUMMARY OF SIGNIFICANT DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) IN THE UNITED STATES AND CANADA (cont'd)

         RECONCILIATION TO CANADIAN GAAP

         CONSOLIDATED STATEMENTS OF OPERATIONS

         The following is a reconciliation of net earnings (loss) reflecting the differences between U.S. and Canadian GAAP:

                                                                                          THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                      ---------------------------
                                                                                            2006           2005
                                                                                      -------------  ------------
         Net earnings (loss) in accordance with U.S. GAAP                             $     (5,821)  $      1,196
         Stock-based compensation(a)                                                            --   $       (529)
                                                                                      ------------   ============
         Net earnings (loss) in accordance with Canadian GAAP                         $     (5,821)  $        667
                                                                                      ============   ============

         Earnings (loss) per share (note 12):
         Earnings (loss) per share -- basic and diluted:
           Net earnings (loss) from continuing operations                             $      (0.20)  $        0.02
           Net earnings from discontinued operations                                  $       0.06   $          --
                                                                                      ------------   -------------
           Net earnings (loss)                                                        $      (0.14)  $        0.02
                                                                                      ============   =============

         CONSOLIDATED SHAREHOLDERS' EQUITY (DEFICIT)

         The following is a reconciliation of shareholders' equity (deficit) reflecting the difference between Canadian and U.S. GAAP:

                                                                                      MARCH 31,       DECEMBER 31,
                                                                                         2006             2005
                                                                                   -------------    ---------------
         Shareholders' equity (deficit) in accordance with U.S. GAAP               $     (25,489)   $       (23,043)
         Unrecognized actuarial loss(b)                                                       21              2,773
                                                                                   -------------    ---------------
         Shareholders' equity (deficit) in accordance with Canadian GAAP           $     (25,468)   $       (20,270)
                                                                                   =============    ===============

18.      FINANCIAL STATEMENT PRESENTATION

         Certain comparative figures have been reclassified to conform with the presentation adopted in the current year.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's principal business is the design, manufacture, sale and lease of projector systems for giant screen theaters for customers including commercial theaters, museums and science centers, and destination entertainment sites. In addition, the Company designs and manufactures high-end sound systems and produces and distributes large format films. There are 266 IMAX theaters operating in 36 countries worldwide as of March 31, 2006. IMAX Corporation is a publicly traded company listed on both the TSX and NASDAQ.

ACCOUNTING POLICIES AND ESTIMATES

The Company reports its results under United States Generally Accepted Accounting Principles ("U.S. GAAP"). Significant differences between United States and Canadian Generally Accepted Accounting Principles are summarized in note 17 of the Consolidated Financial Statements.

The preparation of these financial statements requires management to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates its estimates, including those related to accounts receivable, net investment in leases, inventories, fixed and film assets, investments, intangible assets, income taxes, contingencies and litigation. Management bases its estimates on historical experience, future expectations and other assumptions that are believed to be reasonable at the date of the financial statements. Actual results may differ from these estimates due to uncertainty involved in measuring, at a specific point in time, events which are continuous in nature. The Company's significant accounting policies are discussed in note 2 of the Consolidated Financial Statements in the Company's most recent annual report on Form 10-K for the year ended December 31, 2005, and are summarized below.

CRITICAL ACCOUNTING POLICIES

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

OVERVIEW (cont'd)

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

OVERVIEW (cont'd)

CRITICAL ACCOUNTING POLICIES (cont'd)

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

SHORT-TERM INVESTMENTS

The Company has short-term investments, which generally have maturities of more than three months and less than one year from the date of purchase. The short-term investments are classified as held to maturity based on the Company's positive intent and ability to hold the securities to maturity. The Company invests primarily in Canadian and U.S. government securities and commercial paper rated "A1+" by Standard & Poor's and these investments are stated at amortized cost, which approximates fair market value. Income related to these securities is reported as a component of interest income. At March 31, 2006, the Company had $2.0 million (2005 - $2.1 million) invested in U.S. government securities, $6.3 million (2005 - $6.1 million) in Canadian government securities.

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

OVERVIEW (cont'd)

CRITICAL ACCOUNTING POLICIES (cont'd)

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

PENSION PLAN ACTUARIAL ASSUMPTIONS

The Company's pension benefit obligations and related costs are calculated using actuarial concepts, within the framework of Statement of Financial Accounting Standards No. 87, "Employer's Accounting for Pensions". A critical assumption, the discount rate, is an important element of expense and/or liability measurement. The Company evaluates this critical assumption annually or when otherwise required to by accounting standards. Other assumptions include factors such as expected retirement, mortality, rate of compensation increase, and estimates of inflation.

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

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

OVERVIEW (cont'd)

CRITICAL ACCOUNTING POLICIES (cont'd)

TAX ASSET VALUATION

As at March 31, 2006, the Company had net deferred income tax assets of $7.6 million, comprised of tax credit carryforwards, net operating loss and capital loss carryforwards and other deductible temporary differences, which can be utilized to reduce either taxable income or taxes otherwise payable in future years. The Company's management assesses realization of these net deferred income tax assets based on all available evidence and has concluded that it is more likely than not that these net deferred income tax assets will be realized. Positive evidence includes, but is not limited to, the Company's historical earnings, projected future earnings, contracted sales backlog at March 31, 2006, and the ability to realize certain deferred income tax assets through loss and tax credit carryback strategies. If and when the Company's operations in some jurisdictions were to reach a requisite level of profitability or where the Company's future profitability estimates increase due to changes in positive evidence, the Company would reduce all or a portion of the applicable valuation allowance in the period when such determination is made. This would result in an increase to reported earnings and a decrease to the Company's effective tax rate in such period. However, if the Company's projected future earnings do not materialize, or if the Company operates at a loss in certain jurisdictions, or if there is a material change in actual effective tax rates or time period within which the Company's underlying temporary differences become taxable or deductible, the Company could be required to increase the valuation allowance against all or a significant portion of the Company's deferred tax assets resulting in a substantial increase to the Company's effective tax rate for the period of the change and a material adverse impact on its operating results for the period.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 VERSUS THREE MONTHS ENDED MARCH 31, 2005

The Company reported net loss from continuing operations before income taxes of $9.7 million or $0.24 per share on a diluted basis and net loss from continuing operations after taxes of $8.1 million or $0.20 per share on a diluted basis for the first quarter of 2006. For the first quarter of 2005 the Company reported net earnings from continuing operations before income taxes of $0.9 million or $0.02 per share on a diluted basis and net earnings from continuing operations after taxes of $1.0 million or $0.02 per share on a diluted basis.

REVENUE

The Company's revenues for the first quarter of 2006 decreased 34.9% to $20.4 million from $31.4 million in the same period last year.

Systems revenue decreased to $9.4 million in the first quarter of 2006 from $22.1 million in the first quarter of 2005, a decrease of 57.5%. The Company recognized revenue on three theater systems which qualified as either sales or sales-type leases in the first quarter of 2006 compared to five theater systems in the first quarter of 2005. Revenue from sales and leases decreased to $3.8 million in the first quarter of 2006 from $16.5 million in 2005, a decrease of 76.7%. This decrease was due to the decrease in the number and mix of system recognitions and a decrease in settlement revenues. The Company recognized $nil in settlement revenue during the first quarter of 2006, compared to $7.1 million in the same period in 2005.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

THREE MONTHS ENDED MARCH 31, 2006 VERSUS THREE MONTHS ENDED MARCH 31, 2005 (cont'd)

REVENUE (cont'd)

Two of the systems recognized in the first quarter of 2006 related to the sale of used theater systems to two customers which exercised an option to convert their leases into outright purchases compared to nil used systems in the same period of 2005.

Average revenue per sales and sales-type systems decreased due to the two used systems sold in the first quarter of 2006, compared to nil in the same period of 2005 and due to a difference in the mix of systems.

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                        -----------------------
                                                           2006         2005
                                                        ----------   ----------
Sales and Sales-type leases
IMAX 3D ..............................................           3            1
IMAX 3D SR ...........................................          --            3
IMAX MPX .............................................          --            1
                                                        ----------   ----------
                                                                 3            5
                                                        ==========   ==========


In addition, the Company installed and began recognizing revenue on one theater system that qualified as an operating lease in the first quarter of 2005 versus nil in the same period in 2006. The Company recognizes revenue on operating leases over the term of the leases.

The Company generally enters into multi-year system lease agreements with customers that typically contain customer payment obligations prior to the scheduled installation of the system. During the period of time between lease signing and system installation, certain customers each year generally are unable, or elect not, to proceed with system installation for a number of reasons, including business considerations, or the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the customer and the Company may enter into a consensual lease buyout, whereby the parties are released from their future obligations under the lease, the initial lease payments that the customer previously made to the Company are typically recognized as revenue and the geographic territory granted to the customer reverts to the Company. For this reason, the Company has a high degree of certainty of collecting a substantial value of a signed contract, either through the installation of a theater system or a consensual lease buyout. In addition, since the introduction of its new IMAX MPX theater system in 2003, the Company has agreed with several customers to terminate their existing lease agreements, which were in the Company's backlog, and sign new MPX system agreements. The Company did not recognize any settlement revenue during the first quarter of 2006 compared to $7.1 million for the same period in 2005. The settlement amounts recognized in the first quarter of 2005 are detailed as follows: $0.2 million related to MPX conversion agreements and $6.9 million related to consensual lease buyouts. The Company anticipates that, while MPX conversion agreements may continue as MPX systems continue to prove popular with commercial customers, overall revenue from consensual lease buyouts and terminations of agreements by customer default will likely continue to decrease throughout 2006 in comparison to 2005.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

THREE MONTHS ENDED MARCH 31, 2006 VERSUS THREE MONTHS ENDED MARCH 31, 2005 (cont'd)

REVENUE (cont'd)

Ongoing rental revenue decreased slightly by 1.7% in the first quarter of 2006 compared to the same period in 2005. Maintenance revenue remained consistent at $3.5 million in both the first quarters of 2006 and 2005. The Company expects to see an increase throughout 2006 compared to 2005 in both ongoing rent and maintenance revenue as the Company's theater network continues to grow in 2006.

Film revenues increased to $6.5 million in the first quarter of 2006 from $4.9 million in the first quarter of 2005, due primarily to an increase in film distribution and film production revenues. Film distribution revenues increased to $3.4 million in the first quarter of 2006 from $2.1 million in the first quarter of 2005, an increase of 66.7%, and film production revenues increased to $0.5 million in the first quarter of 2006 from $0.1 million in the first quarter of 2005, both increases primarily due to the production and release of Deep Sea 3D in March 2006 and the continued performance of Magnificent Desolation:
Walking on the Moon 3D released in September 2005. Film post-production revenues increased slightly to $1.5 million in the first quarter of 2006 from $1.4 million in the first quarter of 2005. IMAX DMR revenues, which are revenues to the Company generated from the gross box office performance of IMAX DMR films, decreased by 26.9% in the first quarter of 2006. The decrease in DMR revenue is due primarily to the success of The Polar Express: The IMAX 3D Experience, released in November 2004, which led to a stronger box office performance in the first quarter of 2005 compared to the same period in 2006, and due to the March 2005 release of Robots: The IMAX Experience. This decrease is partially offset by the success of Harry Potter and the Goblet of Fire: The IMAX Experience released in November 2005.

The Company believes it will continue to see higher film revenues in 2006 due to the increase in the number of new films expected to be released during the year. The Company intends to release in conjunction with studios at least seven new films in 2006 including the already released V for Vendetta: The IMAX Experience (March 2006) and Deep Sea 3D (March 2006), and the still to be released
Poseidon: The IMAX Experience (May 2006), Superman Returns: An IMAX 3D Experience (June 2006), The Ant Bully: An IMAX 3D Experience (August 2006), Open
Season: An IMAX 3D Experience (September 2006), and Happy Feet: An IMAX 3D Experience (November 2006).

Theater operations revenue decreased slightly to $3.7 million in the first quarter of 2006 from $3.8 million in the first quarter of 2005, due to a decrease in average ticket prices of 3.0% and a slight decrease in attendance of 3.3% due primarily to the success of the IMAX 3D version of The Polar Express:
The IMAX 3D Experience, in the first quarter of 2005. Although a decrease in the first quarter of 2006, the Company believes it will see higher attendance rates in 2006 compared to the prior year due to the Company's 2006 film slate.

Other revenue increased to $0.8 million in the first quarter of 2006 compared to $0.5 million in the same period in 2005, largely due to an increase in the Company's after market sales. Other revenue primarily includes revenue generated from the Company's camera and rental business and after market sales of projection system parts.

Based on the Company's expectation of the remaining 2006 system installations and its films to be released throughout the remainder of 2006, the Company believes it will see higher revenues in 2006 in comparison to 2005.

GROSS MARGIN

Gross margin in the first quarter of 2006 was $6.0 million, or 29.5% of total revenue, compared to $16.1 million, or 51.5% of total revenue in the first quarter of 2005.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

THREE MONTHS ENDED MARCH 31, 2006 VERSUS THREE MONTHS ENDED MARCH 31, 2005 (cont'd)

GROSS MARGIN (cont'd)

Systems margins declined in the first quarter of 2006 by $10.0 million or 66.2%. Average gross margin on sales and sales-type lease of projection systems decreased in the first quarter of 2006 versus the same period in 2005 by 43.6%, primarily due to the decline in the number of system recognitions and a change in the mix of recognitions as two customers exercised an option to convert their leases into outright purchases compared to nil in the same period of 2005. In addition, the Company recognized $nil in settlement gross margin in the first quarter of 2006 compared to $7.1 million in the same period of 2005. The settlement amounts recognized in 2005 are detailed as follows: $0.2 million related to MPX conversion agreements and $6.9 million related to consensual lease buyouts.

The Company's film gross margin decreased in the first quarter of 2006 by $0.1 million. Film distribution margin decreased by $0.1 million primarily due to decreased activity from the Company's 15/70 library to which the Company has distribution rights. The Company's DMR gross margin decreased slightly by $0.3 million due to a lower performance of DMR pictures in the current year and post-production gross margin increased slightly by $0.3 million.

The Company's owned and operated theater gross margin increased by $0.3 million in the first quarter of 2006 compared to the same period in 2005 primarily as a result of lower rental fees for films in 2006.

Other gross margin decreased by $0.3 million in the first quarter of 2006, primarily due to a sales tax refund received in the first quarter of 2005.

The Company anticipates higher gross margins for the full year of 2006 in comparison to 2005, due to a combination of higher system installations and DMR film releases, as commercial exhibitors continue to install new projection systems in their multiplexes.

OTHER

Selling, general and administrative expenses were $10.5 million in the first quarter of 2006 versus $10.2 million in the same period of 2005. Legal fees for the first quarter of 2006 decreased by $0.4 million due to a reduction in the number of outstanding legal matters in which the Company is involved. Professional fees increased by $0.3 million as the Company incurred costs to implement the accounting for Financial Accounting Standards No. 123, "Share-Based Payment," ("FAS 123R") to pay the fees of the independent compensation and legal advisers that advised the Company on the modification of its pension plan. Moreover, additional professional fees and other expenses were incurred in connection with the Company's process of seeking strategic alternatives, including a potential sale. In addition, the Company expensed $0.3 million for stock options granted in accordance with the adoption of FAS 123R. Other non-cash stock-based compensation increased by $0.3 million in the first quarter of 2006 due to changes in the Company's share price. Offsetting these increases, the Company also amended its executive pension plan on March 8, 2006 to reduce certain benefits, resulting in a savings of $0.4 million in compensation expense for the first quarter of 2006 compared to the previous year quarter. The Company recorded a foreign exchange gain of less than $0.1 million in the first quarter of 2006 compared to a loss of $0.3 million in the first quarter of 2005. The Company records foreign exchange translation gains and losses primarily on a portion of its financing receivable balances which are denominated in Canadian dollars, Euros and Japanese Yen.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

THREE MONTHS ENDED MARCH 31, 2006 VERSUS THREE MONTHS ENDED MARCH 31, 2005 (cont'd)

OTHER (cont'd)

Receivable provisions net of recoveries for accounts receivable amounted to a net provision of $0.1 million in the first quarter of 2006 compared to a net provision of $0.3 million in the first quarter of 2005. The Company recorded a net recovery of $0.1 million in the first quarter of 2005 on financing receivables due to favorable outcomes on lease amendments.

Interest income increased to $0.3 million in the first quarter of 2006 from $0.2 million in the first quarter of 2005, primarily due to higher average short-term investments balance and overall higher yields.

Interest expense remained consistent at $4.2 million in the first quarters of 2006 and 2005. Included in interest expense is the amortization of deferred finance costs in the amount of $0.2 million in the first quarters of 2006 and 2005 relating to the Senior Notes due 2010. The Company's policy is to defer and amortize all the costs relating to a debt financing over the life of the debt instrument.

INCOME TAXES

The Company's effective tax rate differs from the statutory tax rate and will vary from year to year primarily as a result of numerous permanent differences, investments and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or reductions in the year, changes in the Company's valuation allowance based on the Company's recoverability assessments of deferred tax assets, and favorable or unfavorable resolution of various tax examinations. The income tax expense for the quarter is calculated by applying the estimated average annual effective tax rate of approximately 10% for the 2006 year to quarterly pre-tax income. As of March 31, 2006, the Company had a gross deferred income tax asset of $48.4 million, against which the Company is carrying a $40.8 million valuation allowance. In the quarter the Company favorably resolved a provincial income tax audit resulting in the release of related tax reserves of $0.5 million to the income tax recovery for the period.

RESEARCH AND DEVELOPMENT

Research and development expenses increased to $0.9 million in the first quarter of 2006, compared to $0.7 million in 2005. The expenses primarily reflect research and development activities pertaining to the Company's new IMAX digitally-based theater projection system. Through research and development, the Company continues to design and develop cinema-based equipment, software and other technologies to enhance its product offering, including the continued enhancement of a method of generating stereoscopic (3D) imaging data from a monoscopic (2D) source. The Company believes that the motion picture industry will be affected by the development of digital technologies, particularly in the areas of content creation (image capture), post-production (editing and special effects), digital re-mastering distribution and display. Consequently, the Company has made significant investments in digital technologies, including the development of proprietary, patent-pending technology such as a digitally-based projection system, as well as technologies to digitally enhance image resolution and quality of motion picture films, and convert monoscopic (2D) to stereoscopic
(3D) images. The Company also holds a number of patents, patents pending and intellectual property rights in these areas. In addition, the Company holds numerous digital patents in the large-format field of use.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

THREE MONTHS ENDED MARCH 31, 2006 VERSUS THREE MONTHS ENDED MARCH 31, 2005 (cont'd)

DISCONTINUED OPERATIONS

On December 23, 2003, the Company closed its owned and operated Miami IMAX theater. The Company abandoned or removed all of its assets from the theater in the first quarter of 2004. The Company is involved in a legal proceeding with the landlord of the theater with respect to the amount owing to the landlord by the Company for lease and guarantee obligations. The amount of loss to the Company has been estimated as between $0.8 million and $2.3 million. The Company paid out $0.8 million with respect to amounts owing to the landlord during 2003 and 2004. As the Company is uncertain as to the outcome of the proceeding, no additional amount has been recorded. The Company recorded $nil in net earnings from discontinued operations related to Miami IMAX theater in the first quarters of 2006 and 2005.

Effective December 11, 2001, the Company completed the sale of its wholly-owned subsidiary, Digital Projection International, including its subsidiaries (collectively, "DPI"), to a company owned by members of DPI management. As part of the transaction, the Company restructured its advances to DPI, releasing DPI from obligations to repay any amounts in excess of $12.7 million previously advanced by the Company, and reorganized the remaining $12.7 million of debt owing to the Company into two separate loan agreements. The loans receivable were collateralized by fixed and floating charges over all DPI assets including intellectual properties. One of the loans was convertible, upon the occurrence of certain events, into shares representing 49% of the total share capital of DPI related to these loans. On December 29, 2005, the Company and DPI entered into an agreement to settle the remaining loans in exchange for a payment of $3.5 million. During the first quarter of 2006, the Company recognized $2.3 million (2005 - $0.2 million) in income from discontinued operations. The other tranche of $1.2 million had previously been recognized in 2005.

PENSION PLAN AMENDMENT

On March 8, 2006, the Company and the Co-Chief Executives negotiated an amendment to the unfunded U.S. defined benefit pension plan covering its two Co-Chief Executive Officers. Under the original terms of the plan, once benefit payments begin, the benefit is indexed annually to the cost of living and further provides for 100% continuance for life to the surviving spouse. Under the terms of the plan amendment, the cost of living adjustment and surviving spouse benefits previously owed to the Co-Chief Executive Officers are each reduced by 50%, subject to a recoupment of a percentage of such benefits upon a change of control of the Company, and the net present value of the reduced benefit payments is accelerated and paid out upon a change of control of the Company. The benefits were 50% vested as of July 2000, the plan initiation date. The vesting percentage increases on a straight-line basis from inception until age 55. The vesting percentage of a member whose employment terminates other than by voluntary retirement or upon change of control shall be 100%, though, as of March 31, 2006, one of the Co-Chief Executives was approximately 78% vested and the other Co-Chief Executive was approximately 96% vested.

EMPLOYEE STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted Financial Accounting Standards No. 123, "Share-Based Payment," ("FAS 123R") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors for employee stock options based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to FAS 123R. The Company has applied the provisions of SAB 107 in its adoption of FAS 123R.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

THREE MONTHS ENDED MARCH 31, 2006 VERSUS THREE MONTHS ENDED MARCH 31, 2005 (cont'd)

EMPLOYEE STOCK-BASED COMPENSATION (cont'd)

The Company adopted FAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective transition method, the Company's Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R. Stock-based compensation expense recognized under FAS 123R for the three months ended March 31, 2006 was $0.3 million. There was no stock-based compensation expense related to employee stock options recognized during the three months ended March 31, 2005.

FAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's Consolidated Statement of Operations. Prior to the adoption of FAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company's Consolidated Statement of Operations because the exercise price of the Company's stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized in the Company's Consolidated Statement of Operations for the three months ended March 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of FAS 123R. In conjunction with the adoption of FAS 123R, the Company changed its method of attributing the value of stock-based compensation to expense from a method which recognized the expense as the options vest to the straight-line single option method. Compensation expense for all share-based payment awards granted on or prior to January 1, 2006 will continue to be recognized using the historic method while compensation expense for all share-based payment awards granted subsequent to January 1, 2006 is recognized using the straight-line single-option method. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company's pro forma information required under FAS 123 for the periods prior to 2006, the Company also estimated forfeitures at the time of grant and revised, if necessary, in subsequent periods.

The Company utilizes a lattice-binomial option-pricing model ("binomial model") to determine the fair value of share-based payment awards. The fair value determined by the binomial model is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company's expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company's employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management's opinion, the binomial model best provides an accurate measure of the fair value of the Company's employee stock options. Although the fair value of employee stock options is determined in accordance with FAS 123R and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

LIQUIDITY AND CAPITAL RESOURCES

CREDIT FACILITY

On February 6, 2004, the Company entered into a loan agreement for a secured revolving credit facility (the "Credit Facility") The Credit Facility is a three-year revolving credit facility with yearly renewal options thereafter, permitting maximum aggregate borrowings of $20.0 million, subject to a borrowing base calculation which includes the Company's financing receivables, and certain reserve requirements and further reduced by outstanding letters of credit. The Credit Facility bears interest at Prime + 0.50% per annum or Libor + 2.25% per annum and is collateralized by a first priority security interest in all of the current and future assets of the Company. The Credit Facility contains typical affirmative and negative covenants, including covenants that restrict the Company's ability to: incur certain additional indebtedness; make certain loans, investments or guarantees; pay dividends; make certain asset sales; incur certain liens or other encumbrances; conduct certain transactions with affiliates and enter into certain corporate transactions. In addition, the Credit Facility contains customary events of default, including upon an acquisition or a change of control that has a material adverse effect on the Company's financial condition. The Credit Facility also requires the Company to maintain a minimum level of earnings before interest, taxes, depreciation and amortization, and cash collections.

CASH AND CASH EQUIVALENTS

As at March 31, 2006, the Company's principal sources of liquidity included cash and cash equivalents of $22.0 million, short-term investments of $8.3 million, the Credit Facility, trade accounts receivable of $24.4 million and anticipated collection from net investment in leases due in the next 12 months of $8.2 million. As at March 31, 2006, the Company has not drawn down on the Credit Facility, and has letters of credit for $9.2 million secured by the Credit Facility arrangement.

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

Cash used in operating activities amounted to $5.6 million for the period ended March 31, 2006. Changes in other non-cash operating assets as compared to December 31, 2005 include an increase of $2.8 million in inventories, a decrease of $0.8 million in financing receivables, a $0.4 million decrease in accounts receivable and a $0.2 million increase in prepaid expenses, which mostly relates to prepaid film print costs that will be expensed over the period to be benefited. Changes in other non-cash operating liabilities as compared to December 31, 2005 include an increase in deferred revenue of $3.1 million, a decrease in accounts payable of $1.3 million and an increase of $0.6 million in accrued liabilities. Included in accrued liabilities for the period ended March 31, 2006 were $23.2 million in respect of accrued pension obligations which are mostly long-term in nature.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

LIQUIDITY AND CAPITAL RESOURCES (cont'd)

CASH AND CASH EQUIVALENTS (cont'd)

Cash used in investing activities amounted to $0.4 million in the first three months of 2006, which includes purchases of short-term investments of $4.1 million, proceeds from maturities of short-term investments of $4.1 million, purchases of $0.1 million in fixed assets, an increase in other assets of $0.2 million and an increase in other intangible assets of $0.1 million.

Cash provided by financing activities in the first three months of 2006 amounted to $0.3 million, due to the issuance of common shares through the exercise of stock options.

The Company also received $3.5 million in cash on a note receivable from a discontinued operation.

Capital expenditures including the purchase of fixed assets and investments in film assets were $2.4 million for the first quarter of 2006.

Cash provided by operating activities amounted to $0.1 million for the period ended March 31, 2005. Changes in other non-cash operating assets and liabilities included an increase in deferred revenue of $3.7 million, and a decrease of $4.1 million in accrued liabilities. Cash used by investing activities for the first quarter of 2005 amounted to $15.6 million, primarily consisting of $15.0 million invested in short-term investments and $0.3 million invested in fixed assets. Cash provided by financing activities amounted to $1.3 million primarily due to the issuance of common shares through the exercise of stock options. Capital expenditures including the purchase of fixed assets net of sales proceeds and investments in film assets were $2.4 million for the first quarter of 2005.

LETTERS OF CREDIT AND OTHER COMMITMENTS

As at March 31, 2006, the Company has letters of credit of $9.2 million outstanding, of which the entire balance has been secured by the Credit Facility.

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

As at March 31, 2006, the Company had outstanding $159.0 million aggregate principal of Registered Senior Notes and $1.0 million aggregate principal of Unregistered Senior Notes.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

LIQUIDITY AND CAPITAL RESOURCES (cont'd)

PENSION OBLIGATIONS

The Company has a defined benefit pension plan covering its two Co-Chief Executive Officers. As at March 31, 2006, the Company had an unfunded and accrued projected benefit obligation of approximately $23.2 million (2005 - $31.1 million) in respect of this defined benefit pension plan. At the time the Company established the defined benefit pension plan, it also took out life insurance policies on its two Co-Chief Executive Officers with coverage amounts of $21.5 million in aggregate. The Company intends to use the proceeds of life insurance policies taken on its Co-Chief Executive Officers to be applied towards the benefits due and payable under the plan, although there can be no assurance that the Company will ultimately do so. As at March 31, 2006, the cash surrender value of the insurance policies is $3.5 million (December 31, 2005 - $3.3 million).

On March 8, 2006, the Company and the Co-Chief Executives negotiated an amendment to the plan. Under the terms of the plan amendment, the cost of living adjustment and surviving spouse benefits previously owed to the Co-Chief Executive Officers are each reduced by 50%, subject to a recoupment of a percentage of such benefits upon a change of control of the Company, and the net present value of the reduced pension benefit payments is accelerated and paid out upon a change of control of the Company. The benefits were 50% vested as of the plan initiation date. The vesting percentage increases on a straight-line basis from inception until age 55. The vesting percentage of a member whose employment terminates other than by voluntary retirement or upon change in control shall be 100%, though, as of March 31, 2006, one of the Co-Chief Executives was approximately 78% vested and the other Co-Chief Executive was approximately 96% vested.

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

                                IMAX CORPORATION

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

(a) In March 2005, the Company, together with Three-Dimensional Media Group, Ltd. ("3DMG"), filed a complaint in the U.S. District Court for the Central District of California, Western Division, against In-Three, Inc. ("In-Three") alleging patent infringement and seeking injunctive relief and damages. In April 2005, In-Three filed an answer denying infringement and asserting counterclaims that seek a declaratory judgment of non-infringement, invalidity and unenforceability of the patent in suit, and damages for alleged false advertising, false designation of origin, breach of contract, interference with prospective economic advantage and/or unfair competition. On March 13, 2006, the Company and In-Three entered into a settlement agreement, resolving all matters between the parties. On March 29, 2006, the Company and In-Three filed a joint motion for an order dismissing with prejudice all claims and counterclaims between the parties.

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

(d) In January 2004, the Company and IMAX Theater Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages of approximately $3.7 million before the International Court of Arbitration of the International Chambers of Commerce (the "ICC") with respect to the breach by Electronic Media Limited ("EML") of its December 2000 agreement with the Company. In June 2004, the Company commenced a related arbitration before the ICC against EML's affiliate, E-CITI Entertainment (I) PVT Limited ("E-Citi"), seeking $17.8 million as a result of E-Citi's breach of a September 2000 lease agreement. The arbitration hearing on both claims took place on November 16-18, 2005. On January 31, 2006, the ICC informed the parties that the liability stage of the proceedings was closed, and on February 1, 2006, the ICC issued an award finding unanimously in the Company's favor on all claims. The amount of damages awarded to the Company will be decided after a hearing scheduled for July 2006, and no amount has yet been recorded for these damages.

                                IMAX CORPORATION

ITEM 1.  LEGAL PROCEEDINGS (cont'd)

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


ITEM 1A. RISK FACTORS

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005.

                                IMAX CORPORATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of the Company's shareholders held on April 11, 2006, shareholders represented at the meeting: voted on the following matters:

Election of Directors

By a vote by way of show of hands, Neil S. Braun, Kenneth G. Copland and Garth
M. Girvan were elected as Class I directors of the Company for a term expiring in 2009. Management received proxies from the shareholders to vote for the three directors nominated for election as follows:

Director                                       Votes For        Votes Withheld
-------------------                            ----------       --------------
Neil S. Braun                                  33,527,658              403,615
Kenneth G. Copland                             33,524,867              406,406
Garth M. Girvan                                28,959,943            4,970,730

In addition to the foregoing directors, the following directors continued in office: David W. Leebron, Richard L. Gelfond, Bradley J. Wechsler and Marc A. Utay

Appointment of Auditor

By a vote by way of show of hands, PricewaterhouseCoopers, LLP ("PWC") were appointed auditors of the Company to hold office until the next annual meeting of shareholders and authorizing the directors to fix their remuneration. Management received proxies from the shareholders to vote for the re-appointment of PWC as follows:

                                               Votes For        Votes Withheld
                                               ----------       --------------
Appointment of Auditor                         33,629,178               55,677


ITEM 6.  EXHIBITS

(a)      EXHIBITS

31.1 Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002, dated May 9, 2006, by Bradley J. Wechsler.

31.2 Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002, dated May 9, 2006, by Richard L. Gelfond.

31.3 Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002, dated May 9, 2006, by Francis T. Joyce

32.1 Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, dated May 9, 2006, by Bradley J. Wechsler.

32.2 Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, dated May 9, 2006, by Richard L. Gelfond.

32.3 Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, dated May 9, 2006, by Francis T. Joyce

                                IMAX CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         IMAX CORPORATION


Date:  May 9, 2006                       By: /s/ Francis T. Joyce
                                             -----------------------------------
                                             Francis T. Joyce
                                             Chief Financial Officer
                                             (Principal Financial Officer)




Date:  May 9, 2006                       By: /s/  Kathryn A. Gamble
                                             -----------------------------------
                                             Kathryn A. Gamble
                                             Vice President, Finance, Controller
                                             (Principal Accounting Officer)