Form 10-Q
period 2006-06-30
IMAX CORP
filed 2006-08-09
CIK 921582

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

                                 Yes [X]  No  [ ]


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12B-2 of the Exchange Act.

   Large Accelerated Filer [ ] Accelerated Filer [X] Non-Accelerate Filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class                        Outstanding as of July 14, 2006
-----                        -------------------------------
Common stock, no par value              40,285,574

================================================================================

                                IMAX CORPORATION

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements............................................     3
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................    33
Item 3.  Quantitative and Qualitative Factors about Market Risk..........    54
Item 4.  Controls and Procedures.........................................    54

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...............................................    55
Item 1A. Risk Factors....................................................    56
Item 5.  Other Information...............................................    56
Item 6.  Exhibits........................................................    57
Signatures...............................................................    58

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

 IMAX(R), IMAX(R) Dome, IMAX(R) 3D, IMAX(R) 3D Dome, The IMAX Experience(R), An
  IMAX 3D Experience(R), IMAX DMR(R), IMAX MPX(R), IMAX think big(R) and think big(R) are trademarks and trade names of the Company or its subsidiaries that are registered or otherwise protected under laws of various jurisdictions.

                                IMAX CORPORATION

                                                                            PAGE
                                                                            ----
PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          The following Condensed Consolidated Financial Statements are filed as part of this Report:

          Condensed Consolidated Balance Sheets as at June 30, 2006 and
          December 31, 2005..............................................     4

          Condensed Consolidated Statements of Operations for the three
          and six month periods ended June 30, 2006 and 2005.............     5

          Condensed Consolidated Statements of Cash Flows for the six
          month periods ended June 30, 2006 and 2005.....................     6

          Notes to Condensed Consolidated Financial Statements...........     7

                                IMAX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
                         (in thousands of U.S. dollars)

                                                            JUNE 30,    DECEMBER 31,
                                                              2006          2005
                                                          -----------   ------------
                                                          (UNAUDITED)
ASSETS
Cash and cash equivalents                                  $  21,574     $  24,324
Short-term investments                                         8,351         8,171
Accounts receivable, net of allowance for doubtful
   accounts of $6,598 (2005 - $5,892)                         27,314        26,165
Financing receivables (note 3)                                65,355        63,006
Inventories (note 4)                                          29,680        28,294
Prepaid expenses                                               4,159         3,825
Film assets                                                    4,597         3,329
Fixed assets                                                  25,797        26,780
Other assets                                                   7,943        11,618
Deferred income taxes (note 11)                                7,775         6,171
Goodwill                                                      39,027        39,027
Other intangible assets                                        2,686         2,701
                                                           ---------     ---------
   Total assets                                            $ 244,258     $ 243,411
                                                           =========     =========
LIABILITIES
Accounts payable                                           $   7,024     $   6,935
Accrued liabilities (note 7(c))                               51,329        55,122
Deferred revenue                                              47,147        44,397
Senior Notes due 2010 (note 5)                               160,000       160,000
                                                           ---------     ---------
   Total liabilities                                         265,500       266,454
                                                           ---------     ---------
COMMITMENTS AND CONTINGENCIES (notes 7 and 8)

SHAREHOLDERS' EQUITY (DEFICIT)
Capital stock (note 12) Common shares - no par value
   Authorized - unlimited number. Issued and
   outstanding - 40,285,574 (2005 - 40,213,542)              121,960       121,674
Other equity                                                   2,808         1,758
Deficit                                                     (146,634)     (144,347)
Accumulated other comprehensive income (loss)                    624        (2,128)
                                                           ---------     ---------
   Total shareholders' deficit                               (21,242)      (23,043)
                                                           ---------     ---------
   Total liabilities and shareholders' equity (deficit)    $ 244,258     $ 243,411
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
                                   (UNAUDITED)

                                                           THREE MONTHS         SIX MONTHS
                                                          ENDED JUNE 30,      ENDED JUNE 30,
                                                        -----------------   -----------------
                                                          2006      2005      2006      2005
                                                        -------   -------   -------   -------
REVENUE
IMAX systems (note 9(a))                                $23,952   $20,308   $33,350   $42,421
Films                                                    12,171     5,301    18,692    10,248
Theater operations                                        4,051     4,198     7,708     8,014
Other                                                     1,224     1,071     2,066     1,563
                                                        -------   -------   -------   -------
                                                         41,398    30,878    61,816    62,246
COSTS OF GOODS AND SERVICES                              23,538    15,009    37,931    30,232
                                                        -------   -------   -------   -------
GROSS MARGIN                                             17,860    15,869    23,885    32,014
Selling, general and administrative expenses
   (note 9(b))                                            9,451     9,812    19,956    20,055
Research and development                                    664       886     1,579     1,539
Amortization of intangibles                                 132       160       324       317
Receivable provisions, net of (recoveries) (note 10)       (252)     (370)     (109)     (158)
                                                        -------   -------   -------   -------
EARNINGS FROM OPERATIONS                                  7,865     5,381     2,135    10,261
Interest income                                             280       284       533       498
Interest expense                                         (4,231)   (4,202)   (8,405)   (8,399)
                                                        -------   -------   -------   -------
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES                                           3,914     1,463    (5,737)    2,360
Recovery of (provision for) income taxes (note 11)         (380)     (538)    1,150      (479)
                                                        -------   -------   -------   -------
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS            3,534       925    (4,587)    1,881
Net earnings from discontinued operations (note 14)          --       186     2,300       426
                                                        -------   -------   -------   -------
NET EARNINGS (LOSS)                                     $ 3,534   $ 1,111   $(2,287)  $ 2,307
                                                        =======   =======   =======   =======
EARNINGS (LOSS) PER SHARE (note 12(b)):
Earnings (loss) per share - basic:
   Net earnings (loss) from continuing operations       $  0.09   $  0.02   $ (0.11)  $  0.05
   Net earnings from discontinued operations            $    --   $  0.01   $  0.05   $  0.01
                                                        -------   -------   -------   -------
   Net earnings (loss)                                  $  0.09   $  0.03   $ (0.06)  $  0.06
                                                        =======   =======   =======   =======
Earnings (loss) per share -  diluted:
   Net earnings (loss) from continuing operations       $  0.08   $  0.02   $ (0.11)  $  0.05
   Net earnings from discontinued operations            $    --   $  0.01   $  0.05   $  0.01
                                                        -------   -------   -------   -------
   Net earnings (loss)                                  $  0.08   $  0.03   $ (0.06)  $  0.06
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

                                                                        SIX MONTHS
                                                                      ENDED JUNE 30,
                                                                   -------------------
                                                                     2006       2005
                                                                   --------   --------
CASH PROVIDED BY (USED IN):
OPERATING ACTIVITIES
Net earnings (loss)                                                $ (2,287)  $  2,307
   Net (earnings) from discontinued operations                       (2,300)      (426)
Items not involving cash:
   Depreciation and amortization                                      8,761      7,249
   Write-downs (recoveries)                                            (109)      (158)
   Change in deferred income taxes                                   (1,604)      (283)
   Stock and other non-cash compensation                              2,549      2,406
   Non-cash foreign exchange loss (gain)                               (436)       515
   Interest on short-term investments                                  (179)      (150)
Investment in film assets                                            (6,613)    (4,795)
Changes in other non-cash operating assets and liabilities           (2,637)    (3,057)
                                                                   --------   --------
Net cash provided by (used in) operating activities                  (4,855)     3,608
                                                                   --------   --------
INVESTING ACTIVITIES
Purchase of short-term investments                                  (10,322)   (23,118)
Proceeds from maturities of short-term investments                   10,321      8,125
Purchase of fixed assets                                               (739)      (467)
Increase in other assets                                               (566)      (375)
Increase in other intangible assets                                    (309)      (290)
                                                                   --------   --------
Net cash used in investing activities                                (1,615)   (16,125)
                                                                   --------   --------
FINANCING ACTIVITIES
Common shares issued                                                    286      2,052
                                                                   --------   --------
Net cash provided by financing activities                               286      2,052
                                                                   --------   --------
Effects of exchange rate changes on cash                                (59)        90
                                                                   --------   --------
DECREASE IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS     (6,243)   (10,375)
Cash provided by investing activities from discontinued
   operations                                                         3,493        236
                                                                   --------   --------
DECREASE IN CASH AND CASH EQUIVALENTS, DURING THE PERIOD             (2,750)   (10,139)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       24,324     28,964
                                                                   --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $ 21,574   $ 18,825
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

     The Company reports its results under United States Generally Accepted Accounting Principles ("U.S. GAAP"). Significant differences between United States and Canadian Generally Accepted Accounting Principles are described in note 18.

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

     FAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's Consolidated Statement of Operations. Prior to the adoption of FAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees, ("APB 25") as allowed under Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company's Consolidated Statement of Operations because the exercise price of the Company's stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION (cont'd)

     EMPLOYEE STOCK-BASED COMPENSATION (cont'd)

     Stock-based compensation expense recognized in the Company's Consolidated Statement of Operations for the three and six months ended June 30, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of FAS 123R. In conjunction with the adoption of FAS 123R, the Company changed its method of attributing the value of stock-based compensation to expense from a method which recognized the expense as the options vest to the straight-line single option method. Compensation expense for all share-based payment awards granted on or prior to January 1, 2006 will continue to be recognized using the historic method while compensation expense for all share-based payment awards granted subsequent to January 1, 2006 is recognized using the straight-line single-option method. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company's pro forma information required under FAS 123 for the periods prior to 2006, the Company also estimated forfeitures at the time of grant and revised, if necessary, in subsequent periods.

     The Company utilizes a lattice-binomial option-pricing model ("binomial model") to determine the fair value of share-based payment awards.

     Prior to January 1, 2006, the Company followed the intrinsic value method of accounting for employee stock options as prescribed by APB 25. If the fair value methodology prescribed by FAS 123 had been adopted by the Company, pro forma results for the three and six months ended June 30, 2005 would have been as follows:

                                                       THREE MONTHS ENDED   SIX MONTHS ENDED
                                                          JUNE 30, 2005       JUNE 30, 2005
                                                       ------------------   ----------------
Net earnings as reported                                     $1,111              $ 2,307
Stock based compensation expense, if the methodology
   prescribed by FAS 123 had been adopted                      (824)              (1,524)
                                                             ------              -------
Adjusted net earnings                                        $  287              $   783
                                                             ======              =======
Earnings per share - basic and diluted:
Net earnings as reported                                     $ 0.03              $  0.06
FAS 123 stock based compensation expense                      (0.02)               (0.04)
                                                             ------              -------
Adjusted net earnings                                        $ 0.01              $  0.02
                                                             ======              =======

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION (cont'd)

     EMPLOYEE STOCK-BASED COMPENSATION (cont'd)

     Stock-based compensation expense recognized under FAS 123R for the three and six months ended June 30, 2006 was $0.5 million and $0.8 million respectively.

     The weighted average fair value of common share options granted to employees for the three and six months ended June 30, 2006 at the time of grant was $2.95 and $3.74 respectively (2005 - $2.85 and $2.85 per share). The Company uses a binomial model to determine the fair value of common share options at the grant date. For the three and six months ended June 30, the following assumptions were used:

                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                           JUNE 30,                     JUNE 30,
                                  --------------------------   --------------------------
                                      2006          2005           2006          2005
                                  -----------   ------------   -----------   ------------
Average risk-free interest rate          5.13%          4.15%         4.85%          4.15%
Market risk premium                      5.24%  5.57% - 7.38%  5.24 - 5.60%  5.57% - 7.38%
Beta                                     1.06    1.06 - 1.31   1.06 - 1.28    1.06 - 1.31
Expected option life (in years)   2.47 - 3.03    2.23 - 5.23   2.47 - 5.33    2.23 - 5.23
Average expected volatility                60%            62%           60%            62%
Annual termination probability           8.06%          8.06%         8.06%          8.06%
Dividend yield                              0%             0%            0%             0%

     As the Company stratifies its employees into two groups in order to calculate fair value under the Binomial model, ranges of assumptions used are presented for equity risk premium, Beta, expected option life and annual termination probability. The Company uses the historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.

     The Company's policy is to issue new shares to satisfy stock options which are exercised.

     Total stock-based compensation expense related to non-vested employee stock options not yet recognized at June 30, 2006 and the weighted average period over which the awards are expected to vest is $4.1 million and 3.4 years, respectively.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)

2.   VARIABLE INTEREST ENTITIES

     In January 2003, the FASB issued Financial Interpretation 46 ("FIN 46"), Consolidation of Variable Interest Entities ("VIEs"), in an effort to expand and clarify existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. FIN 46 was effective immediately for all enterprises with variable interests in VIEs created after January 31, 2003 and on January 1, 2004 for all previously existing variable interest entities. Under FIN 46, if an entity is determined to be a variable interest entity, it must be consolidated by the enterprise that absorbs the majority of the entity's expected losses if they occur, receives a majority of the entity's expected residual returns if they occur, or both. On December 24, 2003, the FASB issued a revised FIN 46, defined as FIN 46R. Commencing January 1, 2004, the Company was required to consolidate the accounts of all VIEs for which it is the primary beneficiary ("PB"), as required by FIN 46R. The Company has evaluated its various variable interests to determine whether they are in VIE's. The Company reviewed its management agreements relating to theaters which the Company manages, and has no equity interest, and concluded that such arrangements were not variable interests since the Company's fees are commensurate with the level of service and the theater owner retains the right to terminate the service. The Company has also reviewed its financial arrangements with theaters where it shares in the profit or losses of the theater. The Company has not considered these arrangements under FIN 46R as the arrangements meet the scope exceptions defined in the pronouncement. The Company has determined that certain of its film production companies are VIEs. Since in one case the Company absorbs a majority of the VIE's losses, the Company has determined that it is the PB of the entity. The Company continues to consolidate this entity with no material impact on the operating results or financial condition of the Company as the production company has total assets of $nil and total liabilities of $nil as at June 30, 2006. The Company also has interests in four other film production companies which are VIEs, however the Company did not consolidate these film entities since it does not bear the majority of the expected losses or expected residual returns. As of June 30, 2006, these four VIEs have total assets of $3.2 million (December 31, 2005 - $0.3 million) and total liabilities of $3.2 million (December 31, 2005 - $0.3 million).

3.   FINANCING RECEIVABLES

     The Company generally provides its theater systems to customers on a long-term lease basis, typically with initial lease terms of 10 to 20 years. Financing receivables consisting of net investment in leases and long term receivables are comprised of the following:

                                                    JUNE 30,   DECEMBER 31,
                                                      2006         2005
                                                    --------   ------------
Gross minimum lease amounts receivable              $ 87,286     $ 88,894
Residual value of equipment                              563          635
Unearned finance income                              (31,934)     (33,933)
                                                    --------     --------
Present value of minimum lease amounts receivable     55,915       55,596
Accumulated allowance for uncollectible amounts         (995)      (1,478)
                                                    --------     --------
Net investment in leases                            $ 54,920     $ 54,118
Long-term receivables                                 10,435        8,888
                                                    --------     --------
Total financing receivables                         $ 65,355     $ 63,006
                                                    ========     ========

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)

4.   INVENTORIES

                  JUNE 30,   DECEMBER 31,
                    2006        2005
                  --------   ------------
Raw materials      $11,837      $10,464
Work-in-process      8,078        6,893
Finished goods       9,765       10,937
                   -------      -------
                   $29,680      $28,294
                   =======      =======

5.   SENIOR NOTES DUE 2010

     As at June 30, 2006, the Company had outstanding $159.0 million aggregate principal of Registered Senior Notes and $1.0 million aggregate principal of Unregistered Senior Notes.

6.   CREDIT FACILITY

     On February 6, 2004, the Company entered into a Loan Agreement for a secured revolving credit facility as amended on June 30, 2005 and as further amended by the Second Amendment to the Loan Agreement which was entered into with effect from May 16, 2006 (the "Credit Facility"). The Credit Facility is a revolving credit facility expiring on October 31, 2009 with an optional one year renewal thereafter contingent upon approval by the lender, permitting maximum aggregate borrowings of $40.0 million, subject to a borrowing base calculation which includes the Company's financing receivables, operating leases, finished goods inventory and capital assets with certain reserve requirements and deductions for outstanding letters of credit. The Credit Facility bears interest at the applicable prime rate per annum or Libor plus a margin as specified therein per annum and is collateralized by a first priority security interest in all of the current and future assets of the Company. The Credit Facility contains typical affirmative and negative covenants, including covenants that restrict the Company's ability to: incur certain additional indebtedness; make certain loans, investments or guarantees; pay dividends; make certain asset sales; incur certain liens or other encumbrances; conduct certain transactions with affiliates and enter into certain corporate transactions. In addition, the Credit Facility contains customary events of default, including upon an acquisition or a change of control that may have a material adverse effect on the Company or a guarantor. The Credit Facility also requires the Company to maintain a minimum level of earnings before interest, taxes, depreciation and amortization, and cash collections. As at June 30, 2006, the Company has not drawn down on the Credit Facility other than in respect of letters of credit for $9.8 million.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)

7.   COMMITMENTS

(A) The Company's total minimum annual rental payments to be made under operating leases for premises as of June 30, 2006 for each of the years ended December 31, are as follows:

2006 (six months remaining)   $ 2,548
2007                            5,109
2008                            5,023
2009                            4,965
2010                            5,122
Thereafter                     18,982
                              -------
                              $41,749
                              =======

(B) As at June 30, 2006, the Company has letters of credit of $9.8 million (December 31, 2005 - $7.6 million) secured by the Company's Credit Facility arrangement (see note 6).

(C) In March 2004, the Company received $5.0 million in cash under a film financing arrangement which was included in accrued liabilities. During 2005, the Company received another $5.1 million under the same film financing arrangement. The Company was required to expend these funds towards the production and distribution of a motion picture title. The film was released in the third quarter of 2005. During the first half of 2006, the Company spent $0.2 million towards the distribution of the film. As at June 30, 2006, the Company has recorded $0.1 million (December 31, 2005 - $0.4 million) in accrued liabilities for future distribution expenses to be incurred on the film.

8.   CONTINGENCIES

     The Company is involved in lawsuits, claims, and proceedings, including those identified below, which arise in the ordinary course of business. In accordance with SFAS 5, "Accounting for Contingencies," the Company will make a provision for a liability when it is both probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company believes it has adequate provisions for any such matters. The Company reviews these provisions in conjunction with any related provisions on assets related to the claims at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other pertinent information related to the case. Should developments in any of these matters outlined below cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material provision, or, should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows, and financial position in the period or periods in which such a change in determination, settlement or judgement occurs.

(A) In March 2005, the Company, together with Three-Dimensional Media Group, Ltd. ("3DMG"), filed a complaint in the U.S. District Court for the Central District of California, Western Division, against In-Three, Inc. ("In-Three") alleging patent infringement and seeking injunctive relief and damages. In April 2005, In-Three filed an answer denying infringement and asserting counterclaims that seek a declaratory judgement of non-infringement, invalidity and unenforceability of the patent in suit, and damages for alleged false advertising, false designation of origin, breach of contract, interference with prospective economic advantage and/or unfair competition. On March 13, 2006, the Company and In-Three entered into a settlement agreement, resolving all matters between the parties. On March 29, 2006, the Company and In-Three filed a joint motion for an order dismissing with prejudice all claims and counterclaims between the parties. The U.S. District Court for the Central District of California, Western Division has stayed a determination on the joint motion at the joint request of the Company, 3DMG, and In-Three pending a resolution of an arbitration proceeding between the Company and 3DMG before the International Centre for Dispute Resolution relating to rights under agreements between the Company and 3DMG.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)

8.   CONTINGENCIES (cont'd)

(B) In November 2001, the Company filed a complaint with the District Court of Munich against Big Screen, a German large-screen cinema owner in Berlin ("Big Screen"), demanding payment of rental payments and certain other amounts owed to the Company. Big Screen raised a defense based on alleged infringement of German antitrust rules, relating mainly to an allegation of excessive pricing. Big Screen had brought a number of motions for restraining orders in this matter relating to the Company's provision of films and maintenance, all of which have been rejected by the courts, including the Berlin Court of Appeals, and for which all appeals have been exhausted. On November 8, 2005, the District Court of Munich rendered a judgment in favor of the Company on all accounts. Big Screen has appealed the judgment to the Munich Court of Appeals and at the same time asked for an order to stay the execution under the judgment of the District Court, which order was denied by the Court so that the judgement remains executable. On November 30, 2005, Big Screen filed an application for the opening of insolvency proceedings which were formally opened on May 2, 2006. As a consequence of Big Screen's insolvency, the appeal proceeding has been put on hold and it is uncertain whether it will continue.

(C) In May 2002, the Company filed a complaint with the District Court of Nuremberg-Furth, Germany against Siewert Holding in Wuerzburg ("Siewert"), demanding payment of rental obligations and other amounts owed to the Company. Siewert raised a defense based on alleged infringement of German antitrust rules. By judgement of December 20, 2002, the District Court rejected the defense and awarded judgement in documentary proceedings in favor of the Company and added further amounts that had fallen due. Siewert applied for leave to appeal to the German Supreme Court on matters of law, which was rejected by the German Supreme Court in March 2004. Siewert subsequently made a partial payment of amounts awarded to the Company. Siewert has filed follow up proceedings to the documentary proceedings in the District Court, essentially repeating the claims rejected in the documentary proceeding. On September 30, 2004, Siewert filed for insolvency with the Local Court in Wuerzburg. Following the opening of formal insolvency proceedings, the litigation has been put on hold and it is unlikely that it will continue.

(D) In January 2004, the Company and IMAX Theater Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages of approximately $3.7 million before the International Court of Arbitration of the International Chambers of Commerce (the "ICC") with respect to the breach by Electronic Media Limited ("EML") of its December 2000 agreement with the Company. In June 2004, the Company commenced a related arbitration before the ICC against EML's affiliate, E-CITI Entertainment (I) PVT Limited ("E-Citi"), seeking $17.8 million as a result of E-Citi's breach of a September 2000 lease agreement. The arbitration hearing on both claims took place in November, 2005. On February 1, 2006, the ICC issued an award finding unanimously in the Company's favor on all claims. The ICC hearing to determine the amount of damages to be awarded to the Company took place on July 26 - 28, 2006. The ICC panel has not yet rendered its decision with respect to such damages and no amount has yet been recorded for these damages.

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

9.   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS SUPPLEMENTAL INFORMATION

(A) The Company generally enters into multi-year theater system lease agreements with customers that typically contain customer payment obligations prior to the scheduled installation of the theater system. During the period of time between lease signing and system installation, certain customers each year generally are unable, or elect not, to proceed with system installation for a number of reasons, including business considerations, or the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the customer and the Company may enter into a consensual lease buyout, whereby the parties are released from their future obligations under the lease and the geographic territory granted to the customer reverts to the Company. Once an agreement is reached by both parties, the initial lease payments that the customer previously made to the Company are typically recognized as revenue. In addition, since the introduction of its new IMAX MPX theater system in 2003, the Company has agreed with several customers to terminate their original agreements and to sign new system agreements for the MPX system. Upon finalizing the new agreement, the total consideration received under both the terminated agreements and the new MPX arrangement is allocated first to the MPX system and the residual amount to settlement revenue. During the first half of 2006, the Company did not recognize any settlement revenue. Included in IMAX systems revenue for the three and six months ended June 30, 2005 are the following types of settlement arrangements: $nil and $0.2 million related to MPX conversion agreements and $3.9 million and $10.8 million related to consensual lease buyouts. In aggregate the Company recognized $3.9 million and $11.0 million in the three and six months ended June 30, 2005, respectively.

(B) Included in selling, general and administrative expenses for both the three and six months ended June 30, 2006 is a gain of $0.4 million (2005 - $0.5 million loss, $0.7 million loss) for net foreign exchange gains or losses related to the translation of foreign currency denominated monetary assets, liabilities and integrated subsidiaries.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)

10.  RECEIVABLE PROVISIONS, NET OF (RECOVERIES)

                                      THREE MONTHS       SIX MONTHS
                                     ENDED JUNE 30,    ENDED JUNE 30,
                                    ---------------   ---------------
                                     2006     2005     2006     2005
                                    ------   ------   ------   ------
Accounts receivable provisions,
   net of (recoveries)              $ 232    $(370)   $ 375    $(108)
Financing receivables provisions,
   net of (recoveries)              $(484)   $  --    $(484)   $ (50)
                                    -----    -----    -----    -----
Receivable provisions, net of
   (recoveries)                     $(252)   $(370)   $(109)   $(158)
                                    =====    =====    =====    =====

11.  INCOME TAXES

     The effective tax rate on earnings differs significantly from the Canadian statutory rate due to the effect of permanent differences, income taxed at differing rates in foreign and other provincial jurisdictions, tax recoveries and charges relating to favourable or unfavourable tax examinations, and changes in the Company's valuation allowance on deferred tax assets. The income tax expense for the quarter is calculated by applying the estimated average annual effective tax rate of approximately 11% for the 2006 year to quarterly pre-tax income. On June 22, 2006, the Canadian Federal government passed into law the elimination of the Large Corporations Tax retroactively as of January 1, 2006. Further, long-term tax rate reductions were also affirmed for taxation years 2008 through 2010. The Company's tax provision for the quarter reflects both the retroactive elimination of the Large Corporations Tax and the result of the long term reductions in the corporate tax rates. The Company has reduced its gross deferred tax asset with an equal reduction in its gross valuation allowance to reflect the reduction in long term income tax rates.

     As at June 30, 2006, the Company has net deferred income tax assets of $7.8 million (December 31, 2005 - $6.2 million), comprised of tax credit carryforwards, net operating loss and capital loss carryforwards and other deductible temporary differences, which can be utilized to reduce either taxable income or taxes otherwise payable in future years. As of June 30, 2006, the Company had a gross deferred income tax asset of $45.3 million, against which the Company is carrying a $37.5 million valuation allowance.

12.  CAPITAL STOCK

(A)  STOCK-BASED COMPENSATION

     As at June 30, 2006, the Company has reserved a total 6,974,657 (December 31, 2005 - 7,046,689) common shares for future issuance under the Stock Option Plan, of which options in respect of 5,916,461 common shares are outstanding at June 30, 2006. The options granted under the Stock Option Plan generally vest between one and five years and expire 10 years or less from the date granted. At June 30, 2006, options in respect of 4,383,947 common shares were vested and exercisable.

     Under the terms of certain employment agreements dated July 12, 2000, the Company is required to issue either 360,000 restricted common shares or pay their cash equivalent. The restricted shares or the related cash obligation were fully vested effective July 1, 2002. In May 2003, the Company paid approximately $1.6 million in cash to settle the equivalent of 200,000 of the total 360,000 restricted common shares under these agreements. The remaining 160,000 restricted shares are required to be issued, or payment of their cash equivalent, upon request by the employees. The Company has recorded an additional $0.2 million recovery and $0.3 million expense for the three and six months ended June 30, 2006, respectively (2005 - $0.1 million expense, and $0.3 million expense), due to the changes in the fair value of these restricted shares in the period.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)

12.  CAPITAL STOCK

(A)  STOCK-BASED COMPENSATION (cont'd)

     The following table summarizes certain information in respect of option activity under the Stock Option Plan for the periods ended June 30:

                                                     WEIGHTED
                                                     AVERAGE
                                                  EXERCISE PRICE
                           NUMBER OF SHARES         PER SHARE
                       -----------------------   ---------------
                          2006         2005       2006     2005
                       ----------   ----------   ------   ------
Options outstanding,
   beginning of year   5,504,324    5,593,101    $ 7.26   $ 6.82
Granted                  607,770       97,446     10.28     9.73
Exercised                (72,032)    (388,149)     3.96     5.29
Forfeited or expired    (107,768)      (2,000)     9.56     6.48
Cancelled                (15,833)     (24,402)    21.33    20.32
                       ---------    ---------
Options outstanding,
   end of quarter      5,916,461    5,275,996      7.53     6.93
                       =========    =========
Options exercisable,
   end of quarter      4,383,947    3,958,416      7.11     7.15
                       =========    =========

     The weighted average exercise price per share and number of unvested common share options granted to employees as at June 30, 2006 is $8.74 and 1,532,514, respectively.

     The following table summarizes certain information in respect of options outstanding under the Stock Option Plan at June 30, 2006:

                        NUMBER OF SHARES          WEIGHTED        AVERAGE
RANGE OF EXERCISE   -----------------------   AVERAGE EXERCISE   REMAINING
 PRICES PER SHARE   OUTSTANDING     VESTED     PRICE PER SHARE      TERM
-----------------   -----------   ---------   ----------------   ---------
$ 0.00 - $ 2.99        172,746      172,746        $ 2.73        2.3 Years
$ 3.00 - $ 4.99      1,979,522    1,979,522          4.39        3.0 Years
$ 5.00 - $ 9.99      2,785,390    1,690,662          6.86        5.1 Years
$10.00 - $14.99        508,901       71,115         10.62        6.2 Years
$15.00 - $19.99         43,600       43,600         17.48        0.7 Years
$20.00 - $24.99        271,302      271,302         21.86        2.9 Years
$25.00 - $28.04        155,000      155,000         27.17        3.6 Years
                     ---------    ---------
    Total            5,916,461    4,383,947          7.53        3.4 Years
                     =========    =========

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)

12.  CAPITAL STOCK

(A)  STOCK-BASED COMPENSATION (cont'd)

     In the three and six months ended June 30, 2006, an aggregate of 26,649 and 49,984 respectively, (2005 - 13,335 and 26,670) options with an average exercise price of $9.35 and 9.07 respectively, (2005 - $9.44 and $10.00) to purchase the Company's common stock were issued to certain advisors and strategic partners of the Company. The Company has calculated the fair value of these options to non-employees on the date of grant to be $0.1 million and $0.2 million (2005 - $0.1 million and $0.1 million), using a Binomial option-pricing model with the following underlying assumptions:

                            THREE MONTHS ENDED       SIX MONTHS ENDED
                                 JUNE 30,                JUNE 30,
                          ---------------------   ---------------------
                              2006        2005        2006        2005
                          -----------   -------   -----------   -------
Risk-free interest rate           5.0%      3.9%          4.8%      3.9%
Expected option life      5 - 7 years   5 years   5 - 7 years   5 years
Volatility                         60%       62%           60%       62%
Dividend yield                      0%        0%            0%        0%

     In the three and six months ended June 30, 2006, the Company has recorded a charge of $ 0.1 million and $0.2 million respectively (2005 - $0.1 million and $0.1 million) to film cost of sales related to these non-employee stock options.

     There were no warrants issued in the three and six months ended June 30, 2006 (2005 - nil and nil). 550,000 warrants were issued in 2003. In the first quarter of 2005, 80,872 common shares were issued upon exercise of 200,000 warrants. All remaining warrants have either expired or have been cancelled.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)

12.  CAPITAL STOCK

(B)  EARNINGS (LOSS) PER SHARE

     Reconciliations of the numerators and denominators of the basic and diluted per-share computations are comprised of the following:

                                                  THREE MONTHS ENDED    SIX MONTHS ENDED
                                                       JUNE 30,             JUNE 30,
                                                  ------------------   -----------------
                                                     2006      2005      2006      2005
                                                   -------   -------   -------   -------
Net earnings applicable to common
   shareholders:
Net earnings (loss)                                $ 3,534   $ 1,111   $(2,287)  $ 2,307
                                                   =======   =======   =======   =======
Weighted average number of common shares
   (000's):
Issued and outstanding, beginning of period         40,280    39,758    40,213    39,447
Weighted average number of shares issued during
   the period                                            5        60        42       240
                                                   -------   -------   -------   -------
Weighted average number of shares used in
   computing basic earnings per share               40,285    39,818    40,255    39,687
Assumed exercise of stock options, net of
   shares assumed repurchased                        1,919     2,123        --     2,243
                                                   -------   -------   -------   -------
Weighted average number of shares used in
   computing diluted earnings per share             42,204    41,941    40,255    41,930
                                                   =======   =======   =======   =======

     The calculation of diluted earnings per share for the six months ended June 30, 2006 excludes 1.0 million common shares issuable upon exercise of options as the impact of these exercises would be antidilutive.

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

                                  THREE MONTHS ENDED     SIX MONTHS ENDED
                                       JUNE 30,              JUNE 30,
                                  ------------------   -------------------
                                    2006      2005       2006       2005
                                  -------   --------   --------   --------
REVENUE
IMAX systems                      $23,952   $20,308    $ 33,350   $ 42,421
Films                              12,171     5,301      18,692     10,248
Theater operations                  4,051     4,198       7,708      8,014
Other                               1,224     1,071       2,066      1,563
                                  -------   -------    --------   --------
TOTAL                             $41,398   $30,878    $ 61,816   $ 62,246
                                  =======   =======    ========   ========
EARNINGS (LOSS) FROM OPERATIONS
IMAX systems                      $11,444   $11,183    $ 13,832   $ 23,742
Films                               1,882       308         831       (563)
Theater operations                    623       190         689        (56)
Corporate and other                (6,084)   (6,300)    (13,217)   (12,862)
                                  -------   -------    --------   --------
TOTAL                             $ 7,865   $ 5,381    $  2,135   $ 10,261
                                  =======   =======    ========   ========

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

14.  DISCONTINUED OPERATIONS (cont'd)

(C)  CONSOLIDATED STATEMENT OF OPERATIONS FOR DPI

     The net earnings from discontinued operations summarized in the Consolidated Statements of Operations, for the periods ended June 30, were comprised of the following:

                                            THREE MONTHS ENDED   SIX MONTHS ENDED
                                                 JUNE 30,            JUNE 30,
                                            ------------------   ----------------
                                                2006   2005         2006    2005
                                                ----   ----        ------   ----
Net earnings from discontinued operations        $--   $186        $2,300   $426
                                                 ===   ====        ======   ====

15.  DEFINED BENEFIT PLAN

     The Company has an unfunded U.S. defined benefit pension plan covering its two Co-Chief Executive Officers. The plan provides for a lifetime retirement benefit from age 55 determined as 75% of the member's best average 60 consecutive months of earnings during the 120 months preceding retirement.

     Under the original terms of the plan, once benefit payments begin, the benefit is indexed annually to the cost of living and further provides for 100% continuance for life to the surviving spouse. On March 8, 2006, the Company and the Co-Chief Executives negotiated an amendment to the plan. Under the terms of the plan amendment, the cost of living adjustment and surviving spouse benefits previously owed to the Co-Chief Executive Officers are each reduced by 50%, subject to a recoupment of a percentage of such benefits upon a change of control of the Company, and the net present value of the reduced pension benefit payments is accelerated and paid out upon a change of control of the Company. The benefits were 50% vested as of July 2000, the plan initiation date. The vesting percentage increases on a straight-line basis from inception until age 55. The vesting percentage of a member whose employment terminates other than by voluntary retirement or upon a change in control shall be 100%. As of June 30, 2006, one of the Co-Chief Executives was approximately 98.0% vested and the other Co-Chief Executive was approximately 79.3% vested. The actuarial liability was remeasured as of March 8, 2006 to reflect the plan changes adopted.

     The following assumptions were used in determining the obligation and cost status of the Company's defined benefit pension plan at the plan measurement dates of :

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

15.  DEFINED BENEFIT PLAN (cont'd)

     The amounts accrued for the plan are determined as follows:

                                                      SIX MONTHS ENDED
                                                       JUNE 30, 2006
                                                      ----------------
Projected benefit obligation:
   Obligation, beginning of period                        $31,064
   Service cost                                               821
   Interest cost                                              659
   Actuarial gain                                          (8,645)
                                                          -------
   Obligation, end of period                              $23,899
                                                          =======
Unfunded status:
   Obligation, end of period                              $23,899
   Unrecognized gain relating to prior service cost         2,173
   Unrecognized actuarial (loss)                              (21)
                                                          -------
   Accrued pension liability                              $26,051
                                                          =======

     The following table provides disclosure of pension expense for the defined benefit plan for the periods ended June 30:

                                     THREE MONTHS ENDED   SIX MONTHS ENDED
                                          JUNE 30,            JUNE 30,
                                     ------------------   ----------------
                                        2006    2005        2006     2005
                                       -----   ------      ------   ------
Service cost                           $ 364   $  604      $  821   $1,208
Interest cost                            297      390         659      780
Amortization of prior service cost      (237)     349         (83)     698
                                       -----   ------      ------   ------
Pension expense                        $ 424   $1,343      $1,397   $2,686
                                       =====   ======      ======   ======

     The accumulated benefit obligation for the defined benefit plan was $26.1 million at June 30, 2006 and $31.1 million at December 31, 2005.

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

15.  DEFINED BENEFIT PLAN (cont'd)

     At the time the Company established the defined benefit pension plan, it also took out life insurance policies on its two Co-Chief Executive Officers with coverage amounts of $21.5 million in aggregate. The Company intends to use the proceeds of life insurance policies taken on its Co-Chief Executive Officers to be applied towards the benefits due and payable under the plan, although there can be no assurance that the Company will ultimately do so. At June 30, 2006, the cash surrender value of the insurance policies is $3.7 million (December 31, 2005 - $3.3 million) and has been included in other assets.

16.  IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (an interpretation of FASB Statement No. 109), ("FIN 48"), which clarifies the relevant criteria and approach for the recognition, de-recognition and measurement of uncertain tax positions. FIN 48 will be effective for the Company beginning January 1, 2007. The Company is currently in the process of assessing the effects of the provisions on FIN 48.

17.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

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

17.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Balance Sheets as at June 30, 2006:

                                                                                              ADJUSTMENTS
                                                    IMAX        GUARANTOR    NON-GUARANTOR        AND       CONSOLIDATED
                                                CORPORATION   SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS       TOTAL
                                                -----------   ------------   -------------   ------------   ------------
ASSETS
Cash and cash equivalents                        $  13,132      $  8,213        $   229        $     --      $  21,574
Short-term investments                               8,351            --             --              --          8,351
Accounts receivable                                 23,235         3,817            262              --         27,314
Financing receivables                               63,305         2,050             --              --         65,355
Inventories                                         29,365           239             76              --         29,680
Prepaid expenses                                     3,430           619            110              --          4,159
Inter-company receivables                           19,129        30,406         11,406         (60,941)            --
Film assets                                          4,597            --             --              --          4,597
Fixed assets                                        24,517         1,276              4              --         25,797
Other assets                                         7,943            --             --              --          7,943
Deferred income taxes                                7,771             4             --              --          7,775
Goodwill                                            39,027            --             --              --         39,027
Other intangible assets                              2,686            --             --              --          2,686
Investments in subsidiaries                         33,357            --             --         (33,357)            --
                                                 ---------      --------        -------        --------      ---------
   Total assets                                  $ 279,845      $ 46,624        $12,087        $(94,298)     $ 244,258
                                                 =========      ========        =======        ========      =========
LIABILITIES
Accounts payable                                     3,704         3,235             85              --          7,024
Accrued liabilities                                 49,415         1,657            257              --         51,329
Inter-company payables                              47,353        35,599          6,496         (89,448)            --
Deferred revenue                                    41,533         5,418            196              --         47,147
Senior Notes due 2010                              160,000            --             --              --        160,000
                                                 ---------      --------        -------        --------      ---------
   Total liabilities                               302,005        45,909          7,034         (89,448)       265,500
                                                 ---------      --------        -------        --------      ---------
SHAREHOLDER'S DEFICIT
Capital stock                                      121,960            --            117            (117)       121,960
Other equity/Additional paid in
   capital/Contributed surplus                       1,774        46,960             --         (45,926)         2,808
Deficit                                           (147,132)      (45,631)         4,936          41,193       (146,634)
Accumulated other comprehensive income (loss)        1,238          (614)            --              --            624
                                                 ---------      --------        -------        --------      ---------
   Total shareholders' equity (deficit)          $ (22,160)     $    715        $ 5,053        $ (4,850)     $ (21,242)
                                                 ---------      --------        -------        --------      ---------
   Total liabilities & shareholders' equity
      (deficit)                                  $ 279,845      $ 46,624        $12,087        $(94,298)     $ 244,258
                                                 =========      ========        =======        ========      =========

     In certain Guarantor Subsidiaries, accumulated losses have exceeded the original investment balance. As a result of applying equity accounting, the parent company has consequently reduced intercompany receivable balances with respect to these Guarantor Subsidiaries in the amounts of $28.6 million as at June 30, 2006.

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

17.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Balance Sheets as at December 31, 2005:

                                                                                              ADJUSTMENTS
                                                    IMAX        GUARANTOR    NON-GUARANTOR        AND       CONSOLIDATED
                                                CORPORATION   SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS       TOTAL
                                                -----------   ------------   -------------   ------------   ------------
ASSETS
Cash and cash equivalents                        $  17,402      $  6,728        $   194        $     --      $  24,324
Short-term investments                               8,171            --             --              --          8,171
Accounts receivable                                 23,828         2,045            292              --         26,165
Financing receivables                               60,950         2,056             --              --         63,006
Inventories                                         27,973           239             82              --         28,294
Prepaid expenses                                     3,162           575             88              --          3,825
Inter-company receivables                           14,057        31,929         11,043         (57,029)            --
Film assets                                          3,329            --             --              --          3,329
Fixed assets                                        25,403         1,374              3              --         26,780
Other assets                                        11,618            --             --              --         11,618
Deferred income taxes                                6,171            --             --              --          6,171
Goodwill                                            39,027            --             --              --         39,027
Other intangible assets                              2,701            --             --              --          2,701
Investments in subsidiaries                         31,833            --             --         (31,833)            --
                                                 ---------      --------        -------        --------      ---------
   Total assets                                  $ 275,625      $ 44,946        $11,702        $(88,862)     $ 243,411
                                                 =========      ========        =======        ========      =========
LIABILITIES
Accounts payable                                     4,915         2,017              3              --          6,935
Accrued liabilities                                 52,978         1,965            179              --         55,122
Inter-company payables                              42,766        36,088          6,466         (85,320)            --
Deferred revenue                                    38,927         5,330            140              --         44,397
Senior Notes due 2010                              160,000            --             --              --        160,000
                                                 ---------      --------        -------        --------      ---------
   Total liabilities                               299,586        45,400          6,788         (85,320)       266,454
                                                 ---------      --------        -------        --------      ---------
SHAREHOLDER'S DEFICIT
Capital stock                                      121,674            --            117            (117)       121,674
Other equity/Additional paid in
   capital/Contributed surplus                         724        46,960             --         (45,926)         1,758
Deficit                                           (144,845)      (46,800)         4,797          42,501       (144,347)
Accumulated other comprehensive income (loss)       (1,514)         (614)            --              --         (2,128)
                                                 ---------      --------        -------        --------      ---------
   Total shareholders' equity (deficit)          $ (23,961)     $   (454)       $ 4,914        $ (3,542)     $ (23,043)
                                                 ---------      --------        -------        --------      ---------
   Total liabilities & shareholders' equity
      (deficit)                                  $ 275,625      $ 44,946        $11,702        $(88,862)     $ 243,411
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

17.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Operations for the three months ended June 30, 2006

                                                                                              ADJUSTMENTS
                                                    IMAX        GUARANTOR    NON-GUARANTOR        AND       CONSOLIDATED
                                                CORPORATION   SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS       TOTAL
                                                -----------   ------------   -------------   ------------   ------------
REVENUE
IMAX systems                                      $23,609        $  253          $181          $   (91)       $23,952
Films                                               9,803         3,306             4             (942)        12,171
Theater operations                                    204         3,877            --              (30)         4,051
Other                                               1,224            --            --               --          1,224
                                                  -------        ------          ----          -------        -------
                                                   34,840         7,436           185           (1,063)        41,398
COST OF GOODS AND SERVICES                         18,299         6,219            83           (1,063)        23,538
                                                  -------        ------          ----          -------        -------
GROSS MARGIN                                       16,541         1,217           102               --         17,860
Selling, general and administrative expenses        9,229           224            (2)              --          9,451
Research and development                              664            --            --               --            664
Amortization of intangibles                           132            --            --               --            132
Loss (income) from equity-accounted
   investees                                       (1,094)           --            --            1,094             --
Receivable provisions, net of (recoveries)           (252)           --            --               --           (252)
                                                  -------        ------          ----          -------        -------
EARNINGS (LOSS) FROM OPERATIONS                     7,862           993           104           (1,094)         7,865
Interest income                                       280            --            --               --            280
Interest expense                                   (4,228)           (3)           --               --         (4,231)
                                                  -------        ------          ----          -------        -------
NET EARNINGS (LOSS) FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES                   3,914           990           104           (1,094)         3,914
Recovery of (provision for) income taxes             (380)           --            --               --           (380)
                                                  -------        ------          ----          -------        -------
NET EARNINGS (LOSS) FROM CONTINUING
   OPERATIONS                                       3,534           990           104           (1,094)         3,534
Net earnings from discontinued operations              --            --            --               --             --
                                                  -------        ------          ----          -------        -------
NET EARNINGS (LOSS)                               $ 3,534        $  990          $104          $(1,094)       $ 3,534
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

17.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Operations for the six months ended June 30, 2006:

                                                                                              ADJUSTMENTS
                                                    IMAX        GUARANTOR    NON-GUARANTOR        AND       CONSOLIDATED
                                                CORPORATION   SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS       TOTAL
                                                -----------   ------------   -------------   ------------   ------------
REVENUE
IMAX systems                                      $32,631       $   512          $376          $  (169)       $33,350
Films                                              15,138         5,290             5           (1,741)        18,692
Theater operations                                    428         7,339            --              (59)         7,708
Other                                               2,064            --             2               --          2,066
                                                  -------       -------          ----          -------        -------
                                                   50,261        13,141           383           (1,969)        61,816
COST OF GOODS AND SERVICES                         28,169        11,568           163           (1,969)        37,931
                                                  -------       -------          ----          -------        -------
GROSS MARGIN                                       22,092         1,573           220               --         23,885
Selling, general and administrative expenses       19,474           402            80               --         19,956
Research and development                            1,579            --            --               --          1,579
Amortization of intangibles                           324            --            --               --            324
Loss (income) from equity-accounted
   investees                                       (1,308)           --            --            1,308             --
Receivable provisions, net of (recoveries)           (109)           --            --               --           (109)
                                                  -------       -------          ----          -------        -------
EARNINGS (LOSS) FROM OPERATIONS                     2,132         1,171           140           (1,308)         2,135
Interest income                                       533            --            --               --            533
Interest expense                                   (8,403)           (2)           --               --         (8,405)
                                                  -------       -------          ----          -------        -------
NET EARNINGS (LOSS) FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES                  (5,738)        1,169           140           (1,308)        (5,737)
Recovery of income taxes                            1,151            --            (1)              --          1,150
                                                  -------       -------          ----          -------        -------
NET EARNINGS (LOSS) FROM CONTINUING
   OPERATIONS                                      (4,587)        1,169           139           (1,308)        (4,587)
Net earnings from discontinued operations           2,300            --            --               --          2,300
                                                  -------       -------          ----          -------        -------
NET EARNINGS (LOSS)                               $(2,287)      $ 1,169          $139          $(1,308)       $(2,287)
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

17.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Cash Flows for the six months ended June 30, 2006:

                                                                                              ADJUSTMENTS
                                                    IMAX        GUARANTOR    NON-GUARANTOR        AND       CONSOLIDATED
                                                CORPORATION   SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS       TOTAL
                                                -----------   ------------   -------------   ------------   ------------
CASH PROVIDED BY (USED IN):
OPERATING ACTIVITIES
Net earnings (loss)                              $ (2,287)       $1,169          $139          $(1,308)       $ (2,287)
   Net (earnings) from discontinued
      operations                                   (2,300)           --            --               --          (2,300)
Items not involving cash:
   Depreciation and amortization                    8,493           267             1               --           8,761
   Write-downs (recoveries)                          (109)           --            --               --            (109)
   Loss (income) from equity-accounted
      investees                                    (1,308)           --            --            1,308              --
   Change in deferred income taxes                 (1,600)           (4)           --               --          (1,604)
   Stock and other non-cash compensation            2,549            --            --               --           2,549
   Non-cash foreign exchange gain                    (436)           --            --               --            (436)
   Interest on short-term investments                (179)           --            --               --            (179)
Investment in film assets                          (6,613)           --            --               --          (6,613)
Changes in other non-cash operating assets
   and liabilities                                 (2,762)          215           (90)              --          (2,637)
                                                 --------        ------          ----          -------        --------
Net cash provided by (used in) operating
   activities                                      (6,552)        1,647            50               --          (4,855)
                                                 --------        ------          ----          -------        --------
INVESTING ACTIVITIES
Purchases of short-term investments               (10,322)           --            --               --         (10,322)
Proceeds from maturities of short-term
   investments                                     10,321            --            --               --          10,321
Purchase of fixed assets                             (568)         (169)           (2)              --            (739)
Increase in other assets                             (566)           --            --               --            (566)
Increase in other intangible assets                  (309)           --            --               --            (309)
                                                 --------        ------          ----          -------        --------
Net cash used in investing activities              (1,444)         (169)           (2)              --          (1,615)
                                                 --------        ------          ----          -------        --------
FINANCING ACTIVITIES
Common shares issued                                  286            --            --               --             286
                                                 --------        ------          ----          -------        --------
Net cash provided by financing activities             286            --            --               --             286
                                                 --------        ------          ----          -------        --------
Effects of exchange rate changes on cash              (53)            7           (13)              --             (59)
                                                 --------        ------          ----          -------        --------
INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS FROM CONTINUING OPERATIONS          (7,763)        1,485            35               --          (6,243)
Cash provided by investing activities from
   discontinued operations                          3,493            --            --               --           3,493
                                                 --------        ------          ----          -------        --------
INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS, DURING THE PERIOD                  (4,270)        1,485            35               --          (2,750)
Cash and cash equivalents, beginning of
   period                                          17,402         6,728           194               --          24,324
                                                 --------        ------          ----          -------        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $ 13,132        $8,213          $229          $    --        $ 21,574
                                                 ========        ======          ====          =======        ========

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

17.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Cash Flows for the six months ended June 30, 2005:

                                                                                              ADJUSTMENTS
                                                    IMAX        GUARANTOR    NON-GUARANTOR        AND       CONSOLIDATED
                                                CORPORATION   SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS       TOTAL
                                                -----------   ------------   -------------   ------------   ------------
CASH PROVIDED BY (USED IN):
OPERATING ACTIVITIES
Net earnings (loss)                              $  2,307       $   922          $(36)           $(886)       $  2,307
   Net (earnings) from discontinued
      operations                                     (426)           --            --               --            (426)
Items not involving cash:
   Depreciation and amortization                    6,982           267            --               --           7,249
   Write-downs (recoveries)                          (158)           --            --               --            (158)
   Loss (income) from equity-accounted
      investees                                      (886)           --            --              886              --
   Change in deferred income taxes                   (275)           (8)           --               --            (283)
   Stock and other non-cash compensation            2,406            --            --               --           2,406
   Non-cash foreign exchange loss                     515            --            --               --             515
   Interest on short-term investments                (150)           --            --               --            (150)
Investment in film assets                          (4,795)           --            --               --          (4,795)
Changes in other non-cash operating assets
   and liabilities                                 (1,061)       (2,054)           58               --          (3,057)
                                                 --------       -------          ----            -----        --------
Net cash provided by (used in) operating
   activities                                       4,459          (873)           22               --           3,608
                                                 --------       -------          ----            -----        --------
INVESTING ACTIVITIES
Purchases of short-term investments               (23,118)           --            --               --         (23,118)
Proceeds from maturities of short-term
   investments                                      8,125            --            --               --           8,125
Purchase of fixed assets                             (255)         (212)           --               --            (467)
Increase in other assets                             (375)           --            --               --            (375)
Increase in other intangible assets                  (290)           --            --               --            (290)
                                                 --------       -------          ----            -----        --------
Net cash used in investing activities             (15,913)         (212)           --               --         (16,125)
                                                 --------       -------          ----            -----        --------
FINANCING ACTIVITIES
Common shares issued                                2,052            --            --               --           2,052
                                                 --------       -------          ----            -----        --------
Net cash provided by financing activities           2,052            --            --               --           2,052
                                                 --------       -------          ----            -----        --------
Effects of exchange rate changes on cash              131           (48)            7               --              90
                                                 --------       -------          ----            -----        --------
INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS FROM CONTINUING OPERATIONS          (9,271)       (1,133)           29               --         (10,375)
Cash provided by investing activities from
   discontinued operations                            236            --            --               --             236
                                                 --------       -------          ----            -----        --------
INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS, DURING THE PERIOD                  (9,035)       (1,133)           29               --         (10,139)
Cash and cash equivalents, beginning of
   period                                          23,683         5,058           223               --          28,964
                                                 --------       -------          ----            -----        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $ 14,648       $ 3,925          $252            $  --        $ 18,825
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

     Effective January 1, 2006, under U.S. GAAP, the Company adopted FAS 123R using the modified prospective transition method. The Company's Consolidated Financial Statements as of and for the three six months ended June 30, 2006 reflect the impact of FAS 123R. In accordance with the modified prospective transition method, the Company's Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R. Stock-based compensation expense recognized under FAS 123R and under CICA Section 3870 for the three and six months ended June 30, 2006 is aligned with each other and will be identical for all periods after January 1, 2006.

(B)  PENSION ASSET AND LIABILITIES

     Under U.S. GAAP, included in accrued liabilities is an unrecognized gain related to prior service costs resulting from the plan amendment of $2.2 million as at June 30, 2006 and unrecognized prior service costs of $6.4 million as at December 31, 2005. An amount of $nil as at June 30, 2006, and $3.6 million as at December 31, 2005 is included in other assets, representing unrecognized prior service costs. In addition, under U.S. GAAP, an amount of less than $0.1 million as at June 30, 2006 and $2.8 million as at December 31, 2005 is recorded against accumulated other comprehensive income, resulting from an unrecognized actuarial loss. Under Canadian GAAP, the minimum pension liability, and the corresponding amounts recorded in other assets and accumulated other comprehensive income are not recorded.

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

18. SUMMARY OF SIGNIFICANT DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) IN THE UNITED STATES AND CANADA (cont'd)

     RECONCILIATION TO CANADIAN GAAP

     CONSOLIDATED STATEMENTS OF OPERATIONS

     The following is a reconciliation of net earnings (loss) reflecting the differences between U.S. and Canadian GAAP:

                                                    THREE MONTHS ENDED    SIX MONTHS ENDED
                                                         JUNE 30,             JUNE 30,
                                                    ------------------   -----------------
                                                      2006     2005        2006      2005
                                                     ------   ------     -------   -------
Net earnings (loss) in accordance with U.S. GAAP     $3,534   $1,111     $(2,287)  $ 2,307
Stock-based compensation(a)                              --     (653)         --    (1,182)
                                                     ------   ------     -------   -------
Net earnings in accordance with Canadian GAAP        $3,534   $  458     $(2,287)  $ 1,125
                                                     ======   ======     =======   =======
Earnings (loss) per share:
Earnings (loss) per share - basic:
   Net earnings (loss) from continuing operations    $ 0.09   $ 0.01     $ (0.11)  $  0.02
   Net earnings from discontinued operations         $   --   $   --     $  0.05   $  0.01
                                                     ------   ------     -------   -------
   Net earnings (loss)                               $ 0.09   $ 0.01     $ (0.06)  $  0.03
                                                     ======   ======     =======   =======
Earnings (loss) per share -  diluted:
   Net earnings (loss) from continuing operations    $ 0.08   $ 0.01     $ (0.11)  $  0.02
   Net earnings from discontinued operations         $   --   $   --     $  0.05   $  0.01
                                                     ------   ------     -------   -------
   Net earnings (loss)                               $ 0.08   $ 0.01     $ (0.06)  $  0.03
                                                     ======   ======     =======   =======

     CONSOLIDATED SHAREHOLDERS' EQUITY (DEFICIT)

     The following is a reconciliation of shareholders' equity (deficit) reflecting the difference between Canadian and U.S. GAAP:

                                                                  JUNE 30,   DECEMBER 31,
                                                                    2006         2005
                                                                  --------   ------------
Shareholders' equity (deficit) in accordance with U.S. GAAP       $(21,242)    $(23,043)
Unrecognized actuarial lossb                                            21        2,773
                                                                  --------     --------
Shareholders' equity (deficit) in accordance with Canadian GAAP   $(21,221)    $(20,270)
                                                                  ========     ========

19.  FINANCIAL STATEMENT PRESENTATION

     Certain comparative figures have been reclassified to conform with the presentation adopted in the current year.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's principal business is the design, manufacture, sale and lease of projector systems for giant screen theaters for customers including commercial theaters, museums and science centers, and destination entertainment sites. In addition, the Company designs and manufactures high-end sound systems and produces and distributes large format films. There are 274 IMAX theaters operating in 38 countries worldwide as of June 30, 2006. IMAX Corporation is a publicly traded company listed on both the TSX and NASDAQ.

ACCOUNTING POLICIES AND ESTIMATES

The Company reports its results under United States Generally Accepted Accounting Principles ("U.S. GAAP"). Significant differences between United States and Canadian Generally Accepted Accounting Principles are summarized in note 18 of the Consolidated Financial Statements.

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

When the elements of theater systems meet the criteria for treatment as separate units of accounting, the Company generally allocates revenue to each individual element based on the relative fair values of each element. Where objective and reliable evidence of the fair values of the undelivered items in a multiple element arrangement is available but no such evidence is available for the delivered items, the Company will use the residual method of allocation in those instances. Under the residual method, the amount of consideration allocated to the delivered items equals the total arrangement consideration less the aggregate fair value of the undelivered items. Revenue allocated to an individual element is recognized when revenue recognition criteria for that element is met.

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

OVERVIEW (cont'd)

CRITICAL ACCOUNTING POLICIES (cont'd)

REVENUE RECOGNITION (cont'd)

SALES AND SALES-TYPE LEASES OF THEATER SYSTEMS (cont'd)

Where these agreements have multiple elements meeting the criteria for treatment as separate units of accounting, the total consideration to be received in these situations generally is allocated to each individual element based on the relative fair values of each element. Where objective and reliable evidence of the fair values of the undelivered items in a multiple element arrangement is available but no such evidence is available for the delivered items, the Company will use the residual method of allocation in those instances. Under the residual method, the amount of consideration allocated to the delivered items equals the total arrangement consideration less the aggregate fair value of the undelivered items. Each element is then accounted for based on applicable revenue recognition criteria.

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

SHORT-TERM INVESTMENTS

The Company has short-term investments, which generally have maturities of more than three months and less than one year from the date of purchase. The short-term investments are classified as held to maturity based on the Company's positive intent and ability to hold the securities to maturity. The Company invests primarily in Canadian and U.S. government securities and commercial paper rated "A1+" by Standard & Poor's and these investments are stated at amortized cost, which approximates fair market value. Income related to these securities is reported as a component of interest income. At June 30, 2006, the Company had $8.4 million (December 31, 2005 - $6.1 million) invested in Canadian government securities and $nil (December 31, 2005 - $2.1 million) invested in U.S. government securities.

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

The evaluation of collectibility of customer accounts is typically done on an individual account basis. If, based on an evaluation of accounts, the Company concludes that it is probable that a customer will not be able to pay all amounts due, the Company estimates the recoverable amount. In developing the estimates for an allowance, the Company considers general and industry economic and market conditions as well as other credit information available for the customer. The Company only records recoveries of provisions when objective verifiable evidence supports the change in the original provision.

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

TAX ASSET VALUATION

As at June 30, 2006, the Company had net deferred income tax assets of $7.8 million, comprised of tax credit carryforwards, net operating loss and capital loss carryforwards and other deductible temporary differences, which can be utilized to reduce either taxable income or taxes otherwise payable in future years. The Company's management assesses realization of these net deferred income tax assets based on all available evidence and has concluded that it is more likely than not that these net deferred income tax assets will be realized. Positive evidence includes, but is not limited to, the Company's historical earnings, projected future earnings, contracted sales backlog at June 30, 2006, and the ability to realize certain deferred income tax assets through loss and tax credit carryback strategies. If and when the Company's operations in some jurisdictions were to reach a requisite level of profitability or where the Company's future profitability estimates increase due to changes in positive evidence, the Company would reduce all or a portion of the applicable valuation allowance in the period when such determination is made. This would result in an increase to reported earnings and a decrease to the Company's effective tax rate in such period. However, if the Company's projected future earnings do not materialize, or if the Company operates at a loss in certain jurisdictions, or if there is a material change in actual effective tax rates or time period within which the Company's underlying temporary differences become taxable or deductible, the Company could be required to increase the valuation allowance against all or a significant portion of the Company's deferred tax assets resulting in a substantial increase to the Company's effective tax rate for the period of the change and a material adverse impact on its operating results for the period.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (an interpretation of FASB Statement No. 109), ("FIN 48"), which clarifies the relevant criteria and approach for the recognition, de-recognition and measurement of uncertain tax positions. FIN 48 will be effective for the Company beginning January 1, 2007. The Company is currently in the process of assessing the effects of the provisions on FIN 48.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 VERSUS THREE MONTHS ENDED JUNE 30, 2005

The Company reported net earnings from continuing operations before income taxes of $3.9 million or $0.09 per share on a diluted basis and net earnings from continuing operations after taxes of $3.5 million or $0.08 per share on a diluted basis for the second quarter of 2006. For the second quarter of 2005, the Company reported net earnings from continuing operations before income taxes of $1.5 million or $0.03 per share on a diluted basis and net earnings from continuing operations after taxes of $0.9 million or $0.02 per share on a diluted basis.

REVENUE

The Company's revenues for the second quarter of 2006 increased 34.1% to $41.4 million from $30.9 million in the same period last year.

Systems revenue increased to $24.0 million in the second quarter of 2006 from $20.3 million in the second quarter of 2005, an increase of 17.9%. The Company recognized revenue on 11 theater systems which qualified as either sales or sales-type leases in the second quarter of 2006 compared to nine theater systems in the second quarter of 2005. Revenue from sales and leases increased to $17.6 million in the second quarter of 2006 from $13.9 million in 2005, an increase of 26.4%. This increase was due to the increase in the number and mix of system recognitions and partially offset by a decrease in settlement revenues. The Company recognized $3.9 million in settlement revenue during the second quarter of 2005, compared to $nil in the same period in 2006.

Four of the systems recognized in the second quarter of 2005 related to the sale of used theater systems compared to nil used systems in the same period of 2006.

Average revenue per sales and sales-type systems increased in the second quarter of 2006 compared to 2005 due to the four used systems sold in the second quarter of 2005, compared to nil in the same period of 2006, and due to a difference in the mix of systems.

                                                THREE MONTHS ENDED
                                                     JUNE 30,
                                                ------------------
                                                    2006   2005
                                                    ----   ----

Sales and Sales-type lease systems recognized
IMAX 2D GT...................................        --      1
IMAX 3D......................................         3      4
IMAX 3D SR...................................         3      1
IMAX MPX.....................................         5      3
                                                    ---    ---
                                                     11      9
                                                    ===    ===

In addition, the Company installed and began recognizing revenue on one theater system that qualified as an operating lease in the second quarter of 2006 versus two in the same period in 2005. The Company recognizes revenue on operating leases over the term of the leases.

The Company believes that it is possible that its installation of theater systems in 2006 could be negatively impacted by (a) the difficulty it is experiencing in effecting "sign and install" transactions, which are agreements for theater systems that are installed in the same calendar year in which they are signed, which difficulty it believes is due in part to the disappointing performance of the films V for Vendetta: The IMAX Experience, Poseidon: The IMAX Experience and The Ant Bully: An IMAX 3D Experience and (b) the potential slipping of some installations scheduled for the fourth quarter of 2006 into 2007. If this occurs, and there are not sufficient offsets to such installations in other areas of the Company's business, the Company could potentially be required to increase the valuation allowance against a portion of the Company's deferred tax assets resulting in an increase to the Company's effective tax rate for the period of the change in the estimate.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

THREE MONTHS ENDED JUNE 30, 2006 VERSUS THREE MONTHS ENDED JUNE 30, 2005
(cont'd)

REVENUE (cont'd)

The Company generally enters into multi-year system lease agreements with customers that typically contain customer payment obligations prior to the scheduled installation of the system. During the period of time between lease signing and system installation, certain customers each year generally are unable, or elect not, to proceed with system installation for a number of reasons, including business considerations, or the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the customer and the Company may enter into a consensual lease buyout, whereby the parties are released from their future obligations under the lease, the initial lease payments that the customer previously made to the Company are typically recognized as revenue and the geographic territory granted to the customer reverts to the Company. For this reason, the Company has a high degree of certainty of collecting a substantial value of a signed contract, either through the installation of a theater system or a consensual lease buyout. In addition, since the introduction of its new IMAX MPX theater system in 2003, the Company has agreed with several customers to terminate their existing lease agreements, which were in the Company's backlog, and sign new MPX system agreements. During the second quarter of 2006, the Company did not recognize any settlement revenue. Included in IMAX systems revenue for the three months ended June 30, 2005 is $3.9 million related to consensual lease buyouts. The Company anticipates that, while MPX conversion agreements may continue as MPX systems continue to prove popular with commercial customers, overall revenue from consensual lease buyouts and terminations of agreements by customer default will likely decrease throughout 2006 in comparison to 2005.

Ongoing rental revenue increased to $2.8 million in the second quarter of 2006 from $2.1 million in 2005 an increase of 35.3%. Maintenance revenue remained consistent at $3.6 million in both second quarters of 2006 and 2005.

Film revenues increased to $12.2 million in the second quarter of 2006 from $5.3 million in the second quarter of 2005, due primarily to an increase in film distribution, film post-production and DMR revenues. Film distribution revenues increased to $5.0 million in the second quarter of 2006 from $2.7 million in the second quarter of 2005, an increase of 88.0%. The increase is primarily due to the production and release of Deep Sea 3D in March 2006 and the continued performance of Magnificent Desolation: Walking on the Moon 3D, released in September 2005. Film post-production revenues increased to $3.0 million in the second quarter of 2006 from $1.1 million in the second quarter of 2005, mainly due to an increase in third party business relating to Superman Returns: An IMAX 3D Experience at the Company's post-production unit. IMAX DMR revenues, which are revenues to the Company generated from the gross box office performance and conversion services performed on IMAX DMR films, increased to $4.1 million in the second quarter of 2006 from $1.4 million in the prior year quarter. The increase in DMR revenue is due primarily to the releases of Superman Returns:
The IMAX 3D Experience in June 2006 and Poseidon: The IMAX Experience, in May 2006. Film production revenues remained consistent at $0.1 million in both the second quarters of 2006 and 2005.

The Company believes it may see lower film revenues in 2006 due to the disappointing performance of the films V for Vendetta: The IMAX Experience,
Poseidon: The IMAX Experience, and The Ant Bully: An IMAX 3D Experience. The Company intends to release in conjunction with studios at least seven new films in 2006 including the already released V for Vendetta: The IMAX Experience (March 2006), Deep Sea 3D (March 2006), Poseidon: The IMAX Experience (May
2006), Superman Returns: An IMAX 3D Experience (June 2006) and The Ant Bully: An IMAX 3D Experience (July 2006) and the still to be released Open Season: An IMAX 3D Experience (September 2006) and Happy Feet: An IMAX 3D Experience (November
2006).

Theater operations revenue decreased slightly to $4.1 million in the second quarter of 2006 from $4.2 million in the second quarter of 2005. The Company believes that it may see lower attendance rates in 2006 compared to the prior year due to the disappointing performance of the films V for Vendetta: The IMAX Experience, Poseidon: The IMAX Experience and The Ant Bully: An IMAX 3D Experience.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

THREE MONTHS ENDED JUNE 30, 2006 VERSUS THREE MONTHS ENDED JUNE 30, 2005
(cont'd)

REVENUE (cont'd)

Other revenue increased slightly to $1.2 million in the second quarter of 2006 compared to $1.1 million in the same period in 2005. Other revenue primarily includes revenue generated from the Company's camera and rental business and after market sales of projection system parts.

GROSS MARGIN

Gross margin in the second quarter of 2006 was $17.9 million, or 43.1% of total revenue, compared to $15.9 million, or 51.4% of total revenue in the second quarter of 2005.

Systems margins increased slightly in the second quarter of 2006 by $0.3 million or 2.0%. Average gross margin on sales and sales-type lease of projection systems increased in the second quarter of 2006 versus the same period in 2005 by 42.3%, primarily due to the mix of recognitions as four customers exercised an option to convert their existing leases into outright purchases in the second quarter of 2005, compared to none in the same period of 2006. The increase was partially offset by a decrease in settlement revenue. The Company recognized $3.9 million in settlement gross margin in the second quarter of 2005, compared to $nil in the same period of 2006. The settlement amounts recognized in 2005 are related to consensual lease buyouts.

The Company's film gross margin increased in the second quarter of 2006 by $1.7 million. The Company's DMR gross margin increased by $1.6 million due primarily to the gross box office performance and conversion services performed on Superman Returns: An IMAX 3D Experience, and film post-production gross margin increased by $0.3 million also primarily due to the level of third party business resulting from Superman Returns: An IMAX 3D Experience. Film distribution margin decreased by $0.2 million primarily due to lower margins earned on the mix of films in release during the current quarter.

The Company's owned and operated theater gross margin increased by $0.4 million in the second quarter of 2006 compared to the same period in 2005, primarily as a result of lower rental fees for films in 2006.

Other gross margin decreased by $0.4 million in the second quarter of 2006, primarily as result of the Company's decision to subsidize some of its after market components and upgrades to a number of theaters showing Superman Returns:
An IMAX 3D Experience.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

THREE MONTHS ENDED JUNE 30, 2006 VERSUS THREE MONTHS ENDED JUNE 30, 2005
(cont'd)

OTHER

Selling, general and administrative expenses were $9.5 million in the second quarter of 2006 versus $9.8 million in the same period of 2005. Legal fees for the second quarter of 2006 decreased by $0.7 million due to a reduction in the number of outstanding legal matters in which the Company is involved. The Company also amended its executive pension plan on March 8, 2006 to reduce certain benefits, resulting in a savings of $0.9 million in compensation expense for the second quarter of 2006 compared to the previous year quarter. Other non-cash stock-based compensation decreased by $0.3 million in the second quarter of 2006, due to changes in the Company's share price. Offsetting these decreases, were $0.8 million of costs in connection with the Company's process of seeking strategic alternatives, including a potential sale. Salaries and benefits expense also increased by $0.6 million compared to the prior year quarter due to the strengthening of the Canadian dollar. In addition, the Company expensed $0.5 million for stock options granted in accordance with the adoption of FAS 123R. In addition, the Company recorded a capital tax expense of $0.1 million in the second quarter of 2006, compared to a $0.5 million recovery in the prior year quarter. The Company recorded a foreign exchange gain of $0.4 million in the second quarter of 2006, compared to a loss of $0.5 million in the second quarter of 2005. The Company records foreign exchange translation gains and losses primarily on a portion of its financing receivable balances which are denominated in Canadian dollars, Euros and Japanese Yen.

Receivable provisions net of recoveries for accounts receivable amounted to a net provision of $0.2 million in the second quarter of 2006, compared to a net recovery of $0.4 million in the second quarter of 2005. The Company recorded a net recovery of $0.5 million in the second quarter of 2006 compared to $nil in the second quarter of 2005 on financing receivables due to favorable outcomes on lease amendments.

Interest income remained consistent at $0.3 million for both second quarters of 2006 and 2005.

Interest expense remained consistent at $4.2 million in the second quarters of 2006 and 2005. Included in interest expense is the amortization of deferred finance costs in the amount of $0.2 million in the second quarters of 2006 and 2005 relating to the Senior Notes due 2010. The Company's policy is to defer and amortize all the costs relating to a debt financing over the life of the debt instrument.

INCOME TAXES

The Company's effective tax rate differs from the statutory tax rate and will vary from year to year primarily as a result of numerous permanent differences, investments and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or reductions in the year, changes in the Company's valuation allowance based on the Company's recoverability assessments of deferred tax assets, and favorable or unfavorable resolution of various tax examinations. The income tax expense for the quarter is calculated by applying the estimated average annual effective tax rate of approximately 11% for the 2006 year to quarterly pre-tax income. As of June 30, 2006, the Company had a gross deferred income tax asset of $45.3 million, against which the Company is carrying a $37.5 million valuation allowance. On June 22, 2006, the Canadian Federal government passed into law the elimination of the Large Corporations Tax retroactively as of January 1, 2006. Further, long-term tax rate reductions were also affirmed for taxation years 2008 through 2010. The Company's tax provision for the quarter reflects both the retroactive elimination of the Large Corporations Tax and the result of the long term reductions in the corporate tax rates. The Company has reduced its gross deferred tax asset with an equal reduction in its gross valuation allowance to reflect the reduction in long term income tax rates.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

THREE MONTHS ENDED JUNE 30, 2006 VERSUS THREE MONTHS ENDED JUNE 30, 2005
(cont'd)

RESEARCH AND DEVELOPMENT

Research and development expenses decreased to $0.7 million in the second quarter of 2006, compared to $0.9 million in 2005. The expenses primarily reflect research and development activities pertaining to the Company's new IMAX digitally-based theater projection system. Through research and development, the Company continues to design and develop cinema-based equipment, software and other technologies to enhance its product offering. The Company believes that the motion picture industry will be affected by the development of digital technologies, particularly in the areas of content creation (image capture), post-production (editing and special effects), distribution and display. Consequently, the Company has made significant investments in digital technologies, including the development of proprietary, patent-pending technology such as a digitally-based projection system, as well as technologies to digitally enhance image resolution and quality of motion picture films, and convert monoscopic (2D) to stereoscopic (3D) images. The Company also holds a number of patents, patents pending and intellectual property rights in these areas.

DISCONTINUED OPERATIONS

On December 23, 2003, the Company closed its owned and operated Miami IMAX theater. The Company abandoned or removed all of its assets from the theater in the first quarter of 2004. The Company is involved in a legal proceeding with the landlord of the theater with respect to the amount owing to the landlord by the Company for lease and guarantee obligations. The amount of loss to the Company has been estimated as between $0.8 million and $2.3 million. The Company paid out $0.8 million with respect to amounts owing to the landlord during 2003 and 2004. As the Company is uncertain as to the outcome of the proceeding, no additional amount has been recorded. The Company recorded $nil in net earnings from discontinued operations related to Miami IMAX theater in the second quarters of 2006 and 2005.

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

PENSION PLAN AMENDMENT

On March 8, 2006, the Company and the Co-Chief Executives negotiated an amendment to the unfunded U.S. defined benefit pension plan covering its two Co-Chief Executive Officers. Under the original terms of the plan, once benefit payments begin, the benefit is indexed annually to the cost of living and further provides for 100% continuance for life to the surviving spouse. Under the terms of the plan amendment, the cost of living adjustment and surviving spouse benefits previously owed to the Co-Chief Executive Officers are each reduced by 50%, subject to a recoupment of a percentage of such benefits upon a change of control of the Company, and the net present value of the reduced benefit payments is accelerated and paid out upon a change of control of the Company. The benefits were 50% vested as of July 2000, the plan initiation date. The vesting percentage increases on a straight-line basis from inception until age 55. The vesting percentage of a member whose employment terminates other than by voluntary retirement or upon change of control shall be 100%. As of June 30, 2006, one of the Co-Chief Executives was approximately 98.0% vested and the other Co-Chief Executive was approximately 79.3% vested.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

THREE MONTHS ENDED JUNE 30, 2006 VERSUS THREE MONTHS ENDED JUNE 30, 2005
(cont'd)

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

The Company adopted FAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective transition method, the Company's Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R. Stock-based compensation expense recognized under FAS 123R in the second quarter of 2006 was $0.5 million.

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

Stock-based compensation expense recognized in the Company's Consolidated Statement of Operations for the three months ended June 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of FAS 123R. In conjunction with the adoption of FAS 123R, the Company changed its method of attributing the value of stock-based compensation to expense from a method which recognized the expense as the options vest to the straight-line single option method. Compensation expense for all share-based payment awards granted on or prior to January 1, 2006 will continue to be recognized using the historic method while compensation expense for all share-based payment awards granted subsequent to January 1, 2006 is recognized using the straight-line single-option method. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the second quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company's pro forma information required under FAS 123 for the periods prior to 2006, the Company also estimated forfeitures at the time of grant and revised, if necessary, in subsequent periods.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

THREE MONTHS ENDED JUNE 30, 2006 VERSUS THREE MONTHS ENDED JUNE 30, 2005
(cont'd)

EMPLOYEE STOCK-BASED COMPENSATION (cont'd)

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

SIX MONTHS ENDED JUNE 30, 2006 VERSUS SIX MONTHS ENDED JUNE 30, 2005

The Company reported net loss from continuing operations before income taxes of $5.7 million or $0.14 per share on a diluted basis and net loss from continuing operations after taxes of $4.6 million or $0.11 per share on a diluted basis for the first half of 2006. For the first half of 2005 the Company reported net earnings from continuing operations before income taxes of $2.4 million or $0.06 per share on a diluted basis and net earnings from continuing operations after taxes of $1.9 million or $0.05 per share on a diluted basis.

REVENUE

The Company's revenues for the first half of 2006 decreased 1.0% to $61.8 million from $62.2 million in the same period last year.

Systems revenue decreased to $33.4 million in the first half of 2006 from $42.4 million in the first half of 2005, a decrease of 21.4%. The Company recognized revenue on 14 theater systems which qualified as either sales or sales-type leases in each of the first halves of 2006 and 2005. Revenue from sales and leases decreased to $21.4 million in the first half of 2006 from $30.4 million in 2005, a decrease of 29.6%. This decrease was due to the decrease in settlement revenues from $11.0 million in the first half of 2005 compared to $nil in the same period in 2006.

Two of the systems recognized in the first half of 2006 related to the sale of used theater systems compared to four used systems in the same period of 2005.

Average revenue per sales and sales-type systems increased due to a difference in the mix of systems recognized as outlined in the table below:

                                                SIX MONTHS ENDED
                                                    JUNE 30,
                                                ----------------
                                                   2006   2005
                                                   ----   ----
Sales and Sales-type lease systems recognized
IMAX 2D GT...................................       --      1
IMAX 3D......................................        6      5
IMAX 3D SR...................................        3      4
IMAX MPX.....................................        5      4
                                                   ---    ---
                                                    14     14
                                                   ===    ===

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

SIX MONTHS ENDED JUNE 30, 2006 VERSUS SIX MONTHS ENDED JUNE 30, 2005 (cont'd)

REVENUE (cont'd)

In addition, the Company installed and began recognizing revenue on one theater system that qualified as an operating lease in the first half of 2006 versus three in the same period in 2005. The Company recognizes revenue on operating leases over the term of the leases.

The Company generally enters into multi-year system lease agreements with customers that typically contain customer payment obligations prior to the scheduled installation of the system. During the period of time between lease signing and system installation, certain customers each year generally are unable, or elect not, to proceed with system installation for a number of reasons, including business considerations, or the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the customer and the Company may enter into a consensual lease buyout, whereby the parties are released from their future obligations under the lease, the initial lease payments that the customer previously made to the Company are typically recognized as revenue and the geographic territory granted to the customer reverts to the Company. For this reason, the Company has a high degree of certainty of collecting a substantial value of a signed contract, either through the installation of a theater system or a consensual lease buyout. In addition, since the introduction of its new IMAX MPX theater system in 2003, the Company has agreed with several customers to terminate their existing lease agreements, which were in the Company's backlog, and sign new MPX system agreements. During the first half of 2006, the Company did not recognize any settlement revenue. Included in IMAX systems revenue for the six months ended June 30, 2005 are the following types of settlement arrangements: $0.2 related to MPX conversion agreements and $10.8 million related to consensual lease buyouts. In aggregate the Company recognized $11.0 million in the six months ended June 30, 2005. The Company anticipates that, while MPX conversion agreements may continue as MPX systems continue to prove popular with commercial customers, overall revenue from consensual lease buyouts and terminations of agreements by customer default will likely continue to decrease throughout 2006 in comparison to 2005.

Ongoing rental revenue decreased slightly by 1.4% in the first half of 2006 compared to the same period in 2005. Maintenance revenue remained consistent at $7.1 million in both the first halves of 2006 and 2005.

Film revenues increased to $18.7 million in the first half of 2006 from $10.2 million in the first half of 2005, due primarily to an increase in film distribution, film post-production and DMR revenues. Film distribution revenues increased to $8.4 million in the first half of 2006 from $4.7 million in the first half of 2005, an increase of 78.7%, and film production revenues increased to $0.6 million in the first half of 2006 from $0.1 million in the first half of 2005, both increases primarily due to the production and release of Deep Sea 3D, in March 2006 and the continued performance of Magnificent Desolation: Walking on the Moon 3D released in September 2005. Film post-production revenues increased to $4.5 million in the first half of 2006 from $2.5 million in the first half of 2005, mainly due to an increase in third party business at the Company's post-production unit. IMAX DMR revenues, which are revenues to the Company generated from the gross box office performance of IMAX DMR films, increased by 76.7% in the first half of 2006. The increase in DMR revenue is due primarily to the gross box office performance and conversion services performed on Superman Returns: The IMAX 3D Experience, released in June 2006, and revenue from the March 2006 release of V for Vendetta: The IMAX Experience, the May 2006 release of Poseidon: The IMAX Experience, and the continued success of Harry Potter and the Goblet of Fire: The IMAX Experience re-released in November
2005. This increase is partially offset by the performance of Robots: The IMAX Experience released in March 2005, Batman Begins: The IMAX Experience released in June 2005 and The Polar Express: The IMAX 3D Experience released in November 2004.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

SIX MONTHS ENDED JUNE 30, 2006 VERSUS SIX MONTHS ENDED JUNE 30, 2005 (cont'd)

REVENUE (cont'd)

The Company believes it may see lower film revenues in 2006 due to the disappointing performance of the films V for Vendetta: The IMAX Experience,
Poseidon: The IMAX Experience and The Ant Bully: An IMAX 3D Experience. The Company intends to release in conjunction with studios at least seven new films in 2006 including the already released V for Vendetta: The IMAX Experience (March 2006), Deep Sea 3D (March 2006), Poseidon: The IMAX Experience (May
2006), Superman Returns: An IMAX 3D Experience (June 2006) and The Ant Bully: An IMAX 3D Experience (July 2006) and the still to be released Open Season: An IMAX 3D Experience (September 2006) and Happy Feet: An IMAX 3D Experience (November
2006).

Theater operations revenue decreased slightly to $7.7 million in the first half of 2006 from $8.0 million in the first half of 2005, due to a decrease in average ticket prices of 2.3% and a slight decrease in attendance of 2.8% due primarily to the success of the IMAX 3D version of The Polar Express: The IMAX 3D Experience in the first half of 2005. The Company believes it may see lower attendance rates in 2006 compared to the prior year due to the disappointing performance of the films V for Vendetta: The IMAX Experience, Poseidon: The IMAX Experience and The Ant Bully: An IMAX 3D Experience.

Other revenue increased to $2.1 million in the first half of 2006 compared to $1.6 million in the same period in 2005, largely due to an increase in the Company's after market sales. Other revenue primarily includes revenue generated from the Company's camera and rental business and after market sales of projection system parts.

GROSS MARGIN

Gross margin in the first half of 2006 was $23.9 million, or 38.6% of total revenue, compared to $32.0 million, or 51.4% of total revenue in the first half of 2005.

Systems margins declined in the first half of 2006 by $9.7 million or 34.4%. Average gross margin on sales and sales-type lease of projection systems increased by 7.9% in the first half of 2006 versus the same period in 2005, primarily due to the difference in the mix of recognitions and to the sale of two used systems in 2006, compared to four used systems in the same period of 2005. Partially offsetting this increase, the Company recognized $11.0 million in settlement gross margin in the first half of 2005, compared to $nil in the same period of 2006. The settlement amounts recognized in the first half of 2005 are detailed as follows: $0.2 million related to MPX conversion agreements and $10.8 million related to consensual lease buyouts.

The Company's film gross margin increased in the first half of 2006 by $1.6 million. The Company's DMR gross margin increased by $1.4 million, due primarily to the gross box office performance and conversion services performed on Superman Returns: An IMAX 3D Experience, and post-production gross margin increased by $0.5 million, also primarily due to the level of third party business resulting from Superman Returns: An IMAX 3D Experience. Film distribution margin decreased by $1.0 million, primarily due to lower margins earned on the mix of films in release during the year.

The Company's owned and operated theater gross margin increased by $0.7 million in the first half of 2006 compared to the same period in 2005, primarily as a result of lower rental fees for films in 2006.

Other gross margin decreased by $0.8 million in the first half of 2006, primarily as result of the Company's decision to subsidize some of its after market components and upgrades to a number of theaters showing Superman Returns:
An IMAX 3D Experience.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

SIX MONTHS ENDED JUNE 30, 2006 VERSUS SIX MONTHS ENDED JUNE 30, 2005 (cont'd)

OTHER

Selling, general and administrative expenses were $20.0 million in the first half of 2006 versus $20.1 million in the same period of 2005. Legal fees for the first half of 2006 decreased by $0.9 million due to a reduction in the number of outstanding legal matters in which the Company is involved. The Company also amended its executive pension plan on March 8, 2006 to reduce certain benefits, resulting in a savings of $1.3 million in compensation expense for the first half of 2006 compared to the same period in 2005. Partially offsetting these decreases, the Company incurred expenses of $0.9 million in connection with the Company's process of seeking strategic alternatives, including a potential sale. Professional fees also increased by $0.4 million as the Company incurred costs to implement the accounting for Financial Accounting Standards No. 123, "Share-Based Payment" ("FAS 123R"), and to amend the Company's pension plan. In addition, the Company expensed $0.8 million for stock options granted in accordance with the adoption of FAS 123R. Salaries and benefits expense also increased by $0.8 million during the first half of 2006 due to a higher Canadian dollar denominated salary expense on the strengthening of the Canadian dollar compared to the same period in the prior year. In addition, the Company recorded a capital tax expense of $0.3 million in the first half of 2006, compared to a $0.3 million recovery in the same period in 2005. The Company recorded a foreign exchange gain of $0.4 million in the first half of 2006, compared to a loss of $0.7 million in the first half of 2005. The Company records foreign exchange translation gains and losses primarily on a portion of its financing receivable balances which are denominated in Canadian dollars, Euros and Japanese Yen.

Receivable provisions net of recoveries for accounts receivable amounted to a net provision of $0.4 million in the first half of 2006, compared to a net recovery of $0.1 million in the first half of 2005. The Company recorded a net recovery of $0.5 million and $0.1 million in the first halves of 2006 and 2005, respectively, on financing receivables due to favorable outcomes on lease amendments.

Interest income remained consistent at $0.5 million in the first halves of 2006 and 2005.

Interest expense remained consistent at $8.4 million in the first halves of 2006 and 2005. Included in interest expense is the amortization of deferred finance costs in the amount of $0.4 million in the first halves of 2006 and 2005 relating to the Senior Notes due 2010. The Company's policy is to defer and amortize all the costs relating to a debt financing over the life of the debt instrument.

INCOME TAXES

The Company's effective tax rate differs from the statutory tax rate and will vary from year to year primarily as a result of numerous permanent differences, investments and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or reductions in the year, changes in the Company's valuation allowance based on the Company's recoverability assessments of deferred tax assets, and favorable or unfavorable resolution of various tax examinations. The income tax expense for the quarter is calculated by applying the estimated average annual effective tax rate of approximately 11% for the 2006 year to quarterly pre-tax income. As of June 30, 2006, the Company had a gross deferred income tax asset of $45.3 million, against which the Company is carrying a $37.5 million valuation allowance. In the six month period the Company favorably resolved a provincial income tax audit resulting in the release of related tax reserves of $0.5 million to the income tax recovery for the period. Also, on June 22, 2006, the Canadian Federal government passed into law the elimination of the Large Corporations Tax retroactively as of January 1, 2006. Further, long-term tax rate reductions were also affirmed for taxation years 2008 through 2010. The Company's tax provision for the quarter reflects both the retroactive elimination of the Large Corporations Tax and the result of the long term reductions in the corporate tax rates. The Company has reduced its gross deferred tax asset with an equal reduction in its gross valuation allowance to reflect the reduction in long term income tax rates.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

SIX MONTHS ENDED JUNE 30, 2006 VERSUS SIX MONTHS ENDED JUNE 30, 2005 (cont'd)

RESEARCH AND DEVELOPMENT

Research and development expenses remained consistent at $1.6 million in the first halves of 2006 and 2005. The expenses primarily reflect research and development activities pertaining to the Company's new IMAX digitally-based theater projection system. Through research and development, the Company continues to design and develop cinema-based equipment, software and other technologies to enhance its product offering. The Company believes that the motion picture industry will be affected by the development of digital technologies, particularly in the areas of content creation (image capture), post-production (editing and special effects), distribution and display. Consequently, the Company has made significant investments in digital technologies, including the development of proprietary, patent-pending technology such as a digitally-based projection system, as well as technologies to digitally enhance image resolution and quality of motion picture films, and convert monoscopic (2D) to stereoscopic (3D) images. The Company also holds a number of patents, patents pending and intellectual property rights in these areas.

DISCONTINUED OPERATIONS

On December 23, 2003, the Company closed its owned and operated Miami IMAX theater. The Company abandoned or removed all of its assets from the theater in the first quarter of 2004. The Company is involved in a legal proceeding with the landlord of the theater with respect to the amount owing to the landlord by the Company for lease and guarantee obligations. The amount of loss to the Company has been estimated as between $0.8 million and $2.3 million. The Company paid out $0.8 million with respect to amounts owing to the landlord during 2003 and 2004. As the Company is uncertain as to the outcome of the proceeding, no additional amount has been recorded. The Company recorded $nil in net earnings from discontinued operations related to Miami IMAX theater in the first halves of 2006 and 2005.

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

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

SIX MONTHS ENDED JUNE 30, 2006 VERSUS SIX MONTHS ENDED JUNE 30, 2005 (cont'd)

PENSION PLAN AMENDMENT

On March 8, 2006, the Company and the Co-Chief Executives negotiated an amendment to the unfunded U.S. defined benefit pension plan covering its two Co-Chief Executive Officers. Under the original terms of the plan, once benefit payments begin, the benefit is indexed annually to the cost of living and further provides for 100% continuance for life to the surviving spouse. Under the terms of the plan amendment, the cost of living adjustment and surviving spouse benefits previously owed to the Co-Chief Executive Officers are each reduced by 50%, subject to a recoupment of a percentage of such benefits upon a change of control of the Company, and the net present value of the reduced benefit payments is accelerated and paid out upon a change of control of the Company. The benefits were 50% vested as of July 2000, the plan initiation date. The vesting percentage increases on a straight-line basis from inception until age 55. The vesting percentage of a member whose employment terminates other than by voluntary retirement or upon change of control shall be 100%. As of June 30, 2006, one of the Co-Chief Executives was approximately 98.0% vested and the other Co-Chief Executive was approximately 79.3% vested.

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

The Company adopted FAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective transition method, the Company's Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R. Stock-based compensation expense recognized under FAS 123R for the six months ended June 30, 2006 was $0.8 million.

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

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

SIX MONTHS ENDED JUNE 30, 2006 VERSUS SIX MONTHS ENDED JUNE 30, 2005 (cont'd)

EMPLOYEE STOCK-BASED COMPENSATION (cont'd)

Stock-based compensation expense recognized in the Company's Consolidated Statement of Operations for the first half of 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of FAS 123R. In conjunction with the adoption of FAS 123R, the Company changed its method of attributing the value of stock-based compensation to expense from a method which recognized the expense as the options vest to the straight-line single option method. Compensation expense for all share-based payment awards granted on or prior to January 1, 2006 will continue to be recognized using the historic method while compensation expense for all share-based payment awards granted subsequent to January 1, 2006 is recognized using the straight-line single-option method. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company's pro forma information required under FAS 123 for the periods prior to 2006, the Company also estimated forfeitures at the time of grant and revised, if necessary, in subsequent periods.

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

OTHER

The Company is in the process of responding to an informal inquiry from the U.S. Securities and Exchange Commission regarding the Company's timing of revenue recognition, including its application of multiple element arrangement accounting in its revenue recognition for theater systems. Under multiple element arrangement accounting, the revenues associated with different elements of an IMAX theater system contract are segregated and can be recognized in different periods. (See "Critical Accounting Policies," above, for a more detailed explanation of its accounting policies with regard to theater system installations). As reported in the Company's 2005 10-K, the Company recognized revenue in the fourth quarter of 2005 on 10 theater installations in theaters which did not open in that quarter. In three of the ten installations, all of the constituent elements of the projection systems were installed in the fourth quarter. Of the remaining seven installations, revenue associated with the screen element of the system was deferred until the final screen was installed. Of these seven installations, three theaters had their screens completed in the first quarter of 2006, two in the second quarter of 2006, and screens in the remaining two theaters have either since been completed or are expected to be completed over the remainder of 2006. The value associated with the elements other than the screen elements of those system installations was recognized in the fourth quarter when they were substantially completed. Finally, on one of these ten installations, the Company has an obligation to de-install and move the theater system. The fair value of this obligation of $0.1 million has not been recognized into income. The Company believes its application of the above accounting policy is, and has historically been, in accordance with GAAP, and the Company's position is supported by its auditors, PricewaterhouseCoopers LLP. This accounting policy has similarly been applied to one theater installation in the second quarter of 2006, where revenue associated with the screen element has been deferred to a future period. The Company is cooperating in this inquiry.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

LIQUIDITY AND CAPITAL RESOURCES

CREDIT FACILITY

On February 6, 2004, the Company entered into a Loan Agreement for a secured revolving credit facility as amended on June 30, 2005 and as further amended by the Second Amendment to the Loan Agreement which was entered into with effect from May 16th, 2006 (the "Credit Facility"). The Credit Facility is a revolving credit facility expiring on October 31, 2009 with an optional one year renewal thereafter contingent upon approval by the lender, permitting maximum aggregate borrowings of $40.0 million, subject to a borrowing base calculation which includes the Company's financing receivables, operating leases, finished goods inventory, and capital assets with certain reserve requirements and deductions for outstanding letters of credit. The Credit Facility bears interest at the applicable prime rate per annum or Libor plus a margin as specified therein per annum and is collateralized by a first priority security interest in all of the current and future assets of the Company. The Credit Facility contains typical affirmative and negative covenants, including covenants that restrict the Company's ability to: incur certain additional indebtedness; make certain loans, investments or guarantees; pay dividends; make certain asset sales; incur certain liens or other encumbrances; conduct certain transactions with affiliates and enter into certain corporate transactions. In addition, the Credit Facility contains customary events of default, including upon an acquisition or a change of control that may have a material adverse effect on the Company or a guarantor. The Credit Facility also requires the Company to maintain a minimum level of earnings before interest, taxes, depreciation and amortization, and cash collections.

CASH AND CASH EQUIVALENTS

As at June 30, 2006, the Company's principal sources of liquidity included cash and cash equivalents of $21.6 million, short-term investments of $8.4 million, the Credit Facility, trade accounts receivable of $27.3 million and anticipated collection from net investment in leases due in the next 12 months of $6.5 million. As at June 30, 2006, the Company has not drawn down on the Credit Facility, and has letters of credit for $9.8 million secured by the Credit Facility arrangement.

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

The Company's net cash provided by (used in) operating activities is impacted by a number of factors, including the proceeds associated with new signings of theater system lease and sale agreements in the year, the box office performance of large format films distributed by the Company and/or exhibited in the Company's theaters, increases or decreases in the Company's operating expenses and the level of cash collections received from its customers.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

LIQUIDITY AND CAPITAL RESOURCES (cont'd)

CASH AND CASH EQUIVALENTS (cont'd)

Cash used in operating activities amounted to $4.9 million for the period ended June 30, 2006. Changes in other non-cash operating assets as compared to December 31, 2005 include an increase of $1.9 million in inventories, an increase of $1.4 million in financing receivables, a $2.7 million increase in accounts receivable and a $0.3 million increase in prepaid expenses, which mostly relates to prepaid film print costs that will be expensed over the period to be benefited. Changes in other non-cash operating liabilities as compared to December 31, 2005 include an increase in deferred revenue of $2.7 million, an increase in accounts payable of $0.1 million and an increase of $0.9 million in accrued liabilities. Included in accrued liabilities for the period ended June 30, 2006 were $26.1 million in respect of accrued pension obligations which are mostly long-term in nature.

Cash used in investing activities amounted to $1.6 million in the first half of 2006, which includes purchases of short-term investments of $10.3 million, proceeds from maturities of short-term investments of $10.3 million, purchases of $0.7 million in fixed assets, an increase in other assets of $ 0.6 million and an increase in other intangible assets of $0.3 million.

Cash provided by financing activities in the first half of 2006 amounted to $0.3 million, due to the issuance of common shares through the exercise of stock options.

The Company also received $3.5 million in cash on a note receivable from a discontinued operation.

Capital expenditures including the purchase of fixed assets and investments in film assets were $7.4 million for the first half of 2006.

Cash provided by operating activities amounted to $3.6 million for the period ended June 30, 2005. Changes in other non-cash operating assets and liabilities included an increase in deferred revenue of $6.0 million, and a decrease of $3.4 million in accrued liabilities. Cash used by investing activities for the first half of 2005 amounted to $16.1 million, primarily consisting of $23.1 million invested in short-term investments and $8.1 million received from proceeds of short-term investments. Cash provided by financing activities amounted to $2.1 million due to the issuance of common shares through the exercise of stock options. Capital expenditures including the purchase of fixed assets net of sales proceeds and investments in film assets were $5.3 million for the first half of 2005.

LETTERS OF CREDIT AND OTHER COMMITMENTS

As at June 30, 2006, the Company has letters of credit of $9.8 million outstanding, of which the entire balance has been secured by the Credit Facility.

SENIOR NOTES DUE 2010

As at June 30, 2006, the Company had outstanding $159.0 million aggregate principal of Registered Senior Notes and $1.0 million aggregate principal of Unregistered Senior Notes.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

LIQUIDITY AND CAPITAL RESOURCES (cont'd)

PENSION OBLIGATIONS

The Company has a defined benefit pension plan covering its two Co-Chief Executive Officers. As at June 30, 2006, the Company had an unfunded and accrued projected benefit obligation of approximately $26.1 million (2005 - $31.1 million) in respect of this defined benefit pension plan. At the time the Company established the defined benefit pension plan, it also took out life insurance policies on its two Co-Chief Executive Officers with coverage amounts of $21.5 million in aggregate. The Company intends to use the proceeds of life insurance policies taken on its Co-Chief Executive Officers to be applied towards the benefits due and payable under the plan, although there can be no assurance that the Company will ultimately do so. As at June 30, 2006, the cash surrender value of the insurance policies is $3.7 million (December 31, 2005 - $3.3 million).

On March 8, 2006, the Company and the Co-Chief Executives negotiated an amendment to the plan. Under the terms of the plan amendment, the cost of living adjustment and surviving spouse benefits previously owed to the Co-Chief Executive Officers are each reduced by 50%, subject to a recoupment of a percentage of such benefits upon a change of control of the Company, and the net present value of the reduced pension benefit payments is accelerated and paid out upon a change of control of the Company. The benefits were 50% vested as of the plan initiation date. The vesting percentage increases on a straight-line basis from inception until age 55. The vesting percentage of a member whose employment terminates other than by voluntary retirement or upon change in control shall be 100%. As of June 30, 2006, one of the Co-Chief Executives was approximately 98.0% vested and the other Co-Chief Executive was approximately 79.3% vested.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.

The Company's management, with the participation of its Co-Chief Executive Officers and its Chief Financial Officer, evaluated the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of June 30, 2006. Based on that evaluation, the Company's Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of that date, the Company's disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 were not effective at the reasonable assurance level because of the identification of a material weakness in the Company's internal control over financial reporting, which management views as an integral part of the Company's disclosure controls and procedures. This material weakness related to the controls surrounding the analysis and recording of complex film accounting transactions in the three months ended June 30, 2006. This control deficiency resulted in an adjustment to the Company's Consolidated Statement of Operations for the three months ended June 30, 2006 of approximately $0.8 million.

As of the third quarter of 2006, management is implementing controls to strengthen the analysis of complex film accounting transactions, including engaging independent third party experts to analyze the Company's proposed accounting treatment of such transactions.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Other than indicated above, there were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                IMAX CORPORATION

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

(A) In March 2005, the Company, together with Three-Dimensional Media Group, Ltd. ("3DMG"), filed a complaint in the U.S. District Court for the Central District of California, Western Division, against In-Three, Inc. ("In-Three") alleging patent infringement and seeking injunctive relief and damages. In April 2005, In-Three filed an answer denying infringement and asserting counterclaims that seek a declaratory judgment of non-infringement, invalidity and unenforceability of the patent in suit, and damages for alleged false advertising, false designation of origin, breach of contract, interference with prospective economic advantage and/or unfair competition. On March 13, 2006, the Company and In-Three entered into a settlement agreement, resolving all matters between the parties. On March 29, 2006, the Company and In-Three filed a joint motion for an order dismissing with prejudice all claims and counterclaims between the parties. The U.S. District Court for the Central District of California, Western Division has stayed a determination on the joint motion at the joint request of the Company, 3DMG, and In-Three pending a resolution of an arbitration proceeding between the Company and 3DMG before the International Centre for Dispute Resolution relating to rights under agreements between the Company and 3DMG.

(B) In November 2001, the Company filed a complaint with the District Court of Munich against Big Screen, a German large-screen cinema owner in Berlin ("Big Screen"), demanding payment of rental payments and certain other amounts owed to the Company. Big Screen raised a defense based on alleged infringement of German antitrust rules, relating mainly to an allegation of excessive pricing. Big Screen had brought a number of motions for restraining orders in this matter relating to the Company's provision of films and maintenance, all of which have been rejected by the courts, including the Berlin Court of Appeals, and for which all appeals have been exhausted. On November 8, 2005, the District Court of Munich rendered a judgment in favor of the Company on all accounts. Big Screen has appealed the judgment to the Munich Court of Appeals and at the same time asked for an order to stay the execution under the judgment of the District Court, which order was denied by the Court so that the judgement remains executable. On November 30, 2005, Big Screen filed an application for the opening of insolvency proceedings which were formally opened on May 2, 2006. As a consequence of Big Screen's insolvency, the appeal proceeding has been put on hold and it is uncertain whether it will continue.

(C) In May 2002, the Company filed a complaint with the District Court of Nuremberg-Furth, Germany against Siewert Holding in Wuerzburg ("Siewert"), demanding payment of rental obligations and other amounts owed to the Company. Siewert raised a defense based on alleged infringement of German antitrust rules. By judgement of December 20, 2002, the District Court rejected the defense and awarded judgement in documentary proceedings in favor of the Company and added further amounts that had fallen due. Siewert applied for leave to appeal to the German Supreme Court on matters of law, which was rejected by the German Supreme Court in March 2004. Siewert subsequently made a partial payment of amounts awarded to the Company. Siewert has filed follow up proceedings to the documentary proceedings in the District Court, essentially repeating the claims rejected in the documentary proceeding. On September 30, 2004, Siewert filed for insolvency with the Local Court in Wuerzburg. Following the opening of formal insolvency proceedings, the litigation has been put on hold and it is unlikely that it will continue.

(D) In January 2004, the Company and IMAX Theater Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages of approximately $3.7 million before the International Court of Arbitration of the International Chambers of Commerce (the "ICC") with respect to the breach by Electronic Media Limited ("EML") of its December 2000 agreement with the Company. In June 2004, the Company commenced a related arbitration before the ICC against EML's affiliate, E-CITI Entertainment (I) PVT Limited ("E-Citi"), seeking $17.8 million as a result of E-Citi's breach of a September 2000 lease agreement. The arbitration hearing on both claims took place in November 2005. On February 1, 2006, the ICC issued an award finding unanimously in the Company's favor on all claims. The ICC hearing to determine the amount of damages to be awarded to the Company took place on July 26 - 28, 2006. The ICC panel has not yet rendered its decision with respect to such damages and no amount has yet been recorded for these damages.

                                IMAX CORPORATION

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

(G) The Company is in the process of responding to informal inquiries from the U.S. Securities and Exchange Commission and the Ontario Securities Commission regarding the Company's timing of revenue recognition, including its application of multiple element arrangement accounting in its revenue recognition for theater systems. The Company believes its application of its accounting policies is, and has historically been, in accordance with GAAP, and the Company's position is supported by its auditors, PricewaterhouseCoopers LLP. The Company is cooperating in these inquiries.

ITEM 1A. RISK FACTORS

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 5. OTHER INFORMATION

On May 11, 2006, a special committee of the Board was formed to review the terms of possible transactions in connection with the Company's exploration of strategic alternatives, including the possible sale or merger of the business (the "Special Committee"). On August 8, 2006, the Board of Directors approved the following compensation for the Directors who were appointed to the Special Committee. The Chairman of the Special Committee shall receive a one-time payment of $35,000 and other Special Committee members shall receive a one-time payment of $30,000. Any expenses incurred in connection with participation in Special Committee meetings shall be reimbursed.

                                IMAX CORPORATION

ITEM 6. EXHIBITS

(A)  EXHIBITS

4.10    Fourth Supplemental Indenture dated April 10, 2006 among IMAX
        Corporation, the Existing Guarantors (as defined therein), the First
        Supplemental Guarantors named in the Supplemental Indenture, the Second
        Supplemental Guarantors named in the Second Supplemental Indenture,
        Conversion Films Ltd., Feathered Films Ltd. and Great Ant Productions
        Ltd. and U.S. Bank National Association, as trustee under the Indenture.

4.11 Fifth Supplemental Indenture dated June 19, 2006 among IMAX Corporation, the Existing Guarantors (as defined therein), First Supplemental
        Guarantors named in the Supplemental Indenture, the Second Supplemental
        Guarantor named in the Second Supplemental Indenture, the Fourth
        Supplemental Guarantors named in the Fourth Supplemental Indenture,
        Acorn Rain Productions Ltd. (the "Guaranteeing Subsidiary") and U.S.
        Bank National Association, as trustee under the Indenture.

10.27 Second Amendment to the Loan Agreement as of and with effect May 16, 2006, between IMAX Corporation and Wachovia Capital Finance Corporation
        (Canada) (formerly, Congress Financial Corporation (Canada)).

31.1    Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of
        2002, dated August 9, 2006, by Bradley J. Wechsler.

31.2    Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of
        2002, dated August 9, 2006, by Richard L. Gelfond.

31.3    Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of
        2002, dated August 9, 2006, by Francis T. Joyce

32.1    Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of
        2002, dated August 9, 2006, by Bradley J. Wechsler.

32.2    Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of
        2002, dated August 9, 2006, by Richard L. Gelfond.

32.3    Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of
        2002, dated August 9, 2006, by Francis T. Joyce

                                IMAX CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        IMAX CORPORATION


Date: August 9, 2006                    By: /s/ Francis T. Joyce
                                            ------------------------------------
                                            Francis T. Joyce
                                            Chief Financial Officer
                                            (Principal Financial Officer)


Date: August 9, 2006                    By: /s/ Kathryn A. Gamble
                                            ------------------------------------
                                            Kathryn A. Gamble
                                            Vice President, Finance, Controller
                                            (Principal Accounting Officer)