Form 10-Q
period 2006-09-30
IMAX CORP
filed 2006-11-09
CIK 921582

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class                        Outstanding as of October 26, 2006
-----                        ----------------------------------
Common stock, no par value               40,285,574

================================================================================

                                IMAX CORPORATION

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements............................................     3

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...........................................    34

Item 3.  Quantitative and Qualitative Factors about Market Risk..........    58

Item 4.  Controls and Procedures.........................................    58

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...............................................    59

Item 1A. Risk Factors....................................................    61

Item 6.  Exhibits........................................................    61

Signatures...............................................................    62

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

                                IMAX CORPORATION

                                                                            PAGE
                                                                            ----
PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        The following Condensed Consolidated Financial Statements are filed as part of this Report:

        Condensed Consolidated Balance Sheets as at September 30, 2006
        and December 31, 2005...............................................   4

        Condensed Consolidated Statements of Operations for the three and
        nine month periods ended September 30, 2006 and 2005................   5

        Condensed Consolidated Statements of Cash Flows for the nine
        month periods ended September 30, 2006 and 2005.....................   6

        Notes to Condensed Consolidated Financial Statements................   7

                                IMAX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
                         (in thousands of U.S. dollars)

                                                                               SEPTEMBER 30,
                                                                                    2006       DECEMBER 31,
                                                                                (UNAUDITED)        2005
                                                                               -------------   ------------
ASSETS
Cash and cash equivalents                                                        $  22,001      $  24,324
Short-term investments                                                               4,219          8,171
Accounts receivable, net of allowance for doubtful
   accounts of $7,201 (2005 - $5,892)                                               32,092         26,165
Financing receivables (note 3)                                                      62,529         63,006
Inventories (note 4)                                                                33,110         28,294
Prepaid expenses                                                                     4,389          3,825
Film assets                                                                          2,946          3,329
Fixed assets                                                                        25,619         26,780
Other assets                                                                         8,023         11,618
Deferred income taxes (note 11)                                                      6,171          6,171
Goodwill                                                                            39,027         39,027
Other intangible assets                                                              2,619          2,701
                                                                                 ---------      ---------
   Total assets                                                                  $ 242,745      $ 243,411
                                                                                 =========      =========

LIABILITIES
Accounts payable                                                                 $   9,469      $   6,935
Accrued liabilities (note 7(c))                                                     54,808         55,122
Deferred revenue                                                                    51,258         44,397
Senior Notes due 2010 (note 5)                                                     160,000        160,000
                                                                                 ---------      ---------
   Total liabilities                                                               275,535        266,454
                                                                                 ---------      ---------

COMMITMENTS AND CONTINGENCIES (notes 7 and 8)

SHAREHOLDERS' EQUITY (DEFICIT)
Capital stock (note 12) Common shares - no par value. Authorized -
   unlimited number. Issued and outstanding - 40,285,574 (2005 - 40,213,542)       121,960        121,674
Other equity                                                                         3,249          1,758
Deficit                                                                           (158,623)      (144,347)
Accumulated other comprehensive income (loss)                                          624         (2,128)
                                                                                 ---------      ---------
   Total shareholders' deficit                                                     (32,790)       (23,043)
                                                                                 ---------      ---------
   Total liabilities and shareholders' equity (deficit)                          $ 242,745      $ 243,411
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
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                        SEPTEMBER 30,        SEPTEMBER 30,
                                                                     ------------------   -------------------
                                                                       2006       2005      2006       2005
                                                                     --------   -------   --------   --------
REVENUE
IMAX systems (note 9(a))                                             $  7,319   $20,236   $ 40,669   $ 62,657
Films                                                                   7,671     8,047     26,363     18,295
Theater operations                                                      4,726     4,311     12,434     12,325
Other                                                                   1,010       780      3,076      2,343
                                                                     --------   -------   --------   --------
                                                                       20,726    33,374     82,542     95,620
COSTS OF GOODS AND SERVICES                                            14,537    17,600     52,468     47,832
                                                                     --------   -------   --------   --------
GROSS MARGIN                                                            6,189    15,774     30,074     47,788

Selling, general and administrative expenses (note 9(b))                9,998     8,966     29,954     29,021
Research and development                                                  878       890      2,457      2,429
Amortization of intangibles                                               132       164        456        481
Receivable provisions, net of (recoveries) (note 10)                      359      (310)       250       (468)
                                                                     --------   -------   --------   --------
EARNINGS (LOSS) FROM OPERATIONS                                        (5,178)    6,064     (3,043)    16,325

Interest income                                                           227       243        760        741
Interest expense                                                       (4,379)   (4,185)   (12,784)   (12,584)
                                                                     --------   -------   --------   --------
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES     (9,330)    2,122    (15,067)     4,482
Provision for income taxes (note 11)                                   (1,784)     (202)      (634)      (681)
                                                                     --------   -------   --------   --------
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS                        (11,114)    1,920    (15,701)     3,801
Net earnings (loss) from discontinued operations (note 14)               (875)      360      1,425        786
                                                                     --------   -------   --------   --------
NET EARNINGS (LOSS)                                                  $(11,989)  $ 2,280   $(14,276)  $  4,587
                                                                     ========   =======   ========   ========

EARNINGS (LOSS) PER SHARE (note 12(b)):
Earnings (loss) per share - basic:
   Net earnings (loss) from continuing operations                    $  (0.28)  $  0.05   $  (0.39)  $   0.10
   Net earnings (loss) from discontinued operations                  $  (0.02)  $  0.01   $   0.04   $   0.02
                                                                     --------   -------   --------   --------
   Net earnings (loss)                                               $  (0.30)  $  0.06   $  (0.35)  $   0.12
                                                                     ========   =======   ========   ========

Earnings (loss) per share - diluted:
   Net earnings (loss) from continuing operations                    $  (0.28)  $  0.04   $  (0.39)  $   0.09
   Net earnings (loss) from discontinued operations                  $  (0.02)  $  0.01   $   0.04   $   0.02
                                                                     --------   -------   --------   --------
   Net earnings (loss)                                               $  (0.30)  $  0.05   $  (0.35)  $   0.11
                                                                     ========   =======   ========   ========

  (the accompanying notes are an integral part of these condensed consolidated financial statements)

                                IMAX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
                         (in thousands of U.S. dollars)
                                   (UNAUDITED)

                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                     -------------------------------
                                                                             2006       2005
                                                                           --------   --------
CASH PROVIDED BY (USED IN):
OPERATING ACTIVITIES
Net earnings (loss)                                                        $(14,276)  $  4,587
   Net (earnings) from discontinued operations                               (1,425)      (786)
Items not involving cash:
   Depreciation and amortization                                             13,888     11,490
   Write-downs (recoveries)                                                     250       (468)
   Change in deferred income taxes                                               --       (299)
   Stock and other non-cash compensation                                      2,730      3,554
   Non-cash foreign exchange loss (gain)                                       (383)       167
   Interest on short-term investments                                          (281)      (250)
Investment in film assets                                                    (8,699)    (7,315)
Changes in other non-cash operating assets and liabilities                      846     (7,239)
                                                                           --------   --------
Net cash provided by (used in) operating activities                          (7,350)     3,441
                                                                           --------   --------

INVESTING ACTIVITIES

Purchases of  short-term investments                                        (14,506)   (27,157)
Proceeds from maturities of short-term investments                           18,739     15,175
Purchase of fixed assets                                                     (1,712)    (1,194)
Increase in other assets                                                       (753)      (562)
Increase in other intangible assets                                            (374)      (412)
                                                                           --------   --------
Net cash provided by (used in) investing activities                           1,394    (14,150)
                                                                           --------   --------

FINANCING ACTIVITIES

Common shares issued                                                            286      3,219
                                                                           --------   --------
Net cash provided by financing activities                                       286      3,219
                                                                           --------   --------

Effects of exchange rate changes on cash                                        (46)       149
                                                                           --------   --------

DECREASE IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS             (5,716)    (7,341)
Increase in cash and cash equivalents from discontinued operations            3,393        429
                                                                           --------   --------
DECREASE IN CASH AND CASH EQUIVALENTS, DURING THE PERIOD                     (2,323)    (6,912)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               24,324     28,964
                                                                           --------   --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $ 22,001   $ 22,052
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

     The Company reports its results under United States Generally Accepted Accounting Principles ("U.S. GAAP"). Significant differences between U.S. GAAP and Canadian Generally Accepted Accounting Principles ("Canadian GAAP") are described in note 18.

     These financial statements should be read in conjunction with the financial statements included in the Company's most recent Annual Report on Form 10-K for the year ended December 31, 2005 which should be consulted for a summary of the significant accounting policies utilized by the Company. These interim financial statements are prepared following accounting policies consistent with the Company's financial statements for the year ended December 31, 2005, except as noted below.

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

1.   BASIS OF PRESENTATION (cont'd)

     EMPLOYEE STOCK-BASED COMPENSATION (cont'd)

     Stock-based compensation expense recognized in the Company's Consolidated Statement of Operations for the three and nine months ended September 30, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of FAS 123R. In conjunction with the adoption of FAS 123R, the Company changed its method of attributing the value of stock-based compensation to expense from a method which recognized the expense as the options vest to the straight-line single option method. Compensation expense for all share-based payment awards granted on or prior to January 1, 2006 will continue to be recognized using the historic method while compensation expense for all share-based payment awards granted subsequent to January 1, 2006 is recognized using the straight-line single-option method. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company's pro forma information required under FAS 123 for the periods prior to 2006, the Company also estimated forfeitures at the time of grant and revised, if necessary, in subsequent periods.

     The Company utilizes a lattice-binomial option-pricing model ("Binomial Model") to determine the fair value of share-based payment awards.

     Prior to January 1, 2006, the Company followed the intrinsic value method of accounting for employee stock options as prescribed by APB 25. If the fair value methodology prescribed by FAS 123 had been adopted by the Company, pro forma results for the three and nine months ended September 30, 2005 would have been as follows:

                                                       THREE MONTHS ENDED   NINE MONTHS ENDED
                                                          SEPTEMBER 30,       SEPTEMBER 30,
                                                              2005                 2005
                                                       ------------------   -----------------
Net earnings as reported                                     $2,280              $ 4,587
Stock based compensation expense, if the methodology
   prescribed by FAS 123 had been adopted                      (723)              (2,247)
                                                             ------              -------
Adjusted net earnings                                        $1,557              $ 2,340
                                                             ======              =======

Earnings (loss) per share - basic:
   Net earnings as reported                                  $ 0.06              $  0.12
   FAS 123 stock based compensation expense                  $(0.02)             $ (0.06)
                                                             ------              -------
Adjusted net earnings                                        $ 0.04              $  0.06
                                                             ======              =======

Earnings (loss) per share - diluted:
   Net earnings as reported                                  $ 0.05              $  0.11
   FAS 123 stock based compensation expense                  $(0.01)             $ (0.05)
                                                             ------              -------
   Adjusted net earnings                                     $ 0.04              $  0.06
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

1.   BASIS OF PRESENTATION (cont'd)

     EMPLOYEE STOCK-BASED COMPENSATION (cont'd)

     Stock-based compensation expense recognized under FAS 123R for the three and nine months ended September 30, 2006 was $0.4 million and $1.2 million respectively.

     The weighted average fair value of common share options granted to employees for the three and nine months ended September 30, 2006 at the time of grant was $3.28 and $3.70 respectively (2005 - $3.70 and $3.60 per share). The Company uses a Binomial Model to determine the fair value of common share options at the grant date. For the three and nine months ended September 30, the following assumptions were used:

                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                         SEPTEMBER 30,                 SEPTEMBER 30,
                                  ---------------------------   ---------------------------
                                      2006           2005           2006           2005
                                  -----------   -------------   ------------   ------------
Average risk-free interest rate          5.00%           4.14%          4.86%          4.14%
Market risk premium                      5.35%   6.79% - 6.93%  5.24% - 5.60%  5.57% - 7.38%
Beta                                     0.99            1.27    0.99 - 1.28    1.06 - 1.31
Expected option life (in years)   4.45 - 5.46     5.37 - 5.43    2.47 - 5.46    2.23 - 5.43
Average expected volatility                60%             62%            60%            62%
Annual termination probability           8.06%   8.06% - 9.62%          8.06%  8.06% - 9.62%
Dividend yield                              0%              0%             0%             0%

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

     Total stock-based compensation expense related to non-vested employee stock options not yet recognized at September 30, 2006 and the weighted average period over which the awards are expected to vest is $3.9 million and 3.3 years, respectively.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)

2.   VARIABLE INTEREST ENTITIES

     The Company has evaluated its various variable interests to determine whether they are Variable Interest Entities ("VIEs") in accordance with the revised FASB issued Financial Interpretation 46 ("FIN 46R"). The Company reviewed its management agreements relating to theaters which the Company manages, and has no equity interest, and concluded that such arrangements were not variable interests since the Company's fees are commensurate with the level of service and the theater owner retains the right to terminate the service. The Company has also reviewed its financial arrangements with theaters where it shares in the profit or losses of the theater. The Company has not considered these arrangements under FIN 46R as the arrangements meet the scope exceptions defined in the pronouncement. The Company has determined that certain of its film production companies are VIEs. Since in two cases the Company absorbs a majority of the VIE's losses, the Company has determined that it is the primary beneficiary ("PB"), of these entities. The Company continues to consolidate these entities with no material impact on the operating results or financial condition of the Company as the production companies have total assets of less than $0.1 million and total liabilities of less than $0.1 million as at September 30, 2006. The Company also has interests in four other film production companies which are VIEs, however the Company did not consolidate these film entities since it does not bear the majority of the expected losses or expected residual returns. As of September 30, 2006, these four VIEs have total assets of $4.3 million (December 31, 2005 - $0.3 million) and total liabilities of $4.3 million (December 31, 2005 - $0.3 million).

3.   FINANCING RECEIVABLES

     The Company generally provides its theater systems to customers on a long-term lease basis, typically with initial lease terms of 10 to 20 years. Financing receivables consisting of net investment in leases and long term receivables are comprised of the following:

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        2006            2005
                                                    -------------   ------------
Gross minimum lease amounts receivable                $ 83,483        $ 88,894
Residual value of equipment                                496             635
Unearned finance income                                (30,302)        (33,933)
                                                      --------        --------
Present value of minimum lease amounts receivable       53,677          55,596
Accumulated allowance for uncollectible amounts           (995)         (1,478)
                                                      --------        --------
Net investment in leases                              $ 52,682        $ 54,118
Long-term receivables                                    9,847           8,888
                                                      --------        --------
Total financing receivables                           $ 62,529        $ 63,006
                                                      ========        ========

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)

4.   INVENTORIES

                  SEPTEMBER 30,   DECEMBER 31,
                      2006            2005
                  -------------   ------------
Raw materials        $13,000         $10,464
Work-in-process        8,469           6,893
Finished goods        11,641          10,937
                     -------         -------
                     $33,110         $28,294
                     =======         =======

5.   SENIOR NOTES DUE 2010

     As at September 30, 2006, the Company had outstanding $159.0 million aggregate principal of Registered Senior Notes and $1.0 million aggregate principal of Unregistered Senior Notes.

6.   CREDIT FACILITY

     On February 6, 2004, the Company entered into a Loan Agreement for a secured revolving credit facility as amended on June 30, 2005 and as further amended by the Second Amendment to the Loan Agreement which was entered into with effect from May 16, 2006 (the "Credit Facility"). The Credit Facility is a revolving credit facility expiring on October 31, 2009 with an optional one year renewal thereafter contingent upon approval by the lender, permitting maximum aggregate borrowings of $40.0 million, subject to a borrowing base calculation which includes the Company's financing receivables, operating leases, finished goods inventory and capital assets with certain reserve requirements and deductions for outstanding letters of credit. The Company's current borrowing capacity under such calculation is $26.1 million after deduction for outstanding letters of credit of $8.1 million. The Credit Facility bears interest at the applicable prime rate per annum or Libor plus a margin as specified therein per annum and is collateralized by a first priority security interest in all of the current and future assets of the Company. The Credit Facility contains typical affirmative and negative covenants, including covenants that restrict the Company's ability to: incur certain additional indebtedness; make certain loans, investments or guarantees; pay dividends; make certain asset sales; incur certain liens or other encumbrances; conduct certain transactions with affiliates and enter into certain corporate transactions. In addition, the Credit Facility contains customary events of default, including upon an acquisition or a change of control that may have a material adverse effect on the Company or a guarantor. The Credit Facility also requires the Company to maintain a minimum level of earnings before interest, taxes, depreciation and amortization, and cash collections. As at September 30, 2006, the Company has not drawn down on the Credit Facility other than in issuing letters of credit for $8.1 million.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)

7.   COMMITMENTS

(A) The Company's total minimum annual rental payments to be made under operating leases for premises as of September 30, 2006 for each of the years ended December 31, are as follows:

2006 (three months remaining)   $ 1,257
2007                              5,184
2008                              5,086
2009                              4,965
2010                              5,122
Thereafter                       18,985
                                -------
                                $40,599
                                =======

(B) As at September 30, 2006, the Company has letters of credit of $8.1 million (December 31, 2005 - $7.6 million) secured by the Company's Credit Facility arrangement (see note 6).

(C) In March 2004, the Company received $5.0 million in cash under a film financing arrangement which was included in accrued liabilities. During 2005, the Company received another $5.1 million under the same film financing arrangement. The Company was required to expend these funds towards the production and distribution of a motion picture title. The film was released in the third quarter of 2005. During the first nine months of 2006, the Company spent $0.2 million towards the distribution of the film. As at September 30, 2006, the Company still has $0.1 million (December 31, 2005 - $0.4 million) remaining in accrued liabilities from this financing for future distribution expenses to be incurred on the film.

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

8.   CONTINGENCIES (cont'd)

(A) In March 2005, the Company, together with Three-Dimensional Media Group, Ltd. ("3DMG"), filed a complaint in the U.S. District Court for the Central District of California, Western Division, against In-Three, Inc. ("In-Three") alleging patent infringement and seeking injunctive relief and damages. In April 2005, In-Three filed an answer denying infringement and asserting counterclaims that seek a declaratory judgement of non-infringement, invalidity and unenforceability of the patent in suit, and damages for alleged false advertising, false designation of origin, breach of contract, interference with prospective economic advantage and/or unfair competition. On March 13, 2006, the Company and In-Three entered into a settlement agreement, resolving all matters between the parties. On March 29, 2006, the Company and In-Three filed a joint motion for an order dismissing with prejudice all claims and counterclaims between the parties. The U.S. District Court for the Central District of California, Western Division has stayed a determination on the joint motion at the joint request of the Company, 3DMG, and In-Three pending a resolution of an arbitration proceeding between the Company and 3DMG before the International Centre for Dispute Resolution relating to rights under agreements between the Company and 3DMG. The Company believes the amount of the loss, if any, that may be suffered in connection with this proceeding will not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of such proceedings.

(B) In January 2004, the Company and IMAX Theater Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages of approximately $3.7 million before the International Court of Arbitration of the International Chambers of Commerce (the "ICC") with respect to the breach by Electronic Media Limited ("EML") of its December 2000 agreement with the Company. In June 2004, the Company commenced a related arbitration before the ICC against EML's affiliate, E-CITI Entertainment (I) PVT Limited ("E-Citi"), seeking $17.8 million in damages as a result of E-Citi's breach of a September 2000 lease agreement. The arbitration hearing on both claims took place in November, 2005. On February 1, 2006, the ICC issued an award finding unanimously in the Company's favor on all claims. The ICC hearing to determine the amount of damages to be awarded to the Company took place on July 26 - 28, 2006. The ICC panel has not yet rendered its decision with respect to such damages and no amount has yet been recorded for these damages.

(C) In June 2004, Robots of Mars, Inc. ("Robots") initiated an arbitration proceeding against the Company in California with the American Arbitration Association pursuant to an arbitration provision in a 1994 film production agreement between Robots' predecessor-in-interest and a subsidiary of the Company, asserting claims for breach of contract, fraud, breach of fiduciary duty and intentional interference with contract. Robots is seeking an accounting of the Company's revenues and an award of all sums alleged to be due to Robots under the production agreement, as well as punitive damages. The Company intends to vigorously defend the arbitration proceeding and believes the amount of the loss, if any, that may be suffered in connection with this proceeding will not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of such arbitration.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)

8.   CONTINGENCIES (cont'd)

(D) The Company and certain of its officers and directors were named as defendants in eight purported class action lawsuits filed between August 11, 2006 and September 18, 2006, alleging violations of U.S. federal securities laws. These eight actions were filed in the U.S. District Court for the Southern District of New York. These lawsuits, brought on behalf of shareholders who purchased the Company's common stock between February 17, 2006 and August 9, 2006, allege primarily that the defendants engaged in securities fraud by disseminating materially false and misleading statements during the class period regarding their revenue recognition of theater system installations, and failing to disclose material information concerning the Company's revenue recognition practices. Currently there are motions for consolidation, assignment of lead plaintiff, and appointment of lead plaintiff counsel pending before the Court. These lawsuits are in very early stages and seek unspecified compensatory damages, costs, and expenses. The Company believes the allegations made against it in the complaints are meritless and will vigorously defend the matter. The Company believes the amount of the loss, if any, that may be suffered in connection with this proceeding will not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of such proceedings.

(E) A purported class action lawsuit was filed on September 20, 2006 in the Ontario Superior Court of Justice against the Company and certain of its officers and directors, alleging violations of Canadian securities laws. This lawsuit was brought on behalf of shareholders who acquired the Company's securities from February 17, 2006 to August 9, 2006. This lawsuit is in a very early stage and seeks unspecified compensatory and punitive damages, as well as costs and expenses. The Company believes the allegations made against it in the complaint are meritless and will vigorously defend the matter. The Company believes the amount of the loss, if any, that may be suffered in connection with this proceeding will not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of such proceedings.

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

9.   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS SUPPLEMENTAL INFORMATION

(A) The Company generally enters into multi-year theater system agreements with customers that typically contain customer payment obligations prior to the scheduled installation of the theater system. During the period of time between signing and system installation, certain customers each year generally are unable, or elect not, to proceed with system installation for a number of reasons, including business considerations, or the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the customer and the Company may enter into a consensual buyout, whereby the parties are released from their future obligations under the agreement and the geographic territory granted to the customer reverts to the Company. Once an agreement is reached by both parties, the initial payments that the customer previously made to the Company are typically recognized as revenue. In addition, since the introduction of its IMAX MPX theater system in 2003, the Company has agreed with several customers to terminate their original agreements and to sign new system agreements for the MPX system. Upon finalizing the new agreement, the total consideration received under both the terminated agreements and the MPX arrangement is allocated first to the MPX system and the residual amount to settlement revenue. During the first nine months of 2006, the Company did not recognize any settlement revenue. Included in IMAX systems revenue for the three and nine months ended September 30, 2005 are the following types of settlement arrangements: $0.4 million and $0.6 million respectively related to MPX conversion agreements; $0.6 million and $11.4 million respectively related to consensual buyouts; and $1.4 million for both three and nine months ended September 30, 2005 related to termination of agreements after customer default. In aggregate: three and nine months ended September 30, 2005 - $2.4 million and $13.4 million respectively.

(B) Included in selling, general and administrative expenses for the three and nine months ended September 30, 2006 is a loss of $0.1 million and a gain of $0.3 million, respectively (2005 - $0.2 million gain, $0.5 million loss) for net foreign exchange gains or losses related to the translation of foreign currency denominated monetary assets, liabilities and integrated subsidiaries.

10.  RECEIVABLE PROVISIONS, NET OF (RECOVERIES)

                                        THREE MONTHS ENDED   NINE MONTHS ENDED
                                           SEPTEMBER 30,       SEPTEMBER 30,
                                        ------------------   -----------------
                                           2006    2005         2006    2005
                                           ----   -----        -----   -----
Accounts receivable provisions, net
   of (recoveries)                         $359   $(185)       $ 733   $(293)
Financing receivables provisions, net
   of (recoveries)                           --    (125)        (483)   (175)
                                           ----   -----        -----   -----
Receivable provisions, net
   of (recoveries)                         $359   $(310)       $ 250   $(468)
                                           ====   =====        =====   =====

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)

11.  INCOME TAXES

     The effective tax rate on earnings differs significantly from the Canadian statutory rate due to the effect of permanent differences, income taxed at differing rates in foreign and other provincial jurisdictions, tax recoveries and charges relating to favourable or unfavourable tax examinations, and changes in the Company's valuation allowance on deferred tax assets. The Company has reduced its net deferred tax asset by an amount of $1.6 million to reflect revisions in the Company's estimates of projected future earnings and the recoverability of its deferred tax assets based on an analysis of both positive and negative evidence.

     As at September 30, 2006, the Company has net deferred income tax assets of $6.2 million (December 31, 2005 - $6.2 million), comprised of tax credit carryforwards, net operating loss and capital loss carryforwards and other deductible temporary differences, which can be utilized to reduce either taxable income or taxes otherwise payable in future years. As of September 30, 2006, the Company had a gross deferred income tax asset of $49.0 million, against which the Company is carrying a $42.8 million valuation allowance.

12.  CAPITAL STOCK

(A)  STOCK-BASED COMPENSATION

     As at September 30, 2006, the Company has reserved a total 6,974,657 (December 31, 2005 - 7,046,689) common shares for future issuance under the Stock Option Plan, of which options in respect of 5,927,196 common shares are outstanding at September 30, 2006. The options granted under the Stock Option Plan generally vest between one and five years and expire 10 years or less from the date granted. At September 30, 2006, options in respect of 4,557,476 common shares were vested and exercisable.

     Under the terms of certain employment agreements dated July 12, 2000, the Company is required to issue either 360,000 restricted common shares or pay their cash equivalent. The restricted shares or the related cash obligation were fully vested effective July 1, 2002. In May 2003, the Company paid approximately $1.6 million in cash to settle the equivalent of 200,000 of the total 360,000 restricted common shares under these agreements. The remaining 160,000 restricted shares are required to be issued, or payment of their cash equivalent, upon request by the employees. The Company has recorded a $0.7 million recovery and $0.3 million recovery for the three and nine months ended September 30, 2006, respectively (2005 - $0.1 million expense, and $0.3 million expense), due to the changes in the fair value of these restricted shares in the period. As at September 30, 2006 an amount of $0.8 million has been recorded in accrued liabilities with respect to the restricted shares.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)

12.  CAPITAL STOCK (cont'd)

(A)  STOCK-BASED COMPENSATION (cont'd)

     The following table summarizes certain information in respect of option activity under the Stock Option Plan for the periods ended September 30:

                                                                     WEIGHTED AVERAGE
                                            NUMBER OF SHARES     EXERCISE PRICE PER SHARE
                                         ---------------------   ------------------------
                                            2006        2005           2006     2005
                                         ---------   ---------        ------   ------
Options outstanding, beginning of year   5,504,324   5,593,101        $ 7.26   $ 6.82
Granted                                    671,105     633,531         10.06     9.62
Exercised                                  (72,032)   (600,823)         3.96     5.36
Forfeited or expired                      (160,368)     (2,000)        10.23     6.48
Cancelled                                  (15,833)    (28,402)        21.33    20.70
                                         ---------   ---------
Options outstanding, end of quarter      5,927,196   5,595,407          7.50     7.23
                                         =========   =========
Options exercisable, end of quarter      4,557,476   4,046,279          7.11     7.23
                                         =========   =========

     The weighted average exercise price per share and number of unvested common share options granted to employees as at September 30, 2006 is $8.80 and 1,369,720, respectively.

     The following table summarizes certain information in respect of options outstanding under the Stock Option Plan at September 30, 2006:

                        NUMBER OF SHARES          WEIGHTED
RANGE OF EXERCISE   -----------------------   AVERAGE EXERCISE       AVERAGE
 PRICES PER SHARE   OUTSTANDING     VESTED     PRICE PER SHARE   REMAINING TERM
-----------------   -----------   ---------   ----------------   --------------
$ 0.00 - $ 2.99        172,746      172,746        $ 2.73           2.0 years
$ 3.00 - $ 4.99      1,999,522    1,979,522          4.39           4.2 years
$ 5.00 - $ 9.99      2,771,725    1,878,471          6.83           5.9 years
$10.00 - $14.99        528,901       72,435         10.63           7.2 years
$15.00 - $19.99         28,000       28,000         18.45           0.6 years
$20.00 - $24.99        271,302      271,302         21.86           2.5 years
$25.00 - $28.04        155,000      155,000         27.17           2.6 years
                     ---------    ---------
   Total             5,927,196    4,557,476          7.50           5.0 years
                     =========    =========

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)

12.  CAPITAL STOCK (cont'd)

(A)  STOCK-BASED COMPENSATION (cont'd)

     In the three and nine months ended September 30, 2006, an aggregate of 13,335 and 63,319 respectively, (2005 - 13,335 and 40,005) options with an average exercise price of $6.61 and $8.55 respectively, (2005 - $10.10 and $10.03) to purchase the Company's common stock were issued to certain advisors and strategic partners of the Company. The Company has calculated the fair value of these options to non-employees on the date of grant to be less than $0.1 million and $0.3 million (2005 - $0.1 million and $0.2 million), using a Binomial Model with the following underlying assumptions:

                                  THREE MONTHS ENDED     NINE MONTHS ENDED
                                     SEPTEMBER 30,         SEPTEMBER 30,
                                  ------------------   ---------------------
                                    2006      2005         2006        2005
                                  -------   -------    -----------   -------
Average risk-free interest rate      4.90%     4.05%           4.8%     3.96%
Expected option life              5 years   5 years    5 - 7 years   5 years
Average expected volatility            60%       62%            60%       62%
Dividend yield                          0%        0%             0%        0%

     In the three and nine months ended September 30, 2006, the Company has recorded a charge of less than $0.1 million and $0.3 million respectively (2005 - $0.1 million and $0.2 million) to film cost of sales related to these non-employee stock options.

     There were no warrants issued in the three and nine months ended September 30, 2006 (2005 - nil and nil). 550,000 warrants were issued in 2003. In the first quarter of 2005, 80,872 common shares were issued upon exercise of 200,000 warrants. All remaining warrants have either expired or have been cancelled.

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)

12.  CAPITAL STOCK (cont'd)

(B)  EARNINGS (LOSS) PER SHARE

     Reconciliations of the numerators and denominators of the basic and diluted per-share computations are comprised of the following:

                                                   THREE MONTHS ENDED    NINE MONTHS ENDED
                                                      SEPTEMBER 30,        SEPTEMBER 30,
                                                   ------------------   ------------------
                                                     2006       2005      2006       2005
                                                   --------   -------   --------   -------
Net earnings applicable to common
   shareholders:
Net earnings (loss)                                $(11,989)  $ 2,280   $(14,276)  $ 4,587
                                                   ========   =======   ========   =======
Weighted average number of common shares
   (000's):
Issued and outstanding, beginning of period          40,286    39,916     40,213    39,447
Weighted average number of shares issued during
   the period                                            --       109         52       353
                                                   --------   -------   --------   -------
Weighted average number of shares used in
   computing basic earnings per share                40,286    40,025     40,265    39,800
Assumed exercise of stock options, net of shares
   assumed repurchased                                   --     2,193         --     2,226
                                                   --------   -------   --------   -------
Weighted average number of shares used in
   computing diluted earnings per share              40,286    42,218     40,265    42,026
                                                   ========   =======   ========   =======

     The calculation of diluted earnings per share for the nine months ended September 30, 2006 excludes 5.9 million common shares issuable upon exercise of options as the impact of these exercises would be antidilutive.

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

                                  THREE MONTHS ENDED    NINE MONTHS ENDED
                                     SEPTEMBER 30,        SEPTEMBER 30,
                                  ------------------   -------------------
                                    2006       2005      2006       2005
                                  --------   -------   --------   --------
REVENUE
IMAX systems                       $ 7,319   $20,236   $ 40,669   $ 62,657
Films                                7,671     8,047     26,363     18,295
Theater operations                   4,726     4,311     12,434     12,325
Other                                1,010       780      3,076      2,343
                                   -------   -------   --------   --------
TOTAL                              $20,726   $33,374   $ 82,542   $ 95,620
                                   =======   =======   ========   ========
EARNINGS (LOSS) FROM OPERATIONS
IMAX systems                       $   903   $10,481   $ 14,734   $ 34,223
Films                                 (436)    1,084        394        521
Theater operations                     221         3        910        (53)
Corporate and other                 (5,866)   (5,504)   (19,081)   (18,366)
                                   -------   -------   --------   --------
TOTAL                              $(5,178)  $ 6,064   $ (3,043)  $ 16,325
                                   =======   =======   ========   ========

14.  DISCONTINUED OPERATIONS

(A)  MIAMI THEATER LLC

     On December 23, 2003, the Company closed its owned and operated Miami IMAX theater. The Company completed its abandonment of assets and removal of its projection system from the theater in the first quarter of 2004, with no financial impact. The Company is involved in an arbitration proceeding with the landlord of the theater with respect to the amount owing to the landlord by the Company for lease and guarantee obligations. The amount of loss to the Company has been estimated at between $0.9 million and $2.3 million. Prior to 2006, the Company paid out $0.8 million with respect to amounts owing to the landlord. The Company paid out an additional $0.1 million and also accrued an additional $0.8 million in net loss from discontinued operations related to Miami IMAX theater in the third quarter of 2006.

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

14.  DISCONTINUED OPERATIONS (cont'd)

(C)  CONSOLIDATED STATEMENT OF OPERATIONS FOR MIAMI THEATER LLC AND DPI

     The net earnings from discontinued operations summarized in the Consolidated Statements of Operations, for the periods ended September 30, were comprised of the following:

                              THREE MONTHS ENDED   NINE MONTHS ENDED
                                 SEPTEMBER 30,       SEPTEMBER 30,
                              ------------------   -----------------
                                  2006   2005        2006     2005
                                 -----   ----       ------   -----
Revenue from DPI                 $  --   $360       $2,300   $ 786
Loss from Miami Theater LLC       (875)    --         (875)     --
                                 -----   ----       ------   -----
Net earnings (loss) from
   discontinued operations
                                 $(875)  $360       $1,425   $ 786
                                 =====   ====       ======   =====

15.  DEFINED BENEFIT PLAN

     The Company has an unfunded U.S. defined benefit pension plan covering its two Co-Chief Executive Officers. The plan provides for a lifetime retirement benefit from age 55 determined as 75% of the member's best average 60 consecutive months of earnings during the 120 months preceding retirement.

     Under the original terms of the plan, once benefit payments begin, the benefit is indexed annually to the cost of living and further provides for 100% continuance for life to the surviving spouse. On March 8, 2006, the Company and the Co-Chief Executives negotiated an amendment to the plan. Under the terms of the plan amendment, the cost of living adjustment and surviving spouse benefits previously owed to the Co-Chief Executive Officers are each reduced by 50%, subject to a recoupment of a percentage of such benefits upon a change of control of the Company, and the net present value of the reduced pension benefit payments is accelerated and paid out upon a change of control of the Company. The benefits were 50% vested as of July 2000, the plan initiation date. The vesting percentage increases on a straight-line basis from inception until age 55. The vesting percentage of a member whose employment terminates other than by voluntary retirement or upon a change in control shall be 100%. As of September 30, 2006, one of the Co-Chief Executives was 100% vested and the other Co-Chief Executive was approximately 81% vested. The actuarial liability was remeasured as of March 8, 2006 to reflect the plan changes adopted.

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

15.  DEFINED BENEFIT PLAN (cont'd)

     The amounts recorded in accrued liabilities for the plan are determined as follows:

                                                       NINE MONTHS ENDED
                                                      SEPTEMBER 30, 2006
                                                      ------------------
Projected benefit obligation:
   Obligation, beginning of period                         $31,064
   Service cost                                              1,185
   Interest cost                                               956
   Actuarial gain                                           (8,645)
                                                           -------
   Obligation, end of period                               $24,560
                                                           =======
Unfunded status:
   Obligation, end of period                               $24,560
   Unrecognized gain relating to prior service cost          1,936
   Unrecognized actuarial (loss)                               (21)
                                                           -------
   Accrued pension liability                               $26,475
                                                           =======

     The following table provides disclosure of pension expense for the defined benefit plan for the periods ended September 30:

                                      THREE MONTHS      NINE MONTHS
                                          ENDED            ENDED
                                      SEPTEMBER 30,    SEPTEMBER 30,
                                     --------------   ---------------
                                      2006    2005     2006     2005
                                     -----   ------   ------   ------
Service cost                         $ 364   $  604   $1,185   $1,812
Interest cost                          297      390      956    1,169
Amortization of prior service cost    (237)     349     (320)   1,048
                                     -----   ------   ------   ------
Pension expense                      $ 424   $1,343   $1,821   $4,029
                                     =====   ======   ======   ======

     The accumulated benefit obligation for the defined benefit plan was $26.5 million at September 30, 2006 and $31.1 million at December 31, 2005.

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

15.  DEFINED BENEFIT PLAN (cont'd)

     At the time the Company established the defined benefit pension plan, it also took out life insurance policies on its two Co-Chief Executive Officers with coverage amounts of $21.5 million in aggregate. The Company intends to use the proceeds of life insurance policies taken on its Co-Chief Executive Officers to be applied towards the benefits due and payable under the plan, although there can be no assurance that the Company will ultimately do so. At September 30, 2006, the cash surrender value of the insurance policies is $4.1 million (December 31, 2005 - $3.3 million) and has been included in other assets.

16.  IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (an interpretation of FASB Statement No. 109), ("FIN 48"), which clarifies the relevant criteria and approach for the recognition, de-recognition and measurement of uncertain tax positions. FIN 48 will be effective for the Company beginning January 1, 2007. The Company is currently in the process of assessing the effects of the provisions of FIN 48.

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements", which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Company is currently evaluating the potential impact of this statement.

     The FASB also issued in September 2006 Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" (an amendment of FASB Statement No. 87, 88, 106 and 132R), ("FAS 158"). This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. FAS 158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. The Company does not believe that the adoption of FAS 158 will have a material impact on its results of operations or financial position.

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

17.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Balance Sheets as at September 30, 2006:

                                                                         NON-        ADJUSTMENTS
                                            IMAX        GUARANTOR      GUARANTOR         AND       CONSOLIDATED
                                        CORPORATION   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS       TOTAL
                                        -----------   ------------   ------------   ------------   ------------
ASSETS
Cash and cash equivalents                $  13,400      $  8,499       $   102       $      --      $  22,001
Short-term investments                       4,219            --            --              --          4,219
Accounts receivable                         29,621         2,109           362              --         32,092
Financing receivables                       60,501         2,028            --              --         62,529
Inventories                                 32,804           236            70              --         33,110
Prepaid expenses                             3,720           643            26              --          4,389
Inter-company receivables                   24,152        32,441        11,196         (67,789)            --
Film assets                                  2,946            --            --              --          2,946
Fixed assets                                24,356         1,245            18              --         25,619
Other assets                                 8,023            --            --              --          8,023
Deferred income taxes                        6,163             8            --              --          6,171
Goodwill                                    39,027            --            --              --         39,027
Other intangible assets                      2,619            --            --              --          2,619
Investments in subsidiaries                 33,704            --            --         (33,704)            --
                                         ---------      --------       -------       ---------      ---------
   Total assets                          $ 285,255      $ 47,209       $11,774       $(101,493)     $ 242,745
                                         =========      ========       =======       =========      =========
LIABILITIES
Accounts payable                             4,119         5,347             3              --          9,469
Accrued liabilities                         51,797         2,803           208              --         54,808
Inter-company payables                      57,163        33,236         6,339         (96,738)            --
Deferred revenue                            45,884         5,177           197              --         51,258
Senior Notes due 2010                      160,000            --            --              --        160,000
                                         ---------      --------       -------       ---------      ---------
   Total liabilities                       318,963        46,563         6,747         (96,738)       275,535
                                         ---------      --------       -------       ---------      ---------
SHAREHOLDER'S DEFICIT
Capital stock                              121,960            --           117            (117)       121,960
Other equity/Additional paid in
capital/Contributed surplus                  2,215        46,960            --         (45,926)         3,249
Deficit                                   (159,121)      (45,700)        4,910          41,288       (158,623)
Accumulated other comprehensive
   income (loss)                             1,238          (614)           --              --            624
                                         ---------      --------       -------       ---------      ---------
   Total shareholders'
      equity (deficit)                   $ (33,708)     $    646       $ 5,027       $  (4,755)     $ (32,790)
                                         ---------      --------       -------       ---------      ---------
   Total liabilities & shareholders'
      equity (deficit)                   $ 285,255      $ 47,209       $11,774       $(101,493)     $ 242,745
                                         =========      ========       =======       =========      =========

     In certain Guarantor Subsidiaries, accumulated losses have exceeded the original investment balance. As a result of applying equity accounting, the parent company has consequently reduced intercompany receivable balances with respect to these Guarantor Subsidiaries in the amounts of $29.1 million as at September 30, 2006.

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

17.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Balance Sheets as at December 31, 2005:

                                                                         NON-        ADJUSTMENTS
                                            IMAX        GUARANTOR      GUARANTOR         AND       CONSOLIDATED
                                        CORPORATION   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS       TOTAL
                                        -----------   ------------   ------------   ------------   ------------
ASSETS
Cash and cash equivalents                $  17,402      $  6,728        $   194       $     --      $  24,324
Short-term investments                       8,171            --             --             --          8,171
Accounts receivable                         23,828         2,045            292             --         26,165
Financing receivables                       60,950         2,056             --             --         63,006
Inventories                                 27,973           239             82             --         28,294
Prepaid expenses                             3,162           575             88             --          3,825
Inter-company receivables                   14,057        31,929         11,043        (57,029)            --
Film assets                                  3,329            --             --             --          3,329
Fixed assets                                25,403         1,374              3             --         26,780
Other assets                                11,618            --             --             --         11,618
Deferred income taxes                        6,171            --             --             --          6,171
Goodwill                                    39,027            --             --             --         39,027
Other intangible assets                      2,701            --             --             --          2,701
Investments in subsidiaries                 31,833            --             --        (31,833)            --
                                         ---------      --------        -------       --------      ---------
   Total assets                          $ 275,625      $ 44,946        $11,702       $(88,862)     $ 243,411
                                         =========      ========        =======       ========      =========
LIABILITIES
Accounts payable                             4,915         2,017              3             --          6,935
Accrued liabilities                         52,978         1,965            179             --         55,122
Inter-company payables                      42,766        36,088          6,466        (85,320)            --
Deferred revenue                            38,927         5,330            140             --         44,397
Senior Notes due 2010                      160,000            --             --             --        160,000
                                         ---------      --------        -------       --------      ---------
   Total liabilities                       299,586        45,400          6,788        (85,320)       266,454
                                         ---------      --------        -------       --------      ---------
SHAREHOLDER'S DEFICIT
Capital stock                              121,674            --            117           (117)       121,674
Other equity/Additional paid in
   capital/Contributed surplus                 724        46,960             --        (45,926)         1,758
Deficit                                   (144,845)      (46,800)         4,797         42,501       (144,347)
Accumulated other comprehensive
   income (loss)                            (1,514)         (614)            --             --         (2,128)
                                         ---------      --------        -------       --------      ---------
   Total shareholders'
      equity (deficit)                   $ (23,961)     $   (454)       $ 4,914       $ (3,542)     $ (23,043)
                                         ---------      --------        -------       --------      ---------
   Total liabilities & shareholders'
      equity (deficit)                   $ 275,625      $ 44,946        $11,702       $(88,862)     $ 243,411
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

17.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Operations for the three months ended September 30, 2006:

                                                                         NON-        ADJUSTMENTS
                                            IMAX        GUARANTOR      GUARANTOR         AND       CONSOLIDATED
                                        CORPORATION   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS       TOTAL
                                        -----------   ------------   ------------   ------------   ------------
REVENUE
IMAX systems                             $  7,043        $  265         $ 176          $(165)        $  7,319
Films                                       7,204         1,058            --           (591)           7,671
Theater operations                            220         4,536            --            (30)           4,726
Other                                       1,049            --             5            (44)           1,010
                                         --------        ------         -----          -----         --------
                                           15,516         5,859           181           (830)          20,726
COST OF GOODS AND SERVICES                 10,458         4,829            80           (830)          14,537
                                         --------        ------         -----          -----         --------
GROSS MARGIN                                5,058         1,030           101             --            6,189
Selling, general and
   administrative expenses                  9,646           224           128             --            9,998
Research and development                      878            --            --             --              878
Amortization of intangibles                   132            --            --             --              132
Loss (income) from equity-accounted
   investees                                   95            --            --            (95)              --
Receivable provisions, net
   of (recoveries)                            359            --            --             --              359
                                         --------        ------         -----          -----         --------
EARNINGS (LOSS) FROM OPERATIONS            (6,052)          806           (27)            95           (5,178)
Interest income                               227            --            --             --              227
Interest expense                           (4,380)            1            --             --           (4,379)
                                         --------        ------         -----          -----         --------
NET EARNINGS (LOSS) FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES         (10,205)          807           (27)            95           (9,330)
Provision for income taxes                 (1,784)           --            --             --           (1,784)
                                         --------        ------         -----          -----         --------
NET EARNINGS (LOSS) FROM CONTINUING
   OPERATIONS                             (11,989)          807           (27)            95          (11,114)
Net (loss) from discontinued
   operations                                  --          (875)           --             --             (875)
                                         --------        ------         -----          -----         --------
NET EARNINGS (LOSS)                      $(11,989)       $  (68)        $ (27)         $  95         $(11,989)
                                         ========        ======         =====          =====         ========

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)

17.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Operations for the nine months ended September 30, 2006:

                                                                         NON-        ADJUSTMENTS
                                            IMAX        GUARANTOR      GUARANTOR         AND       CONSOLIDATED
                                        CORPORATION   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS       TOTAL
                                        -----------   ------------   ------------   ------------   ------------
REVENUE
IMAX systems                             $ 39,674       $   777          $552         $  (334)       $ 40,669
Films                                      22,342         6,348             5          (2,332)         26,363
Theater operations                            648        11,875            --             (89)         12,434
Other                                       3,112            --             8             (44)          3,076
                                         --------       -------          ----         -------        --------
                                           65,776        19,000           565          (2,799)         82,542
COST OF GOODS AND SERVICES                 38,627        16,397           243          (2,799)         52,468
                                         --------       -------          ----         -------        --------
GROSS MARGIN                               27,149         2,603           322              --          30,074
Selling, general and
   administrative expenses                 29,120           626           208              --          29,954
Research and development                    2,457            --            --              --           2,457
Amortization of intangibles                   456            --            --              --             456
Loss (income) from equity-accounted
   investees                               (1,213)           --            --           1,213              --
Receivable provisions, net
   of (recoveries)                            250            --            --              --             250
                                         --------       -------          ----         -------        --------
EARNINGS (LOSS) FROM OPERATIONS            (3,921)        1,977           114          (1,213)         (3,043)
Interest income                               760            --            --              --             760
Interest expense                          (12,782)           (2)           --              --         (12,784)
                                         --------       -------          ----         -------        --------
NET EARNINGS (LOSS) FROM CONTINUING
     OPERATIONS BEFORE INCOME TAXES       (15,943)        1,975           114          (1,213)        (15,067)
Provision for income taxes                   (633)           --            (1)             --            (634)
                                         --------       -------          ----         -------        --------
NET EARNINGS (LOSS) FROM CONTINUING
   OPERATIONS                             (16,576)        1,975           113          (1,213)        (15,701)
Net earnings (loss) from discontinued
   operations                               2,300          (875)           --              --           1,425
                                         --------       -------          ----         -------        --------
NET EARNINGS (LOSS)                      $(14,276)      $ 1,100          $113         $(1,213)       $(14,276)
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

17.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Operations for the three months ended September 30, 2005:


                                                                         NON-        ADJUSTMENTS
                                            IMAX        GUARANTOR      GUARANTOR         AND       CONSOLIDATED
                                        CORPORATION   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS       TOTAL
                                        -----------   ------------   ------------   ------------   ------------
REVENUE
IMAX systems                              $19,885        $  244          $205          $ (98)        $20,236
Films                                       6,650         1,634             2           (239)          8,047
Theater operations                            192         4,147            --            (28)          4,311
Other                                         780            --            --             --             780
                                          -------        ------          ----          -----         -------
                                           27,507         6,025           207           (365)         33,374
COST OF GOODS AND SERVICES                 12,119         5,742           104           (365)         17,600
                                          -------        ------          ----          -----         -------
GROSS MARGIN                               15,388           283           103             --          15,774
Selling, general and
   administrative expenses                  8,602           256           108             --           8,966
Research and development                      890            --            --             --             890
Amortization of intangibles                   164            --            --             --             164
Loss (income) from equity-accounted
   investees                                  954            --            --           (954)             --
Receivable provisions, net
   of (recoveries)                         (1,287)          977            --             --            (310)
                                          -------        ------          ----          -----         -------
EARNINGS (LOSS) FROM OPERATIONS             6,065          (950)           (5)           954           6,064
Interest income                               243            --            --             --             243
Interest expense                           (4,186)            1            --             --          (4,185)
                                          -------        ------          ----          -----         -------
NET EARNINGS (LOSS) FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES           2,122          (949)           (5)           954           2,122
Provision for income taxes                   (202)           --            --             --            (202)
                                          -------        ------          ----          -----         -------
NET EARNINGS (LOSS) FROM CONTINUING
   OPERATIONS                               1,920          (949)           (5)           954           1,920
Net earnings from discontinued
   operations                                 360            --            --             --             360
                                          -------        ------          ----          -----         -------
NET EARNINGS (LOSS)                       $ 2,280        $ (949)         $ (5)         $ 954         $ 2,280
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

17.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Operations for the nine months ended September 30, 2005:

                                                                         NON-        ADJUSTMENTS
                                            IMAX        GUARANTOR      GUARANTOR         AND       CONSOLIDATED
                                        CORPORATION   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS       TOTAL
                                        -----------   ------------   ------------   ------------   ------------
REVENUE
IMAX systems                             $ 61,483       $ 2,197          $642         $(1,665)       $ 62,657
Films                                      14,494         4,823            16          (1,038)         18,295
Theater Operations                            634        11,773            --             (82)         12,325
Other                                       2,318            --            25              --           2,343
                                         --------       -------          ----         -------        --------
                                           78,929        18,793           683          (2,785)         95,620
COST OF GOODS AND SERVICES                 33,133        17,176           308          (2,785)         47,832
                                         --------       -------          ----         -------        --------
GROSS MARGIN                               45,796         1,617           375              --          47,788
Selling, general and
   administrative expenses                 27,937           666           418              --          29,021
Research and development                    2,429            --            --              --           2,429
Amortization of intangibles                   481            --            --              --             481
Loss (income) from equity-accounted
   investees                                   67            --            --             (67)             --
Receivable provisions, net
   of (recoveries)                         (1,445)          977            --              --            (468)
                                         --------       -------          ----         -------        --------
EARNINGS (LOSS) FROM OPERATIONS            16,327           (26)          (43)             67          16,325
Interest income                               739            --             2              --             741
Interest expense                          (12,584)           --            --              --         (12,584)
                                         --------       -------          ----         -------        --------
NET EARNINGS (LOSS) FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES           4,482           (26)          (41)             67           4,482
Provision for income taxes                   (681)           --            --              --            (681)
                                         --------       -------          ----         -------        --------
NET EARNINGS (LOSS) FROM CONTINUING
   OPERATIONS                               3,801           (26)          (41)             67           3,801
Net earnings from discontinued
   operations                                 786            --            --              --             786
                                         --------       -------          ----         -------        --------
NET EARNINGS (LOSS)                      $  4,587       $   (26)         $(41)        $    67        $  4,587
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

17.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Cash Flows for the nine months ended September 30, 2006:

                                                         IMAX         GUARANTOR    NON-GUARANTOR   ADJUSTMENTS AND   CONSOLIDATED
                                                      CORPORATION   SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS        TOTAL
                                                      -----------   ------------   -------------   ---------------   -----------
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net earnings (loss)                                    $(14,276)       $1,100          $ 113           $(1,213)         $(14,276)
   Net (earnings) loss from discontinued operations      (2,300)          875             --                 --           (1,425)
Items not involving cash:
   Depreciation and amortization                         13,485           402              1                 --           13,888
   Write-downs (recoveries)                                 250            --             --                 --              250
   Loss (income) from equity-accounted investees         (1,213)           --             --              1,213               --
   Change in deferred income taxes                            8            (8)            --                 --               --
   Stock and other non-cash compensation                  2,730            --             --                 --            2,730
   Non-cash foreign exchange gain                          (383)           --             --                 --             (383)
   Interest on short-term investments                      (281)           --             --                 --             (281)
Investment in film assets                                (8,699)           --             --                 --           (8,699)
Changes in other non-cash operating assets and
   liabilities                                            1,262          (237)          (179)                --              846
                                                       --------        ------          -----            -------         --------
Net cash provided by (used in) operating activities      (9,417)        2,132            (65)                --           (7,350)
                                                       --------        ------          -----            -------         --------

INVESTING ACTIVITIES
Purchases of short-term investments                     (14,506)           --             --                 --          (14,506)
Proceeds from maturities of short-term investments       18,739            --             --                 --           18,739
Purchase of fixed assets                                 (1,423)         (273)           (16)                --           (1,712)
Increase in other assets                                   (753)           --             --                 --             (753)
Increase in other intangible assets                        (374)           --             --                 --             (374)
                                                       --------        ------          -----            -------         --------
Net cash provided by (used in) investing activities       1,683          (273)           (16)                --            1,394
                                                       --------        ------          -----            -------         --------
FINANCING ACTIVITIES
Common shares issued                                        286            --             --                 --              286
                                                       --------        ------          -----            -------         --------
Net cash provided by financing activities                   286            --             --                 --              286
                                                       --------        ------          -----            -------         --------
Effects of exchange rate changes on cash                    (47)           12            (11)                --              (46)
                                                       --------        ------          -----            -------         --------
INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS FROM CONTINUING OPERATIONS                (7,495)        1,871            (92)                --           (5,716)
Increase (decrease) in cash and cash equivalents
   from discontinued operations                           3,493          (100)            --                 --            3,393
                                                       --------        ------          -----            -------         --------
INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS, DURING THE PERIOD                        (4,002)        1,771            (92)                --           (2,323)
Cash and cash equivalents, beginning of period           17,402         6,728            194                 --           24,324
                                                       --------        ------          -----            -------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $ 13,400        $8,499          $ 102            $    --         $ 22,001
                                                       ========        ======          =====            =======         ========

                                IMAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     (Tabular amounts in thousands of U.S. dollars unless otherwise stated)
                                   (UNAUDITED)

17.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (cont'd)

Supplemental Consolidating Statements of Cash Flows for the nine months ended September 30, 2005:

                                                         IMAX         GUARANTOR    NON-GUARANTOR   ADJUSTMENTS AND   CONSOLIDATED
                                                      CORPORATION   SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS        TOTAL
                                                      -----------   ------------   -------------   ---------------   -----------
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net earnings (loss)                                    $  4,587       $   (26)         $ (41)           $ 67           $  4,587
   Net (earnings) from discontinued operations             (786)           --             --              --               (786)
Items not involving cash:
   Depreciation and amortization                         11,086           403              1              --             11,490
   Write-downs                                           (1,445)          977             --              --               (468)
   Loss (income) from equity-accounted investees             67            --             --             (67)                --
   Change in deferred income taxes                         (287)          (12)            --              --               (299)
   Stock and other non-cash compensation                  3,554            --             --              --              3,554
   Unrealized foreign exchange loss                         167            --             --              --                167
   Interest on short-term investments                      (250)           --             --              --               (250)
Investment in film assets                                (7,315)           --             --              --             (7,315)
Changes in other non-cash operating assets and
   liabilities                                           (5,593)       (1,542)          (104)             --             (7,239)
                                                       --------       -------          -----            ----           --------
Net cash provided by (used in) operating activities       3,785          (200)          (144)             --              3,441
                                                       --------       -------          -----            ----           --------
INVESTING ACTIVITIES
Purchases of short-term investments                     (27,157)           --             --              --            (27,157)
Proceeds from maturities of short-term investments       15,175            --             --              --             15,175
Purchase of fixed assets                                   (877)         (317)            --              --             (1,194)
Increase in other assets                                   (562)           --             --              --               (562)
Increase in other intangible assets                        (412)           --             --              --               (412)
                                                       --------       -------          -----            ----           --------
Net cash used in investing activities                   (13,833)         (317)            --              --            (14,150)
                                                       --------       -------          -----            ----           --------
FINANCING ACTIVITIES
Common shares issued                                      3,219            --             --              --              3,219
                                                       --------       -------          -----            ----           --------
Net cash provided by financing activities                 3,219            --             --              --              3,219
                                                       --------       -------          -----            ----           --------
Effects of exchange rate changes on cash                    132             3             14              --                149
                                                       --------       -------          -----            ----           --------
DECREASE IN CASH AND CASH
   EQUIVALENTS FROM CONTINUING OPERATIONS                (6,697)         (514)          (130)             --             (7,341)
Increase in cash and cash equivalents from
   discontinued operations                                  429            --             --              --                429
                                                       --------       -------          -----            ----           --------
DECREASE IN CASH AND CASH
   EQUIVALENTS, DURING THE PERIOD                        (6,268)         (514)          (130)             --             (6,912)
Cash and cash equivalents, beginning of period           23,683         5,058            223              --             28,964
                                                       --------       -------          -----            ----           --------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $ 17,415       $ 4,544          $  93            $ --           $ 22,052
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

18. SUMMARY OF SIGNIFICANT DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) IN THE UNITED STATES AND CANADA

     The accounting principles followed by the Company conform with U.S. GAAP. Significant differences affecting the Company between U.S. GAAP and Canadian GAAP are summarized below.

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

     Effective January 1, 2006, under U.S. GAAP, the Company adopted FAS 123R using the modified prospective transition method. The Company's Consolidated Financial Statements as of and for the three and nine months ended September 30, 2006 reflect the impact of FAS 123R. In accordance with the modified prospective transition method, the Company's Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R. Stock-based compensation expense recognized under FAS 123R and under CICA Section 3870 for the three and nine months ended September 30, 2006 is aligned with each other and will be identical for all periods after January 1, 2006.

(B)  PENSION ASSET AND LIABILITIES

     Under U.S. GAAP, included in accrued liabilities is an unrecognized gain related to prior service costs resulting from the plan amendment of $1.9 million as at September 30, 2006 and unrecognized prior service costs of $6.4 million as at December 31, 2005. An amount of $nil as at September 30, 2006, and $3.6 million as at December 31, 2005 is included in other assets, representing unrecognized prior service costs. In addition, under U.S. GAAP, an amount of less than $0.1 million as at September 30, 2006 and $2.8 million as at December 31, 2005 is recorded against accumulated other comprehensive income, resulting from an unrecognized actuarial loss. Under Canadian GAAP, the minimum pension liability, and the corresponding amounts recorded in other assets and accumulated other comprehensive income are not recorded.

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

18. SUMMARY OF SIGNIFICANT DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) IN THE UNITED STATES AND CANADA (cont'd)

     RECONCILIATION TO CANADIAN GAAP

     CONSOLIDATED STATEMENTS OF OPERATIONS

     The following is a reconciliation of net earnings (loss) reflecting the differences between U.S. GAAP and Canadian GAAP:

                                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                                          SEPTEMBER 30,        SEPTEMBER 30,
                                                       ------------------   ------------------
                                                          2006     2005       2006       2005
                                                       --------   -------   --------   -------
Net earnings (loss) in accordance with U.S. GAAP       $(11,989)  $2,280    $(14,276)  $ 4,587
Stock-based compensation(a)                                  --     (552)         --    (1,734)
                                                       --------   ------    --------   -------
Net earnings (loss) in accordance with Canadian GAAP   $(11,989)  $1,728    $(14,276)  $ 2,853
                                                       ========   ======    ========   =======
Earnings (loss) per share:
Earnings (loss) per share - basic and diluted:
   Net earnings (loss) from continuing operations      $  (0.28)  $ 0.03    $  (0.39)  $  0.05
   Net earnings (loss) from discontinued operations    $  (0.02)  $ 0.01    $   0.04   $  0.02
                                                       --------   ------    --------   -------
   Net earnings (loss)                                 $  (0.30)  $ 0.04    $  (0.35)  $  0.07
                                                       ========   ======    ========   =======

     CONSOLIDATED SHAREHOLDERS' EQUITY (DEFICIT)

     The following is a reconciliation of shareholders' equity (deficit) reflecting the difference between U.S. GAAP and Canadian GAAP:

                                                       SEPTEMBER 30,   DECEMBER 31,
                                                            2006           2005
                                                       -------------   ------------
Shareholders' equity (deficit) in accordance with
   U.S. GAAP                                              $(32,790)      $(23,043)
Unrecognized actuarial loss(b)                                  21          2,773
                                                          --------       --------
Shareholders' equity (deficit) in accordance with
   Canadian GAAP                                          $(32,769)      $(20,270)
                                                          ========       ========

19.  FINANCIAL STATEMENT PRESENTATION

     Certain comparative figures have been reclassified to conform with the presentation adopted in the current year.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's principal business is the design, manufacture, sale and lease of projector systems for giant screen theaters for customers including commercial theaters, museums and science centers, and destination entertainment sites. In addition, the Company designs and manufactures high-end sound systems and produces and distributes large format films. There are 280 IMAX theaters operating in 40 countries worldwide as of September 30, 2006. IMAX Corporation is a publicly traded company listed on both the TSX and NASDAQ.

ACCOUNTING POLICIES AND ESTIMATES

The Company reports its results under United States Generally Accepted Accounting Principles ("U.S. GAAP"). Significant differences between U.S. GAAP and Canadian Generally Accepted Accounting Principles ("Canadian GAAP") are summarized in note 18 of the Consolidated Financial Statements.

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

The Company generally enters into multi-year system agreements with customers that typically contain customer payment obligations prior to the scheduled installation of the system. During the period of time between signing and system installation, certain customers each year generally are unable, or elect not, to proceed with system installation for a number of reasons including business considerations, or the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the customer and the Company may enter into a consensual buyout, whereby the parties are released from all their future obligations under the agreement and the geographic territory granted to the customer reverts to the Company. Once an agreement is reached by both parties, the initial payments that the customer previously made to the Company are typically recognized as revenue. For this reason, the Company has a high degree of certainty of collecting a substantial value of a signed contract, either through the installation of a theater system or a consensual buyout. In addition, since the introduction of its IMAX MPX theater system in 2003, the Company has agreed with several customers to terminate their existing agreements, which were in the Company's backlog, and sign new MPX system agreements.

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

THEATER OPERATIONS REVENUE

The Company recognizes revenue from its owned and operated theaters resulting from box office ticket and concession sales as tickets are sold, films are shown and upon the sale of various concessions. In addition, the Company enters into commercial arrangements with theaters resulting in sharing of profits and losses. The Company also provides management services to certain theaters and recognizes revenue as services are provided.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

OVERVIEW (cont'd)

CRITICAL ACCOUNTING POLICIES (cont'd)

SHORT-TERM INVESTMENTS

The Company has short-term investments, which generally have maturities of more than three months and less than one year from the date of purchase. The short-term investments are classified as held to maturity based on the Company's positive intent and ability to hold the securities to maturity. The Company invests primarily in Canadian and U.S. government securities and commercial paper rated "A1+" by Standard & Poor's and these investments are stated at amortized cost, which approximates fair market value. Income related to these securities is reported as a component of interest income. At September 30, 2006, the Company had $4.2 million (December 31, 2005 - $6.1 million) invested in Canadian government securities and $nil (December 31, 2005 - $2.1 million) invested in U.S. government securities.

ACCOUNTS RECEIVABLE AND FINANCING RECEIVABLES

The allowance for doubtful accounts receivable and provision against the financing receivables are based on the Company's assessment of the collectibility of specific customer balances and the underlying asset value of the equipment under lease where applicable. If there is deterioration in a customer's credit worthiness or actual defaults under the terms of the leases are higher than the Company's historical experience, the Company's estimates of recoverability for these assets could be adversely affected.

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

TAX ASSET VALUATION

As at September 30, 2006, the Company had net deferred income tax assets of $6.2 million, comprised of tax credit carryforwards, net operating loss and capital loss carryforwards and other deductible temporary differences, which can be utilized to reduce either taxable income or taxes otherwise payable in future years. The Company's management assesses realization of these net deferred income tax assets based on all available evidence and has concluded that it is more likely than not that these net deferred income tax assets will be realized. Positive evidence includes, but is not limited to, the Company's historical earnings, projected future earnings, contracted sales backlog at September 30, 2006, and the ability to realize certain deferred income tax assets through loss and tax credit carryback strategies. If and when the Company's operations in some jurisdictions were to reach a requisite level of profitability or where the Company's future profitability estimates increase due to changes in positive evidence, the Company would reduce all or a portion of the applicable valuation allowance in the period when such determination is made. This would result in an increase to reported earnings and a decrease to the Company's effective tax rate in such period. However, if the Company's projected future earnings do not materialize, or if the Company operates at a loss in certain jurisdictions, or if there is a material change in actual effective tax rates or time period within which the Company's underlying temporary differences become taxable or deductible, the Company could be required to increase the valuation allowance against all or a significant portion of the Company's deferred tax assets resulting in a substantial increase to the Company's effective tax rate for the period of the change and a material adverse impact on its operating results for the period.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (an interpretation of FASB Statement No. 109), ("FIN 48"), which clarifies the relevant criteria and approach for the recognition, de-recognition and measurement of uncertain tax positions. FIN 48 will be effective for the Company beginning January 1, 2007. The Company is currently in the process of assessing the effects of the provisions of FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements", which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Company is currently evaluating the potential impact of this statement.

The FASB also issued in September 2006 Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" (an amendment of FASB Statement No. 87, 88, 106 and 132R), ("FAS 158"). This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. FAS 158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. The Company does not believe that the adoption of FAS 158 will have a material impact on its results of operations or financial position.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006 VERSUS THREE MONTHS ENDED SEPTEMBER 30,
2005

The Company reported a net loss from continuing operations before income taxes of $9.3 million or $0.23 per share on a diluted basis and a net loss from continuing operations after taxes of $11.1 million or $0.28 per share on a diluted basis for the third quarter of 2006. For the third quarter of 2005, the Company reported net earnings from continuing operations before income taxes of $2.1 million or $0.05 per share on a diluted basis and net earnings from continuing operations after taxes of $1.9 million or $0.05 per share on a diluted basis.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

THREE MONTHS ENDED SEPTEMBER 30, 2006 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 2005 (cont'd)

REVENUE

The Company's revenues for the third quarter of 2006 decreased 37.9% to $20.7 million from $33.4 million in the same period last year.

Systems revenue decreased to $7.3 million in the third quarter of 2006 from $20.2 million in the third quarter of 2005, a decrease of 63.8%. Revenue from sales and leases decreased to $1.2 million in the third quarter of 2006 from $13.5 million in 2005, a decrease of 91.0%. This decrease was due to the decrease in the number of system recognitions and a decrease in settlement revenues. The Company recognized revenue on one theater system which qualified as either a sale or sales-type lease in the third quarter of 2006 compared to six systems in the third quarter of 2005. The Company also recognized $2.4 million in settlement revenue during the third quarter of 2005, compared to $nil in the same period of 2006.

The system recognized in the third quarter of 2006 related to the sale of a used theater system. There was also a sale of one used system in the third quarter of 2005.

The table below illustrates the mix of systems recognized in the third quarter of 2006 compared to the same period in 2005.

                                                       THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                       ------------------
                                                          2006   2005
                                                          ----   ----
Sales and Sales-type lease systems recognized
IMAX 2D ............................................         1      1
IMAX 3D.............................................        --      4
IMAX 3D SR..........................................        --     --
IMAX MPX............................................        --      1
                                                           ---    ---
                                                             1      6
                                                           ===    ===

In addition, the Company installed and began recognizing revenue on two theater systems that qualified as operating leases in the third quarter of 2005 versus none in the same period in 2006. The Company recognizes revenue on operating leases over the term of the lease.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

THREE MONTHS ENDED SEPTEMBER 30, 2006 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 2005 (cont'd)

REVENUE (cont'd)

The Company generally enters into multi-year system agreements with customers that typically contain customer payment obligations prior to the scheduled installation of the system. During the period of time between signing and system installation, certain customers each year generally are unable, or elect not, to proceed with system installation for a number of reasons, including business considerations, or the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the customer and the Company may enter into a consensual buyout, whereby the parties are released from their future obligations under the arrangement, the initial payments that the customer previously made to the Company are typically recognized as revenue and the geographic territory granted to the customer reverts to the Company. For this reason, the Company has a high degree of certainty of collecting a substantial value of a signed contract, either through the installation of a theater system or a consensual buyout. In addition, since the introduction of its IMAX MPX theater system in 2003, the Company has agreed with several customers to terminate their existing agreements, which were in the Company's backlog, and sign new MPX system agreements. During the third quarter of 2006, the Company did not recognize any settlement revenue. Amounts relating to settlement revenue for the third quarter in 2005 total $2.4 million. The settlement amounts are detailed as follows: $0.4 million related to MPX conversion agreements, $0.6 million related to consensual buyouts, and $1.4 million related to terminations of agreements after customer default. Overall settlement revenue will likely decrease for the full year of 2006 in comparison to 2005.

Ongoing rental revenue decreased to $2.5 million in the third quarter of 2006 from $3.2 million in 2005 a decrease of 21.8%. Maintenance revenue remained consistent at $3.6 million in both third quarters of 2006 and 2005.

Film revenues decreased to $7.7 million in the third quarter of 2006 from $8.0 million in the third quarter of 2005, due primarily to a decrease in film production and film post-production revenues, slightly offset by an increase in DMR and film distribution revenues. Film post-production revenues decreased to $0.7 million in the third quarter of 2006 from $1.5 million in the third quarter of 2005, mainly due to a decrease in third party business at the Company's post-production unit. Film production revenues decreased to less than $0.1 million in the third quarter of 2006 compared to $0.3 million in the third quarter of 2005. IMAX DMR revenues, which are revenues to the Company generated from the gross box office performance and conversion services performed on IMAX DMR films, increased to $3.4 million in the third quarter of 2006 from $3.0 million in the prior year quarter. The increase in DMR revenue is due primarily to the gross box office performance of Superman Returns: The IMAX 3D Experience, released in June 2006 and The Ant Bully: The IMAX 3D Experience, released in July 2006 which together performed better than the 2005 releases of Batman
Begins: The IMAX Experience, released in June 2005, and Charlie and the Chocolate Factory: The IMAX Experience, released in July 2005. Film distribution revenues increased to $3.6 million in the third quarter of 2006 from $3.3 million in the third quarter of 2005, an increase of 8.4%. The increase is primarily due to the release of Deep Sea 3D in March 2006 which performed better than the combination of Magnificent Desolation: Walking on the Moon 3D, and Space Station 3D, in the third quarter of 2005.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

THREE MONTHS ENDED SEPTEMBER 30, 2006 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 2005 (cont'd)

REVENUE (cont'd)

The Company believes it may see lower overall film revenues in 2006 than planned due to the disappointing performance of the films V for Vendetta: The IMAX Experience, Poseidon: The IMAX Experience, and The Ant Bully: An IMAX 3D Experience. The Company intends to release in conjunction with studios at least eight new films in 2006 including the already released V for Vendetta: The IMAX Experience (March 2006), Deep Sea 3D (March 2006), Poseidon: The IMAX Experience (May 2006), Superman Returns: An IMAX 3D Experience (June 2006), The Ant Bully:
An IMAX 3D Experience (July 2006) and Open Season: An IMAX 3D Experience (September 2006), and the still to be released Happy Feet: The IMAX Experience (November 2006) and Night at the Museum: The IMAX Experience (December 2006).

Theater operations revenue increased to $4.7 million in the third quarter of 2006 from $4.3 million in the third quarter of 2005, due to an increase in attendance and average ticket prices of approximately 8% and 2%, respectively. The Company believes that it may see lower overall attendance rates in 2006 than planned due to the disappointing performance of the films V for Vendetta: The IMAX Experience, Poseidon: The IMAX Experience and The Ant Bully: An IMAX 3D Experience.

Other revenue increased slightly to $1.0 million in the third quarter of 2006 compared to $0.8 million in the same period in 2005. Other revenue primarily includes revenue generated from the Company's camera and rental business and after market sales of projection system parts.

OUTLOOK

System installations slip from period to period in the course of the Company's business, and the Company has seen a significant number of system installations originally anticipated for the third and fourth quarters of 2006 move to anticipated installations for 2007. The Company now has 24 systems in its backlog that are currently scheduled for installation in 2007 and an additional eight systems that could be installed as early as December of that year, however it cautions that slippages remain a recurring and unpredictable part of its business.

The Company has signed agreements with Sony Pictures and Warner Bros. Pictures, respectively, for the release of IMAX DMR versions of Spider Man 3: The IMAX Experience in May of 2007 and Harry Potter and the Order of the Phoenix: The IMAX Experience in July of 2007.

The Company is planning to supplement its sale and lease of theatre systems by offering clients joint box office sharing arrangements, whereby the Company contributes its theatre system at its cost of goods sold, the client contributes its retrofitted auditorium and there is a negotiated split of box office revenues. The Company believes that by offering such arrangements where exhibitors do not need to pay the initial capital required in a lease or a sale, the Company's theatre network can be expanded more rapidly, and provide the Company with a significant part of the IMAX box office from its theatres, as well as greater revenue from the studios releasing IMAX DMR films, for which the Company typically receives a percentage of the studio's box office receipts.

The Company believes that digital technology has evolved sufficiently that it can develop an IMAX digital projection system to deliver to theatres by the middle to end of 2008 that delivers high quality imagery consistent with the Company's brand. The Company believes that the dramatic print cost savings that would result from an IMAX digital system could lead to more profitability for the Company by increasing the number of films released to the IMAX network, which in turn could result in more theatres in the Company's network, more profits per theatre and more profits for studios amortizing their films over the network. There are a number of risks inherent in the Company's digital strategy including the risk of exhibitors delaying theatre system purchases during the transition period and the need to finance the Company's investments necessary for implementing this strategy.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

THREE MONTHS ENDED SEPTEMBER 30, 2006 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 2005 (cont'd)

GROSS MARGIN

Gross margin in the third quarter of 2006 was $6.2 million, or 29.9% of total revenue, compared to $15.8 million, or 47.3% of total revenue in the third quarter of 2005.

Systems margins decreased in the third quarter of 2006 by $8.5 million or 68.0%. Average gross margin on sales and sales-type lease of projection systems decreased in the third quarter of 2006 versus the same period in 2005 by 31.4%, primarily due to the change in number and mix of systems. In addition, the Company recognized $2.3 million in settlement gross margin in the third quarter of 2005, compared to $nil in the same period of 2006. The settlement amounts are detailed as follows: $0.4 million related to MPX conversion agreements, $0.6 million related to consensual buyouts, and $1.3 million related to terminations of agreements after customer default.

The Company's film gross margin decreased in the third quarter of 2006 by $1.4 million. The Company's DMR gross margin decreased by $1.1 million due primarily to the disappointing gross box office performance of The Ant Bully: An IMAX 3D Experience and Open Season: An IMAX 3D Experience. The Company recorded impairments on these two films in the third quarter of 2006 for a total of $0.8 million. The decrease in DMR margin was partially offset by the strong performance of Superman Returns: An IMAX 3D Experience. Film distribution margin decreased by $0.9 million primarily due to lower margins earned on the mix of films in release during the current quarter versus the prior year quarter. Offsetting the decrease in film gross margin was the increase in film post-production gross margin, which increased by $0.7 million primarily due to a change in mix between internal and third party business.

The Company's owned and operated theater gross margin increased by $0.2 million in the third quarter of 2006 compared to the same period in 2005, primarily as a result of lower rental fees for films in 2006.

Other gross margin increased slightly by $0.1 million in the third quarter of 2006, primarily as a result of increased activity from the Company's camera and rental business.

OTHER

Selling, general and administrative expenses were $10.0 million in the third quarter of 2006 versus $9.0 million in the same period of 2005. During the third quarter of 2006, the Company incurred $0.3 million in expenses related to the Company's process of seeking strategic alternatives. Professional fees increased by $0.8 million for the third quarter of 2006 compared to the previous year quarter as the Company is in the process of responding to inquiries made by the Securities and Exchange Commission and the Ontario Securities Commission. Salaries and benefits expense also increased by $0.2 million during the third quarter of 2006 due to a higher Canadian dollar denominated salary expense on the strengthening of the Canadian dollar compared to the same period in the prior year. The Company expensed $0.4 million for stock options granted compared to $nil in the same period of 2005 in accordance with the adoption of accounting for Financial Accounting Standards No. 123, "Share-Based Payment" ("FAS 123R"). Offsetting these increases the Company amended its executive pension plan on March 8, 2006 to reduce certain benefits, resulting in a savings of $0.9 million in compensation expense for the third quarter of 2006 compared to the previous year quarter. Other non-cash stock-based compensation also decreased by $0.8 million in the third quarter of 2006, due to changes in the Company's share price. The Company recorded a foreign exchange loss of $0.1 million in the third quarter of 2006, compared to a gain of $0.2 million in the third quarter of 2005. The Company records foreign exchange translation gains and losses primarily on a portion of its financing receivable balances which are denominated in Canadian dollars, Euros and Japanese Yen.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

THREE MONTHS ENDED SEPTEMBER 30, 2006 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 2005 (cont'd)

OTHER (cont'd)

Receivable provisions net of recoveries for accounts receivable amounted to a net provision of $0.4 million in the third quarter of 2006, compared to a net recovery of $0.2 million in the third quarter of 2005. The Company did not record any charges or recoveries related to financing receivables in the third quarter of 2006 compared to a $0.1 million recovery in the third quarter of 2005 due to favorable outcomes on lease amendments.

Interest income remained consistent at $0.2 million for both third quarters of 2006 and 2005.

Interest expense increased to $4.4 million in the third quarter of 2006 compared to $4.2 million in the prior year quarter. Included in interest expense is the amortization of deferred finance costs in the amount of $0.2 million in the third quarters of 2006 and 2005 relating to the Senior Notes due 2010. The Company's policy is to defer and amortize all the costs relating to a debt financing over the life of the debt instrument.

INCOME TAXES

The Company believes that its installation of theater systems in 2006 will be negatively impacted by (a) effecting fewer "sign and install" transactions than it had anticipated, which are agreements for theater systems that are installed in the same calendar year in which they are signed, which difficulty the Company believes is due in part to the disappointing performance of the films V for
Vendetta: The IMAX Experience, Poseidon:The IMAX Experience and The Ant Bully:
An IMAX 3D Experience, and (b) the slipping of some installations scheduled for the fourth quarter of 2006 into 2007. Since the Company does not anticipate that there will be sufficient offsets to such installations in other areas of the Company's business, the Company has increased the valuation allowance by an amount of $1.6 million in the quarter against a portion of the Company's deferred tax assets resulting in a significant increase to the Company's effective tax rate for the period.

The Company's effective tax rate differs from the statutory tax rate and will vary from year to year primarily as a result of numerous permanent differences, investments and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or reductions in the year, changes in the Company's valuation allowance based on the Company's recoverability assessments of deferred tax assets, and favorable or unfavorable resolution of various tax examinations. As of September 30, 2006, the Company had a gross deferred income tax asset of $49.0 million, against which the Company is carrying a $42.8 million valuation allowance. Further, long-term tax rate reductions were also affirmed last quarter for taxation years 2008 through 2010.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

THREE MONTHS ENDED SEPTEMBER 30, 2006 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 2005 (cont'd)

RESEARCH AND DEVELOPMENT

Research and development expenses remained consistent at $0.9 million in both the third quarters of 2006 and 2005. The expenses primarily reflect research and development activities pertaining to a new digitally-based theater projection system. Through research and development, the Company continues to design and develop cinema-based equipment, software and other technologies to enhance its product offering. The Company believes that the motion picture industry will be affected by the development of digital technologies, particularly in the areas of content creation (image capture), post-production (editing and special effects), distribution and display. Consequently, the Company has made significant investments in digital technologies, including the development of proprietary, patent-pending technology relating to a digitally-based projection system, as well as technologies to digitally enhance image resolution and quality of motion picture films, and convert monoscopic (2D) to stereoscopic
(3D) images. The Company also holds a number of patents, patents pending and intellectual property rights in these areas.

DISCONTINUED OPERATIONS

On December 23, 2003, the Company closed its owned and operated Miami IMAX theater. The Company abandoned or removed all of its assets from the theater in the first quarter of 2004. The Company is involved in a legal proceeding with the landlord of the theater with respect to the amount owing to the landlord by the Company for lease and guarantee obligations. The amount of loss to the Company has been estimated as between $0.9 million and $2.3 million. Prior to 2006, the Company paid out $0.8 million with respect to amounts owing to the landlord. The Company paid out an additional $0.1 million and also accrued an additional $0.8 million in net loss from discontinued operations related to Miami IMAX theater in the third quarter of 2006.

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

PENSION PLAN AMENDMENT

On March 8, 2006, the Company and the Co-Chief Executives negotiated an amendment to the unfunded U.S. defined benefit pension plan covering its two Co-Chief Executive Officers. Under the original terms of the plan, once benefit payments begin, the benefit is indexed annually to the cost of living and further provides for 100% continuance for life to the surviving spouse. Under the terms of the plan amendment, the cost of living adjustment and surviving spouse benefits previously owed to the Co-Chief Executive Officers are each reduced by 50%, subject to a recoupment of a percentage of such benefits upon a change of control of the Company, and the net present value of the reduced benefit payments is accelerated and paid out upon a change of control of the Company. The benefits were 50% vested as of July 2000, the plan initiation date. The vesting percentage increases on a straight-line basis from inception until age 55. The vesting percentage of a member whose employment terminates other than by voluntary retirement or upon change of control shall be 100%. As of September 30, 2006, one of the Co-Chief Executives was 100% vested and the other Co-Chief Executive was approximately 81% vested.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

THREE MONTHS ENDED SEPTEMBER 30, 2006 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 2005 (cont'd)

EMPLOYEE STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted FAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors for employee stock options based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to FAS 123R. The Company has applied the provisions of SAB 107 in its adoption of FAS 123R.

The Company adopted FAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective transition method, the Company's Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R. Stock-based compensation expense recognized under FAS 123R in the third quarter of 2006 was $0.4 million.

FAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's Consolidated Statement of Operations. Prior to the adoption of FAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Financial Option No. 25 Accounting for Stock Issued to Employees, ("APB 25") as allowed under Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company's Consolidated Statement of Operations because the exercise price of the Company's stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized in the Company's Consolidated Statement of Operations for the three months ended September 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of FAS 123R. In conjunction with the adoption of FAS 123R, the Company changed its method of attributing the value of stock-based compensation to expense from a method which recognized the expense as the options vest to the straight-line single option method. Compensation expense for all share-based payment awards granted on or prior to January 1, 2006 will continue to be recognized using the historic method while compensation expense for all share-based payment awards granted subsequent to January 1, 2006 is recognized using the straight-line single-option method. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the third quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company's pro forma information required under FAS 123 for the periods prior to 2006, the Company also estimated forfeitures at the time of grant and revised, if necessary, in subsequent periods.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

THREE MONTHS ENDED SEPTEMBER 30, 2006 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 2005 (cont'd)

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

NINE MONTHS ENDED SEPTEMBER 30, 2006 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2005

The Company reported a net loss from continuing operations before income taxes of $15.1 million or $0.37 per share on a diluted basis and a net loss from continuing operations after taxes of $15.7 million or $0.39 per share on a diluted basis for the first nine months of 2006. For the first nine months of 2005 the Company reported net earnings from continuing operations before income taxes of $4.5 million or $0.11 per share on a diluted basis and net earnings from continuing operations after taxes of $3.8 million or $0.09 per share on a diluted basis.

REVENUE

The Company's revenues for the first nine months of 2006 decreased 13.7% to $82.5 million from $95.6 million in the same period last year.

Systems revenue decreased to $40.7 million in the first nine months of 2006 from $62.7 million in the first nine months of 2005, a decrease of 35.1%. The Company recognized revenue on 15 theater systems which qualified as either sales or sales-type leases in the first nine months of 2006 compared to 20 theater systems in the same period last year. Revenue from sales and leases decreased to $22.6 million in the first nine months of 2006 from $43.9 million in 2005, a decrease of 48.5%. This decrease was due primarily to the decrease in settlement revenues from $13.4 million in the first nine months of 2005 compared to $nil in the same period in 2006.

Three of the systems recognized in the first nine months of 2006 related to the sale of used theater systems compared to five used systems in the same period of 2005.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

NINE MONTHS ENDED SEPTEMBER 30, 2006 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2005 (cont'd)

REVENUE (cont'd)

Average revenue per system sales and sales-type leases decreased slightly due to a difference in the mix of systems recognized as outlined in the table below:

                                                   NINE MONTHS ENDED
                                                     SEPTEMBER 30,             .
                                                   -----------------
                                                      2006   2005
                                                      ----   ----
Sales and Sales-type lease systems recognized
IMAX 2D GT......................................         1      1
IMAX 2D SR......................................        --      1
IMAX 3D GT......................................         6      9
IMAX 3D SR......................................         3      4
IMAX MPX........................................         5      5
                                                       ---    ---
                                                        15     20
                                                       ===    ===

In addition, the Company installed and began recognizing revenue on one theater system that qualified as an operating lease in the first nine months of 2006 versus five in the same period in 2005. The Company recognizes revenue on operating leases over the term of the leases.

The Company generally enters into multi-year system agreements with customers that typically contain customer payment obligations prior to the scheduled installation of the system. During the period of time between signing and system installation, certain customers each year generally are unable, or elect not, to proceed with system installation for a number of reasons, including business considerations, or the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the customer and the Company may enter into a consensual buyout, whereby the parties are released from their future obligations under the arrangement, the initial payments that the customer previously made to the Company are typically recognized as revenue and the geographic territory granted to the customer reverts to the Company. For this reason, the Company has a high degree of certainty of collecting a substantial value of a signed contract, either through a consensual buyout or the installation of a theater system. In addition, since the introduction of its IMAX MPX theater system in 2003, the Company has agreed with several customers to terminate their existing agreements which were in the Company's backlog and sign new MPX system agreements. During the first nine months of 2006, the Company did not recognize any settlement revenue. Amounts relating to settlement revenue for the first nine months in 2005 total $13.4 million. The settlement amounts for the first nine months of 2005 are detailed as follows: $0.6 million related to MPX conversion agreements; $11.4 million related to consensual buyouts; and $1.4 million related to termination of agreements after customer default. Overall settlement revenue will likely decrease for the full year of 2006 in comparison to 2005.

Ongoing rental revenue decreased by 9.5% in the first nine months of 2006 compared to the same period in 2005. Maintenance revenue increased slightly to $10.8 million in the first nine months of 2006 compared to $10.7 million for the same period in 2005.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

NINE MONTHS ENDED SEPTEMBER 30, 2006 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2005 (cont'd)

REVENUE (cont'd)

Film revenues increased to $26.4 million in the first nine months of 2006 from $18.3 million in the same period of 2005, as all segments of film increased. Film distribution revenues increased to $12.0 million in the first nine months of 2006 from $8.0 million in the first nine months of 2005, an increase of 49.9%, and film production revenues increased to $0.6 million in the first nine months of 2006 from $0.5 million in the same period of 2005. Both increases were primarily due to the production and release of Deep Sea 3D, in March 2006 and the continued gross box office performance of Magnificent Desolation: Walking on the Moon 3D released in September 2005. Film post-production revenues increased to $5.2 million in the first nine months of 2006 from $3.9 million in the first nine months of 2005, mainly due to an increase in third party business at the Company's post-production unit. IMAX DMR revenues, which are revenues to the Company generated from the gross box office performance and conversion services performed on IMAX DMR films, increased by 45.4% in the first nine months of 2006. The increase in DMR revenue is due primarily to better gross box office performance and conversion services performed on films in the first nine months of 2006 compared to same period in 2005. The films contributing to the increased DMR revenue include Superman Returns: The IMAX 3D Experience, released in June 2006, the July 2006 release of The Ant Bully: An IMAX 3D Experience, the March 2006 release of V for Vendetta: The IMAX Experience, the May 2006 release of
Poseidon: The IMAX Experience, and the continued success of Harry Potter and the Goblet of Fire: The IMAX Experience released in November 2005. Films contributing to the DMR revenue for the nine months ended 2005 include Robots:
The IMAX Experience, released in March 2005, Batman Begins: The IMAX Experience, released in June 2005, Charlie and the Chocolate Factory: The IMAX Experience, released in July 2005 and The Polar Express: The IMAX 3D Experience released in November 2004.

The Company believes it may see lower overall film revenues in 2006 than planned due to the disappointing performance of the films V for Vendetta: The IMAX Experience, Poseidon: The IMAX Experience and The Ant Bully: An IMAX 3D Experience. The Company intends to release in conjunction with studios at least eight new films in 2006 including the already released V for Vendetta: The IMAX Experience (March 2006), Deep Sea 3D (March 2006), Poseidon: The IMAX Experience (May 2006), Superman Returns: An IMAX 3D Experience (June 2006), The Ant Bully:
An IMAX 3D Experience (July 2006) and Open Season: An IMAX 3D Experience (September 2006) and the still to be released Happy Feet: The IMAX Experience (November 2006) and Night at the Museum: The IMAX Experience (December 2006).

Theater operations revenue increased to $12.4 million in the first nine months of 2006 from $12.3 million in the first nine months of 2005. Attendance and average ticket prices in the first nine months of 2006 were comparable to the same period in 2005. The Company believes it may see lower overall attendance rates in 2006 than planned due to the disappointing performance of the films V for Vendetta: The IMAX Experience, Poseidon: The IMAX Experience and The Ant
Bully: An IMAX 3D Experience.

Other revenue increased to $3.1 million in the first nine months of 2006 compared to $2.3 million in the same period in 2005, largely due to an increase in the Company's after market sales. Other revenue primarily includes revenue generated from the Company's camera and rental business and after market sales of projection system parts.

OUTLOOK

System installations slip from period to period in the course of the Company's business, and the Company has seen a significant number of system installations originally anticipated for the third and fourth quarters of 2006 move to anticipated installations for 2007. The Company now has 24 systems in its backlog that are currently scheduled for installation in 2007 and an additional eight systems that could be installed as early as December of that year, however it cautions that slippages remain a recurring and unpredictable part of its business.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

NINE MONTHS ENDED SEPTEMBER 30, 2006 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2005 (cont'd)

OUTLOOK (cont'd)

The Company has signed agreements with Sony Pictures and Warner Bros. Pictures, respectively, for the release of IMAX DMR versions of Spider Man 3: The IMAX Experience in May of 2007 and Harry Potter and the Order of the Phoenix: The IMAX Experience in July of 2007.

The Company is planning to supplement its sale and lease of theatre systems by offering clients joint box office sharing arrangements, whereby the Company contributes its theatre system at its cost of goods sold, the client contributes its retrofitted auditorium and there is a negotiated split of box office revenues. The Company believes that by offering such arrangements where exhibitors do not need to pay the initial capital required in a lease or a sale, the Company's theatre network can be expanded more rapidly, and provide the Company with a significant part of the IMAX box office from its theatres, as well as greater revenue from the studios releasing IMAX DMR films, for which the Company typically receives a percentage of the studio's box office receipts.

The Company believes that digital technology has evolved sufficiently that it can develop an IMAX digital projection system to deliver to theatres by the middle to end of 2008 that delivers high quality imagery consistent with the Company's brand. The Company believes that the dramatic print cost savings that would result from an IMAX digital system could lead to more profitability for the Company by increasing the number of films released to the IMAX network, which in turn could result in more theatres in the Company's network, more profits per theatre and more profits for studios amortizing their films over the network. There are a number of risks inherent in the Company's digital strategy including the risk of exhibitors delaying theatre system purchases during the transition period and the need to finance the Company's investments necessary for implementing this strategy.

GROSS MARGIN

Gross margin in the first nine months of 2006 was $30.1 million, or 36.4% of total revenue, compared to $47.8 million, or 50.0% of total revenue in the first nine months of 2005.

Systems margins declined in the first nine months of 2006 by $18.2 million or 44.8%. Average gross margin on sales and sales-type lease of projection systems decreased by 3.6% in the first nine months of 2006 versus the same period in 2005, primarily due to the difference in the mix of recognitions. In addition, the Company recognized $13.2 million in settlement gross margin in the first nine months of 2005, compared to $nil in the same period of 2006. The settlement amounts recognized in the first nine months of 2005 are detailed as follows:
$1.3 million related to termination of agreements after customer default, $0.6 million related to MPX conversion agreements and $11.3 million related to consensual buyouts.

The Company's film gross margin increased in the first nine months of 2006 by $0.2 million. Post-production gross margin increased by $1.3 million, primarily due to the level of third party business resulting from Superman Returns: An IMAX 3D Experience and the Company's DMR gross margin increased by $0.2 million, also due primarily to the gross box office performance and conversion services performed on Superman Returns: An IMAX 3D Experience. Film production gross margin increased by $0.5 million in the first nine months of 2006 compared to the same period in 2005 primarily due to Deep Sea 3D, released in March 2006. Film distribution margin decreased by $1.8 million, primarily due to lower margins earned on the mix of films in release during the year.

The Company's owned and operated theater gross margin increased by $1.0 million in the first nine months of 2006 compared to the same period in 2005, primarily as a result of lower rental fees for films in 2006.

Other gross margin decreased by $0.6 million in the first nine months of 2006, primarily as result of the Company's decision to subsidize some of its after market components and upgrades to a number of theaters showing Superman Returns:
An IMAX 3D Experience.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

NINE MONTHS ENDED SEPTEMBER 30, 2006 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2005 (cont'd)

OTHER

Selling, general and administrative expenses were $30.0 million in the first nine months of 2006 versus $29.0 million in the same period of 2005. During the first nine months of 2006, the Company incurred expenses of $1.1 million in connection with the Company's process of seeking strategic alternatives. Professional services excluding legal fees increased by $1.0 million as the Company incurred costs to implement FAS 123R, to amend the Company's pension plan and to respond to inquiries made by the Securities and Exchange Commission and the Ontario Securities Commission. Expenses relating to legal fees for the first nine months of 2006 decreased by $1.0 million as the Company incurred legal costs in the first nine months of 2005 related to patent infringement matters and settled certain litigation matters. In addition, the Company expensed $1.2 million in the first nine months of 2006 for stock options granted in accordance with the adoption of FAS 123R. Salaries and benefits expense also increased by $1.8 million during the first nine months of 2006 due to a higher Canadian dollar denominated salary expense on the strengthening of the Canadian dollar compared to the same period in the prior year. The Company also recorded a capital tax expense of $0.5 million in the first nine months of 2006, compared to a $0.1 million recovery in the same period in 2005. Offsetting these increases, the Company amended its executive pension plan on March 8, 2006 to reduce certain benefits, resulting in a savings of $2.2 million in compensation expense for the first nine months of 2006 compared to the same period in 2005. In addition, other non-cash stock-based compensation decreased by $0.7 million during the first nine months of 2006, due to changes in the Company's share price. The Company recorded a foreign exchange gain of $0.3 million in the first nine months of 2006, compared to a loss of $0.5 million in the first nine months of 2005. The Company records foreign exchange translation gains and losses primarily on a portion of its financing receivable balances which are denominated in Canadian dollars, Euros and Japanese Yen.

Receivable provisions net of recoveries for accounts receivable amounted to a net provision of $0.7 million in the first nine months of 2006, compared to a net recovery of $0.3 million in the first nine months of 2005. The Company recorded a net recovery of $0.5 million in the first nine months of 2006 and $0.2 million in the first nine months of 2005, on financing receivables due to favorable outcomes on lease amendments.

Interest income amounted to $0.8 million in the first nine months of 2006 compared to $0.7 million in the same period of 2005.

Interest expense amounted to $12.8 million in the first nine months of 2006 compared to $12.6 million in the same period in 2005. Included in interest expense is the amortization of deferred finance costs in the amount of $0.7 million in the first nine months of 2006 and 2005 relating to the Senior Notes due 2010. The Company's policy is to defer and amortize all the costs relating to a debt financing over the life of the debt instrument.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

NINE MONTHS ENDED SEPTEMBER 30, 2006 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2005 (cont'd)

INCOME TAXES

The Company's effective tax rate differs from the statutory tax rate and will vary from year to year primarily as a result of numerous permanent differences, investments and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or reductions in the year, changes in the Company's valuation allowance based on the Company's recoverability assessments of deferred tax assets, and favorable or unfavorable resolution of various tax examinations. As of September 30, 2006, the Company had a gross deferred income tax asset of $49.0 million, against which the Company is carrying a $42.8 million valuation allowance. Further, long-term tax rate reductions were also affirmed last quarter for taxation years 2008 through 2010. In the nine month period the Company favorably resolved a provincial income tax audit resulting in the release of related tax reserves of $0.5 million to the income tax recovery for the period. Also, on June 22, 2006, the Canadian Federal government passed into law the elimination of the Large Corporations Tax retroactively as of January 1, 2006. Further, long-term tax rate reductions were also affirmed for taxation years 2008 through 2010. The Company's tax provision for the nine month period reflects both the retroactive elimination of the Large Corporations Tax and the result of the long term reductions in the corporate tax rates. The Company has reduced its gross deferred tax asset with an equal reduction in its gross valuation allowance to reflect the reduction in long term income tax rates.

RESEARCH AND DEVELOPMENT

Research and development expenses amounted to $2.5 million in the first nine months of 2006 compared to $2.4 million in the same period of 2005. The expenses primarily reflect research and development activities pertaining to a new digitally-based theater projection system. Through research and development, the Company continues to design and develop cinema-based equipment, software and other technologies to enhance its product offering. The Company believes that the motion picture industry will be affected by the development of digital technologies, particularly in the areas of content creation (image capture), post-production (editing and special effects), distribution and display. Consequently, the Company has made significant investments in digital technologies, including the development of proprietary, patent-pending technology related to a digitally-based projection system, as well as technologies to digitally enhance image resolution and quality of motion picture films, and convert monoscopic (2D) to stereoscopic (3D) images. The Company also holds a number of patents, patents pending and intellectual property rights in these areas.

DISCONTINUED OPERATIONS

On December 23, 2003, the Company closed its owned and operated Miami IMAX theater. The Company abandoned or removed all of its assets from the theater in the first quarter of 2004. The Company is involved in a legal proceeding with the landlord of the theater with respect to the amount owing to the landlord by the Company for lease and guarantee obligations. The amount of loss to the Company has been estimated as between $0.9 million and $2.3 million. Prior to 2006, the Company paid out $0.8 million with respect to amounts owing to the landlord. The Company paid out an additional $0.1 million and also accrued an additional $0.8 million in net loss from discontinued operations related to Miami IMAX theater in the third quarter of 2006.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

NINE MONTHS ENDED SEPTEMBER 30, 2006 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2005 (cont'd)

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

PENSION PLAN AMENDMENT

On March 8, 2006, the Company and the Co-Chief Executives negotiated an amendment to the unfunded U.S. defined benefit pension plan covering its two Co-Chief Executive Officers. Under the original terms of the plan, once benefit payments begin, the benefit is indexed annually to the cost of living and further provides for 100% continuance for life to the surviving spouse. Under the terms of the plan amendment, the cost of living adjustment and surviving spouse benefits previously owed to the Co-Chief Executive Officers are each reduced by 50%, subject to a recoupment of a percentage of such benefits upon a change of control of the Company, and the net present value of the reduced benefit payments is accelerated and paid out upon a change of control of the Company. The benefits were 50% vested as of July 2000, the plan initiation date. The vesting percentage increases on a straight-line basis from inception until age 55. The vesting percentage of a member whose employment terminates other than by voluntary retirement or upon change of control shall be 100%. As of September 30, 2006, one of the Co-Chief Executives was 100% vested and the other Co-Chief Executive was approximately 81% vested.

EMPLOYEE STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted FAS 123R which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors for employee stock options based on estimated fair values. In March 2005, the Securities and Exchange Commission issued SAB 107 relating to FAS 123R. The Company has applied the provisions of SAB 107 in its adoption of FAS 123R.

The Company adopted FAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective transition method, the Company's Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R. Stock-based compensation expense recognized under FAS 123R for the nine months ended September 30, 2006 was $1.2 million.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS (cont'd)

NINE MONTHS ENDED SEPTEMBER 30, 2006 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2005 (cont'd)

EMPLOYEE STOCK-BASED COMPENSATION (cont'd)

FAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's Consolidated Statement of Operations. Prior to the adoption of FAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under FAS 123. Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company's Consolidated Statement of Operations because the exercise price of the Company's stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized in the Company's Consolidated Statement of Operations for the first nine months of 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of FAS 123R. In conjunction with the adoption of FAS 123R, the Company changed its method of attributing the value of stock-based compensation to expense from a method which recognized the expense as the options vest to the straight-line single option method. Compensation expense for all share-based payment awards granted on or prior to January 1, 2006 will continue to be recognized using the historic method while compensation expense for all share-based payment awards granted subsequent to January 1, 2006 is recognized using the straight-line single-option method. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company's pro forma information required under FAS 123 for the periods prior to 2006, the Company also estimated forfeitures at the time of grant and revised, if necessary, in subsequent periods.

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

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

OTHER

The Company is in the process of responding to an informal inquiry from the U.S. Securities and Exchange Commission regarding the Company's timing of revenue recognition, including its application of multiple element arrangement accounting in its revenue recognition for theater systems. Under multiple element arrangement accounting, the revenues associated with different elements of an IMAX theater system contract are segregated and can be recognized in different periods (see "Critical Accounting Policies" above, for a more detailed explanation of its accounting policies with regard to theater system installations). In the fourth quarter of 2005, seven theatre systems were installations, where revenue associated with the screen element of the system was deferred until the final screen was installed. Of these seven installations, three theaters had their screens completed in the first quarter of 2006, two in the second quarter of 2006, and one screen was installed subsequent to the end of the third quarter. The screen element in the remaining theater is expected to be completed by the end of 2006. The value associated with the elements other than the screen elements of those system installations was recognized in the fourth quarter when they were substantially completed. Finally, on one of these ten installations, the Company has an obligation to de-install and move the theater system and the fair value of this obligation of $0.1 million has not been recognized into income. The Company believes its application of the above accounting policy is, and has historically been, in accordance with U.S. GAAP, and the Company's position is supported by its auditors, PricewaterhouseCoopers LLP. This accounting policy has similarly been applied to one theater installation in the second quarter of 2006, where revenue associated with the screen element has been deferred to a future period. The screen element was completed in the third quarter for this installation. The Company is continuing to cooperate in this inquiry.

LIQUIDITY AND CAPITAL RESOURCES

CREDIT FACILITY

On February 6, 2004, the Company entered into a Loan Agreement for a secured revolving credit facility as amended on September 30, 2005 and as further amended by the Second Amendment to the Loan Agreement which was entered into with effect from May 16th, 2006 (the "Credit Facility"). The Credit Facility is a revolving credit facility expiring on October 31, 2009 with an optional one year renewal thereafter contingent upon approval by the lender, permitting maximum aggregate borrowings of $40.0 million, subject to a borrowing base calculation which includes the Company's financing receivables, operating leases, finished goods inventory, and capital assets with certain reserve requirements and deductions for outstanding letters of credit. The Company's current borrowing capacity under such calculation is $26.1 million after deduction for outstanding letters of credit of $8.1 million, although continued availability of this facility in the future is dependent upon improvements over current financial performance. The Credit Facility bears interest at the applicable prime rate per annum or Libor plus a margin as specified therein per annum and is collateralized by a first priority security interest in all of the current and future assets of the Company. The Credit Facility contains typical affirmative and negative covenants, including covenants that restrict the Company's ability to: incur certain additional indebtedness; make certain loans, investments or guarantees; pay dividends; make certain asset sales; incur certain liens or other encumbrances; conduct certain transactions with affiliates and enter into certain corporate transactions. In addition, the Credit Facility contains customary events of default, including upon an acquisition or a change of control that may have a material adverse effect on the Company or a guarantor. The Credit Facility also requires the Company to maintain a minimum level of earnings before interest, taxes, depreciation and amortization, and cash collections.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

LIQUIDITY AND CAPITAL RESOURCES (cont'd)

CASH AND CASH EQUIVALENTS

As at September 30, 2006, the Company's principal sources of liquidity included cash and cash equivalents of $22.0 million, short-term investments of $4.2 million, the Credit Facility, trade accounts receivable of $32.1 million and anticipated collection from net investment in leases due in the next 12 months of $7.9 million. As at September 30, 2006, the Company has not drawn down on the Credit Facility, and has letters of credit for $8.1 million secured by the Credit Facility arrangement.

The Company believes that cash flow from operations together with existing cash and borrowing available under the Credit Facility will be sufficient to meet operating needs for the foreseeable future. However, the Company's operating cash flow can be impacted if management's projections of future signings and installations are not realized. The Company forecasts its short-term liquidity requirements on a quarterly and annual basis. Since the Company's future cash flows are based on estimates and there may be factors that are outside of the Company's control, there is no guarantee the Company will continue to be able to fund its operations through cash flows from operations. Under the terms of the Company's typical theater system agreement, the Company receives substantial cash payments before the Company completes the performance of its obligations. Similarly, the Company receives cash payments for some of its film productions in advance of related cash expenditures.

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

Cash used in operating activities amounted to $7.3 million for the period ended September 30, 2006. Changes in other non-cash operating assets as compared to December 31, 2005 include an increase of $5.3 million in inventories, a decrease of $1.3 million in financing receivables, a $7.9 million increase in accounts receivable and a $0.6 million increase in prepaid expenses, which mostly relates to prepaid film print costs that will be expensed over the period to be benefited. Changes in other non-cash operating liabilities as compared to December 31, 2005 include an increase in deferred revenue of $6.9 million, an increase in accounts payable of $2.5 million and an increase of $3.8 million in accrued liabilities. Included in accrued liabilities for the period ended September 30, 2006 were $26.5 million in respect of accrued pension obligations which are mostly long-term in nature.

Cash provided by investing activities amounted to $1.4 million in the first nine months of 2006, which includes purchases of short-term investments of $14.5 million, proceeds from maturities of short-term investments of $18.7 million, purchases of $1.7 million in fixed assets, an increase in other assets of $0.8 million and an increase in other intangible assets of $0.4 million.

Cash provided by financing activities in the first nine months of 2006 amounted to $0.3 million, due to the issuance of common shares through the exercise of stock options.

The Company also received $3.5 million in cash on a note receivable from a discontinued operation and made a $0.1 million payment on discontinued operations related to Miami IMAX Theater.

Capital expenditures including the purchase of fixed assets and investments in film assets were $10.4 million for the first nine months of 2006.

                                IMAX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

LIQUIDITY AND CAPITAL RESOURCES (cont'd)

CASH AND CASH EQUIVALENTS (cont'd)

Cash provided by operating activities amounted to $3.4 million for the period ended September 30, 2005. Changes in other non-cash operating assets and liabilities included an increase in deferred revenue of $6.7 million, and a decrease of $4.7 million in accrued liabilities. Cash used by investing activities for the first nine months of 2005 amounted to $14.1 million, primarily consisting of $27.2 million invested in short-term investments and $15.2 million received from proceeds of short-term investments. Cash provided by financing activities amounted to $3.2 million due to the issuance of common shares through the exercise of stock options. Capital expenditures including the purchase of fixed assets net of sales proceeds and investments in film assets were $8.5 million for the first nine months of 2005.

LETTERS OF CREDIT AND OTHER COMMITMENTS

As at September 30, 2006, the Company has letters of credit of $8.1 million outstanding, of which the entire balance has been secured by the Credit Facility.

SENIOR NOTES DUE 2010

As at September 30, 2006, the Company had outstanding $159.0 million aggregate principal of Registered Senior Notes and $1.0 million aggregate principal of Unregistered Senior Notes.

PENSION OBLIGATIONS

The Company has a defined benefit pension plan covering its two Co-Chief Executive Officers. As at September 30, 2006, the Company had an unfunded and accrued projected benefit obligation of approximately $26.5 million (2005 - $31.1 million) in respect of this defined benefit pension plan. At the time the Company established the defined benefit pension plan, it also took out life insurance policies on its two Co-Chief Executive Officers with coverage amounts of $21.5 million in aggregate. The Company intends to use the proceeds of life insurance policies taken on its Co-Chief Executive Officers to be applied towards the benefits due and payable under the plan, although there can be no assurance that the Company will ultimately do so. As at September 30, 2006, the cash surrender value of the insurance policies is $4.1 million (December 31, 2005 - $3.3 million).

On March 8, 2006, the Company and the Co-Chief Executives negotiated an amendment to the plan. Under the terms of the plan amendment, the cost of living adjustment and surviving spouse benefits previously owed to the Co-Chief Executive Officers are each reduced by 50%, subject to a recoupment of a percentage of such benefits upon a change of control of the Company, and the net present value of the reduced pension benefit payments is accelerated and paid out upon a change of control of the Company. The benefits were 50% vested as of the plan initiation date. The vesting percentage increases on a straight-line basis from inception until age 55. The vesting percentage of a member whose employment terminates other than by voluntary retirement or upon change in control shall be 100%. As of September 30, 2006, one of the Co-Chief Executives was 100% vested and the other Co-Chief Executive was approximately 81% vested.

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

As discussed in the Company's June 30, 2006 Form 10-Q filing, the Company's management, with the participation of its Co-Chief Executive Officers and its Chief Financial Officer, evaluated the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as not effective at the reasonable assurance level because of the identification of a material weakness in the Company's internal control over financial reporting, which management views as an integral part of the Company's disclosure controls and procedures. This material weakness related to the controls surrounding the analysis and recording of complex film accounting transactions in the three months ended June 30, 2006. This control deficiency resulted in an adjustment to the Company's Consolidated Statement of Operations for the three months ended June 30, 2006 of approximately $0.8 million, which adjustment was identified and made prior to the release of the Company's June 30, 2006 Form 10-Q.

As of the third quarter of 2006, management is implementing controls to strengthen the analysis of complex film accounting transactions and to remediate the identified material weakness, including engaging independent third party experts to analyze the Company's proposed accounting treatment of such transactions.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Other than indicated above, there were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                IMAX CORPORATION

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

(A) In March 2005, the Company, together with Three-Dimensional Media Group, Ltd. ("3DMG"), filed a complaint in the U.S. District Court for the Central District of California, Western Division, against In-Three, Inc. ("In-Three") alleging patent infringement and seeking injunctive relief and damages. In April 2005, In-Three filed an answer denying infringement and asserting counterclaims that seek a declaratory judgement of non-infringement, invalidity and unenforceability of the patent in suit, and damages for alleged false advertising, false designation of origin, breach of contract, interference with prospective economic advantage and/or unfair competition. On March 13, 2006, the Company and In-Three entered into a settlement agreement, resolving all matters between the parties. On March 29, 2006, the Company and In-Three filed a joint motion for an order dismissing with prejudice all claims and counterclaims between the parties. The U.S. District Court for the Central District of California, Western Division has stayed a determination on the joint motion at the joint request of the Company, 3DMG, and In-Three pending a resolution of an arbitration proceeding between the Company and 3DMG before the International Centre for Dispute Resolution relating to rights under agreements between the Company and 3DMG. The Company believes the amount of the loss, if any, that may be suffered in connection with this proceeding will not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of such proceedings.

(B) In January 2004, the Company and IMAX Theater Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages of approximately $3.7 million before the International Court of Arbitration of the International Chambers of Commerce (the "ICC") with respect to the breach by Electronic Media Limited ("EML") of its December 2000 agreement with the Company. In June 2004, the Company commenced a related arbitration before the ICC against EML's affiliate, E-CITI Entertainment (I) PVT Limited ("E-Citi"), seeking $17.8 million in damages as a result of E-Citi's breach of a September 2000 lease agreement. The arbitration hearing on both claims took place in November 2005. On February 1, 2006, the ICC issued an award finding unanimously in the Company's favor on all claims. The ICC hearing to determine the amount of damages to be awarded to the Company took place on July 26 - 28, 2006. The ICC panel has not yet rendered its decision with respect to such damages and no amount has yet been recorded for these damages.

(C) In June 2004, Robots of Mars, Inc. ("Robots") initiated an arbitration proceeding against the Company in California with the American Arbitration Association pursuant to an arbitration provision in a 1994 film production agreement between Robots' predecessor-in-interest and a subsidiary of the Company, asserting claims for breach of contract, fraud, breach of fiduciary duty and intentional interference with contract. Robots is seeking an accounting of the Company's revenues and an award of all sums alleged to be due to Robots under the production agreement, as well as punitive damages. The Company intends to vigorously defend the arbitration proceeding and believes the amount of the loss, if any, that may be suffered in connection with this proceeding will not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of such arbitration.

                                IMAX CORPORATION

(D) The Company and certain of its officers and directors were named as defendants in eight purported class action lawsuits filed between August 11, 2006 and September 18, 2006, alleging violations of U.S. federal securities laws. These eight actions were filed in the U.S. District Court for the Southern District of New York. These lawsuits, brought on behalf of shareholders who purchased the Company's common stock between February 17, 2006 and August 9, 2006, allege primarily that the defendants engaged in securities fraud by disseminating materially false and misleading statements during the class period regarding their revenue recognition of theater system installations, and failing to disclose material information concerning the Company's revenue recognition practices. Currently there are motions for consolidation, assignment of lead plaintiff, and appointment of lead plaintiff counsel pending before the Court. These lawsuits are in very early stages and seek unspecified compensatory damages, costs, and expenses. The Company believes the allegations made against it in the complaints are meritless and will vigorously defend the matter. The Company believes the amount of the loss, if any, that may be suffered in connection with this proceeding will not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of such proceedings.

(E) A purported class action lawsuit was filed on September 20, 2006 in the Ontario Superior Court of Justice against the Company and certain of its officers and directors, alleging violations of Canadian securities laws. This lawsuit was brought on behalf of shareholders who acquired the Company's securities from February 17, 2006 to August 9, 2006. This lawsuit is in a very early stage and seeks unspecified compensatory and punitive damages, as well as costs and expenses. The Company believes the allegations made against it in the complaint are meritless and will vigorously defend the matter. The Company believes the amount of the loss, if any, that may be suffered in connection with this proceeding will not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of such proceedings.

(F) In addition to the matters described above, the Company is currently involved in other legal proceedings which, in the opinion of the Company's management, will not materially affect the Company's financial position or results of operations, although no assurance can be given with respect to the ultimate outcome of any such proceedings.

(G) The Company is in the process of responding to informal inquiries from the U.S. Securities and Exchange Commission and the Ontario Securities Commission regarding the Company's timing of revenue recognition, including its application of multiple element arrangement accounting in its revenue recognition for theater systems. The Company believes its application of its accounting policies is, and has historically been, in accordance with U.S. GAAP, and the Company's position is supported by its auditors, PricewaterhouseCoopers LLP. The Company is cooperating in these inquiries.

                                IMAX CORPORATION

ITEM 1A. RISK FACTORS

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 6. EXHIBITS

(A)  EXHIBITS

10.28 Fourth Amending Agreement dated October 5, 2006 between IMAX Corporation and Robert D. Lister.

10.29 Summary of Employment Arrangement dated November 6, 2006 between IMAX Corporation and Edward MacNeil.

31.1 Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002, dated November 9, 2006, by Bradley J. Wechsler.

31.2 Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002, dated November 9, 2006, by Richard L. Gelfond.

31.3 Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002, dated November 9, 2006, by Edward MacNeil.

32.1 Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, dated November 9, 2006, by Bradley J. Wechsler.

32.2 Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, dated November 9, 2006, by Richard L. Gelfond.

32.3 Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, dated November 9, 2006, by Edward MacNeil.

                                IMAX CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        IMAX CORPORATION


Date: November 9, 2006                  By: /s/ Edward MacNeil
                                            ------------------------------------
                                            Edward MacNeil
                                            Chief Financial Officer
                                            (Principal Financial Officer)


Date: November 9, 2006                  By: /s/ Kathryn A. Gamble
                                            ------------------------------------
                                            Kathryn A. Gamble
                                            Vice President, Finance, Controller
                                            (Principal Accounting Officer)