Form 10-K
period 2006-12-31
IMAX CORP
filed 2007-07-20
CIK 921582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file Number 0-24216
IMAX Corporation
(Exact name of registrant as specified in its charter)

Canada	98-0140269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2525 Speakman Drive, Mississauga, Ontario, Canada	L5K 1B1
(Address of principal executive offices)	(Postal Code)
Registrant’s telephone number, including area code: (905) 403-6500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered

Common Shares, no par value	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12B-2 of the Exchange Act
Large Accelerated Filer ☐      Accelerated Filer ☑       Non-Accelerate Filer ☐
     Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the common shares of the registrant held by non-affiliates of the registrant, computed by reference to the last sale price of such shares as of the close of trading on June 30, 2006 was $330.23 million (36,051,314 common shares times $9.16).
     As of June 30, 2007, there were 40,288,074, common shares of the registrant outstanding.

IMAX CORPORATION
EXPLANATORY NOTE TO ANNUAL REPORT ON FORM 10-K
     IMAX Corporation together with its wholly-owned subsidiaries (the “Company”) previously announced its intention to restate its consolidated financial statements for the years ended December 31, 2002, 2003, 2004 and 2005, and the first nine months of 2006.
     The consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the years ended December 31, 2005 and 2004, and the consolidated balance sheet as of December 31, 2005, including the applicable notes, contained in this Annual Report on Form 10-K, have been restated. The Company has also included in this report restated unaudited consolidated financial information for each of the first three quarters of 2006 and each of the quarters of 2005. The Company has also included in this report restated summary and selected financial information for the years ended December 31, 2003 and 2002.
     For a description of the restatements, see note 4 to the accompanying audited consolidated financial statements in Item 8, Item 6. Selected Financial Data and “Restatement of Previously Issued Financial Statements” and “Material Weaknesses” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation contained in this Annual Report on Form 10-K.

IMAX CORPORATION
Annual Report on Form 10-K
December 31, 2006

		Page
PART I

Item 1	Business	5
Item 1A	Risk Factors	15
Item 1B	Unresolved Staff Comments	26
Item 2	Properties	27
Item 3	Legal Proceedings	27
Item 4	Submission of Matters to a Vote of Security Holders	28

PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	29
Item 6	Selected Financial Data	32
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41
Item 7A	Quantitative and Qualitative Disclosures about Market Risk	68
Item 8	Financial Statements and Supplementary Data	69
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	146
Item 9A	Controls and Procedures	146
Item 9B	Other Information	150

PART III

Item 10	Directors, Executive Officers and Corporate Governance	151
Item 11	Executive Compensation	154
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	166
Item 13	Certain Relationships and Related Transactions, and Director Independence	168
Item 14	Principal Accounting Fees and Services	169

PART IV

Item 15	Exhibits, Financial Statement Schedules	170
Signatures		174
EX-4.1
EX-4.2
EX-4.3
EX-4.12
EX-4.13
EX-4.14
EX-4.15
EX-4.16
EX-4.17
EX-10.2
EX-10.3
EX-10.4
EX-10.7
EX-10.8
EX-10.15
EX-21
EX-23
EX-24
EX-31.1
EX-31.2
EX-31.3
EX-32.1
EX-32.2
EX-32.3

IMAX CORPORATION
EXCHANGE RATE DATA
     Unless otherwise indicated, all dollar amounts in this document are expressed in United States (“U.S.”) dollars. The following table sets forth, for the periods indicated, certain exchange rates based on the noon buying rate in the City of New York for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York (the “Noon Buying Rate”). Such rates quoted are the number of U.S. dollars per one Canadian dollar and are the inverse of rates quoted by the Federal Reserve Bank of New York for Canadian dollars per U.S. $1.00. The average exchange rate is based on the average of the exchange rates on the last day of each month during such periods. The Noon Buying Rate on December 31, 2006 was U.S. $0.8582.

	Years ended December 31,
	2006	2005	2004	2003	2002
Exchange rate at end of period	$0.8582	$0.8579	$0.8310	$0.7738	$0.6329
Average exchange rate during period	$0.8818	$0.8254	$0.7682	$0.7139	$0.6368
High exchange rate during period	$0.9100	$0.8690	$0.8493	$0.7738	$0.6619
Low exchange rate during period	$0.8528	$0.7872	$0.7158	$0.6349	$0.6200
SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION
     Certain statements included in this annual report may constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, references to future capital expenditures (including the amount and nature thereof), business and technology strategies and measures to implement strategies, competitive strengths, goals, expansion and growth of business, operations and technology, plans and references to the future success of IMAX Corporation together with its wholly-owned subsidiaries (the “Company”) and expectations regarding the Company’s future operating results. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the expectations and predictions of the Company is subject to a number of risks and uncertainties, including, but not limited to, general economic, market or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by the Company; competitive actions by other companies; U.S. or Canadian regulatory inquiries; conditions in the in-home and out-of-home entertainment industries; changes in laws or regulations; conditions, changes and developments in the commercial exhibition industry; the acceptance of the Company’s new technologies (including in particular its transition to digital projection technology); risks associated with investments and operations in foreign jurisdictions and any future international expansion, including those related to economic, political and regulatory policies of local governments and laws and policies of the United States and Canada; the potential impact of increased competition in the markets the Company operates within; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this annual report are qualified by these cautionary statements, and actual results or anticipated developments by the Company may not be realized, and even if substantially realized, may not have the expected consequences to, or effects on, the Company. The Company undertakes no obligation to update publicly or otherwise revise any forward-looking information, whether as a result of new information, future events or otherwise.
IMAX®, IMAX® Dome, IMAX® 3D, IMAX® 3D Dome, The IMAX Experience®, An IMAX Experience®,
IMAX DMR®, DMR®, IMAX MPX®, IMAX think big® and think big® are trademarks and trade names of the
Company or its subsidiaries that are registered or otherwise protected under laws of various jurisdictions.

IMAX CORPORATION
PART I
Item 1. Business
GENERAL
     IMAX Corporation, together with its wholly-owned subsidiaries (the “Company”), is one of the world’s leading entertainment technology companies, specializing in digital and film-based motion picture technologies and large-format two-dimensional (“2D”) and three-dimensional (“3D”) film presentations. The Company’s principal business is the design, manufacture, sale and lease of theater systems based on proprietary and patented technology for large-format, 15-perforation film frame, 70mm format (“15/70-format”) theaters, including commercial theaters, museums and science centers, and destination entertainment sites. The majority of these theaters are operated by third parties. The Company generally does not own IMAX theaters, but licenses the use of its trademarks along with the sale or lease of its equipment. The Company refers to all theaters using the IMAX theater system as “IMAX Theaters”.
     The Company is also engaged in the production, digital re-mastering, post-production and distribution of 15/70-format films, the operation of IMAX theaters and the provision of services in support of IMAX theaters and the IMAX theater network.
     The Company believes the IMAX theater network is the most extensive large-format theater network in the world with 284 theaters operating in 40 countries as of December 31, 2006. Of these 284 theaters, 166 are located in commercial locations, such as multiplex complexes, and 118 of them are currently located in institutional locations, such as museums and science centers. While the Company’s roots are in the institutional market, the Company believes that the commercial market is potentially significantly larger. To increase the demand for IMAX theater systems, the Company has positioned the IMAX theater network as a new distribution platform for Hollywood blockbuster films. To this end, the Company has developed a technology that allows conventional 35mm movies to be digitally converted to its 15/70-format, has introduced lower cost theater systems designed for multiplex owners, is continuing to build strong relationships with Hollywood studios and commercial exhibition companies and is developing a new digital projector which it believes will result in even more Hollywood features being released to the IMAX network.
     IMAX theater systems combine advanced, high-resolution projectors with film handling equipment and automated theater control systems, sound system components and screen components as large as eight stories high (approximately 80 feet) that extend to the edge of a viewer’s peripheral vision to create immersive audio-visual experiences. As a result, audiences feel as if they are a part of the on-screen action in a way that is more intense and exciting than in traditional theaters. In addition, the Company’s IMAX 3D theater systems combine the same theater systems with 3D images that further increase the audience’s feeling of immersion in the film.
     In 2002, the Company introduced a technology that can digitally convert live-action 35mm films to its 15/70-format at a modest incremental cost, while meeting the Company’s high standards of image and sound quality. The Company believes that this proprietary system, known as IMAX DMR (Digital Re-Mastering), has positioned IMAX theaters as a new release window or distribution platform for Hollywood’s biggest event films. As of December 31, 2006, the Company, along with its studio partners, had released 18 IMAX DMR films since 2002. In 2006, the Company released seven films converted through the IMAX DMR process contemporaneous with the releases of the films to conventional 35mm theaters, and released one film co-produced by the Company exclusively for IMAX theaters.
     In 2003, the Company introduced IMAX MPX, a new theater system designed specifically for use by commercial multiplex operators. The IMAX MPX system, which is highly automated, was designed to reduce the capital and operating costs required to run an IMAX theater while still offering consumers the image and sound quality of the trademarked experience viewers derive from IMAX theaters known as “The IMAX Experience”. During 2006, the Company signed agreements for 22 IMAX MPX theater systems with North American and international commercial theater exhibitors. Four of the 22 signed IMAX MPX theater system agreements were conditional and such rights to the conditions have now lapsed.
     The Company is in the process of developing a digitally-based IMAX projector which would operate without the need for analog film prints. The Company anticipates that its digital projector, which will be targeted to a large portion of its commercial multiplex operators as a replacement for the IMAX MPX projector, will be available for production and sale by early 2009.

IMAX CORPORATION
Item 1. Business (cont’d)
GENERAL (cont’d)
     The Company’s goal is to create a digital product that provides a differentiated experience to moviegoers that is consistent with what they have come to expect from the IMAX brand. The Company believes that transitioning from a film-based platform to a digital platform for a large portion of its customer base is compelling for a number of reasons. The savings to the studios as a result of eliminating film prints are considerable, as the typical cost of an IMAX film print ranges from $22.5 thousand per 2D print to $45 thousand per 3D print. Removing those costs will significantly increase the profit of an IMAX release for a studio which, the Company believes, provides more incentive for studios to release their films to IMAX theaters. The Company similarly believes that economics change favorably for its exhibition clients as a result of a digital transition, since lower print costs and the increased programming flexibility that digital delivery provides should allow theaters to program three to four additional IMAX DMR films per year, thereby increasing both customer choice and total box-office revenue. Finally, digital transmission allows for the opportunity to show attractive alternate programming, such as live events like the Super Bowl or World Cup, in the immersive environment of an IMAX theater.
     The Company was formed in March 1994 as a result of an amalgamation between WGIM Acquisition Corp. and the former IMAX Corporation (“Predecessor IMAX”). Predecessor IMAX was incorporated in 1967.
PRODUCT LINES
     The Company is the pioneer and leader in the large-format film industry, and believes it is the largest designer and manufacturer of specialty projection and sound system components, and a significant producer and distributor of 15/70-format films, for large-format theaters around the world. The Company’s theater systems include a specialized IMAX projector, advanced sound systems and specialty screens. The Company derives its revenues from IMAX theater systems (the sale and lease of, and provision of services related to, its theater systems to large-format theaters, including joint revenue sharing arrangements), films (production and digital re-mastering of films, the distribution of film products to the IMAX theater network, post-production services for large-format films), theater operations (owning, operating, managing or participating in the profits of IMAX theaters) and other activities, which include the sale of after market parts and camera rentals. Segmented information is provided in note 22 to the accompanying audited consolidated financial statements contained in Item 8.
IMAX Theater Systems
     The Company’s primary products are its large-format theater systems. IMAX theater systems traditionally include a unique rolling loop 15/70-format projector that offers superior image quality and stability and a digital theater control system; a 6-channel, digital sound system delivering up to 12,000 watts; a screen with a proprietary coating technology; and, if applicable, 3D glasses cleaning equipment. As part of the arrangement to sell or lease its theater systems, the Company provides extensive advice on theater planning and design and supervision of installation services. Theater systems are also leased or sold with a license for the use of the world famous IMAX brand. The Company primarily offers its theater systems in four configurations: the GT projection system for the largest IMAX theaters; the SR system for smaller theaters; the Company’s newest introduction, the IMAX MPX system, which is targeted for multiplex complexes; and a fourth category of theater systems featuring heavily curved and tilted screens that are used in dome shaped theaters. The GT, SR and IMAX MPX systems are “flat’’ screens that have a minimum of curvature and tilt and can exhibit both 2D and 3D films, while the screen components in dome shaped theaters are generally 2D only and are popular with the Company’s institutional clients. The Company is also currently developing a digital projector.
     Screens in IMAX theaters are as large as one hundred or more feet wide and eight stories tall and the Company believes they are the largest cinema screens in the world. Unlike standard cinema screens, IMAX screens extend to the edge of a viewer’s peripheral vision to create immersive experiences which, when combined with the Company’s superior sound system components, make audiences feel as if they are a part of the on-screen action in a way that is more intense and exciting than in traditional theaters, a critical part of The IMAX Experience. The Company’s IMAX 3D theaters further increase the audience’s feeling of immersion in the film by bringing images off the screen. All IMAX theaters, with the exception of dome configurations, have a steeply inclined floor to provide each audience member with a clear view of the screen. IMAX holds patents on the geometrical design of an IMAX theater.
     The Company’s projectors utilize the largest commercially available film format (15-perforation film frame, 70mm), which is nearly 10 times larger than conventional film (4-perforation film frame, 35mm) and therefore able to project significantly more detail on a larger screen. The Company believes its projectors, which utilize the Company’s rolling loop technology, are unsurpassed in their ability to project film with maximum steadiness and clarity with minimal film wear while substantially enhancing the quality of the projected image. As a result, the Company’s projectors deliver a higher level of clarity, detail and brightness compared to conventional movies and competing film or digitally-based projectors.

IMAX CORPORATION
Item 1. Business (cont’d)
PRODUCT LINES (cont’d)
IMAX Theater Systems (cont’d)
     To complement the film technology and viewing experience, IMAX provides unique digital sound system components. The sound system components are among the most advanced in the industry and help to heighten the sense of realism of a 15/70-format film. IMAX sound system components are specifically designed for IMAX theaters and are an important competitive advantage. The Company believes it is a world leader in the design and manufacture of digital sound system components for applications including traditional movie theaters, auditoriums and IMAX theaters.
     Theater System Sales or Leases. The Company’s arrangements for theater system equipment involve either a lease or sale. As part of the arrangement for an IMAX theater system, the Company also advises the customer on theater design, supervises the installation of the theater systems and provides projectionists with training in using the equipment. Theater owners or operators are responsible for providing the theater location, the design and construction of the theater building, the installation of the system components and any other necessary improvements, as well as the marketing and programming at the theater. The supervision of installation requires that the equipment also be put through a complete functional start-up and test procedure to ensure proper operation. The Company’s typical arrangement also includes the trademark license rights which commence on execution of the agreement and generally have terms of 10 to 20 years that may be renewed. The theater system equipment, theater design support, supervision of installation, projectionist training and trademark rights are all elements of what the Company considers the “System Deliverable”. For a separate fee, the Company provides ongoing maintenance and extended warranty services for the theater system.
     Leases generally have 10 to 20-year initial terms and are typically renewable by the customer for one or more additional 10-year term. Under the terms of the typical lease agreement, the title to the theater system equipment (including the projector, the sound system and the projection screen) remains with the Company. The Company has the right to remove the equipment for non-payment or other defaults by the customer. The contracts are generally not cancelable by the customer unless the Company fails to perform its obligations. The Company also enters into sale agreements with its customers. Under a sales arrangement, the title to the theater system remains with the customer, however in certain instances, the Company retains title or a security interest in the equipment until the customer has made all payments required under the agreement. Recently the Company has entered into a number of joint revenue sharing arrangements, where the Company receives a portion of a theater’s box-office and concession revenue in exchange for placing a theater system at the theater operator’s venue. Under these arrangements, the Company receives no up-front fee and the Company retains title to the theater system. The Company has stated that it will increasingly look to enter into such arrangements in the future, although the specific customer and location will be important considerations in whether to do so. The Company believes that its joint revenue sharing arrangements represent an effective way for it to deploy capital, add incremental theater growth and realize the benefits of network economics more quickly. The Company believes that by its contributing the theater system, with the exhibitor responsible for the theater retrofit costs, it significantly lowers the capital cost for exhibitors to deploy an IMAX theater, which, in turn, expands the IMAX network more rapidly and provides the Company with an increasingly significant portion of the IMAX box office from its licensed theaters, as well as a continuing portion of the IMAX DMR film revenue from the film studio. The Company’s contracts are generally denominated in U.S. dollars, except in Canada, Japan and parts of Europe, where contracts are sometimes denominated in local currency.
     The typical lease or sales arrangement provides for three major sources of cash flows for the Company: (i) initial fees; (ii) ongoing minimum fixed and contingent fees and (iii) ongoing maintenance and extended warranty fees. Initial fees generally are received over the period of time from the date the arrangement is executed to the date the equipment is installed and customer acceptance has been received. However, in certain cases the payments of the initial fee may be scheduled over a period after the equipment is installed and customer acceptance has been received. Ongoing minimum fixed and contingent fees and ongoing maintenance and extended warranty fees are generally received over the life of the arrangement and are usually adjusted annually based on changes in the local consumer price index. The ongoing minimum fixed and contingent fees generally provide for a fee which is the greater of a fixed amount or a certain percentage of the theater box-office. The terms of each arrangement vary according to the configuration of the theater system provided and the geographic location of the customer.
     Sales Backlog. Signed contracts for theater systems are listed as sales backlog prior to the time of revenue recognition. The value of sales backlog represents the total value of all signed theater system sales and sales-type lease agreements that are expected to be recognized as revenue in the future. Sales backlog includes initial fees along with the present value of contractual fixed minimum fees due over the term, but excludes contingent fees in excess of contractual minimums and maintenance and extended warranty fees that might be received in the future. Sales backlog does not include any anticipated revenues from theaters in which the Company has an equity-interest, joint profit or revenue sharing arrangements, agreements covered by letters of intent or conditional sale or lease commitments.

IMAX CORPORATION
Item 1. Business (cont’d)
PRODUCT LINES (cont’d)
IMAX Theater Systems (cont’d)
     The following chart shows the number of the Company’s theater systems by configuration, opened theater network base and backlog as of December 31:

2006
	2D			3D
		Theater			Theater
		Network			Network
	System	Base	Backlog	System	Base	Backlog
Flat Screen	IMAX	41	—	IMAX 3D GT	85	12
				IMAX 3D SR	51	11
				IMAX MPX	32	49

Dome Screen	IMAX Dome	69	2	IMAX 3D Dome	6	—

				Total	284	74

2005
	2D			3D
		Theater			Theater
		Network			Network
	System	Base	Backlog	System	Base	Backlog
Flat Screen	IMAX	45	—	IMAX 3D GT	77	16
				IMAX 3D SR	48	13
				IMAX MPX	21	42

Dome Screen	IMAX Dome	68	2	IMAX 3D Dome	7	—

				Total	266	73

     IMAX and IMAX Dome Systems. IMAX and IMAX Dome systems make up approximately 39% of the Company’s opened theater base. IMAX theaters, with a flat screen, were introduced in 1970, while IMAX Dome theaters, which are designed for tilted dome screens, were introduced in 1973. There have been several significant proprietary and patented enhancements to these systems since their introduction.
     IMAX 3D GT and IMAX 3D SR Systems. IMAX 3D theaters utilize a flat screen 3D system, which produces realistic three-dimensional images on an IMAX screen. The Company believes that the IMAX 3D theater systems offer consumers one of the most realistic 3D experiences available today. To create the 3D effect, the audience uses either polarized or electronic glasses that separate the left-eye and right-eye images. The IMAX 3D projectors can project both 2D and 3D films, allowing theater owners the flexibility to exhibit either type of film. The Company will provide upgrades to existing theaters which have 2D IMAX theater systems, to IMAX 3D theater systems. Since the introduction of IMAX 3D technology, the Company has upgraded 18 theaters.
     In 1997, the Company launched a smaller IMAX 3D system called IMAX 3D SR, a patented theater system configuration that combines a proprietary theater design, a more automated projector and specialized sound system components to replicate the experience of a larger IMAX 3D theater in a smaller space.

IMAX CORPORATION
Item 1. Business (cont’d)
PRODUCT LINES (cont’d)
IMAX Theater Systems (cont’d)
     IMAX MPX. In 2003, the Company launched its new large-format theater system designed specifically for use in multiplex theaters. Known as IMAX MPX, this system projects 15/70-format film onto screens which are curved and tilted forward to further immerse the audience. An IMAX MPX theater system utilizes the Company’s next generation proprietary digital sound system components, capable of multi-channel uncompressed studio quality digital audio. The projector is capable of playing both 2D and 3D films, and installs into a standard 35mm projection booth. The IMAX MPX system can be installed as part of a newly-constructed multiplex, as an add-on to an existing multiplex or as a retrofit of one or two existing stadium seat auditoriums within a multiplex. With lower capital and operating costs, the IMAX MPX is designed to improve a multiplex owner’s financial returns and allow for the installation of IMAX theater systems in markets that might previously not have been able to support one. The Company has signed 84 agreements for IMAX MPX theater systems since its introduction, nine of which were installed in 2006. Five of the 84 signed agreements were for conditional deals where the conditions have since lapsed.
     IMAX Digital. The Company is in the process of developing a digitally-based IMAX projector designed to deliver 2D and 3D presentations with the high image quality and immersiveness that are consistent with the IMAX brand, without the need for analog prints. The Company holds numerous digital patents and relationships with key manufacturers and suppliers in digital technology. The Company has patents, applications and licenses encompassing, among other things, a method for synchronizing digital data, a method of generating stereoscopic (3D) imaging data from a 2D source, a process for digitally re-mastering 35mm films into 15/70-format, a method for increasing the dynamic range and contrast of projectors, a method for invisibly seaming or superimposing images from multiple projectors and other inventions relating to digital projectors. The Company anticipates that its digital projector, which will be targeted to a large portion of its commercial theater base, will be available for production and sale by early 2009. The Company’s goal is to create a digital product that provides a differentiated experience to moviegoers that is consistent with what they have come to expect from the IMAX brand. The Company believes that transitioning from a film-based platform to a digital platform for a large portion of its customer base is compelling for a number of reasons. The savings to the studios as a result of eliminating film prints are considerable, as the typical cost of an IMAX film print ranges from $22.5 thousand per 2D print to $45 thousand per 3D print. Removing those costs will significantly increase the profit of an IMAX release for a studio which, the Company believes, provides more incentive for studios to release their films to IMAX theaters. The Company similarly believes that economics change favorably for its exhibition clients as a result of a digital transition, since lower print costs and the increased programming flexibility that digital delivery provides should allow theaters to program three to four additional IMAX DMR films per year, thereby increasing both customer choice and total box-office revenue. Finally, digital transmission allows for the opportunity to show attractive alternate programming, such as live events like the Super Bowl or World Cup, in the immersive environment of an IMAX theater.
Films
Film Production and Digital Re-mastering (IMAX DMR)
     Films produced by the Company are typically financed through third parties, whereby the Company will generally receive a film production fee in exchange for producing the film and will be a distributor of the film. The ownership rights to such films may be held by the film sponsors, the film investors and/or the Company. In the past, the Company often internally financed film production, but has moved to a model utilizing third-party funding for the large-format films it produces and distributes.
     In 2002, the Company developed technology that makes it possible for 35mm live-action film to be digitally transformed into IMAX’s 15/70-format at a cost of roughly $1.0 — $2.0 million per film. This proprietary system, known as IMAX DMR, has opened the IMAX theater network up to film releases from Hollywood’s broad library of films. In a typical IMAX DMR film arrangement, the Company will absorb its costs for the IMAX DMR re-mastering and then recoup this cost from a percentage of the gross box-office receipts of the film, which will generally range from 10-15%. The Company may also have certain distribution rights to the 15/70-format films produced using its IMAX DMR technology.

IMAX CORPORATION
Item 1. Business (cont’d)
PRODUCT LINES (cont’d)
Films (cont’d)
Film Production and Digital Re-Mastering (IMAX DMR) (cont’d)
     The IMAX DMR process involves the following:
•	scanning, at the highest resolution possible, each individual frame of the 35mm film and converting it into a digital image;

•	optimizing the image using proprietary image enhancement tools;

•	analyzing the information contained within a 35mm frame format and enhancing the digital image using techniques such as sharpening, color correction, grain removal and the elimination of unsteadiness and removal of unwanted artifacts; and

•	recording the enhanced digital image onto 15/70-format film.
     The first IMAX DMR film, Apollo 13: The IMAX Experience, produced in conjunction with Universal Pictures and Imagine Entertainment, was released in September 2002. Since the release of that film, the Company has released an additional 17 IMAX DMR films.
     The highly automated IMAX DMR system typically allows the re-mastering process to meet aggressive film production schedules. The Company is continuing to improve the length of time it takes to reformat a film with its IMAX DMR technology. Apollo 13: The IMAX Experience, released in 2002, was re-mastered in 16 weeks, while 300: The IMAX Experience, released in March 2007, was re-mastered in approximately ten days. The IMAX DMR conversion of simultaneous, or “day-and-date”, releases are done in parallel with the movie’s filming and editing, which is necessary for the simultaneous release of an IMAX DMR film with the domestic release to conventional theaters.
     The Company demonstrated its ability to convert computer generated animation to IMAX 3D with the 1999 release of Cyberworld, the 2004 release of the full length CGI feature, The Polar Express: The IMAX 3D Experience and the release of three CGI 3D features in 2005-2006. In addition, the Company has developed a proprietary technology to convert live action 2D 35mm movies to IMAX 3D films, which the Company believes can offer significant potential benefits to the Company, studios and the IMAX theater network, and which was used to convert scenes from 2D to 3D in the film Superman Returns: An IMAX 3D Experience in 2006, and Harry Potter and the Order of the Phoenix: An IMAX 3D Experience, released in July 2007.
     For IMAX DMR releases, the original soundtrack of the 35mm film is also re-mastered for IMAX’s five or six-channel digital sound system components. Unlike conventional theater sound systems, IMAX sound system components are uncompressed, full fidelity and use proprietary loudspeaker systems and surround sound that ensure every theater seat is in a good listening position.
     In 2006, the Company released seven films converted through the IMAX DMR process contemporaneously with the releases of the films to conventional 35mm theaters, and released one film, Deep Sea 3D, co-produced by the Company and made exclusively for IMAX theaters.
     On March 3, 2006, IMAX and Warner Bros. Pictures (“WB”) released Deep Sea 3D. This was shortly followed by the release on March 17, 2006 of V for Vendetta: The IMAX Experience by the Company and WB. On May 12, 2006, the Company and WB released Poseidon: The IMAX Experience. On June 28, 2006, the Company and WB released Superman Returns: An IMAX 3D Experience, an IMAX DMR version of one of the year’s top grossing Hollywood films, to the IMAX theater network. On July 28, 2006, the Company and WB released The Ant Bully: An IMAX 3D Experience. On September 29, 2006, the Company and Sony Pictures released Open Season: An IMAX 3D Experience. On November 17, 2006, the Company and WB released Happy Feet: The IMAX Experience. On December 22, 2006, the Company and Twentieth Century Fox released the IMAX DMR version of the hit film Night at the Museum to IMAX theaters.
     The Company believes that these releases have positioned IMAX theaters as a separate distribution platform for Hollywood films, similar to the type created when Hollywood studios began including the pay TV and home video media as release windows for their films.

IMAX CORPORATION
Item 1. Business (cont’d)
PRODUCT LINES (cont’d)
Films (cont’d)
Film Production and Digital Re-Mastering (IMAX DMR) (cont’d)
     In 2007, the Company has thus far released three IMAX DMR films to IMAX theaters contemporaneously with the releases of the films to conventional 35mm theaters. In March 2007, the Company and WB released 300: The IMAX Experience. In May 2007, the Company and Sony’s Columbia Pictures released Spider-Man 3: The IMAX Experience. In July 2007, the Company, in conjunction with WB, released Harry Potter and the Order of the Phoenix: An IMAX 3D Experience. This will be WB’s fifth film release based on the popular Harry Potter book series. In November 2007, the Company in conjunction with Paramount Pictures, Shangri-La Entertainment and WB will release Beowulf: An IMAX 3D Experience. The Company has announced that it will release an IMAX DMR version of The Dark Knight: The IMAX Experience, the next installment of WB’s highly-popular Batman franchise, in July 2008, and that, in conjunction with WB, it has commenced production on a third original IMAX 3D co-production for the release to IMAX theaters in 2009 of a sequel to Deep Sea 3D.
Film Distribution
     The Company is a significant distributor of 15/70-format films. The Company generally distributes films which it has produced or for which it has acquired distribution rights from independent producers. As a distributor, the Company receives a fixed fee and/or a percentage of the theater box-office receipts.
     The library of 15/70-format films includes Hollywood event films converted into 15/70-format through IMAX DMR technology, such as the 2006 (and 2007) hit Night at the Museum: The IMAX Experience, and the 2004 (and 2005) hit The Polar Express: The IMAX 3D Experience, along with general entertainment and educational films on subjects such as space, wildlife, music, history and natural wonders. The library consisted of 254 films at the end of 2006, of which the Company had distribution rights to 52 such films. 15/70-format films that have been successfully released by the Company include Deep Sea 3D, which was released by the Company and WB in March 2006 and has grossed more than $29.5 million to the end of 2006, SPACE STATION, which was released in April 2002 and has grossed over $93.2 million to the end of 2006, T-REX: Back to the Cretaceous, which was released by the Company in 1998 and has grossed over $95.0 million to the end of 2006 and Fantasia 2000: The IMAX Experience, which was released by the Company and Buena Vista Pictures Distribution, a unit of The Walt Disney Company, in 2000, and has grossed over $80.4 million to the end of 2006. 15/70-format films have significantly longer exhibition periods than conventional 35mm films and many of the films in the large-format library have remained popular for many decades including the films To Fly! (1976), Grand Canyon — The Hidden Secrets (1984) and The Dream Is Alive (1985).
Film Post-Production
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
Other
     Cameras
     The Company rents 2D and 3D 15/70-format analog cameras and provides technical and post-production services to third-party producers for a fee. The Company has developed state-of-the-art patented dual and single filmstrip 3D cameras which are among the most advanced motion picture cameras in the world and are the only 3D cameras of their kind. The IMAX 3D camera simultaneously shoots left-eye and right-eye images and its compact size allows filmmakers access to a variety of locations, such as underwater or aboard aircraft. The Company maintains cameras and other film equipment to support third-party producers and also offers production advice and technical assistance to filmmakers.

IMAX CORPORATION
Item 1. Business (cont’d)
MARKETING AND CUSTOMERS
     The Company markets its theater systems through a direct sales force and marketing staff located in offices in Canada, the United States, Europe, and Asia. In addition, the Company has agreements with consultants, business brokers and real estate professionals to locate potential customers and theater sites for the Company on a commission basis.
     The commercial theater segment of the Company’s theater network is now its largest segment, with a total of 166 theaters opened as of December 31, 2006. The Company’s institutional customers include science and natural history museums, zoos, aquaria and other educational and cultural centers. The Company also sells or leases its theater systems to theme parks, tourist destination sites, fairs and expositions. At December 31, 2006, approximately 37% of all opened IMAX theaters were in locations outside of North America. The following table outlines the breakdown of the theater network by geographic location as at December 31:

	2006	2005
	Theater	Theater
	Network	Network
	Base	Base
United States	139	134
Canada	23	22
Mexico	16	13
Europe	48	47
Japan	13	14
Rest of World	45	36

Total	284	266

     For information on revenue breakdown by geographic area, see note 22 to the accompanying audited consolidated financial statements in Item 8. No one customer represents more than 5% of the Company’s opened base of theaters. The Company has no dependence upon a single customer, the loss of which would have a material adverse effect on the Company.
INDUSTRY AND COMPETITION
     The Company competes with a number of manufacturers of large-format film projectors. Most of these competitors utilize smaller film formats, including 8-perforation film frame 70mm and 10-perforation film frame 70mm formats, which the Company believes deliver an image that is inferior to The IMAX Experience. The IMAX theater network and the number of 15/70-format films to which the Company has distribution rights are substantially larger than those of its 15/70-format competitors, and IMAX DMR reformatted films are available exclusively to the IMAX theater network. The Company’s customers generally consider a number of criteria when selecting a large-format theater including quality, reputation, brand-name recognition, configuration of system components, features, price and service. The Company believes that its competitive strengths include the value of the IMAX brand name, the quality and historic up-time of IMAX theater systems, the return on investment of an IMAX theater, the number and quality of 15/70-format films that it distributes, the quality of the sound system components included with the IMAX theater, the availability of Hollywood event films to IMAX theaters through IMAX DMR technology and the level of the Company’s service and maintenance and extended warranty efforts. Virtually all of the best performing large-format theaters in the world are IMAX theaters.
     In 2003, the Company introduced the IMAX MPX, a new theater system designed specifically for use in multiplex auditoriums. The IMAX MPX system is designed to reduce the capital and operating costs required to run an IMAX theater while still offering consumers the image and sound quality of The IMAX Experience.
     The motion picture industry is in the early stages of transitioning from film projection to digital projection, and the Company itself is developing a digitally-based projector. In recent years, a number of companies have introduced digital 3D projection technology and a small number of Hollywood features have been exhibited in 3D using these technologies. The Company believes that its many competitive strengths, including the IMAX® brand name, the quality and immersiveness of The IMAX Experience, its IMAX DMR technology and its patented theater geometry, significantly differentiate the Company’s 3D presentations from any other 3D presentations.

IMAX CORPORATION
Item 1. Business (cont’d)
THE IMAX BRAND
     The IMAX brand is world famous and stands for immersive family entertainment that combines stunning images of exceptional quality and clarity on screens up to one hundred feet wide and eight stories tall with the Company’s proprietary 6-channel digital sound system components and unique theater designs. The Company’s research shows that the IMAX brand is a significant factor in a consumer’s decision to go to an IMAX theater, and that movie-goers are willing to travel significantly farther and pay more to see films in IMAX’s immersive format. In addition, the Company believes that its significant brand loyalty among consumers provides it with a strong, sustainable position in the exhibition industry. The IMAX brand name cuts across geographic and demographic boundaries.
     Historically, the Company’s brand identity was grounded in its educational film presentations to families around the world. With an increasing number of IMAX theaters based in multiplexes and with a recent history of commercially successful large-format films such as The Polar Express: The IMAX 3D Experience, Harry Potter and The Goblet of Fire: The IMAX Experience, Batman Begins: The IMAX Experience, Superman Returns: An IMAX 3D Experience, Happy Feet: The IMAX Experience and Night at the Museum: The IMAX Experience, the Company is rapidly increasing its presence in commercial settings. The Company believes the strength of the IMAX brand will be an asset as it continues to establish IMAX theaters as a new and desirable release window for Hollywood films.
RESEARCH AND DEVELOPMENT
     The Company believes that it is one of the world’s leading entertainment technology companies with significant in-house proprietary expertise in digital and film based projection and sound system component design, engineering and imaging technology, particularly in 3D. The Company believes that the motion picture industry will be affected by the development of digital technologies, particularly in the areas of content creation (image capture), post-production (editing and special effects), digital re-mastering (such as IMAX DMR), distribution and display. The Company has made significant investments in digital technologies, including the development of a proprietary, patent-pending technology to digitally enhance image resolution and quality of 35mm motion picture films, the conversion of monoscopic (2D) to stereoscopic (3D) images and the creation of an IMAX digital projector prototype, and holds a number of patents, patents pending and other intellectual property rights in these areas. In addition, the Company holds numerous digital patents and relationships with key manufacturers and suppliers in digital technology. The Company is in the process of developing a digitally-based projector which would operate without the need for analog film prints. The Company anticipates that its digital projector, which will be targeted to a large portion of its commercial theater customer base, will be available for production and sale by early 2009.
     The IMAX DMR technology converts a conventional 35mm frame into its digital form at a very high resolution. The proprietary system recreates a pristine form of the original photography. The Company believes the proprietary process makes the images sharper than the original and the completed re-mastered film, now nearly 10 times larger than the original, is transferred onto the Company’s 15/70 film format. Each film’s original soundtrack is also recreated and upgraded to Company standards. Through its research and development program, the Company continues to refine and enhance the capabilities of this technology.
     A key to the performance and reliability of the IMAX projector is the Company’s unique “rolling loop” film movement. The rolling loop advances the film horizontally in a smooth, wave-like motion, which enhances the stability of the image and greatly reduces wear of the film.
     Several of the underlying technologies and resulting products and system components of the Company are covered by patents or patent applications. Other underlying technologies are available to competitors, in part because of the expiration of certain patents owned by the Company. The Company, however, has successfully obtained patent protection covering several of its significant improvements made to such technologies. The Company plans to continue to fund research and development activity in areas considered important to the Company’s continued commercial success.
     For 2006, 2005 and 2004, the Company recorded research and development expenses of $3.6 million, $3.2 million and $4.0 million, respectively.
     As of December 31, 2006, 35 of the Company’s employees were connected with research and development projects.

IMAX CORPORATION
Item 1. Business (cont’d)
MANUFACTURING AND SERVICE
Projector Component Manufacturing
     The Company assembles the projector of its large-format theater systems at its Corporate Headquarters and Technology Center in Mississauga, Canada (near Toronto). A majority of the parts and sub-assemblies for this component are purchased from outside vendors. The Company develops and designs all the key elements for the proprietary technology involved in this component. Fabrication of parts and sub-assemblies is subcontracted to a group of carefully pre-qualified suppliers. Manufacture and supply contracts are signed for the delivery of the component on an order-by-order basis. The Company has developed long-term relationships with a number of significant suppliers, and the Company believes its existing suppliers will continue to supply quality products in quantities sufficient to satisfy its needs. The Company inspects all parts and sub-assemblies, completes the final assembly and then subjects the projector to comprehensive testing individually and as a system prior to shipment. In 2006, these projectors had operating availability based on scheduled shows of approximately 99.8%.
Sound System Component Manufacturing
     The Company develops, designs and assembles the key elements of its theater sound system component. The standard IMAX theater sound system component comprises parts from a variety of sources with approximately 50% of the materials of each sound system attributable to proprietary parts provided under original equipment manufacturers agreements with outside vendors. These proprietary parts include custom loudspeaker enclosures and horns and specialized amplifiers, signal processing and control equipment. The Company inspects all parts and sub-assemblies, completes the final assembly and then subjects the sound system component to comprehensive testing individually and as a system prior to shipment.
Screen and Other Components
     The Company purchases its screen component and glasses cleaning equipment from third parties. The standard screen system component is comprised of a projection screen treated with a proprietary coating and a frame to hang the projection screen. The glasses cleaning machine is a stand-alone unit that is connected to the theater’s water and electrical supply to automate the cleaning of 3D glasses.
Maintenance and Extended Warranty Services
     The Company also provides ongoing maintenance and extended warranty services to IMAX theater systems. These arrangements are usually for a separate fee; however, the Company often includes free service in the initial year of an arrangement. The maintenance and extended warranty arrangements include service, maintenance and replacement parts for theater systems.
     To support the IMAX theater network, the Company has personnel stationed in major markets who provide periodic and emergency maintenance and extended warranty services on existing theater systems throughout the world. The Company provides various levels of maintenance and warranty services which are priced accordingly. Under full service programs, Company personnel typically visit each theater every three months to provide preventative maintenance, cleaning and inspection services and emergency visits to resolve problems and issues with the theater system. Under some arrangements, customers can elect to participate in a service partnership program whereby the Company trains a customer’s technician to carry out certain aspects of maintenance. Under such shared maintenance arrangements, the Company participates in certain of the customer’s maintenance checks each year, provides for a specified number of emergency visits and provides spare parts as necessary.
PATENTS AND TRADEMARKS
     The Company’s inventions cover various aspects of its proprietary technology and many of these inventions are protected by Letters of Patent or applications filed throughout the world, most significantly in the United States, Canada, Belgium, Japan, France, Germany and the United Kingdom. The subject matter covered by these patents, applications and other licenses encompasses theater design and geometry, electronic circuitry and mechanisms employed in film projectors and projection equipment (including 3D projection equipment), a method for synchronizing digital data, a method of generating stereoscopic (3D) imaging data from a 2D source, a process for digitally re-mastering 35mm films into 15/70-format, a method for increasing the dynamic range and contrast of projectors, a method for visibly seaming or superimposing images from multiple projectors and other inventions relating to digital projectors. The Company has been diligent in the protection of its proprietary interests.

IMAX CORPORATION
Item 1. Business (cont’d)
PATENTS AND TRADEMARKS (cont’d)
     The Company currently holds or licenses 46 patents, has 7 patents pending in the United States and has corresponding patents or filed applications in many countries throughout the world. While the Company considers its patents to be important to the overall conduct of its business, it does not consider any particular patent essential to its operations. Certain of the Company’s patents in the United States, Canada and Japan for improvements to the IMAX projection system components expire between 2009 and 2024.
     The Company owns or otherwise has rights to trademarks and trade names used in conjunction with the sale of its products, systems and services. The following trademarks are considered significant in terms of the current and contemplated operations of the Company: IMAX®, The IMAX Experience®, An IMAX Experience®, IMAX DMR®, IMAX® 3D, IMAX® Dome, IMAX MPX®, IMAX think big® and think big®. These trademarks are widely protected by registration or common law throughout the world. The Company also owns the service mark IMAX THEATRE™.
EMPLOYEES
     As of December 31, 2006, the Company had 345 employees, not including hourly employees at Company owned and operated theaters.
AVAILABLE INFORMATION
     The Company makes available free of charge its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as soon as reasonably practicable after such filings have been made with the United States Securities and Exchange Commission (the “SEC”). Reports may be obtained through the Company’s website at www.imax.com or by calling the Company’s Investor Relations Department at 212-821-0100.
Item 1A. Risk Factors
     If any of the risks described below occurs, the Company’s business, operating results and financial condition could be materially adversely affected.
     The risks described below are not the only ones the Company faces. Additional risks not presently known to the Company or that it deems immaterial, may also impair its business or operations.
RISKS RELATED TO THE RESTATEMENTS AND RELATED MATTERS
The Company is subject to ongoing informal inquiries by regulatory authorities in the U.S. and Canada and it cannot predict the timing of developments and outcomes in these matters.
     The Company is the subject of informal inquiries by the SEC and the Ontario Securities Commission (the “OSC”); these inquiries focus on the Company’s accounting policies and related matters. The Company cannot predict when these inquiries will be completed, the further timing of any other developments in connection with the inquiries, or the results or outcomes of these inquiries.
     Expenses incurred in connection with these informal inquiries (which include substantial fees of lawyers and other professional advisors) and potential obligations to indemnify officers and directors who could, at a future date, be parties to such actions, continue to adversely affect the Company’s cash position and profitability.
     The informal inquiries may adversely affect the Company’s ability to obtain, and/or increase the cost of obtaining, directors and officers’ liability insurance, which could have a material adverse affect on the Company’s business, results of operations and financial condition. It may also adversely affect the course of the pending litigation against the Company. The Company is currently defending a consolidated class-action lawsuit in the U.S. and a class-action lawsuit in Ontario (see “Legal Proceedings” in Item 3). Negative developments or outcomes in the informal inquiries could have an adverse affect on the Company’s defense of lawsuits. Finally, the SEC and/or OSC could impose sanctions and/or fines on the Company in connection with the aforementioned inquiries. The indenture governing the Company’s 9.625% Senior Notes due 2010 (the “Senior Notes”) contains a covenant requiring the timely filing of its financial statements with regulatory agencies. Although upon filing this 10-K and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, the Company will cure its default of this covenant, further changes to the Company’s accounting policies and/or additional restatements could result in the failure of the Company to meet these deadlines and cause the holders of its Senior Notes to accelerate payment. In addition, these informal investigations could divert attention of the Company’s management and other personnel for significant periods of time.

IMAX CORPORATION
Item 1A. Risk Factors (cont’d)
RISKS RELATED TO THE RESTATEMENTS AND RELATED MATTERS (cont’d)
Resolution of the Company‘s unresolved SEC and OSC staff comments and informal SEC and OSC enforcement division inquiries may result in a further change in accounting, and in particular, revenue recognition policies.
     In 2006 and 2007, the staff of the SEC and OSC sent comment letters to the Company raising questions as to the Company’s revenue recognition policies and other areas, including the Company’s recognition of theater system components at different points in time. The comments also raised questions regarding the Company’s accounting for settlement income, receivable provisions and certain transactions with Digital Projection International. In addition, the Company was asked to enhance its disclosures in this Annual Report on Form 10-K, particularly in the area of revenue recognition policies. As noted in notes 2(n) and 4 to the accompanying audited consolidated financial statements in Item 8, the Company revised its revenue recognition policy for theater systems and has restated its financial statements for prior periods to reflect the correction of revenue recognition and other errors. The Company is continuing to discuss these issues with the SEC and OSC. It is possible that such discussions could result in a further restatement of the Company’s financial statements and amendments to this report or prior Annual Reports and Quarterly Reports, filed on Form 10-K and Form 10-Q, respectively.
The Company is subject to lawsuits that could divert its resources and result in the payment of significant damages and other remedies.
     The Company’s industry is characterized by frequent claims and related litigation regarding breach of contract and related issues. The Company is subject to a number of legal proceedings and claims that arise in the ordinary course of its business. In addition, the Company is engaged as a defendant in several class action lawsuits filed by certain shareholders of the Company. The Company cannot assure that it will succeed in defending any claims, that judgments will not be entered against it with respect to any litigation or that reserves the Company may set aside will be adequate to cover any such judgments. If any of these actions or proceedings against the Company is successful, it may be subject to significant damages awards. In addition, the Company is the plaintiff in a number of lawsuits in which it seeks the recovery of substantial payments. The Company is incurring significant legal fees in prosecuting and defending its lawsuits, and it may not ultimately prevail in such lawsuits or be able to collect on such judgments if it does.
     Although the Company’s directors and officers liability insurance is deemed to provide coverage for the class-action lawsuits the Company is defending (see “Legal Proceedings” in Item 3), the damages in such lawsuits could be significant. Additionally, the defense of these claims (as with the defense or prosecution of all of the Company’s litigation) could divert the attention of the Company’s management and other personnel for significant periods of time.
     The Company has been the subject of anti-trust complaints and investigations in the past and may be sued or investigated on similar grounds in the future.

IMAX CORPORATION
Item 1A. Risk Factors (cont’d)
RISKS RELATED TO THE RESTATEMENTS AND RELATED MATTERS (cont’d)
The Company has identified a number of material weaknesses related to its internal controls over financial reporting. These material weaknesses could continue to impact the Company’s ability to report its financial results accurately and in a timely manner.
     Over the course of the year-end audit, the Company identified a number of material weaknesses in the Company’s internal control over financial reporting. In addition, management assessed the effectiveness of its internal control over financial reporting as at December 31, 2006 and concluded that its internal control over financial reporting was not effective.
     The following material weaknesses have been identified and included in the Company’s assessment:
•	the Company did not maintain adequate controls, including period-end controls, over the analysis and review of revenue recognition for sales and lease transactions in accordance with U.S. GAAP;

•	the Company did not maintain effective controls, including period-end controls, over accounting for film transactions in accordance with U.S. GAAP;

•	the Company did not maintain effective controls, including period-end controls, over the accounting for contract origination costs in accordance with U.S. GAAP;

•	the Company did not maintain adequate controls over the complete and accurate recording of postretirement benefits other than pensions in accordance with U.S. GAAP;

•	the Company did not maintain effective controls over the intraperiod allocation of the provision for income taxes in accordance with U.S. GAAP;

•	the Company did not maintain adequate controls over the lines of communication between operational departments and the Finance Department related to revenue recognition for sales and lease transactions; and

•	the Company did not maintain adequate controls over the timely communication between departments of information relating to developing issues that may impact the Company’s financial reporting.
     After considering these weaknesses, the Company’s Co-Chief Executive Officers (“Co-CEOs”) and Chief Financial Officer (“CFO”) have also concluded that the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports the Company submits is recorded, processed, summarized and reported appropriately.
     The Company is in the process of implementing remedial measures and compensating procedures to address these material weaknesses. These material weaknesses, if left unaddressed, could result in accounting errors such as those underlying this restatement, which could adversely impact the accuracy and timing of future reports and filings the Company makes with the SEC and OSC. In addition, the Company expects that implementation of remedial measures and full remediation of its material weaknesses, internal control over financial reporting and its disclosure controls and procedures will take time given a need to implement one comprehensive remediation plan with a well defined set of objectives and agreed upon timelines. The Company expects that its management will continue to devote significant time to the remedial measures necessary to improve its process and procedures, which could be time consuming and may disrupt the Company’s business.
Continued negative publicity has affected and may continue to adversely affect the Company’s business and the market price of its publicly traded common shares.
     The Company has been the subject of continuing negative publicity in part as a result of the ongoing informal SEC and OSC inquiries and its delay in filing financial statements, which included a restatement of prior results. This delay additionally caused Company management to be subject to a cease trade order imposed by Canadian provincial securities regulators, and resulted in the Company receiving delisting notices from the Nasdaq, although the Nasdaq subsequently granted the Company an extension of time to come in compliance with exchange listing requirements and the Company expects both the U.S. and Canadian trading issues to be resolved due to its filing this annual report and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007. The negative publicity the Company has received has contributed to declines in the prices of its publicly traded common shares. In addition, this negative publicity has and may continue to have an effect on the terms under which some customers and suppliers are willing to continue to do business with the Company and could adversely affect its financial performance or financial condition. Continuing negative publicity could continue to have an adverse effect on the business and the market price of the Company’s publicly traded securities.

IMAX CORPORATION
Item 1A. Risk Factors (cont’d)
RISKS RELATED TO THE COMPANY’S FINANCIAL PERFORMANCE OR CONDITION
The Company is highly leveraged, and this impairs its ability to obtain financing and limits cash flow available for its operations.
     The Company is highly leveraged. As at December 31, 2006, its total long-term indebtedness was $160.0 million. At December 31, 2006, the Company’s shareholders’ deficit was $52.1 million. The Company’s high leverage has important possible consequences. It may:
•	make it more difficult for the Company to satisfy its financial obligations;

•	limit its ability to obtain additional financing for working capital, capital expenditures (such as joint revenue sharing arrangements), acquisitions or general corporate purposes;

•	require the Company to dedicate all or a substantial portion of its cash flow from operations to the payment of principal and interest on its indebtedness, resulting in less cash available for its operations and other purposes;

•	impede the Company’s research and development initiatives, including its development of a digitally-based projector;

•	limit its ability to rapidly adjust to changing market conditions; and

•	increase its vulnerability to downturns in its business or in general economic conditions.
     The Company’s ability to satisfy its obligations and to reduce its total debt depends on its future operating performance. The Company’s future operating performance is subject to many factors, including economic, financial and competitive factors, which may be beyond its control. As a result, it may not be able to generate sufficient cash flow, and future financings may not be available to provide sufficient net proceeds, to meet these obligations or to execute its business strategy successfully.
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
     The Company’s ability to make payments on and to refinance its indebtedness and to fund its operations, working capital and capital expenditures, depends on its ability to generate cash in the future. The Company’s cash flow is subject to general economic, industry, financial, competitive, technological, operating, regulatory and other factors, many of which are beyond its control. The Company’s business may not generate cash flow in an amount sufficient to enable it to repay its indebtedness or to fund its other liquidity needs.

IMAX CORPORATION
Item 1A. Risk Factors (cont’d)
RISKS RELATED TO THE COMPANY’S FINANCIAL PERFORMANCE OR CONDITION (cont’d)
The agreements governing the Company’s indebtedness contain significant restrictions that limit its operating and financial flexibility.
     The indenture governing the Company’s indebtedness including the agreement governing its credit facility contains covenants that, among other things, limit its ability to:
•	incur additional indebtedness;

•	pay dividends and make distributions;

•	repurchase stock;

•	make certain investments;

•	transfer or sell assets;

•	create liens;

•	enter into transactions with affiliates;

•	issue or sell stock of subsidiaries;

•	create dividend or other payment restrictions affecting restricted subsidiaries; and

•	merge, consolidate, amalgamate or sell all or substantially all of its assets to another person.
     In addition, the Company’s agreement governing its credit facility contains a covenant requiring the Company to maintain a certain level of adjusted earnings before interest, taxes, depreciation and amortization and other defined adjustments over the prior twelve months for two consecutive quarters. All of these covenants and restrictions may limit the Company’s ability to execute its business strategy. Moreover, if operating results fall below current levels, the Company may be unable to comply with these covenants. If that occurs, the Company’s credit facility lender could demand re-payment of any outstanding indebtedness. In addition, under the terms of the Credit Facility, the Company has to comply with several reporting requirements including the delivery of audited consolidated financial statements within 120 days of the end of the fiscal year.
     In March 2007, the Company delayed the filing of its Annual Report on Form 10-K for the year ended December 31, 2006 beyond the filing deadline in order to restate financial statements for certain periods during the fiscal years 2002 — 2006. On March 27, 2007, the Credit Facility lender waived the requirement for the company to deliver audited consolidated financial statements within 120 days of the fiscal year ended December 31, 2006, provided such statements and documents were delivered on or before June 30, 2007. On June 27, 2007, the Credit Facility lender agreed that an event of default would not be deemed to have occurred unless the Company’s 10-K filing does not occur by July 31, 2007 or upon the occurrence and continuance of an event of default under the Company’s Indenture governing its Senior Notes which, has not been cured within the applicable grace period.
     The Company’s agreements governing its senior note indebtedness contain a covenant requiring the timely filing of its quarterly and annual results with regulatory agencies. Failure to meet these deadlines could result in holders of the Senior Notes demanding payment. The filing delay of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 resulted in the Company being in default of a financial reporting covenant under the indenture dated as of December 4, 2003, and as thereafter amended and supplemented, governing the Company’s Senior Notes due 2010 (the “Indenture”).
     On April 16, 2007 the Company completed a consent solicitation, receiving consents from holders of approximate 60% aggregate principal amount of the Senior Notes (the “Consenting Holders”) to execute a ninth supplemental indenture (the “Supplemental Indenture”) to the Indenture with the Guarantors named therein and U.S. Bank National Association. The Supplemental Indenture waived any defaults existing at such time arising from a failure by the Company to comply with the Indenture’s reporting covenant requiring that annual and quarterly financial statements are filed with the trustee within 15 days of the required public company filing deadlines, and extended until May 31, 2007, or at the Company’s election until June 30, 2007 (the “Covenant Reversion Date”), the date by which the Company’s failure to comply with the reporting covenant shall constitute a default, or be the basis for an event of default under the Indenture. The Company paid consent fees of $1.0 million to the Consenting Holders. On May 30, 2007, the Company provided notice to the holders of the Senior Notes of its election to extend the Covenant Reversion Date to June 30, 2007. The Company paid additional consent fees of $0.5 million to the Consenting Holders. Because the Company did not file its Annual Report on Form 10-K for the year ended December 31, 2006 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 by June 30, 2007, it was in default of the reporting covenant under the Indenture on July 1, 2007, and received notice of such default on July 2, 2007. The Company will cure such default under the Indenture, which provides for a 30-day cure period for defaults under the reporting covenant, by filing this 10-K and the first quarter 2007 10-Q by the end of the 30-day cure period.

IMAX CORPORATION
Item 1A. Risk Factors (cont’d)
RISKS RELATED TO THE COMPANY’S FINANCIAL PERFORMANCE OR CONDITION (cont’d)
Certain bankruptcy and insolvency laws may impair a creditor’s ability to enforce remedies in an insolvency.
     The Company is incorporated under the laws of Canada, and substantially all of its assets are located in Canada. Under bankruptcy laws in the United States, courts typically have jurisdiction over a debtor’s property, wherever located, including property situated in other countries. There can be no assurance, however, that courts outside the United States would recognize the U.S. bankruptcy court’s jurisdiction. Accordingly, difficulties may arise in administering a U.S. bankruptcy case involving a Canadian company like the Company with property located outside the United States, and any orders or judgments of a bankruptcy court in the United States may not be enforceable in Canada against the Company.
     The rights of a creditor to enforce remedies may be significantly impaired by the restructuring provisions of applicable Canadian federal bankruptcy, insolvency and other restructuring legislation if the benefit of such legislation is sought with respect to the Company. For example, both the Bankruptcy and Insolvency Act (Canada) and the Companies’ Creditors Arrangement Act (Canada) contain provisions enabling an “insolvent person” to obtain a stay of proceeding as against its creditors and others and to prepare and file a proposal for consideration by all or some of its creditors to be voted on by the various classes of its creditors. Moreover, this legislation permits, in certain circumstances, an insolvent debtor to retain possession and administration of its property, even though it may be in default under the applicable debt instrument.
The Company’s stock price has historically been volatile and further declines in market price may negatively impact its ability to raise capital, issue debt, and retain employees.
     The stock markets have experienced extreme price fluctuations that have affected the market price and trading volumes of many technology companies in particular, with potential consequential negative effects on the trading of securities of those companies. A major decline in the capital markets generally, or an adjustment in the market price or trading volumes of the Company’s publicly traded securities, may negatively impact its ability to raise capital, issue debt, secure customer business or retain employees. These factors, as well as general economic and geopolitical conditions, may have a material adverse effect on the market price of the Company’s publicly traded securities.
The Company’s theater system revenue can vary significantly from its cash flows under theater system sales or lease agreements.
     The Company’s theater systems revenue can vary significantly from the associated cash flows. The Company generally provides financing to customers for theater systems on a long-term basis through long-term leases or notes receivables. The terms of leases or notes receivable are typically 10 to 20 years. The Company’s agreements typically provide for three major sources of cash flow related to theater systems:
•	initial fees, which are paid in installments generally commencing upon the signing of the agreement until installation of the theater systems;

•	ongoing fees, which are paid monthly after all theater systems have been installed and are generally equal to the greater of a fixed minimum amount per annum and a percentage of box-office receipts; and

•	ongoing annual maintenance and extended warranty fees, which are generally payable commencing in the second year of theater operations.
     Initial fees generally make up a majority of cash received for a theater arrangement.
     For sales and sales-type leases, the revenue recorded is generally equal to the sum of initial fees and the present value of minimum ongoing fees due under the agreement. Cash received from initial fees in advance of meeting the revenue recognition criteria for the theater systems is recorded as deferred revenue. Contingent fees are recognized as they are reported by the theaters after annual minimum fixed fees are exceeded.
     Leases that do not transfer substantially all of the benefits and risks of ownership to the customer are classified as operating leases. For these leases, initial fees and minimum fixed ongoing fees are recognized as revenue on a straight-line basis over the lease term. Contingent fees are recognized as they are reported by the theaters after annual minimum fixed fees are exceeded.

IMAX CORPORATION
Item 1A. Risk Factors (cont’d)
RISKS RELATED TO THE COMPANY’S BUSINESS
There is collection risk associated with sale or lease arrangement payments to be received over the terms of the Company’s theater system agreements.
     The Company is dependent in part on the viability of its customers for collections under long-term lease or sales financing arrangements. The Company cannot assure that exhibitors or other operators will not experience financial difficulties in the future. The Company may not collect all of its contracted future payments under either lease or sales financing arrangements. The Company’s revenue can vary significantly from its cash flows under theater systems sale or lease agreements, and there is collection risk associated with future payments to be received over the terms of its arrangements.
The Company may not convert all of its backlog into revenue and cash flows.
     The Company lists signed contracts for theater systems sales or sales-type leases for which revenue has not been recognized as sales backlog prior to the time of revenue recognition. Sales backlog represents the total value of all signed theater system sale or lease agreements that are expected to be recognized as revenue in the future and includes initial fees along with the present value of fixed minimum ongoing fees due over the term, but excludes contingent fees in excess of fixed minimum ongoing fees that might be received in the future and maintenance and extended warranty fees. Notwithstanding the legal obligation to do so, all of the Company’s customers with which it has signed contracts may not accept delivery of theater systems that are included in the Company’s backlog. This could adversely affect the Company’s future revenues and cash flows. In addition, customers with theater system obligations in backlog sometimes request that the Company agree to modify or reduce such obligations. The Company has in the past, under certain circumstances, restructured backlog obligations of certain customers.
The Company depends on commercial movie exhibitors to purchase or lease its IMAX theater systems and to provide additional revenues and venues in which to exhibit its IMAX DMR films.
     A number of the Company’s commercial exhibition customers emerged from bankruptcy protection in recent years. The Company is unable to predict if or when they or other exhibitors will purchase or lease or continue to purchase or lease IMAX theater systems from the Company or whether other commercial movie exhibitors will experience significant financial difficulties in the future. If exhibitors choose to reduce their levels of expansion or decide not to purchase or lease IMAX theater systems for their existing or new theaters, the Company’s revenues would not increase at an anticipated rate and motion picture studios may be less willing to reformat Hollywood 35mm films into the Company’s 15/70 film format for exhibition in commercial IMAX theaters. As a result, the Company’s future revenues and cash flows could be adversely affected.

IMAX CORPORATION
Item 1A. Risk Factors (cont’d)
RISKS RELATED TO THE COMPANY’S BUSINESS (cont’d)
The Company’s operating results and cash flow can vary substantially from quarter to quarter and could increase the volatility of its share price.
     The Company’s operating results and cash flow can fluctuate substantially from quarter to quarter. In particular, fluctuations in theater system installations can materially affect operating results. Factors that have affected the Company’s operating results and cash flow in the past, and are likely to affect its operating results and cash flow in the future include, among other things:
•	the timing of signing and installation of new theater systems;

•	demand for, and acceptance of, its products and services;

•	revenue recognition of sales and sales-type leases;

•	classification of leases as sales-type versus operating leases;

•	volume of orders received and that can be fulfilled in the quarter;

•	the level of its sales backlog;

•	the timing and commercial success of films produced and distributed by the Company and others;

•	the signing of film distribution agreements;

•	the financial performance of IMAX theaters operated by the Company’s customers and by the Company;

•	the financial difficulties, including bankruptcies, faced by customers, particularly customers in the commercial exhibition industry;

•	the magnitude and timing of spending in relation to the Company’s research and development efforts; and

•	the number and timing of joint revenue sharing arrangement installations, related capital expenditures and timing of related cash receipts.
     Most of the Company’s operating expenses are fixed in the short term. The Company may be unable to rapidly adjust its spending to compensate for any unexpected sales shortfall, which would harm quarterly operating results. The results of any quarterly period are not necessarily indicative of its results for any other quarter or for a full fiscal year.
The Company may not be able to generate profits in the future.
     The Company may not be able to generate profits in any future period. If the Company does not generate profits in future periods, it may be unable to finance the operations of its business or meet its debt obligations.
The success of the IMAX theater network is directly related to the availability and success of 15/70-format films, particularly IMAX DMR films.
     An important factor affecting the growth and success of the IMAX theater network is the availability of 15/70-format films. The Company produces only a small number of 15/70-format films and, as a result, the Company relies principally on 15/70-format films produced by third party filmmakers and studios, particularly Hollywood features converted from 35mm format using the Company’s IMAX DMR technology. There are no guarantees that these filmmakers and studios will continue to release 15/70 or IMAX DMR films, or that the 15/70-format films they produce will be commercially successful.
The Company’s revenues from existing customers are derived in part from financial reporting provided by its customers, which may be inaccurate or incomplete, resulting in lost or delayed revenues.
     A portion of the Company’s payments under lease or sales arrangements and its film license fees are based upon financial reporting provided by its customers. If such reporting is inaccurate, incomplete or withheld, the Company’s ability to invoice and receive the proper amount from its customers in a timely fashion will be impaired. The Company’s contractual audits of IMAX theaters may not rectify payments lost or delayed as a result of customers not fulfilling their contractual requirements with respect to financial reporting.

IMAX CORPORATION
Item 1A. Risk Factors (cont’d)
RISKS RELATED TO THE COMPANY’S BUSINESS (cont’d)
The Company conducts business internationally which exposes it to uncertainties and risks that could negatively affect its operations and sales.
     A significant portion of the Company’s sales are made to customers located outside the United States and Canada. Approximately 36%, 42% and 41% of its revenues were derived outside of the United States and Canada in 2006, 2005 and 2004, respectively. The Company expects its international operations to continue to account for a significant portion of its revenues in the future and plan to expand into new markets in the future. The Company does not have significant experience in operating in certain foreign countries and are subject to the risks associated with operating in those countries. The Company currently has theater systems arrangements projected in countries where economies have been unstable in recent years. The economies of other foreign countries important to the Company’s operations could also suffer slower economic growth or instability in the future. The following are among the risks that could negatively affect the Company’s operations and sales in foreign markets:
•	new restrictions on access to markets;

•	unusual or burdensome foreign laws or regulatory requirements or unexpected changes to those laws or requirements;

•	fluctuations in the value of foreign currency versus the U.S. dollar and potential currency devaluations;

•	new tariffs, trade protection measures, import or export licensing requirements, trade embargoes and other trade barriers;

•	imposition of foreign exchange controls in such foreign jurisdictions;

•	dependence on foreign distributors and their sales channels;

•	difficulties in staffing and managing foreign operations;

•	adverse changes in monetary and/or tax policies;

•	poor recognition of intellectual property rights;

•	inflation;

•	requirements to provide performance bonds and letters of credit to international customers to secure system component deliveries; and

•	political, economic and social instability in foreign countries.
The Company faces risks in connection with the continued expansion of its business in China and other parts of Asia.
     The first IMAX theater system in a theater in China was installed in December 2001 and 17 additional IMAX theater systems are scheduled to be installed in China by 2009. China is now the Company’s second largest market. However, the geopolitical instability of the region comprising China, Taiwan, North Korea and South Korea could result in economic embargoes, disruptions in shipping or even military hostilities, which could interfere with both the fulfillment of the Company’s existing contracts and its pursuit of additional contracts in China.

IMAX CORPORATION
Item 1A. Risk Factors (cont’d)
RISKS RELATED TO THE COMPANY’S BUSINESS (cont’d)
The introduction of new products and technologies and changes in the way the Company’s competitors operate could harm the Company’s business.
     The out-of-home entertainment industry is very competitive, and the Company faces a number of challenges. The Company competes with other large-format film projector manufacturers as well as, less directly, conventional motion picture exhibitors. In addition to existing competitors, the Company may also face competition in the future from companies in the entertainment industry with new technologies and/or substantially greater capital resources. The Company also faces competition from a number of alternative motion picture distribution channels such as home video, pay-per-view, video-on-demand, DVD, and syndicated and broadcast television. The Company also competes for the public’s leisure time and disposable income with other forms of entertainment, including sporting events, concerts, live theater and restaurants.
     Furthermore, the out-of-home entertainment industry in general is undergoing significant changes. Primarily due to technological developments and changing consumer tastes, numerous companies are developing, and are expected to continue to develop, new entertainment products for the out-of-home entertainment industry, which may compete directly with the Company’s products. Competitors may design products which are more attractive to the consumer and/or more cost effective than the Company’s and may make its products less competitive. The products that the Company is currently developing may never be attractive to consumers or be competitive. As a result of this competition, the Company could lose market share as demand for its products declines, which could seriously harm its business and operating results.
     The motion picture exhibition industry is in the early stages of conversion from film based media to electronic based media. The Company is similarly developing a digital projector that can be utilized in IMAX theaters, and is expected to be available for production and sale by early 2009. There are no guarantees this product will be successful (see below).
There is a technology risk associated with the Company’s development of a digitally-based projector.
     The Company is in the process of developing a digital projector that will ultimately supplant and replace its film-based projector for a large portion of its commercial theater customer base. There are numerous risks associated with this transition. The Company may fail to develop a digital projector that meets its high standards for image quality, resulting in the need for additional research and development to develop a projector that does. The digital projector developed by the Company may not be attractive to consumers or be competitive. Competitors may design digitally-based projectors which are more attractive to the consumer, available earlier than the Company’s and/or more cost effective than the Company’s, and may make the Company’s film and/or digital projectors less competitive. As a result of this competition, the Company could lose market share as demand for its products declines, which could seriously harm its business and operating results. In addition, the need for additional research and development and/or for capital to finance replacement of certain theater systems and associated conversion costs could require the Company to raise additional capital, which capital may not be available to the Company on attractive terms, or at all. In addition, as the roll-out of the Company’s digital projectors approaches, prospective customers may delay their purchase or lease of film-based projectors, which could have a material adverse effect on the Company’s financial position and results of operations. Finally, the Company’s theater system arrangements are increasingly including provisions allowing for customer to upgrade from film-based systems to digital systems, when available. The accounting impact of such provisions may include the deferral of some or all of the revenue (though not the cash) associated with the arrangement beyond the point of the full installation and customer acceptance of the film-based system. Such deferral could result in a significant increase in the Company’s deferred revenue accounts and a significant decrease in the Company’s reported profits prior to the delivery of the digital upgrade. The Company currently expects that its digital projectors will become available by early 2009.
An economic downturn could materially affect the Company’s business by reducing demand for IMAX theater systems and revenue generated from box-office sales.
     The Company depends on the sale and lease of IMAX theater systems to commercial movie exhibitors to generate a significant portion of its revenues. Most of the Company’s agreements provide for additional revenues based on a percentage of theater box-office receipts when attendance at an IMAX theater exceeds a minimum threshold. The Company’s joint revenue sharing arrangements provide it with a portion of the box-office from the customer’s IMAX theaters. Commercial movie exhibitors generate revenues from consumer attendance at their theaters, which are subject to general political, social and economic conditions and the willingness of consumers to spend discretionary money at movie theaters. If there is a prolonged economic downturn, commercial movie exhibitors could be less willing to invest capital in new theaters resulting in a decline in demand for new IMAX theater systems. In addition, any decline in attendance at commercial IMAX theaters will reduce the additional revenues the Company generates from a percentage of theater box-office receipts or under its joint revenue sharing arrangements. Institutional exhibitors may also experience a decline in attendance given general political, social and economic conditions, which may result in reduced revenues generated from receipts attributed to IMAX theaters at such institutions and reduced film license fees.

IMAX CORPORATION
Item 1A. Risk Factors (cont’d)
RISKS RELATED TO THE COMPANY’S BUSINESS (cont’d)
The Company may experience adverse effects due to exchange rate fluctuations.
     A substantial portion of the Company’s revenues are denominated in U.S. dollars, while a substantial portion of its expenses are denominated in Canadian dollars. The Company also generates revenues in Euros and Japanese Yen. The Company may enter into forward contracts to hedge its exposure to exchange rate fluctuations. However, the Company’s strategy may not be successful in reducing its exposure to these fluctuations. Any material increase in the value of the Canadian dollar in relation to the U.S. dollar compared to historic levels could have a material adverse effect on its operating results.
The Company is subject to impairment losses on its film assets.
     The Company amortizes its film assets, including IMAX DMR costs capitalized, using the individual film forecast method, whereby the costs of film assets are amortized and participation costs are accrued for each film in the ratio of revenues earned in the current period to management’s estimate of total revenues ultimately expected to be received for that title. Management regularly reviews, and revises when necessary, its estimates of ultimate revenues on a title-by-title basis, which may result in a change in the rate of amortization of the film assets and write-downs or impairments to film assets. Results of operations in future years depend upon the amortization of the Company’s film assets and may be significantly affected by periodic adjustments in amortization rates.
If the Company’s goodwill or long lived assets become impaired the Company may be required to record a significant charge to earnings.
     Under U.S. GAAP, the Company reviews its long lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment annually or when events or changes in circumstances indicate an impairment test is required. Factors that may be considered a change in circumstances include (but are not limited to) a decline in stock price and market capitalization, future cash flows, and slower growth rates in the Company’s industry. The Company may be required to record a significant charge to earnings in its financial statements during the period in which any impairment of its goodwill or long lived assets is determined.
Changes in accounting and changes in management’s estimates may affect the Company’s reported earnings and operating income.
     U.S. GAAP and accompanying accounting pronouncements, implementation guidelines and interpretations for many aspects of the Company’s business, such as revenue recognition, film accounting, accounting for pensions, accounting for income taxes, and treatment of goodwill or long lived assets, are highly complex and involve many subjective judgments. Changes in these rules, their interpretation, management’s estimates, or changes in the Company’s products or business could significantly change its reported future earnings and operating income and could add significant volatility to those measures, without a comparable underlying change in cash flow from operations. See “Critical Accounting Policies” in Item 7.
The Company relies on its key personnel, and the loss of one or more of those personnel could harm its ability to carry out its business strategy.
     The Company’s operations and prospects depend in large part on the performance and continued service of its senior management team. The Company may not find qualified replacements for any of these individuals if their services are no longer available. The loss of the services of one or more members of the Company’s senior management team could adversely affect its ability to effectively pursue its business strategy.

IMAX CORPORATION
Item 1A. Risk Factors (cont’d)
RISKS RELATED TO THE COMPANY’S BUSINESS (cont’d)
The Company’s ability to adequately protect its intellectual property is limited, and competitors may misappropriate its technology, which could weaken its competitive position.
     The Company depends on its proprietary knowledge regarding IMAX theater systems and film technology. The Company relies principally upon a combination of copyright, trademark, patent and trade secret laws, restrictions on disclosures and contractual provisions to protect its proprietary and intellectual property rights. These laws and procedures may not be adequate to prevent unauthorized parties from attempting to copy or otherwise obtain the Company’s processes and technology or deter others from developing similar processes or technology, which could weaken the Company’s competitive position. The protection provided to the Company’s proprietary technology by the laws of foreign jurisdictions may not protect it as fully as the laws of Canada or the United States. Some of the underlying technologies of the Company’s products and system components are not covered by patents or patent applications.
     The Company has patents issued and patent applications pending, including those covering its digital projector and digital conversion technology. The Company’s patents are filed in the United States often with corresponding patents or filed applications in other jurisdictions, such as Canada, Belgium, Japan, France, Germany and the United Kingdom. The patents may not be issued or provide the Company with any competitive advantages. The patent applications may also be challenged by third parties. Several of the Company’s issued patents in the United States, Canada and Japan for improvements to IMAX projectors, IMAX 3D Dome and sound system components expire between 2009 and 2024. Any claims or litigation initiated by the Company to protect its proprietary technology could be time consuming, costly and divert the attention of its technical and management resources.
Because the Company is incorporated in Canada, it may be difficult for plaintiffs to enforce against the Company liabilities based solely upon U.S. federal securities laws.
     The Company is incorporated under the federal laws of Canada, some of its directors and officers are residents of Canada and a substantial portion of its assets and the assets of such directors and officers are located outside the United States. As a result, it may be difficult for United States’ plaintiffs to effect service within the United States upon those directors or officers who are not residents of the United States, or to realize against them or the Company in the United States upon judgments of courts of the United States predicated upon the civil liability under the United States federal securities laws. In addition, it may be difficult for plaintiffs to bring an original action outside of the United States against the Company to enforce liabilities based solely on U.S. federal securities laws.
Item 1B. Unresolved Staff Comments
     The Company received comments from the Staff of the Division of Corporation Finance of the SEC in a letter dated September 20, 2006 with respect to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. The Company responded to these comments in December 2006. In a letter dated February 12, 2007, the SEC sent the Company additional comments, particularly in the area of its revenue recognition policies and disclosures. The Company responded to the majority of these comments in letters dated June 20, 2007 and July 2, 2007. The Company has also received comments from the OSC dated November 20, 2006, to which the Company responded on January 19, 2007. The Company has received further comments from the OSC relating to the Company’s revenue recognition policies and disclosures in letters dated February 27, 2007, April 9, 2007 and June 27, 2007. The Company has not yet responded to these comments. The Company has considered the SEC and OSC comments in the preparation of this annual report. As discussed in “Risk Factors” in Item 1A, the Company continues to discuss these areas with the SEC and OSC. It is possible further comments may arise as a result of these discussions.

IMAX CORPORATION
Item 2. Properties
     The Company’s principal executive offices are located in Mississauga, Ontario, Canada, New York, New York and Santa Monica, California. The Company’s principal facilities are as follows:

	Operation	Own/Lease	Expiration
Mississauga, Ontario(1)	Headquarters, Administrative, Assembly and Research and Development	Own	N/A
New York, New York	Executive	Lease	2014
Santa Monica, California	Sales, Marketing, Film Production and Post-Production	Lease	2012
Shanghai, China	Sales and Marketing	Lease	2009
Tokyo, Japan	Sales, Marketing, Maintenance and Theater Design	Lease	2008

(1)	This facility is subject to a charge in favor of Wachovia Capital Finance Corporation (Canada) in connection with a secured revolving credit facility (see note 14 to the accompanying audited consolidated financial statements in Item 8).
Item 3. Legal Proceedings
     In March 2005, the Company, together with Three-Dimensional Media Group, Ltd. (“3DMG”), filed a complaint in the U.S. District Court for the Central District of California, Western Division, against In-Three, Inc. (“In-Three”) alleging patent infringement. On March 10, 2006, the Company and In-Three entered into a settlement agreement settling the dispute between the Company and In-Three. On June 12, 2006, the U.S. District Court for the Central District of California, Western Division, entered a stay in the proceedings against In-Three pending the arbitration of disputes between the Company and 3DMG. Arbitration was initiated by the Company against 3DMG on May 15, 2006 before the International Centre for Dispute Resolution in New York, alleging breaches of the license and consulting agreements between the Company and 3DMG. On June 15, 2006, 3DMG filed an answer denying any breaches and asserting counterclaims that the Company breached the parties’ license agreement. On June 21, 2007, the Arbitration Panel unanimously denied 3DMG’s Motion for Summary Judgment filed on April 11, 2007 concerning the Company’s claims and 3DMG’s counterclaims. An evidentiary hearing on liability issues has been set for September 2007 with further proceedings on damages issues to be scheduled if and when necessary. The Company will continue to pursue its claims vigorously and believes that all allegations made by 3DMG are without merit. The Company further believes that the amount of loss, if any, suffered in connection with the counterclaims would not have a material impact on the financial position or operations of the Company, although no assurance can be given with respect to the ultimate outcome of the arbitration.
     In January 2004, the Company and IMAX Theater Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages of approximately $3.7 million before the International Court of Arbitration of the International Chambers of Commerce (the “ICC”) with respect to the breach by Electronic Media Limited (“EML”) of its December 2000 agreement with the Company. In June 2004, the Company commenced a related arbitration before the ICC against EML’s affiliate, E-CITI Entertainment (I) PVT Limited (“E-Citi”), seeking $17.8 million in damages as a result of E-Citi’s breach of a September 2000 lease agreement. The arbitration hearing on both claims took place in November 2005. On February 1, 2006, the ICC issued an award on liability finding unanimously in the Company’s favor on all claims. The ICC hearings to determine the amount of damages to be awarded to the Company took place in July 2006, and a further hearing took place on December 2006. The ICC panel has not yet rendered its decision with respect to damages and no amount has yet been recorded for these damages.
     In June 2004, Robots of Mars, Inc. (“Robots”) initiated an arbitration proceeding against the Company in California with the American Arbitration Association pursuant to an arbitration provision in a 1994 film production agreement between Robots’ predecessor-in-interest and a subsidiary of the Company, asserting claims for breach of contract, fraud, breach of fiduciary duty and intentional interference with contract. Robots is seeking an accounting of the Company’s revenues and an award of all sums alleged to be due to Robots under the production agreement, as well as punitive damages. The Company intends to vigorously defend the arbitration proceeding and believes the amount of the loss, if any, that may be suffered in connection with this proceeding will not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of such arbitration.

IMAX CORPORATION
Item 3. Legal Proceedings (cont’d)
     The Company and certain of its officers and directors were named as defendants in eight purported class action lawsuits filed between August 11, 2006 and September 18, 2006, alleging violations of U.S. federal securities laws. These eight actions were filed in the U.S. District Court for the Southern District of New York. The lawsuits, brought on behalf of shareholders who purchased the Company’s common stock between October 28, 2004 and August 9, 2006, allege primarily that the defendants engaged in securities fraud by disseminating materially false and misleading statements during the class period regarding the Company’s revenue recognition of theater system installations, and failing to disclose material information concerning the Company’s revenue recognition practices. These lawsuits seek unspecified compensatory damages, costs, and expenses. On January 18, 2007, the Court consolidated all eight class action lawsuits and appointed Westchester Capital Management, Inc. as the lead plaintiff and Abbey Spanier Rodd Abrams & Paradis LLP as lead plaintiff’s counsel. On April 26, 2007, the lead plaintiff and the Company entered into a stipulation extending the time in which the lead plaintiff must file a consolidated amended complaint until sixty days after the Company files this Annual Report on Form 10-K. The lawsuit is at a very early stage and as a result the Company is not able to estimate a potential loss exposure. The Company believes the allegations made against it in the complaints are meritless and will vigorously defend the matter, although no assurances can be given with respect to the outcome of such proceedings. The Company’s directors and officers insurance policy provides for reimbursement for costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits.
     A class action lawsuit was filed on September 20, 2006 in the Ontario Superior Court of Justice against the Company and certain of its officers and directors, alleging violations of Canadian securities laws. This lawsuit was brought on behalf of shareholders who acquired the Company’s securities between February 17, 2006 and August 9, 2006. The lawsuit is in a very early stage and seeks unspecified compensatory and punitive damages, as well as costs and expenses. As a result, the Company is unable to estimate a potential loss exposure. The Company believes the allegations made against it in the statement of claim are meritless and will vigorously defend the matter, although no assurance can be given with respect to the ultimate outcome of such proceedings. The Company’s directors and officers insurance policy provides for reimbursement for costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits.
     On May 10, 2007, Catalyst Fund Limited Partnership II, a holder of Senior Notes, filed a complaint against the Company in the Supreme Court of the State of New York, New York County alleging common law fraud, challenging the consent solicitation through which the Company requested and obtained a waiver of any and all defaults arising from a failure to comply with the reporting covenant under the indenture governing the Senior Notes, and seeking a declaration that the consent solicitation was legally ineffective due to alleged misstatements made by the Company. The complaint further seeks a declaration that the Company has defaulted on its reporting obligations under the indenture as a result of its failure to timely file its annual and quarterly reports, and the Company’s stated expectation that it will restate certain of the financial statements it filed during the 2001 through 2006 time period. The litigation is at a preliminary stage and as a result, the Company is not able to estimate a potential loss exposure. On June 29, 2007, the Company moved to dismiss the complaint in its entirety. The Company believes the complaint is entirely without merit and intends to vigorously defend the case, although no assurances can be given with respect to the outcome of such proceedings.
     On June 19, 2007, the Ontario Superior Court of Justice granted the Company’s application to call its Annual General Meeting between June 30, 2007 and September 30, 2007.
     In addition to the matters described above, the Company is currently involved in other legal proceedings which, in the opinion of the Company’s management, will not materially affect the Company’s financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such proceedings.
Item 4. Submission of Matters to a Vote of Security Holders
     There were no matters submitted to a vote of the security holders during the quarter ended December 31, 2006.

IMAX CORPORATION
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
     The Company’s common shares are listed for trading under the trading symbol “IMAX” on the NASDAQ Global Market (“NASDAQ”). The common shares are also listed on the Toronto Stock Exchange (“TSX”) under the trading symbol “IMX”. The following table sets forth the range of high and low sales prices per share for the common shares on NASDAQ and the TSX.

	U.S. Dollars
	High	Low
NASDAQ
Year ended December 31, 2006
Fourth quarter	$5.20	$3.32
Third quarter	$10.92	$4.43
Second quarter	$10.38	$8.17
First quarter	$10.95	$7.14
Year ended December 31, 2005
Fourth quarter	$10.50	$6.98
Third quarter	$11.10	$9.00
Second quarter	$10.84	$7.62
First quarter	$12.45	$7.64

	Canadian Dollars
	High	Low
TSX
Year ended December 31, 2006
Fourth quarter	$5.90	$3.78
Third quarter	$12.50	$4.91
Second quarter	$12.10	$9.11
First quarter	$12.72	$8.27
Year ended December 31, 2005
Fourth quarter	$12.42	$8.02
Third quarter	$13.48	$10.70
Second quarter	$13.49	$9.60
First quarter	$15.49	$9.39
     As of June 30, 2007, the Company had approximately 340 registered holders of record of the Company’s common shares.
     The Company has not paid within the last three fiscal years, and has no current plans to pay, cash dividends on its common shares. The payment of dividends by the Company is subject to certain restrictions under the terms of the Company’s indebtedness (see notes 12 and 14 to the accompanying audited financial statements in Item 8 and “Liquidity and Capital Resources” in Item 7). The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

IMAX CORPORATION

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities (cont’d)
Equity Compensation Plans
     The following table sets forth information regarding the Company’s Equity Compensation Plan as of December 31, 2006:

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,100,995	$7.12	1,873,662
Equity compensation plans not approved by security holders	nil	nil	nil

Total	5,100,995	$7.12	1,873,662

Performance Graph
     The following graph compares the total cumulative shareholder return for $100 invested (assumes that all dividends were reinvested) in common shares of the Company against the cumulative total return of the NASDAQ Composite Index, the S&P/TSX Composite Index and the Bloomberg Hollywood Reporter Index on December 31, 2001 to the end of the most recently completed fiscal year.

	31-Dec-01	31-Dec-02	31-Dec-03	31-Dec-04	31-Dec-05	31-Dec-06
IMAX	100	200	391.58	408.42	349.50	186.14
Nasdaq	100	68.81	103.79	112.93	115.49	127.41
S&P/TSX Composite	100	88.26	136.75	168.07	215.39	252.69
Bloomberg Hollywood Reporter	100	75.75	103.42	105.02	97.04	103.9
CERTAIN INCOME TAX CONSIDERATIONS
United States Federal Income Tax Considerations
     The following discussion is a general summary of the material U.S. federal income tax consequences of the ownership and disposition of the common shares by a U.S. Holder (a “U.S. Holder”). A U.S. Holder generally means a holder of common shares that is an individual resident of the United States or a United States corporation. This discussion does not discuss all aspects of U.S. federal income taxation that may be relevant to investors subject to special treatment under U.S. federal income tax law (including, for example, owners of 10.0% or more of the voting shares of the Company).

IMAX CORPORATION

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities (cont’d)
CERTAIN INCOME TAX CONSIDERATIONS (cont’d)
United States Federal Income Tax Considerations (cont’d)
Distributions on Common Shares
     In general, distributions (without reduction for Canadian withholding taxes) paid by the Company with respect to the common shares will be taxed to a U.S. Holder as dividend income to the extent that such distributions do not exceed the current and accumulated earnings and profits of the Company (as determined for U.S. federal income tax purposes). Subject to certain limitations, dividends paid to non-corporate U.S. Holders may be eligible for a reduced rate of taxation as long as the Company is considered to be a “qualified foreign corporation”. A qualified foreign corporation includes a foreign corporation that is eligible for the benefits of an income tax treaty with the United States. The amount of a distribution that exceeds the earnings and profits of the Company will be treated first as a non-taxable return of capital to the extent of the U.S. Holder’s tax basis in the common shares and thereafter as taxable capital gain. Corporate holders generally will not be allowed a deduction for dividends received in respect of distributions on common shares. Subject to the limitations set forth in the U.S. Internal Revenue Code, as modified by the U.S.-Canada Income Tax Treaty, U.S. Holders may elect to claim a foreign tax credit against their U.S. federal income tax liability for Canadian income tax withheld from dividends. Alternatively, U.S. Holders may claim a deduction for such amounts of Canadian tax withheld.
Disposition of Common Shares
     Upon the sale or other disposition of common shares, a U.S. Holder generally will recognize capital gain or loss equal to the difference between the amount realized on the sale and such holder’s tax basis in the common shares. Gain or loss upon the disposition of the common shares will be long-term if, at the time of the disposition, the common shares have been held for more than one year. The deduction of capital losses is subject to limitations for U.S. federal income tax purposes.
Canadian Federal Income Tax Considerations
     This summary is applicable to a holder or prospective purchaser of common shares who is not (and is not deemed to be) resident in Canada, does not (and is not deemed to) use or hold the common shares in, or in the course of, carrying on a business in Canada, and is not an insurer that carries on an insurance business in Canada and elsewhere.
     This summary is based on the current provisions of the Income Tax Act (Canada), the regulations thereunder, all specific proposals to amend such Act and regulations publicly announced by or on behalf of the Minister of Finance (Canada) prior to the date hereof and the Company’s understanding of the administrative and assessing practices published in writing by the Canada Revenue Agency. This summary does not otherwise take into account any change in law or administrative practice, whether by judicial, governmental, legislative or administrative action, nor does it take into account provincial, territorial or foreign income tax consequences, which may vary from the Canadian federal income tax considerations described herein.
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
Dividends on Common Shares
     Canadian withholding tax at a rate of 25.0% (subject to reduction under the provisions of any relevant tax treaty) will be payable on dividends paid or credited to a holder of common shares outside of Canada. Under the Canada-U.S. Income Tax Convention (1980), the withholding tax rate is generally reduced to 15.0% for a holder entitled to the benefits of the treaty (or 5.0% if the holder is a corporation that owns at least 10.0% of the common shares).
Capital Gains and Losses
     Subject to the provisions of any relevant tax treaty, capital gains realized by a holder on the disposition or deemed disposition of common shares held as capital property will not be subject to Canadian tax unless the common shares are taxable Canadian property (as defined in the Income Tax Act (Canada)), in which case the capital gains will be subject to Canadian tax at rates which will approximate those payable by a Canadian resident. Common shares will not be taxable Canadian property to a holder provided that, at the time of the disposition or deemed disposition, the common shares are listed on a prescribed stock exchange (which currently includes the TSX) unless such holder, persons with whom such holder did not deal at arm’s length or such holder together with all such persons, owned 25.0% or more of the issued shares of any class or series of shares of the Company at any time within the 60 month period immediately preceding such time. Under the Canada-U.S. Income Tax Treaty, a holder entitled to the benefits of the treaty and to whom the common shares are taxable Canadian property will not be subject to Canadian tax on the disposition or deemed disposition of the common shares unless at the time of disposition or deemed disposition, the value of the common shares is derived principally from real property situated in Canada.

IMAX CORPORATION
Item 6. Selected Financial Data
(In thousands of U.S. dollars, except per share amounts)
     The selected financial data set forth below is derived from the consolidated financial information of the Company. The financial information has been prepared in accordance with U.S. GAAP. All financial information referred to herein is expressed in U.S. dollars unless otherwise noted.
     As explained in note 4 to the audited consolidated financial statements included in Item 8, the Company has identified certain errors related to: (a) revenue recognition, resulting from the Company’s review of its theater system arrangements over the past 5 years in response to comments received from the staff of both the SEC and OSC, which indicated insufficient analysis of various sales and lease transactions and the accounting effect of certain contractual provisions within them; and, misallocations of consideration to elements within certain multiple element arrangements; (b) capitalization of costs into inventory and films assets and amortization of film assets in accordance with Statement of Position 00-2, “Accounting by Producers or Distributors of Films” (“SOP 00-2”); (c) income tax liabilities resulting from failure to make certain tax elections on a timely basis and (d) certain other items described under Other Adjustments in this item. In addition, in the preparation of the consolidated financial statements, the Company recorded other adjustments related to prior periods’ unadjusted differences that had been deemed not to be material and adjustments related to prior periods recorded through 2002 opening retained earnings. The consolidated financial statements for the prior periods presented have been restated to reflect these error corrections under U.S. GAAP. A summary description of the more significant items resulting in the restatement are as follows:
i.	The Company’s revenue recognition policy has been revised to: a) treat the theater system equipment (including the projector, sound system, screen system and, if applicable, 3D glasses cleaning machine) and certain initial services associated with the theater system equipment as a single deliverable and as a single unit of accounting, b) require specific delivery and performance conditions be met; and c) require specific customer acceptance requirements be met. These revisions impact the timing of when the Company recognizes revenue from theater system sales and leases and resulted in revenue related to 14 transactions being moved to later years (revenue and net earnings impact of $27.1 million and $14.0 million, respectively). As a consequence, revenue and net earnings of $5.1 million and $3.0 million, respectively, related to three transactions has been deferred to be recognized in years subsequent to 2006. The most significant impact was in 2005, where revenue for 10 installations was moved to later years (revenue and net earnings impact of $17.5 million and $9.7 million, respectively). Eight installations were moved to 2006 (with a revenue and net earnings impact of $14.1 million and $7.5 million, respectively) and two installations (with a revenue and net earnings impact of $3.4 million and $2.2 million, respectively) were moved to 2007.

An additional 16 transactions (revenue and net earnings impact of $25.4 million and $14.1 million, respectively) moved between quarters in the year they were originally reported. These adjustments have been included in the restated “Quarterly Financial Data (Unaudited)” presented on page 132.

Other adjustments related to theater systems include the misallocation of consideration to elements within certain multiple element arrangements, reclassification of certain transactions from sales to sales-type leases and from sales-type leases to operating leases given remaining lien rights or non-standard contractual provisions, inappropriate deferral and allocation of revenue to elements, and improperly recognized finance income on certain transactions. These adjustments resulted in a net decrease of income of $1.9 million for the period 2002 through 2006.

ii.	Adjustments for inventory costs, film and income tax accounting and the impact of prior periods’ unadjusted differences resulted in a net decrease of income of $4.6 million for periods prior to 2006 including a net decrease of income of $0.8 million in periods prior to 2002, $3.1 million of these timing adjustments increased income in 2006 with the remaining $1.5 million to increase income in 2007 and thereafter.

IMAX CORPORATION
Item 6. Selected Financial Data (cont’d)
     For additional discussion regarding the impact of this restatement see note 4 to the accompanying audited consolidated financial statements in Item 8 and additional commentary in this Item. The summary table below presents the impact of the restatement for each of the years in the four year period ended December 31, 2005 (1):

	2005	2004	2003	2002
Net earnings (loss), as previously reported	$16,598	$10,244	$231	$11,972

Restatement items
Revenue recognition – Theater Systems	(6,802)	(1,562)	—	(2,107)
Revenue recognition – Other	901	(556)	(218)	(2,198)
Inventory costs	295	(227)	(296)	(245)
Film accounting	(2,759)	318	(12)	—
Branch level interest taxes	(298)	(276)	(234)	—
Other adjustments	(113)	(237)	16	(1,301)

	(8,776)	(2,540)	(744)	(5,851)

Net earnings (loss), as restated	$7,822	$7,704	$(513)	$6,121

(1)	The impact of the restatement adjustments to Shareholders’ Deficit as of December 31, 2001 resulted in a decrease to the deficit of $0.9 million.
     The net impact of these restatement errors related to the years 2002 to 2005 is the recognition of income of $10.6 million in 2006 and $6.4 million expected to be recognized in future periods (the majority of which is expected in 2007).

IMAX CORPORATION
Item 6. Selected Financial Data (cont’d)
     The selected financial data presented below was derived from our audited financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K except for summarized balance sheet data as of December 31, 2004, 2003, and 2002 and summarized results of operations data for the years ended December 31, 2003 and 2002.

	Years ended December 31,
	2006	2005	2004	2003	2002
		As	As	As	As
		restated(8)	restated(8)	restated	restated
Statements of Operations Data:
Revenue
Equipment and product sales	$49,466	$50,728	$44,059	$43,292	$39,286
Services	68,918	58,355	59,604	53,946	63,589
Rentals	5,344	7,316	6,257	7,352	6,895
Finance income	5,242	4,605	4,028	4,543	4,012
Other revenues(1)	300	14,318	18,393	9,492	2,380

	129,270	135,322	132,341	118,625	116,162

Costs of goods and services
Equipment and product sales	26,008	25,216	19,354	22,443	17,809
Services	48,856	43,969	45,224	40,554	45,252
Rentals	1,812	2,460	3,183	3,546	4,135
Other costs of goods sold	—	142	469	468	—

	76,676	71,787	68,230	67,011	67,196

Gross margin	52,594	63,535	64,111	51,614	48,966

Selling, general and administrative expenses	42,609	37,552	36,357	33,659	35,710
Research and development	3,615	3,224	4,034	3,794	2,362
Amortization of intangibles	602	911	719	573	1,418
Income from equity-accounted investees(2)	—	—	—	(2,496)	(283)
Receivable provisions net of (recoveries)	1,066	(1,009)	(1,488)	(2,170)	(1,467)
Restructuring costs and asset impairments(3)	1,073	13	848	742	403

Earnings from operations	3,629	22,844	23,641	17,512	10,823

Interest income	1,036	1,004	756	555	515
Interest expense	(16,759)	(16,875)	(17,071)	(15,800)	(17,814)
Gain (loss) on retirement of notes(4)	—	—	(784)	(4,910)	11,793
Recovery of long-term investments(5)	—	—	293	1,893	—

Earnings (loss) from continuing operations before income taxes	(12,094)	6,973	6,835	(750)	5,317
Recovery of (provision for) income taxes(6)	(6,218)	(1,130)	69	224	—

Net earnings (loss) from continuing operations	(18,312)	5,843	6,904	(526)	5,317
Net earnings from discontinued operations	1,425	1,979	800	195	804

Net earnings (loss) before cumulative effect of changes in accounting principles	(16,887)	7,822	7,704	(331)	6,121
Cumulative effect of changes in accounting principles, net of income tax benefit of $nil(7)	—	—	—	(182)	—

Net earnings (loss)	$(16,887)	$7,822	$7,704	$(513)	$6,121

Earnings (loss) per share:
Earnings (loss) per share – basic:
Net earnings (loss) from continuing operations	$(0.46)	$0.15	$0.18	$(0.02)	$0.16
Net earnings from discontinued operations	$0.04	$0.05	$0.02	$0.01	$0.02

Net earnings (loss)	$(0.42)	$0.20	$0.20	$(0.01)	$0.18

Earnings (loss) per share – diluted:
Net earnings (loss) from continuing operations	$(0.46)	$0.14	$0.17	$(0.02)	$0.16
Net earnings from discontinued operations	$0.04	$0.05	$0.02	$0.01	$0.02

Net earnings (loss)	$(0.42)	$0.19	$0.19	$(0.01)	$0.18

IMAX CORPORATION
Item 6. Selected Financial Data (cont’d)

(1)	The Company generally enters into theater system arrangements with customers that typically contain customer payment obligations prior to the scheduled installation of the theater systems. During the period of time between signing and theater system installations, certain customers each year are unable to, or elect not to proceed with theater system installations for a number of reasons, including business considerations, or the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the customer and/or the Company may terminate the arrangement by default or by entering into a consensual buyout. In these situations the parties are released from their future obligations under the arrangement, and the initial payments that the customer previously made to the Company are typically not refunded and recognized as revenue. In addition, since the introduction of its IMAX MPX system configuration in 2003, the Company has agreed with several customers to terminate their obligations for another theater system configuration, which were in the Company’s backlog, and agreed to acquire or lease an IMAX MPX system configuration. Included in Other Revenues for the periods 2002 through 2006 are the following types of settlement arrangements:

	2006	2005	2004	2003	2002
MPX upgrades	$300	$635	$5,223	$1,411	$—
Consensual buyouts	—	11,696	12,350	7,569	2,380
Terminations by default	—	1,987	820	512	—

	$300	$14,318	$18,393	$9,492	$2,380

(2)	In 2003, income from equity-accounted investees included a gain of $2.3 million from the release of a financial guarantee of a term loan which had been recorded previously by the Company as a liability.

(3)	In 2006, the Company recorded asset impairment charges of $1.1 million related to the impairment of assets of certain theater operations and a revision in the estimates related to the residual values of certain leased assets. Asset impairment charges amounted to less than $0.1 million, $0.8 million, $0.7 million and $0.4 million in 2005, 2004, 2003 and 2002, respectively, after the Company assessed the carrying value of certain assets.

(4)	During 2001, the Company and a wholly-owned subsidiary of the Company began purchasing and canceling a significant amount of the Company’s convertible subordinated notes due April 1, 2003 (the “Subordinated Notes”). During 2002, the Company and a wholly-owned subsidiary of the Company purchased and cancelled an aggregate of $20.5 million of the Subordinated Notes for $8.1 million, represented by $6.0 million in cash by the subsidiary and $2.1 million in common shares by the Company. The Company cancelled the purchased Subordinated Notes and recorded a gain of $11.9 million. During 2003, the Company recorded a loss of $4.9 million related to costs associated with the repurchase, retirement and refinancing of $170.8 million of the Company’s 7.875% Senior Notes due 2005 (the “Old Senior Notes”). During 2003, the Company also repaid the remaining outstanding Subordinated Notes balance of $9.1 million. During 2004, the Company recorded a loss of $0.8 million related to costs associated with the redemption of $29.2 million of the Old Senior Notes. This transaction had the effect of fully extinguishing the Old Senior Notes.

(5)	Included in 2004 is a gain of $0.4 million from the sale of its equity investment in Mainframe Entertainment, Inc. (“MFE”). During 2003, the Company entered into a settlement agreement with MFE, whereby the parties settled all of MFE’s indebtedness and obligations to the Company arising under the Company’s 6.0% Senior Secured Convertible Debenture due from MFE. The Company had recorded a gain of $1.9 million related to the final settlement. During 2004, the Company also recorded a charge of $0.1 million related to the writedown of an investment.

(6)	In 2006, the Company recorded an increase to the deferred tax valuation allowance of $6.2 million based upon the Company’s recoverability assessments of deferred tax balances carried forward from the prior year. At December 31, 2006 the Company has determined that based on the weight of available evidence, positive and negative, a full valuation allowance for the net deferred tax assets was required.

(7)	In 2003, the Company recorded a charge as a cumulative effect of change in accounting principle of $0.2 million in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

(8)	See note 4 to the accompanying audited consolidated financial statements in Item 8 for a reconciliation of amounts previously reported for 2005 and 2004 to the amounts as restated and presented on page 33.

IMAX CORPORATION
Item 6. Selected Financial Data (cont’d)
BALANCE SHEETS DATA

	As at December 31,
	2006	2005	2004	2003	2002
		As restated(2)	As restated(2)	As restated	As restated
Cash, cash equivalents, restricted cash and short-term investments (as originally reported)	$27,238	$32,495	$28,964	$52,243	$37,136
Total assets(1)	$227,041	$239,151	$231,762	$253,218	$247,139
Total long-term indebtedness	$160,000	$160,000	$160,000	$189,234	$209,143
Total shareholders’ equity (deficit)	$(52,131)	$(39,915)	$(50,472)	$(57,332)	$(108,495	)(3)

(1)	Includes the assets of discontinued operations for 2002.

(2)	See note 4 to the accompanying audited consolidated financial statements in Item 8.

(3)	Includes opening retained earnings impact for years prior to 2002 as a result of the restatement adjustments.
QUARTERLY STATEMENTS OF OPERATIONS SUPPLEMENTARY DATA (UNAUDITED)

	2006
	Q1	Q2	Q3	Q4(1)
	As restated(1)	As restated(1)	As restated(1)
Revenues	$23,265	$38,109	$30,967	$36,929
Cost of goods, services and rentals	15,288	22,421	18,707	20,260

Gross margin	$7,977	$15,688	$12,260	$16,669

Net earnings (loss) from continuing operations	$(6,038)	$1,630	$(4,713)	$(9,191)
Net earnings (loss) from discontinued operations	2,300	—	(875)	—

Net earnings (loss)	$(3,738)	$1,630	$(5,588)	$(9,191)

Net earnings (loss) per share — basic	$(0.09)	$0.04	$(0.14)	$(0.23)
Net earnings (loss) per share — diluted	$(0.09)	$0.04	$(0.14)	$(0.23)

	2005
	Q1	Q2	Q3	Q4(1)
	As restated(1)	As restated(1)	As restated(1)	As restated(1)
Revenues	$25,677	$36,814	$28,633	$44,198
Cost of goods, services and rentals	13,074	17,648	17,496	23,569

Gross margin	$12,603	$19,166	$11,137	$20,629

Net earnings (loss) from continuing operations	$(2,501)	$4,200	$(3,077)	$7,221
Net earnings from discontinued operations	240	186	360	1,193

Net earnings	$(2,261)	$4,386	$(2,717)	$8,414

Net earnings (loss) per share – basic	$(0.06)	$0.11	$(0.07)	$0.21
Net earnings (loss) per share — diluted	$(0.06)	$0.11	$(0.07)	$0.20

(1)	See the accompanying Quarterly Financial Data (Unaudited) in Item 8.

IMAX CORPORATION
Item 6. Selected Financial Data (cont’d)
     The impact of the restatement to periods prior to 2002 was a net decrease in Shareholders’ Deficit of $0.9 million. The following information presents the financial impact of the restatement adjustments on the Company’s previously reported Consolidated Statement of Operations data for the year ended December 31, 2003:

		Revenue				Branch
	As	Recognition-	Revenue			Level
	Previously	Theater	Recognition-	Inventory	Film	Interest	Other	As
	Reported(1)	Systems(2)	Other(2)	Costs(2)	Accounting(2)	Taxes(2)	Adjustments(2)	Restated
Revenues
Equipment and product sales	$45,578	$—	$(2,126)	$—	$—	$—	$(160)	$43,292
Services	53,290	—	668	—	(12)	—	—	53,946
Rentals	6,468	—	884	—	—	—	—	7,352
Finance income	4,431	—	112	—	—	—	—	4,543
Other revenues	9,492	—	—	—	—	—	—	9,492

	119,259	—	(462)		(12)		(160)	118,625
Costs of goods sold, services and rentals
Equipment and product sales	23,002	—	(530)	—	—	—	(29)	22,443
Services	40,673	—	40	—	—	—	(159)	40,554
Rentals	3,140	—	244	—	—	—	162	3,546
Other costs of goods sold	468	—	—	—	—	—	—	468

	67,283	—	(246)	—	—	—	(26)	67,011

Gross margin	51,976	—	(216)	—	(12)	—	(134)	51,614

Selling, general and administrative expenses	33,312	—	—	296	—	—	51	33,659
Research and development	3,794	—	—	—	—	—	—	3,794
Amortization of intangibles	573	—	—	—	—	—	—	573
Income from equity-accounted investees	(2,496)	—	—	—	—	—	—	(2,496)
Receivable provisions net of (recoveries)	(2,225)	—	2	—	—	—	53	(2,170)
Restructuring costs and asset impairments	969	—	—	—	—	—	(227)	742

Earnings from operations	18,049	—	(218)	(296)	(12)	—	(11)	17,512

Interest income	656	—	—	—	—	—	(101)	555
Interest expense	(15,856)	—	—	—	—	(72)	128	(15,800)
Loss on retirement of notes	(4,910)	—	—	—	—	—	—	(4,910)
Recovery of long-term investments	1,893	—	—	—	—	—	—	1,893

Earnings (loss) from continuing operations before income taxes	(168)	—	(218)	(296)	(12)	(72)	16	(750)
Recovery of (provision for) income taxes	386	—	—	—	—	(162)	—	224

Net earnings (loss) from continuing operations before cumulative effect of changes in accounting principles	218	—	(218)	(296)	(12)	(234)	16	(526)
Net earnings from discontinued operations	195	—	—	—	—	—	—	195
Cumulative effect of changes in accounting principles, net of income tax benefit of $nil	(182)	—	—	—	—	—	—	(182)

Net earnings (loss)	$231	$—	$(218)	$(296)	$(12)	$(234)	$16	$(513)

Earnings (loss) per share
Earnings (loss) per share – basic and diluted:
Net earnings (loss) from continuing operations	$0.01	$—	$(0.01)	$(0.01)	$—	$(0.01)	$—	$(0.02)
Net earnings from discontinued operations	$0.01	$—	$—	$—	$—	$—	$—	$0.01

Net (loss) earnings	$0.02	$—	$(0.01)	$(0.01)	$—	$(0.01)	$—	$(0.01)

(1)	The Company has changed the presentation of revenues and cost of good sold, services and rentals to conform to the presentation requirements specified in Regulation S-X of the Securities Exchange Act of 1934.

(2)	See pages 39 to 40 for explanations of restatement adjustments.

IMAX CORPORATION
Item 6. Selected Financial Data (cont’d)
     The following information presents the financial impact of the restatement adjustments on the Company’s previously reported Consolidated Statement of Operations data for the year ended December 31, 2002:

		Revenue				Branch
	As	Recognition-	Revenue			Level
	Previously	Theater	Recognition-	Inventory	Film	Interest	Other	As
	Reported(1)	Systems(2)	Other(2)	Costs(2)	Accounting(2)	Taxes(2)	Adjustments(2)	Restated
Revenues
Equipment and product sales	$45,584	$(4,918)	$(1,265)	$—	$—	$—	$(115)	$39,286
Services	67,359	—	685	—	—	—	(4,455)	63,589
Rentals	6,388	—	507	—	—	—	—	6,895
Finance income	4,691	—	(679)	—	—	—	—	4,012
Other revenues	5,080	—	(2,700)	—	—	—	—	2,380

	129,102	(4,918)	(3,452)				(4,570)	116,162
Costs of goods sold, services and rentals
Equipment and product sales	20,874	(2,811)	(378)	—	—	—	124	17,809
Services	49,334	—	93	—	—	—	(4,175)	45,252
Rentals	5,426	—	(1,453)	—	—	—	162	4,135

	75,634	(2,811)	(1,738)	—	—	—	(3,889)	67,196

Gross margin	53,468	(2,107)	(1,714)	—	—	—	(681)	48,966

Selling, general and administrative expenses	34,906	—	—	245	—	—	559	35,710
Research and development	2,362	—	—	—	—	—	—	2,362
Amortization of intangibles	1,418	—	—	—	—	—	—	1,418
Income from equity-accounted investees	(283)	—	—	—	—	—	—	(283)
Receivable provisions net of (recoveries)	(1,233)	—	484	—	—	—	(718)	(1,467)
Restructuring costs and asset impairments	(121)	—	—	—	—	—	524	403

Earnings from operations	16,419	(2,107)	(2,198)	(245)	—	—	(1,046)	10,823

Interest income	413	—	—	—	—	—	102	515
Interest expense	(17,564)	—	—	—	—	—	(250)	(17,814)
Gain on retirement of notes	11,900	—	—	—	—	—	(107)	11,793

Net earnings (loss) from continuing operations	11,168	(2,107)	(2,198)	(245)	—		(1,301)	5,317
Net earnings from discontinued operations	804	—	—	—	—	—	—	804

Net earnings (loss)	$11,972	$(2,107)	$(2,198)	$(245)	$—	$	$(1,301)	$6,121

Earnings (loss) per share
Earnings (loss) per share – basic and diluted:
Net earnings (loss) from continuing operations	$0.34	$(0.06)	$(0.07)	$(0.01)	$—	$—	$(0.04)	$0.16
Net earnings from discontinued operations	$0.02	$—	$—	$—	$—	$—	$—	$0.02

Net (loss) earnings	$0.36	$(0.06)	$(0.07)	$(0.01)	$—	$—	$(0.04)	$0.18

(1)	The Company has changed the presentation of revenues and cost of good sold, services and rentals to conform to the presentation requirements specified in Regulation S-X of the Securities Exchange Act of 1934.

(2)	See pages 39 to 40 for explanations of restatement adjustments.

IMAX CORPORATION
Item 6. Selected Financial Data (cont’d)
REVENUE RECOGNITION – THEATER SYSTEMS
     As described in notes 1 and 2 (n) to the accompanying audited consolidated financial statements included in Item 8, the Company’s revenue arrangements includes multiple elements. In prior years, the Company considered each component of its theater systems to be a separate element. As a result, revenue was recognized when certain components were installed. As part of the review of its revenue recognition policy, the Company concluded its policy for revenue recognition on theater systems should be revised to treat all components of the theater system (including the projector, sound system, and screen system and, if applicable, 3D glasses cleaning machine), theater design support, supervision of installation, projectionist training and the use of the IMAX brand as a single deliverable and as a single unit of accounting. In addition, the Company revised its policy to require that (i) the projector, sound system and screen system be installed and are in full working condition, the 3D glasses cleaning machine, if applicable, be delivered and projectionist training be completed, and (ii) written customer acceptance thereon received, or the public opening of the theater take place, before revenue can be recognized. In conjunction with these changes, the Company undertook an extensive review of all of its revenue arrangements for theater systems for the period from 2002 to 2006. One transaction that was originally recorded in 2002 (revenue and net earnings impact of $4.9 million and $2.1 million, respectively) was moved to 2005. There were no adjustments required in 2003 as a result of this revision to the policy.
REVENUE RECOGNITION – OTHER
     As a result of the review of the revenue arrangements, the Company identified additional errors including the following:
•	Based on an analysis of fair values of elements within arrangements, the Company determined that fair value previously allocated in certain multiple element arrangements was not appropriate and has adjusted these amounts.

•	The existence of certain non-standard contractual provisions resulted in: the reclassification of certain sales arrangements to sales-type lease transactions, for accounting purposes when the customer was granted title to the system until all payments were made and certain sales-type leases to operating leases given substantially all of the benefits and risks of ownership had not passed to the customer; and the timing of recognition of the minimum annual payments under certain arrangements.

•	Settlement revenue was recognized on a MPX upgrade which was conditional upon the Company meeting certain conditions which were ultimately not met during the year. The Company has deferred the amount of settlement revenue awaiting installation of an alternate theater system configuration.

•	Finance income continued to be recognized when the related financing receivables were impaired. The Company has revised its procedures and discontinued the recognition of finance income until the impairment issues were resolved.
     The impact of these adjustments was a decrease to net earnings of $2.2 million and an increase to net loss of $0.2 million for the years ended December 31, 2002 and 2003, respectively.
INVENTORY COSTS
     During the period from 2001 to 2006, the Company paid certain fees to a professional services firm to assist the Company in identifying sales opportunities and provide assistance in negotiating and concluding contracts in the developing Asian market. These fees were capitalized and allocated to theater systems inventory for various Asian customers. The Company has determined that these fees were promotional and selling expenses which should have been expensed as incurred as the costs were not direct and incremental costs to a contract. The statement of operations has been adjusted by a decrease to net earnings of $0.4 million and an increase to net loss of $0.3 million for the years ended December 31, 2002 and 2003, respectively.
FILM ACCOUNTING
     On certain co-produced film productions the Company received production fees which should have been deferred and amortized over the film ultimates. These production fees were previously recorded as income when cash was received. The Company also determined that it had not appropriately applied the individual-film-forecast computation method when it amortized its deferred production fees for 2003. SOP 00-2 “Accounting by Producers or Distributors of Films” requires changes in estimates of ultimate revenues used in the individual-film-forecast computation method to be adjusted prospectively from the beginning of the year of the change. The Company had applied changes in estimates on a retroactive basis from the original release date. In addition, the Company adjusted its amortization of prepaid print costs.

IMAX CORPORATION
Item 6. Selected Financial Data (cont’d)
BRANCH LEVEL INTEREST TAXES
     The Company did not properly account for tax liabilities for branch level interest tax. For the year ended December 31, 2002, the Company failed to make a timely tax election that would have prevented an allocation of the Company’s interest expense on its long-term indebtedness to the Company’s U.S. branch income tax returns. In 2006, the Company was assessed branch level interest taxes, interest and penalties due to the fact that this tax election was not filed on a timely basis. The Company has determined that an accrued liability for the tax obligation should have been recorded at the time the election should have been filed and the taxes were due to be paid, which was in the third quarter of the year ended December 31, 2003.
OTHER ADJUSTMENTS
     During the preparation of executive compensation information for the 2006 Annual Report on Form 10-K, the Company determined that the two Co-CEOs were entitled to postretirement benefits since 2000 for which the obligation had not been included in the prior financial statements as required under SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other than Pensions”. As a result, the Company should have accrued $0.2 million in 2000. SG&A was understated by less than $0.1 million in 2002 and $0.1 million in 2003 for this obligation.
     As part of its restatement, the Company recorded all unadjusted differences that were deemed to be not material when the prior periods’ financial statements were issued by the Company. The following paragraphs summarize the significant adjustments. The restatements include certain deminimus adjustments which have not been explained below which aggregated to $0.1 million in 2003 and $0.3 million in 2002:
     In 2002, the Company recorded an asset impairment of $0.6 million on a return of certain system components which the Company has decided to use as a training system. As the equipment was designated as an asset to be held and used, the carrying value of the system was recoverable. Accordingly, an impairment should not have been recorded and the asset should have been depreciated over its remaining life of three years.
     The Company inadvertently did not subject certain of its camera assets to depreciation in the years ended 2002 and 2003. The restatement records this depreciation expense.
     The Company accrued excess interest of three days in the amount of $0.1 million at the end of 2003 related to the Company’s 9.625% Senior Notes due December 1, 2010 (the “Senior Notes”). The restatement decreased interest expense in 2003.
     In 2001, the Company received funds from a sponsor for naming rights for certain films expiring in 2003. The Company’s policy is to recognize revenue and costs over the term of the sponsorship agreement; however, for this particular agreement, the Company recognized revenues and costs over a longer period than the agreement period. As a result, the Company’s revenues were increased in 2002 and decreased in 2003.
     In 2003, the Company incorrectly valued its stock options, resulting in an increase in net earnings.
     The Company recorded certain accruals in 2001 which should not have been recorded until 2002. These accruals were related to severance payments for employees without having communicated termination to those employees by the year end, and other restructuring related accruals which did not qualify for accrual under U.S. GAAP. As a result of this restatement, in 2002, cost of sales for services, restructuring costs and asset impairments, SG&A, and interest expense were increased.
     In 2002, the Company did not eliminate intercompany revenue and costs relating to intercompany transactions involving the Company’s film post-production subsidiary. As a result, in 2002, the restatement adjustment decreased revenues from services and cost of sales from services. In 2003, cost of sales from services was reduced.

IMAX CORPORATION
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
     The principal business of IMAX Corporation together with its wholly-owned subsidiaries (the “Company”) is the design, manufacture, sale or lease of theater systems for large-format theaters including commercial theaters, museums and science centers, and destination entertainment sites. In addition, the Company specializes in digital and film-based motion picture technologies, designs and manufactures high-end sound systems and produces and distributes large-format films. At December 31, 2006, there were 284 IMAX theaters operating in 40 countries.
     The Company derives revenue principally from the sale or long-term lease of its theater systems and associated maintenance and extended warranty services, the provision of film production and digital re-mastering services, the distribution of certain films, and the provision of post-production services. The Company also derives revenue from the operation of its own theaters, camera rentals and the provision of aftermarket parts for its system components.
     Important factors that the Company’s Co-Chief Executive Officers (“Co-CEOs”) use in assessing the Company’s business and prospects include the signing of new theater systems arrangements, revenue, gross margins from the Company’s operating segments, earnings from operations as adjusted for unusual items that the Company views as non-recurring and the success of strategic initiatives such as the securing of new film projects, particularly IMAX DMR films, the signing and financial performance of joint revenue sharing arrangements and the progress of the Company’s development of a digital projector and related technologies.
Theater Systems
     The Company provides its theater systems to customers on a sales or long-term lease basis, typically with initial terms of 10 to 20 years. These agreements typically provide for three major sources of cash flows: initial fees, ongoing fees (which include a fixed minimum amount per annum and contingent fees in excess of the minimum payments) and maintenance and extended warranty fees. The initial fees vary depending on the system configuration and location of the theater and generally are paid to the Company in installments commencing upon the signing of the agreement. Ongoing fees are paid monthly over the term of the contract, commencing after the theater system has been installed and are generally equal to the greater of a fixed minimum amount per annum and a percentage of box-office receipts. Finance income is derived over the term of the sales or sales-type lease arrangement as the unearned income on financed sales and sales-type leases is earned. An annual maintenance and extended warranty fee is generally payable commencing in the second year of theater operations. Both ongoing fees and maintenance and extended warranty fees are typically indexed to the local consumer price index.
     Revenue on theater system leases and sales are recognized at a different time than when cash is collected. See “Critical Accounting Policies’’ below for further discussion on the Company’s revenue recognition policies.
     As at December 31, 2006, there were 41 opened 2D flat screen system configurations, 69 opened 2D dome screen system configurations, 85 opened 3D GT system configurations, 51 opened 3D SR system configurations, 32 opened IMAX MPX system configurations, and six 3D Dome screen system configurations in the world. As at December 31, 2005, there were 45 opened 2D flat screen system configurations, 68 opened 2D dome screen system configurations, 77 opened 3D GT system configurations, 48 opened 3D SR system configurations, 21 opened IMAX MPX system configurations, and seven 3D Dome screen system configurations in the world.
     Although approximately 37% of opened IMAX system configurations are located outside of North America and approximately 74% of IMAX theater systems arrangements in backlog are scheduled to be installed outside of North America, the North American commercial exhibitor market represents an important customer base for the Company in terms of both collections under existing long-term lease and sales arrangements and potential future theater system contracts. Many large North American exhibitors have recently consolidated with new capital raised, often in public markets. Along with numerous international and regional operators, the Company has targeted these North American operators for the sale and lease of its IMAX MPX system. The IMAX MPX system, launched in March 2003, is a large-format theater system designed for multiplex theaters, which can be installed as part of a newly constructed multiplex or as a retrofit to existing commercial multiplex auditoriums, and is designed to improve a multiplex owner’s financial returns through lower operating and capital costs. Since the product’s introduction, the Company has signed agreements for 84 IMAX MPX theater systems of which 31 were signed with North American exhibitors. Five of the 84 signed agreements for IMAX MPX theater systems were conditional where conditions have since lapsed. Twelve of the IMAX MPX systems were sold or leased in 2006. While the Company is pleased with the external developments in the North American commercial exhibitor market, there is no assurance that they will continue or that other commercial exhibitors will not encounter additional financial difficulties. To minimize the Company’s credit risk in this area, the Company retains title to the underlying theater systems leased, performs initial and ongoing credit evaluations of its customers and makes ongoing provisions for its estimates of potentially uncollectible amounts.

IMAX CORPORATION
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
GENERAL (cont’d)
Theater Systems (cont’d)
     The revenue earned from customers under the Company’s theater system lease or sales agreements can vary from quarter to quarter and year to year based on a number of factors including the mix of theater system configurations sold or leased, the timing of installation of the theater systems, the nature of the arrangement and other factors specific to individual contracts, although the typical rent or sales price for its various theater system configurations does not generally vary significantly from region to region. The Company has taken steps in recent years to accelerate the growth of the global IMAX theater network and the sale or lease of its products by developing a lower-cost theater system designed to appeal to broader customer bases, particularly in commercial multiplex markets. Although these theater systems are lower-cost, the Company has endeavored to successfully maintain its per unit margins on a percentage basis and to maintain the aggregate revenues and gross margins through increased volume. The Company signed 34 theater systems agreements in 2006 (2005 — 45, 2004 — 36), four of which were conditional, where conditions have since lapsed.
     Recently the Company has entered into a number of joint revenue sharing arrangements, where the Company receives a portion of a theater’s box-office and concession revenue in exchange for placing a theater system at theater operators’ venues. Under these arrangements, the Company receives no up-front fee, and the Company retains title to the theater system. The Company believes that its joint revenue sharing arrangements represent an effective way for it to deploy capital, add incremental theater growth and realize the benefits of network economics more quickly. The Company believes that, by its contributing the theater system, with the exhibitor responsible for the theater retrofit costs, it significantly lowers the capital cost for exhibitors to deploy an IMAX theater, which, in turn, expands the IMAX network more rapidly and provides the Company with an increasingly significant portion of the IMAX box office from its licensed theaters, as well as a continuing portion of the IMAX DMR film revenue from the film studio.
     The Company is in the process of developing a digitally-based IMAX projector which would operate without the need for analog film prints. The Company anticipates that its digital projector, which will be targeted to a large portion of its commercial multiplex operators as a replacement for the IMAX MPX projector, will be available for production and sale by early 2009. The Company’s goal is to create a digital product that provides a differentiated experience to moviegoers that is consistent with what they have come to expect from the IMAX brand. The Company believes that transitioning from a film-based platform to a digital platform for a large portion of its customer base is compelling for a number of reasons. The savings to the studios as a result of eliminating film prints are considerable, as the typical cost of an IMAX film print ranges from $22.5 thousand per 2D print to $45 thousand per 3D print. Removing those costs will significantly increase the profit of an IMAX release for a studio which, the Company believes, provides more incentive for studios to release their films to IMAX theaters. The Company similarly believes that economics change favorably for its exhibition clients as a result of a digital transition, since lower print costs and the increased programming flexibility that digital delivery provides should allow theaters to program three to four additional IMAX DMR films per year, thereby increasing both customer choice and total box-office revenue. Finally, digital transmission allows for the opportunity to show attractive alternate programming, such as live events like the Super Bowl or World Cup, in the immersive environment of an IMAX theater.
Sales Backlog
     During the year ended December 31, 2006, the Company signed contracts for 34 IMAX theater system configurations valued at $50.1 million (21 contracts valued at $34.1 million are included in backlog as at December 31, 2006 relating to 2006 signings). At December 31, 2006, the sales backlog, which represented contracts for 74 theater systems, totaled $118.4 million. Excluded from the backlog are four system configurations which were conditional signings for which the conditions have now lapsed. The Company believes that the contractual obligations for theater system installations that are listed in sales backlog are valid and binding commitments. The sales backlog will vary from quarter to quarter depending on the signing of new theater system arrangements, which adds to backlog, and the installation and acceptance of theater systems and the settlement of contracts, both of which reduce backlog. Sales backlog typically represents the fixed contracted revenue under signed theater system sale and lease agreements that the Company believes will be recognized as revenue as the associated theater systems are installed and accepted. Sales backlog includes initial fees along with the present value of contractual ongoing fees due over the lease term, but excludes amounts allocated to maintenance and extended warranty revenues as well as fees in excess of contractual ongoing fees that might be received in the future. Operating leases and joint revenue sharing arrangements are assigned no value in the sales backlog. The value of sales backlog does not include revenue from theaters in which the Company has an equity interest, letters of intent or long-term conditional theater commitments.

IMAX CORPORATION
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
GENERAL (cont’d)
Sales Backlog (cont’d)
     The Company’s backlog can be segregated by both territory of future installation and by customer type. The percentage of backlog relevant to each territory (based on installed dollar value of anticipated theater system revenue as at December 31, 2006) is as follows: Asia — 43%, North America — 22%, Europe — 13%, Central and South America — 13%, and Middle East — 9%. In addition, 88% of backlog represents future installations to commercial theater customers and 12% to institutional customers.
     The Company estimates that approximately 22 of the 74 theater systems arrangements currently in backlog will be recognized in 2007, with the remainder being recognized in subsequent periods. In 2006, the Company signed agreements for the sale or lease of 34 theater system configurations. Out of the 34 signed agreements, four of which were conditional agreements where conditions have lapsed, 22 were for IMAX MPX theater systems. The configuration of the Company’s backlog as at December 31, 2006 by product type has been disclosed on page 8.
     In the normal course of its business the Company each year will have customers who, for a number of reasons including the inability to obtain certain consents, approvals or financing, are unable to proceed with a theater system installation. Once the determination is made that the customer will not proceed with installation, the agreement with the customer is generally terminated or amended. If the agreement is terminated, upon the Company and the customer being released from all their future obligations under the agreement, all or a portion of the initial rents or fees that the customer previously made to the Company are recognized as revenue.
Film Production and Digital Re-Mastering (IMAX DMR)
     Films produced by the Company are typically financed through third parties, whereby the Company will generally receive a film production fee in exchange for producing the film and will be a distributor of the film. The ownership rights to such films may be held by the film sponsors, the film investors and/or the Company. In the past, the Company often internally financed film production, but has moved to a model utilizing third-party funding for the large-format films it produces and distributes. In 2006, the Company released one produced film, Deep Sea 3D, which was co-produced with Warner Bros. Pictures (“WB”) (2005 – 1 film, Magnificent Desolation: Walking on the Moon 3D).
     The Company has developed a proprietary technology to digitally re-master 35mm live-action films into 15/70-format film at a modest cost, for exhibition in IMAX theaters. This system, known as IMAX DMR, digitally enhances the image resolution quality of 35mm motion picture films for projection on IMAX screens while maintaining the visual clarity and sound quality for which The IMAX Experience is known. This technology has opened the IMAX theater network up to releases of Hollywood films, particularly new films which are released to IMAX theaters simultaneously with the domestic release to conventional 35mm theaters. The Company believes that the development of this new technology is key to helping it execute its strategy of growing its commercial theater network by its establishment of a distribution platform for Hollywood films. In 2006, the Company released seven films converted through the IMAX DMR process contemporaneously with the releases of the films to conventional 35mm theaters (four films were released in 2005 that were converted through the IMAX DMR process). The Company is developing a new digital projector system which it believes will result in even more Hollywood features being released to the IMAX network.
     While the Company is optimistic about the success of, and consumer reaction, to its IMAX DMR technology to date, there is no guarantee that it will continue to be commercially successful, or continue to receive widespread acceptance by film studios and audiences.
Film Distribution
     The Company is a significant distributor of 15/70-format films. The Company generally distributes films which it has produced or for which it has acquired distribution rights from independent producers. As a distributor, the Company generally receives a percentage of the theater box-office receipts.

IMAX CORPORATION
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
GENERAL (cont’d)
Theater Operations
     The Company has seven owned and operated theaters. In addition, the Company has entered into commercial arrangements with two theaters resulting in the sharing of profits and losses. The Company also provides management services to two theaters.
International Operations
     A significant portion of the Company’s sales are made to customers located outside the United States and Canada. During 2006, 2005 and 2004, approximately, 36%, 42% and 41% respectively, of the Company’s revenue was derived outside the United States and Canada. The Company expects that international operations will continue to account for a substantial portion of the Company’s revenue in the future. In order to minimize exposure to exchange rate risk, the Company prices theater systems (the largest component of revenue) in U.S. dollars except in Canada, Japan and parts of Europe where they may be priced in local currency. Annual ongoing fees and maintenance and extended warranty fees follow a similar currency policy.
Material Weaknesses
     Over the course of the year-end audit, the Company and its independent auditors identified a number of material weaknesses in our internal control over financial reporting. In addition, management assessed the effectiveness of our internal control over financial reporting as at December 31, 2006 and concluded that our internal control over financial reporting was not effective.
     The material weaknesses in our internal control over financial reporting are:
•	the Company did not maintain adequate controls, including period-end controls, over the analysis and review of revenue recognition for sales and lease transactions in accordance with U.S. GAAP;

•	the Company did not maintain effective controls, including period-end controls, over accounting for film transactions in accordance with U.S. GAAP;

•	the Company did not maintain effective controls, including period-end controls, over the accounting for contract origination costs in accordance with U.S. GAAP;

•	the Company did not maintain adequate controls over the complete and accurate recording of postretirement benefits other than pensions in accordance with U.S. GAAP;

•	the Company did not maintain effective controls over the intraperiod allocation of the provision for income taxes in accordance with U.S. GAAP;

•	the Company did not maintain adequate controls over the lines of communication between operational departments and the Finance Department related to revenue recognition for sales and lease transactions; and

•	the Company did not maintain adequate controls over the timely communication between departments of information relating to developing issues that may impact the Company’s financial reporting.
     After considering these weaknesses, the Company’s Co-CEOs and Chief Financial Officer (“CFO”) have also concluded that the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports the Company submits is recorded, processed, summarized and reported appropriately.
     The Company is in the process of implementing remedial measures and compensating procedures to address these material weaknesses. These material weaknesses if left unaddressed, could result in accounting errors, which could adversely impact the accuracy and timing of future reports and filings the Company makes with the Securities and Exchange Commission (the “SEC”) and Ontario Securities Commission (the “OSC”). In addition, the Company expects that implementation of remedial measures and full remediation of its material weaknesses, internal control over financial reporting and its disclosure controls and procedures will take time given a need to implement one comprehensive remediation plan with a well defined set of objectives and agreed upon timelines. The Company expects that its management will continue to devote significant time to the remedial measures necessary to improve its process and procedures, which could be time consuming and may disrupt the Company’s business.
     On April 5, 2007, the Company announced its appointment of Joseph Sparacio in the position of Executive Vice President of Finance, with Mr. Sparacio expected to assume the duties of Chief Financial Officer after the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

IMAX CORPORATION
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
GENERAL (cont’d)
Restatement of Previously Issued Financial Statements
     The Company has identified certain errors related to: (a) revenue recognition resulting from the Company’s review of its theater system arrangements over the past 5 years in response to comments received from the staff of both the SEC and OSC which indicated insufficient analysis of various sales and lease transactions and the accounting effect of certain contractual provisions within them; and misallocations of consideration to elements within certain multiple element arrangements; (b) capitalization of costs into inventory and films assets and amortization of film assets in accordance with American Institute of Certified Public Accountants Statement Position 00-2, Accounting by Producers or Distributors of Film (“SOP 00-2”); (c) income tax liabilities resulting from failure to make certain tax elections on a timely basis and (d) certain other items described under Other Adjustments in Item 6 and note 4 to the accompanying audited consolidated financial statements in Item 8. In addition, in the preparation of the consolidated financial statements, the Company recorded other adjustments related to prior periods’ unadjusted differences that had been deemed not to be material and adjustments related to prior periods recorded through 2004 opening retained earnings. The consolidated financial statements for the prior periods presented have been restated to reflect these error corrections under U.S. GAAP.
     For additional discussion of this restatement see “Selected Financial Data” in Item 6 and note 4 to the accompanying audited consolidated financial statements in Item 8.
CRITICAL ACCOUNTING POLICIES
     The Company reports its results under U.S. GAAP. Significant differences between United States and Canadian Generally Accepted Accounting Principles are summarized in note 29 to the accompanying audited consolidated financial statements in Item 8.
     The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates its estimates, including those related to fair values associated with the individual elements in multiple element arrangements; residual values of leased theater systems; economic lives of leased assets; allowances for potential uncollectibility of accounts receivable, financing receivables and net investment in leases; provisions for inventory obsolescence; ultimate revenues for film assets; estimates of fair values for film assets, long-lived assets and goodwill; depreciable lives of property, plant and equipment; useful lives of intangible assets; pension plan assumptions; accruals for contingencies including tax contingencies; valuation allowances for deferred income tax assets; and, estimates of the fair value of stock-based payment awards. Management bases its estimates on historic experience, future expectations and other assumptions that are believed to be reasonable at the date of the consolidated financial statements. Actual results may differ from these estimates due to uncertainty involved in measuring, at a specific point in time, events which are continuous in nature, and the differences may be material. The Company’s significant accounting policies are discussed in note 2 to the accompanying audited consolidated financial statements in Item 8.
     The Company considers the following critical accounting policies to have the most significant effect on its estimates, assumptions and judgments:
Revenue Recognition
     The Company generates revenue from various sources as follows:
•	Design, manufacture, sale and lease of proprietary theater systems for IMAX theaters principally owned and operated by commercial and institutional customers located in 40 countries as of December 31, 2006;

•	Production, digital re-mastering, post-production and/or distribution of certain films shown throughout the IMAX theater network;

•	Operation of certain IMAX theaters primarily in the United States and Canada;

•	Provision of other services to the IMAX theater network including ongoing maintenance and extended warranty services for IMAX theater systems; and

•	Other activities, which includes short-term rental of cameras and aftermarket sales of projector system components.

IMAX CORPORATION
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
CRITICAL ACCOUNTING POLICIES (cont’d)
Revenue Recognition (cont’d)
Multiple Element Arrangements
     The Company’s revenue arrangements with certain customers may involve multiple elements consisting of a theater system (projector, sound system, screen system and, if applicable, a 3D glasses cleaning machine); services associated with the theater system including theater design support, supervision of installation, and projectionist training; a license to use of the IMAX brand; 3D glasses; maintenance and extended warranty services; and licensing of films. The Company evaluates all elements in an arrangement to determine what are considered typical deliverables for accounting purposes and which of the deliverables represent separate units of accounting based on the applicable accounting guidance in Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (“SFAS 13”); FASB Technical Bulletin No. 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts” (“FTB 90-1”); Statement of Position 00-2, “Accounting by Producers or Distributors of Films” (“SOP 00-2”); and Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). If separate units of accounting are either required under the relevant accounting standards or determined to be applicable under EITF 00-21, the total consideration received or receivable in the arrangement is allocated based on the applicable guidance in the above noted standards.
Theater Systems
     The Company has identified the projection system, sound system, screen system and, if applicable, the 3D glasses cleaning machine, theater design support, supervision of installation, projectionist training and the use of the IMAX brand, generally to be a single deliverable and a single unit of accounting (the “System Deliverable”). The Company generally is not responsible for the physical installation of the equipment in the customer’s facility; however, the Company supervises the installation by the customer. Generally, the customer has the right to use the IMAX brand from the date the Company and the customer enter into an arrangement.
     The Company’s System Deliverable arrangements involve either a lease or a sale of the theater system. The consideration in the Company’s arrangements typically consist of upfront or initial payments made before and after the final installation of the theater system equipment and ongoing payments throughout the term of the lease or over a period of time, as specified in the arrangement. The ongoing payments generally provide for a fee which is the greater of a fixed amount or a certain percentage of the theater box-office. The amounts over the fixed minimum amounts are considered contingent payments. The Company’s arrangements are generally non-cancellable, unless the Company fails to perform its obligations. In the absence of a material default by the Company, there is typically no right to any remedy for the customer under the Company’s arrangements. If a material default by the Company exists, the customer has the right to terminate the arrangement and seek a refund only if the customer provides notice to the Company of a material default and only if the Company does not cure the default within a specified period.
Sales Arrangements
     For sales arrangements, the revenue allocated to the System Deliverable is recognized in accordance with the SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), when all of the following conditions have been met: (i) the projector, sound system and screen system have been installed and are in full working condition, (ii) the 3D glasses cleaning machine, if applicable, has been delivered, (iii) projectionist training has been completed and (iv) the earlier of (a) receipt of written customer acceptance certifying the completion of installation and run-in testing of the equipment and the completion of projectionist training or (b) public opening of the theater, provided there is persuasive evidence of an arrangement, the price is fixed or determinable and collectibility is reasonably assured.
     The initial revenue recognized consists of the initial payments received and the present value of any future initial payments and fixed minimum ongoing payments that have been attributed to this unit of accounting. Contingent fees in excess of the fixed minimum ongoing payments are recognized when reported by theater operators, provided collection is reasonably assured.
     The Company has also agreed, on occasion, to sell equipment under lease or at the end of a lease term. Consideration agreed to for these lease buyouts is included in revenues from equipment and product sales, when the persuasive evidence of an arrangement exists, the fees are determinable and collectibility is reasonably assured.

IMAX CORPORATION
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
CRITICAL ACCOUNTING POLICIES (cont’d)
Revenue Recognition (cont’d)
Lease Arrangements
     The Company uses the guidance in EITF Issue No. 01-8, “Determining Whether an Arrangement Contains a Lease” (“EITF 01-8”), to evaluate whether an arrangement is a lease within the scope of SFAS 13. Arrangements not within the scope of SFAS 13 are accounted for either as a sales or services arrangement, as applicable.
     For lease arrangements, the Company determines the classification of the lease in accordance with SFAS 13. A lease arrangement that transfers substantially all of the benefits and risks incident to ownership of the equipment is classified as a sales-type lease based on the criteria established by SFAS 13; otherwise the lease is classified as an operating lease. Prior to commencement of the lease term for the equipment, the Company may modify certain payment terms or make concessions. If these circumstances occur, the Company reassesses the classification of the lease based on the modified terms and conditions.
     For sales-type leases, the revenue allocated to the System Deliverable is recognized when the lease term commences, which the Company deems to be when all of the following conditions have been met (i) the projector, sound system and screen system have been installed and are in full working condition, (ii) the 3D glasses cleaning machine, if applicable, has been delivered, (iii) projectionist training has been completed and (iv) the earlier of (a) receipt of the written customer acceptance certifying the completion of installation and run-in testing of the equipment and the completion of projectionist training or (b) public opening of the theater, provided collectibility is reasonably assured.
     The initial revenue recognized for sales-type leases consists of the initial rents received and the present value of future initial rents and fixed minimum ongoing rents computed at the interest rate implicit in the lease. Contingent rents in excess of the fixed minimum rents are recognized when reported by theater operators, provided collection is reasonably assured.
     For operating leases, initial rents and fixed minimum ongoing rents are recognized as revenue on a straight-line basis over the lease term. For operating leases, the lease term is considered to commence when all of the following conditions have been met (i) the projector, sound system and screen system have been installed and are in full working condition, (ii) the 3D glasses cleaning machine, if applicable, has been delivered, (iii) projectionist training has been completed and (iv) the earlier of (a) receipt of the written customer acceptance certifying the completion of installation and run-in testing of the equipment and the completion of projectionist training or (b) public opening of the theater. Contingent fees in excess of fixed minimum ongoing fees are recognized as revenue when reported by theater operators, provided that collection is reasonably assured.
Joint Revenue Sharing Arrangements
     For joint revenue sharing arrangements, where the Company receives a portion of the a theater’s box-office and concession revenue in exchange for placing a theater system at the theater operator’s venue, revenue is recognized when reported by the theater operator, provided that collection is reasonably assured.
     The Company believes that its joint revenue sharing arrangements represent an effective way for it to deploy capital, add incremental theater growth and realize the benefits of network economics more quickly. The Company believes that by contributing the theater system, with the exhibitor responsible for the theater retrofit costs, it significantly lowers the capital cost for exhibitors to deploy an IMAX theater, which, in turn, expands the IMAX network more rapidly and provides the Company with an increasingly significant portion of the IMAX box office from its licensed theaters, as well as a continuing portion of the IMAX DMR film revenue from the film studio.
Terminations and Consensual Buyouts
     The Company generally enters into theater system arrangements with customers that typically contain customer payment obligations prior to the scheduled installation of the theater system. During the period of time between signing and the installation of the theater system, which may extend several years, certain customers may be unable to, or elect not to, proceed with the theater system installation for a number of reasons including business considerations, or the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the arrangement may be terminated under the default provisions of the arrangement or by mutual agreement between the Company and the customer (a “consensual buyout”). Terminations by default are situations when a customer does not meet the payment obligations under an arrangement and the Company retains the amounts paid by the customer which are recorded in Other revenues. Under a consensual buyout, the Company and the customer agree, in writing, to a settlement and to release each other of any further obligations under the arrangement or an arbitrated settlement is reached. Any initial payments retained or additional payment received by the Company are recognized as revenue when the settlement arrangements are executed and the cash is received, respectively. These termination and consensual buyout amounts are recognized in Other revenues.

IMAX CORPORATION
Item 7. Management‘s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
CRITICAL ACCOUNTING POLICIES (cont’d)
Revenue Recognition (cont’d)
Terminations and Consensual Buyouts (cont’d)
     In addition, since the introduction of IMAX MPX theater system components in 2003, the Company has agreed with several customers to convert their obligations for other theater system configurations that have not yet been installed to arrangements to acquire or lease the IMAX MPX theater system. The Company considers these situations to be a termination of the previous arrangement and origination of a new arrangement for the MPX theater system. The Company continues to defer an amount of any initial fees received from the customer such that aggregate of the fees deferred and the net present value of the future fixed initial and ongoing payments to be received from the customer equals the fair value of the IMAX MPX theater system to be leased or acquired by the customer. Any residual portion of the initial fees received from the customer for the terminated theater system is recorded in Other revenues at the time when the obligation for the original theater system is terminated and the IMAX MPX theater system arrangement is signed.
     The Company may offer certain incentives to customers to complete theater system transactions including payment concessions or free services and products such as film licenses or 3D glasses. The payment concessions generally do not affect the classification of leases. Reductions in, and deferral, of payments are taken into account in determining the sales price either by a direct reduction in the sales price or a reduction of payments to be discounted in accordance with SFAS 13 or Accounting Principle Board Opinion No. 21, “Interest on Receivables and Payables” (“APB 21”). Free products and services generally are accounted for as separate units of accounting.
Maintenance and Extended Warranty Services
     Maintenance and extended warranty services may be provided under a multiple element arrangement or as a separately priced contract. Revenue related to these services are deferred and recognized on a straight-line basis over the contract period. Maintenance and extended warranty services includes maintenance of the customer’s equipment and spare replacement parts. Under certain maintenance arrangements, maintenance services may include the provision of training services to the customer’s technicians. All costs associated with this maintenance program are expensed as incurred. A loss on maintenance and extended warranty services is recognized if the expected cost of providing the services under the contracts exceeds the related deferred revenue.
Film Production and IMAX DMR Services
     In certain film arrangements, the Company produces a film financed by third parties, whereby the third party retains the copyright and the Company obtains exclusive distribution rights. Under these arrangements, the Company is entitled to a fixed fee or retains as a fee the excess of funding over cost of production (the “production fee”). The third parties receive a portion of the revenues received by the Company on distributing the film, which is charged to costs of revenue. The production fees are deferred and recognized as a rebate of the cost of the film based on the ratio of the Company’s distribution revenues recognized in the current period to the ultimate distribution revenues expected from the film.
     Revenue from film production services where the Company does not hold the associated distribution rights are recognized when performance of the contractual service is complete, provided there is persuasive evidence of an agreement, the fee is fixed or determinable and collection is reasonably assured.
     Revenues from digitally re-mastering (IMAX DMR) film where third parties own or hold the copyrights and the rights to distribute the film are derived in the form of processing fees and recoupments calculated as a percentage of box-office receipts generated from the re-mastered films. Processing fees are recognized as revenues when the performance of the related re-mastering service is completed, provided there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection is reasonably assured. Recoupments calculated as a percentage of box-office receipts are recognized as revenue when reported by the third party that owns or holds the related film right, provided that collection is reasonably assured.
     Losses on film production and IMAX DMR services are recognized in the period when it is determined that the Company’s estimate of total revenues to be realized by the Company will not exceed estimated total production costs to be expended on the film production and the cost of IMAX DMR services.
Film Distribution
     Revenue from the licensing of films is recognized when a licensing arrangement exists, the film has been completed and delivered, the license period has begun, the fee is fixed and determinable and collection is reasonably assured. When license fees are based on a percentage of box-office receipts, revenue is recognized when reported by exhibitor, provided that collection is reasonably assured.

IMAX CORPORATION
Item 7. Management‘s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
CRITICAL ACCOUNTING POLICIES (cont’d)
Revenue Recognition (cont’d)
Film Post-Production Services
     Revenues from post-production film services are recognized when performance of the contracted services is complete.
Theater Operations Revenue
     The Company recognizes revenue from its owned and operated theaters resulting from box-office ticket and concession sales as tickets are sold, films are shown and upon the sale of various concessions. The sales generally are cash or credit card transactions with theatergoers based on fixed prices per seat or per concession item.
     In addition, the Company enters into commercial arrangements with third party theater owners resulting in the sharing of profits and losses which are recognized when reported by such theaters. The Company also provides management services to certain theaters and recognizes revenue over the term of such services.
Other
     Revenues on camera rentals are recognized over the rental period.
     Revenue from the sale of 3D glasses is recognized when the 3D glasses have been delivered to the customer.
     Other service revenues are recognized when the performance of contracted services is complete.
Allowances for Accounts Receivable and Financing Receivables
     Allowances for doubtful accounts receivable are based on the Company’s assessment of the collectibility of specific customer balances, which is based upon a review of the customer’s credit worthiness, past collection history and the underlying asset value of the equipment, where applicable. Interest on overdue accounts receivable is recognized as income as the amounts are collected.
     The Company monitors the performance of the theaters to which it has leased or sold theater systems which are subject to ongoing payments. When facts and circumstances indicate that there is a potential impairment in the net investment in lease or a financing receivable, the Company will evaluate the potential outcome of either renegotiations involving changes in the terms of the receivable or defaults on the existing lease or financed sale agreements. The Company will record a provision if it is considered probable that the Company will be unable to collect all amounts due under the contractual terms of the arrangement or a renegotiated lease amount will cause a reclassification of the sales-type lease to an operating lease. When the net investment in lease or the financing receivable is impaired, the Company will recognize a valuation allowance for the difference between the carrying value in the investment and the present value of expected future cash flows discounted using the effective interest rate for the net investment in the lease or the financing receivable. If the Company expects to recover the theater system, the provision is equal to the excess of the carrying value of the investment over the fair value of the equipment. When the minimum lease payments for a lease is renegotiated and the lease continues to be classified as a sales-type lease, the reduction in payments is applied to reduce unearned finance income.
     These provisions are adjusted when there is a significant change in the amount or timing of the expected future cash flows or actual cash flows differ from cash flow previously expected.
     Once a net investment in lease or financing receivable is considered impaired, the Company does not recognize interest income until the collectibility issues are resolved. When finance income is not recognized, any payments received are applied against outstanding gross minimum lease amounts receivable or gross receivables from financed sales.
Inventory
     In establishing the appropriate provisions for theater system and parts inventory, the Company makes estimates of future events and conditions, including the anticipated installation dates for the current backlog of theater system contracts, potential future signings, technology factors, growth prospects within the customers’ ultimate marketplace and the market acceptance of the Company’s current and pending theater system configurations and film library. If the Company’s estimates of these events and conditions prove to be incorrect, it could result in inventory losses in excess of the provisions determined to be adequate as at the balance sheet date.

IMAX CORPORATION
Item 7. Management‘s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
CRITICAL ACCOUNTING POLICIES (cont’d)
Inventory (cont’d)
     The Company has, on occasion, reclaimed theater systems from customers who have not fulfilled their contractual obligations. The valuation of returned theater systems is an area where significant estimates are made by the Company. The Company considers the configuration of theater systems returned and its current and anticipated future backlog in determining the fair value of the returned theater systems. Returned systems from lease arrangements are valued in inventory at the lower of original cost, carrying value of the net investment in lease or fair value. Returned systems from sales arrangements are valued in inventory at the lower of original cost and fair value.
Asset Impairments
     The Company performs an impairment test on its goodwill on an annual basis, coincident with the year-end, as well as in quarters where events or changes in circumstances suggest that the carrying amount may not be recoverable.
     Goodwill impairment is assessed at the reporting unit level by comparing the unit’s carrying value, including goodwill, to the fair value of the unit. Significant estimates are involved in the impairment test. The carrying values of each unit are subject to allocations of certain assets and liabilities that the Company has applied in a systematic and rationale manner. The fair value of the Company’s units is assessed using a discounted cash flow model. The model is constructed using the Company’s budget and long-range plan as a base. The Company’s estimates of future cash flows involve anticipating future revenue streams, which contain many assumptions that are subject to variability, as well as estimates for future cash outlays, the amounts of which, and the timing of which are both uncertain. Actual results that differ from the Company’s budget and long-range plan could result in a significantly different result to an impairment test, which could impact earnings.
     Long-lived asset impairment is performed at the lowest identifiable level of cash flows. For a significant portion of long-lived assets, this is the reporting segment unit level used for goodwill testing.
Pension Plan and Postretirement Benefit Obligations Assumptions
     The Company’s pension plan and postretirement benefit obligations and related costs are calculated using actuarial concepts, within the framework of Statement of Financial Accounting Standards No. 87, “Employer’s Accounting for Pensions” and Statement of Financial Accounting Standards No. 106, “Employer’s Accounting for Postretirement Benefits Other Than Pension”. A critical assumption to this accounting is the discount rate. The Company evaluates this critical assumption annually or when otherwise required to by accounting standards. Other assumptions include factors such as expected retirement, mortality, rate of compensation increase, and estimates of inflation.
     The discount rate enables the Company to state expected future cash payments for benefits as a present value on the measurement date. The guideline for setting this rate is a high-quality long-term corporate bond rate. A lower discount rate increases the present value of benefit obligations and increases pension expense. The Company’s discount rate was determined by considering the average of pension yield curves constructed of a large population of high-quality corporate bonds. The resulting discount rate reflects the matching of plan liability cash flows to the yield curves.
Deferred Tax Asset Valuation
     As at December 31, 2006, the Company had net deferred income tax assets of $nil. The Company’s management assesses realization of its deferred tax assets based on all available evidence in order to conclude whether it is more likely than not that the deferred tax assets will be realized. Available evidence considered by the Company includes, but is not limited to, the Company’s historic operation results, projected future operating earnings results, reversing temporary differences, contracted sales backlog at December 31, 2006, changing business circumstances, and the ability to realize certain deferred tax assets through loss and tax credit carryback strategies. At December 31, 2006, the Company has determined that based on the weight of the available evidence, positive and negative, a full valuation allowance for the net deferred tax assets was required.
     When there is a change in circumstances that causes a change in judgment about the realizability of the deferred tax assets, the Company would adjust all or a portion of the applicable valuation allowance in the period when such changes occur.
Tax Exposures
     The Company is subject to ongoing tax examinations and assessments in various jurisdictions. Accordingly, the Company may incur additional tax expense based upon the outcomes of such matters. In addition, when applicable, the Company adjusts tax expense to reflect both favorable and unfavorable examination results. The Company’s ongoing assessments of the probable outcomes of examinations and related tax positions require judgment and can materially increase or decrease its effective rate as well as impact operating results.

IMAX CORPORATION
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
CRITICAL ACCOUNTING POLICIES (cont’d)
Impact of Recently Issued Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. In addition, SFAS 123R modifies certain measurement and expense recognition provisions of SFAS 123, including the requirement to estimate employee forfeitures each period when recognizing compensation expense and requiring that the initial and subsequent measurement of the cost of liability-based awards each period be based on the fair value (instead of the intrinsic value) of the award. This statement was effective for the Company as of January 1, 2006. The Company adopted the provisions of SFAS 123R using the modified prospective transition method. As a result of the adoption of SFAS 123R, the Company recognized stock-based compensation expense of $1.1 million for the year ended December 31, 2006. For additional information related to SFAS 123R, see notes 2(q) and 17(c) to the accompanying audited consolidated financial statements in Item 8.
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (an interpretation of FASB Statement No. 109) (“FIN 48”). This interpretation prescribes a more likely than not recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provided guidance on derecognition of a tax position, classification of a liability for unrecognized tax benefits, accounting or interest and penalties, accounting in interim periods, and expanded income tax disclosures. FIN 48 was effective for the Company on January 1, 2007. The cumulative effect of the change in accounting principle to be recorded in the first quarter of 2007 upon adoption of FIN 48 is an increase to the tax liability of $2.1 million and a charge to opening deficit.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Company is currently evaluating the potential impact of this statement.
     The FASB also issued in September 2006 Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (an amendment of FASB Statement No. 87, 88, 106 and 132R) (“SFAS 158”). This Standard requires recognition of the unfunded status of a defined benefit plan in the statement of financial position, recognition in other comprehensive income certain actuarial gains and losses and past service costs that arise during the period but are not recognized in the consolidated statement of operations and certain additional disclosures. In addition, SFAS 158 requires all benefit obligations to be measured at the Company’s year-end date. The recognition and disclosure elements are effective as of the end of the Company’s 2006 year-end. and the measurement elements are effective for fiscal years ending after December 15, 2008. The Company’s current measurement date for its defined benefit plans is December 31. Adoption of SFAS 158 has resulted in a credit of $0.8 million net of income tax of $0.3 million to accumulated other comprehensive income, which represents unrecognized prior service credits of $1.7 million and net actuarial losses of $0.8 million at December 31, 2006 and a decrease in the accrued liabilities of $0.9 related to the accrued benefit cost.
     In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 was implemented at the end of the Company’s fiscal 2006 reporting period. Due to the Company’s restatement of prior period financial statements which included booking of all prior period uncorrected errors, there was no impact on adoption of SAB 108 on the Company’s financial statements.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statements No. 115” (“SFAS 159”). SFAS 159 allows the irrevocable election of fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities and other items on an instrument-by-instrument basis. Changes in fair value would be reflected in earnings as they occur. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company is currently evaluating if it will elect the fair value option for any of its eligible financial instruments and other items.

IMAX CORPORATION
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
DISCONTINUED OPERATIONS
     The Company recognized the following items in its 2006 discontinued operations.
     On December 29, 2005, the Company and a previously wholly-owned subsidiary, Digital Projection International, entered into an agreement to settle its loan agreements in exchange for a payment of $3.5 million. During 2006 and 2005, the Company recognized $2.3 million and $1.2 million, respectively, in income from discontinued operations as a result of this settlement.
     On December 23, 2003, the Company closed its owned and operated Miami IMAX theater. The Company completed its abandonment of assets and removal of its projection system from the theater in the first quarter of 2004, with no financial impact. The Company was involved in an arbitration proceeding with the landlord of the theater with respect to the amount owing to the landlord by the Company for lease and guarantee obligations. The amount of loss to the Company was estimated at between $0.9 million and $2.3 million for which the Company accrued $0.9 million. Prior to 2006, the Company paid out $0.8 million, with an additional $0.1 million paid in 2006. On January 5, 2007, as a result of a settlement negotiated between both parties, the Company paid out an additional $0.8 million, extinguishing its obligations to the landlord. This final payment of $0.8 million was accrued by the Company in 2006.
ASSET IMPAIRMENTS AND OTHER SIGNIFICANT CHARGES (RECOVERIES)
     The following table identifies the Company’s charges and recoveries relating to the impairment of assets:

(In thousands of U.S. dollars, except per share amounts)	Years ended December 31,
	2006	2005	2004
		As	As
		restated(1)	restated(1)
Asset impairments
Property, plant and equipment	$1,006	$13	$848
IMAX MPX theater systems under sales-type lease	67	—	—
Other significant charges (recoveries):
Accounts receivable	1,549	(246)	(81)
Inventories	1,322	—	—
Property, plant and equipment	—	—	5
Financing receivables	(483)	(763)	(1,407)
Long-term investments	—	—	(293)

Total asset impairments and other significant charges (recoveries)	$3,461	$(996)	$(928)

(1)	See note 4 to the accompanying audited consolidated financial statements in Item 8 for explanation of the restatements.
Asset Impairments
     In 2006, the Company recorded an asset impairment charge of $1.0 million against fixed assets after the Company assessed the carrying value of certain assets in light of their future expected use. The Company recognized that the carrying values for the assets exceeded the expected discounted future cash flows. In addition, during 2006 the Company revised its estimate on the realizability of its residual values on certain of its sales-type leases and charged $0.1 million to asset impairment. During 2005 and 2004, the Company recorded asset impairment charges of less than $0.1 million and $0.8 million, respectively. In 2004, the value of certain camera assets were assessed as impaired due to lower volume in 2D camera rentals. The Company recognized that the future cash flows of these assets did not support their recoverability.
Other Significant Charges (Recoveries)
     The Company recorded a net provision of $1.5 million in 2006 (2005 — $0.2 million recovery, 2004 –$0.1 million recovery) in accounts receivable as collectibility associated with certain accounts was considered uncertain or settled.
     In 2006, the Company recorded a charge of $1.3 million (2005 — $nil, 2004 — $nil) in costs of goods, services and rentals, for inventories due to a reduced net realizable value.
     In 2006, the Company also recorded a net recovery of previously provided amounts of $0.5 million in financing receivables (2005 — $0.8 million, 2004 — $1.4 million) as the collectibility uncertainty associated with certain leases was resolved by amendment or settlement of the leases.

IMAX CORPORATION
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
RESULTS OF OPERATIONS
Year Ended December 31, 2006 Versus Year Ended December 31, 2005
     As identified in note 22 to the accompanying audited consolidated financial statements in Item 8, the Company has six reportable segments identified by category of product sold or service provided: IMAX systems; film production and IMAX DMR; film distribution; film post-production; theater operations; and other. The IMAX systems segment designs, manufactures, sells or leases and maintains IMAX theater projection system equipment. The film production and IMAX DMR segment produces films and performs film re-mastering services. The film distribution segment distributes films for which the Company has distribution rights. The film post-production segment provides film post-production and film print services. The theater operations segment owns and operates certain IMAX theaters. The other segment includes camera rentals and other miscellaneous items. The accounting policies of the segments are the same as those described in note 2 to the accompanying audited consolidated financial statements in Item 8.
     The Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations have been organized and discussed with respect to the above stated segments. Management feels that a discussion and analysis based on its segments is significantly more relevant as the Company’s Consolidated Statements of Operations captions combine results from several segments.
Revenues
     The Company’s revenues in 2006 were $129.3 million, compared to $135.3 million in 2005, a decrease of 4.4% due in large part to a decrease in theater systems revenue that was partially offset by an increase in films revenue (see below). The following table sets forth the breakdown of revenue by category:
(In thousands of U.S. dollars)

	Years ended December 31,
	2006	2005	2004
IMAX Systems Revenue
Sales and sales-type leases(1)	$45,260	$60,954	$57,710
Ongoing rent(2)	11,107	12,783	11,154
Maintenance	15,708	14,888	14,490

	72,075	88,625	83,354

Films Revenue
Production and IMAX DMR	14,580	8,942	7,692
Distribution	15,094	11,807	13,371
Post-production	6,652	5,220	6,635

	36,326	25,969	27,698

Theater Operations	16,884	17,498	17,415

Other Revenue	3,985	3,230	3,874

	$129,270	$135,322	$132,341

(1)	Includes initial rents and fees and the present value of fixed minimum rents and fees from equipment, sales and sales-type lease transactions.

(2)	Includes rental income from operating leases, revenues from joint revenue sharing arrangements, contingent rents from sales-type leases, contingent fees from sales arrangements and finance income.

IMAX CORPORATION
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
RESULTS OF OPERATIONS (cont’d)
Year Ended December 31, 2006 Versus Year Ended December 31, 2005 (cont’d)
Revenues (cont’d)
     IMAX systems revenue decreased to $72.1 million in 2006 from $88.6 million in 2005, a decrease of 18.6%. Revenue from sales and sales-type leases decreased to $45.3 million in 2006 from $61.0 million in 2005, a decrease of 25.7%. This decrease was due almost entirely to a decrease in settlement revenues of $14.0 million.
     The Company recognized revenue on 30 theater systems which qualified as either sales or sales-type leases in each of 2006 and 2005. There were 26 new theater systems with a value of $41.2 million recognized into revenue in 2006 compared to 21 new theater systems with a total value of $36.4 million recognized in 2005. Four of the theater systems recognized in 2006 related to the sale of used theater systems versus nine used theater systems in 2005. The aggregate sales value of the used systems sold in 2006 totaled $2.8 million compared to $9.1 million for the used systems sold in 2005.
     Average revenue per sales and sales-type lease systems was consistent in 2006 and 2005 at $1.5 million. The change in mix of the theater system configurations is outlined in the table below.

	2006	2005
Sales and Sales-type leases
IMAX 2D GT	2	1
IMAX 2D SR	—	2
IMAX 3D GT	11	12
IMAX 3D SR	5	5
IMAX 3D MPX	12	10

Total	30	30

     Settlement revenue for 2006 was $0.3 million as compared to $14.3 million in 2005. Included in settlement revenue are the following types of arrangements: $0.3 million related to a IMAX MPX conversion agreement (2005 — $0.6 million); $nil related to consensual buyouts for uninstalled theater systems (2005 — $11.7 million); $nil related to termination of agreements after customer default (2005 — $2.0 million). The Company anticipates that while IMAX MPX conversion agreements may continue as IMAX MPX system configurations continue to prove popular with commercial customers, overall revenue from consensual lease buyouts for uninstalled theater systems and terminations of agreements by customer default will continue to remain significantly lower than in past years.
     In addition, the Company installed and began recognizing revenue on one theater system that qualified as an operating lease in 2006 versus five in 2005. The Company recognizes revenue on operating leases over the term of the leases.
     Ongoing rent revenue in 2006 decreased by 13.1% primarily due to the sale of two theater systems which were previously treated as operating leases in 2005. These operating leases had contributed $0.9 million to ongoing rent revenue in 2005. The decrease in ongoing rent revenue was partially offset by revenues from new joint revenue sharing arrangements which increased from $0.7 million in 2005 to $1.1 million in 2006. The Company had the same five joint revenue sharing arrangements in each of these years. Maintenance revenue in 2006 increased 5.2% over the prior year due to an increase in the theater network. The Company expects to see an increase in 2007 compared to 2006 in both ongoing rent and maintenance revenue as the Company’s theater network continues to grow in 2007.

IMAX CORPORATION
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
RESULTS OF OPERATIONS (cont’d)
Year Ended December 31, 2006 Versus Year Ended December 31, 2005 (cont’d)
Revenues (cont’d)
     Film revenues increased to $36.3 million in 2006 from $26.0 million in 2005. Film production and IMAX DMR revenues increased by 63.1% in 2006 to $14.6 million from $8.9 million in 2005. The increase in film production and IMAX DMR revenues is due primarily to the increase in IMAX DMR revenues, which are revenues to the Company generated from the gross box-office performance and conversion services performed on IMAX DMR films, as a result of higher overall gross box-office performance and an increase in conversion services performed on films in 2006 compared to 2005 (seven IMAX DMR films released in 2006 as compared to four IMAX DMR films released in 2005). The films primarily contributing to the increased IMAX DMR revenue include Superman Returns: The IMAX 3D Experience, released in June 2006, the November 2006 release of Happy Feet: The IMAX Experience and the December 2006 release of Night at the Museum: The IMAX Experience. Films contributing to the IMAX DMR revenue for 2005 included Robots: The IMAX Experience, released in March 2005, Batman Begins: The IMAX Experience, released in June 2005, Charlie and the Chocolate Factory: The IMAX Experience, released in July 2005, Harry Potter and the Goblet of Fire: The IMAX Experience, released in November 2005 and The Polar Express: The IMAX 3D Experience re-released in November 2005. Film post-production revenues increased to $6.7 million in 2006 from $5.2 million in 2005, mainly due to an increase in third party business relating to Superman Returns: An IMAX 3D Experience, at the Company’s post-production unit. Film distribution revenues increased to $15.1 million in 2006 from $11.8 million in 2005, an increase of 27.8%, primarily due to the production and release of Deep Sea 3D in March 2006 and the continued gross box-office performance of Magnificent Desolation: Walking on the Moon 3D, released in September 2005. These increases were partially offset by a decrease in distribution revenue related to Space Station, released in April 2002 and Nascar 3D: The IMAX Experience, which was first released in March 2004.
     Theater operations revenue decreased slightly to $16.9 million in 2006 from $17.5 million in 2005 due to a slight decrease in average ticket price of 1% and an overall attendance decrease of 2%.
     Other revenue increased to $4.0 million in 2006 from $3.2 million in 2005, an increase of 23.4%, largely as a result of an increase in the Company’s after market sales. Other revenue primarily includes revenue generated from the Company’s camera and rental business and after market sales of projection system parts and 3D glasses.
     Based on the Company’s expectation of 2007 theater system installations and its estimate of films to be released in 2007, the Company believes it will see higher revenues in 2007.
Outlook
     Theater system installations slip from period to period in the course of the Company’s business, and the Company has seen a significant number of theater system installations originally anticipated for the third and fourth quarters of 2006 move to anticipated installations for 2007 and beyond. The Company currently has 22 complete theater systems in its backlog as at December 31, 2006 that it anticipates will be installed and accepted in 2007, however it cautions that slippages remain a recurring and unpredictable part of its business, and such slippages and delays could impact the timing of revenue recognition (see note 2(n) to the accompanying audited consolidated financial statements in Item 8).
     The Company has signed agreements with Sony Pictures and WB respectively, for the release of IMAX DMR versions of Spider Man 3: The IMAX Experience which was released in May of 2007, 300: The IMAX Experience which was released in March 2007 and Harry Potter and the Order of the Phoenix: An IMAX 3D Experience which was released in July of 2007. In November 2007, the Company in conjunction with Paramount Pictures, Shangri-La Entertainment and WB will release Beowulf: An IMAX 3D Experience. The Company also has an agreement with WB to release The Dark Knight: The IMAX Experience, the next installment of WB’s Batman franchise, in July 2008. In conjunction with WB, the Company has also commenced production on a sequel to Deep Sea 3D, scheduled for release in 2009.
     The Company supplements its sale and lease of theater systems by offering clients joint revenue sharing arrangements, whereby the Company contributes its theater systems, accounted for at its manufactured cost for manufactured components and at the Company’s cost for purchased components. Under some arrangements, the client contributes its retrofitted auditorium and there is a negotiated split of box-office and concession revenues. The Company believes that, by offering such arrangements where exhibitors do not need to pay the initial capital required in a lease or a sale, the Company’s theater network can be expanded more rapidly, and provide the Company with a significant portion of the IMAX box-office from its theaters, as well as greater revenue from the studios releasing IMAX DMR films, for which the Company typically receives a percentage of the studio’s box-office receipts.

IMAX CORPORATION
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
RESULTS OF OPERATIONS (cont’d)
Year Ended December 31, 2006 Versus Year Ended December 31, 2005 (cont’d)
Outlook (cont’d)
     The Company believes that digital technology has evolved sufficiently that it can develop an IMAX digital projection system that delivers high quality imagery consistent with the Company’s brand to deliver to theaters by early 2009. The Company believes that the dramatic print cost savings that would result from an IMAX digital system could lead to more profitability for the Company by increasing the number of films released to the IMAX network, which in turn could result in more theaters in the Company’s network, more profits per theater and more profits for studios amortizing their films over the network. There are a number of risks inherent in the Company’s digital strategy including the risk of exhibitors delaying theater system purchases during the Company’s transition period to digital, and the need to finance the Company’s investments necessary for implementing this strategy. In addition, the Company’s theater system contracts are increasingly including provisions providing for customer upgrades to digital systems, when available. The accounting impact of such provisions may include the deferral of some or all of the revenue (though not the cash) associated with such system until the time of such digital upgrade. Such deferral could result in a significant increase in the Company’s deferred revenue accounts and a significant decrease in the Company’s reported profits prior to the delivery of the digital upgrade. No arrangements with such revisions were recognized as revenue as at December 31, 2006. The Company’s goal is to create a digital product that provides a differentiated experience to moviegoers that is consistent with what they have come to expect from the IMAX brand. The Company believes that transitioning from a film-based platform to a digital platform for a large portion of its customer base is compelling for a number of reasons. The savings to the studios as a result of eliminating film prints are considerable, as the typical cost of an IMAX film print ranges from $22.5 thousand per 2D print to $45 thousand per 3D print. Removing those costs will significantly increase the profit of an IMAX release for a studio which, the Company believes, provides more incentive for studios to release their films to IMAX theaters. The Company similarly believes that economics change favorably for its exhibition clients as a result of a digital transition, since lower print costs and the increased programming flexibility that digital delivery provides should allow theaters to program three to four additional IMAX DMR films per year, thereby increasing both customer choice and total box-office revenue. Finally, digital transmission allows for the opportunity to show attractive alternate programming, such as live events like the Super Bowl or World Cup, in the immersive environment of an IMAX theater.
Gross Margin
     The gross margin across all segments in 2006 was $52.6 million, or 40.7% of total revenue, compared to $63.5 million, or 47.0% of total revenue in 2005. The decrease in gross margin for 2006 is almost entirely due to a decrease in settlement arrangements. Excluding the impact of settlement arrangements, the gross margin for 2006 was 40.5% compared to 40.7% in 2005.
     IMAX theater systems margin, excluding the impact of settlements, was 55.5% in 2006 which was consistent with the 54.9% experienced in 2005. Gross margins on the sale of used systems in 2006 was 92.8% of revenues compared to 64.2% for used systems sold in 2005. Gross margins on the sale of new systems in 2006 were 52.4% of revenues compared to 52.7% for new systems sold in 2005.
     The Company’s gross margin from its total film segment was $10.2 million, or 28.1% of total Film revenue, compared to $6.0 million, or 23.1% of total Film revenue in 2005. Film distribution margin increased by $1.3 million, primarily due to higher margins earned on the mix of films in release during the year. Film production and IMAX DMR gross margin increased by $1.8 million, due primarily to the higher overall gross box-office performance and conversion services performed on Superman Returns: An IMAX 3D Experience. Post-production gross margin increased by $1.1 million, also primarily due to the level of third party business resulting from Superman Returns: An IMAX 3D Experience.
     The Company’s owned and operated theater gross margin increased by $0.4 million in 2006 compared to 2005 as a result of lower rental fees paid to third parties for film, partially offset by the impact of lower gross revenues.

IMAX CORPORATION
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
RESULTS OF OPERATIONS (cont’d)
Year Ended December 31, 2006 Versus Year Ended December 31, 2005 (cont’d)
Gross Margin (cont’d)
     The gross margin on other revenue decreased by $0.6 million in 2006 compared to 2005 primarily as a result of the Company’s decision to sell some of its after market components and upgrades at reduced margins in anticipation of a number of theaters showing Superman Returns: An IMAX 3D Experience. This gross margin decrease was slightly offset by the impact of an increase in gross revenue for the category.
     The Company anticipates higher gross margins in 2007 in comparison to 2006, due to a strong film slate of DMR films released in late 2006 and 2007 and due to higher theater system installations, as commercial exhibitors continue to install new theater systems in their multiplexes.
Other
     Selling, general and administrative expenses were $42.6 million in 2006 versus $37.6 million in 2005. The $5.0 million increase included (i) expenses of $1.1 million in connection with the Company’s unsuccessful process of seeking strategic alternatives, (ii) an increase in legal and professional fees of $3.3 million associated primarily with SFAS 123R implementation costs, costs to amend the Company’s Supplemental Executive Retirement Plan (“the SERP”), expenses incurred to respond to inquiries made by the SEC and OSC and costs related to the restatement of the Company’s prior period consolidated financial statements and (iii) $1.1 million in expenses in 2006 for stock options granted in accordance with the adoption of SFAS 123R. Compensation expenses increased by $2.1 million during 2006 due to a higher Canadian dollar denominated salary expense on the strengthening of the Canadian dollar compared to the prior year, and also due to increased severance costs and employee bonus accruals. The Company also recorded a capital tax expense of $0.4 million in 2006 compared to a $0.4 million recovery in 2005 due to refunds received in 2005 and releases of related tax reserves. Offsetting these increases, the Company amended its SERP on March 8, 2006 to reduce certain benefits, resulting in savings of $3.1 million in compensation expense for 2006 compared to 2005. In addition, other non-cash stock-based compensation decreased by $0.3 million during 2006, due to a reduction in the Company’s share price. The Company recorded a foreign exchange gain of $0.2 million in 2006, compared to a loss of $0.7 million in 2005. The Company records foreign exchange translation gains and losses primarily on a portion of its financing receivable balances which are denominated in Canadian dollars, Euros and Japanese Yen.
     Receivable provisions net of recoveries for accounts receivable and financing receivables amounted to a net provision of $1.1 million in 2006 compared to a net recovery of $1.0 million in 2005. The Company recorded a net provision of $1.4 million (2005 – $0.1 million provision) in accounts receivable as collectibility associated with certain accounts was considered uncertain. The Company recorded a net recovery of $0.3 million (2005 – $1.2 million) in financing receivables as the collectibility uncertainty associated with certain leases was resolved by amendment or settlement of the leases.
     In 2006, the Company recorded asset impairment charges of $1.1 million in 2006 versus less than $0.1 million in 2005 related to the impairment of assets of certain theater operations and property, plant and equipment and a revision in the estimates related to the residual values of certain leased assets.
     Interest income remained consistent at $1.0 million in 2006 and 2005.
     Interest expense decreased slightly to $16.8 million in 2006 from $16.9 million in 2005. Included in interest expense is the amortization of deferred finance costs in the amount of $1.1 million in 2006 and $1.2 million in 2005. The Company’s policy is to defer and amortize all the costs relating to a debt financing over the life of the debt instrument.
Income Taxes
     The Company’s effective tax rate differs from the statutory tax rate and will vary from year to year primarily as a result of numerous permanent differences, investment and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or reductions in the year, changes in the Company’s valuation allowance based on the Company’s recoverability assessments of deferred tax assets, and favorable or unfavorable resolution of various tax examinations. The 2006 income tax provision of $6.2 million includes a net $7.8 million increase in the valuation allowance (taking into account a $6.2 million impairment of deferred tax assets in the fourth quarter) against deferred tax assets to reflect revised estimates regarding the realization of the Company’s deferred income tax assets based on an assessment of positive and negative evidence. As of December 31, 2006, the Company had a gross deferred income tax asset of $52.0 million, against which the Company is carrying a $52.0 million valuation allowance.

IMAX CORPORATION
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
RESULTS OF OPERATIONS (cont’d)
Year Ended December 31, 2006 Versus Year Ended December 31, 2005 (cont’d)
Research and Development
     Research and development expenses amounted to $3.6 million in 2006 compared to $3.2 million in 2005. The expenses primarily reflect research and development activities pertaining to a development of the Company’s new digitally-based theater projector. Through research and development, the Company continues to design and develop cinema-based equipment, software and other technologies to enhance its product offering. The Company believes that the motion picture industry will be affected by the development of digital technologies, particularly in the areas of content creation (image capture), post-production (editing and special effects), distribution and display. Consequently, the Company has made significant investments in digital technologies, including the development of proprietary, patent-pending technology related to a digital projector, as well as technologies to digitally enhance image resolution and quality of motion picture films, and convert monoscopic (2D) to stereoscopic (3D) images. The Company also holds a number of patents, patents pending and intellectual property rights in these areas. In addition, the Company holds numerous digital patents and long-term relationships with key manufacturers and suppliers in digital technology. However, there can be no assurance that the Company will be awarded patents covering its technology or that competitors will not develop similar technologies.
     In recent years, a number of companies have introduced digital 3D projection technology and a small number of Hollywood features have been exhibited in 3D using these technologies. The Company believes that its many competitive strengths, including the IMAX® brand name, the quality and immersiveness of The IMAX Experience, its IMAX DMR technology and its patented theater geometry, significantly differentiate the Company’s 3D presentations from any other 3D presentations.
Discontinued Operations
     On December 29, 2005, the Company and a previously wholly-owned subsidiary, Digital Projection International, entered into an agreement to settle its loan agreements in exchange for a payment of $3.5 million. During 2006 and 2005, the Company recognized $2.3 million and $1.2 million, respectively, in income from discontinued operations as a result of this settlement.
     On December 23, 2003, the Company closed its owned and operated Miami IMAX theater. The Company completed its abandonment of assets and removal of its projection system from the theater in the first quarter of 2004, with no financial impact. The Company was involved in an arbitration proceeding with the landlord of the theater with respect to the amount owing to the landlord by the Company for lease and guarantee obligations. The amount of loss to the Company was estimated at between $0.9 million and $2.3 million for which the Company accrued $0.9 million. Prior to 2006, the Company paid out $0.8 million, with an additional $0.1 million paid in 2006. On January 5, 2007, as a result of a settlement negotiated between both parties, the Company paid out an additional $0.8 million, extinguishing its obligations to the landlord. This final payment of $0.8 million was accrued by the Company in 2006.
Pension Plan Amendment
     On March 8, 2006, the Company and the Co-CEOs negotiated an amendment to the unfunded U.S. defined benefit pension plan, the SERP, covering its two Co-CEOs effective January 1, 2006 which reduced the related pension expense to the Company. Under the original terms of the SERP, once benefit payments begin, the benefit is indexed annually to the cost of living and further provides for 100% continuance for life to the surviving spouse. The Company was represented by the independent directors (as defined in Rule 4200(a)(15) of the NASDAQ Marketplace Rules and Section 1.4 of Multilateral Instrument 52-110 (“Independent Directors”)), who retained Mercer Human Resources Consulting (“Mercer”) and outside legal counsel to advise them on certain analyses regarding the SERP. Under the terms of the SERP amendment, to reduce the ongoing costs to the Company, the cost of living adjustment and surviving spouse benefits previously owed to the Co-CEOs are each reduced by 50%, subject to a recoupment of a percentage of such benefits upon a change of control of the Company, and the net present value of the reduced benefit payments is accelerated and paid out upon a change of control of the Company. The amendment resulted in a credit to accumulated other comprehensive income of $2.8 million, a reduction of other assets of $3.4 million, and a reduction in the accrued pension liability of $6.2 million. The benefits were 50% vested as of July 2000, the SERP initiation date. The vesting percentage increases on a straight-line basis from inception until age 55. The vesting percentage of a member whose employment terminates other than by voluntary retirement or upon change of control shall be 100%. As of December 31, 2006, one of the Co-CEO’s benefits were 100% vested and the other Co-CEO’s benefits were approximately 82% vested.
     A Co-CEO who retires prior to August 1, 2010 will receive benefits in the form of monthly annuity payments until the earlier of a change of control or August 1, 2010 at which time the Co-CEO shall receive remaining benefits in the form of a lump sum payment. A Co-CEO who retires on or after August 1, 2010 shall receive benefits in the form of a lump sum payment.

IMAX CORPORATION
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
RESULTS OF OPERATIONS (cont’d)
Year Ended December 31, 2006 Versus Year Ended December 31, 2005 (cont’d)
Employee Stock-Based Compensation
     On January 1, 2006, the Company adopted SFAS 123R which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors for employee stock options based on estimated fair values. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.
     The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R for 2006 was $1.1 million.
     SFAS 123R requires companies to estimate the fair value of stock-based payment awards on the date of grant using fair value measurement techniques such as an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under the intrinsic value method, stock-based compensation expense was recognized in the Company’s consolidated statement of operations if the exercise prices of the Company’s stock options granted to employees and directors were less than the fair market value of the underlying stock at the date of grant, or terms of options were modified, or for awards that were accounted for as liabilities, based on changes in the intrinsic value of the award.
     Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for 2006 includes compensation expense for stock-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the stock-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In conjunction with the adoption of SFAS 123R, the Company changed its method of attributing the value of stock-based compensation to expense from a method which recognized the expense on a straight-line basis over the vesting term for non-graded vesting options, or in proportion to the amount of graded options that vested in a period to the straight-line single option method. Compensation expense for all stock-based payment awards granted on or prior to January 1, 2006 will continue to be recognized using the historic method while compensation expense for all stock-based payment awards granted subsequent to January 1, 2006 is recognized using the straight-line single-option method. As stock-based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if subsequent information indicates that the actual forfeitures are likely to be different from previous estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to 2006, the Company also estimated forfeitures at the time of grant and revised, if necessary, in subsequent periods.
     The Company utilizes a lattice-binomial option-pricing model (“Binomial Model”) to determine the fair value of stock-based payment awards. The fair value determined by the Binomial Model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the Binomial Model best provides an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123R and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

IMAX CORPORATION
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
RESULTS OF OPERATIONS (cont’d)
Year Ended December 31, 2006 Versus Year Ended December 31, 2005 (cont’d)
Employee Stock-Based Compensation (cont’d)
     The Company determined in the fourth quarter of 2006 that it exceeded, by approximately 1.6%, certain cap limits for grants set by the Company’s stock option plan, and that in 2006, 547,786 options (2005 – 241,500) were granted in excess of such caps, with a weighted average exercise price of $10.39 (2005 – $9.59). Of these options, during 2006, 37,000 options with a weighted average exercise price of $9.89 were forfeited (2005 – nil) and 3,000 with a weighted average exercise price of $9.59 were cancelled for no consideration (2005 – nil). The number of these options outstanding as at December 31, 2006 was 749,286 (2005 – 241,500) with a weighted average exercise price of $10.69 (2005 – $9.59). The number of these options exercisable as at December 31, 2006 was 63,792 (2005 – nil) with a weighted average exercise price of $9.89 (2005 – nil). As the Company intended to settle the obligations for a significant number of these options in cash, these options have been treated as liability-based awards based on fair values as at December 31, 2006. 20,750 of such options were forfeited in May 2007, 195,286 of such options were voluntarily surrendered by the Co-CEOs and members of the Board of Directors for no consideration in June 2007; and 533,250 of such options were settled for cash in June 2007 in an amount of $0.5 million. Compensation cost recognized up to the cancellation date was not reversed for the options cancelled.
Year Ended December 31, 2005 Versus Year Ended December 31, 2004
     Revenues
     The Company’s revenues in 2005 were $135.3 million, compared to $132.3 million in 2004, an increase of 2.2% due primarily to an increase in systems revenue partially offset by a decrease in films and other revenue.
     The IMAX theater Systems segment revenue increased to $88.6 million in 2005 from $83.3 million in 2004, an increase of 6.0%. Revenue from sales and sales-type leases increased to $61.0 million in 2005 from $57.7 million in 2004, an increase of 5.6%. This increase was due primarily to an increase in systems revenue partially offset by a decrease in settlement revenues and lower average revenue per theater system.
     The Company recognized revenue on 30 theater systems which qualified as either sales or sales-type leases in 2005 versus 20 theater systems in 2004. There were 21 new theater systems with a value of $36.4 million recognized into revenue in 2005 compared to 19 theater systems with a total value of $36.9 million recognized in 2004. Nine of the theater systems recognized in 2005 related to the sale of used theater systems versus one used theater system in 2004. More specifically, for additional cash consideration, two customers converted their operating leases into an outright purchase resulting in the sale of seven used theater systems. In addition, the Company sold two used theater systems to new owner/operators, upon termination of operating leases with the original lessees in 2005, versus nil in 2004. As these transactions represent the sale of used theater systems that were several years old, their average value is substantially lower than that of comparable new theater systems. The aggregate sales value of the used systems sold in 2005 totaled $9.1 million compared to $1.2 million for the used system sold in 2004.
     Average revenue per sales and sales-type system configurations decreased from $1.9 million in 2004 to $1.5 million in 2005 due to a greater number of used theater systems sold in 2005 and due to a change in mix of the theater system configurations outlined in the table below.

	2005	2004
Sales and Sales-type leases
IMAX 2D GT	1	2
IMAX 2D SR	2	—
IMAX 3D GT	12	7
IMAX 3D SR	5	6
IMAX 3D MPX	10	5

Total	30	20

     In 2005, the Company recognized $14.3 million in settlement revenue compared to $18.4 million in 2004. In addition, since the introduction of its IMAX MPX system configuration in 2003, the Company has agreed with several customers to terminate their existing agreements which were in the Company’s backlog and sign new IMAX MPX system configuration agreements. The settlement amounts are detailed as follows: $0.6 million in 2005 related to IMAX MPX conversion agreements compared to $5.2 million in 2004; $11.7 million in 2005 related to consensual buyouts for uninstalled theater systems compared to $12.4 million in 2004; and $2.0 million in 2005 related to termination of agreements after customer default compared to $0.8 million in 2004.

IMAX CORPORATION
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
RESULTS OF OPERATIONS (cont’d)
Year Ended December 31, 2005 Versus Year Ended December 31, 2004 (cont’d)
Revenues (cont’d)
     In addition, five theater systems installations were recognized as joint revenue sharing arrangements in 2005 and commenced generating rental income versus one in 2004. The Company recognizes revenue on joint revenue sharing arrangements over the term of the arrangements.
     Ongoing rent revenue in 2005 increased 14.6% due to the increase in operating leases installed in 2005 compared to 2004 as indicated above. Maintenance revenue also increased 2.7% as the Company’s theater network continued to grow in 2005.
     Film segment revenues decreased to $26.0 million in 2005 from $27.7 million in 2004. Film production and IMAX DMR revenues, which are revenues to the Company generated from the gross box-office performance of IMAX DMR films, increased to $8.9 million in 2005 from $7.7 million in 2004. The increase in film production and IMAX DMR revenues was due to the successful launch and performance of four new IMAX DMR films in 2005 versus three new IMAX DMR films in 2004. The 2005 IMAX DMR films included the March 2005 release of Robots: The IMAX Experience, the June 2005 release of Batman Begins: The IMAX Experience, the July 2005 release of Charlie and the Chocolate Factory: The IMAX Experience, and the November 2005 release of Harry Potter and the Goblet of Fire: The IMAX Experience. The increase in film production and IMAX DMR revenues was partially offset by a decrease in film distribution revenues and film post-production revenues. Film distribution revenues are revenues related to the release of films in the IMAX 15/70-format library or new 15/70-format productions to which the Company has distribution rights. Film distribution revenues decreased to $11.8 million in 2005 from $13.4 million in 2004, a decrease of 11.7%, primarily due to the timing of new film releases. The 2004 film NASCAR 3D: The IMAX Experience was released during the early portion of the year (March 2004), whereas the 2005 film Magnificent Desolation: Walking on the Moon 3D was released in the late part of the year (September 2005). Post-production revenues decreased to $5.2 million in 2005 from $6.6 million in 2004, a decrease of 21.3% mainly due to a decrease in third party business at the Company’s post-production unit.
     Theater operations revenue increased slightly to $17.5 million in 2005 from $17.4 million in 2004 due to an increase in the average ticket prices of 7.1%, partially offset by an overall attendance decrease of 6.2%.
     Other revenue decreased to $3.2 million in 2005 from $3.9 million in 2004, a decrease of 16.7%, largely as a result of a decrease in sponsorship revenue and after market sales.
Gross Margin
     The gross margin across all segments in 2005 was $63.5 million, or 47.0% of total revenue, compared to $64.1 million, or 48.4% of total revenue in 2004. The decrease in gross margins for 2005 is primarily due to a decrease in settlement arrangements. Excluding the impact of settlement arrangements, the gross margin in 2005 was 40.7% compared to 40.1% in 2004.
     IMAX systems margin, excluding the impact of settlements, was 54.9% in 2005 compared to 60.5% in 2004 due to a change in mix of the theater system configurations. Gross margins on the sale of used systems in 2005 were 64.2% of revenues compared to 48.4% for the one used system sold in 2004. Gross margins on the sale of new systems in 2005 were 52.7% of revenues compared to 62.2% for new systems sold in 2004.
     The Company’s gross margin from its total film segment was $6.0 million in 2005, or 23.1% of total Film revenue, compared to $4.6 million, or 16.7% of total Film revenue in 2004. The Company’s film production and IMAX DMR gross margin increased by $1.8 million primarily due to the strong box-office results from the 2005 release of Charlie and The Chocolate Factory: The IMAX Experience and Harry Potter and the Goblet of Fire: The IMAX Experience, along with the continued strong performance of The Polar Express: An IMAX 3D Experience, which was re-released in 2005. The Company’s film distribution gross margin decreased by $1.0 million primarily due to marketing expenses related to Deep Sea 3D and offset by the release of Magnificent Desolation: Walking on the Moon 3D in September 2005, and due to the continued success of Nascar 3D: The IMAX Experience. Post-production gross margin increased by $0.5 million in 2005 compared to 2004 mainly due to higher margins from consulting services and increased supplier volume rebates.
     The Company’s owned and operated theater gross margin decreased by $0.7 million in 2005 in comparison to 2004 as a result of higher rental fees paid to third parties for film.
     The gross margin on other revenue increased significantly in 2005 primarily due to the increased revenues related to the rental of 2D and 3D cameras, and a write down of camera assets in 2004. As a result, there was a minimal amount of camera assets to depreciate in 2005.

IMAX CORPORATION
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
RESULTS OF OPERATIONS (cont’d)
Year Ended December 31, 2005 Versus Year Ended December 31, 2004 (cont’d)
Other
     Selling, general and administrative expenses were $37.6 million in the 2005 versus $36.4 million in 2004. Legal fees for 2005 increased by $2.4 million as the Company incurred legal costs related to patent infringement matters and settled certain litigation matters. Other professional fees decreased by $0.8 million in 2005 due to lower costs incurred during the year to comply with Sarbanes-Oxley regulations in comparison to 2004 the year of adoption. Non-cash stock-based compensation decreased by $0.2 million in 2005 due to changes in the Company share price. The Company recorded a net capital tax recovery of $0.4 million in 2005 due to refunds received in the year and releases of related tax reserve and expensed $0.7 million for capital taxes paid in 2004. The Company recorded a foreign exchange loss of $0.7 million in 2005 compared to a gain of $0.4 million in 2004 primarily due to the impact of a stronger U.S. dollar on Euro receivable balances. The Company records foreign exchange translation gains and losses primarily on a portion of its financing receivable balances which are denominated in Canadian dollars, Euros and Japanese Yen.
     Amortization of intangibles increased to $0.9 million in 2005 from $0.7 million in 2004.
     Receivable provisions net of recoveries for accounts receivable and financing receivables amounted to a net recovery of $1.0 million in 2005, compared to a net recovery of $1.5 million in 2004, due to favorable outcomes on lease amendments for both periods.
     The Company recorded an asset impairment charge of less than $0.1 million in 2005. The Company took in asset impairment charge of $0.8 million in 2004 after the Company reduced the carrying value of certain of its camera assets in 2004 due to lower volume in 2D camera rentals. The Company assessed that the future cash flows of these assets did not support their recoverability.
     Interest income increased to $1.0 million in 2005 from $0.8 million in 2004 primarily due to higher average cash and short-term investment balances along with higher yields throughout 2005 compared to 2004.
     Interest expense decreased to $16.9 million in 2005 from $17.1 million in 2004. Included in interest expense is the amortization of deferred finance costs in the amount of $1.2 million in 2005 and 2004. The Company’s policy is to defer and amortize all the costs relating to a debt financing over the life of the debt instrument.
     In 2004, the Company recorded a gain of $0.3 million from the sale of its equity investment in MFE. The Company did not have any interests in long-term investments in 2005.
Income Taxes
     The Company’s effective tax rate differs from the statutory tax rate and will vary from year to year primarily as a result of numerous permanent differences, investment and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or reductions in the year, changes in the Company’s valuation allowance based on the Company’s recoverability assessments of deferred tax assets, and favorable or unfavorable resolution of various tax examinations. The 2005 income tax provision of $1.1 million includes a net $0.5 million decrease in the valuation allowance against deferred tax assets to reflect revised estimates at the time regarding the realization of the Company’s deferred income tax assets based on an assessment of positive and negative evidence. The Company also favorably resolved certain tax audits in the year resulting in tax recoveries of $0.2 million and the release of related tax reserves of $0.2 million to the income tax provision. In addition, the Company concluded an examination by the provincial authorities for the 1999 and 2000 taxation years. The audit resulted in a net cash tax recovery of $0.3 million in the year. The recovery was recorded in two parts. An amount of $0.4 million has been charged through the current income tax provision offset by a recovery of provincial capital taxes in the amount of $0.7 million through selling, general and administrative expenses in the year and the release of related capital tax reserves of $0.3 million. As of December 31, 2005, the Company had a gross deferred income tax asset of $49.8 million, against which the Company is carrying a $43.6 million valuation allowance.
Loss on Retirement of Notes
     During 2004, the Company recorded a loss of $0.8 million related to costs associated with the redemption of $29.2 million of the Company’s 7.875% Senior Notes due 2005 (the “Old Senior Notes”). This transaction had the effect of fully extinguishing the Old Senior Notes.

IMAX CORPORATION
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
RESULTS OF OPERATIONS (cont’d)
Year Ended December 31, 2005 Versus Year Ended December 31, 2004 (cont’d)
Discontinued Operations
     On December 29, 2005, the Company and a previously wholly-owned subsidiary, Digital Projection International, entered into an agreement to settle its loan agreements in exchange for a payment of $3.5 million. During 2006 and 2005, the Company recognized $2.3 million and $1.2 million, respectively, in income from discontinued operations as a result of this settlement.
     On December 23, 2003, the Company closed its owned and operated Miami IMAX theater. The Company completed its abandonment of assets and removal of its projection system from the theater in the first quarter of 2004, with no financial impact. The Company was involved in an arbitration proceeding with the landlord of the theater with respect to the amount owing to the landlord by the Company for lease and guarantee obligations. The amount of loss to the Company was estimated at between $0.9 million and $2.3 million for which the Company accrued $0.9 million. Prior to 2006, the Company paid out $0.8 million, with an additional $0.1 million paid in 2006. On January 5, 2007, as a result of a settlement negotiated between both parties, the Company paid out an additional $0.8 million, extinguishing its obligations to the landlord. This final payment of $0.8 million was accrued by the Company in 2006.
Research and Development
     Research and development expenses were $3.2 million in 2005 versus $4.0 million in 2004. The lower level of expenses in 2005 primarily reflects lower research and development expenses pertaining to the Company’s IMAX MPX theater projection system, which is now complete. Through research and development, the Company continues to design and develop cinema-based equipment, software and other technologies to enhance its product offering, including the continued enhancement of a method of generating stereoscopic (3D) imaging data from a monoscopic (2D) source. The Company believes that the motion picture industry will be affected by the development of digital technologies, particularly in the areas of content creation (image capture), post-production (editing and special effects), digital re-mastering, distribution and display. Consequently, the Company has made significant investments in digital technologies, including the development of a proprietary, patent-pending technology to digitally enhance image resolution and quality of motion picture films, the conversion of monoscopic (2D) to stereoscopic (3D) images and the development of an IMAX digital projector, and holds a number of patents, patents pending and intellectual property rights in these areas. In addition, the Company holds numerous digital patents and long-term relationships with key manufacturers and suppliers in digital technology. However, there can be no assurance that the Company will be awarded patents covering its technology or that competitors will not develop similar technologies.
LIQUIDITY AND CAPITAL RESOURCES
Credit Facility
     On February 6, 2004, the Company entered into a Loan Agreement for a secured revolving credit facility as amended on June 30, 2005 and as further amended by the Second Amendment to the Loan Agreement which was entered into with effect from May 16, 2006 (the “Credit Facility”). The Credit Facility is a revolving credit facility expiring on October 31, 2009 with an optional one-year renewal thereafter contingent upon approval by the lender, permitting maximum aggregate borrowings of $40.0 million, subject to a borrowing base calculation which includes the Company’s financing receivables, operating leases, finished goods inventory and capital assets with certain reserve requirements and deductions for outstanding letters of credit. As at December 31, 2006, the Company’s current borrowing capacity under such calculation is $23.6 million after deduction for outstanding letters of credit of $9.4 million. The Credit Facility bears interest at the applicable prime rate per annum or LIBOR plus a margin as specified therein per annum and is collateralized by a first priority security interest in all of the current and future assets of the Company. The Credit Facility contains typical affirmative and negative covenants, including covenants that restrict the Company’s ability to: incur certain additional indebtedness; make certain loans, investments or guarantees; pay dividends; make certain asset sales; incur certain liens or other encumbrances; conduct certain transactions with affiliates and enter into certain corporate transactions. In addition, the Credit Facility agreement contains customary events of default, including upon an acquisition or a change of control that may have a material adverse effect on the Company or a guarantor. The Credit Facility also requires the Company to maintain, over a period of time, a minimum level of cash collections and a minimum level of adjusted earnings before interest, taxes, depreciation and amortization including film asset amortization, stock and non-cash compensation, write downs (recoveries), asset impairment charges, and other non-cash uses of funds on a trailing four quarter basis calculated quarterly, of not less than $20.0 million.

IMAX CORPORATION
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
LIQUIDITY AND CAPITAL RESOURCES (cont’d)
Credit Facility (cont’d)
     The failure to comply with this particular adjusted EBITDA covenant for a single quarter will result in a cash dominion event. Failure to comply for two or more successive quarters result in an event of default.
     The Company is in compliance with its adjusted EBITDA covenant for December 31, 2006. The calculation, as acknowledged by the Credit Facility lender is as follows based on the Company’s 2006 reported results:
Adjusted EBITDA per Credit Facility:
(In thousands of U.S. dollars)

Net loss from continuing operations	$(18,312)
Add:
Provision for income taxes	6,218
Interest expense, net of interest income	15,723
Depreciation and amortization including film asset amortization(1)	15,716
Write downs (recoveries) including asset impairments and receivable provisions(1)	3,461
Stock and other non-cash compensation	2,898

$25,704

(1)	See note 21 to the accompanying audited consolidated financial statements in Item 8.
     Under the terms of the Credit Facility, the Company has to comply with several reporting requirements including the delivery of audited consolidated financial statements within 120 days of the end of the fiscal year.
     In March 2007, the Company delayed the filing of its Annual Report on Form 10-K for the year ended December 31, 2006 beyond the filing deadline in order to restate financial statements for periods during the fiscal years 2002 — 2006. On March 27, 2007, the Credit Facility lender waived the requirement for the Company to deliver audited consolidated financial statements within 120 days of the end of the fiscal year ended December 31, 2006, provided such statements and documents are delivered on or before June 30, 2007. On June 27, 2007, the Credit Facility lender agreed that an event of default would not be deemed to have occurred unless the Company’s 10-K filing does not occur by July 31, 2007 or upon the occurrence and continuance of an event of default under the Company’s indenture governing its Senior Notes which goes uncured within the applicable grace period.
Cash and Cash Equivalents
     As at December 31, 2006, the Company’s principal sources of liquidity included cash and cash equivalents of $25.1 million, short-term investments of $2.1 million, the Credit Facility, trade accounts receivable of $26.0 million and anticipated collection from financing receivables due in the next 12 months of $11.8 million. As at December 31, 2006, the Company has not drawn down on the Credit Facility, and has letters of credit for $9.4 million outstanding secured by the Credit Facility arrangement.
     The Company believes that cash flow from operations together with existing cash and borrowing available under the Credit Facility will be sufficient to fund the Company’s business operations, including its strategic initiatives relating to joint revenue sharing arrangements and to fund the development of its digitally-based projection system. The Company similarly believes it will be able to continue to meet customer commitments for at least the 12 month period commencing December 31, 2006. However, the Company’s operating cash flow will be adversely impacted if management’s projections of future signings and installations are not realized. The Company forecasts its short-term liquidity requirements on a quarterly and annual basis. Since the Company’s future cash flows are based on estimates and there may be factors that are outside of the Company’s control (see “Risk Factors” in Item 1A.), there is no guarantee the Company will continue to be able to fund its operations through cash flows from operations. Under the terms of the Company’s typical theater system lease agreement, the Company receives substantial cash payments before the Company completes the performance of its obligations. Similarly, the Company receives cash payments for some of its film productions in advance of related cash expenditures.
     The Company’s net cash provided by (used in) operating activities is impacted by a number of factors, including the proceeds associated with new signings of theater system lease and sale agreements in the year, costs associated with contributing systems under joint revenue sharing arrangements, the box-office performance of films distributed by the Company and/or exhibited in the Company’s theaters, increases or decreases in the Company’s operating expenses, including research and development, and the level of cash collections received from its customers.

IMAX CORPORATION
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
LIQUIDITY AND CAPITAL RESOURCES (cont’d)
Cash and Cash Equivalents (cont’d)
     Cash used in operating activities amounted to $6.0 million for the year ended December 31, 2006. Changes in other non-cash operating assets as compared to December 31, 2005 include: an increase of $2.5 million in financing receivables; a $8.6 million increase in accounts receivable principally relating to recoupments payable by the studios related to the Company’s percentage interests in gross box-office; a decrease of $0.1 million in inventories; and a $0.2 million decrease in prepaid expenses, which mostly relates to prepaid film print costs which will be expensed over the period to be benefited. Changes in other non-cash operating liabilities as compared to December 31, 2005 include: a decrease in deferred revenue of $3.1 million related to current year signings and backlog payments thereon, less amounts relieved from deferred revenue related to theater system installations in the year; an increase in accounts payable of $4.0 million due mainly to amounts owing to the Company’s film print supplier relating to the volume of prints ordered and delivered for Open Season: An IMAX 3D Experience and Night at the Museum: The IMAX Experience, and an increase of $4.0 million in accrued liabilities. Included in accrued liabilities at December 31, 2006, were less than $0.1 million in film finance proceeds which are required to be spent on a specific film project and an amount of $26.1 million in respect of accrued pension obligations which are mainly long-term in nature.
     Net cash provided by investing activities amounted to $3.0 million in 2006, which includes purchases of short-term investments of $20.9 million, proceeds from maturities of short-term investments of $27.3 million, purchases of $2.0 million in property, plant and equipment, an increase in other assets of $0.9 million relating to the increase in the cash surrender value of life insurance policies and commissions related to backlog contracts and an increase of other intangible assets of $0.4 million.
     Net cash provided by financing activities in 2006 amounted to $0.3 million due to the issuance of common shares through the exercise of stock options.
     The Company also received $3.5 million in cash on settlement of a note receivable related to the sale of Digital Projection International which was discontinued in 2001, and made a $0.1 million payment in the year related to litigation matters surrounding the Miami IMAX Theater.
     Capital expenditures including the purchase of property, plant and equipment and investments in film assets were $11.9 million for the year ended December 31, 2006.
     Net cash provided by operating activities amounted to $1.8 million in the year ended December 31, 2005. Changes in other non-cash operating assets and liabilities included a decrease in deferred revenue of $2.1 million, a decrease in accrued liabilities of $7.7 million, a $0.5 million increase in financing receivables, an increase of $2.7 million in accounts receivable and increase in inventory of $1.8 million. Net cash used by investing activities in the year ended December 31, 2005 amounted to $10.7 million, primarily consisting of $31.3 million invested in short-term investments and $23.5 million received from proceeds from maturities of short-term investments. Net cash provided by financing activities in 2005 includes $3.6 million received from the issuance of common shares through the exercise of stock options. The Company also received $0.8 million in cash on a note receivable from a discontinued operation. Capital expenditures including the purchase of property, plant and equipment net of sales proceeds and investments in film assets were $9.3 million in the year ended December 31, 2005.
Letters of Credit and Other Commitments
     As at December 31, 2006, the Company has letters of credit of $9.4 million outstanding, of which the entire balance has been secured by the Credit Facility. In addition, the Company has performance guarantees outstanding of $0.6 million that have been guaranteed through Export Development Canada. The Company is also required to expend $0.1 million included in accrued liabilities towards the distribution of a motion picture title.
Senior Notes due 2010
     In December 2003, the Company completed a private placement of $160.0 million principal of 9.625% Senior Notes due December 1, 2010 (the “Unregistered Senior Notes”) to a group of initial purchasers. In November 2004, the Company completed an exchange offer wherein $159.0 million of the Company’s Unregistered Senior Notes were exchanged for Senior Notes registered under the Securities Act of 1933, as amended (the “Registered Senior Notes”). Apart from the fact that the Registered Senior Notes have been registered under the Securities Act, the Unregistered Senior Notes and the Registered Senior Notes are substantially identical and are referred to herein as the “Senior Notes”.

IMAX CORPORATION
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
LIQUIDITY AND CAPITAL RESOURCES (cont’d)
Senior Notes due 2010 (cont’d)
     The Senior Notes bear interest at a rate of 9.625% per annum and are unsecured obligations that rank equally with any of the Company’s existing and future senior indebtedness and senior to all of the Company’s existing and future subordinated indebtedness. The payment of principal, premium, if any, and interest on the Senior Notes is unconditionally guaranteed, jointly and severally, by certain of the Company’s wholly-owned subsidiaries. The Senior Notes are subject to redemption for cash by the Company, in whole or in part, at any time on or after December 1, 2007, at redemption prices expressed as percentages of the principal amount for each 12-month period commencing December 1 of the years indicated: 2007 – 104.813%; 2008 – 102.406%; 2009 and thereafter – 100.000%, together with accrued and unpaid interest thereon to the redemption date. If certain changes were to result in the imposition of withholding taxes under Canadian law, the Senior Notes are subject to redemption at the Company’s option, in whole but not in part, at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest to the date of redemption. In the event of a change in control, the Company will be required to make an offer to repurchase the Senior Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. In addition, prior to December 1, 2006, under certain conditions, the Company could have redeemed up to 35% of the Senior Notes with the proceeds of certain equity offerings at 109.625% of the principal amount thereof together with accrued and unpaid interest thereon to the date of redemption.
     The terms of the Company’s Senior Notes impose certain restrictions on its operating and financing activities, including certain restrictions on the Company’s ability to: incur certain additional indebtedness; make certain distributions or certain other restricted payments; grant liens; create certain dividend and other payment restrictions affecting the Company’s subsidiaries; sell certain assets or merge with or into other companies; and enter into certain transactions with affiliates. The Company believes these restrictions will not have a material impact on its financial condition or results of operations.
     As at December 31, 2006, the Company had outstanding $159.0 million aggregate principal of Registered Senior Notes and $1.0 million aggregate principal of Unregistered Senior Notes.
     The terms of the Company’s Senior Notes require that annual and quarterly financial statements are filed with the Trustee within 15 days of the required public company filing deadlines. If these financial reporting covenants are breached then this is considered an event of default under the terms of the Senior Notes and the Company has 30 days to cure this default, after which the Senior Notes become due and payable.
     In March 2007, the Company delayed the filing of its Annual Report on Form 10-K for the year ended December 31, 2006 beyond the required public company filing deadline due to the discovery of certain accounting errors, broadened its accounting review to include certain other accounting matters based on comments received by the Company from the SEC and OSC, and ultimately restated financial statements for certain periods during those years. The filing delay resulted in the Company being in default of a financial reporting covenant under the indenture dated as of December 4, 2003, and as thereafter amended and supplemented, governing the Company’s Senior Notes due 2010 (the “Indenture”).
     On April 16, 2007 the Company completed a consent solicitation, receiving consents from holders of approximate 60% aggregate principal amount of the Senior Notes (the “Consenting Holders”) to execute a ninth supplemental indenture (the “Supplemental Indenture”) to the Indenture with the Guarantors named therein and U.S. Bank National Association. The Supplemental Indenture waived any defaults existing at such time arising from a failure by the Company to comply with the Indenture’s reporting covenant requiring that annual and quarterly financial statements are filed with the trustee within 15 days of the required public company filing deadlines, and extended until May 31, 2007, or at the Company’s election until June 30, 2007 (the “Covenant Reversion Date”), the date by which the Company’s failure to comply with the reporting covenant shall constitute a default, or be the basis for an event of default under the Indenture. The Company paid consent fees of $1.0 million to the Consenting Holders. On May 30, 2007, the Company provided notice to the holders of the Senior Notes of its election to extend the Covenant Reversion Date to June 30, 2007. The Company paid additional consent fees of $0.5 million to the Consenting Holders. Because the Company did not file its Annual Report on Form 10-K for the year ended December 31, 2006 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 by June 30, 2007, it was in default of the reporting covenant under the Indenture on July 1, 2007, and received notice of such default on July 2, 2007. The Company will cure such default under the Indenture, which provides for a 30-day cure period for defaults under the reporting covenant, by filing this 10-K and the first quarter 2007 10-Q by the end of the 30-day cure period.

IMAX CORPORATION
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
LIQUIDITY AND CAPITAL RESOURCES (cont’d)
Old Senior Notes due 2005
     In December 1998, the Company issued $200.0 million of Senior Notes due December 1, 2005 bearing interest at a rate of 7.875% per annum (the “Old Senior Notes”).
     During 2003, the Company retired an aggregate of $47.2 million principal amount of the Old Senior Notes and accrued interest of $0.7 million in exchange for the issuance of 5,838,353 of its common shares at an average value of $8.28 per share. The Company recorded additional charges of $0.3 million related to costs associated with this retirement. These transactions had the effect of reducing the principal amount of the Company’s outstanding Old Senior Notes to $152.8 million. In December 2003, the Company completed a tender offer and consent solicitation for its remaining $152.8 million of the Old Senior Notes. In December 2003, $123.6 million in principal of the Old Senior Notes were redeemed pursuant to the tender offer. Notice of Redemption for all remaining outstanding Old Senior Notes was delivered on December 4, 2003 and the remaining $29.2 million of outstanding Old Senior Notes were redeemed on January 2, 2004. A loss of $0.8 million related to the retirement was recorded in 2004.
Rental Obligations
     The Company’s total minimum annual rental payments to be made under operating leases as of December 31, 2006 are as follows:

2007	$5,824
2008	5,651
2009	5,511
2010	5,656
2011	5,793
Thereafter	14,293

$42,728

Pension and Postretirement Obligations
     The Company has a defined benefit pension plan, the SERP, covering its two Co-CEOs. As at December 31, 2006, the Company had an unfunded and accrued projected benefit obligation of approximately $26.1 million (December 31, 2005 — $31.1 million) in respect of the SERP. At the time the Company established the SERP, it also took out life insurance policies on its two Co-CEOs with coverage amounts of $21.5 million in aggregate. The Company intends to use the proceeds of life insurance policies taken on its Co-CEOs to be applied towards the benefits due and payable under the SERP, although there can be no assurance that the Company will ultimately do so. As at December 31, 2006, the cash surrender value of the insurance policies is $4.3 million (December 31, 2005 - $3.3 million).
     In July 2000, the Company agreed to maintain health benefits for its two Co-CEOs upon retirement. As at December 31, 2006, the Company had an unfunded benefit obligation of $0.4 million (December 31, 2005 — $0.4 million).
     On March 8, 2006, the Company and the Co-CEOs negotiated an amendment to the SERP covering its two Co-CEOs effective January 1, 2006 which reduced the related pension expense to the Company. Under the original terms of the SERP, once benefit payments begin, the benefit is indexed annually to the cost of living and further provides for 100% continuance for life to the surviving spouse. The Company represented by the Independent Directors, who retained Mercer Human Resources Consulting (“Mercer”) and outside legal counsel to advise them on certain analyses regarding the SERP. Under the terms of the SERP amendment, to reduce the ongoing costs to the Company, the cost of living adjustment and surviving spouse benefits previously owed to the Co-CEOs are each reduced by 50%, subject to a recoupment of a percentage of such benefits upon a change of control of the Company, and the net present value of the reduced benefit payments is accelerated and paid out upon a change of control of the Company. The amendment resulted in a credit to accumulated other comprehensive income of $2.8 million, a reduction of other assets of $3.4 million, and a reduction in the accrued pension liability of $6.2 million. The benefits were 50% vested as of July 2000, the plan initiation date. The vesting percentage increases on a straight-line basis from inception until age 55. The vesting percentage of a member whose employment terminates other than by voluntary retirement or upon change of control shall be 100%. As of December 31, 2006, one of the Co-CEO’s benefits were 100% vested and the other Co-CEO’s benefits were approximately 82% vested.
     A Co-CEO who retires prior to August 1, 2010 will receive SERP benefits in the form of monthly annuity payments until the earlier of a change of control or August 1, 2010 at which time the Co-CEO shall receive remaining benefits in the form of a lump sum payment. A Co-CEO who retires on or after August 1, 2010 shall receive SERP benefits in the form of a lump sum payment.

IMAX CORPORATION
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
OFF-BALANCE SHEET ARRANGEMENTS
     There are currently no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Company’s financial condition.
CONTRACTUAL OBLIGATIONS
     Payments to be made by the Company under contractual obligations are as follows:

	Payments due by Period
		Less than 1			More than
Contractual Obligations	Total	Year	1-3 years	3-5 years	5 Years
Long-term debt obligations
Principal	$160,000	$—	$—	$160,000	$—
Interest	$46,200	$15,400	$30,800	$—	$—
Capital lease obligations	$343	$267	$76	$—	$—
Operating lease obligations	$42,728	$5,824	$11,162	$11,449	$14,293
Pension obligations	$33,917	$—	$2,023	$31,894	$—
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     The Company is exposed to market risk from changes in foreign currency rates. The Company does not use financial instruments for trading or other speculative purposes.
     A majority of the Company’s revenue is denominated in U.S. dollars while a significant portion of its costs and expenses is denominated in Canadian dollars. A portion of the Company’s net U.S. dollar flows is converted to Canadian dollars to fund Canadian dollar expenses through the spot market. In Japan, the Company has ongoing operating expenses related to its operations. Net Japanese yen cash flows are converted to U.S. dollars through the spot market. The Company also has cash receipts under leases denominated in Japanese yen, Euros and Canadian dollars. In 2006, the Company recorded translation gains of $0.2 million (2005 — $0.7 million loss) primarily from the receivables associated with leases denominated in Euros, as the value of the U.S. dollar declined in relation to the Euro. The value of the U.S. dollar declined in relation to the Canadian dollar and therefore had a negative impact on working capital. The Company plans to convert Japanese yen and Euros lease cash flows to U.S. dollars through the spot markets on a go-forward basis.

IMAX CORPORATION
Item 8. Financial Statements and Supplementary Data

IMAX CORPORATION
Report of Independent Registered Public Accounting Firm
To the Shareholders of IMAX Corporation:
     We have completed integrated audits of IMAX Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated Financial Statements And Financial Statement Schedule
     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of IMAX Corporation (the “Company”) and its subsidiaries as of December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     As described in note 4 to the consolidated financial statements, the consolidated financial statements of the Company as of December 31, 2005 and for the years ended December 31, 2005 and 2004 have been restated.
     As described in note 2 (q) and 3 to the consolidated financial statements, the Company changed its accounting policies for the stock option plans and the defined benefit pension plan, respectively.
Internal control over financial reporting
     Also, we have audited management’s assessment, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, due to certain material weaknesses that have been discussed therein, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.
     We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

IMAX CORPORATION
Report of Independent Registered Public Accounting Firm
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2006, the following material weaknesses have been identified and included in management’s assessment:
1.	The Company did not maintain adequate controls, including period-end controls, over the analysis and review of revenue recognition for sales and lease transactions in accordance with U.S. GAAP. Specifically, effective controls were not maintained to correctly assess the identification of deliverables and their aggregation into units of accounting and in certain cases the point when certain units of accounting were substantially complete to allow for revenue recognition on a theater system. In addition, the Company did not have effective controls over other aspects of such transactions including identifying the fair values of certain future deliverables, identifying certain clauses in arrangements that impact revenue recognition, accounting for warranty costs, the appropriate accounting for certain settlement agreements and the recognition of finance income on impaired receivables.

2.	The Company did not maintain effective controls, including period-end controls, over accounting for film transactions in accordance with U.S. GAAP. Specifically, effective controls were not maintained related to the classification and accurate recording of marketing and advertising costs of co-produced film productions, production fees on co-produced films and the application of the individual-film forecast computation method to film assets, participation liabilities and deferred production fees.

3.	The Company did not maintain effective controls, including period-end controls, over the accounting for contract origination costs in accordance with U.S. GAAP. Specifically, effective controls were not maintained related to the classification of fees paid to a professional services firm.

4.	The Company did not maintain adequate controls over the complete and accurate recording of postretirement benefits other than pensions in accordance with U.S. GAAP. Specifically, effective controls were not maintained over the complete identification of all relevant contractual provisions within its executive employment contracts.
Each of the control deficiencies referred to above contributed to the restatement of the Company’s consolidated financial statements for the years ended December 31, 2002 through 2005, its consolidated financial statements for each of the quarters in the year ended December 31, 2005 and its consolidated financial statements for each of the quarters ended March 31, June 30 and September 30, 2006, and audit adjustments to the Company’s 2006 annual consolidated financial statements, affecting principally revenues, costs of goods sold, selling, general, and administrative expenses, accounts receivable, financing receivables, inventories, prepaid expenses, film assets, fixed assets, other assets, accounts payable, accrued liabilities and deferred revenue, and related disclosures including postretirement benefits.
5.	The Company did not maintain effective controls over the intraperiod allocation of the provision for income taxes in accordance with U.S. GAAP. Specifically, effective controls were not in place such that the tax provisions were appropriately allocated to continuing operations, discontinued operations, and accumulated other comprehensive income. This control deficiency resulted in an audit adjustment to the Company’s 2006 annual consolidated financial statements, affecting the provisions for income taxes, net earnings from discontinued operations, and accumulated other comprehensive income.

IMAX CORPORATION
Report of Independent Registered Public Accounting Firm
6.	The Company did not maintain adequate controls over the lines of communication between operational departments and the Finance Department related to revenue recognition for sales and lease transactions. Specifically, effective controls were not maintained to raise on a timely basis certain issues relating to observations of the installation process, any remaining installation or operating obligations, and concessions on contractual terms that may impact the accuracy and timing of revenue recognition. This control deficiency contributed to the restatement of the Company’s consolidated financial statements for the years ended December 31, 2002 through 2005, its consolidated financial statements for each of the quarters in the year ended December 31, 2005 and its consolidated financial statements for each of the quarters ended March 31, June 30 and September 30, 2006, and audit adjustments to the Company’s 2006 annual consolidated financial statements, affecting principally revenues, costs of goods sold, selling, general, and administrative expenses, financing receivables, inventories, prepaid expenses, fixed assets, other assets, accounts payable, accrued liabilities and deferred revenue, and related disclosures.

7.	The Company did not maintain adequate controls over the timely communication between departments of information relating to developing issues that may impact the Company’s financial reporting. Specifically, effective controls were not maintained over the status of a review of cap limits under the Company’s Stock Option Plan that affected the recording and related disclosure of stock-based compensation benefits. This control deficiency contributed to a restatement of the Company’s September 30, 2006 financial statements, affecting accrued liabilities, other equity and selling, general and administrative expenses, and related disclosures.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2006 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
Chartered Accountants, Licensed Public Accountants
Toronto, Ontario
July 20, 2007

IMAX CORPORATION
CONSOLIDATED BALANCE SHEETS
In accordance with United States Generally Accepted Accounting Principles
(In thousands of U.S. dollars)

	As at December 31,
	2006	2005
		As restated
		(note 4)
Assets
Cash and cash equivalents	$25,123	$24,324
Short-term investments	2,115	8,171
Accounts receivable, net of allowance for doubtful accounts of $3,253 (2005 - $2,473)	26,017	20,116
Financing receivables (note 5)	65,878	62,837
Inventories (note 6)	26,913	28,967
Prepaid expenses	3,432	3,632
Film assets (note 7)	1,235	1,708
Property, plant and equipment (note 8)	24,389	27,363
Other assets (note 9)	10,365	14,134
Deferred income taxes (note 10)	—	6,171
Goodwill	39,027	39,027
Other intangible assets (note 11)	2,547	2,701

Total assets	$227,041	$239,151

Liabilities
Accounts payable	$11,426	$7,471
Accrued liabilities (notes 7, 15(c), 16(h), 17(c), 24 and 27)	51,052	51,755
Deferred revenue	56,694	59,840
Senior Notes due 2010 (note 12)	160,000	160,000

Total liabilities	279,172	279,066

Commitments, contingencies and guarantees (notes 15 and 16)

Shareholders’ deficit
Capital stock (note 17) Common shares – no par value. Authorized – unlimited number. Issued and outstanding – 40,285,574 (2005 – 40,213,542)	122,024	121,736
Other equity	2,937	1,864
Deficit	(178,274)	(161,387)
Accumulated other comprehensive income (loss)	1,182	(2,128)

Total shareholders’ deficit	(52,131)	(39,915)

Total liabilities and shareholders’ deficit	$227,041	$239,151

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
In accordance with United States Generally Accepted Accounting Principles
(In thousands of U.S. dollars, except per share amounts)

	Years ended December 31,
	2006	2005	2004
		As restated	As restated
		(note 4)	(note 4)
Revenues
Equipment and product sales	$49,466	$50,728	$44,059
Services	68,918	58,355	59,604
Rentals	5,344	7,316	6,257
Finance income	5,242	4,605	4,028
Other revenues	300	14,318	18,393

	129,270	135,322	132,341

Costs of goods sold, services and rentals
Equipment and product sales	26,008	25,216	19,354
Services	48,856	43,969	45,224
Rentals	1,812	2,460	3,183
Other costs of goods sold	—	142	469

	76,676	71,787	68,230

Gross margin	52,594	63,535	64,111

Selling, general and administrative expenses (note 18(b))	42,609	37,552	36,357
Research and development	3,615	3,224	4,034
Amortization of intangibles	602	911	719
Receivable provisions net of (recoveries) (note 19)	1,066	(1,009)	(1,488)
Asset impairments (note 20)	1,073	13	848

Earnings from operations	3,629	22,844	23,641

Interest income	1,036	1,004	756
Interest expense	(16,759)	(16,875)	(17,071)
Loss on retirement of notes (note 13)	—	—	(784)
Recovery of long-term investments (note 18(c))	—	—	293

Earnings (loss) from continuing operations before income taxes	(12,094)	6,973	6,835
Recovery of (provision for) income taxes (note 10)	(6,218)	(1,130)	69

Net earnings (loss) from continuing operations	(18,312)	5,843	6,904
Net earnings from discontinued operations (note 26)	1,425	1,979	800

Net earnings (loss)	$(16,887)	$7,822	$7,704

Earnings (loss) per share (note 17):
Earnings (loss) per share – basic:
Net earnings (loss) from continuing operations	$(0.46)	$0.15	$0.18
Net earnings from discontinued operations	$0.04	$0.05	$0.02

Net (loss) earnings	$(0.42)	$0.20	$0.20

Earnings (loss) per share – diluted:
Net earnings (loss) from continuing operations	$(0.46)	$0.14	$0.17
Net earnings from discontinued operations	$0.04	$0.05	$0.02

Net earnings (loss)	$(0.42)	$0.19	$0.19

(the accompanying notes are an integral part of these consolidated financial statements)

IMAX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
In accordance with United States Generally Accepted Accounting Principles
(In thousands of U.S. dollars)

	Years ended December 31,
	2006	2005	2004
		As restated	As restated
		(note 4)	(note 4)
Cash provided by (used in):

Operating Activities
Net earnings (loss)	$(16,887)	$7,822	$7,704
Net earnings from discontinued operations	(1,425)	(1,979)	(800)
Items not involving cash:
Depreciation and amortization (notes 21 and 22)	16,825	15,629	15,060
Write-downs (recoveries) (notes 21 and 22)	3,461	(996)	(928)
Change in deferred income taxes	5,918	—	(1,143)
Loss on retirement of notes	—	—	784
Stock and other non-cash compensation	2,885	4,108	3,598
Non-cash foreign exchange (gain) loss	(150)	286	(573)
Interest on short-term investments	(340)	(353)	—
Premium on repayment of notes	—	—	(576)
Investment in film assets	(9,884)	(7,665)	(4,876)
Changes in restricted cash	—	—	4,961
Changes in other non-cash operating assets and liabilities (note 21)	(6,240)	(15,065)	(11,801)

Net cash (used in) provided by operating activities	(5,837)	1,787	11,410

Investing Activities
Purchases of short-term investments	(20,897)	(31,276)	—
Proceeds from maturities of short-term investments	27,293	23,458	—
Purchase of property, plant and equipment	(1,985)	(1,597)	(320)
Acquisition of other assets	(940)	(750)	(1,043)
Acquisition of other intangible assets	(448)	(552)	(391)
Recovery on long-term investments	—	—	393

Net cash provided by (used in) investing activities	3,023	(10,717)	(1,361)

Financing Activities
Repayment of Old Senior Notes due 2005	—	—	(29,234)
Financing costs related to Senior Notes due 2010	—	—	(535)
Common shares issued	286	3,633	558

Net cash provided by (used in) financing activities	286	3,633	(29,211)

Effects of exchange rate changes on cash	(66)	(129)	44

Decrease in cash and cash equivalents from continuing operations	(2,594)	(5,426)	(19,118)
Increase in cash and cash equivalents from discontinued operations (note 26(d))	3,393	786	800

Increase (decrease) in cash and cash equivalents, during the year	799	(4,640)	(18,318)

Cash and cash equivalents, beginning of year	24,324	28,964	47,282

Cash and cash equivalents, end of year	$25,123	$24,324	$28,964

(the accompanying notes are an integral part of these consolidated financial statements)

IMAX CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
In accordance with United States Generally Accepted Accounting Principles
(In thousands of U.S. dollars)

					Accumulated
	Number of				other
	common shares			Retained	comprehensive	Total
	issued and	Capital	Other	earnings	income	shareholders’	Comprehensive
	outstanding	stock	equity	(deficit)	(loss)(1)	equity (deficit)	income (loss)
				As restated		As restated	As restated
				(note 4)		(note 4)
Balance at December 31, 2003	39,301,758	$115,660	$3,276	$(176,913)	$645	$(57,332)
Issuance of common shares	145,206	558	—	—	—	558	—
Net income	—	—	—	7,704	—	7,704	7,704
Adjustment to paid-in-capital for non-employee stock options and warrants granted (note 17(c))	—	—	182	—	—	182	—
Adjustment for exercise of non-employee stock options	—	119	(119)	—	—	—	—
Change in minimum pension liability (net of income tax recovery of $nil)	—	—	—	—	(1,584)	(1,584)	(1,584)

							$6,120

Balance at December 31, 2004	39,446,964	$116,337	$3,339	$(169,209)	$(939)	$(50,472)
Issuance of common shares	766,578	3,633	—	—	—	3,633	—
Net income	—	—	—	7,822	—	7,822	7,822
Adjustment to paid-in-capital for non-employee stock options granted (note 17(c))	—	—	291	—	—	291	—
Adjustment for exercise of non-employee stock options and warrants	—	1,766	(1,766)	—	—	—	—
Change in minimum pension liability (net of income tax recovery of $nil)	—	—	—	—	(1,189)	(1,189)	(1,189)

							$6,633

Balance at December 31, 2005	40,213,542	$121,736	$1,864	$(161,387)	$(2,128)	$(39,915)
Issuance of common shares	72,032	286	—	—	—	286	—
Net loss	—	—	—	(16,887)	—	(16,887)	(16,887)
Adjustment to paid-in-capital for non-employee stock options granted (note 17(c))	—	—	283	—	—	283	—
Adjustment for exercise of employee stock options	—	2	(2)	—	—	—	—
Adjustment for employee stock option expense	—	—	792	—	—	792	—
Adjustment for adoption of SFAS 158 (note 3) (net of income tax provision of $253)	—	—	—	—	537	537	—
Change in minimum pension liability (net of income tax provision of $nil)	—	—	—	—	2,773	2,773	2,773

							$(14,114)

Balance at December 31, 2006	40,285,574	$122,024	$2,937	$(178,274)	$1,182	$(52,131)

(1)	Components of accumulated other comprehensive income (loss) consist of:

	As at December 31,
	2006	2005
Additional minimum pension liability	$—	$(2,773)
Unrecognized prior service credits (net of income tax provision of $544)	1,155	—
Unrecognized actuarial gain (loss) on defined benefit plan (net of income tax recovery of $291)	(618)	—
Foreign currency translation adjustments	645	645

Accumulated other comprehensive income (loss)	$1,182	$(2,128)

(The accompanying notes are an integral part of these consolidated financial statements.)

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
( Tabular amounts in thousands of U.S. dollars. unless otherwise stated)
1.	Description of the Business

IMAX Corporation together with its consolidated wholly-owned subsidiaries (the “Company”) is an entertainment technology company specializing in digital and film based motion picture technologies, whose principal activities are the:
•	Design, manufacture, sale and lease of proprietary theater systems for IMAX theaters principally owned and operated by commercial and institutional customers located in 40 countries as of December 31, 2006;

•	Production, digital re-mastering, post-production and/or distribution of certain films shown throughout the IMAX theater network;

•	Operation of certain IMAX theaters primarily in the United States and Canada;

•	Provision of other services to the IMAX theater network including ongoing maintenance and extended warranty services for IMAX theater systems; and

•	Other activities, which includes short term rental of cameras and aftermarket sales of projector system components.
The Company’s revenues from equipment and product sales include revenues from the sale and sales-type leasing of its theater systems and sales of their associated parts and accessories, contingent rentals on sales-type leases and contingent additional payments on sales transactions.

The Company’s revenues from services include revenues from the provision of maintenance and extended warranty, digital re-mastering services, revenues from film production and film post-production services, film distribution revenues, and revenues from the operation of its owned and operated theaters.

The Company’s revenues from rentals include revenues from the lease of its theater systems that are considered operating leases, contingent rentals on operating leases, and revenues from the rental of the Company’s cameras and camera equipment and revenue from joint revenue sharing arrangements.

The Company’s finance income represents interest income arising from the sales-type lease and financed sale arrangements of the Company’s theater systems.

The Company’s other revenues include income from the settlement of contractual obligations with customers prior to the installation of theater systems.

2.	Summary of Significant Accounting Policies

Significant accounting policies are summarized as follows:

The Company prepares its consolidated financial statements in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”). Significant differences between United States and Canadian Generally Accepted Accounting Principles (“Canadian GAAP”) are described in note 29.

(a)	Basis of Consolidation

The consolidated financial statements include the accounts of the Company together with its wholly-owned subsidiaries, except for subsidiaries which the Company has identified as variable interest entities (“VIEs”) where the Company is not the primary beneficiary.

The Company has evaluated its various variable interests to determine whether they are VIEs in accordance with FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). The Company has five film production companies that are VIEs. As the Company is exposed to the majority of the expected losses for one of the film production companies, the Company has determined that it is the primary beneficiary of this entity. The Company continues to consolidate this entity, with no material impact on the operating results or financial condition of the Company, as this production company has total assets and total liabilities of $nil as at December 31, 2006 (December 31, 2005 — $nil). For the other four film production companies which are VIEs, the Company did not consolidate these film entities since it does not bear the majority of the expected losses or expected residual returns. The Company equity accounts for these entities. As of December 31, 2006, these four VIEs have total assets of $0.4 million (December 31, 2005 — $0.3 million) and total liabilities of $0.4 million (December 31, 2005 — $0.3 million). Earnings or (losses) of the investees included in the company’s net earnings or loss amounted to $nil for the years ended December 31, 2006, 2005, 2004, respectively. The carrying value of these investments in VIEs that are not consolidated is $nil at December 31, 2006 (2005 — $nil). A loss in value of an investment other than a temporary decline is recognized as a charge to earnings.

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
( Tabular amounts in thousands of U.S. dollars. unless otherwise stated)
2.	Summary of Significant Accounting Policies (cont’d)

(a)	Basis of Consolidation (cont’d)

All significant intercompany accounts and transactions, including all unrealized intercompany profits on transactions with equity-accounted investees, have been eliminated.

(b)	Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could be materially different from these estimates. Significant estimates made by management include, but are not limited to: fair values associated with the individual elements in multiple element arrangements; residual values of leased theater systems; economic lives of leased assets; allowances for potential uncollectibility of accounts receivable, financing receivables and net investment in leases; provisions for inventory obsolescence; ultimate revenues for film assets; estimates of fair values for film assets, long-lived assets and goodwill; depreciable lives of property, plant and equipment; useful lives of intangible assets; pension plan assumptions; accruals for contingencies including tax contingencies; valuation allowances for deferred income tax assets; and, estimates of the fair value of stock-based payment awards.

(c)	Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less and any restricted cash to be cash equivalents.

(d)	Short-Term Investments

The Company has short-term investments which have maturities of more than three months and less than one year from the date of purchase. During November 2006, the Company changed the classification of these short-term investments from ‘held to maturity’ to ‘available for sale’ because the Company sold an investment (with a carrying value of $6.4 million) before its maturity date in order to meet its cash requirements at the time. The realized gain resulting from that sale was $0.02 million. As a consequence, the Company’s short-term investments are accounted for at fair market value. Prior to November 2006, short-term investments were held at amortized cost and were classified as held to maturity based on the Company’s positive intent and ability to hold the securities to maturity.

The Company invests primarily in Canadian and U.S. government securities and commercial paper rated “A1+” by Standard & Poor’s. Income related to these securities is reported as a component of interest income. At December 31, 2006, the Company had $2.1 million (2005 — $6.1 million) invested in Canadian government securities and $nil (2005 — $2.1 million) invested in U.S. government securities. The Company recorded interest income of $0.4 million (2005 — $0.5 million) from its short-term investments.

(e)	Accounts Receivable and Financing Receivables

Allowances for doubtful accounts receivable are based on the Company’s assessment of the collectibility of specific customer balances, which is based upon a review of the customer’s credit worthiness, past collection history and the underlying asset value of the equipment, where applicable. Interest on overdue accounts receivable is recognized as income as the amounts are collected.

The Company monitors the performance of the theaters to which it has leased or sold theater systems which are subject to ongoing payments. When facts and circumstances indicate that there is a potential impairment in the net investment in lease or a financing receivable, the Company will evaluate the potential outcome of either renegotiations involving changes in the terms of the receivable or defaults on the existing lease or financed sale agreements. The Company will record a provision if it is considered probable that the Company will be unable to collect all amounts due under the contractual terms of the arrangement or a renegotiated lease amount will cause a reclassification of the sales-type lease to an operating lease. When the net investment in lease or the financing receivable is impaired, the Company will recognize a valuation allowance for the difference between the carrying value in the investment and the present value of expected future cash flows discounted using the effective interest rate for the net investment in the lease or the financing receivable. If the Company expects to recover the theater system, the provision is equal to the excess of the carrying value of the investment over the fair value of the equipment. When the minimum lease payments are renegotiated and the lease continues to be classified as a sales-type lease, the reduction in payments is applied to reduce unearned finance income.

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
( Tabular amounts in thousands of U.S. dollars. unless otherwise stated)
2.	Summary of Significant Accounting Policies (cont’d)

(e)	Accounts Receivable and Financing Receivables (cont’d)

These provisions are adjusted when there is a significant change in the amount or timing of the expected future cash flows or actual cash flows differ from cash flow previously expected.

Once a net investment in lease or financing receivable is considered impaired, the Company does not recognize interest income until the collectibility issues are resolved. When finance income is not recognized, any payments received are applied against outstanding gross minimum lease amounts receivable or gross receivables from financed sales.

(f)	Inventories

Inventories are carried at the lower of cost determined on an average cost basis, and net realizable value, except for raw materials, which are carried at the lower of cost and replacement cost. Finished goods and work-in-process include the cost of raw materials, direct labor, theater design costs, and an applicable share of manufacturing overhead costs.

The Company records provisions for obsolete inventory based upon current estimates of future events and conditions, including the anticipated installation dates for the current backlog of theater system contracts, signings in negotiation and anticipated market acceptance of the Company’s current and pending theater systems.

Finished goods inventories can contain theater systems for which title has passed to the Company’s customer as the theater system has been delivered to the customer, however, the revenue recognition criteria as discussed in note 2(n) have not been met. The cost related to these theater systems are relieved from inventory when the revenue is recognized on the sale or sales-type lease arrangements. At December 31, 2006, finished goods inventory for which title had passed to the customer amounted to $0.4 million (2005 – $1.0 million).

(g)	Film Assets

Costs of producing films, including labor, allocated overhead, capitalized interest, and costs of acquiring film rights are recorded as film assets and accounted for in accordance with American Institute of Certified Public Accountants Statement of Position 00-2, “Accounting by Producers or Distributors of Films”. Production financing provided by third parties that acquire substantive rights in the film is recorded as a reduction of the cost of the production. Film assets are amortized and participation costs are accrued using the individual-film-forecast method in the same ratio that current gross revenues bear to current and anticipated future ultimate revenues. Estimates of ultimate revenues are prepared on a title-by-title basis and reviewed regularly by management and revised where necessary to reflect the most current information. Ultimate revenue for films includes estimates of revenue over a period not to exceed ten years following the date of initial release.

Film exploitation costs, including advertising costs, are expensed as incurred.

Costs, including labor and allocated overhead, of digitally re-mastering films where the copyright is owned by a third party and the Company shares in the revenue of the third party are included in film assets. These costs are amortized using the individual-film-forecast method in the same ratio that current gross revenues bear to current and anticipated future ultimate revenues from the re-mastered film.

The recoverability of film assets is dependent upon commercial acceptance of the films. If events or circumstances indicate that the fair value of a film asset is less than the unamortized film costs, the film is written down to its fair value. The Company determines the fair value of its films using a discounted cash flow model.

(h)	Property, Plant and Equipment

Property, plant and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives as follows:

Theater system components	—	5 to 15 years
Camera equipment	—	5 to 10 years
Buildings	—	20 to 25 years
Office and production equipment	—	3 to 5 years
Leasehold improvements	—	Over the shorter of the initial term of the underlying leases plus any reasonably assured renewal terms, and the useful life of the asset

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
( Tabular amounts in thousands of U.S. dollars. unless otherwise stated)
2.	Summary of Significant Accounting Policies (cont’d)

(h)	Property, Plant and Equipment (cont’d)

The Company reviews the carrying values of its property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group might not be recoverable. Assets are grouped at the lowest level for which identifiable cash flows are largely independent when testing for, and measuring for, impairment. In performing its review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset or asset group and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the asset or asset group, an impairment loss is recognized. Measurement of impairment losses is based on the excess of the carrying amount of the asset or asset group over the fair value calculated using discounted expected future cash flows. In 2006, the Company adjusted the estimated useful life of some of its projection system components on a prospective basis to reflect the Company’s planned transition to a digital projector, for a large portion of its commercial theater customer base, resulting in increased depreciation expense of $0.3 million per year until 2010.

A liability for the fair value of an asset retirement obligation associated with the retirement of tangible long-lived assets and the associated asset retirement costs are recognized in the period in which is the liability and costs are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently amortized over the assets useful life.

(i)	Other Assets

Other assets include unrecognized prior service pension costs for years prior to 2006, cash surrender value of life insurance policies, deferred charges on debt financing and deferred selling costs that are direct and incremental to the acquisition of sales contracts.

Costs of debt financing are deferred and amortized over the term of the debt.

Selling costs related to an arrangement incurred prior to recognition of the related revenue are deferred and recognized upon recognition of the contract’s theater system revenue.

(j)	Goodwill

Goodwill represents the excess of purchase price over the fair value of net identifiable assets acquired in a purchase business combination. Goodwill is not subject to amortization and is tested for impairment annually, or more frequently if events or circumstances indicate that the asset might be impaired. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a discounted cash flows approach. If the carrying amount of the reporting unit exceeds its fair value, then a second step is performed to measure the amount of impairment loss, if any. Any impairment loss would be immediately expensed in the consolidated statement of operations.

(k)	Other Intangible Assets

Patents, trademarks and other intangibles are recorded at cost and are amortized on a straight-line basis over estimated useful lives ranging from 4 to 10 years. In 2006, the Company adjusted the estimated useful life of some of its patents on a prospective basis to reflect the Company’s planned transition to a digital projector, for a large portion of its commercial theater customer base, resulting in increased amortization expense of less than $0.1 million per year until 2010.

The Company reviews the carrying values of its other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group might not be recoverable. Assets are grouped at the lowest level for which identifiable cash flows are largely independent when testing for, and measuring for, impairment. In performing its review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset or asset group and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the asset or asset group, an impairment loss is recognized. Measurement of the impairment losses is based on the excess of the carrying amount of the asset or asset group over the fair value calculated using discounted expected future cash flows.

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars. unless otherwise stated)
2.	Summary of Significant Accounting Policies (cont’d)

(l)	Deferred Revenue

Deferred revenue represents cash received prior to revenue recognition criteria being met for theater system sales or leases, film contracts and maintenance and extended warranty services film related services and film distribution.

(m)	Income Taxes

Income taxes are accounted for under the liability method whereby deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the accounting and tax bases of assets and liabilities. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates or laws is recognized in earnings in the period in which the change is enacted. Investment tax credits are recognized as a reduction of income tax expense.

The Company assesses realization of deferred income tax assets and based on all available evidence, concludes whether it is more likely than not that the net deferred income tax assets will be realized. A valuation allowance is provided for the amount of deferred income tax assets not considered to be realizable.

(n)	Revenue Recognition

Multiple Element Arrangements

The Company’s revenue arrangements with certain customers may involve multiple elements consisting of a theater system (projector, sound system, screen system and, if applicable, a 3D glasses cleaning machine); services associated with the theater system including theater design support, supervision of installation, and projectionist training; a license to use of the IMAX brand; 3D glasses; maintenance and extended warranty services; and licensing of films. The Company evaluates all elements in an arrangement to determine what are considered typical deliverables for accounting purposes and which of the deliverables represent separate units of accounting based on the applicable accounting guidance in Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (“SFAS 13”); FASB Technical Bulletin No. 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance” Contracts (“FTB 90-1”); Statement of Position 00-2, “Accounting by Producers or Distributors of Films” (“SOP 00-2”); and Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). If separate units of accounting are either required under the relevant accounting standards or determined to be applicable under EITF 00-21, the total consideration received or receivable in the arrangement is allocated based on the applicable guidance in the above noted standards.

Theater Systems

The Company has identified the projection system, sound system, screen system and, if applicable, the 3D glasses cleaning machine, theater design support, supervision of installation, projectionist training and the use of the IMAX brand, generally to be a single deliverable and a single unit of accounting (the “System Deliverable”). The Company generally is not responsible for the physical installation of the equipment in the customer’s facility; however, the Company supervises the installation by the customer. Generally, the customer has the right to use the IMAX brand from the date the Company and the customer enter into an arrangement.

The Company’s System Deliverable arrangements involve either a lease or a sale of the theater system. The consideration in the Company’s arrangements typically consist of upfront or initial payments made before and after the final installation of the theater system equipment and ongoing payments throughout the term of the lease or over a period of time, as specified in the arrangement. The ongoing payments generally provide for a fee which is the greater of a fixed amount or a certain percentage of the theater box-office. The amounts over the fixed minimum amounts are considered contingent payments. The Company’s arrangements are generally non-cancellable, unless the Company fails to perform its obligations. In the absence of a material default by the Company, there is typically no right to any remedy for the customer under the Company’s arrangements. If a material default by the Company exists, the customer has the right to terminate the arrangement and seek a refund only if the customer provides notice to the Company of a material default and only if the Company does not cure the default within a specified period.

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
( Tabular amounts in thousands of U.S. dollars. unless otherwise stated)
2.	Summary of Significant Accounting Policies (cont’d)

(n)	Revenue Recognition (cont’d)

Sales Arrangements

For sales arrangements, the revenue allocated to the System Deliverable is recognized in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), when all of the following conditions have been met: (i) the projector, sound system and screen system have been installed and are in full working condition, (ii) the 3D glasses cleaning machine, if applicable, has been delivered, (iii) projectionist training has been completed and (iv) the earlier of (a) receipt of written customer acceptance certifying the completion of installation and run-in testing of the equipment and the completion of projectionist training or (b) public opening of the theater, provided there is persuasive evidence of an arrangement, the price is fixed or determinable and collectibility is reasonably assured.

The initial revenue recognized consists of the initial payments received and the present value of any future initial payments and fixed minimum ongoing payments that have been attributed to this unit of accounting. Contingent fees in excess of the fixed minimum ongoing payments are recognized when reported by theater operators, provided collection is reasonably assured.

The Company has also agreed, on occasion, to sell equipment under lease or at the end of a lease term. Consideration agreed to for these lease buyouts is included in revenues from equipment and product sales, when the persuasive evidence of an arrangement exists, the fees are fixed or determinable and collectibility is reasonably assured.

Lease Arrangements

The Company uses the guidance in EITF Issue No. 01-8, “Determining Whether an Arrangement Contains a Lease” (“EITF 01-8”), to evaluate whether an arrangement is a lease within the scope of SFAS 13. Arrangements not within the scope of SFAS 13 are accounted for either as a sales or services arrangement, as applicable.

For lease arrangements, the Company determines the classification of the lease in accordance with SFAS 13. A lease arrangement that transfers substantially all of the benefits and risks incident to ownership of the equipment is classified as a sales-type lease based on the criteria established by SFAS 13; otherwise the lease is classified as an operating lease. Prior to commencement of the lease term for the equipment, the Company may modify certain payment terms or make concessions. If these circumstances occur, the Company reassesses the classification of the lease based on the modified terms and conditions.

For sales-type leases, the revenue allocated to the System Deliverable is recognized when the lease term commences, which the Company deems to be when all of the following conditions have been met: (i) the projector, sound system and screen system have been installed and are in full working condition, (ii) the 3D glasses cleaning machine, if applicable, has been delivered, (iii) projectionist training has been completed and (iv) the earlier of (a) receipt of the written customer acceptance certifying the completion of installation and run-in testing of the equipment and the completion of projectionist training or (b) public opening of the theater, provided collectibility is reasonably assured.

The initial revenue recognized for sales-type leases consists of the initial rents received and the present value of future initial rents and fixed minimum ongoing rents computed at the interest rate implicit in the lease. Contingent rents in excess of the fixed minimum rents are recognized when reported by theater operators, provided collection is reasonably assured.

For operating leases, initial rents and fixed minimum ongoing rents are recognized as revenue on a straight-line basis over the lease term. For operating leases, the lease term is considered to commence when all of the following conditions have been met: (i) the projector, sound system and screen system have been installed and in full working condition, (ii) the 3D glasses cleaning machine, if applicable, has been delivered, (iii) projectionist training has been completed and (iv) the earlier of (a) receipt of the written customer acceptance certifying the completion of installation and run-in testing of the equipment and the completion of projectionist training or (b) public opening of the theater. Contingent fees in excess of fixed minimum ongoing fees are recognized as revenue when reported by theater operators, provided that collection is reasonably assured.

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
( Tabular amounts in thousands of U.S. dollars. unless otherwise stated)
2.	Summary of Significant Accounting Policies (cont’d)

(n)	Revenue Recognition (cont’d)

Joint Revenue Sharing Arrangements

For joint revenue sharing arrangements, where the Company receives a portion of the a theater’s box-office and concession revenue in exchange for placing a theater system at the theater operator’s venue, revenue is recognized when reported by the theater operator, provided that collection is reasonably assured. Revenue recognized related to these arrangements for the years ended 2006, 2005 and 2004 included in rental revenue was $1.1 million, $0.7 million and $nil, respectively.

Finance Income

Finance income is recognized over the term of the lease or financed sales receivable, provided that collection is reasonably assured. The Company ceases to recognize finance income when the receivable is considered to be impaired.

Improvements and Modifications

Improvements and modifications to the theater system after installation are treated as separate revenue transactions, if and when the Company is requested to perform these services. Revenue is recognized for these services when the performance of the services has been completed, provided there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection is reasonably assured.

Cost of Equipment Sold and Rentals

Cost of equipment sold includes the cost of the equipment and costs related to project management, design, delivery and installation supervision services as applicable. These costs are recognized as a charge to cost of sales at the time revenue is recognized. In addition, the Company defers direct selling costs such as sales commissions as other assets related to these contracts until the related revenue is recognized. The Company may have warranty obligations at or after the time revenue is recognized which require replacement of certain parts that do not affect the functionality of the theater system or services. The costs for these warranty obligations are accrued for known issues based on the Company’s past historical experience and cost estimates.

For theater systems and other equipment subject to an operating lease or placed in a theater operators’ venue under a joint revenue sharing arrangement, the equipment is included within property, plant and equipment. Depreciation and impairment losses, if any, are included in cost of rentals based on the accounting policy set out in note 2(h).

Terminations and Consensual Buyout

The Company generally enters into theater system arrangements with customers that typically contain customer payment obligations prior to the scheduled installation of the theater system. During the period of time between signing and the installation of the theater system, which may extend several years, certain customers may be unable to, or elect not to, proceed with the theater system installation for a number of reasons including business considerations, or the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the arrangement may be terminated under the default provisions of the arrangement or by mutual agreement between the Company and the customer (a “consensual buyout”). Terminations by default are situations when a customer does not meet the payment obligations under an arrangement and the Company retains the amounts paid by the customer which are recorded in Other revenues. Under a consensual buyout, the Company and the customer agree, in writing, to a settlement and to release each other of any further obligations under the arrangement or an arbitrated settlement is reached. Any initial payments retained or additional payment received by the Company are recognized as revenue when the settlement arrangements are executed and the cash is received, respectively. These termination and consensual buyout amounts are recognized in Other revenues.

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars. unless otherwise stated)
2.	Summary of Significant Accounting Policies (cont’d)

(n)	Revenue Recognition (cont’d)

Terminations and Consensual Buyout (cont’d)

In addition, since the introduction of the IMAX MPX theater system in 2003, the Company has agreed with several customers to convert their obligations for other theater system configurations that have not yet been installed to arrangements to acquire or lease the IMAX MPX theater system. The Company considers these situations to be a termination of the previous arrangement and origination of a new arrangement for the MPX theater system. The Company continues to defer an amount of any initial fees received from the customer such that the aggregate of the fees deferred and the net present value of the future fixed initial and ongoing payments to be received from the customer equals the fair value of the IMAX MPX theater system to be leased or acquired by the customer. Any residual portion of the initial fees received from the customer for the terminated theater system is recorded in Other Revenues at the time when the obligation for the original theater system is terminated and the IMAX MPX theater system arrangement is signed.

The Company may offer certain incentives to customers to complete theater system transactions including payment concessions or free services and products such as film licenses or 3D glasses. The payment concessions generally do not affect the classification of leases. Reductions in and deferral of payments are taken into account in determining the sales price either by a direct reduction in the sales price or a reduction of unearned income in accordance with SFAS 13 or Accounting Principle Board Opinion No. 21, “Interest on Receivables and Payables” (“APB 21”). Free products and services generally are accounted for as separate units of accounting.

Maintenance and Extended Warranty Services

Maintenance and extended warranty services may be provided under a multiple element arrangement or as a separately priced contract. Revenue related to these services are deferred and recognized on a straight-line basis over the contract period. Maintenance and extended warranty services includes maintenance of the customer’s equipment and spare replacement parts. Under certain maintenance arrangements, maintenance services may include training services to the customer’s technicians. All costs associated with this maintenance program are expensed as incurred. A loss on maintenance and extended warranty services is recognized if the expected cost of providing the services under the contracts exceeds the related deferred revenue.

Film Production and IMAX DMR Services

In certain film arrangements, the Company produces a film financed by third parties whereby the third party retain the copyright and the Company obtains exclusive distribution rights. Under these arrangements, the Company is entitled to receive a fixed fee or to retain as a fee the excess of funding over cost of production (the “production fee”). The third parties receive a portion of the revenues received by the Company on distributing the film which is charged to costs of revenue. The production fees are deferred and recognized as a rebate of the cost of the film based on the ratio of the Company’s distribution revenues recognized in the current period to the ultimate distribution revenues expected from the film.

Revenue from film production services where the Company does not hold the associated distribution rights are recognized when performance of the contractual service is complete, provided there is persuasive evidence of an agreement, the fee is fixed or determinable and collection is reasonably assured.

Revenues from digitally re-mastering (IMAX DMR) film where third parties own or hold the copyrights and the rights to distribute the film are derived in the form of processing fees and recoupments calculated as a percentage of box-office receipts generated from the re-mastered films. Processing fees are recognized as revenues when the performance of the related re-mastering service is completed, provided there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection is reasonably assured. Recoupments calculated as a percentage of box-office receipts are recognized as revenue when reported by the third party that owns or holds the related film rights, provided that collection is reasonably assured.

Losses on film production and IMAX DMR services are recognized in the period when it is determined that the Company’s estimate of total revenues to be realized by the Company will not exceed estimated total production costs to be expended on the film production and the cost of IMAX DMR services.

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
( Tabular amounts in thousands of U.S. dollars. unless otherwise stated)
2.	Summary of Significant Accounting Policies (cont’d)

(n)	Revenue Recognition (cont’d)

Film Distribution

Revenue from the licensing of films is recognized when a licensing arrangement exists, the film has been completed and delivered, the license period has begun, the fee is fixed and determinable and collection is reasonably assured. When license fees are based on a percentage of box-office receipts, revenue is recognized when reported by exhibitors, provided that collection is reasonably assured.

Film Post-Production Services

Revenues from post-production film services are recognized when performance of the contracted services is complete.

Theater Operations Revenue

The Company recognizes revenue from its owned and operated theaters resulting from box-office ticket and concession sales as tickets are sold, films are shown and upon the sale of various concessions. The sales generally are cash or credit card transactions with theatergoers based on fixed prices per seat or per concession item.

In addition, the Company enters into commercial arrangements with third party theater owners resulting in the sharing of profits and losses which are recognized when reported by such theaters. The Company also provides management services to certain theaters and recognizes revenue over the term of such services.

Other

Revenues on camera rentals are recognized over the rental period.

Revenue from the sale of 3D glasses is recognized when the 3D glasses have been delivered to the customer.

Other service revenues are recognized when the performance of contracted services is complete.

(o)	Research and Development

Research and development costs are expensed as incurred and primarily include projector and sound parts, labor, consulting fees, allocation of overheads and other related materials which pertain to the Company’s development of ongoing product and services.

(p)	Foreign Currency Translation

Monetary assets and liabilities of the Company’s operations which are denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the end of the period. Non-monetary items are translated at historical exchange rates. Revenue and expense transactions are translated at exchange rates prevalent at the transaction date. Such exchange gains and losses are included in the determination of net earnings (loss) in the period in which they arise. Since 2001, the Company has not had any foreign subsidiaries with functional currencies other than the U.S. dollar.

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars. unless otherwise stated)
2.	Summary of Significant Accounting Policies (cont’d)

(q)	Stock-Based Compensation

The Company has certain stock-based payment award plans as further described in note 17(c). Stock-based compensation expense recovery recognized for employees of the Company in 2006, 2005 and 2004 was $0.6 million expense, $0.2 million recovery and $0.1 million expense, respectively, net of recognized tax benefits of $nil for all three years. Total stock-based compensation expense related to nonvested employee stock-based payment awards not yet recognized at December 31, 2006 and the weighted average period over which the awards are expected to be recognized is $1.5 million and 3.2 years, respectively.

Adoption of FAS 123R for Employee Awards

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors for employee stock options based on estimated fair values. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payments” (“SAB 107”), relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006 to new awards, nonvested and outstanding awards as of January 1, 2006, or to awards modified, repurchased or cancelled. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. No transition adjustment resulted from adopting SFAS 123R.

SFAS 123R requires companies to estimate the fair value of employee stock-based payment awards on the date of grant using fair value measurement techniques such as an option-pricing model. The value of the portion of the employee award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations. Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”), as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, stock-based compensation expense was recognized in the Company’s consolidated statement of operations if the exercise prices of the Company’s stock options granted to employees and directors were less than the fair market value of the underlying stock at the date of grant, or terms of options were modified, or for awards that were accounted for as liabilities, based on changes in the intrinsic value of the award.

For the year beginning January 1, 2006, stock-based compensation expense includes compensation cost for new employee stock-based payment awards granted and employee awards modified, repurchased or cancelled after January 1, 2006. In addition, compensation expense includes the compensation cost, based on the grant-date fair value calculated for pro forma disclosures under SFAS 123, for the portion of awards for which requires service had not been rendered that were outstanding as of January 1, 2006. Compensation expense for these employee awards is recognized using the straight-line single-option method. As stock-based compensation expense recognized in 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if subsequent information indicated that the actual forfeitures are likely to be different from previous estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to 2006, the Company also estimated forfeitures at the time of grant and revised, if necessary, in subsequent periods.

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
2.	Summary of Significant Accounting Policies (cont’d)

(q)	Stock-Based Compensation (cont’d)
Adoption of FAS 123R for Employee Awards (cont’d)
Prior to January 1, 2006, the Company followed the intrinsic value method of accounting for employee stock options as prescribed by APB 25 (see note 17(c)). If the fair value methodology prescribed by SFAS 123 had been adopted by the Company, pro forma results for the years ended December 31, would have been as follows:

	2005	2004
Net earnings as restated	$7,822	$7,704
Stock-based compensation expense, if the methodology prescribed by SFAS 123 had been adopted	(2,899)	(7,268)

Adjusted net earnings as restated	$4,923	$436

Earnings (loss) per share – basic:
Net earnings as restated	$0.20	$0.20
SFAS 123 stock-based compensation expense	$(0.07)	$(0.18)

Adjusted net earnings as restated	$0.13	$0.02

Earnings (loss) per share – diluted:
Net earnings as restated	$0.19	$0.19
SFAS 123 stock-based compensation expense	$(0.07)	$(0.18)

Adjusted net earnings as restated	$0.12	$0.01

Stock Option Plans
The weighted average fair value of all common share options, excluding those in excess of cap limits discussed below, granted to employees in 2006 at the date of grant was $3.70 per share (2005 – $3.59 per share, 2004 – $2.12 per share). The Company utilizes a Binomial Model to determine the fair value of common share options at the grant date. For the years ended December 31, the following assumptions were used:

	2006	2005	2004
Average risk-free interest rate	4.86%	4.15%	4.72%
Market risk premium	5.24% - 5.60%	5.57% - 7.38%	3.82% - 6.25%
Beta	0.99 - 1.28	1.06 - 1.31	0.95 - 1.11
Expected option life (in years)	2.47 - 5.46	2.23 - 5.44	2.57 - 5.36
Expected volatility	60%	62%	62%
Annual termination probability	11.87%	8.06% - 9.62%	8.06% - 9.62%
Dividend yield	0%	0%	0%
As the Company stratifies its employees into two groups in order to calculate fair value under the Binomial Model, ranges of assumptions used are presented for equity risk premium, Beta, expected option life and annual termination probability. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected volatility rate is estimated based on the Company’s historical share-price volatility. The market risk premium reflects the amount by which the return on the market portfolio exceeds the risk-free rate, where the return on the market portfolio is based on the Standard and Poors 500 index. The Company utilizes an expected term method to determine expected option life based on such data as vesting periods of awards, historical data that includes past exercise and post-vesting cancellations and stock price history.

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
2.	Summary of Significant Accounting Policies (cont’d)

(q)	Stock-Based Compensation (cont’d)
Stock Option Plans (cont’d)
The Company’s policy is to issue new shares from treasury to satisfy stock options which are exercised.
The Company determined in the fourth quarter of 2006 that it exceeded, by approximately 1.6%, certain cap limits for grants set by the Company’s stock option plan, as discussed in note 17(c). The Company has separately disclosed information relating to these options issued in excess of the cap limits in note 17(c). These options have been treated as liability-based awards effective from September 30, 2006.
In June 2007, 195,286 of such options were voluntarily surrendered by the Co-Chief Executive Officers (“Co-CEOs”) and members of the Board of Directors for no consideration. No compensation cost was reversed for this surrender. In May 2007, 20,750 were forfeited for which compensation cost was reversed as applicable in the second quarter of 2007. The remaining 533,250 options were cancelled and settled in cash in June 2007 in an amount of $0.5 million.
The weighted average fair value of the common share options granted in excess of the caps in 2006 at the time of grant was $3.74 per share (2005 – $3.73 per share).
Restricted Common Shares
The Company’s restricted common shares have been classified as liabilities in accordance with both FAS 123R and FAS 123. The Company utilizes the Binomial Model to determine the value of restricted common shares settleable in cash until the rights are exercisable by the employee, at which time the fair value is based on the intrinsic value of the awards.
Stock Appreciation Rights
There were no stock appreciation rights issued during the three years ended December 31, 2006 or outstanding as of December 31, 2006 and 2005.
On February 15, 2007, 600,000 stock appreciation rights with an exercise price of $4.34 per right were granted to Company executives. Half of the rights vested and were exercisable immediately and the other 300,000 rights will vest and be exercisable by the end of 2007. These rights were measured at fair value at the date of grant and are remeasured each period until settled. At the grant date, these rights had weighted average fair value of $1.02 based on the fair value of $nil for the rights that vested on date of grant and a fair value of $2.04 for the rights that vest during 2007. The following assumptions were used at the time of grant for measuring the fair value of the right that vest during 2007:

Risk-free interest rate	4.79%
Market risk premium	5.63%
Beta	0.83
Expected option life (in years)	6.02
Expected volatility	60%
Annual termination probability	0%
Dividend yield	0%
Awards to Non-Employees
Stock-based awards for services provided by non-employees are accounted for based on the fair value of the services received or the stock-based award, whichever is more reliably determinable. If the fair value of the stock-based award is used, the fair value is measured at the date of the award and remeasured until the earlier of the date that the Company has a performance commitment from the non-employees, the date performance is completed, or the awards vest.

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
2.	Summary of Significant Accounting Policies (cont’d)

(r)	Pension Plans and Postretirement Benefits
The Company has a defined benefit pension plan, the Supplemental Executive Retirement Plan (the “SERP”). As the Company’s SERP is unfunded, as at December 31, 2006, a liability is recognized for the projected benefit obligation. Assumptions used in computing the defined benefit obligations are regularly reviewed by management in consultation with its actuaries and adjusted for current conditions. As at December 31, 2006, gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefits cost are recognized as a component of other comprehensive income. Amounts recognized in accumulated other comprehensive income including unrecognized gains or losses and prior service costs are adjusted as they are subsequently recognized as components of net periodic benefit cost. Prior service costs resulting from the pension plan inception or amendments are amortized over the expected future service life of the employees, cumulative actuarial gains and losses in excess of 10% of the projected benefit obligation are amortized over the expected average remaining service life of the employees, and current service costs are expensed when earned. The remaining weighted average future service life of the employees for the year ended December 31, 2006 was 2.8 years
For defined contribution pension plans, amounts contributed by the Company are recorded as an expense.
A liability is recognized for unfunded accumulated benefit obligation of the postretirement benefits plan. Assumptions used in computing the accumulated benefit obligation are reviewed by management in consultation with its actuaries and adjusted for current conditions. Current service cost is recognized as earned and actuarial gains and losses are recognized in the consolidated statement of operations immediately.
(s)	Guarantees
FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of a guarantee. Disclosures as required under FIN 45 have been included in note 16(h).
3.	Accounting Changes
As noted in note 2(q), the Company has changed its method of accounting for stock-based compensation by adopting SFAS 123R on January 1, 2006, using the modified prospective transition method.
The FASB also issued in September 2006 Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (an amendment of FASB Statement No. 87, 88, 106 and 132R) (“SFAS 158”). This Standard requires recognition of the unfunded status of a defined benefit plan in the statement of financial position, recognition in other comprehensive income of certain actuarial gains and losses and past service costs that arise during the period but are not recognized in the consolidated statement of operations and the addition of certain disclosures. In addition, SFAS 158 requires all benefit obligations to be measured at the Company’s year-end date. The recognition and disclosure elements are effective as of the end of the Company’s 2006 year-end and the measurement elements are effective for fiscal years ending after December 15, 2008. The Company’s current measurement date for its defined benefit plans is December 31. Adoption of SFAS 158 has resulted in a credit of $0.8 million net of income tax of $0.3 million to accumulated other comprehensive income, which represents unrecognized prior service credits of $1.7 million and net actuarial losses of $0.9 million at December 31, 2006 and a decrease in the accrued liabilities of $0.8 related to the accrued benefit cost.
In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 was implemented by the end of the Company’s fiscal 2006 reporting period. The Company has restated its prior period financial statements as described in note 4. As part of the restatement, the Company has recorded all prior period uncorrected errors, including those previously considered immaterial. The Company believes the approach used in the restatement is consistent with the principles in SAB 108.

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
4.	Restatement of Previously Issued Financial Statements
The Company has identified certain errors related to: (a) revenue recognition resulting from the Company’s review of its theater system arrangements over the past 5 years in response to comments received from the staff of both the SEC and Ontario Securities Commission (“OSC”) which indicated insufficient analysis of various sales and lease transactions and the accounting effect of certain contractual provisions within them; and misallocations of consideration to elements within certain multiple element arrangements; (b) capitalization of costs into inventory and films assets and amortization of film assets in accordance with SOP 00-2; (c) income tax liabilities resulting from failure to make certain tax elections on a timely basis and (d) certain other items described under Other Adjustments in this note. In addition, in the preparation of the consolidated financial statements, the Company recorded other adjustments related to prior periods’ unadjusted differences that had been deemed not to be material and adjustments related to prior periods recorded through 2004 opening retained earnings. The consolidated financial statements for the prior periods presented have been restated to reflect these error corrections under U.S. GAAP. A summary description of the more significant items resulting in the restatement are as follows:
i.	The Company’s revenue recognition policy has been revised to: a) treat the theater system equipment (including the projector, sound system, screen system and, if applicable, 3D glasses cleaning machine) and certain initial services associated with the theater system equipment as a single deliverable and as a single unit of accounting, b) require specific delivery and performance conditions be met; and c) require specific customer acceptance requirements be met. These revisions impact the timing of when the Company recognizes revenue from theater system sales and leases and resulted in revenue related to 14 transactions being moved to later years (revenue and net earnings impact of $27.1 million and $14.0 million, respectively). As a consequence, revenue and net earnings of $5.1 million and $3.0 million, respectively, related to three transactions has been deferred to be recognized in years subsequent to 2006. The most significant impact was in 2005, when revenue for 10 installations was moved to later years (revenue and net earnings impact of $17.5 million and $9.7 million, respectively). Eight installations were moved to 2006 (with a revenue and net earnings impact of $14.1 million and $7.5 million, respectively) and two installations (with a revenue and net earnings impact of $3.4 million and $2.2 million, respectively) were moved to 2007.

Other adjustments related to theater systems include the misallocation of consideration to elements within certain multiple element arrangements, reclassification of certain transactions from sales to sales-type leases and from sales-type leases to operating leases given remaining lien rights or non-standard contractual provisions, inappropriate deferral and allocation of revenue to elements, and improperly recognized finance income on certain transactions. These adjustments resulted in a net decrease of income of $1.9 million for the period 2002 through 2006.

ii.	Adjustments for inventory costs, film and income tax accounting and the impact of prior periods’ unadjusted differences resulted in a net decrease of income of $4.6 million for periods prior to 2006, $3.1 million of these adjustments increased income in 2006 with the remaining $1.5 million to increase income in 2007 and thereafter.
Impact of Restatement on Years Ended 2004 and 2005
The sections which follow present additional detail with regard to the restatement and the impact on operations for the years ended 2005 and 2004.

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
4.	Restatement of Previously Issued Financial Statements (cont’d)

Revenue Recognition – Theater Systems
As described in notes 1 and 2 (n) of these audited consolidated financial statements, the Company’s revenue arrangements include multiple elements. In prior years, the Company considered each component of its theater systems to be a separate element. As a result, revenue was recognized when certain components were installed. As part of the review of its revenue recognition policy, the Company concluded its policy for revenue recognition on theater systems should be revised to treat all components of the theater system (including the projector, sound system, screen system and, if applicable, 3D glasses cleaning machine), theater design support, supervision of installation, projectionist training and the use of that IMAX brand as a single deliverable and as a single unit of accounting. In addition, the Company revised its policy to require that (i) the projector, sound system and screen system be installed and be in full working condition, the 3D glasses cleaning machine, if applicable, be delivered and projectionist training be completed, and (ii) written customer acceptance thereon be received, or the public opening of the theater take place, before revenue can be recognized. In conjunction with these changes, the Company undertook an extensive review of all of its revenue arrangements for theater systems for the period from 2002 to 2006. Two transactions which were originally recorded in 2004 (revenue and net earnings impact of $3.0 million and $1.6 million, respectively) were moved to 2005 and 2006. Eight transactions which were originally recorded in 2005 (revenue and net earnings impact of $14.1 million and $7.5 million, respectively) were moved to 2006 and two transactions which were originally recorded in 2005 were moved to 2007 (revenue and net earnings impact of $3.4 million and $2.2 million, respectively). In addition, one transaction recorded in 2002 was moved to 2005 (revenue and net earnings impact of $4.9 million and $2.1 million, respectively) and one transaction recorded in 2006 was moved to 2007 (revenue and net earnings impact of $1.7 million and $0.6 million, respectively).
Revenue Recognition – Other
As a result of the review of the revenue arrangements, the Company identified additional errors including the following:
▪	Based on an analysis of fair values of elements within arrangements, the Company determined that fair value previously allocated in certain multiple element arrangements was not appropriate and has adjusted these amounts.

▪	The existence of certain non-standard contractual provisions resulted in: the reclassification of certain sales arrangements to sales-type lease transactions, for accounting purposes when the customer was granted title to the system until all payments were made and certain sales-type leases to operating leases given substantially all of the benefits and risks of ownership had not passed to the customer; and the timing of recognition of the minimum annual payments under certain arrangements.

▪	Settlement revenue was recognized on a MPX upgrade which was conditional upon the Company meeting certain conditions which were ultimately not met during the year. The Company has deferred the amount of settlement revenue awaiting installation of an alternate theater system configuration.

▪	Finance income continued to be recognized when the related financing receivables were impaired. The Company has revised its procedures and discontinued the recognition of finance income until the impairment issues were resolved.
The impact of these adjustments was a decrease in income in 2004 of $0.6 million and an increase to income in 2005 of $0.9 million.

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
4.	Restatement of Previously Issued Financial Statements (cont’d)

Inventory Costs
During the period from 2001 to 2006, the Company paid certain fees to a professional services firm to assist the Company in identifying sales opportunities and provide assistance in negotiating and concluding contracts in the developing Asian market. These fees were capitalized and allocated to theater systems inventory for various Asian customers. The Company has determined that these fees were promotional and selling expenses which should have been expensed as incurred as the costs were not direct and incremental costs to a contract. The statement of operations has been adjusted by a decrease to net earnings of $0.2 million and an increase to net earnings of $0.3 million for the years ended December 31, 2004 and 2005, respectively.
Film Accounting
The Company has determined that it had misclassified certain costs incurred in respect of co-produced film productions between 2004 and the third quarter of 2006. Marketing and advertising costs were co-mingled with film production costs, and both were capitalized to film assets, and subsequently amortized into the income statement over the estimated ultimate revenues associated with the film productions. Film exploitation costs, which include marketing and advertising costs, as defined in SOP 00-2, “Accounting by Producers or Distributors of Films”, should be expensed in the period incurred and not capitalized to film assets. In addition, certain costs were accrued by the Company prior to being incurred. These costs have been moved to the period in which they were incurred. On certain co-produced film productions the Company received production fees which should have been deferred and recognized over the estimated ultimate revenues. These production fees were previously recognized when production of the film was complete. The Company also determined that it had not appropriately applied the individual-film-forecast computation method when it amortized its film assets and deferred production fees and accrued its participation liabilities for the periods between 2002 and the third quarter of 2006. SOP 00-2 requires changes in estimates of ultimate revenues used in the individual-film-forecast computation method to be adjusted prospectively from the beginning of the year of the change. The Company had applied changes in estimates on a retroactive basis from the original release date. In addition, the Company adjusted its amortization of prepaid print costs. The statement of operations has been adjusted by an increase to net earnings of $0.3 million and a decrease to net earnings of $2.8 million for the years ended December 31, 2004 and 2005, respectively.
Branch Level Interest Taxes
The Company did not properly account for tax liabilities for branch level interest tax. For the years ended December 31, 2002, 2003 and 2004, the Company failed to make timely tax elections that would have prevented an allocation of the Company’s interest expense on its long-term indebtedness to the Company’s U.S. branch income tax returns. In 2006, the Company was assessed branch level interest taxes, interest and penalties due to the fact that these tax elections were not filed on a timely basis. The Company has determined that an accrued liability for the tax obligations should have been recorded at the time elections should have been filed and the taxes were due to be paid, which was in the third quarter of each of the years ended December 31, 2003, 2004 and 2005. The statement of operations has been adjusted by a decrease to net earnings of $0.3 million and $0.3 million for the years ended December 31, 2004 and 2005, respectively.
Other Adjustments
During the preparation of executive compensation information for the 2006 Annual Report on Form 10-K, the Company determined that the two Co-CEOs were entitled to postretirement health benefits since 2000 for which the obligation had not been included in the prior financial statements as required under SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other than Pensions”. As a result the Company should have accrued $0.2 million in 2000. SG&A was understated by less than $0.1 million in each of 2004 and 2005 for this obligation.

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
4.	Restatement of Previously Issued Financial Statements (cont’d)

Other Adjustments (cont’d)
As part of its restatement, the Company adjusted for all unadjusted differences that were deemed to be not material when the prior periods’ financial statements were issued by the Company. The following paragraphs summarize these adjustments:
In 2002, the Company recorded an asset impairment of $0.6 million on a return of certain system components which the Company decided to use as a training system. As the equipment was designated as an asset to be held and used, the carrying value of the system was recoverable. Accordingly, an impairment should not have been recorded and the asset should have been depreciated over its remaining life of three years. Depreciation expense should have been $0.2 million and $0.1 million higher for 2004 and 2005, respectively. The related expense was included in Cost of Sales – Services.
The Company inadvertently did not subject certain of its camera assets to depreciation in the years ended 2002 and 2003. The Company originally corrected this error by booking excess depreciation of $0.3 million in 2004 which related to prior periods. The restatement increased depreciation on the camera assets, which is included in Cost of Sales – Rentals, in the appropriate periods and decreased depreciation expense in 2004 by $0.3 million.
The Company accrued excess interest of three days in the amount of $0.1 million at the end of 2003 related to the Company’s 9.625% Senior Notes due December 1, 2010 (the “Senior Notes”). The restatement increased interest expense in 2004 by $0.1 million.
In 2001, the Company received funds from a sponsor for naming rights for certain films. The Company’s policy is to recognize revenue and costs over the term of the sponsorship agreement; however, for this particular agreement, the Company recognized revenues and costs over a longer period than the agreement period. As a result, the Company’s revenues reduced by $0.2 million in 2004.
In 2003, the Company incorrectly valued its stock options, resulting in an increase in net earnings. As a result, the shareholders’ deficit was decreased by $0.2 million as of December 31, 2004.
The following table presents the impact of the restatement on the Company’s previously reported Shareholders’ Deficit as of December 31, 2003:

Originally reported	$(51,776)
Revenue recognition – Theater Systems	(2,107)
Revenue recognition – Other	(2,337)
Inventory Costs	(839)
Film Accounting	(12)
Branch Level Interest Taxes	(234)
Other Adjustments	(27)

As restated	$(57,332)

Statements of Cash Flows
There were no errors in the cash flow statements for the years ended December 31, 2005 and 2004 other than conforming changes to the components of the reconciliation to net cash provided by or used in operating activities related to the restatement adjustments described above.

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
4.	Restatement of Previously Issued Financial Statements (cont’d)
The impact of the restatement to periods prior to 2004 was a net increase in deficit of $5.7 million. The following tables present the impact of the restatement adjustments on the Company’s previously issued consolidated balance sheet, consolidated statements of operations and consolidated statements of cash flows presented as comparative to the 2006 consolidated financial statements.
The following table presents the impact of the restatement on the Company’s previously issued consolidated balance sheet as of December 31, 2005:

		Revenue				Branch
	As	Recognition-	Revenue			Level
	Previously	Theater	Recognition-	Inventory	Film	Interest	Other	As
	Reported(1)	Systems	Other	Costs	Accounting	Taxes	Adjustments	Restated
Assets
Cash and cash equivalents	$24,324	$—	$—	$—	$—	$—	$—	$24,324
Short-term investments	8,171	—	—	—	—	—	—	8,171
Accounts receivable	22,020	—	(1,893)	—	(11)	—	—	20,116
Financing receivables	67,151	(6,324)	2,010	—	—	—	—	62,837
Inventories	23,673	6,404	(341)	(769)	—	—	—	28,967
Prepaid expenses	3,825	2	—	—	(185)	—	(10)	3,632
Film assets	3,329	—	—	—	(1,621)	—	—	1,708
Property, plant and equipment	26,780	—	583	—	—	—	—	27,363
Other assets	13,359	775	—	—	—	—	—	14,134
Deferred income taxes	6,171	—	—	—	—	—	—	6,171
Goodwill	39,027	—	—	—	—	—	—	39,027
Other intangible assets	2,701	—	—	—	—	—	—	2,701

Total assets	$240,531	$857	$359	$(769)	$(1,817)	$—	$(10)	$239,151

Liabilities
Accounts payable	$6,935	$—	$—	$—	$536	$—	$—	$7,471
Accrued liabilities	52,242	(1,516)	171	2	(320)	809	367	51,755
Deferred revenue	44,397	12,840	2,183	—	420	—	—	59,840
Senior Notes due 2010	160,000	—	—	—	—	—	—	160,000

Total liabilities	263,574	11,324	2,354	2	636	809	367	279,066

Shareholders’ equity (deficit)
Capital stock	121,674	—	—	—	—	—	62	121,736
Other equity	1,758	—	—	—	—	—	106	1,864
Deficit	(144,347)	(10,467)	(1,995)	(771)	(2,453)	(809)	(545)	(161,387)
Accumulated other comprehensive income (loss)	(2,128)	—	—	—	—	—	—	(2,128)

Total shareholders’ deficit	(23,043)	(10,467)	(1,995)	(771)	(2,453)	(809)	(377)	(39,915)

Total liabilities and shareholders’ equity (deficit)	$240,531	$857	$359	$(769)	$(1,817)	$—	$(10)	$239,151

(1)	Certain previously reported figures have been reclassified. Specifically, commissions and other deferred selling costs in the amount of $2,516 have been reclassified from Inventories to Other Assets and accrued liabilities and uncollected lease payments and finance receivable installments and related provisions have been reclassified from Accounts receivable to Financing receivables.

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
4.	Restatement of Previously Issued Financial Statements (cont’d)
The following table presents the impact of the restatement on the Company’s previously issued consolidated statement of operations for the year ended December 31, 2005:

		Revenue				Branch
	As	Recognition-	Revenue			Level
	Previously	Theater	Recognition-	Inventory	Film	Interest	Other	As
	Reported(1)	Systems	Other	Costs	Accounting	Taxes	Adjustments	Restated
Revenues
Equipment and product sales	$61,077	$(11,099)	$750	$—	$—	$—	$—	$50,728
Services	58,084	(14)	832	—	(547)	—	—	58,355
Rentals	6,819	—	497	—	—	—	—	7,316
Finance income	4,632	(115)	88	—	—	—	—	4,605
Other revenues	14,318	—	—	—	—	—	—	14,318

	144,930	(11,228)	2,167		(547)			135,322

Costs of goods sold, services and rentals
Equipment and product sales	28,977	(4,261)	996	(506)	—	—	10	25,216
Services	41,656	3	27	—	2,212	—	71	43,969
Rentals	2,216	—	244	—	—	—	—	2,460
Other costs of goods sold	143	—	(1)	—	—	—	—	142

	72,992	(4,258)	1,266	(506)	2,212	—	81	71,787

Gross margin	71,938	(6,970)	901	506	(2,759)		(81)	63,535

Selling, general and administrative expenses	37,287	22	—	211	—	—	32	37,552
Research and development	3,264	(40)	—	—	—	—	—	3,224
Amortization of intangibles	911	—	—	—	—	—	—	911
Receivable provisions net of (recoveries)	(859)	(150)	—	—	—	—	—	(1,009)
Asset impairments	13	—	—	—	—	—	—	13

Earnings from operations	31,322	(6,802)	901	295	(2,759)		(113)	22,844

Interest income	1,004	—	—	—	—	—	—	1,004
Interest expense	(16,773)	—	—	—	—	(102)	—	(16,875)

Earnings (loss) from continuing operations before income taxes	15,553	(6,802)	901	295	(2,759)	(102)	(113)	6,973
Recovery of (provision for) income taxes	(934)	—	—	—	—	(196)	—	(1,130)

Net earnings (loss) from continuing operations	14,619	(6,802)	901	295	(2,759)	(298)	(113)	5,843
Net earnings from discontinued operations	1,979	—	—	—	—	—	—	1,979

Net earnings (loss)	$16,598	$(6,802)	$901	$295	$(2,759)	$(298)	$(113)	$7,822

Earnings (loss) per share
Earnings (loss) per share – basic:
Net earnings (loss) from continuing operations	$0.37	$(0.17)	$0.02	$0.01	$(0.07)	$(0.01)	$—	$0.15
Net earnings from discontinued operations	$0.05	$—	$—	$—	$—	$—	$—	$0.05

Net (loss) earnings	$0.42	$(0.17)	$0.02	$0.01	$(0.07)	$(0.01)	$—	$0.20

Earnings (loss) per share – diluted:
Net earnings (loss) from continuing operations	$0.35	$(0.16)	$0.02	$0.01	$(0.07)	$(0.01)	$	$0.14
Net earnings from discontinued operations	$0.05	$—	$—	$—	$—	$—	$—	$0.05

Net earnings (loss)	$0.40	$(0.16)	$0.02	$0.01	$(0.07)	$(0.01)	$—	$0.19

(1)	The Company has changed the presentation of revenues and cost of goods sold, services and rentals to conform to the presentation requirements specified in Regulation S-X of the Securities Exchange Act of 1934.

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
4.	Restatement of Previously Issued Financial Statements (cont’d)
The following table presents the impact of the restatement on the Company’s previously issued consolidated statement of operations for the year ended December 31, 2004:

		Revenue				Branch
	As	Recognition-	Revenue			Level
	Previously	Theater	Recognition-	Inventory	Film	Interest	Other	As
	Reported(1)	Systems	Other	Costs	Accounting	Taxes	Adjustments	Restated
Revenues
Equipment and product sales	$48,107	$(2,898)	$(917)	$—	$—	$—	$(233)	$44,059
Services	59,175	(34)	624	—	(161)	—	—	59,604
Rentals	5,585	—	672	—	—	—	—	6,257
Finance income	3,991	(61)	98	—	—	—	—	4,028
Other revenues	19,122	—	(729)	—	—	—	—	18,393

	135,980	(2,993)	(252)	—	(161)	—	(233)	132,341
Costs of goods sold, services and rentals
Equipment and product sales	20,870	(1,501)	29	(2)	—	—	(42)	19,354
Services	45,501	1	(9)	—	(479)	—	210	45,224
Rentals	3,222	—	284	—	—	—	(323)	3,183
Other costs of goods sold	469	—	—	—	—	—	—	469

	70,062	(1,500)	304	(2)	(479)	—	(155)	68,230

Gross margin	65,918	(1,493)	(556)	2	318	—	(78)	64,111

Selling, general and administrative expenses	36,066	31	—	229	—	—	31	36,357
Research and development	3,995	39	—	—	—	—	—	4,034
Amortization of intangibles	719	—	—	—	—	—	—	719
Receivable provisions net of (recoveries)	(1,487)	(1)	—	—	—	—	—	(1,488)
Asset impairments	848	—	—	—	—	—	—	848

Earnings from operations	25,777	(1,562)	(556)	(227)	318	—	(109)	23,641

Interest income	756	—	—	—	—	—	—	756
Interest expense	(16,853)	—	—	—	—	(90)	(128)	(17,071)
Loss on retirement of notes	(784)	—	—	—	—	—	—	(784)
Recovery of long-term investments	293	—	—	—	—	—	—	293

Earnings (loss) from continuing operations before income taxes	9,189	(1,562)	(556)	(227)	318	(90)	(237)	6,835
Recovery of (provision for) income taxes	255	—	—	—	—	(186)	—	69

Net earnings (loss) from continuing operations	9,444	(1,562)	(556)	(227)	318	(276)	(237)	6,904
Net earnings from discontinued operations	800	—	—	—	—	—	—	800

Net earnings (loss)	$10,244	$(1,562)	$(556)	$(227)	$318	$(276)	$(237)	$7,704

Earnings (loss) per share
Earnings (loss) per share – basic:
Net earnings (loss) from continuing operations	$0.24	$(0.04)	$(0.01)	$—	$0.01	$(0.01)	$(0.01)	$0.18
Net earnings from discontinued operations	$0.02	$—	$—	$—	$—	$—	$—	$0.02

Net (loss) earnings	$0.26	$(0.04)	$(0.01)	$—	$0.01	$(0.01)	$(0.01)	$0.20

Earnings (loss) per share – diluted:
Net earnings (loss) from continuing operations	$0.24	$(0.04)	$(0.01)	$—	$0.01	$(0.01)	$(0.02)	$0.17
Net earnings from discontinued operations	$0.02	$—	$—	$—	$—	$—	$—	$0.02

Net earnings (loss)	$0.26	$(0.04)	$(0.01)	$—	$0.01	$(0.01)	$(0.02)	$0.19

(1)	The Company has changed the presentation of revenues and cost of goods sold, services and rentals to conform to the presentation requirements specified in Regulation S-X of the Securities Exchange Act of 1934.

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
5.	Financing Receivables

(a)	General Terms of Lease Arrangements
A substantial majority of the Company’s leases are classified as sales-type leases. Certain arrangements that are legal sales are also classified as sales-type leases as certain clauses within the arrangements limit transfer of title or provides the Company with conditional rights to the system. The customer’s rights under the Company’s lease arrangements are described in note 2 (n). The Company classifies its lease arrangements at inception of the arrangement to determine whether they are sales-type leases or operating leases. Under the Company’s lease arrangement, the customer has the ability and the right to operate the hardware components or direct others to operate them in a manner determined by the customer. The Company’s lease terms are typically non-cancellable for 10 to 20 years with renewal provisions. Except for those sales arrangements that are classified as sales-type leases, the Company’s leases generally do not contain an automatic transfer of title at the end of the lease term. The Company’s lease arrangements do not contain a guarantee of residual value at the end of the lease term. The customer is required to pay for executory costs such as insurance and taxes and is required to pay the Company for maintenance and extended warranty generally after the first year of the lease. The customer is responsible for obtaining insurance coverage for the theater systems commencing on the date specified in the arrangement’s shipping terms and ending on the date the theater systems are delivered back to the Company.
(b)	Net Carrying Value of Financing Receivables
Financing receivables, consisting of net investment in leases and receivables from the financed sale of its theater systems, are as follows:

	As at December 31,
	2006	2005
		As restated
Gross minimum lease amounts receivable	$89,343	$87,522
Residual value of equipment	368	632
Unearned finance income	(31,182)	(32,030)

Present value of minimum lease amounts receivable	58,529	56,124
Accumulated allowance for uncollectible amounts	(2,445)	(2,768)

Net investment in leases	56,084	53,356

Gross receivables from financed sales	14,268	13,318
Unearned income	(4,474)	(3,837)

Present value of financed sale receivables	9,794	9,481

Total financing receivables	$65,878	$62,837

Present value of financed sale receivables due within one year	$1,886	$1,718
Present value of financed sale receivables due after one year	$7,908	$7,763
In 2006 the financed sale receivables had a weighted average effective interest rate of 8.3% (2005 - 7.7%).
(c)	Contingent Rents
Revenues from equipment and product sales and revenues from rentals include the following contingent rent amounts, from sales-type and operating leases and joint revenue sharing arrangements, respectively, for the years ended December 31:

	2006	2005	2004
		As restated	As restated
Sales-type leases	$873	$1,234	$847
Operating leases	1,817	4,353	4,739
Joint revenue sharing arrangements	1,107	666	—

	$3,797	$6,253	$5,586

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
5.      Financing Receivables (cont’d)
(d)    Future Minimum Rental Payments
Future minimum rental payments receivable from operating and sales-type leases at December 31, 2006, for each of the next five years are as follows:

	Operating Leases	Sales-Type Leases
2007	$1,341	$9,215
2008	1,355	8,500
2009	1,411	8,302
2010	1,320	8,221
2011	1,280	8,161
Thereafter	6,251	43,737

Total	$12,958	$86,136

6.      Inventories

	As at December 31,
	2006	2005
		As restated
Raw materials	$11,504	$10,464
Work-in-process	2,677	3,200
Finished goods	12,732	15,303

	$26,913	$28,967

7.      Film Assets

	As at December 31,
	2006	2005
		As restated
Completed and released films, net of accumulated amortization	$1,050	$1,377
Films in production	40	142
Development costs	145	189

	$1,235	$1,708

All unamortized film costs, as at December 31, 2006, for released films are expected to be amortized within four years from December 31, 2006. The amount of participation payments to third parties related to these films that the Company expects to pay during 2007 is $4.2 million.
8.      Property, Plant and Equipment

	As at December 31, 2006
		Accumulated
	Cost	Depreciation	Net book value
Equipment leased or held for use or rental
Theater system components(1)	$30,384	$22,624	$7,760
Camera equipment	5,954	5,924	30

	36,338	28,548	7,790

Assets under construction	10	—	10

Other property, plant and equipment
Land	1,593	—	1,593
Buildings	14,723	6,899	7,824
Office and production equipment(2)	24,560	21,496	3,064
Leasehold improvements	8,144	4,036	4,108

	49,020	32,431	16,589

	$85,368	$60,979	$24,389

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
8.      Property, Plant and Equipment (cont’d)

	As at December 31, 2005
		Accumulated
	Cost	Depreciation	Net book value
	As restated	As restated	As restated
Equipment leased or held for use or rental
Theater system components(1)	$31,522	$22,218	$9,304
Camera equipment	5,955	5,892	63

	37,477	28,110	9,367

Other property, plant and equipment
Land	1,593	—	1,593
Buildings	14,723	6,397	8,326
Office and production equipment(2)	24,975	21,642	3,333
Leasehold improvements	8,126	3,382	4,744

	49,417	31,421	17,996

	$86,894	$59,531	$27,363

(1)	Included in theater system components are assets with costs of $26.4 million (2005 – $27.8 million) and accumulated depreciation of $20.1 million (2005 – $20.0 million) that are leased to customers under operating leases and joint revenue sharing arrangements.

(2)	Included in office and production equipment are assets under capital lease with costs of $1.4 million (2005 – $0.9 million) and accumulated depreciation of $0.9 million (2005 – $0.6 million).
9.      Other Assets

	As at December 31,
	2006	2005
		As restated
Cash surrender value of life insurance policies	$4,255	$3,349
Deferred charges on debt financing	3,719	4,635
Commissions and other deferred selling expenses	2,391	2,516
Pension asset, representing unrecognized prior service costs	—	3,634

	$10,365	$14,134

10.    Income Taxes
(a)	Earnings (loss) from continuing operations before income taxes by tax jurisdiction, for the years ended December 31, are comprised of the following:

	2006	2005	2004
		As restated	As restated
Canada	$(14,802)	$6,520	$3,715
United States	2,556	543	2,820
Other	152	(90)	300

	$(12,094)	$6,973	$6,835

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
10.    Income Taxes (cont’d)
(b)	The (provision for) recovery of income taxes related to income from continuing operations, for the year ended December 31, is comprised of the following:

	2006	2005	2004
		As restated	As restated
Current:
Canada	$(299)	$(1,130)	$(1,006)
Foreign	(1)	—	(68)

	(300)	(1,130)	(1,074)

Deferred:
Canada	(5,918)	52	1,143
Foreign	—	(52)	—

	(5,918)	—	1,143

	$(6,218)	$(1,130)	$69

(c)	The (provision for) recovery of income taxes from continuing operations differs from the amount that would have resulted by applying the combined Canadian federal and provincial statutory income tax rates to earnings (losses), for the years ended December 31, due to the following:

	2006	2005	2004
		As restated	As restated
Income tax recovery (provision for) at combined statutory rates	$4,233	$(2,522)	$(2,469)

Adjustments resulting from:
Non-taxable portion of capital gains and losses	—	—	(1,358)
Non-deductible interest and penalties	(31)	(137)	20
Non-deductible stock option expense	(328)	(102)	(66)
Other non-deductible items	(89)	(144)	(46)
Decrease (increase) in valuation allowance	(7,807)	488	3,335
Large corporations tax and other taxes	—	(248)	(467)
Income tax at different rates in foreign and other provincial jurisdictions	(535)	(8)	(17)
Carryforward (utilization) of investment and other tax credits (non-refundable)	(153)	202	1,183
Tax recoveries through loss and tax credit carrybacks	7	158	808
Effect of legislated tax rate (reductions) increases	(2,350)	—	—
Changes to deferred tax assets and liabilities resulting from audit and other tax return adjustments	856	987	(944)
Other	(21)	196	90

(Provision for) recovery of income taxes, as reported	$(6,218)	$(1,130)	$69

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
10.	Income Taxes (cont’d)

(d)	The net deferred income tax asset, at December 31, is comprised of the following:

	2006	2005
		As restated
Net operating loss and capital loss carryforwards	$15,505	$15,014
Investment tax credit and other tax credit carryforwards	2,457	2,519
Write-downs of other assets	833	2,545
Excess tax over accounting basis in property, plant and equipment and inventories	38,213	41,639
Accrued pension liability	7,676	8,164
Other accrued reserves	1,763	1,401
Other	8	8

Total deferred income tax assets	66,455	71,290
Income recognition on net investment in leases	(14,462)	(21,534)

	51,993	49,756
Valuation allowance	(51,993)	(43,585)

Net deferred income tax asset	$—	$6,171

(e)	Estimated net operating loss carryforwards and estimated tax credit carryforwards expire as follows:

	Investment tax
	credits and other	Net operating
	tax credit	loss
	carryforwards	carryforwards
2007	$—	$—
2008	554	417
2009	583	23
2010	158	56
2011	218	7
Thereafter	1,682	42,201

	$3,195	$42,704

Estimated net operating loss carryforwards can be carried forward to reduce taxable income through to 2026. Estimated capital loss carryforwards amount to $14.0 million as at December 31, 2006 and can be carried forward indefinitely to reduce capital gains. Investment tax credits and other tax credits can be carried forward to reduce income taxes payable through to 2026.

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
11.	Other Intangible Assets

	As at December 31, 2006
		Accumulated
	Cost	amortization	Net book value
Patents and trademarks	$5,550	$3,084	$2,466
Intellectual property rights	100	19	81
Other	250	250	—

	$5,900	$3,353	$2,547

	As at December 31, 2005
		Accumulated
	Cost	amortization	Net book value
Patents and trademarks	$5,238	$2,628	$2,610
Intellectual property rights	100	9	91
Other	250	250	—

	$5,588	$2,887	$2,701

The Company expects to amortize approximately $0.5 million of other intangible assets for each of the next 5 years. Fully amortized other intangible assets are still in use by the Company.

12.	Senior Notes due 2010

In December 2003, the Company completed a private placement of $160.0 million principal amount of 9.625% Senior Notes due December 1, 2010 (the “Unregistered Senior Notes”) to a group of initial purchasers. In November 2004, the Company completed an exchange offer wherein $159.0 million of the Company’s Unregistered Senior Notes were exchanged for Senior Notes registered under the Securities Act of 1933, as amended (the “Registered Senior Notes”). Apart from the fact that the Registered Senior Notes have been registered under the Securities Act, the Unregistered Senior Notes and the Registered Senior Notes are substantially identical and are referred to herein as the “Senior Notes”.

The Senior Notes bear interest at a rate of 9.625% per annum and are unsecured obligations that rank equally with any of the Company’s existing and future senior indebtedness and senior to all of the Company’s existing and future subordinated indebtedness. The payment of principal, premium, if any and interest on the Senior Notes is unconditionally guaranteed, jointly and severally, by certain of the Company’s wholly-owned subsidiaries. The Senior Notes are subject to redemption for cash by the Company, in whole or in part, at any time on or after December 1, 2007, at redemption prices expressed as percentages of the principal amount for each 12-month period commencing December 1 of the years indicated: 2007 – 104.813%; 2008 – 102.406%; 2009 and thereafter - 100.000%, together with accrued and unpaid interest thereon to the redemption date. If certain changes were to result in the imposition of withholding taxes under Canadian law, the Senior Notes are subject to redemption at the Company’s option, in whole but not in part, at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest to the date of redemption. In the event of a change in control, the Company will be required to make an offer to repurchase the Senior Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. In addition, prior to December 1, 2006, under certain conditions, the Company could have redeemed up to 35% of the Senior Notes with the proceeds of certain equity offerings at 109.625% of the principal amount thereof together with accrued and unpaid interest thereon to the date of redemption.

The terms of the Company’s Senior Notes impose certain restrictions on its operating and financing activities, including certain restrictions on the Company’s ability to: incur certain additional indebtedness; make certain distributions or certain other restricted payments; grant liens; create certain dividend and other payment restrictions affecting the Company’s subsidiaries; sell certain assets or merge with or into other companies; and enter into certain transactions with affiliates.

As at December 31, 2006, the Company had outstanding $159.0 million (2005 – $159.0 million) aggregate principal of Registered Senior Notes and $1.0 million (2005 – $1.0 million) aggregate principal of Unregistered Senior Notes.

The terms of the Company’s Senior Notes require that annual and quarterly financial statements are filed with the Trustee within 15 days of the required public company filing deadlines. If these financial reporting covenants are breached then this is considered an event of default under the terms of the Senior Notes and the Company has 30 days to cure this default, after which the Senior Notes become due and payable.

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
12.	Senior Notes due 2010 (cont’d)

In March 2007, the Company delayed the filing of its Annual Report on Form 10-K for the year ended December 31, 2006 beyond the required public company filing deadline due to the discovery of certain accounting errors, broadened its accounting review to include certain other accounting matters based on comments received by the Company from the SEC and OSC, and ultimately restated financial statements for certain periods. The filing delay resulted in the Company being in default of a financial reporting covenant under the indenture dated as of December 4, 2003, and as thereafter amended and supplemented, governing the Company’s Senior Notes due 2010 (the “Indenture”).

On April 16, 2007 the Company completed a consent solicitation, receiving consents from holders of approximate 60% aggregate principal amount of the Senior Notes (the “Consenting Holders”) to execute a ninth supplemental indenture (the “Supplemental Indenture”) to the Indenture with the Guarantors named therein and U.S. Bank National Association. The Supplemental Indenture waived any defaults existing at such time arising from a failure by the Company to comply with the Indenture’s reporting covenant requiring that annual and quarterly financial statements are filed with the trustee within 15 days of the required public company filing deadlines, and extended until May 31, 2007, or at the Company’s election until June 30, 2007 (the “Covenant Reversion Date”), the date by which the Company’s failure to comply with the reporting covenant shall constitute a default, or be the basis for an event of default under the Indenture. The Company paid consent fees of $1.0 million to the Consenting Holders. On May 30, 2007, the Company provided notice to the holders of the Senior Notes of its election to extend the Covenant Reversion Date to June 30, 2007. The Company paid additional consent fees of $0.5 million to the Consenting Holders. Because the Company did not file its Annual Report on Form 10-K for the year ended December 31, 2006 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 by June 30, 2007, it was in default of the reporting covenant under the Indenture on July 1, 2007, and received notice of such default on July 2, 2007. The Company expects to cure such default under the Indenture, which provides for a 30-day cure period for defaults under the reporting covenant, by filing this 10-K and the first quarter 2007 10-Q by the end of the 30-day cure period.

13.	Old Senior Notes due 2005

In December 1998, the Company issued $200.0 million of Senior Notes due December 1, 2005 bearing interest at a rate of 7.875% per annum (the “Old Senior Notes”).

During 2003, the Company retired an aggregate of $47.2 million principal amount of the Old Senior Notes and completed a tender offer and consent solicitation for its remaining $152.8 million of the Old Senior Notes. In December 2003, $123.6 million in principal of the Old Senior Notes were redeemed pursuant to the tender offer. Notice of Redemption for all remaining outstanding Old Senior Notes was delivered on December 4, 2003 and the remaining $29.2 million of outstanding Old Senior Notes were redeemed on January 2, 2004. A loss of $0.8 million related to the retirement was recorded in 2004.

Interest expense on the Old Senior Notes amounted to less than $0.1 million in 2004.

14.	Credit Facility

On February 6, 2004, the Company entered into a Loan Agreement for a secured revolving credit facility as amended on June 30, 2005 and as further amended by the Second Amendment to the Loan Agreement which was entered into with effect from May 16, 2006 (the “Credit Facility”). The Credit Facility is a revolving credit facility expiring on October 31, 2009 with an optional one-year renewal thereafter contingent upon approval by the lender, permitting maximum aggregate borrowings of $40.0 million, subject to a borrowing base calculation which includes the Company’s financing receivables, operating leases, finished goods inventory and capital assets with certain reserve requirements and deductions for outstanding letters of credit. As at December 31, 2006, the Company’s current borrowing capacity under such calculation is $23.6 million after deduction for outstanding letters of credit of $9.4 million. The Credit Facility bears interest at the applicable prime rate per annum or LIBOR plus a margin as specified therein per annum and is collateralized by a first priority security interest in all of the current and future assets of the Company. The Credit Facility contains typical affirmative and negative covenants, including covenants that restrict the Company’s ability to: incur certain additional indebtedness; make certain loans, investments or guarantees; pay dividends; make certain asset sales; incur certain liens or other encumbrances; conduct certain transactions with affiliates and enter into certain corporate transactions. In addition, the Credit Facility agreement contains customary events of default, including upon an acquisition or a change of control that may have a material adverse effect on the Company or a guarantor. The Credit Facility also requires the Company to maintain, over a period of time, a minimum level of cash collections and a minimum level of adjusted earnings before interest, taxes, depreciation and amortization including film asset amortization, stock and other non-cash compensation, write downs (recoveries), and asset impairment charges, and other non-cash uses of funds calculated on a trailing four quarter basis, of not less than $20.0 million.

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
14.	Credit Facility (cont’d)

Under the terms of the Credit Facility, the Company has to comply with several reporting requirements including the delivery of audited consolidated financial statements within 120 days of the end of the fiscal year.

In March 2007, the Company delayed the filing of its Annual Report on Form 10-K for the year ended December 31, 2006 beyond the filing deadline in order to restate financial statements for certain periods during the fiscal years 2002 – 2006. On March 27, 2007, the Credit Facility lender waived the requirement for the Company to deliver audited consolidated financial statements within 120 days of the end of the fiscal year ended December 31, 2006, provided such statements and documents were delivered on or before June 30, 2007. On June 27, 2007, the Credit Facility lender agreed that an event of default would not be deemed to have occurred unless the Company’s 10-K filing does not occur by July 31, 2007 or upon the occurrence and continuance of an event of default under the Company’s Indenture governing its Senior Notes, which has not been cured within the applicable grace period.

15.	Commitments

(a)	The Company’s lease commitments consist of rent and equipment under operating leases. The Company accounts for any incentives provided over the term of the lease. Total minimum annual rental payments to be made by the Company under operating leases are as follows:

2007	$5,824
2008	5,651
2009	5,511
2010	5,656
2011	5,793
Thereafter	14,293

$42,728

Rent expense was $5.1 million for 2006 (2005 – $4.8 million, 2004 – $4.5 million), net of sublease rental of $0.7 million (2005 – $0.6 million, 2004 – $0.6 million).

(b)	As at December 31, 2006, the Company has letters of credit of $9.4 million outstanding under the Company’s credit facility arrangement (see note 14). In addition, as at December 31, 2006, the Company has Performance Security Guarantees of $0.6 million outstanding that have been guaranteed through Export Development Canada. As of December 31, 2005, the Company had letters of credit of $7.6 million outstanding, which had been collateralized by cash deposits.

(c)	The Company compensates its sales force with both fixed and variable compensation. Commissions on the sale or lease of the Company’s theater systems are payable in graduated amounts from the time of collection of the customer’s first payment to the Company up to the collection of the customer’s last initial payment. At December 31, 2006, $0.3 million (2005 - $0.4 million, 2004 – $0.2 million) of commissions will be payable in future periods if the Company collects its initial payments as anticipated.

16.	Contingencies and Guarantees

The Company is involved in lawsuits, claims, and proceedings, including those identified below, which arise in the ordinary course of business. In accordance with Statements of Financial Accounting Standards No. 5, “Accounting for Contingencies”, the Company will make a provision for a liability when it is both probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company believes it has adequate provisions for any such matters. The Company reviews these provisions in conjunction with any related provisions on assets related to the claims at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other pertinent information related to the case. Should developments in any of these matters outlined below cause a change in the Company’s determination as to an unfavorable outcome and result in the need to recognize a material provision, or, should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on the Company’s results of operations, cash flows, and financial position in the period or periods in which such a change in determination, settlement or judgment occurs.

The Company expenses legal costs relating to its lawsuits, claims and proceedings as incurred.

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
16.	Contingencies and Guarantees (cont’d)

(a)	In March 2005, the Company, together with Three-Dimensional Media Group, Ltd. (“3DMG”), filed a complaint in the U.S. District Court for the Central District of California, Western Division, against In-Three, Inc. (“In-Three”) alleging patent infringement. On March 10, 2006, the Company and In-Three entered into a settlement agreement settling the dispute between the Company and In-Three. On June 12, 2006, the U.S. District Court for the Central District of California, Western Division, entered a stay in the proceedings against In-Three pending the arbitration of disputes between the Company and 3DMG. Arbitration was initiated by the Company against 3DMG on May 15, 2006 before the International Centre for Dispute Resolution in New York, alleging breaches of the license and consulting agreements between the Company and 3DMG. On June 15, 2006, 3DMG filed an answer denying any breaches and asserting counterclaims that the Company breached the parties’ license agreement. On June 21, 2007, the Arbitration Panel unanimously denied 3DMG’s Motion for Summary Judgment filed on April 11, 2007 concerning the Company’s claims and 3DMG’s counterclaims. An evidentiary hearing on liability issues has been set for September 2007 with further proceedings on damages issues to be scheduled if and when necessary. The Company will continue to pursue its claims vigorously and believes that all allegations made by 3DMG are without merit. The Company further believes that the amount of loss, if any, suffered in connection with the counterclaims would not have a material impact on the financial position or operations of the Company, although no assurance can be given with respect to the ultimate outcome of the arbitration.

(b)	In January 2004, the Company and IMAX Theater Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages of approximately $3.7 million before the International Court of Arbitration of the International Chambers of Commerce (the “ICC”) with respect to the breach by Electronic Media Limited (“EML”) of its December 2000 agreement with the Company. In June 2004, the Company commenced a related arbitration before the ICC against EML’s affiliate, E-CITI Entertainment (I) PVT Limited (“E-Citi”), seeking $17.8 million in damages as a result of E-Citi’s breach of a September 2000 lease agreement. The arbitration hearing on both claims took place in November 2005. On February 1, 2006, the ICC issued an award on liability finding unanimously in the Company’s favor on all claims. The ICC hearings to determine the amount of damages to be awarded to the Company took place in July 2006, and a further hearing took place on December 2006. The ICC panel has not yet rendered its decision with respect to damages and no amount has yet been recorded for these damages.

(c)	In June 2004, Robots of Mars, Inc. (“Robots”) initiated an arbitration proceeding against the Company in California with the American Arbitration Association pursuant to an arbitration provision in a 1994 film production agreement between Robots’ predecessor-in-interest and a subsidiary of the Company, asserting claims for breach of contract, fraud, breach of fiduciary duty and intentional interference with contract. Robots is seeking an accounting of the Company’s revenues and an award of all sums alleged to be due to Robots under the production agreement, as well as punitive damages. The Company intends to vigorously defend the arbitration proceeding and believes the amount of the loss, if any, that may be suffered in connection with this proceeding will not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of such arbitration.

(d)	The Company and certain of its officers and directors were named as defendants in eight purported class action lawsuits filed between August 11, 2006 and September 18, 2006, alleging violations of U.S. federal securities laws. These eight actions were filed in the U.S. District Court for the Southern District of New York. The lawsuits, brought on behalf of shareholders who purchased the Company’s common stock between October 28, 2004 and August 9, 2006, allege primarily that the defendants engaged in securities fraud by disseminating materially false and misleading statements during the class period regarding the Company’s revenue recognition of theater system installations, and failing to disclose material information concerning the Company’s revenue recognition practices. These lawsuits seek unspecified compensatory damages, costs, and expenses. On January 18, 2007, the Court consolidated all eight class action lawsuits and appointed Westchester Capital Management, Inc. as the lead plaintiff and Abbey Spanier Rodd Abrams & Paradis LLP as lead plaintiff’s counsel. On April 26, 2007, the lead plaintiff and the Company entered into a stipulation extending the time in which the lead plaintiff must file a consolidated amended complaint until sixty days after the Company files this Annual Report on Form 10-K. The lawsuit is at a very early stage and as a result the Company is not able to estimate a potential loss exposure. The Company believes the allegations made against it in the complaints are meritless and will vigorously defend the matter, although no assurances can be given with respect to the outcome of such proceedings. The Company’s directors and officers insurance policy provides for reimbursement for costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits.

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
16.	Contingencies and Guarantees (cont’d)

(e)	A class action lawsuit was filed on September 20, 2006 in the Ontario Superior Court of Justice against the Company and certain of its officers and directors, alleging violations of Canadian securities laws. This lawsuit was brought on behalf of shareholders who acquired the Company’s securities between February 17, 2006 and August 9, 2006. The lawsuit is in a very early stage and seeks unspecified compensatory and punitive damages, as well as costs and expenses. As a result, the Company is unable to estimate a potential loss exposure. The Company believes the allegations made against it in the statement of claim are meritless and will vigorously defend the matter, although no assurance can be given with respect to the ultimate outcome of such proceedings. The Company’s directors and officers insurance policy provides for reimbursement for costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits.

(f)	On May 10, 2007, Catalyst Fund Limited Partnership II, a holder of Senior Notes, filed a complaint against the Company in the Supreme Court of the State of New York, New York County alleging common law fraud, challenging the consent solicitation through which the Company requested and obtained a waiver of any and all defaults arising from a failure to comply with the reporting covenant under the indenture governing the Senior Notes, and seeking a declaration that the consent solicitation was legally ineffective due to alleged misstatements made by the Company. The complaint further seeks a declaration that the Company has defaulted on its reporting obligations under the indenture as a result of its failure to timely file its annual and quarterly reports, and the Company’s stated expectation that it will restate certain of the financial statements it filed during the 2001 through 2006 time period. The litigation is at a preliminary stage and as a result, the Company is not able to estimate a potential loss exposure. On June 29, 2007, the Company moved to dismiss the complaint in its entirety. The Company believes this lawsuit is entirely without merit and plans to defend it vigorously, although no assurances can be given with respect to the outcome of such proceedings.

(g)	In addition to the matters described above, the Company is currently involved in other legal proceedings which, in the opinion of the Company’s management, will not materially affect the Company’s financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such proceedings.

(h)	In the normal course of business, the Company enters into agreements that may contain features that meet the FIN 45 definition of a guarantee. FIN 45 defines a guarantee to be a contract (including an indemnity) that contingently requires the Company to make payments (either in cash, financial instruments, other assets, shares of its stock or provision of services) to a third party based on (a) changes in an underlying interest rate, foreign exchange rate, equity or commodity instrument, index or other variable, that is related to an asset, a liability or an equity security of the counterparty, (b) failure of another party to perform under an obligating agreement or (c) failure of another third party to pay its indebtedness when due.

Financial Guarantees

The Company has provided no significant financial guarantees to third parties.

Product Warranties

The following summarizes the accrual for product warranties that was recorded as part of accrued liabilities in the consolidated balance sheets as of December 31:

	2006	2005
Balance at the beginning of the year	$119	$39
Payments	(154)	(46)
Warranties issued	38	155
Revisions	35	(29)

Balance at the end of the year	$38	$119

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
16.	Contingencies and Guarantees (cont’d)

Director/Officer Indemnifications

The Company’s General By-law contains an indemnification of its directors/officers, former directors/officers and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amount actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the consolidated balance sheet as of December 31, 2006, with respect to this indemnity.

Other Indemnification Agreements

In the normal course of the Company’s operations, it provides indemnifications to counterparties in transactions such as: theater system lease and sale agreements and the supervision of installation or servicing of the theater systems; film production, exhibition and distribution agreements; real property lease agreements; and employment agreements. These indemnification agreements require the Company to compensate the counterparties for costs incurred as a result of litigation claims that may be suffered by the counterparty as a consequence of the transaction or the Company’s breach or non-performance under these agreements. While the terms of these indemnification agreements vary based upon the contract, they normally extend for the life of the agreements. A small number of agreements do not provide for any limit on the maximum potential amount of indemnification, however virtually all of the Company’s system lease and sale agreements limit such maximum potential liability to the purchase price of the system. The fact that the maximum potential amount of indemnification required by the Company is not specified in some cases prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. Historically, the Company has not made any significant payments under such indemnifications and no amount has been accrued in the accompanying consolidated financial statements with respect to the contingent aspect of these indemnities.

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

In 2006, the Company issued 72,032 (2005 – 685,706) common shares pursuant to the exercise of stock options for cash proceeds of $0.3 million (2005 – $3.6 million).

(c)	Stock-Based Compensation

The Company has three stock-based compensation plans that are described below. The compensation costs charged to the statement of operations for these plans were $0.9 million, $0.1 million, $0.2 million for 2006, 2005 and 2004, respectively. No income tax benefit is recorded in the consolidated statement of operations for these costs.

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
17.	Capital Stock (cont’d)

(c)	Stock-Based Compensation (cont’d)

Stock Option Plan

The Company’s Stock Option Plan, which is shareholder approved, permits the grant of options to employees, directors and consultants.

As at December 31, 2006, the Company has reserved a total of 6,974,657 (2005 – 7,046,689) common shares for future issuance under the Stock Option Plan, of which options in respect of 5,100,995 common shares are outstanding at December 31, 2006. Options are generally granted with an exercise price equal to the market value of the Company’s stock at the grant date. The options generally vest between one and five years and expire 10 years or less from the date granted. The Plan provides that vesting will be accelerated if there is a change of control, as defined in the plan. At December 31, 2006, options in respect of 4,474,425 common shares were vested and exercisable.

The following table summarizes certain information in respect of option activity under the Stock Option Plan:

				Weighted average
	Number of shares			exercise price per share
	2006	2005	2004	2006	2005	2004
Options outstanding, beginning of year	5,262,824	5,593,101	5,677,806	$7.16	$6.82	$11.11
Granted	136,654	410,366	1,633,486	8.14	9.59	5.53
Exercised	(72,032)	(685,706)	(145,206)	3.96	5.30	3.89
Forfeited	(87,768)	(23,535)	(81,451)	8.01	6.77	15.68
Expired	(35,600)	(3,000)	(186,400)	16.08	24.50	14.40
Cancelled	(103,083)	(28,402)	(1,305,134)	8.90	20.70	22.55

Options outstanding, end of year	5,100,995	5,262,824	5,593,101	7.12	7.16	6.82

Options exercisable, end of year	4,474,425	4,284,508	3,759,236	7.07	7.14	7.32

In 2006, the Company cancelled 103,083 stock options from its Stock Option Plan (2005 – 28,402, 2004 – 1,305,134) surrendered by Company employees for $nil consideration. Compensation cost recognized up to the cancellation date was not reversed for the options cancelled. As at December 31, 2006, 4,954,174 options are fully vested or are expected to vest with a weighted average exercise price of $7.10, aggregate intrinsic value of $0.4 million and weighted average remaining contractual life of 4.5 years. As at December 31, 2006, options that are exercisable have an intrinsic value of $0.4 million and a weighted average remaining contractual life of 1.9 years. The intrinsic value of options exercised in 2006 was $0.5 (2005 – $3.4 million, 2004 – $0.6 million).

Not included in the table above are 547,786 options granted during the year ended December 31, 2006 (2005 – 241,500) that the Company determined in the fourth quarter of 2006, exceeded, by approximately 1.6%, certain cap limits for grants set by its Stock Option Plan. These options were granted with a weighted average exercise price of $10.39 (2005 – $9.59). Of these options, during 2006, 37,000 options with a weighted average exercise price of $9.89 were forfeited (2005 – nil) and 3,000 with a weighted average exercise price of $9.59 were cancelled for no consideration (2005 - nil). The number of these options outstanding as at December 31, 2006 was 749,286 (2005 – 241,500) with a weighted average exercise price of $10.69 (2005 – $9.59). The number of these options exercisable as at December 31, 2006 was 63,792 (2005 – nil) with a weighted average exercise price of $9.89 (2005 – nil). As the Company intended to settle the obligations for a significant number of these options in cash, these options have been treated as liability-based awards as at December 31, 2006 with an amount of $0.3 included in accrued liabilities. 20,750 of such options were forfeited in May 2007, 195,286 of such options were voluntarily surrendered by the Co-CEOs and members of the Board of Directors for no consideration in June 2007; and 533,250 of such options were settled for cash in June 2007 in an amount of $0.5 million. Compensation cost recognized up to the cancellation date was not reversed for the options cancelled.

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
17.	Capital Stock (cont’d)

(c)	Stock-Based Compensation (cont’d)

Restricted Common Shares

Under the terms of certain employment agreements dated July 12, 2000, the Company is required to issue either 160,000 restricted common shares for no consideration or pay their cash equivalent. The restricted shares are required to be issued, or payment of their cash equivalent, upon request by the employees at any time. The aggregate intrinsic value of the awards outstanding is $0.6 million. The Company accounts for the obligation as a liability, which is classified within accrued liabilities. The Company has recorded a recovery of $0.5 million for the year ended December 31, 2006 (2005 – $0.2 million recovery, 2004 – $0.1 million expense), due to the changes in the Company’s stock price during the period.

Options and Warrants Granted to Non-Employees

In 2006, an aggregate of 76,654 (2005 – 53,340, 2004 – 53,340) options to purchase the Company’s common shares with an average exercise price of $7.79 (2005 – $9.74, 2004 – $6.09) were issued to certain advisors and strategic partners of the Company. The options have a maximum contractual life of seven years. Certain of these options vest immediately and the remainder upon the occurrence of certain events. These options were granted under the Stock Option Plan. As at December 31, 2006, non-employee options outstanding amounted to 116,659 options (2005 – 40,005) with a weighted-average exercise price of $8.54 (2005 – $9.96). 106,659 options (2005 – 40,005) were exercisable with an average weighted exercise price of $8.50 (2005 – $9.96) and the vested options have an aggregate intrinsic value of less than $0.1 million. The Company has calculated the fair value of these options to non-employees to be $0.3 million (2005 – $0.3 million, 2004 – $0.2 million), utilizing a Binomial option-pricing model with the following underlying assumptions for the year ended December 31:

	2006	2005	2004
Average risk-free interest rate	4.82%	4.06%	3.40%
Contractual option life	5 years	5 years	5 years
Average expected volatility	60%	62%	62%
Dividend yield	0%	0%	0%
In 2006, the Company has recorded a charge of $0.3 million (2005 – $0.3 million, 2004 – $0.2 million) to film cost of sales related to the non-employee stock options.

During 2003, 550,000 warrants were issued with a weighted average exercise price of $6.06 . During 2005, 80,872 common shares were issued upon exercise of 200,000 warrants with no additional cash consideration. All remaining warrants have expired. Upon exercise of warrants in 2005, $1.1 million representing the fair value of the original warrants issued was transferred to capital stock from other equity to reflect the value of the shares issued within capital stock.

(d)	Earnings per Share

	Years ended December 31,
	2006	2005	2004
		As restated	As restated
Net earnings (loss) from continuing operations applicable to common shareholders	$(18,312)	$5,843	$6,904

Weighted average number of common shares:
Issued and outstanding, beginning of year	40,213,542	39,446,964	39,301,758
Weighted average number of shares issued during the year	56,684	452,206	15,289

Weighted average number of shares used in computing basic earnings per share	40,270,226	39,899,170	39,317,047
Assumed exercise of stock options and warrants, net of shares assumed	—	2,119,712	662,805

Weighted average number of shares used in computing diluted earnings per share	40,270,226	42,018,882	39,979,852

The calculation of diluted loss per share for 2006 excludes 1,292,427 common shares (2005 – nil, 2004 – nil) issuable upon exercise of stock options as the impact of these exercises would be anti-dilutive.

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
18.	Consolidated Statements of Operations Supplemental Information

(a)	Included in other revenues for 2006 are the following types of settlement arrangements: $0.3 million related to IMAX MPX conversion arrangements (2005 – $0.6 million, 2004 – $5.2 million); $nil related to consensual buyouts for uninstalled theater systems (2005 – $11.7 million, 2004 – $12.4 million); $nil related to termination of agreements after customer default (2005 – $2.0 million, 2004 – $0.8 million). In aggregate: 2006 – $0.3 million, 2005 – $14.3 million, 2004 – $18.4 million.

(b)	Included in selling, general and administrative expenses for 2006 is $0.2 million (2005 – $0.6 million loss, 2004 – $0.4 million gain) for net foreign exchange gains related to the translation of foreign currency denominated monetary assets, liabilities and integrated subsidiaries.

(c)	In 2004, the Company recorded a gain of $0.4 million from the sale of its equity investment in Mainframe Entertainment, Inc. (“MFE”). During 2004, the Company also recorded a charge of $0.1 million related to the writedown of an investment.

19.	Receivable Provisions (Recoveries), Net

	Years ended December 31,
	2006	2005	2004
		As restated	As restated
Accounts receivable provisions (recoveries), net	$1,389	$144	$(860)
Financing receivable provisions (recoveries), net(1)	(323)	(1,153)	(628)

Receivable provisions (recoveries), net	$1,066	$(1,009)	$(1,488)

(1)	For the year ended December 31, 2006, the Company recorded a recovery of previously provided amounts of $0.3 million (2005 – $1.1 million, 2004 – $0.6 million) as the collectibility uncertainty associated with certain leases was resolved by amendment or settlement of the leases or other resolving conditions.
20.	Asset Impairments

	Years ended December 31,
	2006	2005	2004
		As restated	As restated
Asset impairments
Property, plant and equipment	$1,006	$13	$848
Financing receivables	67	—	—

Total	$1,073	$13	$848

During 2006, the Company recorded asset impairment charges of $1.1 million (2005 – $nil, 2004 – $0.8 million) consisting of asset impairment charges of $0.1 million relating to an owned and operated theater and $1.0 million relating to property, plant and equipment upon the determination that certain assets were no longer in use by the Company or that the expected future use would be significantly reduced as a result of the Company’s current business plans. In addition, during 2006 the Company revised its estimate on the realizability of its residual values on certain of its sales-type leases and charged $0.1 million to asset impairment. An asset impairment charge of $0.8 million was recorded in 2004 due to lower volumes relating to 2D Camera rentals. The expected future cash flows of these assets did not support their recoverability.

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
21.	Consolidated Statements of Cash Flows

(a)	Changes in other non-cash operating assets and liabilities are comprised of the following:

	Years ended December 31,
	2006	2005	2004
		As restated	As restated
Decrease (increase) in:
Accounts receivable	$(8,643)	$(2,695)	$(2,643)
Financing receivables	(2,463)	(506)	(3,281)
Inventories	57	(1,850)	(245)
Prepaid expenses	200	(1,103)	(627)
Commissions and other deferred selling expenses	125	(736)	(23)
Increase (decrease) in:
Accounts payable	3,955	1,644	44
Accrued liabilities	3,675	(7,686)	4,949
Deferred revenue	(3,146)	(2,133)	(9,975)

	$(6,240)	$(15,065)	$(11,801)

(b)	Cash payments made during the year on account of:

	Years ended December 31,
	2006	2005	2004
Income taxes	$1,525	$952	$1,741

Interest	$15,860	$15,548	$15,836

(c)	Depreciation and amortization are comprised of the following:

	Years ended December 31,
	2006	2005	2004
		As restated	As restated
Film assets	$10,357	$6,872	$5,280
Property, plant and equipment	4,682	5,340	6,482
Other assets	75	1,297	1,340
Other intangible assets	602	911	719
Deferred financing costs	1,109	1,209	1,239

	$16,825	$15,629	$15,060

(d)	Write-downs (recoveries) are comprised of the following:

	Years ended December 31,
	2006	2005	2004
		As restated	As restated
Accounts receivable	$1,389	$144	$(860)
Financing receivables	(256)	(1,153)	(628)
Inventories	1,322	—	—
Property, plant and equipment	1,006	13	853
Other assets	—	—	(293)

	$3,461	$(996)	$(928)

Of the $3.5 million write-down (2005 – $0.9 million recovery, 2004 – $0.9 million recovery), $1.3 million (2005 – $nil, 2004 – $nil) is recorded in costs of equipment and product sales, and $1.1 million (2005 – $1.0 million recovery, 2004 – $1.5 million recovery) is recorded in receivables provisions, net of recoveries.

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
22.	Segmented and Other Information

The Company has six reportable segments identified by category of product sold or service provided: IMAX systems; film production and IMAX DMR; film distribution; film post-production; theater operations; and other. The IMAX systems segment designs, manufactures, sells or leases and maintains IMAX theater projection system equipment. The film production and IMAX DMR segment produces films and performs film re-mastering services. The film distribution segment distributes films for which the Company has distribution rights. The film post-production segment provides film post-production and film print services. The theater operations segment owns and operates certain IMAX theaters. The other segment includes camera rentals and other miscellaneous items. The accounting policies of the segments are the same as those described in note 2. The Company has revised its segment information in the current year. The prior years’ information has been restated to conform to the current presentation.

Transactions between the film production and IMAX DMR segment and the film post-production segment are valued at exchange value. Inter-segment profits are eliminated upon consolidation, as well as for the disclosures below.

Transactions between the other segments are not significant.

The Company’s Chief Operating Decision Makers (“CODM”), as defined in Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), assess segment performance based on segment revenues and gross margins. Selling, general and administrative expenses, research and development costs, amortization of intangibles, receivables provisions (recoveries), interest revenue, interest expense and tax provision (recovery) are not allocated to the segments.

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
22.	Segmented and Other Information (cont’d)
(a)	Operating Segments

	Years ended December 31,
	2006	2005	2004
		As restated	As restated
Revenue
IMAX systems	$72,075	$88,626	$83,354
Films
Production and IMAX DMR	14,580	8,942	7,692
Distribution	15,094	11,807	13,371
Post-production	6,652	5,220	6,635
Theater operations	16,884	17,498	17,415
Other	3,985	3,229	3,874

Total	$129,270	$135,322	$132,341

Gross margins
IMAX systems	$40,109	$55,100	$57,720
Films
Production and IMAX DMR	2,292	494	(1,272)
Distribution	5,282	3,939	4,876
Post-production	2,618	1,564	1,034
Theater operations	1,978	1,555	2,266
Other	315	883	(513)

Total	$52,594	$63,535	$64,111

Asset impairments
IMAX systems	$1,029	$13	$—
Theater operations	44	—	—
Other	—	—	848

Total	$1,073	$13	$848

Depreciation and amortization
IMAX systems	$4,216	$5,668	$6,147
Films
Production and IMAX DMR	10,861	8,376	6,582
Distribution	953	740	1,278
Post-production	616	682	754
Theater operations	179	163	138
Other	—	—	161

Total	$16,825	$15,629	$15,060

Write-downs (recoveries)
IMAX systems	$3,557	$(996)	$(1,487)
Films
Post-production	(140)	—	—
Theater operations	44	—	—
Other	—	—	848
Corporate	—	—	(289)

Total	$3,461	$(996)	$(928)

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
22.	Segmented and Other Information (cont’d)
(a)	Operating Segments (cont’d)

	Years ended December 31,
	2006	2005	2004
Purchase of long-lived assets		As restated	As restated
IMAX systems	$1,120	$847	$564
Films
Production and IMAX DMR	400	303	202
Distribution	80	61	40
Post-production	41	193	10
Theater operations	344	193	123

Total	$1,985	$1,597	$939

	As at December 31,
	2006	2005
Assets		As restated
IMAX systems	$177,369	$196,392
Films
Production and IMAX DMR	26,367	19,888
Distribution	6,628	8,742
Post-production	9,169	7,334
Theater operations	3,841	5,395
Other	3,667	1,400

Total	$227,041	$239,151

Goodwill is wholly allocated to the IMAX systems segment.

(b)	Geographic Information

Revenue by geographic area is based on the location of the theater.

	Years ended December 31,
	2006	2005	2004
Revenue		As restated	As restated
Canada	$9,585	$5,798	$7,414
United States	73,097	72,852	70,030
Europe	18,468	24,377	23,288
Asia	14,063	13,501	18,585
Mexico	8,418	7,408	3,869
Rest of World	5,639	11,386	9,155

Total	$129,270	$135,322	$132,341

No single country in the Rest of the World, Europe or Asia classifications comprises more than 6% of total revenue.

	As at December 31,
	2006	2005
Long-lived assets		As restated
Canada	$13,382	$14,153
United States	8,959	10,637
Europe	1,020	1,738
Rest of World	1,028	835

Total	$24,389	$27,363

Long- lived assets are comprised of the Company’s tangible property, plant and equipment.

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
23.	Financial Instruments

The Company maintains cash and cash equivalents with various major financial institutions. The Company’s cash is invested with highly rated financial institutions.

The Company is exposed to market risk from changes in foreign currency rates. A majority portion of the Company’s revenues is denominated in U.S. dollars while a substantial portion of its costs and expenses is denominated in Canadian dollars. A portion of the net U.S. dollar cash flows of the Company is periodically converted to Canadian dollars to fund Canadian dollar expenses through the spot market. In Japan, the Company has ongoing operating expenses related to its operations. Net Japanese yen cash flows are converted to U.S. dollars generally through the spot markets. The Company also has cash receipts under leases denominated in Japanese yen and Euros which are converted to U.S. dollars generally through the spot market. As at December 31, 2006, no foreign currency forward contracts are outstanding. The Company does not use financial instruments for trading or other speculative purposes.

The carrying values of the Company’s cash and cash equivalents, short-term investments, accounts receivable, financing receivables due within one year, accounts payable and certain accrued liabilities approximate fair values due to the short-term maturity of these instruments. The Company’s other financial instruments at December 31 are comprised of the following:

	2006		2005
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
			As restated	As restated
Senior Notes due 2010	$160,000	$139,200	$160,000	$166,400
Financed sale receivables	$7,908	$8,035	$7,763	$8,060
The estimated fair values of the Senior Notes due 2010 are estimated based on traded prices as at December 31, 2006 and long-term receivables are estimated based on discounting at currently available interest rates as at December 31, 2006, for loans with similar terms.

The Company’s accounts receivables and financing receivables are subject to credit risk. The Company’s accounts receivables and financing receivables are concentrated with the theater exhibition industry and filmed entertainment industry.

To minimize the Company’s credit risk, the Company retains title to underlying theater systems leased, performs initial and ongoing credit evaluations of its customers and makes ongoing provisions for its estimate of potentially uncollectible amounts. The Company believes it has adequately provided for related exposures surrounding receivables and contractual commitments.

24.	Employee Pensions and Postretirement Benefits

(a)	Defined Benefit Pension Plan

The Company has an unfunded U.S. defined benefit pension plan, the SERP, covering its two Co-CEOs. The SERP provides for a lifetime retirement benefit from age 55 determined as 75% of the member’s best average 60 consecutive months of earnings during the 120 months preceding retirement.

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
24.	Employee Pensions and Postretirement Benefits (cont’d)

(a)	Defined Benefit Pension Plan (cont’d)

Under the original terms of the SERP, once benefit payments begin, the benefit is indexed annually to the cost of living and further provides for 100% continuance for life to the surviving spouse. On March 8, 2006, the Company and the Co-CEOs negotiated an amendment to the SERP which reduced the related pension expense to the Company. Under the terms of the SERP amendment, to reduce ongoing costs to the Company, the cost of living adjustment and surviving spouse benefits previously owed to the Co-CEOs are each reduced by 50%, subject to a recoupment of a percentage of such benefits upon a change of control of the Company, and the net present value of the reduced pension benefit payments is accelerated and paid out upon a change of control of the Company. The amendment resulted in reduction of the accrued pension liability by $6.2 million, a reduction in other assets of $3.4 million and a past services credit of $2.8 million. The benefits were 50% vested as of July 2000, the SERP initiation date. The vesting percentage increases on a straight-line basis from inception until age 55. The vesting percentage of a member whose employment terminates other than by voluntary retirement or upon a change in control shall be 100%. As of December 31, 2006, one of the Co-CEO’s benefits were 100% vested while the other Co-CEO’s benefits were approximately 82% vested.

Effective March 1, 2006, the Company changed the form of benefit payment. A Co-CEO who retires prior to August 1, 2010 will receive benefits in the form of monthly annuity payments until the earlier of a change of control or August 1, 2010 at which time the Co-CEO shall receive the remaining benefits in the form of a lump sum payment. A Co-CEO who retires on or after August 1, 2010 shall receive benefits in the form of a lump sum payment.

The following assumptions were used in determining the obligation and cost status of the Company’s SERP at the plan measurement dates of December 31:

	2006	2005
Discount rate	5.18%	5.50%
Lump sum interest rate:
First 20 years	5.70%	N/A
Thereafter	4.75%	N/A

Cost of living adjustment on benefits	1.20%	2.40%
Rate of increase in qualifying compensation levels	0%	0%

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
24.	Employee Pensions and Postretirement Benefits (cont’d)

(a)	Defined Benefit Pension Plan (cont’d)

The amounts accrued for the SERP are determined as follows:

	2006	2005	2004
Projected benefit obligation:
Obligation, beginning of year	$31,064	$25,900	$20,086
Service cost	1,548	2,416	2,063
Interest cost	1,252	1,559	1,267
Amendment	(5,891)	—	—
Actuarial loss (gain)	(1,864)	1,189	2,484

Obligation, end of year	$26,109	$31,064	$25,900

Unfunded status:
Obligation, end of year	$26,109	$31,064	$25,900
Unrecognized prior service cost	—	(3,634)	(5,032)
Unrecognized actuarial gain (loss)	—	(2,773)	(1,584)

Net amount recognized	$26,109	$24,657	$19,284

In addition, included in accrued liabilities, is a minimum pension liability of $nil (2005 – $6.4 million), representing unrecognized prior service costs and unrecognized actuarial gains or losses.

	Pension Benefits
	2006	2005	2004
Accrued benefits cost	$(26,109)	$(31,064)	$(25,900)
Other assets	—	3,634	5,032
Accumulated other comprehensive income	—	2,773	1,584

Net amount recognized	$(26,109)	$(24,657)	$(19,284)

The following table provides disclosure of pension expense for the SERP for the year ended December 31:

	2006	2005	2004
Service cost	$1,548	$2,416	$2,063
Interest cost	1,252	1,559	1,267
Amortization of prior service cost (credit)	(557)	1,398	1,398

Pension expense	$2,243	$5,373	$4,728

The accumulated benefit obligation for the SERP was $26.1 million at December 31, 2006 (2005 – $31.1 million).

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
24.	Employee Pensions and Postretirement Benefits (cont’d)

(a)	Defined Benefit Pension Plan (cont’d)

At December 31, 2006, the following amounts were included in accumulated other comprehensive income and will be recognized as components of net periodic benefit cost in future periods:

	2006	2005(1)	2004(1)
Minimum pension liability	$—	$2,773	$1,584
Prior service (credits) costs	(1,699)	—	—
Unrecognized actuarial loss	909	—	—

	$(790)	$2,773	$1,584

(1)	Prior service costs of $3.6 million and $5.0 million were included in other assets at December 31, 2005 and 2004, respectively. The unrecognized actuarial loss for the years ended December 2005 and 2004 represents the portion of the additional minimum liability in excess of unrecognized prior service costs recognized as other assets.
No contributions are expected to be made for the SERP during 2007. The Company expects prior services credits of $0.9 million to be recognized as a component of net periodic benefit cost in 2007.
The following benefit payments are expected to be made as per the current SERP assumptions and the terms of the SERP in each of the next five years, and in the aggregate:

2007	$—
2008	1,007
2009	1,016
2010	31,894	(1)
2011	—
2012 to 2016	—

	$33,917

(1)	Each of the Co-CEOs shall receive a lump sum payment in 2010 provided he retires prior to August 1, 2010. The SERP assumptions include the payment of a lump sum payment.
At the time the Company established the SERP, it also took out life insurance policies on its two Co-CEOs with coverage amounts of $21.5 million in aggregate to which the Company is the beneficiary. The Company intends to use the cash surrender value proceeds of life insurance policies taken on its Co-CEOs to be applied towards the benefits due and payable under the SERP, although there can be no assurance that the Company will ultimately do so. At December 31, 2006, the cash surrender value of the insurance policies is $4.3 million (2005 – $3.3 million) and has been included in other assets.

(b)	Defined Contribution Pension Plan

The Company also maintains defined contribution pension plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During 2006, the Company contributed and expensed an aggregate of $0.8 million (2005 – $0.6 million, 2004 – $0.5 million) to its Canadian plan and an aggregate of $0.7 million (2005 – $0.2 million, 2004 – $0.1 million) to its defined contribution employee pension plan under Section 401(k) of the U.S. Internal Revenue Code.

(c)	Postretirement Benefits

The Company has an unfunded postretirement plan covering its two Co-CEOs. The plan provides that the Company will maintain health benefits for the Co-CEOs until they become eligible for medicare and, thereafter, the Company will provide Medicare supplement coverage as selected by the Co-CEO.

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
24.	Employee Pensions and Postretirement Benefits (cont’d)

(c)	Postretirement Benefits (cont’d)

The amounts accrued for the plan are determined as follows:

	2006	2005
		As restated
Benefit obligation – opening	$366	$333
Interest cost	9	33

Obligation, end of year	$375	$366

The following details the net cost components, all related to continuing operations, and underlying assumptions of postretirement benefits other than pensions for the years ended December 31:

	2006	2005	2004
		As restated	As restated
Postretirement benefit cost:
Interest cost	$9	$33	$31

Net postretirement benefit cost	$9	$33	$31

Weighted average assumptions used to determine the benefit obligation as of December 31:

	2006	2005	2004
Discount rate	5.75%	5.50%	5.75%
Weighted average assumptions used to determine the net postretirement benefit cost for the years ended December 31:

	2006	2005	2004
Discount rate	5.5%	5.75%	6.0%
The following benefit payments are expected to be made as per the current plan assumptions in each of the next five years:

2007	$—
2008	$—
2009	$—
2010	$28
2011	$31
25.	Impact of Recently Issued Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (an interpretation of FASB Statement No. 109) (“FIN 48”). This interpretation prescribes a more likely than not recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provided guidance on derecognition of a tax position, classification of a liability for unrecognized tax benefits, accounting or interest and penalties, accounting in interim periods, and expanded income tax disclosures. FIN 48 was effective for the Company on January 1, 2007. The cumulative effect of the change in accounting principle to be recorded in the first quarter of 2007 upon adoption of FIN 48 is an increase to the tax liability of $2.1 million and a charge to opening deficit.

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
25.	Impact of Recently Issued Accounting Pronouncements (cont’d)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Company is currently evaluating the potential impact of this statement.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statements No. 115” (“SFAS 159”). SFAS 159 allows the irrevocable election of fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities and other items on an instrument-by-instrument basis. Changes in fair value would be reflected in earnings as they occur. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company is currently evaluating if it will elect the fair value option for any of its eligible financial instruments and other items.

26.	Discontinued Operations

(a)	Miami Theater LLC

On December 23, 2003, the Company closed its owned and operated Miami IMAX theater. The Company completed its abandonment of assets and removal of its projection system from the theater in the first quarter of 2004, with no financial impact. The Company was involved in an arbitration proceeding with the landlord of the theater with respect to the amount owing to the landlord by the Company for lease and guarantee obligations. The amount of loss to the Company was estimated at between $0.9 million and $2.3 million for which the Company accrued $0.9 million. Prior to 2006, the Company paid out $0.8 million, with an additional $0.1 million paid in 2006. On January 5, 2007, as a result of a settlement negotiated between both parties, the Company paid out an additional $0.8 million, extinguishing its obligations to the landlord. This final payment of $0.8 million was accrued by the Company in 2006.

(b)	Digital Projection International

On December 29, 2005, the Company and a previously wholly-owned subsidiary, Digital Projection International (“DPI”), entered into an agreement to settle its loan agreements in exchange for a payment of $3.5 million. During 2006 and 2005, the Company recognized $2.3 million and $1.2 million, respectively, in income from discontinued operations as a result of this settlement.

(c)	Consolidated Statement of Operations for Miami Theater and DPI

The net earnings from discontinued operations summarized in the Consolidated Statements of Operations, for the years ended December 31, was comprised of the following:

	2006	2005	2004
Settlement of DPI loans(1)	$2,300	$1,979	$800
Loss from Miami Theater LLC (net of tax recovery of $nil)	(875)	—	—

Net earnings from discontinued operations	$1,425	$1,979	$800

(1)	Net of income tax provision of $nil in 2006 (2005 – $nil, 2004 – $nil). Since the deferred tax asset relating to the original loss from discontinued operations was fully allowed for through the valuation allowance, any future recoveries relating to the repayment of this outstanding debt are not tax effected.

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
26.	Discontinued Operations (cont’d)

(d)	Consolidated Statements of Cash Flows for Miami Theater and DPI

The increase in cash and cash equivalents provided by discontinued operations summarized in the Consolidated Statements of Cash Flows, for the years ended December 31, was comprised of the following:

	2006	2005	2004
Increase in cash and cash equivalents provided by investing activities from DPI	$3,493	$786	$800
Decrease in cash and cash equivalents used in operating activities from Miami Theater	(100)	—	—

Increase in cash and cash equivalents provided by discontinued operations	$3,393	$786	$800

27.	Asset Retirement Obligations

The Company has accrued costs related to obligations in respect of required reversion costs for its owned and operated theaters under long-term real estate leases which will become due in the future. The Company does not have any legal restrictions with respect to settling any of these long-term leases. A reconciliation of the Company’s liability in respect of required reversion costs is shown below:

	2006	2005	2004
Beginning balance, January 1	$254	$227	$204
Accretion expense	25	27	23
Reduction in asset retirement obligation due to lease renegotiation	(27)	—	—

Ending balance, December 31	$252	$254	$227

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
28.	Supplemental Consolidating Financial Information

The Company’s Senior Notes (see note 12) are unconditionally guaranteed, jointly and severally, by specific wholly-owned subsidiaries of the Company (the “Guarantor Subsidiaries”). The main Guarantor Subsidiaries are David Keighley Productions 70MM Inc., Sonics Associates Inc., and the subsidiaries that own and operate certain theaters. These guarantees are full and unconditional. The information under the column headed “Non-Guarantor Subsidiaries” relates to the following subsidiaries of the Company: IMAX Japan Inc. and IMAX B.V., (the “Non-Guarantor Subsidiaries”) which have not provided any guarantees of the Senior Notes.

Investments in subsidiaries are accounted for by the equity method for purposes of the supplemental consolidating financial data. Some subsidiaries may be unable to pay dividends due to negative working capital.

Supplemental Consolidating Balance Sheets as at December 31, 2006:

				Adjustments
	IMAX	Guarantor	Non-Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$16,402	$8,556	$165	$—	$25,123
Short-term investments	2,115	—	—	—	2,115
Accounts receivable	23,902	1,866	249	—	26,017
Financing receivables	63,831	2,047	—	—	65,878
Inventories	26,592	237	84	—	26,913
Prepaid expenses	3,098	312	22	—	3,432
Intercompany receivables	26,045	36,181	11,164	(73,390)	—
Film assets	1,235	—	—	—	1,235
Property, plant and equipment	23,162	1,212	15	—	24,389
Other assets	10,365	—	—	—	10,365
Deferred income taxes	—	—	—	—	—
Goodwill	39,027	—	—	—	39,027
Other intangible assets	2,547	—	—	—	2,547
Investments in subsidiaries	33,978	—	—	(33,978)	—

Total assets	$272,299	$50,411	$11,699	$(107,368)	$227,041

Liabilities
Accounts payable	$4,259	$7,164	$3	$—	$11,426
Accrued liabilities	47,993	2,850	209	—	51,052
Intercompany payables	60,049	35,601	6,306	(101,956)	—
Deferred revenue	52,754	3,818	122	—	56,694
Senior Notes due 2010	160,000	—	—	—	160,000

Total liabilities	325,055	49,433	6,640	(101,956)	279,172

Shareholders’ deficit
Capital stock	122,024	—	117	(117)	122,024
Other equity	1,903	46,960	—	(45,926)	2,937
Deficit	(178,479)	(45,368)	4,942	40,631	(178,274)
Accumulated other comprehensive income (loss)	1,796	(614)	—	—	1,182

Total shareholders’ equity (deficit)	$(52,756)	$978	$5,059	$(5,412)	$(52,131)

Total liabilities and shareholders’ equity (deficit)	$272,299	$50,411	$11,699	$(107,368)	$227,041

In certain Guarantor Subsidiaries, accumulated losses have exceeded the original investment balance. As a result of applying equity accounting, the parent company has consequently reduced intercompany receivable balances with respect to these Guarantor Subsidiaries in the amounts of $29.0 million.

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
28. Supplemental Consolidating Financial Information (cont’d)
     Supplemental Consolidating Balance Sheets as at December 31, 2005:

			Non-	Adjustments
	IMAX	Guarantor	Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
	As restated	As restated	As restated	As restated	As restated
Assets
Cash and cash equivalents	$17,402	$6,728	$194	$—	$24,324
Short-term investments	8,171	—	—	—	8,171
Accounts receivable	17,867	1,957	292	—	20,116
Financing receivables	60,695	2,142	—	—	62,837
Inventories	28,646	239	82	—	28,967
Prepaid expenses	2,969	576	87	—	3,632
Intercompany receivables	14,345	31,935	11,042	(57,322)	—
Film assets	1,708	—	—	—	1,708
Property, plant and equipment	25,986	1,374	3	—	27,363
Other assets	14,134	—	—	—	14,134
Deferred income taxes	6,171	—	—	—	6,171
Goodwill	39,027	—	—	—	39,027
Other intangible assets	2,701	—	—	—	2,701
Investments in subsidiaries	31,836	—	—	(31,836)	—

Total assets	$271,658	$44,951	$11,700	$(89,158)	$239,151

Liabilities
Accounts payable	$5,451	$2,017	$3	$—	$7,471
Accrued liabilities	49,611	1,965	179	—	51,755
Intercompany payables	42,766	36,088	6,466	(85,320)	—
Deferred revenue	54,370	5,330	140	—	59,840
Senior Notes due 2010	160,000	—	—	—	160,000

Total liabilities	312,198	45,400	6,788	(85,320)	279,066

Shareholder’s deficit
Capital stock	121,736	—	117	(117)	121,736
Other equity	830	46,960	—	(45,926)	1,864
Deficit	(161,592)	(46,795)	4,795	42,205	(161,387)
Accumulated other comprehensive (loss)	(1,514)	(614)	—	—	(2,128)

Total shareholders’ equity (deficit)	$(40,540)	$(449)	$4,912	$(3,838)	$(39,915)

Total liabilities & shareholders’ equity (deficit)	$271,658	$44,951	$11,700	$(89,158)	$239,151

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

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
28. Supplemental Consolidating Financial Information (cont’d)
     Supplemental Consolidating Statements of Operations for the year ended December 31, 2006:

			Non-	Adjustments
	IMAX	Guarantor	Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues
Equipment and product sales	$49,388	$1,300	$34	$(1,256)	$49,466
Services	46,578	25,071	688	(3,419)	68,918
Rentals	5,098	218	28	—	5,344
Finance income	5,025	217	—	—	5,242
Other revenues	300	—	—	—	300

	106,389	26,806	750	(4,675)	129,270
Cost of goods sold, services and rentals
Equipment and product sales	25,759	1,235	12	(998)	26,008
Services	29,814	22,410	309	(3,677)	48,856
Rentals	1,812	—	—	—	1,812

	57,385	23,645	321	(4,675)	76,676

Gross margin	49,004	3,161	429	—	52,594

Selling, general and administrative expenses	41,507	821	281	—	42,609
Research and development	3,615	—	—	—	3,615
Amortization of intangibles	602	—	—	—	602
Loss (income) from equity-accounted investees	(1,774)	—	—	1,774	—
Receivable provisions net of (recoveries)	1,294	(228)	—	—	1,066
Asset impairments	1,029	44	—	—	1,073

Earnings (loss) from operations	2,731	2,524	148	(1,774)	3,629

Interest income	1,036	—	—	—	1,036
Interest expense	(16,758)	(1)	—	—	(16,759)

Earnings (loss) from continuing operations before income taxes	(12,991)	2,523	148	(1,774)	(12,094)
Provision for income taxes	(6,196)	(21)	(1)	—	(6,218)

Net earnings (loss) from continuing operations	(19,187)	2,502	147	(1,774)	(18,312)
Net earnings (loss) from discontinued operations	2,300	(875)	—	—	1,425

Net earnings (loss)	$(16,887)	$1,627	$147	$(1,774)	$(16,887)

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
28.     Supplemental Consolidating Financial Information (cont’d)
          Supplemental Consolidating Statements of Operations for the year ended December 31, 2005:

			Non-	Adjustments
	IMAX	Guarantor	Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
	As restated	As restated	As restated	As restated	As restated
Revenues
Equipment and product sales	$50,581	$1,474	$62	$(1,389)	$50,728
Services	36,233	23,833	797	(2,508)	58,355
Rentals	7,157	129	30	—	7,316
Finance income	4,388	217	—	—	4,605
Other revenues	14,318	—	—	—	14,318

	112,677	25,653	889	(3,897)	135,322
Cost of goods sold, services and rentals
Equipment and product sales	25,157	1,337	5	(1,283)	25,216
Services	24,125	22,046	412	(2,614)	43,969
Rentals	2,460	—	—	—	2,460
Other costs of goods sold	142	—	—	—	142

	51,884	23,383	417	(3,897)	71,787

Gross margin	60,793	2,270	472	—	63,535

Selling, general and administrative expenses	36,103	883	566	—	37,552
Research and development	3,224	—	—	—	3,224
Amortization of intangibles	911	—	—	—	911
Loss (income) from equity-accounted investees	(238)	—	—	238	—
Receivable provisions net of (recoveries)	(1,986)	977	—	—	(1,009)
Asset impairments	13	—	—	—	13

Earnings (loss) from operations	22,766	410	(94)	(238)	22,844

Interest income	1,002	—	2	—	1,004
Interest expense	(16,875)	—	—	—	(16,875)

Earnings (loss) from continuing operations before income taxes	6,893	410	(92)	(238)	6,973
Provision for income taxes	(1,050)	(79)	(1)	—	(1,130)

Net earnings (loss) from continuing operations	5,843	331	(93)	(238)	5,843
Net earnings from discontinued operations	1,979	—	—	—	1,979

Net earnings (loss)	$7,822	$331	$(93)	$(238)	$7,822

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
28. Supplemental Consolidating Financial Information (cont’d)
     Supplemental Consolidating Statements of Operations for the year ended December 31, 2004:

				Adjustments
	IMAX	Guarantor	Non-Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
	As restated	As restated	As restated	As restated	As restated
Revenues
Equipment and product sales	$43,375	$2,138	$121	$(1,575)	$44,059
Services	36,038	25,744	967	(3,145)	59,604
Rentals	6,086	100	71	—	6,257
Finance income	3,808	219	1	—	4,028
Other revenues	18,393	—	—	—	18,393

	107,700	28,201	1,160	(4,720)	132,341
Cost of goods, services and rentals
Equipment and product sales	19,361	1,552	112	(1,671)	19,354
Services	24,423	23,514	336	(3,049)	45,224
Rentals	3,183	—	—	—	3,183
Other costs of goods sold	469	—	—	—	469

	47,436	25,066	448	(4,720)	68,230

Gross margin	60,264	3,135	712	—	64,111

Selling, general and administrative expenses	35,262	745	350	—	36,357
Research and development	4,034	—	—	—	4,034
Amortization of intangibles	719	—	—	—	719
Loss (income) from equity-accounted investees	(3,324)	—	—	3,324	—
Receivable provisions net of (recoveries)	(763)	(757)	32	—	(1,488)
Restructuring cost and asset impairments	848	—	—	—	848

Earnings (loss) from operations	23,488	3,147	330	(3,324)	23,641

Interest income	756	—	—	—	756
Interest expense	(16,987)	(54)	(30)	—	(17,071)
Loss on retirement of notes	(784)	—	—	—	(784)
Recovery on long-term investments	293	—	—	—	293

Earnings (loss) from continuing operations before income taxes	6,766	3,093	300	(3,324)	6,835
Recovery of (provision for) income taxes	137	—	(68)	—	69

Net earnings (loss) from continuing operations	6,903	3,093	232	(3,324)	6,904
Net earnings from discontinued operations	800	—	—	—	800

Net earnings (loss)	$7,703	$3,093	$232	$(3,324)	$7,704

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
28. Supplemental Consolidating Financial Information (cont’d)
     Supplemental Consolidating Statements of Cash Flows for the year ended December 31, 2006:

				Adjustments
	IMAX	Guarantor	Non-Guarantor	and	Consolidated
Cash provided by (used in):	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
Operating Activities
Net earnings (loss)	$(16,887)	$1,627	$147	$(1,774)	$(16,887)
Net (earnings) loss from discontinued operations	(2,300)	875	—	—	(1,425)
Items not involving cash:
Depreciation and amortization	16,314	508	3	—	16,825
Write-downs (recoveries)	3,645	(184)	—	—	3,461
Loss (income) from equity-accounted investees	(1,774)	—	—	1,774	—
Change in deferred income taxes	5,918	—	—	—	5,918
Stock and other non-cash compensation	2,885	—	—	—	2,885
Non-cash foreign exchange (gain)	(150)	—	—	—	(150)
Interest on short-term investments	(340)	—	—	—	(340)
Investment in film assets	(9,884)	—	—	—	(9,884)
Changes in other non-cash operating assets and liabilities	(5,573)	(515)	(152)	—	(6,240)

Net cash (used in) provided by operating activities	(8,146)	2,311	(2)	—	(5,837)

Investing Activities
Purchases of short-term investments	(20,897)	—	—	—	(20,897)
Proceeds from maturities of short-term investments	27,293	—	—	—	27,293
Purchase of property, plant and equipment	(1,585)	(385)	(15)	—	(1,985)
Acquisition of other assets	(940)	—	—	—	(940)
Acquisition of other intangible assets	(448)	—	—	—	(448)

Net cash provided by (used in) investing activities	3,423	(385)	(15)	—	3,023

Financing Activities
Common shares issued	286	—	—	—	286

Net cash provided by financing activities	286	—	—	—	286

Effects of exchange rate changes on cash	(56)	2	(12)	—	(66)

Increase (decrease) in cash and cash equivalents from continuing operations	(4,493)	1,928	(29)	—	(2,594)
Increase (decrease) in cash and cash equivalents from discontinued operations	3,493	(100)	—	—	3,393

Increase (decrease) in cash and cash equivalents, during the year	(1,000)	1,828	(29)	—	799

Cash and cash equivalents, beginning of year	17,402	6,728	194	—	24,324

Cash and cash equivalents, end of year	$16,402	$8,556	$165	$—	$25,123

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
28. Supplemental Consolidating Financial Information (cont’d)
     Supplemental Consolidating Statements of Cash Flows for the year ended December 31, 2005:

			Non-	Adjustments
	IMAX	Guarantor	Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
Cash provided by (used in):	As restated	As restated	As restated	As restated	As restated
Operating Activities
Net earnings (loss)	$7,822	$331	$(93)	$(238)	$7,822
Net (earnings) from discontinued operations	(1,979)	—	—	—	(1,979)
Items not involving cash:
Depreciation and amortization	15,094	532	3	—	15,629
Write-downs (recoveries)	(1,973)	977	—	—	(996)
Loss (income) from equity-accounted investees	(238)	—	—	238	—
Change in deferred income taxes	(67)	67	—	—	—
Loss on retirement of notes Stock and other non-cash compensation	4,108	—	—	—	4,108
Non-cash foreign exchange loss	286	—	—	—	286
Interest on short-term investments	(353)	—	—	—	(353)
Investment in film assets	(7,665)	—	—	—	(7,665)
Changes in other non-cash operating assets and liabilities	(15,286)	127	94	—	(15,065)

Net cash (used in) provided by operating activities	(251)	2,034	4	—	1,787

Investing Activities
Purchases of short-term investments	(31,276)	—	—	—	(31,276)
Proceeds from maturities of short-term investments	23,458	—	—	—	23,458
Purchase of property, plant and equipment	(1,213)	(379)	(5)	—	(1,597)
Acquisition of other assets	(750)	—	—	—	(750)
Acquisition of other intangible assets	(552)	—	—	—	(552)

Net cash used in investing activities	(10,333)	(379)	(5)	—	(10,717)

Financing Activities
Common shares issued	3,633	—	—	—	3,633

Net cash provided by financing activities	3,633	—	—	—	3,633

Effects of exchange rate changes on cash	(116)	15	(28)	—	(129)

Increase (decrease) in cash and cash equivalents from continuing operations	(7,067)	1,670	(29)	—	(5,426)
Increase in cash and cash equivalents from discontinued operations	786	—	—	—	786

Increase (decrease) in cash and cash equivalents, during the year	(6,281)	1,670	(29)	—	(4,640)

Cash and cash equivalents, beginning of year	23,683	5,058	223	—	28,964

Cash and cash equivalents, end of year	$17,402	$6,728	$194	$—	$24,324

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
28. Supplemental Consolidating Financial Information (cont’d)
     Supplemental Consolidating Statements of Cash Flows for the year ended December 31, 2004:

			Non-	Adjustments
	IMAX	Guarantor	Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
Cash provided by (used in):	As restated	As restated	As restated	As restated	As restated
Operating Activities
Net earnings (loss)	$7,704	$3,093	$231	$(3,324)	$7,704
Net (earnings) from discontinued operations	(800)	—	—	—	(800)
Items not involving cash:
Depreciation and amortization	14,527	531	2	—	15,060
Write-downs (recoveries)	(203)	(757)	32	—	(928)
Loss (income) from equity-accounted investees	(3,324)	—	—	3,324	—
Change in deferred income taxes	(1,127)	(16)	—	—	(1,143)
Loss on retirement of notes	784	—	—	—	784
Stock and other non-cash compensation	3,598	—	—	—	3,598
Non-cash foreign exchange (gain)	(573)	—	—	—	(573)
Premium on repayment of notes	(576)	—	—	—	(576)
Investment in film assets	(6,083)	1,207	—	—	(4,876)
Changes in restricted cash	4,961	—	—	—	4,961
Changes in other non-cash operating assets and liabilities	(6,976)	(4,501)	(324)	—	(11,801)

Net cash provided by (used in) operating activities	11,912	(443)	(59)	—	11,410

Investing Activities
Purchase of property, plant and equipment	(180)	(140)	—	—	(320)
Acquisition of other assets	(1,043)	—	—	—	(1,043)
Acquisition of other intangible assets	(391)	—	—	—	(391)
Recovery on long-term investments	393	—	—	—	393

Net cash used in investing activities	(1,221)	(140)	—	—	(1,361)

Financing Activities
Repayment of Old Senior Notes due 2005	(29,234)	—	—	—	(29,234)
Financing costs related to Senior Notes due 2010	(535)	—	—	—	(535)
Common shares issued	558	—	—	—	558

Net cash used in financing activities	(29,211)	—	—	—	(29,211)

Effects of exchange rate changes on cash	92	(55)	7	—	44

Decrease in cash and cash equivalents from continuing operations	(18,428)	(638)	(52)	—	(19,118)
Increase in cash and cash equivalents from discontinued operations	800	—	—	—	800

Decrease in cash and cash equivalents, during the year	(17,628)	(638)	(52)	—	(18,318)

Cash and cash equivalents, beginning of year	41,311	5,696	275	—	47,282

Cash and cash equivalents, end of year	$23,683	$5,058	$223	$—	$28,964

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

(a)	Fixed Asset Impairments

The amount of fixed asset impairments under U.S. GAAP are calculated based on a discounted future cash flow basis. Under Canadian GAAP, prior to January 1, 2002, the amount of impairments were calculated based on an undiscounted future cash flow basis. Any differences resulted in higher depreciation for the remaining useful life of the assets.

(b)	Stock-Based Compensation

Under U.S. GAAP, prior to January 1, 2006, the Company accounted for stock-based compensation under the intrinsic value method set out in APB 25 and has made pro forma disclosures of net earnings (loss) and earnings (loss) per share as if the methodology prescribed by SFAS 123 had been adopted. Under Canadian GAAP, the Company adopted the fair value provisions of CICA Section 3870, “Stock-based Compensation and Other Stock-based Payments” (“CICA Section 3870”), effective January 1, 2003. As of this date, stock options granted to employees or directors are recorded as an expense in the consolidated statement of operations and credited to other equity.

Effective January 1, 2006, under U.S. GAAP, the Company adopted SFAS 123R using the modified prospective transition method. The Company’s consolidated financial statements as of December 31, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. There were no differences between stock-based compensation expense recognized by the Company under SFAS 123R and under CICA Section 3870 for the year ended December 31,2006.

(c)	Pension Asset and Liability

Effective December 31, 2006, under U.S. GAAP, the Company adopted SFAS 158 which resulted in an increase of $0.8 million, net of income tax of $0.3 million, to accumulated other comprehensive income, representing unrecognized prior service credits of $0.8 million. Under Canadian GAAP, the unrecognized net losses, prior service credits and the corresponding amounts in accumulated other comprehensive income are not recorded.

As at December 31, 2005, under U.S. GAAP, included in accrued liabilities is a minimum pension liability of $6.4 million representing unrecognized prior service costs and unrecognized actuarial gains or losses. An amount of $3.6 million at December 31, 2005 was included in other assets, representing unrecognized prior service costs. Under U.S. GAAP, an amount $2.8 million as at December 31, 2005 is recorded against accumulated other comprehensive income, resulting from an unrecognized actuarial loss. Under Canadian GAAP, the minimum pension liability, and the corresponding amounts included in other assets and accumulated other comprehensive income are not recorded.

(d)	Correction of Errors

As described in note 4, the Company has restated its 2004 and 2005 financial statements for certain errors. The 2004 and 2005 Reconciliation to Canadian GAAP has also been restated for the same items as described in note 4.

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
29.	Summary of Significant Differences Between Generally Accepted Accounting Principles (GAAP) in the United States and Canada (cont’d)

Reconciliation to Canadian GAAP

Consolidated Statements of Operations

The following is a reconciliation of net earnings (loss) reflecting the differences between U.S. and Canadian GAAP for the year ended December 31:

	2006	2005	2004
		As restated(1)	As restated(1)
Net earnings (loss) in accordance with U.S. GAAP	$(16,887)	$7,822	$7,704
Depreciation of property, plant and equipment[a]	—	—	(852)
Stock-based compensation[b]	—	(2,216)	(1,438)

Net earnings (loss) in accordance with Canadian GAAP	$(16,887)	$5,606	$5,414

Earnings per share (note 17):
Earnings (loss) per share – basic:
Net earnings (loss) from continuing operations	$(0.46)	$0.09	$0.12
Net earnings from discontinued operations	$0.04	$0.05	$0.02

Net earnings (loss)	$(0.42)	$0.14	$0.14

Earnings (loss) per share – diluted:
Net earnings (loss) from continuing operations	$(0.46)	$0.09	$0.12
Net earnings from discontinued operations	$0.04	$0.05	$0.02

Net earnings (loss)	$(0.42)	$0.14	$0.14

Consolidated Shareholders’ Equity (Deficit)

The following is a reconciliation of shareholders’ equity (deficit) reflecting the difference between Canadian and U.S. GAAP as at December 31:

	2006	2005
		As restated(1)
Shareholders’ equity (deficit) in accordance with U.S. GAAP	$(52,131)	$(39,915)
Unrecognized actuarial (loss) gain [c]	(889)	2,773
Prior service credits[c]	1,679	—

Shareholders’ equity (deficit) in accordance with Canadian GAAP	$(51,341)	$(37,142)

(1)	The corrections of error set out in note 4 for U.S. GAAP are also correction of errors for Canadian GAAP and there are not any material differences between Canadian and U.S. GAAP related to these corrections. Accordingly, the information in this note has been restated to reflect the same adjustments as outlined in note 4 to these consolidated financial statements.
************

IMAX CORPORATION
QUARTERLY FINANCIAL DATA (UNAUDITED)
The following financial data presents the impact of the Company’s restatement of its previous issued consolidated statements of operations and cash flows for each of the quarters ended March 31, 2006; June 30, 2006; September 30, 2006; March 31, 2005; June 30, 2005; September 30, 2005; and December 31, 2005 (refer to note 4 to the accompanying consolidated financial statements for a description of the nature of the adjustments). The quarter ended December 31, 2006 has not been previously reported.
The Company believes that all adjustments necessary for a fair presentation of the results for the periods presented have been made. These amounts have been restated to reflect the correction of errors identified in the Company’s restatement.
Certain previously reported figures have been reclassified to conform with the presentation adopted in the current year. Specifically, commissions and other deferred selling costs have been reclassified from finished goods and work in process inventory to other assets and accrued liabilities. Also, billed receivables and related provisions have been reclassified from accounts receivable to financing receivables.
Consolidated Balance Sheets
(In thousands of U.S. dollars)
The following tables summarize the adjustments to the consolidated balance sheets (refer to note 4 to the accompanying consolidated financial statements for a description of the nature of the adjustments).

	March 31, 2006		June 30, 2006		September 30, 2006
	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated
Assets
Cash and cash equivalents	$22,023	$22,023	$21,574	$21,574	$22,001	$22,001
Short-term investments	8,257	8,257	8,351	8,351	4,219	4,219
Accounts receivable	19,864	17,345	23,782	20,721	29,576	26,451
Financing receivables	66,799	62,977	68,887	65,912	65,045	65,702
Inventories	26,254	31,315	24,455	29,402	27,866	29,952
Prepaid expenses	3,996	4,268	4,159	4,602	4,389	4,679
Film assets	3,578	1,848	4,597	3,255	2,946	1,629
Property, plant and equipment	25,777	26,338	25,797	26,337	25,619	26,137
Other assets	9,833	10,513	9,955	10,559	10,267	10,594
Deferred income taxes	7,558	7,558	7,775	7,775	6,171	6,171
Goodwill	39,027	39,027	39,027	39,027	39,027	39,027
Other intangible assets	2,600	2,600	2,686	2,686	2,619	2,619

Total assets	$235,566	$234,069	$241,045	$240,201	$239,745	$239,181

Liabilities
Accounts payable	$5,586	$5,874	$7,024	$7,090	$9,469	$9,534
Accrued liabilities	47,982	48,366	48,116	47,897	51,808	52,826
Deferred revenue	47,487	60,107	47,147	63,151	51,258	60,514
Senior Notes due 2010	160,000	160,000	160,000	160,000	160,000	160,000

Total liabilities	261,055	274,347	262,287	278,138	272,535	282,874

Shareholders’ deficit
Capital stock	121,928	121,990	121,960	122,022	121,960	122,022
Other equity	2,127	2,233	2,808	2,914	3,249	2,746
Deficit	(150,168)	(165,125)	(146,634)	(163,497)	(158,623)	(169,085)
Accumulated other comprehensive income (loss)	624	624	624	624	624	624

Total shareholders’ deficit	(25,489)	(40,278)	(21,242)	(37,937)	(32,790)	(43,693)

Total liabilities and shareholders’ deficit	$235,566	$234,069	$241,045	$240,201	$239,745	$239,181

IMAX CORPORATION
QUARTERLY FINANCIAL DATA (UNAUDITED) (cont’d)
Consolidated Balance Sheets (cont’d)
(In thousands of U.S. dollars)

	March 31, 2005		June 30, 2005		September 30, 2005
	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated
Assets
Cash and cash equivalents	$14,779	$14,779	$18,825	$18,825	$22,052	$22,052
Short-term investments	15,018	15,018	15,143	15,143	12,232	12,232
Accounts receivable	20,916	17,948	19,888	17,182	17,673	15,399
Financing receivables	61,037	60,589	61,962	62,649	64,894	64,140
Inventories	24,771	28,416	25,702	28,017	26,520	30,141
Prepaid expenses	3,004	3,292	2,934	3,238	5,121	5,797
Film assets	1,552	1,586	2,644	2,676	2,832	733
Property, plant and equipment	28,226	29,995	27,843	28,897	28,258	29,248
Other assets	14,439	15,151	14,202	14,758	13,988	14,915
Deferred income taxes	6,311	6,311	6,454	6,454	6,470	6,470
Goodwill	39,027	39,027	39,027	39,027	39,027	39,027
Other intangible assets	3,070	3,070	3,033	3,033	2,991	2,991

Total assets	$232,150	$235,182	$237,657	$239,899	$242,058	$243,145

Liabilities
Accounts payable	$7,023	$7,023	$6,491	$6,491	$6,821	$7,154
Accrued liabilities	50,800	50,567	52,533	52,779	52,337	52,741
Deferred revenue	54,162	68,980	56,501	66,779	57,246	70,874
Senior Notes due 2010	160,000	160,000	160,000	160,000	160,000	160,000

Total liabilities	271,985	286,570	275,525	286,049	276,404	290,769

Shareholders’ Deficit
Capital stock	118,887	118,951	119,846	119,908	121,260	121,323
Other equity	1,966	2,072	1,863	1,969	1,691	1,797
Deficit	(159,749)	(171,472)	(158,638)	(167,088)	(156,358)	(169,805)
Accumulated other comprehensive (loss)	(939)	(939)	(939)	(939)	(939)	(939)

Total shareholders’ deficit	(39,835)	(51,388)	(37,868)	(46,150)	(34,346)	(47,624)

Total liabilities and shareholders’ deficit	$232,150	$235,182	$237,657	$239,899	$242,058	$243,145

IMAX CORPORATION
QUARTERLY FINANCIAL DATA (UNAUDITED) (cont’d)
Consolidated Statements of Operations (Unaudited)
(In thousands of U.S. dollars, except per share amounts)
The following tables summarize the adjustments to net earnings (loss) (refer to note 4 to the accompanying consolidated financial statements for a description of the nature of the adjustments).

	Three months ended		Three months ended
	March 31, 2006		March 31, 2005
	As		As
	Previously	As	Previously	As
	Reported (1)	Restated	Reported (1)	Restated
Revenues
Equipment and product sales	$4,679	$7,820	$9,731	$3,699
Services	13,708	13,434	12,293	12,472
Rentals	854	899	1,230	1,399
Finance income	1,177	1,112	1,014	1,007
Other revenues	—	—	7,100	7,100

	20,418	23,265	31,368	25,677

Costs of goods sold, services and rentals
Equipment and product sales	3,121	4,206	4,703	2,436
Services	10,828	10,617	9,909	9,955
Rentals	444	465	603	675
Other costs of goods sold	—	—	8	8

	14,393	15,288	15,223	13,074

Gross margin	6,025	7,977	16,145	12,603

Selling, general and administrative expenses	10,505	10,553	10,243	10,302
Research and development	915	915	653	653
Amortization of intangibles	192	192	157	157
Receivable provisions net of recoveries	143	143	212	62

Earnings (loss) from operations	(5,730)	(3,826)	4,880	1,429

Interest income	253	253	214	214
Interest expense	(4,174)	(4,157)	(4,197)	(4,203)

Earnings (loss) from continuing operations before income taxes	(9,651)	(7,730)	897	(2,560)
Recovery of (provision) income taxes	1,530	1,692	59	59

Net earnings (loss) from continuing operations	(8,121)	(6,038)	956	(2,501)
Net earnings from discontinued operations	2,300	2,300	240	240

Net earnings (loss)	$(5,821)	$(3,738)	$1,196	$(2,261)

Earnings (loss) per share
Earnings (loss) per share – basic:
Net earnings (loss) from continuing operations	$(0.20)	$(0.15)	$0.02	$(0.07)
Net earnings from discontinued operations	$0.06	$0.06	$0.01	$0.01

Net (loss) earnings	$(0.14)	$(0.09)	$0.03	$(0.06)

Earnings (loss) per share – diluted:
Net earnings (loss) from continuing operations	$(0.20)	$(0.15)	$0.02	$(0.07)
Net earnings from discontinued operations	$0.06	$0.06	$0.01	$0.01

Net earnings (loss)	$(0.14)	$(0.09)	$0.03	$(0.06)

(1)	The Company has changed the presentation of revenues and cost of goods sold, services and rentals to conform to the presentation requirements specified in Regulation S-X of the Securities Exchange Act of 1934.

IMAX CORPORATION
QUARTERLY FINANCIAL DATA (UNAUDITED) (cont’d)
Consolidated Statements of Operations (Unaudited) (cont’d)
(In thousands of U.S. dollars, except per share amounts)

	Three months ended		Six months ended
	June 30, 2006		June 30, 2006
	As		As
	Previously	As	Previously	As
	Reported (1)	Restated	Reported (1)	Restated
Revenues
Equipment and product sales	$18,548	$15,358	$23,227	$23,178
Services	19,837	19,708	33,545	33,142
Rentals	1,354	1,416	2,208	2,315
Finance income	1,659	1,627	2,836	2,739

	41,398	38,109	61,816	61,374

Costs of goods sold, services and rentals
Equipment and product sales	9,413	8,910	12,534	13,116
Services	13,685	13,050	24,514	23,667
Rentals	440	461	883	926

	23,538	22,421	37,931	37,709

Gross margin	17,860	15,688	23,885	23,665

Selling, general and administrative expenses	9,451	9,554	19,956	20,107
Research and development	664	664	1,579	1,579
Amortization of intangibles	132	132	324	324
Receivable provisions net of (recoveries)	(252)	(252)	(109)	(109)

Earnings from operations	7,865	5,590	2,135	1,764

Interest income	280	280	533	533
Interest expense	(4,231)	(4,242)	(8,405)	(8,399)

Earnings (loss) from continuing operations before income taxes	3,914	1,628	(5,737)	(6,102)
Recovery of (provision for) income taxes	(380)	2	1,150	1,694

Net earnings (loss) from continuing operations	3,534	1,630	(4,587)	(4,408)
Net earnings from discontinued operations	—	—	2,300	2,300

Net earnings (loss)	$3,534	$1,630	$(2,287)	$(2,108)

Earnings (loss) per share
Earnings (loss) per share – basic:
Net earnings (loss) from continuing operations	$0.09	$0.04	$(0.11)	$(0.10)
Net earnings from discontinued operations	$—	$—	$0.05	$0.05

Net (loss) earnings	$0.09	$0.04	$(0.06)	$(0.05)

Earnings (loss) per share – diluted:
Net earnings (loss) from continuing operations	$0.08	$0.04	$(0.11)	$(0.10)
Net earnings from discontinued operations	$—	$—	$0.05	$0.05

Net earnings (loss)	$0.08	$0.04	$(0.06)	$(0.05)

(1)	The Company has changed the presentation of revenues and cost of goods sold, services and rentals to conform to the presentation requirements specified in Regulation S-X of the Securities Exchange Act of 1934.

IMAX CORPORATION
QUARTERLY FINANCIAL DATA (UNAUDITED) (cont’d)
Consolidated Statements of Operations (Unaudited) (cont’d)
(In thousands of U.S. dollars, except per share amounts)

	Three months ended		Six months ended
	June 30, 2005		June 30, 2005
	As		As
	Previously	As	Previously	As
	Reported (1)	Restated	Reported (1)	Restated
Revenues
Equipment and product sales	$10,895	$16,541	$20,626	$20,240
Services	13,105	13,274	25,398	25,746
Rentals	1,795	1,926	3,025	3,325
Finance income	1,139	1,128	2,153	2,135
Other revenues	3,944	3,945	11,044	11,045

	30,878	36,814	62,246	62,491

Costs of goods sold, services and rentals
Equipment and product sales	5,294	7,849	9,996	10,285
Services	9,071	9,081	18,980	19,036
Rentals	550	624	1,154	1,299
Other costs of goods sold	94	94	102	102

	15,009	17,648	30,232	30,722

Gross margin	15,869	19,166	32,014	31,769

Selling, general and administrative expenses	9,812	9,864	20,055	20,166
Research and development	886	846	1,539	1,499
Amortization of intangibles	160	160	317	317
Receivable provisions net of (recoveries)	(370)	(371)	(158)	(309)

Earnings from operations	5,381	8,667	10,261	10,096

Interest income	284	284	498	498
Interest expense	(4,202)	(4,213)	(8,399)	(8,416)

Earnings (loss) from continuing operations before income taxes	1,463	4,738	2,360	2,178
Recovery of (provision for) income taxes	(538)	(538)	(479)	(479)

Net earnings from continuing operations	925	4,200	1,881	1,699
Net earnings from discontinued operations	186	186	426	426

Net earnings	$1,111	$4,386	$2,307	$2,125

Earnings per share
Earnings per share – basic:
Net earnings from continuing operations	$0.02	$0.10	$0.05	$0.04
Net earnings from discontinued operations	$0.01	$0.01	$0.01	$0.01

Net earnings	$0.03	$0.11	$0.06	$0.05

Earnings per share – diluted:
Net earnings from continuing operations	$0.02	$0.10	$0.05	$0.04
Net earnings from discontinued operations	$0.01	$0.01	$0.01	$0.01

Net earnings	$0.03	$0.11	$0.06	$0.05

(1)	The Company has changed the presentation of revenues and cost of goods sold, services and rentals to conform to the presentation requirements specified in Regulation S-X of the Securities Exchange Act of 1934.

IMAX CORPORATION
QUARTERLY FINANCIAL DATA (UNAUDITED) (cont’d)
Consolidated Statements of Operations (Unaudited) (cont’d)
(In thousands of U.S. dollars, except per share amounts)

	Three months ended		Nine months ended
	September 30, 2006		September 30, 2006
	As		As
	Previously	As	Previously	As
	Reported(1)	Restated	Reported(1)	Restated
Revenues
Equipment and product sales	$1,987	$11,816	$25,214	$34,994
Services	16,002	16,349	49,548	49,491
Rentals	1,486	1,550	3,693	3,865
Finance income	1,251	1,252	4,087	3,991

	20,726	30,967	82,542	92,341

Costs of goods sold, services and rentals
Equipment and product sales	1,649	5,755	14,184	18,871
Services	12,458	12,500	36,971	36,167
Rentals	430	452	1,313	1,378

	14,537	18,707	52,468	56,416

Gross margin	6,189	12,260	30,074	35,925

Selling, general and administrative expenses	9,998	9,866	29,954	29,973
Research and development	878	878	2,457	2,457
Amortization of intangibles	132	132	456	456
Receivable provisions net of (recoveries)	359	359	250	250

Earnings (loss) from operations	(5,178)	1,025	(3,043)	2,789

Interest income	227	227	760	760
Interest expense	(4,379)	(4,181)	(12,784)	(12,580)

Loss from continuing operations before income taxes	(9,330)	(2,929)	(15,067)	(9,031)
Recovery of (provision for) income taxes	(1,784)	(1,784)	(634)	(90)

Net loss from continuing operations	(11,114)	(4,713)	(15,701)	(9,121)
Net earnings (loss) from discontinued operations	(875)	(875)	1,425	1,425

Net loss	$(11,989)	$(5,588)	$(14,276)	$(7,696)

Earnings (loss) per share
Earnings (loss) per share – basic:
Net earnings (loss) from continuing operations	$(0.28)	$(0.12)	$(0.39)	$(0.23)
Net earnings from discontinued operations	$(0.02)	$(0.02)	$0.04	$0.04

Net (loss) earnings	$(0.30)	$(0.14)	$(0.35)	$(0.19)

Earnings (loss) per share – diluted:
Net earnings (loss) from continuing operations	$(0.28)	$(0.12)	$(0.39)	$(0.23)
Net earnings from discontinued operations	$(0.02)	$(0.02)	$0.04	$0.04

Net earnings (loss)	$(0.30)	$(0.14)	$(0.35)	$(0.19)

(1)	The Company has changed the presentation of revenues and cost of goods sold, services and rentals to conform to the presentation requirements specified in Regulation S-X of the Securities Exchange Act of 1934.

IMAX CORPORATION
QUARTERLY FINANCIAL DATA (UNAUDITED) (cont’d)
Consolidated Statements of Operations (Unaudited) (cont’d)
(In thousands of U.S. dollars, except per share amounts)

	Three months ended		Nine months ended
	September 30, 2005		September 30, 2005
	As		As
	Previously	As	Previously	As
	Reported(1)	Restated	Reported(1)	Restated
Revenues
Equipment and product sales	$11,507	$6,894	$32,133	$27,134
Services	15,912	15,673	41,310	41,419
Rentals	2,371	2,482	5,395	5,807
Finance income	1,233	1,233	3,386	3,368
Other revenues	2,351	2,351	13,396	13,396

	33,374	28,633	95,620	91,124

Costs of goods sold, services and rentals
Equipment and product sales	5,662	3,423	15,658	13,708
Services	11,318	13,390	30,298	32,426
Rentals	580	643	1,733	1,942
Other costs of goods sold	40	40	143	142

	17,600	17,496	47,832	48,218

Gross margin	15,774	11,137	47,788	42,906

Selling, general and administrative expenses	8,966	9,058	29,021	29,224
Research and development	890	890	2,429	2,389
Amortization of intangibles	164	164	481	481
Receivable provisions net of (recoveries)	(310)	(310)	(468)	(619)

Earnings from operations	6,064	1,335	16,325	11,431

Interest income	243	243	741	741
Interest expense	(4,185)	(4,257)	(12,584)	(12,673)

Earnings from continuing operations before income taxes	2,122	(2,679)	4,482	(501)
Recovery of (provision for) income taxes	(202)	(398)	(681)	(877)

Net earnings from continuing operations	1,920	(3,077)	3,801	(1,378)
Net earnings from discontinued operations	360	360	786	786

Net earnings (loss)	$2,280	$(2,717)	$4,587	$(592)

Earnings (loss) per share
Earnings (loss) per share – basic:
Net earnings (loss) from continuing operations	$0.05	$(0.08)	$0.10	$(0.03)
Net earnings from discontinued operations	$0.01	$0.01	$0.02	$0.02

Net (loss) earnings	$0.06	$(0.07)	$0.12	$(0.01)

Earnings (loss) per share – diluted:
Net earnings (loss) from continuing operations	$0.04	$(0.08)	$0.09	$(0.03)
Net earnings from discontinued operations	$0.01	$0.01	$0.02	$0.02

Net earnings (loss)	$0.05	$(0.07)	$0.11	$(0.01)

(1)	The Company has changed the presentation of revenues and cost of goods sold, services and rentals to conform to the presentation requirements specified in Regulation S-X of the Securities Exchange Act of 1934.

IMAX CORPORATION
QUARTERLY FINANCIAL DATA (UNAUDITED) (cont’d)
Consolidated Statements of Operations (Unaudited) (cont’d)
(In thousands of U.S. dollars, except per share amounts)

	Three months ended	Three months ended
	December 31, 2006(1)	December 31, 2005(2)
		As
		Previously	As
		Reported(3)	Restated
Revenues
Equipment and product sales	$14,472	$28,944	$23,594
Services	19,427	16,774	16,936
Rentals	1,479	1,424	1,509
Finance income	1,251	1,246	1,237
Other revenues	300	922	922

	36,929	49,310	44,198

Costs of goods sold, services and rentals
Equipment and product sales	7,137	13,319	11,508
Services	12,689	11,358	11,543
Rentals	434	483	518

	20,260	25,160	23,569

Gross margin	16,669	24,150	20,629

Selling, general and administrative expenses	12,636	8,266	8,328
Research and development	1,158	835	835
Amortization of intangibles	146	430	430
Receivable provisions net of (recoveries)	816	(391)	(390)
Asset impairments	1,073	13	13

Earnings from operations	840	14,997	11,413

Interest income	276	263	263
Interest expense	(4,179)	(4,189)	(4,202)

Earnings from continuing operations before income taxes	(3,063)	11,071	7,474
Recovery of (provision for) income taxes	(6,128)	(253)	(253)

Net earnings (loss) from continuing operations	(9,191)	10,818	7,221
Net earnings from discontinued operations	—	1,193	1,193

Net earnings (loss)	$(9,191)	$12,011	$8,414

Earnings (loss) per share
Earnings (loss) per share – basic:
Net earnings (loss) from continuing operations	$(0.23)	$0.27	$0.18
Net earnings from discontinued operations	$—	$0.03	$0.03

Net (loss) earnings	$(0.23)	$0.30	$0.21

Earnings (loss) per share – diluted:
Net earnings (loss) from continuing operations	$(0.23)	$0.26	$0.17
Net earnings from discontinued operations	$—	$0.03	$0.03

Net earnings (loss)	$(0.23)	$0.29	$0.20

(1)	The fourth quarter ended December 31, 2006 had not previously been reported.

(2)	Previously reported with Unaudited Quarterly Financial Data section of the 2005 Annual Report on Form 10-K.

(3)	The Company has changed the presentation of revenues and cost of goods sold, services and rentals to conform to the presentation requirements specified in Regulation S-X of the Securities Exchange Act of 1934.

IMAX CORPORATION
QUARTERLY FINANCIAL DATA (UNAUDITED) (cont’d)
Consolidated Statements of Cash Flows (Unaudited)
(In thousands of U.S. dollars)
The following tables summarize the adjustments to the consolidated statements of cash flows (refer to note 4 to the accompanying consolidated financial statements for a description of the nature of the adjustments).

	Three months ended		Six months ended		Nine months ended
	March 31, 2006		June 30, 2006		September 30, 2006
	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated
Cash provided by (used in):

Operating Activities
Net earnings (loss)	$(5,821)	$(3,738)	$(2,287)	$(2,108)	$(14,276)	$(7,696)
Net (earnings) from discontinued operations	(2,300)	(2,300)	(2,300)	(2,300)	(1,425)	(1,425)
Items not involving cash:
Depreciation and amortization	3,901	3,390	8,761	7,608	13,888	12,682
Write-downs (recoveries)	143	143	(109)	(109)	250	250
Change in deferred income taxes	(1,387)	(1,387)	(1,604)	(1,604)	—	—
Stock and other non-cash compensation	1,603	1,605	2,549	2,554	2,730	2,128
Non-cash foreign exchange (gain)	(29)	(29)	(436)	(405)	(383)	(353)
Interest on short-term investments	(85)	(85)	(179)	(179)	(281)	(281)
Investment in film assets	(2,292)	(1,651)	(6,613)	(5,696)	(8,699)	(7,733)
Changes in other non-cash operating assets and liabilities	718	(1,590)	(2,466)	(2,616)	1,295	(4,922)

Net cash (used in) operating activities	(5,549)	(5,642)	(4,684)	(4,855)	(6,901)	(7,350)

Investing Activities
Purchases of short-term investments	(4,098)	(4,098)	(10,322)	(10,322)	(14,506)	(14,506)
Proceeds from maturities of short-term investments	4,097	4,097	10,321	10,321	18,739	18,739
Purchase of property, plant and equipment	(92)	(92)	(739)	(739)	(1,712)	(1,712)
Acquisition of other assets	(280)	(187)	(737)	(566)	(1,202)	(753)
Acquisition of other intangible assets	(91)	(91)	(309)	(309)	(374)	(374)

Net cash provided by (used in) investing activities	(464)	(371)	(1,786)	(1,615)	945	1,394

Financing Activities
Common shares issued	254	254	286	286	286	286

Net cash provided by financing activities	254	254	286	286	286	286

Effects of exchange rate changes on cash	(35)	(35)	(59)	(59)	(46)	(46)

Decrease in cash and cash equivalents from continuing operations	(5,794)	(5,794)	(6,243)	(6,243)	(5,716)	(5,716)
Increase in cash and cash equivalents from discontinued operations	3,493	3,493	3,493	3,493	3,393	3,393

Increase (decrease) in cash and cash equivalents, during the year	(2,301)	(2,301)	(2,750)	(2,750)	(2,323)	(2,323)

Cash and cash equivalents, beginning of year	24,324	24,324	24,324	24,324	24,324	24,324

Cash and cash equivalents, end of year	$22,023	$22,023	$21,574	$21,574	$22,001	$22,001

IMAX CORPORATION
QUARTERLY FINANCIAL DATA (UNAUDITED) (cont’d)
Consolidated Statements of Cash Flows (Unaudited) (cont’d)
(In thousands of U.S. dollars)

	Three months ended		Six months ended		Nine months ended
	March 31, 2005		June 30, 2005		September 30, 2005
	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated
Cash provided by (used in):

Operating Activities
Net earnings (loss)	$1,196	$(2,261)	$2,307	$2,125	$4,587	$(592)
Net (earnings) from discontinued operations	(240)	(240)	(426)	(426)	(786)	(786)
Items not involving cash:
Depreciation and amortization	3,584	3,717	7,249	7,454	11,490	11,537
Write-downs (recoveries)	212	62	(158)	(308)	(468)	(618)
Change in deferred income taxes	(140)	(140)	(283)	(283)	(299)	(299)
Stock and other non-cash compensation	1,231	1,233	2,406	2,417	3,554	3,573
Non-cash foreign exchange (gain) loss	201	197	515	502	167	191
Interest on short-term investments	(23)	—	(150)	—	(250)	(250)
Investment in film assets	(2,151)	(2,151)	(4,795)	(4,795)	(7,315)	(4,984)
Changes in other non-cash operating assets and liabilities	(3,906)	(302)	(3,035)	(2,935)	(7,587)	(4,337)

Net cash provided by operating activities	(36)	115	3,630	3,751	3,093	3,435

Investing Activities
Purchases of short-term investments	(14,995)	(15,018)	(23,118)	(15,143)	(27,157)	(27,157)
Proceeds from maturities of short-term investments	—	—	8,125	—	15,175	15,175
Purchase of property, plant and equipment	(271)	(271)	(467)	(467)	(1,194)	(1,194)
Acquisition of other assets	(53)	(187)	(397)	(374)	(214)	(562)
Acquisition of other intangible assets	(167)	(167)	(290)	(290)	(412)	(412)

Net cash provided by (used in) investing activities	(15,486)	(15,643)	(16,147)	(16,274)	(13,802)	(14,150)

Financing Activities
Financing costs related to Senior Notes due 2010	(1)	(1)
Common shares issued	1,267	1,273	2,052	2,058	3,219	3,225

Net cash provided by financing activities	1,266	1,272	2,052	2,058	3,219	3,225

Effects of exchange rate changes on cash	71	71	90	90	149	149

Decrease in cash and cash equivalents from continuing operations	(14,185)	(14,185)	(10,375)	(10,375)	(7,341)	(7,341)
Increase in cash and cash equivalents from discontinued operations	—	—	236	236	429	429

Decrease in cash and cash equivalents, during the year	(14,185)	(14,185)	(10,139)	(10,139)	(6,912)	(6,912)

Cash and cash equivalents, beginning of year	28,964	28,964	28,964	28,964	28,964	28,964

Cash and cash equivalents, end of year	$14,779	$14,779	$18,825	$18,825	$22,052	$22,052

IMAX CORPORATION
QUARTERLY FINANCIAL DATA (UNAUDITED) (cont’d)
Supplemental Information (Unaudited)
(In thousands of U.S. dollars)
a. Segmented Information
The Company has six reportable segments: IMAX systems, film production and IMAX DMR, film distribution, film post-production, theater operations, and other.

	Three months ended		Six months ended		Nine months ended
	March 31, 2006		June 30, 2006		September 30, 2006
	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated
Revenue
IMAX systems	$9,398	$12,763	$33,350	$33,852	$40,669	$51,371
Films
Production and IMAX DMR	1,615	1,097	5,736	5,160	9,173	8,563
Distribution	3,424	3,424	8,432	8,063	11,991	11,622
Post-production	1,482	1,482	4,524	4,524	5,199	5,273
Theater operations	3,657	3,657	7,708	7,708	12,434	12,435
Other	842	842	2,066	2,067	3,076	3,077

Total	$20,418	$23,265	$61,816	$61,374	$82,542	$92,431

Gross Margins
IMAX systems	$5,085	$7,345	$18,503	$18,381	$22,518	$28,467
Films
Production and IMAX DMR	(236)	(538)	1,028	706	428	(214)
Distribution	550	544	1,880	2,104	2,971	3,441
Post-production	429	429	1,438	1,438	2,313	2,386
Theater operations	306	306	1,174	1,174	1,631	1,632
Other	(109)	(109)	(138)	(138)	213	213

Total	$6,025	$7,977	$23,885	$23,665	$30,074	$35,925

	Three months ended		Six months ended		Nine months ended
	March 31, 2005		June 30, 2005		September 30, 2005
	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated
Revenue
IMAX systems	$22,113	$16,388	$42,421	$42,675	$62,657	$58,580
Films
Production and IMAX DMR	1,539	1,510	3,050	2,990	6,351	5,958
Distribution	2,055	2,118	4,718	4,766	8,002	7,975
Post-production	1,353	1,353	2,480	2,480	3,942	3,942
Theater operations	3,816	3,816	8,014	8,014	12,325	12,325
Other	492	492	1,563	1,566	2,343	2,344

Total	$31,368	$25,677	$62,246	$62,491	$95,620	$91,124

Gross Margins
IMAX systems	$15,050	$11,467	$28,204	$27,954	$40,759	$38,355
Films
Production and IMAX DMR	(613)	(658)	(979)	(1,056)	(318)	(645)
Distribution	1,313	1,398	2,843	2,921	4,786	2,635
Post-production	176	176	891	891	1,057	1,056
Theater operations	11	11	430	430	667	667
Other	208	209	625	629	837	838

Total	$16,145	$12,603	$32,014	$31,769	$47,788	$42,906

IMAX CORPORATION
QUARTERLY FINANCIAL DATA (UNAUDITED) (cont’d)
Supplemental Information (Unaudited) (cont’d)
(In thousands of U.S. dollars)
b. Financing Receivables

	March 31, 2006		June 30, 2006		September 30, 2006
	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated
Gross minimum lease amounts receivable	$85,471	$85,679	$86,659	$87,809	$83,483	$88,162
Residual value of equipment	597	594	563	557	496	493
Unearned finance income	(32,185)	(30,306)	(31,307)	(30,126)	(30,302)	(30,790)

Present value of minimum lease amounts receivable	53,883	55,967	55,915	58,240	53,677	57,865
Accumulated allowance for uncollectible amounts	(1,478)	(3,169)	(995)	(2,629)	(995)	(2,608)

Net investment in leases	52,405	52,798	54,920	55,611	52,682	55,257

Gross receivables from financed sales	19,554	13,838	19,834	15,030	17,984	15,114
Unearned income	(5,160)	(3,659)	(5,867)	(4,729)	(5,621)	(4,669)

Present value of financed sale receivables	14,394	10,179	13,967	10,301	12,363	10,445

Total financing receivables	$66,799	$62,977	$68,887	$65,912	$65,045	$65,702

	March 31, 2005		June 30, 2005		September 30, 2005
	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated
Gross minimum lease amounts receivable	$100,788	$99,181	$95,529	$99,427	$90,728	$94,913
Residual value of equipment	643	635	645	633	645	643
Unearned finance income	(41,500)	(38,353)	(37,713)	(38,059)	(34,114)	(34,532)

Present value of minimum lease amounts receivable	59,931	61,463	58,461	62,001	57,259	61,024
Accumulated allowance for uncollectible amounts	(4,385)	(6,497)	(3,467)	(5,751)	(2,704)	(4,809)

Net investment in leases	55,546	54,966	54,994	56,250	54,555	56,215

Gross receivables from financed sales	8,420	8,942	10,821	9,742	14,780	11,421
Unearned income	(2,929)	(3,319)	(3,853)	(3,343)	(4,246)	(3,496)
Provision on receivable	—	—	—	—	(195)	—

Present value of financed sale receivables	5,491	5,623	6,968	6,399	10,339	7,925

Total financing receivables	$61,037	$60,589	$61,962	$62,649	$64,894	$64,140

IMAX CORPORATION
QUARTERLY FINANCIAL DATA (UNAUDITED) (cont’d)
Supplemental Information (Unaudited) (cont’d)
(In thousands of U.S. dollars)
c. Inventories

	March 31, 2006		June 30, 2006		September 30, 2006
	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated
Raw materials	$10,570	$10,570	$11,837	$11,836	$13,000	$13,000
Work-in-process	4,258	3,542	4,380	3,644	4,904	3,966
Finished goods	11,426	17,203	8,238	13,922	9,962	12,986

	$26,254	$31,315	$24,455	$29,402	$27,866	$29,952

	March 31, 2005		June 30, 2005		September 30, 2005
	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated
Raw materials	$7,780	$7,784	$8,698	$8,701	$9,557	$9,561
Work-in-process	4,958	4,697	4,917	4,396	5,812	5,534
Finished goods	12,033	15,935	12,087	14,920	11,151	15,046

	$24,771	$28,416	$25,702	$28,017	$26,520	$30,141

d. Film Assets

	March 31, 2006		June 30, 2006		September 30, 2006
	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated
Completed and released films, net of accumulated amortization	$3,227	$1,427	$4,287	$2,891	$2,756	$1,422
Films in production	—	70	138	191	—	17
Development costs	351	351	172	173	190	190

	$3,578	$1,848	$4,597	$3,255	$2,946	$1,629

	March 31, 2005		June 30, 2005		September 30, 2005
	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated
Completed and released films, net of accumulated amortization	$794	$641	$1,695	$1,573	$2,679	$494
Films in production	—	186	870	1,024	63	149
Development costs	758	759	79	79	90	90

	$1,552	$1,586	$2,644	$2,676	$2,832	$733

IMAX CORPORATION
QUARTERLY FINANCIAL DATA (UNAUDITED) (cont’d)
Supplemental Information (Unaudited) (cont’d)
(In thousands of U.S. dollars)
e. Reconciliation from U.S. GAAP to Canadian GAAP
The following is a reconciliation of the net earnings (loss) between U.S. GAAP and Canadian GAAP and earnings per share data under Canadian GAAP for the three months ended:

	March 31, 2006		June 30, 2006		September 30, 2006
	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated
Net earnings (loss) in accordance with U.S. GAAP	$(5,821)	$(3,738)	$3,534	$1,630	$(11,989)	$(5,588)
Stock-based compensation[b]	—	—	—	—	—	—

Net earnings (loss) in accordance with Canadian GAAP	$(5,821)	$(3,738)	$3,534	$1,630	$(11,989)	$(5,588)

Earnings per share (note 17):
Earnings (loss) per share – basic:
Net earnings (loss) from continuing operations	$(0.20)	$(0.15)	$0.09	$0.04	$(0.28)	$(0.12)
Net earnings from discontinued operations	$0.06	$0.06	$—	$—	$(0.02)	$(0.02)

Net earnings (loss)	$(0.14)	$(0.09)	$0.09	$0.04	$(0.30)	$(0.14)

Earnings (loss) per share – diluted:
Net earnings (loss) from continuing operations	$(0.20)	$(0.15)	$0.08	$0.04	$(0.28)	$(0.12)
Net earnings from discontinued operations	$0.06	$0.06	$—	$—	$(0.02)	$(0.02)

Net earnings (loss)	$(0.14)	$(0.09)	$0.08	$0.04	$(0.30)	$(0.14)

	March 31, 2005		June 30, 2005		September 30, 2005
	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated
Net earnings (loss) in accordance with U.S. GAAP	$1,196	$(2,261)	$1,111	$4,386	$2,280	$(2,717)
Stock-based compensation[b]	(529)	(529)	(653)	(653)	(552)	(552)

Net earnings (loss) in accordance with Canadian GAAP	$667	$(2,790)	$458	$3,733	$1,728	$(3,269)

Earnings per share (note 17):
Earnings (loss) per share – basic:
Net earnings (loss) from continuing operations	$0.01	$(0.08)	$0.01	$0.09	$0.03	$(0.09)
Net earnings from discontinued operations	$0.01	$0.01	$—	$—	$0.01	$0.01

Net earnings (loss)	$0.02	$(0.07)	$0.01	$0.09	$0.04	$(0.08)

Earnings (loss) per share – diluted:
Net earnings (loss) from continuing operations	$0.01	$(0.08)	$0.01	$0.09	$0.03	$(0.09)
Net earnings from discontinued operations	$0.01	$0.01	$—	$—	$0.01	$0.01

Net earnings (loss)	$0.02	$(0.07)	$0.01	$0.09	$0.04	$(0.08)

IMAX CORPORATION
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None
Item 9A. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
     The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods and that such information is accumulated and communicated to management, including the Co-CEOs and CFO, to allow timely discussions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
     The Company’s management, with the participation of its Co-CEOs and its CFO have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of December 31, 2006. Based on that evaluation and because of the identification of certain material weaknesses in the Company’s internal control over financial reporting, as discussed in Management’s Annual Report on Internal Control over Financial Reporting below, the Co-CEOs and the CFO have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2006
BACKGROUND
     In March 2007, the Company announced that it would delay the filing of this annual report and its quarterly report on Form 10-Q for the quarter ended March 31, 2007 due to the discovery of certain accounting errors, mostly in the area of film accounting and inventory capitalization.
     The Company subsequently broadened its accounting review to include certain other accounting matters, based on comments the Company received from the SEC and OSC. In connection with this review, the Company has identified certain errors related to: (a) revenue recognition resulting from the Company’s review of its theater system arrangements over the past 5 years in response to the aforementioned comments, which indicated insufficient analysis of various sales and lease transactions and the accounting effect of certain contractual provisions within them; and misallocations of consideration to elements within certain multiple element arrangements; (b) capitalization of costs into inventory and films assets and amortization of film assets in accordance with SOP 00-2; (c) income tax liabilities resulting from failure to make certain tax elections on a timely basis and (d) certain other items described under Other Adjustments in note 4 of the accompanying audited consolidated financial statements in Item 8. The consolidated financial statements for the prior periods presented have been restated to reflect these error corrections under U.S. GAAP. (The more significant items resulting in the restatement are described more fully in both Item 6 and note 4 of the accompanying audited consolidated financial statements in Item 8.)
     These errors were identified during the Company’s accounting review and in conjunction with the Company’s year-end audit. Over the course of such audit, the Company and its independent auditors identified a number of material weaknesses in the Company’s internal control over financial reporting, as discussed more fully below.
     During the Company’s accounting review, it concluded its policy for revenue recognition on theater systems should be revised to treat all components of the theater system (including the projector, sound system, and screen system and, if applicable, 3D glasses cleaning machine), theater design support, supervision of installation, projectionist training and the use of the IMAX brand as a single deliverable and a single unit of accounting. In addition, the Company revised its policy to require (i) the projector, sound system and screen system be installed and be in full working condition, the 3D glasses cleaning machine, if applicable, be delivered and the projectionist training be completed and (ii) the written customer acceptance thereon be received, or public opening of the theater take place, before revenue can be recognized. For additional information regarding the revised revenue recognition policy, see note 2 of the accompanying audited consolidated financial statements in Item 8.
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.
     Management has used the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) framework in Internal Control-Integrated Framework to assess the effectiveness of the Company’s internal control over financial reporting.

IMAX CORPORATION
Item 9A. Controls and Procedures (cont’d)
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING (cont’d)
     Based on this assessment, management has concluded that such internal control over financial reporting was not effective as of December 31, 2006 due to the material weaknesses identified and discussed below.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2006:
Application of U.S. GAAP
     Five of the Company’s material weaknesses relate to controls over the analysis and review of certain transactions to be able to correctly apply U.S. GAAP to record those transactions. The financial impact of these material weaknesses on the Company’s restated financial results was principally related to the analysis and review of transactions which were complex or nonstandard. These material weaknesses are:
1.	The Company did not maintain adequate controls, including period-end controls, over the analysis and review of revenue recognition for sales and lease transactions in accordance with U.S. GAAP. Specifically, effective controls were not maintained to correctly assess the identification of deliverables and their aggregation into units of accounting and in certain cases the point when certain units of accounting were substantially complete to allow for revenue recognition on a theater system.

After reviewing its revenue recognition policy in conjunction with the announced review of its theater system arrangements over the past 5 years in response to comments received from the staff of both the SEC and the OSC, the Company concluded that it had incorrectly assessed the determination of deliverables in its theater systems arrangements. The term “deliverables” is not explicitly defined in any accounting literature. The determination of a deliverable requires significant judgment and can be influenced by the terms of the arrangement between a vendor and its customer, the customer’s perspective of the deliverables, the interaction of the separate elements that could make up a single deliverable and other facts and circumstances unique to a transaction.

In addition, in connection with its review of system sale and lease transactions during the period 2002 through 2006, the Company identified additional errors resulting from ineffective controls relating to the following, among others:
▪	Based on an analysis of fair values of elements within arrangements, the Company determined that fair value previously allocated in certain multiple element arrangements was not appropriate and has adjusted these amounts.

▪	The existence of certain non-standard contractual provisions resulted in: the reclassification of certain sales arrangements to sales-type lease transactions for accounting purposes when the customer was not granted title to the system until all payments were made, and certain sales-type leases to operating leases given substantially all of the benefits and risks of ownership had not passed to the customer; and the timing of recognition of the minimum annual payments under certain arrangements.

▪	Settlement revenue was recognized on a MPX upgrade which was conditional upon the Company meeting certain conditions which were ultimately not met during the year. The Company has deferred the amount of settlement revenue awaiting installation of an alternate theatre system configuration.

▪	Finance income continued to be recognized when the related financing receivables were impaired. The Company has revised its procedures and discontinued the recognition of finance income until the impairment issues were resolved.

IMAX CORPORATION
Item 9A. Controls and Procedures (cont’d)
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING (cont’d)
2.	The Company did not maintain effective controls, including period-end controls, over accounting for film transactions in accordance with U.S. GAAP. Specifically, effective controls were not maintained related to the classification and accurate recording of marketing and advertising costs of co-produced film productions, production fees on co-produced films and the application of the individual-film forecast computation method to film assets, participation liabilities and deferred production fees.

The Company determined that it had misclassified certain costs incurred in respect of co-produced film productions between 2004 and 2006. Marketing and advertising costs were co-mingled with film production costs, and both were capitalized to film assets and subsequently amortized into the income statement over the estimated total ultimate revenues associated with the film productions. Film exploitation costs, which include marketing and advertising costs, as defined in SOP 00-2, “Accounting by Producers or Distributors of Films”, should be expensed in the period incurred and not capitalized to film assets. In addition, certain costs were accrued by the Company prior to being incurred. These costs have been moved to the period in which they were incurred. On certain co-produced film productions the Company received production fees which should have been deferred and recognized over the estimated ultimate revenues. These production fees were previously recognized when production of the film was complete. The Company also determined that it had not correctly applied the individual-film-forecast computation method when it amortized its film assets and deferred production fees and accrued its participation liabilities for the periods between 2002 and 2006. SOP 00-2 requires changes in estimates of ultimate revenues used in the individual-film-forecast computation method to be adjusted prospectively from the beginning of the year of the change. The Company had applied changes in estimates on a retroactive basis from the original release date. In addition, the Company adjusted its amortization of prepaid print costs. A related material weakness was previously identified in the Company’s June 30, 2006, Form 10-Q filing, and had not yet been remediated as at December 31, 2006.

3.	The Company did not maintain effective controls, including period-end controls, over the accounting for contract origination costs in accordance with U.S. GAAP. Specifically, effective controls were not maintained related to the classification of fees paid to a professional services firm.

During the period from 2001 to 2006, the Company paid certain fees to a professional services firm to assist the Company in identifying sales opportunities and provide assistance in negotiating and concluding contracts in the developing Asian market. These fees were capitalized and allocated to theater systems inventory for various Asian customers. The Company has determined that these fees were promotional and selling expenses which should have been expensed as incurred as the costs were not direct and incremental costs to a contract.

4.	The Company did not maintain adequate controls over the complete and accurate recording of postretirement benefits other than pensions in accordance with U.S. GAAP. Specifically, effective controls were not maintained over the complete identification of all relevant contractual provisions within its executive employment contracts. During the preparation of executive compensation information for the 2006 Annual Report on Form 10-K, the Company determined that the two Co-CEOs were entitled to postretirement health benefits since 2000 for which the obligation had not been included in the prior financial statements as required under SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other than Pensions”.

Each of the control deficiencies referred to above contributed to the restatement to the Company’s consolidated financial statements for the years ended December 31, 2002 through 2005, its consolidated financial statements for each of the quarters in the year ended December 31, 2005 and its consolidated financial statements for each of the quarters ended March 31, June 30 and September 30, 2006, and an audit adjustment to the Company’s 2006 annual consolidated financial statements, affecting principally revenues, costs of goods sold, selling, general, and administrative expenses, accounts receivable, financing receivables, inventories, prepaid expenses, film assets, fixed assets, other assets, accounts payable, accrued liabilities and deferred revenue, and related disclosures including postretirement benefits.

5.	The Company did not maintain effective controls over the intraperiod allocation of the provision for income taxes in accordance with U.S. GAAP. Specifically, effective controls were not in place such that the tax provisions were appropriately allocated to continuing operations, discontinued operations, and accumulated other comprehensive income. This control deficiency resulted in an audit adjustment to the Company’s 2006 annual consolidated financial statements, affecting the provisions for income taxes, net earnings from discontinued operations, and accumulated other comprehensive income.

IMAX CORPORATION
Item 9A. Controls and Procedures (cont’d)
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING (cont’d)
Cross-departmental Communication

Two of the Company’s material weaknesses relate to controls over the lines of communication between different departments. These material weaknesses are:

6.	The Company did not maintain adequate controls over the lines of communication between operational departments and the Finance Department related to revenue recognition for sales and lease transactions. Specifically, effective controls were not maintained to raise on a timely basis certain issues relating to observations of the installation process, any remaining installation or operating obligations, and concessions on contractual terms that may impact the accuracy and timing of revenue recognition. This control deficiency contributed to the restatement to the Company’s consolidated financial statements for the years ended December 31, 2002 through 2005, its consolidated financial statements for each of the quarters in the year ended December 31, 2005 and its consolidated financial statements for each of the quarters ended March 31, June 30 and September 30, 2006, and audit adjustments to the Company’s 2006 annual consolidated financial statements, affecting principally revenues, costs of goods sold, selling, general, and administrative expenses, financing receivables, inventories, prepaid expenses, fixed assets, other assets, accounts payable, accrued liabilities and deferred revenue, and related disclosures.

7.	The Company did not maintain adequate controls over the timely communication between departments of information relating to developing issues that may impact the Company’s financial reporting. Specifically, effective controls were not maintained over the status of a review of cap limits under the Company’s Stock Option Plan that affected the recording and related disclosure of stock-based compensation benefits. In October 2006, the Company initiated an internal review and involved external legal counsel to review the definitions within the Stock Option Plan and the various stock exchanges upon which the Company’s shares are issued to determine whether or not certain grants had, by definition, exceeded certain cap limits under its Stock Option Plan. Although analysis was still ongoing, this issue should have been communicated to the Finance Department while financial statements were being prepared for the September 30, 2006, Form 10-Q filing. This control deficiency contributed to a restatement of the Company’s September 30, 2006 financial statements, affecting accrued liabilities, other equity and selling, general and administrative expenses, and related disclosures.
     In addition to the restatements and audit adjustments referred to above, each of these control deficiencies above could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Management determined that each of these control deficiencies discussed above constitutes a material weakness at December 31, 2006.
     PricewaterhouseCoopers LLP, which has audited the Company’s consolidated financial statements for the year ended December 31, 2006, has also audited management’s assessment of the Company’s internal control over financial reporting under Auditing Standard No. 2 of the Public Company Accounting Oversight Board. See Report of Independent Registered Public Accounting Firm on pages 70 to 72.
REMEDIATION PLAN
     The Company’s management, including the Co-CEOs and CFO, are committed to remediating its material weaknesses in internal control over financial reporting by enhancing existing controls and introducing new controls in all necessary areas. The smooth functioning of the Company’s finance area is of the highest priority for the Company’s management. Remediation activities will include the following specifics:
     The Company will strengthen U.S. GAAP awareness throughout all levels of the Finance Department to help prevent material misstatements. The objective of strengthening U.S. GAAP awareness is to enable personnel throughout all levels of the Finance department to recognize complex or atypical situations in the day-to-day operations which may require further analysis. Management is currently considering various ways of meeting this objective effectively.

IMAX CORPORATION
Item 9A. Controls and Procedures (cont’d)
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING (cont’d)
     The Company will enhance cross-functional communications to assist in preventing material misstatements. The objective of enhancing cross-functional communications is to provide an effective forum through which all relevant information pertaining to transactions could be sought by, and communicated to, the Finance Department for consideration of accounting implications. Management is currently considering various ways of meeting this objective most effectively and efficiently.
     The Company has revised its revenue recognition policy in the second quarter of 2007. The Company will enhance its controls in this area by documenting a detailed analysis for all sales and lease transactions to help ensure that the timing of revenue recognition is appropriate, and that all contractual provisions have been sufficiently considered in determining the timing and amounts of revenues to be recognized. As well, to assist in detecting material misstatements, the Company will enhance its period-end reviews of sales and lease transactions to specifically consider whether the accounting for these transactions is in accordance with U.S. GAAP.
     The Company will enhance its controls in accounting for film transactions. To assist in preventing material misstatements, the Company will enhance its review of new film transactions for complexities that may impact the accounting for the transaction and treatment within the film’s ultimate model. As well, to assist in detecting material misstatements, the Company will enhance its period-end reviews of film accounting to specifically consider whether revenues and costs are being treated in accordance with SOP 00-2.
     The Company will enhance its controls in accounting for costs related to inventory. To assist in preventing material misstatements, the Company will develop guidelines regarding the nature of costs that could be capitalized to inventory with appropriate references to U.S. GAAP, which would be distributed to personnel involved with inventory costs. As well, to assist in detecting material misstatements, the Company will enhance its period-end reviews of the inventory balances to specifically consider whether the nature of the costs that comprise inventory balances are in accordance with U.S. GAAP.
     The Company will enhance its controls to capture all postretirement benefits other than pensions included within executive employment contracts. Management is currently considering various ways of meeting this objective efficiently and effectively.
     The Company will enhance its controls in accounting for intraperiod allocations of income taxes. Management is currently considering various ways of meeting this objective effectively.
     The Company’s management, including the Co-CEOs and CFO, is committed to implementing its remediation plan as soon as practicable.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None

IMAX CORPORATION
PART III
Item 10. Directors, Executive Officers and Corporate Governance
DIRECTORS
     Richard L. Gelfond, 52, has been Co-Chairman of the Company since June 1999 and Co-Chief Executive Officer since May 1996. From March 1994 to June 1999, Mr. Gelfond served as Vice Chairman of the Company. Mr. Gelfond serves as Chairman of the Board of Trustees of the Stony Brook Foundation, Inc., affiliated with Stony Brook University, and is on the Board of Directors for Brookhaven Science Associates, the management company of Brookhaven National Laboratories. He is also Vice Chairman of the New York Historical Society and a Member of the Motion Picture Academy of Arts & Science. Mr. Gelfond served as the Chairman of the Columbia Shuttle Memorial Trust Steering Committee, which was established in co-operation with NASA to support the families of the seven crew members of the STS-107 mission of the Space Shuttle Columbia, which came to a tragic end on February 1, 2003.
     Bradley J. Wechsler, 55, has been Co-Chief Executive Officer of the Company with Mr. Gelfond since May 1996. From March 1994 to June 1999, Mr. Wechsler served as Chairman of the Company and has served as Co-Chairman with Mr. Gelfond since June 1999. Mr. Wechsler serves on the boards of NYU Hospital, where he is a Vice Chairman and member of the Executive Committee, the American Museum of the Moving Image, Math for America, the Ethical Culture Fieldston Schools and Apollo Investment Corporation. Mr. Wechsler is also a Member of the Motion Picture Academy of Arts & Science.
     Neil S. Braun, 54, has been a director of the Company since June 2003, has been President, Distribution & Marketing of Starz Media since it acquired IDT Entertainment in August 2006. Mr. Braun previously served as President, Feature Films and Television of IDT Entertainment since January 2005 and the President of Vanguard Animation, LLC since 2001. He was the President of Vast Video Inc. prior to this and was President of iCast Corporation, a wholly-owned subsidiary of CMGI, Inc., during 1999. From 1994 to 1998, Mr. Braun was President of NBC Television Network. Mr. Braun also sits on the Share our Strength and Westhampton Beach Performing Arts Center boards of directors and is a member of the University of Pennsylvania School of Arts and Sciences Board of Overseers, all non-profit organizations. Mr. Braun serves as a member of the Company’s Audit Committee.
     Kenneth G. Copland, 69, has been a director of the Company since June 1999, is the Chairman of KGC Ltd. Mr. Copland was the Vice-Chairman of BMO Nesbitt Burns Inc. from 1994 to May 2001. Mr. Copland is a director of the Investment Dealers Association of Canada. Mr. Copland serves as the Chairman of the Company’s Audit Committee and was a member of the Special Committee. Mr. Copland is a Canadian citizen.
     Garth M. Girvan, 58, has been a director of the Company since March 1994, is a partner of McCarthy Tétrault, a Canadian law firm. Mr. Girvan serves as the Chairman of the Compensation Committee and served as the Chairman of the Special Committee. Mr. Girvan serves as a member of the Company’s Option Committee and Governance Committee. Mr. Girvan is a Canadian citizen.
     David Leebron, 52, has been a director of the Company since September 2003, has been the President of Rice University since July 1, 2004. Prior to July 1, 2004, Mr. Leebron served as dean and the Lucy G. Moses Professor of Law at Columbia University School of Law since 1996 and Professor of Law since 1989. Mr. Leebron is a member of the American Bar Association and on the Council on Foreign Relations. Mr. Leebron is also a member of the Great Houston Partnership Board of Directors, the Harvard Law School Visiting Committee, the Jacobs University Bremen Board of Governors, the National Security Higher Education Advisory Board and the War Powers Commission (ex-officio). Mr. Leebron serves as Chairman of the Company’s Corporate Governance Committee and serves as a member of the Company’s Audit Committee.
     Marc A. Utay, 47, has been a director of the Company since May 1996, has been the Managing Partner of Clarion Capital Partners, a private equity investment firm, since November 1999. Prior to joining Clarion, Mr. Utay was a Managing Director of Wasserstein Perella & Co. Inc. and a member of Wasserstein Perella’s Policy Committee. Mr. Utay was co-head of Wasserstein Perella’s Leveraged Finance, Retailing and Media, Telecommunication and Entertainment groups. Until December 2002, Mr. Utay was also a Senior Advisor to Dresdner Kleinwort Wasserstein. Mr. Utay is a director of P&F Industries, Inc. Mr. Utay serves as Chairman of the Company’s Option Committee and as a member of the Corporate Governance Committee. Mr Utay was a member of the Special Committee.

IMAX CORPORATION
Item 10. Directors, Executive Officers and Corporate Governance (cont’d)
EXECUTIVE OFFICERS
     Richard L. Gelfond, 52, has been Co-Chairman of the Company since June 1999 and Co-Chief Executive Officer since May 1996. From March 1994 to June 1999, Mr. Gelfond served as Vice Chairman of the Company. Mr. Gelfond serves as Chairman of the Board of Trustees of the Stony Brook Foundation, Inc., affiliated with Stony Brook University, and is on the Board of Directors for Brookhaven Science Associates, the management company of Brookhaven National Laboratories. He is also Vice Chairman of the New York Historical Society and a Member of the Motion Picture Academy of Arts & Science. Mr. Gelfond served as the Chairman of the Columbia Shuttle Memorial Trust Steering Committee, which was established in co-operation with NASA to support the families of the seven crew members of the STS-107 mission of the Space Shuttle Columbia, which came to a tragic end on February 1, 2003.
     Bradley J. Wechsler, 55, has been Co-Chief Executive Officer of the Company with Mr. Gelfond since May 1996. From March 1994 to June 1999, Mr. Wechsler served as Chairman of the Company and has served as Co-Chairman with Mr. Gelfond since June 1999. Mr. Wechsler serves on the boards of NYU Hospital, where he is a Vice Chairman and member of the Executive Committee, the American Museum of the Moving Image, Math for America, the Ethical Culture, Fieldston Schools and Apollo Investment Corporation. Mr. Wechsler is also a Member of the Motion Picture Academy of Arts & Science.
     Edward MacNeil, 42, joined the Company in April 1994 as Director, Taxation & Treasury and was appointed Chief Financial Officer in September 2006, on an interim basis. From October 1999 to August 2001, Mr. MacNeil held the position of Director and Senior Vice President of Digital Projection Limited, a former subsidiary of the Company. From September 2001 to September 2006, Mr. MacNeil held the position of Vice President Finance, Tax and Special Projects. Prior to joining the Company, Mr. MacNeil was a Taxation Manager at PricewaterhouseCoopers. Mr. MacNeil is a member of the Canadian Institute of Chartered Accountants.
     Greg Foster, 44, joined the Company in March 2001 as President, Filmed Entertainment and was appointed Chairman & President, Filmed Entertainment in September 2004. Prior to joining the Company, Mr. Foster was Executive Vice-President of Production at MGM/UA. Prior to that, Mr. Foster held other senior positions including Senior Vice-President of Motion Picture Marketing Research during his 15 years at MGM/UA. In 1999, Mr. Foster founded uMogul, a financial services company and held the position of Chairman, Co-Founder and President.
     Robert D. Lister, 38, joined the Company in May 1999 as Senior Vice President, Legal Affairs and General Counsel, and was appointed Executive Vice President, Business & Legal Affairs, Corporate Communications and General Counsel in January 2006. Previous to that, Mr. Lister was Executive Vice President, Legal and Business Affairs and General Counsel, a position he held since May 2001. Prior to joining the Company, Mr. Lister was Vice President, General Counsel and Secretary of Clearview Cinemas, a film exhibitor, from March 1998 until his employment with the Company. Prior to that, Mr. Lister served as Associate General Counsel of Merit Behavioral Care Corporation, a behavioral healthcare company, from March 1996 through March 1998. Mr. Lister serves on the board of Giant Screen Theater Association. Mr. Lister is a member of the New York State Bar Association.
     Brian Bonnick, 50, joined the Company in January 1999 as Vice President, Research & Development and was appointed Executive Vice President, Technology in June 2006. Previous to that, Mr. Bonnick held the position of Senior Vice President, Technology, a position he held since August 2001. Prior to joining the Company, Mr. Bonnick was Vice President, Engineering and Operations for Electrohome Corporation. Prior to that Mr. Bonnick was Vice President and General Manager at TSB International Inc., a telecommunications company. Mr. Bonnick is registered as a professional engineer by the Association of Professional Engineers of Ontario.
     David B. Keighley, 59, joined the Company in February 1988, was appointed Executive Vice President of the Company in July 2007. Previous to that, Mr. Keighley held the position of Senior Vice President, a position he held since July 1997. Mr. Keighley is President of David Keighley Productions 70MM Inc., a subsidiary of the Company. Mr. Keighley is responsible for motion picture and digital post-production and image quality assurance.
     Larry O’Reilly, 44, joined the Company in March 1994 as the Sales Manager, Film Distribution and was appointed Executive Vice President, Theater Development in September 2004. Mr. O’Reilly has held various positions within the Company including Manager, Business Development: Film; Director, Strategic Partnerships; Director, Commercial Marketing: The Americas; Vice President, Sales, The Americas; and Senior Vice President, Theater Development & Film Distribution.

IMAX CORPORATION
Item 10. Directors, Executive Officers and Corporate Governance (cont’d)
EXECUTIVE OFFICERS (cont’d)
     Joseph Sparacio, 47, joined the Company in May 2007 as Executive Vice President, Finance. Mr. Sparacio is expected to assume the duties of Chief Financial Officer after the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007. Prior to joining the Company, Mr. Sparacio served as Senior Vice President and Chief Financial Officer for the programming company iN Demand L.L.C. from June 2002 until his employment with the Company. From 1998 to 2002, Mr. Sparacio served as Vice President of Finance and Controller for Loews Cineplex Entertainment Corporation. From 1994 to 1998, Mr. Sparacio served as Vice President, Finance and Controller of Loews Theater Management Corp., and from 1990 to 1994, he served as Controller. Prior to joining Loews, Mr. Sparacio spent eight years with Ernst & Young. Mr. Sparacio is a certified public accountant and is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.
     Mark Welton, 44, joined the Company in July 1997 as Director, Business Affairs and was appointed Executive Vice President, Corporate and Digital Development & Theater Operations in April 2007. From September 2001 to October 2003, Mr. Welton held the position of Senior Vice President, Business Affairs, and from October 2003 to June 2006, Mr. Welton held the position of Senior Vice President, Theater Operations and from June 2006 to April 2007 held the position of Executive Vice President, Theater Operations & General Manager, Digital. Prior to joining the Company Mr. Welton was an associate lawyer at the law firm Stikeman, Elliot from 1994 until his employment with the Company.
     G. Mary Ruby, 49, joined the Company in October 1987 as Associate General Counsel and was appointed Senior Vice President, Legal Affairs in July 2001. Effective May 25, 2007, Ms. Ruby has also assumed the role of Senior Vice President Human Resources and Administration, on an interim basis. Ms. Ruby held the position of General Counsel of the Company from February 1989 to February 1997. Ms. Ruby is also Deputy General Counsel and acts as Corporate Secretary to the Board of Directors. In November 2004, Ms. Ruby was appointed by the Company’s Audit Committee as Chief Compliance Officer, responsible for oversight of the Company’s Whistle Blower Program. Ms. Ruby is a member of the Ontario Bar Association. Ms. Ruby is a Governor and Chairperson of the Governance Committee of Branksome Hall.
     Jeffrey Vance, 36, joined the Company in October 2004 as Manager, Business Operations and was appointed Co-Controller in November 2006. Previous to that, Mr. Vance held the position of Director, Finance and Treasurer. Prior to joining the Company, Mr. Vance was employed in the Audit and Business Advisory Division at Arthur Andersen LLP from 1994 to 2002, most recently as Audit Manager, and was the Assistant Director, Financial Administration at FedEx Trade Networks Transport and Brokerage (Canada) Inc. from 2002 to 2003 and Eastern Region Controller and Manager of Administration at Comstock Canada Ltd. from 2003 to 2004. Mr. Vance is a Chartered Accountant.
     Vigna Vivekanand, 37, joined the Company in January 1999 as Director, Finance and was appointed Co-Controller in November 2006. Prior to joining the Company, Mr. Vivekanand was an Audit Senior with KPMG, and before that a Senior Financial Analyst with Omega Digital Data and a Business Analyst at Toronto Dominion Bank. Mr. Vivekanand is a Chartered Accountant.
MANAGEMENT CEASE TRADE ORDER
     On April 3, 2007 certain directors, senior officers and certain former employees were prohibited from trading in the securities of the Company pursuant to management cease trade orders issued by the OSC and certain other provincial securities regulators in connection with the delay in filing of the certain of the Company’s financial statements. These orders are still in effect.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
     Section 16(a) of the Securities Exchange Act of 1934, requires the Company’s directors and executive officers and persons who own more than 10% of a registered class of the Company’s equity securities (collectively, the “Reporting Persons”) to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC. The Reporting Persons are also required by the Securities Exchange Act of 1934 to furnish the Company with copies of all Section 16(a) reports they file. Based solely upon review of Forms 3 and 4 (and amendments thereto) received from or written representations by the Reporting Persons, in respect of the fiscal year ended December 31, 2006, the Company believes that no Section 16(a) reports were not timely filed.

IMAX CORPORATION
Item 10. Directors, Executive Officers and Corporate Governance (cont’d)
AUDIT COMMITTEE
     The Board of Directors of the Company has established the Audit Committee for the purpose of overseeing the accounting and financial reporting processes of the Company and audits of the financial statements of the Company. The Audit Committee is currently composed of Messrs. Copland, Braun and Leebron, who meet the independence and other requirements of NASDAQ Listing Standards. The Board of Directors has determined that Mr. Copland, an Independent Director, qualifies as an “audit committee financial expert” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K. A director is determined to be independent when he or she meets the requirements of Rule 4200(a)(15) of the NASDAQ Marketplace Rules and Section 1.4 of Multilateral Instrument 52-110 (an “Independent Director”).
Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
Compensation Philosophy and Objectives
     The Company’s compensation programs are designed to attract and retain key employees, motivating them to achieve and reward them for superior performance. The Company believes that the most effective executive compensation program is one that is designed to reward the achievement of annual, long-term and strategic goals by the Company, and which aligns the executives’ interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value. The Company evaluates both performance and compensation to ensure that the Company’s compensation philosophy and objectives are met and that compensation provided to the executives remains competitive relative to the compensation paid to similarly situated executives. To that end, the Company believes executive compensation packages provided to its executives, including the Named Executive Officers, as defined in the “Summary Compensation Table” below, should include both cash and equity-based compensation that reward performance as measured against established goals.
     Based on the foregoing philosophy and objectives, the Company has structured its annual and long-term incentive-based cash and non-cash executive compensation to motivate executives to achieve the business goals set by the Company and reward the executives for achieving such goals.
Executive Compensation Components and Process
     Compensation decisions for the Co-CEOs with respect of the fiscal year ended December 31, 2006, and the renewal of the Co-CEOs employment agreements in February 2007, were made by the Independent Directors acting as the Compensation Committee. The following five board members are Independent Directors: Messrs. Braun, Copland, Girvan, Leebron and Utay.
     The Compensation Committee is responsible for setting objectives for the Co-CEOs, assessing their performance on a periodic basis and recommending compensation arrangements to the Board of Directors. The Compensation Committee operates under a written mandate, the Compensation Committee Charter, adopted by the Company’s Board of Directors. In 2006, the Compensation Committee was composed of Messrs. Girvan and Fuchs, both Independent Directors. Mr. Fuchs did not stand for re-election to the Board of Directors at the annual meeting of shareholders on April 12, 2006. Following that date, the duties and responsibilities of the Compensation Committee were and continue to be performed by the Independent Directors. The Independent Directors participated in all decisions concerning the renewal of the employment agreements of Messrs. Gelfond and Wechsler and the fixing of their compensation in respect of 2006.
     During the fiscal year ended December 31, 2006, Mercer Human Resources Consulting (“Mercer”) was retained by the Independent Directors in reviewing various aspects of the compensation packages for the Co-CEOs in connection with the renewal of their employment agreements and certain analyses regarding the Supplemental Executive Retirement Plan.
     The compensation of the Company’s employees was established through guidelines set by the Board of Directors. Decisions regarding the equity and non-equity compensation of other executive officers are made by the Co-CEOs and in the case of equity incentive compensation approved by the Options Committee. The Co-CEOs annually review the performance of each member of the executive team, including the Named Executive Officers, and certain conclusions are reached and recommendations based on these reviews, including decisions with respect to base salary, performance-based incentive compensation and long-term equity incentive compensation are implemented by the Company.

IMAX CORPORATION
Item 11. Executive Compensation (cont’d)
COMPENSATION DISCUSSION AND ANALYSIS (cont’d)
Executive Compensation Components and Process (cont’d)
     In making compensation decisions, the Company compares each element of total compensation against a peer group of publicly-traded companies. The Company uses general peer group survey data provided by Mercer, which includes data from comparator companies based on headcount, geography and total revenue. The Company competes with many larger companies for top executive-level talent. As such, the Company generally sets compensation for executives at the 75th percentile of compensation paid to similarly situated executives of the companies comprising the peer group. Variations to this objective may occur as dictated by the experience level of the individual and market factors.
     A significant percentage of total compensation is allocated to incentives as a result of the philosophy mentioned above. There is no pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation. Rather, the Company annually determines the appropriate level and mix of incentive compensation. Income from such incentive compensation is realized as a result of the performance of the Company or the individual, depending on the type of award, compared to established goals.
     For the fiscal year ended December 31, 2006, the principal components of compensation for Named Executive Officers were:
•	base salary;

•	performance-based incentive compensation;

•	long-term equity incentive compensation;

•	pension plans; and

•	other personal benefits and perquisites.
Base Salary
     The Company provides employees, including the Named Executive Officers, with base salary to compensate them for services rendered during the fiscal year. Base salary ranges for Named Executive Officers are determined for each executive based on his or her position and responsibility by using market data. Base salary ranges are designed so that salary opportunities for a given position will be between 80% and 110% of the midpoint of the base salary established for each range.
     During its review of base salaries for executives, the Company primarily considers: market data provided by the Company’s outside consultants; internal review of the executive’s compensation, both individually and relative to other executive officers; and individual performance of the executive.
     Salary levels are typically considered annually as part of the Company’s performance review process as well as upon a promotion or other change in job responsibility. Merit based increases to salaries of the Co-CEOs are based on the Compensation Committee’s assessment of the individuals’ performance.
Performance-Based Incentive Compensation
     The Named Executive Officers, other than the Co-CEOs, receive a portion of their annual compensation in the form of cash bonuses under the Management Bonus Plan. Bonuses are awarded under this plan based on the Company achieving annual operating objectives targets and the participating employee’s achievement of personal performance standards.
     50% of a participating Named Executive Officer’s bonus is based upon achievement of corporate financial and operational objectives typically relating to earnings per share, theater signings and installations, film performance, technology development and strategic initiatives. Upon completion of the fiscal year, the Company assesses the performance of the Company for each corporate financial and operational objective, comparing the actual fiscal year results to the stated objectives.
     For the fiscal year ended December 31, 2006, each of the participating Named Executive Officers received payments under the personal achievement portion of the Management Bonus Plan.

IMAX CORPORATION
Item 11. Executive Compensation (cont’d)
COMPENSATION DISCUSSION AND ANALYSIS (cont’d)
Long-Term Incentive Compensation
     The Company’s long-term incentive compensation for certain employees, including the Named Executive Officers, is provided through grants of stock options. The Company has a stock option plan (the “Stock Option Plan”) under which the Company may grant options to officers, employees, consultants and eligible directors (the “Participants”) to purchase common shares on terms that may be determined.
     The Stock Option Plan received shareholder approval and is administered by the Board of Directors. The Board of Directors has delegated the responsibility of administering the Stock Option Plan to the Option Committee. The Option Committee is currently composed of Messrs. Utay and Girvan, both Independent Directors. The Option Committee is responsible for performing the functions required of it under the Stock Option Plan, including the grant of options to Participants under the Stock Option Plan, from time to time, subject to guidelines determined by the Company’s human resources department and the Compensation Committee.
     The number of stock options granted is determined by a competitive compensation analysis and is based on each individual’s salary range and responsibility. All awards of stock options are made at the fair market value of the Company’s common shares on the date of the grant. Any options will generally be exercisable for a maximum period of 10 years from the date of grant, subject to earlier termination if the Participant’s employment, consulting arrangement or term of office with the Company terminates. The Board of Directors or the Option Committee determines vesting requirements. If a Participant’s employment, consulting arrangement or term of office with the Company terminates for any reason, any options which have not vested will generally be surrendered for cancellation without any consideration being paid therefore.
     If the Participant’s employment, consulting arrangement or term of office is terminated without cause or by reason of such Participant’s resignation, death or permanent disability, the Participant (or the Participant’s estate) will generally be entitled to exercise the Participant’s vested options for a period thereafter. If the Participant’s employment, consulting arrangement or term of office is terminated for cause, such Participant’s vested options will be surrendered for cancellation. All options granted will immediately vest and become fully exercisable upon a change of control and the occurrence of other stated events. If the Participant is a party to an employment agreement with the Company or any of its subsidiaries and breaches any of the restrictive covenants in such agreement, such Participant will be required to surrender all unexercised options for cancellation without any consideration being paid therefore and will be obligated to pay to the Company an amount equal to the aggregate profit realized by such Participant with respect to any prior option exercises. In determining the number of options to grant to the Named Executive Officers, consideration was given to information about stock option grants to executive officers in comparable companies of similar revenue, size and market segment or industry. In addition, consideration is given to the number of options granted to the Company’s other executive officers. The Option Committee approves annual awards of stock options to executive officers. Eligible newly hired or promoted executives receive their award of stock options as soon as practicable following their hire or promotion. Beginning on January 1, 2006, the Company began accounting for stock-based payments including its Stock Option Plan in accordance with the requirements of Financial Accounting Standards No.123R, “Share-Based Payment” (“SFAS 123R”).
Stock Appreciation Rights
     The Company may from time to time grant stock appreciation rights (“SARs”) to certain Named Executive Officers. The SARs entitle recipients to receive in cash from the Company any increase in the fair market value of the common shares of the Company from the fair market value thereof on the date of grant to the date of exercise of the SARs. The Company shall have the right but not the obligation to cancel at any time all, or from time to time any part, of the SARs and to replace the cancelled SARs with stock options, or in the Company’s discretion, restricted shares.

IMAX CORPORATION
Item 11. Executive Compensation (cont’d)
COMPENSATION DISCUSSION AND ANALYSIS (cont’d)
Retirement and Pension Plans
     The Company has an unfunded U.S. defined benefit pension plan covering its two Co-CEOs, the Supplemental Executive Retirement Plan (the “SERP”). The SERP provides for a lifetime retirement benefit from age 55 determined as 75% of the member’s best average 60 consecutive months of earnings during the 120 months preceding retirement.
     Under the original terms of the SERP, once benefit payments begin, the benefit is indexed annually to the cost of living and further provides for 100% continuance for life to the surviving spouse. On March 8, 2006, the Company and the Co-CEOs negotiated an amendment to the SERP effective January 1, 2006 which reduced the related pension expense to the Company. The Company was represented by the Independent Directors, who retained Mercer Human Resources Consulting (“Mercer”) and outside legal counsel to advise them on certain analyses regarding the SERP. Under the terms of the SERP amendment, to reduce ongoing costs to the Company, the cost of living adjustment and surviving spouse benefits previously owed to the Co-CEOs are each reduced by 50%, subject to a recoupment of a percentage of such benefits upon a change of control of the Company, and the net present value of the reduced pension benefit payments is accelerated and paid out upon a change of control of the Company. The amendment resulted in a credit to accumulated other comprehensive income of $2.8 million, a reduction of other assets of $3.4 million, and a reduction in accrued liabilities of $6.2 million. The benefits were 50% vested as of July 2000, the SERP initiation date. The benefits were 50% vested as of July 2000, the SERP initiation date. The vesting percentage increases on a straight-line basis from inception until age 55. The vesting percentage of a member whose employment terminates other than by voluntary retirement or upon a change in control shall be 100%. As of December 31, 2006, one of the Co-CEO’s benefits were 100% vested while the other Co-CEO’s benefits were approximately 82% vested.
     A Co-CEO who retires prior to August 1, 2010 will receive benefits in the form of monthly annuity payments until the earlier of a change of control or August 1, 2010 at which time the Co-CEO shall receive remaining benefits in the form of a lump sum payment. A Co-CEO who retires on or after August 1, 2010 shall receive benefits in the form of a lump sum payment.
     The Company maintains defined contribution pension plans for its employees, including its Named Executive Officers. The Company makes contributions to these pension plans on behalf of employees in an amount up to 5% of their base salary, subject to certain prescribed maximums. During the fiscal year ended December 31, 2006, the Company contributed an aggregate of $11,229 to the Company’s Canadian defined contribution plan on behalf of Mr. MacNeil and an aggregate of $26,400 to the Company’s defined contribution employee pension plan under Section 401(k) of the U.S. Internal Revenue Code on behalf of Messrs. Gelfond, Wechsler, Joyce, Foster, Lister and Keighley.
Other Personal Benefits and Perquisites
     The Company provides Named Executive Officers with other personal benefits and perquisites that the Company believes are reasonable and consistent with its overall compensation program to better enable the Company to attract and retain superior employees for key positions. The Company periodically reviews the levels of other personal benefits and perquisites provided to Named Executive Officers to ensure competitiveness and value to employees.
     The Named Executive Officers are provided use of company automobiles, or car allowances, and participation in the retirement and pension plans described above.
     The Named Executive Officers are entitled to receive a cash payment upon the executive’s death through the Company’s life insurance policies. In the event of the executive’s death prior to actual retirement at age 65, the executive’s designated beneficiaries would be entitled to receive a lump sum payment amount equal to one or two times his or her base salary, subject to prescribed maximums.
     Attributed costs to the Company of the personal benefits and perquisites described above for the Named Executive Officers for the fiscal year ended December 31, 2006, are reported in the “All Other Compensation” column of the “Summary Compensation Table” below.
Change of Control Severance Agreements
     The Company has entered into change of control severance agreements with certain key employees, including certain of the Named Executive Officers. The change of control severance agreements are designed to promote stability and continuity of senior management. Information regarding these agreements for the Named Executive Officers is provided below in “Employment Agreements and Potential Payments upon Termination or Change-in-Control”.

IMAX CORPORATION
Item 11. Executive Compensation (cont’d)
COMPENSATION DISCUSSION AND ANALYSIS (cont’d)
Compensation Committee Report
     The Board of Directors has reviewed and discussed the Company’s Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on this review and discussion, the Board of Directors recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.
     The foregoing Compensation Committee Report, dated July 20, 2007, has been furnished by Messrs. Girvan (Chairman of the Compensation Committee), Braun, Copland, Leebron and Utay, all independent members of the Board of Directors, acting as the Compensation Committee.
SUMMARY COMPENSATION TABLE
     The table below sets forth, for the period indicated, the compensation paid or granted by the Company to the individuals who served during 2006 as Chief Executive Officers, Chief Financial Officers and the three most highly compensated executive officers of the Company, other than the Chief Executive Officers and the Chief Financial Officers, who were serving as executive officers as of December 31, 2006 (collectively, the “Named Executive Officers”).

							Change in
						Option	Pension	All Other
Name and Principal Position of	Year ended	Salary		Bonus		Awards	Value	Compensation		Total
Named Executive Officer	December 31	($)		($)		($)	($)	($)		($)
Richard L. Gelfond	2006	500,000		150,000	(1)	(2)	(3)	34,640	(4)	684,640
Co-Chairman & Co-Chief Executive Officer

Bradley J. Wechsler	2006	500,000		150,000	(1)	(2)	(5)	39,429	(6)	689,429
Co-Chairman & Co-Chief Executive Officer

Francis T. Joyce (7)	2006	222,962		n/a		n/a	n/a	4,652	(8)	227,614
Chief Financial Officer

Edward MacNeil (9)	2006	225,000	(10)	45,000	(1)	n/a	n/a	27,920	(11)	297,920
Chief Financial Officer

Greg Foster	2006	658,846		375,000	(1)	(2)	n/a	201,060	(12)	1,234,906
Chairman & President, Filmed Entertainment

Robert D. Lister	2006	364,783		150,000	(1)	(2)	n/a	90,584	(13)	605,367
Executive Vice President, Business and Legal Affairs, Corporate Communications & General Counsel

David B. Keighley	2006	320,758		245,000		(2)	n/a	10,135	(14)	575,893
Executive Vice President & President, David Keighley Productions 70MM Inc.

(1)	These amounts are paid under annual incentive arrangements that the Company has with each of the Named Executive Officers, as detailed below in “Employment Agreements and Potential Payments upon Termination or Change-in-Control”.

(2)	Not included are options awarded to the Named Executive Officer in 2006 which were subsequently cancelled by the Company.

(3)	The actuarial present value of the Named Executive Officer’s accumulated benefit under the Supplemental Executive Retirement Plan at December 31, 2006 decreased by $1,370,911, as compared to December 21, 2005.

IMAX CORPORATION
Item 11. Executive Compensation (cont’d)
SUMMARY COMPENSATION TABLE (cont’d)
(4)	This amount reflects (i) $360 for the payment by the Company of life insurance premiums on the life Mr. Gelfond, (ii) $4,400 for contributions to the Company’s defined contribution pension plans, and (iii) $29,880 for personal use of Company provided automobile.

(5)	The actuarial present value of the Named Executive Officer’s accumulated benefit under the Supplemental Executive Retirement Plan at December 31, 2006 decreased by $2,697,286, as compared to December 21, 2005.

(6)	This amount reflects (i) $360 for the payment by the Company of life insurance premiums on the life of Mr. Wechsler, (ii) $4,400 for contributions to the Company’s defined contribution pension plans, and (iii) $34,669 for personal use of Company provided automobile.

(7)	During the fiscal year ended December 31, 2006, Mr. Joyce served as Chief Financial Officer from January 1 to September 12.

(8)	This amount reflects (i) $252 for the payment by the Company of life insurance premiums on the life of Mr. Joyce, and (ii) $4,400 for contributions to the Company’s defined contribution pension plans, Perquisites and other personal benefits for Mr. Joyce did not exceed $10,000.

(9)	During the fiscal year ended December 31, 2006, Mr. MacNeil served as Chief Financial Officer from September 12 to December 31.

(10)	Mr. MacNeil’s salary compensation was earned in Canadian dollars. The Canadian compensation values have been converted to and reported in U.S. dollars using the Bank of Canada noon rate for the last day of the month preceding an actual payment date.

(11)	This amount reflects (i) $670 for the payment by the Company of life insurance premiums on the life of Mr. MacNeil, (ii) $11,229 for contributions to the Company’s defined contribution pension plans, (iii) $9,989 for allowance for personal automobile use and (iv) $6,032 for extraordinary personal travel expenses incurred at the request of the Company.

(12)	This amount reflects (i) $3,160 for the payment by the Company of life insurance premiums on the life of Mr. Foster, (ii) $4,400 for contributions to the Company’s defined contribution pension plans, and (iii) $193,500 for consideration of the cancellation of options granted in 2006. Perquisites and other personal benefits for Mr. Foster did not exceed $10,000.

(13)	This amount reflects (i) $360 for the payment by the Company of life insurance premiums on the life of Mr. Lister, (ii) $4,400 for contributions to the Company’s defined contribution pension plans, (iii) $18,011 for personal use of Company provided automobile, (iv) $9,313 for extraordinary personal travel expenses incurred at the request of the Company, and (v) $58,500 for consideration of the cancellation of options granted in 2006.

(14)	This amount reflects (i) $360 for the payment by the Company of life insurance premiums on the life of Mr. Keighley, (ii) $4,400 for contributions to the Company’s defined contribution pension plans, (iii) 5,375 for consideration of the cancellation of options granted in 2006. Perquisites and other personal benefits for Mr. Keighley did not exceed $10,000.
GRANTS OF PLAN-BASED AWARDS
     During the fiscal year ended December 31, 2006, stock option grants were made to certain Named Executive Officers which were subsequently cancelled by the Company.

IMAX CORPORATION
Item 11. Executive Compensation (cont’d)
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
     The following table sets forth information relating to unexercised options for each Named Executive Officer outstanding as of December 31, 2006:

Option Awards
	Number of Securities	Number of Securities
	Underlying	Underlying Unexercised	Option
	Unexercised Options	Options	Exercise
	(#)	(#)	Price
Name	Exercisable	Unexercisable (1)	($)	Option Expiration Date
Richard L. Gelfond	100,000	Nil	3.51	February 28, 2009
	532,000	Nil	4.85	April 23, 2012
	68,000	Nil	7.00	June 5, 2012
	450,000	Nil	5.24	June 3, 2014

Bradley J. Wechsler	100,000	Nil	3.51	February 28, 2009
	532,000	Nil	4.85	April 23, 2012
	68,000	Nil	7.00	June 5, 2012
	450,000	Nil	5.24	June 3, 2014

Francis T. Joyce	40,000	Nil	2.75	May 15, 2008

Edward MacNeil	4,000	Nil	3.04	April 16, 2008
	8,250	Nil	7.45	August 14, 2010
	2,500	7,500 (2)	5.59	June 24, 2011

Greg Foster	17,500	Nil	3.41	March 19, 2011
	25,000	Nil	2.99	February 11, 2009
	75,000	Nil	3.98	March 19, 2009
	100,000	Nil	4.83	September 6, 2009
	50,000	Nil	4.60	March 18, 2010
	50,000	Nil	6.89	November 1, 2011
	50,000	50,000 (3)	6.89	November 1, 2011

Robert D. Lister	35,000	Nil	3.04	April 16, 2008
	25,000	Nil	2.99	February 11, 2009
	15,000		4.15	August 15, 2009
	51,250		7.45	August 14, 2010
	13,750	41,250 (4)	5.59	June 24, 2011

David B. Keighley	5,000		7.45	August 14, 2010
	2,250	11,250 (5)	5.59	June 24, 2011
     All stock options in the “Outstanding Equity Awards” Table were granted under the Stock Option Plan as described above in “Compensation Discussion and Analysis – Long-Term Incentive Compensation”.

(1)	Not included are options granted in 2005 and 2006 that were subsequently cancelled by the Company.

(2)	2,000 of these options vest on June 24, 2007; 2,500 on June 24, 2008; and 3,000 on June 24, 2009.

(3)	These options vest on November 1, 2007.

(4)	11,000 of these options vest on June 24, 2007; 13,750 on June 24, 2008; and 16,500 on June 24, 2009.

(5)	3,000 of theses options vest on June 24, 2007; 3,750 on June 24, 2008; and 4,500 on June 24, 2009.

IMAX CORPORATION
Item 11. Executive Compensation (cont’d)
OPTIONS EXERCISED
     None of the Named Executive Officers exercised stock options during the fiscal year ended December 31, 2006.
PENSION BENEFITS
     The following table sets forth information relating to each defined benefit pension plan that provides for payments or other benefits at, following, or in connection with retirement, as of December 31, 2006:

			Present Value of
		Number of Years	Accumulated	Payments During
		of Credited Service	Benefits	Last Fiscal Year
Name	Plan Name	(#)	($)	($)
Richard L. Gelfond	Supplemental Executive Retirement Plan	5.5	10,867,346	Nil
Bradley J. Wechsler	Supplemental Executive Retirement Plan	5.5	16,155,482	Nil
     Further descriptions of the Supplemental Executive Retirement Plan, the SERP and the Company’s defined contribution plans are summarized above in “Compensation Discussion and Analysis - Retirement and Pension Plans”.
EMPLOYMENT AGREEMENTS AND POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL
Messrs. Gelfond and Wechsler
     On November 3, 1998, the Company entered into renewal employment agreements (the “1998 Agreements”) with each of Messrs. Gelfond and Wechsler, the Co-CEOs. Under the 1998 Agreements, each of the Co-CEOs is to perform such services with respect to the Company’s business as may be reasonably requested from time to time by the Board of Directors and which are consistent with his position as Co-CEO. In addition, the Company is to use its best efforts to cause the Co-CEOs to be elected to the Board of Directors. In addition, a provision contained in their original employment agreements, dated March 1, 1994, was continued, whereby each of the Co-CEOs is also entitled to receive, upon a sale of the Company, a cash bonus (“Sale Bonus”) in an amount equal to the product of (a) 0.375% and (b) the amount by which the sale or liquidation transaction imputes an equity value in excess of Canadian $150,000,000 to the common shares originally issued by the Company (on a fully diluted basis but excluding the common shares issued upon the conversion of the Class B convertible preferred shares of the Company formerly outstanding which were converted into common shares on June 16, 1994 and the common shares issuable upon the exercise of warrants owned by each of Messrs. Gelfond and Wechsler). Under the 1998 Agreements, the Company is to equalize the Co-CEOs to the taxes which each of the Co-CEOs would have paid had he earned his employment compensation and paid taxes thereon solely in the United States. The employment agreements also contain non-competition provisions.
     On July 12, 2000, the Company entered into amendments to the employment agreements of the Co-CEOs (the “2000 Amendments”). Pursuant to the 2000 Amendments, the Co-CEOs were each granted 180,000 restricted shares which, in the event that regulatory or shareholder approval is not obtained, are deemed phantom stock, all of which are fully vested. 80,000 of the phantom stock granted to each Co-CEOs remain outstanding. Under the 2000 Amendments, the Company agreed to create a defined benefit plan, to provide retirement benefits for the Co-CEOs, see “Compensation Discussion and Analysis – Retirement and Pension Plans” above for a description of the Supplemental Executive Retirement Plan, the SERP. The Company agreed to maintain health benefits for the Co-CEOs until they become eligible for Medicare and, thereafter, the Company will provide Medicare supplement coverage as selected by the Co-CEO. The 2000 Amendments further provide for the extension of the Co-CEOs’ non-competition covenants to four years beyond termination of employment and for the agreement by the Co-CEOs to consult with the Company for three years following the end of their employment with the Company.

IMAX CORPORATION
Item 11. Executive Compensation (cont’d)
EMPLOYMENT AGREEMENTS AND POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL (cont’d)
Messrs. Gelfond and Wechsler (cont’d)
     On March 8, 2006, the Company entered into amendments to the employment agreements of the Co-CEOs (the “2006 Amendments”). The 2006 Amendments provided that each of the Co-CEOs would be paid a base salary of $500,000 for 2006 and be considered for a bonus payable in 2007 based upon performance to December 31, 2006, with a guaranteed bonus of $750,000 paid for 2006 in the event of a change of control of the Company. Pursuant to the 2006 Amendments, on March 10, 2006 the Co-CEOs were each granted 75,000 options to purchase common shares, which options were subsequently cancelled by the Company on June 13, 2007 for no consideration. In addition, if there is a change of control of the Company on or before March 10, 2008, the Co-CEOs will each receive an incentive bonus equal to the product of (a) 225,000 and (b) the difference between the closing price of the Company’s common shares upon such change of control and the closing price of the Company’s shares on March 10, 2006. The 2006 Amendments provide that if a Co-CEO’s employment is terminated without cause prior to the end of the employment term, or if his agreement is not renewed, the Company must continue to pay the Co-CEO his annual salary and bonus for twelve months. In conjunction with the 2006 Amendments, the Co-CEOs and the Company agreed to amend the SERP as more fully described above in “Compensation Discussion and Analysis – Retirement and Pension Plans “.
     On February 15, 2007, the Company entered into amendments to the employment agreements of each of the Co-CEOs, which extended their respective employment terms through December 31, 2007 (the “2007 Amendments”). The 2007 Amendments provided that each of the Co-CEOs would be paid a base salary of $500,000 for 2007 and be considered for a bonus based upon performance to December 31, 2007. If the Co-CEO’s employment is terminated without cause prior to the end of the term, he shall be entitled to no less than a pro-rata portion of his median bonus target (i.e. one times salary). Pursuant to the 2007 Amendments, on February 15, 2007 the Co-CEOs were each granted 300,000 stock appreciation rights (“SARs”), which shall entitle each Co-CEO to receive in cash from the Company any increase in the fair market value of the common shares of the Company from the fair market value thereof on February 15, 2007 to the date of exercise of the SARs. 50% of the SARs vested immediately and 50% shall vest on December 31, 2007. The SARs expire on February 15, 2017, and vesting accelerates on a change of control. The Company shall have the right but not the obligation to cancel at any time all, or from time to time any part, of the SARs and to replace the cancelled SARs with stock options, or in the Company’s discretion, restricted shares. The restrictive covenants, including non-competition provisions, of the Co-CEOs’ existing employment agreements, as well as other provisions not modified by the 2007 Amendments, remain in force.
     If either Mr. Gelfond’s or Mr. Wechsler’s employment had been terminated without cause as at December 31, 2006, they would have been entitled to receive estimated payments of $18,238,312 and $17,373,482, respectively. Theses amounts include lump sum payments for salary and bonus, payments under the SERP, and provision of health benefits.
     If either Mr. Gelfond or Mr. Wechsler elected voluntary retirement as at December 31, 2006, they would have been entitled to receive estimated lump sum payments of $13,971,372 and $16,155,482, respectively under the SERP.
     If there had been a change of control and either Mr. Gelfond’s or Mr. Wechsler’s employment had been terminated involuntarily as at December 31, 2006, they would have been entitled to receive estimated lump sum payments of $21,186,570 and $20,417,834, respectively. These amounts include lump sum payments for salary and bonus; payments under the SERP, and provision of health benefits, but not the Sale Bonus under the 1998 Agreements. For each Co-CEO, such Sale Bonus is estimated to be between $nil and $37,000, depending upon the equity assumptions that go into the relevant calculations.
     If there had been a change of control and either Mr. Gelfond or Mr. Wechsler had elected voluntary retirement as at December 31, 2006, they would have been entitled to receive estimated payments of $16,173,742 and $18,949,834, respectively under the SERP.
     In addition to the above payments, if there had been a change of control as at December 31, 2006, there would have been a payment obligation for each of Messrs. Gelfond and Wechsler of $64,500 in connection with the cancellation of certain stock options, however in June 2007, both Messrs. Gelfond and Wechsler voluntarily surrendered such stock options for no consideration.
Mr. Joyce
     Francis T. Joyce served as Chief Financial Officer from May 9, 2001 to September 12, 2006. During that time, his employment agreements provided for an annual base salary and annual bonuses as well as a discretionary bonus based on a percentage of base salary throughout the employment term. Mr. Joyce had agreed to restrictive covenants, including confidentiality and non-competition covenants.

IMAX CORPORATION
Item 11. Executive Compensation (cont’d)
EMPLOYMENT AGREEMENTS AND POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL (cont’d)
Mr. MacNeil
     On August 21, 2006 the Company appointed Edward MacNeil as Chief Financial Officer, on an interim basis. On November 6, 2006, the Company and Edward MacNeil entered into an employment arrangement. During his term as Interim Chief Financial Officer, Mr. MacNeil will receive an annualized salary of Cdn$345,000. Under the arrangement, Mr. MacNeil was entitled to receive a guaranteed bonus of Cdn$50,000, in respect of the year ending December 31, 2006.
     If Mr. MacNeil’s employment had been terminated without cause as at December 31, 2006, he would have been entitled to receive an estimated payment of $322,705. This amount includes continuance or lump sum payment of salary, guaranteed bonus, perquisites, provision of benefits and a payment obligation in connection with the cancellation of certain stock options. If Mr. MacNeil resigned as of December 31, 2006, he would have been entitled to receive Cdn$50,000 in respect of the guaranteed bonus for 2006.
     If there had been a change of control and Mr. MacNeil’s employment had been terminated without cause as at December 31, 2006, he would have been entitled to receive an estimated payment of $404,977. This amount includes continuance or lump sum payment of salary, guaranteed bonus, retention bonus, perquisites; provision of benefits and a payment obligation in connection with the cancellation of certain stock options.
Mr. Foster
     On March 9, 2006, the Company entered into an employment agreement with Mr. Foster, which replaced Mr. Foster’s previous employment agreement with the Company. Under the agreement, Mr. Foster’s employment term was extended to June 30, 2008, and Mr. Foster receives an annual salary of $700,000 effective March 1, 2006, which is, thereafter, subject to annual review. The agreement further provides that Mr. Foster is entitled to receive a minimum annual bonus of 50% of his base salary for the year ending December 31, 2006 and the year ending December 31, 2007, and a prorated bonus in respect of the year ending December 31, 2008. In addition, if there is a change of control of the Company on or before March 10, 2008, Mr. Foster shall receive an incentive bonus equal to the product of (a) 75,000 and (b) the difference between the closing price of the Company’s common shares upon such change of control and the closing price of the Company’s shares on March 10, 2006, which shall be paid out in either a lump-sum or three installments, depending upon certain events. Pursuant to the agreement, Mr. Foster was granted 225,000 options to purchase common shares on March 10, 2006, which options were subsequently cancelled by the Company on June 13, 2007 for an aggregate consideration of $193,500. All outstanding options held by Mr. Foster become immediately exercisable in the event of both a change of control and certain other enumerated events. In the event such these events had occurred on December 31, 2006, Mr. Foster would not have received any benefit as the fair market value of the common shares under option on that date was less than the exercise price. The agreement further provides that Mr. Foster is entitled to a term life insurance policy in the amount of $5,000,000 during the term. If Mr. Foster’s employment is terminated without cause prior to the end of the employment term, the Company must continue to pay Mr. Foster his annual base salary, minimum bonus and benefits for the greater of the remainder of his employment term and six months. Mr. Foster has agreed to restrictive covenants, including confidentiality and non-competition covenants.
     If Mr. Foster’s employment had been terminated without cause as of December 31, 2006, he would have been entitled to receive an estimated payment to Mr. Foster $1,980,790. This amount is inclusive of: salary continuance and bonus (both subject to mitigation), perquisites, and provision of benefits.
     If there had been a change of control and Mr. Foster’s employment had been terminated without cause as at December 31, 2006, the estimated payment would have been $2,174,290. This amount includes salary continuance and (bonus both subject to mitigation), perquisites, provision of benefits and a payment obligation in connection with the cancellation of certain stock options.
Mr. Lister
     On May 17, 1999, the Company and Robert D. Lister entered into an employment agreement. The agreement contains restrictive covenants, including confidentiality and non-competition covenants.
     On August 21, 2000, the Company entered into an agreement with Mr. Lister, under which Mr. Lister is entitled to receive a bonus of $107,500 in the event that Mr. Lister’s employment is terminated without cause within two years of the completion of a change of control.

IMAX CORPORATION
Item 11. Executive Compensation (cont’d)
EMPLOYMENT AGREEMENTS AND POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL (cont’d)
Mr. Lister (cont’d)
     On April 4, 2001, the Company entered into an amendment to the employment agreement with Mr. Lister. The amendment provided that if Mr. Lister’s employment is terminated without cause prior to the end of the employment term, or his agreement is not renewed, the Company must continue to pay Mr. Lister his annual salary, target bonus and benefits for the greater of the remainder of his employment term and twelve months, subject to mitigation by Mr. Lister.
     On January 1, 2004, the Company entered into an amendment to the employment agreement with Mr. Lister, under which Mr. Lister’s employment term was extended until June 30, 2006. The amendment provided for an annual salary of $275,000, subject to an annual review.
     On February 14, 2006, the Company entered into an amendment to the employment agreement with Mr. Lister, under which Mr. Lister’s employment term was extended until January 1, 2008. The amendment provided for an annual salary of $365,700 and, effective January 1, 2007, an annual salary of $402,270. Pursuant to the amendment, Mr. Lister was granted 50,000 options to purchase common shares on February 20, 2006, which options were subsequently cancelled by the Company on June 13, 2007 for an aggregate consideration of $58,500. The amendment provided that if Mr. Lister’s employment is terminated without cause prior to the end of the employment term, or if his agreement is not renewed, the Company must continue to pay Mr. Lister his annual salary, target bonus and benefits for the greater of the remainder of his employment term and either 12 or 18 months, depending upon whether there was a change in control. The amendment also provided that upon the occurrence of certain events Mr. Lister shall have no obligation to mitigate payments made to him upon the termination of his employment or re-renewal of his agreement.
     On October 5, 2006, the Company entered into an amendment to the employment agreement with Mr. Lister providing for a retention bonus of $150,000 if Mr. Lister is not terminated for cause and does not resign prior to December 31, 2007. In addition, the amendment provides for severance, including annual salary, target bonus and benefits, to be payable to Mr. Lister upon his departure after the occurrence of certain events, including the failure of the current Co-CEOs to continue in their positions and/or a change in control of the Company, provided that Mr. Lister remains with the Company for a defined period thereafter. The restrictive covenants, including confidentiality and non-competition provisions, of Mr. Lister’s existing employment agreement remain in force.
     If Mr. Lister’s employment had been terminated without cause as of December 31, 2006, he would have been entitled to receive an estimated payment of $860,416. This amount includes salary, bonus, perquisites and provision of benefits (all subject to mitigation under certain circumstances), in either the form of continuance or lump sum at the election of the Company.
     If there had been a change of control as of December 31, 2006, Mr. Lister would have received a payment of $150,000 in connection with a retention bonus.
     If there had been a change of control and Mr. Lister’s employment had been terminated without cause as at December 31, 2006, he would have been entitled to receive an estimated payment of $1,368,872. This amount includes salary, bonus, a special bonus, retention bonus, perquisites and provision of benefits and a payment obligation in connection with the cancellation of certain stock options.
Mr. Keighley
     On July 15, 1997, the Company, David Keighley Productions 70MM Inc. (formerly 70MM Inc.) (“DKP/70MM”), a wholly-owned subsidiary of the Company and David B. Keighley entered into an employment agreement (the “1997 Agreement”). The agreement was for a five-year term and provided for an annual base salary, annual bonus and additional bonus of 10% of any excess of DKP/70MM audited profit before taxes over an enumerated pre-tax profit threshold. Under the agreement, Mr. Keighley has agreed to restrictive covenants, including confidentiality and non-competition covenants. The agreement provides that the employment of Mr. Keighley may be terminated at any time for cause or without cause. The 1997 Agreement terminated on July 15, 2002, however Mr. Keighley has continued to be employed by the Company.
     If Mr. Keighley’s employment had been terminated without cause as at December 31, 2006, he would have been entitled to receive a payment of $1,616 in connection with the cancellation of certain stock options, together with such other compensation which Mr. Keighley might be entitled to under applicable law.
     If there had been a change of control and Mr. Keighley’s employment had been terminated without cause as at December 31, 2006, he would have been entitled to receive a payment of $21,535 in connection with the a payment obligation in connection with the cancellation of certain stock options, together with such other compensation which Mr. Keighley might be entitled to under applicable law.

IMAX CORPORATION
Item 11. Executive Compensation (cont’d)
COMPENSATION OF DIRECTORS
     Directors are reimbursed for expenses incurred in attending meetings of the Board of Directors and Committees of the Board of Directors. In addition, the independent members of the Board of Directors of the Company receive Cdn. $20,000 per year (or may elect to receive options to purchase common shares of the Company in lieu of this payment) plus Cdn. $1,500 for each meeting of the Board attended in person or by telephone and Cdn. $1,200 for each Committee of the Board meeting attended in person or by telephone. The Chairman of the Audit Committee receives Cdn. $8,000 per year. In addition, each of the directors who are not also employees of the Company are granted options annually to purchase 8,000 common shares, in accordance with the Stock Option Plan, at an exercise price equal to the market value of the common shares of the Company on the date of grant which vest on the date of grant and expire on the earlier of the date which is two years after the termination of the optionee’s service as a director of the Company or seven years after the date of the grant. This policy has been reviewed by the Corporate Governance Committee at which time the Committee reviewed director compensation data for companies of a comparable size. This data was compiled by the Company’s management from public sources and was reported to the Committee. Using such information, the Committee formulated a recommendation to the Board of Directors and the final decision was made by the Board of Directors.
     The following table sets forth information relating to the compensation of the directors for the fiscal year ended December 31, 2006:

	Fees Earned or Paid in Cash		Option Awards	All Other Compensation	Total
Name	($) (1)		($)	($)	($)
Neil S. Braun	39,197		(2)	Nil	39,197
Kenneth G. Copland	62,125	(3)	(2)	Nil	62,125
Michael Fuchs	1,318		(2)	Nil	1,318
Garth M. Girvan	74,466	(3)	(2)	Nil	74,466
David W. Leebron	18,448		(2)	Nil	18,448
Marc A. Utay	55,880	(3)	(2)	Nil	55,880

(1)	Meeting Fees are generally earned in Canadian dollars. The Canadian compensation values have been converted to and reported in U.S. dollars using the Bank of Canada noon rate for the last day of the month preceding an actual payment date.

(2)	Not included are options awarded to directors in 2006 which were subsequently cancelled by the Company.

(3)	The fees earned by the director include a one-time fee for participation on the Special Committee during 2006.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
     During 2006, Mr. Girvan served as Chairman of the Compensation Committee. Messrs. Braun, Copland, Girvan, Leebron and Utay, all of the non-management/independent members of the Board of Directors, performed the functions of the Compensation Committee and participated in the deliberations concerning the Co-CEOs compensation in respect of 2006.
     The law firm of McCarthy Tétrault, of which Mr. Girvan is a senior partner, provided legal services to the Company on several matters in 2006 and is expected to provide legal services in 2007.
     Mr. Utay is the Managing Partner of Clarion Capital Partners, LLC, which leases office space from the Company for an annual rent of approximately $120,000.
     During the fiscal year ended December 31, 2006, no executive officer of the Company served on compensation committees or boards of directors of any other entities that had or have had one or more of its executive officers serving as a member of the Company’s Compensation Committee or Board of Directors.

IMAX CORPORATION
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
EQUITY COMPENSATION PLANS
     The following table sets forth information regarding the Company’s Equity Compensation Plan as of December 31, 2006:

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,100,995	$7.12	1,873,662

Equity compensation plans not approved by security holders	nil	nil	nil

Total	5,100,995	$7.12	1,873,662

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
     The Company is not aware of any persons who as of June 30, 2007, beneficially owned or exercised control or direction over more than 5% of the Company’s common shares except:

	Amount and Nature of		Percent of
	Beneficial Ownership of		Outstanding Common
Name and Address of Beneficial Owner of Common Shares	Common Shares (1)		Shares (2)
Richard L. Gelfond	2,722,900	(3)	6.6%
Suite 2100, 110 East 59th Street, New York, New York

Bradley J. Wechsler	2,682,800	(4)	6.5%
Suite 2100, 110 East 59th Street, New York, New York

Douglas Group	4,200,000	(5)	10.4%
Kevin and Michelle Douglas James E. Douglas, III Douglas Family Trust James & Jean Douglas Irrevocable Descendants’ Trust 125 E. Sir Francis Drake Blvd., Suite 400, Larkspur, CA 94939

Manulife Financial Corporation Group	2,595,900	(6)	6.4%
John Hancock Advisers, LLC MFC Global Investment Management (U.S.), LLC 200 Bloor Street, East, Toronto, Ontario Canada M4W 1E5

First Wilshire Securities Management, Inc.	2,153,903	(7)	5.3%
1224 East Green Street, Suite 200, Pasadena, CA 91106

IMAX CORPORATION
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (cont’d)
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS (cont’d)
     Statements as to securities beneficially owned by the above-mentioned beneficial owners, or as to securities over which they exercise control or direction, are based upon information obtained from such beneficial owners and from records available to the Company.
(1)	Includes number of common shares owned at June 30, 2007 and common shares as to which each individual had at June 30, 2007, the right to acquire beneficial ownership through the exercise of vested options plus options that vest within 60 days of that date.
(2)	Based on dividing the number of common shares beneficially owned by such person by 40,288,074 common shares outstanding as of June 30, 2007, adjusted for shares issuable through the exercise of vested options, held by such person, plus options, held by such person, that vest within 60 days of that date.
(3)	Included in the amount shown are 1,150,000 common shares as to which Mr. Gelfond had the right to acquire beneficial ownership as of June 30, 2007, through the exercise of options.
(4)	Included in the amount shown are 1,150,000 common shares as to which Mr. Wechsler had the right to acquire beneficial ownership as of June 30, 2007, through the exercise of options.
(5)	Based on information contained in a Form 4, dated April 24, 2007, filed jointly by Kevin Douglas, Douglas Family Trust, James E. Douglas, III, and the James & Jean Douglas Irrevocable Descendants’ Trust.
(6)	Based on information contained in a Schedule 13G, dated February 6, 2007, filed by jointly by Manulife Financial Corporation, John Hancock Advisers. LLC and MFC Global Investment Management (U.S.), LLC.
(7)	Based on information contained in a Schedule 13G, dated February 14, 2007, filed by First Wilshire Securities Management, Inc.
SECURITY OWNERSHIP OF MANAGEMENT
     The following table sets forth information with respect to the beneficial ownership of the Company’s common shares as of June 30, 2007 or as otherwise indicated in the notes below, including (i) all directors and the Named Executive Officers, individually, and (iii) all directors and executive officers as a group:

Name of Beneficial Owner of Common Shares	Amount and Nature of Beneficial		Percent of Outstanding
	Ownership of Common Shares		Common Shares
Richard L. Gelfond	2,722,900	(1)	6.6%
Bradley J. Wechsler	2,682,800	(2)	6.5%
Neil S. Braun	24,000	(3)	*
Kenneth G. Copland	83,865	(4)	*
Garth M. Girvan	87,636	(5)	*
David W. Leebron	25,892	(6)	*
Marc A. Utay	1,336,065	(7)	3.3%
Francis T. Joyce	47,500	(8)	*
Edward MacNeil	16,750	(9)	*
Greg Foster	383,500	(10)	*
Robert D. Lister	160,000	(11)	*
David B. Keighley	10,650	(12)	*
All directors and executive officers as a group (18 persons)	7,789,884	(13)	17.8%

* less than 1%
     Statements as to securities beneficially owned by directors and by executive officers, or as to securities, over which they exercise control or direction, are based upon information obtained from such directors and executive officers and from records available to the Company.
     The amount of common shares listed includes the number of common shares owned at June 30, 2007 and common shares to which each individual had at June 30, 2007 the right to acquire beneficial ownership through the exercise of vested options plus options that vest within 60 days of that date.

IMAX CORPORATION
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (cont’d)
SECURITY OWNERSHIP OF MANAGEMENT (cont’d)
     The percent of outstanding common shares is based on dividing the number of common shares beneficially owned by the individual by 40,288,074 common shares outstanding as of June 30, 2007 adjusted for shares issuable through the exercise of vested options held by such person, plus options held by such person that vest within 60 days of that date.
(1)	Included in the amount shown are 1,150,000 common shares which Mr. Gelfond had the right to acquire beneficial ownership through the exercise of options.

(2)	Included in the amount shown are 1,150,000 common shares which Mr. Wechsler had the right to acquire beneficial ownership through the exercise of options.

(3)	Included in the amount shown are 24,000 common shares which Mr. Braun had the right to acquire beneficial ownership through the exercise of options.

(4)	Included in the amount shown are 73,865 common shares which Mr. Copland had the right to acquire beneficial ownership through the exercise of options.

(5)	Included in the amount shown are 61,738 common shares which Mr. Girvan had the right to acquire beneficial ownership through the exercise of options.

(6)	Included in the amount shown are 24,592 common shares which Mr. Leebron had the right to acquire beneficial ownership through the exercise of options.

(7)	Included in the amount shown are 90,000 common shares that are pledged as security and 211,738 common shares which Mr. Utay had the right to acquire beneficial ownership through the exercise of options.

(8)	Included in the amount shown are 40,000 common shares which Mr. Joyce had the right to acquire beneficial ownership through the exercise of options.

(9)	Included in the amount shown are 16,750 common shares which Mr. MacNeil had the right to acquire beneficial ownership through the exercise of options.

(10)	Included in the amount shown are 367,500 common shares which Mr. Foster had the right to acquire beneficial ownership through the exercise of options.

(11)	Included in the amount shown are 151,000 common shares which Mr. Lister had the right to acquire beneficial ownership through the exercise of options.

(12)	Included in the amount shown are 10,250 common shares which Mr. Keighley had the right to acquire beneficial ownership through the exercise of options.

(13)	Included in the amount shown are 3,475,124 common shares as to which all directors and executive officers as a group had the right to acquire beneficial ownership through the exercise of options.
Item 13. Certain Relationships and Related Transactions and Director Independence
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     No director or executive officer of the Company, or any security holder of record as of the date of this Annual Report on Form 10-K who owned, of record or to the Company’s knowledge, more than 5% of the Company’s outstanding common shares, or any member of such person’s immediate family, had any material interest, direct or indirect, in any transaction during the last fiscal year, or since the commencement of the current fiscal year, in any completed or proposed transaction except for the following:
     The law firm of McCarthy Tétrault, of which Mr. Girvan is a senior partner, provided legal services to the Company on several matters in 2006 and is expected to provide legal services in 2007.
     Mr. Utay is the Managing Partner of Clarion Capital Partners, LLC, which leases office space from the Company for an annual rent of approximately $120,000.
     Patricia Keighley is the spouse of David Keighley who is an executive officer of the Company. Ms. Keighley has been employed as the Vice President and General Manager of David Keighley Productions 70MM Inc., a subsidiary of the Company, since February 1988. Ms. Keighley received compensation of approximately $142,664 in 2006.

IMAX CORPORATION
Item 13. Certain Relationships and Related Transactions and Director Independence (cont’d)
REVIEW, APPROVAL OR RATIFICATION OF TRANSACTIONS WITH RELATED PERSONS
     On a regular basis, the Company requires its directors, nominees for director, and executive officers to identify to the Board of Directors, transactions and/or relationships which could constitute a transaction with a related person as defined in Regulation S-K 404(a). For any potential transaction in which a director, executive officer or related person would have a material interest, such transaction is reviewed, in advance, by the Company’s General Counsel and Chief Compliance Officer to ensure compliance with the Company’s Code of Ethics and to evaluate the disclosure requirements under Regulation S-K 404(a). In addition, in the event any transaction or agreement occurs in respect of which a director or executive officer has a material interest, the director or executive officer must recuse himself from voting on that matter and remove himself from the meeting while the transaction at issue is being considered by the Board of Directors. The minutes of the Board of Directors’ meeting would reflect the nature of the interest disclosed and the fact of the recusal.
DIRECTOR INDEPENDENCE
     A director is determined to be independent when he or she meets the requirements of Rule 4200(a)(15) of the NASDAQ Marketplace Rules and Section 1.4 of Multilateral Instrument 52-110 (an “Independent Director”). The following five board members are Independent Directors: Messrs. Braun, Copland, Girvan, Leebron and Utay. The remaining directors, Messrs. Gelfond and Wechsler, are executives of the Company. All members of the Compensation Committee and Audit Committee are considered “independent” under such committee’s independence standards.
Item 14. Principal Accounting Fees and Services
AUDIT FEES
     For professional services rendered by PWC for the audit of the Company’s financial statements, audit of internal control over financial reporting, and review of the quarterly financial statements included in the Company’s Form 10-Ks and 10-Qs and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements in respect of the fiscal year ended December 31, 2006, PWC billed the Company $2,751,522 (2005 — $1,174,942).
AUDIT-RELATED FEES
     For professional services rendered by PWC for assurance and related services that are reasonably related to the performance of the audit or review of financial statements and which includes consultations concerning financial accounting and reporting standards and review of regulatory matters in respect of the fiscal year ended December 31, 2006, PWC billed the Company $390,739 (2005 — $51,920).
TAX FEES
     For professional services rendered by PWC for tax compliance, tax advice and tax planning in respect of the fiscal year ended December 31, 2006, PWC billed the Company $35,226 (2005 - $99,706).
ALL OTHER FEES
     PWC did not bill the Company for services rendered in respect of the fiscal year ended December 31, 2006 (2005 — nil), other than the services described above.
AUDIT COMMITTEE’S PRE-APPROVAL POLICIES AND PROCEDURES
     Section 10A(i)(1) of the Securities Exchange Act of 1934 and related SEC rules require that all auditing and permissible non-audit services to be performed by a company’s principal accountants be approved in advance by the Audit Committee of the Board of Directors, subject to a de minimis exception set forth in the SEC rules (the “De Minimis Exception”). Pursuant to Section 10A(i)(3) of the Securities Exchange Act of 1934 and related SEC rules, the Audit Committee has established procedures by which the Chairman of the Audit Committee may pre-approve such services provided the pre-approval is detailed as to the particular service or category of services to be rendered and the Chairman reports the details of the services to the full Audit Committee at its next regularly scheduled meeting. None of the audit-related or non-audit services described above were performed pursuant to the De Minimis Exception.

IMAX CORPORATION
PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The consolidated financial statements filed as part of this Report are included under Item 8 in Part II.

Report of Independent Registered Public Accounting Firm, which covers both the financial statements and financial statement schedule in (a)(2), is included under Item 8 in Part II.

(a)(2)	Financial Statement Schedules

Financial statement schedule for each year in the three-year period ended December 31, 2006.

II. Valuation and Qualifying Accounts.

(a)(3)	Exhibits
The Items listed as Exhibits 10.1 to 10.21 relate to management contracts or compensatory plans or arrangements.

Exhibit
No.	Description

3.1	Articles of Amendment of IMAX Corporation, dated June 25, 2004. Incorporated by reference to Exhibit 3.2 to IMAX Corporation’s Form 10-Q for the quarter ended June 30, 2004 (File No. 000-24216).

3.2	By-Law No. 1 of IMAX Corporation enacted on June 3, 2004. Incorporated by reference to Exhibit 3.3 to IMAX Corporation’s Form 10-Q for the quarter ended June 30, 2004 (File No. 000-24216).

*4.1	Shareholders’ Agreement, dated as of January 3, 1994, among WGIM Acquisition Corporation, the Selling Shareholders as defined therein, Wasserstein Perella Partners, L.P., Wasserstein Perella Offshore Partners, L.P., Bradley J. Wechsler, Richard L. Gelfond and Douglas Trumbull (the “Selling Shareholders’ Agreement”).

*4.2	Amendment, dated as of March 1, 1994, to the Selling Shareholders’ Agreement.

*4.3	Registration Rights Agreement, dated as of February 9, 1999, by and among IMAX Corporation, Wasserstein Perella Partners, L.P., Wasserstein Perella Offshore Partners, L.P., WPPN Inc., the Michael J. Biondi Voting Trust, Bradley J. Wechsler and Richard L. Gelfond.

4.4	Indenture, dated as of April 9, 1996, between IMAX Corporation and Chemical Bank, as Trustee, related to the issue of the 5.75% Convertible Subordinated Notes due April 1, 2003. Incorporated by reference to Exhibit 4.3 to Amendment No.1 to IMAX Corporation’s Registration Statement on Form F-3 (File No. 333-5212).

4.5	Indenture, dated as of December 4, 1998, between IMAX Corporation and U.S. Bank Trust, N.A., as Trustee, related to the issue of the 7.875% Senior Notes due December 1, 2005. Incorporated by reference to IMAX Corporation’s Exhibit 4.9 to Form 10-K for the year ended December 31, 1998 (File No. 000-24216).

4.6	Registration Rights Agreement, dated as of December 4, 2003, by and among IMAX Corporation, the Guarantors (as defined therein), Credit Suisse First Boston LLC, Jefferies & Company, Inc., Wachovia Capital Markets, LLC and U.S. Bancorp Piper Jaffray Inc., relating to the issuance of 9.625% Senior Notes due 2010. Incorporated by reference to Exhibit 4.2 to IMAX Corporation’s Registration Statement on Form S-4 (File No. 333-113141).

4.7	Indenture, dated as of December 4, 2003, by and among IMAX Corporation, the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee, related to the issue of the 9.625% Senior Notes due December 1, 2010. Incorporated by reference to Exhibit 4.3 to IMAX Corporation’s Registration Statement on Form S-4 (File No. 333-113141).

4.8	Supplemental Indenture, dated as of April 1, 2004, among IMAX Corporation, the Existing Guarantors (as defined therein), the Guaranteeing Subsidiaries (as defined therein) and U.S. Bank National Association, as trustee under the Indenture. Incorporated by reference to Exhibit 4.8 to IMAX Corporation’s Form 10-K for the year ended December 31, 2005 (File No. 000-24216).

IMAX CORPORATION
Item 15. Exhibits, Financial Statement Schedules (cont’d)

(a)(3)	Exhibits (cont’d)

Exhibit
No.	Description

4.9	Second Supplemental Indenture, dated as of July 14, 2004, among IMAX Corporation, the Existing Guarantors (as defined therein), the First Supplemental Guarantors named in the Supplemental Indenture, the Guaranteeing Subsidiary (as defined therein) and U.S. Bank National Association, as trustee under the Indenture. Incorporated by reference to Exhibit 4.9 to IMAX Corporation’s Form 10-K for the year ended December 31, 2005 (File No. 000-24216).

4.10	Fourth Supplemental Indenture, dated April 10, 2006, among IMAX Corporation, the Existing Guarantors (as defined therein), the First Supplemental Guarantors named in the Supplemental Indenture, the Second Supplemental Guarantors named in the Second Supplemental Indenture, the Guaranteeing Subsidiaries (as defined therein) and U.S. Bank National Association, as trustee under the Indenture. Incorporated by reference to Exhibit 4.10 to IMAX Corporation’s Form 10-Q for the quarter ended June 30, 2006 (File No. 000-24216).

4.11	Fifth Supplemental Indenture, dated June 19, 2006, among IMAX Corporation, the Existing Guarantors (as defined therein), First Supplemental Guarantors named in the Supplemental Indenture, the Second Supplemental Guarantor named in the Second Supplemental Indenture, the Fourth Supplemental Guarantors named in the Fourth Supplemental Indenture, the Guaranteeing Subsidiary (as defined therein) and U.S. Bank National Association, as trustee under the Indenture. Incorporated by reference to Exhibit 4.11 to IMAX Corporation’s Form 10-Q for the quarter ended June 30, 2006 (File No. 000-24216).

* 4.12	Sixth Supplemental Indenture, dated as of November 9, 2006, among IMAX Corporation, the Existing Guarantors (as defined therein), the First Supplemental Guarantors named in the Supplemental Indenture, the Second Supplemental Guarantors named in the Second Supplemental Indenture, the Fourth Supplemental Guarantors named in the Fourth Supplemental Indenture, the Fifth Supplemental Guarantors named in the Fifth Supplemental Indenture, the Guaranteeing Subsidiary (as defined therein) and U.S. Bank National Association, as trustee under the Indenture.

* 4.13	Seventh Supplemental Indenture, dated as of January 29, 2007, among IMAX Corporation, the Existing Guarantors (as defined therein), the First Supplemental Guarantors named in the Supplemental Indenture, the Second Supplemental Guarantors named in the Second Supplemental Indenture, the Fourth Supplemental Guarantors named in the Fourth Supplemental Indenture, the Fifth Supplemental Guarantors named in the Fifth Supplemental Indenture, the Sixth Supplemental Guarantors named in the Sixth Supplemental Indenture, the Guaranteeing Subsidiary (as defined therein) and U.S. Bank National Association, as trustee under the Indenture.

*4.14	Eighth Supplemental Indenture, dated as of March 26, 2007, among IMAX Corporation, the Existing Guarantors (as defined there in), the First Supplemental Guarantors named in the Supplemental Indenture, the Second Supplemental Guarantors named in the Second Supplemental Indenture, the Fourth Supplemental Guarantors named in the Fourth Supplemental Indenture, the Fifth Supplemental Guarantors named in the Fifth Supplemental Indenture, the Sixth Supplemental Guarantors named in the Sixth Supplemental Indenture, the Seventh Supplemental Guarantors named in the Seventh Supplemental Indenture, the Guaranteeing Subsidiary (as defined therein) and U.S. Bank National Association, as trustee under the Indenture.

*4.15	Consent and Forbearance Agreement, dated April 2, 2007, by and between IMAX Corporation and Plainfield Special Situations Master Fund Limited.

*4.16	Ninth Supplemental Indenture, dated as of April 16, 2007, among IMAX Corporation, the Existing Guarantors (as defined there in), the First Supplemental Guarantors named in the Supplemental Indenture, the Second Supplemental Guarantors named in the Second Supplemental Indenture, the Fourth Supplemental Guarantors named in the Fourth Supplemental Indenture, the Fifth Supplemental Guarantors named in the Fifth Supplemental Indenture, the Sixth Supplemental Guarantors named in the Sixth Supplemental Indenture, the Seventh Supplemental Guarantors named in the Seventh Supplemental Indenture, the Eighth Supplemental Guarantors named in the Eighth Supplemental Indenture and U.S. Bank National Association, as trustee under the Indenture.

IMAX CORPORATION
Item 15. Exhibits, Financial Statement Schedules (cont’d)

(a)(3)	Exhibits (cont’d)

Exhibit
No.	Description
*4.17	Tenth Supplemental Indenture, dated as of March 30, 2007, among IMAX Corporation, the Existing Guarantors (as defined there in), the First Supplemental Guarantors named in the Supplemental Indenture, the Second Supplemental Guarantors named in the Second Supplemental Indenture, the Fourth Supplemental Guarantors named in the Fourth Supplemental Indenture, the Fifth Supplemental Guarantors named in the Fifth Supplemental Indenture, the Sixth Supplemental Guarantors named in the Sixth Supplemental Indenture, the Seventh Supplemental Guarantors named in the Seventh Supplemental Indenture, the Eighth Supplemental Guarantors named in the Eighth Supplemental Indenture, the Ninth Supplemental Guarantors named in the Ninth Supplemental Indenture, the Guaranteeing Subsidiary (as defined therein) and U.S. Bank National Association, as trustee under the Indenture.

10.1	Stock Option Plan of IMAX Corporation, dated August 12, 2004. Incorporated by reference to Exhibit 10.1 to IMAX Corporation’s Form 10-Q for the quarter ended September 30, 2004 (File No. 000-24216).

*10.2	IMAX Corporation Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2006.

*10.3	Employment Agreement, dated July 1, 1998, between IMAX Corporation and Bradley J. Wechsler.

*10.4	Amended Employment Agreement, dated July 12, 2000, between IMAX Corporation and Bradley J. Wechsler.

10.5	Amended Employment Agreement, dated March 8, 2006, between IMAX Corporation and Bradley J. Wechsler. Incorporated by reference to Exhibit 10.8 to IMAX Corporation’s Form 10-K for the year ended December 31, 2005 (File No. 000-24216).

10.6	Amended Employment Agreement, dated February 15, 2007, between IMAX Corporation and Bradley, J. Wechsler. Incorporated by reference to Exhibit 10.31 to IMAX Corporation’s Form 8-K dated February 16, 2007 (File No. 000-24216.

*10.7	Employment Agreement, dated July 1, 1998, between IMAX Corporation and Richard L. Gelfond.

*10.8	Amended Employment Agreement, dated July 12, 2000, between IMAX Corporation and Richard L. Gelfond.

10.9	Amended Employment Agreement, dated March 8, 2006, between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.14 to IMAX Corporation’s Form 10-K for the year ended December 31, 2005 (File No. 000-24216).

10.10	Amended Employment Agreement, dated February 15, 2007, between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.30 to IMAX Corporation’s Form 8-K dated February 16, 2007 (File No. 000-24216).

10.11	Employment Agreement, dated March 9, 2006, between IMAX Corporation and Greg Foster. Incorporated by reference to Exhibit 10.18 to IMAX Corporation’s Form 10-K for the year ended December 31, 2005 (File No. 000-24216).

10.12	Employment Agreement, dated May 9, 2001, between IMAX Corporation and Francis T. Joyce. Incorporated by reference to Exhibit 10.3 to IMAX Corporation’s Form 10-K for the year ended December 31, 2002 (File No. 000-24216).

10.13	Amended Employment Agreement, dated May 14, 2003, between IMAX Corporation and Francis T. Joyce. Incorporated by reference to Exhibit 10.16 to IMAX Corporation’s Form 10-Q for the quarter ended June 30, 2003 (File No. 000-24216).

10.14	Employment Agreement, dated May 17, 1999, between IMAX Corporation and Robert D. Lister. Incorporated by reference to Exhibit 10.14 to IMAX Corporation’s Form 10-K for the year ended December 31, 2002 (File No. 000-24216).

IMAX CORPORATION
Item 15. Exhibits, Financial Statement Schedules (cont’d)

(a)(3)	Exhibits (cont’d)

Exhibit
No.	Description
*10.15	Letter Agreement, dated August 21, 2000 between IMAX Corporation and Robert D. Lister.

10.16	Amended Employment Agreement, dated April 4, 2001 between IMAX Corporation and Robert D. Lister. Incorporated by reference to Exhibit 10.15 to IMAX Corporation’s Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-24216).

10.17	Amended Employment Agreement, dated January 1, 2004, between IMAX Corporation and Robert D. Lister. Incorporated by reference to Exhibit 10.17 to IMAX Corporation’s Registration Statement on Form S-4 (File No. 333-113141).

10.18	Third Amending Agreement, dated February 14, 2006, between IMAX Corporation and Robert D. Lister. Incorporated by reference to Exhibit 10.21 to IMAX Corporation’s Form 8-K dated February 20, 2006 (File No. 000-24216).

10.19	Fourth Amending Agreement, dated October 5, 2006, between IMAX Corporation and Robert D. Lister. Incorporated by reference to Exhibit 10.28 to IMAX Corporation’s Form 10-Q for the quarter ended September 30, 2006 (File No. 000-24216).

10.20	Summary of Employment Arrangement, dated November 6, 2006, between IMAX Corporation and Edward MacNeil. Incorporated by reference to Exhibit 10.29 to IMAX Corporation’s Form 10-Q for the quarter ended September 30, 2006 (File No. 000-24216).

10.21	Statement of Directors’ Compensation, dated August 11, 2005. Incorporated by reference to Exhibit 10.20 to IMAX Corporation’s Form 10-Q for the quarter ended September 30, 2005 (File No. 000-24216).

10.22	Loan Agreement, dated as of February 6, 2004 by and between Congress Financial Corporation (Canada) and IMAX Corporation. Incorporated by reference to Exhibit 10.22 to IMAX Corporation’s Registration Statement on Form S-4 (File No. 333-113141).

10.23	First Amendment to the Loan Agreement, dated June 30, 2005, between Congress Financial Corporation (Canada) and IMAX Corporation. Incorporated by reference to Exhibit 10.22 to IMAX Corporation’s Form 10-Q for the quarter ended June 30, 2005 (File No. 000-24216).

10.24	Second Amendment to the Loan Agreement, as of and with effect May 16, 2006, between IMAX Corporation and Wachovia Capital Finance Corporation (Canada) (formerly, Congress Financial Corporation (Canada)). Incorporated by reference to Exhibit 10.27 to IMAX Corporation’s Form 10-Q for the quarter ended June 30, 2006 (File No. 000-24216).

*21	Subsidiaries of IMAX Corporation.

*23	Consent of PricewaterhouseCoopers LLP.

*24	Power of Attorney of certain directors.

*31.1	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated July 20, 2007, by Bradley J. Wechsler.

*31.2	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated July 20, 2007, by Richard L. Gelfond.

*31.3	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated July 20, 2007, by Edward MacNeil.

*32.1	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated July 20, 2007, by Bradley J. Wechsler.

*32.2	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated July 20, 2007, by Richard L. Gelfond.

*32.3	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated July 20, 2007, by Edward MacNeil.

*	Filed herewith

IMAX CORPORATION
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAX CORPORATION

By	/s/ EDWARD MACNEIL

Edward MacNeil
Chief Financial Officer
Date: July 20, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2007.

/s/ BRADLEY J. WECHSLER	/s/ RICHARD L. GELFOND	/s/ EDWARD MACNEIL

Bradley J. Wechsler Director and Co-Chief Executive Officer (Principal Executive Officer)	Richard L. Gelfond Director and Co-Chief Executive Officer (Principal Executive Officer)	Edward MacNeil Chief Financial Officer (Principal Financial Officer)

/s/ JEFFREY VANCE	/s/ VIGNA VIVEKANAND	NEIL S. BRAUN*

Jeffrey Vance Co-Controller (Principal Accounting Officer)	Vigna Vivekanand Co-Controller (Principal Accounting Officer)	Neil S. Braun Director

KENNETH G. COPLAND*	GARTH M. GIRVAN*	DAVID W. LEEBRON*

Kenneth G. Copland Director	Garth M. Girvan Director	David W. Leebron Director

MARC A. UTAY*
Marc A. Utay Director

By	* /s/ EDWARD MACNEIL
Edward MacNeil (as attorney-in-fact)

IMAX CORPORATION
Schedule II
Valuation and Qualifying Accounts
(In thousands of U.S. dollars)

		Additions /
	Balance at	(recoveries)	Other
	beginning	charged to	additions /		Balance at
	of year	expenses	(deductions)		end of year

Allowance for net investment in leases
Year ended December 31, 2004 — as restated	$6,743	$(628)	$—		$6,115
Year ended December 31, 2005 — as restated	$6,115	$(1,153)	$(2,194	)(1)	$2,768
Year ended December 31, 2006	$2,768	$(323)	$—		$2,445

Allowance for doubtful accounts receivable
Year ended December 31, 2004 — as restated	$7,278	$(860)	$(841	)(1)	$5,577
Year ended December 31, 2005 — as restated	$5,577	$144	$(3,248	)(1)	$2,473
Year ended December 31, 2006	$2,473	$1,389	$(609	)(1)	$3,253

Deferred income tax valuation allowance
Year ended December 31, 2004 — as restated	$47,408	$(3,335)	$—		$44,073
Year ended December 31, 2005 — as restated	$44,073	$(488)	$—		$43,585
Year ended December 31, 2006	$43,585	$8,408	$—		$51,993

Provision for loans receivable
Year ended December 31, 2004	$11,900	$(800)	$—		$11,100
Year ended December 31, 2005	$11,100	$(1,699)	$(9,401	)(2)	$—
Year ended December 31, 2006	$—	$—	$—		$—

(1)	Deduction amounts represent write-offs of amounts previously charged to the provision.

(2)	Loans were settled on December 29, 2005 in exchange for payments received in the first quarter of 2006.