Form 10-Q
period 2007-03-31
IMAX CORP
filed 2007-07-20
CIK 921582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-24216
IMAX Corporation
(Exact name of registrant as specified in its charter)

Canada	98-0140269

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2525 Speakman Drive, Mississauga, Ontario, Canada	L5K 1B1

(Address of principal executive offices)	(Postal Code)
Registrant’s telephone number, including area code (905) 403-6500
N/A

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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12B-2 of the Exchange Act.
Large Accelerated Filer ☐     Accelerated Filer ☑     Non-Accelerate Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 30, 2007

Common stock, no par value	40,288,074

IMAX CORPORATION

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Factors about Market Risk	48
Item 4.	Controls and Procedures	48
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	51
Item 1A.	Risk Factors	52
Item 6.	Exhibits	52
Signatures		53
EX-31.1
EX-31.2
EX-31.3
EX-32.1
EX-32.2
EX-32.3
SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION
Certain statements included in this quarterly report may constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, references to future capital expenditures (including the amount and nature thereof), business and technology strategies and measures to implement strategies, competitive strengths, goals, expansion and growth of business, operations and technology, plans and references to the future success of IMAX Corporation together with its wholly-owned subsidiaries (the “Company”) and expectations regarding the Company’s future operating results. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the expectations and predictions of the Company is subject to a number of risks and uncertainties, including, but not limited to, general economic, market or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by the Company; competitive actions by other companies; U.S. or Canadian regulatory inquiries; conditions in the in-home and out-of-home entertainment industries; changes in laws or regulations; conditions, changes and developments in the commercial exhibition industry; the acceptance of the Company’s new technologies (including in particular its transition to digital projection technology); risks associated with investments and operations in foreign jurisdictions and any future international expansion, including those related to economic, political and regulatory policies of local governments and laws and policies of the United States and Canada; the potential impact of increased competition in the markets the Company operates within; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this quarterly report are qualified by these cautionary statements, and actual results or anticipated developments by the Company may not be realized, and even if substantially realized, may not have the expected consequences to, or effects on, the Company. The Company undertakes no obligation to update publicly or otherwise revise any forward-looking information, whether as a result of new information, future events or otherwise.

IMAX®, IMAX® Dome, IMAX® 3D, IMAX® 3D Dome, The IMAX Experience®, An IMAX Experience®,
IMAX DMR®, DMR®, IMAX MPX®, IMAX think big® and think big® are trademarks and trade names of the
Company or its subsidiaries that are registered or otherwise protected under laws of various jurisdictions.

IMAX CORPORATION

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	The following Condensed Consolidated Financial Statements are filed as part of this Report:
	Condensed Consolidated Balance Sheets as at March 31, 2007 and December 31, 2006	4
	Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2007 and 2006	5
	Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2007 and 2006	6
	Notes to Condensed Consolidated Financial Statements	7

IMAX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
In accordance with United States Generally Accepted Accounting Principles
(in thousands of U.S. dollars)

	March 31,
	2007	December 31,
	(unaudited)	2006
Assets
Cash and cash equivalents	$25,252	$25,123
Short-term investments	2,141	2,115
Accounts receivable, net of allowance for doubtful accounts of $3,362 (2006 - $3,253)	18,725	26,017
Financing receivables (note 4)	65,884	65,878
Inventories (note 5)	26,664	26,913
Prepaid expenses	2,552	3,432
Film assets	1,160	1,235
Property, plant and equipment	23,280	24,389
Other assets	10,623	10,365
Deferred income taxes (note 12)	—	—
Goodwill	39,027	39,027
Other intangible assets	2,558	2,547

Total assets	$217,866	$227,041

Liabilities
Accounts payable	$5,306	$11,426
Accrued liabilities (note 9(h),13(a), 16(a), 16(c))	53,643	51,052
Deferred revenue	57,643	56,694
Senior Notes due 2010 (note 6)	160,000	160,000

Total liabilities	276,592	279,172

Commitments and contingencies (notes 8 and 9)

Shareholders’ equity (deficit)
Capital stock (note 13) Common shares — no par value. Authorized — unlimited number. Issued and outstanding — 40,285,574 (2006 — 40,285,574)	122,024	122,024
Other equity	3,054	2,937
Deficit	(185,147)	(178,274)
Accumulated other comprehensive income	1,343	1,182

Total shareholders’ deficit	(58,726)	(52,131)

Total liabilities and shareholders’ equity (deficit)	$217,866	$227,041

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
In accordance with United States Generally Accepted Accounting Principles
(in thousands of U.S. dollars, except per share amounts)
(unaudited)

	Three months ended March 31,
	2007	2006
		As restated
		(note 3)
Revenues
Equipment and product sales	$7,105	$7,820
Services	17,645	13,434
Rentals	1,221	899
Finance income	1,186	1,112

	27,157	23,265
Cost of goods sold, services and rentals
Equipment and product sales	3,943	4,206
Services	11,276	10,617
Rentals	549	465

	15,768	15,288

Gross margin	11,389	7,977

Selling, general and administrative expenses (note 10)	10,342	10,553
Research and development	1,495	915
Amortization of intangibles	136	192
Receivable provisions net of (recoveries) (note 11)	6	143

Loss from operations	(590)	(3,826)

Interest income	226	253
Interest expense	(4,249)	(4,157)

Loss from continuing operations before income taxes	(4,613)	(7,730)
(Provision for) recovery of income taxes	(167)	1,692

Net loss from continuing operations	(4,780)	(6,038)
Net earnings from discontinued operations	—	2,300

Net loss	$(4,780)	$(3,738)

Earnings (loss) per share
Earnings (loss) per share — basic and diluted:
Net loss from continuing operations	$(0.12)	$(0.15)
Net earnings from discontinued operations	$—	$0.06

Net loss	$(0.12)	$(0.09)

Other comprehensive income consists of:
Amortization of prior service credits (net of tax provision of $76)	$161	$—

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In accordance with United States Generally Accepted Accounting Principles
(in thousands of U.S. dollars)
(unaudited)

	Three months ended March 31,
	2007	2006
		As restated
		(note 3)
Cash provided by (used in):

Operating Activities
Net loss	$(4,780)	$(3,738)
Net (earnings) from discontinued operations	—	(2,300)
Items not involving cash:
Depreciation and amortization	2,995	3,390
Write-downs	6	143
Change in deferred income taxes	(76)	(1,387)
Stock and other non-cash compensation	1,809	1,605
Non-cash foreign exchange gain	(109)	(29)
Interest on short-term investments	(26)	(85)
Investment in film assets	(1,340)	(1,651)
Changes in other non-cash operating assets and liabilities	2,139	(1,590)

Net cash provided by (used in) operating activities	618	(5,642)

Investing Activities
Purchases of short-term investments	(2,124)	(4,098)
Proceeds from maturities of short-term investments	2,124	4,097
Purchase of property, plant and equipment	(99)	(92)
Increase in other assets	(245)	(187)
Increase in other intangible assets	(148)	(91)

Net cash used in investing activities	(492)	(371)

Financing Activities
Common shares issued	—	254

Net cash provided by financing activities	—	254

Effects of exchange rate changes on cash	3	(35)

Increase (Decrease) in cash and cash equivalents from continuing operations	129	(5,794)
Increase in cash and cash equivalents provided by investing activities from discontinued operations	—	3,493

Increase (decrease) in cash and cash equivalents, during the year	129	(2,301)

Cash and cash equivalents, beginning of period	25,123	24,324

Cash and cash equivalents, end of period	$25,252	$22,023

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
1.	Basis of Presentation

IMAX Corporation, together with its subsidiaries, reports its results under United States Generally Accepted Accounting Principles (“U.S. GAAP”).

The condensed consolidated financial statements include the accounts of IMAX Corporation together with its subsidiaries (the “Company”), except subsidiaries which the Company has identified as variable interest entities (“VIEs”) where the Company is not the primary beneficiary. The nature of the Company’s business is such that the results of operations for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations.

The Company has evaluated its various variable interests to determine whether they are VIEs in accordance with Financial Accounting Standard Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). The Company has six film production companies that are VIEs. As the Company is exposed to the majority of the expected losses for one of the film production companies, the Company has determined that it is the primary beneficiary of this entity. The Company continues to consolidate this entity, with no material impact on the operating results or financial condition of the Company, as this production company has total assets and total liabilities of $nil as at March 31, 2007 (December 31, 2006 – $nil). For the other five film production companies which are VIEs, however, the Company did not consolidate these film entities since it does not bear the majority of the expected losses or expected residual returns. The Company equity accounts for these entities. As of March 31, 2007, these five VIEs have total assets of $0.4 million (December 31, 2006 – $0.4 million) and total liabilities of $0.4 million (December 31, 2006 — $0.4 million).

All significant intercompany accounts and transactions, including all intercompany profits on transactions with equity-accounted investees, have been eliminated.

These financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 which should be consulted for a summary of the significant accounting policies utilized by the Company. These interim financial statements are prepared following accounting policies consistent with the Company’s financial statements for the year ended December 31, 2006, except as noted below.

2.	Change in Accounting Policy

Income Taxes

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (an interpretation of FASB Statement Number 109), (“FIN 48”). This interpretation prescribes a more likely than not recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provided guidance on derecognition of a tax position, classification of a liability for unrecognized tax benefits, accounting or interest and penalties, accounting in interim periods, and expanded income tax disclosures. FIN 48 was effective for the Company on January 1, 2007. The cumulative effect of the change in accounting principle recorded in the first quarter of 2007 upon adoption of FIN 48 is an increase to the tax liability of $2.1 million and a charge to opening deficit. For additional information see note 12.

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
3.	Restatement of Previously Issued Financial Statements

In 2006, the Company effected a restatement of its prior period financial results due to discovery of certain errors related to: (a) revenue recognition resulting from the Company’s review of its theater system arrangements over the 5 year period ended December 31, 2006 in response to comments received from the staff of both the United States Securities and Exchange Commission (“SEC”) and the Ontario Securities Commission (“OSC”) which indicated insufficient analysis of various sales and lease transactions and the accounting effect of certain contractual provisions within them; and misallocations of consideration to elements within certain multiple element arrangements; (b) capitalization of costs into inventory and films assets and amortization of film assets in accordance with American Institute of Certified Public Accountants Statement of Position 00-2 “Accounting by Producers or Distributors of Films” (“SOP 00-2”); (c) income tax liabilities resulting from failure to make certain tax elections on a timely basis and (d) certain other items described under Other Adjustments in this note. In addition, in the preparation of the consolidated financial statements for the year ended December 31, 2006, the Company recorded other adjustments related to prior periods’ unadjusted differences that had been deemed not to be material and adjustments related to prior periods recorded through 2006 opening retained earnings.

The sections which follow present additional detail with regard to the restatement and the impact on results of operations for the quarter ended March 31, 2006.

Revenue Recognition — Theater Systems

The Company’s revenue arrangements include multiple elements. In prior years, the Company considered each component of its theater systems to be a separate element. As a result, revenue was recognized when certain components were installed. As part of the review of its revenue recognition policy, the Company concluded its policy for revenue recognition on theater systems should be revised to treat all components of the theater system (including the projector, sound system, screen system and, if applicable, 3D glasses cleaning machine), theater design support, supervision of installation, projectionist training and the use of that IMAX brand as a single deliverable and a single unit of accounting. In addition, the Company revised its policy to require that (i) the projector, sound system and screen system be installed and be in full working condition, the 3D glasses cleaning machine, if applicable, be delivered and projectionist training be completed, and (ii) written customer acceptance thereon be received, or the public opening of the theater takes place, before revenue can be recognized. In conjunction with these changes, the Company undertook an extensive review of all of its revenue arrangements for theater systems for the period from 2002 to 2006. Three transactions which were originally recorded in 2005 (revenue and net earnings impact of $5.3 million and $2.7 million, respectively) were moved to the first quarter of 2006. One transaction which was originally recorded in the first quarter of 2006 (revenue and net earnings impact of $1.8 million and $0.4 million, respectively) was moved to the second quarter of 2006. The net impact of these adjustments was an understatement of net earnings of $2.3 million for the quarter ended March 31, 2006. The net impact of these adjustments was an increase in revenue and net earnings of $3.2 million and $2.1 million, respectively, for the quarter ended March 31, 2006.

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
3.	Restatement of Previously Issued Financial Statements (cont’d)

Revenue Recognition — Other

As a result of the review of the revenue arrangements, the Company identified additional errors including the following:
•	Based on an analysis of fair values of elements within arrangements separately priced maintenance and warranty agreements and film licenses, the Company determined that fair value previously allocated in certain multiple element arrangements was not appropriate and has adjusted these amounts.

•	The existence of certain non-standard contractual provisions resulted in the reclassification of: certain sales to sales-type lease transactions given lien rights were retained; certain sales-type leases to operating leases given substantially all of the benefits and risks of ownership had not passed to the customer and certain contractual default clauses impacted the timing of recognition of the minimum annual payments under the arrangements.

•	Finance income continued to be recognized when the related financing receivables were impaired. The Company has corrected the error by discontinuing the recognition of finance income until the impairment issues were resolved.
The impact of these adjustments was a decrease to net loss by $0.1 million for the three months ended March 31, 2006.
Inventory Costs
During the period from 2001 to 2006, the Company paid certain fees to a professional services firm to assist the Company in identifying sales opportunities and provide assistance in negotiating and concluding contracts in the developing Asian market. These fees were capitalized and allocated to theater systems inventory for various Asian customers. The Company has determined that these fees were promotional and selling expenses which should have been expensed as incurred as the costs were not direct and incremental costs to a contract. The net loss has been increased by less than $0.1 million for the three months ended March 31, 2006.
Film Accounting
The Company has determined that it had misclassified certain costs incurred in respect of co-produced film productions between 2004 and the third quarter of 2006. Marketing and advertising costs were co-mingled with film production costs, and both were capitalized to film assets, and subsequently amortized into the income statement over the estimated total ultimate revenues associated with the film productions. Film exploitation costs, which include marketing and advertising costs, as defined in SOP 00-2, should be expensed in the period incurred and not capitalized to film assets. In addition, certain costs were accrued by the Company prior to being incurred. These costs have been moved to the period they were incurred. On certain co-produced film productions the Company received production fees which should have been deferred and recognized over the film ultimates. These production fees were previously recognized when production of the film was complete. The Company also determined that it had not appropriately applied the individual-film-forecast computation method when it amortized its film assets and deferred production fees and accrued its participation liabilities for the periods between 2002 and the third quarter of 2006. SOP 00-2 requires changes in estimates of ultimate revenues used in the individual-film-forecast computation method to be adjusted prospectively from the beginning of the year of the change. The Company had applied changes in estimates on a retroactive basis from the original release date. In addition, the Company adjusted its amortization of prepaid print costs. The net loss has been increased by $0.3 million for the three months ended March 31, 2006.

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
3.	Restatement of Previously Issued Financial Statements (cont’d)

Branch Level Interest Taxes

The Company did not properly account for tax liabilities for branch level interest tax. For the years ended December 31, 2002, 2003 and 2004, the Company failed to make timely tax elections that would have prevented an allocation of the Company’s interest expense on its long-term indebtedness to the Company’s U.S. branch income tax returns. In 2006, the Company was assessed branch level interest taxes, interest and penalties due to the fact that these tax elections were not filed on a timely basis. The Company has determined that an accrued liability for the tax obligations should have been recorded at the time elections should have been filed and the taxes were due to be paid, which was in the third quarter of each of the years ended December 31, 2003, 2004 and 2005. The net loss has been decreased by $0.2 million for the three months ended March 31, 2006.

Other Adjustments

During the preparation of executive compensation information for the 2006 Annual Report on Form 10-K, the Company determined that the two Co-Chief Executive Officers ( Co-CEOs ) were entitled to postretirement benefits since 2000 for which the obligation had not been included in the prior financial statements as required under SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other than Pensions”. As a result the Company should have accrued $0.2 million in 2000. SG&A has been increased by less than $0.1 million for the three months ended March 31, 2006.

Statements of Cash Flows

There were no errors in the cash flow statements for the quarter ended March 31, 2006 other than conforming changes to the components of the reconciliation to net cash provided by or used in operating activities related to the restatement adjustments described above.

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
3.	Restatement of Previously Issued Financial Statements (cont’d)

Nature of Errors (cont’d)

Restated Statement of Operations for the Three Months Ended March 31, 2006
The following table presents the impact of the restatement on the Company’s previously issued consolidated statements of operations for the three months ended March 31, 2006:

						Branch
	As	Revenue	Revenue			Level
	Previously	Recognition-	Recognition-	Inventory	Film	Interest	Other	As
	Reported(1)	Theater Systems	Other	Costs	Accounting	Taxes	Adjustments	Restated
Revenues
Equipment and product sales	$4,679	$3,315	$(174)	$—	$—	$—	$—	$7,820
Services	13,708	—	243	—	(517)	—	—	13,434
Rentals	854	—	45	—	—	—	—	899
Finance income	1,177	(81)	16	—	—	—	—	1,112

	20,418	3,234	130	—	(517)	—	—	23,265
Costs of goods sold, services and rentals
Equipment and product sales	3,121	1,085	—	—	—	—	—	4,206
Services	10,828	14	—	—	(225)	—	—	10,617
Rentals	444	—	21	—	—	—	—	465

	14,393	1,099	21	—	(225)	—	—	15,288

Gross margin	6,025	2,135	109	—	(292)			7,977

Selling, general and administrative expenses	10,505	—	—	45	—	—	3	10,553
Research and development	915	—	—	—	—	—	—	915
Amortization of intangibles	192	—	—	—	—	—	—	192
Receivable provisions net of (recoveries)	143	—	—	—	—	—	—	143

Earnings from operations	(5,730)	2,135	109	(45)	(292)	—	(3)	(3,826)

Interest income	253	—	—	—	—	—	—	253
Interest expense	(4,174)	—	—	—	—	17	—	(4,157)

Earnings (loss) from continuing operations before income taxes	(9,651)	2,135	109	(45)	(292)	17	(3)	(7,730)
Recovery of (provision for) income taxes	1,530	—	—	—	—	162	—	1,692

Net earnings (loss) from continuing operations	(8,121)	2,135	109	(45)	(292)	179	(3)	(6,038)
Net earnings from discontinued operations	2,300	—	—	—	—	—	—	2,300

Net earnings (loss)	$(5,821)	$2,135	$109	$(45)	$(292)	$179	$(3)	$(3,738)

Earnings (loss) per share
Earnings (loss) per share — basic:
Net earnings (loss) from continuing operations	$(0.20)	$0.05	$—	$—	$—	$—	$—	$(0.15)
Net earnings from discontinued operations	$0.06	$—	$—	$—	$—	$—	$—	$0.06

Net (loss) earnings	$(0.14)	$0.05	$—	$—	$—	$—	$—	$(0.09)

Earnings (loss) per share — diluted:
Net earnings (loss) from continuing operations	$(0.20)	$0.05	$—	$—	$—	$—	$—	$(0.15)
Net earnings from discontinued operations	$0.06	$—	$—	$—	$—	$—	$—	$0.06

Net earnings (loss)	$(0.14)	$0.05	$—	$—	$—	$—	$—	$(0.09)

(1)	The Company has changed the presentation of revenues and cost of goods sold, services and rentals to conform to the presentation requirements specified in Regulation S-X of the Securities Exchange Act of 1934.

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
4.	Financing Receivables
Financing receivables, consisting of net investment in leases and receivables from financed sales of its theater systems, are as follows:

	March 31,	December 31,
	2007	2006

Gross minimum lease amounts receivable	$88,175	$89,343
Residual value of equipment	368	368
Unearned finance income	(30,303)	(31,182)

Present value of minimum lease amounts receivable	58,240	58,529
Accumulated allowance for uncollectible amounts	(2,555)	(2,445)

Net investment in leases	55,685	56,084

Gross receivables from financed sales	14,697	14,268
Unearned income	(4,498)	(4,474)

Present value of financed sale receivables	10,199	9,794

Total financing receivables	$65,884	$65,878

Present value of financed sale receivables due within one year	$2,576	$1,886
Present value of financed sale receivables due after one year	$7,623	$7,908
As at March 31, 2007 the financed sale receivables had a weighted average effective interest rate of 8.7% (December 31, 2006 — 8.3%).
5.	Inventories

	March 31,	December 31,
	2007	2006

Raw materials	$11,496	$11,504
Work-in-process	2,612	2,677
Finished goods	12,556	12,732

	$26,664	$26,913

6.	Senior Notes due 2010
As at March 31, 2007, the Company had outstanding $159.0 million aggregate principal of Registered Senior Notes and $1.0 million aggregate principal of Unregistered Senior Notes. The Registered Senior Notes and the Unregistered Senior Notes are referred to herein as the “Senior Notes. “
The terms of the Company’s Senior Notes require that annual and quarterly financial statements are filed with the Trustee within 15 days of the required public company filing deadlines. If these financial reporting covenants are breached then this is considered an event of default under the terms of the Senior Notes and the Company has 30 days to cure this default, after which the Senior Notes become due and payable.
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

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
6.	Senior Notes due 2010 (cont’d)
On April 16, 2007 the Company completed a consent solicitation, receiving consents from holders of approximate 60% aggregate principal amount of the Senior Notes (the “Consenting Holders”) to execute a ninth supplemental indenture (the “Supplemental Indenture”) to the Indenture with the Guarantors named therein and U.S. Bank National Association. The Supplemental Indenture waived any defaults existing at such time arising from a failure by the Company to comply with the reporting covenant and extended until May 31, 2007, or at the Company’s election until June 30, 2007 (the “Covenant Reversion Date”), the date by which the Company’s failure to comply with the reporting covenant shall constitute a default, or be the basis for an event of default under the Indenture. The Company paid consent fees of $1.0 million to the Consenting Holders. On May 30, 2007, the Company provided notice to the holders of the Senior Notes of its election to extend the Covenant Reversion Date to June 30, 2007. The Company paid additional consent fees of $0.5 million to the Consenting Holders. Because the Company did not file its Annual Report on Form 10-K for the year ended December 31, 2006 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 by June 30, 2007, it was in default of the reporting covenant under the Indenture on July 1, 2007, and received notice of such default on July 2, 2007. The Company will cure such default under the Indenture, which provides for a 30-day cure period for defaults under the reporting covenant, by filing its 2006 10-K and this first quarter 2007 10-Q by the end of the 30-day cure period.
7.	Credit Facility
On February 6, 2004, the Company entered into a Loan Agreement for a secured revolving credit facility as amended on June 30, 2005 and as further amended by the Second Amendment to the Loan Agreement which was entered into with effect from May 16, 2006 (the “Credit Facility”). The Credit Facility is a revolving credit facility expiring on October 31, 2009 with an optional one year renewal thereafter contingent upon approval by the lender, permitting maximum aggregate borrowings of $40.0 million, subject to a borrowing base calculation which includes the Company’s financing receivables, operating leases, finished goods inventory and capital assets with certain reserve requirements and deductions for outstanding letters of credit. As at March 31, 2007, the Company’s current borrowing capacity under such calculation is $22.4 million after deduction for outstanding letters of credit of $10.6 million. The Credit Facility bears interest at the applicable prime rate per annum or LIBOR plus a margin as specified therein per annum and is collateralized by a first priority security interest in all of the current and future assets of the Company. The Credit Facility contains typical affirmative and negative covenants, including covenants that restrict the Company’s ability to: incur certain additional indebtedness; make certain loans, investments or guarantees; pay dividends; make certain asset sales; incur certain liens or other encumbrances; conduct certain transactions with affiliates and enter into certain corporate transactions. In addition, the Credit Facility agreement contains customary events of default, including upon an acquisition or a change of control that may have a material adverse effect on the Company or a guarantor. The Credit Facility also requires the Company to maintain, over a period of time, a minimum level of cash collections and a minimum level of adjusted earnings before interest, taxes, depreciation and amortization including film asset amortization, stock and other non-cash compensation, write downs (recoveries), and asset impairment charges, and other non-cash uses of funds calculated on a trailing four quarter basis, of not less than $20.0 million.
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

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
8.	Commitments
(a)	The Company’s lease commitments consist of rent and equipment under operating lease. The Company accounts for any incentives provided over the term of the lease. Total minimum annual rental payments to be made by the Company under operating leases for premises and equipment as of March 31, 2007 for each of the years ended December 31, are as follows:

2007 (nine months remaining)	$4,637
2008	6,036
2009	5,854
2010	5,999
2011	6,136
Thereafter	14,636

$43,298

(b)	As at March 31, 2007, the Company has letters of credit of $10.6 million (December 31, 2006 - $9.4 million) outstanding under the Company’s credit facility arrangement, which have been collateralized by cash deposits (see note 7). In addition, as at March 31, 2007, the Company has Performance Security Guarantees of $0.6 million (December 31, 2006 – $0.6 million) outstanding that have been guaranteed through Export Development Canada.

(c)	The Company compensates its sales force with both fixed and variable compensation. Commissions on the sale or lease of the Company’s theater system components are due in graduated amounts from the time of collection of the customer’s first payment to the Company up to the collection of the customer’s last initial payment. At March 31, 2007, $0.2 million (December 31, 2006 – $0.3 million) of commissions will be payable in future periods if the Company collects its initial payments as anticipated.

9.	Contingencies and Guarantees
The Company is involved in lawsuits, claims, and proceedings, including those identified below, which arise in the ordinary course of business. In accordance with Statements of Financial Accounting Standards No. 5, “Accounting for Contingencies , the Company will make a provision for a liability when it is both probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company believes it has adequate provisions for any such matters. The Company reviews these provisions in conjunction with any related provisions on assets related to the claims at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other pertinent information related to the case. Should developments in any of these matters outlined below cause a change in the Company’s determination as to an unfavorable outcome and result in the need to recognize a material provision, or, should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on the Company’s results of operations, cash flows, and financial position in the period or periods in which such a change in determination, settlement or judgment occurs.
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

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
9.	Contingencies and Guarantees (cont’d)
(d)	The Company and certain of its officers and directors were named as defendants in eight purported class action lawsuits filed between August 11, 2006 and September 18, 2006, alleging violations of U.S. federal securities laws. These eight actions were filed in the U.S. District Court for the Southern District of New York. The lawsuits, brought on behalf of shareholders who purchased the Company’s common stock between October 28, 2004 and August 9, 2006, allege primarily that the defendants engaged in securities fraud by disseminating materially false and misleading statements during the class period regarding the Company’s revenue recognition of theater system installations, and failing to disclose material information concerning the Company’s revenue recognition practices. These lawsuits seek unspecified compensatory damages, costs, and expenses. On January 18, 2007, the Court consolidated all eight class action lawsuits and appointed Westchester Capital Management, Inc. as the lead plaintiff and Abbey Spanier Rodd Abrams & Paradis LLP as lead plaintiff’s counsel. On April 26, 2007, the lead plaintiff and the Company entered into a stipulation extending the time in which the lead plaintiff must file a consolidated amended complaint until sixty days after the Company files its Annual Report on Form 10-K for the year ended December 31, 2006. The lawsuit is at a very early stage and as a result the Company is not able to estimate a potential loss exposure. The Company believes the allegations made against it in the complaints are meritless and will vigorously defend this matter, although no assurance can be given with respect to the outcome of such proceedings. The Company’s directors and officers insurance policy provides for reimbursement for costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits.

(e)	A class action lawsuit was filed on September 20, 2006 in the Ontario Superior Court of Justice against the Company and certain of its officers and directors, alleging violations of Canadian securities laws. This lawsuit was brought on behalf of shareholders who acquired the Company’s securities between February 17, 2006 and August 9, 2006. The lawsuit is in a very early stage and seeks unspecified compensatory and punitive damages, as well as costs and expenses. As a result, the Company is unable to estimate a potential loss exposure. The Company believes the allegations made against it in the statement of claim are meritless and will vigorously defend the matter, although no assurance can be given with respect to the ultimate outcome of such proceedings. The Company’s directors and officers insurance policy provides for reimbursement for costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits.

(f)	On May 10, 2007, Catalyst Fund Limited Partnership II, a holder of Senior Notes, filed a complaint against the Company in the Supreme Court of the State of New York, New York County alleging common law fraud, challenging the consent solicitation through which the Company requested and obtained a waiver of any and all defaults arising from a failure to comply with the reporting covenant under the indenture governing the Senior Notes, and seeking a declaration that the consent solicitation was legally ineffective due to alleged misstatements made by the Company. The complaint further seeks a declaration that the Company has defaulted on its reporting obligations under the indenture as a result of its failure to timely file its annual and quarterly reports, and the Company’s stated expectation that it will restate certain of the financial statements it filed during the 2001 through 2006 time period. The litigation is at a preliminary stage and as a result, the Company is not able to estimate a potential loss exposure. The Company believes this lawsuit is entirely without merit and plans to defend it vigorously. On June 29, 2007, the Company moved to dismiss the complaint in its entirety. The Company believes this lawsuit is entirely without merit and plans to defend it vigorously although no assurances can be given with respect to the outcome of such proceedings.

(g)	In addition to the matters described above, the Company is currently involved in other legal proceedings which, in the opinion of the Company’s management, will not materially affect the Company’s financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such proceedings.

(h)	In the normal course of business, the Company enters into agreements that may contain features that meet the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) definition of a guarantee. FIN 45 defines a guarantee to be a contract (including an indemnity) that contingently requires the Company to make payments (either in cash, financial instruments, other assets, shares of its stock or provision of services) to a third party based on (a) changes in an underlying interest rate, foreign exchange rate, equity or commodity instrument, index or other variable, that is related to an asset, a liability or an equity security of the counterparty, (b) failure of another party to perform under an obligating agreement or (c) failure of another third party to pay its indebtedness when due.

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
9.	Contingencies and Guarantees (cont’d)

Financial Gurantees

The Company has provided no significant financial guarantees to third parties.

Product Warranties

The following summarizes the accrual for product warranties that was recorded as part of accrued liabilities in the consolidated balance sheets as of March 31, 2007:

2007

Balance at the beginning of the year	$38
Payments	—
Warranties issued	—
Revisions	—

Balance as of March 31, 2007	$38

Director/Officer Indemnification

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

Other Indemnification Agreements

In the normal course of the Company’s operations, it provides indemnifications to counterparties in transactions such as: theater system lease and sale agreements and the supervision of installation or servicing of the theater systems; film production, exhibition and distribution agreements; real property lease agreements; and employment agreements. These indemnification agreements require the Company to compensate the counterparties for costs incurred as a result of litigation claims that may be suffered by the counterparty as a consequence of the transaction or the Company’s breach or non-performance under these agreements. While the terms of these indemnification agreements vary based upon the contract, they normally extend for the life of the agreements. A small number of agreements do not provide for any limit on the maximum potential amount of indemnification, however virtually all of the Company’s system lease and sale agreements limit such maximum potential liability to the purchase price of the system. The fact that the maximum potential amount of indemnification required by the Company is not specified in some cases prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. Historically, the Company has not made any significant payments under such indemnifications and no amount has been accrued in the accompanying condensed consolidated financial statements with respect to the contingent aspect of these indemnities.
10.	Condensed Consolidated Statements of Operations Supplemental Information
(a)	Included in selling, general and administrative expenses for the three months ended March 31, 2007 is a gain of $0.1 million (2006 — less than $0.1 million gain), for net foreign exchange gains or losses related to the translation of foreign currency denominated monetary assets, liabilities and integrated subsidiaries.

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
11.	Receivable Provisions, Net of (Recoveries)

	Three months ended
	March 31,
	2007	2006

Accounts receivable provisions, net of (recoveries)	$(11)	$203
Financing receivables, net of (recoveries)	17	(60)

Receivable provisions, net of (recoveries)	$6	$143

12.	Income Taxes

The Company’s effective tax rate differs from the statutory tax rate and will vary from year to year primarily as a result of numerous permanent differences, investment and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted Statutory tax rate increases or reductions in the year, changes in the Company’s valuation allowance based on the Company’s recoverability assessments of deferred tax assets, and favourable or unfavourable resolution of various tax examinations. There was no change in the Company’s estimates of projected future earnings and the recoverability of its deferred tax assets based on an analysis of both positive and negative evidence.

As at March 31, 2007, the Company has net deferred income tax assets of $nil (December 31, 2006 - $nil). As of March 31, 2007, the Company had a gross deferred income tax asset of $53.8 million, against which the Company is carrying a $53.8 million valuation allowance.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In connection with the Company’s adoption of FIN 48, as of January 1, 2007, the Company recorded a net decrease to retained earnings of $2.1 million (including approximately $0.9 million related to accrued interest and penalties) related to the measurement of potential international withholding tax requirements and a decrease in reserves for income taxes. As of March 31, 2007 and January 1, 2007, the Company had total unrecognized tax benefits of $3.8 million and $3.7 comprised of (i) $3.6 million and $3.5 million for international withholding taxes, respectively, and (ii) $0.2 million related to Large Corporations’ Tax as of both periods. All of the unrecognized tax benefits could impact the Company’s effective tax rate if recognized. While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Consistent with its historical financial reporting, the Company has elected to classify interest and penalties related to income tax liabilities, when applicable, as part of the interest expense in its Consolidated Statements of Operations rather than income tax expense. In conjunction with the adoption of FIN 48, the Company recognized approximately $0.1 million in potential interest and penalties associated with uncertain tax positions for the three months ended March 31, 2007.

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
13.	Capital Stock

(a)	Stock-Based Compensation

The Company has four stock-based compensation plans that are described below. The compensation costs charged to the statement of operations for these plans were $1.0 million and $0.8 million for the first quarters ended March 31, 2007 and 2006, respectively. No income tax benefit is recorded in the consolidated statement of operations for these costs.

Stock Option Plan

The Company’s Stock Option Plan, which is shareholder approved, permits the grant of options to employees, directors and consultants.

The Company’s policy is to issue new shares from treasury to satisfy stock options which are exercised.

The weighted average fair value of all common share options granted to employees in the first quarter of 2007 at the date of grant was $2.42 per share (2006 — $3.75 per share). The Company utilizes a Binomial Model to determine the fair value of common share options at the grant date. For the three months ended March 31, the following assumptions were used:

	2007	2006

Average risk-free interest rate	4.72%	4.83%
Market risk premium	5.73%	5.33% - 5.60%
Beta	0.82	1.11 - 1.28
Expected option life (in years)	5.34	3.86 - 5.33
Expected volatility	61%	60%
Annual termination probability	11.87%	8.06%
Dividend yield	0%	0%
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

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
13.	Capital Stock (cont’d)

(a)	Stock-Based Compensation (cont’d)

Stock Option Plan (cont’d)

As at March 31, 2007, the Company has reserved a total of 6,974,657 (December 31, 2006 — 6,974,657) common shares for future issuance under the Stock Option Plan, of which options in respect of 5,087,985 common shares are outstanding at March 31, 2007. Options are generally granted with an exercise price equal to the market value of the Company’s stock at the grant date. The options generally vest between one and five years and expire 10 years or less from the date granted. The Plan provides that vesting will be accelerated if there is a change of control, as defined in the plan. At March 31, 2007, options in respect of 4,625,132 common shares were vested and exercisable.

The following table summarizes certain information in respect of option activity under the Stock Option Plan for the periods ended March 31:

			Weighted average
			exercise
	Number of shares		price per share
	2007	2006	2007	2006

Options outstanding, beginning of period	5,100,995	5,262,824	$7.12	$6.82
Granted	16,390	33,335	4.40	9.06
Exercised	—	(66,533)	—	3.81
Forfeited	(16,350)	(14,000)	8.12	20.65
Expired	—	(8,000)	—	13.95
Cancelled	(13,050)	(2,467)	6.87	—

Options outstanding, end of period	5,087,985	5,205,159	7.11	7.16

Options exercisable, end of period	4,625,132	4,238,422	7.07	7.12

In the first quarter of 2007, the Company cancelled 13,050 stock options from its Stock Option Plan (2006 — 2,467) surrendered by Company employees for $nil consideration.

As at March 31, 2007 4,945,309 options are fully vested or are expected to vest with a weighted average exercise price of $7.09, aggregate intrinsic value of $1.7 million and weighted average remaining contractual life of 4.3 years. As at March 31, 2007, options that are exercisable have an intrinsic value of $1.7 million and a weighted average remaining contractual life of 4.2 years. The intrinsic value of options exercised in the first quarter of 2006 was $0.4 million.

Not included in the table above are 502,500 options granted in the first quarter of 2006 that the Company determined in the fourth quarter of 2006, exceeded, by approximately 1.6%, certain cap limits for grants set by its Stock Option Plan. These options were granted with a weighted average exercise price of $10.43. Of these options, 10,000 options with a weighted average exercise price of $10.69 were forfeited. The number of these options outstanding as at March 31, 2007 was 492,500 (2006 — 502,500) with a weighted average exercise price of $10.42 (2006 — $10.43). The number of these options exercisable as at March 31, 2007 was 216,250 (2006 — nil) with a weighted average exercise price of $10.63 (2006 — nil ). As the Company intended to settle the obligations for a significant number of these options in cash, these options have been treated as liability-based awards based on fair values as at March 31, 2007. 5,000 of these options were forfeited in May 2007, 150,000 of these options were voluntarily surrendered by the Co-CEOs for no consideration in June 2007; and 337,500 of these options were settled for cash in June 2007 in an amount of $0.3 million. Compensation cost recognized up to the cancellation date was not reversed for the options cancelled.

Options to Non-Employees

In the first quarter of 2007, an aggregate of 8,890 (2006 — 23,335) options to purchase the Company’s common stock with an average exercise price of $4.31 (2006 — $8.75) were issued to certain advisors and strategic partners of the Company. These options have a maximum contractual life of seven years. Certain of these options vest immediately and others upon the occurrence of certain events. These options were granted under the Stock Option Plan.

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
13.	Capital Stock (cont’d)

(a)	Stock-Based Compensation (cont’d)

Stock Option Plan (cont’d)

Options to Non-Employees (cont’d)

As at March 31, 2007, non-employee options outstanding amounted to 125,549 options (2006 — 63,340) with a weighted-average exercise price of $8.24 (2006 — $9.51). 115,549 options (2006 — 53,340) were exercisable with an average weighted exercise price of $8.18 (2006 — $9.62) and the vested options have an aggregate intrinsic value of less than $0.1 million. The Company has calculated the fair value of these options to non-employees to be less than $0.1 million (2006 — $0.1 million), using a Binomial option-pricing model with the following underlying assumptions for periods ended March 31:

	2007	2006

Average risk-free interest rate	4.71%	4.60%
Contractual option life	6 years	5-7 years
Average expected volatility	60%	60%
Dividend yield	0%	0%
In the first quarter of 2007, the Company has recorded a charge of less than $0.1 million (2006 - $0.1 million) to film cost of sales related to the non-employee stock options.

Restricted Common Shares

Under the terms of certain employment agreements dated July 12, 2000, the Company is required to issue either 160,000 restricted common shares or pay their cash equivalent. The restricted shares are required to be issued, or payment of their cash equivalent, upon request by the employees at any time. The aggregate intrinsic value of the awards outstanding is $0.8 million. The Company accounts for the obligation as a liability, which is classified within accrued liabilities. The Company has recorded an expense of $0.2 million for the quarter ended March 31, 2007 (2006 — $0.5 million), due to the changes in the Company’s stock price during the period.

Stock Appreciation Rights

On February 15, 2007, 600,000 stock appreciation rights with an exercise price of $4.34 per right were granted to Company executives. Half of the rights vested and were exercisable immediately and the other 300,000 rights will vest and be exercisable by the end of 2007. These rights were measured at fair value at the date of grant and are remeasured each period until settled. At March 31, 2007, these rights had weighted average fair value of $1.12 based on the fair value of $nil for the rights that vested on date of grant and a fair value of $2.23 for the rights that vest during 2007. The Company has recorded a charge of $0.3 million to SG&A related to these rights. The following assumptions were used at March 31, 2007 for measuring the fair value of the rights that vest during 2007:

Risk-free interest rate	4.72%
Market risk premium	5.66%
Beta	0.90
Expected option life (in years)	4.51
Expected volatility	61%
Annual termination probability	0%
Dividend yield	0%
Warrants to Non-Employees There were no warrants issued during the three months ended or outstanding as of March 31, 2007 and 2006.

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
13.	Capital Stock (cont’d)

(b)	Earnings (Loss) per Share

Reconciliations of the numerators and denominators of the basic and diluted per-share computations are comprised of the following:

	Three months ended
	March 31,
	2007	2006
		As restated

Net loss from continuing operations applicable to common shareholders	$(4,780)	$(6,038)

Weighted average number of common shares (000’s):
Issued and outstanding, beginning of period	40,286	40,213
Weighted average number of shares issued during the period	—	12
Weighted average number of shares used in computing basic earnings per share	40,286	40,225
Assumed exercise of stock options, net of shares assumed repurchased	—	—

Weighted average number of shares used in computing diluted earnings per share	40,286	40,225

The calculation of diluted earnings per share for the three months ended March 31, 2007 excludes 0.2 million (2006 — 1.8 million) common shares issuable upon exercise of options as the impact of these exercises would be antidilutive.

(c)	Shareholders’ Deficit

The following summarizes the movement of Shareholders’ Deficit for the three months ended March 31, 2007:

Balance as of December 31, 2006	$(52,131)
Net loss	(4,780)
Adjustment to paid-in-capital for employee stock options granted	96
Adjustment to paid-in-capital for non-employee stock options granted	21
Adjustment for adoption of FIN 48	(2,093)
Adjustment to amortize the prior service credit	161

Balance as of March 31, 2007	$(58,726)

14.	Segmented Information

The Company has six reportable segments identified by category of product sold or service provided: IMAX systems; film production and IMAX DMR; film distribution; film post-production; theater operations; and other. The IMAX systems segment designs, manufactures, sells or leases and maintains IMAX theater projection system equipment. The film production and IMAX DMR segment produces films and performs film re-mastering services. The film distribution segment distributes films for which the Company has distribution rights. The film post-production segment provides film post-production and film print services. The theater operations segment owns and operates certain IMAX theaters. The other segment includes camera rentals and other miscellaneous items. The accounting policies of the segments are the same as those described in note 2 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company has conformed its segment information in the current year to the current information used by the Company’s Chief Operating Design Makers (“CODM”), as defined in Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”).

Transactions between the film production and IMAX DMR segment and the film post-production segment are valued at exchange value. Inter-segment profits are eliminated upon consolidation, as well as for the disclosures below.

Transactions between the other segments are not significant.

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
14.	Segmented Information (cont’d)

The CODM assess segment performance based on segment gross margins. Selling, general and administrative expenses, research and development costs, amortization of intangibles, receivables provisions (recoveries), interest revenue, interest expense and tax provision (recovery) are not allocated to the segments.

	Three months ended March 31,
	2007	2006
		As restated
Revenue
IMAX systems	$13,084	$12,763
Films
Production and IMAX DMR	4,592	1,097
Distribution	3,410	3,424
Post-production	1,074	1,482
Theater operations	4,475	3,657
Other	522	842

Total	$27,157	$23,265

Gross margins
IMAX systems	$7,543	$7,345
Films
Production and IMAX DMR	2,382	(538)
Distribution	1,356	544
Post-production	102	429
Theater operations	198	306
Other	(192)	(109)

Total	$11,389	$7,977

15.	Discontinued Operations

(a)	Miami Theater LLC

On December 23, 2003, the Company closed its owned and operated Miami IMAX theater. The Company completed its abandonment of assets and removal of its projection system from the theater in the first quarter of 2004, with no financial impact. The Company was involved in an arbitration proceeding with the landlord of the theater with respect to the amount owing to the landlord by the Company for lease and guarantee obligations. The amount of loss to the Company had been estimated as between $0.9 million and $2.3 million. Prior to 2006, the Company paid out $0.8 million with respect to amounts owing to the landlord. The Company paid out an additional $0.1 million and also accrued $0.8 million in net loss from discontinued operations related to Miami IMAX Theater in the fourth quarter of 2006. On January 4, 2007, as a result of a settlement negotiated between both parties, the Company paid out a final $0.8 million, extinguishing its obligations to the landlord.

(b)	Digital Projection International

On December 29, 2005, the Company and a previously wholly-owned subsidiary, Digital Projection International (“DPI”), entered into an agreement to settle its loan agreements in exchange for a payment of $3.5 million. During the first quarter of 2006, the Company recognized $2.3 million in income from discontinued operations as a result of this settlement. The other $1.2 million was recognized in 2005.

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
16.	Employees Pension and Postretirement Benefits

(a)	Defined Benefit Plan

The Company has an unfunded U.S. defined benefit pension plan, the Supplemental Executive Retirement Plan (the “SERP”), covering its two Co-CEOs. The SERP provides for a lifetime retirement benefit from age 55 determined as 75% of the member’s best average 60 consecutive months of earnings during the 120 months preceding retirement.

Under the original terms of the SERP, once benefit payments begin, the benefit is indexed annually to the cost of living and further provides for 100% continuance for life to the surviving spouse. On March 8, 2006, the Company and the Co-CEOs negotiated an amendment to the SERP effective January 1, 2006, which reduced the related pension expense to the Company. The Company was represented by the independent directors (as defined in Rule 4200(a)(15) of the NASDAQ Marketplace Rules and Section 1.4 of Multilateral Instrument 52-110 (“Independent Directors”)), who retained Mercer Human Resources Consulting (“Mercer”) and outside legal counsel to advise them on certain analyses regarding the SERP. Under the terms of the SERP amendment, the cost of living adjustment and surviving spouse benefits previously owed to the Co-CEOs are each reduced by 50%, subject to a recoupment of a percentage of such benefits upon a change of control of the Company, and the net present value of the reduced pension benefit payments is accelerated and paid out upon a change of control of the Company. The benefits were 50% vested as of July 2000, the SERP initiation date. The vesting percentage increases on a straight-line basis from inception until age 55. The vesting percentage of a member whose employment terminates other than by voluntary retirement or upon a change in control shall be 100%. The actuarial liability was remeasured as of March 8, 2006 to reflect the SERP changes adopted. As of March 31, 2007, one of the Co-CEO’s benefits was 100% vested and the other Co-CEO’s benefits were approximately 83% vested.

The amount accrued for the SERP as at March 31, 2007 is determined as follows:

2007
Projected benefit obligation:
Obligation, beginning of period	$26,109
Service cost	172
Interest cost	339
Actuarial gain	(237)

Obligation, end of period	$26,383

Unfunded status:
Obligation, end of period	$26,383
Unrecognized gain relating to prior service cost	—
Unrecognized actuarial (loss)	—

Accrued pension liability	$26,383

The following table provides disclosure of pension expense for the SERP for quarters ended March 31:

	2007	2006

Service cost	$172	$457
Interest cost	339	362
Amortization of prior service cost	—	153

Pension expense	$511	$972

The accumulated benefit obligation for the SERP was $26.4 million at March 31, 2007 and $26.1 million at December 31, 2006.

No contributions are expected to be made for the SERP during 2007.

As a result of the SERP amendment, in the first quarter of 2006, an adjustment to the unrecognized actuarial losses of $2.8 million and unrecognized prior service cost of $3.4 million was recorded in comprehensive income (loss) and other assets.

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
16.	Employees Pension and Postretirement Benefits (cont’d)

Defined Benefit Plan (cont’d)

The following benefit payments are expected to be made as per the current SERP assumptions and the terms of the SERP in each of the next five years, and in the aggregate over the five years thereafter:

2007	$—
2008	1,007
2009	1,016
2010	31,894
2011	—
2012 to 2016	—
At the time the Company established the SERP, it also took out life insurance policies on its two Co-CEOs with coverage amounts of $21.5 million in aggregate. The Company intends to use the cash surrender value proceeds of life insurance policies taken on its Co-CEOs to be applied towards the benefits due and payable under the SERP, although there can be no assurance that the Company will ultimately do so. At March 31, 2007, the cash surrender value of the insurance policies is $4.5 million (December 31, 2006 — $4.3 million) and has been included in other assets.

(b)	Defined Contribution Plan

The Company also maintains defined contribution pension plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During the three months ended March 31, 2007 and 2006, the Company contributed and expensed an aggregate of $0.2 million and $0.2 million, respectively, to its Canadian plan and an aggregate of $0.1 million and $0.1 million, respectively, to its defined contribution employee pension plan under Section 401(k) of the U.S. Internal Revenue Code.

(c)	Postretirement Benefits

The Company has an unfunded postretirement plan covering its two Co-CEOs. The plan provides that the Company will maintain health benefits for the Co-CEOs until they become eligible for Medicare and, thereafter, the Company will provide Medicare supplement coverage as selected by the Co-CEO. The postretirement benefits obligation as of March 31, 2007 is $0.4 million.

17.	Impact of Recently Issued Accounting Pronouncements

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
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
18.	Supplemental Consolidating Financial Information

The Company’s Senior Notes are fully and unconditionally guaranteed, jointly and severally by specific wholly-owned subsidiaries of the Company (the “Guarantor Subsidiaries”). The main Guarantor Subsidiaries are David Keighley Productions 70MM Inc., Sonics Associates Inc., and the subsidiaries that own and operate certain theaters. These guarantees are full and unconditional. The information under the column headed “Non-Guarantor Subsidiaries” relates to the following subsidiaries of the Company: IMAX Japan Inc. and IMAX B.V. (the “Non-Guarantor Subsidiaries”) which have not provided any guarantees of the Senior Notes.

Investments in subsidiaries are accounted for by the equity method for purposes of the supplemental consolidating financial data. Some subsidiaries may be unable to pay dividends due to negative working capital.

Supplemental Consolidating Balance Sheets as at March 31, 2007:

			Non-	Adjustments
	IMAX	Guarantor	Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$17,246	$7,844	$162	$—	$25,252
Short-term investments	2,141	—	—	—	2,141
Accounts receivable	16,732	1,697	296	—	18,725
Financing receivables	63,860	2,024	—	—	65,884
Inventories	26,344	238	82	—	26,664
Prepaid expenses	2,104	428	20	—	2,552
Intercompany receivables	31,712	35,509	11,322	(78,543)	—
Film assets	1,160	—	—	—	1,160
Property, plant and equipment	22,152	1,117	11	—	23,280
Other assets	10,623	—	—	—	10,623
Deferred income taxes	—	—	—	—	—
Goodwill	39,027	—	—	—	39,027
Other intangible assets	2,558	—	—	—	2,558
Investments in subsidiaries	32,124	—	—	(32,124)	—

Total assets	$267,783	$48,857	$11,893	$(110,667)	$217,866

Liabilities
Accounts payable	2,540	2,756	10	—	5,306
Accrued liabilities	51,208	2,211	224	—	53,643
Intercompany payables	59,328	39,395	6,490	(105,213)	—
Deferred revenue	54,059	3,528	56	—	57,643
Senior Notes due 2010	160,000	—	—	—	160,000

Total liabilities	327,135	47,890	6,780	(105,213)	276,592

Shareholder’s deficit
Capital stock	122,024	—	117	(117)	122,024
Other equity / additional paid in capital / contributed surplus	2,020	46,960	—	(45,926)	3,054
Deficit	(185,353)	(45,379)	4,996	40,589	(185,147)
Accumulated other comprehensive income (loss)	1,957	(614)	—	—	1,343

Total shareholders’ equity (deficit)	$(59,352)	$967	$5,113	$(5,454)	$(58,726)

Total liabilities & shareholders’ equity (deficit)	$267,783	$48,857	$11,893	$(110,667)	$217,866

In certain Guarantor Subsidiaries, accumulated losses have exceeded the original investment balance. As a result of applying equity accounting, the parent company has consequently reduced intercompany receivable balances with respect to these Guarantor Subsidiaries in the amounts of $27.1 million as at March 31, 2007.

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
18.	Supplemental Consolidating Financial Information (cont’d)

Supplemental Consolidating Balance Sheets as at December 31, 2006:

			Non-	Adjustments
	IMAX	Guarantor	Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
	As restated	As restated	As restated	As restated	As restated

Assets
Cash and cash equivalents	$16,402	$8,556	$165	$—	$25,123
Short-term investments	2,115	—	—	—	2,115
Accounts receivable	23,902	1,866	249	—	26,017
Financing receivables	63,831	2,047	—	—	65,878
Inventories	26,592	237	84	—	26,913
Prepaid expenses	3,098	312	22	—	3,432
Intercompany receivables	26,045	36,181	11,164	(73,390)	—
Film assets	1,235	—	—	—	1,235
Property, plant and equipment	23,162	1,212	15	—	24,389
Other assets	10,365	—	—	—	10,365
Deferred income taxes	—	—	—	—	—
Goodwill	39,027	—	—	—	39,027
Other intangible assets	2,547	—	—	—	2,547
Investments in subsidiaries	33,978	—	—	(33,978)	—

Total assets	$272,299	$50,411	$11,699	$(107,368)	$227,041

Liabilities
Accounts payable	4,259	7,164	3	—	11,426
Accrued liabilities	47,993	2,850	209	—	51,052
Intercompany payables	60,049	35,601	6,306	(101,956)	—
Deferred revenue	52,754	3,818	122	—	56,694
Senior Notes due 2010	160,000	—	—	—	160,000

Total liabilities	325,055	49,433	6,640	(101,956)	279,172

Shareholders’ deficit
Capital stock	122,024	—	117	(117)	122,024
Other equity	1,903	46,960	—	(45,926)	2,937
Deficit	(178,479)	(45,368)	4,942	40,631	(178,274)
Accumulated other comprehensive income (loss)	1,796	(614)	—	—	1,182

Total shareholders’ equity (deficit)	$(52,756)	$978	$5,059	$(5,412)	$(52,131)

Total liabilities & shareholders’ equity (deficit)	$272,299	$50,411	$11,699	$(107,368)	$227,041

In certain Guarantor Subsidiaries accumulated losses have exceeded the original investment balance. As a result of applying equity accounting, the parent company has consequently reduced intercompany receivable balances with respect to these Guarantor Subsidiaries in the amounts of $29.0 million.

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
18.	Supplemental Consolidating Financial Information (cont’d)

Supplemental Consolidating Statements of Operations for the three months ended March 31, 2007:

			Non-	Adjustments
	IMAX	Guarantor	Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues
Equipment and product sales	$7,081	$450	$2	$(428)	$7,105
Services	12,155	6,107	161	(778)	17,645
Rentals	1,199	19	3	—	1,221
Finance income	1,134	52	—	—	1,186
Other revenues	—	—	—	—	—

	21,569	6,628	166	(1,206)	27,157
Cost of goods sold, services and rentals
Equipment and product sales	3,874	428	1	(360)	3,943
Services	5,988	6,059	75	(846)	11,276
Rentals	549	—	—	—	549

	10,411	6,487	76	(1206)	15,768

Gross margin	11,158	141	90	—	11,389

Selling, general and administrative expenses	10,102	204	36	—	10,342
Research and development	1,495	—	—	—	1,495
Amortization of intangibles	136	—	—	—	136
Loss (income) from equity-accounted investees	(43)	—	—	43	—
Receivable provisions, net of (recoveries)	10	(4)	—	—	6

Earnings (loss) from operations	(542)	(59)	54	(43)	(590)

Interest income	178	48	—	—	226
Interest expense	(4,249)	—	—	—	(4,249)

Net earnings (loss) from continuing operations before income taxes	(4,613)	(11)	54	(43)	(4,613)
(Provision for) recovery of income taxes	(167)	—	—	—	(167)

Net earnings (loss)	$(4,780)	$(11)	$54	$(43)	$(4,780)

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
18.	Supplemental Consolidating Financial Information (cont’d)

Supplemental Consolidating Statements of Operations for the three months ended March 31, 2006:

			Non-	Adjustments
	IMAX	Guarantor	Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
	As restated	As restated	As restated	As restated	As restated

Revenues
Equipment and product sales	$7,818	$—	$2	$—	$7,820
Services	8,524	5,627	191	(908)	13,434
Rentals	831	64	4	—	899
Finance income	1,058	54	—	—	1,112
Other revenues	—	—	—	—	—

	18,231	5,745	197	(908)	23,265
Cost of goods sold, services and rentals
Equipment and product sales	4,201	—	5	—	4,206
Services	6,068	5,382	75	(908)	10,617
Rentals	465	—	—	—	465

	10,734	5,382	80	(908)	15,288

Gross margin	7,497	363	117	—	7,977

Selling, general and administrative expenses	10,293	178	82	—	10,553
Research and development	915	—	—	—	915
Amortization of intangibles	192	—	—	—	192
Loss (income) from equity-accounted investees	(219)	—	—	219	—
Receivable provisions, net of (recoveries)	143	—	—	—	143

Earnings (loss) from operations	(3,827)	185	35	(219)	(3,826)

Interest income	253	—	—	—	253
Interest expense	(4,157)	—	—	—	(4,157)

Net earnings (loss) from continuing operations before income taxes	(7,731)	185	35	(219)	(7,730)
(Provision for) recovery of income taxes	1,693	—	(1)	—	1,692

Net earnings (loss) from continuing operations	(6,038)	185	34	(219)	(6,038)
Net earnings from discontinued operations	2,300	—	—	—	2,300

Net earnings (loss)	$(3,738)	$185	$34	$(219)	$(3,738)

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
18. Supplemental Consolidating Financial Information (cont’d)
Supplemental Consolidating Statements of Cash Flows for the three months ended March 31, 2007:

			Non-	Adjustments
	IMAX	Guarantor	Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Cash provided by (used in):

Operating Activities
Net earnings (loss)	$(4,780)	$(11)	$54	$(43)	$(4,780)
Items not involving cash:
Depreciation and amortization	2,890	100	5	—	2,995
Write-downs (recoveries)	10	(4)	—	—	6
Loss (income) from equity-accounted investees	(43)	—	—	43	—
Change in deferred income taxes	(76)	—	—	—	(76)
Stock and other non-cash compensation	1,809	—	—	—	1,809
Non-cash foreign exchange gain	(109)	—	—	—	(109)
Interest on short-term investments	(26)	—	—	—	(26)
Investment in film assets	(1,340)	—	—	—	(1,340)
Changes in other non-cash operating assets and liabilities	2,985	(789)	(57)	—	2,139

Net cash provided by (used in) operating activities	1,320	(704)	2	—	618

Investing Activities
Purchases of short-term investments	(2,124)	—	—	—	(2,124)
Proceeds from maturities of short-term investments	2,124	—	—	—	2,124
Purchase of fixed assets	(93)	(5)	(1)	—	(99)
Increase in other assets	(245)	—	—	—	(245)
Increase in other intangible assets	(148)	—	—	—	(148)

Net cash provided by (used in) investing activities	(486)	(5)	(1)	—	(492)

Financing Activities
Net cash provided by financing activities	—	—	—	—	—

Effects of exchange rate changes on cash	10	(3)	(4)	—	3

Increase (decrease) in cash and cash equivalents, during the period	844	(712)	(3)	—	129

Cash and cash equivalents, beginning of period	16,402	8,556	165	—	25,123

Cash and cash equivalents, end of period	$17,246	$7,844	$162	$—	$25,252

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
18. Supplemental Consolidating Financial Information (cont’d)
Supplemental Consolidating Statements of Cash Flows for the three months ended March 31, 2006:

			Non-	Adjustments
	IMAX	Guarantor	Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
	As restated	As restated	As restated	As restated	As restated

Cash provided by (used in):

Operating Activities
Net earnings (loss)	$(3,738)	$185	$34	$(219)	$(3,738)
Net (earnings) from discontinued operations	(2,300)	—	—	—	(2,300)
Items not involving cash:
Depreciation and amortization	3,257	132	1	—	3,390
Write-downs	143	—	—	—	143
Loss (income) from equity-accounted investees	(219)	—	—	219	—
Change in deferred income taxes	(1,383)	(4)	—	—	(1,387)
Stock and other non-cash compensation	1,605	—	—	—	1,605
Unrealized foreign exchange loss	(29)	—	—	—	(29)
Interest on short-term investments	(85)	—	—	—	(85)
Investment in film assets	(1,651)	—	—	—	(1,651)
Changes in other non-cash operating assets and liabilities	(3,230)	1,651	(11)	—	(1,590)

Net cash provided by (used in) operating activities	(7,630)	1,964	24	—	(5,642)

Investing Activities
Purchases of short-term investments	(4,098)	—	—	—	(4,098)
Proceeds from maturities of short-term investments	4,097	—	—	—	4,097
Purchase of fixed assets	(35)	(57)	—	—	(92)
Increase in other assets	(187)	—	—	—	(187)
Increase in other intangible assets	(91)	—	—	—	(91)

Net cash used in investing activities	(314)	(57)	—	—	(371)

Financing Activities
Common shares issued	254	—	—	—	254

Net cash provided by financing activities	254	—	—	—	254

Effects of exchange rate changes on cash	(38)	16	(13)	—	(35)

Decrease in cash & cash equivalents from continuing operations	(7,728)	1,923	11	—	(5,794)
Increase in cash and cash equivalents provided by investing activities from discontinued operations	3,493	—	—	—	3,493

Decrease in cash and cash equivalents, during the period	(4,235)	1,923	11	—	(2,301)

Cash and cash equivalents, beginning of period	17,402	6,728	194	—	24,324

Cash and cash equivalents, end of period	$13,167	$8,651	$205	$—	$22,023

19. Financial Statement Presentation
Certain comparative figures have been reclassified to conform with the presentation adopted in the current year and certain 2006 figures have been restated as set out in note 2.

IMAX CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
The principal business of IMAX Corporation together with its wholly-owned subsidiaries (the “Company”) is the design, manufacture, sale or lease of theater systems for large-format theaters including commercial theaters, museums and science centers, and destination entertainment sites. In addition, the Company specializes in digital and film based motion picture technologies, designs and manufactures high-end sound systems and produces and distributes large-format films. At March 31, 2007, there were 284 IMAX theaters operating in 40 countries.
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
Accounting Policies and Estimates
The Company reports its results under United States Generally Accepted Accounting Principles (“U.S. GAAP”).
The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates its estimates, including those related to accounts receivable, net investment in leases, inventories, property, plant and equipment, film assets, investments, other assets, intangible assets, income taxes, contingencies and litigation. Management bases its estimates on historical experience, future expectations and other assumptions that are believed to be reasonable at the date of the condensed consolidated financial statements. Actual results may differ from these estimates due to uncertainty involved in measuring, at a specific point in time, events which are continuous in nature, and the differences may be material. The Company’s significant accounting policies are discussed in note 2 to its audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and are summarized below.
Restatement of Previously Issued Financial Statements
In 2006, the Company has identified certain errors related to: (a) revenue recognition resulting from the Company’s review of its theater system arrangements over the past 5 years period ended December 31, 2006 in response to comments received from the staff of both the United States Securities and Exchange Commission (“SEC”) and the Ontario Securities Commission (“OSC”) which indicated insufficient analysis of various sales and lease transactions and the accounting effect of certain contractual provisions within them; and misallocations of consideration to elements within certain multiple element arrangements; (b) capitalization of costs into inventory and films assets and amortization of film assets in accordance with SOP 00-2 “Accounting by Producers or Distributors of Films” (“SOP 00-2”); (c) income tax liabilities resulting from failure to make certain tax elections on a timely basis and (d) certain other items in note 3 of the condensed consolidated financial statements. In addition, in the preparation of the consolidated financial statements for the year ended December 31, 2006, the Company recorded other adjustments related to prior periods’ unadjusted differences that had been deemed not to be material and adjustments related to prior periods recorded through 2006 opening retained earnings. The condensed consolidated financial statements for the three months ended March 31, 2006 have been restated to reflect these error corrections under U.S. GAAP. See note 3 to the condensed consolidated financial statements for additional details.

IMAX CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
OVERVIEW (cont’d)
Critical Accounting Policies
The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates its estimates, including those related to fair values associated with the individual elements in multiple element arrangements; residual values of leased theater systems; economic lives of leased assets; allowances for potential uncollectibility of accounts receivable, financing receivables and net investment in leases; provisions for inventory obsolescence; ultimate revenues for film assets; estimates of fair values for film assets, long-lived assets and goodwill; depreciable lives of property, plant and equipment; useful lives of intangible assets; pension plan assumptions; accruals for contingencies including tax contingencies; valuation allowances for deferred income tax assets; and, estimates of the fair value of stock-based payment awards. Management bases its estimates on historic experience, future expectations and other assumptions that are believed to be reasonable at the date of the condensed consolidated financial statements. Actual results may differ from these estimates due to uncertainty involved in measuring, at a specific point in time, events which are continuous in nature, and the differences may be material. The Company’s significant accounting policies are discussed in note 2 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
The Company considers the following critical accounting policies to have the most significant effect on its estimates, assumptions and judgments:
Revenue Recognition
The Company generates revenue from various sources as follows:
•	Design, manufacture, sale and lease of proprietary theater systems for IMAX theaters principally owned and operated by commercial and institutional customers located in 40 countries as of March 31, 2007;

•	Production, digital re-mastering, post-production and/or distribution of certain films shown throughout the IMAX theater network;

•	Operation of certain IMAX theaters primarily in the United States and Canada;

•	Provision of other services to the IMAX theater network including ongoing maintenance and extended warranty services for IMAX theater systems; and

•	Other activities, which includes short-term rental of cameras and aftermarket sales of projector system components.
     Multiple Element Arrangements
The Company’s revenue arrangements with certain customers may involve multiple elements consisting of a theater system (projector, sound system, screen system and, if applicable, a 3D glasses cleaning machine); services associated with the theater system including theater design support, supervision of installation, and projectionist training; a license to use of the IMAX brand; 3D glasses; maintenance and extended warranty services; and licensing of films. The Company evaluates all elements in an arrangement to determine what are considered typical deliverables for accounting purposes and which of the deliverables represent separate units of accounting based on the applicable accounting guidance in Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (“SFAS 13”); FASB Technical Bulletin No. 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts” (“FTB 90-1”); American Institute of Certified Public Accountants Statement of Position 00-2, “Accounting by Producers or Distributors of Films” (“SOP 00-2”); and Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). If separate units of accounting are either required under the relevant accounting standards or determined to be applicable under EITF 00-21, the total consideration received or receivable in the arrangement is allocated based on the applicable guidance in the above noted standards.

IMAX CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
OVERVIEW (cont’d)
Critical Accounting Policies (cont’d)
Revenue Recognition (cont’d)
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
     Sales Arrangements
For sales arrangements, the revenue allocated to the System Deliverable is recognized in accordance with the SEC Staff Accounting Bulletin No. 104, “Revenue Recognition (“SAB 104”), when all of the following conditions have been met: (i) the projector, sound system and screen system have been installed and are in full working condition, (ii) the 3D glasses cleaning machine, if applicable, has been delivered, (iii) projectionist training has been completed and (iv) the earlier of (a) receipt of written customer acceptance certifying the completion of installation and run-in testing of the equipment and the completion of projectionist training or (b) public opening of the theater, provided there is persuasive evidence of an arrangement, the price is fixed or determinable and collectibility is reasonably assured.
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

IMAX CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
OVERVIEW (cont’d)
Critical Accounting Policies (cont’d)
Revenue Recognition (cont’d)
     Lease Arrangements (cont’d)
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
     Joint Revenue Sharing Arrangements
For joint revenue sharing arrangements, where the Company receives a portion of the a theater’s box-office and concession revenue in exchange for placing a theater system at the theater operator’s venue, revenue is recognized when reported by the theater operator, provided that collection is reasonably assured. Revenue recognized related to these arrangements for the quarters ended March 31, 2007 and March 31, 2006 included in rental revenues was $0.4 million and $0.1 million, respectively.
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
     Terminations and Consensual Buyouts
The Company generally enters into theater system arrangements with customers that typically contain customer payment obligations prior to the scheduled installation of the theater system. During the period of time between signing and the installation of the theater system, which may extend several years, certain customers may be unable to, or elect not to, proceed with the theater system installation for a number of reasons including business considerations, or the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the arrangement may be terminated under the default provisions of the arrangement or by mutual agreement between the Company and the customer (a “consensual buyout”). Terminations by default are situations when a customer does not meet the payment obligations under an arrangement and the Company retains the amounts paid by the customer which are recorded in Other revenues. Under a consensual buyout, the Company and the customer agree, in writing, to a settlement and to release each other of any further obligations under the arrangement or an arbitrated settlement is reached. Any initial payments retained or additional payments received by the Company are recognized as revenue when the settlement arrangements are executed and the cash is received, respectively. These termination and consensual buyout amounts are recognized in Other revenues.

IMAX CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
OVERVIEW (cont’d)
Critical Accounting Policies (cont’d)
Revenue Recognition (cont’d)
      Terminations and Consensual Buyouts (cont’d)
In addition, since the introduction of IMAX MPX theater system components in 2003, the Company has agreed with several customers to convert their obligations for other theater system configurations that have not yet been installed to arrangements to acquire or lease the IMAX MPX theater system. The Company considers these situations to be a termination of the previous arrangement and origination of a new arrangement for the IMAX MPX theater system. The Company continues to defer an amount of any initial fees received from the customer such that aggregate of the fees deferred and the net present value of the future fixed initial and ongoing payments to be received from the customer equals the fair value of the IMAX MPX theater system to be leased or acquired by the customer. Any residual portion of the initial fees received from the customer for the terminated theater system is recorded in Other revenues at the time when the obligation for the original theater system is terminated and the IMAX MPX theater system arrangement is signed.
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
Revenues from digitally re-mastering (IMAX DMR) film where third parties own or hold the copyrights and the rights to distribute the film are derived in the form of processing fees and recoupments calculated as a percentage of box-office receipts generated from the re-mastered films. Processing fees are recognized as revenues when the performance of the related re-mastering service is completed, provided there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection is reasonable assured. Recoupments calculated as a percentage of box-office receipts are recognized as revenue when reported by the third party that owns or holds the related film right, provided that collection is reasonably assured.
Losses on film production and IMAX DMR services are recognized in the period when it is determined that the Company’s estimate of total revenues to be realized by the Company will not exceed estimated total production costs to be expended on the film production and the cost of IMAX DMR services.

IMAX CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
OVERVIEW (cont’d)
Critical Accounting Policies (cont’d)
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
The Company monitors the performance of the theaters to which it has leased or sold theater systems which are subject to ongoing payments. When facts and circumstances indicate that there is a potential impairment in the net investment in lease or a financing receivable, the Company will evaluate the potential outcome of either renegotiations involving changes in the terms of the receivable or defaults on the existing lease or financed sale agreements. The Company will record a provision if it is considered probable that the Company will be unable to collect all amounts due under the contractual terms of the arrangement or a renegotiated lease amount will cause a reclassification of the sales-type lease to an operating lease. When the net investment in lease or the financing receivable is impaired, the Company will recognize a valuation allowance for the difference between the carrying value in the investment and the present value of expected future cash flows discounted using the effective interest rate for the net investment in the lease or the financing receivable. If the Company expects to recover the theater system, the provision is equal to the excess of the carrying value of the investment over the fair value of the equipment. When the minimum lease payments for a lease are renegotiated and the lease continues to be classified as a sales-type lease, the reduction in payments is applied to reduce unearned finance income.
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

IMAX CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
OVERVIEW (cont’d)
Critical Accounting Policies (cont’d)
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
The Company has, on occasion, reclaimed theater systems from customers who have not fulfilled their contractual obligations. The valuation of returned theater systems is an area where significant estimates are made by the Company. The Company considers the configuration of theater systems returned and its current and anticipated future backlog in determining the fair value of the returned theater systems. Returned systems from lease arrangements are valued in inventory at the lower of original cost carrying value or fair value. Returned systems from sales arrangements are valued in inventory at the lower of carrying cost and fair value.
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
Deferred Tax Asset Valuation
As at March 31, 2007, the Company had net deferred income tax assets of $nil. The Company’s management assesses realization of its deferred tax assets based on all available evidence in order to conclude whether it is more likely than not that the deferred tax assets will be realized. Available evidence considered by the Company includes, but is not limited to, the Company’s historic operation results, projected future operating earnings results, reversing temporary differences, contracted sales backlog at March 31, 2007, changing business circumstances, and the ability to realize certain deferred tax assets through loss and tax credit carryback strategies. At March 31, 2007, the Company has determined that insufficient positive evidence exists to conclude that the deferred tax assets will be realized within the evaluation period.

IMAX CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
OVERVIEW (cont’d)
Critical Accounting Policies (cont’d)
Deferred Tax Asset Valuation (cont’d)
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
Impact of Recently Issued Accounting Pronouncements
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (an interpretation of FASB Statement No. 109), (“FIN 48”), which clarifies the relevant criteria and approach for the recognition, de-recognition and measurement of uncertain tax positions. FIN 48 was effective for the Company beginning January 1, 2007. The Company has assessed the effects of the provisions of FIN 48. The cumulative effect of the change in accounting principle to be recorded in the first quarter of 2007 is $2.1 million.
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
RESULTS OF OPERATIONS
As identified in note 14 to the condensed consolidated financial statements, the Company has six reportable segments identified by category of product sold or service provided: IMAX systems; film production and IMAX DMR; film distribution; film post-production; theater operations; and other. The IMAX systems segment designs, manufactures, sells or leases and maintains IMAX theater projection system equipment. The film production and IMAX DMR segment produces films and performs film re-mastering services. The film distribution segment distributes films for which the Company has distribution rights. The film post-production segment provides film post-production and film print services. The theater operations segment owns and operates certain IMAX theaters. The other segment includes camera rentals and other miscellaneous items. The accounting policies of the segments are the same as those described in note 2 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
The Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations have been organized and discussed with respect to the above stated segments. Management feels that a discussion and analysis is based on its segments is significantly more relevant as the Company’s consolidated statements of operations caption combine results from several segments.

IMAX CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
RESULTS OF OPERATIONS (cont’d)
Three Months Ended March 31, 2007 Versus Three Months Ended March 31, 2006
The Company reported a net loss from continuing operations before income taxes of $4.6 million or $0.11 per share on a diluted basis and a net loss from continuing operations after taxes of $4.8 million or $0.12 per share on a diluted basis for the first quarter of 2007. For the first quarter of 2006, the Company reported net loss from continuing operations before income taxes of $7.7 million or $0.19 per share on a diluted basis and net loss from continuing operations after taxes of $6.0 million or $0.15 per share on diluted basis.
Revenue
The Company’s revenues for the first quarter of 2007 increased 16.7% to $27.2 million from $23.3 million in the same period last year.
The following table sets forth the breakdown of revenue by category:

(In thousands of U.S. dollars)
	Three months ended March 31
	2007	2006

IMAX Systems Revenue
Sales and sales-type leases(1)	$6,443	$6,817
Ongoing rent(2)	2,547	2,173
Maintenance	4,094	3,773

	13,084	12,763

Films Revenue
Production and IMAX DMR	4,592	1,097
Distribution	3,410	3,424
Post-production	1,074	1,482

	9,076	6,003

Theater Operations	4,475	3,657

Other Revenue	522	842

	$27,157	$23,265

(1)	Includes initial rents and fees and the present value of fixed minimum rents and fees from equipment, sales and sales-type lease transactions.

(2)	Includes rental income from operating leases, revenues from joint revenue sharing arrangements, contingent rents from sales-type leases, contingent fees from sales arrangements and finance income.
IMAX systems revenue increased to $13.1 million in the first quarter of 2007 from $12.8 million in the first quarter of 2006, an increase of 2.5%. Revenue from sales and sales-type leases decreased to $6.4 million in the first quarter of 2007 from $6.8 million in the first quarter of 2006, a decrease of 5.5%, mainly due to the mix of theater system sales in the quarter. The Company also recognized $nil in settlement revenue during each of the first quarters of 2007and 2006.
The Company recognized revenue on five theater systems which qualified as either sales or sales-type leases in each of the first quarters of 2007 and 2006. There were four new theater systems with a value of $5.8 million recognized into revenue in the first quarter of 2007 compared to three new theater systems with a total value of $5.4 million recognized in the first quarter of 2006. One of the theater systems recognized in 2007 related to the sale of a used theater system versus two used theater systems in the first quarter of 2006. The aggregate sales value of the used systems sold in 2007 totaled $0.5 million compared to $1.2 million for the used systems sold in the first quarter of 2006.
Average revenue per sales and sales-type lease systems was consistent in each of the first quarters of 2007 and 2006 at $1.3 million.

IMAX CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
RESULTS OF OPERATIONS (cont’d)
Three Months Ended March 31, 2007 Versus Three Months Ended March 31, 2006 (cont’d)
Revenue (cont’d)
The table below illustrates the mix of theater systems recognized in the first quarter of 2007 compared to the same period in 2006.

	Three months ended
	March 31,
	2007	2006

Sales and Sales-type lease systems recognized
IMAX 2D GT	1	1
IMAX 3D GT	—	4
IMAX 2D SR	1	—
IMAX 3D MPX	3	—

	5	5

Ongoing rent revenue increased to $2.5 million in the first quarter of 2007 from $2.2 million in 2006 an increase of 17.2%. Revenues from joint revenue sharing arrangements, included in ongoing rent, increased from $0.1 million in the first quarter of 2006 to $0.4 million in the first quarter of 2007. The Company had the same five joint revenue sharing arrangements in each of these periods. Maintenance revenue increased 8.5% to $4.1 million over the prior year due to an increase in the theater network. The Company expects to see an increase in 2007 compared to 2006 in both ongoing rent and maintenance revenue as the Company’s theater network continues to grow in 2007.
Film segment revenues increased to $9.1 million in the first quarter of 2007 from $6.0 million in the first quarter of 2006, due primarily to an increase in IMAX DMR, slightly offset by a decrease in film post-production revenues. Film production and IMAX DMR revenues increased to $4.6 million in the first quarter of 2007 from $1.1 million in the first quarter of 2006. The increase in film production and IMAX DMR revenues was due primarily to IMAX DMR revenues gross box office performance of 300: An IMAX Experience, released in March 2007 and the continued success of Night at the Museum: An IMAX Experience, released in December 2006, which together performed better than the 2006 release of V for Vendetta: An IMAX Experience, released in March 2006, and the first quarter performance of Harry Potter and the Goblet of Fire: The IMAX Experience, released in November 2005. Film distribution revenues remained consistent at $3.4 million in both first quarters of 2007 and 2006. Film post-production revenues decreased to $1.1 million in the first quarter of 2007 from $1.5 million in the first quarter of 2006, mainly due to a decrease in third party business at the Company’s post-production unit.
Theater operations revenue increased to $4.5 million in the first quarter of 2007 from $3.7 million in the first quarter of 2006, due to an increase in attendance and average ticket prices of approximately 1.8% and 21.4%, respectively.
Other revenue decreased to $0.5 million in the first quarter of 2007 compared to $0.8 million in the same period in 2006. Other revenue primarily includes revenue generated from the Company’s camera and rental business and after market sales of projection system parts.
Outlook
Theater system installations slip from period to period in the course of the Company’s business, and the Company has seen a significant number of theater system installations originally anticipated for the third and fourth quarters of 2006 move to anticipated installations for 2007 and beyond. The Company currently has 22 complete theater systems in its backlog that it anticipates will be installed in 2007, however it cautions that slippages remain a recurring and unpredictable part of its business.
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

IMAX CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
RESULTS OF OPERATIONS (cont’d)
Three Months Ended March 31, 2007 Versus Three Months Ended March 31, 2006 (cont’d)
Outlook (cont’d)
The Company supplements its sale and lease of theater systems by offering clients joint revenue sharing arrangements, whereby the Company contributes its theater systems, accounted for at its manufactured cost for manufactured components and at the Company’s replacement cost for purchased components. Under some arrangements, the client contributes its retrofitted auditorium and there is a negotiated split of box-office revenues and concession revenues. The Company believes that, by offering such arrangements where exhibitors do not need to pay the initial capital required in a lease or a sale, the Company’s theater network can be expanded more rapidly, and provide the Company with a significant portion of the IMAX box-office from its theaters, as well as greater revenue from the studios releasing IMAX DMR films, for which the Company typically receives a percentage of the studio’s box-office receipts. In addition to the 5 joint revenue sharing arrangements in operation at the end of the first quarter 2007, the Company installed three additional joint revenue sharing theaters during the second quarter of 2007.
The Company believes that digital technology has evolved sufficiently that it can develop an IMAX digital projection system that delivers high quality imagery consistent with the Company’s brand to deliver to theaters by early 2009. The Company believes that the dramatic print cost savings that would result from an IMAX digital system could lead to more profitability for the Company by increasing the number of films released to the IMAX network, which in turn could result in more theaters in the Company’s network, more profits per theater and more profits for studios amortizing their films over the network. There are a number of risks inherent in the Company‘s digital strategy including the risk of exhibitors delaying theater system purchases during the Company’s transition period to digital, and the need to finance the Company‘s investments necessary for implementing this strategy. In addition, the Company’s theater system contracts are increasingly including provisions providing for customer upgrades to digital systems, when available. The accounting impact of such provisions may include the deferral of some or all of the revenue (though not the cash) associated with such system until the time of such digital upgrade. Such deferral could result in a significant increase in the Company’s deferred revenue accounts and a significant decrease in the Company’s reported profits prior to the delivery of the digital upgrade. The Company’s goal is to create a digital product that provides a differentiated experience to moviegoers that is consistent with what they have come to expect from the IMAX brand. The Company believes that transitioning from a film-based platform to a digital platform for a large portion of its customer base is compelling for a number of reasons. The savings to the studios as a result of eliminating film prints are considerable, as the typical cost of an IMAX film print ranges from $22.5 thousand per 2D print to $45 thousand per 3D print. Removing those costs will significantly increase the profit of an IMAX release for a studio which, the Company believes, provides more incentive for studios to release their films to IMAX theaters. The Company similarly believes that economics change favorably for its exhibition clients as a result of a digital transition, since lower print costs and the increased programming flexibility that digital delivery provides should allow theaters to program three to four additional IMAX DMR films per year, thereby increasing both customer choice and total box-office revenue. Finally, digital transmission allows for the opportunity to show attractive alternate programming, such as live events like the Super Bowl or World Cup, in the immersive environment of an IMAX theater.
Gross Margin
The gross margin across all segments in the first quarter of 2007 was $11.4 million, or 41.9% of total revenue, compared to $8.0 million, or 34.3% of total revenue in the first quarter of 2006. The increase in gross margin for the first quarter of 2007 is largely driven by the improved performance in the film segment.
IMAX theater systems margin was 57.7% in the first quarter of 2007, which was consistent with 57.5% experienced in the first quarter of 2006. Gross margins on sale of new systems was 54.4% in the first quarter of 2007 compared to 47.3% in the prior year quarter. Gross margins on the sale of used system in the first quarter of 2007 was 100% compared to 95.3% for the two used systems recognized in the prior year quarter.
The Company’s gross margin from its film segment increased in the first quarter of 2007 by $3.4 million. Film production and IMAX DMR gross margin increased by $2.9 million due primarily to the successful releases of 300: An IMAX Experience and Night at the Museum: An IMAX Experience. Film distribution margin increased by $0.8 million primarily due to higher margins earned on the mix of films in release during the current quarter versus the prior year quarter. Film post-production gross margin decreased by $0.3 million primarily due to a change in mix between internal and third party business.

IMAX CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
RESULTS OF OPERATIONS (cont’d)
Three Months Ended March 31, 2007 Versus Three Months Ended March 31, 2006 (cont’d)
Gross Margin (cont’d)
Theatre operations margin decreased $0.1 million in Q1 2007 as compared to first quarter of 2006 primarily due to higher film rentals fees (related to the strong box office performance of 300: The IMAX Experience) partially offset by the impact of higher revenues.
Other gross margin decreased slightly by $0.1 million in the first quarter of 2007, primarily as a result of increased activity from the Company’s camera and rental business.
Other
Selling, general and administrative expenses were $10.3 million in the first quarter of 2007 which included $0.8 million of legal fees as the Company incurred costs to respond to inquiries made by the SEC and OSC. Excluding these costs, selling, general and administrative expenses were $9.5 million in the first quarter of 2007 versus $10.6 million in the first quarter of 2006. The $1.1 million decrease included a decrease in the Company’s SERP as it amended its Supplemental Executive Retirement Plan (“the SERP”) on March 8, 2006 to reduce certain benefits, resulting in savings of $0.5 million in compensation expense for first quarter of 2007 compared to same quarter in 2006. There was also a decrease in professional fees of $0.4 million in the first quarter of 2007 as the Company incurred SFAS 123R implementation costs and costs to amend the SERP in the prior year period. Compensation expenses decreased by $0.4 million during the first quarter of 2007 as the Company incurred lower severance costs and employee bonus accruals. Partially offsetting these decreases was an increase in non-cash stock-based compensation for employees of $0.2 million during the first quarter of 2007 compared to the prior year quarter. Non-cash stock-based compensation includes stock options, stock appreciation rights and restricted shares issued to employees. The Company recorded a foreign exchange gain of $0.1 million in the first quarter of 2007, compared to a gain of less than $0.1 million in the first quarter of 2006. The Company records foreign exchange translation gains and losses primarily on a portion of its financing receivable balances which are denominated in Canadian dollars, Euros and Japanese Yen.
Receivable provisions net of recoveries for accounts receivable and financing receivables amounted to a net provision of less than $0.1 million in the first quarter of 2007, compared to a net provision of $0.1 million in the first quarter of 2006.
Interest income decreased slightly to $0.2 million in the first quarter of 2007 compared to $0.3 million in the prior year quarter.
Interest expense remained consistent $4.2 million for both first quarters of 2007 and 2006. Included in interest expense is the amortization of deferred finance costs in the amount of $0.2 million and $0.3 million in the first quarter of 2007 and 2006, respectively, relating to the Senior Notes due 2010. The Company’s policy is to defer and amortize all the costs relating to a debt financing over the life of the debt instrument.
Income Taxes
The Company’s effective tax rate differs from the statutory tax rate and will vary from year to year primarily as a result of numerous permanent differences, investments and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or reductions in the year, changes in the Company’s valuation allowance based on the Company’s recoverability assessments of deferred tax assets, and favorable or unfavorable resolution of various tax examinations. As of March 31, 2007, the Company had a gross deferred income tax asset of $53.8 million, against which the Company is carrying a $53.8 million valuation allowance.
Research and Development
Research and development expenses amounted to $1.5 million in the first quarter of 2007 compared to $0.9 million in 2006. The expenses primarily reflect research and development activities pertaining to a new digitally-based theater projector. Through research and development, the Company continues to design and develop cinema-based equipment, software and other technologies to enhance its product offering. The Company believes that the motion picture industry will be affected by the development of digital technologies, particularly in the areas of content creation (image capture), post-production (editing and special effects), distribution and display. Consequently, the Company has made significant investments in digital technologies, including the development of proprietary, patent-pending technology related to a digitally-based projector, as well as technologies to digitally enhance image resolution and quality of motion picture films, and convert monoscopic (2D) to stereoscopic (3D) images. The Company also holds a number of patents, patents pending and intellectual property rights in these areas.

IMAX CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
RESULTS OF OPERATIONS (cont’d)
Three Months Ended March 31, 2007 Versus Three Months Ended March 31, 2006 (cont’d)
Research and Development (cont’d)
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
Discontinued Operations
On December 23, 2003, the Company closed its owned and operated Miami IMAX theater. The Company completed its abandonment of assets and removal of its projection system from the theater in the first quarter of 2004, with no financial impact. The Company was involved in an arbitration proceeding with the landlord of the theater with respect to the amount owing to the landlord by the Company for lease and guarantee obligations. The amount of loss to the Company had been estimated as between $0.9 million and $2.3 million. Prior to 2006, the Company paid out $0.8 million with respect to amounts owing to the landlord. The Company paid out an additional $0.1 million and also accrued $0.8 million in net loss from discontinued operations related to Miami IMAX Theater in 2006. On January 4, 2007, as a result of a settlement negotiated between both parties, the Company paid out a final $0.8 million, extinguishing its obligations to the landlord.
On December 29, 2005, the Company and a previously wholly-owned subsidiary, Digital Projection International (“DPI”), entered into an agreement to settle its loan agreements in exchange for a payment of $3.5 million. During the first quarter of 2006, the Company recognized $2.3 million in income from discontinued operations as a result of this settlement.
Pension Plan Amendment
On March 8, 2006, the Company and the Co-CEOs negotiated an amendment to the unfunded U.S. defined benefit pension plan, the Supplemental Executive Retirement Plan (the SERP ) covering its two Co-CEOs which reduced the related pension expense to the Company. Under the original terms of the SERP, once benefit payments begin, the benefit is indexed annually to the cost of living and further provides for 100% continuance for life to the surviving spouse. The Company was represented by the independent directors (as defined in Rule 4200(a)(15) of the NASDAQ Marketplace Rules and Section 1.4 of Multilateral Instrument 52-110 (“Independent Directors”)), who retained Mercer Human Resources Consulting (“Mercer”) and outside legal counsel to advise them on certain analyses regarding the SERP. Under the terms of the SERP amendment, to reduce the ongoing costs to the Company, the cost of living adjustment and surviving spouse benefits previously owed to the Co-CEOs are each reduced by 50%, subject to a recoupment of a percentage of such benefits upon a change of control of the Company, and the net present value of the reduced benefit payments is accelerated and paid out upon a change of control of the Company. The benefits were 50% vested as of July 2000, the SERP initiation date. The vesting percentage increases on a straight-line basis from inception until age 55. The vesting percentage of a member whose employment terminates other than by voluntary retirement or upon change of control shall be 100%. As of March 31, 2007, one of the Co-CEOs was 100% vested and the other Co-CEOs was approximately 83% vested.

IMAX CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
LIQUIDITY AND CAPITAL RESOURCES
Credit Facility
On February 6, 2004, the Company entered into a Loan Agreement for a secured revolving credit facility as amended on June 30, 2005 and as further amended by the Second Amendment to the Loan Agreement which was entered into with effect from May 16, 2006 (the “Credit Facility”). The Credit Facility is a revolving credit facility expiring on October 31, 2009 with an optional one year renewal thereafter contingent upon approval by the lender, permitting maximum aggregate borrowings of $40.0 million, subject to a borrowing base calculation which includes the Company’s financing receivables, operating leases, finished goods inventory and capital assets with certain reserve requirements and deductions for outstanding letters of credit. As at March 31, 2007, the Company’s current borrowing capacity under such calculation is $22.4 million after deduction for outstanding letters of credit of $10.6 million. The Credit Facility bears interest at the applicable prime rate per annum or LIBOR plus a margin as specified therein per annum and is collateralized by a first priority security interest in all of the current and future assets of the Company. The Credit Facility contains typical affirmative and negative covenants, including covenants that restrict the Company’s ability to: incur certain additional indebtedness; make certain loans, investments or guarantees; pay dividends; make certain asset sales; incur certain liens or other encumbrances; conduct certain transactions with affiliates and enter into certain corporate transactions. In addition, the Credit Facility agreement contains customary events of default, including upon an acquisition or a change of control that may have a material adverse effect on the Company or a guarantor. The Credit Facility also requires the Company to maintain, over a period of time, a minimum level of cash collections and a minimum level of adjusted earnings before interest, taxes, depreciation and amortization including film asset amortization, stock and non-cash compensation, write downs (recoveries), and asset impairment charges, and other non-cash uses of funds trailing four quarter basis on a calculated quarterly, of not less than $20.0 million.
The Company was in compliance with its adjusted EBITDA covenant as of March 31, 2007.
In March 2007, the Company delayed the filing of its Annual Report on Form 10-K for the year ended December 31, 2006 beyond the filing deadline in order to restate financial statements for certain periods during fiscal years 2002 — 2006. On March 27, 2007, the Credit Facility lender waived the requirement for the Company to deliver audited consolidated financial statements within 120 days of the end of the fiscal year ended December 31, 2006, provided such statements and documents are delivered on or before June 30, 2007. On June 27, 2007, the Credit Facility lender agreed that an event of default would not deemed to have occurred unless the Company’s 10-K filing does not occur by July 31, 2007 or upon the occurrence and continuance of an event of default under the Company’s indenture governing its Senior Notes, which goes uncured within the application grace period.
Cash and Cash Equivalents
As at March 31, 2007, the Company’s principal sources of liquidity included cash and cash equivalents of $25.3 million, short-term investments of $2.1 million, the Credit Facility, trade accounts receivable of $18.7 million and anticipated collection from financing receivables due in the next 12 months of $11.9 million. As at March 31, 2007, the Company has not drawn down on the Credit Facility, and has letters of credit for $10.6 million secured by the Credit Facility arrangement.
The Company believes that cash flow from operations together with existing cash and borrowing available under the Credit Facility will be sufficient to fund the Company’s business operations, including its strategic initiatives relating to joint revenue sharing arrangements and to fund the development of its digitally-based projection system. The Company similarly believes it will be able to continue to meet customer commitments for at least the 12 month period commencing December 31, 2006. However, the Company’s operating cash flow will be adversely impacted if management’s projections of future signings and installations are not realized. The Company forecasts its short-term liquidity requirements on a quarterly and annual basis. Since the Company’s future cash flows are based on estimates and there may be factors that are outside of the Company’s control (see “Risk Factors” in Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006), there is no guarantee the Company will continue to be able to fund its operations through cash flows from operations. Under the terms of the Company’s typical theater system component lease agreement, the Company receives substantial cash payments before the Company completes the performance of its obligations. Similarly, the Company receives cash payments for some of its film productions in advance of related cash expenditures.
The Company’s net cash provided by (used in) operating activities is impacted by a number of factors, including the proceeds associated with new signings of theater system component lease and sale agreements in the year, costs associated with contributing systems under joint box-office sharing arrangements, the box-office performance of large-format films distributed by the Company and/or exhibited in the Company’s theaters, increases or decreases in the Company’s operating expenses, including research and development, and the level of cash collections received from its customers.

IMAX CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
LIQUIDITY AND CAPITAL RESOURCES (cont’d)
Cash and Cash Equivalents (cont’d)
Cash provided by operating activities amounted to $0.6 million for the period ended March 31, 2007. Changes in other non-cash operating assets as compared to December 31, 2006 include a $0.2 million increase in commissions and other deferred selling expenses, a decrease of $0.2 million in inventories, a decrease of $0.1 million in financing receivables, a $7.3 million decrease in accounts receivable and a $0.9 million decrease in prepaid expenses, which mostly relates to prepaid film print costs that will be expensed over the period to be benefited. Changes in other non-cash operating liabilities as compared to December 31, 2006 include an increase in deferred revenue of $1.0 million, a decrease in accounts payable of $6.2 million and a decrease of $1.0 million in accrued liabilities. Included in accrued liabilities for the period ended March 31, 2007 were $26.4 million in respect of accrued pension obligations which are mostly long-term in nature. Investments in film assets were $1.3 million.
Net cash used in investing activities amounted to $0.5 million in the first quarter of 2007, which includes purchases of short-term investments of $2.1 million, proceeds from maturities of short-term investments of $2.1 million, purchases of $0.1 million in fixed assets, an increase in other assets of $0.3 million and an increase in other intangible assets of $0.1 million.
Cash provided by financing activities in the first quarter of 2007 amounted to $nil million.
Capital expenditures including the purchase of fixed assets and investments in film assets were $1.4 million for the first quarter of 2007.
Cash used in operating activities amounted to $5.6 million for the quarter ended March 31, 2006. Changes in other non-cash operating assets and liabilities include a decrease in accounts payable of $1.6 million, an increase in accrued liabilities of $2.2 million, an increase in deferred revenue of $0.3 million, and an increase of $2.4 million in inventories. Cash used by investing activities for the quarter ended March 31, 2006 amounted to $0.4 million, primarily consisting of $4.1 million invested in short-term investments and $4.1 million received from proceeds of short-term investments. Cash provided by financing activities amounted to $0.3 million due to the issuance of common shares through the exercise of stock options. Capital expenditures including the purchase of fixed assets net of sales proceeds and investments in film assets were $1.7 million for the first quarter of 2006.
Letters of Credit and Other Commitments
As at March 31, 2007, the Company has letters of credit of $10.6 million outstanding, of which the entire balance has been secured by the Credit Facility. In addition, the Company has performance guarantees outstanding of $0.6 million that have been guaranteed through Export Development Canada.
Senior Notes due 2010
As at March 31, 2007, the Company had outstanding $159.0 million aggregate principal of Registered Senior Notes and $1.0 million aggregate principal of Unregistered Senior Notes. The Registered Senior Notes and the Unregistered Senior Notes are referred to herein as the “Senior Notes. “
The terms of the Company’s Senior Notes impose certain restrictions on its operating and financing activities, including certain restrictions on the Company’s ability to: incur certain additional indebtedness; make certain distributions or certain other restricted payments; grant liens; create certain dividend and other payment restrictions affecting the Company’s subsidiaries; sell certain assets or merge with or into other companies; and enter into certain transactions with affiliates. The Company believes these restrictions will not have a material impact on its financial condition or results of operations.
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

IMAX CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations(cont’d)
Senior Notes due 2010 (cont’d)
On April 16, 2007 the Company completed a consent solicitation, receiving consents from holders of approximate 60% aggregate principal amount of the Senior Notes (the “Consenting Holders”) to execute a ninth supplemental indenture (the “Supplemental Indenture”) to the Indenture with the Guarantors named therein and U.S. Bank National Association. The Supplemental Indenture waived any defaults existing at such time arising from a failure by the Company to comply with the reporting covenant and extended until May 31, 2007, or at the Company’s election until June 30, 2007 (the “Covenant Reversion Date”), the date by which the Company’s failure to comply with the reporting covenant shall constitute a default, or be the basis for an event of default under the Indenture. The Company paid consent fees of $1.0 million to the Consenting Holders. On May 30, 2007, the Company provided notice to the holders of the Senior Notes of its election to extend the Covenant Reversion Date to June 30, 2007. The Company paid additional consent fees of $0.5 million to the Consenting Holders. Because the Company did not file its Annual Report on Form 10-K for the year ended December 31, 2006 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 by June 30, 2007, it was in default of the reporting covenant under the Indenture on July 1, 2007, and received notice of such default on July 2, 2007. The Company will cure such default under the Indenture, which provides for a 30-day cure period for defaults under the reporting covenant, by filing the 10-K and this 10-Q by the end of the 30-day cure period.
Pension and Postretirement Obligations
The Company has a defined benefit pension plan, the SERP, covering its two Co-CEOs. As at March 31, 2007, the Company had an unfunded and accrued projected benefit obligation of approximately $26.4 million (December 31, 2006 — $26.1 million) in respect of the SERP. At the time the Company established the SERP, it also took out life insurance policies on its two Co-CEOs with coverage amounts of $21.5 million in aggregate. The Company intends to use the proceeds of life insurance policies taken on its Co-CEOs to be applied towards the benefits due and payable under the SERP, although there can be no assurance that the Company will ultimately do so. As at March 31, 2007, the cash surrender value of the insurance policies is $4.5 million (December 31, 2005 — $4.3 million).
In July 2000, the Company agreed to maintain health benefits for its two Co-CEOs upon retirement. As at December 31, 2006, the Company had an unfunded benefit obligation of $0.4 million (December 31, 2005 — $0.4 million).
On March 8, 2006, the Company and the Co-CEOs negotiated an amendment to the SERP covering its two Co-CEOs effective January 1, 2006 which reduced the related pension expense to the Company. Under the original terms of the SERP, once benefit payments begin, the benefit is indexed annually to the cost of living and further provides for 100% continuance for life to the surviving spouse. The Company represented by the Independent Directors, who retained Mercer Human Resources Consulting (“Mercer”) and outside legal counsel to advise them on certain analyses regarding the SERP. Under the terms of the SERP amendment, to reduce the ongoing costs to the Company, the cost of living adjustment and surviving spouse benefits previously owed to the Co-CEOs are each reduced by 50%, subject to a recoupment of a percentage of such benefits upon a change of control of the Company, and the net present value of the reduced benefit payments is accelerated and paid out upon a change of control of the Company. The amendment resulted in a credit to accumulated other comprehensive income of $2.8 million, a reduction of pension assets of $3.4 million, and a reduction in the accrued pension liability of $6.2 million. The benefits were 50% vested as of July 2000, the SERP initiation date. The vesting percentage increases on a straight-line basis from inception until age 55. The vesting percentage of a member whose employment terminates other than by voluntary retirement or upon change of control shall be 100%. As of March 31, 2007, one of the Co-CEO’s benefits were 100% vested and the other Co-CEO’s benefits were approximately 83% vested.
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
Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the specified time periods and that such information is accumulated and communicated to management, including the Co-CEOs and CFO, to allow timely discussions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
The Company’s management, with the participation of its Co-CEOs and its CFO, have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of March 31, 2007. Based on that evaluation, the Co-CEOs and the CFO have concluded that the Company’s disclosure controls and procedures were not effective as at March 31, 2007. In making this evaluation, management considered, among other matters: the identification of certain material weaknesses in the Company’s internal control over financial reporting, as discussed in the Company’s 2006 Form 10-K (and as described below); and the conclusion of the Co-CEOs and the CFO that the Company’s disclosure controls and procedures as at December 31, 2006 were not effective, as discussed in the Company’s 2006 Form 10-K.
MATERIAL WEAKNESSES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
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
As previously disclosed in Item 9A of the Company’s 2006 Form 10-K, the Company’s Co-CEOs and CFO assessed the effectiveness of the Company’s internal control over financial reporting, and concluded that the following material weaknesses in internal control over financial reporting existed as at December 31, 2006, all of which had not yet been remediated as at March 31, 2007:

IMAX CORPORATION

Item 4.	Controls and Procedures (cont’d)
MATERIAL WEAKNESSES IN INTERNAL CONTROL OVER FINANCIAL REPORTING (cont’d)
Application of U.S. GAAP
Five of the Company’s material weaknesses relate to controls over the analysis and review of certain transactions to be able to correctly apply U.S. GAAP to record those transactions. The financial impact of these material weaknesses on the Company’s restated financial results was principally related to the analysis and review of transactions which were complex or nonstandard. These material weaknesses are:
1.	The Company did not maintain adequate controls, including period-end controls, over the analysis and review of revenue recognition for sales and lease transactions in accordance with U.S. GAAP. Specifically, effective controls were not maintained to correctly assess the identification of deliverables and their aggregation into units of accounting and in certain cases the point when certain units of accounting were substantially complete to allow for revenue recognition on a theatre system.

In addition, the Company did not have effective controls over other aspects of such transactions including identifying the fair values of certain future deliverables, identifying certain clauses in arrangements that impact revenue recognition accounting for warranty costs, the appropriate accounting for certain settlement agreements and the recognition of finance income on impaired receivables.

2.	The Company did not maintain effective controls, including period-end controls, over accounting for film transactions in accordance with U.S. GAAP. Specifically, effective controls were not maintained related to the classification and accurate recording of marketing and advertising costs of co-produced film productions, production fees on co-produced films and the application of the individual-film forecast computation method to film assets, participation liabilities and deferred production fees.

3.	The Company did not maintain effective controls, including period-end controls, over the accounting for contract origination costs in accordance with U.S. GAAP. Specifically, effective controls were not maintained related to the classification of fees paid to a professional services firm.

4.	The Company did not maintain adequate controls over the complete and accurate recording of post-retirement benefits other than pensions in accordance with U.S. GAAP. Specifically, effective controls were not maintained over the complete identification of all relevant contractual provisions within its executive employment contracts.

5.	The Company did not maintain effective controls over the intraperiod allocation of the provision for income taxes in accordance with U.S. GAAP. Specifically, effective controls were not in place such that the tax provisions were appropriately allocated to continuing operations, discontinued operations, and accumulated other comprehensive income.
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

In addition to the restatements and audit adjustments discussed in the Company’s 2006 Form 10-K, each of these control deficiencies above could result in a misstatement of certain account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Management determined that each of these control deficiencies set forth above constitutes a material weakness at March 31, 2007.

IMAX CORPORATION
Item 4. Controls and Procedures (cont’d)
REMEDIATION PLAN
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
The Company will enhance its controls to capture all post-retirement benefits other than pensions included within executive employment contracts. Management is currently considering various ways of meeting this objective efficiently and effectively.
The Company will enhance its controls in accounting for intraperiod allocations of income taxes. Management is currently considering various ways of meeting this objective effectively.
The Company’s management, including the Co-CEOs and CFO, is committed to implementing its remediation plan as soon as practicable.
CHANGES IN INTENRAL CONTROL OVER FINANCIAL REPORTING
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

IMAX CORPORATION
PART II OTHER INFORMATION

Item 1.	Legal Proceedings
(a)	In March 2005, the Company, together with Three-Dimensional Media Group, Ltd. (“3DMG”), filed a complaint in the U.S. District Court for the Central District of California, Western Division, against In-Three, Inc. (“In-Three”) alleging patent infringement. On March 10, 2006, the Company and In-Three entered into a settlement agreement settling the dispute between the Company and In-Three. On June 12, 2006, the U.S. District Court for the Central District of California, Western Division, entered a stay in the proceedings against In-Three pending the arbitration of disputes between the Company and 3DMG. Arbitration was initiated by the Company against 3DMG on May 15, 2006 before the International Centre for Dispute Resolution in New York, alleging breaches of the license and consulting agreements between the Company and 3DMG. On June 15, 2006, 3DMG filed an answer denying any breaches and asserting counterclaims that the Company breached the parties’ license agreement. On June 21, 2007, the Arbitration Panel unanimously denied 3DMG’s Motion for Summary Judgment filed on April 11, 2007 concerning the Company’s claims and 3DMG’s counterclaims. An evidentiary hearing on liability issues has been set for September 2007 with further proceedings on damages issues to be scheduled if and when necessary. The Company will continue to pursue its claims vigorously and believes that all allegations made by 3DMG are without merit. The Company further believes that the amount of loss, if any, suffered in connection with the counterclaims would not have a material impact on the financial position or operations of the Company, although no assurance can be given with respect to the ultimate outcome of the arbitration.

(b)	In January 2004, the Company and IMAX Theater Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages of approximately $3.7 million before the International Court of Arbitration of the International Chambers of Commerce (the “ICC”) with respect to the breach by Electronic Media Limited (“EML”) of its December 2000 agreement with the Company. In June 2004, the Company commenced a related arbitration before the ICC against EML’s affiliate, E-CITI Entertainment (I) PVT Limited (“E-Citi”), seeking $17.8 million in damages as a result of E-Citi’s breach of a September 2000 lease agreement. The arbitration hearing on both claims took place in November 2005. On February 1, 2006, the ICC issued an award on liability finding unanimously in the Company’s favor on all claims. The ICC hearings to determine the amount of damages to be awarded to the Company took place in July 2006, and a further hearing took place on December 2006. The ICC panel has not yet rendered its decision with respect to damages and no amount has yet been recorded for these damages.

(c)	In June 2004, Robots of Mars, Inc. (“Robots”) initiated an arbitration proceeding against the Company in California with the American Arbitration Association pursuant to an arbitration provision in a 1994 film production agreement between Robots’ predecessor-in-interest and a subsidiary of the Company, asserting claims for breach of contract, fraud, breach of fiduciary duty and intentional interference with contract. Robots is seeking an accounting of the Company’s revenues and an award of all sums alleged to be due to Robots under the production agreement, as well as punitive damages. The Company intends to vigorously defend the arbitration proceeding and believes the amount of the loss, if any, that may be suffered in connection with this proceeding will not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of such arbitration.

(d)	The Company and certain of its officers and directors were named as defendants in eight purported class action lawsuits filed between August 11, 2006 and September 18, 2006, alleging violations of U.S. federal securities laws. These eight actions were filed in the U.S. District Court for the Southern District of New York. The lawsuits, brought on behalf of shareholders who purchased the Company’s common stock between October 28, 2004 and August 9, 2006, allege primarily that the defendants engaged in securities fraud by disseminating materially false and misleading statements during the class period regarding the Company’s revenue recognition of theater system installations, and failing to disclose material information concerning the Company’s revenue recognition practices. These lawsuits seek unspecified compensatory damages, costs, and expenses. On January 18, 2007, the Court consolidated all eight class action lawsuits and appointed Westchester Capital Management, Inc. as the lead plaintiff and Abbey Spanier Rodd Abrams & Paradis LLP as lead plaintiff’s counsel. On April 26, 2007, the lead plaintiff and the Company entered into a stipulation extending the time in which the lead plaintiff must file a consolidated amended complaint until sixty days after the Company files its Annual Report on Form 10-K for the year ended December 31, 2006. The lawsuit is at a very early stage and as a result the Company is not able to estimate a potential loss exposure. The Company believes the allegations made against it in the complaints are meritless and will vigorously defend the matter, although no assurances can be given with respect to the outcome of such proceedings. The Company expects to receive reimbursement for costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits.

IMAX CORPORATION
PART II OTHER INFORMATION (cont’d)

Item 1.	Legal Proceedings (cont’d)
(e)	A class action lawsuit was filed on September 20, 2006 in the Ontario Superior Court of Justice against the Company and certain of its officers and directors, alleging violations of Canadian securities laws. This lawsuit was brought on behalf of shareholders who acquired the Company’s securities between February 17, 2006 and August 9, 2006. The lawsuit is in a very early stage and seeks unspecified compensatory and punitive damages, as well as costs and expenses. As a result, the Company is unable to estimate a potential loss exposure. The Company believes the allegations made against it in the statement of claim are meritless and will vigorously defend the matter, although no assurance can be given with respect to the ultimate outcome of such proceedings. The Company expects to receive reimbursement for costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits.

(f)	On May 10, 2007, Catalyst Fund Limited Partnership II, a holder of the Company’s Senior Notes, filed a complaint against the Company in the Supreme Court of the State of New York, New York County alleging common law fraud, challenging the consent solicitation through which the Company requested and obtained a waiver of any and all defaults arising from a failure to comply with the reporting covenant under the Indenture governing the Senior Notes, and seeking a declaration that the consent solicitation was legally ineffective due to alleged misstatements made by the Company. The complaint further seeks a declaration that the Company has defaulted on its reporting obligations under the Indenture as a result of its failure to timely file its annual and quarterly reports, and the Company’s stated expectation that it will restate certain of the financial statements it filed during the 2001 through 2006 time period. The litigation is at a preliminary stage and as a result, the Company is not able to estimate a potential loss exposure. On June 29, 2007, the Company moved to dismiss the complaint in its entirety. The Company believes the complaint is completely without merit and intends to vigorously defend the case, although no assurances can be given with respect to the outcome of such proceedings.

(g)	In addition to the matters described above, the Company is currently involved in other legal proceedings which, in the opinion of the Company’s management, will not materially affect the Company’s financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such proceedings.

Item 1A.	Risk Factors
There have been no material changes to the factors disclosed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 6.	Exhibits
(a) Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated July 20, 2007, by Bradley J. Wechsler.

31.2	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated July 20, 2007, by Richard L. Gelfond.

31.3	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated July 20, 2007, by Edward MacNeil.

32.1	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated July 20, 2007, by Bradley J. Wechsler.

32.2	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated July 20, 2007, by Richard L. Gelfond.

32.3	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated July 20, 2007, by Edward MacNeil.

IMAX CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMAX CORPORATION
Date: July 20, 2007	By:	/s/ Edward MacNeil
Edward MacNeil
Chief Financial Officer (Principal Financial Officer)

Date: July 20, 2007	By:	/s/ Jeffrey Vance
Jeffrey Vance
Co-Controller (Principal Accounting Officer)

Date: July 20, 2007	By:	/s/ Vigna Vivekanand
Vigna Vivekanand
Co-Controller (Principal Accounting Officer)