Form 10-Q
period 2007-06-30
IMAX CORP
filed 2007-08-10
CIK 921582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 31, 2007

Common stock, no par value	40,288,074

IMAX CORPORATION

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	38

Item 3.	Quantitative and Qualitative Factors about Market Risk	58

Item 4.	Controls and Procedures	58

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	61

Item 1A.	Risk Factors	62

Item 6.	Exhibits	62

Signatures		63
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
Page
PART I    FINANCIAL INFORMATION
Item 1.      Financial Statements
                  The following Condensed Consolidated Financial Statements are filed as part of this Report:

IMAX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
In accordance with United States Generally Accepted Accounting Principles
(in thousands of U.S. dollars)

	June 30, 2007	December 31,
	(unaudited)	2006
Assets
Cash and cash equivalents	$16,310	$25,123
Short-term investments	2,164	2,115
Accounts receivable, net of allowance for doubtful accounts of $3,112 (2006 - $3,253)	26,354	26,017
Financing receivables (note 4)	62,792	65,878
Inventories (note 5)	27,122	26,913
Prepaid expenses	3,052	3,432
Film assets	4,178	1,235
Property, plant and equipment	24,507	24,389
Other assets	12,174	10,365
Goodwill	39,027	39,027
Other intangible assets	2,526	2,547

Total assets	$220,206	$227,041

Liabilities
Accounts payable	$8,454	$11,426
Accrued liabilities (notes 9(h),14(a), 17(a), 17(c))	54,454	51,052
Deferred revenue	61,074	56,694
Senior Notes due 2010 (note 6)	160,000	160,000

Total liabilities	283,982	279,172

Commitments and contingencies (notes 8 and 9)

Shareholders’ equity (deficit)
Capital stock (note 14) common shares — no par value. Authorized — unlimited number. Issued and outstanding — 40,288,074 (2006 — 40,285,574)	122,032	122,024
Other equity	3,400	2,937
Deficit	(189,718)	(178,274)
Accumulated other comprehensive income	510	1,182

Total shareholders’ deficit	(63,776)	(52,131)

Total liabilities and shareholders’ equity (deficit)	$220,206	$227,041

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
In accordance with United States Generally Accepted Accounting Principles
(in thousands of U.S. dollars, except per share amounts)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
		As restated		As restated
		(note 3)		(note 3)
Revenues
Equipment and product sales	$6,813	$15,358	$13,918	$23,178
Services	16,329	19,708	33,974	33,142
Rentals	1,607	1,416	2,828	2,315
Finance income	1,181	1,627	2,367	2,739
Other	1,539	—	1,539	—

	27,469	38,109	54,626	61,374

Cost of goods sold, services and rentals
Equipment and product sales	3,813	8,910	7,756	13,116
Services	10,682	13,050	21,958	23,667
Rentals	719	461	1,268	926
Other	19	—	19	—

	15,233	22,421	31,001	37,709

Gross margin	12,236	15,688	23,625	23,665

Selling, general and administrative expenses (note 10)	11,168	9,554	21,510	20,107
Research and development	1,121	664	2,616	1,579
Amortization of intangibles	141	132	277	324
Receivable provisions net of (recoveries) (note 12)	(31)	(252)	(25)	(109)

Earnings (loss) from operations	(163)	5,590	(753)	1,764

Interest income	227	280	453	533
Interest expense	(4,375)	(4,242)	(8,624)	(8,399)

Earnings (loss) from continuing operations before income taxes	(4,311)	1,628	(8,924)	(6,102)
(Provision for) recovery of income taxes	(260)	2	(427)	1,694

Net earnings (loss) from continuing operations	(4,571)	1,630	(9,351)	(4,408)
Net earnings from discontinued operations	—	—	—	2,300

Net earnings (loss)	$(4,571)	$1,630	$(9,351)	$(2,108)

Earnings (loss) per share
Earnings (loss) per share — basic and diluted:
Net earnings (loss) from continuing operations	$(0.11)	$0.04	$(0.23)	$(0.10)
Net earnings from discontinued operations	$—	$—	$—	$0.05

Net earnings (loss)	$(0.11)	$0.04	$(0.23)	$(0.05)

Other comprehensive income consists of:
Actuarial loss resulting from amendment (net of tax provision of $nil)	$(997)	$—	$(997)	$—
Amortization of prior service credits (net of tax provision of $73 and $nil for the three months ended June 30, 2007 and 2006, respectively, and $149 and $nil for the six months ended June 30, 2007 and 2006, respectively)	$164	$—	$325	$—

	$(833)	$—	$(672)	$—

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In accordance with United States Generally Accepted Accounting Principles
(in thousands of U.S. dollars)
(unaudited)

	Six months ended
	June 30,
	2007	2006
		As restated
		(note 3)
Cash provided by (used in):

Operating Activities
Net loss	$(9,351)	$(2,108)
Net (earnings) from discontinued operations	—	(2,300)
Items not involving cash:
Depreciation and amortization (note 11)	6,231	7,614
Write-downs (note 11)	(25)	(109)
Change in deferred income taxes	(149)	(1,604)
Stock and other non-cash compensation	2,006	2,554
Non-cash foreign exchange gain	(623)	(405)
Interest on short-term investments	(49)	(179)
(Increase) in cash surrender value of life insurance	(16)	(6)
Investment in film assets	(5,590)	(5,696)
Changes in other non-cash operating assets and liabilities (note 11)	2,327	(2,616)

Net cash used in operating activities	(5,239)	(4,855)

Investing Activities
Purchases of short-term investments	(4,275)	(10,322)
Proceeds from maturities of short-term investments	4,274	10,321
Purchase of property, plant and equipment	(723)	(739)
Increase in other assets	(374)	(566)
Increase in other intangible assets	(256)	(309)

Net cash used in investing activities	(1,354)	(1,615)

Financing Activities
Financing costs related to Senior Notes due 2010	(1,431)	—
Common shares issued	8	286

Net cash (used in) provided by financing activities	(1,423)	286

Effects of exchange rate changes on cash	(22)	(59)

Decrease in cash and cash equivalents from continuing operations	(8,038)	(6,243)
Increase (decrease) in cash and cash equivalents (used in) provided by discontinued operations (note 11)	(775)	3,493

Decrease in cash and cash equivalents, during the period	(8,813)	(2,750)

Cash and cash equivalents, beginning of period	25,123	24,324

Cash and cash equivalents, end of period	$16,310	$21,574

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
1.	Basis of Presentation

IMAX Corporation, together with its wholly-owned subsidiaries (the “Company”), reports its results under United States Generally Accepted Accounting Principles (“U.S. GAAP”).

The condensed consolidated financial statements include the accounts of the Company, except subsidiaries which the Company has identified as variable interest entities (“VIEs”) where the Company is not the primary beneficiary. The nature of the Company’s business is such that the results of operations for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations.

The Company has evaluated its various variable interests to determine whether they are VIEs in accordance with Financial Accounting Standard Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). The Company has six film production companies that are VIEs. As the Company is exposed to the majority of the expected losses for one of the film production companies, the Company has determined that it is the primary beneficiary of this entity. The Company continues to consolidate this entity, with no material impact on the operating results or financial condition of the Company, as this production company has total assets and total liabilities of $nil as at June 30, 2007 (December 31, 2006 — $nil). For the other five film production companies which are VIEs, however, the Company did not consolidate these film entities since it does not bear the majority of the expected losses or expected residual returns. The Company equity accounts for these entities. As of June 30, 2007, these five VIEs have total assets of $0.4 million (December 31, 2006 — $0.4 million) and total liabilities of $0.4 million (December 31, 2006 — $0.4 million).

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

Income Taxes

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (an interpretation of FASB Statement No. 109), (“FIN 48”). This interpretation prescribes a more likely than not recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provided guidance on derecognition of a tax position, classification of a liability for unrecognized tax benefits, accounting or interest and penalties, accounting in interim periods, and expanded income tax disclosures. FIN 48 was effective for the Company on January 1, 2007. The cumulative effect of the change in accounting principle recorded in the first quarter of 2007 upon adoption of FIN 48 was an increase to accrued liabilities of $2.1 million and a charge to opening deficit. For additional information see note 13.

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
3.	Restatement of Previously Issued Financial Statements

In 2006, the Company effected a restatement of its prior period financial results due to discovery of certain errors related to: (a) revenue recognition resulting from the Company’s review of its theater system arrangements over the 5 year period ended December 31, 2006 in response to comments received from the staff of both the United States Securities and Exchange Commission (“SEC”) and the Ontario Securities Commission (“OSC”) which indicated insufficient analysis of various sales and lease transactions and the accounting effect of certain contractual provisions within them; and misallocations of consideration to elements within certain multiple element arrangements; (b) capitalization of costs into inventory and films assets and amortization of film assets in accordance with American Institute of Certified Public Accountants Statement of Position 00-2, “Accounting by Producers or Distributors of Films” (“SOP 00-2”); (c) income tax liabilities resulting from failure to make certain tax elections on a timely basis and (d) certain other items described under Other Adjustments in this note. In addition, in the preparation of the consolidated financial statements for the year ended December 31, 2006, the Company recorded other adjustments related to prior periods’ unadjusted differences that had been deemed not to be material and adjustments related to prior periods recorded through 2006 opening deficit.

The sections which follow present additional detail with regard to the restatement and the impact on results of operations for the three and six month periods ended June 30, 2006.

Revenue Recognition — Theater Systems

The Company’s revenue arrangements include multiple elements. In periods prior to the fourth quarter of 2006, the Company considered each component of its theater systems to be a separate element. As a result, revenue was recognized when certain components were installed. As part of the review of its revenue recognition policy, the Company concluded its policy for revenue recognition on theater systems should be revised to treat all components of the theater system (including the projector, sound system, screen system and, if applicable, 3D glasses cleaning machine), theater design support, supervision of installation, projectionist training and the use of that IMAX brand as a single deliverable and a single unit of accounting. In addition, the Company revised its policy to require that (i) the projector, sound system and screen system be installed and be in full working condition, the 3D glasses cleaning machine, if applicable, be delivered and projectionist training be completed, and (ii) written customer acceptance thereon be received, or the public opening of the theater takes place, before revenue can be recognized. In conjunction with these changes, the Company undertook an extensive review of all of its revenue arrangements for theater systems for the period from 2002 to 2006.

For the three months ended June 30, 2006 (as restated), three transactions which were originally recorded in 2005 (revenue and net earnings impact of $5.8 million and $3.1 million, respectively) and one transaction which was originally recorded in the first quarter of 2006 (revenue and net earnings impact of $1.8 million and $0.4 million, respectively) were moved to the second quarter of 2006. Six transactions which were originally recorded in the second quarter of 2006 (revenue and net earnings impact of $8.4 million and $5.0 million, respectively) were moved to later periods: five transactions (revenue and net earnings impact of $8.4 million and $5.0 million, respectively) were moved to the third quarter of 2006; and, one transaction (revenue and net earnings impact of $1.7 million and $0.6 million, respectively) was moved to the second quarter of 2007. The net impact of these adjustments was a decrease in revenue and net earnings of $2.7 million and $2.2 million, respectively, for the quarter ended June 30, 2006.

For the six months ended June 30, 2006 (as restated), six transactions which were originally recorded in 2005 (revenue and net earnings impact of $11.1 million and $5.7 million, respectively) were moved to the six month period ended June 30, 2006. Six transactions which were originally recorded in the six months period ended June 30, 2006 (revenue and net earnings impact of $10.1 million and $5.6 million, respectively) were moved to later periods: five transactions (revenue and net earnings impact of $8.4 million and $5.0 million, respectively) were moved to the third quarter of 2006 and one transaction (revenue and net earnings impact of $1.7 million and $0.6 million, respectively) was moved to the second quarter of 2007. The net impact of these adjustments was an increase in revenue of $0.6 million and a decrease in net earnings of less than $0.1 million for the six month period ended June 30, 2006.

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
3.	Restatement of Previously Issued Financial Statements (cont’d)

Revenue Recognition — Other

As a result of the review of the revenue arrangements, the Company identified additional errors including the following:
▪	Based on an analysis of fair values of elements within arrangements separately priced maintenance and warranty agreements and film licenses, the Company determined that fair value previously allocated in certain multiple element arrangements was not appropriate and has adjusted these amounts.

▪	The existence of certain non-standard contractual provisions resulted in: the reclassification of certain sales arrangements to sales-type lease transactions, for accounting purposes when the customer was not granted title to the system until all payments were made and certain sales-type leases to operating leases given substantially all of the benefits and risks of ownership had not passed to the customer; and the timing of recognition of the minimum annual payments under certain arrangements.

▪	Finance income continued to be recognized when the related financing receivables were impaired. The Company has corrected the error by discontinuing the recognition of finance income until the impairment issues were resolved.
The impact of these adjustments was a decrease to net earnings by $0.2 million for the three months ended June 30, 2006 and an increase to net loss of $0.1 million for the six months ended June 30, 2006.

Inventory Costs

During the period from 2001 to 2006, the Company paid certain fees to a professional services firm to assist the Company in identifying sales opportunities and provide assistance in negotiating and concluding contracts in the developing Asian market. These fees were capitalized and allocated to theater systems inventory for various Asian customers. The Company has determined that these fees were promotional and selling expenses which should have been expensed as incurred as the costs were not direct and incremental costs to a contract. The impact of the adjustments was a decrease to net earnings of $0.1 million for the three months ended June 30, 2006 and an increase to net loss of $0.1 million for the six months ended June 30, 2006.

Film Accounting

The Company has determined that it had misclassified certain costs incurred in respect of co-produced film productions between 2004 and the third quarter of 2006. Marketing and advertising costs were co-mingled with film production costs, and both were capitalized to film assets, and subsequently amortized into the income statement over the estimated total ultimate revenues associated with the film productions. Film exploitation costs, which include marketing and advertising costs, as defined in SOP 00-2, should have been expensed in the period incurred and not capitalized to film assets. In addition, certain costs were accrued by the Company prior to being incurred. These costs have been moved to the period they were incurred. On certain co-produced film productions, the Company received production fees which should have been deferred and recognized over the film ultimates. These production fees were previously recognized when production of the film was complete. The Company also determined that it had not appropriately applied the individual-film-forecast computation method when it amortized its film assets and deferred production fees and accrued its participation liabilities for the periods between 2002 and the third quarter of 2006. SOP 00-2 requires changes in estimates of ultimate revenues used in the individual-film-forecast computation method to be adjusted prospectively from the beginning of the year of the change. The Company had applied changes in estimates on a retroactive basis from the original release date. In addition, the Company adjusted its amortization of prepaid print costs. The impact of the adjustments was an increase to net earnings of $0.2 million for the three months ended June 30, 2006 and an increase to net loss of $0.1 million for the six months ended June 30, 2006.

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
3.	Restatement of Previously Issued Financial Statements (cont’d)

Branch Level Interest Taxes

The Company did not properly account for tax liabilities for branch level interest tax. For the years ended December 31, 2002, 2003 and 2004, the Company failed to make timely tax elections that would have prevented an allocation of the Company’s interest expense on its long-term indebtedness to the Company’s U.S. branch income tax returns. In 2006, the Company was assessed branch level interest taxes, interest and penalties due to the fact that these tax elections were not filed on a timely basis. The Company has determined that an accrued liability for the tax obligations should have been recorded at the time elections should have been filed and the taxes were due to be paid, which was in the third quarter of each of the years ended December 31, 2003, 2004 and 2005. The impact of the adjustments was an increase to net earnings of $0.4 million for the three months ended June 30, 2006 and a decrease to net loss of $0.6 million for the six months ended June 30, 2006.

Other Adjustments

During the preparation of executive compensation information for the 2006 Annual Report on Form 10-K, the Company determined that the two Co-Chief Executive Officers (“Co-CEOs”) were entitled to postretirement health benefits since 2000 for which the obligation had not been included in the prior financial statements as required under SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other than Pensions”. As a result the Company should have accrued $0.2 million in 2000. SG&A has been increased by less than $0.1 million for the three and six months ended June 30, 2006.

Statements of Cash Flows

There were no errors in the cash flow statements for the six months ended June 30, 2006 other than conforming changes to the components of the reconciliation to net cash provided by or used in operating activities related to the restatement adjustments described above.

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
3.	Restatement of Previously Issued Financial Statements (cont’d)

Nature of Errors

Restated Statement of Operations for the Three Months Ended June 30, 2006

The following table presents the impact of the restatement on the Company’s previously issued consolidated statements of operations for the three months ended June 30, 2006:

		Revenue				Branch
	As	Recognition-	Revenue			Level
	Previously	Theater	Recognition-	Inventory	Film	Interest	Other	As
	Reported(1)	Systems	Other	Costs	Accounting	Taxes	Adjustments	Restated
Revenues
Equipment and product sales	$18,548	$(2,605)	$(585)	$—	$—	$—	$—	$15,358
Services	19,837	—	317	—	(446)	—	—	19,708
Rentals	1,354	—	62	—	—	—	—	1,416
Finance income	1,659	(50)	18	—	—	—	—	1,627

	41,398	(2,655)	(188)	—	(446)	—	—	38,109
Costs of goods sold, services and rentals
Equipment and product sales	9,413	(503)	—	—	—	—	—	8,910
Services	13,685	(2)	7	—	(640)	—	—	13,050
Rentals	440	—	21	—	—	—	—	461

	23,538	(505)	28	—	(640)	—	—	22,421

Gross margin	17,860	(2,150)	(216)	—	194	—	—	15,688

Selling, general and administrative expenses	9,451	31	—	69	—	—	3	9,554
Research and development	664	—	—	—	—	—	—	664
Amortization of intangibles	132	—	—	—	—	—	—	132
Receivable provisions net of (recoveries)	(252)	—	—	—	—	—	—	(252)

Earnings from operations	7,865	(2,181)	(216)	(69)	194	—	(3)	5,590

Interest income	280	—	—	—	—	—	—	280
Interest expense	(4,231)	—	—	—	—	(11)	—	(4,242)

Earnings (loss) from continuing operations before income taxes	3,914	(2,181)	(216)	(69)	194	(11)	(3)	1,628
Recovery of (provision for) income taxes	(380)	—	—	—	—	382	—	2

Net earnings (loss) from continuing operations	3,534	(2,181)	(216)	(69)	194	371	(3)	1,630
Net earnings from discontinued operations	—	—	—	—	—	—	—	—

Net earnings (loss)	$3,534	$(2,181)	$(216)	$(69)	$194	$371	$(3)	$1,630

Earnings (loss) per share
Earnings (loss) per share — basic:
Net earnings (loss) from continuing operations	$0.09	$(0.05)	$(0.01)	$—	$—	$0.01	$—	$0.04
Net earnings from discontinued operations	$—	$—	$—	$—	$—	$—	$—	$—

Net (loss) earnings	$0.09	$(0.05)	$(0.01)	$—	$—	$0.01	$—	$0.04

Earnings (loss) per share — diluted:
Net earnings (loss) from continuing operations	$0.08	$(0.05)	$—	$—	$—	$0.01	$—	$0.04
Net earnings from discontinued operations	$—	$—	$—	$—	$—	$—	$—	$—

Net earnings (loss)	$0.08	$(0.05)	$—	$—	$—	$0.01	$—	$0.04

(1)	The Company has changed the presentation of revenues and cost of goods sold, services and rentals to conform to the presentation requirements specified in Regulation S-X of the Securities Exchange Act of 1934.

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
3.	Restatement of Previously Issued Financial Statements (cont’d)

Nature of Errors (cont’d)

Restated Statement of Operations for the Six Months Ended June 30, 2006

The following table presents the impact of the restatement on the Company’s previously issued consolidated statements of operations for the six months ended June 30, 2006:

		Revenue				Branch
	As	Recognition-	Revenue			Level
	Previously	Theater	Recognition-	Inventory	Film	Interest	Other	As
	Reported(1)	Systems	Other	Costs	Accounting	Taxes	Adjustments	Restated
Revenues
Equipment and product sales	$23,227	$710	$(759)	$—	$—	$—	$—	$23,178
Services	33,545	—	560	—	(963)	—	—	33,142
Rentals	2,208	—	107	—	—	—	—	2,315
Finance income	2,836	(131)	34	—	—	—	—	2,739

	61,816	579	(58)	—	(963)	—	—	61,374
Costs of goods sold, services and rentals
Equipment and product sales	12,534	582	—	—	—	—	—	13,116
Services	24,514	12	7	—	(865)	—	—	23,667
Rentals	883	—	42	—	—	—	—	926

	37,931	594	49	—	(865)	—	—	37,709

Gross margin	23,885	(15)	(107)	—	(98)	—	—	23,665

Selling, general and administrative expenses	19,956	31	—	114	—	—	6	20,107
Research and development	1,579	—	—	—	—	—	—	1,579
Amortization of intangibles	324	—	—	—	—	—	—	324
Receivable provisions net of (recoveries)	(109)	—	—	—	—	—	—	(109)

Earnings from operations	2,135	(46)	(107)	(114)	(98)	—	(6)	1,764

Interest income	533	—	—	—	—	—	—	533
Interest expense	(8,405)	—	—	—	—	6	—	(8,399)

Earnings (loss) from continuing operations before income taxes	(5,737)	(46)	(107)	(114)	(98)	6	(6)	(6,102)
Recovery of (provision for) income taxes	1,150	—	—	—	—	544	—	1,694

Net earnings (loss) from continuing operations	(4,587)	(46)	(107)	(114)	(98)	550	(6)	(4,408)
Net earnings from discontinued operations	2,300	—	—	—	—	—	—	2,300

Net earnings (loss)	$(2,287)	$(46)	$(107)	$(114)	$(98)	$550	$(6)	$(2,108)

Earnings (loss) per share
Earnings (loss) per share – basic and diluted:
Net earnings (loss) from continuing operations	$(0.11)	$—	$—	$—	$—	$0.01	$—	$(0.10)
Net earnings from discontinued operations	$0.05	$—	$—	$—	$—	$—	$—	$0.05

Net (loss) earnings	$(0.06)	$—	$—	$—	$—	$0.01	$—	$(0.05)

(1)	The Company has changed the presentation of revenues and cost of goods sold, services and rentals to conform to the presentation requirements specified in Regulation S-X of the Securities Exchange Act of 1934.

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
4.	Financing Receivables

Financing receivables, consisting of net investment in leases and receivables from financed sales of its theater systems, are as follows:

	June 30,	December 31,
	2007	2006
Gross minimum lease amounts receivable	$83,384	$89,343
Residual value of equipment	321	368
Unearned finance income	(27,970)	(31,182)

Present value of minimum lease amounts receivable	55,735	58,529
Accumulated allowance for uncollectible amounts	(2,720)	(2,445)

Net investment in leases	53,015	56,084

Gross receivables from financed sales	14,266	14,268
Unearned income	(4,489)	(4,474)

Present value of financed sale receivables	9,777	9,794

Total financing receivables	$62,792	$65,878

Present value of financed sale receivables due within one year	$2,631	$1,886
Present value of financed sale receivables due after one year	$7,146	$7,908
As at March 31, 2007 the financed sale receivables had a weighted average effective interest rate of 9.3% (December 31, 2006 – 8.3%).

5.	Inventories

	June 30,	December 31,
	2007	2006
Raw materials	$10,672	$11,504
Work-in-process	2,791	2,677
Finished goods	13,659	12,732

	$27,122	$26,913

6.	Senior Notes due 2010

As at June 30, 2007, the Company had outstanding $159.0 million aggregate principal of Registered Senior Notes and $1.0 million aggregate principal of Unregistered Senior Notes. The Registered Senior Notes and the Unregistered Senior Notes are referred to herein as the “Senior Notes”.

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

In addition, the terms of the Company’s Senior Notes require that annual and quarterly financial statements are filed with the Trustee within 15 days of the required public company filing deadlines. If these financial reporting covenants are breached then this is considered an event of default under the terms of the Senior Notes and the Company has 30 days to cure this default, after which the Senior Notes become due and payable.

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

On April 16, 2007 the Company completed a consent solicitation, receiving consents from holders of approximate 60% aggregate principal amount of the Senior Notes (the “Consenting Holders”) to execute a ninth supplemental indenture (the “Supplemental Indenture”) to the Indenture with the Guarantors named therein and U.S. Bank National Association. The Supplemental Indenture waived any defaults existing at such time arising from a failure by the Company to comply with the reporting covenant and extended until May 31, 2007, or at the Company’s election until June 30, 2007 (the “Covenant Reversion Date”), the date by which the Company’s failure to comply with the reporting covenant shall constitute a default, or be the basis for an event of default under the Indenture. The Company paid consent fees of $1.0 million to the Consenting Holders. On May 30, 2007, the Company provided notice to the holders of the Senior Notes of its election to extend the Covenant Reversion Date to June 30, 2007. The Company paid additional consent fees of $0.4 million to the Consenting Holders. In accordance with Emerging Issues Task Force Abstract 96-16 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, the Company concluded that the payment of these fees did not result in an extinguishment of the debt and accordingly has capitalized these costs as deferred financing costs and is amortizing them, utilizing the effective interest method, as an adjustment of interest expense over the remaining term of the Senior Notes. Because the Company did not file its Annual Report on Form 10-K for the year ended December 31, 2006 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 by June 30, 2007, it was in default of the reporting covenant under the Indenture on July 1, 2007, and received notice of such default on July 2, 2007. The Company cured such default under the Indenture by filing its 2006 Annual Report on Form 10-K and first quarter 2007 Quarterly Report on Form 10-Q on July 20, 2007.

7.	Credit Facility

On February 6, 2004, the Company entered into a Loan Agreement for a secured revolving credit facility as amended on June 30, 2005 and as further amended by the Second Amendment to the Loan Agreement which was entered into with effect from May 16, 2006 (the “Credit Facility”). The Credit Facility is a revolving credit facility expiring on October 31, 2009 with an optional one year renewal thereafter contingent upon approval by the lender, permitting maximum aggregate borrowings of $40.0 million, subject to a borrowing base calculation which includes the Company’s financing receivables, operating leases, finished goods inventory and capital assets with certain reserve requirements and deductions for outstanding letters of credit. As at June 30, 2007, the Company’s current borrowing capacity under such calculation is $21.5 million after deduction for outstanding letters of credit of $11.5 million. The Credit Facility bears interest at the applicable prime rate per annum or LIBOR plus a margin as specified therein per annum and is collateralized by a first priority security interest in all of the current and future assets of the Company. The Credit Facility contains typical affirmative and negative covenants, including covenants that restrict the Company’s ability to: incur certain additional indebtedness; make certain loans, investments or guarantees; pay dividends; make certain asset sales; incur certain liens or other encumbrances; conduct certain transactions with affiliates and enter into certain corporate transactions. In addition, the Credit Facility agreement contains customary events of default, including upon an acquisition or a change of control that may have a material adverse effect on the Company or a guarantor. The Credit Facility also requires the Company to maintain, over a period of time, a minimum level of cash collections and a minimum level of adjusted earnings before interest, taxes, depreciation and amortization including film asset amortization, stock and other non-cash compensation, write downs (recoveries), and asset impairment charges, and other non-cash uses of funds calculated on a trailing four quarter basis, of not less than $20.0 million.

Under the terms of the Credit Facility, the Company has to comply with several reporting requirements including the delivery of audited consolidated financial statements within 120 days of the end of the fiscal year.

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
7.	Credit Facility (cont’d)

In March 2007, the Company delayed the filing of its Annual Report on Form 10-K for the year ended December 31, 2006 beyond the filing deadline in order to restate financial statements for certain periods during the fiscal years 2002 – 2006. On March 27, 2007, the Credit Facility lender waived the requirement for the Company to deliver audited consolidated financial statements within 120 days of the end of the fiscal year ended December 31, 2006, provided such statements and documents are delivered on or before June 30, 2007. On June 27, 2007, the Credit Facility lender agreed that an event of default would not be deemed to have occurred unless the Company’s 2006 Annual Report on Form 10-K filing did not occur by July 31, 2007 or upon the occurrence and continuance of an event of default under the Company’s Indenture governing its Senior Notes which, has not been cured within the applicable grace period. The Company cured such default under the Indenture by filing its 2006 Annual Report on Form 10-K on July 20, 2007.

8.	Commitments

(a)	The Company’s lease commitments consist of rent and equipment under operating lease. The Company accounts for any incentives provided over the term of the lease. Total minimum annual rental payments to be made by the Company under operating leases for premises and equipment as of June 30, 2007 for each of the years ended December 31, are as follows:

2007 (six months remaining)	$3,222
2008	6,127
2009	5,883
2010	6,029
2011	6,166
Thereafter	14,686

$42,113

(b)	As at June 30, 2007, the Company has letters of credit of $11.5 million (December 31, 2006 - $9.4 million) outstanding under the Company’s credit facility arrangement (see note 7). In addition, as at June 30, 2007, the Company has performance security guarantees of $0.6 million (December 31, 2006 – $0.6 million) outstanding that have been guaranteed through Export Development Canada.

(c)	The Company compensates its sales force with both fixed and variable compensation. Commissions on the sale or lease of the Company’s theater system components are due in graduated amounts from the time of collection of the customer’s first payment to the Company up to the collection of the customer’s last initial payment. At June 30, 2007, $0.2 million (December 31, 2006 – $0.3 million) of commissions will be payable in future periods if the Company collects its initial payments as anticipated.

9.	Contingencies and Guarantees

The Company is involved in lawsuits, claims, and proceedings, including those identified below, which arise in the ordinary course of business. In accordance with SFAS No. 5, “Accounting for Contingencies”, the Company will make a provision for a liability when it is both probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company believes it has adequate provisions for any such matters. The Company reviews these provisions in conjunction with any related provisions on assets related to the claims at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other pertinent information related to the case. Should developments in any of these matters outlined below cause a change in the Company’s determination as to an unfavorable outcome and result in the need to recognize a material provision, or, should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on the Company’s results of operations, cash flows, and financial position in the period or periods in which such a change in determination, settlement or judgment occurs.

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

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
9.	Contingencies and Guarantees (cont’d)

(d)	The Company and certain of its officers and directors were named as defendants in eight purported class action lawsuits filed between August 11, 2006 and September 18, 2006, alleging violations of U.S. federal securities laws. These eight actions were filed in the U.S. District Court for the Southern District of New York. The lawsuits, brought on behalf of shareholders who purchased the Company’s common stock between October 28, 2004 and August 9, 2006, allege primarily that the defendants engaged in securities fraud by disseminating materially false and misleading statements during the class period regarding the Company’s revenue recognition of theater system installations, and failing to disclose material information concerning the Company’s revenue recognition practices. These lawsuits seek unspecified compensatory damages, costs, and expenses. On January 18, 2007, the Court consolidated all eight class action lawsuits and appointed Westchester Capital Management, Inc. as the lead plaintiff and Abbey Spanier Rodd Abrams & Paradis LLP as lead plaintiff’s counsel. On April 26, 2007, the lead plaintiff and the Company entered into a stipulation extending the time in which the lead plaintiff must file a consolidated amended complaint until sixty days after the Company files its Annual Report on Form 10-K for the year ended December 31, 2006. The lawsuit is at a very early stage and as a result the Company is not able to estimate a potential loss exposure. The Company believes the allegations made against it in the complaints are meritless and will vigorously defend the matter, although no assurance can be given with respect to the outcome of such proceedings. The Company’s directors and officers insurance policy provides for reimbursement for costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits and deductibles.

(e)	A class action lawsuit was filed on September 20, 2006 in the Ontario Superior Court of Justice against the Company and certain of its officers and directors, alleging violations of Canadian securities laws. This lawsuit was brought on behalf of shareholders who acquired the Company’s securities between February 17, 2006 and August 9, 2006. The lawsuit is in a very early stage and seeks unspecified compensatory and punitive damages, as well as costs and expenses. As a result, the Company is unable to estimate a potential loss exposure. The Company believes the allegations made against it in the statement of claim are meritless and will vigorously defend the matter, although no assurance can be given with respect to the ultimate outcome of such proceedings. The Company’s directors and officers insurance policy provides for reimbursement for costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits and deductibles.

(f)	On May 10, 2007, Catalyst Fund Limited Partnership II, a holder of Senior Notes, filed a complaint against the Company in the Supreme Court of the State of New York, New York County alleging common law fraud, challenging the consent solicitation through which the Company requested and obtained a waiver of any and all defaults arising from a failure to comply with the reporting covenant under the Indenture governing the Senior Notes, and seeking a declaration that the consent solicitation was legally ineffective due to alleged misstatements made by the Company. The complaint further seeks a declaration that the Company has defaulted on its reporting obligations under the Indenture as a result of its failure to timely file its annual and quarterly reports, and the Company’s stated expectation that it will restate certain of the financial statements it filed during the 2001 through 2006 time period. The litigation is at a preliminary stage and as a result, the Company is not able to estimate a potential loss exposure. The Company believes this lawsuit is entirely without merit and plans to defend it vigorously, although no assurances can be given with respect to the outcome of such proceedings. On June 29, 2007, the Company moved to dismiss the complaint in its entirety.

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
Product Warranties
The following summarizes the accrual for product warranties that was recorded as part of accrued liabilities in the consolidated balance sheets as of June 30, 2007:

Balance as at December 31, 2006	$38
Payments	(65)
Warranties provision	15
Revisions	24

Balance as of June 30, 2007	$12

Director/Officer Indemnification

The Company’s General By-law contains an indemnification of its directors/officers, former directors/officers and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amount actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the consolidated balance sheet as of June 30, 2007, with respect to this indemnity.

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

10.	Condensed Consolidated Statements of Operations Supplemental Information

Included in selling, general and administrative expenses for both the three and six months ended June 30, 2007 is a gain of $0.5 million and $0.6 million, respectively (2006 – $0.4 million and $0.4 million, respectively), for net foreign exchange gains or losses related to the translation of foreign currency denominated monetary assets, liabilities and integrated subsidiaries.

11.	Consolidated Statements of Cash Flows

(a)	Changes in other non-cash operating assets and liabilities are comprised of the following:

	Six months ended
	June 30,
	2007	2006
		As restated
Decrease (increase) in:
Accounts receivable	$(297)	$(2,174)
Financing receivables	3,712	(2,181)
Inventories	(2,334)	(912)
Prepaid expenses	380	(970)
Commissions and other deferred selling expenses	(564)	(100)
Increase (decrease) in:
Accounts payable	(2,971)	(380)
Accrued liabilities	(653)	790
Deferred revenue	5,054	3,311

	$2,327	$(2,616)

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
11.	Consolidated Statements of Cash Flows (cont’d)

(b)	Cash payments made during the year on account of:

	Six months ended
	June 30,
	2007	2006

Income taxes	$441	$1,038

Interest	$8,049	$7,783

(c)	Depreciation and amortization are comprised of the following:

	Six months ended
	June 30,
	2007	2006
		As restated
Film assets	$2,646	$4,148
Property, plant and equipment	2,732	2,294
Other assets	—	234
Other intangible assets	277	324
Deferred financing costs	576	614

	$6,231	$7,614

(d)	Write-downs (recoveries) are comprised of the following:

	Six months ended
	June 30,
	2007	2006
		As restated
Accounts receivable	$(58)	$284
Financing receivables	33	(393)

	$(25)	$(109)

(e)	Consolidated statements of cash flows from discontinued operations consist of:

	Six months ended
	June 30,
	2007	2006
Increase in cash and cash equivalents provided by investing activities from DPI	$—	$3,493
Decrease in cash and cash equivalents used in operating activities from Miami Theater	(775)	—

(Decrease) increase in cash and cash equivalents provided by/(used in) discontinued operations	$(775)	$3,493

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
12.	Receivable Provisions, Net of (Recoveries)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
		As restated		As restated
Accounts receivable provisions, net of (recoveries)	$(47)	$81	$(58)	$284
Financing receivables, net of (recoveries)	16	(333)	33	(393)

Receivable provisions, net of (recoveries)	$(31)	$(252)	$(25)	$(109)

13.	Income Taxes

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

As at June 30, 2007, the Company has net deferred income tax assets of $nil (December 31, 2006 - $nil). As of June 30, 2007, the Company had a gross deferred income tax asset of $54.8 million, against which the Company is carrying a $54.8 million valuation allowance.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In connection with the Company’s adoption of FIN 48, as of January 1, 2007, the Company recorded a net increase to deficit of $2.1 million (including approximately $0.9 million related to accrued interest and penalties) related to the measurement of potential international withholding tax requirements and a decrease in reserves for income taxes. As of June 30, 2007 and January 1, 2007, the Company had total unrecognized tax benefits of $4.0 million and $3.7 comprised of (i) $3.8 million and $3.5 million for international withholding taxes, respectively, and (ii) $0.2 million related to Large Corporations’ Tax as of both periods. All of the unrecognized tax benefits could impact the Company’s effective tax rate if recognized. While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could differ from the Company’s accrued position. Accordingly, additional provisions on federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Consistent with its historical financial reporting, the Company has elected to classify interest and penalties related to income tax liabilities, when applicable, as part of the interest expense in its Consolidated Statements of Operations rather than income tax expense. In conjunction with the adoption of FIN 48, the Company recognized approximately $0.1 million in potential interest and penalties associated with uncertain tax positions for both the three and six months ended June 30, 2007.

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
14.	Capital Stock

(a)	Stock-Based Compensation

The Company has four stock-based compensation plans that are described below. The compensation costs recorded in the statement of operations for these plans were a less than $0.1 million recovery and a $1.0 million expense for the three and six months ended June 30, 2007, respectively (2006 – $0.5 million expense and $1.4 million expense). No income tax benefit is recorded in the consolidated statement of operations for these costs.

Stock Option Plan

The Company’s Stock Option Plan, which is shareholder approved, permits the grant of options to employees, directors and consultants.

The Company’s policy is to issue new shares from treasury to satisfy stock options which are exercised.

The weighted average fair value of all common share options granted to employees for the three and six months ended June 30, 2007 at the date of grant was $2.39 and $2.40 per share, respectively (2006 – $2.95 and 3.74 per share). The Company utilizes a Binomial Model to determine the fair value of common share options at the grant date. The following assumptions were used:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Average risk-free interest rate	5.04%	5.13%	5.02%	4.85%
Market risk premium	5.16%	5.24%	5.16 – 5.73%	5.24 – 5.60%
Beta	0.86 – 0.94	1.06	0.82 – 0.94	1.06 – 1.28
Expected option life (in years)	5.28 – 5.34	2.47 – 3.03	5.28 – 5.34	2.47 – 5.33
Expected volatility	61%	60%	61%	60%
Annual termination probability	11.87%	8.06%	11.87%	8.06%
Dividend yield	0%	0%	0%	0%
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

Stock Option Plan (cont’d)

As at June 30, 2007, the Company has reserved a total of 6,972,157 (December 31, 2006 – 6,974,657) common shares for future issuance under the Stock Option Plan, of which options in respect of 5,287,140 common shares are outstanding at June 30, 2007. Options are generally granted with an exercise price equal to the market value of the Company’s stock at the grant date. The options generally vest between one and five years and expire 10 years or less from the date granted. The Plan provides that vesting will be accelerated if there is a change of control, as defined in the plan. At June 30, 2007, options in respect of 4,535,617 common shares were vested and exercisable.

The following table summarizes certain information in respect of option activity under the Stock Option Plan for the periods ended June 30:

			Weighted average
	Number of shares		exercise price per share
	2007	2006	2007	2006
Options outstanding, beginning of year	5,100,995	5,262,824	$7.12	$6.82
Granted	261,645	59,984	4.48	9.19
Exercised	(2,500)	(72,032)	3.04	3.96
Forfeited	(28,575)	(87,768)	7.54	8.01
Expired	(28,000)	(20,000)	18.45	16.34
Cancelled	(16,425)	(15,833)	6.89	21.33

Options outstanding, end of period	5,287,140	5,127,175	6.93	7.13

Options exercisable, end of period	4,535,617	4,343,947	6.97	7.09

In the first half of 2007, the Company cancelled 16,425 stock options from its Stock Option Plan (2006 – 15,833) surrendered by Company employees for $nil consideration.

As at June 30, 2007, 5,124,222 options are fully vested or are expected to vest with a weighted average exercise price of $6.92, aggregate intrinsic value of $0.7 million and weighted average remaining contractual life of 4.1 years. As at June 30, 2007, options that are exercisable have an intrinsic value of $0.7 million and a weighted average remaining contractual life of 4.0 years. The intrinsic value of options exercised in the six months ended June 30, 2007 was $0.5 million (2006 - less than $0.1 million).

In the fourth quarter of 2006, the Company determined it had exceeded, by approximately 1.6% or 789,286 options (of which 45,286 were granted in the second quarter of 2006), certain cap limits for grants set by its Stock Option Plan. The options issued in excess of the cap limits were treated as liability-based awards commencing in the third quarter of 2006 as the Company determined it intended to settle the options in cash. The fair value of the options were recalculated each period end. In the first quarter of 2007, the Company accelerated the vesting period to March 31, 2007. Immediately before the settlement date, the Company had accrued a liability of $0.7 million. In June 2007, the Company settled all but 45,286 options for cash in an amount of $0.5 million. The remaining 45,286 options were voluntarily surrendered by the Co-CEOs and members of the Board of Directors for no consideration, as a result the $0.2 million remaining in accrued liabilities was credited to Other Equity.

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
14.	Capital Stock (cont’d)

(a)	Stock-Based Compensation (cont’d)

Stock Option Plan (cont’d)

Options to Non-Employees

In the three and six months ended June 30, 2007, an aggregate of 120,255 and 129,145, respectively (2006 – 26,649 and 49,984) options to purchase the Company’s common stock with an average exercise price of $4.54 and $4.53, respectively (2006 – $9.35 and $9.07) were issued to certain advisors and strategic partners of the Company. These options have a maximum contractual life of seven years. Certain of these options vest immediately and others upon the occurrence of certain events. These options were granted under the Stock Option Plan.

The Company has calculated the fair value of these options to non-employees for the three and six months ended June 30, 2007 to be $0.1 million and $0.1 million, respectively (2006 – $0.1 million and $0.2 million), using a Binomial option-pricing model with the following underlying assumptions for periods ended:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Average risk-free interest rate	4.99%	5.01%	4.97%	4.83%
Contractual option life	6 years	5-7 years	6 years	5-7 years
Average expected volatility	61%	60%	61%	60%
Dividend yield	0%	0%	0%	0%
For the three and six months ended June 30, 2007, the Company has recorded a charge of $0.1 million and $0.1 million, respectively (2006 – $0.1 million and $0.2 million) to film cost of sales related to the non-employee stock options.

As at June 30, 2007, non-employee options outstanding amounted to 245,804 options (2006 – 89,989) with a weighted-average exercise price of $6.43 (2006 – $9.46). 128,884 options (2006 – 79,989) were exercisable with an average weighted exercise price of $7.80 (2006 – $9.53) and the vested options have an aggregate intrinsic value of less than $0.1 million.

Restricted Common Shares

Under the terms of certain employment agreements dated July 12, 2000, the Company is required to issue either 160,000 restricted common shares or pay their cash equivalent. The restricted shares are required to be issued, or payment of their cash equivalent, upon request by the employees at any time. The aggregate intrinsic value of the awards outstanding is $0.7 million. The Company accounts for the obligation as a liability, which is classified within accrued liabilities. The Company has recorded a $0.1 million recovery and $0.1 million expense for the three and six months ended June 30, 2007, respectively (2006 – $0.2 million recovery and $0.3 million expense), due to the changes in the Company’s stock price during the period.

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
14.	Capital Stock (cont’d)

(a)	Stock-Based Compensation (cont’d)

Stock Appreciation Rights

On February 15, 2007, 600,000 stock appreciation rights with an exercise price of $4.34 per right were granted to Company executives. Half of the rights were vested upon issuance and were exercisable immediately and the other 300,000 rights will vest and be exercisable by the end of 2007. The unvested rights were measured at fair value at the date of grant and are remeasured each period until settled. At June 30, 2007, these unvested rights had a fair value of $1.93 per right. The vested rights have an intrinsic value of $nil per right as the exercise price of the rights is greater than the Company’s stock price at June 30, 2007. The Company accounts for the obligation of these rights as a liability, which is classified within accrued liabilities. The Company has recorded a $0.1 million recovery and $0.2 million charge for the three and six months ended June 30, 2007, respectively to SG&A related to these rights. The following assumptions were used at June 30, 2007 for measuring the fair value of the rights that vest during 2007:

Risk-free interest rate	5.11%
Market risk premium	5.16%
Beta	0.91
Expected option life (in years)	5.79
Expected volatility	61%
Annual termination probability	0%
Dividend yield	0%
Warrants to Non-Employees

There were no warrants issued during the three months ended or outstanding as of June 30, 2007 and 2006.

(b)	Earnings (Loss) per Share

Reconciliations of the numerators and denominators of the basic and diluted per-share computations are comprised of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
		As restated		As restated
Net (loss) earnings from continuing operations applicable to common shareholders	$(4,571)	$1,630	$(9,351)	$(4,408)

Weighted average number of common shares (000’s):
Issued and outstanding, beginning of period	40,286	40,280	40,286	40,213
Weighted average number of shares issued during the period	1	5	—	42

Weighted average number of shares used in computing basic earnings per share	40,287	40,285	40,286	40,255
Assumed exercise of stock options, net of shares assumed repurchased	—	1,919	—	—

Weighted average number of shares used in computing diluted earnings per share	40,287	42,204	40,286	40,255

The calculation of diluted earnings per share for the three and six months ended June 30, 2007 excludes all shares that are issuable upon exercise of options as the impact of these exercises would be antidilutive.

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
14.	Capital Stock (cont’d)

(c)	Shareholders’ Deficit

The following summarizes the movement of Shareholders’ Deficit for the six months ended June 30, 2007:

Balance as of December 31, 2006	$(52,131)
Issuance of common shares	8
Net loss	(9,351)
Adjustment to other equity for employee stock options granted	213
Adjustment to other equity capital for non-employee stock options granted	80
Adjustment to other equity capital for employee stock options cancelled	170
Adjustment to deficit on adoption of FIN 48	(2,093)
Adjustments to accumulated other comprehensive income to amortize the prior service credits related to pensions and record the actuarial loss	(672)

Balance as of June 30, 2007	$(63,776)

15.	Segmented Information

The Company has six reportable segments identified by category of product sold or service provided: IMAX systems; film production and IMAX DMR; film distribution; film post-production; theater operations; and other. The IMAX systems segment designs, manufactures, sells or leases and maintains IMAX theater projection system equipment. The film production and IMAX DMR segment produces films and performs film re-mastering services. The film distribution segment distributes films for which the Company has distribution rights. The film post-production segment provides film post-production and film print services. The theater operations segment owns and operates certain IMAX theaters. The other segment includes camera rentals and other miscellaneous items. The accounting policies of the segments are the same as those described in note 2 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company has conformed its segment information in the current year to the current information used by the Company’s Chief Operating Design Makers (“CODM”), as defined in SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”).

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

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
		As restated		As restated
Revenue
IMAX systems	$13,951	$21,089	$27,035	$33,852
Films
Production and IMAX DMR	3,801	4,063	8,393	5,160
Distribution	2,692	4,639	6,102	8,063
Post-production	1,472	3,042	2,546	4,524
Theater operations	4,567	4,051	9,042	7,708
Other	986	1,225	1,508	2,067

Total	$27,469	$38,109	$54,626	$61,374

Gross margins
IMAX systems	$8,056	$11,036	$15,598	$18,381
Films
Production and IMAX DMR	1,545	1,244	3,927	706
Distribution	942	1,560	2,298	2,104
Post-production	1,132	1,009	1,234	1,438
Theater operations	463	868	661	1,174
Other	98	(29)	(93)	(138)

Total	$12,236	$15,688	$23,625	$23,665

16.	Discontinued Operations

(a)	Miami Theater LLC

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

On December 29, 2005, the Company and a previously wholly-owned subsidiary, Digital Projection International, entered into an agreement to settle its loan agreements in exchange for a payment of $3.5 million. During the six months ended June 30, 2006, the Company recognized $2.3 million in income from discontinued operations as a result of this settlement. The other $1.2 million was recognized in 2005.

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
17.	Employees Pension and Postretirement Benefits

(a)	Defined Benefit Plan

The Company has an unfunded U.S. defined benefit pension plan, the Supplemental Executive Retirement Plan (the “SERP”), covering its two Co-CEOs. The SERP provides for a lifetime retirement benefit from age 55 determined as 75% of the member’s best average 60 consecutive months of earnings.

Under the original terms of the SERP, once benefit payments begin, the benefit is indexed annually to the cost of living and further provides for 100% continuance for life to the surviving spouse. On March 8, 2006, the Company and the Co-CEOs negotiated an amendment to the SERP effective January 1, 2006, which reduced the related pension expense to the Company. The Company was represented by the independent directors (as defined in Rule 4200(a)(15) of the NASDAQ Marketplace Rules and Section 1.4 of Multilateral Instrument 52-110, who retained Mercer Human Resources Consulting and outside legal counsel to advise them on certain analyses regarding the SERP. Under the terms of the SERP amendment, the cost of living adjustment and surviving spouse benefits previously owed to the Co-CEOs are each reduced by 50%, subject to a recoupment of a percentage of such benefits upon a change of control of the Company, and the net present value of the reduced pension benefit payments is accelerated and paid out upon a change of control of the Company. The benefits were 50% vested as of July 2000, the SERP initiation date. The vesting percentage increases on a straight-line basis from inception until age 55. The vesting percentage of a member whose employment terminates other than by voluntary retirement or upon a change in control shall be 100%. The actuarial liability was remeasured as of March 8, 2006 to reflect the SERP changes adopted. Under the original terms of the SERP, benefits were determined as 75% of the member’s best average 60 consecutive months of earnings during the 120 months preceding retirement. On May 4, 2007 the Company amended the SERP to provide for the determination of benefits to be 75% of the member’s best average 60 consecutive months of earnings over the member’s employment history. The actuarial liability was remeasured to reflect this amendment. The amendment resulted in a $1.0 million increase to the pension liability and a corresponding $1.0 million change to other comprehensive income. As of June 30, 2007, one of the Co-CEO’s benefits was 100% vested and the other Co-CEO’s benefits were approximately 84% vested.

The amount accrued for the SERP is determined as follows:

Six months ended
June 30, 2007
Projected benefit obligation:
Obligation, beginning of period	$26,109
Service cost	344
Interest cost	678
Actuarial loss resulting from the amendment	997
Amortization of prior service credits	(473)

Obligation, end of period	$27,655

Unfunded status:
Obligation, end of period	$27,655

Accrued pension liability	$27,655

The following table provides disclosure of pension expense for the SERP for periods ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
		As restated		As restated
Service cost	$172	$364	$344	$821
Interest cost	339	297	678	659
Amortization of prior service credits	—	(237)	—	(83)

Pension expense	$511	$424	$1,022	$1,397

The accumulated benefit obligation for the SERP was $27.7 million at June 30, 2007 and $26.1 million at December 31, 2006. No contributions are expected to be made for the SERP during 2007.

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
17.	Employees Pension and Postretirement Benefits (cont’d)

(a)	Defined Benefit Plan (cont’d)

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

The following benefit payments are expected to be made as per the current SERP assumptions and the terms of the SERP in each of the next five years, and in the aggregate over the five years thereafter:

2007	$—
2008	1,045
2009	1,058
2010	32,496
2011 to 2016	—
At the time the Company established the SERP, it also took out life insurance policies on its two Co-CEOs with coverage amounts of $21.5 million in aggregate. The Company intends to use the cash surrender value proceeds of life insurance policies taken on its Co-CEOs to be applied towards the benefits due and payable under the SERP, although there can be no assurance that the Company will ultimately do so. At June 30, 2007, the cash surrender value of the insurance policies is $4.6 million (December 31, 2006 — $4.3 million) and has been included in other assets.

(b)	Defined Contribution Plan

The Company also maintains defined contribution pension plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During the three and six months ended June 30, 2007 and 2006, the Company contributed and expensed an aggregate of $0.2 million and $0.4 million, respectively (2006 — $0.2 million and $0.4 million), to its Canadian plan and an aggregate of less than $0.1 million and $0.1 million, respectively (2006 — less than $0.1 million and $0.1 million), to its defined contribution employee pension plan under Section 401(k) of the U.S. Internal Revenue Code.

(c)	Postretirement Benefits

The Company has an unfunded postretirement plan covering its two Co-CEOs. The plan provides that the Company will maintain health benefits for the Co-CEOs until they become eligible for Medicare and, thereafter, the Company will provide Medicare supplement coverage as selected by the Co-CEO. The postretirement benefits obligation as of June 30, 2007 is $0.4 million. The Company has expensed less than $0.1 million for the three and six months ended June 30, 2007 with respect to this obligation (2006 – less than $0.1 million).

18.	Impact of Recently Issued Accounting Pronouncements

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

Supplemental Consolidating Balance Sheets as at June 30, 2007:

			Non-	Adjustments
	IMAX	Guarantor	Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$10,061	$5,935	$314	$—	$16,310
Short-term investments	2,164	—	—	—	2,164
Accounts receivable	23,665	2,291	398	—	26,354
Financing receivables	62,103	689	—	—	62,792
Inventories	26,803	238	81	—	27,122
Prepaid expenses	2,536	495	21	—	3,052
Intercompany receivables	25,183	47,388	10,918	(83,489)	—
Film assets	4,178	—	—	—	4,178
Property, plant and equipment	23,374	1,127	6	—	24,507
Other assets	12,174	—	—	—	12,174
Goodwill	39,027	—	—	—	39,027
Other intangible assets	2,526	—	—	—	2,526
Investments in subsidiaries	35,617	—	—	(35,617)	—

Total assets	$269,411	$58,163	$11,738	$(119,106)	$220,206

Liabilities
Accounts payable	3,276	5,175	3	—	8,454
Accrued liabilities	51,577	2,650	227	—	54,454
Intercompany payables	61,785	44,603	6,204	(112,592)	—
Deferred revenue	57,175	3,642	257	—	61,074
Senior Notes due 2010	160,000	—	—	—	160,000

Total liabilities	333,813	56,070	6,691	(112,592)	283,982

Shareholder’s deficit
Capital stock	122,032	—	117	(117)	122,032
Other equity / additional paid in capital / contributed surplus	2,366	46,960	—	(45,926)	3,400
Deficit	(189,924)	(44,253)	4,930	39,529	(189,718)
Accumulated other comprehensive income (loss)	1,124	(614)	—	—	510

Total shareholders’ equity (deficit)	$(64,402)	$2,093	$5,047	$(6,514)	$(63,776)

Total liabilities & shareholders’ equity (deficit)	$269,411	$58,163	$11,738	$(119,106)	$220,206

In certain Guarantor Subsidiaries, accumulated losses have exceeded the original investment balance. As a result of applying equity accounting, the parent company has consequently reduced intercompany receivable balances with respect to these Guarantor Subsidiaries in the amounts of $29.5 million as at June 30, 2007.

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

Shareholder’s deficit
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

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
19.	Supplemental Consolidating Financial Information (cont’d)

Supplemental Consolidating Statements of Operations for the three months ended June 30, 2007:

			Non-	Adjustments
	IMAX	Guarantor	Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues
Equipment and product sales	$6,805	$177	$2	$(171)	$6,813
Services	10,409	6,470	164	(714)	16,329
Rentals	1,530	66	11	—	1,607
Finance income	1,170	11	—	—	1,181
Other revenues	1,539	—	—	—	1,539

	21,453	6,724	177	(885)	27,469
Cost of goods sold, services and rentals
Equipment and product sales	3,740	170	2	(99)	3,813
Services	6,288	5,133	47	(786)	10,682
Rentals	719	—	—	—	719
Other	19	—	—	—	19

	10,766	5,303	49	(885)	15,233

Gross margin	10,687	1,421	128	—	12,236

Selling, general and administrative expenses	10,692	285	191	—	11,168
Research and development	1,121	—	—	—	1,121
Amortization of intangibles	141	—	—	—	141
Loss (income) from equity-accounted investees	(1,062)	—	—	1,062	—
Receivable provisions, net of (recoveries)	(33)	2	—	—	(31)

Earnings (loss) from operations	(172)	1,134	(63)	(1,062)	(163)

Interest income	227	—	—	—	227
Interest expense	(4,375)	—	—	—	(4,375)

Net earnings (loss) from continuing operations before income taxes	(4,320)	1,134	(63)	(1,062)	(4,311)
(Provision for) recovery of income taxes	(251)	(9)	—	—	(260)

Net earnings (loss)	$(4,571)	$1,125	$(63)	$(1,062)	$(4,571)

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
19.	Supplemental Consolidating Financial Information (cont’d)

Supplemental Consolidating Statements of Operations for the six months ended June 30, 2007:

			Non-	Adjustments
	IMAX	Guarantor	Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues
Equipment and product sales	$13,885	$627	$4	$(598)	$13,918
Services	22,564	12,578	325	(1,493)	33,974
Rentals	2,730	85	13	—	2,828
Finance income	2,304	63	—	—	2,367
Other revenues	1,539	—	—	—	1,539

	43,022	13,353	342	(2,091)	54,626
Cost of goods sold, services and rentals
Equipment and product sales	7,613	598	4	(459)	7,756
Services	12,275	11,192	123	(1,632)	21,958
Rentals	1,268	—	—	—	1,268
Other	19	—	—	—	19

	21,175	11,790	127	(2,091)	31,001

Gross margin	21,847	1,563	215	—	23,625

Selling, general and administrative expenses	20,794	489	227	—	21,510
Research and development	2,616	—	—	—	2,616
Amortization of intangibles	277	—	—	—	277
Loss (income) from equity-accounted investees	(1,103)	—	—	1,103	—
Receivable provisions, net of (recoveries)	(23)	(2)	—	—	(25)

Earnings (loss) from operations	(714)	1,076	(12)	(1,103)	(753)

Interest income	405	48	—	—	453
Interest expense	(8,624)	—	—	—	(8,624)

Net earnings (loss) from continuing operations before income taxes	(8,933)	1,124	(12)	(1,103)	(8,924)
(Provision for) recovery of income taxes	(418)	(9)	—	—	(427)

Net earnings (loss)	$(9,351)	$1,115	$(12)	$(1,103)	$(9,351)

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
19.	Supplemental Consolidating Financial Information (cont’d)

Supplemental Consolidating Statements of Operations for the three months ended June 30, 2006:

			Non-	Adjustments
	IMAX	Guarantor	Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
	As restated	As restated	As restated	As restated	As restated
Revenues
Equipment and product sales	$15,355	$—	$3	$—	$15,358
Services	13,301	7,294	174	(1,061)	19,708
Rentals	1,361	47	8	—	1,416
Finance income	1,573	54	—	—	1,627

	31,590	7,395	185	(1,061)	38,109
Cost of goods sold, services and rentals
Equipment and product sales	8,846	—	—	64	8,910
Services	7,906	6,186	83	(1,125)	13,050
Rentals	461	—	—	—	461

	17,213	6,186	83	(1,061)	22,421

Gross margin	14,377	1,209	102	—	15,688

Selling, general and administrative expenses	9,332	224	(2)	—	9,554
Research and development	664	—	—	—	664
Amortization of intangibles	132	—	—	—	132
Loss (income) from equity-accounted investees	(1,086)	—	—	1,086	—
Receivable provisions, net of (recoveries)	(252)	—	—	—	(252)

Earnings (loss) from operations	5,587	985	104	(1,086)	5,590

Interest income	280	—	—	—	280
Interest expense	(4,239)	(3)	—	—	(4,242)

Net earnings (loss) from continuing operations before income taxes	1,628	982	104	(1,086)	1,628
(Provision for) recovery of income taxes	2	—	—	—	2

Net earnings (loss) from continuing operations	1,630	982	104	(1,086)	1,630
Net earnings from discontinued operations	—	—	—	—	—

Net earnings (loss)	$1,630	$982	$104	$(1,086)	$1,630

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
19.	Supplemental Consolidating Financial Information (cont’d)

Supplemental Consolidating Statements of Operations for the six months ended June 30, 2006:

			Non-	Adjustments
	IMAX	Guarantor	Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
	As restated	As restated	As restated	As restated	As restated
Revenues
Equipment and product sales	$23,172	$—	$6	$—	$23,178
Services	21,825	12,921	365	(1,969)	33,142
Rentals	2,192	111	12	—	2,315
Finance income	2,631	108	—	—	2,739

	49,820	13,140	383	(1,969)	61,374
Cost of goods sold, services and rentals
Equipment and product sales	13,014	—	5	97	13,116
Services	14,007	11,568	158	(2,066)	23,667
Rentals	926	—	—	—	926

	27,947	11,568	163	(1,969)	37,709

Gross margin	21,873	1,572	220	—	23,665

Selling, general and administrative expenses	19,625	402	80	—	20,107
Research and development	1,579	—	—	—	1,578
Amortization of intangibles	324	—	—	—	324
Loss (income) from equity-accounted investees	(1,307)	—	—	1,307	—
Receivable provisions, net of (recoveries)	(109)	—	—	—	(109)

Earnings (loss) from operations	1,761	1,170	140	(1,307)	1,764

Interest income	533	—	—	—	533
Interest expense	(8,397)	(2)	—	—	(8,399)

Net earnings (loss) from continuing operations before income taxes	(6,103)	1,168	140	(1,307)	(6,102)
(Provision for) recovery of income taxes	1,695	—	(1)	—	1,694

Net earnings (loss) from continuing operations	(4,408)	1,168	139	(1,307)	(4,408)
Net earnings from discontinued operations	2,300	—	—	—	2,300

Net earnings (loss)	$(2,108)	$1,168	$139	$(1,307)	$(2,108)

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
19.	Supplemental Consolidating Financial Information (cont’d)

Supplemental Consolidating Statements of Cash Flows for the six months ended June 30, 2007:

			Non-	Adjustments
	IMAX	Guarantor	Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
Cash provided by (used in):

Operating Activities
Net earnings (loss)	$(9,351)	$1,115	$(12)	$(1,103)	$(9,351)
Items not involving cash:
Depreciation and amortization	6,015	205	11	—	6,231
Write-downs (recoveries)	(23)	(2)	—	—	(25)
Loss (income) from equity-accounted investees	(1,103)	—	—	1,103	—
Change in deferred income taxes	(149)	—	—	—	(149)
Stock and other non-cash compensation	2,006	—	—	—	2,006
Non-cash foreign exchange gain	(623)	—	—	—	(623)
Interest on short-term investments	(49)	—	—	—	(49)
(Increase)/decrease in cash surrender value of life insurance	(16)	—	—	—	(16)
Investment in film assets	(5,590)	—	—	—	(5,590)
Changes in other non-cash operating assets and liabilities	5,201	(3,034)	160	—	2,327

Net cash provided by (used in) operating activities	(3,682)	(1,716)	159	—	(5,239)

Investing Activities
Purchases of short-term investments	(4,275)	—	—	—	(4,275)
Proceeds from maturities of short-term investments	4,274	—	—	—	4,274
Purchase of fixed assets	(601)	(120)	(2)	—	(723)
Increase in other assets	(374)	—	—	—	(374)
Increase in other intangible assets	(256)	—	—	—	(256)

Net cash provided by (used in) investing activities	(1,232)	(120)	(2)	—	(1,354)

Financing Activities
Financing costs related to new Senior Notes	(1,431)	—	—	—	(1,431)
Common shares issued	8	—	—	—	8

Net cash provided by financing activities	(1,423)	—	—	—	(1,423)

Effects of exchange rate changes on cash	(4)	(10)	(8)	—	(22)

Decrease in cash and cash equivalents from continuing operations	(6,341)	(1,846)	149	—	(8,038)

Decrease in cash and cash equivalents from discontinued operations	—	(775)	—	—	(775)

Decrease in cash and cash equivalents, during the period	(6,341)	(2,621)	149	—	(8,813)

Cash and cash equivalents, beginning of period	16,402	8,556	165	—	25,123

Cash and cash equivalents, end of period	$10,061	$5,935	$314	$—	$16,310

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
19.	Supplemental Consolidating Financial Information (cont’d)

Supplemental Consolidating Statements of Cash Flows for the six months ended June 30, 2006:

			Non-	Adjustments
	IMAX	Guarantor	Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
	As restated	As restated	As restated	As restated	As restated
Cash provided by (used in):

Operating Activities
Net earnings (loss)	$(2,108)	$1,168	$139	$(1,307)	$(2,108)
Net (earnings) from discontinued operations	(2,300)	—	—	—	(2,300)
Items not involving cash:
Depreciation and amortization	7,346	267	1	—	7,614
Write-downs	(109)	—	—	—	(109)
Loss (income) from equity-accounted investees	(1,307)	—	—	1,307	—
Change in deferred income taxes	(1,600)	(4)	—	—	(1,604)
Stock and other non-cash compensation	2,554	—	—	—	2,554
Unrealized foreign exchange loss	(405)	—	—	—	(405)
Interest on short-term investments	(179)	—	—	—	(179)
(Increase)/decrease in cash surrender value of life insurance	(6)	—	—	—	(6)
Investment in film assets	(5,696)	—	—	—	(5,696)
Changes in other non-cash operating assets and liabilities	(2,742)	216	(90)	—	(2,616)

Net cash provided by (used in) operating activities	(6,552)	1,647	50	—	(4,855)

Investing Activities
Purchases of short-term investments	(10,322)	—	—	—	(10,322)
Proceeds from maturities of short-term investments	10,321	—	—	—	10,321
Purchase of fixed assets	(568)	(169)	(2)	—	(739)
Increase in other assets	(566)	—	—	—	(566)
Increase in other intangible assets	(309)	—	—	—	(309)

Net cash used in investing activities	(1,444)	(169)	(2)	—	(1,615)

Financing Activities
Common shares issued	286	—	—	—	286

Net cash provided by financing activities	286	—	—	—	286

Effects of exchange rate changes on cash	(53)	7	(13)	—	(59)

Decrease in cash & cash equivalents from continuing operations	(7,763)	1,485	35		(6,243)
Increase in cash and cash equivalents provided by investing activities from discontinued operations	3,493	—		—	3,493

Decrease in cash and cash equivalents, during the period	(4,270)	1,485	35	—	(2,750)

Cash and cash equivalents, beginning of period	17,402	6,728	194	—	24,324

Cash and cash equivalents, end of period	$13,132	$8,213	$229	$—	$21,574

IMAX CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
The principal business of IMAX Corporation together with its wholly-owned subsidiaries (the “Company”) is the design, manufacture, sale or lease of theater systems for large-format theaters including commercial theaters, museums and science centers, and destination entertainment sites. In addition, the Company specializes in digital and film based motion picture technologies, designs and manufactures high-end sound systems and produces, remasters and distributes large-format films. At June 30, 2007, there were 290 IMAX theaters operating in 40 countries.
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
Restatement of Previously Issued Financial Statements
In 2006, the Company has identified certain errors related to: (a) revenue recognition resulting from the Company’s review of its theater system arrangements over the past 5 year period ended December 31, 2006 in response to comments received from the staff of both the United States Securities and Exchange Commission (“SEC”) and the Ontario Securities Commission (“OSC”) which indicated insufficient analysis of various sales and lease transactions and the accounting effect of certain contractual provisions within them; and misallocations of consideration to elements within certain multiple element arrangements; (b) capitalization of costs into inventory and films assets and amortization of film assets in accordance with Statement of Position 00-2, “Accounting by Producers or Distributors of Films” (“SOP 00-2” ); (c) income tax liabilities resulting from failure to make certain tax elections on a timely basis and (d) certain other items in note 3 of the condensed consolidated financial statements. In addition, in the preparation of the consolidated financial statements for the year ended December 31, 2006, the Company recorded other adjustments related to prior periods’ unadjusted differences that had been deemed not to be material and adjustments related to prior periods recorded through 2006 opening retained earnings. The condensed consolidated financial statements for the three and six months ended June 30, 2006 have been restated to reflect these error corrections under U.S. GAAP. See note 3 to the condensed consolidated financial statements for additional details.

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
The Company considers the following critical accounting policies to have the most significant effect on its estimates, assumptions and judgments:
Revenue Recognition
The Company generates revenue from various sources as follows:
•	Design, manufacture, sale and lease of proprietary theater systems for IMAX theaters principally owned and operated by commercial and institutional customers located in 40 countries as of June 30, 2007;

•	Production, digital re-mastering, post-production and/or distribution of certain films shown throughout the IMAX theater network;

•	Operation of certain IMAX theaters primarily in the United States and Canada;

•	Provision of other services to the IMAX theater network including ongoing maintenance and extended warranty services for IMAX theater systems; and

•	Other activities, which includes short-term rental of cameras and aftermarket sales of projector system components.
Multiple Element Arrangements
The Company’s revenue arrangements with certain customers may involve multiple elements consisting of a theater system (projector, sound system, screen system and, if applicable, a 3D glasses cleaning machine); services associated with the theater system including theater design support, supervision of installation, and projectionist training; a license to use of the IMAX brand; 3D glasses; maintenance and extended warranty services; and licensing of films. The Company evaluates all elements in an arrangement to determine what are considered typical deliverables for accounting purposes and which of the deliverables represent separate units of accounting based on the applicable accounting guidance in Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (“SFAS 13”); Financial Accounting Standard Board (“FASB”) Technical Bulletin No. 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts” (“FTB 90-1”); American Institute of Certified Public Accountants Statement of Position 00-2, “Accounting by Producers or Distributors of Films”; and Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). If separate units of accounting are either required under the relevant accounting standards or determined to be applicable under EITF 00-21, the total consideration received or receivable in the arrangement is allocated based on the applicable guidance in the above noted standards.

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
Joint Revenue Sharing Arrangements
For joint revenue sharing arrangements, where the Company receives a portion of the a theater’s box-office and concession revenue in exchange for placing a theater system at the theater operator’s venue, revenue is recognized when reported by the theater operator, provided that collection is reasonably assured. Revenue recognized related to these arrangements for the three and six months ended June 30, 2007 included in rental revenues was $0.6 million and $1.0 million, respectively (2006 — $0.2 million and $0.3 million).
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
The Company may offer certain incentives to customers to complete theater system transactions including payment concessions or free services and products such as film licenses or 3D glasses. The payment concessions generally do not affect the classification of leases. Reductions in, and deferral, of payments are taken into account in determining the sales price either by a direct reduction in the sales price or a reduction of payments to be discounted in accordance with SFAS 13 or Accounting Principle Board Opinion No. 21, “Interest on Receivables and Payables” (“APB 21”). Free or discounted products and services generally are accounted for as separate units of accounting.
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
Pension Plan and Postretirement Benefit Obligations Assumptions
The Company’s pension plan and postretirement benefit obligations and related costs are calculated using actuarial concepts, within the framework of SFAS No. 87, “Employer’s Accounting for Pensions” and SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other Than Pension”. A critical assumption to this accounting is the discount rate. The Company evaluates this critical assumption annually or when otherwise required to by accounting standards. Other assumptions include factors such as expected retirement, mortality, rate of compensation increase, and estimates of inflation.
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

IMAX CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
OVERVIEW (cont’d)
Critical Accounting Policies (cont’d)
Deferred Tax Asset Valuation
As at June 30, 2007, the Company had net deferred income tax assets of $nil. The Company’s management assesses realization of its deferred tax assets based on all available evidence in order to conclude whether it is more likely than not that the deferred tax assets will be realized. Available evidence considered by the Company includes, but is not limited to, the Company’s historic operation results, projected future operating earnings results, reversing temporary differences, contracted sales backlog at June 30, 2007, changing business circumstances, and the ability to realize certain deferred tax assets through loss and tax credit carryback strategies. At June 30, 2007, the Company has determined that based on the weight of the available evidence, positive and negative, a full valuation allowance for the net deferred tax assets was required.
When there is a change in circumstances that causes a change in judgment about the realizability of the deferred tax assets, the Company would adjust all or a portion of the applicable valuation allowance in the period when such changes occur.
Tax Exposures
The Company is subject to ongoing tax examinations and assessments in various jurisdictions. Accordingly, the Company may incur additional tax expense based upon the outcomes of such matters. In addition, when applicable, the Company adjusts tax expense to reflect both favorable and unfavorable examination results. The Company’s ongoing assessments of the outcomes of examinations and related tax positions require judgment and can materially increase or decrease its effective rate as well as impact operating results. The Company compiles these assessments using the guidance of FIN 48, as discussed below.
Impact of Recently Issued Accounting Pronouncements
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (an interpretation of FASB Statement No. 109), (“FIN 48”), which clarifies the relevant criteria and approach for the recognition, de-recognition and measurement of uncertain tax positions. FIN 48 was effective for the Company beginning January 1, 2007. The Company has assessed the effects of the provisions of FIN 48. The cumulative effect of the change in accounting principle recorded as of January 1, 2007 was $2.1 million.
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
As identified in note 15 to the condensed consolidated financial statements, the Company has six reportable segments identified by category of product sold or service provided: IMAX systems; film production and IMAX DMR; film distribution; film post-production; theater operations; and other. The IMAX systems segment designs, manufactures, sells or leases and maintains IMAX theater projection system equipment. The film production and IMAX DMR segment produces films and performs film re-mastering services. The film distribution segment distributes films for which the Company has distribution rights. The film post-production segment provides film post-production and film print services. The theater operations segment owns and operates certain IMAX theaters. The other segment includes camera rentals and other miscellaneous items. The accounting policies of the segments are the same as those described in note 2 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
The Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations have been organized and discussed with respect to the above stated segments. Management feels that a discussion and analysis based on its segments is significantly more relevant as the Company’s consolidated statements of operations caption combines results from several segments.
Three Months Ended June 30, 2007 Versus Three Months Ended June 30, 2006
The Company reported a net loss from continuing operations before income taxes of $4.3 million or $0.11 per share on a diluted basis and a net loss from continuing operations after taxes of $4.6 million or $0.11 per share on a diluted basis for the second quarter of 2007. For the second quarter of 2006, the Company reported net earnings from continuing operations before income taxes of $1.6 million or $0.04 per share on a diluted basis and net earnings from continuing operations after taxes of $1.6 million or $0.04 per share on diluted basis.
Revenue
The Company’s revenues for the second quarter of 2007 decreased by 27.9% to $27.5 million from $38.1 million in the same period last year.
The following table sets forth the breakdown of revenue by category:
(In thousands of U.S. dollars)

	Three months ended June 30,
	2007	2006
		As restated
IMAX Systems Revenue
Sales and sales-type leases(1)	$7,289	$14,208
Ongoing rent(2)	2,865	2,968
Maintenance	3,797	3,913

	13,951	21,089

Films Revenue
Production and IMAX DMR	3,801	4,063
Distribution	2,692	4,639
Post-production	1,472	3,042

	7,965	11,744

Theater Operations	4,567	4,051

Other Revenue	986	1,225

	$27,469	$38,109

(1)	Includes initial rents and fees and the present value of fixed minimum rents and fees from equipment, sales and sales-type lease transactions.

(2)	Includes rental income from operating leases, revenues from joint revenue sharing arrangements, contingent rents from sales-type leases, contingent fees from sales arrangements and finance income.

IMAX CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
RESULTS OF OPERATIONS (cont’d)
Three Months Ended June 30, 2007 Versus Three Months Ended June 30, 2006 (cont’d)
Revenue (cont’d)
IMAX systems revenue decreased to $14.0 million in the second quarter of 2007 from $21.1 million in the second quarter of 2006, a decrease of 33.8%. Revenue from sales and sales-type leases decreased to $7.3 million in the second quarter of 2007 from $14.2 million in the second quarter of 2006, a decrease of 48.7%, mainly due to a lower number of theater system recognitions in 2007 versus 2006 (4 in 2007 versus 9 in 2006), partially offset by $1.5 million in settlement revenues from termination of agreements recognized during the second quarter of 2007 versus $nil in 2006.
The Company recognized revenue on four theater systems which qualified as either sales or sales-type leases in the second quarter of 2007 versus nine in the second quarter of 2006. There were two new theater systems with a value of $3.6 million recognized into revenue in the second quarter of 2007 compared to six new theater systems with a total value of $9.2 million recognized in the second quarter of 2006. Two of the theater systems recognized in 2007 were used theater systems versus three used theater systems in the second quarter of 2006. The aggregate sales value of the used systems in 2007 totaled $2.4 million compared to $3.2 million for the used systems in the second quarter of 2006.
Average revenue per sales and sales-type lease systems increased slightly to $1.5 million from $1.4 million for the three months ended June 30, 2007 compared to the same period of 2006.
The table below illustrates the mix of theater systems recognized in the second quarter of 2007 compared to the same period in 2006.

	Three months ended
	June 30,
	2007	2006
		As restated
Sales and Sales-type lease systems recognized
IMAX 3D GT	2	4
IMAX 3D SR	1	—
IMAX 3D MPX	1	5

	4	9

Ongoing rent revenue decreased slightly to $2.9 million in the second quarter of 2007 from $3.0 million in 2006, a decrease of 3.5% primarily due to the recording of non-recurring finance income of $0.5 million in the second quarter of 2006. Revenues from joint revenue sharing arrangements, included in ongoing rent, increased from $0.2 million in the second quarter of 2006 to $0.6 million in the second quarter of 2007. The Company installed three new joint revenue sharing theaters in the second quarter of 2007, for a total of eight to date. Maintenance revenue for the quarter was $3.8 million as compared to $3.9 million in the prior year.
Film segment revenues decreased to $8.0 million in the second quarter of 2007 from $11.7 million in the second quarter of 2006. Film production and IMAX DMR revenues decreased to $3.8 million in the second quarter of 2007 from $4.1 million in the second quarter of 2006. The decrease in film production and IMAX DMR revenues was due primarily to slightly lower IMAX DMR revenues from the fact that two IMAX DMR films played in the second quarter of 2007 (300: An IMAX Experience, released in early March 2007 and completed its run in the second quarter of 2007, and Spider-Man 3: An IMAX Experience, which opened in May 2007), compared to three IMAX DMR films in the second quarter of 2006 (V for Vendetta: An IMAX Experience, Poseidon: An IMAX Experience and Superman Returns: An IMAX Experience). Film distribution revenues decreased to $2.7 million in the second quarter of 2007 from $4.6 million in the second quarter of 2006 due to stronger performances of Magnificent Desolation and Deep Sea 3D in the second quarter of 2006 compared to 2007. Film post-production revenues decreased to $1.5 million in the second quarter of 2007 from $3.0 million in the second quarter of 2006, mainly due to a decrease in third party business at the Company’s post-production unit.

IMAX CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
RESULTS OF OPERATIONS (cont’d)
Three Months Ended June 30, 2007 Versus Three Months Ended June 30, 2006 (cont’d)
Revenue (cont’d)
Theater operations revenue increased to $4.6 million in the second quarter of 2007 from $4.1 million in the second quarter of 2006, due to an increase in average ticket prices of approximately 14%.
Other revenue decreased to $1.0 million in the second quarter of 2007 compared to $1.2 million in the same period in 2006. Other revenue primarily includes revenue generated from the Company’s camera and rental business and after market sales of projection system parts.
Outlook
Theater system installations slip from period to period in the course of the Company’s business, and the Company has seen a significant number of theater system installations originally anticipated for the third and fourth quarters of 2006 move to anticipated installations for 2007 and beyond. The Company currently has 17 complete theater systems in its backlog that it anticipates will be installed in the second half of 2007, however it cautions that slippages remain a recurring and unpredictable part of its business.
The Company has signed agreements with Sony Pictures and Warner Bros. Pictures (“WB”) respectively, for the release of IMAX DMR versions of Spider-Man 3: The IMAX Experience which was released in May of 2007, 300: The IMAX Experience which was released in March 2007 and Harry Potter and the Order of the Phoenix: An IMAX 3D Experience which was released in July of 2007. The Company, in conjunction with Paramount Pictures, Shangri-La Entertainment and Concert Productions International, has signed an agreement to release the upcoming Rolling Stones concert film Shine a Light: An IMAX Experience. In November 2007, the Company, in conjunction with Paramount Pictures, Shangri-La Entertainment and WB, will release Beowulf: An IMAX 3D Experience. The Company also has an agreement with WB to release The Dark Knight: The IMAX Experience, the next installment of WB’s Batman franchise, in July 2008. In conjunction with WB, the Company has also commenced production on a sequel to Deep Sea 3D, scheduled for release in 2009.
The Company supplements its sale and lease of theater systems by offering clients joint revenue sharing arrangements, whereby the Company contributes its theater systems, accounted for at its manufactured cost for manufactured components and at the Company’s cost for purchased components. Under some arrangements, the client contributes its retrofitted auditorium and there is a negotiated split of box-office revenues and concession revenues. The Company believes that, by offering such arrangements where exhibitors do not need to pay the initial capital required in a lease or a sale, the Company’s theater network can be expanded more rapidly and provide the Company with a significant portion of the IMAX box-office receipts from its theaters, as well as greater revenue from the studios releasing IMAX DMR films, for which the Company typically receives a percentage of the studio’s box-office receipts. In addition to the 5 joint revenue sharing arrangements in operation at the end of the first quarter 2007, the Company installed three additional joint revenue sharing theaters during the second quarter of 2007.

IMAX CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
RESULTS OF OPERATIONS (cont’d)
Three Months Ended June 30, 2007 Versus Three Months Ended June 30, 2006 (cont’d)
Outlook (cont’d)
The Company believes that digital technology has evolved sufficiently that it can develop an IMAX digital projection system that delivers high quality imagery consistent with the Company’s brand to deliver to theaters by early 2009. The Company believes that the dramatic print cost savings that would result from an IMAX digital system could lead to more profitability for the Company by increasing the number of films released to the IMAX network, which in turn could result in more theaters in the Company’s network, more profits per theater and more profits for studios amortizing their films over the network. There are a number of risks inherent in the Company’s digital strategy including the risk of exhibitors delaying theater system purchases during the Company’s transition period to digital, and the need to finance the Company’s investments necessary for implementing this strategy. In addition, the Company’s theater system contracts are increasingly including provisions providing for customer upgrades to digital systems, when available. The accounting impact of such provisions may include the deferral of some or all of the revenue (though not the cash) associated with such system until the time of such digital upgrade. Such deferral could result in a significant increase in the Company’s deferred revenue accounts and a significant decrease in the Company’s reported profits prior to the delivery of the digital upgrade. The Company’s goal is to create a digital product that provides a differentiated experience to moviegoers that is consistent with what they have come to expect from the IMAX brand. The Company believes that transitioning from a film-based platform to a digital platform for a large portion of its customer base is compelling for a number of reasons. The savings to the studios as a result of eliminating film prints are considerable, as the typical cost of an IMAX film print ranges from $22,500 per 2D print to $45,000 per 3D print. Removing those costs will significantly increase the profit of an IMAX release for a studio which, the Company believes, provides more incentive for studios to release their films to IMAX theaters. The Company similarly believes that economics change favorably for its exhibition clients as a result of a digital transition, since lower print costs and the increased programming flexibility that digital delivery provides should allow theaters to program three to four additional IMAX DMR films per year, thereby increasing both customer choice and total box-office revenue. Finally, digital transmission allows for the opportunity to show attractive alternate programming, such as live events like the Super Bowl or World Cup, in the immersive environment of an IMAX theater.
Gross Margin
The gross margin across all segments in the second quarter of 2007 was $12.2 million, or 44.5% of total revenue, compared to $15.7 million, or 41.2% of total revenue in the second quarter of 2006.
IMAX theater systems margin excluding the impact of settlement revenue from termination of arrangements was 52.6% in the second quarter of 2007, compared to 52.3% in the second quarter of 2006. Gross margins on sale of new systems were 63.5% in the second quarter of 2007 compared to 55.9% in the prior year quarter due mainly to the product mix sold. Gross margins on the sale of two used systems, in the second quarter of 2007 were 58.6% compared to 56.7% for the three used systems recognized in the prior year quarter.
The Company’s gross margin from its film segment decreased in the second quarter of 2007 by $0.2 million. Film production and IMAX DMR gross margin increased by $0.3 million due primarily to improved margins from successful releases of 300: An IMAX Experience and Spider-Man 3: An IMAX Experience versus the films released in the second quarter of 2006. Film distribution margin decreased by $0.6 million primarily due to higher margins earned on Magnificent Desolation and Deep Sea 3D in 2006 versus 2007. Film post-production gross margin increased by $0.1 million primarily due to a change in mix between internal and third party business.
Theater operations margin decreased $0.4 million in the second quarter of 2007 as compared to second quarter of 2006 primarily due to higher film rentals fees (related to the strong box office performance of 300: The IMAX Experience and Spider-Man 3: An IMAX Experience) partially offset by the impact of higher revenues.
Other gross margin increased slightly by $0.1 million in the second quarter of 2007, primarily as a result of increased activity from the Company’s camera and rental business.

IMAX CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
RESULTS OF OPERATIONS (cont’d)
Three Months Ended June 30, 2007 Versus Three Months Ended June 30, 2006 (cont’d)
Other
Selling, general and administrative expenses were $11.2 million in the second quarter of 2007, which included $1.2 million of professional and legal expenses the Company incurred costs to respond to inquiries made by the SEC and OSC, as compared to $9.6 million in 2006. Compensation expenses increased by $0.3 million in the second quarter of 2007 over 2006 due to higher salary costs. There was a decrease in non-cash stock-based compensation including stock options, stock appreciation rights and restricted shares issued to employees of $0.4 million from 2006. Travel and entertainment expenses decreased by $0.3 million in the second quarter of 2007 compared to the second quarter of 2006. The Company recorded a foreign exchange gain of $0.5 million in the second quarter of 2007, compared to a gain of $0.4 million in the second quarter of 2006. The Company records foreign exchange translation gains and losses primarily on a portion of its financing receivable balances which are denominated in Canadian dollars, Euros and Japanese Yen.
Receivable provisions net of recoveries for accounts receivable and financing receivables amounted to a net recovery of less than $0.1 million in the second quarter of 2007, compared to a net recovery of $0.3 million in the second quarter of 2006.
Interest income decreased slightly to $0.2 million in the first quarter of 2007 compared to $0.3 million in the prior year quarter.
Interest expense increased slightly to $4.4 million in the first quarter of 2007 compared to $4.2 in the second quarter of 2006. Included in interest expense is the amortization of deferred finance costs in the amount of $0.3 million and $0.3 million in the second quarter of 2007 and 2006, respectively, relating to the Company’s 9.625% Senior Notes due 2010 (the “Senior Notes”). The Company’s policy is to defer and amortize all the costs relating to a debt financing over the life of the debt instrument.
Income Taxes
The Company’s effective tax rate differs from the statutory tax rate and will vary from year to year primarily as a result of numerous permanent differences, investments and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or reductions in the year, changes in the Company’s valuation allowance based on the Company’s recoverability assessments of deferred tax assets, and favorable or unfavorable resolution of various tax examinations. As of June 30, 2007, the Company had a gross deferred income tax asset of $54.8 million, against which the Company is carrying a $54.8 million valuation allowance.
Research and Development
Research and development expenses amounted to $1.1 million in the second quarter of 2007 compared to $0.7 million in 2006. The expenses primarily reflect research and development activities pertaining to a new digitally-based theater projector. Through research and development, the Company continues to design and develop cinema-based equipment, software and other technologies to enhance its product offering. The Company believes that the motion picture industry will be affected by the development of digital technologies, particularly in the areas of content creation (image capture), post-production (editing and special effects), distribution and display. Consequently, the Company has made significant investments in digital technologies, including the development of proprietary, patent-pending technology related to a digitally-based projector, as well as technologies to digitally enhance image resolution and quality of motion picture films, and convert monoscopic (2D) to stereoscopic (3D) images. The Company also holds a number of patents, patents pending and intellectual property rights in these areas.
The motion picture industry is in the early stages of transitioning from film projection to digital projection, and the Company itself is developing a digitally-based projector. In recent years, a number of companies have introduced digital 3D projection technology and a small number of Hollywood features have been exhibited in 3D using these technologies. The Company believes that its many competitive strengths, including the IMAX® brand name, the quality and immersiveness of The IMAX Experience, its IMAX DMR technology and its patented theater geometry significantly differentiate the Company’s 3D presentations from any other 3D presentations.

IMAX CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
RESULTS OF OPERATIONS (cont’d)
Six Months Ended June 30, 2007 Versus Six Months Ended June 30, 2006
The Company reported a net loss from continuing operations before income taxes of $8.9 million or $0.22 per share on a diluted basis and a net loss from continuing operations after taxes of $9.4 million or $0.23 per share on a diluted basis for the six months ended June 30, 2007. For the six months ended June 30, 2006, the Company reported net loss from continuing operations before income taxes of $6.1 million or $0.15 per share on a diluted basis and net loss from continuing operations after taxes of $4.4 million or $0.11 per share on diluted basis.
Revenue
The Company’s revenues for the six months ended June 30, 2007 decreased 11.0% to $54.6 million from $61.4 million in the same period last year.
The following table sets forth the breakdown of revenue by category:
(In thousands of U.S. dollars)

	Six months ended
	June 30,
	2007	2006
		As restated
IMAX Systems Revenue
Sales and sales-type leases(1)	$13,732	$21,025
Ongoing rent(2)	5,412	5,141
Maintenance	7,891	7,686

	27,035	33,852

Films Revenue
Production and IMAX DMR	8,393	5,160
Distribution	6,102	8,063
Post-production	2,546	4,524

	17,041	17,747

Theater Operations	9,042	7,708

Other Revenue	1,508	2,067

	$54,626	$61,374

(1)	Includes initial rents and fees and the present value of fixed minimum rents and fees from equipment, sales and sales-type lease transactions.

(2)	Includes rental income from operating leases, revenues from joint revenue sharing arrangements, contingent rents from sales-type leases, contingent fees from sales arrangements and finance income.
IMAX systems revenue decreased to $27.0 million in the six months ended June 30, 2007 from $33.9 million in the six months ended June 30, 2006, a decrease of 20.1%. Revenue from sales and sales-type leases decreased to $13.7 million in the six months ended June 30, 2007 from $21.0 million in the six months ended June 30, 2006, a decrease of 34.7%, mainly due to a lower number of theater system recognitions (9 in 2007 versus 14 in 2006) in the period. The Company also recognized $1.5 million in settlement revenue during the six months ended June 30, 2007 versus $nil in 2006.
The Company recognized revenue on nine theater systems which qualified as either sales or sales-type leases in the six months ended June 30, 2007 compared to fourteen in the same period in 2006. There were six new theater systems with a value of $9.6 million recognized into revenue in the six months ended June 30, 2007 compared to eight new theater systems with a total value of $13.5 million recognized in the six months ended June 30, 2006. Three of the theater systems recognized in 2007 were used theater systems versus six used theater systems in the six months ended June 30, 2006. The aggregate sales value of the used systems in 2007 totaled $2.9 million compared to $5.7 million for the used systems in the six months ended June 30, 2006.

IMAX CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
RESULTS OF OPERATIONS (cont’d)
Six Months Ended June 30, 2007 Versus Six Months Ended June 30, 2006 (cont’d)
Revenue (cont’d)
Average revenue per sales and sales-type lease systems remained consistent at $1.4 million for the six month periods ended June 30, 2007 and 2006.
The table below illustrates the mix of theater systems recognized in the six months ended June 30, 2007 compared to the same period in 2006.

	Six months ended
	June 30,
	2007	2006
		As restated
Sales and Sales-type lease systems recognized IMAX 2D GT	1	1
IMAX 3D GT	2	8
IMAX 2D SR	1	—
IMAX 3D SR	1	—
IMAX 3D MPX	4	5

	9	14

Ongoing rent revenue increased to $5.4 million in the six months ended June 30, 2007 from $5.1 million in 2006, an increase of 5.3%. Ongoing rent revenue for the first six months of 2006 included the recording of non-recurring finance income of $0.5 million. Absent this non recurring increase, ongoing rent revenue increase 17% over the prior year. Revenues from joint revenue sharing arrangements, included in ongoing rent, increased from $0.3 million in the six months ended June 30, 2006 to $1.0 million in the six months ended June 30, 2007. The Company installed three new joint revenue sharing theaters in the second quarter of 2007. Maintenance revenue increased 2.7% to $7.9 million over the prior year due to an increase in the theater network. The Company expects to see an increase in 2007 compared to 2006 in both ongoing rent and maintenance revenue as the Company’s theater network continues to grow in 2007.
Film segment revenues decreased to $17.0 million in the six months ended June 30, 2007 from $17.7 million in the six months ended June 30, 2006, due primarily to a decrease in film distribution and post-production revenues, offset by an increase in IMAX DMR revenues. Film production and IMAX DMR revenues increased to $8.4 million in the six months ended June 30, 2007 from $5.2 million in the six months ended June 30, 2006. The increase in film production and IMAX DMR revenues was due primarily to IMAX DMR revenues gross box office performance of Spider-Man 3: An IMAX Experience, released in 2007, 300: An IMAX Experience, released in March 2007 and the continued success of Night at the Museum: An IMAX Experience, released in December 2006, Happy Feet: An IMAX Experience, released November 2006, which together performed better than the 2006 release of Superman Returns: An IMAX Experience, released in June 2006, Poseidon: An IMAX Experience, released in May 2006, V for Vendetta: An IMAX Experience, released in March 2006, and the first quarter performance of Harry Potter and the Goblet of Fire: The IMAX Experience, released in November 2005. Film distribution revenues decreased to $6.1 million in the six months ended June 30, 2007 from $8.1 million in the six months ended June 30, 2006 due to lower distribution revenues from Magnificent Desolation and Deep Sea 3D in 2007 compared to 2006. Film post-production revenues decreased to $2.5 million in the six months ended June 30, 2007 from $4.5 million in the six months ended June 30, 2006, mainly due to a decrease in third party business at the Company’s post-production unit.
Theater operations revenue increased to $9.0 million in the six months ended June 30, 2007 from $7.7 million in the six months ended June 30, 2006, due to an increase in average ticket prices of approximately 20%.
Other revenue decreased to $1.5 million in the six months ended June 30, 2007 compared to $2.1 million in the same period in 2006. Other revenue primarily includes revenue generated from the Company’s camera and rental business and after market sales of projection system parts.

IMAX CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
RESULTS OF OPERATIONS (cont’d)
Six Months Ended June 30, 2007 Versus Six Months Ended June 30, 2006 (cont’d)
Gross Margin
The gross margin across all segments in the six months ended June 30, 2007 was $23.6 million, or 43.2% of total revenue, compared to $23.7 million, or 38.6% of total revenue in the six months ended June 30, 2006. The increase in gross margin for the six months ended June 30, 2007 is largely driven by the improved performance in the film segment.
IMAX theater systems margin excluding the impact of settlement revenues for termination of arrangements was 55.2% in the six months ended June 30, 2007, compared to 54.3% experienced in the six months ended June 30, 2006. The increase in gross margin of IMAX theater systems is due to a different mix of theater systems sold in the six months ended June 30, 2007 compared to the same period in 2006. Gross margins on sale of new systems was 57.9% in the six months ended June 30, 2007 compared to 52.5% in the prior year. Gross margins on the sale of used systems in the six months ended June 30, 2007 was 65.7% compared to 68.2% for the used systems recognized in the same period of 2006.
The Company’s gross margin from its film segment increased in the six months ended June 30, 2007 by $3.2 million. Film production and IMAX DMR gross margin increased by $3.2 million due primarily to the successful releases of Spider-Man 3: An IMAX Experience and 300: An IMAX Experience and Night at the Museum: An IMAX Experience as compared to the films released last year. Film distribution margin increased by $0.2 million primarily due to higher ongoing margins earned on Deep Sea 3D in 2007 over 2006 due to the Company’s expensing of associated film exploitation costs in the first and second quarters of 2006. Film post-production gross margin decreased by $0.2 million to $1.2 million.
Theater operations margin decreased $0.5 million in the six months ended June 30, 2007 as compared to six months ended June 30, 2006 primarily due to higher film rentals fees (related to the strong box office performance of 300: The IMAX Experience and Spider-Man 3: An IMAX Experience) partially offset by the impact of higher revenues.
Other gross margin remained consistent at negative $0.1 million for both the six months ended June 30, 2007 and 2006.
Other
Selling, general and administrative expenses were $21.5 million in the first six months of 2007, which included $2.0 million of professional and legal expenses the Company incurred to respond to inquiries made by the SEC and OSC, compared to $20.1 million in 2006. The $0.6 million decrease in SG&A when subtracting the above-referenced legal fees, includes a decrease in the Company’s SERP pension expense as it amended the SERP on March 8, 2006 to reduce certain benefits, resulted in savings of $0.4 million in compensation expense for six months ended June 30, 2007 compared to same period in 2006. There was also an increase in professional fees of $0.3 million in the six months ended June 30, 2007 due to increased spending on restatement related activities, which were partially offset by reduced spending for SFAS 123R implementation and SERP amendment which were not repeated in 2007. Compensation expenses decreased by $0.5 million during the six months ended June 30, 2007 as the Company incurred lower severance costs and employee bonus accruals which offset higher salary and compensation costs. There was a decrease in non-cash stock-based compensation for employees of $0.3 million during the six months ended June 30, 2007 compared to the prior year period. Non-cash stock-based compensation includes stock options, stock appreciation rights and restricted shares issued to employees. The Company recorded a foreign exchange gain of $0.6 million in the six months ended June 30, 2007, compared to a gain of $0.4 million in the six months ended June 30, 2006. The Company records foreign exchange translation gains and losses primarily on a portion of its financing receivable balances which are denominated in Canadian dollars, Euros and Japanese Yen.
Receivable provisions net of recoveries for accounts receivable and financing receivables amounted to a net recovery of less than $0.1 million in the six months ended June 30, 2007, compared to a net recovery of $0.1 million in the six months ended June 30, 2006.
Interest income remained consistent at $0.5 million for both the six months ended June 30, 2007 and 2006.
Interest expense increased slightly to $8.6 million in the six months ended June 30, 2007 compared to $8.4 million in the six months ended June 30, 2006. Included in interest expense is the amortization of deferred finance costs in the amount of $0.6 million and $0.6 million in the six months ended June 30, 2007 and 2006, respectively, relating to the Senior Notes due 2010. The Company’s policy is to defer and amortize all the costs relating to a debt financing over the life of the debt instrument.

IMAX CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
RESULTS OF OPERATIONS (cont’d)
Six Months Ended June 30, 2007 Versus Six Months Ended June 30, 2006 (cont’d)
Research and Development
Research and development expenses amounted to $2.6 million in the six months ended June 30, 2007 compared to $1.6 million in 2006. The expenses primarily reflect research and development activities pertaining to a new digitally-based theater projector. Through research and development, the Company continues to design and develop cinema-based equipment, software and other technologies to enhance its product offering. The Company believes that the motion picture industry will be affected by the development of digital technologies, particularly in the areas of content creation (image capture), post-production (editing and special effects), distribution and display. Consequently, the Company has made significant investments in digital technologies, including the development of proprietary, patent-pending technology related to a digitally-based projector, as well as technologies to digitally enhance image resolution and quality of motion picture films, and convert monoscopic (2D) to stereoscopic (3D) images. The Company also holds a number of patents, patents pending and intellectual property rights in these areas.
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
On December 29, 2005, the Company and a previously wholly-owned subsidiary, Digital Projection International, entered into an agreement to settle its loan agreements in exchange for a payment of $3.5 million. During the six months ended June 30, 2006, the Company recognized $2.3 million in income from discontinued operations as a result of this settlement.

IMAX CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
LIQUIDITY AND CAPITAL RESOURCES
Credit Facility
On February 6, 2004, the Company entered into a Loan Agreement for a secured revolving credit facility as amended on June 30, 2005 and as further amended by the Second Amendment to the Loan Agreement which was entered into with effect from May 16, 2006 (the “Credit Facility”). The Credit Facility is a revolving credit facility expiring on October 31, 2009 with an optional one year renewal thereafter contingent upon approval by the lender, permitting maximum aggregate borrowings of $40.0 million, subject to a borrowing base calculation which includes the Company’s financing receivables, operating leases, finished goods inventory and capital assets with certain reserve requirements and deductions for outstanding letters of credit. As at June 30, 2007, the Company’s current borrowing capacity under such calculation is $21.5 million after deduction for outstanding letters of credit of $11.5 million. The Credit Facility bears interest at the applicable prime rate per annum or LIBOR plus a margin as specified therein per annum and is collateralized by a first priority security interest in all of the current and future assets of the Company. The Credit Facility contains typical affirmative and negative covenants, including covenants that restrict the Company’s ability to: incur certain additional indebtedness; make certain loans, investments or guarantees; pay dividends; make certain asset sales; incur certain liens or other encumbrances; conduct certain transactions with affiliates and enter into certain corporate transactions. In addition, the Credit Facility agreement contains customary events of default, including upon an acquisition or a change of control that may have a material adverse effect on the Company or a guarantor. The Credit Facility also requires the Company to maintain, over a period of time, a minimum level of cash collections and a minimum level of adjusted earnings before interest, taxes, depreciation and amortization including film asset amortization, stock and non-cash compensation, write downs (recoveries), and asset impairment charges, and other non-cash uses of funds trailing four quarter basis on a calculated quarterly, of not less than $20.0 million.
The Company was in compliance with its adjusted EBITDA covenant as of June 30, 2007.
In March 2007, the Company delayed the filing of its Annual Report on Form 10-K for the year ended December 31, 2006 beyond the filing deadline in order to restate financial statements for certain periods during fiscal years 2002 – 2006. On March 27, 2007, the Credit Facility lender waived the requirement for the Company to deliver audited consolidated financial statements within 120 days of the end of the fiscal year ended December 31, 2006, provided such statements and documents are delivered on or before June 30, 2007. On June 27, 2007, the Credit Facility lender agreed that an event of default would not deemed to have occurred unless the Company’s 2006 Annual Report on Form 10-K filing did not occur by July 31, 2007 or upon the occurrence and continuance of an event of default under the Company’s indenture dated as of December 4, 2003, and as thereafter amended and supplemented, governing its Senior Notes (the “Indenture”), which goes uncured within the applicable grace period. The Company cured such default under the Indenture by filing its 2006 Annual Report on Form 10-K on July 20, 2007.
Cash and Cash Equivalents
As at June 30, 2007, the Company’s principal sources of liquidity included cash and cash equivalents of $16.3 million, short-term investments of $2.2 million, the Credit Facility, trade accounts receivable of $26.4 million and anticipated collection from financing receivables due in the next 12 months of $12.1 million. As at June 30, 2007, the Company has not drawn down on the Credit Facility, and has letters of credit for $11.5 million secured by the Credit Facility arrangement.
The Company believes that cash flow from operations together with existing cash and borrowing available under the Credit Facility will be sufficient to fund the Company’s business operations, including its strategic initiatives relating to joint revenue sharing arrangements and to fund the development of its digitally-based projection system. The Company similarly believes it will be able to continue to meet customer commitments for at least the 12 month period commencing July 1, 2007. However, the Company’s operating cash flow will be adversely impacted if management’s projections of future signings and installations are not realized. The Company forecasts its short-term liquidity requirements on a quarterly and annual basis. Since the Company’s future cash flows are based on estimates and there may be factors that are outside of the Company’s control (see “Risk Factors” in Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006), there is no guarantee the Company will continue to be able to fund its operations through cash flows from operations. Under the terms of the Company’s typical theater system component lease agreement, the Company receives substantial cash payments before the Company completes the performance of its obligations. Similarly, the Company receives cash payments for some of its film productions in advance of related cash expenditures.

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
Cash used in operating activities amounted to $5.2 million for the six months ended June 30, 2007. Changes in other non-cash operating assets as compared to December 31, 2006 include a $0.6 million increase in commissions and other deferred selling expenses, an increase of $2.3 million in inventories, a decrease of $3.7 million in financing receivables, a $0.3 million increase in accounts receivable and a $0.4 million decrease in prepaid expenses, which mostly relates to prepaid film print costs that will be expensed over the period to be benefited. Changes in other non-cash operating liabilities as compared to December 31, 2006 include an increase in deferred revenue of $5.1 million, a decrease in accounts payable of $3.0 million and a decrease of $0.7 million in accrued liabilities. Included in accrued liabilities for the six months ended June 30, 2007 were $27.7 million in respect of accrued pension obligations which are mostly long-term in nature. Investments in film assets were $5.6 million at June 30, 2007.
Net cash used in investing activities amounted to $1.4 million in the six months ended June 30, 2007, which includes purchases of short-term investments of $4.3 million, proceeds from maturities of short-term investments of $4.3 million, purchases of $0.7 million in fixed assets, an increase in other assets of $0.4 million and an increase in other intangible assets of $0.3 million.
Cash used in financing activities in the six months ended June 30, 2007 amounted to $1.4 million due mainly to financing costs related to Senior Notes due 2010.
Capital expenditures, including the purchase of fixed assets and investments in film assets were $6.3 million for the six months ended June 30, 2007.
Cash used in operating activities amounted to $4.9 million for the six months ended June 30, 2006. Changes in other non-cash operating assets and liabilities include a decrease in accounts payable of $0.4 million, an increase in accrued liabilities of $1.9 million, an increase in deferred revenue of $3.3 million, an increase of $0.9 million in inventories and an increase in trade accounts receivable and financing receivables of $4.3 million. Cash used by investing activities for the six months ended June 30, 2006 amounted to $1.6 million, primarily consisting of $10.3 million invested in short-term investments and $10.3 million received from proceeds of short-term investments. Cash provided by financing activities amounted to $0.3 million due to the issuance of common shares through the exercise of stock options. Capital expenditures including the purchase of fixed assets net of sales proceeds and investments in film assets were $5.8 million for the six months ended June 30, 2006.
Letters of Credit and Other Commitments
As at June 30, 2007, the Company has letters of credit of $11.5 million outstanding, of which the entire balance has been secured under the Credit Facility. In addition, the Company has performance guarantees outstanding of $0.6 million that have been guaranteed through Export Development Canada.
Senior Notes due 2010
As at June 30, 2007, the Company had outstanding $159.0 million aggregate principal of Registered Senior Notes and $1.0 million aggregate principal of Unregistered Senior Notes. The Registered Senior Notes and the Unregistered Senior Notes are referred to herein as the “Senior Notes”.
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
In addition, the terms of the Company’s Senior Notes require that annual and quarterly financial statements are filed with the Trustee within 15 days of the required public company filing deadlines. If these financial reporting covenants are breached then this is considered an event of default under the terms of the Senior Notes and the Company has 30 days to cure this default, after which the Senior Notes become due and payable.

IMAX CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
LIQUIDITY AND CAPITAL RESOURCES (cont’d)
Senior Notes due 2010 (cont’d)
In March 2007, the Company delayed the filing of its Annual Report on Form 10-K for the year ended December 31, 2006 beyond the required public company filing deadline due to the discovery of certain accounting errors, broadened its accounting review to include certain other accounting matters based on comments received by the Company from the SEC and OSC, and ultimately restated financial statements for certain periods during those years. The filing delay resulted in the Company being in default of a financial reporting covenant under the Indenture, governing the Company’s Senior Notes.
On April 16, 2007 the Company completed a consent solicitation, receiving consents from holders of approximately 60% aggregate principal amount of the Senior Notes (the “Consenting Holders”) to execute a ninth supplemental indenture (the “Supplemental Indenture”) to the Indenture with the Guarantors named therein and U.S. Bank National Association. The Supplemental Indenture waived any defaults existing at such time arising from a failure by the Company to comply with the reporting covenant and extended until May 31, 2007, or at the Company’s election until June 30, 2007 (the “Covenant Reversion Date”), the date by which the Company’s failure to comply with the reporting covenant shall constitute a default, or be the basis for an event of default under the Indenture. The Company paid consent fees of $1.0 million to the Consenting Holders. On May 30, 2007, the Company provided notice to the holders of the Senior Notes of its election to extend the Covenant Reversion Date to June 30, 2007. The Company paid additional consent fees of $0.5 million to the Consenting Holders. Because the Company did not file its Annual Report on Form 10-K for the year ended December 31, 2006 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 by June 30, 2007, it was in default of the reporting covenant under the Indenture on July 1, 2007, and received notice of such default on July 2, 2007. The Company cured such default under the Indenture, by filing its 2006 Annual Report on Form 10-K and the first quarter 2007 Quarterly Report on Form 10-Q on July 20, 2007, within the applicable grace period.
Pension and Postretirement Obligations
The Company has a defined benefit pension plan, the SERP, covering its two Co-CEOs. As at June 30, 2007, the Company had an unfunded and accrued projected benefit obligation of approximately $27.7 million (December 31, 2006 – $26.1 million) in respect of the SERP. At the time the Company established the SERP, it also took out life insurance policies on its two Co-CEOs with coverage amounts of $21.5 million in aggregate. The Company intends to use the proceeds of life insurance policies taken on its Co-CEOs to be applied towards the benefits due and payable under the SERP, although there can be no assurance that the Company will ultimately do so. As at June 30, 2007, the cash surrender value of the insurance policies is $4.6 million (December 31, 2005 – $4.3 million).
In July 2000, the Company agreed to maintain health benefits for its two Co-CEOs upon retirement. As at June 30, 2007, the Company had an unfunded benefit obligation of $0.4 million (December 31, 2006 – $0.4 million).
On March 8, 2006, the Company and the Co-CEOs negotiated an amendment to the SERP covering its two Co-CEOs effective January 1, 2006 which reduced the related pension expense to the Company. Under the original terms of the SERP, once benefit payments begin, the benefit is indexed annually to the cost of living and further provides for 100% continuance for life to the surviving spouse. The Company, represented by the independent directors (as defined in Rule 4200(a) of the NASDAQ Marketplace Rules and Section 1.4 of Multilateral Instrument 52-110), retained Mercer Human Resources Consulting and outside legal counsel to advise them on certain analyses regarding the SERP. Under the terms of the SERP amendment, the cost of living adjustment and surviving spouse benefits previously owed to the Co-CEOs are each reduced by 50%, subject to a recoupment of a percentage of such benefits upon a change of control of the Company, and the net present value of the reduced benefit payments is accelerated and paid out upon a change of control of the Company. The benefits were 50% vested as of July 2000, the SERP initiation date. The vesting percentage increases on a straight-line basis from inception until age 55. The vesting percentage of a member whose employment terminates other than by voluntary retirement or upon change of control shall be 100%. The actuarial liability was remeasured as of March 8, 2006 to reflect the SERP changes adopted. Under the original terms of the SERP, benefits were determined as 75% of the member’s best average 60 consecutive months of earnings during the 120 months preceding retirement. On May 4, 2007, the Company amended the SERP to provide for the determination of benefits to be 75% of the member’s best average 60 consecutive months of earnings over the member’s employment history. The actuarial liability was remeasured to reflect this amendment. The amendment resulted in a $1.0 million increase to the pension liability and a corresponding $1.0 million change to other comprehensive income. As of June 30, 2007, one of the Co-CEO’s benefits was 100% vested and the other Co-CEO’s benefits were approximately 84% vested.

IMAX CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
LIQUIDITY AND CAPITAL RESOURCES (cont’d)
Pension and Postretirement Obligations (cont’d)
A Co-CEO whose employment terminates other than for cause prior to August 1, 2010 will receive SERP benefits in the form of monthly annuity payments until the earlier of a change of control or August 1, 2010 at which time the Co-CEO shall receive remaining benefits in the form of a lump sum payment. A Co-CEO whose employment terminates other than for cause on or after August 1, 2010 shall receive SERP benefits in the form of a lump sum payment.
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
Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the specified time periods and that such information is accumulated and communicated to management, including the Co-CEOs and Chief Financial Officer (“CFO”), to allow timely discussions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
The Company’s management, with the participation of its Co-CEOs and its CFO, have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of June 30, 2007. Based on that evaluation, the Co-CEOs and the CFO have concluded that the Company’s disclosure controls and procedures were not effective as at June 30, 2007. In making this evaluation, management considered, among other matters: the identification of certain material weaknesses in the Company’s internal control over financial reporting, as discussed in the Company’s 2006 Form 10-K (and as described below); and the conclusion of the Co-CEOs and the CFO that the Company’s disclosure controls and procedures as at December 31, 2006 and March 31, 2007 were not effective, as discussed in the Company’s 2006 Form 10-K and first quarter 2007 Form 10-Q, respectively.
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
As previously disclosed in Item 9A of the Company’s 2006 Annual Report on Form 10-K, the Company’s Co-CEOs and CFO assessed the effectiveness of the Company’s internal control over financial reporting, and concluded that the following material weaknesses in internal control over financial reporting existed as at December 31, 2006, all of which had not yet been remediated as at June 30, 2007:

IMAX CORPORATION
Item 4. Controls and Procedures (cont’d)
MATERIAL WEAKNESSES IN INTERNAL CONTROL OVER FINANCIAL REPORTING (cont’d)
Application of U.S. GAAP
Five of the Company’s material weaknesses relate to controls over the analysis and review of certain transactions to be able to correctly apply U.S. GAAP to record those transactions. The financial impact of these material weaknesses on the Company’s restated financial results was principally related to the analysis and review of transactions that were complex or nonstandard. These material weaknesses are:
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
In addition to the restatements and audit adjustments discussed in the Company’s 2006 Form 10-K, each of these control deficiencies above could result in a misstatement of certain account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Management determined that each of these control deficiencies set forth above constitutes a material weakness at June 30, 2007.

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
The Company has revised its revenue recognition policy in the second quarter of 2007. The Company will enhance its controls in this area by documenting a detailed analysis for all sales and lease transactions to help ensure that the timing of revenue recognition is appropriate, and that all contractual provisions have been sufficiently considered in determining the timing and amounts of revenues to be recognized. As well, to assist in preventing material misstatements, the Company will enhance its period-end reviews of sales and lease transactions to specifically consider whether the accounting for these transactions is in accordance with U.S. GAAP.
The Company will enhance its controls in accounting for film transactions. To assist in preventing material misstatements, the Company will enhance its review of new film transactions for complexities that may impact the accounting for the transaction and treatment within the film’s ultimate model. As well, to assist in preventing material misstatements, the Company will enhance its period-end reviews of film accounting to specifically consider whether revenues and costs are being treated in accordance with SOP 00-2.
The Company will enhance its controls in accounting for costs related to inventory. To assist in preventing material misstatements, the Company will develop guidelines regarding the nature of costs that could be capitalized to inventory with appropriate references to U.S. GAAP, which would be distributed to personnel involved with inventory costs. As well, to assist in preventing material misstatements, the Company will enhance its period-end reviews of the inventory balances to specifically consider whether the nature of the costs that comprise inventory balances are in accordance with U.S. GAAP.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
Except as described above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

IMAX CORPORATION
PART II OTHER INFORMATION
Item 1. Legal Proceedings
(a)	In March 2005, the Company, together with Three-Dimensional Media Group, Ltd. (“3DMG”), filed a complaint in the U.S. District Court for the Central District of California, Western Division, against In-Three, Inc. (“In-Three”) alleging patent infringement. On March 10, 2006, the Company and In-Three entered into a settlement agreement settling the dispute between the Company and In-Three. On June 12, 2006, the U.S. District Court for the Central District of California, Western Division, entered a stay in the proceedings against In-Three pending the arbitration of disputes between the Company and 3DMG. Arbitration was initiated by the Company against 3DMG on May 15, 2006 before the International Centre for Dispute Resolution in New York, alleging breaches of the license and consulting agreements between the Company and 3DMG. On June 15, 2006, 3DMG filed an answer denying any breaches and asserting counterclaims that the Company breached the parties’ license agreement. On June 21, 2007, the Arbitration Panel unanimously denied 3DMG’s Motion for Summary Judgment filed on April 11, 2007 concerning the Company’s claims and 3DMG’s counterclaims. An evidentiary hearing on liability issues has been set for September 2007 with further proceedings on damages issues to be scheduled if and when necessary. The Company will continue to pursue its claims vigorously and believes that all allegations made by 3DMG are without merit. The Company further believes that the amount of loss, if any, suffered in connection with the counterclaims would not have a material impact on the financial position or operations of the Company, although no assurance can be given with respect to the ultimate outcome of the arbitration.

(b)	In January 2004, the Company and IMAX Theater Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages of approximately $3.7 million before the International Court of Arbitration of the International Chambers of Commerce (the “ICC”) with respect to the breach by Electronic Media Limited (“EML”) of its December 2000 agreement with the Company. In June 2004, the Company commenced a related arbitration before the ICC against EML’s affiliate, E-CITI Entertainment (I) PVT Limited (“E-Citi”), seeking $17.8 million in damages as a result of E-Citi’s breach of a September 2000 lease agreement. The arbitration hearing on both claims took place in November 2005. On February 1, 2006, the ICC issued an award on liability finding unanimously in the Company’s favor on all claims. The ICC hearings to determine the amount of damages to be awarded to the Company took place in July 2006, and a further hearing took place on December 2006. The ICC panel has not yet rendered its decision with respect to damages and no amount has yet been recorded for these damages.

(c)	In June 2004, Robots of Mars, Inc. (“Robots”) initiated an arbitration proceeding against the Company in California with the American Arbitration Association pursuant to an arbitration provision in a 1994 film production agreement between Robots’ predecessor-in-interest and a subsidiary of the Company, asserting claims for breach of contract, fraud, breach of fiduciary duty and intentional interference with contract. Robots is seeking an accounting of the Company’s revenues and an award of all sums alleged to be due to Robots under the production agreement, as well as punitive damages. The Company intends to vigorously defend the arbitration proceeding and believes the amount of the loss, if any, that may be suffered in connection with this proceeding will not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of such arbitration.

(d)	The Company and certain of its officers and directors were named as defendants in eight purported class action lawsuits filed between August 11, 2006 and September 18, 2006, alleging violations of U.S. federal securities laws. These eight actions were filed in the U.S. District Court for the Southern District of New York. The lawsuits, brought on behalf of shareholders who purchased the Company’s common stock between October 28, 2004 and August 9, 2006, allege primarily that the defendants engaged in securities fraud by disseminating materially false and misleading statements during the class period regarding the Company’s revenue recognition of theater system installations, and failing to disclose material information concerning the Company’s revenue recognition practices. These lawsuits seek unspecified compensatory damages, costs, and expenses. On January 18, 2007, the Court consolidated all eight class action lawsuits and appointed Westchester Capital Management, Inc. as the lead plaintiff and Abbey Spanier Rodd Abrams & Paradis LLP as lead plaintiff’s counsel. On April 26, 2007, the lead plaintiff and the Company entered into a stipulation extending the time in which the lead plaintiff must file a consolidated amended complaint until sixty days after the Company files its Annual Report on Form 10-K for the year ended December 31, 2006. The lawsuit is at a very early stage and as a result the Company is not able to estimate a potential loss exposure. The Company believes the allegations made against it in the complaints are meritless and will vigorously defend the matter, although no assurances can be given with respect to the outcome of such proceedings. The Company’s directors and officers insurance policy provides for reimbursement for costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits and deductibles.

IMAX CORPORATION
PART II         OTHER INFORMATION (cont’d)
Item 1.            Legal Proceedings (cont’d)
(e)	A class action lawsuit was filed on September 20, 2006 in the Ontario Superior Court of Justice against the Company and certain of its officers and directors, alleging violations of Canadian securities laws. This lawsuit was brought on behalf of shareholders who acquired the Company’s securities between February 17, 2006 and August 9, 2006. The lawsuit is in a very early stage and seeks unspecified compensatory and punitive damages, as well as costs and expenses. As a result, the Company is unable to estimate a potential loss exposure. The Company believes the allegations made against it in the statement of claim are meritless and will vigorously defend the matter, although no assurance can be given with respect to the ultimate outcome of such proceedings. The Company’s directors and officers insurance policy provides for reimbursement for costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits and deductibles.

(f)	On May 10, 2007, Catalyst Fund Limited Partnership II, a holder of Senior Notes, filed a complaint against the Company in the Supreme Court of the State of New York, New York County alleging common law fraud, challenging the consent solicitation through which the Company requested and obtained a waiver of any and all defaults arising from a failure to comply with the reporting covenant under the Indenture governing the Senior Notes, and seeking a declaration that the consent solicitation was legally ineffective due to alleged misstatements made by the Company. The complaint further seeks a declaration that the Company has defaulted on its reporting obligations under the Indenture as a result of its failure to timely file its annual and quarterly reports, and the Company’s stated expectation that it will restate certain of the financial statements it filed during the 2001 through 2006 time period. The litigation is at a preliminary stage and as a result, the Company is not able to estimate a potential loss exposure. The Company believes this lawsuit is entirely without merit and plans to defend it vigorously, although no assurances can be given with respect to the outcome of such proceedings. On June 29, 2007, the Company moved to dismiss the complaint in its entirety.

(g)	In addition to the matters described above, the Company is currently involved in other legal proceedings which, in the opinion of the Company’s management, will not materially affect the Company’s financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such proceedings.
Item 1A. Risk Factors
There have been no material changes to the factors disclosed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Item 6. Exhibits

Exhibit
No.	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated August 9, 2007, by Bradley J. Wechsler.

31.2	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated August 9, 2007, by Richard L. Gelfond.

31.3	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated August 9, 2007, by Edward MacNeil.

32.1	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated August 9, 2007, by Bradley J. Wechsler.

32.2	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated August 9, 2007, by Richard L. Gelfond.

32.3	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated August 9, 2007, by Edward MacNeil.

IMAX CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMAX CORPORATION
Date: August 9, 2007	By:	/s/ Edward MacNeil
Edward MacNeil
Chief Financial Officer (Principal Financial Officer)

Date: August 9, 2007	By:	/s/ Jeffrey Vance
Jeffrey Vance
Co-Controller (Principal Accounting Officer)

Date: August 9, 2007	By:	/s/ Vigna Vivekanand
Vigna Vivekanand
Co-Controller (Principal Accounting Officer)