Form 10-K/A
period 2006-12-31
IMAX CORP
filed 2007-11-06
CIK 921582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
Amendment No. 1 to Form 10-K
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
None
(Title of class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12B-2 of the Exchange Act
Large Accelerated Filer ☐      Accelerated Filer ☑      Non-Accelerated Filer ☐
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

IMAX CORPORATION
EXPLANATORY NOTE TO ANNUAL REPORT ON FORM 10-K/A
     IMAX Corporation together with its wholly-owned subsidiaries (the “Company”) previously announced its intention to restate its consolidated financial statements for the years ended December 31, 2002, 2003, 2004, 2005 and 2006, and the first six months of 2007. The Company files this Amendment No.1 to its 2006 Annual Report on Form 10-K, (this “Form 10-K/A”), to reflect the correction of errors that were contained in the Company’s 2006 Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission (“SEC”) on July 20, 2007, (the “Original 2006 Form 10-K”). The Company also amends portions of its Original 2006 Form 10-K in response to a comment letter received from the SEC. In this Form 10-K/A the Company has corrected certain errors with regard to its lease-related accounting practices as they related to the Company’s owned and operated theaters and office facilities, sponsorship revenue at its owned and operated theaters, corrected a revenue recognition error for a transaction in 2002, revised the presentation of discontinued operations in the consolidated statement of cash flows, enhanced disclosures relating to its credit facilities and revenue recognition accounting policies, included a signature block in the audit report and additional disclosure in Item 10 that were omitted as a result of a typographical error and updated the disclosure with respect to its legal proceedings and management cease trade order. The Company is also updating Item 1A. Risk Factors and revising Item 9A. Controls and Procedures in connection with such changes.
     The consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the years ended December 31, 2006, 2005 and 2004, and the consolidated balance sheets as of December 31, 2006 and 2005, including the applicable notes, contained in this Form 10-K/A, have been restated. The Company has also included in this report restated unaudited consolidated financial information for each of the quarters of 2006 and 2005. The Company has also included in this report restated summary and selected financial information for the years ended December 31, 2003 and 2002.
     In the Original 2006 Form 10-K, the Company restated its consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the years ended December 31, 2005 and 2004, and the consolidated balance sheet as of December 31, 2005, including the applicable notes. The Company also included in the Original 2006 Form 10-K restated unaudited consolidated financial information for each of the first three quarters of 2006 and each of the quarters of 2005. The Company also included in the Original 2006 Form 10-K a restated summary and selected financial information for the years ended December 31, 2003 and 2002.
     For a description of the restatements, see note 4 to the accompanying audited consolidated financial statements in Item 8, Item 6. Selected Financial Data and “Restatement of Previously Issued Financial Statements” and “Material Weaknesses” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation contained in this Form 10-K/A.
     This amendment reflects the changes discussed above. All other information is unchanged and reflects the disclosures made at the time of the original filing on July 20, 2007.
     The items amended are as follows:
          Part I, Item 1A. Risk Factors
          Part I, Item 1B. Unresolved Staff Comments
          Part I, Item 3. Legal Proceedings
          Part II, Item 6. Selected Financial Data
          Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          Part II, Item 8. Financial Statements and Supplementary Data
          Part II, Item 9A. Controls and Procedures
          Part II, Item 10. Directors, Executive Officers and Corporate Governance
          Part IV, Item 15. Exhibits and Financial Statement Schedule
The information included in this Form 10-K/A has not been updated for any events that have occurred subsequent to the Original 2006 Form 10-K filed on July 20, 2007. For a discussion of events and developments subsequent to December 31, 2006, see the Company’s reports filed with the SEC since July 20, 2007.

IMAX CORPORATION
Amendment No. 1 to Form 10-K
December 31, 2006

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
IMAX®, IMAX® Dome, IMAX® 3D, IMAX® 3D Dome, The IMAX Experience®, An IMAX Experience ®,
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
     Theater System Sales or Leases. The Company’s arrangements for theater system equipment involve either a lease or sale. As part of the arrangement for an IMAX theater system, the Company also advises the customer on theater design, supervises the installation of the theater systems and provides projectionists with training in using the equipment. Theater owners or operators are responsible for providing the theater location, the design and construction of the theater building, the installation of the system components and any other necessary improvements, as well as the marketing and programming at the theater. The supervision of installation requires that the equipment also be put through a complete functional start-up and test procedure to ensure proper operation. The Company’s typical arrangement also includes the trademark license rights which commence on execution of the agreement and generally have terms of 10 to 20 years that may be renewed. The theater system equipment components (including the projector, sound system, and screen system and if applicable, 3D glasses cleaning machine), theater design support, supervision of installation, projectionist training and trademark rights are all elements of what the Company considers the system deliverable (the “System Deliverable”). For a separate fee, the Company provides ongoing maintenance and extended warranty services for the theater system.
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
     Amended disclosure contained in this section supercedes similar disclosure elsewhere in this Form 10-K/A that has not been amended.
RISKS RELATED TO THE COMPANY’S RECENT RESTATEMENTS AND RELATED MATTERS
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
     The informal inquiries may adversely affect the Company’s ability to obtain, and/or increase the cost of obtaining, directors and officers’ liability insurance, which could have a material adverse effect on the Company’s business, results of operations and financial condition. It may also adversely affect the course of the pending litigation against the Company. The Company is currently defending a consolidated class-action lawsuit in the U.S. and a class-action lawsuit in Ontario (see Item 3. Legal Proceedings). Negative developments or outcomes in the informal inquiries could have an adverse effect on the Company’s defense of lawsuits. Finally, the SEC and/or OSC could impose sanctions and/or fines on the Company in connection with the aforementioned inquiries. The indenture dated as of December 4, 2003, and as thereafter amended and supplemented, (the “Indenture”) governing the Company’s 9.625% Senior Notes due 2010 (the “Senior Notes”) contains a covenant requiring the timely filing of its financial statements with regulatory agencies. Additional changes to the Company’s accounting policies and/or additional restatements could result in the failure of the Company to meet these deadlines and cause the holders of its Senior Notes to accelerate payment. In addition, these informal investigations could divert attention of the Company’s management and other personnel for significant periods of time.

IMAX CORPORATION
Item 1A. Risk Factors (cont’d)
RISKS RELATED TO THE COMPANY’S RECENT RESTATEMENTS AND RELATED MATTERS (cont’d)
Resolution of the Company‘s unresolved SEC and OSC staff comments and informal SEC and OSC enforcement division inquiries may result in additional changes in accounting.
     In 2006 and 2007, the staff of the SEC and OSC sent comment letters to the Company raising questions as to the Company’s revenue recognition policies and other areas, including the Company’s recognition of theater system components at different points in time. The comments also raised questions regarding the Company’s accounting for settlement income, receivable provisions and certain transactions with Digital Projection International. In addition, the Company was asked to enhance its disclosures in its Annual Report on Form 10-K, particularly in the area of revenue recognition policies. As noted in notes 2(n) and 4 to the accompanying audited consolidated financial statements in Item 8, the Company revised its revenue recognition policy for theater systems and recently restated its financial statements for the current and prior periods to reflect the correction of errors related to revenue recognition, real estate leases and other errors. The Company is continuing to discuss these issues with the SEC and OSC. It is possible that such discussions could result in a further restatement of the Company’s financial statements and amendments to this report or prior Annual Reports and Quarterly Reports, filed on Form 10-K and Form 10-Q, respectively.
The Company is subject to lawsuits that could divert its resources and result in the payment of significant damages and other remedies.
     The Company’s industry is characterized by frequent claims and related litigation regarding breach of contract and related issues. The Company is subject to a number of legal proceedings and claims that arise in the ordinary course of its business. In addition, the Company is engaged as a defendant in several class action lawsuits filed by certain shareholders of the Company and one action filed by a bondholder of the Company. Since March 2007, this bondholder has repeatedly and unsuccessfully attempted to trigger a default or acceleration under the indenture governing the Company’s Senior Notes. The Company cannot assure that it will succeed in defending any claims, that judgments will not be entered against it with respect to any litigation or that reserves the Company may set aside will be adequate to cover any such judgments. If any of these actions or proceedings against the Company is successful, it may be subject to significant damages awards. In addition, the Company is the plaintiff in a number of lawsuits in which it seeks the recovery of substantial payments. The Company is incurring significant legal fees in prosecuting and defending its lawsuits, and it may not ultimately prevail in such lawsuits or be able to collect on such judgments if it does.
     Although the Company’s directors and officers liability insurance is deemed to provide coverage for the class-action lawsuits the Company is defending (see Item 3. Legal Proceedings), the damages in such lawsuits could be significant. Additionally, the defense of these claims (as with the defense or prosecution of all of the Company’s litigation) could divert the attention of the Company’s management and other personnel for significant periods of time.
     The Company has been the subject of anti-trust complaints and investigations in the past and may be sued or investigated on similar grounds in the future.

IMAX CORPORATION
Item 1A. Risk Factors (cont’d)
RISKS RELATED TO THE COMPANY’S RECENT RESTATEMENTS AND RELATED MATTERS (cont’d)
The Company has identified a number of material weaknesses related to its internal controls over financial reporting. These material weaknesses could continue to impact the Company’s ability to report its financial results accurately and in a timely manner.
     The Company has identified a number of material weaknesses in the Company’s internal control over financial reporting. In addition, management assessed the effectiveness of its internal control over financial reporting as at December 31, 2006 and concluded that its internal control over financial reporting was not effective.
     The following material weaknesses were identified and included in the Company’s assessment:
•	the Company did not maintain adequate controls, including period-end controls, over the analysis and review of revenue recognition for sales and lease transactions in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”);

•	the Company did not maintain effective controls, including period-end controls, over accounting for film transactions in accordance with U.S. GAAP;

•	the Company did not maintain effective controls, including period-end controls, over the accounting for contract origination costs in accordance with U.S. GAAP;

•	the Company did not maintain adequate controls over the complete and accurate recording of postretirement benefits other than pensions in accordance with U.S. GAAP;

•	the Company did not maintain effective controls over the review of the accounting implications relating to real estate lease transactions involving its owned and operated theaters and corporate facilities in accordance with U.S. GAAP;

•	the Company did not maintain effective controls over the intraperiod allocation of the provision for income taxes in accordance with U.S. GAAP;

•	the Company did not maintain adequate controls over the lines of communication between operational departments and the Finance department related to revenue recognition for sales and lease transactions; and

•	the Company did not maintain adequate controls over the timely communication between departments of information relating to developing issues that may impact the Company’s financial reporting.
     After considering these weaknesses, the Company’s Co-Chief Executive Officers (“Co-CEOs”) and Chief Financial Officer (“CFO”) also concluded that the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports the Company submits is recorded, processed, summarized and reported appropriately.
     The Company is in the process of implementing remedial measures and compensating procedures to address these material weaknesses. These material weaknesses, if left unaddressed, could result in accounting errors such as those underlying its recent restatements, which could adversely impact the accuracy and timing of future reports and filings the Company makes with the SEC and OSC. In addition, the Company expects that implementation of remedial measures and full remediation of its material weaknesses, internal control over financial reporting and its disclosure controls and procedures will take time given a need to implement one comprehensive remediation plan with a well defined set of objectives and agreed upon timelines. The Company expects that its management will continue to devote significant time to the remedial measures necessary to improve its process and procedures, which could be time consuming and may disrupt the Company’s business.
Continued negative publicity has affected and may continue to adversely affect the Company’s business and the market price of its publicly traded common shares.
     The Company has been the subject of continuing negative publicity in part as a result of the ongoing informal SEC and OSC inquiries and its prior delay in filing financial statements and restatements of current and prior results. This delay additionally caused Company management to be subject to a cease trade order imposed by Canadian provincial securities regulators. The negative publicity the Company has received has contributed to declines in the prices of its publicly traded common shares. In addition, this negative publicity has and may continue to have an effect on the terms under which some customers and suppliers are willing to continue to do business with the Company and could adversely affect its financial performance or financial condition. Continuing negative publicity could continue to have an adverse effect on the business and the market price of the Company’s publicly traded securities.

IMAX CORPORATION
Item 1A. Risk Factors (cont’d)
RISKS RELATED TO THE COMPANY’S FINANCIAL PERFORMANCE OR CONDITION
The Company is highly leveraged, and this impairs its ability to obtain financing and limits cash flow available for its operations.
     The Company is highly leveraged. As at December 31, 2006, its total long-term indebtedness was $160.0 million. At December 31, 2006, the Company’s shareholders’ deficit was $58.2 million. The Company’s high leverage has important possible consequences. It may:
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
     In addition, the Company’s agreement governing its credit facility contains a covenant requiring the Company to maintain a certain level of adjusted earnings before interest, taxes, depreciation and amortization and other defined adjustments over the prior twelve months for two consecutive quarters. All of these covenants and restrictions may limit the Company’s ability to execute its business strategy. Moreover, if operating results fall below historical levels, the Company may be unable to comply with these covenants. If that occurs, the Company’s credit facility lender could demand re-payment of any outstanding indebtedness. In addition, under the terms of the Credit Facility, the Company has to comply with several reporting requirements including the delivery of audited consolidated financial statements within 120 days of the end of the fiscal year.
     In March 2007, the Company delayed the filing of its Annual Report on Form 10-K for the year ended December 31, 2006 beyond the filing deadline in order to restate financial statements for certain periods during the fiscal years 2002 — 2006. On March 27, 2007, the Credit Facility lender waived the requirement for the company to deliver audited consolidated financial statements within 120 days of the fiscal year ended December 31, 2006, provided such statements and documents were delivered on or before June 30, 2007. On June 27, 2007, the Credit Facility lender agreed that an event of default would not be deemed to have occurred unless the Company’s 10-K filing did not occur by July 31, 2007 or upon the occurrence and continuance of an event of default under the Company’s Indenture governing its Senior Notes which had not been cured within the applicable grace period.
     The Company’s agreements governing its senior note indebtedness contain a covenant requiring the timely filing of its quarterly and annual results with regulatory agencies. Failure to meet these deadlines could result in holders of the Senior Notes demanding payment. The filing delay of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 resulted in the Company being in default of a financial reporting covenant under the Indenture governing the Company’s Senior Notes due 2010.
     On April 16, 2007 the Company completed a consent solicitation, receiving consents from holders of approximate 60% aggregate principal amount of the Senior Notes (the “Consenting Holders”) to execute a ninth supplemental indenture (the “Supplemental Indenture”) to the Indenture with the Guarantors named therein and U.S. Bank National Association. The Supplemental Indenture waived any defaults existing at such time arising from a failure by the Company to comply with the Indenture’s reporting covenant requiring that annual and quarterly financial statements are filed with the trustee within 15 days of the required public company filing deadlines, and extended until May 31, 2007, or at the Company’s election until June 30, 2007 (the “Covenant Reversion Date”), the date by which the Company’s failure to comply with the reporting covenant shall constitute a default, or be the basis for an event of default under the Indenture. The Company paid consent fees of $1.0 million to the Consenting Holders. On May 30, 2007, the Company provided notice to the holders of the Senior Notes of its election to extend the Covenant Reversion Date to June 30, 2007. The Company paid additional consent fees of $0.5 million to the Consenting Holders. Because the Company did not file its Annual Report on Form 10-K for the year ended December 31, 2006 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 by June 30, 2007, it was in default of the reporting covenant under the Indenture on July 1, 2007, and received notice of such default on July 2, 2007. The Company cured such default under the Indenture, which provides for a 30-day cure period for defaults under the reporting covenant, by filing its Original 2006 Form10-K and the first quarter 2007 Form 10-Q on July 20, 2007.

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
     The motion picture exhibition industry is in the early stages of conversion from film based media to electronic based media. The Company is similarly developing a digital projector that can be utilized in IMAX theaters, and is expected to be available for production and sale by mid 2008. There are no guarantees this product will be successful (see below).
There is a technology risk associated with the Company’s development of a digitally-based projector.
     The Company is in the process of developing a digital projector that will ultimately supplant and replace its film-based projector for a large portion of its commercial theater customer base. There are numerous risks associated with this transition. The Company may fail to develop a production-ready digital projector that meets its high standards for image quality, resulting in the need for additional research and development to develop a production-ready projector that does. The digital projector developed by the Company may not be attractive to consumers or be competitive. Competitors may design digitally-based projectors which are more attractive to the consumer, available earlier than the Company’s and/or more cost effective than the Company’s, and may make the Company’s film and/or digital projectors less competitive. As a result of this competition, the Company could lose market share as demand for its products declines, which could seriously harm its business and operating results. In addition, the need for additional research and development and/or for capital to finance replacement of certain theater systems and associated conversion costs could require the Company to raise additional capital, which capital may not be available to the Company on attractive terms, or at all. In addition, as the roll-out of the Company’s digital projectors approaches, prospective customers may delay their purchase or lease of film-based projectors, which could have a material adverse effect on the Company’s financial position and results of operations. Finally, the Company’s theater system arrangements are increasingly including provisions allowing for customer to upgrade from film-based systems to digital systems, when available. The accounting impact of such provisions may include the deferral of some or all of the revenue (though not the cash) associated with the arrangement beyond the point of the full installation and customer acceptance of the film-based system. Such deferral could result in a significant increase in the Company’s deferred revenue accounts and a significant decrease in the Company’s reported profits prior to the delivery of the digital upgrade. The Company currently expects that its digital projectors will become available by mid 2008.

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
Item 1B. Unresolved Staff Comments
     The Company received comments from the Staff of the Division of Corporation Finance of the SEC (the “Staff”) in a letter dated September 20, 2006 with respect to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. The Company responded to these comments in December 2006. In a letter dated February 12, 2007, the Staff sent the Company additional comments, particularly in the area of its revenue recognition policies and disclosures. The Company responded to the majority of these comments in letters dated June 20, 2007 and July 2, 2007. The Company received additional comments from the Staff in a letter dated August 17, 2007 with respect to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007. The Company responded to these comments in September 2007. The Company has also received comments from the OSC dated November 20, 2006, to which the Company responded on January 19, 2007. The Company has received further comments from the OSC relating to the Company’s revenue recognition policies and disclosures in letters dated February 27, 2007, April 9, 2007 and June 27, 2007. The Company responded to these comments on September 28, 2007. The Company has considered the SEC and OSC comments in the preparation of this Form 10-K/A. As discussed in Item 1A. Risk Factors, the Company continues to discuss these areas with the SEC and OSC and it is possible that further comments could arise as a result of these discussions

IMAX CORPORATION
Item 2. Properties
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
Item 3. Legal Proceedings
     In March 2005, the Company, together with Three-Dimensional Media Group, Ltd. (“3DMG”), filed a complaint in the U.S. District Court for the Central District of California, Western Division, against In-Three, Inc. (“In-Three”) alleging patent infringement. On March 10, 2006, the Company and In-Three entered into a settlement agreement settling the dispute between the Company and In-Three. On June 12, 2006, the U.S. District Court for the Central District of California, Western Division, entered a stay in the proceedings against In-Three pending the arbitration of disputes between the Company and 3DMG. Arbitration was initiated by the Company against 3DMG on May 15, 2006 before the International Centre for Dispute Resolution in New York, alleging breaches of the license and consulting agreements between the Company and 3DMG. On June 15, 2006, 3DMG filed an answer denying any breaches and asserting counterclaims that the Company breached the parties’ license agreement. On June 21, 2007, the Arbitration Panel unanimously denied 3DMG’s Motion for Summary Judgment filed on April 11, 2007 concerning the Company’s claims and 3DMG’s counterclaims. On October 5, 2007, 3DMG amended its counterclaims and added counterclaims from UNIPAT.ORG relating to fees allegedly owed to UNIPAT.ORG by the Company. An evidentiary hearing on liability issues has been set for January 2008 with further proceedings on damages issues to be scheduled if and when necessary. The Company will continue to pursue its claims vigorously and believes that all allegations made by 3DMG are without merit. The Company further believes that the amount of loss, if any, suffered in connection with the counterclaims would not have a material impact on the financial position or operations of the Company, although no assurance can be given with respect to the ultimate outcome of the arbitration.
     In January 2004, the Company and IMAX Theater Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages of approximately $3.7 million before the International Court of Arbitration of the International Chambers of Commerce (the “ICC”) with respect to the breach by Electronic Media Limited (“EML”) of its December 2000 agreement with the Company. In June 2004, the Company commenced a related arbitration before the ICC against EML’s affiliate, E-CITI Entertainment (I) PVT Limited (“E-Citi”), seeking $17.8 million in damages as a result of E-Citi’s breach of a September 2000 lease agreement. The damages sought against E-Citi included the original claim sought against EML. An arbitration hearing took place in November 2005 against E-Citi, which included all claims by the Company. On February 1, 2006, the ICC issued an award on liability finding unanimously in the Company’s favor on all claims. Further hearings took place in July 2006 and December 2006. On August 24, 2007, the ICC issued an award unanimously in favor of the Company in the amount of $9.4 million, consisting of past and future rents owed to the Company under its lease agreements, plus interest and costs. In the award, the ICC upheld the validity and enforceability of the Company’s theater system contract. The Company has now submitted its application to the arbitration panel for interest and costs and is awaiting the Panel’s decision on that issue.
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

IMAX CORPORATION
Item 3. Legal Proceedings (cont’d)
     The Company and certain of its officers and directors were named as defendants in eight purported class action lawsuits filed between August 11, 2006 and September 18, 2006, alleging violations of U.S. federal securities laws. These eight actions were filed in the U.S. District Court for the Southern District of New York. On January 18, 2007, the Court consolidated all eight class action lawsuits and appointed Westchester Capital Management, Inc. as the lead plaintiff and Abbey Spanier Rodd Abrams & Paradis LLP as lead plaintiff’s counsel. On October 2, 2007, plaintiffs filed a consolidated amended class action complaint. The amended complaint, brought on behalf of shareholders who purchased the Company’s common stock between February 27, 2003 through July 30, 2007, alleges primarily that the defendants engaged in securities fraud by disseminating materially false and misleading statements during the class period regarding the Company’s revenue recognition of theater system installations, and failing to disclose material information concerning the Company’s revenue recognition practices. The amended complaint also adds PricewaterhouseCoopers LLP, the Company’s auditors, as a defendant. The lawsuit seeks unspecified compensatory damages, costs, and expenses. The lawsuit is at a very early stage and as a result the Company is not able to estimate a potential loss exposure. The Company believes the allegations made against it in the amended complaint are meritless and will vigorously defend the matter, although no assurances can be given with respect to the outcome of such proceedings. The Company’s directors and officers insurance policy provides for reimbursement for costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits and deductibles. The deadline for defendants to respond to the amended complaint is currently December 3, 2007.
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
     On September 7, 2007, Catalyst Fund Limited Partnership II, a holder of the Company’s Senior Notes (“Catalyst”), commenced an application against the Company in the Ontario Superior Court of Justice for a declaration of oppression pursuant to s. 229 and 241 of the Canada Business Corporations Act (“CBCA”) and for a declaration that the Company is in default of the Indenture governing its Senior Notes. The allegations of oppression are substantially the same as allegations Catalyst made in a May 10, 2007 complaint filed against the Company in the Supreme Court of the State of New York, and subsequently withdrawn on October 12, 2007, wherein Catalyst challenged the validity of the consent solicitation through which the Company requested and obtained a waiver of any and all defaults arising from a failure to comply with the reporting covenant under the Indenture and alleged common law fraud. Catalyst has also requested the appointment of an inspector and an order that an investigation be carried out pursuant to s. 229 of the CBCA. In addition, between March 2007 and October 2007, Catalyst has sent the Company eight purported notices of default or acceleration under the Indenture. It is the Company’s position that no default or event of default (as those terms are defined in the Indenture) has occurred or is continuing under the Indenture and, accordingly, that Catalyst’s purported acceleration notice is of no force or effect. The Company is in the process of responding to the Ontario application and a hearing is scheduled to take place on January 15 and 16, 2008. The litigation is at a preliminary stage and as a result, the Company is not able to estimate a potential loss exposure. The Company believes this application is entirely without merit and plans to contest it vigorously and seek costs from Catalyst, although no assurances can be given with respect to the outcome of the proceedings.
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
     The following explains the restatement adjustments that have been presented in both the Original 2006 Form 10-K, filed on July 20, 2007 (referred to as the “First Restatement”), and this Form 10-K/A (referred to as the “Second Restatement”). Information regarding the First Restatement and Second Restatement are presented below under Summary Tables.
a) First Restatement
     As explained in note 4 to the audited consolidated financial statements included in Item 8, the Company identified certain errors related to: (a) revenue recognition, resulting from the Company’s review of its theater system arrangements over the past 5 years in response to comments received from the staff of both the SEC and OSC, which indicated insufficient analysis of various sales and lease transactions and the accounting effect of certain contractual provisions within them; and, misallocations of consideration to elements within certain multiple element arrangements; (b) capitalization of costs into inventory and film assets and amortization of film assets in accordance with Statement of Position 00-2, “Accounting by Producers or Distributors of Films” (“SOP 00-2”); (c) income tax liabilities resulting from failure to make certain tax elections on a timely basis and (d) certain other items described under Other Adjustments in this item. In addition, in the preparation of the consolidated financial statements, the Company recorded other adjustments related to prior periods’ unadjusted differences that had been deemed not to be material and adjustments related to prior periods recorded through 2002 opening retained earnings. The consolidated financial statements for the prior periods presented were restated to reflect these error corrections under U.S. GAAP. A summary description of the more significant items resulting in the restatement are as follows:
i.	The Company’s revenue recognition policy was revised to recognize revenue only when all of the following conditions have been met: (i) the projector, sound system and screen system have been installed and are in full working condition, (ii) the 3D glasses cleaning machine, if applicable, has been delivered, (iii) projectionist training has been completed and (iv) the earlier of (a) receipt of written customer acceptance certifying the completion of installation and run-in testing of the equipment and the completion of projection training or (b) public opening of the theater. These revisions impact the timing of when the Company recognizes revenue from theater system sales and leases and resulted in revenue related to 14 transactions being moved to later years (revenue and net earnings impact of $27.1 million and $14.0 million, respectively). As a consequence, revenue and net earnings of $5.1 million and $3.0 million, respectively, related to three transactions has been deferred to be recognized in years subsequent to 2006. The most significant impact was in 2005, where revenue for 10 installations was moved to later years (revenue and net earnings impact of $17.5 million and $9.7 million, respectively). Eight installations were moved to 2006 (with a revenue and net earnings impact of $14.1 million and $7.5 million, respectively) and two installations (with a revenue and net earnings impact of $3.4 million and $2.2 million, respectively) were moved to 2007.

An additional 16 transactions (revenue and net earnings impact of $25.4 million and $14.1 million, respectively) moved between quarters in the year they were originally reported. These adjustments have been included in the restated “Quarterly Financial Data (Unaudited)” presented on page 146.

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

IMAX CORPORATION
Item 6. Selected Financial Data (cont’d)
b) Second Restatement
In October 2007, the Company announced that, after a review of its real estate leases, it had identified certain errors related to its accounting practices as they relate to such leases for certain of the Company’s owned and operated theaters and office facilities. The Company conducted this review after performing an analysis of a rent-abatement agreement initiated in connection with the higher level of Finance Department oversight and awareness contemplated by the Company’s ongoing remediation plan (see Item 9A). The review focused on the Company’s historical accounting practice for recording the impact of rent holidays, abatements, escalation clauses and landlord construction allowances. The Company also reviewed its accounting for theater sponsorship revenue at its owned and operated theaters. As a result of this review, the Company concluded that certain of its prior practices were not in accordance with U.S. GAAP and the Company has restated its consolidated financial statements for the years ended December 31, 2002, 2003, 2004, 2005 and 2006 as well as interim quarterly results. See “Quarterly Financial Data (Unaudited)” in Item 8 for the effects of these corrections and changes on the Company’s interim quarterly periods in 2006 and 2005. The overall net impact of these restatement errors was an increase in net loss by less than $0.1 million in 2006, a decrease in net earnings for 2005 of $0.2 million, a decrease in net earnings for 2004 of $0.3 million, a decrease in net loss for 2003 of less than $0.1 million and a decrease in net earnings for 2002 of $1.2 million. In addition, the net impact of the restatement for periods prior to 2002 was a net increase in shareholders’ deficit of $4.0 million as at December 31, 2001.
Furthermore, the Company identified an error relating to the classification of a theater system arrangement. The arrangement was originally treated as a sale with contingent minimums however, after further review of significant terms in the agreement it was determined that the arrangement should have been treated as an operating lease. The net impact of this restatement is a decrease in net loss of $0.1 million for 2006, an increase in net earnings of $0.1 million for 2005 and 2004, respectively, a decrease in net loss of $0.1 million in 2003 and a decrease in net earnings of $0.8 million in 2002. This error did not have any impact on shareholders’ deficit as at December 31, 2001.

IMAX CORPORATION
Item 6. Selected Financial Data (cont’d)
c) Summary Tables
     For additional discussion regarding the impact of these restatements see note 4 to the accompanying audited consolidated financial statements in Item 8 and additional commentary in this Item. The summary table below presents the impact of the restatements for each of the years in the five year period ended December 31, 2006 (1):

	2006(2)	2005	2004	2003	2002
Net earnings (loss), as previously reported	n/a	$16,598	$10,244	$231	$11,972

First Restatement
Revenue recognition – Theater Systems	n/a	(6,802)	(1,562)	—	(2,107)
Revenue recognition – Other	n/a	901	(556)	(218)	(2,198)
Inventory costs	n/a	295	(227)	(296)	(245)
Film accounting	n/a	(2,759)	318	(12)	—
Branch level interest taxes	n/a	(298)	(276)	(234)	—
Other adjustments	n/a	(113)	(237)	16	(1,301)

	n/a	(8,776)	(2,540)	(744)	(5,851)

Net earnings (loss), as previously reported in the Original 2006 Form 10-K	$(16,887)	$7,822	$7,704	$(513)	$6,121

Second Restatement
Real Estate adjustments	(97)	$(100)	$(383)	(76)	(1,025)
Sponsorship revenue	48	(55)	80	129	(162)
2002 Revenue recognition adjustment	87	87	87	87	(815)

Net earnings (loss), as restated	$(16,849)	$$7,754	$$7,488	$(373)	$4,119

(1)	The net impact of the restatement adjustments to shareholders’ deficit as of December 31, 2001 was a net increase to the deficit of $3.1 million ($0.9 million decrease resulting from the First Restatement and a $4.0 increase resulting from the Second Restatement).

(2)	Financial information for the year ended December 31, 2006 has been restated only for the matters noted in the Second Restatement.
The net impact of the First Restatement related to the years 2002 to 2005 and prior was the recognition of income of $10.6 million in 2006 and $6.4 million expected to be recognized in future periods (the majority of which is expected in 2007). The net impact of the Second Restatement related to the years 2006 and prior is approximately $6.1 million which will be recognized into income over the remaining term of the respective arrangements.

IMAX CORPORATION
Item 6. Selected Financial Data (cont’d)
     The selected financial data presented below was derived from our audited financial statements and related notes thereto included elsewhere in this Form 10-K/A except for summarized balance sheet data as of December 31, 2004, 2003, and 2002 and summarized results of operations data for the years ended December 31, 2003 and 2002.

	Years ended December 31,
	2006	2005	2004	2003	2002
	As	As	As	As	As
	restated(8)	restated(8)	restated(8)	restated	restated
Statements of Operations Data:
Revenue
Equipment and product sales	$49,322	$50,547	$43,869	$43,121	$37,853
Services	68,966	58,300	59,684	54,075	63,427
Rentals	5,622	7,631	6,581	7,657	7,075
Finance income	5,242	4,605	4,028	4,543	4,012
Other revenues(1)	300	14,318	18,393	9,492	2,380

Total revenue	129,452	135,401	132,555	118,888	114,747

Costs of goods and services
Equipment and product sales	26,008	25,216	19,354	22,443	17,340
Services	49,035	44,151	45,562	40,721	45,263
Rentals	1,859	2,507	3,230	3,593	4,166
Other costs of goods sold	—	142	469	468	—

	76,902	72,016	68,615	67,225	66,769

Gross margin	52,550	63,385	63,940	51,663	47,978

Selling, general and administrative expenses	42,527	37,470	36,402	33,568	35,620
Research and development	3,615	3,224	4,034	3,794	2,362
Amortization of intangibles	602	911	719	573	1,418
Income from equity-accounted investees(2)	—	—	—	(2,496)	821
Receivable provisions net of (recoveries)	1,066	(1,009)	(1,488)	(2,170)	(1,467)
Restructuring costs and asset impairments(3)	1,073	13	848	742	403

Earnings from operations	3,667	22,776	23,425	17,652	8,821

Interest income	1,036	1,004	756	555	515
Interest expense	(16,759)	(16,875)	(17,071)	(15,800)	(17,814)
Gain (loss) on retirement of notes(4)	—	—	(784)	(4,910)	11,793
Recovery of long-term investments(5)	—	—	293	1,893	—

Earnings (loss) from continuing operations before income taxes	(12,056)	6,905	6,619	(610)	3,315
Recovery of (provision for) income taxes(6)	(6,218)	(1,130)	69	224	—

Net earnings (loss) from continuing operations	(18,274)	5,775	6,688	(386)	3,315
Net earnings from discontinued operations	1,425	1,979	800	195	804

Net earnings (loss) before cumulative effect of changes in accounting principles	(16,849)	7,754	7,488	(191)	4,119
Cumulative effect of changes in accounting principles, net of income tax benefit of $nil(7)	—	—	—	(182)	—

Net earnings (loss)	$(16,849)	$7,754	$7,488	$(373)	$4,119

Earnings (loss) per share:
Earnings (loss) per share – basic:
Net earnings (loss) from continuing operations	$(0.46)	$0.15	$0.17	$(0.02)	$0.11
Net earnings from discontinued operations	$0.04	$0.05	$0.02	$0.01	$0.02

Net earnings (loss)	$(0.42)	$0.20	$0.19	$(0.01)	$0.13

Earnings (loss) per share – diluted:
Net earnings (loss) from continuing operations	$(0.46)	$0.14	$0.16	$(0.02)	$0.11
Net earnings from discontinued operations	$0.04	$0.05	$0.02	$0.01	$0.02

Net earnings (loss)	$(0.42)	$0.19	$0.18	$(0.01)	$0.13

IMAX CORPORATION
Item 6. Selected Financial Data (cont’d)

(1)	The Company enters into theater system arrangements with customers that typically contain customer payment obligations prior to the scheduled installation of the theater systems. During the period of time between signing and theater system installations, certain customers each year are unable to, or elect not to, proceed with theater system installations for a number of reasons, including business considerations, or the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the customer and/or the Company may terminate the arrangement by default or by entering into a consensual buyout. In these situations the parties are released from their future obligations under the arrangement, and the initial payments that the customer previously made to the Company and recognized as revenue are typically not refunded. In addition, since the introduction of its IMAX MPX system configuration in 2003, the Company has agreed with several customers to terminate their obligations for another theater system configuration, which were in the Company’s backlog, and agreed to acquire or lease an IMAX MPX system configuration. Included in Other Revenues for the periods 2002 through 2006 are the following types of settlement arrangements:

	2006	2005	2004	2003	2002
MPX upgrades	$300	$635	$5,223	$1,411	$—
Consensual buyouts	—	11,696	12,350	7,569	2,380
Terminations by default	—	1,987	820	512	—

	$300	$14,318	$18,393	$9,492	$2,380

(2)	In 2003, income from equity-accounted investees included a gain of $2.3 million from the release of a financial guarantee of a term loan which had been recorded previously by the Company as a liability.

(3)	In 2006, the Company recorded asset impairment charges of $1.1 million related to the impairment of assets of certain theater operations and a revision in the estimates related to the residual values of certain leased assets. Asset impairment charges amounted to less than $0.1 million, $0.8 million, $0.7 million and $1.5 million (as restated) in 2005, 2004, 2003 and 2002, respectively, after the Company assessed the carrying value of certain assets.

(4)	During 2001, the Company and a wholly-owned subsidiary of the Company began purchasing and canceling a significant amount of the Company’s convertible subordinated notes due April 1, 2003 (the “Subordinated Notes”). During 2002, the Company and a wholly-owned subsidiary of the Company purchased and cancelled an aggregate of $20.5 million of the Subordinated Notes for $8.1 million, represented by $6.0 million in cash by the subsidiary and $2.1 million in common shares by the Company. The Company cancelled the purchased Subordinated Notes and recorded a gain of $11.8 million. During 2003, the Company recorded a loss of $4.9 million related to costs associated with the repurchase, retirement and refinancing of $170.8 million of the Company’s 7.875% Senior Notes due 2005 (the “Old Senior Notes”). During 2003, the Company also repaid the remaining outstanding Subordinated Notes balance of $9.1 million. During 2004, the Company recorded a loss of $0.8 million related to costs associated with the redemption of $29.2 million of the Old Senior Notes. This transaction had the effect of fully extinguishing the Old Senior Notes.

(5)	Included in 2004 is a gain of $0.4 million from the sale of the Company’s equity investment in Mainframe Entertainment, Inc. (“MFE”). During 2003, the Company entered into a settlement agreement with MFE, whereby the parties settled all of MFE’s indebtedness and obligations to the Company arising under the Company’s 6.0% Senior Secured Convertible Debenture due from MFE. The Company had recorded a gain of $1.9 million related to the final settlement. During 2004, the Company also recorded a charge of $0.1 million related to the writedown of an investment.

(6)	In 2006, the Company recorded an increase to the deferred tax valuation allowance of $6.2 million based upon the Company’s recoverability assessments of deferred tax balances carried forward from the prior year. At December 31, 2006 the Company has determined that based on the weight of available evidence, positive and negative, a full valuation allowance for the net deferred tax assets was required.

(7)	In 2003, the Company recorded a charge as a cumulative effect of change in accounting principle of $0.2 million in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

(8)	See note 4 to the accompanying audited consolidated financial statements in Item 8 for a reconciliation of amounts previously reported for 2006, 2005 and 2004 to the amounts as restated and presented on page 35.

IMAX CORPORATION
Item 6. Selected Financial Data (cont’d)
BALANCE SHEETS DATA

	As at December 31,
	2006	2005	2004	2003	2002
	As restated(2)	As restated(2)	As restated(2)	As restated	As restated
Cash, cash equivalents, restricted cash and short-term investments (as originally reported)	$27,238	$32,495	$28,964	$52,243	$37,136
Total assets(1)	$227,291	$239,448	$232,106	$253,610	$247,577
Total long-term indebtedness	$160,000	$160,000	$160,000	$189,234	$209,143
Total shareholders’ equity (deficit)	$(58,232)	$(46,054)	$(56,543)	$(63,187)	$(114,490	)(3)

(1)	Includes the assets of discontinued operations for 2002.

(2)	See note 4 to the accompanying audited consolidated financial statements in Item 8.

(3)	Includes opening retained earnings impact for years prior to 2002 as a result of the restatement adjustments.
QUARTERLY STATEMENTS OF OPERATIONS SUPPLEMENTARY DATA (UNAUDITED)

	2006
	Q1	Q2	Q3	Q4(1)
	As restated(1)	As restated(1)	As restated(1)	As restated(1)
Revenues	$23,334	$38,162	$30,983	$36,973
Cost of goods, services and rentals	15,344	22,467	18,751	20,340

Gross margin	$7,990	$15,695	$12,232	$16,633

Net earnings (loss) from continuing operations	$(6,004)	$1,658	$(4,720)	$(9,208)
Net earnings (loss) from discontinued operations	2,300	—	(875)	—

Net earnings (loss)	$(3,704)	$1,658	$(5,595)	$(9,208)

Net earnings (loss) per share — basic	$(0.09)	$0.04	$(0.14)	$(0.23)
Net earnings (loss) per share — diluted	$(0.09)	$0.04	$(0.14)	$(0.23)

	2005
	Q1	Q2	Q3	Q4
	As restated(1)	As restated(1)	As restated(1)	As restated(1)
Revenues	$25,782	$36,826	$28,629	$44,164
Cost of goods, services and rentals	13,132	17,706	17,554	23,625

Gross margin	$12,650	$19,120	$11,075	$20,539

Net earnings (loss) from continuing operations	$(2,434)	$4,174	$(3,119)	$7,153
Net earnings from discontinued operations	240	186	360	1,193

Net earnings (loss)	$(2,194)	$4,360	$(2,759)	$8,346

Net earnings (loss) per share – basic	$(0.05)	$0.11	$(0.07)	$0.21
Net earnings (loss) per share — diluted	$(0.05)	$0.11	$(0.07)	$0.20

(1)	See the accompanying Quarterly Financial Data (Unaudited) in Item 8.

IMAX CORPORATION
Item 6. Selected Financial Data (cont’d)
IMPACT OF FIRST RESTATEMENT
     The impact of the First Restatement to periods prior to 2002 was a net decrease in shareholders’ deficit of $0.9 million. The following information presents the financial impact of the First Restatement adjustments on the Company’s previously reported consolidated statement of operations data for the year ended December 31, 2003:

								As
		Revenue				Branch		Restated
	As	Recognition-	Revenue			Level		per 2006
	Previously	Theater	Recognition-	Inventory	Film	Interest	Other	Form
	Reported(1)	Systems(2)	Other(2)	Costs(2)	Accounting(2)	Taxes(2)	Adjustments(2)	10-K
Revenues
Equipment and product sales	$45,578	$—	$(2,126)	$—	$—	$—	$(160)	$43,292
Services	53,290	—	668	—	(12)	—	—	53,946
Rentals	6,468	—	884	—	—	—	—	7,352
Finance income	4,431	—	112	—	—	—	—	4,543
Other revenues	9,492	—	—	—	—	—	—	9,492

	119,259	—	(462)		(12)		(160)	118,625
Costs of goods sold, services and rentals
Equipment and product sales	23,002	—	(530)	—	—	—	(29)	22,443
Services	40,673	—	40	—	—	—	(159)	40,554
Rentals	3,140	—	244	—	—	—	162	3,546
Other costs of goods sold	468	—	—	—	—	—	—	468

	67,283	—	(246)	—	—	—	(26)	67,011

Gross margin	51,976	—	(216)	—	(12)	—	(134)	51,614

Selling, general and administrative expenses	33,312	—	—	296	—	—	51	33,659
Research and development	3,794	—	—	—	—	—	—	3,794
Amortization of intangibles	573	—	—	—	—	—	—	573
Income from equity-accounted investees	(2,496)	—	—	—	—	—	—	(2,496)
Receivable provisions net of (recoveries)	(2,225)	—	2	—	—	—	53	(2,170)
Restructuring costs and asset impairments	969	—	—	—	—	—	(227)	742

Earnings from operations	18,049	—	(218)	(296)	(12)	—	(11)	17,512

Interest income	656	—	—	—	—	—	(101)	555
Interest expense	(15,856)	—	—	—	—	(72)	128	(15,800)
Loss on retirement of notes	(4,910)	—	—	—	—	—	—	(4,910)
Recovery of long-term investments	1,893	—	—	—	—	—	—	1,893

Earnings (loss) from continuing operations before income taxes	(168)	—	(218)	(296)	(12)	(72)	16	(750)
Recovery of (provision for) income taxes	386	—	—	—	—	(162)	—	224

Net earnings (loss) from continuing operations before cumulative effect of changes in accounting principles	218	—	(218)	(296)	(12)	(234)	16	(526)
Net earnings from discontinued operations	195	—	—	—	—	—	—	195
Cumulative effect of changes in accounting principles, net of income tax benefit of $nil	(182)	—	—	—	—	—	—	(182)

Net earnings (loss)	$231	$—	$(218)	$(296)	$(12)	$(234)	$16	$(513)

Earnings (loss) per share
Earnings (loss) per share – basic and diluted:
Net earnings (loss) from continuing operations	$0.01	$—	$(0.01)	$(0.01)	$—	$(0.01)	$—	$(0.02)
Net earnings from discontinued operations	$0.01	$—	$—	$—	$—	$—	$—	$0.01

Net (loss) earnings	$0.02	$—	$(0.01)	$(0.01)	$—	$(0.01)	$—	$(0.01)

(1)	The Company has changed the presentation of revenues and cost of goods sold, services and rentals to conform to the presentation requirements in Regulation S-X of the Securities Exchange Act of 1934.

(2)	See pages 40 to 41 for explanations of restatement adjustments.

IMAX CORPORATION
Item 6. Selected Financial Data (cont’d)
IMPACT OF FIRST RESTATEMENT (cont’d)
     The following information presents the financial impact of the First Restatement adjustments on the Company’s previously reported consolidated statement of operations data for the year ended December 31, 2002:

								As
		Revenue				Branch		Restated
	As	Recognition-	Revenue			Level		per 2006
	Previously	Theater	Recognition-	Inventory	Film	Interest	Other	Form
	Reported(1)	Systems(2)	Other(2)	Costs(2)	Accounting(2)	Taxes(2)	Adjustments(2)	10-K
Revenues
Equipment and product sales	$45,584	$(4,918)	$(1,265)	$—	$—	$—	$(115)	$39,286
Services	67,359	—	685	—	—	—	(4,455)	63,589
Rentals	6,388	—	507	—	—	—	—	6,895
Finance income	4,691	—	(679)	—	—	—	—	4,012
Other revenues	5,080	—	(2,700)	—	—	—	—	2,380

	129,102	(4,918)	(3,452)	—	—	—	(4,570)	116,162

Costs of goods sold, services and rentals
Equipment and product sales	20,874	(2,811)	(378)	—	—	—	124	17,809
Services	49,334	—	93	—	—	—	(4,175)	45,252
Rentals	5,426	—	(1,453)	—	—	—	162	4,135

	75,634	(2,811)	(1,738)	—	—	—	(3,889)	67,196

Gross margin	53,468	(2,107)	(1,714)	—	—	—	(681)	48,966

Selling, general and administrative expenses	34,906	—	—	245	—	—	559	35,710
Research and development	2,362	—	—	—	—	—	—	2,362
Amortization of intangibles	1,418	—	—	—	—	—	—	1,418
Income from equity-accounted investees	(283)	—	—	—	—	—	—	(283)
Receivable provisions net of (recoveries)	(1,233)	—	484	—	—	—	(718)	(1,467)
Restructuring costs and asset impairments	(121)	—	—	—	—	—	524	403

Earnings from operations	16,419	(2,107)	(2,198)	(245)	—	—	(1,046)	10,823

Interest income	413	—	—	—	—	—	102	515
Interest expense	(17,564)	—	—	—	—	—	(250)	(17,814)
Gain on retirement of notes	11,900	—	—	—	—	—	(107)	11,793

Net earnings (loss) from continuing operations	11,168	(2,107)	(2,198)	(245)	—		(1,301)	5,317
Net earnings from discontinued operations	804	—	—	—	—	—	—	804

Net earnings (loss)	$11,972	$(2,107)	$(2,198)	$(245)	$—	$—	$(1,301)	$6,121

Earnings (loss) per share
Earnings (loss) per share – basic and diluted:
Net earnings (loss) from continuing operations	$0.34	$(0.06)	$(0.07)	$(0.01)	$—	$—	$(0.04)	$0.16
Net earnings from discontinued operations	$0.02	$—	$—	$—	$—	$—	$—	$0.02

Net (loss) earnings	$0.36	$(0.06)	$(0.07)	$(0.01)	$—	$—	$(0.04)	$0.18

(1)	The Company has changed the presentation of revenues and cost of goods sold, services and rentals to conform to the presentation requirements in Regulation S-X of the Securities Exchange Act of 1934.

(2)	See pages 40 to 41 for explanations of restatement adjustments.

IMAX CORPORATION
Item 6. Selected Financial Data (cont’d)
IMPACT OF FIRST RESTATEMENT (cont’d)
Revenue Recognition – Theater Systems
     As described in notes 1 and 2 (n) to the accompanying audited consolidated financial statements included in Item 8, the Company’s revenue arrangements includes multiple elements. In prior years, the Company considered each component of its theater systems to be a separate element. As a result, revenue was recognized when certain components were installed. As part of the review of its revenue recognition policy, the Company concluded its policy for revenue recognition on theater systems should be revised to treat all components of the theater system (including the projector, sound system, and screen system and, if applicable, 3D glasses cleaning machine), theater design support, supervision of installation, projectionist training and the use of the IMAX brand as a single deliverable and as a single unit of accounting, the System Deliverable. In addition, the Company revised its policy to recognize revenue only when all of the following conditions have been met: (i) the projector, sound system and screen system have been installed and are in full working condition, (ii) the 3D glasses cleaning machine, if applicable, has been delivered, (iii) projectionist training has been completed, and (iv) the earlier of (a) receipt of written customer acceptance certifying the completion of installation and run-in testing of the equipment and the completion of projection training or (b) public opening of the theater. In conjunction with these changes, the Company undertook an extensive review of all of its revenue arrangements for theater systems for the period from 2002 to 2006. One transaction that was originally recorded in 2002 (revenue and net earnings impact of $4.9 million and $2.1 million, respectively) was moved to 2005. There were no adjustments required in 2003 as a result of this revision to the policy.
Revenue Recognition — Other
     As a result of the review of the revenue arrangements, the Company identified additional errors including the following:
▪	Based on an analysis of fair values of the elements within its arrangements, the Company determined that the allocations of consideration received and receivable to elements of multiple element arrangements were not updated to reflect the current fair values of particular elements, in particular fair values of maintenance and extended warranty services in the periods affected were not updated in accordance with the accounting guidance in Emerging Issues Task Force (“EITF”) Issue 00-21 and other applicable standards. This affected allocations of consideration in various arrangements to the System Deliverable (as defined above), maintenance and extended warranty services, 3D glasses and film license credits. In addition, in certain arrangements, settlement income was adjusted to reflect the residual amount based on other elements being reflected at their fair values.

▪	The existence of certain non-standard contractual provisions resulted in: the reclassification of certain sales arrangements to sales-type lease transactions, for accounting purposes when the customer was not granted title to the system until all payments were made and certain sales-type leases to operating leases given substantially all of the benefits and risks of ownership had not passed to the customer; and the timing of recognition of the minimum annual payments under certain arrangements.

▪	Settlement revenue was recognized on a MPX upgrade which was conditional upon the Company meeting certain conditions which were ultimately not met during the year. The Company has deferred the amount of settlement revenue awaiting installation of an alternate theater system configuration.

▪	Finance income continued to be recognized when the related financing receivables were impaired. The Company has revised its procedures and discontinued the recognition of finance income until the impairment issues were resolved.
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

IMAX CORPORATION
Item 6. Selected Financial Data (cont’d)
IMPACT OF FIRST RESTATEMENT (cont’d)
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
     As part of its restatement, the Company recorded all unadjusted differences that were deemed to be not material when the prior periods’ financial statements were issued by the Company. The following paragraphs summarize the significant adjustments. The restatements include certain deminimus adjustments which have not been explained below which aggregated to $0.1 million in 2003 and $0.3 million in 2002.
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
     The Company accrued excess interest of three days in the amount of $0.1 million at the end of 2003 related to the Company’s Senior Notes. The restatement decreased interest expense in 2003.
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

IMAX CORPORATION
Item 6. Selected Financial Data (cont’d)
IMPACT OF SECOND RESTATEMENT
     The following information presents the financial impact of the Second Restatement adjustments on the Company’s previously reported consolidated statement of operations data for the year ended December 31, 2003:

		Second Restatement
	As Restated	Real Estate			As Restated
	Per 2006	Operating	Sponsorship	Revenue	Per 2006
	Form 10-K	Leases	Revenue	Recognition	Form 10-K/A
Revenues
Equipment and product sales	$43,292	$—	$—	$(171)	$43,121
Services	53,946	—	129	—	54,075
Rentals	7,352	—	—	305	7,657
Finance income	4,543	—	—	—	4,543
Other revenues	9,492	—	—	—	9,492

	118,625	—	129	134	118,888

Costs of goods sold, services and rentals
Equipment and product sales	22,443	—	—	—	22,443
Services	40,554	167	—	—	40,721
Rentals	3,546	—	—	47	3,593
Other costs of goods sold	468	—	—	—	468

	67,011	167	—	47	67,225

Gross margin	51,614	(167)	129	87	51,663

Selling, general and administrative expenses	33,659	(91)	—	—	33,568
Research and development	3,794	—	—	—	3,794
Amortization of intangibles	573	—	—	—	573
Income from equity-accounted investees	(2,496)	—	—	—	(2,496)
Receivable provisions net of (recoveries)	(2,170)	—	—	—	(2,170)
Restructuring costs and asset impairments	742	—	—	—	742

Earnings (loss) from operations	17,512	(76)	129	87	17,652

Interest income	555	—	—	—	555
Interest expense	(15,800)	—	—	—	(15,800)
Loss on retirement of notes	(4,910)	—	—	—	(4,910)
Recovery of long-term investments	1,893	—	—	—	1,893

Earnings (loss) from continuing operations before income taxes	(750)	(76)	129	87	(610)
Recovery of (provision for) income taxes	224	—	—	—	224

Net earnings (loss) from continuing operations before cumulative effect of changes in accounting principles	(526)	(76)	129	87	(386)
Net earnings from discontinued operations	195	—	—	—	195
Cumulative effect of changes in accounting principles, net of income tax benefit of $nil	(182)	—	—	—	(182)

Net earnings (loss)	$(513)	$(76)	$129	$87	$(373)

Earnings (loss) per share
Earnings (loss) per share – basic and diluted:
Net earnings (loss) from continuing operations	$(0.02)	$—	$—	$—	$(0.02)
Net earnings from discontinued operations	$0.01	$—	$—	$—	$0.01

Net earnings (loss)	$(0.01)	$—	$—	$—	$(0.01)

IMAX CORPORATION
Item 6. Selected Financial Data (cont’d)
IMPACT OF SECOND RESTATEMENT (cont’d)
     The following information presents the financial impact of the Second Restatement adjustments on the Company’s previously reported consolidated statement of operations data for the year ended December 31, 2002:

		Second Restatement
	As Restated	Real Estate			As Restated
	Per Form	Operating	Sponsorship	Revenue	Per Form
	2006 10-K	Leases	Revenue	Recognition	2006 10-K/A
Revenues
Equipment and product sales	$39,286	$—	$—	$(1,433)	$37,853
Services	63,589	—	(162)	—	63,427
Rentals	6,895	—	—	180	7,075
Finance income	4,012	—	—	—	4,012
Other revenues	2,380	—	—	—	2,380

	116,162	—	(162)	(1,253)	114,747

Costs of goods sold, services and rentals
Equipment and product sales	17,809	—	—	(469)	17,340
Services	45,252	11	—	—	45,263
Rentals	4,135	—	—	31	4,166

	67,196	11	—	(438)	66,769

Gross margin	48,966	(11)	(162)	(815)	47,978

Selling, general and administrative expenses	35,710	(90)	—	—	35,620
Research and development	2,362	—	—	—	2,362
Amortization of intangibles	1,418	—	—	—	1,418
Income from equity-accounted investees	(283)	1,104	—	—	821
Receivable provisions net of (recoveries)	(1,467)	—	—	—	(1,467)
Restructuring costs and asset impairments	403	—	—	—	403

Earnings (loss) from operations	10,823	(1,025)	(162)	(815)	8,821

Interest income	515	—	—	—	515
Interest expense	(17,814)	—	—	—	(17,814)
Gain on retirement of notes	11,793	—	—	—	11,793

Net earnings (loss) from continuing operations	5,317	(1,025)	(162)	(815)	3,315
Net earnings from discontinued operations	804	—	—	—	804

Net earnings (loss)	$6,121	$(1,025)	$(162)	$(815)	$4,119

Earnings (loss) per share
Earnings (loss) per share – basic and diluted:
Net earnings (loss) from continuing operations	$0.16	$(0.03)	$—	$(0.02)	$0.11
Net earnings from discontinued operations	$0.02	—	—	—	$0.02

Net (loss) earnings	$0.18	$(0.03)	$—	$(0.02)	$0.13

IMAX CORPORATION
Item 6. Selected Financial Data (cont’d)
IMPACT OF SECOND RESTATEMENT (cont’d)
Operating Leases
     Financial Accounting Standards Board (“FASB”) Statement No. 13, “Accounting for Leases” (“SFAS 13”), and related interpretations require that rent expense related to operating leases be recognized on a straight-line basis over the term of the lease commencing when a lessee takes possession of or controls the use of the space. In addition, FASB Technical Bulletin 88-1, “Issues Related to Accounting for Leases”, requires lease incentives, such as landlord construction allowances received to defray construction costs incurred by the Company, be reflected as a deferred lease incentive, amortized over the lease term as a reduction to rent expense. Previously, the Company had recognized certain rent reductions and escalation clauses based on cash payments beginning from the date of occupancy or lease commencement date, which had the effect of excluding any rent expense during the build-out period. In addition, in certain cases, the Company had not recorded landlord construction allowances as a deferred lease incentive. The Company has restated the current and prior years’ consolidated financial statements to recognize net rent expense on a straight-line basis over the period from the date the Company obtains possession and control of the property to the end of the lease term. Net rent expense includes payments as required under the lease adjusted for rent holidays, abatements, escalation clauses and construction allowances. In addition, the Company adjusted depreciation and impairment charges to reflect the full cost of the leaseholds acquired. The net impact of these restatement errors on net earnings was an increase in the net loss of $0.1 million in 2006, a decrease in net earnings for 2005 and 2004 of $0.1 million and $0.4 million, respectively, a decrease in net loss of $0.1 million in 2003 and a decrease in net earnings of $1.0 million in 2002. In addition, the impact of the restatement for periods prior to 2002 was a net increase in shareholders’ deficit of $4.0 million as at December 31, 2001.
Sponsorship Revenue
     The Company also determined the accounting for theater sponsorship revenue should have been recognized on a straight– line basis over the contractual period of the sponsorship. Previously, the Company recorded these revenues based on cash collections. The net impact of these restatement errors was a decrease in net loss of less than $0.1 million in 2006, a decrease in net earnings for 2005 of $0.1 million, an increase in net earnings of $0.1 million in 2004, a decrease in net loss of $0.1 million in 2003 and an decrease in net earnings of $0.2 million in 2002. In addition, the net impact of the restatement for periods prior to 2002 was a net increase in shareholders’ deficit of $0.1 million as at December 31, 2001.
Revenue Recognition
     The Company also determined that one theater system revenue transaction had been classified as a sale with contingent minimums, which should have been classified as an operating lease. The Company reached this conclusion after consideration of EITF Issue No. 95-1, “Revenue Recognition on Sales with Guaranteed Minimum Resale Value” and SFAS 13, since the arrangement contained an option, exercisable by the customer, requiring the Company to repurchase the theater system equipment for a fixed amount under certain conditions. The net impact of this restatement a decrease in net loss of $0.1 million for 2006, an increase in net earnings of $0.1 million for 2005 and 2004, respectively, a decrease in net loss of $0.1 million in 2003 and a decrease in net earnings of $0.8 million in 2002. This correction did not have any impact on shareholders’ deficit as at December 31, 2001.
Consolidated Statements of Cash Flows
     As part of the Second Restatement, the Company changed the presentation of cash flows from discontinued operations to include cash flows related to operating and investing activities within those respective categories. Previously, the Company presented these cash flows on a net basis as a single caption within the statements of cash flows. Other changes to the statements of cash flows were made to conform the components of the reconciliation to net cash provided by or used in operating activities related to the restatement adjustments described above.

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
     The material weaknesses in our internal control over financial reporting as of December 31, 2006 are:
•	the Company did not maintain adequate controls, including period-end controls, over the analysis and review of revenue recognition for sales and lease transactions in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”);

•	the Company did not maintain effective controls, including period-end controls, over accounting for film transactions in accordance with U.S. GAAP;

•	the Company did not maintain effective controls, including period-end controls, over the accounting for contract origination costs in accordance with U.S. GAAP;

•	the Company did not maintain adequate controls over the complete and accurate recording of postretirement benefits other than pensions in accordance with U.S. GAAP;

•	the Company did not maintain effective controls over the review of the accounting implications relating to lease transactions involving its owned and operated theaters and corporate facilities in accordance with the U.S. GAAP;

•	the Company did not maintain effective controls over the intraperiod allocation of the provision for income taxes in accordance with U.S. GAAP;

•	the Company did not maintain adequate controls over the lines of communication between operational departments and the Finance Department related to revenue recognition for sales and lease transactions; and

•	the Company did not maintain adequate controls over the timely communication between departments of information relating to developing issues that may impact the Company’s financial reporting.
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

IMAX CORPORATION
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
GENERAL (cont’d)
Material Weaknesses (cont’d)
     On April 5, 2007, the Company announced its appointment of Joseph Sparacio in the position of Executive Vice President of Finance. As expected, Mr. Sparacio assumed the duties of Chief Financial Officer after the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
Restatement of Previously Issued Financial Statements
     In October 2007, the Company announced that, after a review of its real estate leases, it had identified certain errors related to its accounting practices as they relate to such leases for certain of the Company’s owned and operated theaters and office facilities. The Company conducted this review after performing an analysis of a rent-abatement agreement initiated in connection with the higher level of Finance Department oversight and awareness contemplated by Company’s ongoing remediation plan (see Item 9A). The review focused on the Company’s historical accounting practice for recording the impact of rent holidays, abatements, escalation clauses and landlord construction allowances. The Company also reviewed its accounting for theater sponsorship revenue at its owned and operated theaters. As a result of the review, the Company concluded that certain of its prior practices were not in accordance with U.S. GAAP. In addition, the Company identified an error relating to revenue recognition, resulting from the Company’s review of one theater system arrangement which occurred in 2002, in response to comments received from the Staff of the SEC. As a result of these errors, the Company has restated its consolidated financial statements for the years ended December 31, 2002, 2003, 2004, 2005 and 2006 as well as interim quarterly results (referred to as the “Second Restatement”).
     In the 2006 Annual Report on Form 10-K, filed on July 20, 2007 (the “Original 2006 Form 10-K”), the Company identified certain errors related to: (a) revenue recognition resulting from the Company’s review of its theater system arrangements over the past 5 years in response to comments received from the staff of both the SEC and OSC which indicated insufficient analysis of various sales and lease transactions and the accounting effect of certain contractual provisions within them; and misallocations of consideration to elements within certain multiple element arrangements; (b) capitalization of costs into inventory and films assets and amortization of film assets in accordance with American Institute of Certified Public Accountants Statement Position 00-2, Accounting by Producers or Distributors of Film (“SOP 00-2”); (c) income tax liabilities resulting from failure to make certain tax elections on a timely basis and (d) certain other items described under Other Adjustments in Item 6 and note 4 to the accompanying audited consolidated financial statements in Item 8. In addition, in the preparation of the consolidated financial statements, the Company recorded other adjustments related to prior periods’ unadjusted differences that had been deemed not to be material and adjustments related to prior periods recorded through 2004 opening retained earnings. As a result of these errors, the Company has restated its consolidated financial statements for the years ended December 31, 2002, 2003, 2004 and 2005 as well as interim quarterly results. The corrections made in the Original 2006 Form 10-K are referred to as the First Restatement.
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
Multiple Element Arrangements
     The Company’s revenue arrangements with certain customers may involve multiple elements consisting of a theater system (projector, sound system, screen system and, if applicable, a 3D glasses cleaning machine); services associated with the theater system including theater design support, supervision of installation, and projectionist training; a license to use of the IMAX brand; 3D glasses; maintenance and extended warranty services; and licensing of films. The Company evaluates all elements in an arrangement to determine what are considered typical deliverables for accounting purposes and which of the deliverables represent separate units of accounting based on the applicable accounting guidance in Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (“SFAS 13”); Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts” (“FTB 90-1”); Statement of Position 00-2, “Accounting by Producers or Distributors of Films” (“SOP 00-2”); and Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). If separate units of accounting are either required under the relevant accounting standards or determined to be applicable under EITF 00-21, the total consideration received or receivable in the arrangement is allocated based on the applicable guidance in the above noted standards.
Theater Systems
     The Company has identified the projection system, and sound system, screen system and, if applicable, the 3D glasses cleaning machine, theater design support, supervision of installation, projectionist training and the use of the IMAX brand to be a single deliverable and a single unit of accounting (the “System Deliverable”). When an arrangement does not include all the elements of a System Deliverable, the elements of the System Deliverable included in the arrangement are considered by the Company to be a single deliverable and a single unit of accounting. The Company is not responsible for the physical installation of the equipment in the customer’s facility; however, the Company supervises the installation by the customer. The customer has the right to use the IMAX brand from the date the Company and the customer enter into an arrangement.
     The Company’s System Deliverable arrangements involve either a lease or a sale of the theater system. The consideration in the Company’s arrangements consist of upfront or initial payments made before and after the final installation of the theater system equipment and ongoing payments throughout the term of the lease or over a period of time, as specified in the arrangement. The ongoing payments provide for a fee which is the greater of a fixed amount or a certain percentage of the theater box-office. The amounts over the fixed minimum amounts are considered contingent payments. The Company’s arrangements are non-cancellable, unless the Company fails to perform its obligations. In the absence of a material default by the Company, there is no right to any remedy for the customer under the Company’s arrangements. If a material default by the Company exists, the customer has the right to terminate the arrangement and seek a refund only if the customer provides notice to the Company of a material default and only if the Company does not cure the default within a specified period.

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
Terminations and Consensual Buyouts
     The Company enters into theater system arrangements with customers that contain customer payment obligations prior to the scheduled installation of the theater system. During the period of time between signing and the installation of the theater system, which may extend several years, certain customers may be unable to, or elect not to, proceed with the theater system installation for a number of reasons including business considerations, or the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the arrangement may be terminated under the default provisions of the arrangement or by mutual agreement between the Company and the customer (a “consensual buyout”). Terminations by default are situations when a customer does not meet the payment obligations under an arrangement and the Company retains the amounts paid by the customer which are recorded in Other revenues. Under a consensual buyout, the Company and the customer agree, in writing, to a settlement and to release each other of any further obligations under the arrangement or an arbitrated settlement is reached. Any initial payments retained or additional payment received by the Company are recognized as revenue when the settlement arrangements are executed and the cash is received, respectively. These termination and consensual buyout amounts are recognized in Other revenues.
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
     The Company may offer certain incentives to customers to complete theater system transactions including payment concessions or free services and products such as film licenses or 3D glasses. The payment concessions do not affect the classification of leases. Reductions in, and deferral, of payments are taken into account in determining the sales price either by a direct reduction in the sales price or a reduction of payments to be discounted in accordance with SFAS 13 or Accounting Principle Board Opinion No. 21, “Interest on Receivables and Payables” (“APB 21”). Free products and services are accounted for as separate units of accounting.

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
Theater Operations Revenue
     The Company recognizes revenue from its owned and operated theaters resulting from box-office ticket and concession sales as tickets are sold, films are shown and upon the sale of various concessions. The sales are cash or credit card transactions with theatergoers based on fixed prices per seat or per concession item.
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

IMAX CORPORATION
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
CRITICAL ACCOUNTING POLICIES (cont’d)
Impact of Recently Issued Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. In addition, SFAS 123R modifies certain measurement and expense recognition provisions of SFAS 123, including the requirement to estimate employee forfeitures each period when recognizing compensation expense and requiring that the initial and subsequent measurement of the cost of liability-based awards each period be based on the fair value (instead of the intrinsic value) of the award. This statement was effective for the Company as of January 1, 2006. The Company adopted the provisions of SFAS 123R using the modified prospective transition method. As a result of the adoption of SFAS 123R, the Company recognized stock-based compensation expense of $1.1 million for the year ended December 31, 2006. For additional information related to SFAS 123R, see notes 2(q) and 17(c) to the accompanying audited consolidated financial statements in Item 8.
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (an interpretation of FASB Statement No. 109) (“FIN 48”). This interpretation prescribes a more likely than not recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provided guidance on derecognition of a tax position, classification of a liability for unrecognized tax benefits, accounting or interest and penalties, accounting in interim periods, and expanded income tax disclosures. FIN 48 was effective for the Company on January 1, 2007. The cumulative effect of the change in accounting principle to be recorded in the first quarter of 2007 upon adoption of FIN 48 is an increase to the tax liability of $2.1 million and a charge to opening shareholders’ deficit.
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
Revenues
     The Company’s revenues in 2006 were $129.5 million, compared to $135.4 million in 2005, a decrease of 4.4% due in large part to a decrease in theater systems revenue that was partially offset by an increase in films revenue (see below). The following table sets forth the breakdown of revenue by category:

(In thousands of U.S. dollars)	Years ended December 31,
	2006	2005	2004
	As	As	As
	restated(1)	restated(1)	restated(1)
IMAX Systems Revenue
Sales and sales-type leases(2)	$45,116	$60,773	$57,520
Ongoing rent(3)	11,385	13,098	11,478
Maintenance	15,708	14,888	14,490

	72,209	88,759	83,488

Films Revenue
Production and IMAX DMR	14,580	8,942	7,692
Distribution	15,094	11,807	13,371
Post-production	6,652	5,220	6,635

	36,326	25,969	27,698

Theater Operations	16,932	17,443	17,495

Other Revenue	3,985	3,230	3,874

	$129,452	$135,401	$132,555

(1)	See note 4 of the accompanying audited consolidated financial statements in Item 8 for the explanation of the restatements.

(2)	Includes initial rents and fees and the present value of fixed minimum rents and fees from equipment, sales and sales-type lease transactions.

(3)	Includes rental income from operating leases, revenues from joint revenue sharing arrangements, contingent rents from sales-type leases, contingent fees from sales arrangements and finance income.

IMAX CORPORATION
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
RESULTS OF OPERATIONS (cont’d)
Year Ended December 31, 2006 Versus Year Ended December 31, 2005 (cont’d)
Revenues (cont’d)
     IMAX systems revenue decreased to $72.2 million in 2006 from $88.8 million in 2005, a decrease of 18.7%. Revenue from sales and sales-type leases decreased to $45.1 million in 2006 from $60.8 million in 2005, a decrease of 25.8%. This decrease was due almost entirely to a decrease in settlement revenues of $14.0 million.
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
     Ongoing rent revenue in 2006 decreased by 13.1% primarily due to the sale of two theater systems which were previously treated as operating leases in 2005. These operating leases had contributed $0.9 million to ongoing rent revenue in 2005. The decrease in ongoing rent revenue was partially offset by revenues from new joint revenue sharing arrangements which increased from $0.7 million in 2005 to $1.1 million in 2006. The Company had the same five joint revenue sharing arrangements in each of these years. Maintenance revenue in 2006 increased 5.5% over the prior year due to an increase in the theater network. The Company expects to see an increase in 2007 compared to 2006 in both ongoing rent and maintenance revenue as the Company’s theater network continues to grow in 2007.

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
     Theater operations revenue decreased to $16.9 million in 2006 from $17.4 million in 2005 due to a decrease in average ticket price of 1% and an overall attendance decrease of 2%.
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
Gross Margin
     The gross margin across all segments in 2006 was $52.6 million, or 40.6% of total revenue, compared to $63.4 million, or 46.8% of total revenue in 2005. The decrease in gross margin for 2006 is almost entirely due to a decrease in settlement arrangements. Excluding the impact of settlement arrangements, the gross margin for 2006 was 40.4% compared to 40.5% in 2005.
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

IMAX CORPORATION
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
RESULTS OF OPERATIONS (cont’d)
Year Ended December 31, 2006 Versus Year Ended December 31, 2005 (cont’d)
Gross Margin (cont’d)
     The Company’s owned and operated theater gross margin increased by $0.5 million in 2006 compared to 2005 as a result of lower rental fees paid to third parties for film, partially offset by the impact of lower gross revenues.
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
Other
     Selling, general and administrative expenses were $42.5 million in 2006 versus $37.5 million in 2005. The $5.0 million increase included (i) expenses of $1.1 million in connection with the Company’s unsuccessful process of seeking strategic alternatives, (ii) an increase in legal and professional fees of $3.3 million associated primarily with SFAS 123R implementation costs, costs to amend the Company’s Supplemental Executive Retirement Plan (“the SERP”), expenses incurred to respond to inquiries made by the SEC and OSC and costs related to the restatement of the Company’s prior period consolidated financial statements and (iii) $1.1 million in expenses in 2006 for stock options granted in accordance with the adoption of SFAS 123R. Compensation expenses increased by $2.1 million during 2006 due to a higher Canadian dollar denominated salary expense on the strengthening of the Canadian dollar compared to the prior year, and also due to increased severance costs and employee bonus accruals. The Company also recorded a capital tax expense of $0.4 million in 2006 compared to a $0.4 million recovery in 2005 due to refunds received in 2005 and releases of related tax reserves. Offsetting these increases, the Company amended its SERP on March 8, 2006 to reduce certain benefits, resulting in savings of $3.1 million in compensation expense for 2006 compared to 2005. In addition, other non-cash stock-based compensation decreased by $0.3 million during 2006, due to a reduction in the Company’s share price. The Company recorded a foreign exchange gain of $0.2 million in 2006, compared to a loss of $0.7 million in 2005. The Company records foreign exchange translation gains and losses primarily on a portion of its financing receivable balances which are denominated in Canadian dollars, Euros and Japanese Yen.
     Receivable provisions net of recoveries for accounts receivable and financing receivables amounted to a net provision of $1.1 million in 2006 compared to a net recovery of $1.0 million in 2005. The Company recorded a net provision of $1.4 million (2005 — $0.1 million provision) in accounts receivable as collectibility associated with certain accounts was considered uncertain. The Company recorded a net recovery of $0.3 million (2005 — $1.2 million) in financing receivables as the collectibility uncertainty associated with certain leases was resolved by amendment or settlement of the leases.
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
Income Taxes
     The Company’s effective tax rate differs from the statutory tax rate and will vary from year to year primarily as a result of numerous permanent differences, investment and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or reductions in the year, changes in the Company’s valuation allowance based on the Company’s recoverability assessments of deferred tax assets, and favorable or unfavorable resolution of various tax examinations. The 2006 income tax provision of $6.2 million includes a net $7.7 million increase in the valuation allowance (taking into account a $6.2 million impairment of deferred tax assets in the fourth quarter) against deferred tax assets to reflect revised estimates regarding the realization of the Company’s deferred income tax assets based on an assessment of positive and negative evidence. As of December 31, 2006, the Company had a gross deferred income tax asset of $54.6 million, against which the Company is carrying a $54.6 million valuation allowance.

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
     A Co-CEO whose employment terminates other than for cause prior to August 1, 2010 will receive benefits in the form of monthly annuity payments until the earlier of a change of control or August 1, 2010 at which time the Co-CEO shall receive remaining benefits in the form of a lump sum payment. A Co-CEO who retires on or after August 1, 2010 shall receive benefits in the form of a lump sum payment.

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
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
RESULTS OF OPERATIONS (cont’d)
Year Ended December 31, 2006 Versus Year Ended December 31, 2005 (cont’d)
Employee Stock-Based Compensation (cont’d)
     The Company determined in the fourth quarter of 2006 that it exceeded, by approximately 1.6%, certain cap limits for grants set by the Company’s stock option plan, and that in 2006, 547,786 options (2005 — 241,500) were granted in excess of such caps, with a weighted average exercise price of $10.39 (2005 — $9.59). Of these options, during 2006, 37,000 options with a weighted average exercise price of $9.89 were forfeited (2005 — nil) and 3,000 with a weighted average exercise price of $9.59 were cancelled for no consideration (2005 — nil). The number of these options outstanding as at December 31, 2006 was 749,286 (2005 – 241,500) with a weighted average exercise price of $10.69 (2005 — $9.59). The number of these options exercisable as at December 31, 2006 was 63,792 (2005 – nil) with a weighted average exercise price of $9.89 (2005 – nil). As the Company intended to settle the obligations for a significant number of these options in cash, these options have been treated as liability-based awards based on fair values as at December 31, 2006. 20,750 of such options were forfeited in May 2007, 195,286 of such options were voluntarily surrendered by the Co-CEOs and members of the Board of Directors for no consideration in June 2007; and 533,250 of such options were settled for cash in June 2007 in an amount of $0.5 million. Compensation cost recognized up to the cancellation date was not reversed for the options cancelled.
Year Ended December 31, 2005 Versus Year Ended December 31, 2004
     Revenues
     The Company’s revenues in 2005 were $135.4 million, compared to $132.6 million in 2004, an increase of 2.2% due primarily to an increase in systems revenue partially offset by a decrease in films and other revenue.
     The IMAX theater Systems segment revenue increased to $88.8 million in 2005 from $83.5 million in 2004, an increase of 6.3%. Revenue from sales and sales-type leases increased to $60.8 million in 2005 from $57.5 million in 2004, an increase of 5.7%. This increase was due primarily to an increase in systems revenue partially offset by a decrease in settlement revenues and lower average revenue per theater system.
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
     Ongoing rent revenue in 2005 increased 14.1% due to the increase in operating leases installed in 2005 compared to 2004 as indicated above. Maintenance revenue also increased 2.7% as the Company’s theater network continued to grow in 2005.
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
     Theater operations revenue decreased slightly to $17.4 million in 2005 from $17.5 million in 2004 due to an overall attendance decrease of 6.2% and lower sponsorship revenues partially offset by an increase in average ticket prices of 7.1%.
     Other revenue decreased to $3.2 million in 2005 from $3.9 million in 2004, a decrease of 16.7%, largely as a result of a decrease in after market sales.
Gross Margin
     The gross margin across all segments in 2005 was $63.4 million, or 46.8% of total revenue, compared to $63.9 million, or 48.2% of total revenue in 2004. The decrease in gross margins for 2005 is primarily due to a decrease in settlement arrangements. Excluding the impact of settlement arrangements, the gross margin in 2005 was 40.5% compared to 39.9% in 2004.
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

IMAX CORPORATION
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
RESULTS OF OPERATIONS (cont’d)
Year Ended December 31, 2005 Versus Year Ended December 31, 2004 (cont’d)
Other
     Selling, general and administrative expenses were $37.5 million in the 2005 versus $36.4 million in 2004. Legal fees for 2005 increased by $2.4 million as the Company incurred legal costs related to patent infringement matters and settled certain litigation matters. Other professional fees decreased by $0.8 million in 2005 due to lower costs incurred during the year to comply with Sarbanes-Oxley regulations in comparison to 2004 the year of adoption. Non-cash stock-based compensation decreased by $0.2 million in 2005 due to changes in the Company share price. The Company recorded a net capital tax recovery of $0.4 million in 2005 due to refunds received in the year and releases of related tax reserve and expensed $0.7 million for capital taxes paid in 2004. The Company recorded a foreign exchange loss of $0.7 million in 2005 compared to a gain of $0.4 million in 2004 primarily due to the impact of a stronger U.S dollar on Euro receivable balances. The Company records foreign exchange translation gains and losses primarily on a portion of its financing receivable balances which are denominated in Canadian dollars, Euros and Japanese Yen.
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
Income Taxes
     The Company’s effective tax rate differs from the statutory tax rate and will vary from year to year primarily as a result of numerous permanent differences, investment and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or reductions in the year, changes in the Company’s valuation allowance based on the Company’s recoverability assessments of deferred tax assets, and favorable or unfavorable resolution of various tax examinations. The 2005 income tax provision of $1.1 million includes a net $0.5 million decrease in the valuation allowance against deferred tax assets to reflect revised estimates at the time regarding the realization of the Company’s deferred income tax assets based on an assessment of positive and negative evidence. The Company also favorably resolved certain tax audits in the year resulting in tax recoveries of $0.2 million and the release of related tax reserves of $0.2 million to the income tax provision. In addition, the Company concluded an examination by the provincial authorities for the 1999 and 2000 taxation years. The audit resulted in a net cash tax recovery of $0.3 million in the year. The recovery was recorded in two parts. An amount of $0.4 million has been charged through the current income tax provision offset by a recovery of provincial capital taxes in the amount of $0.7 million through selling, general and administrative expenses in the year and the release of related capital tax reserves of $0.3 million. As of December 31, 2005, the Company had a gross deferred income tax asset of $52.4 million, against which the Company is carrying a $46.3 million valuation allowance.
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
Credit Facility
     Under the indenture governing the Company’s 9.625% Senior Notes due December 1, 2010 (the “Senior Notes”) (the “Indenture”), the Company is permitted to incur indebtedness pursuant to a credit agreement, or the refinancing or replacement of a credit facility, provided that the aggregate principal amount of indebtedness thereunder outstanding at any time does not exceed the greater of a) $30,000,000 minus the amount of any such indebtedness retired with the proceeds of an Asset Sale and (b) 15% of Total Assets of the Company, as defined in the Indenture. The Indenture also permits the Company to incur indebtedness solely in respect of performance, surety or appeal bonds, letters of credit and letters of guarantee as required in the ordinary course of business in accordance with customary industry practices. On February 6, 2004, the Company entered into a Loan Agreement for a secured revolving credit facility as amended on June 30, 2005 and as further amended by the Second Amendment to the Loan Agreement which was entered into with effect from May 16, 2006 (the “Credit Facility”). The Credit Facility is a revolving credit facility expiring on October 31, 2009 with an optional one year renewal thereafter contingent upon approval by the lender, permitting maximum aggregate borrowings equal to the lesser of (i) $40.0 million, (ii) a collateral calculation based on percentages of the book values for the Company’s net investment in sales-type leases, financing receivables, finished goods inventory allocated to backlog contracts and the appraised values of the expected future cash flows related to operating leases and of the Company’s owned real property, reduced by certain accruals and accounts payable and (iii) a minimum level of trailing cash collections in the preceding twenty–six week period ($49.9 million as of December 31, 2006), reduced for outstanding letters of credit. As at December 31, 2006, the Company’s current borrowing capacity under such calculation is $28.7 million after deduction for outstanding letters of credit of $9.4 million. The Credit Facility bears interest at the applicable prime rate per annum or LIBOR plus a margin as specified therein per annum and is collateralized by a first priority security interest in all of the current and future assets of the Company. The Credit Facility contains typical affirmative and negative covenants, including covenants that restrict the Company’s ability to: incur certain additional indebtedness; make certain loans, investments or guarantees; pay dividends; make certain asset sales; incur certain liens or other encumbrances; conduct certain transactions with affiliates and enter into certain corporate transactions. In addition, the Credit Facility agreement contains customary events of default, including upon an acquisition or a change of control that may have a material adverse effect on the Company or a guarantor. The Credit Facility also requires the Company to maintain, over a period of time, a minimum level of adjusted earnings before interest, taxes, depreciation and amortization including film asset amortization, stock and other non-cash compensation, write downs (recoveries), and asset impairment charges, and other non-cash uses of funds on a trailing four quarter basis calculated quarterly, of not less than $20.0 million. In the event that the Company’s available borrowing base falls below the amount borrowed against the Credit Facility, the excess above the available borrowing base becomes due upon demand by the lender. If the Credit Facility were to be terminated by either the Company or the lender, the Company would have the ability to pursue another source of financing pursuant to the terms of the Indenture.

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
     The Company is in compliance with its adjusted EBITDA covenant for December 31, 2006. The calculation, as acknowledged by the Credit Facility lender is as follows based on the Company’s 2006 reported results:

As restated(1)
Adjusted EBITDA per Credit Facility: (In thousands of U.S. dollars)
Net loss from continuing operations	$(18,274)
Add:
Provision for income taxes	6,218
Interest expense, net of interest income	15,723
Depreciation and amortization including film asset amortization(2)	15,763
Write downs (recoveries) including asset impairments and receivable provisions(2)	3,461
Stock and other non-cash compensation	2,885

$25,776

(1)	See note 4 of the accompanying audited consolidated financial statements in Item 8 for the explanation of the restatements.

(2)	See note 21 to the accompanying audited consolidated financial statements in Item 8.
     Under the terms of the Credit Facility, the Company has to comply with several reporting requirements including the delivery of audited consolidated financial statements within 120 days of the end of the fiscal year.
     In March 2007, the Company delayed the filing of its Annual Report on Form 10-K for the year ended December 31, 2006 beyond the filing deadline in order to restate financial statements for periods during the fiscal years 2002 — 2006. On March 27, 2007, the Credit Facility lender waived the requirement for the Company to deliver audited consolidated financial statements within 120 days of the end of the fiscal year ended December 31, 2006, provided such statements and documents are delivered on or before June 30, 2007. On June 27, 2007, the Credit Facility lender agreed that an event of default would not be deemed to have occurred unless the Company’s 2006 Form 10-K filing did not occur by July 31, 2007 or upon the occurrence and continuance of an event of default under the Company’s Indenture governing its Senior Notes which goes uncured within the applicable grace period. The Company cured such default under the Indenture by filing its Original 2006 Form 10-K and first quarter 2007 Form 10-Q on July 20, 2007.
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
     Cash used in operating activities amounted to $5.9 million for the year ended December 31, 2006. Changes in other non-cash operating assets as compared to December 31, 2005 include: an increase of $2.5 million in financing receivables; a $8.6 million increase in accounts receivable principally relating to recoupments payable by the studios related to the Company’s percentage interests in gross box-office; a decrease of $0.1 million in inventories; and a $0.2 million decrease in prepaid expenses, which mostly relates to prepaid film print costs which will be expensed over the period to be benefited. Changes in other non-cash operating liabilities as compared to December 31, 2005 include: a decrease in deferred revenue of $3.1 million related to current year signings and backlog payments thereon, less amounts relieved from deferred revenue related to theater system installations in the year; an increase in accounts payable of $4.0 million due mainly to amounts owing to the Company’s film print supplier relating to the volume of prints ordered and delivered for Open Season: An IMAX 3D Experience and Night at the Museum: The IMAX Experience, and an increase of $3.5 million in accrued liabilities. Included in accrued liabilities at December 31, 2006, were less than $0.1 million in film finance proceeds which are required to be spent on a specific film project and an amount of $26.1 million in respect of accrued pension obligations which are mainly long-term in nature.
     Net cash provided by investing activities amounted to $6.5 million in 2006, which includes purchases of short-term investments of $20.9 million, proceeds from maturities of short-term investments of $27.3 million, purchases of $2.0 million in property, plant and equipment, an increase in other assets of $0.9 million relating to the increase in the cash surrender value of life insurance policies and commissions related to backlog contracts, an increase of other intangible assets of $0.4 million and proceeds from settlement of a note receivable of $3.5 million from discontinued operations.
     Net cash provided by financing activities in 2006 amounted to $0.3 million due to the issuance of common shares through the exercise of stock options.
     Capital expenditures including the purchase of property, plant and equipment and investments in film assets were $11.9 million for the year ended December 31, 2006.
     Net cash provided by operating activities amounted to $1.8 million in the year ended December 31, 2005. Changes in other non-cash operating assets and liabilities included a decrease in deferred revenue of $2.0 million, a decrease in accrued liabilities of $7.8 million, a $0.5 million increase in financing receivables, an increase of $2.7 million in accounts receivable and increase in inventory of $1.8 million. Net cash used by investing activities in the year ended December 31, 2005 amounted to $9.9 million, primarily consisting of $31.3 million invested in short-term investments and $23.5 million received from proceeds from maturities of short-term investments and the Company also received $0.8 million in cash on a note receivable from a discontinued operation. Net cash provided by financing activities in 2005 includes $3.6 million received from the issuance of common shares through the exercise of stock options. Capital expenditures including the purchase of property, plant and equipment net of sales proceeds and investments in film assets were $9.3 million in the year ended December 31, 2005.
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
     The Senior Notes bear interest at a rate of 9.625% per annum and are unsecured obligations that rank equally with any of the Company’s existing and future senior indebtedness and senior to all of the Company’s existing and future subordinated indebtedness. The payment of principal, premium, if any, and interest on the Senior Notes is unconditionally guaranteed, jointly and severally, by certain of the Company’s wholly-owned subsidiaries. The Senior Notes are subject to redemption for cash by the Company, in whole or in part, at any time on or after December 1, 2007, at redemption prices expressed as percentages of the principal amount for each 12-month period commencing December 1 of the years indicated: 2007 — 104.813%; 2008 — 102.406%; 2009 and thereafter - 100.000%, together with accrued and unpaid interest thereon to the redemption date. If certain changes were to result in the imposition of withholding taxes under Canadian law, the Senior Notes are subject to redemption at the Company’s option, in whole but not in part, at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest to the date of redemption. In the event of a change in control, the Company will be required to make an offer to repurchase the Senior Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. In addition, prior to December 1, 2006, under certain conditions, the Company could have redeemed up to 35% of the Senior Notes with the proceeds of certain equity offerings at 109.625% of the principal amount thereof together with accrued and unpaid interest thereon to the date of redemption.
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
     In March 2007, the Company delayed the filing of its Annual Report on Form 10-K for the year ended December 31, 2006 beyond the required public company filing deadline due to the discovery of certain accounting errors, broadened its accounting review to include certain other accounting matters based on comments received by the Company from the SEC and OSC, and ultimately restated financial statements for certain periods during those years. The filing delay resulted in the Company being in default of a financial reporting covenant under the Indenture governing the Company’s Senior Notes.

IMAX CORPORATION
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
LIQUIDITY AND CAPITAL RESOURCES (cont’d)
Senior Notes due 2010 (cont’d)
     On April 16, 2007 the Company completed a consent solicitation, receiving consents from holders of approximate 60% aggregate principal amount of the Senior Notes (the “Consenting Holders”) to execute a ninth supplemental indenture (the “Supplemental Indenture”) to the Indenture with the Guarantors named therein and U.S. Bank National Association. The Supplemental Indenture waived any defaults existing at such time arising from a failure by the Company to comply with the Indenture’s reporting covenant requiring that annual and quarterly financial statements are filed with the trustee within 15 days of the required public company filing deadlines, and extended until May 31, 2007, or at the Company’s election until June 30, 2007 (the “Covenant Reversion Date”), the date by which the Company’s failure to comply with the reporting covenant shall constitute a default, or be the basis for an event of default under the Indenture. The Company paid consent fees of $1.0 million to the Consenting Holders. On May 30, 2007, the Company provided notice to the holders of the Senior Notes of its election to extend the Covenant Reversion Date to June 30, 2007. The Company paid additional consent fees of $0.5 million to the Consenting Holders. Because the Company did not file its Annual Report on Form 10-K for the year ended December 31, 2006 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 by June 30, 2007, it was in default of the reporting covenant under the Indenture on July 1, 2007, and received notice of such default on July 2, 2007. The Company cured such default under the Indenture, which provides for a 30-day cure period for defaults under the reporting covenant, by filing its Original 2006 Form 10-K and the first quarter 2007 Form 10-Q by the end of the 30-day cure period.
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
CONTRACTUAL OBLIGATIONS
     Payments to be made by the Company under contractual obligations are as follows:

	Payments due by Period
		Less than 1			More than
Contractual Obligations	Total	Year	1-2 years	3-5 years	5 Years
Long-term debt obligations
Principal	$160,000	$—	$—	$160,000	$—
Interest	$61,600	$15,400	$30,800	$15,400	$—
Capital lease obligations	$343	$267	$76	$—	$—
Operating lease obligations	$42,728	$5,824	$11,162	$11,449	$14,293
Pension obligations	$33,917	$—	$2,023	$31,894	$—
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
     As described in note 4 to the consolidated financial statements, the consolidated financial statements of the Company as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004 have been restated.
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
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2006, the following material weaknesses have been identified and included in management’s assessment:
1.	The Company did not maintain adequate controls, including period-end controls, over the analysis and review of revenue recognition for sales and lease transactions in accordance with U.S. GAAP. Specifically, effective controls were not maintained to correctly assess the identification of deliverables and their aggregation into units of accounting and in certain cases the point when certain units of accounting were substantially complete to allow for revenue recognition on a theater system. In addition, the Company did not have effective controls over other aspects of such transactions including identifying the fair values of certain future deliverables, identifying certain clauses in arrangements that impact revenue recognition, accounting for warranty costs, the appropriate accounting for certain settlement agreements and the recognition of finance income on impaired receivables.

2.	The Company did not maintain effective controls, including period-end controls, over accounting for film transactions in accordance with U.S. GAAP. Specifically, effective controls were not maintained related to the classification and accurate recording of marketing and advertising costs of co-produced film productions, production fees on co-produced films and the application of the individual-film forecast computation method to film assets, participation liabilities and deferred production fees.

3.	The Company did not maintain effective controls, including period-end controls, over the accounting for contract origination costs in accordance with U.S. GAAP. Specifically, effective controls were not maintained related to the classification of fees paid to a professional services firm.

4.	The Company did not maintain adequate controls over the complete and accurate recording of postretirement benefits other than pensions in accordance with U.S. GAAP. Specifically, effective controls were not maintained over the complete identification of all relevant contractual provisions within its executive employment contracts.

5.	The Company did not maintain adequate controls, including period-end controls, over the complete and accurate recording of transactions related to real estate lease arrangements for owned and operated theaters or corporate offices in accordance with U.S. GAAP. Specifically, effective controls were not maintained over the complete identification of all relevant contractual provisions including lease inducements, construction allowances, rent holidays, escalation clauses and lease commencement dates. In addition, adequate controls were not maintained over the accurate recording of rent abatements received in subsequent periods.
     Each of the control deficiencies referred to above contributed to the restatement of the Company’s consolidated financial statements for the years ended December 31, 2002 through 2006, its consolidated financial statements for each of the quarters in the year ended December 31, 2005 and its consolidated financial statements for each of the quarters ended March 31, June 30 and September 30, 2006, and audit adjustments to the Company’s 2006 annual consolidated financial statements, affecting principally revenues, costs of goods sold, selling, general, and administrative expenses, accounts receivable, financing receivables, inventories, prepaid expenses, film assets, fixed assets, other assets, accounts payable, accrued liabilities and deferred revenue, and related disclosures including postretirement benefits.
6.	The Company did not maintain effective controls over the intraperiod allocation of the provision for income taxes in accordance with U.S. GAAP. Specifically, effective controls were not in place such that the tax provisions were appropriately allocated to continuing operations, discontinued operations, and accumulated other comprehensive income. This control deficiency resulted in an audit adjustment to the Company’s 2006 annual consolidated financial statements, affecting the provisions for income taxes, net earnings from discontinued operations, and accumulated other comprehensive income.

IMAX CORPORATION
Report of Independent Registered Public Accounting Firm
7.	The Company did not maintain adequate controls over the lines of communication between operational departments and the Finance Department related to revenue recognition for sales and lease transactions. Specifically, effective controls were not maintained to raise on a timely basis certain issues relating to observations of the installation process, any remaining installation or operating obligations, and concessions on contractual terms that may impact the accuracy and timing of revenue recognition. This control deficiency contributed to the restatement of the Company’s consolidated financial statements for the years ended December 31, 2002 through 2005, its consolidated financial statements for each of the quarters in the year ended December 31, 2005 and its consolidated financial statements for each of the quarters ended March 31, June 30 and September 30, 2006, and audit adjustments to the Company’s 2006 annual consolidated financial statements, affecting principally revenues, costs of goods sold, selling, general, and administrative expenses, financing receivables, inventories, prepaid expenses, fixed assets, other assets, accounts payable, accrued liabilities and deferred revenue, and related disclosures.

8.	The Company did not maintain adequate controls over the timely communication between departments of information relating to developing issues that may impact the Company’s financial reporting. Specifically, effective controls were not maintained over the status of a review of cap limits under the Company’s Stock Option Plan that affected the recording and related disclosure of stock-based compensation benefits. This control deficiency contributed to a restatement of the Company’s September 30, 2006 financial statements, affecting accrued liabilities, other equity and selling, general and administrative expenses, and related disclosures.
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
     Management and we previously concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2006 because of the material weaknesses described in items 1, 2, 3, 4, 6, 7 and 8 above. However, management has subsequently determined that the material weakness described in item 5 above also existed as of December 31, 2006. Accordingly, Management’s Report on Internal Control over Financial Reporting and our opinion on the effectiveness of internal control over financial reporting have been restated to include this additional material weakness.
     We do not express an opinion or any form of assurance on management’s statements referring to the Company’s remediation plan or changes in internal control over financial reporting included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A.
/s/ PricewaterhouseCoopers LLP
Chartered Accountants, Licensed Public Accountants
Toronto, Ontario
July 20, 2007 (except for notes 4(b), 4(d), 4(e), 4(f), and 16(a) to (f) and the matter discussed in note 6 to Management’s Annual Report on Internal Control over Financial Reporting which are dated November 5, 2007)

IMAX CORPORATION
CONSOLIDATED BALANCE SHEETS
In accordance with United States Generally Accepted Accounting Principles
(In thousands of U.S. dollars)

	As at December 31,
	2006	2005
	As restated	As restated
	(note 4)	(note 4)
Assets
Cash and cash equivalents	$25,123	$24,324
Short-term investments	2,115	8,171
Accounts receivable, net of allowance for doubtful accounts of $3,253 (2005 - $2,473)	26,017	20,116
Financing receivables (note 5)	65,878	62,837
Inventories (note 6)	26,913	28,967
Prepaid expenses	3,432	3,632
Film assets (note 7)	1,235	1,708
Property, plant and equipment (note 8)	24,639	27,660
Other assets (note 9)	10,365	14,134
Deferred income taxes (note 10)	—	6,171
Goodwill	39,027	39,027
Other intangible assets (note 11)	2,547	2,701

Total assets	$227,291	$239,448

Liabilities
Accounts payable	$11,426	$7,471
Accrued liabilities (notes 7, 15(c), 16(h), 17(c), 24 and 27)	58,294	59,124
Deferred revenue	55,803	58,907
Senior Notes due 2010 (note 12)	160,000	160,000

Total liabilities	285,523	285,502

Commitments, contingencies and guarantees (notes 15 and 16)

Shareholders’ deficit
Capital stock (note 17) Common shares – no par value. Authorized – unlimited number. Issued and outstanding – 40,285,574 (2005 – 40,213,542)	122,024	121,736
Other equity	2,937	1,864
Deficit	(184,375)	(167,526)
Accumulated other comprehensive income (loss)	1,182	(2,128)

Total shareholders’ deficit	(58,232)	(46,054)

Total liabilities and shareholders’ deficit	$227,291	$239,448

(the accompanying notes are an integral part of these consolidated financial statements)

IMAX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
In accordance with United States Generally Accepted Accounting Principles
(In thousands of U.S. dollars, except per share amounts)

	Years ended December 31,
	2006	2005	2004
	As restated	As restated	As restated
	(note 4)	(note 4)	(note 4)
Revenues
Equipment and product sales	$49,322	$50,547	$43,869
Services	68,966	58,300	59,684
Rentals	5,622	7,631	6,581
Finance income	5,242	4,605	4,028
Other revenues	300	14,318	18,393

	129,452	135,401	132,555
Costs of goods sold, services and rentals
Equipment and product sales	26,008	25,216	19,354
Services	49,035	44,151	45,562
Rentals	1,859	2,507	3,230
Other costs of goods sold	—	142	469

	76,902	72,016	68,615

Gross margin	52,550	63,385	63,940

Selling, general and administrative expenses (note 18(b))	42,527	37,470	36,402
Research and development	3,615	3,224	4,034
Amortization of intangibles	602	911	719
Receivable provisions net of (recoveries) (note 19)	1,066	(1,009)	(1,488)
Asset impairments (note 20)	1,073	13	848

Earnings from operations	3,667	22,776	23,425

Interest income	1,036	1,004	756
Interest expense	(16,759)	(16,875)	(17,071)
Loss on retirement of notes (note 13)	—	—	(784)
Recovery of long-term investments (note 18(c))	—	—	293

Earnings (loss) from continuing operations before income taxes	(12,056)	6,905	6,619
Recovery of (provision for) income taxes (note 10)	(6,218)	(1,130)	69

Net earnings (loss) from continuing operations	(18,274)	5,775	6,688
Net earnings from discontinued operations (note 26)	1,425	1,979	800

Net earnings (loss)	$(16,849)	$7,754	$7,488

Earnings (loss) per share (note 17):
Earnings (loss) per share – basic:
Net earnings (loss) from continuing operations	$(0.46)	$0.15	$0.17
Net earnings from discontinued operations	$0.04	$0.05	$0.02

Net (loss) earnings	$(0.42)	$0.20	$0.19

Earnings (loss) per share – diluted:
Net earnings (loss) from continuing operations	$(0.46)	$0.14	$0.16
Net earnings from discontinued operations	$0.04	$0.05	$0.02

Net earnings (loss)	$(0.42)	$0.19	$0.18

(the accompanying notes are an integral part of these consolidated financial statements)

IMAX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
In accordance with United States Generally Accepted Accounting Principles
(In thousands of U.S. dollars)

	Years ended December 31,
	2006	2005	2004
	As restated	As restated	As restated
	(note 4)	(note 4)	(note 4)
Cash provided by (used in):

Operating Activities
Net earnings (loss)	$(16,849)	$7,754	$7,488
Net earnings from discontinued operations	(1,425)	(1,979)	(800)
Items not involving cash:
Depreciation and amortization (notes 21 and 22)	16,872	15,676	15,107
Write-downs (recoveries) (notes 21 and 22)	3,461	(996)	(928)
Change in deferred income taxes	5,918	—	(1,143)
Loss on retirement of notes	—	—	784
Stock and other non-cash compensation	2,885	4,108	3,598
Non-cash foreign exchange (gain) loss	(150)	286	(573)
Interest on short-term investments	(340)	(353)	—
Premium on repayment of notes	—	—	(576)
Investment in film assets	(9,884)	(7,665)	(4,876)
Changes in restricted cash	—	—	4,961
Changes in other non-cash operating assets and liabilities (note 21)	(6,325)	(15,044)	(11,632)
Net cash used in operating activities from discontinued operations	(100)	—	—

Net cash (used in) provided by operating activities	(5,937)	1,787	11,410

Investing Activities
Purchases of short-term investments	(20,897)	(31,276)	—
Proceeds from maturities of short-term investments	27,293	23,458	—
Purchase of property, plant and equipment	(1,985)	(1,597)	(320)
Acquisition of other assets	(940)	(750)	(1,043)
Acquisition of other intangible assets	(448)	(552)	(391)
Recovery on long-term investments	—	—	393
Net cash provided by investing activities from discontinued operations	3,493	786	800

Net cash provided by (used in) investing activities	6,516	(9,931)	(561)

Financing Activities
Repayment of Old Senior Notes due 2005	—	—	(29,234)
Financing costs related to Senior Notes due 2010	—	—	(535)
Common shares issued	286	3,633	558

Net cash provided by (used in) financing activities	286	3,633	(29,211)

Effects of exchange rate changes on cash	(66)	(129)	44

Increase (decrease) in cash and cash equivalents, during the year	799	(4,640)	(18,318)

Cash and cash equivalents, beginning of year	24,324	28,964	47,282

Cash and cash equivalents, end of year	$25,123	$24,324	$28,964

(the accompanying notes are an integral part of these consolidated financial statements)

IMAX CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
In accordance with United States Generally Accepted Accounting Principles
(In thousands of U.S. dollars)

	Number of				Accumulated
	common				other
	shares			Retained	comprehensive	Total
	issued and	Capital	Other	earnings	income	shareholders'	Comprehensive
	outstanding	stock	equity	(deficit)	(loss)(1)	equity (deficit)	income (loss)
				As restated		As restated	As restated
				(note 4)		(note 4)
Balance at December 31, 2003	39,301,758	$115,660	$3,276	$(182,768)	$645	$(63,187)
Issuance of common shares	145,206	558	—	—	—	558	—
Net income	—	—	—	7,488	—	7,488	7,488
Adjustment to paid-in-capital for non-employee stock options and warrants granted (note 17(c))	—	—	182	—	—	182	—
Adjustment for exercise of non-employee stock options	—	119	(119)	—	—	—	—
Change in minimum pension liability (net of income tax recovery of $nil)	—	—	—	—	(1,584)	(1,584)	(1,584)

							$5,904

Balance at December 31, 2004	39,446,964	$116,337	$3,339	$(175,280)	$(939)	$(56,543)
Issuance of common shares	766,578	3,633	—	—	—	3,633	—
Net income	—	—	—	7,754	—	7,754	7,754
Adjustment to paid-in-capital for non-employee stock options granted (note 17(c))	—	—	291	—	—	291	—
Adjustment for exercise of non-employee stock options and warrants	—	1,766	(1,766)	—	—	—	—
Change in minimum pension liability (net of income tax recovery of $nil)	—	—	—	—	(1,189)	(1,189)	(1,189)

							$6,565

Balance at December 31, 2005	40,213,542	$121,736	$1,864	$(167,526)	$(2,128)	$(46,054)
Issuance of common shares	72,032	286	—	—	—	286	—
Net loss	—	—	—	(16,849)	—	(16,849)	(16,849)
Adjustment to paid-in-capital for non-employee stock options granted (note 17(c))	—	—	283	—	—	283	—
Adjustment for exercise of employee stock options	—	2	(2)	—	—	—	—
Adjustment for employee stock option expense	—	—	792	—	—	792	—
Adjustment for adoption of SFAS 158 (note 3) (net of income tax provision of $253)	—	—	—	—	537	537	—
Change in minimum pension liability (net of income tax provision of $nil)	—	—	—	—	2,773	2,773	2,773

							$(14,076)

Balance at December 31, 2006	40,285,574	$122,024	$2,937	$(184,375)	$1,182	$(58,232)

(1)	Components of accumulated other comprehensive income (loss) consist of:

	As at December 31,
	2006	2005
Additional minimum pension liability	$—	$(2,773)
Unrecognized prior service credits (net of income tax provision of $544)	1,155	—
Unrecognized actuarial gain (loss) on defined benefit plan (net of income tax recovery of $291)	(618)	—
Foreign currency translation adjustments	645	645

Accumulated other comprehensive income (loss)	$1,182	$(2,128)

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

The Company has evaluated its various variable interests to determine whether they are VIEs in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). The Company has five film production companies that are VIEs. As the Company is exposed to the majority of the expected losses for one of the film production companies, the Company has determined that it is the primary beneficiary of this entity. The Company continues to consolidate this entity, with no material impact on the operating results or financial condition of the Company, as this production company has total assets and total liabilities of $nil as at December 31, 2006 (December 31, 2005 — $nil). For the other four film production companies which are VIEs, the Company did not consolidate these film entities since it does not bear the majority of the expected losses or expected residual returns. The Company equity accounts for these entities. As of December 31, 2006, these four VIEs have total assets of $0.4 million (December 31, 2005 — $0.3 million) and total liabilities of $0.4 million (December 31, 2005 — $0.3 million). Earnings or (losses) of the investees included in the company’s net earnings or loss amounted to $nil for the years ended December 31, 2006, 2005, 2004, respectively. The carrying value of these investments in VIEs that are not consolidated is $nil at

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

Finished goods inventories can contain theater systems for which title has passed to the Company’s customer as the theater system has been delivered to the customer, however, the revenue recognition criteria as discussed in note 2(n) have not been met. The cost related to these theater systems are relieved from inventory when the revenue is recognized on the sale or sales-type lease arrangements. At December 31, 2006, finished goods inventory for which title had passed to the customer amounted to $0.4 million (2005 — $1.0 million).

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

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
2.	Summary of Significant Accounting Policies (cont’d)

(k)	Other Intangible Assets (cont’d)

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

Deferred revenue represents cash received prior to revenue recognition criteria being met for theater system sales or leases, film contracts, maintenance and extended warranty services, film related services and film distribution.

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

Theater Systems

The Company has identified the projection system, sound system, and screen system and, if applicable, the 3D glasses cleaning machine, theater design support, supervision of installation, projectionist training and the use of the IMAX brand to be a single deliverable and a single unit of accounting (the “System Deliverable”). When an arrangement does not include all the elements of a System Deliverable, the elements of the System Deliverable included in the arrangement are considered by the Company to be a single deliverable and a single unit of accounting. The Company is not responsible for the physical installation of the equipment in the customer’s facility; however, the Company supervises the installation by the customer. The customer has the right to use the IMAX brand from the date the Company and the customer enter into an arrangement.

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
2.	Summary of Significant Accounting Policies (cont’d)

(n)	Revenue Recognition (cont’d)

Theater Systems (cont’d)

The Company’s System Deliverable arrangements involve either a lease or a sale of the theater system. The consideration in the Company’s arrangements consist of upfront or initial payments made before and after the final installation of the theater system equipment and ongoing payments throughout the term of the lease or over a period of time, as specified in the arrangement. The ongoing payments provide for a fee which is the greater of a fixed amount or a certain percentage of the theater box-office. The amounts over the fixed minimum amounts are considered contingent payments. The Company’s arrangements are non-cancellable, unless the Company fails to perform its obligations. In the absence of a material default by the Company, there is no right to any remedy for the customer under the Company’s arrangements. If a material default by the Company exists, the customer has the right to terminate the arrangement and seek a refund only if the customer provides notice to the Company of a material default and only if the Company does not cure the default within a specified period.

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

Lease Arrangements (cont’d)

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

Joint Revenue Sharing Arrangements

For joint revenue sharing arrangements, where the Company receives a portion of a theater’s box-office and concession revenue in exchange for placing a theater system at the theater operator’s venue, revenue is recognized when reported by the theater operator, provided that collection is reasonably assured. Revenue recognized related to these arrangements for the years ended 2006, 2005 and 2004 included in rental revenue was $1.1 million, $0.7 million and $nil, respectively.

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

Terminations and Consensual Buyout

The Company enters into theater system arrangements with customers that contain customer payment obligations prior to the scheduled installation of the theater system. During the period of time between signing and the installation of the theater system, which may extend several years, certain customers may be unable to, or elect not to, proceed with the theater system installation for a number of reasons including business considerations, or the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the arrangement may be terminated under the default provisions of the arrangement or by mutual agreement between the Company and the customer (a “consensual buyout”). Terminations by default are situations when a customer does not meet the payment obligations under an arrangement and the Company retains the amounts paid by the customer which are recorded in Other revenues. Under a consensual buyout, the Company and the customer agree, in writing, to a settlement and to release each other of any further obligations under the arrangement or an arbitrated settlement is reached. Any initial payments retained or additional payment received by the Company are recognized as revenue when the settlement arrangements are executed and the cash is received, respectively. These termination and consensual buyout amounts are recognized in Other revenues.

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

The Company may offer certain incentives to customers to complete theater system transactions including payment concessions or free services and products such as film licenses or 3D glasses. The payment concessions do not affect the classification of leases. Reductions in and deferral of payments are taken into account in determining the sales price either by a direct reduction in the sales price or a reduction of unearned income in accordance with SFAS 13 or Accounting Principle Board Opinion No. 21, “Interest on Receivables and Payables” (“APB 21”). Free products and services are accounted for as separate units of accounting.

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

Theater Operations Revenue

The Company recognizes revenue from its owned and operated theaters resulting from box-office ticket and concession sales as tickets are sold, films are shown and upon the sale of various concessions. The sales are cash or credit card transactions with theatergoers based on fixed prices per seat or per concession item.

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

Adoption of FAS 123R for Employee Awards (cont’d)

Prior to January 1, 2006, the Company followed the intrinsic value method of accounting for employee stock options as prescribed by APB 25 (see note 17(c)). If the fair value methodology prescribed by SFAS 123 had been adopted by the Company, pro forma results for the years ended December 31, would have been as follows:

	2005	2004
	As restated	As restated
Net earnings	$7,754	$7,488
Stock-based compensation expense, if the methodology prescribed by SFAS 123 had been adopted	(2,899)	(7,268)

Adjusted net earnings	$4,855	$220

Earnings (loss) per share – basic:
Net earnings	$0.19	$0.19
SFAS 123 stock-based compensation expense	$(0.07)	$(0.18)

Adjusted net earnings	$0.12	$0.01

Earnings (loss) per share – diluted:
Net earnings	$0.18	$0.19
SFAS 123 stock-based compensation expense	$(0.07)	$(0.18)

Adjusted net earnings	$0.11	$0.01

Stock Option Plans
The weighted average fair value of all common share options, excluding those in excess of cap limits discussed below, granted to employees in 2006 at the date of grant was $3.70 per share (2005 - $3.59 per share, 2004 — $2.12 per share). The Company utilizes a Binomial Model to determine the fair value of common share options at the grant date. For the years ended December 31, the following assumptions were used:

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

The weighted average fair value of the common share options granted in excess of the caps in 2006 at the time of grant was $3.74 per share (2005 — $3.73 per share).

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
4.	Restatement of Previously Issued Financial Statements

As a result of certain transactions occurring during the 2007 fiscal year, the Company identified certain errors related to operating leases for its facilities and sponsorship revenues associated with its owned and operated theaters. In addition, the Company identified an error relating to revenue recognition, resulting from the Company’s review of one theater system arrangement which occurred in 2002, in response to comments received from the Staff of the SEC. As a result, the previously issued consolidated financial statements as at December 31, 2006 and 2005 and for the three years ended December 31, 2006, have been restated (the “Second Restatement”). The previously issued consolidated financial statements included in the 2006 Annual Report on Form 10-K, previously filed on July 20, 2007 (the “Original 2006 Form 10-K”), had included restatements related to the consolidated financial statements as at December 31, 2005 and for the two years ended December 31, 2005 (the “First Restatement”).

(a)	First Restatement

The Company identified certain errors related to: (a) revenue recognition resulting from the Company’s review of its theater system arrangements over the past 5 years in response to comments received from the staff of both the SEC and Ontario Securities Commission (“OSC”) which indicated insufficient analysis of various sales and lease transactions and the accounting effect of certain contractual provisions within them; and misallocations of consideration to elements within certain multiple element arrangements; (b) capitalization of costs into inventory and film assets and amortization of film assets in accordance with SOP 00-2; (c) income tax liabilities resulting from failure to make certain tax elections on a timely basis and (d) certain other items described under Other Adjustments in this note. In addition, in the preparation of the consolidated financial statements, the Company recorded other adjustments related to prior periods’ unadjusted differences that had been deemed not to be material and adjustments related to prior periods recorded through 2004 opening retained earnings. The consolidated financial statements for the prior periods presented were restated to reflect these error corrections under U.S. GAAP. A summary description of the more significant items resulting in the restatement are as follows:
i.	The Company’s revenue recognition policy was revised to recognize revenue only when all of the following conditions have been met: (i) the projector, sound system and screen system have been installed and are in full working condition, (ii) the 3D glasses cleaning machine, if applicable, has been delivered, (iii) projectionist training has been completed and (iv) the earlier of (a) receipt of written customer acceptance certifying the completion of installation and run-in testing of the equipment and the completion of projection training or (b) public opening of the theater. These revisions impact the timing of when the Company recognizes revenue from theater system sales and leases and resulted in revenue related to 14 transactions being moved to later years (revenue and net earnings impact of $27.1 million and $14.0 million, respectively). As a consequence, revenue and net earnings of $5.1 million and $3.0 million, respectively, related to three transactions has been deferred to be recognized in years subsequent to 2006. The most significant impact was in 2005, where revenue for 10 installations was moved to later years (revenue and net earnings impact of $17.5 million and $9.7 million, respectively). Eight installations were moved to 2006 (with a revenue and net earnings impact of $14.1 million and $7.5 million, respectively) and two installations (with a revenue and net earnings impact of $3.4 million and $2.2 million, respectively) were moved to 2007.

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

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
4.	Restatement of Previously Issued Financial Statements (cont’d)

(b)	Second Restatement

In October 2007, the Company announced that, after a review of its real estate leases, it had identified certain errors related to its accounting practices as they relate to such leases for certain of the Company’s owned and operated theaters and office facilities. The Company conducted this review after performing an analysis of a rent-abatement agreement initiated in connection with the higher level of Finance Department oversight and awareness contemplated by the Company’s ongoing remediation plan (see Item 9A). The review focused on the Company’s historical accounting practice for recording the impact of rent holidays, abatements, escalation clauses and landlord construction allowances. The Company also reviewed its accounting for theater sponsorship revenue at its owned and operated theaters. As a result of this review, the Company concluded that certain of its prior practices were not in accordance with U.S. GAAP and the Company has restated its Consolidated Financial Statements for the years ended December 31, 2002, 2003, 2004, 2005 and 2006. The overall net impact of these restatement errors was an increase in the loss by less than $0.1 million in 2006, a decrease in net earnings for 2005 of $0.2 million and a decrease in net earnings for 2004 of $0.3 million. In addition, the net impact of the restatement for periods prior to 2004 was a net increase in shareholders’ deficit of $5.1 million as at December 31, 2003.

Furthermore, the Company identified an error relating to the classification of a theater system arrangement. The arrangement was originally treated as a sale with contingent minimums however, after further review of significant terms in the agreement it was determined that the arrangement should have been treated as an operating lease. The net impact of this restatement is a decrease in net loss of $0.1 million for 2006, an increase in net earnings for 2005 and 2004 of $0.1 million, respectively, and an increase in shareholders’ deficit of $0.7 million as at December 31, 2003.

(c)	Impact of First Restatement

The sections which follow present additional detail with regard to the First Restatement and the impact on results of operations for the years ended 2005 and 2004. This information is as reported in the previously issued consolidated financial statements included in the Original 2006 Form 10-K filed on July 20, 2007.

Revenue Recognition — Theater Systems

As described in notes 1 and 2 (n) of these audited consolidated financial statements, the Company’s revenue arrangements include multiple elements. In prior years, the Company considered each component of its theater systems to be a separate element. As a result, revenue was recognized when certain components were installed. As part of the review of its revenue recognition policy, the Company concluded its policy for revenue recognition on theater systems should be revised to treat all components of the theater system (including the projector, sound system, and screen system and, if applicable, 3D glasses cleaning machine), theater design support, supervision of installation, projectionist training and the use of that IMAX brand as a single deliverable and as a single unit of accounting, the System Deliverable. In addition, the Company revised its policy to recognize revenue only when all of the following conditions have been met: (i) the projector, sound system and screen system have been installed and are in full working condition, (ii) the 3D glasses cleaning machine, if applicable, has been delivered, (iii) projectionist training has been completed and (iv) the earlier of (a) receipt of written customer acceptance certifying the completion of installation and run-in testing of the equipment and the completion of the projection training or (b) public opening of the theater. In conjunction with these changes, the Company undertook an extensive review of all of its revenue arrangements for theater systems for the period from 2002 to 2006. Two transactions which were originally recorded in 2004 (revenue and net earnings impact of $3.0 million and $1.6 million, respectively) were moved to 2005 and 2006. Eight transactions which were originally recorded in 2005 (revenue and net earnings impact of $14.1 million and $7.5 million, respectively) were moved to 2006 and two transactions which were originally recorded in 2005 were moved to 2007 (revenue and net earnings impact of $3.4 million and $2.2 million, respectively). In addition, one transaction recorded in 2002 was moved to 2005 (revenue and net earnings impact of $4.9 million and $2.1 million, respectively) and one transaction recorded in 2006 was moved to 2007 (revenue and net earnings impact of $1.7 million and $0.6 million, respectively).

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
4.	Restatement of Previously Issued Financial Statements (cont’d)

(c)	Impact of First Restatement (cont’d)

Revenue Recognition — Other

As a result of the review of the revenue arrangements, the Company identified additional errors including the following:
▪	Based on an analysis of fair values of the elements within its arrangements, the Company determined that the allocations of consideration received and receivable to elements of multiple element arrangements were not updated to reflect the current fair values of particular elements, in particular, the fair values of maintenance and extended warranty services in the periods affected were not updated in accordance with the accounting guidance in EITF 00-21 and other applicable standards. This affected allocations of consideration in various arrangements to the System Deliverable, maintenance and extended warranty services, 3D glasses and film license credits. In addition, in certain arrangements, settlement income was adjusted to reflect the residual amount based on other elements being reflected at their fair values.

▪	The existence of certain non-standard contractual provisions resulted in: the reclassification of certain sales arrangements to sales-type lease transactions, for accounting purposes when the customer was not granted title to the system until all payments were made and certain sales-type leases to operating leases given substantially all of the benefits and risks of ownership had not passed to the customer; and the timing of recognition of the minimum annual payments under certain arrangements.

▪	Settlement revenue was recognized on a MPX upgrade which was conditional upon the Company meeting certain conditions which were ultimately not met during the year. The Company has deferred the amount of settlement revenue awaiting installation of an alternate theater system configuration.

▪	Finance income continued to be recognized when the related financing receivables were impaired. The Company has revised its procedures and discontinued the recognition of finance income until the impairment issues were resolved.
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

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
4.	Restatement of Previously Issued Financial Statements (cont’d)

(c)	Impact of First Restatement (cont’d)

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

As part of its restatement, the Company adjusted for all unadjusted differences that were deemed to be not material when the prior periods’ financial statements were issued by the Company. The following paragraphs summarize these adjustments.

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

In 2003, the Company incorrectly valued its stock options, resulting in an increase in net earnings. As a result, shareholders’ deficit was decreased by $0.2 million as of December 31, 2004.

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
4.	Restatement of Previously Issued Financial Statements (cont’d)

(c)	Impact of First Restatement (cont’d)

The impact of the First Restatement to periods prior to 2004 was a net increase in deficit of $5.7 million. The following tables present the impact of the First Restatement adjustments on the Company’s previously issued consolidated balance sheet and consolidated statements of operations, presented as comparative to the 2006 consolidated financial statements.

The following table presents the impact of the First Restatement on the Company’s previously issued consolidated balance sheet as of December 31, 2005:

		Revenue				Branch		As
	As	Recognition-	Revenue			Level		Restated
	Previously	Theater	Recognition-	Inventory	Film	Interest	Other	per 2006
	Reported(1)	Systems	Other	Costs	Accounting	Taxes	Adjustments	Form 10-K
Assets
Cash and cash equivalents	$24,324	$—	$—	$—	$—	$—	$—	$24,324
Short-term investments	8,171	—	—	—	—	—	—	8,171
Accounts receivable	22,020	—	(1,893)	—	(11)	—	—	20,116
Financing receivables	67,151	(6,324)	2,010	—	—	—	—	62,837
Inventories	23,673	6,404	(341)	(769)	—	—	—	28,967
Prepaid expenses	3,825	2	—	—	(185)	—	(10)	3,632
Film assets	3,329	—	—	—	(1,621)	—	—	1,708
Property, plant and equipment	26,780	—	583	—	—	—	—	27,363
Other assets	13,359	775	—	—	—	—	—	14,134
Deferred income taxes	6,171	—	—	—	—	—	—	6,171
Goodwill	39,027	—	—	—	—	—	—	39,027
Other intangible assets	2,701	—	—	—	—	—	—	2,701

Total assets	$240,531	$857	$359	$(769)	$(1,817)	$—	$(10)	$239,151

Liabilities
Accounts payable	$6,935	$—	$—	$—	$536	$—	$—	$7,471
Accrued liabilities	52,242	(1,516)	171	2	(320)	809	367	51,755
Deferred revenue	44,397	12,840	2,183	—	420	—	—	59,840
Senior Notes due 2010	160,000	—	—	—	—	—	—	160,000

Total liabilities	263,574	11,324	2,354	2	636	809	367	279,066

Shareholders’ equity (deficit)
Capital stock	121,674	—	—	—	—	—	62	121,736
Other equity	1,758	—	—	—	—	—	106	1,864
Deficit	(144,347)	(10,467)	(1,995)	(771)	(2,453)	(809)	(545)	(161,387)
Accumulated other comprehensive income (loss)	(2,128)	—	—	—	—	—	—	(2,128)

Total shareholders’ deficit	(23,043)	(10,467)	(1,995)	(771)	(2,453)	(809)	(377)	(39,915)

Total liabilities and shareholders’ equity (deficit)	$240,531	$857	$359	$(769)	$(1,817)	$—	$(10)	$239,151

(1)	Certain previously reported figures have been reclassified. Specifically, commissions and other deferred selling costs in the amount of $2,516 have been reclassified from Inventories to Other Assets and accrued liabilities and uncollected lease payments and finance receivable installments and related provisions have been reclassified from Accounts receivable to Financing receivables.

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
4.	Restatement of Previously Issued Financial Statements (cont’d)

(c)	Impact of First Restatement (cont’d)

The following table presents the impact of the First Restatement on the Company’s previously issued consolidated statement of operations for the year ended December 31, 2005:

		Revenue				Branch		As
	As	Recognition-	Revenue			Level		Restated
	Previously	Theater	Recognition-	Inventory	Film	Interest	Other	Per 2006
	Reported(1)	Systems	Other	Costs	Accounting	Taxes	Adjustments	Form 10-K
Revenues
Equipment and product sales	$61,077	$(11,099)	$750	$—	$—	$—	$—	$50,728
Services	58,084	(14)	832	—	(547)	—	—	58,355
Rentals	6,819	—	497	—	—	—	—	7,316
Finance income	4,632	(115)	88	—	—	—	—	4,605
Other revenues	14,318	—	—	—	—	—	—	14,318

	144,930	(11,228)	2,167	—	(547)	—	—	135,322
Costs of goods sold, services and rentals
Equipment and product sales	28,977	(4,261)	996	(506)	—	—	10	25,216
Services	41,656	3	27	—	2,212	—	71	43,969
Rentals	2,216	—	244	—	—	—	—	2,460
Other costs of goods sold	143	—	(1)	—	—	—	—	142

	72,992	(4,258)	1,266	(506)	2,212	—	81	71,787

Gross margin	71,938	(6,970)	901	506	(2,759)	—	(81)	63,535

Selling, general and administrative expenses	37,287	22	—	211	—	—	32	37,552
Research and development	3,264	(40)	—	—	—	—	—	3,224
Amortization of intangibles	911	—	—	—	—	—	—	911
Receivable provisions net of (recoveries)	(859)	(150)	—	—	—	—	—	(1,009)
Asset impairments	13	—	—	—	—	—	—	13

Earnings from operations	31,322	(6,802)	901	295	(2,759)	—	(113)	22,844

Interest income	1,004	—	—	—	—	—	—	1,004
Interest expense	(16,773)	—	—	—	—	(102)	—	(16,875)

Earnings (loss) from continuing operations before income taxes	15,553	(6,802)	901	295	(2,759)	(102)	(113)	6,973
Recovery of (provision for) income taxes	(934)	—	—	—	—	(196)	—	(1,130)

Net earnings (loss) from continuing operations	14,619	(6,802)	901	295	(2,759)	(298)	(113)	5,843
Net earnings from discontinued operations	1,979	—	—	—	—	—	—	1,979

Net earnings (loss)	$16,598	$(6,802)	$901	$295	$(2,759)	$(298)	$(113)	$7,822

Earnings (loss) per share
Earnings (loss) per share – basic:
Net earnings (loss) from continuing operations	$0.37	$(0.17)	$0.02	$0.01	$(0.07)	$(0.01)	$—	$0.15
Net earnings from discontinued operations	$0.05	$—	$—	$—	$—	$—	$—	$0.05

Net (loss) earnings	$0.42	$(0.17)	$0.02	$0.01	$(0.07)	$(0.01)	$—	$0.20

Earnings (loss) per share – diluted:
Net earnings (loss) from continuing operations	$0.35	$(0.16)	$0.02	$0.01	$(0.07)	$(0.01)	$	$0.14
Net earnings from discontinued operations	$0.05	$—	$—	$—	$—	$—	$—	$0.05

Net earnings (loss)	$0.40	$(0.16)	$0.02	$0.01	$(0.07)	$(0.01)	$—	$0.19

(1)	The Company has changed the presentation of revenues and cost of goods sold, services and rentals to conform to the presentation requirements specified in Regulation S-X of the Securities Exchange Act of 1934.

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
4.	Restatement of Previously Issued Financial Statements (cont’d)

(c)	Impact of First Restatement (cont’d)

The following table presents the impact of the First Restatement on the Company’s previously issued consolidated statement of operations for the year ended December 31, 2004:

		Revenue				Branch		As
	As	Recognition-	Revenue			Level		Restated
	Previously	Theater	Recognition-	Inventory	Film	Interest	Other	Per 2006
	Reported(1)	Systems	Other	Costs	Accounting	Taxes	Adjustments	Form 10-K
Revenues
Equipment and product sales	$48,107	$(2,898)	$(917)	$—	$—	$—	$(233)	$44,059
Services	59,175	(34)	624	—	(161)	—	—	59,604
Rentals	5,585	—	672	—	—	—	—	6,257
Finance income	3,991	(61)	98	—	—	—	—	4,028
Other revenues	19,122	—	(729)	—	—	—	—	18,393

	135,980	(2,993)	(252)	—	(161)	—	(233)	132,341
Costs of goods sold, services and rentals
Equipment and product sales	20,870	(1,501)	29	(2)	—	—	(42)	19,354
Services	45,501	1	(9)	—	(479)	—	210	45,224
Rentals	3,222	—	284	—	—	—	(323)	3,183
Other costs of goods sold	469	—	—	—	—	—	—	469

	70,062	(1,500)	304	(2)	(479)	—	(155)	68,230

Gross margin	65,918	(1,493)	(556)	2	318	—	(78)	64,111

Selling, general and administrative expenses	36,066	31	—	229	—	—	31	36,357
Research and development	3,995	39	—	—	—	—	—	4,034
Amortization of intangibles	719	—	—	—	—	—	—	719
Receivable provisions net of (recoveries)	(1,487)	(1)	—	—	—	—	—	(1,488)
Asset impairments	848	—	—	—	—	—	—	848

Earnings from operations	25,777	(1,562)	(556)	(227)	318	—	(109)	23,641

Interest income	756	—	—	—	—	—	—	756
Interest expense	(16,853)	—	—	—	—	(90)	(128)	(17,071)
Loss on retirement of notes	(784)	—	—	—	—	—	—	(784)
Recovery of long-term investments	293	—	—	—	—	—	—	293

Earnings (loss) from continuing operations before income taxes	9,189	(1,562)	(556)	(227)	318	(90)	(237)	6,835
Recovery of (provision for) income taxes	255	—	—	—	—	(186)	—	69

Net earnings (loss) from continuing operations	9,444	(1,562)	(556)	(227)	318	(276)	(237)	6,904
Net earnings from discontinued operations	800	—	—	—	—	—	—	800

Net earnings (loss)	$10,244	$(1,562)	$(556)	$(227)	$318	$(276)	$(237)	$7,704

Earnings (loss) per share
Earnings (loss) per share – basic:
Net earnings (loss) from continuing operations	$0.24	$(0.04)	$(0.01)	$—	$0.01	$(0.01)	$(0.01)	$0.18
Net earnings from discontinued operations	$0.02	$—	$—	$—	$—	$—	$—	$0.02

Net (loss) earnings	$0.26	$(0.04)	$(0.01)	$—	$0.01	$(0.01)	$(0.01)	$0.20

Earnings (loss) per share – diluted:
Net earnings (loss) from continuing operations	$0.24	$(0.04)	$(0.01)	$—	$0.01	$(0.01)	$(0.02)	$0.17
Net earnings from discontinued operations	$0.02	$—	$—	$—	$—	$—	$—	$0.02

Net earnings (loss)	$0.26	$(0.04)	$(0.01)	$—	$0.01	$(0.01)	$(0.02)	$0.19

(1)	The Company has changed the presentation of revenues and cost of goods sold, services and rentals to conform to the presentation requirements specified in Regulation S-X of the Securities Exchange Act of 1934.

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
4.	Restatement of Previously Issued Financial Statements (cont’d)

d)	Impact of Second Restatement

The sections which follow present additional detail with regard to the Second Restatement and the impact on results of operations for the years ended 2006, 2005 and 2004.

Operating Leases

FASB Statement No. 13, “Accounting for Leases” (“SFAS 13”), and related interpretations require that rent expense related to operating leases to be recognized on a straight-line basis over the term of the lease commencing when a lessee takes possession of or controls the use of the space. In addition, FASB Technical Bulletin 88-1, “Issues Related to Accounting for Leases”, requires lease incentives, such as landlord construction allowances received to defray construction costs incurred by the Company, be reflected as a deferred lease incentive, amortized over the lease term as a reduction to rent expense. Previously, the Company had recognized certain rent reductions and escalation clauses based on cash payments beginning from the date of occupancy or lease commencement date, which had the effect of excluding any rent expense during the build-out period. In addition, in certain cases, the Company had not recorded landlord construction allowances as a deferred lease incentive. The Company has restated the current and prior years’ consolidated financial statements to recognize net rent expense on a straight-line basis over the period from the date the Company obtains possession and control of the property to the end of the lease term. Net rent expense includes payments as required under the lease adjusted for rent holidays, abatements, escalation clauses and construction allowances. In addition, the Company adjusted depreciation and impairment charges to reflect the full cost of the leaseholds acquired. The net impact of these restatement errors on net earnings was an increase in net loss of $0.1 million in 2006, a decrease in net earnings of $0.1 million in 2005 and a decrease in net earnings of $0.4 million in 2004. In addition, the impact of the restatement for periods prior to 2004 was a net increase in the deficit of $5.0 million as at December 31, 2003.

Sponsorship Revenue

The Company also determined the accounting for theater sponsorship revenue should have been recognized on a straight–line basis over the contractual period of the sponsorship. Previously, the Company recorded these revenues based on cash collections. The net impact of these restatement errors was a decrease in net loss of less than $0.1 million in 2006, a decrease in net earnings of $0.1 million in 2005 and an increase in net earnings of $0.1 million in 2004. In addition, the net impact of the restatement for periods prior to 2004 was a net increase in shareholders’ deficit of $0.1 as at December 31, 2003.

Revenue Recognition

The Company also determined that one theater system revenue transaction had been classified as a sale with contingent minimums, which should have been classified as an operating lease. The Company reached this conclusion after consideration of EITF 95-1, “Revenue Recognition on Sales with Guaranteed Minimum Resale Value,” and SFAS 13, since the arrangement contained an option, exercisable by the customer, requiring the Company to repurchase the theater system equipment for a fixed amount under certain conditions. The net impact of this restatement was a decrease in net loss of $0.1 million for 2006, an increase in net earnings for 2005 and 2004 of $0.1 million, respectively, and an increase in shareholders’ deficit of $0.7 million as at December 31, 2003.

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
4.	Restatement of Previously Issued Financial Statements (cont’d)

d)	Impact of Second Restatement (cont’d)

The impact of the Second Restatement to periods prior to 2004 was a net increase in shareholders’ deficit of $5.7 million in the aggregate. The following tables present the impact of the Second Restatement adjustments on the Company’s previously issued consolidated balance sheet, consolidated statements of operations and consolidated statements of cash flows presented as comparative to the 2006 consolidated financial statements.

The following table presents the impact of the Second Restatement on the Company’s previously issued consolidated balance sheet as of December 31, 2006:

	As
	Previously	Second Restatement			As Restated
	Reported	Real Estate			Per 2006
	Per 2006	Operating	Sponsorship	Revenue	Form 10-
	Form 10-K	Leases	Revenue	Recognition	K/A
Assets
Cash and cash equivalents	$25,123	$—	$—	$—	$25,123
Short-term investments	2,115	—	—	—	2,115
Accounts receivables	26,017	—	—	—	26,017
Financing receivables	65,878	—	—	—	65,878
Inventories	26,913	—	—	—	26,913
Prepaid expenses	3,432	—	—	—	3,432
Film assets	1,235	—	—	—	1,235
Property, plant and equipment	24,389	—	—	250	24,639
Other assets	10,365	—	—	—	10,365
Deferred income taxes	—	—	—	—	—
Goodwill	39,027	—	—	—	39,027
Other intangible assets	2,547	—	—	—	2,547

Total assets	$227,041	$—	$—	$250	$227,291

Liabilities
Accounts payable	$11,426	$—	$—	$—	$11,426
Accrued liabilities	51,052	7,242	—	—	58,294
Deferred revenue	56,694	(1,664)	56	717	55,803
Senior Notes due 2010	160,000	—	—	—	160,000

Total liabilities	279,172	5,578	56	717	285,523

Shareholders’ deficit
Capital stock	122,024	—	—	—	122,024
Other equity	2,937	—	—	—	2,937
Deficit	(178,274)	(5,578)	(56)	(467)	(184,375)
Accumulated other comprehensive income (loss)	1,182	—	—	—	1,182

Total shareholders’ deficit	(52,131)	(5,578)	(56)	(467)	(58,232)

Total liabilities and shareholders’ deficit	$227,041	$—	$—	$250	$227,291

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
4.	Restatement of Previously Issued Financial Statements (cont’d)

d)	Impact of Second Restatement (cont’d)

The following table presents the impact of the Second Restatement on the Company’s previously issued consolidated balance sheet as of December 31, 2005:

		Second Restatement
	As Restated	Real Estate			As Restated
	Per 2006	Operating	Sponsorship	Revenue	Per 2006
	Form 10-K(1)	Leases	Revenue	Recognition	Form 10-K/A
Assets
Cash and cash equivalents	$24,324	$—	$—	$—	$24,324
Short-term investments	8,171	—	—	—	8,171
Accounts receivable	20,116	—	—	—	20,116
Financing receivables	62,837	—	—	—	62,837
Inventories	28,967	—	—	—	28,967
Prepaid expenses	3,632	—	—	—	3,632
Film assets	1,708	—	—	—	1,708
Property, plant and equipment	27,363	—	—	297	27,660
Other assets	14,134	—	—	—	14,134
Deferred income taxes	6,171	—	—	—	6,171
Goodwill	39,027	—	—	—	39,027
Other intangible assets	2,701	—	—	—	2,701

Total assets	$239,151	$—	$—	$297	$239,448

Liabilities
Accounts payable	$7,471	$—	$—	$—	$7,471
Accrued liabilities	51,755	7,369	—	—	59,124
Deferred revenue	59,840	(1,888)	104	851	58,907
Senior Notes due 2010	160,000	—	—	—	160,000

Total liabilities	279,066	5,481	104	851	285,502

Shareholders’ equity (deficit)
Capital stock	121,736	—	—	—	121,736
Other equity	1,864	—	—	—	1,864
Deficit	(161,387)	(5,481)	(104)	(554)	(167,526)
Accumulated other comprehensive income (loss)	(2,128)	—	—	—	(2,128)

Total shareholders’ deficit	(39,915)	(5,481)	(104)	(554)	(46,054)

Total liabilities and shareholders’ equity (deficit)	$239,151	$—	$—	$297	$239,448

(1) Amounts correspond to those as disclosed in note 4(c).

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
4.	Restatement of Previously Issued Financial Statements (cont’d)

d)	Impact of Second Restatement (cont’d)

The following table presents the impact of the Second Restatement on the Company’s previously issued consolidated statement of operations for the year ended December 31, 2006:

	As Previously	Second Restatement
	Reported	Real Estate			As Restated
	Per 2006	Operating	Sponsorship	Revenue	Per 2006
	Form 10-K	Leases	Revenue	Recognition	Form 10-K/A
Revenues
Equipment and product sales	$49,466	$—	$—	$(144)	$49,322
Services	68,918	—	48	—	68,966
Rentals	5,344	—	—	278	5,622
Finance income	5,242	—	—	—	5,242
Other revenues	300	—	—	—	300

	129,270	—	48	134	129,452

Costs of goods sold, services and rentals
Equipment and product sales	26,008	—	—	—	26,008
Services	48,856	179	—	—	49,035
Rentals	1,812	—	—	47	1,859
Other costs of goods sold	—	—	—	—	—

	76,676	179	—	47	76,902

Gross margin	52,594	(179)	48	87	52,550

Selling, general and administrative expenses	42,609	(82)	—	—	42,527
Research and development	3,615	—	—	—	3,615
Amortization of intangibles	602	—	—	—	602
Receivable provisions net of (recoveries)	1,066	—	—	—	1,066
Asset impairments	1,073	—	—	—	1,073

Earnings (loss) from operations	3,629	(97)	48	87	3,667

Interest income	1,036	—	—	—	1,036
Interest expense	(16,759)	—	—	—	(16,759)
Loss on retirement of notes	—	—	—	—	—
Recovery of long-term investments	—	—	—	—	—

Earnings (loss) from continuing operations before income taxes	(12,094)	(97)	48	87	(12,056)

Provision for income taxes	(6,218)	—	—	—	(6,218)

Net earnings (loss) from continuing operations	(18,312)	(97)	48	87	(18,274)
Net earnings from discontinued operations	1,425	—	—	—	1,425

Net earnings (loss)	$(16,887)	$(97)	$48	$87	$(16,849)

Earnings (loss) per share
Earnings (loss) per share – basic:
Net earnings (loss) from continuing operations	$(0.46)	$—	$—	$—	$(0.46)
Net earnings from discontinued operations	$0.04	$—	$—	$—	$0.04

Net (loss) earnings	$(0.42)	$—	$—	$—	$(0.42)

Earnings (loss) per share – diluted:
Net earnings (loss) from continuing operations	$(0.46)	$—	$—	$—	$(0.46)
Net earnings from discontinued operations	$0.04	$—	$—	$—	$0.04

Net earnings (loss)	$(0.42)	$—	$—	$—	$(0.42)

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
4.	Restatement of Previously Issued Financial Statements (cont’d)

d)	Impact of Second Restatement (cont’d)

The following table presents the impact of the Second Restatement on the Company’s previously issued consolidated statement of operations for the year ended December 31, 2005:

		Second Restatement
	As Restated	Real Estate			As Restated
	Per 2006	Operating	Sponsorship	Revenue	Per 2006
	Form 10-K(1)	Leases	Revenue	Recognition	Form 10-K/A
Revenues
Equipment and product sales	$50,728	$—	$—	$(181)	$50,547
Services	58,355	—	(55)	—	58,300
Rentals	7,316	—	—	315	7,631
Finance income	4,605	—	—	—	4,605
Other revenues	14,318	—	—	—	14,318

	135,322	—	(55)	134	135,401

Costs of goods sold, services and rentals
Equipment and product sales	25,216	—	—	—	25,216
Services	43,969	182	—	—	44,151
Rentals	2,460	—	—	47	2,507
Other costs of goods sold	142	—	—	—	142

	71,787	182	—	47	72,016

Gross margin	63,535	(182)	(55)	87	63,385

Selling, general and administrative expenses	37,552	(82)		—	37,470
Research and development	3,224	—	—	—	3,224
Amortization of intangibles	911	—	—	—	911
Receivable provisions net of (recoveries)	(1,009)	—	—	—	(1,009)
Asset impairments	13	—	—	—	13

Earnings (loss) from operations	22,844	(100)	(55)	87	22,776

Interest income	1,004	—	—	—	1,004
Interest expense	(16,875)	—	—	—	(16,875)

Earnings (loss) from continuing operations before income taxes	6,973	(100)	(55)	87	6,905
Provision for income taxes	(1,130)	—	—	—	(1,130)

Net earnings (loss) from continuing operations	5,843	(100)	(55)	87	5,775
Net earnings from discontinued operations	1,979	—	—	—	1,979

Net earnings (loss)	$7,822	$(100)	$(55)	$87	$7,754

Earnings (loss) per share
Earnings (loss) per share – basic:
Net earnings (loss) from continuing operations	$0.15	$—	$—	$—	$0.15
Net earnings from discontinued operations	$0.05	$—	$—	$—	$0.05

Net (loss) earnings	$0.20	$—	$—	$—	$0.20

Earnings (loss) per share – diluted:
Net earnings (loss) from continuing operations	$0.14	$—	$—	$—	$0.14
Net earnings from discontinued operations	$0.05	$—	$—	$—	$0.05

Net earnings (loss)	$0.19	$—	$—	$—	$0.19

(1) Amounts correspond to those as disclosed in note 4(c).

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
4.	Restatement of Previously Issued Financial Statements (cont’d)

d)	Impact of Second Restatement (cont’d)

The following table presents the impact of the Second Restatement on the Company’s previously issued consolidated statement of operations for the year ended December 31, 2004:

		Second Restatement
	As Restated	Real Estate			As Restated
	Per 2006	Operating	Revenue	Revenue	Per 2006
	Form 10-K	Leases	Sponsorship	Recognition	Form 10-K/A
Revenues
Equipment and product sales	$44,059	$—	$—	$(190)	$43,869
Services	59,604	—	80	—	59,684
Rentals	6,257	—	—	324	6,581
Finance income	4,028	—	—	—	4,028
Other revenues	18,393	—	—	—	18,393

	132,341	—	80	134	132,555

Costs of goods sold, services and rentals
Equipment and product sales	19,354	—	—	—	19,354
Services	45,224	338	—	—	45,562
Rentals	3,183	—	—	47	3,230
Other costs of goods sold	469	—	—	—	469

	68,230	338	—	47	68,615

Gross margin	64,111	(338)	80	87	63,940

Selling, general and administrative expenses	36,357	45	—	—	36,402
Research and development	4,034	—	—	—	4,034
Amortization of intangibles	719	—	—	—	719
Receivable provisions net of (recoveries)	(1,488)	—	—	—	(1,488)
Asset impairments	848	—	—	—	848

Earnings (loss) from operations	23,641	(383)	80	87	23,425

Interest income	756	—	—	—	756
Interest expense	(17,071)	—	—	—	(17,071)
Loss on retirement of notes	(784)	—	—	—	(784)
Recovery of long-term investments	293	—	—	—	293

Earnings (loss) from continuing operations before income taxes	6,835	(383)	80	87	6,619
Recovery of (provision for) income taxes	69	—	—	—	69

Net earnings (loss) from continuing operations	6,904	(383)	80	87	6,688
Net earnings from discontinued operations	800	—	—	—	800

Net earnings (loss)	$7,704	$(383)	$80	$87	$7,488

Earnings (loss) per share
Earnings (loss) per share – basic:
Net earnings (loss) from continuing operations	$0.18	$(0.01)	$—	$—	$0.17
Net earnings from discontinued operations	$0.02	$—	$—	$—	$0.02

Net (loss) earnings	$0.20	$(0.01)	$—	$—	$0.19

Earnings (loss) per share – diluted:
Net earnings (loss) from continuing operations	$0.17	$(0.01)	$—	$—	$0.16
Net earnings from discontinued operations	$0.02	$—	$—	$—	$0.02

Net earnings (loss)	$0.19	$(0.01)	$—	$—	$0.18

(1) Amounts correspond to those as disclosed in note 4(c).

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
4.	Restatement of Previously Issued Financial Statements (cont’d)

e)	Impact on Shareholders’ Deficit

The following table presents the impact of the First and Second Restatements on the Company’s previously reported shareholders’ deficit as of December 31, 2003:

Originally reported	$(51,776)
First Restatement
Revenue recognition – Theater Systems	(2,107)
Revenue recognition – Other	(2,337)
Inventory Costs	(839)
Film Accounting	(12)
Branch Level Interest Taxes	(234)
Other Adjustments	(27)

As previously reported in the Original 2006 Form 10-K	$(57,332)
Second Restatement
Real Estate adjustments	(4,999)
Sponsorship revenue	(128)
2002 Revenue recognition adjustments	(728)

As restated	$(63,187)

f)	Consolidated Statements of Cash Flows

As part of the Second Restatement the Company changed the presentation of cash flows from discontinued operations to include cash flows related to operating and investing activities within those respective categories. Previously, the Company presented these cash flows on a net basis as a single caption with the statements of cash flows.

There were no other errors in the cash flow statements other than conforming changes to the components of the reconciliation to net cash provided by or used in operating activities related to the restatement adjustments described above.

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

Revenues from equipment and product sales and revenues from rentals include the following contingent rent amounts, from sales-type and operating leases and joint revenue sharing arrangements, respectively, for the years ended December 31:

	2006	2005	2004
	As restated	As restated	As restated
Sales-type leases	$856	$1,180	$784
Operating leases	1,834	4,407	4,802
Joint revenue sharing arrangements	1,107	666	—

	$3,797	$6,253	$5,586

(d)	Future Minimum Rental Payments

Future minimum rental payments receivable from operating and sales-type leases at December 31, 2006, for each of the next five years are as follows:

	Operating Leases	Sales-Type Leases
2007	$1,341	$9,215
2008	1,355	8,500
2009	1,411	8,302
2010	1,320	8,221
2011	1,280	8,161
Thereafter	6,251	43,737

Total	$12,958	$86,136

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

8.	Property, Plant and Equipment

	As at December 31, 2006
		Accumulated
	Cost	Depreciation	Net book value
	As restated	As restated	As restated
Equipment leased or held for use or rental
Theater system components(1)	$30,853	$22,843	$8,010
Camera equipment	5,954	5,924	30

	36,807	28,767	8,040

Assets under construction	10	—	10

Other property, plant and equipment
Land	1,593	—	1,593
Buildings	14,723	6,899	7,824
Office and production equipment(2)	24,560	21,496	3,064
Leasehold improvements	8,144	4,036	4,108

	49,020	32,431	16,589

	$85,827	$61,198	$24,639

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
8. Property, Plant and Equipment (cont’d)

	As at December 31, 2005
		Accumulated
	Cost	Depreciation	Net book value
	As restated	As restated	As restated
Equipment leased or held for use or rental
Theater system components(1)	$31,991	$22,390	$9,601
Camera equipment	5,955	5,892	63

	37,946	28,282	9,664

Other property, plant and equipment
Land	1,593	—	1,593
Buildings	14,723	6,397	8,326
Office and production equipment(2)	24,975	21,642	3,333
Leasehold improvements	8,126	3,382	4,744

	49,417	31,421	17,996

	$87,363	$59,703	$27,660

(1)	Included in theater system components are assets with costs of $26.9 million (2005 — $28.3 million) and accumulated depreciation of $20.3 million (2005 — $20.2 million) that are leased to customers under operating leases and joint revenue sharing arrangements.

(2)	Included in office and production equipment are assets under capital lease with costs of $1.4 million (2005 — $0.9 million) and accumulated depreciation of $0.9 million (2005 — $0.6 million).
9. Other Assets

	As at December 31,
	2006	2005
		As restated
Cash surrender value of life insurance policies	$4,255	$3,349
Deferred charges on debt financing	3,719	4,635
Commissions and other deferred selling expenses	2,391	2,516
Pension asset, representing unrecognized prior service costs	—	3,634

	$10,365	$14,134

10.	Income Taxes

(a)	Earnings (loss) from continuing operations before income taxes by tax jurisdiction, for the years ended December 31, are comprised of the following:

	2006	2005	2004
	As restated	As restated	As restated
Canada	$(14,802)	$6,520	$3,715
United States	2,594	475	2,604
Other	152	(90)	300

	$(12,056)	$6,905	$6,619

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
10.	Income Taxes (cont’d)

(b)	The (provision for) recovery of income taxes related to income from continuing operations, for the year ended December 31, is comprised of the following:

	2006	2005	2004
		As restated	As restated
Current:
Canada	$(299)	$(1,130)	$(1,006)
Foreign	(1)	—	(68)

	(300)	(1,130)	(1,074)

Deferred:
Canada	(5,918)	52	1,143
Foreign	—	(52)	—

	(5,918)	—	1,143

	$(6,218)	$(1,130)	$69

(c)	The (provision for) recovery of income taxes from continuing operations differs from the amount that would have resulted by applying the combined Canadian federal and provincial statutory income tax rates to earnings (losses), for the years ended December 31, due to the following:

	2006	2005	2004
	As restated	As restated	As restated
Income tax recovery (provision for) at combined statutory rates	$4,219	$(2,499)	$(2,391)

Adjustments resulting from:
Non-taxable portion of capital gains and losses	—	—	(1,358)
Non-deductible interest and penalties	(31)	(137)	20
Non-deductible stock option expense	(328)	(102)	(66)
Other non-deductible items	(89)	(144)	(46)
Decrease (increase) in valuation allowance	(7,742)	492	3,269
Large corporations tax and other taxes	—	(248)	(467)
Income tax at different rates in foreign and other provincial jurisdictions	(526)	(16)	(9)
Carryforward (utilization) of investment and other tax credits (non-refundable)	(153)	202	1,183
Tax recoveries through loss and tax credit carrybacks	7	158	808
Effect of legislated tax rate (reductions) increases	(2,392)	—	—
Changes to deferred tax assets and liabilities resulting from audit and other tax return adjustments	856	987	(944)
Other	(39)	177	70

(Provision for) recovery of income taxes, as reported	$(6,218)	$(1,130)	$69

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
10.	Income Taxes (cont’d)

(d)	The net deferred income tax asset, at December 31, is comprised of the following:

	2006	2005
	As restated	As restated
Net operating loss and capital loss carryforwards	$15,505	$15,014
Investment tax credit and other tax credit carryforwards	2,457	2,519
Write-downs of other assets	833	2,545
Excess tax over accounting basis in property, plant and equipment and inventories	38,133	41,535
Accrued pension liability	7,676	8,164
Other accrued reserves	4,452	4,180
Other	8	8

Total deferred income tax assets	69,064	73,965
Income recognition on net investment in leases	(14,462)	(21,534)

	54,602	52,431
Valuation allowance	(54,602)	(46,260)

Net deferred income tax asset	$—	$6,171

(e)	Estimated net operating loss carryforwards and estimated tax credit carryforwards expire as follows:

	Investment tax	Net operating
	credits and other	loss
	tax credit	carryforwards
	carryforwards
2007	$—	$—
2008	554	417
2009	583	23
2010	158	56
2011	218	7
Thereafter	1,682	42,201

	$3,195	$42,704

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

The Senior Notes bear interest at a rate of 9.625% per annum and are unsecured obligations that rank equally with any of the Company’s existing and future senior indebtedness and senior to all of the Company’s existing and future subordinated indebtedness. The payment of principal, premium, if any and interest on the Senior Notes is unconditionally guaranteed, jointly and severally, by certain of the Company’s wholly-owned subsidiaries. The Senior Notes are subject to redemption for cash by the Company, in whole or in part, at any time on or after December 1, 2007, at redemption prices expressed as percentages of the principal amount for each 12-month period commencing December 1 of the years indicated: 2007 — 104.813%; 2008 — 102.406%; 2009 and thereafter - 100.000%, together with accrued and unpaid interest thereon to the redemption date. If certain changes were to result in the imposition of withholding taxes under Canadian law, the Senior Notes are subject to redemption at the Company’s option, in whole but not in part, at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest to the date of redemption. In the event of a change in control, the Company will be required to make an offer to repurchase the Senior Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. In addition, prior to December 1, 2006, under certain conditions, the Company could have redeemed up to 35% of the Senior Notes with the proceeds of certain equity offerings at 109.625% of the principal amount thereof together with accrued and unpaid interest thereon to the date of redemption.

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

As at December 31, 2006, the Company had outstanding $159.0 million (2005 — $159.0 million) aggregate principal of Registered Senior Notes and $1.0 million (2005 — $1.0 million) aggregate principal of Unregistered Senior Notes.

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

On April 16, 2007 the Company completed a consent solicitation, receiving consents from holders of approximate 60% aggregate principal amount of the Senior Notes (the “Consenting Holders”) to execute a ninth supplemental indenture (the “Supplemental Indenture”) to the Indenture with the Guarantors named therein and U.S. Bank National Association. The Supplemental Indenture waived any defaults existing at such time arising from a failure by the Company to comply with the Indenture’s reporting covenant requiring that annual and quarterly financial statements are filed with the trustee within 15 days of the required public company filing deadlines, and extended until May 31, 2007, or at the Company’s election until June 30, 2007 (the “Covenant Reversion Date”), the date by which the Company’s failure to comply with the reporting covenant shall constitute a default, or be the basis for an event of default under the Indenture. The Company paid consent fees of $1.0 million to the Consenting Holders. On May 30, 2007, the Company provided notice to the holders of the Senior Notes of its election to extend the Covenant Reversion Date to June 30, 2007. The Company paid additional consent fees of $0.5 million to the Consenting Holders. Because the Company did not file its Annual Report on Form 10-K for the year ended December 31, 2006 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 by June 30, 2007, it was in default of the reporting covenant under the Indenture on July 1, 2007, and received notice of such default on July 2, 2007. The Company cured such default under the Indenture by filing its Original 2006 Form 10-K and first quarter 2007 Form 10-Q on July 20, 2007. See note 16(f) for more information.

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

Under the Indenture governing the Company’s Senior Notes, the Company is permitted to incur indebtedness pursuant to a credit agreement, or the refinancing or replacement of a credit facility, provided that the aggregate principal amount of indebtedness thereunder outstanding at any time does not exceed the greater of a) $30,000,000 minus the amount of any such indebtedness retired with the proceeds of an Asset Sale and (b) 15% of Total Assets of the Company, as defined in the Indenture. The Indenture also permits the Company to incur indebtedness solely in respect of performance, surety or appeal bonds, letters of credit and letters of guarantee as required in the ordinary course of business in accordance with customary industry practices. On February 6, 2004, the Company entered into a Loan Agreement for a secured revolving credit facility as amended on June 30, 2005 and as further amended by the Second Amendment to the Loan Agreement which was entered into with effect from May 16, 2006 (the “Credit Facility”). The Credit Facility is a revolving credit facility expiring on October 31, 2009 with an optional one year renewal thereafter contingent upon approval by the lender, permitting maximum aggregate borrowings equal to the lesser of (i) $40.0 million, (ii) a collateral calculation based on percentages of the book values for the Company’s net investment in sales-type leases, financing receivables, finished goods inventory allocated to backlog contracts and the appraised values of the expected future cash flows related to operating leases and of the Company’s owned real property, reduced by certain accruals and accounts payable and (iii) a minimum level of trailing cash collections in the preceding twenty–six week period ($49.9 million as of December 31, 2006), reduced for outstanding letters of credit. As at December 31, 2006, the Company’s current borrowing capacity under such calculation is $28.7 million after deduction for outstanding letters of credit of $9.4 million. The Credit Facility bears interest at the applicable prime rate per annum or LIBOR plus a margin as specified therein per annum and is collateralized by a first priority security interest in all of the current and future assets of the Company. The Credit Facility contains typical affirmative and negative covenants, including covenants that restrict the Company’s ability to: incur certain additional indebtedness; make certain loans, investments or guarantees; pay dividends; make certain asset sales; incur certain liens or other encumbrances; conduct certain transactions with affiliates and enter into certain corporate transactions. In addition, the Credit Facility agreement contains customary events of default, including upon an acquisition or a change of control that may have a material adverse effect on the Company or a guarantor. The Credit Facility also requires the Company to maintain, over a period of time, a minimum level of adjusted earnings before interest, taxes, depreciation and amortization including film asset amortization, stock and other non-cash compensation, write downs (recoveries), and asset impairment charges, and other non-cash uses of funds on a trailing four quarter basis calculated quarterly, of not less than $20.0 million. In the event that the Company’s available borrowing base falls below the amount borrowed against the Credit Facility, the excess above the available borrowing base becomes due upon demand by the lender. If the Credit Facility were to be terminated by either the Company or the lender, the Company would have the ability to pursue another source of financing pursuant to the terms of the Indenture.

Under the terms of the Credit Facility, the Company has to comply with several reporting requirements including the delivery of audited consolidated financial statements within 120 days of the end of the fiscal year.

In March 2007, the Company delayed the filing of its Annual Report on Form 10-K for the year ended December 31, 2006 beyond the filing deadline in order to restate financial statements for certain periods during the fiscal years 2002 — 2006. On March 27, 2007, the Credit Facility lender waived the requirement for the Company to deliver audited consolidated financial statements within 120 days of the end of the fiscal year ended December 31, 2006, provided such statements and documents were delivered on or before June 30, 2007. On June 27, 2007, the Credit Facility lender agreed that an event of default would not be deemed to have occurred unless the Company’s 2006 Form 10-K filing did not occur by July 31, 2007 or upon the occurrence and continuance of an event of default under the Company’s Indenture governing its Senior Notes, which has not been cured within the applicable grace period. The Company cured such default under the Indenture by filing its Original 2006 Form 10-K and first quarter 2007 Form 10-Q on July 20, 2007.

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

$42,728

Rent expense was $5.2 million (as restated) for 2006 (2005 — $4.9 million (as restated), 2004 - $4.9 million as restated), net of sublease rental of $0.7 million (2005 — $0.6 million, 2004 — $0.6 million).

Recorded in accrued liabilities balance as at December 31, 2006 is $9.6 million (2005 — $10.4 million) related to the Company’s real estate arrangements.

(b)	As at December 31, 2006, the Company has letters of credit of $9.4 million outstanding under the Company’s credit facility arrangement (see note 14). In addition, as at December 31, 2006, the Company has Performance Security Guarantees of $0.6 million outstanding that have been guaranteed through Export Development Canada. As of December 31, 2005, the Company had letters of credit of $7.6 million outstanding, which had been collateralized by cash deposits.

(c)	The Company compensates its sales force with both fixed and variable compensation. Commissions on the sale or lease of the Company’s theater systems are payable in graduated amounts from the time of collection of the customer’s first payment to the Company up to the collection of the customer’s last initial payment. At December 31, 2006, $0.3 million (2005 - $0.4 million, 2004 — $0.2 million) of commissions will be payable in future periods if the Company collects its initial payments as anticipated.

16.	Contingencies and Guarantees

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

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
16.	Contingencies and Guarantees (cont’d)

(a)	In March 2005, the Company, together with Three-Dimensional Media Group, Ltd. (“3DMG”), filed a complaint in the U.S. District Court for the Central District of California, Western Division, against In-Three, Inc. (“In-Three”) alleging patent infringement. On March 10, 2006, the Company and In-Three entered into a settlement agreement settling the dispute between the Company and In-Three. On June 12, 2006, the U.S. District Court for the Central District of California, Western Division, entered a stay in the proceedings against In-Three pending the arbitration of disputes between the Company and 3DMG. Arbitration was initiated by the Company against 3DMG on May 15, 2006 before the International Centre for Dispute Resolution in New York, alleging breaches of the license and consulting agreements between the Company and 3DMG. On June 15, 2006, 3DMG filed an answer denying any breaches and asserting counterclaims that the Company breached the parties’ license agreement. On June 21, 2007, the Arbitration Panel unanimously denied 3DMG’s Motion for Summary Judgment filed on April 11, 2007 concerning the Company’s claims and 3DMG’s counterclaims. On October 5, 2007, 3DMG amended its counterclaims and added counterclaims from UNIPAT.ORG relating to fees allegedly owed to UNIPAT.ORG by the Company. An evidentiary hearing on liability issues has been set for January 2008 with further proceedings on damages issues to be scheduled if and when necessary. The Company will continue to pursue its claims vigorously and believes that all allegations made by 3DMG are without merit. The Company further believes that the amount of loss, if any, suffered in connection with the counterclaims would not have a material impact on the financial position or operations of the Company, although no assurance can be given with respect to the ultimate outcome of the arbitration.

(b)	In January 2004, the Company and IMAX Theater Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages of approximately $3.7 million before the International Court of Arbitration of the International Chambers of Commerce (the “ICC”) with respect to the breach by Electronic Media Limited (“EML”) of its December 2000 agreement with the Company. In June 2004, the Company commenced a related arbitration before the ICC against EML’s affiliate, E-CITI Entertainment (I) PVT Limited (“E-Citi”), seeking $17.8 million in damages as a result of E-Citi’s breach of a September 2000 lease agreement. The damages sought against E-Citi included the original claim sought against EML. An arbitration hearing took place in November 2005 against E-Citi, which included all claims by the Company. On February 1, 2006, the ICC issued an award on liability finding unanimously in the Company’s favor on all claims. Further hearings took place in July 2006 and December 2006. On August 24, 2007, the ICC issued an awarded unanimously in favor of the Company in the amount of $9.4 million, consisting of past and future rents owed to the Company under its lease agreements, plus interest and costs. In the award, the ICC upheld the validity and enforceability of the Company’s theater system contract. The Company has now submitted its application to the arbitration panel for interest and costs and is awaiting the Panel’s decision on that issue.

(c)	In June 2004, Robots of Mars, Inc. (“Robots”) initiated an arbitration proceeding against the Company in California with the American Arbitration Association pursuant to an arbitration provision in a 1994 film production agreement between Robots’ predecessor-in-interest and a subsidiary of the Company, asserting claims for breach of contract, fraud, breach of fiduciary duty and intentional interference with contract. Robots is seeking an accounting of the Company’s revenues and an award of all sums alleged to be due to Robots under the production agreement, as well as punitive damages. The Company intends to vigorously defend the arbitration proceeding and believes the amount of the loss, if any, that may be suffered in connection with this proceeding will not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of such arbitration.

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
16.	Contingencies and Guarantees (cont’d)

(d)	The Company and certain of its officers and directors were named as defendants in eight purported class action lawsuits filed between August 11, 2006 and September 18, 2006, alleging violations of U.S. federal securities laws. These eight actions were filed in the U.S. District Court for the Southern District of New York. On January 18, 2007, the Court consolidated all eight class action lawsuits and appointed Westchester Capital Management, Inc. as the lead plaintiff and Abbey Spanier Rodd Abrams & Paradis LLP as lead plaintiff’s counsel. On October 2, 2007, plaintiffs filed a consolidated amended class action complaint. The amended complaint, brought on behalf of shareholders who purchased the Company’s common stock between February 27, 2003 through July 30, 2007, alleges primarily that the defendants engaged in securities fraud by disseminating materially false and misleading statements during the class period regarding the Company’s revenue recognition of theater system installations, and failing to disclose material information concerning the Company’s revenue recognition practices. The amended complaint also adds PricewaterhouseCoopers LLP, the Company’s auditors, as a defendant. The lawsuit seeks unspecified compensatory damages, costs, and expenses. The lawsuit is at a very early stage and as a result the Company is not able to estimate a potential loss exposure. The Company believes the allegations made against it in the amended complaint are meritless and will vigorously defend the matter, although no assurance can be given with respect to the outcome of such proceedings. The Company’s directors and officers insurance policy provides for reimbursement for costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits and deductibles. The deadline for defendants to respond to the amended complaint is currently December 3, 2007.

(e)	A class action lawsuit was filed on September 20, 2006 in the Ontario Superior Court of Justice against the Company and certain of its officers and directors, alleging violations of Canadian securities laws. This lawsuit was brought on behalf of shareholders who acquired the Company’s securities between February 17, 2006 and August 9, 2006. The lawsuit is in a very early stage and seeks unspecified compensatory and punitive damages, as well as costs and expenses. As a result, the Company is unable to estimate a potential loss exposure. The Company believes the allegations made against it in the statement of claim are meritless and will vigorously defend the matter, although no assurance can be given with respect to the ultimate outcome of such proceedings. The Company’s directors and officers insurance policy provides for reimbursement for costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits and deductibles.

(f)	On September 7, 2007, Catalyst Fund Limited Partnership II, a holder of the Company’s Senior Notes (“Catalyst”), commenced an application against the Company in the Ontario Superior Court of Justice for a declaration of oppression pursuant to s. 229 and 241 of the Canada Business Corporations Act (“CBCA”) and for a declaration that the Company is in default of the Indenture governing its Senior Notes. The allegations of oppression are substantially the same as allegations Catalyst made in a May 10, 2007 complaint filed against the Company in the Supreme Court of the State of New York, and subsequently withdrawn on October 12, 2007, wherein Catalyst challenged the validity of the consent solicitation through which the Company requested and obtained a waiver of any and all defaults arising from a failure to comply with the reporting covenant under the Indenture and alleged common law fraud. Catalyst has also requested the appointment of an inspector and an order that an investigation be carried out pursuant to s. 229 of the CBCA. In addition, between March 2007 and October 2007, Catalyst has sent the Company eight purported notices of default or acceleration under the Indenture. It is the Company’s position that no default or event of default (as those terms are defined in the Indenture) has occurred or is continuing under the Indenture and, accordingly, that Catalyst’s purported acceleration notice is of no force or effect. The Company is in the process of responding to the Ontario application and a hearing is scheduled to take place on January 15 and 16, 2008. The litigation is at a preliminary stage and as a result, the Company is not able to estimate a potential loss exposure. The Company believes this application is entirely without merit and plans to contest it vigorously and seek costs from Catalyst, although no assurances can be given with respect to the outcome of the proceedings.

(g)	In addition to the matters described above, the Company is currently involved in other legal proceedings which, in the opinion of the Company’s management, will not materially affect the Company’s financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such proceedings.

(h)	In the normal course of business, the Company enters into agreements that may contain features that meet the FIN 45 definition of a guarantee. FIN 45 defines a guarantee to be a contract (including an indemnity) that contingently requires the Company to make payments (either in cash, financial instruments, other assets, shares of its stock or provision of services) to a third party based on (a) changes in an underlying interest rate, foreign exchange rate, equity or commodity instrument, index or other variable, that is related to an asset, a liability or an equity security of the counterparty, (b) failure of another party to perform under an obligating agreement or (c) failure of another third party to pay its indebtedness when due.

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

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
17.	Capital Stock (cont’d)

(b)	Changes during the Period

In 2006, the Company issued 72,032 (2005 — 685,706) common shares pursuant to the exercise of stock options for cash proceeds of $0.3 million (2005 — $3.6 million).

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

As at December 31, 2006, the Company has reserved a total of 6,974,657 (2005 — 7,046,689) common shares for future issuance under the Stock Option Plan, of which options in respect of 5,100,995 common shares are outstanding at December 31, 2006. Options are generally granted with an exercise price equal to the market value of the Company’s stock at the grant date. The options generally vest between one and five years and expire 10 years or less from the date granted. The Plan provides that vesting will be accelerated if there is a change of control, as defined in the plan. At December 31, 2006, options in respect of 4,474,425 common shares were vested and exercisable.

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

In 2006, the Company cancelled 103,083 stock options from its Stock Option Plan (2005 — 28,402, 2004 — 1,305,134) surrendered by Company employees for $nil consideration. Compensation cost recognized up to the cancellation date was not reversed for the options cancelled. As at December 31, 2006, 4,954,174 options are fully vested or are expected to vest with a weighted average exercise price of $7.10, aggregate intrinsic value of $0.4 million and weighted average remaining contractual life of 4.5 years. As at December 31, 2006, options that are exercisable have an intrinsic value of $0.4 million and a weighted average remaining contractual life of 1.9 years. The intrinsic value of options exercised in 2006 was $0.5 (2005 — $3.4 million, 2004 — $0.6 million).
Not included in the table above are 547,786 options granted during the year ended December 31, 2006 (2005 — 241,500) that the Company determined in the fourth quarter of 2006, exceeded, by approximately 1.6%, certain cap limits for grants set by its Stock Option Plan. These options were granted with a weighted average exercise price of $10.39 (2005 — $9.59). Of these options, during 2006, 37,000 options with a weighted average exercise price of $9.89 were forfeited (2005 — nil) and 3,000 with a weighted average exercise price of $9.59 were cancelled for no consideration (2005 - nil). The number of these options outstanding as at December 31, 2006 was 749,286 (2005 – 241,500) with a weighted average exercise price of $10.69 (2005 — $9.59). The number of these options exercisable as at December 31, 2006 was 63,792 (2005 – nil) with a weighted average exercise price of $9.89 (2005 – nil). As the Company intended to settle the obligations for a significant number of these options in cash, these options have been treated as liability-based awards as at December 31, 2006 with an amount of $0.3 included in accrued liabilities. 20,750 of such options were forfeited in May 2007, 195,286 of such options were voluntarily surrendered by the Co-CEOs and members of the Board of Directors for no consideration in June 2007; and 533,250 of such options were settled for cash in June 2007 in an amount of $0.5 million. Compensation cost recognized up to the cancellation date was not reversed for the options cancelled.

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
17.	Capital Stock (cont’d)

(c)	Stock-Based Compensation (cont’d)

Restricted Common Shares

Under the terms of certain employment agreements dated July 12, 2000, the Company is required to issue either 160,000 restricted common shares for no consideration or pay their cash equivalent. The restricted shares are required to be issued, or payment of their cash equivalent, upon request by the employees at any time. The aggregate intrinsic value of the awards outstanding is $0.6 million. The Company accounts for the obligation as a liability, which is classified within accrued liabilities. The Company has recorded a recovery of $0.5 million for the year ended December 31, 2006 (2005 — $0.2 million recovery, 2004 — $0.1 million expense), due to the changes in the Company’s stock price during the period.

Options and Warrants Granted to Non-Employees

In 2006, an aggregate of 76,654 (2005 — 53,340, 2004 — 53,340) options to purchase the Company’s common shares with an average exercise price of $7.79 (2005 — $9.74, 2004 — $6.09) were issued to certain advisors and strategic partners of the Company. The options have a maximum contractual life of seven years. Certain of these options vest immediately and the remainder upon the occurrence of certain events. These options were granted under the Stock Option Plan. As at December 31, 2006, non-employee options outstanding amounted to 116,659 options (2005 — 40,005) with a weighted-average exercise price of $8.54 (2005 — $9.96). 106,659 options (2005 — 40,005) were exercisable with an average weighted exercise price of $8.50 (2005 — $9.96) and the vested options have an aggregate intrinsic value of less than $0.1 million. The Company has calculated the fair value of these options to non-employees to be $0.3 million (2005 — $0.3 million, 2004 — $0.2 million), utilizing a Binomial option-pricing model with the following underlying assumptions for the year ended December 31:

	2006	2005	2004
Average risk-free interest rate	4.82%	4.06%	3.40%
Contractual option life	5 years	5 years	5 years
Average expected volatility	60%	62%	62%
Dividend yield	0%	0%	0%
In 2006, the Company has recorded a charge of $0.3 million (2005 — $0.3 million, 2004 — $0.2 million) to film cost of sales related to the non-employee stock options.

During 2003, 550,000 warrants were issued with a weighted average exercise price of $6.06. During 2005, 80,872 common shares were issued upon exercise of 200,000 warrants with no additional cash consideration. All remaining warrants have expired. Upon exercise of warrants in 2005, $1.1 million representing the fair value of the original warrants issued was transferred to capital stock from other equity to reflect the value of the shares issued within capital stock.

(d)	Earnings per Share

	Years ended December 31,
	2006	2005	2004
	As restated	As restated	As restated

Net earnings (loss) from continuing operations applicable to common shareholders	$(18,274)	$5,775	$6,688

Weighted average number of common shares:
Issued and outstanding, beginning of year	40,213,542	39,446,964	39,301,758
Weighted average number of shares issued during the year	56,684	452,206	15,289

Weighted average number of shares used in computing basic earnings per share	40,270,226	39,899,170	39,317,047
Assumed exercise of stock options and warrants, net of shares assumed	—	2,119,712	662,805

Weighted average number of shares used in computing diluted earnings per share	40,270,226	42,018,882	39,979,852

The calculation of diluted loss per share for 2006 excludes 1,292,427 common shares (2005 — nil, 2004 — nil) issuable upon exercise of stock options as the impact of these exercises would be anti-dilutive.

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
18.	Consolidated Statements of Operations Supplemental Information

(a)	Included in other revenues for 2006 are the following types of settlement arrangements: $0.3 million related to IMAX MPX conversion arrangements (2005 — $0.6 million, 2004 — $5.2 million); $nil related to consensual buyouts for uninstalled theater systems (2005 — $11.7 million, 2004 — $12.4 million); $nil related to termination of agreements after customer default (2005 — $2.0 million, 2004 — $0.8 million). In aggregate: 2006 — $0.3 million, 2005 - $14.3 million, 2004 — $18.4 million.

(b)	Included in selling, general and administrative expenses for 2006 is $0.2 million (2005 - $0.6 million loss, 2004 — $0.4 million gain) for net foreign exchange gains related to the translation of foreign currency denominated monetary assets, liabilities and integrated subsidiaries.

(c)	In 2004, the Company recorded a gain of $0.4 million from the sale of its equity investment in Mainframe Entertainment, Inc. (“MFE”). During 2004, the Company also recorded a charge of $0.1 million related to the writedown of an investment.

19.	Receivable Provisions (Recoveries), Net

	Years ended December 31,
	2006	2005	2004
		As restated	As restated
Accounts receivable provisions (recoveries), net	$1,389	$144	$(860)
Financing receivable provisions (recoveries), net(1)	(323)	(1,153)	(628)

Receivable provisions (recoveries), net	$1,066	$(1,009)	$(1,488)

(1)	For the year ended December 31, 2006, the Company recorded a recovery of previously provided amounts of $0.3 million (2005 — $1.1 million, 2004 — $0.6 million) as the collectibility uncertainty associated with certain leases was resolved by amendment or settlement of the leases or other resolving conditions.
20. Asset Impairments

	Years ended December 31,
	2006	2005	2004
		As restated	As restated
Asset impairments
Property, plant and equipment	$1,006	$13	$848
Financing receivables	67	—	—

Total	$1,073	$13	$848

During 2006, the Company recorded asset impairment charges of $1.1 million (2005 — $nil, 2004 - $0.8 million) consisting of asset impairment charges of $0.1 million relating to an owned and operated theater and $1.0 million relating to property, plant and equipment upon the determination that certain assets were no longer in use by the Company or that the expected future use would be significantly reduced as a result of the Company’s current business plans. In addition, during 2006 the Company revised its estimate on the realizability of its residual values on certain of its sales-type leases and charged $0.1 million to asset impairment. An asset impairment charge of $0.8 million was recorded in 2004 due to lower volumes relating to 2D Camera rentals. The expected future cash flows of these assets did not support their recoverability.

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
21.	Consolidated Statements of Cash Flows

(a)	Changes in other non-cash operating assets and liabilities are comprised of the following:

	Years ended December 31,
	2006	2005	2004
	As restated	As restated	As restated
Decrease (increase) in:
Accounts receivable	$(8,643)	$(2,695)	$(2,643)
Financing receivables	(2,463)	(506)	(3,281)
Inventories	57	(1,850)	(245)
Prepaid expenses	200	(1,103)	(627)
Commissions and other deferred selling expenses	125	(736)	(23)
Increase (decrease) in:
Accounts payable	3,955	1,644	44
Accrued liabilities	3,548	(7,809)	5,108
Deferred revenue	(3,104)	(1,989)	(9.965)

	$(6,325)	$(15,044)	$(11,632)

(b)	Cash payments made during the year on account of:

	Years ended December 31,
	2006	2005	2004
Income taxes	$1,525	$952	$1,741

Interest	$15,860	$15,548	$15,836

(c)	Depreciation and amortization are comprised of the following:

	Years ended December 31,
	2006	2005	2004
	As restated	As restated	As restated
Film assets	$10,357	$6,872	$5,280
Property, plant and equipment	4,729	5,387	6,529
Other assets	75	1,297	1,340
Other intangible assets	602	911	719
Deferred financing costs	1,109	1,209	1,239

	$16,872	$15,676	$15,107

(d)	Write-downs (recoveries) are comprised of the following:

	Years ended December 31,
	2006	2005	2004
		As restated	As restated
Accounts receivable	$1,389	$144	$(860)
Financing receivables	(256)	(1,153)	(628)
Inventories	1,322	—	—
Property, plant and equipment	1,006	13	853
Other assets	—	—	(293)

	$3,461	$(996)	$(928)

Of the $3.5 million write-down (2005 — $0.9 million recovery, 2004 — $0.9 million recovery), $1.3 million (2005 — $nil, 2004 — $nil) is recorded in costs of equipment and product sales, and $1.1 million (2005 — $1.0 million recovery, 2004 — $1.5 million recovery) is recorded in receivables provisions, net of recoveries.

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

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
22.	Segmented and Other Information (cont’d)
(a)	Operating Segments

	Years ended December 31,
	2006	2005	2004
	As restated	As restated	As restated
Revenue
IMAX systems	$72,209	$88,759	$83,488
Films
Production and IMAX DMR	14,580	8,942	7,692
Distribution	15,094	11,807	13,371
Post-production	6,652	5,220	6,635
Theater operations	16,932	17,443	17,495
Other	3,985	3,230	3,874

Total	$129,452	$135,401	$132,555

Gross margins
IMAX systems	$40,196	$55,187	$57,807
Films
Production and IMAX DMR	2,292	494	(1,272)
Distribution	5,282	3,939	4,876
Post-production	2,618	1,564	1,034
Theater operations	1,847	1,318	2,008
Other	315	883	(513)

Total	$52,550	$63,385	$63,940

Asset impairments
IMAX systems	$1,029	$13	$—
Theater operations	44	—	—
Other	—	—	848

Total	$1,073	$13	$848

Depreciation and amortization
IMAX systems	$4,263	$5,715	$6,194
Films
Production and IMAX DMR	10,861	8,376	6,582
Distribution	953	740	1,278
Post-production	616	682	754
Theater operations	179	163	138
Other	—	—	161

Total	$16,872	$15,676	$15,107

Write-downs (recoveries)
IMAX systems	$3,557	$(996)	$(1,487)
Films
Post-production	(140)	—	—
Theater operations	44	—	—
Other	—	—	848
Corporate	—	—	(289)

Total	$3,461	$(996)	$(928)

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
22.	Segmented and Other Information (cont’d)
(a)	Operating Segments (cont’d)

	Years ended December 31,
	2006	2005	2004
Purchase of long-lived assets		As restated	As restated
IMAX systems	$1,120	$847	$564
Films
Production and IMAX DMR	400	303	202
Distribution	80	61	40
Post-production	41	193	10
Theater operations	344	193	123

Total	$1,985	$1,597	$939

	As at December 31,
	2006	2005
Assets	As restated	As restated
IMAX systems	$177,619	$196,689
Films
Production and IMAX DMR	26,367	19,888
Distribution	6,628	8,742
Post-production	9,169	7,334
Theater operations	3,841	5,395
Other	3,667	1,400

Total	$227,291	$239,448

Goodwill is wholly allocated to the IMAX systems segment.
(b)	Geographic Information
Revenue by geographic area is based on the location of the theater.

	Years ended December 31,
	2006	2005	2004
Revenue	As restated	As restated	As restated
Canada	$9,585	$5,798	$7,414
United States	73,279	72,931	70,244
Europe	18,468	24,377	23,288
Asia	14,063	13,501	18,585
Mexico	8,418	7,408	3,869
Rest of World	5,639	11,386	9,155

Total	$129,452	$135,401	$132,555

No single country in the Rest of the World, Europe or Asia classifications comprises more than 6% of total revenue.

	As at December 31,
	2006	2005
Long-lived assets	As restated	As restated
Canada	$13,382	$14,153
United States	9,209	10,934
Europe	1,020	1,738
Rest of World	1,028	835

Total	$24,639	$27,660

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
Under the original terms of the SERP, once benefit payments begin, the benefit is indexed annually to the cost of living and further provides for 100% continuance for life to the surviving spouse. On March 8, 2006, the Company and the Co-CEOs negotiated an amendment to the SERP which reduced the related pension expense to the Company. Under the terms of the SERP amendment, to reduce ongoing costs to the Company, the cost of living adjustment and surviving spouse benefits previously owed to the Co-CEOs are each reduced by 50%, subject to a recoupment of a percentage of such benefits upon a change of control of the Company, and the net present value of the reduced pension benefit payments is accelerated and paid out upon a change of control of the Company. The amendment resulted in reduction of the accrued pension liability by $6.2 million, a reduction in other assets of $3.4 million and a past services credit of $2.8 million. The benefits were 50% vested as of July 2000, the SERP initiation date. The vesting percentage increases on a straight-line basis from inception until age 55. The vesting percentage of a member whose employment terminates other than by voluntary retirement or upon a change in control shall be 100%. As of December 31, 2006, one of the Co-CEO’s benefits was 100% vested while the other Co-CEO’s benefits were approximately 82% vested.
Effective March 1, 2006, the Company changed the form of benefit payment. A Co-CEO whose employment terminates other than for cause prior to August 1, 2010 will receive benefits in the form of monthly annuity payments until the earlier of a change of control or August 1, 2010 at which time the Co-CEO shall receive the remaining benefits in the form of a lump sum payment. A Co-CEO who retires on or after August 1, 2010 shall receive benefits in the form of a lump sum payment.
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

In addition, included in accrued liabilities, is a minimum pension liability of $nil (2005 — $6.4 million), representing unrecognized prior service costs and unrecognized actuarial gains or losses.

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

The accumulated benefit obligation for the SERP was $26.1 million at December 31, 2006 (2005 - $31.1 million).

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
At the time the Company established the SERP, it also took out life insurance policies on its two Co-CEOs with coverage amounts of $21.5 million in aggregate to which the Company is the beneficiary. The Company intends to use the cash surrender value proceeds of life insurance policies taken on its Co-CEOs to be applied towards the benefits due and payable under the SERP, although there can be no assurance that the Company will ultimately do so. At December 31, 2006, the cash surrender value of the insurance policies is $4.3 million (2005 — $3.3 million) and has been included in other assets.
(b)	Defined Contribution Pension Plan
The Company also maintains defined contribution pension plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During 2006, the Company contributed and expensed an aggregate of $0.8 million (2005 — $0.6 million, 2004 — $0.5 million) to its Canadian plan and an aggregate of $0.7 million (2005 — $0.2 million, 2004 — $0.1 million) to its defined contribution employee pension plan under Section 401(k) of the U.S. Internal Revenue Code.
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
25.	Impact of Recently Issued Accounting Pronouncements
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (an interpretation of FASB Statement No. 109) (“FIN 48”). This interpretation prescribes a more likely than not recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provided guidance on derecognition of a tax position, classification of a liability for unrecognized tax benefits, accounting or interest and penalties, accounting in interim periods, and expanded income tax disclosures. FIN 48 was effective for the Company on January 1, 2007. The cumulative effect of the change in accounting principle to be recorded in the first quarter of 2007 upon adoption of FIN 48 is an increase to the tax liability of $2.1 million and a charge to opening shareholders’ deficit.

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
The net earnings from discontinued operations summarized in the Consolidated Statements of Operations, for the years ended December 31, was comprised of the following:

	2006	2005	2004
Settlement of DPI loans(1)	$2,300	$1,979	$800
Loss from Miami Theater LLC (net of tax recovery of $nil)	(875)	—	—

Net earnings from discontinued operations	$1,425	$1,979	$800

(1)	Net of income tax provision of $nil in 2006 (2005 — $nil, 2004 — $nil). Since the deferred tax asset relating to the original loss from discontinued operations was fully allowed for through the valuation allowance, any future recoveries relating to the repayment of this outstanding debt are not tax effected.

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

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
28.	Supplemental Consolidating Financial Information `
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
Supplemental Consolidating Balance Sheets as at December 31, 2006:

			Non-	Adjustments
	IMAX	Guarantor	Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
	As restated	As restated	As restated	As restated	As restated
Assets
Cash and cash equivalents	$16,402	$8,556	$165	$—	$25,123
Short-term investments	2,115	—	—	—	2,115
Accounts receivable	23,902	1,866	249	—	26,017
Financing receivables	63,831	2,047	—	—	65,878
Inventories	26,592	237	84	—	26,913
Prepaid expenses	3,098	312	22	—	3,432
Intercompany receivables	25,799	36,182	11,164	(73,145)	—
Film assets	1,235	—	—	—	1,235
Property, plant and equipment	23,412	1,212	15	—	24,639
Other assets	10,365	—	—	—	10,365
Deferred income taxes	—	—	—	—	—
Goodwill	39,027	—	—	—	39,027
Other intangible assets	2,547	—	—	—	2,547
Investments in subsidiaries	29,543	—	—	(29,543)	—

Total assets	$267,868	$50,412	$11,699	$(102,688)	$227,291

Liabilities
Accounts payable	$4,259	$7,164	$3	$—	$11,426
Accrued liabilities	49,792	8,293	209	—	58,294
Intercompany payables	60,049	35,601	6,306	(101,956)	—
Deferred revenue	52,420	3,261	122	—	55,803
Senior Notes due 2010	160,000	—	—	—	160,000

Total liabilities	326,520	54,319	6,640	(101,956)	285,523

Shareholders’ deficit
Capital stock	122,024	—	117	(117)	122,024
Other equity	1,903	46,960	—	(45,926)	2,937
Deficit	(184,375)	(50,253)	4,942	45,311	(184,375)
Accumulated other comprehensive income (loss)	1,796	(614)	—	—	1,182

Total shareholders’ equity (deficit)	$(58,652)	$(3,907)	$5,059	$(732)	$(58,232)

Total liabilities and shareholders’ equity (deficit)	$267,868	$50,412	$11,699	$(102,688)	$227,291

In certain Guarantor Subsidiaries, accumulated losses have exceeded the original investment balance. As a result of applying equity accounting, the parent company has consequently reduced intercompany receivable balances with respect to these Guarantor Subsidiaries in the amounts of $29.4 million.

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
28.	Supplemental Consolidating Financial Information (cont’d)
Supplemental Consolidating Balance Sheets as at December 31, 2005:

			Non-	Adjustments
	IMAX	Guarantor	Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
	As restated	As restated	As restated	As restated	As restated
Assets
Cash and cash equivalents	$17,402	$6,728	$194	$—	$24,324
Short-term investments	8,171	—	—	—	8,171
Accounts receivable	17,867	1,957	292	—	20,116
Financing receivables	60,695	2,142	—	—	62,837
Inventories	28,646	239	82	—	28,967
Prepaid expenses	2,969	576	87	—	3,632
Intercompany receivables	14,222	31,935	11,042	(57,199)	—
Film assets	1,708	—	—	—	1,708
Property, plant and equipment	26,283	1,374	3	—	27,660
Other assets	14,134	—	—	—	14,134
Deferred income taxes	6,171	—	—	—	6,171
Goodwill	39,027	—	—	—	39,027
Other intangible assets	2,701	—	—	—	2,701
Investments in subsidiaries	27,409	—	—	(27,409)	—

Total assets	$267,405	$44,951	$11,700	$(84,608)	$239,448

Liabilities
Accounts payable	$5,451	$2,017	$3	$—	$7,471
Accrued liabilities	51,662	7,283	179	—	59,124
Intercompany payables	42,766	36,088	6,466	(85,320)	—
Deferred revenue	54,000	4,767	140	—	58,907
Senior Notes due 2010	160,000	—	—	—	160,000

Total liabilities	313,879	50,155	6,788	(85,320)	285,502

Shareholder’s deficit
Capital stock	121,736	—	117	(117)	121,736
Other equity	830	46,960	—	(45,926)	1,864
Deficit	(167,526)	(51,550)	4,795	46,755	(167,526)
Accumulated other comprehensive loss	(1,514)	(614)	—	—	(2,128)

Total shareholders’ equity (deficit)	$(46,474)	$(5,204)	$4,912	$(712)	$(46,054)

Total liabilities & shareholders’ equity (deficit)	$267,405	$44,951	$11,700	$(84,608)	$239,448

In certain Guarantor Subsidiaries, accumulated losses have exceeded the original investment balance. As a result of applying equity accounting, the parent company has consequently reduced intercompany receivable balances with respect to these Guarantor Subsidiaries in the amounts of $28.7 million.

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
28.	Supplemental Consolidating Financial Information (cont’d)
Supplemental Consolidating Statements of Operations for the year ended December 31, 2006:

			Non-	Adjustments
	IMAX	Guarantor	Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
	As restated	As restated	As restated	As restated	As restated
Revenues
Equipment and product sales	$49,244	$1,300	$34	$(1,256)	$49,322
Services	46,578	25,119	688	(3,419)	68,966
Rentals	5,376	218	28	—	5,622
Finance income	5,025	217	—	—	5,242
Other revenues	300	—	—	—	300

	106,523	26,854	750	(4,675)	129,452

Cost of goods sold, services and rentals
Equipment and product sales	25,759	1,235	12	(998)	26,008
Services	29,814	22,589	309	(3,677)	49,035
Rentals	1,859	—	—	—	1,859

	57,432	23,824	321	(4,675)	76,902

Gross margin	49,091	3,030	429	—	52,550

Selling, general and administrative expenses	41,425	821	281	—	42,527
Research and development	3,615	—	—	—	3,615
Amortization of intangibles	602	—	—	—	602
Loss (income) from equity-accounted investees	(1,643)	—	—	1,643	—
Receivable provisions net of (recoveries)	1,294	(228)	—	—	1,066
Asset impairments	1,029	44	—	—	1,073

Earnings (loss) from operations	2,769	2,393	148	(1,643)	3,667

Interest income	1,036	—	—	—	1,036
Interest expense	(16,758)	(1)	—	—	(16,759)

Earnings (loss) from continuing operations before income taxes	(12,953)	2,392	148	(1,643)	(12,056)
Provision for income taxes	(6,196)	(21)	(1)	—	(6,218)

Net earnings (loss) from continuing operations	(19,149)	2,371	147	(1,643)	(18,274)
Net earnings (loss) from discontinued operations	2,300	(875)	—	—	1,425

Net earnings (loss)	$(16,849)	$1,496	$147	$(1,643)	$(16,849)

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
28.	Supplemental Consolidating Financial Information (cont’d)
Supplemental Consolidating Statements of Operations for the year ended December 31, 2005:

			Non-	Adjustments
	IMAX	Guarantor	Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
	As restated	As restated	As restated	As restated	As restated
Revenues
Equipment and product sales	$50,400	$1,474	$62	$(1,389)	$50,547
Services	36,233	23,778	797	(2,508)	58,300
Rentals	7,472	129	30	—	7,631
Finance income	4,388	217	—	—	4,605
Other revenues	14,318	—	—	—	14,318

	112,811	25,598	889	(3,897)	135,401
Cost of goods sold, services and rentals
Equipment and product sales	25,157	1,337	5	(1,283)	25,216
Services	24,125	22,228	412	(2,614)	44,151
Rentals	2,507	—	—	—	2,507
Other costs of goods sold	142	—	—	—	142

	51,931	23,565	417	(3,897)	72,016

Gross margin	60,880	2,033	472	—	63,385

Selling, general and administrative expenses	36,021	883	566	—	37,470
Research and development	3,224	—	—	—	3,224
Amortization of intangibles	911	—	—	—	911
Loss (income) from equity-accounted investees	(1)	—	—	1	—
Receivable provisions net of (recoveries)	(1,986)	977	—	—	(1,009)
Asset impairments	13	—	—	—	13

Earnings (loss) from operations	22,698	173	(94)	(1)	22,776

Interest income	1,002	—	2	—	1,004
Interest expense	(16,875)	—	—	—	(16,875)

Earnings (loss) from continuing operations before income taxes	6,825	173	(92)	(1)	6,905
Provision for income taxes	(1,050)	(79)	(1)	—	(1,130)

Net earnings (loss) from continuing operations	5,775	94	(93)	(1)	5,775
Net earnings from discontinued operations	1,979	—	—	—	1,979

Net earnings (loss)	$7,754	$94	$(93)	$(1)	$7,754

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
28.	Supplemental Consolidating Financial Information (cont’d)
Supplemental Consolidating Statements of Operations for the year ended December 31, 2004:

			Non-	Adjustments
	IMAX	Guarantor	Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
	As restated	As restated	As restated	As restated	As restated
Revenues
Equipment and product sales	$43,185	$2,138	$121	$(1,575)	$43,869
Services	36,038	25,824	967	(3,145)	59,684
Rentals	6,410	100	71	—	6,581
Finance income	3,808	219	1	—	4,028
Other revenues	18,393	—	—	—	18,393

	107,834	28,281	1,160	(4,720)	132,555

Cost of goods, services and rentals
Equipment and product sales	19,361	1,552	112	(1,671)	19,354
Services	24,423	23,852	336	(3,049)	45,562
Rentals	3,230	—	—	—	3,230
Other costs of goods sold	469	—	—	—	469

	47,483	25,404	448	(4,720)	68,615

Gross margin	60,351	2,877	712	—	63,940

Selling, general and administrative expenses	35,307	745	350	—	36,402
Research and development	4,034	—	—	—	4,034
Amortization of intangibles	719	—	—	—	719
Loss (income) from equity-accounted investees	(3,067)	—	—	3,067	—
Receivable provisions net of (recoveries)	(763)	(757)	32	—	(1,488)
Restructuring cost and asset impairments	848	—	—	—	848

Earnings (loss) from operations	23,273	2,889	330	(3,067)	23,425

Interest income	756	—	—	—	756
Interest expense	(16,987)	(54)	(30)	—	(17,071)
Loss on retirement of notes	(784)	—	—	—	(784)
Recovery on long-term investments	293	—	—	—	293

Earnings (loss) from continuing operations before income taxes	6,551	2,835	300	(3,067)	6,619
Recovery of (provision for) income taxes	137	—	(68)	—	69

Net earnings (loss) from continuing operations	6,688	2,835	232	(3,067)	6,688
Net earnings from discontinued operations	800	—	—	—	800

Net earnings (loss)	$7,488	$2,835	$232	$(3,067)	$7,488

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
28.	Supplemental Consolidating Financial Information (cont’d)
Supplemental Consolidating Statements of Cash Flows for the year ended December 31, 2006:

			Non-	Adjustments
	IMAX	Guarantor	Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
	As restated	As restated	As restated	As restated	As restated
Cash provided by (used in):

Operating Activities
Net earnings (loss)	$(16,849)	$1,496	$147	$(1,643)	$(16,849)
Net (earnings) loss from discontinued operations	(2,300)	875	—	—	(1,425)
Items not involving cash:
Depreciation and amortization	16,361	508	3	—	16,872
Write-downs (recoveries)	3,645	(184)	—	—	3,461
Loss (income) from equity-accounted investees	(1,643)	—	—	1,643	—
Change in deferred income taxes	5,918	—	—	—	5,918
Stock and other non-cash compensation	2,885	—	—	—	2,885
Non-cash foreign exchange (gain)	(150)	—	—	—	(150)
Interest on short-term investments	(340)	—	—	—	(340)
Investment in film assets	(9,884)	—	—	—	(9,884)
Changes in other non-cash operating assets and liabilities	(5,789)	(384)	(152)	—	(6,325)
Net cash used in operating activities from discontinued operations	—	(100)	—	—	(100)

Net cash (used in) provided by operating activities	(8,146)	2,211	(2)	—	(5,937)

Investing Activities
Purchases of short-term investments	(20,897)	—	—	—	(20,897)
Proceeds from maturities of short-term investments	27,293	—	—	—	27,293
Purchase of property, plant and equipment	(1,585)	(385)	(15)	—	(1,985)
Acquisition of other assets	(940)	—	—	—	(940)
Acquisition of other intangible assets	(448)	—	—	—	(448)
Net cash provided by investing activities from discontinued operations	3,493	—	—	—	3,493

Net cash provided by (used in) investing activities	6,916	(385)	(15)	—	6,516

Financing Activities
Common shares issued	286	—	—	—	286

Net cash provided by financing activities	286	—	—	—	286

Effects of exchange rate changes on cash	(56)	2	(12)	—	(66)

Increase (decrease) in cash and cash equivalents, during the year	(1,000)	1,828	(29)	—	799

Cash and cash equivalents, beginning of year	17,402	6,728	194	—	24,324

Cash and cash equivalents, end of year	$16,402	$8,556	$165	$—	$25,123

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
28.	Supplemental Consolidating Financial Information (cont’d)
Supplemental Consolidating Statements of Cash Flows for the year ended December 31, 2005:

			Non-	Adjustments
	IMAX	Guarantor	Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
	As restated	As restated	As restated	As restated	As restated
Cash provided by (used in):

Operating Activities
Net earnings (loss)	$7,754	$94	$(93)	$(1)	$7,754
Net (earnings) from discontinued operations	(1,979)	—	—	—	(1,979)
Items not involving cash:
Depreciation and amortization	15,141	532	3	—	15,676
Write-downs (recoveries)	(1,973)	977	—	—	(996)
Loss (income) from equity-accounted investees	(1)	—	—	1	—
Change in deferred income taxes	(67)	67	—	—	—
Loss on retirement of notes Stock and other non-cash compensation	4,108	—	—	—	4,108
Non-cash foreign exchange loss	286	—	—	—	286
Interest on short-term investments	(353)	—	—	—	(353)
Investment in film assets	(7,665)	—	—	—	(7,665)
Changes in other non-cash operating assets and liabilities	(15,502)	364	94	—	(15,044)

Net cash (used in) provided by operating activities	(251)	2,034	4	—	1,787

Investing Activities
Purchases of short-term investments	(31,276)	—	—	—	(31,276)
Proceeds from maturities of short-term investments	23,458	—	—	—	23,458
Purchase of property, plant and equipment	(1,213)	(379)	(5)	—	(1,597)
Acquisition of other assets	(750)	—	—	—	(750)
Acquisition of other intangible assets	(552)	—	—	—	(552)
Net cash provided by investing activities from discontinued operations	786	—	—	—	786

Net cash used in investing activities	(9,547)	(379)	(5)	—	(9,931)

Financing Activities
Common shares issued	3,633	—	—	—	3,633

Net cash provided by financing activities	3,633	—	—	—	3,633

Effects of exchange rate changes on cash	(116)	15	(28)	—	(129)

Increase (decrease) in cash and cash equivalents, during the year	(6,281)	1,670	(29)	—	(4,640)

Cash and cash equivalents, beginning of year	23,683	5,058	223	—	28,964

Cash and cash equivalents, end of year	$17,402	$6,728	$194	$—	$24,324

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
28.	Supplemental Consolidating Financial Information (cont’d)
Supplemental Consolidating Statements of Cash Flows for the year ended December 31, 2004:

			Non-	Adjustments
	IMAX	Guarantor	Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
	As restated	As restated	As restated	As restated	As restated
Cash provided by (used in):

Operating Activities
Net earnings (loss)	$7,488	$2,835	$232	$(3,067)	$7,488
Net (earnings) from discontinued operations	(800)	—	—	—	(800)
Items not involving cash:
Depreciation and amortization	14,574	531	2	—	15,107
Write-downs (recoveries)	(203)	(757)	32	—	(928)
Loss (income) from equity-accounted investees	(3,067)	—	—	3,067	—
Change in deferred income taxes	(1,127)	(16)	—	—	(1,143)
Loss on retirement of notes	784	—	—	—	784
Stock and other non-cash compensation	3,598	—	—	—	3,598
Non-cash foreign exchange (gain)	(573)	—	—	—	(573)
Premium on repayment of notes	(576)	—	—	—	(576)
Investment in film assets	(6,083)	1,207	—	—	(4,876)
Changes in restricted cash	4,961	—	—	—	4,961
Changes in other non-cash operating assets and liabilities	(7,064)	(4,243)	(325)	—	(11,632)

Net cash provided by (used in) operating activities	11,912	(443)	(59)	—	11,410

Investing Activities
Purchase of property, plant and equipment	(180)	(140)	—	—	(320)
Acquisition of other assets	(1,043)	—	—	—	(1,043)
Acquisition of other intangible assets	(391)	—	—	—	(391)
Recovery on long-term investments	393	—	—	—	393
Net cash provided by investing activities from discontinued operations	800	—	—	—	800

Net cash used in investing activities	(421)	(140)	—	—	(561)

Financing Activities
Repayment of Old Senior Notes due 2005	(29,234)	—	—	—	(29,234)
Financing costs related to Senior Notes due 2010	(535)	—	—	—	(535)
Common shares issued	558	—	—	—	558

Net cash used in financing activities	(29,211)	—	—	—	(29,211)

Effects of exchange rate changes on cash	92	(55)	7	—	44

Decrease in cash and cash equivalents, during the year	(17,628)	(638)	(52)	—	(18,318)

Cash and cash equivalents, beginning of year	41,311	5,696	275	—	47,282

Cash and cash equivalents, end of year	$23,683	$5,058	$223	$—	$28,964

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
Effective January 1, 2006, under U.S. GAAP, the Company adopted SFAS 123R using the modified prospective transition method. The Company’s consolidated financial statements as of December 31, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. There were no differences between stock-based compensation expense recognized by the Company under SFAS 123R and under CICA Section 3870 for the year ended December 31, 2006.
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
As described in note 4, the Company has restated its 2004, 2005 and 2006 financial statements for certain errors. The 2004, 2005 and 2006 Reconciliation to Canadian GAAP has also been restated for the same items as described in note 4.

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
29.	Summary of Significant Differences Between Generally Accepted Accounting Principles (GAAP) in the United States and Canada (cont’d)

Reconciliation to Canadian GAAP

Consolidated Statements of Operations

The following is a reconciliation of net earnings (loss) reflecting the differences between U.S. and Canadian GAAP for the year ended December 31:

	2006	2005	2004
	As restated(1)	As restated(1)	As restated(1)
Net earnings (loss) in accordance with U.S. GAAP	$(16,849)	$7,754	$7,488
Depreciation of property, plant and equipment[a]	—	—	(852)
Stock-based compensation[b]	—	(2,216)	(1,438)

Net earnings (loss) in accordance with Canadian GAAP	$(16,849)	$5,538	$5,198

Earnings per share (note 17):
Earnings (loss) per share – basic:
Net earnings (loss) from continuing operations	$(0.46)	$0.09	$0.11
Net earnings from discontinued operations	$0.04	$0.05	$0.02

Net earnings (loss)	$(0.42)	$0.14	$0.13

Earnings (loss) per share – diluted:
Net earnings (loss) from continuing operations	$(0.46)	$0.08	$0.11
Net earnings from discontinued operations	$0.04	$0.05	$0.02

Net earnings (loss)	$(0.42)	$0.13	$0.13

Consolidated Shareholders’ Deficit

The following is a reconciliation of shareholders’ deficit reflecting the difference between Canadian and U.S. GAAP as at December 31:

	2006	2005
	As restated(1)	As restated(1)
Shareholders’ deficit in accordance with U.S. GAAP	$(58,232)	$(46,054)
Unrecognized actuarial (loss) gain [c]	(889)	2,773
Prior service credits[c]	1,679	—

Shareholders’ deficit in accordance with Canadian GAAP	$(57,442)	$(43,281)

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
The Company believes that all adjustments necessary for a fair presentation of the results for the periods presented have been made. These amounts have been restated to reflect the correction of errors identified in the Company’s restatements.
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

	March 31, 2006		June 30, 2006		September 30, 2006
	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated
Assets
Cash and cash equivalents	$22,023	$22,023	$21,574	$21,574	$22,001	$22,001
Short-term investments	8,257	8,257	8,351	8,351	4,219	4,219
Accounts receivable	19,864	17,345	23,782	20,721	29,576	26,451
Financing receivables	66,799	62,977	68,887	65,912	65,045	65,702
Inventories	26,254	31,315	24,455	29,402	27,866	29,952
Prepaid expenses	3,996	4,268	4,159	4,602	4,389	4,679
Film assets	3,578	1,848	4,597	3,255	2,946	1,629
Property, plant and equipment	25,777	26,623	25,797	26,611	25,619	26,399
Other assets	9,833	10,513	9,955	10,559	10,267	10,594
Deferred income taxes	7,558	7,558	7,775	7,775	6,171	6,171
Goodwill	39,027	39,027	39,027	39,027	39,027	39,027
Other intangible assets	2,600	2,600	2,686	2,686	2,619	2,619

Total assets	$235,566	$234,354	$241,045	$240,475	$239,745	$239,443

Liabilities
Accounts payable	$5,586	$5,874	$7,024	$7,090	$9,469	$9,534
Accrued liabilities	47,982	55,703	48,116	55,191	51,808	60,076
Deferred revenue	47,487	59,161	47,147	62,207	51,258	59,612
Senior Notes due 2010	160,000	160,000	160,000	160,000	160,000	160,000

Total liabilities	261,055	280,738	262,287	284,488	272,535	289,222

Shareholders’ deficit
Capital stock	121,928	121,990	121,960	122,022	121,960	122,022
Other equity	2,127	2,233	2,808	2,914	3,249	2,746
Deficit	(150,168)	(171,231)	(146,634)	(169,573)	(158,623)	(175,171)
Accumulated other comprehensive income (loss)	624	624	624	624	624	624

Total shareholders’ deficit	(25,489)	(46,384)	(21,242)	(44,013)	(32,790)	(49,779)

Total liabilities and shareholders’ deficit	$235,566	$234,354	$241,045	$240,475	$239,745	$239,443

IMAX CORPORATION
QUARTERLY FINANCIAL DATA (UNAUDITED) (cont’d)
Consolidated Balance Sheets (cont’d)
(In thousands of U.S. dollars)

	March 31, 2005		June 30, 2005		September 30, 2005
	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated
Assets
Cash and cash equivalents	$14,779	$14,779	$18,825	$18,825	$22,052	$22,052
Short-term investments	15,018	15,018	15,143	15,143	12,232	12,232
Accounts receivable	20,916	17,948	19,888	17,182	17,673	15,399
Financing receivables	61,037	60,589	61,962	62,649	64,894	64,140
Inventories	24,771	28,416	25,702	28,017	26,520	30,141
Prepaid expenses	3,004	3,292	2,934	3,238	5,121	5,797
Film assets	1,552	1,586	2,644	2,676	2,832	733
Property, plant and equipment	28,226	30,327	27,843	29,218	28,258	29,557
Other assets	14,439	15,151	14,202	14,758	13,988	14,915
Deferred income taxes	6,311	6,311	6,454	6,454	6,470	6,470
Goodwill	39,027	39,027	39,027	39,027	39,027	39,027
Other intangible assets	3,070	3,070	3,033	3,033	2,991	2,991

Total assets	$232,150	$235,514	$237,657	$240,220	$242,058	$243,454

Liabilities
Accounts payable	$7,023	$7,023	$6,491	$6,491	$6,821	$7,154
Accrued liabilities	50,800	58,029	52,533	60,210	52,337	60,141
Deferred revenue	54,162	67,853	56,501	65,697	57,246	69,852
Senior Notes due 2010	160,000	160,000	160,000	160,000	160,000	160,000

Total liabilities	271,985	292,905	275,525	292,398	276,404	297,147

Shareholders’ Deficit
Capital stock	118,887	118,951	119,846	119,908	121,260	121,323
Other equity	1,966	2,072	1,863	1,969	1,691	1,797
Deficit	(159,749)	(177,475)	(158,638)	(173,116)	(156,358)	(175,874)
Accumulated other comprehensive loss	(939)	(939)	(939)	(939)	(939)	(939)

Total shareholders’ deficit	(39,835)	(57,391)	(37,868)	(52,178)	(34,346)	(53,693)

Total liabilities and shareholders’ deficit	$232,150	$235,514	$237,657	$240,220	$242,058	$243,454

IMAX CORPORATION
QUARTERLY FINANCIAL DATA (UNAUDITED) (cont’d)
Consolidated Statements of Operations (Unaudited)
(In thousands of U.S. dollars, except per share amounts)
The following tables summarize the adjustments to net earnings (loss) (refer to note 4 to the accompanying consolidated financial statements for a description of the nature of the adjustments).

	Three months ended		Three months ended
	March 31, 2006		March 31, 2005
	As		As
	Previously	As	Previously	As
	Reported (1)	Restated	Reported (1)	Restated
Revenues
Equipment and product sales	$4,679	$7,774	$9,731	$3,655
Services	13,708	13,469	12,293	12,543
Rentals	854	979	1,230	1,477
Finance income	1,177	1,112	1,014	1,007
Other revenues	—	—	7,100	7,100

	20,418	23,334	31,368	25,782

Costs of goods sold, services and rentals
Equipment and product sales	3,121	4,206	4,703	2,436
Services	10,828	10,661	9,909	1,0001
Rentals	444	477	603	687
Other costs of goods sold	—	—	8	8

	14,393	15,344	15,223	13,132

Gross margin	6,025	7,990	16,145	12,650

Selling, general and administrative expenses	10,505	10,532	10,243	10,282
Research and development	915	915	653	653
Amortization of intangibles	192	192	157	157
Receivable provisions net of recoveries	143	143	212	62

Earnings (loss) from operations	(5,730)	(3,792)	4,880	1,496

Interest income	253	253	214	214
Interest expense	(4,174)	(4,157)	(4,197)	(4,203)

Earnings (loss) from continuing operations before income taxes	(9,651)	(7,696)	897	(2,493)
Recovery of (provision) income taxes	1,530	1,692	59	59

Net earnings (loss) from continuing operations	(8,121)	(6,004)	956	(2,434)
Net earnings from discontinued operations	2,300	2,300	240	240

Net earnings (loss)	$(5,821)	$(3,704)	$1,196	$(2,194)

Earnings (loss) per share
Earnings (loss) per share – basic:
Net earnings (loss) from continuing operations	$(0.20)	$(0.15)	$0.02	$(0.06)
Net earnings from discontinued operations	$0.06	$0.06	$0.01	$0.01

Net (loss) earnings	$(0.14)	$(0.09)	$0.03	$(0.05)

Earnings (loss) per share – diluted:
Net earnings (loss) from continuing operations	$(0.20)	$(0.15)	$0.02	$(0.06)
Net earnings from discontinued operations	$0.06	$0.06	$0.01	$0.01

Net earnings (loss)	$(0.14)	$(0.09)	$0.03	$(0.05)

(1)	The Company has changed the presentation of revenues and cost of goods sold, services and rentals to conform to the presentation requirements specified in Regulation S-X of the Securities Exchange Act of 1934.

IMAX CORPORATION
QUARTERLY FINANCIAL DATA (UNAUDITED) (cont’d)
Consolidated Statements of Operations (Unaudited) (cont’d)
(In thousands of U.S. dollars, except per share amounts)

	Three months ended		Six months ended
	June 30, 2006		June 30, 2006
	As		As
	Previously	As	Previously	As
	Reported (1)	Restated	Reported (1)	Restated
Revenues
Equipment and product sales	$18,548	$15,322	$23,227	$23,096
Services	19,837	19,728	33,545	33,197
Rentals	1,354	1,485	2,208	2,464
Finance income	1,659	1,627	2,836	2,739

	41,398	38,162	61,816	61,496

Costs of goods sold, services and rentals
Equipment and product sales	9,413	8,910	12,534	13,116
Services	13,685	13,084	24,514	23,745
Rentals	440	473	883	950

	23,538	22,467	37,931	37,811

Gross margin	17,860	15,695	23,885	23,685

Selling, general and administrative expenses	9,451	9,533	19,956	20,065
Research and development	664	664	1,579	1,579
Amortization of intangibles	132	132	324	324
Receivable provisions net of (recoveries)	(252)	(252)	(109)	(109)

Earnings from operations	7,865	5,618	2,135	1,826

Interest income	280	280	533	533
Interest expense	(4,231)	(4,242)	(8,405)	(8,399)

Earnings (loss) from continuing operations before income taxes	3,914	1,656	(5,737)	(6,044)
Recovery of (provision for) income taxes	(380)	2	1,150	1,694

Net earnings (loss) from continuing operations	3,534	1,658	(4,587)	(4,346)
Net earnings from discontinued operations	—	—	2,300	2,300

Net earnings (loss)	$3,534	$1,658	$(2,287)	$(2,046)

Earnings (loss) per share
Earnings (loss) per share – basic:
Net earnings (loss) from continuing operations	$0.09	$0.04	$(0.11)	$(0.10)
Net earnings from discontinued operations	$—	$—	$0.05	$0.05

Net (loss) earnings	$0.09	$0.04	$(0.06)	$(0.05)

Earnings (loss) per share – diluted:
Net earnings (loss) from continuing operations	$0.08	$0.04	$(0.11)	$(0.10)
Net earnings from discontinued operations	$—	$—	$0.05	$0.05

Net earnings (loss)	$0.08	$0.04	$(0.06)	$(0.05)

(1)	The Company has changed the presentation of revenues and cost of goods sold, services and rentals to conform to the presentation requirements specified in Regulation S-X of the Securities Exchange Act of 1934.

IMAX CORPORATION
QUARTERLY FINANCIAL DATA (UNAUDITED) (cont’d)
Consolidated Statements of Operations (Unaudited) (cont’d)
(In thousands of U.S. dollars, except per share amounts)

	Three months ended		Six months ended
	June 30, 2005		June 30, 2005
	As		As
	Previously	As	Previously	As
	Reported (1)	Restated	Reported (1)	Restated
Revenues
Equipment and product sales	$10,895	$16,496	$20,626	$20,151
Services	13,105	13,253	25,398	25,796
Rentals	1,795	2,004	3,025	3,481
Finance income	1,139	1,128	2,153	2,135
Other revenues	3,944	3,945	11,044	11,045

	30,878	36,826	62,246	62,608

Costs of goods sold, services and rentals
Equipment and product sales	5,294	7,849	9,996	10,285
Services	9,071	9,127	18,980	19,128
Rentals	550	636	1,154	1,323
Other costs of goods sold	94	94	102	102

	15,009	17,706	30,232	30,838

Gross margin	15,869	19,120	32,014	31,770

Selling, general and administrative expenses	9,812	9,844	20,055	20,126
Research and development	886	846	1,539	1,499
Amortization of intangibles	160	160	317	317
Receivable provisions net of (recoveries)	(370)	(371)	(158)	(309)

Earnings from operations	5,381	8,641	10,261	10,137

Interest income	284	284	498	498
Interest expense	(4,202)	(4,213)	(8,399)	(8,416)

Earnings (loss) from continuing operations before income taxes	1,463	4,712	2,360	2,219
Recovery of (provision for) income taxes	(538)	(538)	(479)	(479)

Net earnings from continuing operations	925	4,174	1,881	1,740
Net earnings from discontinued operations	186	186	426	426

Net earnings	$1,111	$4,360	$2,307	$2,166

Earnings per share
Earnings per share – basic:
Net earnings from continuing operations	$0.02	$0.10	$0.05	$0.04
Net earnings from discontinued operations	$0.01	$0.01	$0.01	$0.01

Net earnings	$0.03	$0.11	$0.06	$0.05

Earnings per share – diluted:
Net earnings from continuing operations	$0.02	$0.10	$0.05	$0.04
Net earnings from discontinued operations	$0.01	$0.01	$0.01	$0.01

Net earnings	$0.03	$0.11	$0.06	$0.05

(1)	The Company has changed the presentation of revenues and cost of goods sold, services and rentals to conform to the presentation requirements specified in Regulation S-X of the Securities Exchange Act of 1934.

IMAX CORPORATION
QUARTERLY FINANCIAL DATA (UNAUDITED) (cont’d)
Consolidated Statements of Operations (Unaudited) (cont’d)
(In thousands of U.S. dollars, except per share amounts)

	Three months ended		Nine months ended
	September 30, 2006		September 30, 2006
	As		As
	Previously	As	Previously	As
	Reported(1)	Restated	Reported(1)	Restated
Revenues
Equipment and product sales	$1,987	$11,785	$25,214	$34,881
Services	16,002	16,331	49,548	49,528
Rentals	1,486	1,615	3,693	4,079
Finance income	1,251	1,252	4,087	3,991

	20,726	30,983	82,542	92,479

Costs of goods sold, services and rentals
Equipment and product sales	1,649	5,755	14,184	18,871
Services	12,458	12,532	36,971	36,277
Rentals	430	464	1,313	1,414

	14,537	18,751	52,468	56,562

Gross margin	6,189	12,232	30,074	35,917

Selling, general and administrative expenses	9,998	9,845	29,954	29,910
Research and development	878	878	2,457	2,457
Amortization of intangibles	132	132	456	456
Receivable provisions net of (recoveries)	359	359	250	250

Earnings (loss) from operations	(5,178)	1,018	(3,043)	2,844

Interest income	227	227	760	760
Interest expense	(4,379)	(4,181)	(12,784)	(12,580)

Loss from continuing operations before income taxes	(9,330)	(2,936)	(15,067)	(8,976)
Recovery of (provision for) income taxes	(1,784)	(1,784)	(634)	(90)

Net loss from continuing operations	(11,114)	(4,720)	(15,701)	(9,066)
Net earnings (loss) from discontinued operations	(875)	(875)	1,425	1,425

Net loss	$(11,989)	$(5,595)	$(14,276)	$(7,641)

Earnings (loss) per share
Earnings (loss) per share – basic:
Net earnings (loss) from continuing operations	$(0.28)	$(0.12)	$(0.39)	$(0.23)
Net earnings from discontinued operations	$(0.02)	$(0.02)	$0.04	$0.04

Net (loss) earnings	$(0.30)	$(0.14)	$(0.35)	$(0.19)

Earnings (loss) per share – diluted:
Net earnings (loss) from continuing operations	$(0.28)	$(0.12)	$(0.39)	$(0.23)
Net earnings from discontinued operations	$(0.02)	$(0.02)	$0.04	$0.04

Net earnings (loss)	$(0.30)	$(0.14)	$(0.35)	$(0.19)

(1)	The Company has changed the presentation of revenues and cost of goods sold, services and rentals to conform to the presentation requirements specified in Regulation S-X of the Securities Exchange Act of 1934.

IMAX CORPORATION
QUARTERLY FINANCIAL DATA (UNAUDITED) (cont’d)
Consolidated Statements of Operations (Unaudited) (cont’d)
(In thousands of U.S. dollars, except per share amounts)

	Three months ended		Nine months ended
	September 30, 2005		September 30, 2005
	As		As
	Previously	As	Previously	As
	Reported(1)	Restated	Reported(1)	Restated
Revenues
Equipment and product sales	$11,507	$6,848	$32,133	$26,999
Services	15,912	15,635	41,310	41,431
Rentals	2,371	2,562	5,395	6,043
Finance income	1,233	1,233	3,386	3,368
Other revenues	2,351	2,351	13,396	13,396

	33,374	28,629	95,620	91,237

Costs of goods sold, services and rentals
Equipment and product sales	5,662	3,423	15,658	13,708
Services	11,318	13,436	30,298	32,564
Rentals	580	655	1,733	1,978
Other costs of goods sold	40	40	143	142

	17,600	17,554	47,832	48,392

Gross margin	15,774	11,075	47,788	42,845

Selling, general and administrative expenses	8,966	9,038	29,021	29,164
Research and development	890	890	2,429	2,389
Amortization of intangibles	164	164	481	481
Receivable provisions net of (recoveries)	(310)	(310)	(468)	(619)

Earnings from operations	6,064	1,293	16,325	11,430

Interest income	243	243	741	741
Interest expense	(4,185)	(4,257)	(12,584)	(12,673)

Earnings from continuing operations before income taxes	2,122	(2,721)	4,482	(502)
Recovery of (provision for) income taxes	(202)	(398)	(681)	(877)

Net earnings from continuing operations	1,920	(3,119)	3,801	(1,379)
Net earnings from discontinued operations	360	360	786	786

Net earnings (loss)	$2,280	$(2,759)	$4,587	$(593)

Earnings (loss) per share
Earnings (loss) per share – basic:
Net earnings (loss) from continuing operations	$0.05	$(0.08)	$0.10	$(0.03)
Net earnings from discontinued operations	$0.01	$0.01	$0.02	$0.02

Net (loss) earnings	$0.06	$(0.07)	$0.12	$(0.01)

Earnings (loss) per share – diluted:
Net earnings (loss) from continuing operations	$0.04	$(0.08)	$0.09	$(0.03)
Net earnings from discontinued operations	$0.01	$0.01	$0.02	$0.02

Net earnings (loss)	$0.05	$(0.07)	$0.11	$(0.01)

(1)	The Company has changed the presentation of revenues and cost of goods sold, services and rentals to conform to the presentation requirements specified in Regulation S-X of the Securities Exchange Act of 1934.

IMAX CORPORATION
QUARTERLY FINANCIAL DATA (UNAUDITED) (cont’d)
Consolidated Statements of Operations (Unaudited) (cont’d)
(In thousands of U.S. dollars, except per share amounts)

	Three months ended		Three months ended
	December 31, 2006(1)		December 31, 2005(2)
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
Revenues
Equipment and product sales	$14,472	$14,441	$28,944	$23,548
Services	19,427	19,438	16,774	16,869
Rentals	1,479	1,543	1,424	1,588
Finance income	1,251	1,251	1,246	1,237
Other revenues	300	300	922	922

	36,929	36,973	49,310	44,164

Costs of goods sold, services and rentals
Equipment and product sales	7,137	7,137	13,319	11,508
Services	12,689	12,758	11,358	11,587
Rentals	434	446	483	530

	20,260	20,341	25,160	23,625

Gross margin	16,669	16,632	24,150	20,539

Selling, general and administrative expenses	12,636	12,617	8,266	8,306
Research and development	1,158	1,158	835	835
Amortization of intangibles	146	146	430	430
Receivable provisions net of (recoveries)	816	816	(391)	(390)
Asset impairments	1,073	1,073	13	13

Earnings from operations	840	822	14,997	11,345

Interest income	276	276	263	263
Interest expense	(4,179)	(4,179)	(4,189)	(4,202)

Earnings from continuing operations before income taxes	(3,063)	(3,081)	11,071	7,406
Recovery of (provision for) income taxes	(6,128)	(6,128)	(253)	(253)

Net earnings (loss) from continuing operations	(9,191)	(9,209)	10,818	7,153
Net earnings from discontinued operations	—	—	1,193	1,193

Net earnings (loss)	$(9,191)	$(9,209)	$12,011	$8,346

Earnings (loss) per share
Earnings (loss) per share – basic:
Net earnings (loss) from continuing operations	$(0.23)	$(0.23)	$0.27	$0.18
Net earnings from discontinued operations	$—	$—	$0.03	$0.03

Net (loss) earnings	$(0.23)	$(0.23)	$0.30	$0.21

Earnings (loss) per share – diluted:
Net earnings (loss) from continuing operations	$(0.23)	$(0.23)	$0.26	$0.17
Net earnings from discontinued operations	$—	$—	$0.03	$0.03

Net earnings (loss)	$(0.23)	$(0.23)	$0.29	$0.20

(1)	Previously reported with Unaudited Quarterly Financial Data section of the Original 2006 Form 10-K.

(2)	Previously reported with Unaudited Quarterly Financial Data section of the 2005 Annual Report on Form 10-K.

(3)	The Company has changed the presentation of revenues and cost of goods sold, services and rentals to conform to the presentation requirements specified in Regulation S-X of the Securities Exchange Act of 1934.

IMAX CORPORATION
QUARTERLY FINANCIAL DATA (UNAUDITED) (cont’d)
Consolidated Statements of Cash Flows (Unaudited)
(In thousands of U.S. dollars)
The following tables summarize the adjustments to the consolidated statements of cash flows (refer to note 4 to the accompanying consolidated financial statements for a description of the nature of the adjustments).

	Three months ended		Six months ended		Nine months ended
	March 31, 2006		June 30, 2006		September 30, 2006
	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated
Cash provided by (used in):

Operating Activities
Net earnings (loss)	$(5,821)	$(3,704)	$(2,287)	$(2,046)	$(14,276)	$(7,641)
Net (earnings) from discontinued operations	(2,300)	(2,300)	(2,300)	(2,300)	(1,425)	(1,425)
Items not involving cash:
Depreciation and amortization	3,901	3,402	8,761	7,632	13,888	12,718
Write-downs (recoveries)	143	143	(109)	(109)	250	250
Change in deferred income taxes	(1,387)	(1,387)	(1,604)	(1,604)	—	—
Stock and other non-cash compensation	1,603	1,605	2,549	2,554	2,730	2,128
Non-cash foreign exchange (gain)	(29)	(29)	(436)	(405)	(383)	(353)
Interest on short-term investments	(85)	(85)	(179)	(179)	(281)	(281)
Investment in film assets	(2,292)	(1,651)	(6,613)	(5,696)	(8,699)	(7,733)
Changes in other non-cash operating assets and liabilities	718	(1,636)	(2,466)	(2,702)	1,295	(5,013)
Net cash used in operating activities from discontinued operations	—	—	—	—	(100)	(100)

Net cash used in operating activities	(5,549)	(5,642)	(4,684)	(4,855)	(7,001)	(7,450)

Investing Activities
Purchases of short-term investments	(4,098)	(4,098)	(10,322)	(10,322)	(14,506)	(14,506)
Proceeds from maturities of short-term investments	4,097	4,097	10,321	10,321	18,739	18,739
Purchase of property, plant and equipment	(92)	(92)	(739)	(739)	(1,712)	(1,712)
Acquisition of other assets	(280)	(187)	(737)	(566)	(1,202)	(753)
Acquisition of other intangible assets	(91)	(91)	(309)	(309)	(374)	(374)
Net cash provided by investing activities from discontinued operations	3,493	3,493	3,493	3,493	3,493	3,493

Net cash provided by investing activities	3,029	3,122	1,707	1,878	4,438	4,887

Financing Activities
Common shares issued	254	254	286	286	286	286

Net cash provided by financing activities	254	254	286	286	286	286

Effects of exchange rate changes on cash	(35)	(35)	(59)	(59)	(46)	(46)

Increase (decrease) in cash and cash equivalents, during the year	(2,301)	(2,301)	(2,750)	(2,750)	(2,323)	(2,323)

Cash and cash equivalents, beginning of year	24,324	24,324	24,324	24,324	24,324	24,324

Cash and cash equivalents, end of year	$22,023	$22,023	$21,574	$21,574	$22,001	$22,001

IMAX CORPORATION
QUARTERLY FINANCIAL DATA (UNAUDITED) (cont’d)
Consolidated Statements of Cash Flows (Unaudited) (cont’d)
(In thousands of U.S. dollars)

	Three months ended		Six months ended		Nine months ended
	March 31, 2005		June 30, 2005		September 30, 2005
	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated
Cash provided by (used in):

Operating Activities
Net earnings (loss)	$1,196	$(2,194)	$2,307	$2,166	$4,587	$(593)
Net (earnings) from discontinued operations	(240)	(240)	(426)	(426)	(786)	(786)
Items not involving cash:
Depreciation and amortization	3,584	3,729	7,249	7,478	11,490	11,573
Write-downs (recoveries)	212	62	(158)	(308)	(468)	(618)
Change in deferred income taxes	(140)	(140)	(283)	(283)	(299)	(299)
Stock and other non-cash compensation	1,231	1,233	2,406	2,417	3,554	3,573
Non-cash foreign exchange (gain) loss	201	197	515	502	167	191
Interest on short-term investments	(23)	—	(150)	—	(250)	(250)
Investment in film assets	(2,151)	(2,151)	(4,795)	(4,795)	(7,315)	(4,984)
Changes in other non-cash operating assets and liabilities	(3,906)	(381)	(3,035)	(3,000)	(7,587)	(4,372)

Net cash provided by (used in) operating activities	(36)	115	3,630	3,751	3,093	3,435

Investing Activities
Purchases of short-term investments	(14,995)	(15,018)	(23,118)	(15,143)	(27,157)	(27,157)
Proceeds from maturities of short-term investments	—	—	8,125	—	15,175	15,175
Purchase of property, plant and equipment	(271)	(271)	(467)	(467)	(1,194)	(1,194)
Acquisition of other assets	(53)	(187)	(397)	(374)	(214)	(562)
Acquisition of other intangible assets	(167)	(167)	(290)	(290)	(412)	(412)
Net cash provided by investing activities from discontinued operations	—	—	236	236	429	429

Net cash used in investing activities	(15,486)	(15,643)	(15,911)	(16,038)	(13,373)	(13,721)

Financing Activities
Financing costs related to Senior Notes due 2010	(1)	(1)	—	—	—	—
Common shares issued	1,267	1,273	2,052	2,058	3,219	3,225

Net cash provided by financing activities	1,266	1,272	2,052	2,058	3,219	3,225

Effects of exchange rate changes on cash	71	71	90	90	149	149

Decrease in cash and cash equivalents, during the year	(14,185)	(14,185)	(10,139)	(10,139)	(6,912)	(6,912)

Cash and cash equivalents, beginning of year	28,964	28,964	28,964	28,964	28,964	28,964

Cash and cash equivalents, end of year	$14,779	$14,779	$18,825	$18,825	$22,052	$22,052

IMAX CORPORATION
QUARTERLY FINANCIAL DATA (UNAUDITED) (cont’d)
Supplemental Information (Unaudited)
(In thousands of U.S. dollars)
a. Segmented Information
The Company has six reportable segments: IMAX systems, film production and IMAX DMR, film distribution, film post-production, theater operations, and other.

	Three months ended		Six months ended		Nine months ended
	March 31, 2006		June 30, 2006		September 30, 2006
	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated
Revenue
IMAX systems	$9,398	$12,797	$33,350	$33,919	$40,669	$51,472
Films
Production and IMAX DMR	1,615	1,097	5,736	5,160	9,173	8,563
Distribution	3,424	3,424	8,432	8,063	11,991	11,622
Post-production	1,482	1,482	4,524	4,524	5,199	5,273
Theater operations	3,657	3,692	7,708	7,763	12,434	12,472
Other	842	842	2,066	2,067	3,076	3,077

Total	$20,418	$23,334	$61,816	$61,496	$82,542	$92,479

Gross Margins
IMAX systems	$5,085	$7,357	$18,503	$18,424	$22,518	$28,532
Films
Production and IMAX DMR	(236)	(538)	1,028	706	428	(214)
Distribution	550	544	1,880	2,104	2,971	3,441
Post-production	429	429	1,438	1,438	2,313	2,386
Theater operations	306	307	1,174	1,151	1,631	1,559
Other	(109)	(109)	(138)	(138)	213	213

Total	$6,025	$7,990	$23,885	$23,685	$30,074	$35,917

	Three months ended		Six months ended		Nine months ended
	March 31, 2005		June 30, 2005		September 30, 2005
	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated
Revenue
IMAX systems	$22,113	$16,422	$42,421	$42,742	$62,657	$58,681
Films
Production and IMAX DMR	1,539	1,510	3,050	2,990	6,351	5,958
Distribution	2,055	2,118	4,718	4,766	8,002	7,975
Post-production	1,353	1,353	2,480	2,480	3,942	3,942
Theater operations	3,816	3,887	8,014	8,064	12,325	12,337
Other	492	492	1,563	1,566	2,343	2,344

Total	$31,368	$25,782	$62,246	$62,608	$95,620	$91,237

Gross Margins
IMAX systems	$15,050	$11,489	$28,204	$27,997	$40,759	$38,420
Films
Production and IMAX DMR	(613)	(658)	(979)	(1,056)	(318)	(645)
Distribution	1,313	1,398	2,843	2,921	4,786	2,635
Post-production	176	176	891	891	1,057	1,056
Theater operations	11	36	430	388	667	541
Other	208	209	625	629	837	838

Total	$16,145	$12,650	$32,014	$31,770	$47,788	$42,845

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

	March 31, 2006		June 30, 2006		September 30, 2006
	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated
Net earnings (loss) in accordance with U.S. GAAP	$(5,821)	$(3,704)	$3,534	$1,658	$(11,989)	$(5,595)
Stock-based compensation[b]	—	—	—	—	—	—

Net earnings (loss) in accordance with Canadian GAAP	$(5,821)	$(3,704)	$3,534	$1,658	$(11,989)	$(5,595)

Earnings per share (note 17):
Earnings (loss) per share – basic:
Net earnings (loss) from continuing operations	$(0.20)	$(0.15)	$0.09	$0.04	$(0.28)	$(0.12)
Net earnings from discontinued operations	$0.06	$0.06	$—	$—	$(0.02)	$(0.02)

Net earnings (loss)	$(0.14)	$(0.09)	$0.09	$0.04	$(0.30)	$(0.14)

Earnings (loss) per share – diluted:
Net earnings (loss) from continuing operations	$(0.20)	$(0.15)	$0.08	$0.04	$(0.28)	$(0.12)
Net earnings from discontinued operations	$0.06	$0.06	$—	$—	$(0.02)	$(0.02)

Net earnings (loss)	$(0.14)	$(0.09)	$0.08	$0.04	$(0.30)	$(0.14)

	March 31, 2005		June 30, 2005		September 30, 2005
	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated
Net earnings (loss) in accordance with U.S. GAAP	$1,196	$(2,194)	$1,111	$4,360	$2,280	$(2,759)
Stock-based compensation[b]	(529)	(529)	(653)	(653)	(552)	(552)

Net earnings (loss) in accordance with Canadian GAAP	$667	$(2,723)	$458	$3,707	$1,728	$(3,311)

Earnings per share (note 17):
Earnings (loss) per share – basic:
Net earnings (loss) from continuing operations	$0.01	$(0.07)	$0.01	$0.09	$0.03	$(0.09)
Net earnings from discontinued operations	$0.01	$0.01	$—	$—	$0.01	$0.01

Net earnings (loss)	$0.02	$(0.06)	$0.01	$0.09	$0.04	$(0.08)

Earnings (loss) per share – diluted:
Net earnings (loss) from continuing operations	$0.01	$(0.07)	$0.01	$0.09	$0.03	$(0.09)
Net earnings from discontinued operations	$0.01	$0.01	$—	$—	$0.01	$0.01

Net earnings (loss)	$0.02	$(0.06)	$0.01	$0.09	$0.04	$(0.08)

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
     In March 2007, the Company announced that it would delay the filing of the Original 2006 Form 10-K and its quarterly report on Form 10-Q for the quarter ended March 31, 2007 due to the discovery of certain accounting errors, mostly in the area of film accounting and inventory capitalization.
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
     During the Company’s accounting review, it concluded its policy for revenue recognition on theater systems should be revised to treat all components of the theater system (including the projector, sound system, and screen system and, if applicable, 3D glasses cleaning machine), theater design support, supervision of installation, projectionist training and the use of the IMAX brand as a single deliverable and a single unit of accounting. In addition, the Company revised its policy to recognize revenue only when all of the following conditions have been met: (i) the projector, sound system and screen system have been installed and are in full working condition, (ii) the 3D glasses cleaning machine, if applicable, has been delivered, (iii) the projectionist training has been completed and (iv) the earlier of (a) receipt of written customer acceptance certifying the completion of installation and run-in testing of the equipment and the completion of projection training or (b) public opening of the theater. For additional information regarding the revised revenue recognition policy, see note 2 of the accompanying audited consolidated financial statements in Item 8.

IMAX CORPORATION
Item 9A. Controls and Procedures (cont’d)
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING (cont’d)
     In October 2007, the Company announced that it would amend the Original 2006 Form 10-K due to the discovery of an accounting error related to its treatment of certain real estate lease arrangements. As a result of the assessment, in late August 2007, of the accounting treatment of a recent rent abatement agreement relating to one of the Company’s owned and operated theaters, the Company conducted a review of all of its real estate lease arrangements and determined that historically it had recorded similar rent reductions in the period in which such reductions were received, rather than on a straight-line basis over the lease term. The Company’s review also identified errors in the accounting for certain leasehold incentives. These errors resulted in the further restatement of the Company’s financial statements reflected in this Form 10-K/A. The Company’s review of the above mentioned rent-abatement agreement was initiated in connection with the higher level of Finance Department oversight and awareness.
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

IMAX CORPORATION
Item 9A. Controls and Procedures (cont’d)
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING (cont’d)
Application of U.S. GAAP
     Six of the Company’s material weaknesses relate to controls over the analysis and review of certain transactions to be able to correctly apply U.S. GAAP to record those transactions. The financial impact of these material weaknesses on the Company’s restated financial results was principally related to the analysis and review of transactions which were complex or nonstandard. These material weaknesses are:
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

In addition, in connection with its review of system sale and lease transactions during the period 2002 through 2006, the Company identified additional errors resulting from ineffective controls relating to the following, among others:
▪	Based on an analysis of fair values of elements within its arrangements, the Company determined that the allocations of consideration received and receivable to elements of multiple element arrangements were not updated to reflect the current fair values of particular elements, in particular fair values of maintenance and extended warranty services in the periods affected were not updated in accordance with the accounting guidance in EITF 00-21 and other applicable standards. This affected allocations to the System Deliverable, maintenance and extended warranty services, 3D glasses and film license credits. In addition, in certain arrangements, settlement income was adjusted to reflect the residual amount based on other elements being reflected at their fair values.

▪	The existence of certain non-standard contractual provisions resulted in: the reclassification of certain sales arrangements to sales-type lease transactions for accounting purposes when the customer was not granted title to the system until all payments were made, and certain sales-type leases to operating leases given substantially all of the benefits and risks of ownership had not passed to the customer; and the timing of recognition of the minimum annual payments under certain arrangements.

▪	Settlement revenue was recognized on a MPX upgrade which was conditional upon the Company meeting certain conditions which were ultimately not met during the year. The Company has deferred the amount of settlement revenue awaiting installation of an alternate theater system configuration.

▪	Finance income continued to be recognized when the related financing receivables were impaired. The Company has revised its procedures and discontinued the recognition of finance income until the impairment issues were resolved.

IMAX CORPORATION
Item 9A. Controls and Procedures (cont’d)
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING (cont’d)
2.	The Company did not maintain effective controls, including period-end controls, over accounting for film transactions in accordance with U.S. GAAP. Specifically, effective controls were not maintained related to the classification and accurate recording of marketing and advertising costs of co-produced film productions, production fees on co-produced films and the application of the individual-film forecast computation method to film assets, participation liabilities and deferred production fees.

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

4.	The Company did not maintain adequate controls over the complete and accurate recording of postretirement benefits other than pensions in accordance with U.S. GAAP. Specifically, effective controls were not maintained over the complete identification of all relevant contractual provisions within its executive employment contracts. During the preparation of executive compensation information for the 2006 Annual Report on Form 10-K, the Company determined that the two Co-CEOs were entitled to postretirement health benefits since 2000 for which the obligation had not been included in the prior financial statements as required under SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other than Pensions”.
5.	The Company did not maintain adequate controls, including period-end controls, over the complete and accurate recording of transactions related to real estate lease arrangements for owned and operated theaters and corporate offices in accordance with U.S. GAAP. Specifically, effective controls were not maintained over the complete identification of all relevant contractual provisions including lease inducements, construction allowances, rent holidays, escalation clauses and lease commencement dates. In addition, adequate controls were not maintained over the accurate recording of rent abatements received in subsequent periods.
     Each of the control deficiencies referred to above contributed to the restatement to the Company’s consolidated financial statements for the years ended December 31, 2002 through 2006, its consolidated financial statements for each of the quarters in the year ended December 31, 2005 and its consolidated financial statements for each of the quarters ended March 31, June 30 and September 30, 2006, and an audit adjustment to the Company’s 2006 annual consolidated financial statements, affecting principally revenues, costs of goods sold, selling, general, and administrative expenses, accounts receivable, financing receivables, inventories, prepaid expenses, film assets, fixed assets, other assets, accounts payable, accrued liabilities and deferred revenue, and related disclosures including postretirement benefits.

IMAX CORPORATION
Item 9A. Controls and Procedures (cont’d)
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING (cont’d)
6.	The Company did not maintain effective controls over the intraperiod allocation of the provision for income taxes in accordance with U.S. GAAP. Specifically, effective controls were not in place such that the tax provisions were appropriately allocated to continuing operations, discontinued operations, and accumulated other comprehensive income. This control deficiency resulted in an audit adjustment to the Company’s 2006 annual consolidated financial statements, affecting the provisions for income taxes, net earnings from discontinued operations, and accumulated other comprehensive income.
Cross-departmental Communication
     Two of the Company’s material weaknesses relate to controls over the lines of communication between different departments. These material weaknesses are:
7.	The Company did not maintain adequate controls over the lines of communication between operational departments and the Finance Department related to revenue recognition for sales and lease transactions. Specifically, effective controls were not maintained to raise on a timely basis certain issues relating to observations of the installation process, any remaining installation or operating obligations, and concessions on contractual terms that may impact the accuracy and timing of revenue recognition. This control deficiency contributed to the restatement to the Company’s consolidated financial statements for the years ended December 31, 2002 through 2005, its consolidated financial statements for each of the quarters in the year ended December 31, 2005 and its consolidated financial statements for each of the quarters ended March 31, June 30 and September 30, 2006, and audit adjustments to the Company’s 2006 annual consolidated financial statements, affecting principally revenues, costs of goods sold, selling, general, and administrative expenses, financing receivables, inventories, prepaid expenses, fixed assets, other assets, accounts payable, accrued liabilities and deferred revenue, and related disclosures.

8.	The Company did not maintain adequate controls over the timely communication between departments of information relating to developing issues that may impact the Company’s financial reporting. Specifically, effective controls were not maintained over the status of a review of cap limits under the Company’s Stock Option Plan that affected the recording and related disclosure of stock-based compensation benefits. In October 2006, the Company initiated an internal review and involved external legal counsel to review the definitions within the Stock Option Plan and the various stock exchanges upon which the Company’s shares are issued to determine whether or not certain grants had, by definition, exceeded certain cap limits under its Stock Option Plan. Although analysis was still ongoing, this issue should have been communicated to the Finance Department while financial statements were being prepared for the September 30, 2006, Form 10-Q filing. This control deficiency contributed to a restatement of the Company’s September 30, 2006 financial statements, affecting accrued liabilities, other equity and selling, general and administrative expenses, and related disclosures.
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
     PricewaterhouseCoopers LLP, which has audited the Company’s consolidated financial statements for the year ended December 31, 2006, has also audited management’s assessment of the Company’s internal control over financial reporting under Auditing Standard No. 2 of the Public Company Accounting Oversight Board. See Report of Independent Registered Public Accounting Firm on pages 76 to 78.

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
     The Company will enhance its controls in reviewing its real estate lease arrangements to determine the correct accounting treatment. Management is currently considering various ways of meeting this objective effectively.
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
MANAGEMENT CEASE TRADE ORDER
     On April 3, 2007 certain directors, senior officers and certain former employees were prohibited from trading in the securities of the Company pursuant to management cease trade orders issued by the OSC and certain other provincial securities regulators in connection with the delay in filing of the certain of the Company’s financial statements. These orders are still in effect, and have been varied to add Joseph Sparacio, the Company’s Chief Financial Officer. After the Company has filed the restated financial statements in this Form 10-K/A and the restated financial statements in Amended Quarterly Reports on Form 10-Q/A for the quarters ended March 31, 2007 and June 30, 2007 it intends to make an application to terminate the orders.
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

IMAX CORPORATION
Item 10. Directors, Executive Officers and Corporate Governance (cont’d)
CODE OF ETHICS
     The Company has a Code of Ethics applicable to all employees, including the Company’s Co-Chief Executive Officers, Chief Financial Officer and Co-Controllers and all other persons performing similar functions, and all directors and consultants. A copy of the Code of Ethics is available, without charge, at www.imax.com or upon written request to the Company at IMAX Corporation, 2525 Speakman Drive, Mississauga, Ontario, Canada, L5K 1B1, Attention: Corporate Secretary. Any amendments to, or waivers of, the Code of Ethics which specifically relate to any financial professional will be disclosed promptly following the date of such amendment or waiver at www.imax.com.
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
     A Co-CEO whose employment terminates other than for cause prior to August 1, 2010 will receive benefits in the form of monthly annuity payments until the earlier of a change of control or August 1, 2010 at which time the Co-CEO shall receive remaining benefits in the form of a lump sum payment. A Co-CEO who retires on or after August 1, 2010 shall receive benefits in the form of a lump sum payment.
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

IMAX CORPORATION
Item 11. Executive Compensation (cont’d)
COMPENSATION DISCUSSION AND ANALYSIS (cont’d)
Compensation Committee Report
     The Board of Directors has reviewed and discussed the Company’s Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on this review and discussion, the Board of Directors recommended that the Compensation Discussion and Analysis be included in the 2006 Annual Report on Form 10-K.
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

							Change in
	Year ended					Option	Pension	All Other
Name and Principal Position of	December	Salary		Bonus		Awards	Value	Compensation		Total
Named Executive Officer	31	($)		($)		($)	($)	($)		($)

Richard L. Gelfond	2006	500,000		150,000	(1)	(2)	(3)	34,640	(4)	684,640
Co-Chairman & Co-Chief Executive Officer

Bradley J. Wechsler	2006	500,000		150,000	(1)	(2)	(5)	39,429	(6)	689,429
Co-Chairman & Co-Chief Executive Officer

Francis T. Joyce (7)	2006	222,962		n/a		n/a	n/a	4,652	(8)	227,614
Chief Financial Officer

Edward MacNeil (9)	2006	225,000	(10)	45,000	(1)	n/a	n/a	27,920	(11)	297,920
Chief Financial Officer

Greg Foster	2006	658,846		375,000	(1)	(2)	n/a	201,060	(12)	1,234,906
Chairman & President, Filmed Entertainment

Robert D. Lister	2006	364,783		150,000	(1)	(2)	n/a	90,584	(13)	605,367
Executive Vice President, Business and Legal Affairs, Corporate Communications & General Counsel

David B. Keighley	2006	320,758		245,000		(2)	n/a	10,135	(14)	575,893
Executive Vice President & President, David Keighley Productions 70MM Inc.

(1)	These amounts are paid under annual incentive arrangements that the Company has with each of the Named Executive Officers, as detailed below in “Employment Agreements and Potential Payments upon Termination or Change-in-Control”.

(2)	Not included are options awarded to the Named Executive Officer in 2006 which were subsequently cancelled by the Company.

(3)	The actuarial present value of the Named Executive Officer’s accumulated benefit under the Supplemental Executive Retirement Plan at December 31, 2006 decreased by $1,370,911, as compared to December 21, 2005.

IMAX CORPORATION
Item 11. Executive Compensation (cont’d)
SUMMARY COMPENSATION TABLE (cont’d)
(4)	This amount reflects (i) $360 for the payment by the Company of life insurance premiums on the life Mr. Gelfond, (ii) $4,400 for contributions to the Company’s defined contribution pension plans, and (iii) $29,880 for personal use of Company provided automobile.

(5)	The actuarial present value of the Named Executive Officer’s accumulated benefit under the Supplemental Executive Retirement Plan at December 31, 2006 decreased by $2,697,286, as compared to December 21, 2005.

(6)	This amount reflects (i) $360 for the payment by the Company of life insurance premiums on the life of Mr. Wechsler, (ii) $4,400 for contributions to the Company’s defined contribution pension plans, and (iii) $34,669 for personal use of Company provided automobile.

(7)	During the fiscal year ended December 31, 2006, Mr. Joyce served as Chief Financial Officer from January 1 to September 12.

(8)	This amount reflects (i) $252 for the payment by the Company of life insurance premiums on the life of Mr. Joyce, and (ii) $4,400 for contributions to the Company’s defined contribution pension plans. Perquisites and other personal benefits for Mr. Joyce did not exceed $10,000.

(9)	During the fiscal year ended December 31, 2006, Mr. MacNeil served as Chief Financial Officer from September 12 to December 31.

(10)	Mr. MacNeil’s salary compensation was earned in Canadian dollars. The Canadian compensation values have been converted to and reported in U.S. dollars using the Bank of Canada noon rate for the last day of the month preceding an actual payment date.
(11)	This amount reflects (i) $670 for the payment by the Company of life insurance premiums on the life of Mr. MacNeil, (ii) $11,229 for contributions to the Company’s defined contribution pension plans, (iii) $9,989 for allowance for personal automobile use and (iv) $6,032 for extraordinary personal travel expenses incurred at the request of the Company.
(12)	This amount reflects (i) $3,160 for the payment by the Company of life insurance premiums on the life of Mr. Foster, (ii) $4,400 for contributions to the Company’s defined contribution pension plans, and (iii) $193,500 for consideration of the cancellation of options granted in 2006. Perquisites and other personal benefits for Mr. Foster did not exceed $10,000.
(13)	This amount reflects (i) $360 for the payment by the Company of life insurance premiums on the life of Mr. Lister, (ii) $4,400 for contributions to the Company’s defined contribution pension plans, (iii) $18,011 for personal use of Company provided automobile, (iv) $9,313 for extraordinary personal travel expenses incurred at the request of the Company, and (v) $58,500 for consideration of the cancellation of options granted in 2006.
(14)	This amount reflects (i) $360 for the payment by the Company of life insurance premiums on the life of Mr. Keighley, (ii) $4,400 for contributions to the Company’s defined contribution pension plans, (iii) 5,375 for consideration of the cancellation of options granted in 2006. Perquisites and other personal benefits for Mr. Keighley did not exceed $10,000.
GRANTS OF PLAN-BASED AWARDS
     During the fiscal year ended December 31, 2006, stock option grants were made to certain Named Executive Officers which were subsequently cancelled by the Company.

IMAX CORPORATION
Item 11. Executive Compensation (cont’d)
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
     The following table sets forth information relating to unexercised options for each Named Executive Officer outstanding as of December 31, 2006:

Option Awards
	Number of Securities	Number of Securities
	Underlying	Underlying Unexercised	Option
	Unexercised Options	Options	Exercise
	(#)	(#)	Price
Name	Exercisable	Unexercisable(1)	($)	Option Expiration Date

Richard L. Gelfond	100,000	Nil	3.51	February 28, 2009
	532,000	Nil	4.85	April 23, 2012
	68,000	Nil	7.00	June 5, 2012
	450,000	Nil	5.24	June 3, 2014

Bradley J. Wechsler	100,000	Nil	3.51	February 28, 2009
	532,000	Nil	4.85	April 23, 2012
	68,000	Nil	7.00	June 5, 2012
	450,000	Nil	5.24	June 3, 2014

Francis T. Joyce	40,000	Nil	2.75	May 15, 2008

Edward MacNeil	4,000	Nil	3.04	April 16, 2008
	8,250	Nil	7.45	August 14, 2010
	2,500	7,500(2)	5.59	June 24, 2011

Greg Foster	17,500	Nil	3.41	March 19, 2011
	25,000	Nil	2.99	February 11, 2009
	75,000	Nil	3.98	March 19, 2009
	100,000	Nil	4.83	September 6, 2009
	50,000	Nil	4.60	March 18, 2010
	50,000	Nil	6.89	November 1, 2011
	50,000	50,000(3)	6.89	November 1, 2011

Robert D. Lister	35,000	Nil	3.04	April 16, 2008
	25,000	Nil	2.99	February 11, 2009
	15,000		4.15	August 15, 2009
	51,250		7.45	August 14, 2010
	13,750	41,250(4)	5.59	June 24, 2011

David B. Keighley	5,000		7.45	August 14, 2010
	2,250	11,250(5)	5.59	June 24, 2011

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
PENSION BENEFITS
     The following table sets forth information relating to each defined benefit pension plan that provides for payments or other benefits at, following, or in connection with retirement, as of December 31, 2006:

			Present Value of
		Number of Years of	Accumulated	Payments During
		Credited Service	Benefits	Last Fiscal Year
Name	Plan Name	(#)	($)	($)
Richard L. Gelfond	Supplemental Executive Retirement Plan	5.5	10,867,346	Nil
Bradley J. Wechsler	Supplemental Executive Retirement Plan	5.5	16,155,482	Nil
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

IMAX CORPORATION
Item 11. Executive Compensation (cont’d)
EMPLOYMENT AGREEMENTS AND POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL (cont’d)
Messrs. Gelfond and Wechsler (cont’d)
     On March 8, 2006, the Company entered into amendments to the employment agreements of the Co-CEOs (the “2006 Amendments”). The 2006 Amendments provided that each of the Co-CEOs would be paid a base salary of $500,000 for 2006 and be considered for a bonus payable in 2007 based upon performance to December 31, 2006, with a guaranteed bonus of $750,000 paid for 2006 in the event of a change of control of the Company. Pursuant to the 2006 Amendments, on March 10, 2006 the Co-CEOs were each granted 75,000 options to purchase common shares, which options were subsequently cancelled by the Company on June 13, 2007 for no consideration. In addition, if there is a change of control of the Company on or before March 10, 2008, the Co-CEOs will each receive an incentive bonus equal to the product of (a) 225,000 and (b) the difference between the closing price of the Company’s common shares upon such change of control and the closing price of the Company’s shares on March 10, 2006. The 2006 Amendments provide that if a Co-CEO’s employment is terminated without cause prior to the end of the employment term, or if his agreement is not renewed, the Company must continue to pay the Co-CEO his annual salary and bonus for twelve months. In conjunction with the 2006 Amendments, the Co-CEOs and the Company agreed to amend the SERP as more fully described above in “Compensation Discussion and Analysis – Retirement and Pension Plans ”.
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
     The following table sets forth information regarding the Company’s Equity Compensation Plan as of December 31, 2006:

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted average	future issuance under
	exercise of	exercise price of	equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))

	(a )	(b )	(c )
Equity compensation plans approved by security holders	5,100,995	$7.12	1,873,662

Equity compensation plans not approved by security holders	nil	nil	nil

Total	5,100,995	$7.12	1,873,662

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
Suite 2100, 110 East 59 th Street, New York, New York

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
SECURITY OWNERSHIP OF MANAGEMENT
     The following table sets forth information with respect to the beneficial ownership of the Company’s common shares as of June 30, 2007 or as otherwise indicated in the notes below, including (i) all directors and the Named Executive Officers, individually, and (iii) all directors and executive officers as a group:

	Amount and Nature of Beneficial		Percent of Outstanding
Name of Beneficial Owner of Common Shares	Ownership of Common Shares		Common Shares

Richard L. Gelfond	2,722,900	(1)	6.6%
Bradley J. Wechsler	2,682,800	(2)	6.5%
Neil S. Braun	24,000	(3)	*
Kenneth G. Copland	83,865	(4)	*
Garth M. Girvan	87,636	(5)	*
David W. Leebron	25,892	(6)	*
Marc A. Utay	1,336,065	(7)	3.3%
Francis T. Joyce	47,500	(8)	*
Edward MacNeil	16,750	(9)	*
Greg Foster	383,500	(10)	*
Robert D. Lister	160,000	(11)	*
David B. Keighley	10,650	(12)	*
All directors and executive officers as a group (18 persons)	7,789,884	(13)	17.8%

*	less than 1%
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
     No director or executive officer of the Company, or any security holder of record as of the date of the 2006 Annual Report on Form 10-K who owned, of record or to the Company’s knowledge, more than 5% of the Company’s outstanding common shares, or any member of such person’s immediate family, had any material interest, direct or indirect, in any transaction during the last fiscal year, or since the commencement of the current fiscal year, in any completed or proposed transaction except for the following:
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
ALL OTHER FEES
     PwC did not bill the Company for services rendered in respect of the fiscal year ended December 31, 2006 (2005 – nil), other than the services described above.
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

(a)(2)	Financial Statement Schedules

Financial statement schedule for each year in the three-year period ended December 31, 2006.

II. Valuation and Qualifying Accounts.

(a)(3)	Exhibits

The items listed as Exhibits 10.1 to 10.21 relate to management contracts or compensatory plans or arrangements.

Exhibit
No.	Description

3.1	Articles of Amendment of IMAX Corporation, dated June 25, 2004. Incorporated by reference to Exhibit 3.2 to IMAX Corporation’s Form 10-Q for the quarter ended June 30, 2004 (File No. 000-24216).

3.2	By-Law No.1 of IMAX Corporation enacted on June 3, 2004. Incorporated by reference to Exhibit 3.3 to IMAX Corporation’s Form 10-Q for the quarter ended June 30, 2004 (File No. 000-24216).

4.1	Shareholders’ Agreement, dated as of January 3, 1994, among WGIM Acquisition Corporation, the Selling Shareholders as defined therein, Wasserstein Perella Partners, L.P., Wasserstein Perella Offshore Partners, L.P., Bradley J. Wechsler, Richard L. Gelfond and Douglas Trumbull (the “Selling Shareholders’ Agreement”). Incorporated by reference to Exhibit 4.1 to IMAX Corporation’s Form 10-K for the year ended December 31, 2006 (File No. 000-24216).

4.2	Amendment, dated as of March 1, 1994, to the Selling Shareholders’ Agreement. Incorporated by reference to Exhibit 4.2 to IMAX Corporation’s Form 10-K for the year ended December 31, 2006 (File No. 000-24216).

4.3	Registration Rights Agreement, dated as of February 9, 1999, by and among IMAX Corporation, Wasserstein Perella Partners, L.P., Wasserstein Perella Offshore Partners, L.P., WPPN Inc., the Michael J. Biondi Voting Trust, Bradley J. Wechsler and Richard L. Gelfond. Incorporated by reference to Exhibit 4.3 to IMAX Corporation’s Form 10-K for the year ended December 31, 2006 (File No. 000-24216).

4.4	Indenture, dated as of April 9, 1996, between IMAX Corporation and Chemical Bank, as Trustee, related to the issue of the 5.75% Convertible Subordinated Notes due April 1, 2003. Incorporated by reference to Exhibit 4.3 to Amendment No.1 to IMAX Corporation’s Registration Statement on Form F-3 (File No. 333-5212).

4.5	Indenture, dated as of December 4, 1998, between IMAX Corporation and U.S. Bank Trust, N.A., as Trustee, related to the issue of the 7.875% Senior Notes due December 1, 2005. Incorporated by reference to IMAX Corporation’s Exhibit 4.9 to Form 10-K for the year ended December 31, 1998 (File No. 000-24216).

4.6	Registration Rights Agreement, dated as of December 4, 2003, by and among IMAX Corporation, the Guarantors (as defined therein), Credit Suisse First Boston LLC, Jefferies & Company, Inc., Wachovia Capital Markets, LLC and U.S. Bancorp Piper Jaffray Inc., relating to the issuance of 9.625% Senior Notes due 2010. Incorporated by reference to Exhibit 4.2 to IMAX Corporation’s Registration Statement on Form S-4 (File No. 333-113141).

4.7	Indenture, dated as of December 4, 2003, by and among IMAX Corporation, the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee, related to the issue of the 9.625% Senior Notes due December 1, 2010. Incorporated by reference to Exhibit 4.3 to IMAX Corporation’s Registration Statement on Form S-4 (File No. 333-113141).

4.8	Supplemental Indenture, dated as of April 1, 2004, among IMAX Corporation, the Existing Guarantors (as defined therein), the Guaranteeing Subsidiaries (as defined therein) and U.S. Bank National Association, as trustee under the Indenture. Incorporated by reference to Exhibit 4.8 to IMAX Corporation’s Form 10-K for the year ended December 31, 2005 (File No. 000-24216).

IMAX CORPORATION
Item 15. Exhibits, Financial Statement Schedules (cont’d)
(a)(3)	Exhibits (cont’d)

Exhibit
No.	Description

4.9	Second Supplemental Indenture, dated as of July 14, 2004, among IMAX Corporation, the Existing Guarantors (as defined therein), the First Supplemental Guarantors named in the Supplemental Indenture, the Guaranteeing Subsidiary (as defined therein) and U.S. Bank National Association, as trustee under the Indenture. Incorporated by reference to Exhibit 4.9 to IMAX Corporation’s Form 10-K for the year ended December 31, 2005 (File No. 000-24216).

4.10	Fourth Supplemental Indenture, dated April 10, 2006, among IMAX Corporation, the Existing Guarantors (as defined therein), the First Supplemental Guarantors named in the Supplemental Indenture, the Second Supplemental Guarantors named in the Second Supplemental Indenture, the Guaranteeing Subsidiaries (as defined therein) and U.S. Bank National Association, as trustee under the Indenture. Incorporated by reference to Exhibit 4.10 to IMAX Corporation’s Form 10-Q for the quarter ended June 30, 2006 (File No. 000-24216).

4.11	Fifth Supplemental Indenture, dated June 19, 2006, among IMAX Corporation, the Existing Guarantors (as defined therein), First Supplemental Guarantors named in the Supplemental Indenture, the Second Supplemental Guarantor named in the Second Supplemental Indenture, the Fourth Supplemental Guarantors named in the Fourth Supplemental Indenture, the Guaranteeing Subsidiary (as defined therein) and U.S. Bank National Association, as trustee under the Indenture. Incorporated by reference to Exhibit 4.11 to IMAX Corporation’s Form 10-Q for the quarter ended June 30, 2006 (File No. 000-24216).

4.12	Sixth Supplemental Indenture, dated as of November 9, 2006, among IMAX Corporation, the Existing Guarantors (as defined therein), the First Supplemental Guarantors named in the Supplemental Indenture, the Second Supplemental Guarantors named in the Second Supplemental Indenture, the Fourth Supplemental Guarantors named in the Fourth Supplemental Indenture, the Fifth Supplemental Guarantors named in the Fifth Supplemental Indenture, the Guaranteeing Subsidiary (as defined therein) and U.S. Bank National Association, as trustee under the Indenture. Incorporated by reference to Exhibit 4.12 to IMAX Corporation’s Form 10-K for the year ended December 31, 2006 (File No. 000-24216).

4.13	Seventh Supplemental Indenture, dated as of January 29, 2007, among IMAX Corporation, the Existing Guarantors (as defined therein), the First Supplemental Guarantors named in the Supplemental Indenture, the Second Supplemental Guarantors named in the Second Supplemental Indenture, the Fourth Supplemental Guarantors named in the Fourth Supplemental Indenture, the Fifth Supplemental Guarantors named in the Fifth Supplemental Indenture, the Sixth Supplemental Guarantors named in the Sixth Supplemental Indenture, the Guaranteeing Subsidiary (as defined therein) and U.S. Bank National Association, as trustee under the Indenture. Incorporated by reference to Exhibit 4.13 to IMAX Corporation’s Form 10-K for the year ended December 31, 2006 (File No. 000-24216).

4.14	Eighth Supplemental Indenture, dated as of March 26, 2007, among IMAX Corporation, the Existing Guarantors (as defined there in), the First Supplemental Guarantors named in the Supplemental Indenture, the Second Supplemental Guarantors named in the Second Supplemental Indenture, the Fourth Supplemental Guarantors named in the Fourth Supplemental Indenture, the Fifth Supplemental Guarantors named in the Fifth Supplemental Indenture, the Sixth Supplemental Guarantors named in the Sixth Supplemental Indenture, the Seventh Supplemental Guarantors named in the Seventh Supplemental Indenture, the Guaranteeing Subsidiary (as defined therein) and U.S. Bank National Association, as trustee under the Indenture. Incorporated by reference to Exhibit 4.14 to IMAX Corporation’s Form 10-K for the year ended December 31, 2006 (File No. 000-24216).

4.15	Consent and Forbearance Agreement, dated April 2, 2007, by and between IMAX Corporation and Plainfield Special Situations Master Fund Limited. Incorporated by reference to Exhibit 4.15 to IMAX Corporation’s Form 10-K for the year ended December 31, 2006 (File No. 000-24216).

4.16	Ninth Supplemental Indenture, dated as of April 16, 2007, among IMAX Corporation, the Existing Guarantors (as defined there in), the First Supplemental Guarantors named in the Supplemental Indenture, the Second Supplemental Guarantors named in the Second Supplemental Indenture, the Fourth Supplemental Guarantors named in the Fourth Supplemental Indenture, the Fifth Supplemental Guarantors named in the Fifth Supplemental Indenture, the Sixth Supplemental Guarantors named in the Sixth Supplemental Indenture, the Seventh Supplemental Guarantors named in the Seventh Supplemental Indenture, the Eighth Supplemental Guarantors named in the Eighth Supplemental Indenture and U.S. Bank National Association, as trustee under the Indenture. Incorporated by reference to Exhibit 4.16 to IMAX Corporation’s Form 10-K for the year ended December 31, 2006 (File No. 000-24216).

IMAX CORPORATION
Item 15. Exhibits, Financial Statement Schedules (cont’d)
(a)(3)	Exhibits (cont’d)

Exhibit
No.	Description

4.17	Tenth Supplemental Indenture, dated as of March 30, 2007, among IMAX Corporation, the Existing Guarantors (as defined there in), the First Supplemental Guarantors named in the Supplemental Indenture, the Second Supplemental Guarantors named in the Second Supplemental Indenture, the Fourth Supplemental Guarantors named in the Fourth Supplemental Indenture, the Fifth Supplemental Guarantors named in the Fifth Supplemental Indenture, the Sixth Supplemental Guarantors named in the Sixth Supplemental Indenture, the Seventh Supplemental Guarantors named in the Seventh Supplemental Indenture, the Eighth Supplemental Guarantors named in the Eighth Supplemental Indenture, the Ninth Supplemental Guarantors named in the Ninth Supplemental Indenture, the Guaranteeing Subsidiary (as defined therein) and U.S. Bank National Association, as trustee under the Indenture. Incorporated by reference to Exhibit 4.17 to IMAX Corporation’s Form 10-K for the year ended December 31, 2006 (File No. 000-24216).

10.1	Stock Option Plan of IMAX Corporation, dated August 12, 2004. Incorporated by reference to Exhibit 10.1 to IMAX Corporation’s Form 10-Q for the quarter ended September 30, 2004 (File No. 000-24216).

10.2	IMAX Corporation Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2006. Incorporated by reference to Exhibit 10.2 to IMAX Corporation’s Form 10-K for the year ended December 31, 2006 (File No. 000-24216).

10.3	Employment Agreement, dated July 1, 1998, between IMAX Corporation and Bradley J. Wechsler. Incorporated by reference to Exhibit 10.3 to IMAX Corporation’s Form 10-K for the year ended December 31, 2006 (File No. 000-24216).

10.4	Amended Employment Agreement, dated July 12, 2000, between IMAX Corporation and Bradley J. Wechsler. Incorporated by reference to Exhibit 10.4 to IMAX Corporation’s Form 10-K for the year ended December 31, 2006 (File No. 000-24216).

10.5	Amended Employment Agreement, dated March 8, 2006, between IMAX Corporation and Bradley J. Wechsler. Incorporated by reference to Exhibit 10.8 to IMAX Corporation’s Form 10-K for the year ended December 31, 2005 (File No. 000-24216).

10.6	Amended Employment Agreement, dated February 15, 2007, between IMAX Corporation and Bradley, J. Wechsler. Incorporated by reference to Exhibit 10.31 to IMAX Corporation’s Form 8-K dated February 16, 2007 (File No. 000-24216).

10.7	Employment Agreement, dated July 1, 1998, between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.7 to IMAX Corporation’s Form 10-K for the year ended December 31, 2006 (File No. 000-24216).

10.8	Amended Employment Agreement, dated July 12, 2000, between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.8 to IMAX Corporation’s Form 10-K for the year ended December 31, 2006 (File No. 000-24216).

10.9	Amended Employment Agreement, dated March 8, 2006, between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.14 to IMAX Corporation’s Form 10-K for the year ended December 31, 2005 (File No. 000-24216).

10.10	Amended Employment Agreement, dated February 15, 2007, between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.30 to IMAX Corporation’s Form 8-K dated February 16, 2007 (File No. 000-24216).

10.11	Employment Agreement, dated March 9, 2006, between IMAX Corporation and Greg Foster. Incorporated by reference to Exhibit 10.18 to IMAX Corporation’s Form 10-K for the year ended December 31, 2005 (File No. 000-24216).

10.12	Employment Agreement, dated May 9, 2001, between IMAX Corporation and Francis T. Joyce. Incorporated by reference to Exhibit 10.3 to IMAX Corporation’s Form 10-K for the year ended December 31, 2002 (File No. 000-24216).

10.13	Amended Employment Agreement, dated May 14, 2003, between IMAX Corporation and Francis T. Joyce. Incorporated by reference to Exhibit 10.16 to IMAX Corporation’s Form 10-Q for the quarter ended June 30, 2003 (File No. 000-24216).

10.14	Employment Agreement, dated May 17, 1999, between IMAX Corporation and Robert D. Lister. Incorporated by reference to Exhibit 10.14 to IMAX Corporation’s Form 10-K for the year ended December 31, 2002 (File No. 000-24216).

IMAX CORPORATION
Item 15. Exhibits, Financial Statement Schedules (cont’d)
(a)(3)	Exhibits (cont’d)

Exhibit
No.	Description

10.15	Letter Agreement, dated August 21, 2000 between IMAX Corporation and Robert D. Lister. Incorporated by reference to Exhibit 10.15 to IMAX Corporation’s Form 10-K for the year ended December 31, 2006 (File No. 000-24216).

10.16	Amended Employment Agreement, dated April 4, 2001 between IMAX Corporation and Robert D. Lister. Incorporated by reference to Exhibit 10.15 to IMAX Corporation’s Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-24216).

10.17	Amended Employment Agreement, dated January 1, 2004, between IMAX Corporation and Robert D. Lister. Incorporated by reference to Exhibit 10.17 to IMAX Corporation’s Registration Statement on Form S-4 (File No. 333-113141).

10.18	Third Amending Agreement, dated February 14, 2006, between IMAX Corporation and Robert D. Lister. Incorporated by reference to Exhibit 10.21 to IMAX Corporation’s Form 8-K dated February 20, 2006 (File No. 000-24216).

10.19	Fourth Amending Agreement, dated October 5, 2006, between IMAX Corporation and Robert D. Lister. Incorporated by reference to Exhibit 10.28 to IMAX Corporation’s Form 10-Q for the quarter ended September 30, 2006 (File No. 000-24216).

10.20	Summary of Employment Arrangement, dated November 6, 2006, between IMAX Corporation and Edward MacNeil. Incorporated by reference to Exhibit 10.29 to IMAX Corporation’s Form 10-Q for the quarter ended September 30, 2006 (File No. 000-24216).

10.21	Statement of Directors’ Compensation, dated August 11, 2005. Incorporated by reference to Exhibit 10.20 to IMAX Corporation’s Form 10-Q for the quarter ended September 30, 2005 (File No. 000-24216).

10.22	Loan Agreement, dated as of February 6, 2004 by and between Congress Financial Corporation (Canada) and IMAX Corporation. Incorporated by reference to Exhibit 10.22 to IMAX Corporation’s Registration Statement on Form S-4 (File No. 333-113141).

10.23	First Amendment to the Loan Agreement, dated June 30, 2005, between Congress Financial Corporation (Canada) and IMAX Corporation. Incorporated by reference to Exhibit 10.22 to IMAX Corporation’s Form 10-Q for the quarter ended June 30, 2005 (File No. 000-24216).

10.24	Second Amendment to the Loan Agreement, as of and with effect May 16, 2006, between IMAX Corporation and Wachovia Capital Finance Corporation (Canada) (formerly, Congress Financial Corporation (Canada)). Incorporated by reference to Exhibit 10.27 to IMAX Corporation’s Form 10-Q for the quarter ended June 30, 2006 (File No. 000-24216).

21	Subsidiaries of IMAX Corporation. Incorporated by reference to Exhibit 21 to IMAX Corporation’s Form 10-K for the fiscal year ended December 31, 2006 (File No. 000-24216).

*23	Consent of PricewaterhouseCoopers LLP.

24	Power of Attorney of certain directors. Incorporated by reference to Exhibit 24 to IMAX Corporation’s Form 10-K for the fiscal year ended December 31, 2006 (File No. 000-24216).

*31.1	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated November 5, 2007, by Bradley J. Wechsler.

*31.2	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated November 5, 2007, by Richard L. Gelfond.

*31.3	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated November 5, 2007, by Joseph Sparacio.

*32.1	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated November 5, 2007, by Bradley J. Wechsler.

*32.2	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated November 5, 2007, by Richard L. Gelfond.

*32.3	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated November 5, 2007, by Joseph Sparacio.

*	Filed herewith

IMAX CORPORATION
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAX CORPORATION
By	/s/ JOSEPH SPARACIO
Joseph Sparacio
Chief Financial Officer

Date: November 5, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 5, 2007.

/s/ BRADLEY J. WECHSLER	/s/ RICHARD L. GELFOND	/s/ JOSEPH SPARACIO

Bradley J. Wechsler Director and Co-Chief Executive Officer (Principal Executive Officer)	Richard L. Gelfond Director and Co-Chief Executive Officer (Principal Executive Officer)	Joseph Sparacio Chief Financial Officer (Principal Financial Officer)

/s/ JEFFREY VANCE	/s/ VIGNA VIVEKANAND	NEIL S. BRAUN*

Jeffrey Vance Co-Controller (Principal Accounting Officer)	Vigna Vivekanand Co-Controller (Principal Accounting Officer)	Neil S. Braun Director

KENNETH G. COPLAND*	GARTH M. GIRVAN*	DAVID W. LEEBRON*

Kenneth G. Copland Director	Garth M. Girvan Director	David W. Leebron Director

MARC A. UTAY*
Marc A. Utay Director

By	* /s/ EDWARD MacNEIL
Edward MacNeil (as attorney-in-fact)

IMAX CORPORATION
Schedule II
Valuation and Qualifying Accounts
(In thousands of U.S. dollars)

		Additions /
	Balance at	(recoveries)	Other
	beginning	charged to	additions /		Balance at
	of year	expenses	(deductions)		end of year

Allowance for net investment in leases
Year ended December 31, 2004 — as restated	$6,743	$(628)	$—		$6,115
Year ended December 31, 2005 — as restated	$6,115	$(1,153)	$(2,194	)(1)	$2,768
Year ended December 31, 2006	$2,768	$(323)	$—		$2,445

Allowance for doubtful accounts receivable
Year ended December 31, 2004 — as restated	$7,278	$(860)	$(841	)(1)	$5,577
Year ended December 31, 2005 — as restated	$5,577	$144	$(3,248	)(1)	$2,473
Year ended December 31, 2006	$2,473	$1,389	$(609	)(1)	$3,253

Deferred income tax valuation allowance
Year ended December 31, 2004 — as restated	$50,019	$(3,267)	$—		$46,752
Year ended December 31, 2005 — as restated	$46,752	$(492)	$—		$46,260
Year ended December 31, 2006 — as restated	$46,260	$8,342	$—		$54,602

Provision for loans receivable
Year ended December 31, 2004	$11,900	$(800)	$—		$11,100
Year ended December 31, 2005	$11,100	$(1,699)	$(9,401	)(2)	$—
Year ended December 31, 2006	$—	$—	$—		$—

(1)	Deduction amounts represent write-offs of amounts previously charged to the provision.

(2)	Loans were settled on December 29, 2005 in exchange for payments received in the first quarter of 2006.