Form 10-Q/A
period 2007-03-31
IMAX CORP
filed 2007-11-06
CIK 921582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
Amendment No. 1 to Form 10-Q

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

IMAX CORPORATION
Amendment No. 1 to Form 10-Q

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

Item 3. Quantitative and Qualitative Factors about Market Risk	54

Item 4. Controls and Procedures	55

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	58

Item 1A. Risk Factors	60

Item 6. Exhibits	60

Signatures	61
EX-31.1
EX-31.2
EX-31.3
EX-32.1
EX-32.2
EX-32.3

IMAX CORPORATION
EXPLANATORY NOTE TO QUARTERLY REPORT ON FORM 10-Q/A
IMAX Corporation together with its wholly-owned subsidiaries (the “Company”) previously announced its intention to restate its consolidated financial statements for the years ended December 31, 2002, 2003, 2004, 2005 and 2006, and the first six months of 2007. The Company files this Amendment No. 1 to its first quarter 2007 Quarterly Report on Form 10-Q, (this “Form 10-Q/A”), to reflect the correction of errors that were contained in the Company’s first quarter 2007 Quarterly Report on Form 10-Q, originally filed with the Securities and Exchange Commission (“SEC”) on July 20, 2007, (“the Original 2007 First Quarter Form 10-Q”). The Company also amends portions of its Original 2007 First Quarter Form 10-Q in response to a comment letter received from the SEC. In this Form 10-Q/A, the Company has corrected certain errors with regard to its lease-related accounting practices as they related to the Company’s owned and operated theaters and office facilities, sponsorship revenue at its owned and operated theaters, corrected a revenue recognition error for a 2002 transaction, revised the presentation of discontinued operations in the consolidated statement of cash flows, enhanced disclosures relating to its credit facilities and revenue recognition accounting policies and updated the disclosure with respect to its legal proceedings. The Company is also updating Item 4. Controls and Procedures in connection with such changes.
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

IMAX CORPORATION
PART I FINANCIAL INFORMATION
Item 1. Financial Statements
The following Condensed Consolidated Financial Statements are filed as part of this Report:

IMAX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
In accordance with United States Generally Accepted Accounting Principles
(in thousands of U.S. dollars)

	March 31,
	2007	December 31,
	(unaudited)	2006
	As restated	As restated
	(note 3)	(note 3)
Assets
Cash and cash equivalents	$25,252	$25,123
Short-term investments	2,141	2,115
Accounts receivable, net of allowance for doubtful accounts of $3,362 (2006 - $3,253)	18,725	26,017
Financing receivables (note 4)	65,884	65,878
Inventories (note 5)	26,664	26,913
Prepaid expenses	2,552	3,432
Film assets	1,160	1,235
Property, plant and equipment	23,519	24,639
Other assets	10,623	10,365
Deferred income taxes (note 12)	—	—
Goodwill	39,027	39,027
Other intangible assets	2,558	2,547

Total assets	$218,105	$227,291

Liabilities
Accounts payable	$5,306	$11,426
Accrued liabilities (notes 8(a), 9(i),13(a), 16(a), 16(c))	60,824	58,294
Deferred revenue	56,762	55,803
Senior Notes due 2010 (note 6)	160,000	160,000

Total liabilities	282,892	285,523

Commitments and contingencies (notes 8 and 9)

Shareholders’ deficit
Capital stock (note 13) Common shares – no par value. Authorized – unlimited number. Issued and outstanding – 40,285,574 (2006 – 40,285,574)	122,024	122,024
Other equity	3,054	2,937
Deficit	(191,208)	(184,375)
Accumulated other comprehensive income	1,343	1,182

Total shareholders’ deficit	(64,787)	(58,232)

Total liabilities and shareholders’ deficit	$218,105	$227,291

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
In accordance with United States Generally Accepted Accounting Principles
(in thousands of U.S. dollars, except per share amounts)
(unaudited)

	Three months ended March 31,
	2007	2006
	As restated	As restated
	(note 3)	(note 3)
Revenues
Equipment and product sales	$7,074	$7,774
Services	17,657	13,469
Rentals	1,286	979
Finance income	1,186	1,112

	27,203	23,334

Cost of goods sold, services and rentals
Equipment and product sales	3,943	4,206
Services	11,292	10,661
Rentals	560	477

	15,795	15,344

Gross margin	11,408	7,990

Selling, general and administrative expenses (note 10)	10,321	10,532
Research and development	1,495	915
Amortization of intangibles	136	192
Receivable provisions net of (recoveries) (note 11)	6	143

Loss from operations	(550)	(3,792)

Interest income	226	253
Interest expense	(4,249)	(4,157)

Loss from continuing operations before income taxes	(4,573)	(7,696)
(Provision for) recovery of income taxes	(167)	1,692

Net loss from continuing operations	(4,740)	(6,004)
Net earnings from discontinued operations	—	2,300

Net loss	$(4,740)	$(3,704)

Earnings (loss) per share
Earnings (loss) per share – basic and diluted:
Net loss from continuing operations	$(0.12)	$(0.15)
Net earnings from discontinued operations	$—	$0.06

Net loss	$(0.12)	$(0.09)

Other comprehensive income consists of:
Amortization of prior service credits (net of tax provision of $76)	$161	$—

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In accordance with United States Generally Accepted Accounting Principles
(in thousands of U.S. dollars)
(unaudited)

	Three months ended March 31,
	2007	2006
	As restated	As restated
	(note 3)	(note 3)
Cash provided by (used in):

Operating Activities
Net loss	$(4,740)	$(3,704)
Net (earnings) from discontinued operations	—	(2,300)
Items not involving cash:
Depreciation and amortization	3,006	3,402
Write-downs (note 11)	6	143
Change in deferred income taxes	(76)	(1,387)
Stock and other non-cash compensation	1,809	1,605
Non-cash foreign exchange gain	(109)	(29)
Interest on short-term investments	(26)	(85)
Investment in film assets	(1,340)	(1,651)
Changes in other non-cash operating assets and liabilities	2,863	(1,636)
Net cash used by operating activities from discontinued operations	(775)	—

Net cash provided by (used in) operating activities	618	(5,642)

Investing Activities
Purchases of short-term investments	(2,124)	(4,098)
Proceeds from maturities of short-term investments	2,124	4,097
Purchase of property, plant and equipment	(99)	(92)
Increase in other assets	(245)	(187)
Increase in other intangible assets	(148)	(91)
Net cash provided by investing activities from discontinued operations	—	3,493

Net cash provided by (used in) investing activities	(492)	3,122

Financing Activities
Common shares issued	—	254

Net cash provided by financing activities	—	254

Effects of exchange rate changes on cash	3	(35)

Increase (decrease) in cash and cash equivalents, during the year	129	(2,301)

Cash and cash equivalents, beginning of period	25,123	24,324

Cash and cash equivalents, end of period	$25,252	$22,023

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

The Company has evaluated its various variable interests to determine whether they are VIEs in accordance with Financial Accounting Standard Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). The Company has six film production companies that are VIEs. As the Company is exposed to the majority of the expected losses for one of the film production companies, the Company has determined that it is the primary beneficiary of this entity. The Company continues to consolidate this entity, with no material impact on the operating results or financial condition of the Company, as this production company has total assets and total liabilities of $nil as at March 31, 2007 (December 31, 2006 — $nil). For the other five film production companies which are VIEs, however, the Company did not consolidate these film entities since it does not bear the majority of the expected losses or expected residual returns. The Company equity accounts for these entities. As of March 31, 2007, these five VIEs have total assets of $0.4 million (December 31, 2006 — $0.4 million) and total liabilities of $0.4 million (December 31, 2006 — $0.4 million).

All significant intercompany accounts and transactions, including all intercompany profits on transactions with equity-accounted investees, have been eliminated.

These financial statements should be read in conjunction with the financial statements included in the Company’s Amended Annual Report on Form 10-K/A for the year ended December 31, 2006 (the “2006 Form 10-K/A”) which should be consulted for a summary of the significant accounting policies utilized by the Company. These interim financial statements are prepared following accounting policies consistent with the Company’s financial statements for the year ended December 31, 2006, except as noted below.

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
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
3.	Restatement of Previously Issued Financial Statements

As a result of certain transactions occurring during the 2007 fiscal year, the Company identified certain errors related to operating leases for its facilities and sponsorship revenues associated with its owned and operated theaters. In addition, the Company identified an error relating to revenue recognition, resulting from the Company’s review of one theater system arrangement which occurred in 2002 in response to comments received from the Staff of the Division of Corporate Finance of the SEC. As a result, the previously issued consolidated financial statements as at March 31, 2007 and December 31, 2006 and for the three months ended March 2007 and 2006, have been restated (the “Second Restatement”). The previously issued consolidated financial statements included in the Original 2007 First Quarter Form 10-Q, filed on July 20, 2007, had included restatements related to the consolidated financial statements for the three months ended March 31, 2006 (the “First Restatement”).

a)	First Restatement

In 2006, the Company effected a restatement of its prior period financial results due to discovery of certain errors related to: (a) revenue recognition resulting from the Company’s review of its theater system arrangements over the 5 year period ended December 31, 2006 in response to comments received from the staff of both the United States Securities and Exchange Commission (“SEC”) and the Ontario Securities Commission (“OSC”) which indicated insufficient analysis of various sales and lease transactions and the accounting effect of certain contractual provisions within them; and misallocations of consideration to elements within certain multiple element arrangements; (b) capitalization of costs into inventory and film assets and amortization of film assets in accordance with American Institute of Certified Public Accountants Statement of Position 00-2 “Accounting by Producers or Distributors of Films” (“SOP 00-2”); (c) income tax liabilities resulting from failure to make certain tax elections on a timely basis and (d) certain other items described under Other Adjustments in this note. In addition, in the preparation of the consolidated financial statements for the year ended December 31, 2006, the Company recorded other adjustments related to prior periods’ unadjusted differences that had been deemed not to be material and adjustments related to prior periods recorded through the 2006 opening shareholders’ deficit.

b)	Second Restatement

In October 2007, the Company announced that, after a review of its real estate leases, it had identified certain errors related to its accounting practices as they relate to such leases for certain of the Company’s owned and operated theaters and office facilities. The Company conducted this review after performing an analysis of a rent-abatement initiated in connection with the higher level of Finance Department oversight and awareness contemplated by the company’s ongoing remediation plan (see Item 4). The review focused on the Company’s historical accounting practice for recording the impact of rent holidays, abatements, escalation clauses and landlord construction allowances. The Company also reviewed its accounting for theater sponsorship revenue at its owned and operated theaters. As a result of this review, the Company concluded that certain of its prior practices were not in accordance with U.S. GAAP and the Company has restated its consolidated financial statements for prior periods. Information on the restatement of the consolidated balance sheet for the year ended December 31, 2006 is included in the 2006 Amended Annual Report on Form 10-K/A. The overall net impact of these restatement errors was an increase of $5.7 million in the March 31, 2007 closing deficit.

Furthermore, the Company identified an error relating to the classification of a theater system arrangement. The arrangement was originally treated as a sale with contingent minimums however, after further review of significant terms in the agreement it was determined that the arrangement should have been treated as an operating lease, the correction of which increased the March 31, 2007 closing deficit by $0.4 million.

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
3.	Restatement of Previously Issued Financial Statements (cont’d)

c)	Impact of the First Restatement

Revenue Recognition — Theater Systems

The Company’s revenue arrangements include multiple elements. In prior years, the Company considered each component of its theater systems to be a separate element. As a result, revenue was recognized when certain components were installed. As part of the review of its revenue recognition policy, the Company concluded its policy for revenue recognition on theater systems should be revised to treat all components of the theater system (including the projector, sound system, and screen system and, if applicable, 3D glasses cleaning machine), theater design support, supervision of installation, projectionist training and the use of that IMAX brand as a single deliverable and a single unit of accounting, (the “System Deliverable”). In addition, the Company revised its policy to recognize revenue only when all of the following conditions have been met: (i) the projector, sound system and screen system have been installed and are in full working condition, (ii) the 3D glasses cleaning machine, if applicable, has been delivered, (iii) projectionist training has been completed and (iv) the earlier of (a) receipt of written customer acceptance certifying the completion of installation and run-in testing of the equipment and the completion of projection training or (b) public opening of the theater. In conjunction with these changes, the Company undertook an extensive review of all of its revenue arrangements for theater systems for the period from 2002 to 2006. Three transactions which were originally recorded in 2005 (revenue and net earnings impact of $5.3 million and $2.7 million, respectively) were moved to the first quarter of 2006. One transaction which was originally recorded in the first quarter of 2006 (revenue and net earnings impact of $1.8 million and $0.4 million, respectively) was moved to the second quarter of 2006. The net impact of these adjustments was an increase in revenue and net earnings of $3.2 million and $2.1 million, respectively, for the quarter ended March 31, 2006.

Revenue Recognition — Other

As a result of the review of the revenue arrangements, the Company identified additional errors including the following:
▪	Based on an analysis of fair values of the elements within its arrangements, the Company determined that the allocations of consideration received and receivable to elements of multiple element arrangements were not updated to reflect the current fair values of particular elements, in particular fair values of maintenance and extended warranty services in the periods affected were not updated in accordance with the accounting guidance in Emerging Issues Task Force (“EITF”) Issue 00-21 and other applicable standards. This affected allocations of consideration in various arrangements to the System Deliverable, maintenance and extended warranty services, 3D glasses and film license credits. In addition, in certain arrangements, settlement income was adjusted to reflect the residual amount based on other elements being reflected at their fair values.

▪	The existence of certain non-standard contractual provisions resulted in the reclassification of: certain sales to sales-type lease transactions given lien rights were retained; certain sales-type leases to operating leases given substantially all of the benefits and risks of ownership had not passed to the customer and certain contractual default clauses impacted the timing of recognition of the minimum annual payments under the arrangements.

▪	Finance income continued to be recognized when the related financing receivables were impaired. The Company has corrected the error by discontinuing the recognition of finance income until the impairment issues were resolved.
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

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
3.	Restatement of Previously Issued Financial Statements (cont’d)

c)	Impact of the First Restatement (cont’d)

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

Other Adjustments

During the preparation of executive compensation information for the 2006 Annual Report on Form 10-K, the Company determined that the two Co-Chief Executive Officers ( Co-CEOs ) were entitled to postretirement health benefits since 2000 for which the obligation had not been included in the prior financial statements as required under SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other than Pensions”. As a result the Company should have accrued $0.2 million in 2000. SG&A has been increased by less than $0.1 million for the three months ended March 31, 2006.

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
3.	Restatement of Previously Issued Financial Statements (cont’d)

c)	Impact of the First Restatement (cont’d)

The following table presents the impact of the First Restatement on the Company’s previously issued consolidated statements of operations for the three months ended March 31, 2006:

								As
								Restated
		Revenue				Branch		Per
	As	Recognition-	Revenue			Level		Original
	Previously	Theater	Recognition-	Inventory	Film	Interest	Other	2007
	Reported(1)	Systems	Other	Costs	Accounting	Taxes	Adjustments	Form 10-Q
Revenues
Equipment and product sales	$4,679	$3,315	$(174)	$—	$—	$—	$—	$7,820
Services	13,708	—	243	—	(517)	—	—	13,434
Rentals	854	—	45	—	—	—	—	899
Finance income	1,177	(81)	16	—	—	—	—	1,112

	20,418	3,234	130	—	(517)	—	—	23,265

Costs of goods sold, services and rentals
Equipment and product sales	3,121	1,085	—	—	—	—	—	4,206
Services	10,828	14	—	—	(225)	—	—	10,617
Rentals	444	—	21	—	—	—	—	465

	14,393	1,099	21	—	(225)	—	—	15,288

Gross margin	6,025	2,135	109	—	(292)			7,977

Selling, general and administrative expenses	10,505	—	—	45	—	—	3	10,553
Research and development	915	—	—	—	—	—	—	915
Amortization of intangibles	192	—	—	—	—	—	—	192
Receivable provisions net of (recoveries)	143	—	—	—	—	—	—	143

Earnings from operations	(5,730)	2,135	109	(45)	(292)	—	(3)	(3,826)

Interest income	253	—	—	—	—	—	—	253
Interest expense	(4,174)	—	—	—	—	17	—	(4,157)

Earnings (loss) from continuing operations before income taxes	(9,651)	2,135	109	(45)	(292)	17	(3)	(7,730)
Recovery of (provision for) income taxes	1,530	—	—	—	—	162	—	1,692

Net earnings (loss) from continuing operations	(8,121)	2,135	109	(45)	(292)	179	(3)	(6,038)
Net earnings from discontinued operations	2,300	—	—	—	—	—	—	2,300

Net earnings (loss)	$(5,821)	$2,135	$109	$(45)	$(292)	$179	$(3)	$(3,738)

Earnings (loss) per share
Earnings (loss) per share – basic:
Net earnings (loss) from continuing operations	$(0.20)	$0.05	$—	$—	$—	$—	$—	$(0.15)
Net earnings from discontinued operations	$0.06	$—	$—	$—	$—	$—	$—	$0.06

Net (loss) earnings	$(0.14)	$0.05	$—	$—	$—	$—	$—	$(0.09)

Earnings (loss) per share – diluted:
Net earnings (loss) from continuing operations	$(0.20)	$0.05	$—	$—	$—	$—	$—	$(0.15)
Net earnings from discontinued operations	$0.06	$—	$—	$—	$—	$—	$—	$0.06

Net earnings (loss)	$(0.14)	$0.05	$—	$—	$—	$—	$—	$(0.09)

(1)	The Company has changed the presentation of revenues and cost of goods sold, services and rentals to conform to the presentation requirements specified in Regulation S-X of the Securities Exchange Act of 1934.

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
3.	Restatement of Previously Issued Financial Statements (cont’d)

d)	Impact of the Second Restatement

Operating Leases

FASB Statement No. 13, “Accounting for Leases” (“SFAS 13”), and related interpretations require that rent expense related to operating leases be recognized on a straight-line basis over the term of the lease commencing when a lessee takes possession of or controls the use of the space. In addition, FASB Technical Bulletin 88-1, “Issues Related to Accounting for Leases”, requires lease incentives, such as landlord construction allowances received to defray construction costs incurred by the Company, be reflected as a deferred lease incentive, amortized over the lease term as a reduction to rent expense. Previously, the Company had recognized certain rent reductions and escalation clauses based on cash payments beginning from the date of occupancy or lease commencement date, which had the effect of excluding any rent expense during the build-out period. In addition, in certain cases, the Company had not recorded landlord construction allowances as a deferred lease incentive. The Company has restated the current and prior periods’ consolidated financial statements to recognize net rent expense on a straight-line basis over the period from the date the Company obtains possession and control of the property to the end of the lease term. Net rent expense includes payments as required under the lease adjusted for rent holidays, abatements, escalation clauses and construction allowances. In addition, the Company adjusted depreciation and impairment charges to reflect the full cost of the leaseholds acquired. The net impact of these restatement errors on net earnings was a nominal reduction in the loss for the three months ended March 31, 2007 and the three months ended March 31, 2006.

Sponsorship Revenue

The Company also determined the accounting for theater sponsorship revenue should have been recognized on a straight–line basis over the contractual period of the sponsorship. Previously, the Company recorded these revenues based on cash collections. The net impact of these restatement errors was a nominal reduction in the loss for the three months ended March 31, 2007 and 2006.

Revenue Recognition

The Company also determined that one theater system revenue transaction had been classified as a sale with contingent minimums, which should have been classified as an operating lease. The Company reached this conclusion after consideration of EITF Issue No. 95-1, “Revenue Recognition on Sales with Guaranteed Minimum Resale Value,” and SFAS 13, since the arrangement contained an option, exercisable by the customer, requiring the Company to repurchase the theater system equipment for a fixed amount under certain conditions. The net impact of this restatement errors was a nominal reduction in the loss for the three months ended March 31, 2007 and 2006.

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
3.	Restatement of Previously Issued Financial Statements (cont’d)

d)	Impact of the Second Restatement (cont’d)

The following table presents the impact of the Second Restatement on the Company’s previously issued consolidated balance sheet as of March 31, 2007:

	As Previously
	Reported	Second Restatement
	Per Original	Real Estate			As Restated
	2007	Operating	Sponsorship	Revenue	Per 2007
	Form 10-Q	Leases	Revenue	Recognition	Form 10-Q/A
Assets
Cash and cash equivalents	$25,252	$—	$—	$—	$25,252
Short-term investments	2,141	—	—	—	2,141
Accounts Receivable	18,725	—	—	—	18,725
Financing receivables	65,884	—	—	—	65,884
Inventories	26,664	—	—	—	26,664
Prepaid expenses	2,552	—	—	—	2,552
Film assets	1,160	—	—	—	1,160
Property, plant and equipment	23,280	—	—	239	23,519
Other assets	10,623	—	—	—	10,623
Goodwill	39,027	—	—	—	39,027
Other intangible assets	2,558	—	—	—	2,558

Total assets	$217,866	$—	$—	$239	$218,105

Liabilities
Accounts payable	$5,306	$—	$—	$—	$5,306
Accrued liabilities	53,643	7,181	—	—	60,824
Deferred revenue	57,643	(1,608)	44	683	56,762
Senior Notes due 2010	160,000	—	—	—	160,000

Total liabilities	276,592	5,573	44	683	282,892

Shareholders’ deficit
Capital Stock	122,024	—	—	—	122,024
Other equity	3,054	—	—	—	3,054
Deficit	(185,147)	(5,573)	(44)	(444)	(191,208)
Accumulated other comprehensive income	1,343	—	—	—	1,343

Total shareholders’ deficit	(58,726)	(5,573)	(44)	(444)	(64,787)

Total liabilities and shareholders’ deficit	$217,866	$—	$—	$239	$218,105

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
3.	Restatement of Previously Issued Financial Statements (cont’d)

d)	Impact of the Second Restatement (cont’d)

The following table presents the impact of the Second Restatement on the Company’s previously issued consolidated statements of operations for the three months ended March 31, 2007:

	As Previously
	Reported	Second Restatement
	Per Original	Real Estate			As Restated
	2007	Operating	Sponsorship	Revenue	Per 2007
	Form 10-Q	Leases	Revenue	Recognition	Form 10-Q/A
Revenues
Equipment and product sales	$7,105	$—	$—	$(31)	$7,074
Services	17,645	—	12	—	17,657
Rentals	1,221	—	—	65	1,286
Finance income	1,186	—	—	—	1,186

	27,157	—	12	34	27,203

Cost of goods sold, services and rentals
Equipment and product sales	3,943	—	—	—	3,943
Services	11,276	16	—	—	11,292
Rentals	549	—	—	11	560

	15,768	16	—	11	15,795

Gross margin	11,389	(16)	12	23	11,408

Selling, general and administrative expenses	10,342	(21)	—	—	10,321
Research and development	1,495	—	—	—	1,495
Amortization of intangibles	136	—	—	—	136
Receivable provisions net of (recoveries)	6	—	—	—	6

Earnings (loss) from operations	(590)	5	12	23	(550)

Interest income	226	—	—	—	226
Interest expense	(4,249)	—	—	—	(4,249)

Earnings (loss) from continuing operations before income taxes	(4,613)	5	12	23	(4,573)
Provision for income taxes	(167)	—	—	—	(167)

Net loss from continuing operations	(4,780)	5	12	23	(4,740)
Net earnings from discontinued operations	—	—	—	—	—

Net earnings (loss)	$(4,780)	$5	$12	$23	$(4,740)

Earnings (loss) per share
Earnings (loss) per share – basic and diluted:
Net loss from continuing operations	$(0.12)	$—	$—	$—	$(0.12)
Net earnings from discontinued operations	$—	$—	$—	$—	$—

Net loss	$(0.12)	$—	$—	$—	$(0.12)

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
3.	Restatement of Previously Issued Financial Statements (cont’d)

d)	Impact of the Second Restatement (cont’d)

The following table presents the impact of the Second Restatement on the Company’s previously issued consolidated statements of operations for the three months ended March 31, 2006:

	As Restated	Second Restatement
	Per Original	Real Estate			As Restated
	2007	Operating	Sponsorship	Revenue	Per 2007
	Form 10-Q	Leases	Revenue	Recognition	Form 10-Q/A
Revenues
Equipment and product sales	$7,820	$—	$—	$(46)	$7,774
Services	13,434	—	35	—	13,469
Rentals	899	—	—	80	979
Finance income	1,112	—	—	—	1,112

	23,265	—	35	34	23,334

Costs of goods sold, services and rentals
Equipment and product sales	4,206	—	—	—	4,206
Services	10,617	44	—	—	10,661
Rentals	465	—	—	12	477

	15,288	44	—	12	15,344

Gross margin	7,977	(44)	35	22	7,990

Selling, general and administrative expenses	10,553	(21)	—	—	10,532
Research and development	915	—	—	—	915
Amortization of intangibles	192	—	—	—	192
Receivable provisions net of (recoveries)	143	—	—	—	143

Earnings (loss) from operations	(3,826)	(23)	35	22	(3,792)

Interest income	253	—	—	—	253
Interest expense	(4,157)	—	—	—	(4,157)

Earnings (loss) from continuing operations before income taxes
	(7,730)	(23)	35	22	(7,696)
Recovery of (provision for) income taxes	1,692	—	—	—	1,692

Net earnings (loss) from continuing operations	(6,038)	(23)	35	22	(6,004)
Net earnings from discontinued operations	2,300	—	—	—	2,300

Net earnings (loss)	$(3,738)	$(23)	$35	$22	$(3,704)

Earnings (loss) per share
Earnings (loss) per share – basic and diluted:
Net earnings (loss) from continuing operations	$(0.15)	$—	$—	$—	$(0.15)
Net earnings from discontinued operations	0.06	—	—	—	0.06

Net earnings (loss)	$(0.09)	$—	$—	$—	$(0.09)

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
3.	Restatement of Previously Issued Financial Statements (cont’d)

e)	Consolidated Condensed Statements of Cash Flows

As part of the Second Restatement, the Company changed the presentation of cash flows from discontinued operations to include cash flows related to operating and investing activities within those respective categories. Previously, the Company presented these cash flows on a net basis as a single caption within the statement of cash flows.

There were no other errors in the cash flow statements for the quarters ended March 31, 2007 and 2006 other than conforming changes to the components of the reconciliation to net cash provided by or used in operating activities related to the restatement adjustments described above.

4.	Financing Receivables

Financing receivables, consisting of net investment in leases and receivables from financed sales of its theater systems are as follows:

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

On April 16, 2007 the Company completed a consent solicitation, receiving consents from holders of approximate 60% aggregate principal amount of the Senior Notes (the “Consenting Holders”) to execute a ninth supplemental indenture (the “Supplemental Indenture”) to the Indenture with the Guarantors named therein and U.S. Bank National Association. The Supplemental Indenture waived any defaults existing at such time arising from a failure by the Company to comply with the reporting covenant and extended until May 31, 2007, or at the Company’s election until June 30, 2007 (the “Covenant Reversion Date”), the date by which the Company’s failure to comply with the reporting covenant shall constitute a default, or be the basis for an event of default under the Indenture. The Company paid consent fees of $1.0 million to the Consenting Holders. On May 30, 2007, the Company provided notice to the holders of the Senior Notes of its election to extend the Covenant Reversion Date to June 30, 2007. The Company paid additional consent fees of $0.5 million to the Consenting Holders. Because the Company did not file its Annual Report on Form 10-K for the year ended December 31, 2006 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 by June 30, 2007, it was in default of the reporting covenant under the Indenture on July 1, 2007, and received notice of such default on July 2, 2007. The Company cured such default under the Indenture, by filing its 2006 Annual Report on Form 10-K and Original 2007 First Quarter Form 10-Q on July 20, 2007. See note 9(f) for more information.

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
7.	Credit Facility

Under the Indenture governing the Company’s Senior Notes, the Company is permitted to incur indebtedness pursuant to a credit agreement, or the refinancing or replacement of a credit facility, provided that the aggregate principal amount of indebtedness thereunder outstanding at any time does not exceed the greater of a) $30,000,000 minus the amount of any such indebtedness retired with the proceeds of an Asset Sale and (b) 15% of Total Assets, as defined in the Indenture, of the Company. The Indenture also permits the Company to incur indebtedness solely in respect of performances, surety or appeal bonds, letters of credit and letters of guarantee as required in the ordinary course of business in accordance with customary industry practices. On February 6, 2004, the Company entered into a Loan Agreement for a secured revolving credit facility as amended on June 30, 2005 and as further amended by the Second Amendment to the Loan Agreement which was entered into with effect from May 16, 2006 (the “Credit Facility”). The Credit Facility is a revolving credit facility expiring on October 31, 2009 with an optional one-year renewal thereafter contingent upon approval by the lender, permitting maximum aggregate borrowings equal to the lesser of (i) $40.0 million, (ii) a collateral calculation based on percentages of the book values for the Company’s net investment in sales-type leases, financing receivables, finished goods inventory allocated to backlog contracts and the appraised values of the expected future cash flows related to operating leases and of the Company’s owned real property, reduced by certain accruals and accounts payable and (iii) a minimum level of trailing cash collections in the preceding twenty–six week period ($59.1 million as of March 31, 2006), and is subject to certain limitations under the Company’s Senior Notes and is reduced for outstanding letters of credit. As at March 31, 2006, the Company’s current borrowing capacity under such calculation is $28.5 million after deduction for outstanding letters of credit of $10.6 million. The Credit Facility bears interest at the applicable prime rate per annum or LIBOR plus a margin as specified therein per annum and is collateralized by a first priority security interest in all of the current and future assets of the Company. The Credit Facility contains typical affirmative and negative covenants, including covenants that restrict the Company’s ability to: incur certain additional indebtedness; make certain loans, investments or guarantees; pay dividends; make certain asset sales; incur certain liens or other encumbrances; conduct certain transactions with affiliates and enter into certain corporate transactions. In addition, the Credit Facility agreement contains customary events of default, including upon an acquisition or a change of control that may have a material adverse effect on the Company or a guarantor. The Credit Facility also requires the Company to maintain, over a period of time, a minimum level of adjusted earnings before interest, taxes, depreciation and amortization including film asset amortization, stock and other non-cash compensation, write downs (recoveries), asset impairment charges, and other non-cash uses of funds on a trailing four quarter basis calculated quarterly, of not less than $20.0 million. In the event that the Company’s available borrowing base falls below the amount borrowed against the Credit Facility, the excess above the available borrowing base becomes due upon demand by the lender. If the Credit Facility were to be terminated by either the Company or the lender, the Company would have the ability to pursue another source of financing pursuant to the terms of the Indenture.

Under the terms of the Credit Facility, the Company has to comply with several reporting requirements including the delivery of audited consolidated financial statements within 120 days of the end of the fiscal year.

In March 2007, the Company delayed the filing of its Annual Report on Form 10-K for the year ended December 31, 2006 beyond the filing deadline in order to restate financial statements for certain periods during the fiscal years 2002 — 2006. On March 27, 2007, the Credit Facility lender waived the requirement for the Company to deliver audited consolidated financial statements within 120 days of the end of the fiscal year ended December 31, 2006, provided such statements and documents were delivered on or before June 30, 2007. On June 27, 2007, the Credit Facility lender agreed that an event of default would not be deemed to have occurred unless the Company’s 2006 Form 10-K filing did not occur by July 31, 2007 or upon the occurrence and continuance of an event of default under the Company’s Indenture governing its Senior Notes, which had not been cured within the applicable grace period. The Company cured such default under the Indenture by filing its 2006 Annual Report on Form 10-K and Original 2007 First Quarter Form 10-Q on July 20, 2007.

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

$43,298

Recorded in accrued liabilities as at March 31, 2007 is $9.5 million (December 31, 2006 — $9.6 million) related to rent expense recognized in excess of rental payments made and landlord incentives.

(b)	As at March 31, 2007, the Company has letters of credit of $10.6 million (December 31, 2006 - $9.4 million) outstanding under the Company’s credit facility arrangement, which have been collateralized by cash deposits (see note 7). In addition, as at March 31, 2007, the Company has Performance Security Guarantees of $0.6 million (December 31, 2006 — $0.6 million) outstanding that have been guaranteed through Export Development Canada.

(c)	The Company compensates its sales force with both fixed and variable compensation. Commissions on the sale or lease of the Company’s theater system components are due in graduated amounts from the time of collection of the customer’s first payment to the Company up to the collection of the customer’s last initial payment. At March 31, 2007, $0.2 million (December 31, 2006 — $0.3 million) of commissions will be payable in future periods if the Company collects its initial payments as anticipated.

9.	Contingencies and Guarantees

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

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
9.	Contingencies and Guarantees (cont’d)

(a)	In March 2005, the Company, together with Three-Dimensional Media Group, Ltd. (“3DMG”), filed a complaint in the U.S. District Court for the Central District of California, Western Division, against In-Three, Inc. (“In-Three”) alleging patent infringement. On March 10, 2006, the Company and In-Three entered into a settlement agreement settling the dispute between the Company and In-Three. On June 12, 2006, the U.S. District Court for the Central District of California, Western Division, entered a stay in the proceedings against In-Three pending the arbitration of disputes between the Company and 3DMG. Arbitration was initiated by the Company against 3DMG on May 15, 2006 before the International Centre for Dispute Resolution in New York, alleging breaches of the license and consulting agreements between the Company and 3DMG. On June 15, 2006, 3DMG filed an answer denying any breaches and asserting counterclaims that the Company breached the parties’ license agreement. On June 21, 2007, the Arbitration Panel unanimously denied 3DMG’s Motion for Summary Judgment filed on April 11, 2007 concerning the Company’s claims and 3DMG’s counterclaims. On October 5, 2007, 3DMG amended its counterclaims and added counterclaims from UNIPAT.ORG relating to fees allegedly owed to UNIPAT.ORG by IMAX. An evidentiary hearing on liability issues has been set for January 2008 with further proceedings on damages issues to be scheduled if and when necessary. The Company will continue to pursue its claims vigorously and believes that all allegations made by 3DMG are without merit. The Company further believes that the amount of loss, if any, suffered in connection with the counterclaims would not have a material impact on the financial position or operations of the Company, although no assurance can be given with respect to the ultimate outcome of the arbitration.

(b)	In January 2004, the Company and IMAX Theater Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages of approximately $3.7 million before the International Court of Arbitration of the International Chambers of Commerce (the “ICC”) with respect to the breach by Electronic Media Limited (“EML”) of its December 2000 agreement with the Company. In June 2004, the Company commenced a related arbitration before the ICC against EML’s affiliate, E-CITI Entertainment (I) PVT Limited (“E-Citi”), seeking $17.8 million in damages as a result of E-Citi’s breach of a September 2000 lease agreement. The damages sought against E-Citi included the original claim sought against EML. An arbitration hearing took place in November 2005 against E-Citi, which included all claims by the Company. On February 1, 2006, the ICC issued an award on liability finding unanimously in the Company’s favor on all claims. Further hearings took place in July 2006 and December 2006. On August 24, 2007, the ICC issued an award unanimously in favor of the Company in the amount of U.S. $9.4 million, consisting of past and future rents owed to the Company under its lease agreements, plus interest and costs. In the award, the ICC upheld the validity and enforceability of the Company’s theater system contract. The Company has now submitted its application to the arbitration panel for interest and costs and is awaiting the Panel’s decision on that issue.

(c)	In June 2004, Robots of Mars, Inc. (“Robots”) initiated an arbitration proceeding against the Company in California with the American Arbitration Association pursuant to an arbitration provision in a 1994 film production agreement between Robots’ predecessor-in-interest and a subsidiary of the Company, asserting claims for breach of contract, fraud, breach of fiduciary duty and intentional interference with contract. Robots is seeking an accounting of the Company’s revenues and an award of all sums alleged to be due to Robots under the production agreement, as well as punitive damages. The Company intends to vigorously defend the arbitration proceeding and believes the amount of the loss, if any, that may be suffered in connection with this proceeding will not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of such arbitration.

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

Product Warranties

The following summarizes the accrual for product warranties that was recorded as part of accrued liabilities in the consolidated balance sheets as of March 31, 2007:

2007
Balance at the beginning of the year	$38
Payments	—
Warranties issued	—
Revisions	—

Balance at the end of the year	$38

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
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
10.	Condensed Consolidated Statements of Operations Supplemental Information

Included in selling, general and administrative expenses for the three months ended March 31, 2007 is a gain of $0.1 million (2006 – less than $0.1 million gain), for net foreign exchange gains or losses related to the translation of foreign currency denominated monetary assets, liabilities and integrated subsidiaries.

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

As at March 31, 2007, the Company has net deferred income tax assets of $nil (December 31, 2006 - $nil). As of March 31, 2007, the Company had a gross deferred income tax asset of $56.3 million, against which the Company is carrying a $56.3 million valuation allowance.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In connection with the Company’s adoption of FIN 48, as of January 1, 2007, the Company recorded a net decrease to retained earnings of $2.1 million (including approximately $0.9 million related to accrued interest and penalties) related to the measurement of potential international withholding tax requirements and a decrease in reserves for income taxes. As of March 31, 2007 and January 1, 2007, the Company had total unrecognized tax benefits of $3.8 million and $3.7 comprised of (i) $3.6 million and $3.5 million for international withholding taxes, respectively, and (ii) $0.2 million related to Large Corporations’ Tax as of both periods. All of the unrecognized tax benefits could impact the Company’s effective tax rate if recognized. While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could differ from the Company’s accrued position. Accordingly, additional provisions on federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
12.	Income Taxes (cont’d)

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

Stock Option Plan (cont’d)

As at March 31, 2007, the Company has reserved a total of 6,974,657 (December 31, 2006 – 6,974,657) common shares for future issuance under the Stock Option Plan, of which options in respect of 5,087,985 common shares are outstanding at March 31, 2007. Options are granted with an exercise price equal to the market value of the Company’s stock at the grant date. The options generally vest between one and five years and expire 10 years or less from the date granted. The Plan provides that vesting will be accelerated if there is a change of control, as defined in the plan. At March 31, 2007, options in respect of 4,625,132 common shares were vested and exercisable.

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

In the first quarter of 2007, the Company cancelled 13,050 stock options from its Stock Option Plan (2006 – 2,467) surrendered by Company employees for $nil consideration.

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

Not included in the table above are 502,500 options granted in the first quarter of 2006 that the Company determined in the fourth quarter of 2006, exceeded, by approximately 1.6%, certain cap limits for grants set by its Stock Option Plan. These options were granted with a weighted average exercise price of $10.43. Of these options, 10,000 options with a weighted average exercise price of $10.69 were forfeited. The number of these options outstanding as at March 31, 2007 was 492,500 (2006 – 502,500) with a weighted average exercise price of $10.42 (2006 — $10.43). The number of these options exercisable as at March 31, 2007 was 216,250 (2006 – nil) with a weighted average exercise price of $10.63 (2006 – nil). As the Company intended to settle the obligations for a significant number of these options in cash, these options have been treated as liability-based awards based on fair values as at March 31, 2007. 5,000 of these options were forfeited in May 2007, 150,000 of these options were voluntarily surrendered by the Co-CEOs for no consideration in June 2007; and 337,500 of these options were settled for cash in June 2007 in an amount of $0.3 million. Compensation cost recognized up to the cancellation date was not reversed for the options cancelled.

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

Stock Option Plan (cont’d)

Options to Non-Employees (cont’d)

As at March 31, 2007, non-employee options outstanding amounted to 125,549 options (2006 — 63,340) with a weighted-average exercise price of $8.24 (2006 — $9.51). 115,549 options (2006 – 53,340) were exercisable with an average weighted exercise price of $8.18 (2006 — $9.62) and the vested options have an aggregate intrinsic value of less than $0.1 million. The Company has calculated the fair value of these options to non-employees to be less than $0.1 million (2006 — $0.1 million), using a Binomial option-pricing model with the following underlying assumptions for periods ended March 31:

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

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
13.	Capital Stock (cont’d)

(b)	Earnings (Loss) per Share

Reconciliations of the numerators and denominators of the basic and diluted per-share computations are comprised of the following:

	Three months ended
	March 31,
	2007	2006
	As restated	As restated

Net loss from continuing operations applicable to common shareholders	$(4,740)	$(6,004)

Weighted average number of common shares (000’s):
Issued and outstanding, beginning of period	40,286	40,213
Weighted average number of shares issued during the period	—	12

Weighted average number of shares used in computing basic earnings per share	40,286	40,225
Assumed exercise of stock options, net of shares assumed repurchased	—	—

Weighted average number of shares used in computing diluted earnings per share	40,286	40,225

The calculation of diluted earnings per share for the three months ended March 31, 2007 excludes 0.2 million (2006 — 1.8 million) common shares issuable upon exercise of options as the impact of these exercises would be antidilutive.

(c)	Shareholders’ Deficit

The following summarizes the movement of Shareholders’ Deficit for the three months ended March 31, 2007:

Balance as of December 31, 2006 (as restated)	$(58,232)
Net loss	(4,740)
Adjustment to paid-in-capital for employee stock options granted	96
Adjustment to paid-in-capital for non-employee stock options granted	21
Adjustment for adoption of FIN 48	(2,093)
Adjustment to amortize the prior service credit	161

Balance as of March 31, 2007 (as restated)	$(64,787)

14.	Segmented Information

The Company has six reportable segments identified by category of product sold or service provided: IMAX systems; film production and IMAX DMR; film distribution; film post-production; theater operations; and other. The IMAX systems segment designs, manufactures, sells or leases and maintains IMAX theater projection system equipment. The film production and IMAX DMR segment produces films and performs film re-mastering services. The film distribution segment distributes films for which the Company has distribution rights. The film post-production segment provides film post-production and film print services. The theater operations segment owns and operates certain IMAX theaters. The other segment includes camera rentals and other miscellaneous items. The accounting policies of the segments are the same as those described in note 2 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company has conformed its segment information in the current year to the current information used by the Company’s Chief Operating Design Makers (“CODM”), as defined in SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”.

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

	Three months ended
	March 31,
	2007	2006
	As restated	As restated
Revenue
IMAX systems	$13,118	$12,797
Films
Production and IMAX DMR	4,592	1,097
Distribution	3,410	3,424
Post-production	1,074	1,482
Theater operations	4,487	3,692
Other	522	842

Total	$27,203	$23,334

Gross margins
IMAX systems	$7,566	$7,367
Films
Production and IMAX DMR	2,382	(538)
Distribution	1,356	544
Post-production	102	429
Theater operations	194	297
Other	(192)	(109)

Total	$11,408	$7,990

15.	Discontinued Operations

(a)	Miami Theater LLC

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

Supplemental consolidating balance sheets as at March 31, 2007:

			Non-	Adjustments
	IMAX	Guarantor	Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
	As restated	As restated		As restated	As restated
Assets
Cash and cash equivalents	$17,246	$7,844	$162	$—	$25,252
Short-term investments	2,141	—	—	—	2,141
Accounts receivable	16,732	1,697	296	—	18,725
Financing receivables	63,860	2,024	—	—	65,884
Inventories	26,344	238	82	—	26,664
Prepaid expenses	2,104	428	20	—	2,552
Intercompany receivables	29,168	35,511	11,321	(76,000)	—
Film assets	1,160	—	—	—	1,160
Property, plant and equipment	22,391	1,117	11	—	23,519
Other assets	10,623	—	—	—	10,623
Deferred income taxes	—	—	—	—	—
Goodwill	39,027	—	—	—	39,027
Other intangible assets	2,558	—	—	—	2,558
Investments in subsidiaries	29,984	—	—	(29,984)	—

Total assets	$263,338	$48,859	$11,892	$(105,984)	$218,105

Liabilities
Accounts payable	$2,540	$2,756	$10	$—	$5,306
Accrued liabilities	52,943	7,657	224	—	60,824
Intercompany payables	59,328	39,395	6,490	(105,213)	—
Deferred revenue	53,734	2,973	55	—	56,762
Senior Notes due 2010	160,000	—	—	—	160,000

Total liabilities	328,545	52,781	6,779	(105,213)	282,892

Shareholder’s equity (deficit)
Capital stock	122,024	—	117	(117)	122,024
Other equity / additional paid in capital / contributed surplus	2,020	46,960	—	(45,926)	3,054
Deficit	(191,208)	(50,268)	4,996	45,272	(191,208)
Accumulated other comprehensive income (loss)	1,957	(614)	—	—	1,343

Total shareholders’ equity (deficit)	$(65,207)	$(3,922)	$5,113	$(771)	$(64,787)

Total liabilities & shareholders’ equity (deficit)	$263,338	$48,859	$11,892	$(105,984)	$218,105

In certain Guarantor Subsidiaries, accumulated losses have exceeded the original investment balance. As a result of applying equity accounting, the parent company has consequently reduced intercompany receivable balances with respect to these Guarantor Subsidiaries in the amounts of $29.8 million as at March 31, 2007.

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
18.	Supplemental Consolidating Financial Information (cont’d)

Supplemental consolidating balance sheets as at December 31, 2006:

			Non-	Adjustments
	IMAX	Guarantor	Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
	As restated	As restated	As restated	As restated	As restated
Assets
Cash and cash equivalents	$16,402	$8,556	$165	$—	$25,123
Short-term investments	2,115	—	—	—	2,115
Accounts receivable	23,902	1,866	249	—	26,017
Financing receivables	63,831	2,047	—	—	65,878
Inventories	26,592	237	84	—	26,913
Prepaid expenses	3,098	312	22	—	3,432
Intercompany receivables	25,799	36,182	11,164	(73,145)	—
Film assets	1,235	—	—	—	1,235
Property, plant and equipment	23,412	1,212	15	—	24,639
Other assets	10,365	—	—	—	10,365
Deferred income taxes	—	—	—	—	—
Goodwill	39,027	—	—	—	39,027
Other intangible assets	2,547	—	—	—	2,547
Investments in subsidiaries	29,543	—	—	(29,543)	—

Total assets	$267,868	$50,412	$11,699	$(102,688)	$227,291

Liabilities
Accounts payable	$4,259	$7,164	$3	$—	$11,426
Accrued liabilities	49,792	8,293	209	—	58,294
Intercompany payables	60,049	35,601	6,306	(101,956)	—
Deferred revenue	52,420	3,261	122	—	55,803
Senior Notes due 2010	160,000	—	—	—	160,000

Total liabilities	326,520	54,319	6,640	(101,956)	285,523

Shareholder’s equity (deficit)
Capital stock	122,024	—	117	(117)	122,024
Other equity	1,903	46,960	—	(45,926)	2,937
Deficit	(184,375)	(50,253)	4,942	45,311	(184,375)
Accumulated other comprehensive income (loss)	1,796	(614)	—	—	1,182

Total shareholders’ equity (deficit)	$(58,652)	$(3,907)	$5,059	$(732)	$(58,232)

Total liabilities & shareholders’ equity (deficit)	$267,868	$50,412	$11,699	$(102,688)	$227,291

In certain Guarantor Subsidiaries accumulated losses have exceeded the original investment balance. As a result of applying equity accounting, the parent company has consequently reduced intercompany receivable balances with respect to these Guarantor Subsidiaries in the amounts of $29.4 million.

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
18.	Supplemental Consolidating Financial Information (cont’d)

Supplemental consolidating statements of operations for the three months ended March 31, 2007:

			Non-	Adjustments
	IMAX	Guarantor	Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
	As restated	As restated		As restated	As restated
Revenues
Equipment and product sales	$7,050	$450	$2	$(428)	$7,074
Services	12,155	6,119	161	(778)	17,657
Rentals	1,264	19	3	—	1,286
Finance income	1,134	52	—	—	1,186
Other revenues	—	—	—	—	—

	21,603	6,640	166	(1,206)	27,203

Cost of goods sold, services and rentals
Equipment and product sales	3,874	428	1	(360)	3,943
Services	5,988	6,075	75	(846)	11,292
Rentals	560	—	—	—	560

	10,422	6,503	76	(1,206)	15,795

Gross margin	11,181	137	90	—	11,408

Selling, general and administrative expenses	10,081	204	36	—	10,321
Research and development	1,495	—	—	—	1,495
Amortization of intangibles	136	—	—	—	136
Loss (income) from equity-accounted investees	(39)	—	—	39	—
Receivable provisions, net of (recoveries)	10	(4)	—	—	6

Earnings (loss) from operations	(502)	(63)	54	(39)	(550)

Interest income	178	48	—	—	226
Interest expense	(4,249)	—	—	—	(4,249)

Net earnings (loss) from continuing operations before income taxes	(4,573)	(15)	54	(39)	(4,573)
Provision for income taxes	(167)	—	—	—	(167)

Net earnings (loss)	$(4,740)	$(15)	$54	$(39)	$(4,740)

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
18.	Supplemental Consolidating Financial Information (cont’d)

Supplemental consolidating statements of operations for the three months ended March 31, 2006:

			Non-	Adjustments
	IMAX	Guarantor	Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
	As restated	As restated	As restated	As restated	As restated
Revenues
Equipment and product sales	$7,772	$—	$2	$—	$7,774
Services	8,524	5,662	191	(908)	13,469
Rentals	911	64	4	—	979
Finance income	1,058	54	—	—	1,112
Other revenues	—	—	—	—	—

	18,265	5,780	197	(908)	23,334

Cost of goods sold, services and rentals
Equipment and product sales	4,168	—	5	33	4,206
Services	6,101	5,426	75	(941)	10,661
Rentals	477	—	—	—	477

	10,746	5,426	80	(908)	15,344

Gross margin	7,519	354	117	—	7,990

Selling, general and administrative expenses	10,272	178	82	—	10,532
Research and development	915	—	—	—	915
Amortization of intangibles	192	—	—	—	192
Loss (income) from equity-accounted investees	(210)	—	—	210	—
Receivable provisions, net of (recoveries)	143	—	—	—	143

Earnings (loss) from operations	(3,793)	176	35	(210)	(3,792)

Interest income	253	—	—	—	253
Interest expense	(4,157)	—	—	—	(4,157)

Net earnings (loss) from continuing operations before income taxes	(7,697)	176	35	(210)	(7,696)
(Provision for) recovery of income taxes	1,693	—	(1)	—	1,692

Net earnings (loss) from continuing operations	(6,004)	176	34	(210)	(6,004)
Net earnings from discontinued operations	2,300	—	—	—	2,300

Net earnings (loss)	$(3,704)	$176	$34	$(210)	$(3,704)

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
18.	Supplemental Consolidating Financial Information (cont’d)

Supplemental consolidating statements of cash flows for the three months ended March 31, 2007:

			Non-	Adjustments
	IMAX	Guarantor	Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
	As restated	As Restated		As restated	As restated
Cash provided by (used in):

Operating Activities
Net earnings (loss)	$(4,740)	$(15)	$54	$(39)	$(4,740)
Items not involving cash:
Depreciation and amortization	2,901	100	5	—	3,006
Write-downs (recoveries)	10	(4)	—	—	6
Loss (income) from equity-accounted investees	(39)	—	—	39	—
Change in deferred income taxes	(76)	—	—	—	(76)
Stock and other non-cash compensation	1,809	—	—	—	1,809
Non-cash foreign exchange gain	(109)	—	—	—	(109)
Interest on short-term investments	(26)	—	—	—	(26)
Investment in film assets	(1,340)	—	—	—	(1,340)
Changes in other non-cash operating assets and liabilities	3,705	(785)	(57)	—	2,863
Net cash used by operating activities from discontinued operations	(775)	—	—	—	(775)

Net cash provided by (used in) operating activities	1,320	(704)	2	—	618

Investing Activities
Purchases of short-term investments	(2,124)	—	—	—	(2,124)
Proceeds from maturities of short-term investments	2,124	—	—	—	2,124
Purchase of fixed assets	(93)	(5)	(1)	—	(99)
Increase in other assets	(245)	—	—	—	(245)
Increase in other intangible assets	(148)	—	—	—	(148)

Net cash used in investing activities	(486)	(5)	(1)	—	(492)

Financing Activities
Net cash provided by financing activities	—	—	—	—	—

Effects of exchange rate changes on cash	10	(3)	(4)	—	3

Increase (decrease) in cash and cash equivalents, during the period	844	(712)	(3)	—	129

Cash and cash equivalents, beginning of period	16,402	8,556	165	—	25,123

Cash and cash equivalents, end of period	$17,246	$7,844	$162	$—	$25,252

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
18.	Supplemental Consolidating Financial Information (cont’d)

Supplemental consolidating statements of cash flows for the three months ended March 31, 2006:

			Non-	Adjustments
	IMAX	Guarantor	Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
	As restated	As restated	As restated	As restated	As restated
Cash provided by (used in):

Operating Activities
Net earnings (loss)	$(3,704)	$176	$34	$(210)	$(3,704)
Net earnings from discontinued operations	(2,300)	—	—	—	(2,300)
Items not involving cash:
Depreciation and amortization	3,269	132	1	—	3,402
Write-downs	143	—	—	—	143
Loss (income) from equity-accounted investees	(210)	—	—	210	—
Change in deferred income taxes	(1,383)	(4)	—	—	(1,387)
Stock and other non-cash compensation	1,605	—	—	—	1,605
Unrealized foreign exchange loss	(29)	—	—	—	(29)
Interest on short-term investments	(85)	—	—	—	(85)
Investment in film assets	(1,651)	—	—	—	(1,651)
Changes in other non-cash operating assets and liabilities	(3,285)	1,660	(11)	—	(1,636)
Net cash used by operating activities from discontinued operations	—	—	—	—	—

Net cash provided by (used in) operating activities	(7,630)	1,964	24	—	(5,642)

Investing Activities
Purchases of short-term investments	(4,098)	—	—	—	(4,098)
Proceeds from maturities of short-term investments	4,097	—	—	—	4,097
Purchase of fixed assets	(35)	(57)	—	—	(92)
Increase in other assets	(187)	—	—	—	(187)
Increase in other intangible assets	(91)	—	—	—	(91)
Net cash provided by investing activities from discontinued operations	3,493	—	—	—	3,493

Net cash provided by (used in) investing activities	3,179	(57)	—	—	3,122

Financing Activities
Common shares issued	254	—	—	—	254

Net cash provided by financing activities	254	—	—	—	254

Effects of exchange rate changes on cash	(38)	16	(13)	—	(35)

Decrease in cash and cash equivalents, during the period	(4,235)	1,923	11	—	(2,301)

Cash and cash equivalents, beginning of period	17,402	6,728	194	—	24,324

Cash and cash equivalents, end of period	$13,167	$8,651	$205	$—	$22,023

19.	Financial Statement Presentation

Certain comparative figures have been reclassified to conform with the presentation adopted in the current year and certain 2006 figures have been restated as set out in note 3.

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
Accounting Policies and Estimates
The Company reports its results under United States Generally Accepted Accounting Principles (“U.S. GAAP”).
The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates its estimates, including those related to accounts receivable, net investment in leases, inventories, property, plant and equipment, film assets, investments, other assets, intangible assets, income taxes, contingencies and litigation. Management bases its estimates on historical experience, future expectations and other assumptions that are believed to be reasonable at the date of the condensed consolidated financial statements. Actual results may differ from these estimates due to uncertainty involved in measuring, at a specific point in time, events which are continuous in nature, and the differences may be material. The Company’s significant accounting policies are discussed in note 2 to its audited consolidated financial statements in the Company’s Amended Annual Report on Form 10-K/A for the year ended December 31, 2006 (the “2006 Form 10-K/A”), and are summarized below.
Restatement of Previously Issued Financial Statements
In October 2007, the Company announced that, after a review of its real estate leases, it had identified certain errors related to its accounting practices as they relate to such leases for certain of the Company’s owned and operated theaters and office facilities. The Company conducted this review after performing an analysis of a rent-abatement agreement initiated in connection with the higher level of Finance Department oversight and awareness contemplated by Company’s ongoing remediation plan (see Item 4). The review focused on the Company’s historical accounting practice for recording the impact of rent holidays, abatements, escalation clauses and landlord construction allowances. The Company also reviewed its accounting for theater sponsorship revenue at its owned and operated theaters. As a result of the review, the Company concluded that certain of its prior practices were not in accordance with U.S. GAAP. In addition, the Company identified an error relating to revenue recognition, resulting from the Company’s review of one theater system arrangement which occurred in 2002, in response to comments received from the Staff of the Division of Corporate Finance of the Securities and Exchange Commission (the “SEC”). As a result of these errors, the Company has restated its condensed consolidated financial statements for the three months ended March 31, 2007 and 2006.

IMAX CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
OVERVIEW (cont’d)
Restatement of Previously Issued Financial Statements (cont’d)
In 2006, the Company had identified certain errors related to: (a) revenue recognition resulting from the Company’s review of its theater system arrangements over the past 5 year period ended December 31, 2006 in response to comments received from the staff of both the United States Securities and Exchange Commission (“SEC”) and the Ontario Securities Commission (“OSC”) which indicated insufficient analysis of various sales and lease transactions and the accounting effect of certain contractual provisions within them; and misallocations of consideration to elements within certain multiple element arrangements; (b) capitalization of costs into inventory and films assets and amortization of film assets in accordance with Statement of Position 00-2 “Accounting by Producers or Distributors of Films” (“SOP 00-2”); (c) income tax liabilities resulting from failure to make certain tax elections on a timely basis and (d) certain other items in note 3 of the condensed consolidated financial statements (referred to as the “First Restatement”). In addition, in the preparation of the consolidated financial statements for the year ended December 31, 2006, the Company recorded other adjustments related to prior periods’ unadjusted differences that had been deemed not to be material and adjustments related to prior periods recorded through 2006 opening shareholders’ deficit. The condensed consolidated financial statements for the three months ended March 31, 2006 had been restated to reflect these error corrections under U.S. GAAP.
See note 3 to the condensed consolidated financial statements for additional details.
Critical Accounting Policies
The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates its estimates, including those related to fair values associated with the individual elements in multiple element arrangements; residual values of leased theater systems; economic lives of leased assets; allowances for potential uncollectibility of accounts receivable, financing receivables and net investment in leases; provisions for inventory obsolescence; ultimate revenues for film assets; estimates of fair values for film assets, long-lived assets and goodwill; depreciable lives of property, plant and equipment; useful lives of intangible assets; pension plan assumptions; accruals for contingencies including tax contingencies; valuation allowances for deferred income tax assets; and, estimates of the fair value of stock-based payment awards. Management bases its estimates on historic experience, future expectations and other assumptions that are believed to be reasonable at the date of the condensed consolidated financial statements. Actual results may differ from these estimates due to uncertainty involved in measuring, at a specific point in time, events which are continuous in nature, and the differences may be material. The Company’s significant accounting policies are discussed in note 2 to the audited consolidated financial statements included in the Company’s 2006 Form 10-K/A.
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

IMAX CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
OVERVIEW (cont’d)
Critical Accounting Policies (cont’d)
Revenue Recognition (cont’d)
     Multiple Element Arrangements
The Company’s revenue arrangements with certain customers may involve multiple elements consisting of a theater system (projector, sound system, and screen system and, if applicable, a 3D glasses cleaning machine); services associated with the theater system including theater design support, supervision of installation, and projectionist training; a license to use of the IMAX brand; 3D glasses; maintenance and extended warranty services; and licensing of films. The Company evaluates all elements in an arrangement to determine what are considered typical deliverables for accounting purposes and which of the deliverables represent separate units of accounting based on the applicable accounting guidance in Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (“SFAS 13”); Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts” (“FTB 90-1”); American Institute of Certified Public Accountants Statement of Position 00-2, “Accounting by Producers or Distributors of Films” (“SOP 00-2”); and Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). If separate units of accounting are either required under the relevant accounting standards or determined to be applicable under EITF 00-21, the total consideration received or receivable in the arrangement is allocated based on the applicable guidance in the above noted standards.
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
The Company may offer certain incentives to customers to complete theater system transactions including payment concessions or free services and products such as film licenses or 3D glasses. The payment concessions do not affect the classification of leases. Reductions in, and deferral, of payments are taken into account in determining the sales price either by a direct reduction in the sales price or a reduction of payments to be discounted in accordance with SFAS 13 or Accounting Principle Board Opinion No. 21, “Interest on Receivables and Payables” (“APB 21”). Free or discounted products and services are accounted for as separate units of accounting.
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

IMAX CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
OVERVIEW (cont’d)
Critical Accounting Policies (cont’d)
Revenue Recognition (cont’d)
     Film Production and IMAX DMR Services (cont’d)
Revenues from digitally re-mastering (IMAX DMR) film where third parties own or hold the copyrights and the rights to distribute the film are derived in the form of processing fees and recoupments calculated as a percentage of box-office receipts generated from the re-mastered films. Processing fees are recognized as revenues when the performance of the related re-mastering service is completed, provided there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection is reasonably assured. Recoupments calculated as a percentage of box-office receipts are recognized as revenue when reported by the third party that owns or holds the related film right, provided that collection is reasonably assured.
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

IMAX CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
OVERVIEW (cont’d)
Critical Accounting Policies (cont’d)
Allowances for Accounts Receivable and Financing Receivables (cont’d)
The Company monitors the performance of the theaters to which it has leased or sold theater systems which are subject to ongoing payments. When facts and circumstances indicate that there is a potential impairment in the net investment in lease or a financing receivable, the Company will evaluate the potential outcome of either renegotiations involving changes in the terms of the receivable or defaults on the existing lease or financed sale agreements. The Company will record a provision if it is considered probable that the Company will be unable to collect all amounts due under the contractual terms of the arrangement or a renegotiated lease amount will cause a reclassification of the sales-type lease to an operating lease. When the net investment in lease or the financing receivable is impaired, the Company will recognize a valuation allowance for the difference between the carrying value in the investment and the present value of expected future cash flows discounted using the effective interest rate for the net investment in the lease or the financing receivable. If the Company expects to recover the theater system, the provision is equal to the excess of the carrying value of the investment over the fair value of the equipment. When the minimum lease payments for a lease are renegotiated and the lease continues to be classified as a sales-type lease, the reduction in payments is applied to reduce unearned finance income.
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
As identified in note 14 to the condensed consolidated financial statements, the Company has six reportable segments identified by category of product sold or service provided: IMAX systems; film production and IMAX DMR; film distribution; film post-production; theater operations; and other. The IMAX systems segment designs, manufactures, sells or leases and maintains IMAX theater projection system equipment. The film production and IMAX DMR segment produces films and performs film re-mastering services. The film distribution segment distributes films for which the Company has distribution rights. The film post-production segment provides film post-production and film print services. The theater operations segment owns and operates certain IMAX theaters. The other segment includes camera rentals and other miscellaneous items. The accounting policies of the segments are the same as those described in note 2 to the audited consolidated financial statements included in the Company’s 2006 Form 10-K/A.
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
Three Months Ended March 31, 2007 Versus Three Months Ended March 31, 2006
The Company reported a net loss from continuing operations before income taxes of $4.6 million or $0.11 per share on a diluted basis and a net loss from continuing operations after taxes of $4.7 million or $0.12 per share on a diluted basis for the first quarter of 2007. For the first quarter of 2006, the Company reported net loss from continuing operations before income taxes of $7.7 million or $0.19 per share on a diluted basis and net loss from continuing operations after taxes of $6.0 million or $0.15 per share on diluted basis.
Revenue
The Company’s revenues for the first quarter of 2007 increased 16.6% to $27.2 million from $23.3 million in the same period last year.
The following table sets forth the breakdown of revenue by category:

	Three months ended March 31
	2007	2006
(In thousands of U.S. dollars)	As restated	As restated
IMAX Systems Revenue
Sales and sales-type leases(1)	$6,412	$6,771
Ongoing rent(2)	2,612	2,253
Maintenance	4,094	3,773

	13,118	12,797

Films Revenue
Production and IMAX DMR	4,592	1,097
Distribution	3,410	3,424
Post-production	1,074	1,482

	9,076	6,003

Theater Operations	4,487	3,692

Other Revenue	522	842

	$27,203	$23,334

(1)	Includes initial rents and fees and the present value of fixed minimum rents and fees from equipment, sales and sales-type lease transactions.

(2)	Includes rental income from operating leases, revenues from joint revenue sharing arrangements, contingent rents from sales-type leases, contingent fees from sales arrangements and finance income.

IMAX CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
RESULTS OF OPERATIONS (cont’d)
Three Months Ended March 31, 2007 Versus Three Months Ended March 31, 2006 (cont’d)
Revenue (cont’d)
IMAX systems revenue increased to $13.1 million in the first quarter of 2007 from $12.8 million in the first quarter of 2006, an increase of 2.5%. Revenue from sales and sales-type leases decreased to $6.4 million in the first quarter of 2007 from $6.8 million in the first quarter of 2006, a decrease of 5.3%, mainly due to the mix of theater system sales in the quarter. The Company also recognized $nil in settlement revenue during each of the first quarters of 2007 and 2006.
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

Ongoing rent revenue increased to $2.6 million in the first quarter of 2007 from $2.3 million in 2006 an increase of 15.9%. Revenues from joint revenue sharing arrangements, included in ongoing rent, increased from $0.1 million in the first quarter of 2006 to $0.4 million in the first quarter of 2007. The Company had the same five joint revenue sharing arrangements in each of these periods. Maintenance revenue increased 8.5% to $4.1 million over the prior year due to an increase in the theater network. The Company expects to see an increase in 2007 compared to 2006 in both ongoing rent and maintenance revenue as the Company’s theater network continues to grow in 2007.
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

IMAX CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
RESULTS OF OPERATIONS (cont’d)
Three Months Ended March 31, 2007 Versus Three Months Ended March 31, 2006 (cont’d)
Outlook
Theater system installations slip from period to period in the course of the Company’s business, and the Company has seen a significant number of theater system installations originally anticipated for the third and fourth quarters of 2006 move to anticipated installations for 2007 and beyond. The Company currently has 22 theater systems in its backlog that it anticipates will be installed in 2007, however it cautions that slippages remain a recurring and unpredictable part of its business.
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

IMAX CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
RESULTS OF OPERATIONS (cont’d)
Three Months Ended March 31, 2007 Versus Three Months Ended March 31, 2006 (cont’d)
Gross Margin
The gross margin across all segments in the first quarter of 2007 was $11.4 million, or 41.9% of total revenue, compared to $8.0 million, or 34.2% of total revenue in the first quarter of 2006. The increase in gross margin for the first quarter of 2007 is largely driven by the improved performance in the film segment.
IMAX theater systems margin was 57.7% in the first quarter of 2007, which was slightly higher than 57.1% experienced in the first quarter of 2006. Gross margins on sale of new systems was 54.4% in the first quarter of 2007 compared to 47.3% in the prior year quarter. Gross margins on the sale of used system in the first quarter of 2007 was 100% compared to 95.3% for the two used systems recognized in the prior year quarter.
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
Theater operations margin decreased $0.1 million in Q1 2007 as compared to first quarter of 2006 primarily due to higher film rentals fees (related to the strong box office performance of 300: The IMAX Experience) partially offset by the impact of higher revenues.
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
Interest expense remained consistent $4.2 million for both first quarters of 2007 and 2006. Included in interest expense is the amortization of deferred finance costs in the amount of $0.2 million and $0.3 million in the first quarter of 2007 and 2006, respectively, relating to the Company’s 9.625% Senior Notes due December 1, 2010 (the “Senior Notes”). The Company’s policy is to defer and amortize all the costs relating to a debt financing over the life of the debt instrument.

IMAX CORPORATION
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
RESULTS OF OPERATIONS (cont’d)
Three Months Ended March 31, 2007 Versus Three Months Ended March 31, 2006 (cont’d)
Income Taxes
The Company’s effective tax rate differs from the statutory tax rate and will vary from year to year primarily as a result of numerous permanent differences, investments and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or reductions in the year, changes in the Company’s valuation allowance based on the Company’s recoverability assessments of deferred tax assets, and favorable or unfavorable resolution of various tax examinations. As of March 31, 2007, the Company had a gross deferred income tax asset of $56.3 million, against which the Company is carrying a $56.3 million valuation allowance.
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

IMAX CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
RESULTS OF OPERATIONS (cont’d)
Three Months Ended March 31, 2007 Versus Three Months Ended March 31, 2006 (cont’d)
Pension Plan Amendment
On March 8, 2006, the Company and the Co-CEOs negotiated an amendment to the unfunded U.S. defined benefit pension plan, the Supplemental Executive Retirement Plan (the SERP) covering its two Co-CEOs which reduced the related pension expense to the Company. Under the original terms of the SERP, once benefit payments begin, the benefit is indexed annually to the cost of living and further provides for 100% continuance for life to the surviving spouse. The Company was represented by the independent directors (as defined in Rule 4200(a)(15) of the NASDAQ Marketplace Rules and Section 1.4 of Multilateral Instrument 52-110 (“Independent Directors”)), who retained Mercer Human Resources Consulting (“Mercer”) and outside legal counsel to advise them on certain analyses regarding the SERP. Under the terms of the SERP amendment, to reduce the ongoing costs to the Company, the cost of living adjustment and surviving spouse benefits previously owed to the Co-CEOs are each reduced by 50%, subject to a recoupment of a percentage of such benefits upon a change of control of the Company, and the net present value of the reduced benefit payments is accelerated and paid out upon a change of control of the Company. The benefits were 50% vested as of July 2000, the SERP initiation date. The vesting percentage increases on a straight-line basis from inception until age 55. The vesting percentage of a member whose employment terminates other than by voluntary retirement or upon change of control shall be 100%. As of March 31, 2007, one of the Co-CEOs was 100% vested and the other Co-CEOs was approximately 83% vested.
LIQUIDITY AND CAPITAL RESOURCES
Credit Facility
Under the Indenture dated as of December 4, 2003, and as thereafter amended and supplemented, governing the Company’s Senior Notes (the “Indenture”), the Company is permitted to incur indebtedness pursuant to a credit agreement, or the refinancing or replacement of a credit facility, provided that the aggregate principal amount of indebtedness thereunder outstanding at any time does not exceed the greater of a) $30,000,000 minus the amount of any such indebtedness retired with the proceeds of an Asset Sale and (b) 15% of Total Assets, as defined in the Indenture, of the Company. The Indenture also permits the Company to incur indebtedness solely in respect of performances, surety or appeal bonds, letters of credit and letters of guarantee as required in the ordinary course of business in accordance with customary industry practices. On February 6, 2004, the Company entered into a Loan Agreement for a secured revolving credit facility as amended on June 30, 2005 and as further amended by the Second Amendment to the Loan Agreement which was entered into with effect from May 16, 2006 (the “Credit Facility”). The Credit Facility is a revolving credit facility expiring on October 31, 2009 with an optional one-year renewal thereafter contingent upon approval by the lender, permitting maximum aggregate borrowings equal to the lesser of (i) $40.0 million, (ii) a collateral calculation based on percentages of the book values for the Company’s net investment in sales-type leases, financing receivables, finished goods inventory allocated to backlog contracts and the appraised values of the expected future cash flows related to operating leases and of the Company’s owned real property, reduced by certain accruals and accounts payable and (iii) a minimum level of trailing cash collections in the preceding twenty–six week period ($59.1 million as of March 31, 2006), and is subject to certain limitations under the Company’s Senior Notes and is reduced for outstanding letters of credit. As at March 31, 2006, the Company’s current borrowing capacity under such calculation is $28.5 million after deduction for outstanding letters of credit of $10.6 million. The Credit Facility bears interest at the applicable prime rate per annum or LIBOR plus a margin as specified therein per annum and is collateralized by a first priority security interest in all of the current and future assets of the Company. The Credit Facility contains typical affirmative and negative covenants, including covenants that restrict the Company’s ability to: incur certain additional indebtedness; make certain loans, investments or guarantees; pay dividends; make certain asset sales; incur certain liens or other encumbrances; conduct certain transactions with affiliates and enter into certain corporate transactions. In addition, the Credit Facility agreement contains customary events of default, including upon an acquisition or a change of control that may have a material adverse effect on the Company or a guarantor. The Credit Facility also requires the Company to maintain, over a period of time, a minimum level of adjusted earnings before interest, taxes, depreciation and amortization including film asset amortization, stock and other non-cash compensation, write downs (recoveries), asset impairment charges, and other non-cash uses of funds on a trailing four quarter basis calculated quarterly, of not less than $20.0 million. In the event that the Company’s available borrowing base falls below the amount borrowed against the Credit Facility, the excess above the available borrowing base becomes due upon demand by the lender. If the Credit Facility were to be terminated by either the Company or the lender, the Company would have the ability to pursue another source of financing pursuant to the terms of the Indenture.
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
In March 2007, the Company delayed the filing of its Annual Report on Form 10-K for the year ended December 31, 2006 beyond the filing deadline in order to restate financial statements for certain periods during the fiscal years 2002 — 2006. On March 27, 2007, the Credit Facility lender waived the requirement for the Company to deliver audited consolidated financial statements within 120 days of the end of the fiscal year ended December 31, 2006, provided such statements and documents are delivered on or before June 30, 2007. On June 27, 2007, the Credit Facility lender agreed that an event of default would not be deemed to have occurred unless the Company’s 10-K filing did not occur by July 31, 2007 or upon the occurrence and continuance of an event of default under the Company’s Indenture governing its Senior Notes which goes uncured within the applicable grace period. The Company cured such default under the Indenture by filing its 2006 Annual Report on Form 10-K and first quarter Original 2007 First Quarter 10-Q on July 20, 2007.
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
The Company believes that cash flow from operations together with existing cash and borrowing available under the Credit Facility will be sufficient to fund the Company’s business operations, including its strategic initiatives relating to joint revenue sharing arrangements and to fund the development of its digitally-based projection system. The Company similarly believes it will be able to continue to meet customer commitments for at least the 12 month period commencing December 31, 2006. However, the Company’s operating cash flow will be adversely impacted if management’s projections of future signings and installations are not realized. The Company forecasts its short-term liquidity requirements on a quarterly and annual basis. Since the Company’s future cash flows are based on estimates and there may be factors that are outside of the Company’s control (see “Risk Factors” in Item 1A in the Company’s 2006 Form 10-K/A), there is no guarantee the Company will continue to be able to fund its operations through cash flows from operations. Under the terms of the Company’s typical theater system component lease agreement, the Company receives substantial cash payments before the Company completes the performance of its obligations. Similarly, the Company receives cash payments for some of its film productions in advance of related cash expenditures.
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
Cash used in operating activities amounted to $5.6 million for the quarter ended March 31, 2006. Changes in other non-cash operating assets and liabilities include a decrease in accounts payable of $1.6 million, an increase in accrued liabilities of $1.5 million, an increase in deferred revenue of $0.3 million, and an increase of $2.4 million in inventories. Cash provided by investing activities for the quarter ended March 31, 2006 amounted to $3.1 million, primarily consisting of $4.1 million invested in short-term investments, $4.1 million received from proceeds of short-term investments and $3.5 million from settlement of a note receivable from discontinued operations. Cash provided by financing activities amounted to $0.3 million due to the issuance of common shares through the exercise of stock options. Capital expenditures including the purchase of fixed assets net of sales proceeds and investments in film assets were $1.7 million for the first quarter of 2006.
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
On April 16, 2007 the Company completed a consent solicitation, receiving consents from holders of approximately 60% aggregate principal amount of the Senior Notes (the “Consenting Holders”) to execute a ninth supplemental indenture (the “Supplemental Indenture”) to the Indenture with the Guarantors named therein and U.S. Bank National Association. The Supplemental Indenture waived any defaults existing at such time arising from a failure by the Company to comply with the reporting covenant and extended until May 31, 2007, or at the Company’s election until June 30, 2007 (the “Covenant Reversion Date”), the date by which the Company’s failure to comply with the reporting covenant shall constitute a default, or be the basis for an event of default under the Indenture. The Company paid consent fees of $1.0 million to the Consenting Holders. On May 30, 2007, the Company provided notice to the holders of the Senior Notes of its election to extend the Covenant Reversion Date to June 30, 2007. The Company paid additional consent fees of $0.5 million to the Consenting Holders. Because the Company did not file its Annual Report on Form 10-K for the year ended December 31, 2006 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 by June 30, 2007, it was in default of the reporting covenant under the Indenture on July 1, 2007, and received notice of such default on July 2, 2007. The Company cured such default under the Indenture, by filing its 2006 Annual Report on Form 10-K and Original 2007 First Quarter Form 10-Q on July 20, 2007, within the applicable grace period.

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

IMAX CORPORATION
Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the specified time periods and that such information is accumulated and communicated to management, including the Co-CEOs and the Company’s Chief Financial Officer (“CFO”), to allow timely discussions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
The Company’s management, with the participation of its Co-CEOs and its CFO, have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of March 31, 2007. Based on that evaluation, the Co-CEOs and the CFO have concluded that the Company’s disclosure controls and procedures were not effective as at March 31, 2007. In making this evaluation, management considered, among other matters: the identification of certain material weaknesses in the Company’s internal control over financial reporting, as discussed in the Company’s 2006 Form 10-K/A (and as described below); and the conclusion of the Co-CEOs and the CFO that the Company’s disclosure controls and procedures as at December 31, 2006 were not effective, as discussed in the Company’s 2006 Form 10-K/A.
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
As previously disclosed in Item 9A of the Company’s 2006 Annual Report on Form 10-K, the Company’s Co-CEOs and CFO assessed the effectiveness of the Company’s internal control over financial reporting, and concluded that the following material weaknesses in internal control over financial reporting existed as at December 31, 2006, all of which had not yet been remediated as at March 31, 2007.
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

IMAX CORPORATION
Item 4. Controls and Procedures (cont’d)
MATERIAL WEAKNESSES IN INTERNAL CONTROL OVER FINANCIAL REPORTING (cont’d)
Application of U.S. GAAP (cont’d)
3.	The Company did not maintain effective controls, including period-end controls, over the accounting for contract origination costs in accordance with U.S. GAAP. Specifically, effective controls were not maintained related to the classification of fees paid to a professional services firm.

4.	The Company did not maintain adequate controls over the complete and accurate recording of post-retirement benefits other than pensions in accordance with U.S. GAAP. Specifically, effective controls were not maintained over the complete identification of all relevant contractual provisions within its executive employment contracts.
5.	The Company did not maintain effective controls over the intraperiod allocation of the provision for income taxes in accordance with U.S. GAAP. Specifically, effective controls were not in place such that the tax provisions were appropriately allocated to continuing operations, discontinued operations, and accumulated other comprehensive income.

6.	The Company did not maintain adequate controls, including period-end controls, over the complete and accurate recording of transactions related to real estate lease arrangements for owned and operated theaters or corporate offices in accordance with U.S. GAAP. Specifically, effective controls were not maintained over the complete identification of all relevant contractual provisions including lease inducements, construction allowances, rent holidays, escalation clauses and lease commencement dates. In addition, adequate controls were not maintained over the accurate recording of rent abatements received in subsequent periods.
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

In addition to the restatements and audit adjustments discussed in the Company’s 2006 Form 10-K/A, each of these control deficiencies above could result in a misstatement of certain account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Management determined that each of these control deficiencies set forth above constitutes a material weakness at March 31, 2007.

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

IMAX CORPORATION
Item 4. Controls and Procedures (cont’d)
PART II OTHER INFORMATION
Item 1. Legal Proceedings
(a)	In March 2005, the Company, together with Three-Dimensional Media Group, Ltd. (“3DMG”), filed a complaint in the U.S. District Court for the Central District of California, Western Division, against In-Three, Inc. (“In-Three”) alleging patent infringement. On March 10, 2006, the Company and In-Three entered into a settlement agreement settling the dispute between the Company and In-Three. On June 12, 2006, the U.S. District Court for the Central District of California, Western Division, entered a stay in the proceedings against In-Three pending the arbitration of disputes between the Company and 3DMG. Arbitration was initiated by the Company against 3DMG on May 15, 2006 before the International Centre for Dispute Resolution in New York, alleging breaches of the license and consulting agreements between the Company and 3DMG. On June 15, 2006, 3DMG filed an answer denying any breaches and asserting counterclaims that the Company breached the parties’ license agreement. On June 21, 2007, the Arbitration Panel unanimously denied 3DMG’s Motion for Summary Judgment filed on April 11, 2007 concerning the Company’s claims and 3DMG’s counterclaims. On October 5, 2007, 3DMG amended its counterclaims and added counterclaims from UNIPAT.ORG relating to fees allegedly owed to UNIPAT.ORG by IMAX. An evidentiary hearing on liability issues has been set for January 2008 with further proceedings on damages issues to be scheduled if and when necessary. The Company will continue to pursue its claims vigorously and believes that all allegations made by 3DMG are without merit. The Company further believes that the amount of loss, if any, suffered in connection with the counterclaims would not have a material impact on the financial position or operations of the Company, although no assurance can be given with respect to the ultimate outcome of the arbitration.

(b)	In January 2004, the Company and IMAX Theater Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages of approximately $3.7 million before the International Court of Arbitration of the International Chambers of Commerce (the “ICC”) with respect to the breach by Electronic Media Limited (“EML”) of its December 2000 agreement with the Company. In June 2004, the Company commenced a related arbitration before the ICC against EML’s affiliate, E-CITI Entertainment (I) PVT Limited (“E-Citi”), seeking $17.8 million in damages as a result of E-Citi’s breach of a September 2000 lease agreement. The damages sought against E-Citi included the original claim sought against EML. An arbitration hearing took place in November 2005 against E-Citi, which included all claims by the Company. On February 1, 2006, the ICC issued an award on liability finding unanimously in the Company’s favor on all claims. Further hearings took place in July 2006 and December 2006. On August 24, 2007, the ICC issued an award unanimously in favor of the Company in the amount of $9.4 million, consisting of past and future rents owed to the Company under its lease agreements, plus interest and costs. In the award, the ICC upheld the validity and enforceability of the Company’s theater system contract. The Company has now submitted its application to the arbitration panel for interest and costs and is awaiting the Panel’s decision on that issue.

(c)	In June 2004, Robots of Mars, Inc. (“Robots”) initiated an arbitration proceeding against the Company in California with the American Arbitration Association pursuant to an arbitration provision in a 1994 film production agreement between Robots’ predecessor-in-interest and a subsidiary of the Company, asserting claims for breach of contract, fraud, breach of fiduciary duty and intentional interference with contract. Robots is seeking an accounting of the Company’s revenues and an award of all sums alleged to be due to Robots under the production agreement, as well as punitive damages. The Company intends to vigorously defend the arbitration proceeding and believes the amount of the loss, if any, that may be suffered in connection with this proceeding will not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of such arbitration.

IMAX CORPORATION
PART II OTHER INFORMATION (cont’d)
Item 1. Legal Proceedings (cont’d)
(d)	The Company and certain of its officers and directors were named as defendants in eight purported class action lawsuits filed between August 11, 2006 and September 18, 2006, alleging violations of U.S. federal securities laws. These eight actions were filed in the U.S. District Court for the Southern District of New York. On January 18, 2007, the Court consolidated all eight class action lawsuits and appointed Westchester Capital Management, Inc. as the lead plaintiff and Abbey Spanier Rodd Abrams & Paradis LLP as lead plaintiff’s counsel. On October 2, 2007, plaintiffs filed a consolidated amended class action complaint. The amended complaint, brought on behalf of shareholders who purchased the Company’s common stock between February 27, 2003 through July 30, 2007, alleges primarily that the defendants engaged in securities fraud by disseminating materially false and misleading statements during the class period regarding the Company’s revenue recognition of theater system installations, and failing to disclose material information concerning the Company’s revenue recognition practices. The amended complaint also adds PricewaterhouseCoopers LLP, the Company’s auditors, as a defendant. The lawsuit seeks unspecified compensatory damages, costs, and expenses. The lawsuit is at a very early stage and as a result the Company is not able to estimate a potential loss exposure. The Company believes the allegations made against it in the amended complaint are meritless and will vigorously defend the matter, although no assurances can be given with respect to the outcome of such proceedings. The Company’s directors and officers insurance policy provides for reimbursement for costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits and deductibles. The deadline for defendants to respond to the amended complaint is currently December 3, 2007.

(e)	A class action lawsuit was filed on September 20, 2006 in the Ontario Superior Court of Justice against the Company and certain of its officers and directors, alleging violations of Canadian securities laws. This lawsuit was brought on behalf of shareholders who acquired the Company’s securities between February 17, 2006 and August 9, 2006. The lawsuit is in a very early stage and seeks unspecified compensatory and punitive damages, as well as costs and expenses. As a result, the Company is unable to estimate a potential loss exposure. The Company believes the allegations made against it in the statement of claim are meritless and will vigorously defend the matter, although no assurance can be given with respect to the ultimate outcome of such proceedings. The Company’s directors and officers insurance policy provides for reimbursement for costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits and deductibles .

(f)	On September 7, 2007, Catalyst Fund Limited Partnership II, a holder of the Company’s Senior Notes (“Catalyst”), commenced an application against the Company in the Ontario Superior Court of Justice for a declaration of oppression pursuant to s. 229 and 241 of the Canada Business Corporations Act (“CBCA”) and for a declaration that the Company is in default of the Indenture governing its Senior Notes. The allegations of oppression are substantially the same as allegations Catalyst made in a May 10, 2007 complaint filed against the Company in the Supreme Court of the State of New York, and subsequently withdrawn on October 12, 2007, wherein Catalyst challenged the validity of the consent solicitation through which the Company requested and obtained a waiver of any and all defaults arising from a failure to comply with the reporting covenant under the Indenture and alleged common law fraud. Catalyst has also requested the appointment of an inspector and an order that an investigation be carried out pursuant to s. 229 of the CBCA. In addition, between March 2007 and October 2007, Catalyst has sent the Company eight purported notices of default or acceleration under the Indenture. It is the Company’s position that no default or event of default (as those terms are defined in the Indenture) has occurred or is continuing under the Indenture and, accordingly, that Catalyst’s purported acceleration notice is of no force or effect. The Company is in the process of responding to the Ontario application and a hearing is scheduled to take place on January 15 and 16, 2008. The litigation is at a preliminary stage and as a result, the Company is not able to estimate a potential loss exposure. The Company believes this application is entirely without merit and plans to contest it vigorously and seek costs from Catalyst, although no assurances can be given with respect to the outcome of the proceedings.

(g)	On June 19, 2007, the Ontario Superior Court of Justice granted the Company’s application to call its Annual General Meeting between June 30, 2007 and September 30, 2007.

(h)	In addition to the matters described above, the Company is currently involved in other legal proceedings which, in the opinion of the Company’s management, will not materially affect the Company’s financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such proceedings.

IMAX CORPORATION
PART II OTHER INFORMATION (cont’d)
Item 1A. Risk Factors
There have been no material changes to the factors disclosed in Item 1A. Risk Factors in the Company’s Amended Annual Report on Form 10-K/A for the year ended December 31, 2006.
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

IMAX CORPORATION
Date: November 5, 2007	By:	/s/ Joseph Sparacio
Joseph Sparacio
Chief Financial Officer (Principal Financial Officer)

Date: November 5, 2007	By:	/s/ Jeffrey Vance
Jeffrey Vance
Co-Controller (Principal Accounting Officer)

Date: November 5, 2007	By:	/s/ Vigna Vivekanand
Vigna Vivekanand
Co-Controller (Principal Accounting Officer)