Form 10-Q/A
period 2007-06-30
IMAX CORP
filed 2007-11-06
CIK 921582

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 31, 2007

Common stock, no par value	40,288,074

IMAX CORPORATION
Amendment No. 1 to Form 10-Q

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	47

Item 3.	Quantitative and Qualitative Factors about Market Risk	67

Item 4.	Controls and Procedures	68

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	71

Item 1A.	Risk Factors	73

Item 6.	Exhibits	73

Signatures		74
EX-31.1
EX-31.2
EX-31.3
EX-32.1
EX-32.2
EX-32.3

IMAX CORPORATION
EXPLANATORY NOTE TO QUARTERLY REPORT ON FORM 10-Q/A
IMAX Corporation together with its wholly-owned subsidiaries (the “Company”) previously announced its intention to restate its consolidated financial statements for the years ended December 31, 2002, 2003, 2004, 2005 and 2006, and the first six months of 2007. The Company files this Amendment No. 1 to its second quarter 2007 Quarterly Report on Form 10-Q (this “Form 10-Q/A”), to reflect the correction of errors that were contained in the Company’s second quarter 2007 Quarterly Report on Form 10-Q, originally filed with the Securities and Exchange Commission (“SEC”) on August 9, 2007, (the “Original 2007 Second Quarter Form 10-Q”). The Company also amends portions of its Original 2007 Second Quarter Form 10-Q in response to a comment letter received from the SEC. In this Form 10-Q/A, the Company has corrected certain errors with regard to its lease-related accounting practices as they related to the Company’s owned and operated theaters and office facilities, sponsorship revenue at its owned and operated theaters, corrected a revenue recognition error for a 2002 transaction, revised the presentation of discontinued operations in the consolidated statement of cash flows, enhanced disclosures relating to its credit facilities and revenue recognition accounting policies and updated the disclosure with respect to its legal proceedings. The Company is also updating Item 4. Controls and Procedures in connection with such changes.
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

IMAX CORPORATION
PART I            FINANCIAL INFORMATION
Item 1. Financial Statements

IMAX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
In accordance with United States Generally Accepted Accounting Principles
(in thousands of U.S. dollars)

	June 30, 2007	December 31,
	(unaudited)	2006
	As restated	As restated
	(note 3)	(note 3)
Assets
Cash and cash equivalents	$16,310	$25,123
Short-term investments	2,164	2,115
Accounts receivable, net of allowance for doubtful accounts of $3,112 (2006 - $3,253)	26,354	26,017
Financing receivables (note 4)	62,792	65,878
Inventories (note 5)	27,122	26,913
Prepaid expenses	3,052	3,432
Film assets	4,178	1,235
Property, plant and equipment	24,734	24,639
Other assets	12,174	10,365
Goodwill	39,027	39,027
Other intangible assets	2,526	2,547

Total assets	$220,433	$227,291

Liabilities
Accounts payable	$8,454	$11,426
Accrued liabilities (notes 9(h),14(a), 17(a), 17(c))	61,574	58,294
Deferred revenue	60,205	55,803
Senior Notes due 2010 (note 6)	160,000	160,000

Total liabilities	290,233	285,523

Commitments and contingencies (notes 8 and 9)

Shareholders’ deficit
Capital stock (note 14) common shares – no par value. Authorized – unlimited number. Issued and outstanding – 40,288,074 (2006 – 40,285,574)	122,032	122,024
Other equity	3,400	2,937
Deficit	(195,742)	(184,375)
Accumulated other comprehensive income	510	1,182

Total shareholders’ deficit	(69,800)	(58,232)

Total liabilities and shareholders’ deficit	$220,433	$227,291

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
In accordance with United States Generally Accepted Accounting Principles
(in thousands of U.S. dollars, except per share amounts)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	As restated	As restated	As restated	As restated
	(note 3)	(note 3)	(note 3)	(note 3)
Revenues
Equipment and product sales	$6,781	$15,322	$13,855	$23,096
Services	16,341	19,728	33,998	33,197
Rentals	1,672	1,485	2,958	2,464
Finance income	1,181	1,627	2,367	2,739
Other	1,539	—	1,539	—

	27,514	38,162	54,717	61,496
Cost of goods sold, services and rentals
Equipment and product sales	3,813	8,910	7,756	13,116
Services	10,698	13,084	21,990	23,745
Rentals	731	473	1,291	950
Other	19	—	19	—

	15,261	22,467	31,056	37,811

Gross margin	12,253	15,695	23,661	23,685

Selling, general and administrative expenses (note 10)	11,147	9,533	21,469	20,065
Research and development	1,121	664	2,616	1,579
Amortization of intangibles	141	132	277	324
Receivable provisions net of (recoveries) (note 12)	(31)	(252)	(25)	(109)

Earnings (loss) from operations	(125)	5,618	(676)	1,826

Interest income	227	280	453	533
Interest expense	(4,375)	(4,242)	(8,624)	(8,399)

Earnings (loss) from continuing operations before income taxes	(4,273)	1,656	(8,847)	(6,040)
(Provision for) recovery of income taxes	(260)	2	(427)	1,694

Net earnings (loss) from continuing operations	(4,533)	1,658	(9,274)	(4,346)
Net earnings from discontinued operations	—	—	—	2,300

Net earnings (loss)	$(4,533)	$1,658	$(9,274)	$(2,046)

Earnings (loss) per share
Earnings (loss) per share – basic & diluted:
Net earnings (loss) from continuing operations	$(0.11)	$0.04	$(0.23)	$(0.10)
Net earnings from discontinued operations	$—	$—	$—	$0.05

Net earnings (loss)	$(0.11)	$0.04	$(0.23)	$(0.05)

Other comprehensive loss consists of:
Actuarial loss resulting from amendment (net of tax provision of $nil)	$(997)	$—	$(997)	$—
Amortization of prior service credits (net of tax provision of $73 and $nil for the three months ended June 30, 2007 and 2006, respectively, and $149 and $nil for the six months ended June 30, 2007 and 2006, respectively)	164	—	325	—

	$(833)	$—	$(672)	$—

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In accordance with United States Generally Accepted Accounting Principles
(in thousands of U.S. dollars)
(unaudited)

	Six months ended
	June 30,
	2007	2006
	As restated	As restated
	(note 3)	(note 3)
Cash provided by (used in):

Operating Activities
Net loss	$(9,274)	$(2,046)
Net earnings from discontinued operations	—	(2,300)
Items not involving cash:
Depreciation and amortization (note 11)	6,254	7,638
Write-downs (note 11)	(25)	(109)
Change in deferred income taxes	(149)	(1,604)
Stock and other non-cash compensation	2,006	2,554
Non-cash foreign exchange gain	(623)	(405)
Interest on short-term investments	(49)	(179)
Increase in cash surrender value of life insurance	(16)	(6)
Investment in film assets	(5,590)	(5,696)
Changes in other non-cash operating assets and liabilities (note 11)	2,227	(2,702)
Net cash used in operating activities from discontinued operations	(775)	—

Net cash provided by (used in) operating activities	(6,014)	(4,855)

Investing Activities
Purchases of short-term investments	(4,275)	(10,322)
Proceeds from maturities of short-term investments	4,274	10,321
Purchase of property, plant and equipment	(723)	(739)
Increase in other assets	(374)	(566)
Increase in other intangible assets	(256)	(309)
Net cash provided by investing activities from discontinued operations	—	3,493

Net cash provided by (used in) investing activities	(1,354)	1,878

Financing Activities
Financing costs related to Senior Notes due 2010	(1,431)	—
Common shares issued	8	286

Net cash provided by (used in) financing activities	(1,423)	286

Effects of exchange rate changes on cash	(22)	(59)

Decrease in cash and cash equivalents, during the period	(8,813)	(2,750)

Cash and cash equivalents, beginning of period	25,123	24,324

Cash and cash equivalents, end of period	$16,310	$21,574

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
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
3.	Restatement of Previously Issued Financial Statements
As a result of certain transactions occurring during the 2007 fiscal year, the Company identified certain errors related to operating leases for its facilities and sponsorship revenues associated with its owned and operated theaters. In addition, the Company identified an error relating to revenue recognition, resulting from the Company’s review of one theater system arrangement which occurred in 2002 in response to comments received from the Staff of the Division of Corporate Finance of the SEC. As a result, the previously issued consolidated financial statements as at June 30, 2007 and December 31, 2006 and for the three and six months ended June 2007 and 2006, have been restated (the “Second Restatement”). The previously issued consolidated financial statements included in the Original 2007 Second Quarter Form 10-Q, filed on August 9, 2007, had included restatements related to the consolidated financial statements for the three and six months ended June 30, 2006 (the “First Restatement”).
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
In October 2007, the Company announced that, after a review of its real estate leases, it had identified certain errors related to its accounting practices as they relate to such leases for certain of the Company’s owned and operated theaters and office facilities. The Company conducted this review after performing an analysis of a rent-abatement initiated in connection with the higher level of Finance Department oversight and awareness contemplated by the company’s ongoing remediation plan (see Item 4). The review focused on the Company’s historical accounting practice for recording the impact of rent holidays, abatements, escalation clauses and landlord construction allowances. The Company also reviewed its accounting for theater sponsorship revenue at its owned and operated theaters. As a result of this review, the Company concluded that certain of its prior practices were not in accordance with U.S. GAAP and the Company has restated its consolidated financial statements for prior periods. Information on the restatement of the consolidated balance sheet for the year ended December 31, 2006 is included in the 2006 Form 10-K/A. The overall net impact of these restatement errors was an increase of $5.7 million in June 30, 2007 closing deficit.
Furthermore, the Company identified an error relating to the classification of a theater system arrangement. The arrangement was originally treated as a sale with contingent minimums however, after further review of significant terms in the agreement it was determined that the arrangement should have been treated as an operating lease, the correction of which increased the June 30, 2007 closing deficit by $0.4 million.

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

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
3.	Restatement of Previously Issued Financial Statements (cont’d)

c)	Impact of the First Restatement (cont’d)
Revenue Recognition — Other
As a result of the review of the revenue arrangements, the Company identified additional errors including the following:
▪	Based on an analysis of fair values of elements within its arrangements, the Company determined that the allocations of consideration received and receivable to elements of multiple element arrangements were not updated to reflect the current fair values of particular elements, in particular fair values of maintenance and extended warranty services in the period affected were not updated in accordance with the accounting guidance in Emerging Issues Task Force (“EITF”) Issue 00-21 and other applicable standards. This affected allocations of consideration in various arrangements to the System Deliverable, maintenance and extended warranty services, 3D glasses and film license credits. In addition, in certain arrangements, settlement income was adjusted to reflect the residual amount based on other elements being reflected at their fair values.

▪	The existence of certain non-standard contractual provisions resulted in: the reclassification of certain sales arrangements to sales-type lease transactions, for accounting purposes when the customer was not granted title to the system until all payments were made and certain sales-type leases to operating leases given substantially all of the benefits and risks of ownership had not passed to the customer; and the timing of recognition of the minimum annual payments under certain arrangements.

▪	Finance income continued to be recognized when the related financing receivables were impaired. The Company has corrected the error by discontinuing the recognition of finance income until the impairment issues were resolved.
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
The following table presents the impact of the First Restatement on the Company’s previously issued consolidated statements of operations for the three months ended June 30, 2006:

								As
								Restated
		Revenue				Branch		Per
	As	Recognition-	Revenue			Level		Original
	Previously	Theater	Recognition-	Inventory	Film	Interest	Other	2007
	Reported(1)	Systems	Other	Costs	Accounting	Taxes	Adjustments	Form 10-Q
Revenues
Equipment and product sales	$18,548	$(2,605)	$(585)	$—	$—	$—	$—	$15,358
Services	19,837	—	317	—	(446)	—	—	19,708
Rentals	1,354	—	62	—	—	—	—	1,416
Finance income	1,659	(50)	18	—	—	—	—	1,627

	41,398	(2,655)	(188)	—	(446)	—	—	38,109
Costs of goods sold, services and rentals
Equipment and product sales	9,413	(503)	—	—	—	—	—	8,910
Services	13,685	(2)	7	—	(640)	—	—	13,050
Rentals	440	—	21	—	—	—	—	461

	23,538	(505)	28	—	(640)	—	—	22,421

Gross margin	17,860	(2,150)	(216)	—	194	—	—	15,688

Selling, general and administrative expenses	9,451	31	—	69	—	—	3	9,554
Research and development	664	—	—	—	—	—	—	664
Amortization of intangibles	132	—	—	—	—	—	—	132
Receivable provisions net of (recoveries)	(252)	—	—	—	—	—	—	(252)

Earnings (loss) from operations	7,865	(2,181)	(216)	(69)	194	—	(3)	5,590

Interest income	280	—	—	—	—	—	—	280
Interest expense	(4,231)	—	—	—	—	(11)	—	(4,242)

Earnings (loss) from continuing operations before income taxes	3,914	(2,181)	(216)	(69)	194	(11)	(3)	1,628
Recovery of (provision for) income taxes	(380)	—	—	—	—	382	—	2

Net earnings (loss) from continuing operations	3,534	(2,181)	(216)	(69)	194	371	(3)	1,630
Net earnings from discontinued operations	—	—	—	—	—	—	—	—

Net earnings (loss)	$3,534	$(2,181)	$(216)	$(69)	$194	$371	$(3)	$1,630

Earnings (loss) per share
Earnings (loss) per share — basic:
Net earnings (loss) from continuing operations	$0.09	$(0.05)	$(0.01)	$—	$—	$0.01	$—	$0.04
Net earnings from discontinued operations	$—	$—	$—	$—	$—	$—	$—	$—

Net (loss) earnings	$0.09	$(0.05)	$(0.01)	$—	$—	$0.01	$—	$0.04

Earnings (loss) per share — diluted:
Net earnings (loss) from continuing operations	$0.08	$(0.05)	$—	$—	$—	$0.01	$—	$0.04
Net earnings from discontinued operations	$—	$—	$—	$—	$—	$—	$—	$—

Net earnings (loss)	$0.08	$(0.05)	$—	$—	$—	$0.01	$—	$0.04

(1)	The Company has changed the presentation of revenues and cost of goods sold, services and rentals to conform to the presentation requirements specified in Regulation S-X of the Securities Exchange Act of 1934.

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
The following table presents the impact of the First Restatement on the Company’s previously issued consolidated statements of operations for the six months ended June 30, 2006:

								As
								Restated
		Revenue				Branch		Per
	As	Recognition-	Revenue			Level		Original
	Previously	Theater	Recognition-	Inventory	Film	Interest	Other	2007
	Reported(1)	Systems	Other	Costs	Accounting	Taxes	Adjustments	Form 10-Q
Revenues
Equipment and product sales	$23,227	$710	$(759)	$—	$—	$—	$—	$23,178
Services	33,545	—	560	—	(963)	—	—	33,142
Rentals	2,208	—	107	—	—	—	—	2,315
Finance income	2,836	(131)	34	—	—	—	—	2,739

	61,816	579	(58)	—	(963)	—	—	61,374
Costs of goods sold, services and rentals
Equipment and product sales	12,534	582	—	—	—	—	—	13,116
Services	24,514	12	7	—	(865)	—	—	23,667
Rentals	883	—	42	—	—	—	—	926

	37,931	594	49	—	(865)	—	—	37,709

Gross margin	23,885	(15)	(107)	—	(98)	—	—	23,665

Selling, general and administrative expenses	19,956	31	—	114	—	—	6	20,107
Research and development	1,579	—	—	—	—	—	—	1,579
Amortization of intangibles	324	—	—	—	—	—	—	324
Receivable provisions net of (recoveries)	(109)	—	—	—	—	—	—	(109)

Earnings (loss) from operations	2,135	(46)	(107)	(114)	(98)	—	(6)	1,764

Interest income	533	—	—	—	—	—	—	533
Interest expense	(8,405)	—	—	—	—	6	—	(8,399)

Earnings (loss) from continuing operations before income taxes	(5,737)	(46)	(107)	(114)	(98)	6	(6)	(6,102)
Recovery of income taxes	1,150	—	—	—	—	544	—	1,694

Net earnings (loss) from continuing operations	(4,587)	(46)	(107)	(114)	(98)	550	(6)	(4,408)
Net earnings from discontinued operations	2,300	—	—	—	—	—	—	2,300

Net earnings (loss)	$(2,287)	$(46)	$(107)	$(114)	$(98)	$550	$(6)	$(2,108)

Earnings (loss) per share
Earnings (loss) per share — basic and diluted:
Net earnings (loss) from continuing operations	$(0.11)	$—	$—	$—	$—	$0.01	$—	$(0.10)
Net earnings from discontinued operations	$0.05	$—	$—	$—	$—	$—	$—	$0.05

Net (loss) earnings	$(0.06)	$—	$—	$—	$—	$0.01	$—	$(0.05)

(1)	The Company has changed the presentation of revenues and cost of goods sold, services and rentals to conform to the presentation requirements specified in Regulation S-X of the Securities Exchange Act of 1934.

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
3.	Restatement of Previously Issued Financial Statements (cont’d)

d)	Impact of the Second Restatement

Operating Leases

FASB Statement No. 13, “Accounting for Leases” (“SFAS 13”), and related interpretations require that rent expense related to operating leases be recognized on a straight-line basis over the term of the lease commencing when a lessee takes possession of or controls the use of the space. In addition, FASB Technical Bulletin 88-1, “Issues Related to Accounting for Leases”, requires lease incentives, such as landlord construction allowances received to defray construction costs incurred by the Company, be reflected as a deferred lease incentive, amortized over the lease term as a reduction to rent expense. Previously, the Company had recognized certain rent reductions and escalation clauses based on cash payments beginning from the date of occupancy or lease commencement date, which had the effect of excluding any rent expense during the build-out period. In addition, in certain cases, the Company had not recorded landlord construction allowances as a deferred lease incentive. The Company has restated the current and prior periods’ consolidated financial statements to recognize net rent expense on a straight-line basis over the period from the date the Company obtains possession and control of the property to the end of the lease term. Net rent expense includes payments as required under the lease adjusted for rent holidays, abatements, escalation clauses and construction allowances. In addition, the Company adjusted depreciation and impairment charges to reflect the full cost of the leaseholds acquired. The net impact of these restatement errors on net earnings was a nominal reduction in the loss for the three and six months ended June 30, 2007 and 2006.

Sponsorship Revenue

The Company also determined the accounting for theater sponsorship revenue should have been recognized on a straight-line basis over the contractual period of the sponsorship. Previously, the Company recorded these revenues based on cash collections. The net impact of these restatement errors was a nominal reduction in the loss for the three and six months ended June 30, 2007 and 2006.

Revenue Recognition

The Company also determined that one theater system revenue transaction had been classified as a sale with contingent minimums, which should have been classified as an operating lease. The Company reached this conclusion after consideration of EITF Issue No. 95-1, “Revenue Recognition on Sales with Guaranteed Minimum Resale Value,” and SFAS 13, since the arrangement contained an option, exercisable by the customer, requiring the Company to repurchase the theater system equipment for a fixed amount under certain conditions. The net impact of this restatement errors was a nominal reduction in the loss for the three and six months ended June 30, 2007 and 2006.

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
3.	Restatement of Previously Issued Financial Statements (cont’d)

d)	Impact of the Second Restatement (cont’d)

The following table presents the impact of the Second Restatement on the Company’s previously issued consolidated balance sheet as of June 30, 2007:

	As Previously
	Reported Per	Second Restatement
	Original	Real Estate			As Restated
	2007	Operating	Sponsorship	Revenue	Per 2007
	Form 10-Q	Leases	Revenue	Recognition	Form 10-Q/A
Assets
Cash and cash equivalents	$16,310	$—	$—	$—	$16,310
Short-term investments	2,164	—	—	—	2,164
Accounts Receivable	26,354	—	—	—	26,354
Financing receivables	62,792	—	—	—	62,792
Inventories	27,122	—	—	—	27,122
Prepaid expenses	3,052	—	—	—	3,052
Film assets	4,178	—	—	—	4,178
Property, plant and equipment	24,507	—	—	227	24,734
Other assets	12,174	—	—	—	12,174
Goodwill	39,027	—	—	—	39,027
Other intangible assets	2,526	—	—	—	2,526

Total assets	$220,206	$—	$—	$227	$$220,433

Liabilities
Accounts payable	$8,454	$—	$—	$—	$8,454
Accrued liabilities	54,454	7,120	—	—	61,574
Deferred revenue	61,074	(1,552)	33	650	60,205
Senior Notes due 2010	160,000	—	—	—	160,000

Total liabilities	$283,982	$5,568	$33	$650	$290,233

Shareholders’ deficit
Capital Stock	122,032	—	—	—	122,032
Other equity	3,400	—	—	—	3,400
Deficit	(189,718)	(5,568)	(33)	(423)	(195,742)
Accumulated other comprehensive income	510	—	—	—	510

Total shareholders’ deficit	(63,776)	(5,568)	(33)	(423)	(69,800)

Total liabilities and shareholders’ deficit	$220,206	$—	$—	$227	$220,433

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
3.	Restatement of Previously Issued Financial Statements (cont’d)

d)	Impact of the Second Restatement (cont’d)

The following table presents the impact of the Second Restatement on the Company’s previously issued consolidated statements of operations for the three months ended June 30, 2007:

	As Previously
	Reported Per	Second Restatement
	Original	Real Estate			As Restated
	2007	Operating	Sponsorship	Revenue	Per 2007
	Form 10-Q	Leases	Revenue	Recognition	Form 10-Q/A
Revenues
Equipment and product sales	$6,813	$—	$—	$(32)	$6,781
Services	16,329	—	12	—	16,341
Rentals	1,607	—	—	65	1,672
Finance income	1,181	—	—	—	1,181
Other	1,539	—	—	—	1,539

	27,469	—	12	33	27,514

Cost of goods sold, services and rentals
Equipment and product sales	3,813	—	—	—	3,813
Services	10,682	16	—	—	10,698
Rentals	719	—	—	12	731
Other	19	—	—	—	19

	15,233	16	—	12	15,261

Gross margin	12,236	(16)	12	21	12,253

Selling, general and administrative expenses	11,168	(21)	—	—	11,147
Research and development	1,121	—	—	—	1,121
Amortization of intangibles	141	—	—	—	141
Receivable provisions net of (recoveries)	(31)	—	—	—	(31)

Earnings (loss) from operations	(163)	5	12	21	(125)

Interest income	227	—	—	—	227
Interest expense	(4,375)	—	—	—	(4,375)

Earnings (loss) from continuing operations before income taxes	(4,311)	5	12	21	(4,273)
Provision for income taxes	(260)	—	—	—	(260)

Net earnings (loss) from continuing operations	(4,571)	5	12	21	(4,533)
Net earnings from discontinued operations	—	—	—	—	—

Net earnings (loss)	$(4,571)	$5	$12	$21	$(4,533)

Earnings (loss) per share
Earnings (loss) per share – basic & diluted:
Net loss from continuing operations	$(0.11)	$—	$—	$—	$(0.11)
Net earnings from discontinued operations	$—	$—	$—	$—	$—

Net loss	$(0.11)	$—	$—	$—	$(0.11)

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
3.	Restatement of Previously Issued Financial Statements (cont’d)

d)	Impact of the Second Restatement (cont’d)

The following table presents the impact of the Second Restatement on the Company’s previously issued consolidated statements of operations for the six months ended June 30, 2007:

	As Previously
	Reported Per	Second Restatement
	Original	Real Estate			As Restated
	2007	Operating	Sponsorship	Revenue	Per 2007
	Form 10-Q	Leases	Revenue	Recognition	Form 10-Q/A
Revenues
Equipment and product sales	$13,918	$—	$—	$(63)	$13,855
Services	33,974	—	24	—	33,998
Rentals	2,828	—	—	130	2,958
Finance income	2,367	—	—	—	2,367
Other	1,539	—	—	—	1,539

	54,626	—	24	67	54,717

Cost of goods sold, services and rentals
Equipment and product sales	7,756	—	—	—	7,756
Services	21,958	32	—	—	21,990
Rentals	1,268	—	—	23	1,291
Other	19	—	—	—	19

	31,001	32	—	23	31,056

Gross margin	23,625	(32)	24	44	23,661

Selling, general and administrative expenses	21,510	(41)	—	—	21,469
Research and development	2,616	—	—	—	2,616
Amortization of intangibles	277	—	—	—	277
Receivable provisions net of (recoveries)	(25)	—	—	—	(25)

Earnings (loss) from operations	(753)	9	24	44	(676)

Interest income	453	—	—	—	453
Interest expense	(8,624)	—	—	—	(8,624)

Earnings (loss) from continuing operations before income taxes	(8,924)	9	24	44	(8,847)
Provision for income taxes	(427)	—	—	—	(427)

Net earnings (loss) from continuing operations	(9,351)	9	24	44	(9,274)
Net earnings from discontinued operations	—	—	—	—	—

Net earnings (loss)	$(9,351)	$9	$24	$44	$(9,274)

Earnings (loss) per share
Earnings (loss) per share – basic & diluted:
Net loss from continuing operations	$(0.23)	$—	$—	$—	$(0.23)
Net earnings from discontinued operations	$—	$—	$—	$—	$—

Net loss	$(0.23)	$—	$—	$—	$(0.23)

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

Restated Statement of Operations for the Three Months Ended June 30, 2006

The following table presents the impact of the Second Restatement on the Company’s previously issued consolidated statements of operations for the three months ended June 30, 2006:

	As Restated
	Reported Per	Second Restatement
	Original	Real Estate			As Restated
	2007	Operating	Sponsorship	Revenue	Per 2007
	Form 10-Q	Leases	Revenue	Recognition	Form 10-Q/A
Revenues
Equipment and product sales	$15,358	$—	$—	$(36)	$15,322
Services	19,708	—	20	—	19,728
Rentals	1,416	—	—	69	1,485
Finance income	1,627	—	—	—	1,627

	38,109	—	20	33	38,162

Costs of goods sold, services and rentals
Equipment and product sales	8,910	—	—	—	8,910
Services	13,050	34	—	—	13,084
Rentals	461	—	—	12	473

	22,421	34	—	12	22,467

Gross margin	15,688	(34)	20	21	15,695

Selling, general and administrative expenses	9,554	(21)	—	—	9,533
Research and development	664	—	—	—	664
Amortization of intangibles	132	—	—	—	132
Receivable provisions net of (recoveries)	(252)	—	—	—	(252)

Earnings (loss) from operations	5,590	(13)	20	21	5,618

Interest income	280	—	—	—	280
Interest expense	(4,242)	—	—	—	(4,242)

Earnings (loss) from continuing operations before income taxes
	1,628	(13)	20	21	1,656
Recovery of (provision for) income taxes	2	—	—	—	2

Net earnings (loss) from continuing operations	1,630	(13)	20	21	1,658
Net earnings from discontinued operations	—	—	—	—	—

Net earnings (loss)	$1,630	$(13)	$20	$21	$1,658

Earnings (loss) per share
Earnings (loss) per share – basic & diluted:
Net earnings (loss) from continuing operations	$0.04	$—	$—	$—	$0.04
Net earnings from discontinued operations	$—	$—	$—	$—	$—

Net earnings (loss)	$0.04	$—	$—	$—	$0.04

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

Restated Statement of Operations for the Six Months Ended June 30, 2006

The following table presents the impact of the Second Restatement on the Company’s previously issued consolidated statements of operations for the six months ended June 30, 2006:

	As Restated
	Reported Per	Second Restatement
	Original	Real Estate			As Restated
	2007	Operating	Sponsorship	Revenue	Per 2007
	Form 10-Q	Leases	Revenue	Recognition	Form 10-Q/A
Revenues
Equipment and product sales	$23,178	$—	$—	$(82)	$23,096
Services	33,142	—	55	—	33,197
Rentals	2,315	—	—	149	2,464
Finance income	2,739	—	—	—	2,739

	61,374	—	55	67	61,496

Costs of goods sold, services and rentals
Equipment and product sales	13,116	—	—	—	13,116
Services	23,667	78	—	—	23,745
Rentals	926	—	—	24	950

	37,709	78	—	24	37,811

Gross margin	23,665	(78)	55	43	23,685

Selling, general and administrative expenses	20,107	(42)	—	—	20,065
Research and development	1,579	—	—	—	1,579
Amortization of intangibles	324	—	—	—	324
Receivable provisions net of (recoveries)	(109)	—	—	—	(109)

Earnings (loss) from operations	1,764	(36)	55	43	1,826

Interest income	533	—	—	—	533
Interest expense	(8,399)	—	—	—	(8,399)

Earnings (loss) from continuing operations before income taxes	(6,102)	(36)	55	43	(6,040)
Recovery of income taxes	1,694	—	—	—	1,694

Net earnings (loss) from continuing operations	(4,408)	(36)	55	43	(4,346)
Net earnings from discontinued operations	2,300	—	—	—	2,300

Net earnings (loss)	$(2,108)	$(36)	$55	$43	$(2,046)

Earnings (loss) per share
Earnings (loss) per share – basic and diluted:
Net earnings (loss) from continuing operations	$(0.10)	$—	$—	$—	$(0.10)
Net earnings from discontinued operations	0.05	$—	$—	$—	$0.05

Net (loss) earnings	$(0.05)	$—	$—	$—	$(0.05)

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
3.	Restatement of Previously Issued Financial Statements (cont’d)

e)	Consolidated Statements of Cash Flows

As part of the Second Restatement, the Company changed the presentation of cash flows from discontinued operations to include cash flows related to operating and investing activities within those respective categories. Previously, the Company presented these cash flows on a net basis as a single caption within the statement of cash flows.

There were no other errors in the cash flow statements for the six months ended June 30, 2007 and 2006 other than conforming changes to the components of the reconciliation to net cash provided by or used in operating activities related to the restatement adjustments described above.

4.	Financing Receivables

Financing receivables, consisting of net investment in leases and receivables from financed sales of its theater systems, are as follows:

	June 30,	December 31,
	2007	2006
	As restated	As restated
Gross minimum lease amounts receivable	$83,384	$89,343
Residual value of equipment	321	368
Unearned finance income	(27,970)	(31,182)

Present value of minimum lease amounts receivable	55,735	58,529
Accumulated allowance for uncollectible amounts	(2,720)	(2,445)

Net investment in leases	53,015	56,084

Gross receivables from financed sales	14,266	14,268
Unearned income	(4,489)	(4,474)

Present value of financed sale receivables	9,777	9,794

Total financing receivables	$62,792	$65,878

Present value of financed sale receivables due within one year	$2,631	$1,886
Present value of financed sale receivables due after one year	$7,146	$7,908
As at March 31, 2007 the financed sale receivables had a weighted average effective interest rate of 9.3% (December 31, 2006 – 8.3%).

5.	Inventories

	June 30,	December 31,
	2007	2006
	As restated	As restated
Raw materials	$10,672	$11,504
Work-in-process	2,791	2,677
Finished goods	13,659	12,732

	$27,122	$26,913

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

On April 16, 2007 the Company completed a consent solicitation, receiving consents from holders of approximate 60% aggregate principal amount of the Senior Notes (the “Consenting Holders”) to execute a ninth supplemental indenture (the “Supplemental Indenture”) to the Indenture with the Guarantors named therein and U.S. Bank National Association. The Supplemental Indenture waived any defaults existing at such time arising from a failure by the Company to comply with the reporting covenant and extended until May 31, 2007, or at the Company’s election until June 30, 2007 (the “Covenant Reversion Date”), the date by which the Company’s failure to comply with the reporting covenant shall constitute a default, or be the basis for an event of default under the Indenture. The Company paid consent fees of $1.0 million to the Consenting Holders. On May 30, 2007, the Company provided notice to the holders of the Senior Notes of its election to extend the Covenant Reversion Date to June 30, 2007. The Company paid additional consent fees of $0.4 million to the Consenting Holders. In accordance with Emerging Issues Task Force Abstract 96-16 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, the Company concluded that the payment of these fees did not result in an extinguishment of the debt and accordingly has capitalized these costs as deferred financing costs and is amortizing them, utilizing the effective interest method, as an adjustment of interest expense over the remaining term of the Senior Notes. Because the Company did not file its Annual Report on Form 10-K for the year ended December 31, 2006 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 by June 30, 2007, it was in default of the reporting covenant under the Indenture on July 1, 2007, and received notice of such default on July 2, 2007. The Company cured such default under the Indenture by filing its 2006 Annual Report on Form 10-K and first quarter 2007 Form 10-Q on July 20, 2007. See note 9(f) for more information.

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
7.	Credit Facility

Under the Indenture governing the Company’s Senior Notes, the Company is permitted to incur indebtedness pursuant to a credit agreement, or the refinancing or replacement of a credit facility, provided that the aggregate principal amount of indebtedness thereunder outstanding at any time does not exceed the greater of a) $30,000,000 minus the amount of any such indebtedness retired with the proceeds of an Asset Sale and (b) 15% of Total Assets, as defined in the Indenture, of the Company. The Indenture also permits the Company to incur indebtedness solely in respect of performances, surety or appeal bonds, letters of credit and letters of guarantee as required in the ordinary course of business in accordance with customary industry practices. On February 6, 2004, the Company entered into a Loan Agreement for a secured revolving credit facility as amended on June 30, 2005 and as further amended by the Second Amendment to the Loan Agreement which was entered into with effect from May 16, 2006 (the “Credit Facility”). The Credit Facility is a revolving credit facility expiring on October 31, 2009 with an optional one year renewal thereafter contingent upon approval by the lender, permitting maximum aggregate borrowings equal to the lesser of (i) $40.0 million, (ii) a collateral calculation based on percentages of the book values for the Company’s net investment in sales-type leases, financing receivables, finished goods inventory allocated to backlog contracts and the appraised values of the expected future cash flows related to operating leases and of the Company’s owned real property, reduced by certain accruals and accounts payable and (iii) a minimum level of trailing cash collections in the preceding twenty–six week period ($55.3 million as of June 30, 2007), and is subject to certain limitations under the Company’s Senior Notes and is reduced for outstanding letters of credit. As at June 30, 2007, the Company’s current borrowing capacity under such calculation is $25.5 million after deduction for outstanding letters of credit of $11.4 million. The Credit Facility bears interest at the applicable prime rate per annum or LIBOR plus a margin as specified therein per annum and is collateralized by a first priority security interest in all of the current and future assets of the Company. The Credit Facility contains typical affirmative and negative covenants, including covenants that restrict the Company’s ability to: incur certain additional indebtedness; make certain loans, investments or guarantees; pay dividends; make certain asset sales; incur certain liens or other encumbrances; conduct certain transactions with affiliates and enter into certain corporate transactions. In addition, the Credit Facility agreement contains customary events of default, including upon an acquisition or a change of control that may have a material adverse effect on the Company or a guarantor. The Credit Facility also requires the Company to maintain, over a period of time, a minimum level of adjusted earnings before interest, taxes, depreciation and amortization including film asset amortization, stock and other non-cash compensation, write downs (recoveries), and asset impairment charges, and other non-cash uses of funds on a trailing four quarter basis calculated quarterly, of not less than $20.0 million. In the event that the Company’s available borrowing base falls below the amount borrowed against the Credit Facility, the excess above the available borrowing base becomes due upon demand by the lender. If the Credit Facility were to be terminated by either the Company or the lender, the Company would have the ability to pursue another source of financing pursuant to the terms of the Indenture.

Under the terms of the Credit Facility, the Company has to comply with several reporting requirements including the delivery of audited consolidated financial statements within 120 days of the end of the fiscal year.

In March 2007, the Company delayed the filing of its Annual Report on Form 10-K for the year ended December 31, 2006 beyond the filing deadline in order to restate financial statements for certain periods during the fiscal years 2002 — 2006. On March 27, 2007, the Credit Facility lender waived the requirement for the Company to deliver audited consolidated financial statements within 120 days of the end of the fiscal year ended December 31, 2006, provided such statements and documents were delivered on or before June 30, 2007. On June 27, 2007, the Credit Facility lender agreed that an event of default would not be deemed to have occurred unless the Company’s 2006 Annual Report on Form 10-K filing did not occur by July 31, 2007 or upon the occurrence and continuance of an event of default under the Company’s Indenture governing its Senior Notes which, had not been cured within the applicable grace period. The Company cured such default under the Indenture by filing its 2006 Annual Report on Form 10-K and first quarter 2007 Form 10-Q on July 20, 2007.

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

$42,113

Recorded in accrued liabilities balance as at June 30, 2007 is $9.4 million (December 31, 2006 - $9.6 million) related to rent expense recognized in excess of rental payments made and landlord incentives.

(b)	As at June 30, 2007, the Company has letters of credit of $11.5 million (December 31, 2006 - $9.4 million) outstanding under the Company’s credit facility arrangement (see note 7). In addition, as at June 30, 2007, the Company has performance security guarantees of $0.6 million (December 31, 2006 — $0.6 million) outstanding that have been guaranteed through Export Development Canada.

(c)	The Company compensates its sales force with both fixed and variable compensation. Commissions on the sale or lease of the Company’s theater system components are due in graduated amounts from the time of collection of the customer’s first payment to the Company up to the collection of the customer’s last initial payment. At June 30, 2007, $0.2 million (December 31, 2006 — $0.3 million) of commissions will be payable in future periods if the Company collects its initial payments as anticipated.

9.	Contingencies and Guarantees

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

11.	Consolidated Statements of Cash Flows

(a)	Changes in other non-cash operating assets and liabilities are comprised of the following:

	Six months ended
	June 30,
	2007	2006
	As restated	As restated
Decrease (increase) in:
Accounts receivable	$(297)	$(2,174)
Financing receivables	3,712	(2,181)
Inventories	(2,334)	(912)
Prepaid expenses	380	(970)
Commissions and other deferred selling expenses	(564)	(100)
Increase (decrease) in:
Accounts payable	(2,971)	(380)
Accrued liabilities	(101)	714
Deferred revenue	4,402	3,301

	$2,227	$(2,702)

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
11.	Consolidated Statements of Cash Flows (cont’d)

(b)	Cash payments made during the quarter on account of:

	Six months ended
	June 30,
	2007	2006
	As restated	As restated
Income taxes	$154	$649

Interest	$8,049	$7,783

(c)	Depreciation and amortization are comprised of the following:

	Six months ended
	June 30,
	2007	2006
	As restated	As restated
Film assets	$2,646	$4,148
Property, plant and equipment	2,755	2,317
Other assets	—	235
Other intangible assets	277	324
Deferred financing costs	576	614

	$6,254	$7,638

(d)	Write-downs (recoveries) are comprised of the following:

	Six months ended
	June 30,
	2007	2006
Accounts receivable	$(58)	$284
Financing receivables	33	(393)

	$(25)	$(109)

12.	Receivable Provisions, Net of (Recoveries)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Accounts receivable provisions, net of (recoveries)	$(47)	$81	$(58)	$284
Financing receivables, net of (recoveries)	16	(333)	33	(393)

Receivable provisions, net of (recoveries)	$(31)	$(252)	$(25)	$(109)

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

As at June 30, 2007, the Company has net deferred income tax assets of $nil (December 31, 2006 - $nil). As of June 30, 2007, the Company had a gross deferred income tax asset of $57.3 million, against which the Company is carrying a $57.3 million valuation allowance.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In connection with the Company’s adoption of FIN 48, as of January 1, 2007, the Company recorded a net increase to deficit of $2.1 million (including approximately $0.9 million related to accrued interest and penalties) related to the measurement of potential international withholding tax requirements and a decrease in reserves for income taxes. As of June 30, 2007 and January 1, 2007, the Company had total unrecognized tax benefits of $4.0 million and $3.7 comprised of (i) $3.8 million and $3.5 million for international withholding taxes, respectively, and (ii) $0.2 million related to Large Corporations’ Tax as of both periods. All of the unrecognized tax benefits could impact the Company’s effective tax rate if recognized. While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could differ from the Company’s accrued position. Accordingly, additional provisions on federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

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

The Company has four stock-based compensation plans that are described below. The compensation costs recorded in the statement of operations for these plans were a less than $0.1 million recovery and a $1.0 million expense for the three and six months ended June 30, 2007, respectively (2006 — $0.5 million expense and $1.4 million expense). No income tax benefit is recorded in the consolidated statement of operations for these costs.

Stock Option Plan

The Company’s Stock Option Plan, which is shareholder approved, permits the grant of options to employees, directors and consultants.

The Company’s policy is to issue new shares from treasury to satisfy stock options which are exercised.

The weighted average fair value of all common share options granted to employees for the three and six months ended June 30, 2007 at the date of grant was $2.39 and $2.40 per share, respectively (2006 — $2.95 and 3.74 per share). The Company utilizes a Binomial Model to determine the fair value of common share options at the grant date. The following assumptions were used:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Average risk-free interest rate	5.04%	5.13%	5.02%	4.85%
Market risk premium	5.16%	5.24%	5.16 — 5.73%	5.24 — 5.60%
Beta	0.86 — 0.94	1.06	0.82 — 0.94	1.06 — 1.28
Expected option life (in years)	5.28 — 5.34	2.47 — 3.03	5.28 — 5.34	2.47 — 5.33
Expected volatility	61%	60%	61%	60%
Annual termination probability	11.87%	8.06%	11.87%	8.06%
Dividend yield	0%	0%	0%	0%
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

In the fourth quarter of 2006, the Company determined it had exceeded, by approximately 1.6% or 789,286 options (of which 45,286 were granted in the second quarter of 2006), certain cap limits for grants set by its Stock Option Plan. The options issued in excess of the cap limits were treated as liability-based awards commencing in the third quarter of 2006 as the Company determined it intended to settle the options in cash. The fair value of the options was recalculated each period. In the first quarter of 2007, the Company accelerated the vesting period to March 31, 2007. Immediately before the settlement date, the Company had accrued a liability of $0.7 million. In June 2007, the Company settled all but 195,286 options for cash in an amount of $0.5 million. The remaining 195,286 options were voluntarily surrendered by the Co-CEOs and members of the Board of Directors for no consideration, as a result the $0.2 million remaining in accrued liabilities was credited to Other Equity.

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
14.	Capital Stock (cont’d)

(a)	Stock-Based Compensation (cont’d)

Stock Option Plan (cont’d)

Options to Non-Employees

In the three and six months ended June 30, 2007, an aggregate of 120,255 and 129,145, respectively (2006 — 26,649 and 49,984) options to purchase the Company’s common stock with an average exercise price of $4.54 and $4.53, respectively (2006 — $9.35 and $9.07) were issued to certain advisors and strategic partners of the Company. These options have a maximum contractual life of seven years. Certain of these options vest immediately and others upon the occurrence of certain events. These options were granted under the Stock Option Plan.

The Company has calculated the fair value of these options to non-employees for the three and six months ended June 30, 2007 to be $0.1 million and $0.1 million, respectively (2006 — $0.1 million and $0.2 million), using a Binomial option-pricing model with the following underlying assumptions for periods ended:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Average risk-free interest rate	4.99%	5.01%	4.97%	4.83%
Contractual option life	6 years	5-7 years	6 years	5-7 years
Average expected volatility	61%	60%	61%	60%
Dividend yield	0%	0%	0%	0%
For the three and six months ended June 30, 2007, the Company has recorded a charge of $0.1 million and $0.1 million, respectively (2006 — $0.1 million and $0.2 million) to film cost of sales related to the non-employee stock options.

As at June 30, 2007, non-employee options outstanding amounted to 245,804 options (2006 – 89,989) with a weighted-average exercise price of $6.43 (2006 — $9.46). 128,884 options (2006 – 79,989) were exercisable with an average weighted exercise price of $7.80 (2006 — $9.53) and the vested options have an aggregate intrinsic value of less than $0.1 million.

Restricted Common Shares

Under the terms of certain employment agreements dated July 12, 2000, the Company is required to issue either 160,000 restricted common shares or pay their cash equivalent. The restricted shares are required to be issued, or payment of their cash equivalent, upon request by the employees at any time. The aggregate intrinsic value of the awards outstanding is $0.7 million. The Company accounts for the obligation as a liability, which is classified within accrued liabilities. The Company has recorded a $0.1 million recovery and $0.1 million expense for the three and six months ended June 30, 2007, respectively (2006 — $0.2 million recovery and $0.3 million expense), due to the changes in the Company’s stock price during the period.

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

Risk-free interest rate	5.11%
Market risk premium	5.16%
Beta	0.91
Expected option life (in years)	5.79
Expected volatility	61%
Annual termination probability	0%
Dividend yield	0%
Warrants to Non-Employees

There were no warrants issued during the three months ended or outstanding as of June 30, 2007 and 2006.

(b)	Earnings (Loss) per Share

Reconciliations of the numerators and denominators of the basic and diluted per-share computations are comprised of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	As restated	As restated	As restated	As restated
Net (loss) earnings from continuing operations applicable to common shareholders	$(4,533)	$1,658	$(9,274)	$(2,046)

Weighted average number of common shares (000’s):
Issued and outstanding, beginning of period	40,286	40,280	40,286	40,213
Weighted average number of shares issued during the period	1	5	—	42

Weighted average number of shares used in computing basic earnings per share	40,287	40,285	40,286	40,255
Assumed exercise of stock options, net of shares assumed repurchased	—	1,919	—	—

Weighted average number of shares used in computing diluted earnings per share	40,287	42,204	40,286	40,255

The calculation of diluted earnings per share for the three and six months ended June 30, 2007 excludes all shares that are issuable upon exercise of options as the impact of these exercises would be antidilutive.

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
14.	Capital Stock (cont’d)

(c)	Shareholders’ Deficit

The following summarizes the movement of Shareholders’ Deficit for the six months ended June 30, 2007:

Balance as of December 31, 2006 (as restated)	$(58,232)
Issuance of common shares	8
Net loss	(9,274)
Adjustment to other equity for employee stock options granted	213
Adjustment to other equity capital for non-employee stock options granted	80
Adjustment to other equity capital for employee stock options cancelled	170
Adjustment to deficit on adoption of FIN 48	(2,093)
Adjustments to accumulated other comprehensive income to amortize the prior service credits related to pensions and record the actuarial loss	(672)

Balance as of June 30, 2007 (as restated)	$(69,800)

15.	Segmented Information

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

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	As restated	As restated	As restated	As restated
Revenue
IMAX systems	$13,984	$21,122	$27,102	$33,919
Films
Production and IMAX DMR	3,801	4,063	8,393	5,160
Distribution	2,692	4,639	6,102	8,063
Post-production	1,472	3,042	2,546	4,524
Theater operations	4,579	4,071	9,066	7,763
Other	986	1,225	1,508	2,067

Total	$27,514	$38,162	$54,717	$61,496

Gross margins
IMAX systems	$8,077	$11,057	$15,642	$18,424
Films
Production and IMAX DMR	1,545	1,244	3,927	706
Distribution	942	1,560	2,298	2,104
Post-production	1,132	1,009	1,234	1,438
Theater operations	459	854	653	1,151
Other	98	(29)	(93)	(138)

Total	$12,253	$15,695	$23,661	$23,685

16.	Discontinued Operations

(a)	Miami Theater LLC

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

Supplemental Consolidating Balance Sheets as at June 30, 2007:

			Non-	Adjustments
	IMAX	Guarantor	Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
	As restated	As restated		As restated	As restated
Assets
Cash and cash equivalents	$10,061	$5,935	$314	$—	$16,310
Short-term investments	2,164	—	—	—	2,164
Accounts receivable	23,665	2,291	398	—	26,354
Financing receivables	62,103	689	—	—	62,792
Inventories	26,803	238	81	—	27,122
Prepaid expenses	2,536	495	21	—	3,052
Intercompany receivables	25,029	47,389	10,918	(83,336)	—
Film assets	4,178	—	—	—	4,178
Property, plant and equipment	23,601	1,127	6	—	24,734
Other assets	12,174	—	—	—	12,174
Goodwill	39,027	—	—	—	39,027
Other intangible assets	2,526	—	—	—	2,526
Investments in subsidiaries	31,082	—	—	(31,082)	—

Total assets	$264,949	$58,164	$11,738	$(114,418)	$220,433

Liabilities
Accounts payable	$3,276	$5,175	$3	$—	$8,454
Accrued liabilities	53,248	8,099	227	—	61,574
Intercompany payables	61,785	44,603	6,204	(112,592)	—
Deferred revenue	56,860	3,088	257	—	60,205
Senior Notes due 2010	160,000	—	—	—	160,000

Total liabilities	335,169	60,965	6,691	(112,592)	290,233

Shareholders’ equity (deficit)
Capital stock	122,032	—	117	(117)	122,032
Other equity / additional paid in capital / contributed surplus	2,366	46,960	—	(45,926)	3,400
Deficit	(195,742)	(49,147)	4,930	44,217	(195,742)
Accumulated other comprehensive income (loss)	1,124	(614)	—	—	510

Total shareholders’ equity (deficit)	$(70,220)	$(2,801)	$5,047	$(1,826)	$(69,800)

Total liabilities & shareholders’ equity (deficit)	$264,949	$58,164	$11,738	$(114,418)	$220,433

In certain Guarantor Subsidiaries, accumulated losses have exceeded the original investment balance. As a result of applying equity accounting, the parent company has consequently reduced intercompany receivable balances with respect to these Guarantor Subsidiaries in the amounts of $29.9 million as at June 30, 2007.

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
19.	Supplemental Consolidating Financial Information (cont’d)

Supplemental Consolidating Balance Sheets as at December 31, 2006:

			Non-	Adjustments
	IMAX	Guarantor	Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
	As restated			As restated	As restated
Assets
Cash and cash equivalents	$16,402	$8,556	$165	$—	$25,123
Short-term investments	2,115	—	—	—	2,115
Accounts receivable	23,902	1,866	249	—	26,017
Financing receivables	63,831	2,047	—	—	65,878
Inventories	26,592	237	84	—	26,913
Prepaid expenses	3,098	312	22	—	3,432
Intercompany receivables	25,799	36,182	11,164	(73,145)	—
Film assets	1,235	—	—	—	1,235
Property, plant and equipment	23,412	1,212	15	—	24,639
Other assets	10,365	—	—	—	10,365
Goodwill	39,027	—	—	—	39,027
Other intangible assets	2,547	—	—	—	2,547
Investments in subsidiaries	29,543	—	—	(29,543)	—

Total assets	$267,868	$50,412	$11,699	$(102,688)	$227,291

Liabilities
Accounts payable
Accrued liabilities	$4,259	$7,164	$3	$—	$11,426
Intercompany payables	49,792	8,293	209	—	58,294
Deferred revenue	60,049	35,601	6,306	(101,956)	—
Senior Notes due 2010	52,420	3,261	122	—	55,803
Total liabilities	160,000	—	—	—	160,000

	326,520	54,319	6,640	(101,956)	285,523

Shareholders’ equity (deficit)
Capital stock	$122,024	$—	$117	$(117)	$122,024
Other equity	1,903	46,960	—	(45,926)	2,937
Deficit	(184,375)	(50,253)	4,942	45,311	(184,375)
Accumulated other comprehensive income (loss)	1,796	(614)	—	—	1,182

Total shareholders’ equity (deficit)	(58,652)	(3,907)	5,059	(732)	(58,232)

Total liabilities & shareholders’ equity (deficit)	$267,868	$50,412	$11,699	$(102,688)	$227,291

In certain Guarantor Subsidiaries accumulated losses have exceeded the original investment balance. As a result of applying equity accounting, the parent company has consequently reduced intercompany receivable balances with respect to these Guarantor Subsidiaries in the amounts of $29.0 million.

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
19.	Supplemental Consolidating Financial Information (cont’d)

Supplemental Consolidating Statements of Operations for the three months ended June 30, 2007:

			Non-	Adjustments
	IMAX	Guarantor	Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
	As restated	As restated		As restated	As restated
Revenues
Equipment and product sales	$6,773	$177	$2	$(171)	$6,781
Services	10,409	6,482	164	(714)	16,341
Rentals	1,595	66	11	—	1,672
Finance income	1,170	11	—	—	1,181
Other revenues	1,539	—	—	—	1,539

	21,486	6,736	177	(885)	27,514

Cost of goods sold, services and rentals
Equipment and product sales	3,740	170	2	(99)	3,813
Services	6,287	5,150	47	(786)	10,698
Rentals	731	—	—	—	731
Other	19	—	—	—	19

	10,777	5,320	49	(885)	15,261

Gross margin	10,709	1,416	128	—	12,253

Selling, general and administrative expenses	10,671	285	191	—	11,147
Research and development	1,121	—	—	—	1,121
Amortization of intangibles	141	—	—	—	141
Loss (income) from equity-accounted investees	(1,057)	—	—	1,057	—
Receivable provisions, net of (recoveries)	(33)	2	—	—	(31)

Earnings (loss) from operations	(134)	1,129	(63)	(1,057)	(125)

Interest income	227	—	—	—	227
Interest expense	(4,375)	—	—	—	(4,375)

Net earnings (loss) from continuing operations before income taxes	(4,282)	1,129	(63)	(1,057)	(4,273)
Provision for income taxes	(251)	(9)	—	—	(260)

Net earnings (loss)	$(4,533)	$1,120	$(63)	$(1,057)	$(4,533)

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
19.	Supplemental Consolidating Financial Information (cont’d)

Supplemental Consolidating Statements of Operations for the six months ended June 30, 2007:

			Non-	Adjustments
	IMAX	Guarantor	Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
	As restated	As restated		As restated	As restated
Revenues
Equipment and product sales	$13,822	$627	$4	$(598)	$13,855
Services	22,565	12,601	325	(1,493)	33,998
Rentals	2,860	85	13	—	2,958
Finance income	2,304	63	—	—	2,367
Other revenues	1,539	—	—	—	1,539

	43,090	13,376	342	(2,091)	54,717

Cost of goods sold, services and rentals
Equipment and product sales	7,613	598	4	(459)	7,756
Services	12,275	11,224	123	(1,632)	21,990
Rentals	1,291	—	—	—	1,291
Other	19	—	—	—	19

	21,198	11,822	127	(2,091)	31,056

Gross margin	21,892	1,554	215	—	23,661

Selling, general and administrative expenses	20,753	489	227	—	21,469
Research and development	2,616	—	—	—	2,616
Amortization of intangibles	277	—	—	—	277
Loss (income) from equity-accounted investees	(1,094)	—	—	1,094	—
Receivable provisions, net of (recoveries)	(23)	(2)	—	—	(25)

Earnings (loss) from operations	(637)	1,067	(12)	(1,094)	(676)

Interest income	405	48	—	—	453
Interest expense	(8,624)	—	—	—	(8,624)

Net earnings (loss) from continuing operations before income taxes	(8,856)	1,115	(12)	(1,094)	(8,847)
Provision for income taxes	(418)	(9)	—	—	(427)

Net earnings (loss)	$(9,274)	$1,106	$(12)	$(1,094)	$(9,274)

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
19.	Supplemental Consolidating Financial Information (cont’d)

Supplemental Consolidating Statements of Operations for the three months ended June 30, 2006:

			Non-	Adjustments
	IMAX	Guarantor	Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
	As restated	As restated		As restated	As restated
Revenues
Equipment and product sales	$15,319	$—	$3	$—	$15,322
Services	13,301	7,314	174	(1,061)	19,728
Rentals	1,430	47	8	—	1,485
Finance income	1,573	54	—	—	1,627

	31,623	7,415	185	(1,061)	38,162

Cost of goods sold, services and rentals
Equipment and product sales	8,846	—	—	64	8,910
Services	7,906	6,220	83	(1,125)	13,084
Rentals	473	—	—	—	473

	17,225	6,220	83	(1,061)	22,467

Gross margin	14,398	1,195	102	—	15,695

Selling, general and administrative expenses	9,311	224	(2)	—	9,533
Research and development	664	—	—	—	664
Amortization of intangibles	132	—	—	—	132
Loss (income) from equity-accounted investees	(1,072)	—	—	1,072	—
Receivable provisions, net of (recoveries)	(252)	—	—	—	(252)

Earnings (loss) from operations	5,615	971	104	(1,072)	5,618

Interest income	280	—	—	—	280
Interest expense	(4,239)	(3)	—	—	(4,242)

Net earnings (loss) from continuing operations before income taxes	1,656	968	104	(1,072)	1,656
Recovery of income taxes	2	—	—	—	2

Net earnings (loss) from continuing operations	1,658	968	104	(1,072)	1,658
Net earnings from discontinued operations	—	—	—	—	—

Net earnings (loss)	$1,658	$968	$104	$(1,072)	$1,658

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
19.	Supplemental Consolidating Financial Information (cont’d)

Supplemental Consolidating Statements of Operations for the six months ended June 30, 2006:

			Non-	Adjustments
	IMAX	Guarantor	Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
	As restated	As restated		As restated	As restated
Revenues
Equipment and product sales	$23,090	$—	$6	$—	$23,096
Services	21,825	12,976	365	(1,969)	33,197
Rentals	2,341	111	12	—	2,464
Finance income	2,631	108	—	—	2,739

	49,887	13,195	383	(1,969)	61,496

Cost of goods sold, services and rentals
Equipment and product sales	13,014	—	5	97	13,116
Services	14,007	11,646	158	(2,066)	23,745
Rentals	950	—	—	—	950

	27,971	11,646	163	(1,969)	37,811

Gross margin	21,916	1,549	220	—	23,685

Selling, general and administrative expenses	19,583	402	80	—	20,065
Research and development	1,579	—	—	—	1,579
Amortization of intangibles	324	—	—	—	324
Loss (income) from equity-accounted investees	(1,284)	—	—	1,284	—
Receivable provisions, net of (recoveries)	(109)	—	—	—	(109)

Earnings (loss) from operations	1,823	1,147	140	(1,284)	1,826

Interest income	533	—	—	—	533
Interest expense	(8,397)	(2)	—	—	(8,399)

Net earnings (loss) from continuing operations before income taxes	(6,041)	1,145	140	(1,284)	(6,040)
Recovery of (provision for) income taxes	1,695	—	(1)	—	1,694

Net earnings (loss) from continuing operations	(4,346)	1,145	139	(1,284)	(4,346)
Net earnings from discontinued operations	2,300	—	—	—	2,300

Net earnings (loss)	$(2,046)	$1,145	$139	$(1,284)	$(2,046)

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
19.	Supplemental Consolidating Financial Information (cont’d)

Supplemental Consolidating Statements of Cash Flows for the six months ended June 30, 2007:

			Non-	Adjustments
	IMAX	Guarantor	Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
	As restated	As restated		As restated	As restated
Cash provided by (used in):

Operating Activities

Net earnings (loss)	$(9,274)	$1,106	$(12)	$(1,094)	$(9,274)
Items not involving cash:
Depreciation and amortization	6,038	205	11	—	6,254
Write-downs (recoveries)	(23)	(2)	—	—	(25)
Loss (income) from equity-accounted investees	(1,094)	—	—	1,094	—
Change in deferred income taxes	(149)	—	—	—	(149)
Stock and other non-cash compensation	2,006	—	—	—	2,006
Non-cash foreign exchange gain	(623)	—	—	—	(623)
Interest on short-term investments	(49)	—	—	—	(49)
Change in cash surrender value of life insurance	(16)	—	—	—	(16)
Investment in film assets	(5,590)	—	—	—	(5,590)
Changes in other non-cash operating assets and liabilities	5,092	(3,025)	160	—	2,227
Net cash used in operating activities from discontinued operations	—	(775)	—	—	(775)

Net cash provided by (used in) operating activities	(3,682)	(2,491)	159	—	(6,014)

Investing Activities
Purchases of short-term investments	(4,275)	—	—	—	(4,275)
Proceeds from maturities of short-term investments	4,274	—	—	—	4,274
Purchase of fixed assets	(601)	(120)	(2)	—	(723)
Increase in other assets	(374)	—	—	—	(374)
Increase in other intangible assets	(256)	—	—	—	(256)

Net cash used in investing activities	(1,232)	(120)	(2)	—	(1,354)

Financing Activities
Financing costs related to new Senior Notes	(1,431)	—	—	—	(1,431)
Common shares issued	8	—	—	—	8

Net cash used in financing activities	(1,423)	—	—	—	(1,423)

Effects of exchange rate changes on cash	(4)	(10)	(8)	—	(22)

Increase (decrease) in cash and cash equivalents, during the period	(6,341)	(2,621)	149	—	(8,813)

Cash and cash equivalents, beginning of period	16,402	8,556	165	—	25,123

Cash and cash equivalents, end of period	$10,061	$5,935	$314	$—	$16,310

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)
19.	Supplemental Consolidating Financial Information (cont’d)

Supplemental Consolidating Statements of Cash Flows for the six months ended June 30, 2006:

			Non-	Adjustments
	IMAX	Guarantor	Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
	As restated	As restated		As restated	As restated
Cash provided by (used in):

Operating Activities
Net earnings (loss)	$(2,046)	$1,145	$139	$(1,284)	$(2,046)
Net earnings from discontinued operations	(2,300)	—	—	—	(2,300)
Items not involving cash:
Depreciation and amortization	7,370	267	1	—	7,638
Write-downs	(109)	—	—	—	(109)
Loss (income) from equity-accounted investees	(1,284)	—	—	1,284	—
Change in deferred income taxes	(1,600)	(4)	—	—	(1,604)
Stock and other non-cash compensation	2,554	—	—	—	2,554
Unrealized foreign exchange loss	(405)	—	—	—	(405)
Interest on short-term investments	(179)	—	—	—	(179)
Change in cash surrender value of life insurance	(6)	—	—	—	(6)
Investment in film assets	(5,696)	—	—	—	(5,696)
Changes in other non-cash operating assets and liabilities	(2,851)	239	(90)	—	(2,702)

Net cash provided by (used in) operating activities	(6,552)	1,647	50	—	(4,855)

Investing Activities
Purchases of short-term investments	(10,322)	—	—	—	(10,322)
Proceeds from maturities of short-term investments	10,321	—	—	—	10,321
Purchase of fixed assets	(568)	(169)	(2)	—	(739)
Increase in other assets	(566)	—	—	—	(566)
Increase in other intangible assets	(309)	—	—	—	(309)
Net cash provided by investing activities from discontinued operations	3,493	—	—	—	3,493

Net cash provided by (used in) investing activities	2,049	(169)	(2)	—	1,878

Financing Activities
Common shares issued	286	—	—	—	286

Net cash provided by financing activities	286	—	—	—	286

Effects of exchange rate changes on cash	(53)	7	(13)	—	(59)

Increase (decrease) in cash and cash equivalents, during the period	(4,270)	1,485	35	—	(2,750)

Cash and cash equivalents, beginning of period	17,402	6,728	194	—	24,324

Cash and cash equivalents, end of period	$13,132	$8,213	$229	$—	$21,574

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
Restatement of Previously Issued Financial Statements
In October 2007, the Company announced that, after a review of its real estate leases, it had identified certain errors related to its accounting practices as they relate to such leases for certain of the Company’s owned and operated theaters and office facilities. The Company conducted this review after performing an analysis of a rent-abatement agreement initiated in connection with the higher level of Finance Department oversight and awareness contemplated by Company’s ongoing remediation plan (see Item 4). The review focused on the Company’s historical accounting practice for recording the impact of rent holidays, abatements, escalation clauses and landlord construction allowances. The Company also reviewed its accounting for theater sponsorship revenue at its owned and operated theaters. As a result of the review, the Company concluded that certain of its prior practices were not in accordance with U.S. GAAP. In addition, the Company identified an error relating to revenue recognition, resulting from the Company’s review of one theater system arrangement which occurred in 2002, in response to comments received from the Staff of the Division of Corporate Finance of the Securities and Exchange Commission (the “SEC”). As a result of these errors, the Company has restated its condensed consolidated financial statements for the three and six months ended June 30, 2007 and 2006.

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
     Theater Systems
The Company has identified the projection system, and sound system, and screen system and, if applicable, the 3D glasses cleaning machine, theater design support, supervision of installation, projectionist training and the use of the IMAX brand to be a single deliverable and a single unit of accounting (the “System Deliverable”). When an arrangement does not include all the elements of a System Deliverable, the elements of the System Deliverable included in the arrangements are considered by the Company to be a single deliverable and a single unit of accounting. The Company is not responsible for the physical installation of the equipment in the customer’s facility; however, the Company supervises the installation by the customer. The customer has the right to use the IMAX brand from the date the Company and the customer enter into an arrangement.
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
The Company has, on occasion, reclaimed theater systems from customers who have not fulfilled their contractual obligations. The valuation of returned theater systems is an area where significant estimates are made by the Company. The Company considers the configuration of theater systems returned and its current and anticipated future backlog in determining the fair value of the returned theater systems. Returned systems from lease arrangements are valued in inventory at the lower of original cost, carrying value or fair value. Returned systems from sales arrangements are valued in inventory at the lower of carrying cost and fair value.
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
Three Months Ended June 30, 2007 Versus Three Months Ended June 30, 2006
The Company reported a net loss from continuing operations before income taxes of $4.3 million or $0.11 per share on a diluted basis and a net loss from continuing operations after taxes of $4.5 million or $0.11 per share on a diluted basis for the second quarter of 2007. For the second quarter of 2006, the Company reported net earnings from continuing operations before income taxes of $1.7 million or $0.04 per share on a diluted basis and net earnings from continuing operations after taxes of $1.7 million or $0.04 per share on diluted basis.
Revenue
The Company’s revenues for the second quarter of 2007 decreased by 27.9% to $27.5 million from $38.1 million in the same period last year.
The following table sets forth the breakdown of revenue by category:

	Three months ended June 30,
	2007	2006
(In thousands of U.S. dollars)	As restated	As restated
IMAX Systems Revenue
Sales and sales-type leases(1)	$7,257	$14,172
Ongoing rent(2)	2,930	3,037
Maintenance	3,797	3,913

	13,984	21,122

Films Revenue
Production and IMAX DMR	3,801	4,063
Distribution	2,692	4,639
Post-production	1,472	3,042

	7,965	11,744

Theater Operations	4,579	4,071

Other Revenue	986	1,225

	$27,514	$38,162

(1)	Includes initial rents and fees and the present value of fixed minimum rents and fees from equipment, sales and sales-type lease transactions.

(2)	Includes rental income from operating leases, revenues from joint revenue sharing arrangements, contingent rents from sales-type leases, contingent fees from sales arrangements and finance income.

IMAX CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
RESULTS OF OPERATIONS (cont’d)
Three Months Ended June 30, 2007 Versus Three Months Ended June 30, 2006 (cont’d)
Revenue (cont’d)
IMAX systems revenue decreased to $14.0 million in the second quarter of 2007 from $21.1 million in the second quarter of 2006, a decrease of 33.8%. Revenue from sales and sales-type leases decreased to $7.3 million in the second quarter of 2007 from $14.2 million in the second quarter of 2006, a decrease of 48.8%, mainly due to a lower number of theater system recognitions in 2007 versus 2006 (4 in 2007 versus 9 in 2006), partially offset by $1.5 million in settlement revenues from termination of agreements recognized during of the second quarter of 2007 versus $nil in 2006.
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

Ongoing rent revenue decreased slightly to $2.9 million in the second quarter of 2007 from $3.0 million in 2006, a decrease of 3.8% primarily due to the recording of non-recurring finance income of $0.5 million in the second quarter of 2006. Revenues from joint revenue sharing arrangements, included in ongoing rent, increased from $0.2 million in the second quarter of 2006 to $0.6 million in the second quarter of 2007. The Company installed three new joint revenue sharing theaters in the second quarter of 2007, for a total of eight to date. Maintenance revenue for the quarter was $3.8 million as compared to $3.9 million in the prior year.
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
The Company has signed agreements with Sony Pictures and Warner Bros. Pictures (“WB”) respectively, for the release of IMAX DMR versions of Spider-Man 3: The IMAX Experience which was released in May of 2007, 300: The IMAX Experience which was released in March 2007 and Harry Potter and the Order of the Phoenix: An IMAX 3D Experience which was released in July of 2007. The Company, in conjunction with Paramount Pictures, Shangri-La Entertainment and Concert Productions International, has signed an agreement to release the upcoming Rolling Stones concert film Shine a Light: An IMAX Experience. In November 2007, the Company in conjunction with Paramount Pictures, Shangri-La Entertainment and WB, will release Beowulf: An IMAX 3D Experience. The Company also has an agreement with WB to release The Dark Knight: The IMAX Experience, the next installment of WB’s Batman franchise, in July 2008. In conjunction with WB, the Company has also commenced production on a sequel to Deep Sea 3D, scheduled for release in 2009.
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
Gross Margin
The gross margin across all segments in the second quarter of 2007 was $12.2 million, or 44.5% of total revenue, compared to $15.7 million, or 41.1% of total revenue in the second quarter of 2006.
IMAX theater systems margin, excluding the impact of settlement revenues from termination of arrangements, was 52.6% in the second quarter of 2007, compared to 52.3% in the second quarter of 2006. Gross margins on sale of new systems were 63.5% in the second quarter of 2007 compared to 55.9% in the prior year quarter due mainly to the product mix sold. Gross margins on the sale of two used systems, in the second quarter of 2007 were 58.6% compared to 56.7% for the three used systems recognized in the prior year quarter.
The Company’s gross margin from its film segment decreased in the second quarter of 2007 by $0.2 million. Film production and IMAX DMR gross margin increased by $0.3 million due primarily to the improved margins from the successful releases of 300: An IMAX Experience and Spider-Man 3: An IMAX Experience versus the films released in the second quarter of 2006. Film distribution margin decreased by $0.6 million primarily due to higher margins earned on Magnificent Desolation and Deep Sea 3D in 2006 versus 2007. Film post-production gross margin increased by $0.1 million primarily due to a change in mix between internal and third party business.
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

IMAX CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
RESULTS OF OPERATIONS (cont’d)
Three Months Ended June 30, 2007 Versus Three Months Ended June 30, 2006 (cont’d)
Other
Selling, general and administrative expenses were $11.1 million in the second quarter of 2007, which included $1.2 million of professional and legal expenses the Company incurred costs to respond to inquiries made by the SEC and OSC, as compared to $9.6 million in 2006. Compensation expenses increased by $0.3 million in the second quarter of 2007 over 2006 due to higher salary costs. There was a decrease in non-cash stock-based compensation including stock options, stock appreciation rights and restricted shares issued to employees of $0.4 million from 2006. Travel and entertainment expenses decreased by $0.3 million in the second quarter of 2007 compared to the second quarter of 2006. The Company recorded a foreign exchange gain of $0.5 million in the second quarter of 2007, compared to a gain of $0.4 million in the second quarter of 2006. The Company records foreign exchange translation gains and losses primarily on a portion of its financing receivable balances which are denominated in Canadian dollars, Euros and Japanese Yen.
Receivable provisions net of recoveries for accounts receivable and financing receivables amounted to a net recovery of less than $0.1 million in the second quarter of 2007, compared to a net recovery of $0.3 million in the second quarter of 2006.
Interest income decreased slightly to $0.2 million in the second quarter of 2007 compared to $0.3 million in the prior year quarter.
Interest expense increased slightly to $4.4 million in the second quarter of 2007 compared to $4.2 in the second quarter of 2006. Included in interest expense is the amortization of deferred finance costs in the amount of $0.3 million and $0.3 million in the second quarter of 2007 and 2006, respectively, relating to the Company’s 9.625% Senior Notes due December 1, 2010 (the “Senior Notes”). The Company’s policy is to defer and amortize all the costs relating to a debt financing over the life of the debt instrument.
Income Taxes
The Company’s effective tax rate differs from the statutory tax rate and will vary from year to year primarily as a result of numerous permanent differences, investments and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or reductions in the year, changes in the Company’s valuation allowance based on the Company’s recoverability assessments of deferred tax assets, and favorable or unfavorable resolution of various tax examinations. As of June 30, 2007, the Company had a gross deferred income tax asset of $57.3 million, against which the Company is carrying a $57.3 million valuation allowance.
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

IMAX CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
RESULTS OF OPERATIONS (cont’d)
Six Months Ended June 30, 2007 Versus Six Months Ended June 30, 2006
The Company reported a net loss from continuing operations before income taxes of $8.8 million or $0.23 per share on a diluted basis and a net loss from continuing operations after taxes of $9.3 million or $0.23 per share on a diluted basis for the six months ended June 30, 2007. For the six months ended June 30, 2006, the Company reported net loss from continuing operations before income taxes of $6.0 million or $0.15 per share on a diluted basis and net loss from continuing operations after taxes of $4.3 million or $0.11 per share on diluted basis.
Revenue
The Company’s revenues for the six months ended June 30, 2007 decreased 11.0% to $54.7 million from $61.5 million in the same period last year.
The following table sets forth the breakdown of revenue by category:

	Six months ended
	June 30,
	2007	2006
(In thousands of U.S. dollars)	As restated	As restated
IMAX Systems Revenue
Sales and sales-type leases(1)	$13,669	$20,943
Ongoing rent(2)	5,542	5,290
Maintenance	7,891	7,686

	27,102	33,919

Films Revenue
Production and IMAX DMR	8,393	5,160
Distribution	6,102	8,063
Post-production	2,546	4,524

	17,041	17,747

Theater Operations	9,066	7,763

Other Revenue	1,508	2,067

	$54,717	$61,496

(1)	Includes initial rents and fees and the present value of fixed minimum rents and fees from equipment, sales and sales-type lease transactions.

(2)	Includes rental income from operating leases, revenues from joint revenue sharing arrangements, contingent rents from sales-type leases, contingent fees from sales arrangements and finance income.
IMAX systems revenue decreased to $27.1 million in the six months ended June 30, 2007 from $33.9 million in the six months ended June 30, 2006, a decrease of 20.1%. Revenue from sales and sales-type leases decreased to $13.7 million in the six months ended June 30, 2007 from $20.9 million in the six months ended June 30, 2006, a decrease of 34.7%, mainly due to a lower number of theater system recognitions (9 in 2007 versus 14 in 2006) in the period. The Company also recognized $1.5 million in settlement revenue during the six months ended June 30, 2007 versus $nil in 2006.
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

Ongoing rent revenue increased to $5.5 million in the six months ended June 30, 2007 from $5.3 million in 2006, an increase of 4.8%. Ongoing rent revenue for the first six months of 2006 included the recording of non-recurring finance income of $0.5 million. Absent this non recurring increase, ongoing rent revenue increase 17% over the prior year. Revenues from joint revenue sharing arrangements, included in ongoing rent, increased from $0.3 million in the six months ended June 30, 2006 to $1.0 million in the six months ended June 30, 2007. The Company installed three new joint revenue sharing theaters in the second quarter of 2007. Maintenance revenue increased 2.7% to $7.9 million over the prior year due to an increase in the theater network. The Company expects to see an increase in 2007 compared to 2006 in both ongoing rent and maintenance revenue as the Company’s theater network continues to grow in 2007.
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
Theater operations revenue increased to $9.1 million in the six months ended June 30, 2007 from $7.8 million in the six months ended June 30, 2006, due to an increase in average ticket prices of approximately 20%.
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

IMAX CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont’d)
RESULTS OF OPERATIONS (cont’d)
Six Months Ended June 30, 2007 Versus Six Months Ended June 30, 2006 (cont’d)
Gross Margin
The gross margin across all segments in the six months ended June 30, 2007 was $23.7 million, or 43.2% of total revenue, compared to $23.7 million, or 38.5% of total revenue in the six months ended June 30, 2006. The increase in gross margin for the six months ended June 30, 2007 is largely driven by the improved performance in the film segment.
IMAX theater systems margin, excluding the impact of settlement revenues from termination of arrangements, was 55.2% in the six months ended June 30, 2007, compared to 54.3% experienced in the six months ended June 30, 2006. The increase in gross margin of IMAX theater systems is due to a different mix of theater systems sold in the six months ended June 30, 2007 compared to the same period in 2006. Gross margins on sale of new systems was 57.9% in the six months ended June 30, 2007 compared to 52.5% in the prior year. Gross margins on the sale of used systems in the six months ended June 30, 2007 was 65.7% compared to 68.2% for the used systems recognized in the same period of 2006.
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
Other
Selling, general and administrative expenses were $21.5 million in the first six months of 2007, which included $2.0 million of professional and legal expenses the Company incurred to respond to inquiries made by the SEC and OSC, compared to $20.1 million in 2006. The $0.6 million decrease in SG&A when subtracting the above-referenced legal fees, includes a decrease in the Company’s SERP pension expense as it amended the SERP on March 8, 2006 to reduce certain benefits, resulted in savings of $0.4 million in compensation expense for six months ended June 30, 2007 compared to the same period in 2006. There was also an increase in professional fees of $0.3 million in the six months ended June 30, 2007 due to increased spending on restatement related activities, which were partially offset by reduced spending for SFAS 123R implementation and SERP amendment, which were not repeated in 2007. Compensation expenses decreased by $0.5 million during the six months ended June 30, 2007 as the Company incurred lower severance costs and employee bonus accruals which offset higher salary and compensation costs. There was a decrease in non-cash stock-based compensation for employees of $0.3 million during the six months ended June 30, 2007 compared to the prior year period. Non-cash stock-based compensation includes stock options, stock appreciation rights and restricted shares issued to employees. The Company recorded a foreign exchange gain of $0.6 million in the six months ended June 30, 2007, compared to a gain of $0.4 million in the six months ended June 30, 2006. The Company records foreign exchange translation gains and losses primarily on a portion of its financing receivable balances which are denominated in Canadian dollars, Euros and Japanese Yen.
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
Credit Facility
Under the indenture dated as of December 4, 2003, and as thereafter amended and supplemented, governing the Company’s Senior Notes (the “Indenture”), the Company is permitted to incur indebtedness pursuant to a credit agreement, or the refinancing or replacement of a credit facility, provided that the aggregate principal amount of indebtedness thereunder outstanding at any time does not exceed the greater of a) $30,000,000 minus the amount of any such indebtedness retired with the proceeds of an Asset Sale and (b) 15% of Total Assets, as defined in the Indenture, of the Company. The Indenture also permits the Company to incur indebtedness solely in respect of performances, surety or appeal bonds, letters of credit and letters of guarantee as required in the ordinary course of business in accordance with customary industry practices. On February 6, 2004, the Company entered into a Loan Agreement for a secured revolving credit facility as amended on June 30, 2005 and as further amended by the Second Amendment to the Loan Agreement which was entered into with effect from May 16, 2006 (the “Credit Facility”). The Credit Facility is a revolving credit facility expiring on October 31, 2009 with an optional one year renewal thereafter contingent upon approval by the lender, permitting maximum aggregate borrowings equal to the lesser of (i) $40.0 million, (ii) a collateral calculation based on percentages of the book values for the Company’s net investment in sales-type leases, financing receivables, finished goods inventory allocated to backlog contracts and the appraised values of the expected future cash flows related to operating leases and of the Company’s owned real property, reduced by certain accruals and accounts payable and (iii) a minimum level of trailing cash collections in the preceding twenty-six week period ($55.3 million as of June 30, 2007), and is subject to certain limitations under the Company’s Senior Notes and is reduced for outstanding letters of credit. As at June 30, 2007, the Company’s current borrowing capacity under such calculation is $25.5 million after deduction for outstanding letters of credit of $11.4 million. The Credit Facility bears interest at the applicable prime rate per annum or LIBOR plus a margin as specified therein per annum and is collateralized by a first priority security interest in all of the current and future assets of the Company. The Credit Facility contains typical affirmative and negative covenants, including covenants that restrict the Company’s ability to: incur certain additional indebtedness; make certain loans, investments or guarantees; pay dividends; make certain asset sales; incur certain liens or other encumbrances; conduct certain transactions with affiliates and enter into certain corporate transactions. In addition, the Credit Facility agreement contains customary events of default, including upon an acquisition or a change of control that may have a material adverse effect on the Company or a guarantor. The Credit Facility also requires the Company to maintain, over a period of time, a minimum level of adjusted earnings before interest, taxes, depreciation and amortization including film asset amortization, stock and other non-cash compensation, write downs (recoveries), and asset impairment charges, and other non-cash uses of funds on a trailing four quarter basis calculated quarterly, of not less than $20.0 million. In the event that the Company’s available borrowing base falls below the amount borrowed against the Credit Facility, the excess above the available borrowing base becomes due upon demand by the lender. If the Credit Facility were to be terminated by either the Company or the lender, the Company would have the ability to pursue another source of financing pursuant to the terms of the Indenture.
The Company was in compliance with its adjusted EBITDA covenant as of June 30, 2007.
In March 2007, the Company delayed the filing of its Annual Report on Form 10-K for the year ended December 31, 2006 beyond the filing deadline in order to restate financial statements for certain periods during fiscal years 2002 — 2006. On March 27, 2007, the Credit Facility lender waived the requirement for the Company to deliver audited consolidated financial statements within 120 days of the end of the fiscal year ended December 31, 2006, provided such statements and documents are delivered on or before June 30, 2007. On June 27, 2007, the Credit Facility lender agreed that an event of default would not deemed to have occurred unless the Company’s 2006 Annual Report on Form 10-K filing did not occur by July 31, 2007 or upon the occurrence and continuance of an event of default under the Company’s Indenture dated as of December 4, 2003, and as thereafter amended and supplemented, governing its Senior Notes, which goes uncured within the applicable grace period. The Company cured such default under the Indenture by filing its 2006 Form 10-K and first quarter 2007 Form 10-Q on July 20, 2007.
Cash and Cash Equivalents
As at June 30, 2007, the Company’s principal sources of liquidity included cash and cash equivalents of $16.3 million, short-term investments of $2.2 million, the Credit Facility, trade accounts receivable of $26.4 million and anticipated collection from financing receivables due in the next 12 months of $12.1 million. As at June 30, 2007, the Company has not drawn down on the Credit Facility, and has letters of credit for $11.4 million secured by the Credit Facility arrangement.

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
Cash used in operating activities amounted to $6.0 million for the six months ended June 30, 2007. Changes in other non-cash operating assets as compared to December 31, 2006 include a $0.6 million increase in commissions and other deferred selling expenses, an increase of $2.3 million in inventories, a decrease of $3.7 million in financing receivables, a $0.3 million increase in accounts receivable and a $0.4 million decrease in prepaid expenses, which mostly relates to prepaid film print costs that will be expensed over the period to be benefited. Changes in other non-cash operating liabilities as compared to December 31, 2006 include an increase in deferred revenue of $4.4 million, a decrease in accounts payable of $3.0 million and a decrease of $0.1 million in accrued liabilities. Included in accrued liabilities for the six months ended June 30, 2007 were $27.7 million in respect of accrued pension obligations which are mostly long-term in nature. In addition, $0.8 million was paid in the six months ended June 30, 2007 to extinguished the Company’s lease obligation under discontinued operations. Investments in film assets were $5.6 million at June 30, 2007.
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
Cash used in operating activities amounted to $4.9 million for the six months ended June 30, 2006. Changes in other non-cash operating assets and liabilities include a decrease in accounts payable of $0.4 million, an increase in accrued liabilities of $0.7 million, an increase in deferred revenue of $3.3 million, an increase of $0.9 million in inventories and an increase in trade accounts receivable and financing receivables of $4.3 million. Cash provided by investing activities for the six months ended June 30, 2006 amounted to $1.9 million, primarily consisting of $10.3 million invested in short-term investments, $10.3 million received from proceeds of short-term investments and $3.5 million from settlement of a note receivable from discontinued operations. Cash provided by financing activities amounted to $0.3 million due to the issuance of common shares through the exercise of stock options. Capital expenditures including the purchase of fixed assets net of sales proceeds and investments in film assets were $5.8 million for the six months ended June 30, 2006.
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
On April 16, 2007 the Company completed a consent solicitation, receiving consents from holders of approximately 60% aggregate principal amount of the Senior Notes (the “Consenting Holders”) to execute a ninth supplemental indenture (the “Supplemental Indenture”) to the Indenture with the Guarantors named therein and U.S. Bank National Association. The Supplemental Indenture waived any defaults existing at such time arising from a failure by the Company to comply with the reporting covenant and extended until May 31, 2007, or at the Company’s election until June 30, 2007 (the “Covenant Reversion Date”), the date by which the Company’s failure to comply with the reporting covenant shall constitute a default, or be the basis for an event of default under the Indenture. The Company paid consent fees of $1.0 million to the Consenting Holders. On May 30, 2007, the Company provided notice to the holders of the Senior Notes of its election to extend the Covenant Reversion Date to June 30, 2007. The Company paid additional consent fees of $0.5 million to the Consenting Holders. Because the Company did not file its Annual Report on Form 10-K for the year ended December 31, 2006 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 by June 30, 2007, it was in default of the reporting covenant under the Indenture on July 1, 2007, and received notice of such default on July 2, 2007. The Company cured such default under the Indenture, by filing its 2006 Annual Report on Form 10-K and the first quarter 2007 Form 10-Q on July 20, 2007, within the applicable grace period.
Pension and Postretirement Obligations
The Company has a defined benefit pension plan, the SERP, covering its two Co-CEOs. As at June 30, 2007, the Company had an unfunded and accrued projected benefit obligation of approximately $27.7 million (December 31, 2006 — $26.1 million) in respect of the SERP. At the time the Company established the SERP, it also took out life insurance policies on its two Co-CEOs with coverage amounts of $21.5 million in aggregate. The Company intends to use the proceeds of life insurance policies taken on its Co-CEOs to be applied towards the benefits due and payable under the SERP, although there can be no assurance that the Company will ultimately do so. As at June 30, 2007, the cash surrender value of the insurance policies is $4.6 million (December 31, 2005 — $4.3 million).
In July 2000, the Company agreed to maintain health benefits for its two Co-CEOs upon retirement. As at June 30, 2007, the Company had an unfunded benefit obligation of $0.4 million (December 31, 2006 — $0.4 million).

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

(c)	In June 2004, Robots of Mars, Inc. (“Robots”) initiated an arbitration proceeding against the Company in California with the American Arbitration Association pursuant to an arbitration provision in a 1994 film production agreement between Robots’ predecessor-in-interest and a subsidiary of the Company, asserting claims for breach of contract, fraud, breach of fiduciary duty and intentional interference with contract. Robots is seeking an accounting of the Company’s revenues and an award of all sums alleged to be due to Robots under the production agreement, as well as punitive damages. The Company intends to vigorously defend the arbitration proceeding and believes the amount of the loss, if any, that may be suffered in connection with this proceeding will not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of such arbitration

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