Form 10-Q
period 2007-09-30
IMAX CORP
filed 2007-11-09
CIK 921582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-24216

IMAX Corporation
(Exact name of registrant as specified in its charter)

Canada	98-0140269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2525 Speakman Drive, Mississauga,	L5K 1B1
Ontario, Canada (Address of principal executive offices)	(Postal Code)

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

Large Accelerated Filer ☐     Accelerated Filer ☑     Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of October 31, 2007
Common stock, no par value	40,338,074

IMAX CORPORATION

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	44
Item 3.	Quantitative and Qualitative Factors about Market Risk	65
Item 4.	Controls and Procedures	66

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	69
Item 1A.	Risk Factors	71
Item 4.	Submission of Matters to a Vote of Security Holders	71
Item 5.	Other Information	71
Item 6.	Exhibits	72
Signatures		73
EX-10.25
EX-10.26
EX-31.1
EX-31.2
EX-31.3
EX-32.1
EX-32.2
EX-32.3

IMAX CORPORATION

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

IMAX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

In accordance with United States Generally Accepted Accounting Principles
(in thousands of U.S. dollars)

	September 30,	December 31,
	2007	2006
		As restated
		(note 3)
	(unaudited)

ASSETS
Cash and cash equivalents	$15,981	$25,123
Short-term investments	2,192	2,115
Accounts receivable, net of allowance for doubtful accounts of $3,747 (2006 — $3,253)	22,511	26,017
Financing receivables (note 4)	62,214	65,878
Inventories (note 5)	27,106	26,913
Prepaid expenses	3,116	3,432
Film assets	1,832	1,235
Property, plant and equipment	24,000	24,639
Other assets	12,230	10,365
Goodwill	39,027	39,027
Other intangible assets	2,491	2,547

Total assets	$212,700	$227,291

LIABILITIES
Accounts payable	$8,781	$11,426
Accrued liabilities (notes 9(h), 14(a), 17(a), 17(c))	62,247	58,294
Deferred revenue	58,482	55,803
Senior Notes due 2010 (note 6)	160,000	160,000

Total liabilities	289,510	285,523

Commitments and contingencies (notes 8 and 9)

Shareholders’ equity (deficit)
Capital stock (note 14) common shares — no par value. Authorized — unlimited number. Issued and outstanding — 40,338,074 (2006 — 40,285,574)	122,172	122,024
Other equity	3,611	2,937
Deficit	(203,265)	(184,375)
Accumulated other comprehensive income	672	1,182

Total shareholders’ deficit	(76,810)	(58,232)

Total liabilities and shareholders’ equity (deficit)	$212,700	$227,291

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
In accordance with United States Generally Accepted Accounting Principles
(in thousands of U.S. dollars, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		As restated		As restated
		(note 3)		(note 3)

Revenues
Equipment and product sales	$7,871	$11,785	$21,727	$34,881
Services	17,972	16,331	51,969	49,528
Rentals	2,003	1,615	4,960	4,079
Finance income	1,208	1,252	3,576	3,991
Other	750	—	2,289	—

	29,804	30,983	84,521	92,479
Cost of goods sold, services and rentals
Equipment and product sales	5,356	5,755	13,113	18,871
Services	14,131	12,532	36,120	36,277
Rentals	613	464	1,904	1,414
Other	31	—	50	—

	20,131	18,751	51,187	56,562

Gross margin	9,673	12,232	33,334	35,917

Selling, general and administrative expenses (note 10)	10,255	9,845	31,725	29,910
Research and development	1,563	878	4,180	2,457
Amortization of intangibles	129	132	406	456
Receivable provisions net of (recoveries) (note 12)	718	359	693	250

Earnings (loss) from operations	(2,992)	1,018	(3,670)	2,844
Interest income	194	227	647	760
Interest expense	(4,341)	(4,181)	(12,965)	(12,580)

Loss from continuing operations before income taxes	(7,139)	(2,936)	(15,988)	(8,976)
Provision for income taxes	(383)	(1,784)	(810)	(90)

Loss from continuing operations	(7,522)	(4,720)	(16,798)	(9,066)
Net earnings (loss) from discontinued operations	—	(875)	—	1,425

Net loss	$(7,522)	$(5,595)	$(16,798)	$(7,641)

Loss per share
Earnings (loss) per share — basic & diluted:
Net loss from continuing operations	$(0.19)	$(0.12)	$(0.42)	$(0.23)
Net earnings (loss) from discontinued operations	$—	$(0.02)	$—	$0.04

Net loss	$(0.19)	$(0.14)	$(0.42)	$(0.19)

Other comprehensive loss consists of:
Prior service costs resulting from amendment (net of tax provision of $nil)	$—	$—	$(997)	$—
Amortization of prior service credits (net of tax provision of $75 and $nil for the three months ended September 30, 2007 and 2006, respectively, and $224 and $nil for the nine months ended September 30, 2007 and 2006, respectively)	162	—	488	—

	$162	$—	$(509)	$—

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In accordance with United States Generally Accepted Accounting Principles
(in thousands of U.S. dollars)
(unaudited)

	Nine Months Ended
	September 30,
	2007	2006
		As restated
		(note 3)

Cash provided by (used in):
Operating Activities
Net loss	$(16,798)	$(7,641)
Net earnings from discontinued operations	—	(1,425)
Items not involving cash:
Depreciation and amortization (note 11)	12,794	12,867
Write-downs (note 11)	693	250
Recovery of deferred income tax valuation allowance	(224)	—
Stock and other non-cash compensation	3,059	2,552
Non-cash foreign exchange gain	(1,125)	(353)
Interest on short-term investments	(68)	(281)
Increase in cash surrender value of life insurance	(202)	(149)
Investment in film assets	(8,165)	(7,733)
Changes in other non-cash operating assets and liabilities (note 11)	5,828	(5,437)
Net cash used in operating activities from discontinued operations (note 16(a))	(775)	(100)

Net cash used in operating activities	(4,983)	(7,450)

Investing Activities
Purchases of short-term investments	(6,457)	(14,506)
Proceeds from maturities of short-term investments	6,448	18,739
Purchase of property, plant and equipment	(1,333)	(1,712)
Increase in other assets	(561)	(753)
Increase in other intangible assets	(351)	(374)
Net cash provided by investing activities from discontinued operations	—	3,493

Net cash (used in) provided by investing activities	(2,254)	4,887

Financing Activities
Financing costs related to Senior Notes due 2010	(2,084)	—
Common shares issued	148	286

Net cash (used in) provided by financing activities	(1,936)	286

Effects of exchange rate changes on cash	31	(46)

Decrease in cash and cash equivalents, during the period	(9,142)	(2,323)
Cash and cash equivalents, beginning of period	25,123	24,324

Cash and cash equivalents, end of period	$15,981	$22,001

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

The Company has evaluated its various variable interests to determine whether they are VIEs in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). The Company has six film production companies that are VIEs. As the Company is exposed to the majority of the expected losses for one of the film production companies, the Company has determined that it is the primary beneficiary of this entity. The Company continues to consolidate this entity, with no material impact on the operating results or financial condition of the Company, as this production company has total assets and total liabilities of $nil as at September 30, 2007 (December 31, 2006 — $nil). For the other five film production companies which are VIEs, however, the Company did not consolidate these film entities since it does not bear the majority of the expected losses or expected residual returns. The Company equity accounts for these entities. As of September 30, 2007, these five VIEs have total assets of $0.5 million (December 31, 2006 — $0.4 million) and total liabilities of $0.5 million (December 31, 2006 — $0.4 million).

All significant intercompany accounts and transactions, including all intercompany profits on transactions with equity-accounted investees, have been eliminated.

These financial statements should be read in conjunction with the consolidated financial statements included in the Company’s 2006 Amended Annual Report on Form 10-K/A for the year ended December 31, 2006 (the “2006 Form 10-K/A”) which should be consulted for a summary of the significant accounting policies utilized by the Company. These interim financial statements are prepared following accounting policies consistent with the Company’s financial statements for the year ended December 31, 2006, except as noted below.

2.	Change in Accounting Policy

Income Taxes

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (an interpretation of FASB Statement No. 109) (“FIN 48”). This interpretation prescribes a more likely than not recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provided guidance on derecognition of a tax position, classification of a liability for unrecognized tax benefits, accounting for interest and penalties, accounting in interim periods, and expanded income tax disclosures. FIN 48 was effective for the Company on January 1, 2007. The cumulative effect of the change in accounting principle recorded in the first quarter of 2007 upon adoption of FIN 48 was an increase to accrued liabilities of $2.1 million and a charge to opening deficit. For additional information see note 13.

IMAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)

3.	Restatement of Previously Issued Financial Statements

The following explains the impact of two restatements the Company effected for its prior period financial results. The information regarding the “First Restatement” and “Second Restatement” are presented below.

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

In October 2007, the Company announced that, after a review of its real estate leases, it had identified certain errors related to its accounting practices as they relate to such leases for certain of the Company’s owned and operated theaters and office facilities. The Company conducted this review after performing an analysis of a rent-abatement agreement initiated in connection with the higher level of Finance Department oversight and awareness contemplated by the Company’s ongoing remediation plan (see Item 4. Controls and Procedures). The review focused on the Company’s historical accounting practice for recording the impact of rent holidays, abatements, escalation clauses and landlord construction allowances. The Company also reviewed its accounting for theater sponsorship revenue at its owned and operated theaters. As a result of this review, the Company concluded that certain of its prior practices were not in accordance with U.S. GAAP and the Company has restated its consolidated financial statements for prior periods. Information on the restatement of the consolidated balance sheet for the year ended December 31, 2006 is included in the consolidated financial statements in Item 8. of the Company’s 2006 Form 10-K/A. The overall net impact of these restatement errors was an increase of $5.6 million in the September 30, 2007 closing shareholders’ deficit.

Furthermore, the Company identified an error relating to the classification of a theater system arrangement. The arrangement was originally treated as a sale with contingent minimums however, after further review of significant terms in the agreement it was determined that the arrangement should have been treated as an operating lease, the correction of which increased the September 30, 2007 closing shareholders’ deficit by $0.4 million.

IMAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)

c)	Impact of the First Restatement

Revenue Recognition — Theater Systems

The Company’s revenue arrangements include multiple elements. In prior years, the Company considered each component of its theater systems to be a separate element. As a result, revenue was recognized when certain components were installed. As part of the review of its revenue recognition policy, the Company concluded its policy for revenue recognition on theater systems should be revised to treat all components of the theater system (including the projector, sound system, and screen system and, if applicable, 3D glasses cleaning machine), theater design support, supervision of installation, projectionist training and the use of the IMAX brand as a single deliverable and a single unit of accounting, (the “System Deliverable”). In addition, the Company revised its policy to recognize revenue only when all of the following conditions have been met: (i) the projector, sound system and screen system have been installed and are in full working condition, (ii) the 3D glasses cleaning machine, if applicable, has been delivered, (iii) projectionist training has been completed and (iv) the earlier of (a) receipt of written customer acceptance certifying the completion of installation and run-in testing of the equipment and the completion of projection training or (b) public opening of the theater. In conjunction with these changes, the Company undertook an extensive review of all of its revenue arrangements for theater systems for the period from 2002 to 2006.

For the three months ended September 30, 2006 (as restated), one transaction which was originally recorded in 2005 (revenue and net earnings impact of $1.7 million and $0.9 million, respectively) and five transactions which were originally recorded in the second quarter of 2006 (revenue and net earnings impact of $8.4 million and $5.0 million, respectively) were moved to the third quarter of 2006. The net impact of these adjustments was an increase in revenue of $10.1 million and a decrease to net loss of $5.9 million, respectively, for the quarter ended September 30, 2006.

For the nine months ended September 30, 2006 (as restated), seven transactions which were originally recorded in 2005 (revenue and net earnings impact of $12.4 million and $6.5 million, respectively) were moved to the nine month period ended September 30, 2006. One transaction which was originally recorded in the nine months period ended September 30, 2006 (revenue and net earnings impact of $1.7 million and $0.6 million, respectively) was moved to the second quarter of 2007. The net impact of these adjustments was an increase in revenue of $10.7 million and a decrease in net loss of $5.9 million for the nine month period ended September 30, 2006.

Revenue Recognition — Other

As a result of the review of the revenue arrangements, the Company identified additional errors including the following:

•	Based on an analysis of fair values of elements within its arrangements, the Company determined that the allocations of consideration received and receivable to elements of multiple element arrangements were not updated to reflect the current fair values of particular elements, in particular fair values of maintenance and extended warranty services in the period affected were not in accordance with the accounting guidance in Emerging Issues Task Force (“EITF”) Issue 00-21 and other applicable standards. This affected allocations of consideration in various arrangements to the System Deliverable, maintenance and extended warranty services, 3D glasses and film license credits. In addition, in certain arrangements, settlement income was adjusted to reflect the residual amount based on other elements being reflected at their fair values.

•	The existence of certain non-standard contractual provisions resulted in: the reclassification of certain sales arrangements to sales-type lease transactions for accounting purposes when the customer was not granted title to the system until all payments were made and certain sales-type leases to operating leases given

IMAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

The impact of these adjustments was a decrease to net loss of $0.2 million and less than $0.1 million for the three and nine months ended September 30, 2006, respectively.

Inventory Costs

During the period from 2001 to 2006, the Company paid certain fees to a professional services firm to assist the Company in identifying sales opportunities and provide assistance in negotiating and concluding contracts in the developing Asian market. These fees were capitalized and allocated to theater systems inventory for various Asian customers. The Company has determined that these fees were promotional and selling expenses which should have been expensed as incurred as the costs were not direct and incremental costs to a contract. The impact of the adjustments was an increase to net loss of $0.1 million and $0.2 million for the three and nine months ended September 30, 2006, respectively.

Film Accounting

The Company has determined that it had misclassified certain costs incurred in respect of co-produced film productions between 2004 and the third quarter of 2006. Marketing and advertising costs were co-mingled with film production costs, and both were capitalized to film assets, and subsequently amortized into the income statement over the estimated total ultimate revenues associated with the film productions. Film exploitation costs, which include marketing and advertising costs, as defined in SOP 00-2, should have been expensed in the period incurred and not capitalized to film assets. In addition, certain costs were accrued by the Company prior to being incurred. These costs have been moved to the period they were incurred. On certain co-produced film productions, the Company received production fees which should have been deferred and recognized over the film ultimates. These production fees were previously recognized when production of the film was complete. The Company also determined that it had not appropriately applied the individual-film-forecast computation method when it amortized its film assets and deferred production fees and accrued its participation liabilities for the periods between 2002 and the third quarter of 2006. SOP 00-2 requires changes in estimates of ultimate revenues used in the individual-film-forecast computation method to be adjusted prospectively from the beginning of the year of the change. The Company had applied changes in estimates on a retroactive basis from the original release date. In addition, the Company adjusted its amortization of prepaid print costs. The impact of the adjustments was $nil to net earnings for the three months ended September 30, 2006 and an increase to net loss of $0.1 million for the nine months ended September 30, 2006.

Branch Level Interest Taxes

The Company did not properly account for tax liabilities for branch level interest tax. For the years ended December 31, 2002, 2003 and 2004, the Company failed to make timely tax elections that would have prevented an allocation of the Company’s interest expense on its long-term indebtedness to the Company’s U.S. branch income tax returns. In 2006, the Company was assessed branch level interest taxes, interest and penalties due to the fact that these tax elections were not filed on a timely basis. The Company has determined that an accrued liability for the tax obligations should have been recorded at the time elections should have been filed and the taxes were due to be paid, which was in the third quarter of each of the years ended December 31, 2003, 2004 and 2005. The impact of the

IMAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)

adjustments was a decrease to net loss of $0.2 million and $0.7 million for the three and nine months ended September 30, 2006, respectively.

Other Adjustments

During the preparation of executive compensation information for the 2006 Annual Report on Form 10-K, the Company determined that the two Co-Chief Executive Officers (“Co-CEOs”) were entitled to postretirement health benefits since 2000 for which the obligation had not been included in the prior financial statements as required under SFAS 106, “Employer’s Accounting for Postretirement Benefits Other than Pensions”. As a result the Company should have accrued $0.2 million in 2000. SG&A has been increased by less than $0.2 million for the three and nine months ended September 30, 2006.

In addition, the Company had incorrectly accounted for stock options that were granted in excess of the cap limits under the Company’s Stock Option Plan as equity awards during the third quarter of 2006. The Company has determined that such awards should be accounted for as liability awards in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). The impact of the adjustment was a decrease to net loss of $0.2 million for the three and nine months ended September 30, 2006.

IMAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)

The following table presents the impact of the First Restatement on the Company’s previously issued consolidated statements of operations for the three months ended September 30, 2006:

		Revenue				Branch		As
	As	Recognition-	Revenue			Level		Restated
	Previously	Theater	Recognition-	Inventory	Film	Interest	Other	Per 2006
	Reported(1)	Systems	Other	Costs	Accounting	Taxes	Adjustments	Form 10-K

Revenues
Equipment and product sales	$1,987	$10,047	$(218)	$—	$—	$—	$—	$11,816
Services	16,002	—	306	—	41	—	—	16,349
Rentals	1,486	—	64	—	—	—	—	1,550
Finance income	1,251	(22)	23	—	—	—	—	1,252

	20,726	10,025	175	—	41	—	—	30,967
Costs of goods sold, services and rentals
Equipment and product sales	1,649	4,077	—	29	—	—	—	5,755
Services	12,458	—	1	—	41	—	—	12,500
Rentals	430	1	21	—	—	—	—	452

	14,537	4,078	22	29	41	—	—	18,707

Gross margin	6,189	5,947	153	(29)	—	—	—	12,260
Selling, general and administrative expenses	9,998	(2)	—	52	—	—	(182)	9,866
Research and development	878	—	—	—	—	—	—	878
Amortization of intangibles	132	—	—	—	—	—	—	132
Receivable provisions net of (recoveries)	359	—	—	—	—	—	—	359

Earnings from operations	(5,178)	5,949	153	(81)	—	—	182	1,025
Interest income	227	—	—	—	—	—	—	227
Interest expense	(4,379)	—	—	—	—	198	—	(4,181)

Earnings (loss) from continuing operations before income taxes	(9,330)	5,949	153	(81)	—	198	182	(2,929)
Provision for income taxes	(1,784)	—	—	—	—	—	—	(1,784)

Net earnings (loss) from continuing operations	(11,114)	5,949	153	(81)	—	198	182	(4,713)
Net earnings from discontinued operations	(875)	—	—	—	—	—	—	(875)

Net earnings (loss)	$(11,989)	$5,949	$153	$(81)	$—	$198	$182	$(5,588)

Earnings (loss) per share
Earnings (loss) per share — basic and diluted:
Net earnings (loss) from continuing operations	$(0.28)	$0.15	$—	$—	$—	$0.01	$—	$(0.12)
Net earnings from discontinued operations	$(0.02)	$—	$—	$—	$—	$—	$—	$(0.02)

Net (loss) earnings	$(0.30)	$0.15	$—	$—	$—	$0.01	$—	$(0.14)

(1)	The Company has changed the presentation of revenues and cost of goods sold, services and rentals to conform to the presentation requirements specified in Regulation S-X of the Securities Exchange Act of 1934.

IMAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)

The following table presents the impact of the First Restatement on the Company’s previously issued consolidated statements of operations for the nine months ended September 30, 2006:

		Revenue				Branch		As
	As	Recognition-	Revenue			Level		Restated
	Previously	Theater	Recognition-	Inventory	Film	Interest	Other	Per 2006
	Reported(1)	Systems	Other	Costs	Accounting	Taxes	Adjustments	Form 10-K

Revenues
Equipment and product sales	$25,214	$10,757	$(977)	$—	$—	$—	$—	$34,994
Services	49,548	—	866	—	(922)	—	—	49,491
Rentals	3,693	—	171	—	—	—	—	3,865
Finance income	4,087	(153)	57	—	—	—	—	3,991

	82,542	10,604	117	—	(922)	—	—	92,341
Costs of goods sold, services and rentals
Equipment and product sales	14,184	4,659	—	29	—	—	—	18,871
Services	36,971	12	8	—	(824)	—	—	36,167
Rentals	1,313	1	63	—	—	—	—	1,378

	52,468	4,672	71	29	(824)	—	—	56,416

Gross margin	30,074	5,932	46	(29)	(98)	—	—	35,925
Selling, general and administrative expenses	29,954	29	—	166	—	—	(176)	29,973
Research and development	2,457	—	—	—	—	—	—	2,457
Amortization of intangibles	456	—	—	—	—	—	—	456
Receivable provisions net of (recoveries)	250	—	—	—	—	—	—	250

Earnings (loss) from operations	(3,043)	5,903	46	(195)	(98)	—	176	2,789
Interest income	760	—	—	—	—	—	—	760
Interest expense	(12,784)	—	—	—	—	204	—	(12,580)

Earnings (loss) from continuing operations before income taxes	(15,067)	5,903	46	(195)	(98)	204	176	(9,031)
Recovery of (provision for) income taxes	(634)	—	—	—	—	544	—	(90)

Net earnings (loss) from continuing operations	(15,701)	5,903	46	(195)	(98)	748	176	(9,121)
Net earnings from discontinued operations	1,425	—	—	—	—	—	—	1,425

Net earnings (loss)	$(14,276)	$5,903	$46	$(195)	$(98)	$748	$176	$(7,696)

Earnings (loss) per share
Earnings (loss) per share — basic and diluted:
Net earnings (loss) from continuing operations	$(0.39)	$0.15	$(0.01)	$—	$—	$0.02	$—	$(0.23)
Net earnings from discontinued operations	$0.04	$—	$—	$—	$—	$—	$—	$0.04

Net (loss) earnings	$(0.35)	$0.15	$(0.01)	$—	$—	$0.02	$—	$(0.19)

(1)	The Company has changed the presentation of revenues and cost of goods sold, services and rentals to conform to the presentation requirements specified in Regulation S-X of the Securities Exchange Act of 1934.

IMAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)

d)	Impact of the Second Restatement

Operating Leases

FASB Statement No. 13, “Accounting for Leases” (“SFAS 13”), and related interpretations require that rent expense related to operating leases to be recognized on a straight-line basis over the term of the lease commencing when a lessee takes possession of or controls the use of the space. In addition, FASB Technical Bulletin 88-1, “Issues Related to Accounting for Leases”, requires lease incentives, such as landlord construction allowances received to defray construction costs incurred by the Company, be reflected as a deferred lease incentive, amortized over the lease term as a reduction to rent expense. Previously, the Company had recognized certain rent reductions and escalation clauses based on the cash payments beginning from the date of occupancy or lease commencement date, which had the effect of excluding any rent expense during the build-out period. In addition, in certain cases, the Company had not recorded certain landlord construction allowances as a deferred lease incentive. The Company has restated the prior years’ consolidated financial statements to recognize net rent expense on a straight-line basis over the period from the date the Company obtains possession and control of the property to the end of the lease term. Net rent expense includes payments as required under the lease adjusted for rent holidays, abatements, escalation clauses and construction allowances. In addition, the Company adjusted depreciation and impairment charges to reflect the full cost of the leaseholds acquired. The net impact of these restatement errors on net earnings was a nominal reduction in the loss for the three and nine months ended September 30, 2006.

Sponsorship Revenue

The Company also determined the accounting for theater sponsorship revenue should have been recognized on a straight — line basis over the contractual period of the sponsorship. Previously, the Company recorded these revenues based on cash collections. The net impact of these restatement errors was a nominal reduction in the loss for the three and nine months ended September 30, 2006.

Revenue Recognition

The Company also determined that one theater system revenue transaction had been classified as a sale with contingent minimums, which should have been classified as an operating lease. The Company reached this conclusion after consideration of EITF Issue No. 95-1, “Revenue Recognition on Sales with Guaranteed Minimum Resale Value” and SFAS 13, since the arrangement contained an option, exercisable by the customer, requiring the Company to repurchase the equipment for a fixed amount under certain conditions. The net impact of this restatement was a nominal reduction in the loss for the three and nine months ended September 30, 2006.

IMAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)

The following table presents the impact of the Second Restatement on the Company’s previously issued consolidated statements of operations for the three months ended September 30, 2006:

		Second Restatement
	As Restated	Real Estate			As Restated
	Per 2006	Operating	Sponsorship	Revenue	Per 2006
	Form 10-K	Leases	Revenue	Recognition	Form 10-K/A

Revenues
Equipment and product sales	$11,816	$—	$—	$(31)	$11,785
Services	16,349	—	(18)	—	16,331
Rentals	1,550	—	—	65	1,615
Finance income	1,252	—	—	—	1,252

	30,967	—	(18)	34	30,983
Cost of goods sold, services and rentals
Equipment and product sales	5,755	—	—	—	5,755
Services	12,500	32	—	—	12,532
Rentals	452	—	—	12	464

	18,707	32	—	12	18,751

Gross margin	12,260	(32)	(18)	22	12,232
Selling, general and administrative expenses	9,866	(21)	—	—	9,845
Research and development	878	—	—	—	878
Amortization of intangibles	132	—	—	—	132
Receivable provisions net of (recoveries)	359	—	—	—	359

Earnings (loss) from operations	1,025	(11)	(18)	22	1,018
Interest income	227	—	—	—	227
Interest expense	(4,181)	—	—	—	(4,181)

Earnings (loss) from continuing operations before income taxes	(2,929)	(11)	(18)	22	(2,936)
Provision for income taxes	(1,784)	—	—	—	(1,784)

Net earnings (loss) from continuing operations	(4,713)	(11)	(18)	22	(4,720)
Net earnings from discontinued operations	(875)	—	—	—	(875)

Net earnings (loss)	$(5,588)	$(11)	$(18)	$22	$(5,595)

Earnings (loss) per share
Earnings (loss) per share — basic & diluted:
Net loss from continuing operations	$(0.12)	$—	$—	$—	$(0.12)
Net earnings from discontinued operations	$(0.02)	$—	$—	$—	$(0.02)

Net loss	$(0.14)	$—	$—	$—	$(0.14)

IMAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)

The following table presents the impact of the Second Restatement on the Company’s previously issued consolidated statements of operations for the nine months ended September 30, 2006:

		Second Restatement
	As Restated	Real Estate			As Restated
	Per 2006	Operating	Sponsorship	Revenue	Per 2006
	Form 10-K	Leases	Revenue	Recognition	Form 10-K/A

Revenues
Equipment and product sales	$34,994	$—	$—	$(113)	$34,881
Services	49,491	—	37	—	49,528
Rentals	3,865	—	—	214	4,079
Finance income	3,991	—	—	—	3,991

	92,341	—	37	101	92,479
Cost of goods sold, services and rentals
Equipment and product sales	18,871	—	—	—	18,871
Services	36,167	110	—	—	36,277
Rentals	1,378	—	—	36	1,414

	56,416	110	—	36	56,562

Gross margin	35,925	(110)	37	65	35,917
Selling, general and administrative expenses	29,973	(63)	—	—	29,910
Research and development	2,457	—	—	—	2,457
Amortization of intangibles	456	—	—	—	456
Receivable provisions net of (recoveries)	250	—	—	—	250

Earnings (loss) from operations	2,789	(47)	37	65	2,844
Interest income	760	—	—	—	760
Interest expense	(12,580)	—	—	—	(12,580)

Earnings (loss) from continuing operations before income taxes	(9,031)	(47)	37	65	(8,976)
Provision for income taxes	(90)	—	—	—	(90)

Net earnings (loss) from continuing operations	(9,121)	(47)	37	65	(9,066)
Net earnings from discontinued operations	1,425	—	—	—	1,425

Net earnings (loss)	$(7,696)	$(47)	$37	$65	$(7,641)

Earnings (loss) per share
Earnings (loss) per share — basic & diluted:
Net loss from continuing operations	$(0.23)	$—	$—	$—	$(0.23)
Net earnings from discontinued operations	$0.04	$—	$—	$—	$0.04

Net loss	$(0.19)	$—	$—	$—	$(0.19)

IMAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)

e)	Consolidated Statements of Cash Flows

As part of the Second Restatement the Company changed the presentation of cash flows from discontinued operations to include cash flows related to operating and investing activities within those respective categories. Previously, the Company presented these cash flows on a net basis as a single caption within the statements of cash flows.

There were no other errors in the cash flows statements other than conforming changes to the components of the reconciliation to net cash provided by or used in operating activities related to the restatement adjustments described above.

4.	Financing Receivables

Financing receivables, consisting of net investment in leases and receivables from financed sales of its theater systems, are as follows:

	September 30,	December 31,
	2007	2006

Gross minimum lease amounts receivable	$82,206	$89,343
Residual value of equipment	321	368
Unearned finance income	(27,302)	(31,182)

Present value of minimum lease amounts receivable	55,225	58,529
Accumulated allowance for uncollectible amounts	(2,740)	(2,445)

Net investment in leases	52,485	56,084

Gross receivables from financed sales	14,356	14,268
Unearned income	(4,627)	(4,474)

Present value of financed sale receivables	9,729	9,794

Total financing receivables	$62,214	$65,878

Present value of financed sale receivables due within one year	$2,129	$1,886
Present value of financed sale receivables due after one year	$7,600	$7,908

As at September 30, 2007 the financed sale receivables had a weighted average effective interest rate of 9.4% (December 31, 2006 — 8.3%).

5.	Inventories

	September 30,	December 31,
	2007	2006

Raw materials	$11,208	$11,504
Work-in-process	2,253	2,677
Finished goods	13,645	12,732

	$27,106	$26,913

At September 30, 2007, finished goods inventory for which title had passed to the customer amounted to $2.6 million (December 31, 2006 — $0.4 million).

IMAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)

6.	Senior Notes due 2010

As at September 30, 2007, the Company had outstanding $159.0 million aggregate principal of Registered Senior Notes and $1.0 million aggregate principal of Unregistered Senior Notes. The Registered Senior Notes and the Unregistered Senior Notes are referred to herein as the “Senior Notes”.

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

In March 2007, the Company delayed the filing of its 2006 Annual Report on Form 10-K for the year ended December 31, 2006 beyond the required public company filing deadline due to the discovery of certain accounting errors, broadened its accounting review to include certain other accounting matters based on comments received by the Company from the SEC and OSC, and ultimately restated financial statements for certain periods during those years. The filing delay resulted in the Company being in default of a financial reporting covenant under the indenture dated as of December 4, 2003, and as thereafter amended and supplemented (the “Indenture”), governing the Company’s Senior Notes.

On April 16, 2007 the Company completed a consent solicitation, receiving consents from holders of approximate 60% aggregate principal amount of the Senior Notes (the “Consenting Holders”) to execute a ninth supplemental indenture (the “Supplemental Indenture”) to the Indenture with the Guarantors named therein and U.S. Bank National Association. The Supplemental Indenture waived any defaults existing at such time arising from a failure by the Company to comply with the reporting covenant and extended until May 31, 2007, or at the Company’s election until June 30, 2007 (the “Covenant Reversion Date”), the date by which the Company’s failure to comply with the reporting covenant shall constitute a default, or be the basis for an event of default under the Indenture. The Company paid consent fees of $1.0 million to the Consenting Holders. On May 30, 2007, the Company provided notice to the holders of the Senior Notes of its election to extend the Covenant Reversion Date to June 30, 2007. The Company paid additional consent fees of $0.4 million to the Consenting Holders. In accordance with Emerging Issues Task Force Abstract 96-16 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, the Company concluded that the payment of these fees did not result in an extinguishment of the debt and accordingly has capitalized these costs as deferred financing costs and is amortizing them, utilizing the effective interest method, as an adjustment of interest expense over the remaining term of the Senior Notes. Because the Company did not file its Annual Report on Form 10-K for the year ended December 31, 2006 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 by June 30, 2007, it was in default of the reporting covenant under the Indenture on July 1, 2007, and received notice of such default on July 2, 2007. The Company cured such default under the Indenture by filing its 2006 Annual Report on Form 10-K and first quarter 2007 Form 10-Q on July 20, 2007, within the applicable grace period. See note 9(f) for more information.

7.	Credit Facility

Under the Indenture governing the Company’s Senior Notes, the Company is permitted to incur indebtedness on a secured basis pursuant to a credit agreement, or the refinancing or replacement of a credit facility, provided that

IMAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)

the aggregate principal amount of indebtedness thereunder outstanding at any time does not exceed the greater of a) $30,000,000 minus the amount of any such indebtedness retired with the proceeds of an Asset Sale and (b) 15% of Total Assets, as defined in the Indenture, of the Company. The Indenture also permits the Company to incur indebtedness solely in respect of performances, surety or appeal bonds, letters of credit and letters of guarantee as required in the ordinary course of business in accordance with customary industry practices. On February 6, 2004, the Company entered into a Loan Agreement for a secured revolving credit facility as amended on June 30, 2005 and as further amended by the Second Amendment to the Loan Agreement which was entered into with effect from May 16, 2006 (the “Credit Facility”). The Credit Facility is a revolving credit facility expiring on October 31, 2009 with an optional one year renewal thereafter contingent upon approval by the lender, permitting maximum aggregate borrowings equal to the lesser of (i) $40.0 million, (ii) a collateral calculation based on percentages of the book values for the Company’s net investment in sales-type leases, financing receivables, finished goods inventory allocated to backlog contracts and the appraised values of the expected future cash flows related to operating leases and of the Company’s owned real property, reduced by certain accruals and accounts payable and (iii) a minimum level of trailing cash collections in the preceding twenty — six week period ($58.6 million as of September 30, 2007), and is subject to certain limitations under the Company’s Senior Notes and is reduced for outstanding letters of credit. As at September 30, 2007, the Company’s current borrowing capacity under such calculation is $27.7 million after deduction for outstanding letters of credit of $9.8 million. The Credit Facility bears interest at the applicable prime rate per annum or LIBOR plus a margin as specified therein per annum and is collateralized by a first priority security interest in all of the current and future assets of the Company. The Credit Facility contains typical affirmative and negative covenants, including covenants that restrict the Company’s ability to: incur certain additional indebtedness; make certain loans, investments or guarantees; pay dividends; make certain asset sales; incur certain liens or other encumbrances; conduct certain transactions with affiliates and enter into certain corporate transactions. In addition, the Credit Facility agreement contains customary events of default, including upon an acquisition or a change of control that may have a material adverse effect on the Company or a guarantor. The Credit Facility also requires the Company to maintain, over a period of time, a minimum level of adjusted earnings before interest, taxes, depreciation and amortization including film asset amortization, stock and other non-cash compensation, write downs (recoveries), and asset impairment charges, and other non-cash uses of funds on a trailing four quarter basis calculated quarterly, of not less than $20.0 million (the “EBITDA Requirement”). On November 7, 2007 the Company entered into the Third Amendment to the Credit Facility whereby the EBITDA Requirement was reduced to $17.0 million for the four quarters ended September 30, 2007 and $15.0 million for the four quarters ending December 31, 2007. In the event that the Company’s available borrowing base falls below the amount borrowed against the Credit Facility, the excess above the available borrowing base becomes due upon demand by the lender. If the Credit Facility were to be terminated by either the Company or the lender, the Company would have the ability to pursue another source of secured financing pursuant to the terms of the Indenture.

Under the terms of the Credit Facility, the Company has to comply with several reporting requirements including the delivery of audited consolidated financial statements within 120 days of the end of the fiscal year.

In March 2007, the Company delayed the filing of its 2006 Annual Report on Form 10-K for the year ended December 31, 2006 beyond the filing deadline in order to restate financial statements for certain periods during the fiscal years 2002 — 2006. On March 27, 2007, the Credit Facility lender waived the requirement for the Company to deliver audited consolidated financial statements within 120 days of the end of the fiscal year ended December 31, 2006, provided such statements and documents were delivered on or before June 30, 2007. On June 27, 2007, the Credit Facility lender agreed that an event of default would not be deemed to have occurred unless the Company’s 2006 Form 10-K filing did not occur by July 31, 2007 or upon the occurrence and continuance of an event of default under the Company’s Indenture governing its Senior Notes which had not been cured within the applicable grace

IMAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)

period. The Company cured such default under the Indenture by filing its 2006 Form 10-K and first quarter 2007 Form 10-Q on July 20, 2007, within the applicable grace period.

8.	Commitments

(a) The Company’s lease commitments consist of rent and equipment under operating lease. The Company accounts for any incentives provided over the term of the lease. Total minimum annual rental payments to be made by the Company under operating leases for premises and equipment as of September 30, 2007 for each of the years ended December 31, are as follows:

2007 (three months remaining)	$1,660
2008	6,182
2009	5,755
2010	5,861
2011	6,010
Thereafter	14,100

$39,568

Recorded in accrued liabilities balance as at September 30, 2007 is $9.3 million (December 31, 2006 — $9.6 million) related to rent expense recognized in excess of rental payments made and landlord incentives.

(b) As at September 30, 2007, the Company has letters of credit of $9.8 million (December 31, 2006 — $9.4 million) outstanding under the Company’s credit facility arrangement (see note 7). In addition, as at September 30, 2007, the Company has performance security guarantees of $nil (December 31, 2006 — $0.6 million) outstanding that have been guaranteed through Export Development Canada.

(c) The Company compensates its sales force with both fixed and variable compensation. Commissions on the sale or lease of the Company’s theater system components are due in graduated amounts from the time of collection of the customer’s first payment to the Company up to the collection of the customer’s last initial payment. At September 30, 2007, $0.2 million (December 31, 2006 — $0.3 million) of commissions will be payable in future periods if the Company collects its initial payments as anticipated.

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

IMAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

IMAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

IMAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)

future operating results, although no assurance can be given with respect to the ultimate outcome of any such proceedings.

(h) In the normal course of business, the Company enters into agreements that may contain features that meet the FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) definition of a guarantee. FIN 45 defines a guarantee to be a contract (including an indemnity) that contingently requires the Company to make payments (either in cash, financial instruments, other assets, shares of its stock or provision of services) to a third party based on (a) changes in an underlying interest rate, foreign exchange rate, equity or commodity instrument, index or other variable, that is related to an asset, a liability or an equity security of the counterparty, (b) failure of another party to perform under an obligating agreement or (c) failure of another third party to pay its indebtedness when due.

Financial Guarantees

The Company has provided no significant financial guarantees to third parties.

Product Warranties

The following summarizes the accrual for product warranties that was recorded as part of accrued liabilities in the consolidated balance sheets as of September 30, 2007:

Balance as at December 31, 2006	$38
Payments	(137)
Warranties provision	78
Revisions	24

Balance as of September 30, 2007	$3

Director/Officer Indemnification

The Company’s General By-law contains an indemnification of its directors/officers, former directors/officers and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amount actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the consolidated balance sheet as of September 30, 2007, with respect to this indemnity.

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

IMAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

10.	Condensed Consolidated Statements of Operations Supplemental Information

Included in selling, general and administrative expenses for both the three and nine months ended September 30, 2007 is a gain of $0.9 million and $1.5 million, respectively (2006 — loss of $0.1 million and a gain of $0.3 million, respectively), for net foreign exchange gains or losses related to the translation of foreign currency denominated monetary assets, liabilities and integrated subsidiaries.

11.	Consolidated Statements of Cash Flows

(a) Changes in other non-cash operating assets and liabilities are comprised of the following:

	Nine Months Ended
	September 30,
	2007	2006
		As restated

Decrease (increase) in:
Accounts receivable	$3,051	$(8,262)
Financing receivables	4,518	(2,035)
Inventories	(2,121)	(1,462)
Prepaid expenses	316	(1,047)
Commissions and other deferred selling expenses	(589)	(54)
Increase (decrease) in:
Accounts payable	(2,644)	2,064
Accrued liabilities	618	4,655
Deferred revenue	2,679	704

	$5,828	$(5,437)

(b) Cash payments made during the year on account of

	Nine Months Ended
	September 30,
	2007	2006

Income taxes	$670	$1,224

Interest	$8,138	$7,862

IMAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)

(c) Depreciation and amortization are comprised of the following:

	Nine Months Ended
	September 30,
	2007	2006

Film assets	$7,567	$7,811
Property, plant and equipment	3,902	3,503
Other assets	—	233
Other intangible assets	406	456
Deferred financing costs	919	864

	$12,794	$12,867

(d) Write-downs (recoveries) are comprised of the following:

	Nine Months Ended
	September 30,
	2007	2006

Accounts receivable	$455	$734
Financing receivables	238	(484)

	$693	$250

12.	Receivable Provisions, Net of (Recoveries)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Accounts receivable provisions, net of (recoveries)	$513	$450	$455	$734
Financing receivables, net of (recoveries)	205	(91)	238	(484)

Receivable provisions, net of (recoveries)	$718	$359	$693	$250

13.	Income Taxes

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

As at September 30, 2007, the Company has net deferred income tax assets of $nil (December 31, 2006 — $nil). As of September 30, 2007, the Company had a gross deferred income tax asset of $59.6 million, against which the Company is carrying a $59.6 million valuation allowance.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income

IMAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)

Taxes”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In connection with the Company’s adoption of FIN 48, as of January 1, 2007, the Company recorded a net increase to deficit of $2.1 million (including approximately $0.9 million related to accrued interest and penalties) related to the measurement of potential international withholding tax requirements and a decrease in reserves for income taxes. As of September 30, 2007 and January 1, 2007, the Company had total unrecognized tax benefits of $4.4 million and $3.7 comprised of (i) $4.1 million and $3.5 million for international withholding taxes, respectively, and (ii) $0.3 million and $0.2 million related to Large Corporations’ Tax, respectively. All of the unrecognized tax benefits could impact the Company’s effective tax rate if recognized. While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could differ from the Company’s accrued position. Accordingly, additional provisions on federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Consistent with its historical financial reporting, the Company has elected to classify interest and penalties related to income tax liabilities, when applicable, as part of the interest expense in its Consolidated Statements of Operations rather than income tax expense. In conjunction with the adoption of FIN 48, the Company recognized approximately $0.1 million and $0.2 million in potential interest and penalties associated with uncertain tax positions for the three and nine months ended September 30, 2007, respectively.

14.	Capital Stock

(a)	Stock-Based Compensation

The Company has four stock-based compensation plans that are described below. The compensation costs recorded in the statement of operations for these plans was $0.5 million and a $1.5 million expense for the three and nine months ended September 30, 2007, respectively (2006 — $0.4 million recovery and $1.0 million expense). No income tax benefit is recorded in the consolidated statement of operations for these costs.

Stock Option Plan

The Company’s Stock Option Plan, which is shareholder approved, permits the grant of options to employees, directors and consultants.

The Company’s policy is to issue new shares from treasury to satisfy stock options which are exercised.

The weighted average fair value of all common share options granted to employees for the three and nine months ended September 30, 2007 at the date of grant was $1.44 and $1.64 per share, respectively (2006 — $3.27

IMAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)

and $3.35 per share). The Company utilizes a Binomial Model to determine the fair value of common share options at the grant date. The following assumptions were used:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Average risk-free interest rate	4.48%	4.96%	4.60%	4.92%
Market risk premium	5.16%	5.35%	5.16 - 5.73%	5.35 - 5.60%
Beta	0.71 - 0.78	0.99	0.71 - 0.94	0.99 - 1.28
Expected option life (in years)	2.74 - 5.44	4.45 - 5.46	2.74 - 5.44	2.47 - 5.46
Expected volatility	61%	60%	61%	60%
Annual termination probability	9.52 - 11.87%	8.06%	9.52 - 11.87%	8.06%
Dividend yield	0%	0%	0%	0%

As the Company stratifies its employees into two groups in order to calculate fair value under the Binomial Model, ranges of assumptions used are presented for market risk premium, Beta, expected option life and annual termination probability. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected volatility rate is estimated based on the Company’s historical share-price volatility. The market risk premium reflects the amount by which the return on the market portfolio exceeds the risk-free rate, where the return on the market portfolio is based on the Standard and Poors 500 index. The Company utilizes an expected term method to determine expected option life based on such data as vesting periods of awards, historical data that includes past exercise and post-vesting cancellations and stock price history.

As at September 30, 2007, the Company has reserved a total of 6,922,157 (December 31, 2006 — 6,974,657) common shares for future issuance under the Stock Option Plan, of which options in respect of 5,698,580 common shares are outstanding at September 30, 2007. Options are granted with an exercise price equal to the market value of the Company’s stock at the grant date. The options vest within five years and expire 10 years or less from the date granted. The Plan provides that vesting will be accelerated if there is a change of control, as defined in the plan. At September 30, 2007, options in respect of 4,566,568 common shares were vested and exercisable.

The following table summarizes certain information in respect of option activity under the Stock Option Plan for the periods ended September 30:

			Weighted Average
	Number of Shares		Exercise Price per Share
	2007	2006	2007	2006

Options outstanding, beginning of year	5,100,995	5,262,824	$7.12	$7.16
Granted	754,861	123,319	4.21	8.57
Exercised	(52,500)	(72,032)	2.82	3.96
Forfeited	(35,525)	(87,768)	7.79	8.01
Expired	(28,000)	(35,600)	18.45	16.08
Cancelled	(41,251)	(15,833)	16.00	21.33

Options outstanding, end of period	5,698,580	5,174,910	6.65	7.12

Options exercisable, end of period	4,566,568	4,492,006	6.93	7.07

IMAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)

In the nine months ended September 30, 2007, the Company cancelled 41,251 stock options from its Stock Option Plan (2006 — 15,833) surrendered by Company employees for $nil consideration.

As at September 30, 2007, 5,413,358 options are fully vested or are expected to vest with a weighted average exercise price of $6.72, aggregate intrinsic value of $0.6 million and weighted average remaining contractual life of 4.1 years. As at September 30, 2007, options that are exercisable have an intrinsic value of $0.6 million and a weighted average remaining contractual life of 3.9 years. The intrinsic value of options exercised in the nine months ended September 30, 2007 was $0.1 million (2006 — $0.5 million).

In the fourth quarter of 2006, the Company determined it had exceeded, by approximately 1.6% (of which nil were granted in the third quarter of 2006), certain cap limits for grants set by its Stock Option Plan. The options issued in excess of the cap limits were treated as liability-based awards commencing in the third quarter of 2006 as the Company determined it intended to settle the options in cash. The fair value of the options was recalculated each period. For purposes of calculating the fair value of the liability awards in the first quarter of 2007, the Company accelerated the accounting vesting period to March 31, 2007 in order to align with the expected service period of the options. Immediately before the settlement date, the Company had accrued a liability of $0.7 million. In June 2007, 195,286 options were voluntarily surrendered by the Co-CEOs and members of the Board of Directors for no consideration, as a result $0.2 million in accrued liabilities was credited to Other Equity and the Company settled the remaining options for cash in an amount of $0.5 million.

Options to Non-Employees

In the three and nine months ended September 30, 2007, an aggregate of nil and 129,145, respectively (2006 — 13,335 and 63,319) options to purchase the Company’s common stock with an average exercise price of $nil and $4.53, respectively (2006 — $6.61 and $8.55) were granted to certain advisors and strategic partners of the Company. These options have a maximum contractual life of seven years. Certain of these options vest immediately and others upon the occurrence of certain events. These options were granted under the Stock Option Plan.

The Company has calculated the fair value of these options to non-employees for the three and nine months ended September 30, 2007 to be less than $0.1 million and $0.1 million, respectively (2006 — less than $0.1 million and $0.3 million), using a Binomial option-pricing model with the following underlying assumptions for periods ended:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Average risk-free interest rate	n/a	4.90%	4.97%	4.84%
Contractual option life	n/a	5 years	6 years	5-7 years
Average expected volatility	n/a	60%	61%	60%
Dividend yield	n/a	0%	0%	0%

For the three and nine months ended September 30, 2007, the Company has recorded a charge of less than $0.1 million and $0.1 million, respectively (2006 — less than $0.1 million and $0.3 million) to film cost of sales related to the non-employee stock options.

As at September 30, 2007, non-employee options outstanding amounted to 245,804 options (2006 — 103,324) with a weighted-average exercise price of $6.43 (2006 — $9.10). 142,249 options (2006 — 93,324) were exercisable with an average weighted exercise price of $7.49 (2006 — $9.12) and the vested options have an aggregate intrinsic value of less than $0.1 million.

IMAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)

Restricted Common Shares

Under the terms of certain employment agreements dated July 12, 2000, the Company is required to issue either 160,000 restricted common shares or pay their cash equivalent. The restricted shares are required to be issued, or payment of their cash equivalent, upon request by the employees at any time. The aggregate intrinsic value of the awards outstanding is $0.7 million. The Company accounts for the obligation as a liability, which is classified within accrued liabilities. The Company has recorded a less than $0.1 million recovery and $0.1 million expense for the three and nine months ended September 30, 2007, respectively (2006 — $0.7 million recovery and $0.3 million recovery), due to the changes in the Company’s stock price during the period.

Stock Appreciation Rights

On February 15, 2007, 600,000 stock appreciation rights with an exercise price of $4.34 per right were granted to Company executives. Half of the rights were vested upon issuance and were exercisable immediately and the other 300,000 rights will vest and be exercisable by the end of 2007. The rights were measured at fair value at the date of grant and are remeasured each period until settled. At September 30, 2007, the unvested rights had a fair value of $1.00 per right and the vested rights had a fair value of $0.95 per right. The rights have an intrinsic value of $nil per right as the exercise price of the rights is greater than the Company’s stock price at September 30, 2007. The Company accounts for the obligation of these rights as a liability, which is classified within accrued liabilities. The Company has recorded a $0.3 million charge and a $0.5 million charge for the three and nine months ended September 30, 2007, respectively to SG&A related to these rights. The following assumptions were used at September 30, 2007 for measuring the fair value of the rights:

Risk-free interest rate	4.70%
Market risk premium	5.16%
Beta	0.79
Expected option life (in years)	0.93 - 0.99
Expected volatility	61%
Annual termination probability	0%
Dividend yield	0%

Warrants to Non-Employees

There were no warrants issued during the three and nine months ended or outstanding as of September 30, 2007 and 2006.

IMAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)

(b)	Earnings (Loss) per Share

Reconciliations of the numerators and denominators of the basic and diluted per-share computations are comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		As restated		As restated

Net loss from continuing operations applicable to common shareholders	$(7,522)	$(5,595)	$(16,798)	$(7,641)

Weighted average number of common shares (000’s):
Issued and outstanding, beginning of period	40,288	40,286	40,286	40,213
Weighted average number of shares issued during the period	22	—	8	52

Weighted average number of shares used in computing basic earnings per share	40,310	40,286	40,294	40,265
Assumed exercise of stock options, net of shares assumed repurchased	—	—	—	—

Weighted average number of shares used in computing diluted earnings per share	40,310	42,286	40,294	40,265

The calculation of diluted earnings per share for the three and nine months ended September 30, 2007 excludes all shares that are issuable upon exercise of options as the impact of these exercises would be antidilutive.

(c)	Shareholders’ Deficit

The following summarizes the movement of Shareholders’ Deficit for the nine months ended September 30, 2007:

Balance as of December 31, 2006 (as restated)	$(58,232)
Issuance of common shares	148
Net loss	(16,798)
Adjustment to other equity for employee stock options granted	396
Adjustment to other equity capital for non-employee stock options granted	108
Adjustment to other equity capital for employee stock options cancelled	170
Adjustment to deficit on adoption of FIN 48	(2,093)
Adjustments to accumulated other comprehensive income to amortize the prior service credits related to pensions and record the prior service cost	(509)

Balance as of September 30, 2007	$(76,810)

IMAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

The Company’s Chief Operating Design Makers (“CODM”) as defined in Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise Related Information” (“SFAS 131”), assess segment performance based on segment gross margins. Selling, general and administrative expenses, research and development costs, amortization of intangibles, receivables provisions (recoveries), interest revenue, interest expense and tax provision (recovery) are not allocated to the segments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		As restated		As restated

Revenue
IMAX systems	$14,940	$17,553	$42,042	$51,472
Films
Production and IMAX DMR	6,246	3,403	14,640	8,563
Distribution	2,548	3,559	8,649	11,622
Post-production	744	749	3,290	5,273
Theater operations	4,368	4,709	13,434	12,472
Other	958	1,010	2,466	3,077

Total	$29,804	$30,983	$84,521	$92,479

Gross margins
IMAX systems	$7,265	$10,108	$22,907	$28,532
Films
Production and IMAX DMR	290	(920)	4,218	(214)
Distribution	1,223	1,337	3,521	3,441
Post-production	295	948	1,529	2,386
Theater operations	262	408	914	1,559
Other	338	351	245	213

Total	$9,673	$12,232	$33,334	$35,917

IMAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

On December 29, 2005, the Company and a previously wholly-owned subsidiary, Digital Projection International, entered into an agreement to settle its loan agreements in exchange for a payment of $3.5 million. During the nine months ended September 30, 2006, the Company recognized $2.3 million in income from discontinued operations as a result of this settlement. The other $1.2 million was recognized in 2005.

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

On May 4, 2007, the Company amended the SERP to provide for the determination of benefits to be 75% of the member’s best average 60 consecutive months of earnings over the member’s employment history. The actuarial liability was remeasured to reflect this amendment. The amendment resulted in a $1.0 million increase to the pension liability and a corresponding $1.0 million change to other comprehensive income. As of September 30, 2007, one of the Co-CEO’s benefits was 100% vested and the other Co-CEO’s benefits were approximately 85.5% vested.

IMAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)

The amount accrued for the SERP is determined as follows:

Nine Months Ended
September 30, 2007

Projected benefit obligation:
Obligation, beginning of period	$26,109
Service cost	518
Interest cost	1,050
Prior service cost resulting from the amendment	997
Amortization of prior service credit	(712)

Obligation, end of period	$27,962

Unfunded status:
Obligation, end of period	$27,962

Accrued pension liability	$27,962

The following table provides disclosure of pension expense for the SERP for periods ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Service cost	$172	$364	$518	$821
Interest cost	372	297	1,050	659
Amortization of prior service credits	—	(237)	—	(83)

Pension expense	$544	$424	$1,568	$1,397

The accumulated benefit obligation for the SERP was $28.0 million at September 30, 2007 and $26.1 million at December 31, 2006. No contributions are expected to be made for the SERP during 2007.

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

At the time the Company established the SERP, it also took out life insurance policies on its two Co-CEOs with coverage amounts of $21.5 million in aggregate. The Company intends to use the cash surrender value proceeds of life insurance policies taken on its Co-CEOs to be applied towards the benefits due and payable under the SERP, although there can be no assurance that the Company will ultimately do so. At September 30, 2007, the cash surrender value of the insurance policies is $5.0 million (December 31, 2006 — $4.3 million) and has been included in other assets.

IMAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)

(b)	Defined Contribution Plan

The Company also maintains defined contribution pension plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During the three and nine months ended September 30, 2007, the Company contributed and expensed an aggregate of $0.2 million and $0.6 million, respectively (2006 — $0.2 million and $0.6 million), to its Canadian plan and an aggregate of less than $0.1 million and $0.1 million, respectively (2006 — less than $0.1 million and $0.1 million), to its defined contribution employee pension plan under Section 401(k) of the U.S. Internal Revenue Code.

(c)	Postretirement Benefits

The Company has an unfunded postretirement plan covering its two Co-CEOs. The plan provides that the Company will maintain health benefits for the Co-CEOs until they become eligible for Medicare and, thereafter, the Company will provide Medicare supplement coverage as selected by the Co-CEO. The postretirement benefits obligation as of September 30, 2007 is $0.4 million (2006 — $0.4 million). The Company has expensed less than $0.1 million for the three and nine months ended September 30, 2007 with respect to this obligation (2006 — less than $0.1 million).

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

IMAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)

Supplemental consolidating balance sheets as at September 30, 2007:

				Adjustments
	IMAX	Guarantor	Non-Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$8,852	$6,750	$379	$—	$15,981
Short-term investments	2,192	—	—	—	2,192
Accounts receivable	18,135	4,026	350	—	22,511
Financing receivables	61,542	672		—	62,214
Inventories	26,790	234	82	—	27,106
Prepaid expenses	2,480	614	22	—	3,116
Intercompany receivables	24,961	45,877	11,602	(82,440)	—
Film assets	1,832	—	—	—	1,832
Property, plant and equipment	22,962	1,037	1	—	24,000
Other assets	12,230	—	—	—	12,230
Goodwill	39,027	—	—	—	39,027
Other intangible assets	2,491	—	—	—	2,491
Investments in subsidiaries	31,216	—	—	(31,216)	—

Total assets	$254,710	$59,210	$12,436	$(113,656)	$212,700

Liabilities
Accounts payable	$4,497	$4,284	$—	$—	$8,781
Accrued liabilities	54,616	7,393	238		62,247
Intercompany payables	57,484	47,325	6,801	(111,610)	—
Deferred revenue	55,343	3,027	112	—	58,482
Senior Notes due 2010	160,000	—	—	—	160,000

Total liabilities	331,940	62,029	7,151	(111,610)	289,510

Shareholder’s deficit
Capital stock	122,172	—	117	(117)	122,172
Other equity/additional paid in capital/contributed surplus	2,577	46,960	—	(45,926)	3,611
Deficit	(203,265)	(49,165)	5,168	43,997	(203,265)
Accumulated other comprehensive income (loss)	1,286	(614)	—	—	672

Total shareholders’ equity (deficit)	(77,230)	(2,819)	5,285	(2,046)	(76,810)

Total liabilities & shareholders’ equity (deficit)	$254,710	$59,210	$12,436	$(113,656)	$212,700

In certain Guarantor Subsidiaries, accumulated losses have exceeded the original investment balance. As a result of applying equity accounting, the parent company has consequently reduced intercompany receivable balances with respect to these Guarantor Subsidiaries in the amounts of $29.8 million as at September 30, 2007.

IMAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

IMAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)

Supplemental consolidating statements of operations for the three months ended September 30, 2007:

			Non-	Adjustments
	IMAX	Guarantor	Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues
Equipment and product sales	$7,873	$—	$7	$(9)	$7,871
Services	12,986	5,269	164	(447)	17,972
Rentals	2,009	(15)	9	—	2,003
Finance income	1,194	14	—	—	1,208
Other revenues	750	—	—	—	750

	24,812	5,268	180	(456)	29,804
Cost of goods sold, services and rentals
Equipment and product sales	5,360	—	5	(9)	5,356
Services	9,469	5,021	88	(447)	14,131
Rentals	613	—	—	—	613
Other	31	—	—	—	31

	15,473	5,021	93	(456)	20,131

Gross margin	9,339	247	87	—	9,673
Selling, general and administrative expenses	10,143	262	(150)	—	10,255
Research and development	1,563	—	—	—	1,563
Amortization of intangibles	129	—	—	—	129
Loss (income) from equity-accounted investees	(219)	—	—	219	—
Receivable provisions, net of (recoveries)	718	—	—	—	718

Earnings (loss) from operations	(2,995)	(15)	237	(219)	(2,992)
Interest income	194	—	—	—	194
Interest expense	(4,342)	1	—	—	(4,341)

Net earnings (loss) from continuing operations before income taxes	(7,143)	(14)	237	(219)	(7,139)
(Provision for) recovery of income taxes	(379)	(4)	—	—	(383)

Net earnings (loss)	$(7,522)	$(18)	$237	$(219)	$(7,522)

IMAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)

Supplemental consolidating statements of operations for the nine months ended September 30, 2007:

			Non-	Adjustments
	IMAX	Guarantor	Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues
Equipment and product sales	$21,696	$627	$11	$(607)	$21,727
Services	35,550	17,870	489	(1,940)	51,969
Rentals	4,868	70	22	—	4,960
Finance income	3,499	77	—	—	3,576
Other revenues	2,289	—	—	—	2,289

	67,902	18,644	522	(2,547)	84,521
Cost of goods sold, services and rentals
Equipment and product sales	13,113	598	9	(607)	13,113
Services	21,605	16,245	210	(1,940)	36,120
Rentals	1,904	—	—	—	1,904
Other	50	—	—	—	50

	36,672	16,843	219	(2,547)	51,187

Gross margin	31,230	1,801	303	—	33,334
Selling, general and administrative expenses	30,897	751	77	—	31,725
Research and development	4,180	—	—	—	4,180
Amortization of intangibles	406	—	—	—	406
Loss (income) from equity-accounted investees	(1,314)	—	—	1,314	—
Receivable provisions, net of (recoveries)	695	(2)	—	—	693

Earnings (loss) from operations	(3,634)	1,052	226	(1,314)	(3,670)
Interest income	599	48	—	—	647
Interest expense	(12,966)	1	—	—	(12,965)

Net earnings (loss) from continuing operations before income taxes	(16,001)	1,101	226	(1,314)	(15,988)
(Provision for) recovery of income taxes	(797)	(13)	—	—	(810)

Net earnings (loss)	$(16,798)	$1,088	$226	$(1,314)	$(16,798)

IMAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)

Supplemental consolidating statements of operations for the three months ended September 30, 2006:

			Non-	Adjustments
	IMAX	Guarantor	Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
	As restated	As restated	As restated	As restated	As restated

Revenues
Equipment and product sales	$11,821	$—	$8	$(44)	$11,785
Services	11,147	5,735	161	(712)	16,331
Rentals	1,552	51	12	—	1,615
Finance income	1,198	54	—	—	1,252

	25,718	5,840	181	(756)	30,983
Cost of goods sold, services and rentals
Equipment and product sales	5,798	—	1	(44)	5,755
Services	8,304	4,861	79	(712)	12,532
Rentals	464	—	—	—	464

	14,566	4,861	80	(756)	18,751

Gross margin	11,152	979	101	—	12,232
Selling, general and administrative expenses	9,493	224	128	—	9,845
Research and development	878	—	—	—	878
Amortization of intangibles	132	—	—	—	132
Loss (income) from equity-accounted investees	146	—	—	(146)	—
Receivable provisions, net of (recoveries)	359	—	—	—	359

Earnings (loss) from operations	144	755	(27)	146	1,018
Interest income	227	—	—	—	227
Interest expense	(4,182)	1	—	—	(4,181)

Net earnings (loss) from continuing operations before income taxes	(3,811)	756	(27)	146	(2,936)
(Provision for) recovery of income taxes	(1,784)	—	—	—	(1,784)

Net earnings (loss) from continuing operations	(5,595)	756	(27)	146	(4,720)
Net earnings from discontinued operations	—	(875)	—	—	(875)

Net earnings (loss)	$(5,595)	$(119)	$(27)	$146	$(5,595)

IMAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)

Supplemental consolidating statements of operations for the nine months ended September 30, 2006:

			Non-	Adjustments
	IMAX	Guarantor	Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
	As restated	As restated	As restated	As restated	As restated

Revenues
Equipment and product sales	$34,912	$—	$13	$(44)	$34,881
Services	32,972	18,711	527	(2,682)	49,528
Rentals	3,893	162	24	—	4,079
Finance income	3,828	163	—	—	3,991

	75,605	19,036	564	(2,726)	92,479
Cost of goods sold, services and rentals
Equipment and product sales	18,909	—	6	(44)	18,871
Services	22,215	16,507	237	(2,682)	36,277
Rentals	1,414	—	—	—	1,414

	42,538	16,507	243	(2,726)	56,562

Gross margin	33,067	2,529	321	—	35,917
Selling, general and administrative expenses	29,076	626	208	—	29,910
Research and development	2,457	—	—	—	2,457
Amortization of intangibles	456	—	—	—	456
Loss (income) from equity-accounted investees	(1,138)	—	—	1,138	—
Receivable provisions, net of (recoveries)	250	—	—	—	250

Earnings (loss) from operations	1,966	1,903	113	(1,138)	2,844
Interest income	760	—	—	—	760
Interest expense	(12,578)	(2)	—	—	(12,580)

Net earnings (loss) from continuing operations before income taxes	(9,852)	1,901	113	(1,138)	(8,976)
(Provision for) recovery of income taxes	(89)	—	(1)	—	(90)

Net earnings (loss) from continuing operations	(9,941)	1,901	112	(1,138)	(9,066)
Net earnings from discontinued operations	2,300	(875)	—	—	1,425

Net earnings (loss)	$(7,641)	$1,026	$112	$(1,138)	$(7,641)

IMAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)

Supplemental consolidating statements of cash flows for the nine months ended September 30, 2007:

			Non-	Adjustments
	IMAX	Guarantor	Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Cash provided by (used in):
Operating Activities
Net earnings (loss)	$(16,798)	$1,088	$226	$(1,314)	$(16,798)
Items not involving cash:
Depreciation and amortization	12,468	310	16	—	12,794
Write-downs (recoveries)	695	(2)	—	—	693
Loss (income) from equity-accounted investees	(1,314)	—	—	1,314	—
Change in deferred income tax valuation allowance	(224)	—	—	—	(224)
Stock and other non-cash compensation	3,059	—	—	—	3,059
Non-cash foreign exchange gain	(1,125)	—	—	—	(1,125)
Interest on short-term investments	(68)	—	—	—	(68)
Increase in cash surrender value of life insurance	(202)	—	—	—	(202)
Investment in film assets	(8,165)	—	—	—	(8,165)
Changes in other non-cash operating assets and liabilities	8,131	(2,274)	(29)	—	5,828
Net cash used in operating activities from discontinued operations	—	(775)	—	—	(775)

Net cash provided by (used in) operating activities	(3,543)	(1,653)	213	—	(4,983)

Investing Activities
Purchases of short-term investments	(6,457)	—	—	—	(6,457)
Proceeds from maturities of short-term investments	6,448	—	—	—	6,448
Purchase of fixed assets	(1,196)	(135)	(2)	—	(1,333)
Increase in other assets	(561)	—	—	—	(561)
Increase in other intangible assets	(351)	—	—	—	(351)

Net cash used in investing activities	(2,117)	(135)	(2)	—	(2,254)

Financing Activities
Financing costs related to Senior Notes due 2010	(2,084)	—	—	—	(2,084)
Common shares issued	148	—	—	—	148

Net cash used in financing activities	(1,936)	—	—	—	(1,936)

Effects of exchange rate changes on cash	46	(18)	3	—	31

Increase (decrease) in cash and cash equivalents, during the period	(7,550)	(1,806)	214	—	(9,142)
Cash and cash equivalents, beginning of period	16,402	8,556	165	—	25,123

Cash and cash equivalents, end of period	$8,852	$6,750	$379	$—	$15,981

IMAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(unaudited)

Supplemental consolidating statements of cash flows for the nine months ended September 30, 2006:

			Non-	Adjustments
	IMAX	Guarantor	Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
	As restated	As restated	As restated	As restated	As restated

Cash provided by (used in):
Operating Activities
Net earnings (loss)	$(7,641)	$1,026	$112	$(1,138)	$(7,641)
Net (earnings) from discontinued operations	(2,300)	875	—	—	(1,425)
Items not involving cash:
Depreciation and amortization	12,464	402	1	—	12,867
Write-downs	250	—	—	—	250
Loss (income) from equity-accounted investees	(1,138)	—	—	1,138	—
Change in deferred income tax valuation allowance	8	(8)	—	—	—
Stock and other non-cash compensation	2,552	—	—	—	2,552
Unrealized foreign exchange loss	(353)	—	—	—	(353)
Interest on short-term investments	(281)	—	—	—	(281)
(Increase)/decrease in cash surrender value of life insurance	(149)	—	—	—	(149)
Investment in film assets	(7,733)	—	—	—	(7,733)
Changes in other non-cash operating assets and liabilities	(5,096)	(163)	(178)	—	(5,437)
Net cash used in operating activities from discontinued operations	—	(100)	—	—	(100)

Net cash provided by (used in) operating activities	(9,417)	2,032	(65)	—	(7,450)

Investing Activities
Purchases of short-term investments	(14,506)	—	—	—	(14,506)
Proceeds from maturities of short-term investments	18,739	—	—	—	18,739
Purchase of fixed assets	(1,423)	(273)	(16)	—	(1,712)
Increase in other assets	(753)	—	—	—	(753)
Increase in other intangible assets	(374)	—	—	—	(374)
Net cash provided by investing activities from discontinued operations	3,493	—	—	—	3,493

Net cash used in investing activities	5,176	(273)	(16)	—	4,887

Financing Activities
Common shares issued	286	—	—	—	286

Net cash provided by financing activities	286	—	—	—	286

Effects of exchange rate changes on cash	(47)	12	(11)	—	(46)

Increase (decrease) in cash and cash equivalents, during the period	(4,002)	1,771	(92)	—	(2,323)
Cash and cash equivalents, beginning of period	17,402	6,728	194	—	24,324

Cash and cash equivalents, end of period	$13,400	$8,499	$102	$—	$22,001

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The principal business of IMAX Corporation together with its wholly-owned subsidiaries (the “Company”) is the design, manufacture, sale or lease of theater systems for large-format theaters including commercial theaters, museums and science centers, and destination entertainment sites. In addition, the Company specializes in digital and film based motion picture technologies, designs and manufactures high-end sound systems and produces, remasters and distributes large-format films. At September 30, 2007, there were 296 IMAX theaters operating in 40 countries.

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

Accounting Policies and Estimates

The Company reports its results under United States Generally Accepted Accounting Principles (“U.S. GAAP”).

The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates its estimates, including those related to accounts receivable, net investment in leases, inventories, property, plant and equipment, film assets, investments, other assets, intangible assets, income taxes, contingencies and litigation. Management bases its estimates on historical experience, future expectations and other assumptions that are believed to be reasonable at the date of the condensed consolidated financial statements. Actual results may differ from these estimates due to uncertainty involved in measuring, at a specific point in time, events which are continuous in nature, and the differences may be material. The Company’s significant accounting policies are discussed in note 2 to its audited consolidated financial statements in the Company’s 2006 Amended Annual Report on Form 10-K/A for the year ended December 31, 2006 (the “2006 Form 10-K/A”), and are summarized below.

Restatement of Previously Issued Financial Statements

In October 2007, the Company announced that, after a review of its real estate leases, it had identified certain errors related to its accounting practices as they relate to the Company’s owned and operated theaters and office facilities. The Company conducted this review after performing an analysis of a rent-abatement agreement initiated in connection with the higher level of Finance Department oversight and awareness contemplated by the Company’s ongoing remediation plan (see Item 4. Controls Procedures). The review focused on the Company’s historical accounting practice for recording the impact of rent holidays, abatements, escalation clauses and landlord construction allowances. The Company also reviewed its accounting for theater sponsorship revenue at its owned and operated theaters. As a result of this review, the Company concluded that certain of its prior practices were not in accordance with U.S. GAAP. In addition, the Company identified an error relating to revenue recognition, resulting from the Company’s review of one theater system arrangement which occurred in 2002, in response to comments received from the Staff of the Division of Corporate Finance of the Securities and Exchange Commission (the “SEC”). As a result of these errors, the Company has restated its condensed consolidated financial statements for the three and nine months ended September 30, 2006.

In 2006, the Company has identified certain errors related to: (a) revenue recognition resulting from the Company’s review of its theater system arrangements over the past 5 year period ended December 31, 2006 in response to comments received from the staff of both the SEC and the Ontario Securities Commission (“OSC”) which indicated insufficient analysis of various sales and lease transactions and the accounting effect of certain contractual provisions within them; and misallocations of consideration to elements within certain multiple element arrangements; (b) capitalization of costs into inventory and films assets and amortization of film assets in accordance with Statement of Position 00-2, “Accounting by Producers or Distributors of Films” (“SOP 00-2” ); (c) income tax liabilities resulting from failure to make certain tax elections on a timely basis and (d) certain other items in note 3 of the condensed consolidated financial statements (referred to as the “First Restatement”). In addition, in the preparation of the consolidated financial statements for the year ended December 31, 2006, the Company recorded other adjustments related to prior periods’ unadjusted differences that had been deemed not to be material and adjustments related to prior periods recorded through 2006 opening shareholders’ deficit. The condensed consolidated financial statements for the three and nine months ended September 30, 2006 have been restated to reflect these error corrections under U.S. GAAP.

See note 3 to the condensed consolidated financial statements for additional details.

Critical Accounting Policies

The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates its estimates, including those related to fair values associated with the individual elements in multiple element arrangements; residual values of leased theater systems; economic lives of leased assets; allowances for potential uncollectibility of accounts receivable, financing receivables and net investment in leases; provisions for inventory obsolescence; ultimate revenues for film assets; estimates of fair values for film assets, long-lived assets and goodwill; depreciable lives of property, plant and equipment; useful lives of intangible assets; pension plan and post-retirement assumptions; accruals for contingencies including tax contingencies; valuation allowances for deferred income tax assets; and, estimates of the fair value and expected exercise dates of stock-based payment awards. Management bases its estimates on historic experience, future expectations and other assumptions that are believed to be reasonable at the date of the condensed consolidated financial statements. Actual results may differ from these estimates due to uncertainty involved in measuring, at a specific point in time, events which are continuous in nature, and the differences may be material. The Company’s significant accounting policies are discussed in note 2 to the audited consolidated financial statements included in the Company’s 2006 Form 10-K/A.

The Company considers the following critical accounting policies to have the most significant effect on its estimates, assumptions and judgments:

Revenue Recognition

The Company generates revenue from various sources as follows:

•	Design, manufacture, sale and lease of proprietary theater systems for IMAX theaters principally owned and operated by commercial and institutional customers located in 40 countries as of September 30, 2007;

•	Production, digital re-mastering, post-production and/or distribution of certain films shown throughout the IMAX theater network;

•	Operation of certain IMAX theaters primarily in the United States and Canada;

•	Provision of other services to the IMAX theater network including ongoing maintenance and extended warranty services for IMAX theater systems; and

•	Other activities, which includes short-term rental of cameras and aftermarket sales of projector system components.

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

Theater Systems

The Company has identified the Projection system, and sound system, and screen system and, if applicable, the 3D glasses cleaning machine, theater design support, supervision of installation, projectionist training and the use of the IMAX brand to be a single deliverable and a single unit of accounting, (the “System Deliverable”). When an arrangement does not include all the elements of a System Deliverable, the elements of the System Deliverable included in the arrangements are considered by the Company to be a single deliverable and a single unit of accounting. The Company is not responsible for the physical installation of the equipment in the customer’s facility; however, the Company supervises the installation by the customer. The customer has the right to use the IMAX brand from the date the Company and the customer enter into an arrangement.

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

Sales Arrangements

For arrangements qualifying as sales, the revenue allocated to the System Deliverable is recognized in accordance with the SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), when all of the following conditions have been met: (i) the projector, sound system and screen system have been installed and are in full working condition, (ii) the 3D glasses cleaning machine, if applicable, has been delivered, (iii) projectionist training has been completed and (iv) the earlier of (a) receipt of written customer acceptance certifying the completion of installation and run-in testing of the equipment and the completion of projectionist training or (b) public opening of the theater, provided there is persuasive evidence of an arrangement, the price is fixed or determinable and collectibility is reasonably assured.

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

Joint Revenue Sharing Arrangements

For joint revenue sharing arrangements, where the Company receives a portion of the a theater’s box-office and concession revenue in exchange for placing a theater system at the theater operator’s venue, revenue is recognized when reported by the theater operator, provided that collection is reasonably assured. Revenue recognized related to these arrangements for the three and nine months ended September 30, 2007 included in rental revenues was $0.6 million and $1.6 million, respectively (2006 — $0.2 million and $0.6 million).

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

The Company may offer certain incentives to customers to complete theater system transactions including payment concessions or free services and products such as film licenses or 3D glasses. The payment concessions are generally not so significant as to impact the classification of leases. Reductions in, and deferral, of payments are taken into account in determining the sales price either by a direct reduction in the sales price or a reduction of payments to be discounted in accordance with SFAS 13 or Accounting Principle Board Opinion No. 21, “Interest on Receivables and Payables” (“APB 21”). Free or discounted products and services are accounted for as separate units of accounting.

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

Other service revenues are recognized when the performance of contracted services is complete or over the period the services are provided, as appropriate.

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

Deferred Tax Asset Valuation

As at September 30, 2007, the Company had net deferred income tax assets of $nil. The Company’s management assesses realization of its deferred tax assets based on all available evidence in order to conclude whether it is more likely than not that the deferred tax assets will be realized. Available evidence considered by the Company includes, but is not limited to, the Company’s historic operation results, projected future operating earnings results, reversing temporary differences, contracted sales backlog at September 30, 2007, changing business circumstances, and the ability to realize certain deferred tax assets through loss and tax credit carryback strategies. At September 30, 2007, the Company has determined that based on the weight of the available evidence, positive and negative, a full valuation allowance for the net deferred tax assets was required.

When there is a change in circumstances that causes a change in judgment about the realizability of the deferred tax assets, the Company would adjust all or a portion of the applicable valuation allowance in the period when such changes occur.

Tax Exposures

The Company is subject to ongoing tax examinations and assessments in various jurisdictions. Accordingly, the Company may incur additional tax expense based upon the outcomes of such matters. In addition, when applicable, the Company adjusts tax expense to reflect both favorable and unfavorable examination results. The Company’s ongoing assessments of the outcomes of examinations and related tax positions require judgment and can materially increase or decrease its effective rate as well as impact operating results. The Company compiles these assessments using the guidance of the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (an interpretation of FASB Statement No. 109), (“FIN 48”), as discussed below.

Impact of Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FIN 48, which clarifies the relevant criteria and approach for the recognition, de-recognition and measurement of uncertain tax positions. FIN 48 was effective for the Company beginning January 1, 2007. The Company has assessed the effects of the provisions of FIN 48. The cumulative effect of the change in accounting principle recorded as of January 1, 2007 was $2.1 million.

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

Three Months Ended September 30, 2007 Versus Three Months Ended September 30, 2006

The Company reported a net loss from continuing operations before income taxes of $7.1 million or $0.18 per share on a diluted basis and a net loss from continuing operations after taxes of $7.5 million or $0.19 per share on a diluted basis for the third quarter of 2007. For the third quarter of 2006, the Company reported a net loss from continuing operations before income taxes of $2.9 million or $0.07 per share on a diluted basis and net loss from continuing operations after taxes of $4.7 million or $0.12 per share on diluted basis.

Revenue

The Company’s revenues for the third quarter of 2007 decreased by 3.8% to $29.8 million from $31.0 million in the same period last year.

The following table sets forth the breakdown of revenue by category:

	Three Months Ended
	September 30,
(In thousands of U.S. dollars)	2007	2006
		As restated

IMAX Systems Revenue
Sales and sales-type leases(1)	$7,755	$10,861
Ongoing rent(2) and finance income	3,120	2,781
Maintenance	4,065	3,911

	14,940	17,553

Films Revenue
Production and IMAX DMR	6,246	3,403
Distribution	2,548	3,559
Post-production	744	749

	9,538	7,711

Theater Operations	4,368	4,709

Other Revenue	958	1,010

	$29,804	$30,983

(1)	Includes initial rents and fees and the present value of fixed minimum rents and fees from equipment, sales and sales-type lease transactions.

(2)	Includes rental income from operating leases, revenues from joint revenue sharing arrangements, contingent rents from sales-type leases and contingent fees from sales arrangements.

IMAX systems revenue decreased to $14.9 million in the third quarter of 2007 from $17.6 million in the third quarter of 2006, a decrease of 14.9%. Revenue from sales and sales-type leases decreased to $7.8 million in the third quarter of 2007 from $10.9 million in the third quarter of 2006, a decrease of 28.6%, mainly due to a lower number of theater system recognitions in 2007 versus 2006 (5 in 2007 versus 7 in 2006) and also due to one theater system recognition in the third quarter of 2007 where the Company did not recognize revenues to the extent of the present value of future payments since it did not consider them fixed and determinable. This decrease was partially offset by $0.8 million in settlement revenues from termination of agreements recognized during of the third quarter of 2007 versus $nil in 2006.

The Company recognized revenue on five theater systems which qualified as either sales or sales-type leases in the third quarter of 2007 versus seven in the third quarter of 2006. There were five new theater systems with a value of $6.8 million recognized into revenue in the third quarter of 2007 compared to five new theater systems with a total value of $8.8 million recognized in the third quarter of 2006. None of the theater systems recognized in the third quarter of 2007 were used theater systems while two theater systems in the third quarter of 2006 were used systems with an aggregate sales value of $1.9 million.

Average revenue per sales and sales-type lease systems remained constant at $1.6 million for the three months ended September 30, 2007 compared to the same period of 2006.

The table below illustrates the mix of theater systems recognized in the third quarter of 2007 compared to the same period in 2006.

	Three Months Ended
	September 30,
	2007	2006
		As restated

Sales and Sales-type lease systems recognized
IMAX 2D GT	—	1
IMAX 3D GT	1	1
IMAX 3D SR	1	4
IMAX 3D MPX	3	1

	5	7

The table above excludes one transaction for a theater system installed during the third quarter which is subject to an upgrade to the Company’s digital projection system, at a discounted price. Since the Company has not yet established fair value for this element of the arrangement, revenues for this transaction have been deferred until such time as fair value for the upgrade has been established. Had the transaction not contained this digital upgrade clause, the Company would have recognized $1.5 million in revenue and $0.9 million in gross margin. However, the Company expects that once the fair value for the upgrade is established, the Company will allocate total contract consideration, including any upgrade revenues, between the delivered and undelivered elements on a fair value basis and recognize the revenue allocated to the delivered elements with their associated costs. The Company currently estimates that its cost to provide an upgrade will be approximately $0.3 million.

Ongoing rent revenue increased to $3.1 million in the third quarter of 2007 from $2.8 million in 2006, an increase of 12.2%. Revenues from joint revenue sharing arrangements, included in ongoing rent, increased from $0.2 million in the third quarter of 2006 to $0.6 million in the third quarter of 2007. The Company installed one new joint revenue sharing theater in the third quarter of 2007, for a total of 9 to date. Maintenance revenue for the quarter was $4.1 million as compared to $3.9 million in the prior year.

Film segment revenues increased to $9.5 million in the third quarter of 2007 from $7.7 million in the third quarter of 2006. Film production and IMAX DMR revenues increased to $6.2 million in the third quarter of 2007 from $3.4 million in the third quarter of 2006. The increase in film production and IMAX DMR revenues was due primarily to higher IMAX DMR revenues from Harry Potter and the Order of the Phoenix: An IMAX 3D Experience compared to Superman Returns: An IMAX Experience, which was in the later weeks of its release in the third quarter of 2006, and The Ant Bully: An IMAX Experience released in July 2006. Film distribution revenues decreased to $2.5 million in the third quarter of 2007 from $3.6 million in the third quarter of 2006, a decrease of

30.6%, due to stronger performances of Magnificent Desolation and Deep Sea 3D in the third quarter of 2006 compared to 2007. Film post-production revenues remained constant at $0.7 million in the third quarter of 2007 from $0.7 million in the third quarter of 2006.

Theater operations revenue decreased to $4.4 million in the third quarter of 2007 from $4.7 million in the third quarter of 2006, due to a decrease in attendance in the third quarter of 2007 compared to the third quarter of 2006.

Other revenue remained constant at $1.0 million in the third quarter of 2007 compared to $1.0 million in the same period in 2006. Other revenue primarily includes revenue generated from the Company’s camera and rental business and after market sales of projection system parts.

Outlook

Theater system installations slip from period to period in the course of the Company’s business, and the Company has seen a significant number of theater system installations originally anticipated for the third and fourth quarters of 2006 move to anticipated installations for 2007 and beyond. The Company currently has 7 complete theater systems in its existing backlog that it anticipates will be installed in the remainder of 2007, however, it cautions that slippages remain a recurring and unpredictable part of its business. In addition, due to potential digital upgrade clauses in certain theater system arrangements, revenues on certain system installations may be deferred to a future period.

The Company has signed agreements with Sony Pictures and WB respectively, for the release of IMAX DMR versions of Spider Man 3: The IMAX Experience which was released in May 2007, with Warner Bros. Pictures (“WB”) for the releases of IMAX DMR versions of 300: The IMAX Experience in March 2007 and Harry Potter and the Order of the Phoenix: An IMAX 3D Experience in July of 2007, and with DreamWorks Pictures and Paramount Pictures (“Paramount”), for the release of an IMAX DMR version of Transformers: The IMAX Experience in September 2007. In November 2007, the Company in conjunction with Paramount Pictures, Shangri-La Entertainment and WB will release Beowulf: An IMAX 3D Experience. In December 2007, the Company and WB will release I am Legend: The IMAX Experience. The Company, in connection with Paramount, has announced that it will release an IMAX DMR version of The Spiderwick Chronicles: The IMAX Experience in February 2008. The Company, in conjunction with Paramount Pictures, Shangri-La Entertainment and Concert Productions International, has announced that it will release an IMAX DMR version of the Rolling Stones concert film, directed by Academy Award-winning filmmaker Martin Scorsese, Shine A Light: The IMAX Experience simultaneously with the film’s wide release in April 2008. The Company has announced that it will release an IMAX DMR version of The Dark Knight: The IMAX Experience, the next installment of WB’s highly-popular Batman franchise, in July 2008, and that, in conjunction with WB, it has commenced production on a third original IMAX 3D co-production for the release to IMAX theaters in 2009 of a sequel to Deep Sea 3D. The Company, in conjunction with WB and the National Aeronautics and Space Administration (NASA), also announced the next IMAX 3D space film which will chronicle the Hubble Space Telescope in IMAX 3D, set for the release to IMAX theaters in early 2010.

The Company supplements its sale and lease of theater systems by offering clients joint revenue sharing arrangements, whereby the Company contributes its theater systems, accounted for at its manufactured cost for manufactured components and at the Company’s cost for purchased components. Under some arrangements, the client contributes its retrofitted auditorium and there is a negotiated split of box-office revenues and concession revenues. The Company believes that, by offering such arrangements where exhibitors do not need to pay the initial capital required in a lease or a sale, the Company’s theater network can be expanded more rapidly and provide the Company with a significant portion of the IMAX box-office receipts from its theaters, as well as greater revenue from the studios releasing IMAX DMR films, for which the Company typically receives a percentage of the studio’s box-office receipts. In addition to the 8 joint revenue sharing arrangements in operation at the end of the second quarter 2007, the Company installed one additional joint revenue sharing theater and signed agreement for five joint revenue sharing theaters during the third quarter of 2007.

The Company believes that digital technology has evolved sufficiently that it can develop an IMAX digital projection system that delivers high quality imagery consistent with the Company’s brand to deliver to theaters by the middle of 2008. The Company believes that the dramatic print cost savings that would result from an IMAX digital system could lead to more profitability for the Company by increasing the number of films released to the IMAX network, which in turn could result in more theaters in the Company’s network, more profits per theater and more profits for studios amortizing their films over the network. In October 2007, the Company announced that it was accelerating its anticipated launch of its digital projector from its originally scheduled period of late 2008 to mid 2009. There are a number of risks inherent in the Company’s digital strategy including the risk of exhibitors delaying theater system purchases during the Company’s transition period to digital, and the need to finance the Company’s investments necessary for implementing this strategy. In addition, the Company’s theater system contracts are increasingly including provisions providing for customer upgrades to digital systems, at discounted prices, when available. The accounting impact of such provisions may include the deferral of some or all of the revenue (though not the cash) associated with such system since the Company has not yet established fair value for this element of the arrangement until the time of such digital upgrade. Such deferral could result in a significant increase in the Company’s deferred revenue accounts and a significant decrease in the Company’s reported profits prior to the delivery of the digital upgrade. Through the first three quarters of 2007 the Company installed two theater systems under sales or sales-type lease arrangements that are subject to such provisions. Had the transaction not contained this digital upgrade clause, the Company would have recognized $3.0 million in revenue and $1.8 million in gross margin related to these sales. However, the Company expects that once fair value for the upgrade is established, the Company will allocate total contract consideration, including any upgrade revenues, between the delivered and undelivered elements on a fair value basis and recognize the revenue allocated to the delivered elements with their associated costs. The Company’s anticipates that its digital product will provide a differentiated experience to moviegoers that is consistent with what they have come to expect from the IMAX brand. The Company believes that transitioning from a film-based platform to a digital platform for a large portion of its customer base is compelling for a number of reasons. The savings to the studios as a result of eliminating film prints are considerable, as the typical cost of an IMAX film print ranges from $22,500 per 2D print to $45,000 per 3D print. Removing those costs will significantly increase the profit of an IMAX release for a studio which, the Company believes, provides more incentive for studios to release their films to IMAX theaters. The Company similarly believes that economics change favorably for its exhibition clients as a result of a digital transition, since lower print costs and the increased programming flexibility that digital delivery provides should allow theaters to program three to four additional IMAX DMR films per year, thereby increasing both customer choice and total box-office revenue. Finally, digital transmission allows for the opportunity to show attractive alternate programming, such as live events like the Super Bowl or World Cup, in the immersive environment of an IMAX theater. The Company has a prototype digital system operating near its corporate headquarters in Mississauga, Ontario, and believes that the feedback it has received from third parties regarding the quality of the presentation produced by the prototype system has been extremely positive.

Gross Margin

The gross margin across all segments in the third quarter of 2007 was $9.7 million, or 32.5% of total revenue, compared to $12.2 million, or 39.5% of total revenue in the third quarter of 2006.

IMAX theater systems margin, excluding the impact of settlement revenues from termination of arrangements, was 46.1% in the third quarter of 2007, compared to 57.6% in the third quarter of 2006. Gross margins on sale of new systems were 44.0% in the third quarter of 2007 compared to 58.1% in the prior year quarter due mainly to the product mix sold. Gross margins were also impacted by one theater system recognition in the third quarter of 2007 where the Company did not recognize revenues to the extent of the present value of future payments since it did not consider them fixed and determinable. Gross margins on the sale of 2 used systems recognized in the prior year quarter were 37.2%. There were no used system sales in the third quarter of 2007.

The Company’s gross margin from its film segment increased in the third quarter of 2007 by $0.4 million over the third quarter of 2006. Film production and IMAX DMR gross margin increased by $1.2 million due primarily to the improved margins from the successful release of Harry Potter and the Order of the Phoenix: An IMAX 3D Experience versus the films released in the third quarter of 2006. Film distribution margin decreased by $0.1 million in 2007 versus 2006. Film post-production gross margin decreased by $0.7 million primarily due to a reduction in third party business.

Theater operations margin decreased $0.1 million in the third quarter of 2007 as compared to third quarter of 2006 primarily due to higher film rentals fees partially offset by the impact of higher revenues.

Other gross margin remained constant $0.3 million in the third quarter of 2007 and 2006.

Other

Selling, general and administrative expenses were $10.3 million in the third quarter of 2007 as compared to $9.9 million in 2006. This $0.4 million increase in expenses includes an increase in compensation expenses of $0.7 million in the third quarter of 2007 over 2006 due to higher salary costs driven by a stronger Canadian dollar compared to the third quarter of 2006, an increase in non-cash stock-based compensation including stock options, stock appreciation rights and restricted shares issued to employees of $1.0 million compared to 2006 partially offset by a capital tax recovery of $0.1 million in 2007 as compared to a charge of $0.2 million in 2006 and a foreign exchange gain of $0.9 million in the third quarter of 2007, compared to a loss of $0.1 million in the third quarter of 2006. The Company records foreign exchange translation gains and losses primarily on a portion of its financing receivable balances which are denominated in Canadian dollars, Euros and Japanese Yen. Included within expenses for the third quarter of 2007 were legal, accounting and professional fees in the amount of $2.7 million.

Receivable provisions net of recoveries for accounts receivable and financing receivables amounted to a net provision of $0.7 million in the third quarter of 2007, compared to a net provision of $0.4 million in the third quarter of 2006.

Interest income remained constant at $0.2 million in the third quarter of 2007 compared to the third quarter of 2006.

Interest expense increased slightly to $4.3 million in the third quarter of 2007 compared to $4.2 in the third quarter of 2006. Included in interest expense is the amortization of deferred finance costs in the amount of $0.3 million and $0.2 million in the third quarter of 2007 and 2006, respectively, relating to the Company’s 9.625% Senior Notes due 2010 (the “Senior Notes”). The Company’s policy is to defer and amortize all the costs relating to a debt financing over the life of the debt instrument. Finance costs increased during the three months ended September 30, 2007 due to fees associated with and amortized in conjunction with the Company’s amendment of its Senior Notes Indenture.

Income Taxes

The Company’s effective tax rate differs from the statutory tax rate and will vary from year to year primarily as a result of numerous permanent differences, investments and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or reductions in the year, changes in the Company’s valuation allowance based on the Company’s recoverability assessments of deferred tax assets, and favorable or unfavorable resolution of various tax examinations. As of September 30, 2007, the Company had a gross deferred income tax asset of $59.6 million, against which the Company is carrying a $59.6 million valuation allowance.

Research and Development

Research and development expenses amounted to $1.6 million in the third quarter of 2007 compared to $0.9 million in 2006. The expenses primarily reflect research and development activities pertaining to a new digitally-based theater projector, the anticipated launch of which the Company recently moved up to the middle of 2008. Through research and development, the Company continues to design and develop cinema-based equipment, software and other technologies to enhance its product offering. The Company believes that the motion picture industry will be affected by the development of digital technologies, particularly in the areas of content creation (image capture), post-production (editing and special effects), distribution and display. Consequently, the Company has made significant investments in digital technologies, including the development of proprietary, patent-pending technology related to a digitally-based projector, as well as technologies to digitally enhance image resolution and quality of motion picture films, and convert monoscopic (2D) to stereoscopic (3D) images. The Company also holds a number of patents, patents pending and intellectual property rights in these areas.

The motion picture industry is in the early stages of transitioning from film projection to digital projection, and the Company is developing a digitally-based projector that it anticipates launching in the middle of 2008. In recent years, a number of companies have introduced digital 3D projection technology and a small number of Hollywood features have been exhibited in 3D using these technologies. The Company believes that its many competitive strengths, including the IMAX® brand name, the quality and immersiveness of The IMAX Experience, its IMAX DMR technology and its patented theater geometry significantly differentiate the Company’s 3D presentations from any other 3D presentations.

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

Nine Months Ended September 30, 2007 Versus Nine Months Ended September 30, 2006

The Company reported a net loss from continuing operations before income taxes of $16.0 million or $0.40 per share on a diluted basis and a net loss from continuing operations after taxes of $16.8 million or $0.42 per share on a diluted basis for the nine months ended September 30, 2007. For the nine months ended September 30, 2006, the Company reported a net loss from continuing operations before income taxes of $9.0 million or $0.22 per share on a diluted basis and net loss from continuing operations after taxes of $9.1 million or $0.23 per share on diluted basis.

Revenue

The Company’s revenues for the nine months ended September 30, 2007 decreased 8.6% to $84.5 million from $92.5 million in the same period last year.

The following table sets forth the breakdown of revenue by category:

	Nine Months Ended
	September 30,
	2007	2006
		As restated
(In thousands of U.S. dollars)

IMAX Systems Revenue
Sales and sales-type leases(1)	$21,488	$31,886
Ongoing rent(2) and finance income	8,598	7,989
Maintenance	11,956	11,597

	42,042	51,472

Films Revenue
Production and IMAX DMR	14,640	8,563
Distribution	8,649	11,622
Post-production	3,290	5,273

	26,579	25,458

Theater Operations	13,434	12,472

Other Revenue	2,466	3,077

	$84,521	$92,479

(1)	Includes initial rents and fees and the present value of fixed minimum rents and fees from equipment, sales and sales-type lease transactions.

(2)	Includes rental income from operating leases, revenues from joint revenue sharing arrangements, contingent rents from sales-type leases and contingent fees from sales arrangements.

IMAX systems revenue decreased to $42.0 million in the nine months ended September 30, 2007 from $51.5 million in the nine months ended September 30, 2006, a decrease of 18.3%. Revenue from sales and sales-type leases decreased to $21.5 million in the nine months ended September 30, 2007 from $31.9 million in the nine months ended September 30, 2006, a decrease of 32.6%, mainly due to a lower number of theater system recognitions (14 in 2007 versus 21 in 2006) in the period and also due to one theater system recognition in the third quarter of 2007 where the Company did not recognize revenues to the extent of the present value of future payments since it did not consider them fixed and determinable. The Company also recognized $2.3 million in settlement revenue during the nine months ended September 30, 2007 versus $nil in 2006.

The Company recognized revenue on 14 theater systems which qualified as either sales or sales-type leases in the nine months ended September 30, 2007 compared to 21 in the same period in 2006. There were 11 new theater systems with a value of $16.2 million recognized into revenue in the nine months ended September 30, 2007 compared to 13 new theater systems with a total value of $21.7 million recognized in the nine months ended September 30, 2006. 3 of the theater systems recognized in 2007 were used theater systems versus 8 used theater systems in the nine months ended September 30, 2006. The aggregate sales value of the used systems in 2007 totaled $2.9 million compared to $9.6 million for the used systems in the nine months ended September 30, 2006.

Average revenue per sales and sales-type lease has remained consistent at $1.5 million for the nine month periods ended September 30, 2007 and 2006.

The table below illustrates the mix of theater systems recognized in the nine months ended September 30, 2007 compared to the same period in 2006.

	Nine Months Ended
	September 30,
	2007	2006
		As restated

Sales and Sales-type lease systems recognized
IMAX 2D GT	1	1
IMAX 3D GT	3	10
IMAX 2D SR	1	—
IMAX 3D SR	2	4
IMAX 3D MPX	7	6

	14	21

The table above excludes two transactions for theater systems installed during the third quarter which are subject to an upgrade to the Company’s digital projection system, at a discounted price. Since the Company has not yet established fair value for this element of the arrangement, revenues for these transactions have been deferred until such time as fair value for the upgrade has been established. Had the transactions not contained this digital upgrade clause, the Company would have recognized $3.0 million in revenues and $1.8 million in gross margin. However, the Company expects that once the fair value for the upgrade is established, the Company will allocate total contract consideration, including any upgrade revenues, between the delivered and undelivered elements on a fair value basis and recognize the revenue allocated to the delivered elements with their associated costs. The Company currently estimates that its cost to provide an upgrade will be approximately $0.3 million.

Ongoing rent revenue increased to $8.6 million in the nine months ended September 30, 2007 from $8.0 million in 2006, an increase of 7.6%. Ongoing rent revenue for the first nine months of 2006 included the recording of non-recurring finance income of $0.5 million. Absent this non recurring increase, ongoing rent revenue increase 14.7% over the prior year. Revenues from joint revenue sharing arrangements, included in ongoing rent, increased from $0.6 million in the nine months ended September 30, 2006 to $1.6 million in the nine months ended September 30, 2007. The Company installed 4 new joint revenue sharing theaters in the first three quarters of 2007. Maintenance revenue increased 3.1% to $12.0 million over the prior year due to an increase in the theater network. The Company expects to see an increase in 2007 compared to 2006 in both ongoing rent and maintenance revenue as the Company’s theater network continues to grow in 2007.

Film segment revenues increased to $26.6 million in the nine months ended September 30, 2007 from $25.5 million in the nine months ended September 30, 2006, an increase of 4.3%, due primarily to an increase in production and IMAX DMR revenues, offset by a decrease in film distribution and post-production revenues. Film production and IMAX DMR revenues increased to $14.6 million in the nine months ended September 30, 2007 from $8.6 million in the nine months ended September 30, 2006, an increase of 71.0%. The increase in film production and IMAX DMR revenues was due primarily to IMAX DMR revenues gross box office performance of Harry Potter and the Order of the Phoenix: An IMAX 3D Experience, Spider-Man 3:An IMAX 3D Experience and 300: An IMAX Experience released in 2007 and the continued success of Night at the Museum: An IMAX Experience, released in December 2006, Happy Feet: An IMAX Experience, released November 2006, which together performed better than the 2006 release of Superman Returns: An IMAX Experience, released in September 2006, The Ant Bully: An IMAX Experience, released in July 2006, Poseidon: An IMAX Experience, released in May 2006, V for Vendetta: An IMAX Experience, released in March 2006, and the first quarter performance of Harry Potter and the Goblet of Fire: The IMAX Experience, released in November 2005. Film distribution revenues decreased to $8.6 million in the nine months ended September 30, 2007 from $11.6 million, a decrease of 25.6%, in the nine months ended September 30, 2006 due to lower distribution revenues from Magnificent Desolation and Deep Sea 3D in 2007 compared to 2006. Film post-production revenues decreased to $3.3 million in the nine months ended September 30, 2007 from $5.3 million in the nine months ended September 30, 2006, a decrease of 37.6%, mainly due to a decrease in third party business at the Company’s post-production unit.

Theater operations revenue increased to $13.4 million in the nine months ended September 30, 2007 from $12.4 million in the nine months ended September 30, 2006, due to an increase in average ticket prices of approximately 20%.

Other revenue decreased to $2.5 million in the nine months ended September 30, 2007 compared to $3.1 million in the same period in 2006. Other revenue primarily includes revenue generated from the Company’s camera and rental business and after market sales of projection system parts.

Gross Margin

The gross margin across all segments in the nine months ended September 30, 2007 was $33.3 million, or 39.4% of total revenue, compared to $35.9 million, or 38.8% of total revenue in the nine months ended September 30, 2006. The increase in gross margin percentage for the nine months ended September 30, 2007 is largely driven by the improved performance in the film segment.

IMAX theater systems margin, excluding the impact of settlement revenues from termination of arrangements, was 52.0% in the nine months ended September 30, 2007, compared to 55.4% experienced in the nine months ended September 30, 2006. The decrease in gross margin of IMAX theater systems is due to a different mix of theater systems sold in the nine months ended September 30, 2007 compared to the same period in 2006. Gross margins on sale of new systems was 51.8% in the nine months ended September 30, 2007 compared to 53.4% in the prior year. Gross margins were also impacted by one theater system recognition in the third quarter of 2007 where the Company did not recognize revenues to the extent of the present value of future payments since it did not consider them fixed and determinable. Gross margins on the sale of used systems in the nine months ended September 30, 2007 was 65.7% compared to 55.0% for the used systems recognized in the same period of 2006.

The Company’s gross margin from its film segment increased in the nine months ended September 30, 2007 by $3.7 million. Film production and IMAX DMR gross margin increased by $4.4 million due primarily to the successful releases of Harry Potter and the Order of the Phoenix: An IMAX 3D Experience, Spider-Man 3: An IMAX Experience and 300: An IMAX Experience and Night at the Museum: An IMAX Experience as compared to the films released in the year-ago period. Film distribution margin increased by $0.1 million primarily due to higher ongoing margins earned on Deep Sea 3D in 2007 over 2006 due to the Company’s expensing of associated film exploitation costs in the first and second quarters of 2006. Film post-production gross margin decreased by $0.9 million to $1.5 million, primarily due to a reduction in third party business.

Theater operations margin decreased $0.6 million in the nine months ended September 30, 2007 as compared to nine months ended September 30, 2006 primarily due to higher film rentals fees related to the strong box office performance of Harry Potter and the Order of the Phoenix: An IMAX 3D Experience, 300: The IMAX Experience and Spider-Man 3: An IMAX Experience partially offset by the impact of higher revenues.

Other gross margin remained consistent at $0.2 million for both the nine months ended September 30, 2007 and 2006.

Other

Selling, general and administrative expenses were $31.7 million in the first nine months of 2007, compared to $29.9 million in 2006. The $1.8 million net increase in SG&A includes an increase in professional and legal fees in 2007 of $2.6 million resulting from the Company’s restatement related activities, SEC and OSC inquiries, class action lawsuits and bond consent solicitation. The 2006 amendment to the Company’s Supplemental Executive Retirement Plan (the “SERP”) resulted in a decrease in pension expense in 2007 over the first nine months of 2006 of $0.3 million. Compensation expense excluding pension rose by $0.5 million compared to the same period of 2006 due mainly to the stronger Canadian dollar in relation to the United States dollar, but the increase was offset by a decrease in the Company’s discretionary travel and entertainment expense of $0.2 million. There was an increase in non-cash stock-based compensation for employees of $0.7 million during the nine months ended September 30, 2007 compared to the prior year period. Non-cash stock-based compensation includes stock options, stock appreciation rights and restricted shares issued to employees. The Company recorded a foreign exchange gain of $1.5 million in the nine months ended September 30, 2007, compared to a gain of $0.3 million in the nine months ended September 30, 2006. The Company records foreign exchange translation gains and losses primarily on a portion of its financing receivable balances which are denominated in Canadian dollars, Euros and Japanese Yen. Included within expenses for the first nine months of 2007 were legal, accounting and professional fees in the amount of $8.9 million.

Receivable provisions, net of recoveries, for accounts receivable and financing receivables amounted to $0.7 million in the nine months ended September 30, 2007, compared to $0.3 million in the nine months ended September 30, 2006.

Interest income decreased to $0.6 million from $0.8 million for the nine months ended September 30, 2007 compared to 2006.

Interest expense increased to $13.0 million in the nine months ended September 30, 2007 compared to $12.6 million in the nine months ended September 30, 2006. Included in interest expense is the amortization of deferred finance costs in the amount of $0.9 million and $0.7 million in the nine months ended September 30, 2007 and 2006, respectively, relating to the Company’s Senior Notes. The Company’s policy is to defer and amortize all the costs relating to a debt financing over the life of the debt instrument. Finance costs increase during the nine months ended September 30, 2007 due to fees associated with and amortized in conjunction with the Company’s amendment of the indenture dated as of December 4, 2003, and as thereafter amended and supplemented (the “Indenture”) governing the Company’s Senior Notes.

Research and Development

Research and development expenses amounted to $4.2 million in the nine months ended September 30, 2007 compared to $2.5 million in 2006. The expenses primarily reflect research and development activities pertaining to the Company’s digitally-based theater projector, the anticipated launch of which the Company recently moved up to the middle of 2008. Through research and development, the Company continues to design and develop cinema-based equipment, software and other technologies to enhance its product offering. The Company believes that the motion picture industry will be affected by the development of digital technologies, particularly in the areas of content creation (image capture), post-production (editing and special effects), distribution and display. Consequently, the Company has made significant investments in digital technologies, including the development of proprietary, patent-pending technology related to a digitally-based projector, as well as technologies to digitally enhance image resolution and quality of motion picture films, and convert monoscopic (2D) to stereoscopic (3D) images. The Company also holds a number of patents, patents pending and intellectual property rights in these areas.

The motion picture industry is in the early stages of transitioning from film projection to digital projection, and the Company is developing a digitally-based projector that it anticipates launching in the middle of 2008. In recent years, a number of companies have introduced digital 3D projection technology and a small number of Hollywood features have been exhibited in 3D using these technologies. The Company believes that its many competitive strengths, including the IMAX® brand name, the quality and immersiveness of The IMAX Experience, its IMAX DMR technology and its patented theater geometry, significantly differentiate the Company’s 3D presentations from any other 3D presentations.

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

On December 29, 2005, the Company and a previously wholly-owned subsidiary, Digital Projection International, entered into an agreement to settle its loan agreements in exchange for a payment of $3.5 million. During the nine months ended September 30, 2006, the Company recognized $2.3 million in income from discontinued operations as a result of this settlement.

LIQUIDITY AND CAPITAL RESOURCES

Credit Facility

Under the Indenture governing the Company’s Senior Notes, the Company is permitted to incur indebtedness on a secured basis pursuant to a credit agreement, or the refinancing or replacement of a credit facility, provided that the aggregate principal amount of indebtedness thereunder outstanding at any time does not exceed the greater of a) $30,000,000 minus the amount of any such indebtedness retired with the proceeds of an Asset Sale and (b) 15% of Total Assets, as defined in the Indenture, of the Company. The Indenture also permits the Company to incur indebtedness solely in respect of performance, surety or appeal bonds, letters of credit and letters of guarantee as required in the ordinary course of business in accordance with customary industry practices. On February 6, 2004, the Company entered into a Loan Agreement for a secured revolving credit facility as amended on June 30, 2005 and as further amended by the Second Amendment to the Loan Agreement which was entered into with effect from May 16, 2006 (the “Credit Facility”). The Credit Facility is a revolving credit facility expiring on October 31, 2009 with an optional one year renewal thereafter contingent upon approval by the lender, permitting maximum aggregate borrowings of equal to the lesser of (i) $40.0 million, (ii) a collateral calculation based on percentages of the book values for the Company’s net investment in sales-type leases, financing receivables, finished goods inventory allocated to backlog contracts and the appraised values of the expected future cash flows related to operating leases and of the Company’s owned real property, reduced by certain accruals and accounts payable and (iii) a minimum level of trailing cash collections in the preceding twenty — six week period ($58.6 million as of September 30, 2007), and is subject to certain limitations under the Company’s Senior Notes and is reduced for outstanding letters of credit. As at September 30, 2007, the Company’s current borrowing capacity under such calculation is $27.7 million after deduction for outstanding letters of credit of $9.8 million. The Credit Facility bears interest at the applicable prime rate per annum or LIBOR plus a margin as specified therein per annum and is collateralized by a first priority security interest in all of the current and future assets of the Company. The Credit Facility contains typical affirmative and negative covenants, including covenants that restrict the Company’s ability to: incur certain additional indebtedness; make certain loans, investments or guarantees; pay dividends; make certain asset sales; incur certain liens or other encumbrances; conduct certain transactions with affiliates and enter into certain corporate transactions. In addition, the Credit Facility agreement contains customary events of default, including upon an acquisition or a change of control that may have a material adverse effect on the Company or a guarantor. The Credit Facility also requires the Company to maintain, over a period of time, a minimum level of adjusted earnings before interest, taxes, depreciation and amortization including film asset amortization, stock and non-cash compensation, write downs (recoveries), and asset impairment charges, and other non-cash uses of funds trailing four quarter basis on a calculated quarterly, of not less than $20.0 million (the “EBITDA Requirement”). On November 7, 2007 the Company entered into the Third Amendment to the Credit Facility whereby the EBITDA Requirement was reduced to $17.0 million for the four quarters ended September 30, 2007 and $15.0 million for the four quarters ending December 31, 2007. In the event that the Company’s available borrowing base falls below the amount borrowed against the Credit Facility, the excess above the available borrowing base becomes due upon demand by the lender. If the Credit Facility were to be terminated by either the Company or the lender, the Company would have the ability to pursue another source of secured financing pursuant to the terms of the Indenture.

The Company was in compliance with its adjusted EBITDA covenant as of September 30, 2007 at $20.2 million.

In March 2007, the Company delayed the filing of its 2006 Annual Report on Form 10-K for the year ended December 31, 2006 beyond the filing deadline in order to restate financial statements for certain periods during fiscal years 2002 - 2006. On March 27, 2007, the Credit Facility lender waived the requirement for the Company to deliver audited consolidated financial statements within 120 days of the end of the fiscal year ended December 31, 2006, provided such statements and documents are delivered on or before June 30, 2007. On June 27, 2007, the Credit Facility lender agreed that an event of default would not deemed to have occurred unless the Company’s 2006

Annual Report on Form 10-K filing did not occur by July 31, 2007 or upon the occurrence and continuance of an event of default under the Company’s Indenture governing its Senior Notes, which goes uncured within the applicable grace period. The Company cured such default under the Indenture by filing its 2006 Annual Report on Form 10-K and first quarter 2007 Form 10-Q on July 20, 2007, within the applicable grace report.

Cash and Cash Equivalents

As at September 30, 2007, the Company’s principal sources of liquidity included cash and cash equivalents of $16.0 million, short-term investments of $2.2 million, the Credit Facility, trade accounts receivable of $22.4 million and anticipated collection from financing receivables due in the next 12 months of $11.2 million. As at September 30, 2007, the Company has not drawn down on the Credit Facility, and has letters of credit for $9.8 million secured by the Credit Facility arrangement.

The Company currently believes that cash flow from operations together with existing cash and borrowing available under the Credit Facility will be sufficient to fund the Company’s business operations for the foreseeable future, including its strategic initiatives relating to joint revenue sharing arrangements and the funding of the development of its digitally-based projection system which it anticipates launching in the middle of 2008. The Company similarly believes it will be able to continue to meet customer commitments for at least the 12 month period commencing October 1, 2007. The Company further believes that if it were to enter into a joint revenue sharing arrangement, out of the ordinary course in terms of size or scale, it could adequately raise the necessary capital to fund the required inventory. However, the Company’s operating cash flow will be adversely impacted if management’s projections of future signings and installations are not realized. The Company forecasts its short-term liquidity requirements on a quarterly and annual basis. Since the Company’s future cash flows are based on estimates and there may be factors that are outside of the Company’s control (see “Risk Factors” in Item 1A in the Company’s 2006 Form 10-K/A), there is no guarantee the Company will continue to be able to fund its operations through cash flows from operations. Under the terms of the Company’s typical theater system component lease agreement, the Company receives substantial cash payments before the Company completes the performance of its obligations. Similarly, the Company receives cash payments for some of its film productions in advance of related cash expenditures.

The Company’s net cash used in operating activities is impacted by a number of factors, including the proceeds associated with new signings of theater system component lease and sale agreements in the year, costs associated with contributing systems under joint box-office sharing arrangements, the box-office performance of large-format films distributed by the Company and/or exhibited in the Company’s theaters, increases or decreases in the Company’s operating expenses, including research and development, and the level of cash collections received from its customers.

Cash used in operating activities amounted to $5.0 million for the nine months ended September 30, 2007. Changes in other non-cash operating assets as compared to December 31, 2006 include a $0.6 million increase in commissions and other deferred selling expenses, an increase of $2.1 million in inventories, a decrease of $4.5 million in financing receivables, a $3.1 million decrease in accounts receivable and a $0.3 million decrease in prepaid expenses, which mostly relates to prepaid film print costs that will be expensed over the period to be benefited. Changes in other non-cash operating liabilities as compared to December 31, 2006 include an increase in deferred revenue of $2.7 million, a decrease in accounts payable of $2.6 million and an increase of less than $0.6 million in accrued liabilities. Included in accrued liabilities for the nine months ended September 30, 2007 were $28.0 million in respect of accrued pension obligations which are mostly long-term in nature. Investments in film assets were $8.1 million at September 30, 2007.

Net cash used in investing activities amounted to $2.2 million in the nine months ended September 30, 2007, which includes purchases of short-term investments of $6.5 million, proceeds from maturities of short-term investments of $6.5 million, purchases of $1.3 million in fixed assets, an increase in other assets of $0.6 million and an increase in other intangible assets of $0.4 million.

Cash used in financing activities in the nine months ended September 30, 2007 amounted to $1.9 million due mainly to financing costs related to the Company’s Senior Notes due 2010.

Capital expenditures, including the purchase of fixed assets and investments in film assets were $9.5 million for the nine months ended September 30, 2007.

Cash used in operating activities amounted to $7.5 million for the nine months ended September 30, 2006. Changes in other non-cash operating assets and liabilities include an increase in accounts payable of $2.1 million, an increase in accrued liabilities of $4.7 million, an increase in deferred revenue of $0.7 million an increase of $1.5 million in inventories and an increase in trade accounts receivable and financing receivables of $10.3 million. Cash provided by investing activities for the nine months ended September 30, 2006 amounted to $4.9 million, primarily consisting of $14.5 million invested in short-term investments, $18.7 million received from proceeds of short-term investments and $3.5 million from settlement of a note receivable from discontinued operations. Cash provided by financing activities amounted to $0.3 million due to the issuance of common shares through the exercise of stock options. Capital expenditures including the purchase of fixed assets net of sales proceeds and investments in film assets were $9.4 million for the nine months ended September 30, 2006.

Letters of Credit and Other Commitments

As at September 30, 2007, the Company has letters of credit of $9.8 million outstanding, of which the entire balance has been secured under the Credit Facility.

Senior Notes due 2010

As at September 30, 2007, the Company had outstanding $159.0 million aggregate principal of Registered Senior Notes and $1.0 million aggregate principal of Unregistered Senior Notes. The Registered Senior Notes and the Unregistered Senior Notes are referred to herein as the “Senior Notes”.

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

In March 2007, the Company delayed the filing of its 2006 Annual Report on Form 10-K for the year ended December 31, 2006 beyond the required public company filing deadline due to the discovery of certain accounting errors, broadened its accounting review to include certain other accounting matters based on comments received by the Company from the SEC and OSC, and ultimately restated financial statements for certain periods during those years. The filing delay resulted in the Company being in default of a financial reporting covenant under the Indenture, governing the Company’s Senior Notes.

On April 16, 2007 the Company completed a consent solicitation, receiving consents from holders of approximately 60% aggregate principal amount of the Senior Notes (the “Consenting Holders”) to execute a ninth supplemental indenture (the “Supplemental Indenture”) to the Indenture with the Guarantors named therein and U.S. Bank National Association. The Supplemental Indenture waived any defaults existing at such time arising from a failure by the Company to comply with the reporting covenant and extended until May 31, 2007, or at the Company’s election until June 30, 2007 (the “Covenant Reversion Date”), the date by which the Company’s failure to comply with the reporting covenant shall constitute a default, or be the basis for an event of default under the Indenture. The Company paid consent fees of $1.0 million to the Consenting Holders. On May 30, 2007, the Company provided notice to the holders of the Senior Notes of its election to extend the Covenant Reversion Date to June 30, 2007. The Company paid additional consent fees of $0.5 million to the Consenting Holders. Because the Company did not file its 2006 Annual Report on Form 10-K for the year ended December 31, 2006 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 by June 30, 2007, it was in default of the reporting covenant under the Indenture on July 1, 2007, and received notice of such default on July 2, 2007. The Company cured such default under the Indenture, by filing its 2006 Annual Report on Form 10-K and the first quarter 2007 Form 10-Q on July 20, 2007, within the applicable grace period.

Pension and Postretirement Obligations

The Company has a defined benefit pension plan, the SERP, covering its two Co-CEOs. As at September 30, 2007, the Company had an unfunded and accrued projected benefit obligation of approximately $28.0 million (December 31, 2006 — $26.1 million) in respect of the SERP. At the time the Company established the SERP, it also took out life insurance policies on its two Co-CEOs with coverage amounts of $21.5 million in aggregate. The Company intends to use the proceeds of life insurance policies taken on its Co-CEOs to be applied towards the benefits due and payable under the SERP, although there can be no assurance that the Company will ultimately do so. As at September 30, 2007, the cash surrender value of the insurance policies is $5.0 million (December 31, 2006 — $4.3 million).

In July 2000, the Company agreed to maintain health benefits for its two Co-CEOs upon retirement. As at September 30, 2007, the Company had an unfunded benefit obligation of $0.4 million (December 31, 2006 — $0.4 million).

On March 8, 2006, the Company and the Co-CEOs negotiated an amendment to the SERP covering its two Co-CEOs effective January 1, 2006 which reduced the related pension expense to the Company. Under the original terms of the SERP, once benefit payments begin, the benefit is indexed annually to the cost of living and further provides for 100% continuance for life to the surviving spouse. The Company, represented by the independent directors (as defined in Rule 4200(a) of the NASDAQ Marketplace Rules and Section 1.4 of Multilateral Instrument 52-110), retained Mercer Human Resources Consulting and outside legal counsel to advise them on certain analyses regarding the SERP. Under the terms of the SERP amendment, the cost of living adjustment and surviving spouse benefits previously owed to the Co-CEOs are each reduced by 50%, subject to a recoupment of a percentage of such benefits upon a change of control of the Company, and the net present value of the reduced benefit payments is accelerated and paid out upon a change of control of the Company. The benefits were 50% vested as of July 2000, the SERP initiation date. The vesting percentage increases on a straight-line basis from inception until age 55. The vesting percentage of a member whose employment terminates other than by voluntary retirement or upon change of control shall be 100%. The actuarial liability was remeasured as of March 8, 2006 to reflect the SERP changes adopted. Under the original terms of the SERP, benefits were determined as 75% of the member’s best average 60 consecutive months of earnings during the 120 months preceding retirement. On May 4, 2007, the Company amended the SERP to provide for the determination of benefits to be 75% of the member’s best average 60 consecutive months of earnings over the member’s employment history. The actuarial liability was remeasured to reflect this amendment. The amendment resulted in a $1.0 million increase to the pension liability and a corresponding $1.0 million change to other comprehensive income. As of September 30, 2007, one of the Co-CEO’s benefits was 100% vested and the other Co-CEO’s benefits were approximately 85% vested.

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

The Company’s management, with the participation of its Co-CEOs and its CFO, have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of September 30, 2007. Based on that evaluation, the Co-CEOs and the CFO have concluded that the Company’s disclosure controls and procedures were not effective as at September 30, 2007. In making this evaluation, management considered, among other matters: the identification of certain material weaknesses in the Company’s internal control over financial reporting, as discussed in the Company’s 2006 Form 10-K/A (and as described below); and the conclusion of the Co-CEOs and the CFO that the Company’s disclosure controls and procedures as at December 31, 2006, March 31, 2007 and June 30, 2007 were not effective, as discussed in the Company’s 2006 Form 10-K/A, first quarter 2007 Form 10-Q/A and second quarter 2007 Form 10-Q/A, respectively.

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

As previously disclosed in Item 9A of the Company’s 2006 Form 10-K/A, the Company’s Co-CEOs and CFO assessed the effectiveness of the Company’s internal control over financial reporting, and concluded that the following material weaknesses in internal control over financial reporting existed as at December 31, 2006, all of which had not yet been remediated as at September 30, 2007:

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

In addition to the restatements and audit adjustments discussed in the Company’s 2006 Form 10-K/A, each of these control deficiencies above could result in a misstatement of certain account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Management determined that each of these control deficiencies set forth above constitutes a material weakness at September 30, 2007.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Except as described above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in the Company’s 2006 Amended Annual Report on Form 10-K/A for the year ended December 31, 2006.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of the Company’s shareholders held on September 10, 2007, shareholders represented at the meeting voted on the following matters:

Election of Directors

By a vote by way of show of hands, Richard L. Gelfond and Bradley J. Wechsler were elected as Class III directors of the Company for a term expiring in 2010. Management received proxies from the shareholders to vote for the two directors nominated for election as follows:

Director	Votes For	Votes Withheld	Percentage of Votes Cast For

Richard L. Gelfond	27,893,958	2,544,943	91.64%
Bradley J. Wechsler	27,857,360	2,581,541	91.52%

In addition to the foregoing directors, the following directors continued in office: Neil S. Braun, Kenneth Copland, David W. Leebron, Garth M. Girvan and Marc A. Utay

Appointment of Auditor

By a vote by way of show of hands, PricewaterhouseCoopers, LLP (“PwC”) were appointed auditors of the Company to hold office until the next annual meeting of shareholders and authorizing the directors to fix their remuneration. Management received proxies from the shareholders to vote for the re-appointment of PwC as follows:

	Votes For	Votes Against	Votes Withheld	Percentage of Votes Cast For

Appointment of Auditor	29,093,265	939,920	405,715	95.58%

Item 5.	Other Information

On November 7, 2007 the Company and Wachovia Capital Finance Corporation (Canada) entered into the Third Amendment to the Loan Agreement, dated as of and in effect from September 30, 2007. See note 7 to the condensed consolidated financial statements for additional details.

Item 6.	Exhibits

Exhibit
No.	Description

10.25	Employment Agreement, dated May 14, 2007 between IMAX Corporation and Joseph Sparacio.
10.26	Third Amendment to the Loan Agreement, as of and with effect September 30, 2007, between IMAX Corporation and Wachovia Capital Finance Corporation (Canada) (formerly, Congress Financial Corporation (Canada)).
31.1	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated November 9, 2007, by Bradley J. Wechsler.
31.2	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated November 9, 2007, by Richard L. Gelfond.
31.3	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated November 9, 2007, by Joseph Sparacio.
32.1	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated November 9, 2007, by Bradley J. Wechsler.
32.2	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated November 9, 2007, by Richard L. Gelfond.
32.3	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated November 9, 2007, by Joseph Sparacio.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMAX CORPORATION
Date: November 9, 2007	By:	/s/ Joseph Sparacio Joseph SparacioChief Financial Officer(Principal Financial Officer)
Date: November 9, 2007	By:	/s/ Jeffrey Vance Jeffrey VanceCo-Controller(Principal Accounting Officer)
Date: November 9, 2007	By:	/s/ Vigna Vivekanand Vigna VivekanandCo-Controller(Principal Accounting Officer)