Form 10-K
period 2007-12-31
IMAX CORP
filed 2008-03-17
CIK 921582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file Number 0-24216

IMAX Corporation
(Exact name of registrant as specified in its charter)

Canada (State or other jurisdiction of incorporation or organization)	98-0140269 (I.R.S. Employer Identification Number)

2525 Speakman Drive, Mississauga, Ontario, Canada (Address of principal executive offices)	L5K 1B1 (Postal Code)

Registrant’s telephone number, including area code:
(905) 403-6500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Shares, no par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting Company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common shares of the registrant held by non-affiliates of the registrant, computed by reference to the last sale price of such shares as of the close of trading on June 30, 2007 was $137.65 million (31,863,314 common shares times $4.32).

As of February 29, 2008, there were 40,443,074, common shares of the registrant outstanding.

Document Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement to be filed within 120 days of the close of IMAX Corporation’s fiscal year ended December 31, 2007, with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors and the annual meeting of the stockholders of the registrant (the “Proxy Statement”) are incorporated by reference in Part III of this Form 10-K to the extent described therein.

IMAX CORPORATION

December 31, 2007

		Page

PART I
Item 1	Business	4
Item 1A	Risk Factors	15
Item 1B	Unresolved Staff Comments	26
Item 2	Properties	27
Item 3	Legal Proceedings	27
Item 4	Submission of Matters to a Vote of Security Holders	29

PART II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	30
Item 6	Selected Financial Data	34
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 7A	Quantitative and Qualitative Disclosures about Market Risk	72
Item 8	Financial Statements and Supplementary Data	73
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	133
Item 9A	Controls and Procedures	133
Item 9B	Other Information	137

PART III
Item 10	Directors, Executive Officers and Corporate Governance	138
Item 11	Executive Compensation	138
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	138
Item 13	Certain Relationships and Related Transactions, and Director Independence	138
Item 14	Principal Accounting Fees and Services	138

PART IV
Item 15	Exhibits, Financial Statement Schedules	138
Signatures		144
ex-4.18
ex-4.19
ex-4.20
ex-10.7
ex-10.12
ex-10.14
ex-10.15
ex-10.17
ex-10.21
ex-10.21
ex-10.30
ex-21
ex-23
ex-24
ex-31.1
ex-31.2
ex-31.3
ex-32.1
ex-32.2
ex-32.3

IMAX CORPORATION

EXCHANGE RATE DATA

Unless otherwise indicated, all dollar amounts in this document are expressed in United States (“U.S.”) dollars. The following table sets forth, for the periods indicated, certain exchange rates based on the noon buying rate in the City of New York for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York (the “Noon Buying Rate”). Such rates quoted are the number of U.S. dollars per one Canadian dollar and are the inverse of rates quoted by the Federal Reserve Bank of New York for Canadian dollars per U.S. $1.00. The average exchange rate is based on the average of the exchange rates on the last day of each month during such periods. The Noon Buying Rate on December 31, 2007 was U.S. $1.0120.

	Years Ended December 31,
	2007	2006	2005	2004	2003

Exchange rate at end of period	1.0120	0.8582	0.8579	0.8310	0.7738
Average exchange rate during period	0.9425	0.8818	0.8254	0.7682	0.7139
High exchange rate during period	1.0908	0.9100	0.8690	0.8493	0.7738
Low exchange rate during period	0.8437	0.8528	0.7872	0.7158	0.6349

SPECIAL NOTE REGARDING	FORWARD-LOOKING INFORMATION

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

GENERAL

IMAX Corporation, together with its wholly-owned subsidiaries (the “Company”), is one of the world’s leading entertainment technology companies, specializing in digital and film-based motion picture technologies and large-format two-dimensional (“2D”) and three-dimensional (“3D”) film presentations. The Company’s principal business is the design, manufacture, sale and lease of theater systems based on proprietary and patented technology for large-format, 15-perforation film frame, 70mm format (“15/70-format”) theaters, as well as large format digitally-based theaters including commercial theaters, museums and science centers, and destination entertainment sites. The majority of these theaters are operated by third parties. The Company generally does not own IMAX theaters, but licenses the use of its trademarks along with the sale or lease of its equipment. The Company refers to all theaters using the IMAX theater system as “IMAX Theaters”.

The Company is also engaged in the production, digital re-mastering, post-production and distribution of 15/70-format films, the operation of IMAX theaters and the provision of services in support of IMAX theaters and the IMAX theater network.

The Company believes the IMAX theater network is the most extensive large-format theater network in the world with 299 theaters operating in 39 countries as at December 31, 2007. Of these 299 theaters, 179 are located in commercial locations, such as multiplex complexes, and 120 of them are currently located in institutional locations, such as museums and science centers. While the Company’s roots are in the institutional market, the Company believes that the commercial market is potentially significantly larger. To increase the demand for IMAX theater systems, the Company has positioned the IMAX theater network as a new distribution platform for Hollywood blockbuster films. To this end, the Company has developed a technology that allows conventional 35mm movies to be digitally converted to its 15/70-format, has introduced lower cost theater systems designed for multiplex owners, is continuing to build strong relationships with Hollywood studios and commercial exhibition companies and is developing a proprietary new digital projector which it believes will result in even more Hollywood features being released to the IMAX network.

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

In 2002, the Company introduced a technology that can digitally convert live-action 35mm films to its 15/70-format at a modest incremental cost, while meeting the Company’s high standards of image and sound quality. The Company believes that this proprietary system, known as IMAX DMR (Digital Re-Mastering), has positioned IMAX theaters as a new release window or distribution platform for Hollywood’s biggest event films. As at December 31, 2007, the Company, along with its studio partners, had released 24 IMAX DMR films since 2002. In 2007, the Company released five films converted through the IMAX DMR process contemporaneously with the releases of the films to conventional 35mm theaters and one IMAX DMR film released subsequent to the 35mm theatrical release.

In 2003, the Company introduced IMAX MPX, a new theater system designed specifically for use by commercial multiplex operators. The IMAX MPX system, which is highly automated, was designed to reduce the capital and operating costs required to run an IMAX theater while still offering consumers the image and sound quality of the trademarked experience viewers derive from IMAX theaters known as “The IMAX Experience”. During 2007, the Company signed agreements for 20 IMAX MPX theater systems with North American and international commercial theater exhibitors. None of these agreements were conditional.

IMAX CORPORATION

The Company is in the process of developing a proprietary digitally-based IMAX projector which would operate without the need for analog film prints. The Company anticipates that its digital projector, which will be targeted to a large portion of its commercial multiplex operators as a replacement for the IMAX MPX projector, will be available for production and sale by the middle of 2008. In 2007, the Company signed 10 agreements for 120 digital theater systems, including 104 digital theater systems to be installed under joint revenue sharing arrangements. In addition, on March 10, 2008, the Company announced an agreement for 35 digital theater systems (under its traditional sales/sales-type-lease structure) to be installed in Central and South America and the Caribbean.

The Company’s goal is to create a digital product that provides a differentiated experience to moviegoers that is consistent with what they have come to expect from the IMAX brand. The Company believes that transitioning from a film-based platform to a digital platform for a large portion of its customer base is compelling for a number of reasons. The savings to the studios as a result of eliminating film prints are considerable, as the typical cost of an IMAX film print ranges from $22.5 thousand per 2D print to $45 thousand per 3D print. Removing those costs will significantly increase the profit of an IMAX release for a studio which, the Company believes, provides more incentive for studios to release their films to IMAX theaters. The Company similarly believes that economics change favorably for its exhibition clients as a result of a digital transition, since lower print costs and the increased programming flexibility that digital delivery provides should allow theaters to program three to four additional IMAX DMR films per year, thereby increasing both customer choice and total box-office revenue. Finally, digital transmission eventually allows for the opportunity to show attractive alternate programming, such as live sporting events and concerts, in the immersive environment of an IMAX theater.

The Company was formed in March 1994 as a result of an amalgamation between WGIM Acquisition Corp. and the former IMAX Corporation (“Predecessor IMAX”). Predecessor IMAX was incorporated in 1967.

PRODUCT LINES

The Company is the pioneer and leader in the large-format film industry, and believes it is the largest designer and manufacturer of specialty projection and sound system components, and a significant producer and distributor of 15/70-format films, for large-format theaters around the world. The Company’s theater systems include a specialized IMAX projector, advanced sound systems and specialty screens. The Company derives its revenues from IMAX theater systems (the sale and lease of, and provision of services related to, its theater systems, including joint revenue sharing arrangements), films (production and digital re-mastering of films, the distribution of film products to the IMAX theater network, post-production services for large-format films), theater operations (owning equipment, operating, managing or participating in the profits of IMAX theaters) and other activities, which include the sale of after market parts and camera rentals. Segmented information is provided in note 20 to the accompanying audited consolidated financial statements contained in Item 8.

IMAX Theater Systems

The Company’s primary products are its large-format theater systems. IMAX theater systems traditionally include a unique rolling loop 15/70-format projector that offers superior image quality and stability and a digital theater control system; a 6-channel, digital sound system delivering up to 12,000 watts; a screen with a proprietary coating technology; and, if applicable, 3D glasses cleaning equipment. The Company is in the process of developing a proprietary digital projection system, which would include all of the above components without the need for analog film prints. As part of the arrangement to sell or lease its theater systems, the Company provides extensive advice on theater planning and design and supervision of installation services. Theater systems are also leased or sold with a license for the use of the world famous IMAX brand. The Company primarily offers its theater systems in four configurations: the GT projection system for the largest IMAX theaters; the SR system for smaller theaters; the Company’s newest introduction, the IMAX MPX system, which is targeted for multiplex complexes; and a fourth category of theater systems featuring heavily curved and tilted screens that are used in dome shaped theaters. The GT, SR and IMAX MPX systems are “flat” screens that have a minimum of curvature and tilt and can exhibit both 2D and 3D films, while the screen components in dome shaped theaters are generally 2D only and are popular with the Company’s institutional clients. The Company is also currently developing a digital projector.

IMAX CORPORATION

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

The Company’s analog projectors utilize the largest commercially available film format (15-perforation film frame, 70mm), which is nearly 10 times larger than conventional film (4-perforation film frame, 35mm) and therefore able to project significantly more detail on a larger screen. The Company believes these projectors, which utilize the Company’s rolling loop technology, are unsurpassed in their ability to project film with maximum steadiness and clarity with minimal film wear while substantially enhancing the quality of the projected image. As a result, the Company’s projectors deliver a higher level of clarity, detail and brightness as compared to conventional movies and competing film or digitally-based projectors.

To complement the film technology and viewing experience, IMAX provides unique digital sound system components. The sound system components are among the most advanced in the industry and help to heighten the sense of realism of a large-format film. IMAX sound system components are specifically designed for IMAX theaters and are an important competitive advantage. The Company believes it is a world leader in the design and manufacture of digital sound system components for applications including traditional movie theaters, auditoriums and IMAX theaters.

Theater System Sales or Leases.  The Company’s arrangements for theater system equipment involve either a lease or sale. As part of the arrangement for an IMAX theater system, the Company also advises the customer on theater design, supervises the installation of the theater systems and provides projectionists with training in using the equipment. Theater owners or operators are responsible for providing the theater location, the design and construction of the theater building, the installation of the system components and any other necessary improvements, as well as the marketing and programming at the theater. The supervision of installation requires that the equipment also be put through a complete functional start-up and test procedure to ensure proper operation. The Company’s typical arrangement also includes the trademark license rights which commence on execution of the agreement and generally have terms of 10 to 20 years that may be renewed. The theater system equipment components (including the projector, sound system, and screen system, and, if applicable, 3D glasses cleaning machine), theater design support, supervision of installation, projectionist training and trademark rights are all elements of what the Company considers the system deliverable (the “System Deliverable”). For a separate fee, the Company provides ongoing maintenance and extended warranty services for the theater system.

Leases generally have 10 to 20-year initial terms and are typically renewable by the customer for one or more additional 10-year term. Under the terms of the typical lease agreement, the title to the theater system equipment (including the projector, the sound system and the projection screen) remains with the Company. The Company has the right to remove the equipment for non-payment or other defaults by the customer. The contracts are generally not cancelable by the customer unless the Company fails to perform its obligations. The Company also enters into sale agreements with its customers. Under a sales arrangement, the title to the theater system remains with the customer, however in certain instances, the Company retains title or a security interest in the equipment until the customer has made all payments required under the agreement. In recent years, the Company has entered into a number of joint revenue sharing arrangements, where the Company receives a portion of a theater’s box-office and concession revenue in exchange for placing a theater system at the theater operator’s venue. Under these arrangements, the Company receives no up-front fee and the Company retains title to the theater system. The Company has stated that it will increasingly look to enter into such arrangements in the future, although the specific customer and location will be important considerations in whether to do so. The Company believes that, by offering such arrangements where exhibitors do not need to pay the initial capital required in a lease or a sale, the Company’s

IMAX CORPORATION

theater network can be expanded more rapidly, and provide the Company with a significant portion of the IMAX box-office from its theaters, as well as greater revenue from the studios releasing IMAX DMR films, for which the Company typically receives a percentage of the studio’s box-office receipts. The Company entered into a 100-system joint revenue sharing arrangement on December 5, 2007 with American Multi-Cinema, Inc. (“AMC”), the largest theater deal in the Company’s history. The Company’s contracts are generally denominated in U.S. dollars, except in Canada, Japan and parts of Europe, where contracts are sometimes denominated in local currency.

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

Sales Backlog.  Signed contracts for theater systems are listed as sales backlog prior to the time of revenue recognition. The value of sales backlog represents the total value of all signed theater system sales and sales-type lease agreements that are expected to be recognized as revenue in the future. Sales backlog includes initial fees along with the present value of contractual fixed minimum fees due over the term, but excludes contingent fees in excess of contractual minimums and maintenance and extended warranty fees that might be received in the future. Sales backlog does not include anticipated revenues from theaters in which the Company has an equity-interest, joint profit or revenue sharing arrangements, agreements covered by letters of intent or conditional sale or lease commitments.

The following chart shows the number of the Company’s theater systems by configuration, opened theater network base and backlog as at December 31:

	2007
	2D			3D
		Theater			Theater
		Network			Network
	System	Base	Backlog	System	Base	Backlog

Flat Screen	IMAX	40	—	IMAX 3D GT	84	8
				IMAX 3D SR	51	9
				IMAX MPX	49	47
				IMAX DIGITAL	—	120	(1)
Dome Screen	IMAX Dome	69	2	IMAX 3D Dome	6	—

				Total	299	186

(1)	Includes 104 theaters under joint revenue sharing arrangements.

IMAX CORPORATION

	2006
	2D			3D
		Theater			Theater
		Network			Network
	System	Base	Backlog	System	Base	Backlog

Flat Screen	IMAX	41	—	IMAX 3D GT	85	12
				IMAX 3D SR	51	11
				IMAX MPX	32	49
Dome Screen	IMAX Dome	69	2	IMAX 3D Dome	6	—

				Total	284	74

IMAX and IMAX Dome Systems.  IMAX and IMAX Dome systems comprise approximately 36% of the Company’s opened theater base. IMAX theaters, with a flat screen, were introduced in 1970, while IMAX Dome theaters, which are designed for tilted dome screens, were introduced in 1973. There have been several significant proprietary and patented enhancements to these systems since their introduction.

IMAX 3D GT and IMAX 3D SR Systems.  IMAX 3D theaters utilize a flat screen 3D system, which produces realistic three-dimensional images on an IMAX screen. The Company believes that the IMAX 3D theater systems offer consumers one of the most realistic 3D experiences available today. To create the 3D effect, the audience uses either polarized or electronic glasses that separate the left-eye and right-eye images. The IMAX 3D projectors can project both 2D and 3D films, allowing theater owners the flexibility to exhibit either type of film. The Company will provide upgrades, at the expense of the customer, to existing theaters which have 2D IMAX theater systems, to IMAX 3D theater systems. Since the introduction of IMAX 3D technology, the Company has upgraded 19 theaters.

In 1997, the Company launched a smaller IMAX 3D system called IMAX 3D SR, a patented theater system configuration that combines a proprietary theater design, a more automated projector and specialized sound system components to replicate the experience of a larger IMAX 3D theater in a smaller space.

IMAX MPX.  In 2003, the Company launched its new large-format theater system designed specifically for use in multiplex theaters. Known as IMAX MPX, this system projects 15/70-format film onto screens which are curved and tilted forward to further immerse the audience. An IMAX MPX theater system utilizes the Company’s next generation proprietary digital sound system components, capable of multi-channel uncompressed studio quality digital audio. The projector is capable of playing both 2D and 3D films, and installs into a standard 35mm projection booth. The IMAX MPX system can be installed as part of a newly-constructed multiplex, as an add-on to an existing multiplex or as a retrofit of one or two existing stadium seat auditoriums within a multiplex. With lower capital and operating costs, the IMAX MPX is designed to improve a multiplex owner’s financial returns and allow for the installation of IMAX theater systems in markets that might previously not have been able to support one. The Company has signed agreements for 104 IMAX MPX theater systems since its introduction, of which 18 theater systems were installed in 2007. Five of the 104 theater systems were for conditional deals where the conditions have since lapsed, and are no longer obligations of the Company.

IMAX Digital.  The Company is in the process of developing a proprietary, digitally-based IMAX projector designed to deliver 2D and 3D presentations with the high image quality and immersiveness that are consistent with the IMAX brand, without the need for analog prints. The Company holds numerous digital patents and relationships with key manufacturers and suppliers in digital technology. The Company has patents, applications and licenses encompassing, among other things, a method for synchronizing digital data, a method of generating stereoscopic (3D) imaging data from a 2D source, a process for digitally re-mastering 35mm films into 15/70-format, a method for increasing the dynamic range and contrast of projectors, a method for invisibly seaming or superimposing images from multiple projectors and other inventions relating to digital projectors. The Company anticipates that its digital projector, which will be targeted to a large portion of its commercial theater base, will be available for production and sale by mid 2008. The Company’s goal is to create a digital product that provides a differentiated experience to moviegoers that is consistent with what they have come to expect from the IMAX brand. The

IMAX CORPORATION

Company believes that transitioning from a film-based platform to a digital platform for a large portion of its customer base is compelling for a number of reasons. The savings to the studios as a result of eliminating film prints are considerable, as the typical cost of an IMAX film print ranges from $22.5 thousand per 2D print to $45 thousand per 3D print. Removing those costs will significantly increase the profit of an IMAX release for a studio which, the Company believes, provides more incentive for studios to release their films to IMAX theaters. The Company similarly believes that economics change favorably for its exhibition clients as a result of a digital transition, since lower print costs and the increased programming flexibility that digital delivery provides should allow theaters to program three to four additional IMAX DMR films per year, thereby increasing both customer choice and total box-office revenue. Finally, digital transmission eventually allows for the opportunity to show attractive alternate programming, such as live sporting events and concerts, in the immersive environment of an IMAX theater. On December 7, 2007, the Company and AMC announced a joint revenue sharing arrangement to install 100 IMAX digital projection systems at AMC locations in 33 major U.S. markets, the largest theater transaction in the Company’s history. In 2007, the Company signed agreements for an additional 20 IMAX digital theater systems, including four under joint revenue sharing arrangements, with other exhibitors. In addition, on March 10, 2008, the Company announced an agreement for 35 digital theater systems (under its traditional sales/sales-type-lease structure) with RACIMEC International Group (“RACIMEC”) to be installed in Central and South America and the Caribbean. This is the second largest theater deal in the Company’s history, following on the heels of AMC’s 100 theater North American deal.

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

The first IMAX DMR film, Apollo 13: The IMAX Experience, produced in conjunction with Universal Pictures and Imagine Entertainment, was released in September 2002. Since the release of that film, the Company has released an additional 23 IMAX DMR films.

The highly automated IMAX DMR system typically allows the re-mastering process to meet aggressive film production schedules. The Company is continuing to decrease the length of time it takes to reformat a film with its

IMAX CORPORATION

IMAX DMR technology. Apollo 13: The IMAX Experience, released in 2002, was re-mastered in 16 weeks, while 300: The IMAX Experience, released in March 2007, was re-mastered in approximately ten days. The IMAX DMR conversion of simultaneous, or “day-and-date”, releases are done in parallel with the movie’s filming and editing, which is necessary for the simultaneous release of an IMAX DMR film with the domestic release to conventional theaters.

The Company demonstrated its ability to convert computer generated animation to IMAX 3D with the 1999 release of Cyberworld, the 2004 release of the full length CGI feature, The Polar Express: The IMAX 3D Experience and the release of four CGI 3D features in 2005-2007, including Beowulf: An IMAX 3D Experience released in November 2007. In addition, the Company has developed a proprietary technology to convert live action 2D 35mm movies to IMAX 3D films, which the Company believes can offer significant potential benefits to the Company, studios and the IMAX theater network. This technology was used to convert scenes from 2D to 3D in the film Superman Returns: An IMAX 3D Experience in 2006. In July 2007, the Company, in conjunction with Warner Bros. Pictures (“WB”), released Harry Potter and the Order of the Phoenix: An IMAX 3D Experience, with approximately 20 minutes of the film converted from 2D to 3D using such technology.

For IMAX DMR releases, the original soundtrack of the 35mm film is also re-mastered for IMAX’s five or six-channel digital sound system components. Unlike conventional theater sound systems, IMAX sound system components are uncompressed, full fidelity and use proprietary loudspeaker systems and surround sound that ensure every theater seat is in a good listening position.

In 2007, the Company released five films converted through the IMAX DMR process contemporaneously with the release of the films to conventional 35mm theaters and one DMR film released subsequent to the films 35mm theatrical release. In March 2007, the Company and WB released 300: The IMAX Experience. In May 2007, the Company and Sony’s Columbia Pictures released Spider-Man 3: The IMAX Experience. In July 2007, the Company, in conjunction with WB, released Harry Potter and the Order of the Phoenix: An IMAX 3D Experience. In September 2007, the Company, DreamWorks Pictures and Paramount Pictures released an IMAX DMR version of Transformers: The IMAX Experience (originally released to 35mm theaters in July 2007). In November 2007, the Company in conjunction with Paramount Pictures, Shangri-La Entertainment and WB released Beowulf: An IMAX 3D Experience. On December 14, 2007 the Company and WB released the IMAX DMR version of I am Legend to IMAX theaters.

The Company believes that these releases have positioned IMAX theaters as a separate distribution platform for Hollywood films, similar to the type created when Hollywood studios began including the pay TV and home video media as release windows for their films.

In February 2008, the Company, in conjunction with Paramount Pictures released The Spiderwick Chronicles: The IMAX Experience. In addition, the Company in conjunction with Paramount Pictures, Shangri-La Entertainment and Concert Productions International has announced that it will release an IMAX DMR version of the Rolling Stones concert film, directed by Academy Award-winning film maker Martin Scorsese, Shine A Light: The IMAX Experience, simultaneously, with the film’s wide release in April 2008. In May 2008, the Company in conjunction with WB will release Speed Racer: The IMAX Experience. The Company and DreamWorks Pictures plan to release Kung Fu Panda: The IMAX Experience in June 2008. The Company has announced that it will release an IMAX DMR version of The Dark Knight: An IMAX Experience, the next installment of WB’s highly-popular Batman franchise, in July 2008. In November 2008, the Company, in conjunction with WB, will release Harry Potter and the Half-Blood Prince: The IMAX Experience. In conjunction with WB, the Company has commenced production on a third original IMAX 3D co-production for the release of Under the Sea 3D: An IMAX 3D Experience to IMAX theaters in 2009, a sequel to the successful Deep Sea 3D. The Company in conjunction with WB, and the National Aeronautics and Space Administration (NASA), also announced the next IMAX 3D space film which will chronicle the Hubble Space Telescope, set for the release to IMAX theaters in early 2010.

IMAX CORPORATION

Film Distribution

The Company is a significant distributor of 15/70-format films. The Company generally distributes films which it has produced including those digitally re-mastered using IMAX DMR technology, or for which it has acquired distribution rights from independent producers. As a distributor, the Company receives a fixed fee and/or a percentage of the theater box-office receipts.

The library of 15/70-format films includes 24 films converted into 15/70-format through IMAX DMR technology, including Hollywood event films such as the 2006 (and 2007) hit A Night at the Museum: The IMAX Experience, and the 2004 (and 2005) hit The Polar Express: The IMAX 3D Experience, along with general entertainment and educational films on subjects such as space, wildlife, music, history and natural wonders. The library consisted of 266 films at the end of 2007, of which the Company had distribution rights to 43 such films. 15/70-format films that have been successfully released by the Company include Deep Sea 3D, which was released by the Company and WB in March 2006 and has grossed more than $58.5 million to the end of 2007, SPACE STATION, which was released in April 2002 and has grossed over $96.6 million to the end of 2007, T-REX: Back to the Cretaceous, which was released by the Company in 1998 and has grossed over $98.5 million to the end of 2007 and Fantasia 2000: The IMAX Experience, which was released by the Company and Buena Vista Pictures Distribution, a unit of The Walt Disney Company, in 2000, and has grossed over $80.4 million to the end of 2007. 15/70-format films have significantly longer exhibition periods than conventional 35mm films and many of the films in the large-format library have remained popular for many decades including the films To Fly! (1976), Grand Canyon — The Hidden Secrets (1984) and The Dream Is Alive (1985).

Film Post-Production

David Keighley Productions 70MM Inc., a wholly-owned subsidiary of the Company, provides film post-production and quality control services for 15/70-format films (whether produced internally or externally), and digital post-production services.

Theater Operations

The Company has six owned and operated theaters on leased premises. In addition, the Company has entered into commercial arrangements with two theaters resulting in the sharing of profits and losses. The Company also provides management services to two theaters.

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

The commercial theater segment of the Company’s theater network is now its largest segment, with a total of 179 theaters opened as at December 31, 2007. The Company’s institutional customers include science and natural

IMAX CORPORATION

history museums, zoos, aquaria and other educational and cultural centers. The Company also sells or leases its theater systems to theme parks, tourist destination sites, fairs and expositions. At December 31, 2007, approximately 36% of all opened IMAX theaters were in locations outside of North America. The following table outlines the breakdown of the theater network by geographic location as at December 31:

	2007	2006
	Theater	Theater
	Network	Network
	Base	Base

United States	150	139
Canada	23	23
Mexico	17	16
Europe	46	48
Japan	11	13
China	14	10
Rest of World	38	35

Total	299	284

For information on revenue breakdown by geographic area, see note 20 to the accompanying audited consolidated financial statements in Item 8. The Company has one customer as at December 31, 2007, which represents more than 6% of the Company’s opened base of theaters. The Company has no dependence upon a single customer, the loss of which would have a material adverse effect on the Company.

INDUSTRY AND COMPETITION

The Company competes with manufacturers of large-format film projectors. Most of these competitors utilize smaller film formats, including 8-perforation film frame 70mm and 10-perforation film frame 70mm formats, which the Company believes deliver an image that is inferior to The IMAX Experience. The IMAX theater network and the number of 15/70-format films to which the Company has distribution rights are substantially larger than those of its 15/70-format competitors, and IMAX DMR reformatted films are available exclusively to the IMAX theater network. The Company’s customers generally consider a number of criteria when selecting a large-format theater including quality, reputation, brand-name recognition, configuration of system components, features, price and service. The Company believes that its competitive strengths include the value of the IMAX brand name, the quality and historic up-time of IMAX theater systems, the return on investment of an IMAX theater, the number and quality of 15/70-format films that it distributes, the quality of the sound system components included with the IMAX theater, the availability of Hollywood event films to IMAX theaters through IMAX DMR technology and the level of the Company’s service and maintenance and extended warranty efforts. Virtually all of the best performing large-format theaters in the world are IMAX theaters.

In 2003, the Company introduced the IMAX MPX, a new theater system designed specifically for use in multiplex auditoriums. The IMAX MPX system is designed to reduce the capital and operating costs required to run an IMAX theater while still offering consumers the image and sound quality of The IMAX Experience.

The motion picture industry is in the early stages of transitioning from film projection to digital projection, and the Company itself is developing a proprietary digitally-based projector. In recent years, a number of companies have introduced digital 3D projection technology and a small number of Hollywood features have been exhibited in 3D using these technologies. The Company believes that there are approximately 925 conventional-sized screens in U.S. multiplexes equipped with such digital 3D systems. The Company believes that its many competitive strengths, including the IMAX® brand name, the quality and immersiveness of The IMAX Experience, its IMAX DMR technology and its patented theater geometry, significantly differentiate the Company’s 3D presentations from any other 3D presentations. For the small number of films released to both IMAX 3D theaters and

IMAX CORPORATION

conventional 3D theaters, the IMAX theaters have significantly outperformed the conventional ones on a per-screen revenue basis.

THE IMAX BRAND

The world-famous IMAX brand stands for the highest-quality, most immersive motion picture entertainment. Consumer research conducted for the Company in the U.S. by a third-party research firm shows that the IMAX brand is known for cutting-edge technology and an experience that immerses audiences in the movie. The research also shows that the brand inspires a strong sense of loyalty and that consumers place a premium on it, being willing to travel significantly farther and pay more for The IMAX Experience® than for a conventional movie. The Company believes that its significant brand loyalty among consumers provides it with a strong, sustainable position in the exhibition industry. The IMAX brand name cuts across geographic and demographic boundaries.

As the IMAX® theater network and film slate grow, so does the visibility of the IMAX brand. In recent years, IMAX has built on its heritage of educational movies presented in prestigious institutions and destination centers by expanding its network into multiplexes. With an increasing number of IMAX theaters based in multiplexes and with a recent history of commercially successful large-format films such as: I am Legend: The IMAX Experience, Beowulf: An IMAX 3D Experience, Harry Potter and the Order of the Phoenix: An IMAX 3D Experience, 300: The IMAX Experience, Spider-Man 3: The IMAX Experience and Superman Returns: An IMAX 3D Experience, the Company continues to increase its presence in commercial settings. The Company believes the strength of the IMAX brand will be an asset as it continues to establish the IMAX theater network as a new and desirable release window for Hollywood movies, and rolls out its new digital projection system.

RESEARCH AND DEVELOPMENT

The Company believes that it is one of the world’s leading entertainment technology companies with significant in-house proprietary expertise in digital and film-based projection and sound system component design, engineering and imaging technology, particularly in 3D. The Company believes that the motion picture industry will be affected by the development of digital technologies, particularly in the areas of content creation (image capture), post-production (editing and special effects), digital re-mastering (such as IMAX DMR), distribution and display. The Company has made significant investments in digital technologies, including the development of a proprietary, patent-pending technology to digitally enhance image resolution and quality of 35mm motion picture films, the conversion of monoscopic (2D) to stereoscopic (3D) images and the creation of an IMAX digital projector prototype, and holds a number of patents, patents pending and other intellectual property rights in these areas. In addition, the Company holds numerous digital patents and relationships with key manufacturers and suppliers in digital technology. The Company is in the process of developing a proprietary digitally-based projector which would operate without the need for analog film prints. The Company anticipates that its digital projector, which will be targeted to a large portion of its commercial theater customer base, will be available for production and sale by mid 2008.

The IMAX DMR technology converts a conventional 35mm frame into its digital form at a very high resolution. The proprietary system recreates a pristine form of the original photography. The Company believes the proprietary process makes the images sharper than the original and the completed re-mastered film, now nearly 10 times larger than the original, is transferred onto the Company’s 15/70-film format. Each film’s original soundtrack is also recreated and upgraded to Company standards. Through its research and development program, the Company continues to refine and enhance the capabilities of this technology.

A key to the performance and reliability of the IMAX analog projector is the Company’s unique “rolling loop” film movement. The rolling loop advances the film horizontally in a smooth, wave-like motion, which enhances the stability of the image and greatly reduces wear of the film.

Several of the underlying technologies and resulting products and system components of the Company are covered by patents or patent applications. Other underlying technologies are available to competitors, in part because of the expiration of certain patents owned by the Company. The Company, however, has successfully

IMAX CORPORATION

obtained patent protection covering several of its significant improvements made to such technologies. The Company plans to continue to fund research and development activity in areas considered important to the Company’s continued commercial success.

For 2007, 2006, and 2005, the Company recorded research and development expenses of $5.8 million, $3.6 million and $3.2 million, respectively.

As at December 31, 2007, 50 of the Company’s employees were connected with research and development projects.

MANUFACTURING AND SERVICE

Projector Component Manufacturing

The Company assembles the projector of its large-format theater systems at its Corporate Headquarters and Technology Center in Mississauga, Canada (near Toronto). A majority of the parts and sub-assemblies for this component are purchased from outside vendors. The Company develops and designs all the key elements for the proprietary technology involved in this component. Fabrication of parts and sub-assemblies is subcontracted to a group of carefully pre-qualified suppliers. Manufacture and supply contracts are signed for the delivery of the component on an order-by-order basis. The Company has developed long-term relationships with a number of significant suppliers, and the Company believes its existing suppliers will continue to supply quality products in quantities sufficient to satisfy its needs. The Company inspects all parts and sub-assemblies, completes the final assembly and then subjects the projector to comprehensive testing individually and as a system prior to shipment. In 2007, these projectors had operating availability based on scheduled shows of approximately 99.8%.

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

IMAX CORPORATION

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

The Company owns or otherwise has rights to trademarks and trade names used in conjunction with the sale of its products, systems and services. The following trademarks are considered significant in terms of the current and contemplated operations of the Company: IMAX®, The IMAX Experience®, An IMAX Experience®, IMAX DMR®, IMAX® 3D, IMAX® Dome, IMAX MPX®, IMAX think big® and think big®. These trademarks are widely protected by registration or common law throughout the world. The Company also owns the service mark IMAX THEATREtm.

EMPLOYEES

As at December 31, 2007, the Company had 318 employees, not including hourly employees at Company owned and operated theaters.

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

The Company is the subject of informal inquiries by the SEC and the Ontario Securities Commission (the “OSC”); these inquiries focus on the Company’s accounting policies and related matters. In a letter dated December 13, 2007 the Staff of the Division of Corporation Finance of the SEC (the “Staff”) notified the Company that the Staff had completed its review of the Company’s Form 10-K and related filings, and did not, at that time, have any further comments; however, other inquiries remain ongoing. The Company cannot predict when these inquiries will be completed or the further timing of any other developments in connection with the inquiries. The Company also cannot predict the results or outcomes of these inquiries.

Expenses incurred in connection with these informal inquiries (which include substantial fees of lawyers and other professional advisors) continue to adversely affect the Company’s cash position and profitability. The Company may also have potential obligations to indemnify officers and directors who could, at a future date, be parties to such inquiries.

The informal inquiries may adversely affect the course of the pending litigation against the Company. The Company is currently defending a consolidated class-action lawsuit in the U.S. and a class-action lawsuit in Ontario (see Item 3. Legal Proceedings). Negative developments or outcomes in the informal inquiries could have an adverse effect on the Company’s defense of lawsuits. Finally, the SEC and/or OSC could impose sanctions and/or fines on the Company in connection with the aforementioned inquiries. The indenture dated as at December 4, 2003, and as thereafter amended and supplemented, (the “Indenture”) governing the Company’s 9.625% Senior Notes due 2010 (the “Senior Notes”) contains a covenant requiring the timely filing of its financial statements with regulatory agencies. Additional changes to the Company’s accounting policies and/or additional restatements could result in the failure of the Company to meet these deadlines and cause the holders of its Senior Notes to accelerate payment. In addition, these informal investigations could divert attention of the Company’s management and other personnel for significant periods of time.

The Company is subject to lawsuits that could divert its resources and result in the payment of significant damages and other remedies.

The Company’s industry is characterized by frequent claims and related litigation regarding breach of contract and related issues. The Company is subject to a number of legal proceedings and claims that arise in the ordinary course of its business. In addition, the Company is engaged as a defendant in several class action lawsuits filed by certain shareholders of the Company and one action filed by a bondholder of the Company. Since March 2007, this bondholder has repeatedly and unsuccessfully attempted to trigger a default or acceleration under the Indenture and the independent trustee administering the Senior Notes has asked a New York court to declare that the bondholder has no basis for its claims against the Company. The Company cannot assure that it will succeed in defending any claims, that judgments will not be entered against it with respect to any litigation or that reserves the Company may set aside will be adequate to cover any such judgments. If any of these actions or proceedings against the Company is successful, it may be subject to significant damages awards. In addition, the Company is the plaintiff in a number of lawsuits in which it seeks the recovery of substantial payments. The Company is incurring legal fees in prosecuting and defending its lawsuits, and it may not ultimately prevail in such lawsuits or be able to collect on such judgments if it does.

Although the Company’s directors and officers liability insurance is deemed to provide coverage for the class-action and bondholder lawsuits the Company is defending (see Item 3. Legal Proceedings), the damages in such lawsuits could be significant. Additionally, the defense of these claims (as with the defense or prosecution of all of the Company’s litigation) could divert the attention of the Company’s management and other personnel for significant periods of time.

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

The Company has identified a number of material weaknesses in the Company’s internal control over financial reporting. In addition, management assessed the effectiveness of its internal control over financial reporting as at December 31, 2007 and concluded that its internal control over financial reporting was not effective.

The following material weaknesses were identified and included in the Company’s assessment:

•	the Company did not maintain adequate controls, including period-end controls, over the analysis and review of revenue recognition for sales and lease transactions in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”);

•	the Company did not maintain effective controls, including period-end controls, over accounting for film transactions in accordance with U.S. GAAP;

•	the Company did not maintain effective controls, including period-end controls, over accounting for inventories in accordance with U.S. GAAP;

•	the Company did not maintain adequate controls, including period-end controls, over the complete and accurate recording of postretirement benefits other than pensions in accordance with U.S. GAAP;

•	the Company did not maintain adequate controls, including period-end controls, over the complete and accurate recording of transactions related to real estate lease arrangements for owned and operated theaters and corporate offices in accordance with U.S. GAAP;

•	the Company did not maintain effective controls, including period-end controls, over the intraperiod allocation of the provision for income taxes in accordance with U.S. GAAP;

•	the Company did not maintain adequate controls over the lines of communication between operational departments and the Finance department related to revenue recognition for sales and lease transactions; and

•	the Company did not maintain adequate controls over the timely communication between departments of information relating to developing issues that may impact the Company’s financial reporting.

After considering these weaknesses, the Company’s Co-Chief Executive Officers (“Co-CEOs”) and Chief Financial Officer (“CFO”) also concluded that the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports the Company submits is recorded, processed, summarized and reported appropriately.

The Company has implemented, and continues to implement remedial measures and compensating procedures to address these material weaknesses. These material weaknesses, if left unaddressed, could result in accounting errors such as those underlying its recent restatements, which could adversely impact the accuracy and timing of future reports and filings the Company makes with the SEC and OSC. In addition, while the Company has made significant progress in its remediation efforts it expects that full remediation of its material weaknesses, internal control over financial reporting and its disclosure controls and procedures will take some time. The Company expects that its management will continue to devote significant time to the remedial measures necessary to improve its process and procedures, which could be time consuming and may disrupt the Company’s business.

IMAX CORPORATION

Continued negative publicity has affected and may continue to adversely affect the Company’s business and the market price of its publicly traded common shares.

The Company has been the subject of continuing negative publicity in part as a result of the ongoing informal SEC and OSC inquiries and its prior delay in filing financial statements and restatements of prior results. Continuing negative publicity could have an adverse effect on the business and the market price of the Company’s publicly traded securities.

RISKS RELATED TO THE COMPANY’S FINANCIAL PERFORMANCE OR CONDITION

The Company is highly leveraged, and this impairs its ability to obtain financing and limits cash flow available for its operations.

The Company is highly leveraged. As at December 31, 2007, its total long-term indebtedness was $160.0 million. At December 31, 2007, the Company’s shareholders’ deficit was $85.4 million. The Company’s high leverage has important possible consequences. It may:

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

The agreements governing the Company’s indebtedness including the agreement governing its credit facility and the Indenture governing the Senior Notes, contain covenants that, among other things, limit its ability to:

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

In addition, the Company’s agreement governing its credit facility contains a covenant requiring the Company to maintain a certain level of adjusted earnings before interest, taxes, depreciation and amortization and other defined adjustments (“EBITDA”) over the prior twelve months for two consecutive quarters and a minimum Cash and Excess Availability balance. Pursuant to an amendment in December 2007, the EBITDA maintenance covenant was reduced to $12.5 million for the four quarters ending each of December 31, 2007, March 31, 2008, June 30, 2008 and September 30, 2008. Such covenants and restrictions may limit the Company’s ability to execute its business strategy. Moreover, if operating results fall below historical levels, the Company may be unable to comply with these covenants. If that occurs, availability under the Company’s credit facility could be limited or restricted and the credit facility lender could demand re-payment of any outstanding indebtedness. In addition, under the terms of the credit facility, the Company has to comply with several reporting requirements including the delivery of audited consolidated financial statements within 120 days of the end of the fiscal year.

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

The rights of a creditor to enforce remedies may be significantly impaired by the restructuring provisions of applicable Canadian federal bankruptcy, insolvency and other restructuring legislation if the benefit of such legislation is sought with respect to the Company. For example, both the Bankruptcy and Insolvency Act (Canada)

IMAX CORPORATION

and the Companies’ Creditors Arrangement Act (Canada) contain provisions enabling an “insolvent person” to obtain a stay of proceeding against its creditors and others and to prepare and file a proposal for consideration by all or some of its creditors to be voted on by the various classes of its creditors. Moreover, this legislation permits, in certain circumstances, an insolvent debtor to retain possession and administration of its property, even though it may be in default under the applicable debt instrument.

The Company’s stock price has historically been volatile and further declines in market price may negatively impact its ability to raise capital, issue debt, secure customer business and retain employees.

The stock markets have experienced price fluctuations that have affected the market price and trading volumes of many companies, with potential consequential negative effects on the trading of securities of those companies. A major decline in the capital markets generally, or an adjustment in the market price or trading volumes of the Company’s publicly traded securities, may negatively impact its ability to raise capital, issue debt, secure customer business or retain employees. These factors, as well as general economic and geopolitical conditions, may have a material adverse effect on the market price of the Company’s publicly traded securities.

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

Under joint revenue sharing arrangements, revenue is recognized when reported by the theater operator, provided that collection is reasonably assured.

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

IMAX CORPORATION

theater systems sale or lease agreements, and there is collection risk associated with future payments to be received over the terms of its arrangements.

The Company may not convert all of its backlog into revenue and cash flows.

The Company lists signed contracts for theater systems sales or sales-type leases for which revenue has not been recognized as sales backlog prior to the time of revenue recognition. Sales backlog represents the total value of all signed theater system sale or lease agreements that are expected to be recognized as revenue in the future (other than those under joint revenue sharing arrangements) and includes initial fees along with the present value of fixed minimum ongoing fees due over the term, but excludes contingent fees in excess of fixed minimum ongoing fees that might be received in the future and maintenance and extended warranty fees. Notwithstanding the legal obligation to do so, all of the Company’s customers with which it has signed contracts may not accept delivery of theater systems that are included in the Company’s backlog. This could adversely affect the Company’s future revenues and cash flows. In addition, customers with theater system obligations in backlog sometimes request that the Company agree to modify or reduce such obligations. The Company has in the past, under certain circumstances, restructured backlog obligations of certain customers.

The Company depends on commercial movie exhibitors to purchase or lease its IMAX theater systems and to provide additional revenues and venues in which to exhibit its IMAX DMR films.

The Company’s primary customers are commercial multiplex exhibitors. The Company is unable to predict if or when they or other exhibitors will purchase or lease or continue to purchase or lease IMAX theater systems from the Company. If exhibitors choose to reduce their levels of expansion or decide not to purchase or lease IMAX theater systems for their existing or new theaters, the Company’s revenues would not increase at an anticipated rate and motion picture studios may be less willing to reformat Hollywood 35mm films into the Company’s film format for exhibition in commercial IMAX theaters. As a result, the Company’s future revenues and cash flows could be adversely affected.

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

IMAX CORPORATION

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

The Company had significant losses in each of 2007 and 2006. The Company may not be able to generate profits in any future period. If the Company does not generate profits in future periods, it may be unable to finance the operations of its business or meet its debt obligations.

The success of the IMAX theater network is directly related to the availability and success of IMAX DMR films.

An important factor affecting the growth and success of the IMAX theater network is the availability of films for IMAX theaters. The Company produces only a small number of such films and, as a result, the Company relies principally on such films produced by third party filmmakers and studios, particularly Hollywood features converted from 35mm format using the Company’s IMAX DMR technology. There are no guarantees that these filmmakers and studios will continue to release IMAX films, or that the films they produce will be commercially successful. This facility becomes more critical as the number of joint revenue sharing arrangements included in the network grows. The Company’s revenues from joint revenue sharing arrangements are driven by the exhibitor’s box-office, which is wholly dependent on commercial acceptance of the films.

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

A significant portion of the Company’s sales are made to customers located outside the United States and Canada. Approximately 35%, 36% and 42% of its revenues were derived outside of the United States and Canada in 2007, 2006 and 2005, respectively. The Company expects its international operations to continue to account for a significant portion of its revenues in the future and plans to expand into new markets in the future. The Company does not have significant experience in operating in certain foreign countries and is subject to the risks associated with operating in those countries. The Company currently has theater systems arrangements projected in countries where economies have been unstable in recent years. The economies of other foreign countries important to the Company’s operations could also suffer slower economic growth or instability in the future. The following are among the risks that could negatively affect the Company’s operations and sales in foreign markets:

•	new restrictions on access to markets, both for theater systems and films;

•	unusual or burdensome foreign laws or regulatory requirements or unexpected changes to those laws or requirements;

•	fluctuations in the value of foreign currency versus the U.S. dollar and potential currency devaluations;

IMAX CORPORATION

•	new tariffs, trade protection measures, import or export licensing requirements, trade embargoes and other trade barriers;

•	imposition of foreign exchange controls in such foreign jurisdictions;

•	dependence on foreign distributors and their sales channels;

•	difficulties in staffing and managing foreign operations;

•	adverse changes in monetary and/or tax policies;

•	poor recognition of intellectual property rights;

•	inflation;

•	requirements to provide performance bonds and letters of credit to international customers to secure system component deliveries; and

•	political, economic and social instability in foreign countries.

The Company faces risks in connection with the continued expansion of its business in China and other parts of Asia.

The first IMAX theater system in a theater in China was installed in December 2001 and 25 additional IMAX theater systems are scheduled to be installed in China by 2012. China is now the Company’s second largest market. However, the geopolitical instability of the region comprising China, Taiwan, North Korea and South Korea could result in economic embargoes, disruptions in shipping or even military hostilities, which could interfere with both the fulfillment of the Company’s existing contracts and its pursuit of additional contracts in China.

The introduction of new products and technologies and changes in the way the Company’s competitors operate could harm the Company’s business.

The out-of-home entertainment industry is very competitive, and the Company faces a number of challenges. The Company competes with other large-format film projector manufacturers as well as, less directly, conventional motion picture exhibitors. In addition to existing competitors, the Company may also face competition in the future from companies in the entertainment industry with new technologies and/or substantially greater capital resources. The Company also faces competition from a number of alternative motion picture distribution channels such as home video, pay-per-view, video-on-demand, DVD, internet and syndicated and broadcast television. The Company also competes for the public’s leisure time and disposable income with other forms of entertainment, including sporting events, concerts, live theater and restaurants.

Furthermore, the out-of-home entertainment industry in general is undergoing significant changes. Primarily due to technological developments and changing consumer tastes, numerous companies are developing, and are expected to continue to develop, new entertainment products for the out-of-home entertainment industry, which may compete directly with the Company’s products. Competitors may design products which are more attractive to the consumer and/or more cost effective than the Company’s and may make its products less competitive. The products that the Company is currently developing may never be attractive to consumers or be competitive. As a result of this competition, the Company could lose market share if demand for its products declines, which could seriously harm its business and operating results.

The motion picture exhibition industry is in the early stages of conversion from film-based media to electronic-based media. The Company is similarly developing a proprietary digital projector that can be utilized in IMAX theaters, and is expected to be available for production and sale by mid 2008. There are no guarantees this product will be successful.

IMAX CORPORATION

There is a technology risk associated with the Company’s development of a digitally-based projector.

The Company is in the process of developing a proprietary digital projector that will ultimately supplant and replace its film-based projector for a large portion of its commercial theater customer base. As of March 10, 2008, the Company has signed contracts for the installation of 155 digital projectors in future periods. There are numerous risks associated with this transition. The Company may fail to develop a production-ready digital projector that meets its high standards for image quality, resulting in the need for additional research and development to develop a production-ready projector that does. The digital projector developed by the Company may have technical flaws or bugs that require repair or modification. Competitors may design digitally-based projectors which are more attractive to the consumer, available earlier than the Company’s and/or more cost effective than the Company’s, and may make the Company’s film and/or digital projectors less competitive. As a result of this competition, the Company could lose market share if demand for its products declines, which could seriously harm its business and operating results. In addition, the need for additional research and development and/or for capital to finance replacement of certain theater systems and associated conversion costs could require the Company to raise additional capital, which capital may not be available to the Company on attractive terms, or at all. In addition, as the roll-out of the Company’s digital projectors approaches, prospective customers may delay their purchase or lease of film-based projectors, which could have a material adverse effect on the Company’s financial position and results of operations. Finally, a number of the Company’s theater system arrangements include provisions allowing for customers to upgrade from film-based systems to digital systems, when available. The accounting impact of such provisions may include the deferral of some or all of the revenue (though not the cash) associated with the arrangement beyond the point of the full installation and customer acceptance of the film-based system. Such deferral could result in a significant increase in the Company’s deferred revenue accounts and a significant decrease in the Company’s reported profits prior to the delivery of the digital upgrade. The Company currently expects that its digital projectors will become available by mid 2008.

On December 7, 2007 the Company and AMC, announced a joint revenue sharing arrangement to install 100 IMAX digital projection systems at AMC locations in 33 major U.S. markets, the largest theater deal in the Company’s history. The obligation of AMC to take delivery of its second 50 digital systems is subject to certain performance thresholds. Although the Company believes these thresholds will be exceeded, there is no guarantee that it will. In 2007, the Company signed agreements for an additional 20 IMAX digital theater systems, including four under joint revenue sharing arrangements with other exhibitors. In addition, on March 10, 2008, the Company announced an agreement for 35 digital theater systems (under its traditional sales/sales-type-lease structure) with RACIMEC to be installed in Central and South America and the Caribbean. This is the second largest theater deal in the Company’s history, following on the heels of AMC’s 100 theater North American deal. These agreements are dependent on the successful development and launch of the Company’s digital projection system.

An economic downturn could materially affect the Company’s business by reducing demand for IMAX theater systems and revenue generated from box-office sales.

The Company depends on the sale and lease of IMAX theater systems to commercial movie exhibitors to generate a significant portion of its revenues. Most of the Company’s agreements provide for additional revenues based on a percentage of theater box-office receipts when attendance at an IMAX theater exceeds a minimum threshold. The Company’s joint revenue sharing arrangements provide it with a portion of the box-office from the customer’s IMAX theaters. Commercial movie exhibitors generate revenues from consumer attendance at their theaters, which are subject to general political, social and economic conditions, the willingness of consumers to spend discretionary money at movie theaters and the popularity of the films released to the IMAX theaters. If there is a prolonged economic downturn, commercial movie exhibitors could be less willing to invest capital in new theaters resulting in a decline in demand for new IMAX theater systems. In addition, any decline in attendance at commercial IMAX theaters will reduce the additional revenues the Company generates from a percentage of theater box-office receipts or under its joint revenue sharing arrangements. Institutional exhibitors may also experience a decline in attendance given general political, social and economic conditions, which may result in reduced revenues generated from receipts attributed to IMAX theaters at such institutions and reduced film license fees.

IMAX CORPORATION

The Company may experience adverse effects due to exchange rate fluctuations.

A substantial portion of the Company’s revenues are denominated in U.S. dollars, while a substantial portion of its expenses are denominated in Canadian dollars. The Company also generates revenues in Euros and Japanese Yen. The Company may enter into forward contracts to hedge its exposure to exchange rate fluctuations. However, the Company’s strategy may not be successful in reducing its exposure to these fluctuations. Any material increase in the value of the Canadian dollar in relation to the U.S. dollar as compared to historic levels could have a material adverse effect on its operating results.

The Company is subject to impairment losses on its film assets.

The Company amortizes its film assets, including IMAX DMR costs capitalized, using the individual film forecast method, whereby the costs of film assets are amortized and participation costs are accrued for each film in the ratio of revenues earned in the current period to management’s estimate of total revenues ultimately expected to be received for that title. Management regularly reviews, and revises when necessary, its estimates of ultimate revenues on a title-by-title basis, which may result in a change in the rate of amortization of the film assets and write-downs or impairments of film assets. Results of operations in future years depend upon the amortization of the Company’s film assets and may be significantly affected by periodic adjustments in amortization rates.

The Company is subject to impairment losses on its inventories.

The Company records provisions for excess and obsolete inventory based upon current estimates of future events and conditions, including the anticipated installation dates for the current backlog of theater system contracts, technological developments, signings in negotiation and anticipated market acceptance of the Company’s current and pending theater systems. The Company is in the process of developing a proprietary digitally-based IMAX projection system that will ultimately supplant and replace its film-based projectors for a large portion of its commercial theater customer base. Increased customer acceptance and preference for the Company’s digital projection system may subject existing film-based inventories to write-downs (resulting in lower margins) as these theater systems become less desirable in the future.

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

The Company depends on its proprietary knowledge regarding IMAX theater systems and film and digital technology. The Company relies principally upon a combination of copyright, trademark, patent and trade secret laws, restrictions on disclosures and contractual provisions to protect its proprietary and intellectual property rights. These laws and procedures may not be adequate to prevent unauthorized parties from attempting to copy or otherwise obtain the Company’s processes and technology or deter others from developing similar processes or technology, which could weaken the Company’s competitive position. The protection provided to the Company’s proprietary technology by the laws of foreign jurisdictions may not protect it as fully as the laws of Canada or the United States. Some of the underlying technologies of the Company’s products and system components are not covered by patents or patent applications.

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

None.

In a letter dated December 13, 2007 the Staff of the Division of Corporation Finance of the SEC (the “Staff”) notified the Company that the Staff had completed its review of the Company’s Form 10-K and related filings, and did not, at that time, have any further comments. The Company had received comments from the Staff in a letter dated September 20, 2006 with respect to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. The Company responded to these comments in December 2006. In a letter dated February 12, 2007, the Staff sent the Company additional comments, particularly in the area of its revenue recognition policies and disclosures. The Company responded to the majority of these comments in letters dated June 20, 2007 and July 2, 2007. The Company received additional comments from the Staff in a letter dated August 17, 2007 with respect to the Company’s Annual Report

IMAX CORPORATION

on Form 10-K for the year ended December 31, 2006 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007. The Company responded to these comments in September 2007. The Company has also received comments from the OSC dated November 20, 2006, to which the Company responded on January 19, 2007. The Company has received further comments from the OSC relating to the Company’s revenue recognition policies and disclosures in letters dated February 27, 2007, April 9, 2007 and June 27, 2007. The Company responded to these comments on September 28, 2007. The Company considered the SEC and OSC comments in the preparation of its Form 10-K/A filed on November 6, 2007.

Item 2.	Properties

The Company’s principal executive offices are located in Mississauga, Ontario, Canada, New York, New York and Santa Monica, California. The Company’s principal facilities are as follows:

	Operation	Own/Lease	Expiration

Mississauga, Ontario(1)	Headquarters, Administrative, Assembly and Research and Development	Own	N/A
New York, New York	Executive	Lease	2014
Santa Monica, California	Sales, Marketing, Film Production and Post-Production	Lease	2012
Shanghai, China	Sales and Marketing	Lease	2009
Tokyo, Japan	Sales, Marketing, Maintenance and Theater Design	Lease	2008

(1)	This facility is subject to a charge in favor of Wachovia Capital Finance Corporation (Canada) in connection with a secured revolving credit facility (see note 12 to the accompanying audited consolidated financial statements in Item 8).

Item 3.	Legal Proceedings

In March 2005, the Company, together with Three-Dimensional Media Group, Ltd. (“3DMG”), filed a complaint in the U.S. District Court for the Central District of California, Western Division, against In-Three, Inc. (“In-Three”) alleging patent infringement. On March 10, 2006, the Company and In-Three entered into a settlement agreement settling the dispute between the Company and In-Three. On June 12, 2006, the U.S. District Court for the Central District of California, Western Division, entered a stay in the proceedings against In-Three pending the arbitration of disputes between the Company and 3DMG. Arbitration was initiated by the Company against 3DMG on May 15, 2006 before the International Centre for Dispute Resolution in New York, alleging breaches of the license and consulting agreements between the Company and 3DMG. On June 15, 2006, 3DMG filed an answer denying any breaches and asserting counterclaims that the Company breached the parties’ license agreement. On June 21, 2007, the Arbitration Panel unanimously denied 3DMG’s Motion for Summary Judgment filed on April 11, 2007 concerning the Company’s claims and 3DMG’s counterclaims. On October 5, 2007, 3DMG amended its counterclaims and added counterclaims from UNIPAT.ORG relating to fees allegedly owed to UNIPAT.ORG by the Company. An evidentiary hearing on liability issues has been set for June 2008 with further proceedings on damages issues to be scheduled if and when necessary. The Company will continue to pursue its claims vigorously and believes that all allegations made by 3DMG are without merit. The Company further believes that the amount of loss, if any, suffered in connection with the counterclaims would not have a material impact on the financial position or operations of the Company, although no assurance can be given with respect to the ultimate outcome of the arbitration.

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

IMAX CORPORATION

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

The Company and certain of its officers and directors were named as defendants in eight purported class action lawsuits filed between August 11, 2006 and September 18, 2006, alleging violations of U.S. federal securities laws. These eight actions were filed in the U.S. District Court for the Southern District of New York. On January 18, 2007, the Court consolidated all eight class action lawsuits and appointed Westchester Capital Management, Inc. as the lead plaintiff and Abbey Spanier Rodd & Abrams, LLP as lead plaintiff’s counsel. On October 2, 2007, plaintiffs filed a consolidated amended class action complaint. The amended complaint, brought on behalf of shareholders who purchased the Company’s common stock between February 27, 2003 and July 20, 2007, alleges primarily that the defendants engaged in securities fraud by disseminating materially false and misleading statements during the class period regarding the Company’s revenue recognition of theater system installations, and failing to disclose material information concerning the Company’s revenue recognition practices. The amended complaint also added PricewaterhouseCoopers LLP, the Company’s auditors, as a defendant. The lawsuit seeks unspecified compensatory damages, costs, and expenses. The defendants filed a motion to dismiss the amended complaint on December 10, 2007, which is still pending. Plaintiffs filed their opposition to this motion on January 22, 2008. Defendants submitted a reply to plaintiffs’ opposition on February 11, 2008. The lawsuit is at a very early stage and as a result the Company is not able to estimate a potential loss exposure. The Company will vigorously defend the matter, although no assurances can be given with respect to the outcome of such proceedings. The Company’s directors and officers insurance policy provides for reimbursement for costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits and deductibles.

A class action lawsuit was filed on September 20, 2006 in the Ontario Superior Court of Justice against the Company and certain of its officers and directors, alleging violations of Canadian securities laws. This lawsuit was brought on behalf of shareholders who acquired the Company’s securities between February 17, 2006 and August 9, 2006. A hearing regarding the combined leave to amend and certification motions has been scheduled for the week of June 2, 2008. The lawsuit is in a very early stage and seeks unspecified compensatory and punitive damages, as well as costs and expenses. As a result, the Company is unable to estimate a potential loss exposure. The Company believes the allegations made against it in the statement of claim are meritless and will vigorously defend the matter, although no assurance can be given with respect to the ultimate outcome of such proceedings. The Company’s directors and officers insurance policy provides for reimbursement for costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits and deductibles.

On September 7, 2007, Catalyst Fund Limited Partnership II, a holder of the Company’s Senior Notes (“Catalyst”), commenced an application against the Company in the Ontario Superior Court of Justice for a declaration of oppression pursuant to s. 229 and 241 of the Canada Business Corporations Act (“CBCA”) and for a declaration that the Company is in default of the Indenture governing its Senior Notes. The allegations of oppression

IMAX CORPORATION

are substantially the same as allegations Catalyst made in a May 10, 2007 complaint filed against the Company in the Supreme Court of the State of New York, and subsequently withdrawn on October 12, 2007, wherein Catalyst challenged the validity of the consent solicitation through which the Company requested and obtained a waiver of any and all defaults arising from a failure to comply with the reporting covenant under the Indenture and alleged common law fraud. Catalyst has also requested the appointment of an inspector and an order that an investigation be carried out pursuant to s. 229 of the CBCA. In addition, between March 2007 and October 2007, Catalyst sent the Company eight purported notices of default or acceleration under the Indenture. It is the Company’s position that no event of default (as that term is defined in the Indenture) has occurred under the Indenture and, accordingly, that Catalyst’s purported acceleration notice is of no force or effect. The hearing date has not yet been finalized by the Court. At this stage of the litigation, the Company is not able to estimate a potential loss exposure. The Company believes this application is entirely without merit and plans to contest it vigorously and seek costs from Catalyst, although no assurances can be given with respect to the outcome of the proceedings. The Company’s directors and officers insurance policy provides for reimbursement for costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits and deductibles.

In a related matter, on December 21, 2007, U.S. Bank National Association, trustee under the Indenture, filed a complaint in the Supreme Court of the State of New York against the Company and Catalyst, requesting a declaration that the theory of default asserted by Catalyst before the Ontario Superior Court of Justice is without merit and further that Catalyst has failed to satisfy certain prerequisites to bondholder action, which are contained in the Indenture (the “U.S. Bank’s New York Action”). The litigation is at a preliminary stage and, as a result, the Company is unable to comment on the outcome of the proceedings. At this stage of the litigation, the Company is not able to estimate a potential loss exposure, if any. As a result of this action, on January 10, 2008, the Company filed a motion with the Ontario Superior Court of Justice seeking a stay of all or part of the action Catalyst initiated before that court. On February 22, 2008, Catalyst filed a Verified Answer to U.S. Bank’s New York Action and Cross-Claims against IMAX in the same proceeding. Catalyst’s Cross-Claims repeat the allegations and seek substantially the same relief as in Catalyst’s application in the Ontario Superior Court of Justice and as were raised in Catalyst’s May 10, 2007 complaint filed against the Company in the Supreme Court of the State of New York.

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

There were no matters submitted to a vote of the security holders during the quarter ended December 31, 2007.

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

	U.S. Dollars
	High	Low

NASDAQ
Year ended December 31, 2007
Fourth quarter	$7.94	$4.05
Third quarter	$5.21	$3.72
Second quarter	$5.68	$4.05
First quarter	$5.47	$3.61
Year ended December 31, 2006
Fourth quarter	$5.20	$3.32
Third quarter	$10.92	$4.43
Second quarter	$10.38	$8.17
First quarter	$10.95	$7.14

	Canadian Dollars
	High	Low

TSX
Year ended December 31, 2007
Fourth quarter	$7.99	$3.89
Third quarter	$5.49	$3.98
Second quarter	$6.26	$4.35
First quarter	$6.39	$4.22
Year ended December 31, 2006
Fourth quarter	$5.90	$3.78
Third quarter	$12.50	$4.91
Second quarter	$12.10	$9.11
First quarter	$12.72	$8.27

As at February 29, 2008, the Company had approximately 284 registered holders of record of the Company’s common shares.

The Company has not paid within the last three fiscal years, and has no current plans to pay, cash dividends on its common shares. The payment of dividends by the Company is subject to certain restrictions under the terms of the Company’s indebtedness (see notes 11 and 12 to the accompanying audited consolidated financial statements in Item 8 and “Liquidity and Capital Resources” in Item 7). The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

IMAX CORPORATION

Equity Compensation Plans

The following table sets forth information regarding the Company’s Equity Compensation Plan as at December 31, 2007:

Number of Securities
Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
	Warrants and Rights	Warrants and Rights	Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	5,908,080	$6.71	929,077
Equity compensation plans not approved by security holders	nil	nil	nil

Total	5,908,080	$6.71	929,077

IMAX CORPORATION

Performance Graph

The following graph compares the total cumulative shareholder return for $100 invested (assumes that all dividends were reinvested) in common shares of the Company against the cumulative total return of the NASDAQ Composite Index, the S&P/TSX Composite Index and the Bloomberg Hollywood Reporter Index on December 31, 2002 to the end of the most recently completed fiscal year.

CUMULATIVE VALUE OF $100 INVESTMENT

	31-Dec-02	31-Dec-03	31-Dec-04	31-Dec-05	31-Dec-06	31-Dec-07

IMAX	100	195.79	204.21	174.75	93.07	168.81

Nasdaq	100	150.84	164.13	167.86	185.16	204.7

S&P/TSX Composite	100	154.94	190.43	244.04	286.31	370.85

Bloomberg Hollywood Reporter	100	136.54	138.65	128.12	137.17	123.48

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

IMAX CORPORATION

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

Dividends on Common Shares

Canadian withholding tax at a rate of 25.0% (subject to reduction under the provisions of any relevant tax treaty) will be payable on dividends paid or credited to a holder of common shares outside of Canada. Under the Canada-U.S. Income Tax Convention (1980), as amended (the “Canada — U.S. Income Tax Treaty”) the withholding tax rate is generally reduced to 15.0% for a holder entitled to the benefits of the Canada — U.S. Income Tax Treaty (or 5.0% if the holder is a corporation that owns at least 10.0% of the common shares).

Capital Gains and Losses

Subject to the provisions of any relevant tax treaty, capital gains realized by a holder on the disposition or deemed disposition of common shares held as capital property will not be subject to Canadian tax unless the common shares are taxable Canadian property (as defined in the Income Tax Act (Canada)), in which case the capital gains will be subject to Canadian tax at rates which will approximate those payable by a Canadian resident. Common shares will not be taxable Canadian property to a holder provided that, at the time of the disposition or deemed disposition, the common shares are listed on a designated stock exchange (which currently includes the TSX) unless such holder, persons with whom such holder did not deal at arm’s length or such holder together with all such persons, owned 25.0% or more of the issued shares of any class or series of shares of the Company at any time within the 60 month period immediately preceding such time. Under the Canada-U.S. Income Tax Treaty, a holder entitled to the benefits of the Canada — U.S. Income Tax Treaty and to whom the common shares are taxable Canadian property will not be subject to Canadian tax on the disposition or deemed disposition of the common shares unless at the time of disposition or deemed disposition, the value of the common shares is derived principally from real property situated in Canada.

IMAX CORPORATION

Item 6.	Selected Financial Data

The selected financial data set forth below is derived from the consolidated financial information of the Company. The financial information has been prepared in accordance with U.S. GAAP. All financial information referred to herein is expressed in U.S. dollars unless otherwise noted.

	Years Ended December 31,
(In thousands of U.S. dollars, except per share amounts)	2007	2006(1)	2005(1)	2004(1)	2003(1)

Statements of Operations Data:
Revenue
Equipment and product sales	$32,500	$49,322	$50,547	$43,869	$43,121
Services	69,149	67,222	56,375	57,610	51,892
Rentals	7,107	5,622	7,631	6,581	7,657
Finance income	4,649	5,242	4,605	4,028	4,543
Other revenues(2)	2,427	300	14,318	18,393	9,492

	115,832	127,708	133,476	130,481	116,705

Costs of goods and services
Equipment and product sales(3)	21,546	26,008	25,216	19,354	22,443
Services(3)	50,090	47,183	42,123	43,663	38,324
Rentals	2,987	1,859	2,507	3,230	3,593
Other costs of goods sold	50	—	142	469	468

	74,673	75,050	69,988	66,716	64,828

Gross margin	41,159	52,658	63,488	63,765	51,877
Selling, general and administrative expenses	44,705	42,527	37,470	36,402	33,568
Research and development	5,789	3,615	3,224	4,034	3,794
Amortization of intangibles	547	602	911	719	573
Income from equity-accounted investees(4)	—	—	—	—	(2,496)
Receivable provisions net of (recoveries)	1,795	1,066	(1,009)	(1,488)	(2,170)
Restructuring costs and asset impairments(5)	562	1,029	13	848	172

(Loss) earnings from operations	(12,239)	3,819	22,879	23,250	18,436
Interest income	862	1,036	1,004	756	555
Interest expense	(17,093)	(16,759)	(16,875)	(17,071)	(15,800)
Loss on retirement of notes(6)	—	—	—	(784)	(4,910)
Recovery of long-term investments(7)	—	—	—	293	1,893

(Loss) earnings from continuing operations before income taxes	(28,470)	(11,904)	7,008	6,444	174
(Provision for) recovery of income taxes(8)	(472)	(6,218)	(1,130)	69	224

Net (loss) earnings from continuing operations	(28,942)	(18,122)	5,878	6,513	398
Net earnings (loss) from discontinued operations	2,002	1,273	1,876	975	(589)

Net (loss) earnings before cumulative effect of changes in accounting principles	(26,940)	(16,849)	7,754	7,488	(191)
Cumulative effect of changes in accounting principles, net of income tax benefit of $nil(9)	—	—	—	—	(182)

Net (loss) earnings	$(26,940)	$(16,849)	$7,754	$7,488	$(373)

(Loss) earnings per share:
(Loss) earnings per share — basic:
Net (loss) earnings from continuing operations	$(0.72)	$(0.45)	$0.15	$0.17	$0.01
Net earnings from discontinued operations	$0.05	$0.03	$0.05	$0.02	$(0.02)

Net (loss) earnings	$(0.67)	$(0.42)	$0.20	$0.19	$(0.01)

(Loss) earnings per share — diluted:
Net (loss) earnings from continuing operations	$(0.72)	$(0.45)	$0.14	$0.16	$0.01
Net earnings from discontinued operations	$0.05	$0.03	$0.05	$0.02	$(0.02)

Net (loss) earnings	$(0.67)	$(0.42)	$0.19	$0.18	$(0.01)

IMAX CORPORATION

(1)	In 2007, the Company entered into a lease termination agreement, which extinguished all of its obligations to its landlord with respect to the Company’s owned and operated Providence IMAX theater. Upon termination of the lease, the Company sold inventories and the theater projection system of the Providence IMAX theater to a third party theater exhibitor. The Company has reclassified the Providence owned and operated theater operations from continuing operations to discontinued operations as it does not anticipate having significant future cash flows from the theater or any involvement in the day to day operations of the theater. As a result, the respective prior period’s figures have been reclassified to conform to the current year’s presentation.

(2)	The Company enters into theater system arrangements with customers that typically contain customer payment obligations prior to the scheduled installation of the theater systems. During the period of time between signing and theater system installation, certain customers each year are unable to, or elect not to, proceed with the theater system installation for a number of reasons, including business considerations, or the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the customer and/or the Company may terminate the arrangement by default or by entering into a consensual buyout. In these situations the parties are released from their future obligations under the arrangement, and the initial payments that the customer previously made to the Company and recognized as revenue are typically not refunded. In addition, since the introduction of its IMAX MPX system configuration in 2003, the Company has agreed with several customers to terminate their obligations for another theater system configuration, which were in the Company’s backlog, and agreed to acquire or lease an IMAX MPX system configuration. Included in Other Revenues for the periods 2003 through 2007 are the following types of settlement arrangements:

	2007	2006	2005	2004	2003

MPX upgrades	$—	$300	$635	$5,223	$1,411
Consensual buyouts	2,427	—	11,696	12,350	7,569
Terminations by default	—	—	1,987	820	512

	$2,427	$300	$14,318	$18,393	$9,492

(3)	In 2007, the Company recorded a charge of $4.0 million in cost of goods, services and rentals, for its film-based projector inventories due to an anticipated reduction in the net realizable value resulting from the Company’s progress in developing a digital projection system. For the first three quarters of 2007, the Company’s focus was on the development of a production-ready digital projector that would meet its high standards for image quality, which would ultimately replace its film-based system. In the fourth quarter of 2007 the Company made significant progress in its development of the digital projector which led to the Company accelerating the launch of its digital projection system from early 2009 to mid 2008. Also in the fourth quarter of 2007, the Company sold 104 digital projection systems and 3 film-based projection systems which demonstrated customer acceptance and preference for the Company’s new digital projection system. This included a joint revenue sharing arrangement with AMC for 100 IMAX digital systems beginning in 2008. As a result of these developments, in the fourth quarter of 2007, the Company analyzed its film-based projector inventories and recorded asset impairment charges to reflect the anticipated obsolescence of parts and systems due to the digital rollout in 2008. Inventories write-downs amounted to $1.3 million in 2006 and $nil million in each of 2005, 2004 and 2003, respectively.

(4)	In 2003, income from equity-accounted investees included a gain of $2.3 million from the release of a financial guarantee of a term loan which had been recorded previously by the Company as a liability.

(5)	In 2007, the Company recorded asset impairment charges of $0.6 million related to the impairment, assets of certain theater operations and a revision in the estimates related to the residual values of certain leased assets. Asset impairment charges amounted to $1.0 million, less than $0.1 million, $0.8 million and $0.2 million in 2006, 2005, 2004 and 2003, respectively, after the Company assessed the carrying value of certain assets.

(6)	During 2001, the Company and a wholly-owned subsidiary of the Company began purchasing and canceling a significant amount of the Company’s convertible subordinated notes due April 1, 2003 (the “Subordinated

IMAX CORPORATION

Notes”). During 2003, the Company recorded a loss of $4.9 million related to costs associated with the repurchase, retirement and refinancing of $170.8 million of the Company’s 7.875% Senior Notes due 2005 (the “Old Senior Notes”). During 2003, the Company also repaid the remaining outstanding Subordinated Notes balance of $9.1 million. During 2004, the Company recorded a loss of $0.8 million related to costs associated with the redemption of $29.2 million of the Old Senior Notes. This transaction had the effect of fully extinguishing the Old Senior Notes.

(7)	Included in 2004 is a gain of $0.4 million from the sale of the Company’s equity investment in Mainframe Entertainment, Inc. (“MFE”). During 2003, the Company entered into a settlement agreement with MFE, whereby the parties settled all of MFE’s indebtedness and obligations to the Company arising under the Company’s 6.0% Senior Secured Convertible Debenture due from MFE. The Company had recorded a gain of $1.9 million related to the final settlement. During 2004, the Company also recorded a charge of $0.1 million related to the write-down of an investment.

(8)	In 2006, the Company recorded an increase to the deferred tax valuation allowance of $6.2 million based on the Company’s recoverability assessments of deferred tax balances carried forward from the prior year. At December 31, 2006, the Company had determined that based on the weight of available evidence, positive and negative, a full valuation allowance for the net deferred tax assets was required.

(9)	In 2003, the Company recorded a charge as a cumulative effect of change in accounting principle of $0.2 million in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

BALANCE SHEETS DATA

	As at December 31,
(In thousands of U.S. dollars)	2007	2006	2005	2004	2003

Cash, cash equivalents, restricted cash and short-term investments	$16,901	$27,238	$32,495	$28,964	$52,243
Total assets(1)	$207,982	$227,291	$239,448	$232,106	$253,610
Total long-term indebtedness	$160,000	$160,000	$160,000	$160,000	$189,234
Total shareholders’ deficiency	$(85,370)	$(58,232)	$(46,054)	$(56,543)	$(63,187)

(1)	Includes the assets of discontinued operations.

QUARTERLY STATEMENTS OF OPERATIONS SUPPLEMENTARY DATA (UNAUDITED)

	2007
(In thousands of U.S. dollars, except per share amounts)	Q1(1)	Q2(1)	Q3(1)	Q4

Revenues	$26,847	$27,114	$29,568	$32,303
Cost of goods, services and rentals	15,306	14,803	19,717	24,847

Gross margin	$11,541	$12,311	$9,851	$7,456

Net earnings (loss) from continuing operations	$(4,607)	$(4,475)	$(7,345)	$(12,515)
Net earnings (loss) from discontinued operations	(133)	(58)	(177)	2,370

Net earnings (loss)	$(4,740)	$(4,533)	$(7,522)	$(10,145)

Net earnings (loss) per share — basic	$(0.12)	$(0.11)	$(0.19)	$(0.25)
Net earnings (loss) per share — diluted	$(0.12)	$(0.11)	$(0.19)	$(0.25)

IMAX CORPORATION

	2006(1)
	Q1(1)	Q2(1)	Q3(1)	Q4(1)

Revenues	$22,913	$37,706	$30,622	$36,467
Cost of goods, services and rentals	14,899	22,040	18,293	19,818

Gross margin	$8,014	$15,666	$12,329	$16,649

Net earnings (loss) from continuing operations	$(5,980)	$1,628	$(4,622)	$(9,148)
Net earnings (loss) from discontinued operations	2,276	30	(972)	(61)

Net earnings (loss)	$(3,704)	$1,658	$(5,594)	$(9,209)

Net earnings (loss) per share — basic	$(0.09)	$0.04	$(0.14)	$(0.23)
Net earnings (loss) per share — diluted	$(0.09)	$0.04	$(0.14)	$(0.23)

(1)	The Company reclassified the Providence owned and operated theater operations from continuing operations to discontinued operations as it does not anticipate having significant future cash flows from the theater or any involvement in the day to day operations of the theater. As a result, the respective prior period’s figures have been reclassified to conform to the current year’s presentation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The principal business of IMAX Corporation together with its wholly-owned subsidiaries (the “Company”) is the design, manufacture, sale and lease of theater systems based on proprietary and patented technology for large-format, 15-perforation film frame, 70mm format (“15/70-format”) theaters, as well as large format digitally-based theaters including commercial theaters, museums and science centers, and destination entertainment sites. At December 31, 2007, there were 299 IMAX theaters operating in 39 countries.

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

Important factors that the Company’s Co-Chief Executive Officers (“Co-CEOs”) use in assessing the Company’s business and prospects include the signing of new theater systems arrangements, revenue, gross margins from the Company’s operating segments, earnings from operations as adjusted for unusual items that the Company views as non-recurring and the success of strategic initiatives such as the securing of new film projects, particularly IMAX DMR films, the signing and financial performance of joint revenue sharing arrangements and the progress of the Company’s development of a production-ready, proprietary digital projector and related technologies.

Theater Systems

The Company provides its theater systems to customers on a sales or long-term lease basis, typically with initial terms of 10 to 20 years. These agreements typically provide for three major sources of cash flows: initial fees, ongoing fees (which include a fixed minimum amount per annum and contingent fees in excess of the minimum payments) and maintenance and extended warranty fees. The initial fees vary depending on the system configuration and location of the theater and generally are paid to the Company in installments commencing upon the signing of the agreement. Finance income is derived over the term of the sales or sales-type lease arrangement as the unearned income on financed sales or sales-type leases is earned. Ongoing fees are paid monthly over the term of the contract, commencing after the theater system has been installed and are generally equal to the greater of a fixed minimum amount per annum and a percentage of box-office receipts. An annual maintenance and extended

IMAX CORPORATION

warranty fee is generally payable commencing in the second year of theater operations. Both ongoing fees and maintenance and extended warranty fees are typically indexed to the local consumer price index.

Revenue on theater system leases and sales are recognized at a different time than when cash is collected. See “Critical Accounting Policies” below for further discussion on the Company’s revenue recognition policies.

As at December 31, 2007, there were 40 opened 2D flat screen system configurations, 69 opened 2D dome screen system configurations, 84 opened 3D GT system configurations, 51 opened 3D SR system configurations, 49 opened IMAX MPX system configurations, and 6 3D Dome screen system configurations in the world. As at December 31, 2006, there were 41 opened 2D flat screen system configurations, 69 opened 2D dome screen system configurations, 85 opened 3D GT system configurations, 51 opened 3D SR system configurations, 32 opened IMAX MPX system configurations, and six 3D Dome screen system configurations in the world.

Approximately 36% of opened IMAX system configurations are located outside of North America and approximately 33% of IMAX theater systems arrangements in backlog are scheduled to be installed outside of North America. In 2007, the Company made major strides in increasing its domestic presence as it signed agreements for 122 theaters, including a joint revenue sharing arrangement with American Multi-Cinema, Inc. (“AMC”) for the installation of 100 digital theater systems to be located in 33 major U.S. markets. The Company expects to begin installing IMAX theaters in the AMC network in late 2008, with approximately 26 theaters to be installed in the AMC network in 2008. The North American commercial exhibitor market represents an important customer base for the Company in terms of both collections under existing long-term lease and sales arrangements and potential future theater system contracts. Along with numerous international and regional operators, the Company has targeted these North American operators for the sale and lease of its IMAX digital projection system. While the Company is pleased with its recent progress in the North American commercial exhibitor market, there is no assurance that they will continue or that other commercial exhibitors will not encounter future financial difficulties. To minimize the Company’s credit risk in this area, the Company retains title to the underlying theater systems leased, performs initial and ongoing credit evaluations of its customers and makes ongoing provisions for its estimates of potentially uncollectible amounts.

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

Recently the Company entered into a number of joint revenue sharing arrangements, where the Company receives a portion of a theater’s box-office and concession revenue in exchange for placing a theater system at theater operators’ venues. Under these arrangements, the Company receives no up-front fee, and the Company retains title to the theater system. The Company believes that its joint revenue sharing arrangements represent an effective way for it to deploy capital, add incremental theater growth and realize the benefits of network economics more quickly. The Company believes that, by its contributing the theater system, with the exhibitor responsible for the theater retrofit costs, it significantly lowers the capital cost for exhibitors to deploy an IMAX theater, which, in turn, expands the IMAX network more rapidly and provides the Company with an increasingly significant portion of the IMAX box-office from its licensed theaters, as well as a continuing portion of the IMAX DMR film revenue from the film studio. Unlike the Company’s typical theater system arrangements where a significant portion of the cash is received and revenue is recognized upon installation of the system and/or public opening of the theater, revenues under joint revenue sharing arrangements will be dependent on the success of films released to IMAX theaters.

IMAX CORPORATION

In 2007, the Company signed agreements for 144 theater systems (2006 — 34, 2005 — 45), including joint revenue sharing arrangements for 110 systems, two of which were conditional, where conditions have since lapsed.

The Company is in the process of developing a production-ready, proprietary digitally-based IMAX projector which would operate without the need for analog film prints. The Company anticipates that its digital projector, which will be targeted to a large portion of its commercial multiplex operators as a replacement for the IMAX MPX projector, will be available for production and sale by mid 2008. The Company believes its digital product will provide a differentiated experience to moviegoers that is consistent with what they have come to expect from the IMAX brand. In July 2007, the Company installed a prototype of its digital system in a multiplex auditorium outside of Toronto, which was well received by consumers in independent tests. The Company believes that transitioning from a film-based platform to a digital platform for a large portion of its customer base is compelling for a number of reasons. The savings to the studios as a result of eliminating film prints are considerable, as the typical cost of an IMAX film print ranges from $22.5 thousand per 2D print to $45 thousand per 3D print. Removing those costs will significantly increase the profit of an IMAX release for a studio which, the Company believes, provides more incentive for studios to release their films to IMAX theaters. The Company similarly believes that economics change favorably for its exhibition clients as a result of a digital transition, since lower print costs and the increased programming flexibility that digital delivery provides should allow theaters to program three to four additional IMAX DMR films per year, thereby increasing both customer choice and total box-office revenue. Finally, digital transmission eventually allows for the opportunity to show attractive alternate programming, such as live sporting events and concerts, in the immersive environment of an IMAX theater. To date, the Company has signed contracts for the installation of 155 digital systems in the future.

Sales Backlog

The sales backlog will vary from quarter to quarter depending on the signing of new theater system arrangements, which adds to backlog, and the installation and acceptance of theater systems and the settlement of contracts, both of which reduce backlog. Sales backlog typically represents the fixed contracted revenue under signed theater system sale and lease agreements that the Company believes will be recognized as revenue as the associated theater systems are installed and accepted. Sales backlog includes initial fees along with the present value of contractual ongoing fees due over the lease term, but excludes amounts allocated to maintenance and extended warranty revenues as well as fees in excess of contractual ongoing fees that might be received in the future. Operating leases and joint revenue sharing arrangements are assigned no value in the sales backlog. The value of sales backlog does not include revenue from theaters in which the Company has an equity interest, letters of intent or long-term conditional theater commitments. During the year ended December 31, 2007, the Company signed contracts for 144 theater systems including 34 IMAX theater systems under sales and sales-type lease arrangements valued at $44.1 million (30 contracts valued at $38.1 million are included in backlog as at December 31, 2007 relating to 2007 signings) and 110 theaters under joint revenue sharing arrangements. At December 31, 2007, the sales backlog included 186 theater systems consisting of arrangements for 82 sales and sales-type lease systems, valued at $119.0 million and 104 theater systems under joint revenue sharing arrangements for which there is no assigned backlog value. The Company believes that the contractual obligations for theater system installations that are listed in sales backlog are valid and binding commitments.

The Company’s backlog of sales and sale-type lease arrangements can be segregated by both territory of future installation and by customer type. The percentage of backlog relevant to each territory (based on installed dollar value of anticipated theater system revenue as at December 31, 2007) is as follows: Asia — 42%, North America — 23%, Europe — 14%, Central and South America — 12%, Middle East — 7% and Africa — 2%. In addition, 96% of backlog represents future installations to commercial theater customers and 4% to institutional customers.

All of the backlog for the 104 theater systems under joint revenue sharing arrangements are for commercial theaters in North America.

The Company estimates that approximately 41 theaters (13 sales and sales-type leases and 28 joint revenue sharing arrangements) of the 186 theater systems arrangements currently in backlog will be recognized in 2008,

IMAX CORPORATION

with the remainder being recognized in subsequent periods. In 2007, the Company signed agreements for 34 theater system configurations under sales and sales-type lease arrangements and 110 under joint revenue sharing arrangements. Out of the 144 theater systems configurations, two were conditional where conditions have since lapsed. The configuration of the Company’s backlog as at December 31, 2007 by product type has been disclosed on page 7.

In addition, on March 10, 2008, the Company announced an agreement for 35 digital theater systems (under its traditional sales/sales-type lease structure) to be installed in Central and South America and the Caribbean, which is not included in the sales backlog as at December 31, 2007.

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

Film Production and Digital Re-Mastering (IMAX DMR)

Films produced by the Company are typically financed through third parties, whereby the Company will generally receive a film production fee in exchange for producing the film and will be a distributor of the film. The ownership rights to such films may be held by the film sponsors, the film investors and/or the Company. In the past, the Company often internally financed film production, but has moved to a model utilizing third-party funding for the large-format films it produces and distributes. In 2007, the Company did not release any Company produced films (2006 — 1 film, Deep Sea: 3D).

The Company has developed a proprietary technology to digitally re-master 35mm live-action films into 15/70-format film at a modest cost, for exhibition in IMAX theaters. This system, known as IMAX DMR, digitally enhances the image resolution quality of 35mm motion picture films for projection on IMAX screens while maintaining the visual clarity and sound quality for which The IMAX Experience is known. This technology has opened the IMAX theater network up to releases of Hollywood films, particularly new films which are released to IMAX theaters simultaneously with the domestic release to conventional 35mm theaters. The Company believes that the development of this new technology is key to helping it execute its strategy of growing its commercial theater network by its establishment of a distribution platform for Hollywood films. In 2007, the Company released five films converted through the IMAX DMR process contemporaneously with the releases of the films to conventional 35mm theaters and one IMAX DMR film released subsequent to the 35mm theatrical release (seven films were released in 2006 that were converted through the IMAX DMR process). The Company is developing a new production-ready proprietary digital projector system which it believes will result in even more Hollywood features being released to the IMAX network.

While the Company is optimistic about the success of, and consumer reaction to its IMAX DMR technology to date, there is no guarantee that it will continue to be commercially successful, or continue to receive widespread acceptance by film studios and audiences.

Film Distribution

The Company is a significant distributor of 15/70-format films. The Company generally distributes films which it has produced including those digitally re-mastered using IMAX DMR technology, or for which it has acquired distribution rights from independent producers. As a distributor, the Company generally receives a percentage of the theater box-office receipts.

IMAX CORPORATION

Theater Operations

The Company has six owned and operated theaters. In addition, the Company has entered into commercial arrangements with two theaters resulting in the sharing of profits and losses. The Company also provides management services to two theaters.

International Operations

A significant portion of the Company’s sales are made to customers located outside the United States and Canada. During 2007, 2006 and 2005, approximately 35%, 36% and 42% respectively, of the Company’s revenue was derived outside the United States and Canada. The Company expects that international operations will continue to account for a substantial portion of the Company’s revenue in the future. In order to minimize exposure to exchange rate risk, the Company prices theater systems (the largest component of revenue) in U.S. dollars except in Canada, Japan and parts of Europe where they may be priced in local currency. Annual ongoing fees and maintenance and extended warranty fees follow a similar currency policy.

Material Weaknesses

Over the course of the year-end audit, the Company and its independent auditors identified a number of material weaknesses in our internal control over financial reporting. In addition, management assessed the effectiveness of our internal control over financial reporting as at December 31, 2007 and concluded that our internal control over financial reporting was not effective.

The material weaknesses in our internal control over financial reporting as at December 31, 2007 are:

•	the Company did not maintain adequate controls, including period-end controls, over the analysis and review of revenue recognition for sales and lease transactions in accordance with United States Generally Accepted Principles (“U.S. GAAP”);

•	the Company did not maintain effective controls, including period-end controls, over accounting for film transactions in accordance with U.S. GAAP;

•	the Company did not maintain effective controls, including period-end controls, over accounting for inventories in accordance with U.S. GAAP;

•	the Company did not maintain adequate controls, including period-end controls, over the complete and accurate recording of postretirement benefits other than pensions in accordance with U.S. GAAP;

•	the Company did not maintain adequate controls, including period-end controls, over the complete and accurate recording of transactions related to real estate lease arrangements for owned and operated theaters and corporate offices in accordance with U.S. GAAP;

•	the Company did not maintain effective controls, including period-end controls, over the intraperiod allocation of the provision for income taxes in accordance with U.S. GAAP;

•	the Company did not maintain adequate controls over the lines of communication between operational departments and the Finance Department related to revenue recognition for sales and lease transactions; and

•	the Company did not maintain adequate controls over the timely communication between departments of information relating to developing issues that may impact the Company’s financial reporting.

After considering these weaknesses, the Company’s Co-CEOs and Chief Financial Officer (“CFO”) have also concluded that the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports the Company submits is recorded, processed, summarized and reported appropriately.

The Company has implemented, and continues to implement, remedial measures and compensating procedures to address these material weaknesses. These material weaknesses if left unaddressed, could result in

IMAX CORPORATION

accounting errors, which could adversely impact the accuracy and timing of future reports and filings the Company makes with the Securities and Exchange Commission (the “SEC”) and Ontario Securities Commission (the “OSC”). In addition, the Company expects that implementation of remedial measures and full remediation of its material weaknesses, internal control over financial reporting and its disclosure controls and procedures will take some time. The Company expects that its management will continue to devote significant time to the remedial measures necessary to improve its process and procedures, which could be time consuming and may disrupt the Company’s business.

On April 5, 2007, the Company announced its appointment of Joseph Sparacio in the position of Executive Vice President of Finance. Mr. Sparacio assumed the duties of CFO after the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

CRITICAL ACCOUNTING POLICIES

The Company prepares its consolidated financial statements in accordance with U.S. GAAP.

The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates its estimates, including those related to fair values associated with the individual elements in multiple element arrangements; residual values of leased theater systems; economic lives of leased assets; allowances for potential uncollectibility of accounts receivable, financing receivables and net investment in leases; provisions for inventory obsolescence; ultimate revenues for film assets; estimates of fair values for film assets, long-lived assets and goodwill; depreciable lives of property, plant and equipment; useful lives of intangible assets; pension plan and post retirement assumptions; accruals for contingencies including tax contingencies; valuation allowances for deferred income tax assets; and, estimates of the fair value and expected exercise dates of stock-based payment awards. Management bases its estimates on historic experience, future expectations and other assumptions that are believed to be reasonable at the date of the consolidated financial statements. Actual results may differ from these estimates due to uncertainty involved in measuring, at a specific point in time, events which are continuous in nature, and the differences may be material. The Company’s significant accounting policies are discussed in note 2 to the accompanying consolidated financial statements in Item 8.

The Company considers the following critical accounting policies to have the most significant effect on its estimates, assumptions and judgments:

Revenue Recognition

The Company generates revenue from various sources as follows:

•	Design, manufacture, sale and lease of proprietary theater systems for IMAX theaters principally owned and operated by commercial and institutional customers located in 39 countries as at December 31, 2007;

•	Placement of theater systems at venues in return for a portion of the theater’s box-office and concession revenue;

•	Production, digital re-mastering, post-production and/or distribution of certain films shown throughout the IMAX theater network;

•	Operation of certain IMAX theaters primarily in the United States and Canada;

•	Provision of other services to the IMAX theater network, including ongoing maintenance and extended warranty services for IMAX theater systems; and

•	Other activities, which includes short-term rental of cameras and aftermarket sales of projector system components.

IMAX CORPORATION

Multiple Element Arrangements

The Company’s revenue arrangements with certain customers may involve multiple elements consisting of a theater system (projector, sound system, screen system and, if applicable, 3D glasses cleaning machine); services associated with the theater system including theater design support, supervision of installation, and projectionist training; a license to use the IMAX brand; 3D glasses; maintenance and extended warranty services; and licensing of films. The Company evaluates all elements in an arrangement to determine what are considered typical deliverables for accounting purposes and which of the deliverables represent separate units of accounting based on the applicable accounting guidance in Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (“SFAS 13”); Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts” (“FTB 90-1”); Statement of Position 00-2, “Accounting by Producers or Distributors of Films” (“SOP 00-2”); and Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). If separate units of accounting are either required under the relevant accounting standards or determined to be applicable under EITF 00-21, the total consideration received or receivable in the arrangement is allocated based on the applicable guidance in the above noted standards.

Theater Systems

The Company has identified the projection system, sound system, screen system and, if applicable, 3D glasses cleaning machine, theater design support, supervision of installation, projectionist training and the use of the IMAX brand to be a single deliverable and a single unit of accounting (the “System Deliverable”). When an arrangement does not include all the elements of a System Deliverable, the elements of the System Deliverable included in the arrangement are considered by the Company to be a single deliverable and a single unit of accounting. The Company is not responsible for the physical installation of the equipment in the customer’s facility; however, the Company supervises the installation by the customer. The customer has the right to use the IMAX brand from the date the Company and the customer enter into an arrangement.

The Company’s System Deliverable arrangements involve either a lease or a sale of the theater system. The consideration in the Company’s arrangements consist of upfront or initial payments made before and after the final installation of the theater system equipment and ongoing payments throughout the term of the lease or over a period of time, as specified in the arrangement. The ongoing payments are the greater of an annual fixed minimum amount or a certain percentage of the theater box-office. Amounts received in excess of the annual fixed minimum amounts are considered contingent payments. The Company’s arrangements are non-cancellable, unless the Company fails to perform its obligations. In the absence of a material default by the Company, there is no right to any remedy for the customer under the Company’s arrangements. If a material default by the Company exists, the customer has the right to terminate the arrangement and seek a refund only if the customer provides notice to the Company of a material default and only if the Company does not cure the default within a specified period.

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

IMAX CORPORATION

Contingent payments in excess of the fixed minimum ongoing payments are recognized when reported by theater operators, provided collection is reasonably assured.

The Company has also agreed, on occasion, to sell equipment under lease or at the end of a lease term. Consideration agreed to for these lease buyouts is included in revenues from equipment and product sales, when persuasive evidence of an arrangement exists, the fees are fixed or determinable and collectibility is reasonably assured.

In certain sales arrangements for MPX theater systems, the Company provides customers with an option to acquire, for a specified period of time, digital upgrades (each upgrade consisting of a projector, certain sound system components and screen enhancements) at a fixed or variable discount towards a future price of such digital upgrades. The Company also provides customers, in certain cases, with sales arrangements for multiple systems consisting of a combination of MPX theater systems and complete digital theater systems for a specified price. At the current period-end, the Company has not yet established the future price for such digital upgrades or theater systems. Accordingly, the Company defers all consideration received and receivable under such arrangements, except for the amount allocated to maintenance and extended warranty services being provided to the customers for the installed system, until the maximum amount of the discount, if any, and the fair value of digital upgrades or theater systems are determinable or the option expires, if applicable. When the maximum amount of the discount, if any, and the fair value of the digital upgrades or theater systems are determinable, the Company allocates the actual or implied discount between the delivered MPX theater system and the option to acquire the digital upgrade or the digital theater system ordered on a relative fair value basis and recognizes the discounted amount as revenue for the delivered MPX system, provided all of the other conditions for recognition of a theater system are met. The remaining consideration allocated to the digital upgrade or theater system is deferred until all of the conditions required for the recognition of revenue for the sale of a theater system have been met or the option expires, if applicable. Costs related to the installed MPX system for which revenue has not been recognized are included in inventories until the conditions for revenue recognition are met.

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

For sales-type leases, the revenue allocated to the System Deliverable is recognized when the lease term commences, which the Company deems to be when all of the following conditions have been met; (i) the projector, sound system and screen system have been installed and are in full working condition, (ii) the 3D glasses cleaning machine, if applicable, has been delivered, (iii) projectionist training has been completed and (iv) the earlier of (a) receipt of the written customer acceptance certifying the completion of installation and run-in testing of the equipment and the completion of projectionist training or (b) public opening of the theater, provided collectibility is reasonably assured.

The initial revenue recognized for sales-type leases consists of the initial payments received and the present value of future initial payments and fixed minimum ongoing payments computed at the interest rate implicit in the lease. Contingent payments in excess of the fixed minimum payments are recognized when reported by theater operators, provided collection is reasonably assured.

IMAX CORPORATION

For operating leases, initial payments and fixed minimum ongoing payments are recognized as revenue on a straight-line basis over the lease term. For operating leases, the lease term is considered to commence when all of the following conditions have been met (i) the projector, sound system and screen system have been installed and are in full working condition, (ii) the 3D glasses cleaning machine, if applicable, has been delivered, (iii) projectionist training has been completed and (iv) the earlier of (a) receipt of the written customer acceptance certifying the completion of installation and run-in testing of the equipment and the completion of projectionist training or (b) public opening of the theater. Contingent payments in excess of fixed minimum ongoing payments are recognized as revenue when reported by theater operators, provided that collection is reasonably assured.

Joint Revenue Sharing Arrangements

For joint revenue sharing arrangements, where the Company receives a portion of a theater’s box-office and concession revenue in exchange for placing a theater system at the theater operator’s venue, revenue is recognized when reported by the theater operator, provided that collection is reasonably assured. Revenue recognized related to these arrangements for the years ended 2007, 2006 and 2005 included in rental revenue was $2.3 million, $1.1 million and $0.7 million, respectively. On December 7, 2007, the Company and AMC announced they had signed a joint revenue sharing arrangement to install 100 digital projection systems, the largest theater deal in the Company’s history.

Finance Income

Finance income is recognized over the term of the lease or financed sales receivable, provided that collection is reasonably assured. Finance income recognition ceases when the Company determines that the associated receivable is not recoverable.

Terminations, Consensual Buyouts and Concessions

The Company enters into theater system arrangements with customers that contain customer payment obligations prior to the scheduled installation of the theater system. During the period of time between signing and the installation of the theater system, which may extend several years, certain customers may be unable to, or elect not to, proceed with the theater system installation for a number of reasons including business considerations, or the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the arrangement may be terminated under the default provisions of the arrangement or by mutual agreement between the Company and the customer (a “consensual buyout”). Terminations by default are situations when a customer does not meet the payment obligations under an arrangement and the Company retains the amounts paid by the customer. Under a consensual buyout, the Company and the customer agree, in writing, to a settlement and to release each other of any further obligations under the arrangement or an arbitrated settlement is reached. Any initial payments retained or additional payments received by the Company are recognized as revenue when the settlement arrangements are executed and the cash is received, respectively. These termination and consensual buyout amounts are recognized in Other revenues.

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

IMAX CORPORATION

The Company may offer certain incentives to customers to complete theater system transactions including payment concessions or free services and products such as film licenses or 3D glasses. Reductions in, and deferral of, payments are taken into account in determining the sales price either by a direct reduction in the sales price or a reduction of payments to be discounted in accordance with SFAS 13 or Accounting Principle Board Opinion No. 21, “Interest on Receivables and Payables” (“APB 21”). Free products and services are accounted for as separate units of accounting.

Maintenance and Extended Warranty Services

Maintenance and extended warranty services may be provided under a multiple element arrangement or as a separately priced contract. Revenues related to these services are deferred and recognized on a straight-line basis over the contract period and are recognized in Services revenues. Maintenance and extended warranty services includes maintenance of the customer’s equipment and replacement parts. Under certain maintenance arrangements, maintenance services may include additional training services to the customer’s technicians. All costs associated with this maintenance and extended warranty program are expensed as incurred. A loss on maintenance and extended warranty services is recognized if the expected cost of providing the services under the contracts exceeds the related deferred revenue.

Film Production and IMAX DMR Services

In certain film arrangements, the Company produces a film financed by third parties, whereby the third party retains the copyright and the Company obtains exclusive distribution rights. Under these arrangements, the Company is entitled to receive a fixed fee or to retain as a fee the excess of funding over cost of production (the “production fee”). The third parties receive a portion of the revenues received by the Company on distributing the film, which is charged to Costs of revenue. The production fees are deferred and recognized as a rebate of the cost of the film-based on the ratio of the Company’s distribution revenues recognized in the current period to the ultimate distribution revenues expected from the film.

Revenue from film production services where the Company does not hold the associated distribution rights are recognized in Services revenue when performance of the contractual service is complete, provided there is persuasive evidence of an agreement, the fee is fixed or determinable and collection is reasonably assured.

Revenues from digitally re-mastering (IMAX DMR) films where third parties own or hold the copyrights and the rights to distribute the film are derived in the form of processing fees and recoupments calculated as a percentage of box-office receipts generated from the re-mastered films. Processing fees are recognized as Services revenue when the performance of the related re-mastering service is completed, provided there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection is reasonably assured. Recoupments calculated as a percentage of box-office receipts are recognized as Services revenues when reported by the third party that owns or holds the related film right, provided that collection is reasonably assured.

Losses on film production and IMAX DMR services are recognized as Costs of services in the period when it is determined that the Company’s estimate of total revenues to be realized by the Company will not exceed estimated total production costs to be expended on the film production and the cost of IMAX DMR services.

Film Distribution

Revenue from the licensing of films is recognized in Services revenues when persuasive evidence of a licensing arrangement exists, the film has been completed and delivered, the license period has begun, the fee is fixed or determinable and collection is reasonably assured. When license fees are based on a percentage of box-office receipts, revenue is recognized when reported by exhibitors, provided that collection is reasonably assured.

IMAX CORPORATION

Film Post-Production Services

Revenues from post-production film services are recognized in Services revenue when performance of the contracted services is complete provided there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection is reasonably assured.

Theater Operations Revenue

The Company recognizes revenue in Services revenue from its owned and operated theaters resulting from box-office ticket and concession sales as tickets are sold, films are shown and upon the sale of various concessions. The sales are cash or credit card transactions with theatergoers based on fixed prices per seat or per concession item.

In addition, the Company enters into commercial arrangements with third party theater owners resulting in the sharing of profits and losses which are recognized in Services revenue when reported by such theaters. The Company also provides management services to certain theaters and recognizes revenue over the term of such services.

Other

Revenues on camera rentals are recognized in Rental revenue over the rental period.

Revenue from the sale of 3D glasses is recognized in Equipment and product sales revenue when the 3D glasses have been delivered to the customer.

Other service revenues are recognized in Services revenues when the performance of contracted services is complete.

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

When the net investment in lease or the financing receivable is impaired, the Company will recognize a provision for the difference between the carrying value in the investment and the present value of expected future cash flows discounted using the effective interest rate for the net investment in the lease or the financing receivable. If the Company expects to recover the theater system, the provision is equal to the excess of the carrying value of the investment over the fair value of the equipment.

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

IMAX CORPORATION

received are applied against outstanding gross minimum lease amounts receivable or gross receivables from financed sales.

Inventories

Inventories are carried at the lower of cost, determined on an average cost basis, and net realizable value except for raw materials, which are carried out at the lower of cost and replacement cost. Finished goods and work-in-process include the cost of raw materials, direct labor, theater design costs, and an applicable share of manufacturing overhead costs.

The costs related to theater systems under sales and sales-type lease arrangement are relieved from inventory to costs of goods sold, equipment and product sales when revenue recognition criteria are met. The costs related to theater systems under operating lease arrangements are relieved from inventory to property, plant and equipment when revenue recognition criteria are met.

The Company records provisions for excess and obsolete inventory based upon current estimates of future events and conditions, including the anticipated installation dates for the current backlog of theater system contracts, technological developments, signings in negotiation, growth prospects within the customers’ ultimate marketplace and anticipated market acceptance of the Company’s current and pending theater systems.

Finished goods inventories can contain theater systems for which title has passed to the Company’s customer (as the theater system has been delivered to the customer) but the revenue recognition criteria as discussed above have not been met.

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

Long-lived asset impairment is performed at the lowest level of asset group at which identifiable cash flows are largely independent. For a significant portion of long-lived assets, this is the reporting segment unit level used for goodwill testing. In performing its review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset or asset group and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the asset or asset group, an impairment loss is recognized in the consolidated statements of operations. Measurement of the impairment loss is based on the excess of the carrying amount of the asset or asset group over the fair value calculated using discounted expected future cash flows.

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

Pension Plan and Postretirement Benefit Obligations Assumptions

The Company’s pension plan and postretirement benefit obligations and related costs are calculated using actuarial concepts, within the framework of Statement of Financial Accounting Standards No. 87, “Employer’s Accounting for Pensions” and Statement of Financial Accounting Standards No. 106, “Employer’s Accounting for Postretirement Benefits Other Than Pension”. A critical assumption to this accounting is the discount rate. The

IMAX CORPORATION

Company evaluates this critical assumption annually or when otherwise required to by accounting standards. Other assumptions include factors such as expected retirement date, mortality rate, rate of compensation increase, and estimates of inflation.

The discount rate enables the Company to state expected future cash payments for benefits as a present value on the measurement date. The guideline for setting this rate is a high-quality long-term corporate bond rate. A lower discount rate increases the present value of benefit obligations and increases pension expense. The Company’s discount rate was determined by considering the average of pension yield curves constructed from a large population of high-quality corporate bonds. The resulting discount rate reflects the matching of plan liability cash flows to the yield curves.

In 2006 the Company adopted Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (an amendment of FASB Statements No. 87, 88, 106 and 132R) (“SFAS 158”). This Standard requires recognition of the unfunded status of a defined benefit plan in the statement of financial position, recognition in other comprehensive income of certain actuarial gains and losses and past service costs that arise during the period but are not recognized in the consolidated statement of operations and certain additional disclosures. Adoption of SFAS 158 in 2006 resulted in an increase of $0.5 million net of income tax of $0.3 million to accumulated other comprehensive income, which represents unrecognized prior service credits of $1.7 million and net actuarial losses of $0.8 million at December 31, 2006 and a decrease in the accrued liabilities of $0.9 related to the accrued benefit cost.

Deferred Tax Asset Valuation

As at December 31, 2007, the Company had net deferred income tax assets of $nil million. The Company’s management assesses realization of its deferred tax assets based on all available evidence in order to conclude whether it is more likely than not that the deferred tax assets will be realized. Available evidence considered by the Company includes, but is not limited to, the Company’s historic operation results, projected future operating earnings results, reversing temporary differences, contracted sales backlog at December 31, 2007, changing business circumstances, and the ability to realize certain deferred tax assets through loss and tax credit carry-back strategies. At December 31, 2007, the Company has determined that based on the weight of the available evidence, both positive and negative, a full valuation allowance for the net deferred tax assets was required.

When there is a change in circumstances that causes a change in judgment about the realizability of the deferred tax assets, the Company would adjust all or a portion of the applicable valuation allowance in the period when such change occurs.

Tax Exposures

The Company is subject to ongoing tax exposures, examinations and assessments in various jurisdictions. Accordingly, the Company may incur additional tax expense based upon the outcomes of such matters. In addition, when applicable, the Company adjusts tax expense to reflect the Company’s ongoing assessments of such matters which require judgment and can materially increase or decrease its effective rate as well as impact operating results. The Company provides for such exposures in accordance with FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (an interpretation of FASB Statement No. 109) (“FIN 48”) as described below.

Impact of Recently Issued Accounting Pronouncements

In June 2006, FIN 48 was issued. This interpretation prescribes a more likely than not recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of a tax position, classification of a liability for unrecognized tax benefits, accounting for interest and penalties, accounting in interim periods, and expanded income tax disclosures. FIN 48 was effective for the Company on January 1, 2007. The cumulative effect of the change in accounting principle recorded in the first quarter of 2007 upon adoption of FIN 48 is an increase to the tax liability of $2.1 million and a charge to deficit.

IMAX CORPORATION

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements”, which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. On November 14, 2007, the FASB agreed to defer the effective date for one year for all non-financial assets and liabilities, except those that are disclosed at fair value in the financial statements on a recurring basis. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Company is currently evaluating the potential impact of this statement on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows the irrevocable election of fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities and other items on an instrument-by-instrument basis. Changes in fair value would be reflected in earnings as they occur. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company is currently evaluating the potential impact of this statement on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, “Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the potential impact of this statement on its consolidated financial statements.

DISCONTINUED OPERATIONS

The Company has recognized the following items in its 2007 consolidated financial statements as discontinued operations:

On December 31, 2007, the Company entered into a lease termination agreement, which extinguished all of its obligations to its landlord with respect to the Company’s owned and operated Providence IMAX theater. As a result of the lease termination, the Company recorded a non-cash gain of $1.5 million associated with the reversal of deferred lease credits recorded in prior periods. In a related transaction, the Company sold the theater projection system and inventory for the Providence IMAX theater to a third party theater exhibitor for $1.0 million (consisting of $0.6 million cash and $0.4 million of discounted future minimum payments) which was recorded as a gain from discontinued operations. Furthermore, during 2007 the Company had recognized an operating loss of $0.5 million (2006 — $0.2 million, 2005 — $0.1 million) from the operation of the theater. The above transactions are reflected as discontinued operations as the continuing cash flows are not generated from either a migration or a continuation of activities. The remaining assets and liabilities of the Providence owned and operated theater are included in the Company’s consolidated balance sheet as at December 31, 2007 and are disclosed in note 24(e) to the accompanying audited consolidated financial statements in Item 8.

On December 29, 2005, the Company and a previously wholly-owned subsidiary, Digital Projection International, entered into an agreement to settle its loan agreements in exchange for a payment of $3.5 million. During 2007 and 2006, the Company recognized $nil million and $2.3 million, respectively, in income from discontinued operations as a result of this settlement.

On December 23, 2003, the Company closed its owned and operated Miami IMAX theater. The Company completed its abandonment of assets and removal of its projection system from the theater in the first quarter of 2004, with no financial impact. The Company was involved in an arbitration proceeding with the landlord of the

IMAX CORPORATION

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

ASSET IMPAIRMENTS AND OTHER SIGNIFICANT CHARGES (RECOVERIES)

The following table identifies the Company’s charges and recoveries relating to the impairment of assets:

	Years Ended December 31,
	2007	2006	2005
	(In thousands of U.S. dollars)

Asset impairments
Property, plant and equipment	$182	$898	$13
IMAX MPX theater systems under lease	64	67	—
Financing receivables	316	64	—
Other significant charges (recoveries):
Accounts receivable	(163)	1,389	144
Financing receivables	1,958	(323)	(1,153)
Inventories	3,960	1,322	—

Total asset impairments and other significant charges (recoveries)	$6,317	$3,417	$(996)

Asset Impairments

The asset impairment charge of $0.5 million recorded in 2007 consists of the following items:

The Company recorded an asset impairment charge of $0.2 million against fixed assets after the Company assessed the carrying value of certain assets in light of their future expected use. The Company recognized that the carrying values for the assets exceeded the expected discounted future cash flows. In addition, during 2007 the Company revised its estimates on the realizability of its residual values on certain of its sales-type leases and charged $0.3 million to asset impairment. During 2006 and 2005, the Company recorded asset impairment charges of $1.0 million and less than $0.1 million, respectively.

Other Significant Charges (Recoveries)

The Company recorded a net recovery of $0.2 million in 2007 (2006 — $1.4 million provision, 2005 — $0.1 million provision) in accounts receivable. In 2007, the Company recorded an accounts receivable recovery of $0.6 million relating to the collection of previously recorded receivables for one customer that was fully provided for in prior periods.

In 2007, the Company also recorded a net provision of $2.0 million in financing receivables (2006 — $0.3 million recovery, 2005 — $1.1 million recovery) as the collectibility associated with certain leases was uncertain. In 2007, the Company recorded a financing receivables recovery of $0.5 million relating to the collection of previously recorded receivables for one customer that was fully provided for in prior periods.

In 2007, the Company recorded a charge of $4.0 million (2006 — $1.3 million, 2005 — $nil million) in cost of goods, services and rentals, for its film-based projector inventories due to an anticipated reduction in the net realizable value resulting from the Company’s progress in developing a proprietary digital projection system. For the first three quarters of 2007, the Company’s focus was on the development of a production-ready digital projector that would meet its high standards for image quality, which would ultimately supplant and replace its film-based

IMAX CORPORATION

system for a large segment of its commercial exhibition customers. In the fourth quarter of 2007 the Company made significant progress in its development of the digital projector which led to the Company accelerating the anticipated launch of its digital projection system from early 2009 to mid 2008. Also in the fourth quarter of 2007, the Company sold 104 digital projection systems and 3 film-based projection systems which demonstrated customer acceptance and preference for the Company’s new digital projection system. This included a joint revenue sharing arrangement with AMC for 100 IMAX digital systems beginning in 2008. As a result of these developments, in the fourth quarter of 2007, the Company analyzed its film-based projector inventories and recorded asset impairment charges to reflect the anticipated obsolescence of parts and systems due to the digital rollout in 2008.

RESULTS OF OPERATIONS

Year Ended December 31, 2007 Versus Year Ended December 31, 2006

As identified in note 20 to the accompanying audited consolidated financial statements in Item 8, the Company has six reportable segments identified by category of product sold or service provided: IMAX systems; film production and IMAX DMR; film distribution; film post-production; theater operations; and other. The IMAX systems segment designs, manufactures, sells or leases and maintains IMAX theater projection system equipment. The film production and IMAX DMR segment produces films and performs film re-mastering services. The film distribution segment distributes films for which the Company has distribution rights. The film post-production segment provides film post-production and film print services. The theater operations segment owns and operates certain IMAX theaters. The other segment includes camera rentals and other miscellaneous items. The accounting policies of the segments are the same as those described in note 2 to the accompanying consolidated financial statements in Item 8.

The Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations have been organized and discussed with respect to the above stated segments. Management feels that a discussion and analysis based on its segments is significantly more relevant as the Company’s Consolidated Statements of Operations captions combine results from several segments.

IMAX CORPORATION

Revenues

The Company’s revenues in 2007 were $115.8 million as compared to $127.7 million in 2006, a decrease of 9.3% due in large part to a decrease in theater systems revenue. The following table sets forth the breakdown of revenue by category:

	Years Ended December 31,
	2007	2006	2005
	(In thousands of U.S. dollars)

IMAX Systems Revenue
Sales and sales-type leases(1)	$30,994	$45,116	$60,773
Ongoing rent, fees and finance income(2)	12,131	11,385	13,098
Maintenance	15,991	15,708	14,888

	59,116	72,209	88,759

Films Revenue
Production and IMAX DMR	19,863	14,580	8,942
Distribution	11,018	15,094	11,807
Post-production	5,693	6,652	5,220

	36,574	36,326	25,969

Theater Operations	16,584	15,188	15,518

Other Revenue	3,558	3,985	3,230

	$115,832	$127,708	$133,476

(1)	Includes initial payments and the present value of fixed minimum payments from equipment, sales and sales-type lease transactions.

(2)	Includes fees income from operating leases, revenues from joint revenue sharing arrangements, contingent fees from operating and sales-type leases and contingent fees from sales arrangements.

IMAX systems revenue decreased to $59.1 million in 2007 from $72.2 million in 2006, a decrease of 18.1%. Revenue from sales and sales-type leases decreased to $31.0 million in 2007 from $45.1 million in 2006, a decrease of 31.3%. The decrease was due to fewer systems recognized in 2007 as compared to 2006. This decrease has been partially offset by an increase in settlement revenue from $0.3 million in 2006 to $2.4 million in 2007.

The Company recognized revenue on 19 theater systems which qualified as either sales or sales-type leases in 2007 as compared to 30 sales or sales-type leases in 2006. There were 15 new theater systems with a value of $23.1 million recognized into revenue in 2007 as compared to 20 new theater systems with a total value of $32.4 million recognized in 2006. Four of the theater systems recognized in 2007 related to the sale of used theater systems versus ten used theater systems in 2006. The aggregate sales value of the used systems sold in 2007 totaled $5.0 million as compared to $11.7 million for the used systems sold in 2006. The Company believes that its revenue and system installations were negatively impacted in 2007 by its announced transition to a digital projection system in mid-2008, as customers either delayed purchasing and/or installation decisions in anticipation of the digital deployment.

Average revenue per sales and sales-type lease systems in 2007 and 2006 was consistent at $1.5 million. The change in mix of the theater system configurations is outlined in the table below.

IMAX CORPORATION

	2007	2006

Sales and Sales-type leases
IMAX 2D GT	1	2
IMAX 2D SR DOME	1	—
IMAX 3D GT	5	11
IMAX 3D SR	2	5
IMAX 3D MPX	10	12

Total	19	30

Not included in the table are two theater systems under sales or sales-type lease arrangements that were installed in 2007 which are subject to provisions providing customers with upgrades to digital systems, at discounted prices, when available. Had the transactions not contained this digital upgrade clause, the Company would have recognized $3.0 million in revenue and $1.8 million in gross margin related to these sales. The Company expects that once the digital upgrade is provided or the fair value for the upgrade is established, the Company will allocate total contract consideration, including any upgrade revenues, between the delivered and undelivered elements on a fair value basis and recognize the revenue allocated to the delivered elements with their associated costs.

Settlement revenue for 2007 was $2.4 million as compared to $0.3 million in 2006. Included in settlement revenue are the following types of arrangements: $nil million related to an IMAX MPX conversion agreement (2006 — $0.3 million); $2.4 related to consensual buyouts for uninstalled theater systems (2006 — $nil million); $nil million related to termination of agreements after customer default (2006 — $nil million).

In 2007, the Company did not install or recognize revenue for new theater systems that qualified as operating leases (excluding joint revenue sharing arrangements) as compared to one in 2006. The Company recognizes revenue on operating leases over the term of the leases.

Ongoing rent, fees and finance income in 2007 increased by $0.7 million to $12.1 million from $11.4 million in 2006. The increase is primarily due to joint revenue sharing arrangements, which increased from $1.1 million in 2006 to $2.3 million in 2007. The Company participated in eleven joint revenue sharing arrangements in 2007 as compared to five in 2006. Maintenance revenue in 2007 increased 1.8% over the prior year due to an increase in the theater network. The Company expects to see an increase in 2008 as compared to 2007 in ongoing rent, fees and maintenance revenue as the Company’s theater network continues to grow in 2008.

Film revenues increased slightly to $36.6 million in 2007 from $36.3 million in 2006, as film revenue from traditional programming decreased and film revenue from IMAX DMR production significantly increased. Film production and IMAX DMR revenues increased by 36.2% in 2007 to $19.9 million from $14.6 million in 2006. The increase in film production and IMAX DMR revenues is due primarily to the increase in IMAX DMR revenues, which are revenues to the Company generated from the gross box-office performance and conversion services performed on IMAX DMR films, as a result of higher overall gross box-office performance. The films primarily contributing to the increased IMAX DMR revenue include successful releases of Harry Potter and the Order of the Phoenix: An IMAX 3D Experience, Spider-Man 3: An IMAX Experience, 300: An IMAX Experience, Night at the Museum: An IMAX Experience, Beowulf: An IMAX 3D Experience, and I am Legend: An IMAX Experience as compared to the films released in the year-ago period. Film post-production revenues decreased to $5.7 million in 2007 from $6.7 million in 2006, mainly due to a decrease in third party business relating to Superman Returns: An IMAX 3D Experience, at the Company’s post-production unit. Film distribution revenues decreased to $11.0 million in 2007 from $15.1 million in 2006, a decrease of 27.0%, primarily due to the production and release of Deep Sea 3D in March 2006 and the continued gross box-office performance of Magnificent Desolation: Walking on the Moon 3D in 2006, released in September 2005. The Company did not distribute any new titles in 2007.

IMAX CORPORATION

Theater operations revenue increased to $16.6 million in 2007 from $15.2 million in 2006 due to a 10% increase in average ticket prices (primarily due to more revenue from DMR product which has a higher average ticket price as compared to traditional product) offset slightly by a 4.6% decrease in attendance.

Other revenue decreased to $3.6 million in 2007 from $4.0 million in 2006, a decrease of 10.7%, largely as a result of a decrease in the Company’s after market sales. Other revenue primarily includes revenue generated from the Company’s camera and rental business and after market sales of projection system parts and 3D glasses.

Based on the Company’s expectation of 2008 theater system installations and its estimate of films to be released in 2008, the Company believes it will see higher revenues in 2008.

Outlook

Theater system installations slip from period to period in the course of the Company’s business, and the Company has seen a significant number of theater system installations originally anticipated for the third and fourth quarters of 2007 move to anticipated installations for 2008 and beyond. The Company currently estimates that approximately 41 theaters (13 sales and sales-type leases and 28 joint revenue sharing arrangements) of the 186 theater systems arrangements in its backlog as at December 31, 2007 will be installed and accepted in 2008, however it cautions that slippages remain a recurring and unpredictable part of its business, and such slippages and delays could impact the timing of revenue recognition (see note 2(n) to the accompanying consolidated financial statements in Item 8). In addition, each year the Company installs a number of systems that were signed in that same calendar year. In 2007, 2006 and 2005, there were eight, eight and thirteen theater system installations (including joint revenue sharing arrangements), respectively, that were signed in the same calendar year.

In February 2008, the Company, in conjunction with Paramount Pictures, released The Spiderwick Chronicles: The IMAX Experience. In addition, the Company in conjunction with Paramount Pictures, Shangri-La Entertainment and Concert Productions International has announced that it will release an IMAX DMR version of the Rolling Stones concert film, directed by Academy Award-winning film maker Martin Scorsese, Shine A Light: The IMAX Experience simultaneously, with the film’s wide release in early 2008. In May 2008, the Company in conjunction with Warner Bros. Pictures (“WB”) will release Speed Racer: An IMAX Experience. The Company and DreamWorks Pictures plan to release Kung Fu Panda: An IMAX Experience in June 2008. The Company has announced that it will release an IMAX DMR version of The Dark Knight: The IMAX Experience, the next installment of WB’s highly-popular Batman franchise, in July 2008. In November 2008, the Company, in conjunction with WB, will release Harry Potter and the Half-Blood Prince: The IMAX Experience. This is WB’s sixth film release based on the popular Harry Potter book series. Furthermore, in conjunction with WB, the Company has commenced production on a third original IMAX 3D co-production for the release of Under the Sea 3D: An IMAX 3D Experience to IMAX theaters in 2009, a sequel to the successful Deep Sea 3D. The Company, in conjunction with WB and the National Aeronautics and Space Administration (NASA), also announced the next IMAX 3D space film which will chronicle the Hubble Space Telescope, set for the release to IMAX theaters in early 2010.

The Company supplements its sale and lease of theater systems by offering certain commercial clients joint revenue sharing arrangements, whereby the Company contributes its theater systems, accounted for at its manufactured cost for manufactured components and at the Company’s cost for purchased components. Under some arrangements, the client contributes its retrofitted auditorium and there is a negotiated split of box-office and concession revenues. The Company believes that, by offering such arrangements where exhibitors do not need to pay the initial capital required in a lease or a sale, the Company’s theater network can be expanded more rapidly, and provide the Company with a significant portion of the IMAX box-office from its theaters, as well as greater revenue from the studios releasing IMAX DMR films, for which the Company typically receives a percentage of the studio’s box-office receipts. On December 7, 2007 the Company and AMC Entertainment Inc. (AMC), one of the world’s largest theatrical exhibition companies, announced a joint revenue sharing arrangement to install 100 IMAX digital projection systems at AMC locations in 33 major U.S. markets. In 2007, the Company signed agreements for an

IMAX CORPORATION

additional ten joint revenue sharing arrangements with other exhibitors and had eleven joint revenue sharing arrangements in operation at the end of the fourth quarter 2007.

The Company believes that digital technology has evolved sufficiently that it can develop an IMAX production-ready, proprietary digital projection system that delivers high quality imagery consistent with the Company’s brand to deliver to theaters by the middle of 2008. The Company believes that the dramatic print cost savings that would result from an IMAX digital system could lead to more profitability for the Company by increasing the number of films released to the IMAX network, which in turn could result in more theaters in the Company’s network, more profits per theater and more profits for studios expending their films over the network. In October 2007, the Company announced that it was accelerating its anticipated launch of its digital projector to mid-2008 (originally expected to launch in 2009). There are a number of risks inherent in the Company’s digital strategy including the risk of exhibitors delaying theater system purchases during the Company’s transition period to digital, and the need to finance the Company’s investments necessary for implementing this strategy. In addition, some of the Company’s theater system contracts include provisions providing for customer upgrades to digital systems, at discounted prices, when available. The accounting impact of such provisions may include the deferral of some or all of the revenue (though not the cash) associated with such systems. Since the Company has not yet established the fair value for a digital upgrade all consideration related to delivery of the initial system will be deferred until the time the fair value of such digital upgrade is known or the upgrade has been installed. The Company expects that once the digital upgrade is provided or the fair value for the upgrade is established, the Company will allocate total contract consideration, including any upgrade revenues, between the delivered and undelivered elements on a relative fair value basis and recognize the revenue allocated to the delivered elements with their associated costs. Such deferral could result in a significant increase in the Company’s deferred revenue accounts and a significant decrease in the Company’s reported profits prior to establishing the fair value of a digital upgrade or delivery of the digital upgrade. In 2007, the Company installed two theater systems under sales or sales-type lease arrangements that are subject to such provisions. Had the transaction not contained this digital upgrade clause, the Company would have recognized $3.0 million in revenue and $1.8 million in gross margin related to these sales. The Company anticipates that its digital product will provide a differentiated experience to moviegoers that is consistent with what they have come to expect from the IMAX brand. The Company believes that transitioning from a film-based platform to a digital platform for a large portion of its customer base is compelling for a number of reasons. The savings to the studios as a result of eliminating film prints are considerable, as the typical cost of an IMAX film print ranges from $22.5 thousand per 2D print to $45 thousand per 3D print. Removing those costs will significantly increase the profit of an IMAX release for a studio which, the Company believes, provides more incentive for studios to release their films to IMAX theaters. The Company similarly believes that economics change favorably for its exhibition clients as a result of a digital transition, since lower print costs and the increased programming flexibility that digital delivery provides should allow theaters to program three to four additional IMAX DMR films per year, thereby increasing both customer choice and total box-office revenue. Finally, digital transmission eventually allows for the opportunity to show attractive alternate programming, such as live sporting events and concerts, in the immersive environment of an IMAX theater. The Company has a prototype digital system operating near its corporate headquarters in Mississauga, Ontario, and believes that the feedback it has received from third parties regarding the quality of the presentation produced by the prototype system has been extremely positive. On December 7, 2007 the Company and AMC, announced a joint revenue sharing arrangement to install 100 IMAX digital projection systems at AMC locations in 33 major U.S. markets, the largest theater deal in the Company’s history. The obligation of AMC to take delivery of 50 digital systems is subject to certain performance thresholds. Although the Company believes these thresholds will be exceeded, there is no guarantee that it will. In 2007, the Company signed agreements for an additional 20 IMAX digital theater systems, including four under joint revenue sharing arrangements with other exhibitors. These agreements are dependant on the successful development and launch of the Company’s digital projection system. In addition, on March 10, 2008, the Company announced an agreement for 35 digital theater systems (under its traditional sales/sales-type-lease structure) with RACIMEC International Group (“RACIMEC”) to be installed in Central and South America and the Caribbean. This is the second largest theater deal in the Company’s history, following on the heels of AMC’s 100 theater North American deal.

IMAX CORPORATION

Gross Margin

The gross margin across all segments in 2007 was $41.2 million or 35.5% of total revenue as compared to $52.7 million, or 41.2% of total revenue in 2006. Excluding the impact of settlement arrangements and asset impairment charges on film-based projector inventories the gross margin for 2007 was 37.7% as compared to 42.1% in 2006.

IMAX theater systems margin, excluding the impact of settlements and asset impairment charges on film-based projector inventories, was 53.1% in 2007 which decreased from the 57.3% experienced in 2006. Gross margins on the sale of used systems in 2007 was 65.0% of revenues as compared to 57.6% for used systems sold in 2006. Gross margins on the sale of new systems in 2007 were 53.2% of revenues as compared to 54.1% for new systems sold in 2006.

The Company’s gross margin from its total film segment was $11.0 million, or 29.9% of total Films revenue as compared to $10.2 million, or 28.1% of total Films revenue in 2006. Film distribution margin decreased by $1.8 million, primarily due to a decrease in the margin of Magnificent Desolation: An IMAX 3D Experience from $1.7 million in 2006 to $0.2 million in 2007. Film production and IMAX DMR gross margin increased by $2.6 million, due primarily to the higher overall gross box office revenue generated by DMR films in 2007 as compared to 2006. Post-production gross margin decreased by less than $0.1 million.

The Company’s owned and operated theater gross margin decreased by $0.8 million in 2007 as compared to 2006 primarily due to higher film rental fees partially offset by the impact of higher revenues.

The gross margin on other revenue increased by $0.2 million in 2007 as compared to 2006.

The Company anticipates higher gross margins in 2008 in comparison to 2007, due to a strong film slate of DMR films released in late 2007 and scheduled for release in 2008 and an increase in theater system installations, commensurate with the introduction of the Company’s digital system in mid 2008.

Other

Selling, general and administrative expenses were $44.7 million in 2007 versus $42.5 million in 2006. The Company believes that such expenses in both years were increased significantly by costs relating to the professional fees associated with the Company’s responding to informal inquiries made by the SEC and OSC and to the restatement of the Company’s financial results of $6.0 million and $5.3 million in 2007 and 2006, respectively. The $2.2 million increase from 2006 to 2007 is primarily due to an increase in non-cash stock-based compensation of $2.5 million. Other items which contributed to the increase included (i) an increase in compensation expenses of $2.0 million during 2007 due to a higher Canadian dollar denominated salary expense on the strengthening of the Canadian dollar as compared to the prior year, normal merit increases and increased employee bonus accruals, (ii) $0.7 million of fees to arrange bond consents and (iii) an increase of $0.3 million related to maintenance of the facilities. Offsetting these increases was a $1.1 million in net recovery recorded for capital taxes in 2007 (recovery of $1.4 million tax audit recovery net of 2007 tax provision) as compared to an expense of $0.4 million in 2006. In addition, pension expense decreased by $0.8 million from 2006 due to a decrease in current service costs. The Company recorded a foreign exchange gain of $1.5 million in 2007, as compared to a gain of $0.2 million in 2006. The Company records foreign exchange translation gains and losses primarily on a portion of its financing receivable balances which are denominated in Canadian dollars, Euros and Japanese Yen.

Receivable provisions net of recoveries for accounts receivable and financing receivables amounted to a net provision of $1.7 million in 2007 compared to $1.1 million in 2006. The Company recorded a net recovery of $0.2 million (2006 — $1.8 million provision) in accounts receivable. The Company recorded a net provision of $2.0 million (2006 — $0.3 million recovery) in financing receivables as the collectibility associated with certain leases was uncertain. Included in the 2007 provisions are accounts receivable and financing receivable recoveries of $0.6 million and $0.5 million, respectively, relating to the collection of previously recorded receivables for one customer which was fully provided for in prior periods.

IMAX CORPORATION

In 2007, the Company recorded asset impairment charges of $0.6 million versus $1.0 million in 2006 related to the impairment of assets of certain theater operations and property, plant and equipment and a revision in the estimates related to the residual values of certain leased assets. The Company recognized that the carrying values for the assets exceeded the expected discounted future cash flows.

In 2007, the Company recorded a charge of $4.0 million (2006 — $1.3 million, 2005 — $nil million) in cost of goods, services and rentals, for its film-based projector inventories due to an anticipated reduction in the net realizable value resulting from the Company’s progress in developing a proprietary digital projection system. For the first three quarters of 2007, the Company’s focus was on the development of a production-ready digital projector that would meet its high standards for image quality, which would ultimately supplement and replace its film-based system for a large segment of its commercial exhibition customers. In the fourth quarter of 2007 the Company made significant progress in its development of the digital projector which led to the Company accelerating the anticipated launch of its digital projection system from early 2009 to mid 2008. Also in the fourth quarter of 2007, the Company sold 104 digital projection systems and 3 film-based projection systems which demonstrated customer acceptance and preference for the Company’s new digital projection system. This included a joint revenue sharing arrangement with AMC for 100 IMAX digital systems beginning in 2008. As a result of these developments, in the fourth quarter of 2007, the Company analyzed its film-based projector inventories and recorded asset impairment charges to reflect the anticipated obsolescence of parts and systems due to the digital rollout in 2008.

Interest income decreased to $0.9 million in 2007 from $1.0 million in 2006.

Interest expense increased to $17.1 million in 2007 from $16.8 million in 2006. Included in interest expense is the amortization of deferred finance costs in the amount of $1.3 million in 2007 and $1.1 million in 2006. The Company’s policy is to defer and amortize all the costs relating to a debt financing, paid directly to the debt provider, over the life of the debt instrument.

Income Taxes

The Company’s effective tax rate differs from the statutory tax rate and will vary from year to year primarily as a result of numerous permanent differences, investment and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or reductions in the year, changes due to foreign exchange, changes in the Company’s valuation allowance based on the Company’s recoverability assessments of deferred tax assets, and favourable or unfavourable resolution of various tax examinations. There was no change in the Company’s estimates of the recoverability of its deferred tax assets based on an analysis of both positive and negative evidence including projected future earnings.

As at December 31, 2007, the Company had net deferred income tax assets of $nil (December 31, 2006 — $nil). As of December 31, 2007, the Company had a gross deferred income tax asset of $50.0 million, against which the Company is carrying a $50.0 million valuation allowance.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In connection with the Company’s adoption of FIN 48, as of January 1, 2007, the Company recorded a net increase to its deficit of $2.1 million (including approximately $0.9 million related to accrued interest and penalties) related to the measurement of potential international withholding tax requirements and a decrease in reserves for income taxes. As of December 31, 2007 and January 1, 2007, the Company had total unrecognized tax benefits (including interest and penalties) of $4.0 million and $3.7 million, respectively, comprised of (i) $4.0 million and $3.5 million, respectively, for international withholding taxes and (ii) $nil and $0.2 million, respectively, related to Large Corporations Tax. All of the unrecognized tax benefits could impact the Company’s effective tax rate if recognized. The Company does not expect that the total amount of unrecognized tax benefits will significantly

IMAX CORPORATION

increase or decrease within twelve months of the reporting date. While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could differ from the Company’s accrued position. Accordingly, additional provisions on federal, provincial, state and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) is as follows:

(In thousands of U.S. Dollars)

Balance at January 1, 2007	$2,812
Additions based on tax positions related to the current year	599
Additions for tax positions of prior years	125
Reductions for tax positions of prior years	(162)
Settlements	—
Reductions resulting from lapse of applicable statute of limitations	(383)

Balance at December 31, 2007	$2,991

Consistent with its historical financial reporting, the Company has classified interest and penalties related to income tax liabilities, when applicable, as part of interest expense in its Consolidated Statements of Operations rather than income tax expense. The Company recognized approximately $0.1 million in potential interest and penalties associated with unrecognized tax benefits for the year ended December 31, 2007.

The number of years with open tax audits varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions include Canada, the province of Ontario and the United States (including multiple states). The Provincial taxation authorities of Ontario have recently concluded examination of the Company’s provincial income tax returns for 2001 — 2005, which resulted in tax recoveries which has been recorded to both, selling, general and administrative expenses ($1.6 million) and current income tax provision ($0.6 million).

The Company’s 2002 through 2007 tax years remain subject to examination by the IRS for U.S. federal tax purposes, and the 2003 through 2007 tax years remain subject to examination by the appropriate governmental agencies for Canadian federal tax purposes. There are other on-going audits in various other jurisdictions that are not material to our financial statements.

Research and Development

Research and development expenses amounted to $5.8 million in 2007 as compared to $3.6 million in 2006. The expenses primarily reflect research and development activities pertaining to development of the Company’s new proprietary, digitally-based theater projector. Through research and development, the Company continues to design and develop cinema-based equipment, software and other technologies to enhance its product offering. The Company believes that the motion picture industry will be affected by the development of digital technologies, particularly in the areas of content creation (image capture), post-production (editing and special effects), distribution and display. Consequently, the Company has made significant investments in digital technologies, including the development of proprietary, patent-pending technology related to a digital projector, as well as technologies to digitally enhance image resolution and quality of motion picture films, and convert monoscopic (2D) to stereoscopic (3D) images. The Company also holds a number of patents, patents pending and intellectual property rights in these areas. In addition, the Company holds numerous digital patents and long-term relationships with key manufacturers and suppliers in digital technology. However, there can be no assurance that the Company will be awarded patents covering its technology or that competitors will not develop similar technologies.

In recent years, a number of companies have introduced digital 3D projection technology and a small number of Hollywood features have been exhibited in 3D using these technologies. The Company believes that there are approximately 925 conventional-sized screens in U.S. multiplexes equipped with such digital 3D systems. The Company believes that its many competitive strengths, including the IMAX® brand name, the quality and

IMAX CORPORATION

immersiveness of The IMAX Experience, its IMAX DMR technology and its patented theater geometry, significantly differentiate the Company’s 3D presentations from any other 3D presentations. For the small number of films released to both IMAX 3D theaters and conventional 3D theaters, the IMAX theaters have significantly outperformed the conventional ones on a per-screen revenue basis.

Discontinued Operations

On December 31, 2007, the Company entered into a lease termination agreement, which extinguished all of its obligations to its landlord with respect to the Company’s owned and operated Providence IMAX theater. As a result of the lease termination, the Company recorded a non-cash gain of $1.5 million associated with the reversal of deferred lease credits recorded in prior periods. In a related transaction, the Company sold the theater projection system and inventory for the Providence IMAX theater to a third party theater exhibitor for $1.0 million (consisting of $0.6 million cash and $0.4 million of discounted future minimum payments) which was recorded as a gain from discontinued operations. Furthermore, during 2007 the Company had recognized an operating loss of $0.5 million (2006 — $0.2 million) from the operation of the theater. The above transactions are reflected as discontinued operations as the continuing cash flows are not generated from either a migration or a continuation of activities. The remaining assets and liabilities of the Providence owned and operated theater are included in the Company’s consolidated balance sheet as at December 31, 2007 and are disclosed in note 24(e) to the accompanying consolidated financial statements in Item 8.

On December 29, 2005, the Company and a previously wholly-owned subsidiary, Digital Projection International, entered into an agreement to settle its loan agreements in exchange for a payment of $3.5 million. During 2006, the Company recognized $2.3 million, in earnings from discontinued operations as a result of this settlement.

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

Pension Plan Amendment

On March 8, 2006, the Company and the Co-CEOs negotiated an amendment effective January 1, 2006, to the unfunded U.S. defined benefit pension plan (the “SERP”) covering its two Co-CEOs, which reduced the related pension expense to the Company. Under the original terms of the SERP, once benefit payments begin, the benefit is indexed annually to the cost of living and further provides for 100% continuance for life to the surviving spouse. The Company was represented by the independent directors (as defined in Rule 4200(a)(15) of the NASDAQ Marketplace Rules and Section 1.4 of Multilateral Instrument 52-110 (“Independent Directors”)), who retained Mercer Human Resources Consulting (“Mercer”) and independent outside legal counsel to advise them on certain analyses regarding the SERP. Under the terms of the SERP amendment, to reduce the ongoing costs to the Company, the cost of living adjustment and surviving spouse benefits previously owed to the Co-CEOs are each reduced by 50%, subject to a recoupment of a percentage of such benefits upon a change of control of the Company, and the net present value of the reduced benefit payments is accelerated and paid out upon a change of control of the Company. The amendment resulted in a credit to accumulated other comprehensive income of $2.8 million, a reduction of other assets of $3.4 million, and a reduction in the accrued pension liability of $6.2 million. The benefits were 50% vested as at July 2000, the SERP initiation date. The vesting percentage increases on a straight-line basis from inception until age 55. The vesting percentage of a member whose employment terminates other than by voluntary retirement or upon change of control shall be 100%.

IMAX CORPORATION

On May 4, 2007, the Company amended the SERP to provide for the determination of benefits to be 75% of the member’s best average 60 consecutive months of earnings over the member’s employment history. The actuarial liability was remeasured to reflect this amendment. The amendment resulted in a $1.0 million increase to the pension liability and a corresponding $1.0 million charge to other comprehensive income. As at December 31, 2007, one of the Co-CEO’s benefits was 100% vested while the other Co-CEO’s benefits were approximately 87% vested.

A Co-CEO whose employment terminates other than for cause prior to August 1, 2010 will receive SERP benefits in the form of monthly annuity payments until the earlier of a change of control or August 1, 2010, at which time the Co-CEO shall receive remaining benefits in the form of a lump sum payment. A Co-CEO whose employment terminates other than for cause on or after August 1, 2010 shall receive SERP benefits in the form of a lump sum payment.

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS 123R which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors for employee stock options based on estimated fair values. In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as at January 1, 2006. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R for 2007, 2006 and 2005 was $3.4 million, $0.9 million and $0.1 million, respectively.

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

Stock-based compensation expense recognized in the Company’s consolidated statement of operations for 2006 and 2007 includes compensation expense for stock-based payment awards granted prior to, but not yet vested as at January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the stock-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In conjunction with the adoption of SFAS 123R, the Company changed its method of attributing the value of stock-based compensation to expense from a method which recognized the expense on a straight-line basis over the vesting term for non-graded vesting options, or in proportion to the amount of graded options that vested in a period to the straight-line single option method. Compensation expense for all stock-based payment awards granted on or prior to January 1, 2006 will continue to be recognized using the historic method while compensation expense for all stock-based payment awards granted subsequent to January 1, 2006 is recognized using the straight-line single-option method. As stock-based compensation expense recognized in the consolidated statement of operations is based on awards ultimately expected to vest, it has been adjusted for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if subsequent information indicates that the actual forfeitures are likely to be different from previous estimates. In the Company’s pro forma information required under SFAS 123 for the

IMAX CORPORATION

periods prior to 2006, the Company also estimated forfeitures at the time of grant and revised, if necessary, in subsequent periods.

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

The Company determined in the fourth quarter of 2006 that it exceeded, by approximately 1.6%, certain cap limits for grants set by the Company’s stock option plan (the “Stock Option Plan”), and that 789,286 options were granted in excess of such caps (2006 — 547,786, 2005 — 241,500), with a weighted average exercise price in 2006 of $10.39. Of these options, during 2007, 20,750 options (2006 — 37,000) with a weighted average exercise price of $9.86 (2006 — $9.89) were forfeited and nil options in 2007 (2006 — 3,000) with a weighted average exercise price of $nil (2006 — $9.59) were cancelled for no consideration. The number of these options outstanding as at December 31, 2007 was nil (2006 — 749,286) with a weighted average exercise price of $nil (2006 — $10.16). The number of these options exercisable as at December 31, 2007 was nil (2006 — 63,792) with a weighted average exercise price of $nil (2006 — $9.89). The options issued in excess of the cap limits were treated as liability-based awards commencing in the third quarter of 2006 as the Company determined it intended to settle the options in cash. The fair value of the options was recalculated each period. For purposes of calculating the fair value of the liability awards in the first quarter of 2007, the Company accelerated the accounting vesting period to March 31, 2007 in order to align with the expected service period of the options. Immediately before the settlement date, the Company had accrued a liability of $0.7 million. In June 2007, 195,286 options were voluntarily surrendered by the Co-CEOs and members of the Board of Directors for no consideration; as a result $0.2 million in accrued liabilities was credited to Other Equity and the Company settled the remaining options for cash in an amount of $0.5 million.

Year Ended December 31, 2006 Versus Year Ended December 31, 2005

Revenues

The Company’s revenues in 2006 were $127.7 million as compared to $133.5 million in 2005, a decrease of 4.3% due in large part to a decrease in theater systems revenue that was partially offset by an increase in films revenue (see below).

IMAX systems revenue decreased to $72.2 million in 2006 from $88.8 million in 2005, a decrease of 18.7%. Revenue from sales and sales-type leases decreased to $45.1 million in 2006 from $60.8 million in 2005, a decrease of 25.8%. This decrease was due almost entirely to a decrease in settlement revenues of $14.0 million.

The Company recognized revenue on 30 theater systems which qualified as either sales or sales-type leases in each of 2006 and 2005. There were 20 new theater systems with a value of $32.4 million recognized into revenue in 2006 as compared to 21 new theater systems with a total value of $36.4 million recognized in 2005. Ten of the theater systems recognized in 2006 related to the sale of used theater systems versus nine used theater systems in 2005. The aggregate sales value of the used systems sold in 2006 totaled $11.7 million as compared to $9.1 million for the used systems sold in 2005.

IMAX CORPORATION

Average revenue per sales and sales-type lease systems was consistent in 2006 and 2005 at $1.5 million. The change in mix of the theater system configurations is outlined in the table below.

	2006	2005

Sales and Sales-type leases
IMAX 2D GT	2	1
IMAX 2D SR	—	2
IMAX 3D GT	11	12
IMAX 3D SR	5	5
IMAX 3D MPX	12	10

Total	30	30

Settlement revenue for 2006 was $0.3 million as compared to $14.3 million in 2005. Included in settlement revenue are the following types of arrangements: $0.3 million related to an IMAX MPX conversion agreement (2005 - $0.6 million); $nil million related to consensual buyouts for uninstalled theater systems (2005 — $11.7 million); $nil million related to termination of agreements after customer default (2005 — $2.0 million).

In addition, the Company installed and began recognizing revenue on one theater system that qualified as an operating lease (excluding joint revenue sharing arrangements) in 2006 versus five in 2005. The Company recognizes revenue on operating leases over the term of the leases.

Ongoing rent revenue in 2006 decreased by 13.1% primarily due to the sale of two theater systems which were previously treated as operating leases in 2005. These operating leases had contributed $0.9 million to ongoing rent revenue in 2005. The decrease in ongoing rent revenue was partially offset by revenues from new joint revenue sharing arrangements which increased from $0.7 million in 2005 to $1.1 million in 2006. The Company had the same five joint revenue sharing arrangements in each of these years. Maintenance revenue in 2006 increased 5.5% over the prior year due to an increase in the theater network. The Company expects to see an increase in 2007 as compared to 2006 in ongoing rent, fees and maintenance revenue as the Company’s theater network continues to grow in 2007.

Film revenue increased to $36.3 million in 2006 from $26.0 million in 2005. Film production and IMAX DMR revenue increased by 63.1% in 2006 to $14.6 million from $8.9 million in 2005. The increase in film production and IMAX DMR revenue is due primarily to the increase in IMAX DMR revenues, which are revenues to the Company generated from the gross box-office performance and conversion services performed on IMAX DMR films, as a result of higher overall gross box-office performance and an increase in conversion services performed on films in 2006 as compared to 2005 (seven IMAX DMR films released in 2006 as compared to four IMAX DMR films released in 2005). The films primarily contributing to the increased IMAX DMR revenue include Superman Returns: An IMAX 3D Experience, released in June 2006, the November 2006 release of Happy Feet: The IMAX Experience and the December 2006 release of A Night at the Museum: The IMAX Experience. Films contributing to the IMAX DMR revenue for 2005 included Robots: The IMAX Experience, released in March 2005, Batman Begins: The IMAX Experience, released in June 2005, Charlie and the Chocolate Factory: The IMAX Experience, released in July 2005, Harry Potter and the Goblet of Fire: The IMAX Experience, released in November 2005 and The Polar Express: An IMAX 3D Experience re-released in November 2005. Film distribution revenues increased to $15.1 million in 2006 from $11.8 million in 2005, an increase of 27.8%, primarily due to the production and release of Deep Sea 3D in March 2006 and the continued gross box-office performance of Magnificent Desolation: Walking on the Moon 3D, released in September 2005. These increases were partially offset by a decrease in distribution revenue related to Space Station, released in April 2002 and Nascar 3D: An IMAX Experience, which was first released in March 2004. Film post-production revenues increased to $6.7 million in 2006 from $5.2 million in 2005, mainly due to an increase in third party business relating to Superman Returns: An IMAX 3D Experience, at the Company’s post-production unit.

IMAX CORPORATION

Theater operations revenue decreased to $15.2 million in 2006 from $15.5 million in 2005 due to a decrease in average ticket price of 1% and an overall attendance decrease of 2%.

Other revenue increased to $4.0 million in 2006 from $3.2 million in 2005, an increase of 23.4%, largely as a result of an increase in the Company’s after market sales. Other revenue primarily includes revenue generated from the Company’s camera and rental business and after market sales of projection system parts and 3D glasses.

Gross Margin

The gross margin across all segments in 2006 was $52.7 million or 41.2% of total revenue as compared to $63.5 million, or 47.6% of total revenue in 2005. The decrease in gross margin for 2006 is almost entirely due to a decrease in settlement arrangements. Excluding the impact of settlement arrangements and asset impairment charges on film-based projector inventories, the gross margin for 2006 was 42.1% as compared to 41.4% in 2005.

IMAX theater systems margin, excluding the impact of settlements and asset impairment charges on film-based projector inventories, was 57.3% in 2006 which increased from the 54.9% experienced in 2005. Gross margins on the sale of used systems in 2006 was 57.6% of revenues as compared to 64.2% for used systems sold in 2005. Gross margins on the sale of new systems in 2006 were 54.1% of revenues as compared to 52.7% for new systems sold in 2005.

The Company’s gross margin from its total film segment was $10.2 million, or 28.1% of total Film revenue, as compared to $6.0 million or 23.1% in 2005. Film distribution margin increased by $1.3 million, primarily due to higher margins earned on the mix of films in release during the year. Film production and IMAX DMR gross margin increased by $1.8 million, due primarily to the higher overall gross box-office performance and conversion services performed on Superman Returns: An IMAX 3D Experience. Post-production gross margin increased by $1.1 million, also primarily due to the level of third party business resulting from Superman Returns: An IMAX 3D Experience.

The Company’s owned and operated theater gross margin increased by $0.5 million in 2006 as compared to 2005 as a result of lower rental fees paid to third parties for film, partially offset by the impact of lower gross revenues.

The gross margin on other revenue decreased by $0.6 million in 2006 as compared to 2005 primarily as a result of the Company’s decision to sell some of its after market components and upgrades at reduced margins in anticipation of a number of theaters showing Superman Returns: An IMAX 3D Experience. This gross margin decrease was slightly offset by the impact of an increase in gross revenue for the category.

Other

Selling, general and administrative expenses were $42.5 million in 2006 versus $37.5 million in 2005. The $5.0 million increase included (i) expenses of $1.1 million in connection with the Company’s unsuccessful process of seeking strategic alternatives, (ii) an increase in legal and professional fees of $3.3 million associated primarily with SFAS 123R implementation costs, costs to amend the Company’s Supplemental Executive Retirement Plan (“the SERP”), expenses incurred to respond to informal inquiries made by the SEC and OSC and costs related to the restatement of the Company’s prior period consolidated financial statements and (iii) $1.1 million in expenses in 2006 for stock options granted in accordance with the adoption of SFAS 123R. Compensation expenses increased by $2.1 million during 2006 due to a higher Canadian dollar denominated salary expense on the strengthening of the Canadian dollar as compared to the prior year, and also due to increased severance costs and employee bonus accruals. The Company also recorded a capital tax expense of $0.4 million in 2006 as compared to a $0.4 million recovery in 2005 due to refunds received in 2005 and releases of related tax reserves. Offsetting these increases, the Company amended its SERP on March 8, 2006 to reduce certain benefits, resulting in savings of $3.1 million in compensation expense for 2006 as compared to 2005. In addition, other non-cash stock-based compensation decreased by $0.3 million during 2006, due to a reduction in the Company’s share price. The Company recorded a foreign exchange gain of $0.2 million in 2006, as compared to a loss of $0.7 million in 2005. The Company records

IMAX CORPORATION

foreign exchange translation gains and losses primarily on a portion of its financing receivable balances which are denominated in Canadian dollars, Euros and Japanese Yen.

Receivable provisions net of recoveries for accounts receivable and financing receivables amounted to a net provision of $1.0 million in 2006 as compared to a net recovery of $1.0 million in 2005. The Company recorded a net provision of $1.5 million (2005 — $0.1 million recovery) in accounts receivable as collectibility associated with certain accounts was considered uncertain. The Company recorded a net recovery of $0.3 million (2005 — $1.1 million recovery) in financing receivables as the collectibility uncertainty associated with certain leases was resolved by amendment or settlement of the leases.

In 2006, the Company recorded asset impairment charges of $1.0 million in 2006 versus less than $0.1 million in 2005 related to the impairment of assets of certain theater operations and property, plant and equipment and a revision in the estimates related to the residual values of certain leased assets.

In 2006, the Company recorded a charge of $1.3 million (2005 — $nil) in costs of goods, services and rentals, for inventories due to a reduction in expected net realizable value.

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

Income Taxes

The Company’s effective tax rate differs from the statutory tax rate and will vary from year to year primarily as a result of numerous permanent differences, investment and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or reductions in the year, changes in the Company’s valuation allowance based on the Company’s recoverability assessments of deferred tax assets, and favorable or unfavorable resolution of various tax examinations. The 2006 income tax provision of $6.2 million includes a net $7.7 million increase in the valuation allowance (taking into account a $6.2 million impairment of deferred tax assets in the fourth quarter) against deferred tax assets to reflect revised estimates regarding the realization of the Company’s deferred income tax assets based on an assessment of positive and negative evidence. As at December 31, 2006, the Company had a gross deferred income tax asset of $54.6 million, against which the Company is carrying a $54.6 million valuation allowance.

Research and Development

Research and development expenses amounted to $3.6 million in 2006 as compared to $3.2 million in 2005. The expenses primarily reflect research and development activities pertaining to a development of the Company’s new proprietary digitally-based theater projector. Through research and development, the Company continues to design and develop cinema-based equipment, software and other technologies to enhance its product offering. The Company believes that the motion picture industry will be affected by the development of digital technologies, particularly in the areas of content creation (image capture), post-production (editing and special effects), distribution and display. Consequently, the Company has made significant investments in digital technologies, including the development of proprietary, patent-pending technology related to a digital projector, as well as technologies to digitally enhance image resolution and quality of motion picture films, and convert monoscopic (2D) to stereoscopic (3D) images. The Company also holds a number of patents, patents pending and intellectual property rights in these areas. In addition, the Company holds numerous digital patents and long-term relationships with key manufacturers and suppliers in digital technology. However, there can be no assurance that the Company will be awarded patents covering its technology or that competitors will not develop similar technologies.

In recent years, a number of companies have introduced digital 3D projection technology and a small number of Hollywood features have been exhibited in 3D using these technologies. The Company believes that its many

IMAX CORPORATION

competitive strengths, including the IMAX® brand name, the quality and immersiveness of The IMAX Experience, its IMAX DMR technology and its patented theater geometry, significantly differentiate the Company’s 3D presentations from any other 3D presentations.

Discontinued Operations

On December 29, 2005, the Company and a previously wholly-owned subsidiary, Digital Projection International, entered into an agreement to settle its loan agreements in exchange for a payment of $3.5 million. During 2006 and 2005, the Company recognized $2.3 million and $1.2 million, respectively, in earnings from discontinued operations as a result of this settlement.

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

LIQUIDITY AND CAPITAL RESOURCES

Credit Facility

Under the indenture governing the Company’s 9.625% Senior Notes due December 1, 2010 (the “Senior Notes”) (the “Indenture”), the Company is permitted to incur indebtedness pursuant to a credit agreement, or the refinancing or replacement of a credit facility, provided that the aggregate principal amount of indebtedness thereunder outstanding at any time does not exceed the greater of (a) $30.0 million minus the amount of any such indebtedness retired with the proceeds of an Asset Sale (as defined in the Indenture) and (b) 15% of Total Assets of the Company (as defined in the Indenture). Amongst other indebtedness, the Indenture also permits the Company to incur indebtedness solely in respect of performance, surety or appeal bonds, letters of credit and letters of guarantee as required in the ordinary course of business in accordance with customary industry practices. On February 6, 2004, the Company entered into a Loan Agreement for a secured revolving credit facility as amended on June 30, 2005 and as further amended by the Second Amendment to the Loan Agreement which was entered into with effect from May 16, 2006 (the “Credit Facility”). The Credit Facility is a revolving credit facility expiring on October 31, 2009 with an optional one year renewal thereafter contingent upon approval by the lender, permitting maximum aggregate borrowings equal to the lesser of (i) $40.0 million, (ii) a collateral calculation based on percentages of the book values for the Company’s net investment in sales-type leases, financing receivables, finished goods inventory allocated to backlog contracts and the appraised values of the expected future cash flows related to operating leases and of the Company’s owned real property, reduced by certain accruals and accounts payable and (iii) a minimum level of trailing cash collections in the preceding twenty — six week period ($68.8 million as at December 31, 2007), reduced for outstanding letters of credit and subject to maintaining an excess availability reserve of $5.0 million. As at December 31, 2007, the Company’s current borrowing capacity under the Credit Facility is $19.4 million after deduction for outstanding letters of credit of $10.9 million and the excess availability reserve of $5.0 million. The Credit Facility bears interest at the applicable prime rate per annum or LIBOR plus a margin as specified therein per annum and is collateralized by a first priority security interest in all of the current and future assets of the Company. The Credit Facility contains typical affirmative and negative covenants, including covenants that restrict the Company’s ability to: incur certain additional indebtedness; make certain loans, investments or guarantees; pay dividends; make certain asset sales; incur certain liens or other encumbrances; conduct certain transactions with affiliates and enter into certain corporate transactions. In addition, the Credit Facility agreement contains customary events of default, including upon an acquisition or a change of control that may have a material adverse effect on the Company or a guarantor. The Credit Facility also requires the Company to maintain, over a

IMAX CORPORATION

period of time, a minimum level of adjusted earnings before interest, taxes, depreciation and amortization including film asset amortization, stock and non-cash compensation, write downs (recoveries), and asset impairment charges, and other non-cash uses of funds on a trailing four quarter basis calculated quarterly, of not less than $20.0 million (the “EBITDA Requirement”). On November 17, 2007 the Company entered into the Third Amendment to the Credit Facility whereby the EBITDA Requirement was reduced to $15.0 million for the four quarters ended December 31, 2007. On December 5, 2007 the Company entered into the Fourth Amendment to the Credit Facility whereby the EBITDA Requirement was reduced further to $12.5 million for the four quarters ending each of December 31, 2007, March 31, 2008, June 30, 2008 and September 30, 2008. Furthermore, the Company is required to maintain a minimum Cash and Excess Availability (as defined in the Credit Facility) balance of not less than $15.0 million. In the event that the Company’s available borrowing base falls below the amount borrowed against the Credit Facility, the excess above the available borrowing base becomes due upon demand by the lender. If the Credit Facility were to be terminated by either the Company or the lender, the Company would have the ability to pursue another source of financing pursuant to the terms of the Indenture.

The failure to comply with the EBITDA requirement for a single quarter will result in a cash dominion event. Failure to comply for two or more successive quarters results in an event of default.

The Company is in compliance with the EBITDA requirement for December 31, 2007. The calculation, based on the Company’s 2007 reported results is as follows:

Adjusted EBITDA per Credit Facility:

(In thousands of U.S. Dollars)

Net loss	$(26,940)
Add:
Provision for income taxes	472
Interest expense, net of interest income	16,231
Depreciation and amortization including film asset amortization(1)	16,470
Write downs (recoveries) including asset impairments and receivable provisions(1)	6,317
Non cash gain on Providence lease termination	(1,533)
Stock and other non-cash compensation	4,789

$15,806

(1)	See note 19 to the accompanying consolidated financial statements in Item 8.

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

IMAX CORPORATION

Cash and Cash Equivalents

As at December 31, 2007, the Company’s principal sources of liquidity included cash and cash equivalents of $16.9 million, the Credit Facility, trade accounts receivable of $25.5 million and anticipated collection from financing receivables due in the next 12 months of $11.0 million. As at December 31, 2007, the Company has not drawn down on the Credit Facility, and has letters of credit for $10.9 million outstanding secured by the Credit Facility arrangement.

The Company believes that cash flow from operations together with existing cash and borrowing available under the Credit Facility will be sufficient to fund the Company’s business operations, including its strategic initiatives relating to existing joint revenue sharing arrangements and to fund the development of its proprietary digitally-based projection system. The Company similarly believes it will be able to continue to meet customer commitments for at least the 12 month period commencing December 31, 2007. However, the Company’s operating cash flow will be adversely impacted if management’s projections of future signings and installations are not realized. The Company forecasts its short-term liquidity requirements on a quarterly and annual basis. Since the Company’s future cash flows are based on estimates and there may be factors that are outside of the Company’s control (see “Risk Factors” in Item 1A.), there is no guarantee the Company will continue to be able to fund its operations through cash flows from operations. In addition, the Company may require additional cash resources, if future signings with exhibitors are completed under joint revenue sharing arrangements. Under the terms of the Company’s typical sales and sales-type lease agreement, the Company receives substantial cash payments before the Company completes the performance of its obligations. Similarly, the Company receives cash payments for some of its film productions in advance of related cash expenditures.

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

Cash used in operating activities amounted to $6.2 million for the year ended December 31, 2007. Changes in other non-cash operating assets as compared to December 31, 2006 include: a decrease of $6.1 million in financing receivables; a $0.7 million increase in accounts receivable; an increase of $1.6 million in inventories; a $1.2 million decrease in prepaid expenses, which mostly relates to prepaid film print costs which will be expensed over the period to be benefited; and a $3.2 million increase in other assets, which primarily relates to insurance recoveries related to legal proceedings. Changes in other non-cash operating liabilities as compared to December 31, 2006 include: an increase in deferred revenue of $4.8 million related to current year signings and backlog payments thereon, less amounts relieved from deferred revenue related to theater system installations in the year; an increase in accounts payable of $0.9 million and a decrease of $0.9 million in accrued liabilities. Included in accrued liabilities at December 31, 2007, was $27.1 million in respect of accrued pension obligations which are mainly long-term in nature.

Net cash used in investing activities amounted to $0.7 million in 2007, which includes purchases of short-term investments of $6.5 million, proceeds from maturities of short-term investments of $8.6 million, purchases of $2.1 million in property, plant and equipment net of sales proceeds, an increase in other assets of $0.9 million relating to the increase in the cash surrender value of life insurance policies, an increase of other intangible assets of $0.4 million and the Company also received $0.6 million from the sale of its Providence owned and operated theater projection system.

Net cash used in financing activities in 2007 amounted to $1.3 million due to consent costs related to the Senior Notes due 2010 paid of $1.4 million, debt modification fees paid of $0.3 million offset by the issuance of common shares through the exercise of stock options of $0.4 million. In addition to the above-noted debt modification fees, the Company expensed $0.7 million of consent fees through selling, general and administrative expenses. These costs are classified as a use of cash from operating activities.

IMAX CORPORATION

Capital expenditures including the purchase of property, plant and equipment net of sales proceeds and investments in film assets were $13.5 million for the year ended December 31, 2007.

Net cash used by operating activities amounted to $5.8 million in the year ended December 31, 2006. Changes in other non-cash operating assets and liabilities included a decrease in deferred revenue of $3.1 million, an increase in accounts payable and accrued liabilities of $7.5 million, a $2.5 million increase in financing receivables, an increase of $8.6 million in accounts receivable and a decrease in inventories of $0.1 million. Net cash provided by investing activities in the year ended December 31, 2006 amounted to $6.4 million, primarily consisting of $20.9 million invested in short-term investments and $27.0 million received from proceeds from maturities of short-term investments and the Company also received $3.5 million from settlement of a note receivable from discontinued operations. Net cash provided by financing activities in 2006 amounted to $0.3 million due to the issuance of common shares through the exercise of stock options. Capital expenditures including the purchase of property, plant and equipment net of sales proceeds and investments in film assets were $11.9 million in the year ended December 31, 2006.

Letters of Credit and Other Commitments

As at December 31, 2007, the Company has letters of credit of $10.9 million outstanding, of which the entire balance has been secured by the Credit Facility. The Company also has available a $5.0 million facility for performance guarantees and letters of credit through the Bank of Montreal for use solely in conjunction with guarantees fully insured by Export Development Canada. As at December 31, 2007, the Company had $nil million (2006 — $0.6 million) outstanding under this facility.

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

The Senior Notes bear interest at a rate of 9.625% per annum and are unsecured obligations that rank equally with any of the Company’s existing and future senior indebtedness and senior to all of the Company’s existing and future subordinated indebtedness. The payment of principal, premium, if any, and interest on the Senior Notes is unconditionally guaranteed, jointly and severally, by certain of the Company’s wholly-owned subsidiaries. The Senior Notes are subject to redemption for cash by the Company, in whole or in part, at any time on or after December 1, 2007, at redemption prices expressed as percentages of the principal amount for each 12-month period commencing December 1 of the years indicated: 2007 — 104.813%; 2008 — 102.406%; 2009 and thereafter — 100.000%, together with accrued and unpaid interest thereon to the redemption date. If certain changes were to result in the imposition of withholding taxes under Canadian law, the Senior Notes are subject to redemption at the Company’s option, in whole but not in part, at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest to the date of redemption. In the event of a change in control, the Company will be required to make an offer to repurchase the Senior Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. In addition, prior to December 1, 2006, under certain conditions, the Company could have redeemed up to 35% of the Senior Notes with the proceeds of certain equity offerings at 109.625% of the principal amount thereof together with accrued and unpaid interest thereon to the date of redemption.

The terms of the Company’s Senior Notes impose certain restrictions on its operating and financing activities, including certain restrictions on the Company’s ability to: incur certain additional indebtedness; make certain distributions or certain other restricted payments; grant liens; create certain dividend and other payment restrictions

IMAX CORPORATION

affecting the Company’s subsidiaries; sell certain assets or merge with or into other companies; and enter into certain transactions with affiliates. The Company believes these restrictions will not have a material impact on its financial condition or results of operations.

As at December 31, 2007, the Company had outstanding $159.0 million aggregate principal of Registered Senior Notes and $1.0 million aggregate principal of Unregistered Senior Notes.

The terms of the Company’s Senior Notes require that annual and quarterly financial statements are filed with the Trustee within 15 days of the required public company filing deadlines. If these financial reporting covenants are breached then this is considered a default under the terms of the Senior Notes and the Company has 30 days to cure this default, after which the Senior Notes become due and payable.

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

On April 16, 2007 the Company completed a consent solicitation, receiving consents from holders of approximately 60% aggregate principal amount of the Senior Notes (the “Consenting Holders”) to execute a ninth supplemental indenture (the “Supplemental Indenture”) to the Indenture with the Guarantors named therein and U.S. Bank National Association. The Supplemental Indenture waived any defaults existing at such time arising from a failure by the Company to comply with the Indenture’s reporting covenant requiring that annual and quarterly financial statements are filed with the trustee within 15 days of the required public company filing deadlines, and extended until May 31, 2007, or at the Company’s election until June 30, 2007 (the “Covenant Reversion Date”), the date by which the Company’s failure to comply with the reporting covenant shall constitute a default, or be the basis for an event of default under the Indenture. The Company paid consent fees of $1.0 million to the Consenting Holders. On May 30, 2007, the Company provided notice to the holders of the Senior Notes of its election to extend the Covenant Reversion Date to June 30, 2007. The Company paid additional consent fees of $0.5 million to the Consenting Holders. Because the Company did not file its Annual Report on Form 10-K for the year ended December 31, 2006 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 by June 30, 2007, it was in default of the reporting covenant under the Indenture on July 1, 2007, and received notice of such default on July 2, 2007. The Company cured such default under the Indenture, which provides for a 30-day cure period for defaults under the reporting covenant, by filing its 2006 Annual Report on Form 10-K and the first quarter 2007 Form 10-Q by the end of the 30-day cure period.

Rental Obligations

The Company’s total minimum annual rental payments to be made under operating leases as at December 31, 2007 are as follows:

(In thousands of U.S. Dollars)

2008	$5,629
2009	5,356
2010	5,514
2011	5,662
2012	5,691
Thereafter	5,073

$32,925

IMAX CORPORATION

Digital Projection System

On December 7, 2007, the Company announced a significant joint revenue sharing arrangement with AMC for the installation of 100 digital projection systems to be installed between the latter half of 2008 through 2010. The Company has projected that the deal will ultimately double the size of the commercial IMAX theater network in North America and triple the number of IMAX theaters in North American multiplexes, which are the primary target of the Company’s business efforts. In December 2007, the Company announced that it estimates that the AMC agreement will generate $35.0 million in incremental EBITDA and $229.0 million in cumulated cash flow over 10 years, under certain assumptions. The system roll-out is to be implemented in two phases of 50 systems each, with the rollout of the second phase subject to certain performance thresholds that the Company believes will be met.

The Company anticipates meeting the cash requirements needed to manufacture the digital projection systems scheduled for installation in 2008 through a combination of cash inflows from operations and draws on its Credit Facility.

In addition, on March 10, 2008, the Company announced an agreement for 35 digital theater systems (under its traditional sales/sales-type-lease structure) with RACIMEC to be installed in Central and South America and the Caribbean. This is the second largest theater deal in the Company’s history, following on the heels of AMC’s 100 theater North American deal. Under the terms of the agreement, RACIMEC will provide an initial down-payment for the purchase of these theater systems.

Pension and Postretirement Obligations

The Company has a defined benefit pension plan, the SERP, covering its two Co-CEOs. As at December 31, 2007, the Company had an unfunded and accrued projected benefit obligation of approximately $27.1 million (December 31, 2006 - $26.1 million) in respect of the SERP. At the time the Company established the SERP, it also took out life insurance policies on its two Co-CEOs with coverage amounts of $21.5 million in aggregate. The Company intends to use the proceeds of life insurance policies taken on its Co-CEOs to be applied towards the benefits due and payable under the SERP, although there can be no assurance that the Company will ultimately do so. As at December 31, 2007, the cash surrender value of the insurance policies is $5.2 million (December 31, 2006 — $4.3 million).

In July 2000, the Company agreed to maintain health benefits for its two Co-CEOs upon retirement. As at December 31, 2007, the Company had an unfunded benefit obligation of $0.4 million (December 31, 2006 — $0.4 million).

On March 8, 2006, the Company and the Co-CEOs negotiated an amendment effective January 1, 2006 to the SERP covering its two Co-CEOs which reduced the related pension expense to the Company. Under the original terms of the SERP, once benefit payments begin, the benefit is indexed annually to the cost of living and further provides for 100% continuance for life to the surviving spouse. The Company represented by the Independent Directors, who retained Mercer and outside legal counsel to advise them on certain analyses regarding the SERP. Under the terms of the SERP amendment, to reduce the ongoing costs to the Company, the cost of living adjustment and surviving spouse benefits previously owed to the Co-CEOs are each reduced by 50%, subject to a recoupment of a percentage of such benefits upon a change of control of the Company, and the net present value of the reduced benefit payments is accelerated and paid out upon a change of control of the Company. The amendment resulted in a credit to accumulated other comprehensive income of $2.8 million, a reduction of other assets of $3.4 million, and a reduction in the accrued pension liability of $6.2 million. The benefits were 50% vested as at July 2000, the SERP initiation date. The vesting percentage increases on a straight-line basis from inception until age 55. The vesting percentage of a member whose employment terminates other than by voluntary retirement or upon change of control shall be 100%.

On May 4, 2007, the Company amended the SERP to provide for the determination of benefits to be 75% of the member’s best average 60 consecutive months of earnings over the member’s employment history. The actuarial

IMAX CORPORATION

liability was remeasured to reflect this amendment. The amendment resulted in a $1.0 million increase to the pension liability and a corresponding $1.0 million increase to other comprehensive income. As at December 31, 2007, one of the Co-CEO’s benefits was 100% vested while the other Co-CEO’s benefits were approximately 87% vested.

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

CONTRACTUAL OBLIGATIONS

Payments to be made by the Company under contractual obligations are as follows:

	Payments Due by Period
					More Than
(In thousands of U.S. Dollars)	Total	1 Year	2-3 Years	4-5 Years	5 Years

Long-term debt obligations
Principal	$160,000	$—	$160,000	$—	$—
Interest	46,200	15,400	30,800	—	—
Capital lease obligations	313	247	66	—	—
Operating lease obligations	32,925	5,629	10,870	11,353	5,073
Pension obligations	32,135	—	32,135	—	—
Purchase obligations	1,393	289	1,104	—	—

	$272,966	$21,565	$234,975	$11,353	$5,073

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in foreign currency rates. The Company does not use financial instruments for trading or other speculative purposes.

A majority of the Company’s revenue is denominated in U.S. dollars while a significant portion of its costs and expenses are denominated in Canadian dollars. A portion of the Company’s net U.S. dollar cash flows is converted to Canadian dollars to fund Canadian dollar expenses through the spot market. In Japan, the Company has ongoing operating expenses related to its operations. Net Japanese yen cash flows are converted to U.S. dollars through the spot market. The Company also has cash receipts under leases denominated in Japanese yen, Euros and Canadian dollars. In 2007, the Company recorded translation gains of $1.5 million (2006 — $0.2 million) primarily from the receivables associated with leases denominated in Canadian dollars, as the value of the U.S. dollar declined in relation to the Canadian dollar. The decline in the value of the U.S. dollar also had a positive impact on working capital given the appreciation in value of the Canadian dollar, Euro and Japanese yen.

IMAX CORPORATION

Item 8.	Financial Statements and Supplementary Data

************

IMAX CORPORATION

Report of Independent Registered Public Accounting Firm

To the Shareholders of IMAX Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and shareholders’ equity (deficiency) present fairly, in all material respects, the financial position of IMAX Corporation and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as at December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting existed at that date related to:

1. The Company did not maintain adequate controls, including period-end controls, over the analysis and review of revenue recognition for sales and lease transactions in accordance with U.S. GAAP.

2. The Company did not maintain effective controls, including period-end controls, over accounting for film transactions in accordance with U.S. GAAP.

3. The Company did not maintain effective controls, including period-end controls, over accounting for inventories in accordance with U.S. GAAP.

4. The Company did not maintain adequate controls, including period-end controls, over the complete and accurate recording of postretirement benefits other than pensions in accordance with U.S. GAAP.

5. The Company did not maintain adequate controls, including period-end controls, over the complete and accurate recording of transactions related to real estate lease arrangements for owned and operated theaters and corporate offices in accordance with U.S. GAAP.

6. The Company did not maintain effective controls, including period-end controls, over the intraperiod allocation of the provision for income taxes in accordance with U.S. GAAP.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control over Financial Reporting under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2007 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those financial statements. The Company’s management is responsible for these financial statements and the financial statement schedule for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial

IMAX CORPORATION

statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in note 3, the Company changed its accounting policies for stock-based compensation effective January 1, 2006, pension and postretirement benefits in December 2006 and uncertain income tax positions effective January 1, 2007.

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

/s/ PricewaterhouseCoopers LLP
Toronto, Ontario
March 14, 2008

IMAX CORPORATION
CONSOLIDATED BALANCE SHEETS
In accordance with United States Generally Accepted Accounting Principles
(In thousands of U.S. dollars)

	As at December 31,
	2007	2006

Assets
Cash and cash equivalents	$16,901	$25,123
Short-term investments	—	2,115
Accounts receivable, net of allowance for doubtful accounts of $3,045 (2006 — $3,253)	25,505	26,017
Financing receivables (note 4)	59,092	65,878
Inventories (note 5)	22,050	26,913
Prepaid expenses	2,187	3,432
Film assets (note 6)	2,042	1,235
Property, plant and equipment (note 7)	23,708	24,639
Other assets (note 8)	15,093	10,365
Goodwill	39,027	39,027
Other intangible assets (note 10)	2,377	2,547

Total assets	$207,982	$227,291

Liabilities
Accounts payable	$12,300	$11,426
Accrued liabilities (notes 6, 13(c), 14(i), 15(c), 22 and 25)	61,967	58,294
Deferred revenue	59,085	55,803
Senior Notes due 2010 (note 11)	160,000	160,000

Total liabilities	293,352	285,523

Commitments, contingencies and guarantees (notes 13 and 14)
Shareholders’ deficiency
Capital stock (note 15) Common shares — no par value. Authorized — unlimited number. Issued and outstanding — 40,423,074 (2006 — 40,285,574)	122,455	122,024
Other equity	4,088	2,937
Deficit	(213,407)	(184,375)
Accumulated other comprehensive income	1,494	1,182

Total shareholders’ deficiency	(85,370)	(58,232)

Total liabilities and shareholders’ deficiency	$207,982	$227,291

(The accompanying notes are an integral part of these consolidated financial statements)

IMAX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
In accordance with United States Generally Accepted Accounting Principles
(In thousands of U.S. dollars, except per share amounts)

	Years Ended December 31,
	2007	2006	2005

Revenues
Equipment and product sales	$32,500	$49,322	$50,547
Services	69,149	67,222	56,375
Rentals	7,107	5,622	7,631
Finance income	4,649	5,242	4,605
Other revenues	2,427	300	14,318

	115,832	127,708	133,476

Costs of goods sold, services and rentals
Equipment and product sales	21,546	26,008	25,216
Services	50,090	47,183	42,123
Rentals	2,987	1,859	2,507
Other costs of goods sold	50	—	142

	74,673	75,050	69,988

Gross margin	41,159	52,658	63,488
Selling, general and administrative expenses (note 16(b))	44,705	42,527	37,470
Research and development	5,789	3,615	3,224
Amortization of intangibles	547	602	911
Receivable provisions net of (recoveries) (note 17)	1,795	1,066	(1,009)
Asset impairments (note 18)	562	1,029	13

(Loss) earnings from operations	(12,239)	3,819	22,879
Interest income	862	1,036	1,004
Interest expense	(17,093)	(16,759)	(16,875)

(Loss) earnings from continuing operations before income taxes	(28,470)	(11,904)	7,008
Provision for income taxes (note 9)	(472)	(6,218)	(1,130)

Net (loss) earnings from continuing operations	(28,942)	(18,122)	5,878
Net earnings from discontinued operations (note 24(d))	2,002	1,273	1,876

Net (loss) earnings	$(26,940)	$(16,849)	$7,754

(Loss) earnings per share (note 15(d)):
(Loss) earnings per share — basic:
Net (loss) earnings from continuing operations	$(0.72)	$(0.45)	$0.15
Net earnings from discontinued operations	$0.05	$0.03	$0.05

Net (loss) earnings	$(0.67)	$(0.42)	$0.20

(Loss) earnings per share — diluted:
Net (loss) earnings from continuing operations	$(0.72)	$(0.45)	$0.14
Net earnings from discontinued operations	$0.05	$0.03	$0.05

Net (loss) earnings	$(0.67)	$(0.42)	$0.19

(The accompanying notes are an integral part of these consolidated financial statements)

IMAX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
In accordance with United States Generally Accepted Accounting Principles
(In thousands of U.S. dollars)

	Years Ended December 31,
	2007	2006	2005

Cash (used in) provided by:
Operating Activities
Net (loss) earnings	$(26,940)	$(16,849)	$7,754
Net earnings from discontinued operations	(2,002)	(1,273)	(1,876)
Items not involving cash:
Depreciation and amortization (notes 19(c) and 20(a))	17,738	16,872	15,676
Write-downs (recoveries) (notes 19(d) and 20(a))	6,317	3,417	(996)
Change in deferred income taxes	(68)	5,918	—
Stock and other non-cash compensation	4,789	2,885	4,108
Accrued interest on short-term investments	—	(45)	(48)
Foreign currency exchange (gain) loss	(1,175)	(150)	286
Change in cash surrender value of life insurance	(215)	(150)	—
Investment in film assets	(11,381)	(9,884)	(7,665)
Changes in other non-cash operating assets and liabilities (note 19(a))	8,024	(6,325)	(15,044)
Net cash used in operating activities from discontinued operations	(1,308)	(207)	(103)

Net cash (used in) provided by operating activities	(6,221)	(5,791)	2,092

Investing Activities
Purchases of short-term investments	(6,457)	(20,897)	(31,276)
Proceeds from maturities of short-term investments	8,572	26,998	23,153
Purchase of property, plant and equipment, net of proceeds	(2,150)	(1,985)	(1,597)
Acquisition of other assets	(900)	(791)	(750)
Acquisition of other intangible assets	(377)	(448)	(552)
Net cash provided by investing activities from discontinued operations	575	3,493	786

Net cash (used in) provided by investing activities	(737)	6,370	(10,236)

Financing Activities
Common shares issued	420	286	3,633
Financing costs related to Senior Notes due 2010	(1,430)	—	—
Debt modification fees	(284)	—	—

Net cash (used in) provided by financing activities	(1,294)	286	3,633

Effects of exchange rate changes on cash	30	(66)	(129)

(Decrease) increase in cash and cash equivalents, during the year	(8,222)	799	(4,640)
Cash and cash equivalents, beginning of year	25,123	24,324	28,964

Cash and cash equivalents, end of year	$16,901	$25,123	$24,324

(The accompanying notes are an integral part of these consolidated financial statements)

IMAX CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)
In accordance with United States Generally Accepted Accounting Principles
(In thousands of U.S. dollars)

	Number of
	Common				Accumulated
	Shares				Other	Total
	Issued and	Capital	Other		Comprehensive	Shareholders’	Comprehensive
	Outstanding	Stock	Equity	Deficit	Income (Loss)(1)	Deficiency	Income (Loss)

Balance as at December 31, 2004	39,446,964	$116,337	$3,339	$(175,280)	$(939)	$(56,543)
Common shares issued	766,578	3,633	—	—	—	3,633	$—
Net income	—	—	—	7,754	—	7,754	7,754
Paid-in-capital for non-employee stock options granted (note 15(c))	—	—	291	—	—	291	—
Non-employee stock options and warrants exercised	—	1,766	(1,766)	—	—	—	—
Change in minimum pension liability (net of income tax recovery of $nil)	—	—	—	—	(1,189)	(1,189)	(1,189)

							$6,565

Balance as at December 31, 2005	40,213,542	$121,736	$1,864	$(167,526)	$(2,128)	$(46,054)
Common shares issued	72,032	286	—	—	—	286	$—
Net loss	—	—	—	(16,849)	—	(16,849)	(16,849)
Paid-in-capital for non-employee stock options granted (note 15(c))	—	—	283	—	—	283	—
Employee stock options exercised	—	2	(2)	—	—	—	—
Employee stock option expense	—	—	792	—	—	792	—
Adoption of SFAS 158 (net of income tax provision of $253)	—	—	—	—	537	537	—
Change in minimum pension liability (net of income tax provision of $nil)	—	—	—	—	2,773	2,773	2,773

							$(14,076)

Balance as at December 31, 2006	40,285,574	$122,024	$2,937	$(184,375)	$1,182	$(58,232)
Common shares issued	137,500	420	—	—	—	420	$—
Net loss	—	—	—	(26,940)	—	(26,940)	(26,940)
Paid-in-capital for non-employee stock options granted (note 15(c))	—	—	424	—	—	424	—
Employee stock options exercised	—	11	(11)	—	—	—	—
Employee stock option expense	—	—	738	—	—	738	—
Adoption of FIN 48 (note 3)	—	—	—	(2,092)	—	(2,092)	—
Unrecognized prior service costs (net of income tax recovery of $516)	—	—	—	—	(1,081)	(1,081)	(1,081)
Unrecognized actuarial gain (net of income tax provision of $585)	—	—	—	—	1,393	1,393	1,393

							$(26,628)

Balance as at December 31, 2007	40,423,074	$122,455	$4,088	$(213,407)	$1,494	$(85,370)

(1)	Components of accumulated other comprehensive income consist of:

	As at December 31,
	2007	2006

Unrecognized prior service costs on defined benefit pension plan (net of income tax provision of $28, 2006 — $544)	$74	$1,155
Unrecognized actuarial gain (loss) on defined benefit pension plan (net of income tax provision of $294, 2006 — $291 recovery)	775	(618)
Foreign currency translation adjustments	645	645

Accumulated other comprehensive income	$1,494	$1,182

(The accompanying notes are an integral part of these consolidated financial statements.)

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

1.	Description of the Business

IMAX Corporation together with its consolidated wholly-owned subsidiaries (the “Company”) is an entertainment technology company specializing in digital and film-based motion picture technologies, whose principal activities are the:

•	Design, manufacture, sale and lease of proprietary theater systems for IMAX theaters principally owned and operated by commercial and institutional customers located in 39 countries as at December 31, 2007;

•	Placement of theater systems at venues in return for a portion of the theater’s box-office and concession revenue;

•	Production, digital re-mastering, post-production and/or distribution of certain films shown throughout the IMAX theater network;

•	Operation of certain IMAX theaters primarily in the United States and Canada;

•	Provision of other services to the IMAX theater network, including ongoing maintenance and extended warranty services for IMAX theater systems; and

•	Other activities, which includes short term rental of cameras and aftermarket sales of theater system components.

The Company’s revenues from equipment and product sales include the sale and sales-type leasing of its theater systems and sales of their associated parts and accessories, contingent rentals on sales-type leases and contingent additional payments on sales transactions.

The Company’s revenues from services include the provision of maintenance and extended warranty services, digital re-mastering services, film production and film post-production services, film distribution, and the operation of its owned and operated theaters.

The Company’s rentals include revenues from the leasing of its theater systems that are operating leases, contingent rentals on operating leases, joint revenue sharing arrangements and from the rental of the Company’s cameras and camera equipment.

The Company’s finance income represents interest income arising from the sales-type leasing and financed sale of the Company’s theater systems.

The Company’s other revenues include the settlement of contractual obligations with customers.

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

The Company has evaluated its various variable interests to determine whether they are VIEs in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). The Company has five film production companies that are VIEs. As the Company is exposed

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

to the majority of the expected losses for one of the film production companies, the Company has determined that it is the primary beneficiary of this entity. The Company continues to consolidate this entity, with no material impact on the operating results or financial condition of the Company, as this production company has total assets and total liabilities of $nil million as at December 31, 2007 (December 31, 2006 — $nil million). For the other four film production companies which are VIEs, the Company did not consolidate these film entities since it does not bear the majority of the expected losses or expected residual returns. The Company equity accounts for these entities. As at December 31, 2007, these five VIEs have total assets of $0.3 million (December 31, 2006 — $0.4 million) and total liabilities of $0.3 million (December 31, 2006 — $0.4 million). Earnings of the investees included in the Company’s consolidated statement of operations amounted to $nil million for the years ended December 31, 2007, 2006 and 2005, respectively. The carrying value of these investments in VIEs that are not consolidated is $nil million at December 31, 2007 (2006 — $nil million). A loss in value of an investment other than a temporary decline is recognized as a charge to the consolidated statement of operations

All significant intercompany accounts and transactions, including all unrealized intercompany profits on transactions with equity-accounted investees, have been eliminated.

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

Short-term investments have maturities of more than three months and less than one year from the date of purchase. During November 2006, the Company changed the classification of these short-term investments from ’held to maturity’ to ’available for sale’ due to a discretionary sale of an investment (with a carrying value of $6.4 million) prior to its maturity date. The realized gain resulting from that sale was $0.02 million. As a consequence, the Company’s short-term investments are accounted for at fair market value. Prior to November 2006, short-term investments were held at amortized cost and were classified as held to maturity based on the Company’s positive intent and ability to hold the securities to maturity.

The Company invests primarily in Canadian and U.S. government securities and commercial paper rated “A1+” by Standard & Poor’s. Income related to these securities is reported as a component of interest income. At December 31, 2007, the Company had $nil million (2006 — $2.1 million) invested in Canadian government securities and $nil million (2006 — $nil million) invested in U.S. government securities. The Company recorded interest income of $0.1 million (2006 — $0.4 million) from its short-term investments.

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

When the net investment in lease or the financing receivable is impaired, the Company will recognize a provision for the difference between the carrying value in the investment and the present value of expected future cash flows discounted using the effective interest rate for the net investment in the lease or the financing receivable. If the Company expects to recover the theater system, the provision is equal to the excess of the carrying value of the investment over the fair value of the equipment.

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

Inventories are carried at the lower of cost, determined on an average cost basis, and net realizable value except for raw materials, which are carried at the lower of cost and replacement cost. Finished goods and work-in-process include the cost of raw materials, direct labor, theater design costs, and an applicable share of manufacturing overhead costs.

The costs related to theater systems under sales and sales-type lease arrangement are relieved from inventory to costs of goods sold, equipment and product sales when revenue recognition criteria are met. The costs related to theater systems under operating lease arrangements are relieved from inventory to property, plant and equipment when revenue recognition criteria are met.

The Company records provisions for excess and obsolete inventory based upon current estimates of future events and conditions, including the anticipated installation dates for the current backlog of theater system contracts, technological developments, signings in negotiation, growth prospects within the customers’ ultimate marketplace and anticipated market acceptance of the Company’s current and pending theater systems.

Finished goods inventories can contain theater systems for which title has passed to the Company’s customer (as the theater system has been delivered to the customer) but the revenue recognition criteria as discussed in note 2(n) have not been met.

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

(g)	Film Assets

Costs of producing films, including labor, allocated overhead, capitalized interest, and costs of acquiring film rights are recorded as film assets and accounted for in accordance with American Institute of Certified Public Accountants Statement of Position 00-2, “Accounting by Producers or Distributors of Films”. Production financing provided by third parties that acquire substantive rights in the film is recorded as a reduction of the cost of the production. Film assets are amortized and participation costs are accrued using the individual-film-forecast method in the same ratio that current gross revenues bear to current and anticipated future ultimate revenues. Estimates of ultimate revenues are prepared on a title-by-title basis and reviewed regularly by management and revised where necessary to reflect the most current information. Ultimate revenues for films include estimates of revenue over a period not to exceed ten years following the date of initial release.

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

The recoverability of film assets is dependent upon commercial acceptance of the films. If events or circumstances indicate that the fair value of a film asset is less than the unamortized film costs, the film asset is written down to its fair value. The Company determines the fair value of its film assets using a discounted cash flow model.

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

The Company reviews the carrying values of its property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group might not be recoverable. Assets are grouped at the lowest level for which identifiable cash flows are largely independent when testing for, and measuring for, impairment. In performing its review of recoverability, the Company estimates the future cash flows expected to result from the use of the asset or asset group and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the asset or asset group, an impairment loss is recognized in the consolidated statement of operations. Measurement of the impairment loss is based on the excess of the carrying amount of the asset or asset group over the fair value calculated using discounted expected future cash flows. In 2006, the Company adjusted the estimated useful life of some of its projection system components on a prospective basis to reflect the Company’s planned transition to a production-ready digital projector, for a large portion of its commercial theater customer base, resulting in increased depreciation expense of $0.3 million per year until 2010.

A liability for the fair value of an asset retirement obligation associated with the retirement of tangible long-lived assets and the associated asset retirement costs are recognized in the period in which the liability and costs are

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

incurred if a reasonable estimate of fair value can be made using a discounted cash flow model. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently amortized over the asset’s useful life. The liability is accreted over the period to expected cash outflows.

(i)	Other Assets

Other assets include insurance recoveries, the cash surrender value of life insurance policies, deferred charges on debt financing and deferred selling costs that are direct and incremental to the acquisition of sales contracts.

Costs of debt financing are deferred and amortized over the term of the debt.

Selling costs related to an arrangement incurred prior to recognition of the related revenue are deferred and expensed upon (a) recognition of the contract’s theater system revenue or (b) abandonment of the sale arrangement.

(j)	Goodwill

Goodwill represents the excess of purchase price over the fair value of net identifiable assets acquired in a purchase business combination. Goodwill is not subject to amortization and is tested for impairment annually, or more frequently if events or circumstances indicate that the asset might be impaired. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of the reporting unit is estimated using a discounted cash flows approach. If the carrying amount of the reporting unit exceeds its fair value, then a second step is performed to measure the amount of impairment loss, if any. Any impairment loss is expensed in the consolidated statement of operations and is not reversed if the fair value subsequently increases.

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

The Company reviews the carrying values of its other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group might not be recoverable. Assets are grouped at the lowest level for which identifiable cash flows are largely independent when testing for, and measuring for, impairment. In performing its review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset or asset group and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the asset or asset group, an impairment loss is recognized in the consolidated statement of operations. Measurement of the impairment loss is based on the excess of the carrying amount of the asset or asset group over the fair value calculated using discounted expected future cash flows.

(l)	Deferred Revenue

Deferred revenue represents cash received prior to revenue recognition criteria being met for theater system sales or leases, film contracts, maintenance and extended warranty services, film related services and film distribution.

(m)	Income Taxes

Income taxes are accounted for under the liability method whereby deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the accounting and tax

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

bases of assets and liabilities. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates or laws is recognized in the consolidated statement of operations in the period in which the change is enacted. Investment tax credits are recognized as a reduction of income tax expense.

The Company assesses realization of deferred income tax assets and based on all available evidence, concludes whether it is more likely than not that the net deferred income tax assets will be realized. A valuation allowance is provided for the amount of deferred income tax assets not considered to be realizable.

The Company is subject to ongoing tax exposures, examinations and assessments in various jurisdictions. Accordingly, the Company may incur additional tax expense based upon the outcomes of such matters. In addition, when applicable, the Company adjusts tax expense to reflect the Company’s ongoing assessments of such matters which require judgment and can materially increase or decrease its effective rate as well as impact operating results. The Company provides for such exposures in accordance with FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (an Interpretation of FASB Statement No. 109) (“FIN 48”).

(n)	Revenue Recognition

Multiple Element Arrangements

The Company’s revenue arrangements with certain customers may involve multiple elements consisting of a theater system (projector, sound system, screen system and, if applicable, 3D glasses cleaning machine); services associated with the theater system including theater design support, supervision of installation, and projectionist training; a license to use of the IMAX brand; 3D glasses; maintenance and extended warranty services; and licensing of films. The Company evaluates all elements in an arrangement to determine what are considered typical deliverables for accounting purposes and which of the deliverables represent separate units of accounting based on the applicable accounting guidance in Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (“SFAS 13”); FASB Technical Bulletin No. 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance” Contracts (“FTB 90-1”); Statement of Position 00-2, “Accounting by Producers or Distributors of Films” (“SOP 00-2”); and Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). If separate units of accounting are either required under the relevant accounting standards or determined to be applicable under EITF 00-21, the total consideration received or receivable in the arrangement is allocated based on the applicable guidance in the above noted standards.

Theater Systems

The Company has identified the projection system, sound system, screen system and, if applicable, 3D glasses cleaning machine, theater design support, supervision of installation, projectionist training and the use of the IMAX brand to be a single deliverable and a single unit of accounting (the “System Deliverable”). When an arrangement does not include all the elements of a System Deliverable, the elements of the System Deliverable included in the arrangement are considered by the Company to be a single deliverable and a single unit of accounting. The Company is not responsible for the physical installation of the equipment in the customer’s facility; however, the Company supervises the installation by the customer. The customer has the right to use the IMAX brand from the date the Company and the customer enter into an arrangement.

The Company’s System Deliverable arrangements involve either a lease or a sale of the theater system. The consideration in the Company’s arrangements consist of upfront or initial payments made before and after the final installation of the theater system equipment and ongoing payments throughout the term of the lease or over a period of time, as specified in the arrangement. The ongoing payments are the greater of an annual fixed minimum amount or a certain percentage of the theater box-office. Amounts received in excess of the annual fixed minimum amounts

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

are considered contingent payments. The Company’s arrangements are non-cancellable, unless the Company fails to perform its obligations. In the absence of a material default by the Company, there is no right to any remedy for the customer under the Company’s arrangements. If a material default by the Company exists, the customer has the right to terminate the arrangement and seek a refund only if the customer provides notice to the Company of a material default and only if the Company does not cure the default within a specified period.

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

The initial revenue recognized consists of the initial payments received and the present value of any future initial payments and fixed minimum ongoing payments that have been attributed to this unit of accounting. Contingent payments in excess of the fixed minimum ongoing payments are recognized when reported by theater operators, provided collection is reasonably assured.

The Company has also agreed, on occasion, to sell equipment under lease or at the end of a lease term. Consideration agreed to for these lease buyouts is included in revenues from equipment and product sales, when persuasive evidence of an arrangement exists, the fees are fixed or determinable and collectibility is reasonably assured.

In certain sales arrangements for MPX theater systems, the Company provides customers with an option to acquire, for a specified period of time, digital upgrades (each upgrade consisting of a projector, certain sound system components and screen enhancements) at a fixed or variable discount towards a future price of such digital upgrades. The Company also provides customers, in certain cases, with sales arrangements for multiple systems consisting of a combination of MPX theater systems and complete digital theater systems for a specified price. At the current period-end, the Company has not yet established the future price for such digital upgrades or theater systems. Accordingly, the Company defers all consideration received and receivable under such arrangements, except for the amount allocated to maintenance and extended warranty services being provided to the customers for the installed system, until the maximum amount of the discount, if any, and the fair value of digital upgrades or theater systems are determinable or the option expires, if applicable. When the maximum amount of the discount, if any, and the fair value of the digital upgrades or theater systems are determinable, the Company allocates the actual or implied discount between the delivered MPX theater system and the option to acquire the digital upgrade or the digital theater system ordered on a relative fair value basis and recognizes the discounted amount as revenue for the delivered MPX system, provided all of the other conditions for recognition of a theater system are met. The remaining consideration allocated to the digital upgrade or theater system is deferred until all of the conditions required for the recognition of revenue for the sale of a theater system have been met or the option expires, if applicable. Costs related to the installed MPX system for which revenue has not been recognized are included in inventories until the conditions for revenue recognition are met.

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

Lease Arrangements

The Company uses the guidance in EITF Issue No. 01-8, “Determining Whether an Arrangement Contains a Lease” (“EITF 01-8”) to evaluate whether an arrangement is a lease within the scope of SFAS 13. Arrangements not within the scope of SFAS 13 are accounted for either as a sales or services arrangement, as applicable.

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

The initial revenue recognized for sales-type leases consists of the initial payments received and the present value of future initial payments and fixed minimum ongoing payments computed at the interest rate implicit in the lease. Contingent payments in excess of the fixed minimum payments are recognized when reported by theater operators, provided collection is reasonably assured.

For operating leases, initial payments and fixed minimum ongoing payments are recognized as revenue on a straight-line basis over the lease term. For operating leases, the lease term is considered to commence when all of the following conditions have been met: (i) the projector, sound system and screen system have been installed and in full working condition, (ii) the 3D glasses cleaning machine, if applicable, has been delivered, (iii) projectionist training has been completed and (iv) the earlier of (a) receipt of the written customer acceptance certifying the completion of installation and run-in testing of the equipment and the completion of projectionist training or (b) public opening of the theater. Contingent payments in excess of fixed minimum ongoing payments are recognized as revenue when reported by theater operators, provided that collection is reasonably assured.

Joint Revenue Sharing Arrangements

For joint revenue sharing arrangements, where the Company receives a portion of a theater’s box-office and concession revenue in exchange for placing a theater system at the theater operator’s venue, revenue is recognized when reported by the theater operator, provided that collection is reasonably assured. Revenue recognized related to these arrangements for the years ended 2007, 2006 and 2005 included in rental revenue was $2.3 million, $1.1 million and $0.7 million, respectively.

Finance Income

Finance income is recognized over the term of the lease or financed sales receivable, provided that collection is reasonably assured. Finance income recognition ceases when the Company determines that the associated receivable is not recoverable.

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

Cost of Equipment Sold and Rentals

Theater systems and other equipment subject to sales-type leases or sales arrangements includes the cost of the equipment and costs related to project management, design, delivery and installation supervision services as applicable. The costs related to theater systems under sales and sales-type lease arrangements are relieved from inventory to costs of goods sold, equipment and product sales when revenue recognition criteria are met. In addition, the Company defers direct selling costs such as sales commissions as other amounts related to these contracts until the related revenue is recognized. The Company may have warranty obligations at or after the time revenue is recognized which require replacement of certain parts that do not affect the functionality of the theater system or services. The costs for warranty obligations for known issues are accrued as charges to cost of goods sold-equipment and product sales at the time revenue is recognized based on the Company’s past historical experience and cost estimates.

For theater systems and other equipment subject to an operating lease or placed in a theater operators’ venue under a joint revenue sharing arrangement, the cost of equipment is included within property, plant and equipment. Depreciation and impairment losses, if any, are included in cost of rentals based on the accounting policy set out in note 2(h).

Terminations, Consensual Buyouts and Concessions

The Company enters into theater system arrangements with customers that contain customer payment obligations prior to the scheduled installation of the theater system. During the period of time between signing and the installation of the theater system, which may extend several years, certain customers may be unable to, or elect not to, proceed with the theater system installation for a number of reasons including business considerations, or the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the arrangement may be terminated under the default provisions of the arrangement or by mutual agreement between the Company and the customer (a “consensual buyout”). Terminations by default are situations when a customer does not meet the payment obligations under an arrangement and the Company retains the amounts paid by the customer. Under a consensual buyout, the Company and the customer agree, in writing, to a settlement and to release each other of any further obligations under the arrangement or an arbitrated settlement is reached. Any initial payments retained or additional payment received by the Company are recognized as revenue when the settlement arrangements are executed and the cash is received, respectively. These termination and consensual buyout amounts are recognized in Other revenues.

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

The Company may offer certain incentives to customers to complete theater system transactions including payment concessions or free services and products such as film licenses or 3D glasses. Reductions in, and deferral of, payments are taken into account in determining the sales price either by a direct reduction in the sales price or a reduction of payments to be discounted in accordance with SFAS 13 or Accounting Principle Board Opinion No. 21, “Interest on Receivables and Payables” (“APB 21”). Free products and services are accounted for as separate units of accounting.

Maintenance and Extended Warranty Services

Maintenance and extended warranty services may be provided under a multiple element arrangement or as a separately priced contract. Revenues related to these services are deferred and recognized on a straight-line basis over the contract period and are recognized in Services revenues. Maintenance and extended warranty services includes maintenance of the customer’s equipment and replacement parts. Under certain maintenance arrangements, maintenance services may include additional training services to the customer’s technicians. All costs associated with this maintenance and extended warranty program are expensed as incurred. A loss on maintenance and extended warranty services is recognized if the expected cost of providing the services under the contracts exceeds the related deferred revenue.

Film Production and IMAX DMR Services

In certain film arrangements, the Company produces a film financed by third parties whereby the third party retains the copyright and the Company obtains exclusive distribution rights. Under these arrangements, the Company is entitled to receive a fixed fee or to retain as a fee the excess of funding over cost of production (the “production fee”). The third parties receive a portion of the revenues received by the Company on distributing the film which is charged to Costs of services. The production fees are deferred and recognized as a rebate of the cost of the film-based on the ratio of the Company’s distribution revenues recognized in the current period to the ultimate distribution revenues expected from the film.

Revenue from film production services where the Company does not hold the associated distribution rights are recognized in Services revenues when performance of the contractual service is complete, provided there is persuasive evidence of an agreement, the fee is fixed or determinable and collection is reasonably assured.

Revenues from digitally re-mastering (IMAX DMR) films where third parties own or hold the copyrights and the rights to distribute the film are derived in the form of processing fees and recoupments calculated as a percentage of box-office receipts generated from the re-mastered films. Processing fees are recognized as Services revenues when the performance of the related re-mastering service is completed provided there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection is reasonably assured. Recoupments calculated as a percentage of box-office receipts are recognized as Services revenue when reported by the third party that owns or holds the related film rights, provided that collection is reasonably assured.

Losses on film production and IMAX DMR services are recognized as Cost of services in the period when it is determined that the Company’s estimate of total revenues to be realized by the Company will not exceed estimated total production costs to be expended on the film production and the cost of IMAX DMR services.

Film Distribution

Revenue from the licensing of films is recognized in Services revenues when persuasive evidence of a licensing arrangement exists, the film has been completed and delivered, the license period has begun, the fee is

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

fixed or determinable and collection is reasonably assured. When license fees are based on a percentage of box-office receipts, revenue is recognized when reported by exhibitors, provided that collection is reasonably assured.

Film Post-Production Services

Revenues from post-production film services are recognized in Services revenues when performance of the contracted services is complete provided there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection is reasonably assured.

Theater Operations Revenue

The Company recognizes revenue in Services revenues from its owned and operated theaters resulting from box-office ticket and concession sales as tickets are sold, films are shown and upon the sale of various concessions. The sales are cash or credit card transactions with theatergoers based on fixed prices per seat or per concession item.

In addition, the Company enters into commercial arrangements with third party theater owners resulting in the sharing of profits and losses which are recognized in Services revenues when reported by such theaters. The Company also provides management services to certain theaters and recognizes revenue over the term of such services.

Other

Revenues on camera rentals are recognized in Rental revenues over the rental period.

Revenue from the sale of 3D glasses is recognized in Equipment and product sale revenues when the 3D glasses have been delivered to the customer.

Other service revenues are recognized in Service revenues when the performance of contracted services is complete.

(o)	Research and Development

Research and development costs are expensed as incurred and primarily include projector and sound parts, labor, consulting fees, allocation of overheads and other related materials which pertain to the Company’s development of ongoing product and services.

(p)	Foreign Currency Translation

Monetary assets and liabilities of the Company’s operations which are denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the end of the period. Non-monetary items are translated at historical exchange rates. Revenue and expense transactions are translated at exchange rates prevalent at the transaction date. Such exchange gains and losses are included in the determination of earnings in the period in which they arise. Since 2001, the Company has not had any foreign subsidiaries with functional currencies other than the U.S. dollar.

(q)	Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors for employee stock options based on estimated fair values. In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107, “Share-Based Payments”

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

(“SAB 107”), relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

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

For the year beginning January 1, 2006, stock-based compensation expense includes compensation cost for new employee stock-based payment awards granted and employee awards modified, repurchased or cancelled after January 1, 2006. In addition, compensation expense includes the compensation cost, based on the grant-date fair value calculated for pro forma disclosures under SFAS 123, for the portion of awards for which required service had not been rendered that were outstanding as of January 1, 2006. Compensation expense for these employee awards is recognized using the straight-line single-option method. As stock-based compensation expense recognized in 2006 and 2007 is based on awards ultimately expected to vest, it has been adjusted for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if subsequent information indicated that the actual forfeitures are likely to be different from previous estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to 2006, the Company also estimated forfeitures at the time of grant and revised such estimate, if necessary, in subsequent periods.

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

Prior to January 1, 2006, the Company followed the intrinsic value method of accounting for employee stock options as prescribed by APB 25 (see note 15(c)). If the fair value methodology prescribed by SFAS 123 had been adopted by the Company, pro forma results for the years ended December 31, 2005 would have been as follows:

2005

Net earnings	$7,754
Stock-based compensation expense, if the methodology prescribed by SFAS 123 had been adopted	(2,899)

Adjusted net earnings	$4,855

Earnings (loss) per share — basic:
Net earnings	$0.19
SFAS 123 stock-based compensation expense	(0.07)

Adjusted net earnings	$0.12

Earnings (loss) per share — diluted:
Net earnings	$0.18
SFAS 123 stock-based compensation expense	(0.07)

Adjusted net earnings	$0.11

Stock Option Plan

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

Restricted Common Shares and Stock Appreciation Rights

The Company’s restricted common shares and stock appreciation rights have been classified as liabilities in accordance with SFAS 123R. The Company utilizes the Binomial Model to determine the value of these instruments settleable in cash.

Awards to Non-Employees

Stock-based awards for services provided by non-employees are accounted for based on the fair value of the services received or the stock-based award, whichever is more reliably determinable. If the fair value of the stock-based award is used, the fair value is measured at the date of the award and remeasured until the earlier of the date that the Company has a performance commitment from the non-employees, the date performance is completed, or the date the awards vest.

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

(r)	Pension Plans and Postretirement Benefits

The Company has a defined benefit pension plan, the Supplemental Executive Retirement Plan (the “SERP”). As the Company’s SERP is unfunded, as at December 31, 2007, a liability is recognized for the projected benefit obligation.

Assumptions used in computing the defined benefit obligations are regularly reviewed by management in consultation with its actuaries and adjusted for current conditions. As at December 31, 2007, gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefits cost are recognized as a component of other comprehensive income. Amounts recognized in accumulated other comprehensive income including unrecognized gains or losses and prior service costs are adjusted as they are subsequently recognized in the consolidated statement of operations as components of net periodic benefit cost. Prior service costs resulting from the pension plan inception or amendments are amortized over the expected future service life of the employees, cumulative actuarial gains and losses in excess of 10% of the projected benefit obligation are amortized over the expected average remaining service life of the employees, and current service costs are expensed when earned. The remaining weighted average future service life of the employees for the year ended December 31, 2007 was 2.29 years

For defined contribution pension plans, amounts contributed by the Company are recorded as an expense.

A liability is recognized for the unfunded accumulated benefit obligation of the postretirement benefits plan. Assumptions used in computing the accumulated benefit obligation are reviewed by management in consultation with its actuaries and adjusted for current conditions. Current service cost is recognized as earned and actuarial gains and losses are recognized in the consolidated statement of operations immediately.

(s)	Guarantees

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of certain guarantees. Disclosures as required under FIN 45 have been included in note 14(i).

3.	Accounting Changes

As noted in note 2(q), the Company has changed its method of accounting for stock-based compensation by adopting SFAS 123R on January 1, 2006, using the modified prospective transition method.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (an interpretation of FASB Statement No. 109) (“FIN 48”). This interpretation prescribes a more likely than not recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of a tax position, classification of a liability for unrecognized tax benefits, accounting for interest and penalties, accounting in interim periods, and expanded income tax disclosures. FIN 48 was effective for the Company on January 1, 2007. The cumulative effect of the change in accounting principle recorded in the first quarter of 2007 upon adoption of FIN 48 was an increase to the tax liability of $2.1 million and a charge to opening deficit.

The FASB also issued in September 2006 Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (an amendment of FASB Statements No. 87, 88, 106 and 132R) (“SFAS 158”). This standard requires recognition of the unfunded status of a defined benefit plan in the statement of financial position, recognition in other comprehensive income of certain actuarial gains and losses and past service costs that arise during the period but are not recognized in the consolidated statement of operations and the addition of certain disclosures. In addition, SFAS 158 requires all benefit

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

obligations to be measured at the Company’s year-end date. The recognition and disclosure elements are effective as of the end of the Company’s 2006 year-end and the measurement elements are effective for fiscal years ending after December 15, 2008. The Company’s current measurement date for its defined benefit plans is December 31. Adoption of SFAS 158 in 2006 has resulted in a credit of $0.8 million less an income tax provision of $0.3 million to accumulated other comprehensive income, which represents unrecognized prior service credits of $1.7 million and net actuarial losses of $0.9 million at December 31, 2006 and a decrease in the accrued liabilities of $0.8 related to the accrued benefit cost.

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

4.	Financing Receivables

(a)	General Terms of Lease Arrangements

A substantial majority of the Company’s leases are classified as sales-type leases. Certain arrangements that are legal sales are also classified as sales-type leases as certain clauses within the arrangements limit transfer of title or provide the Company with conditional rights to the system. The customer’s rights under the Company’s lease arrangements are described in note 2 (n). The Company classifies its lease arrangements at inception of the arrangement and, if required, after a modification of the lease arrangement, to determine whether they are sales-type leases or operating leases. Under the Company’s lease arrangements, the customer has the ability and the right to operate the hardware components or direct others to operate them in a manner determined by the customer. The Company’s lease terms are typically non-cancellable for 10 to 20 years with renewal provisions. Except for those sales arrangements that are classified as sales-type leases, the Company’s leases generally do not contain an automatic transfer of title at the end of the lease term. The Company’s lease arrangements do not contain a guarantee of residual value at the end of the lease term. The customer is required to pay for executory costs such as insurance and taxes and is required to pay the Company for maintenance and extended warranty generally after the first year of the lease until the end of the lease term. The customer is responsible for obtaining insurance coverage for the theater systems commencing on the date specified in the arrangement’s shipping terms and ending on the date the theater systems are delivered back to the Company.

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

(b)	Net Carrying Value of Financing Receivables

Financing receivables, consisting of net investment in sales-type leases and receivables from the financed sales of its theater systems, are as follows:

	As at December 31,
	2007	2006

Gross minimum lease amounts receivable	$79,878	$89,343
Residual value of equipment	—	368
Unearned finance income	(26,387)	(31,182)

Present value of minimum lease amounts receivable	53,491	58,529
Accumulated allowance for uncollectible amounts	(4,152)	(2,445)

Net investment in sales-type leases	49,339	56,084

Gross receivables from financed sales	14,949	14,268
Unearned finance income	(5,196)	(4,474)

Present value of financed sales receivable	9,753	9,794

Total financing receivables	$59,092	$65,878

Present value of financed sales receivable due within one year	$1,528	$1,886
Present value of financed sales receivable due after one year	$8,225	$7,908

In 2007 the financed sales receivable had a weighted average effective interest rate of 9.4% (2006  — 8.3%).

(c)	Contingent Payments

Contingent payments are received from customers under various arrangements as follows:

	Years Ended December 31,
	2007	2006	2005

Sales	$203	$319	$319
Sales-type leases	1,231	856	1,180
Operating leases	2,320	1,834	4,407
Joint revenue sharing arrangements	2,343	1,107	666

	$6,097	$4,116	$6,572

(d)	Future Minimum Rental Payments

Future minimum rental payments receivable from operating and sales-type leases at December 31, 2007, for each of the next five years are as follows:

	Operating Leases	Sales-Type Leases

2008	$1,346	$8,659
2009	1,401	8,462
2010	1,309	8,378
2011	1,267	7,316
2012	1,213	5,954
Thereafter	6,225	38,090

Total	$12,761	$76,859

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

Total future minimum rental payments from sales-type leases at December 31, 2007 exclude $3.2 million which represents amounts billed but not yet received.

5.	Inventories

	Years Ended December 31,
	2007	2006

Raw materials	$7,067	$11,504
Work-in-process	2,091	2,677
Finished goods	12,892	12,732

	$22,050	$26,913

At December 31, 2007, finished goods inventory for which title had passed to the customer and revenue was deferred amounted to $3.2 million (2006 — $0.4 million).

Inventories at December 31, 2007 includes provisions for excess and obsolete inventory based upon current estimates of net realizable value considering future events and conditions of $4.3 million (2006 — $0.6 million).

6.	Film Assets

	Years Ended December 31,
	2007	2006

Completed and released films, net of accumulated amortization of	$1,041	$1,050
$25,710 (2006 — $15,181)
Films in production	884	40
Films in development	117	145

	$2,042	$1,235

The Company expects to amortize film costs of $1.0 million for released films within three years from December 31, 2007 (December 31, 2006 — $1.0 million). The amount of participation payments to third parties related to these films that the Company expects to pay during 2008 is $2.6 million.

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

7.	Property, Plant and Equipment

	As at December 31, 2007
		Accumulated
	Cost	Depreciation	Net Book Value

Equipment leased or held for use
Theater system components(1)(2)	$33,149	$25,059	$8,090
Camera equipment	5,973	5,947	26

	39,122	31,006	8,116

Assets under construction	519	—	519

Other property, plant and equipment
Land	1,593	—	1,593
Buildings	14,723	7,401	7,322
Office and production equipment(3)	25,835	23,077	2,758
Leasehold improvements	8,153	4,753	3,400

	50,304	35,231	15,073

	$89,945	$66,237	$23,708

	As at December 31, 2006
		Accumulated
	Cost	Depreciation	Net Book Value

Equipment leased or held for use
Theater system components(1)(2)	$30,853	$22,843	$8,010
Camera equipment	5,954	5,924	30

	36,807	28,767	8,040

Assets under construction	10	—	10

Other property, plant and equipment
Land	1,593	—	1,593
Buildings	14,723	6,899	7,824
Office and production equipment(3)	24,560	21,496	3,064
Leasehold improvements	8,144	4,036	4,108

	49,020	32,431	16,589

	$85,837	$61,198	$24,639

(1)	Included in theater system components are assets with costs of $24.1 million (2006 — $24.9 million) and accumulated depreciation of $21.0 million (2006 — $20.1 million) that are leased to customers under operating leases.

(2)	Included in theater system components are assets with costs of $4.8 million (2006 — $2.0 million) and accumulated depreciation of $1.0 million (2006 — $0.2 million) that are used in joint revenue sharing arrangements.

(3)	Included in office and production equipment are assets under capital lease with costs of $1.3 million (2006 — $1.4 million) and accumulated depreciation of $0.9 million (2006 — $0.9 million).

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

8.	Other Assets

	As at December 31,
	2007	2006

Cash surrender value of life insurance policies	$5,219	$4,255
Deferred charges on debt financing	4,165	3,719
Commissions and other deferred selling expenses	2,933	2,391
Insurance recoveries	2,625	—
Other	151	—

	$15,093	$10,365

9.	Income Taxes

(a) (Loss) earnings from continuing operations before income taxes by tax jurisdiction are comprised of the following:

	Years Ended December 31
	2007	2006	2005

Canada	$(30,791)	$(14,632)	$6,690
United States	1,897	2,576	408
Other	424	152	(90)

	$(28,470)	$(11,904)	$7,008

(b) The provision for income taxes related to income from continuing operations is comprised of the following:

	Years Ended December 31
	2007	2006	2005

Current:
Canada	$(384)	$(299)	$(1,130)
Foreign	(156)	(1)	—

	(540)	(300)	(1,130)

Deferred:
Canada	68	(5,918)	52
Foreign	—	—	(52)

	68	(5,918)	—

	$(472)	$(6,218)	$(1,130)

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

(c) The (provision for) recovery of income taxes from continuing operations differs from the amount that would have resulted by applying the combined Canadian federal and provincial statutory income tax rates to earnings (losses) due to the following:

	Years Ended December 31,
	2007	2006	2005

Income tax recovery (provision for) at combined statutory rates	$10,283	$4,219	$(2,499)
Adjustments resulting from:
Non-taxable portion of capital gains and losses	(978)	—	—
Non-deductible interest and penalties	(75)	(31)	(137)
Non-deductible stock based compensation	(504)	(328)	(102)
Other non-deductible items	(113)	(89)	(144)
Decrease (increase) in valuation allowance	3,962	(7,742)	492
Large corporations tax and other taxes	252	—	(248)
Income tax at different rates in foreign and other provincial jurisdictions	(757)	(526)	(16)
Impact of changes in enacted tax rates of reversal on current year losses	(2,172)	—	—
Carryforward (utilization) of investment and other tax credits (non-refundable)	981	(153)	202
Tax recoveries through loss and tax credit carrybacks	—	7	158
Effect of changes in legislation and enacted tax rate reductions	(6,533)	(2,392)	—
Changes to deferred tax assets and liabilities resulting from audit and other tax return adjustments	(1,499)	856	987
Changes to deferred tax assets and liabilities resulting from foreign exchange	(3,277)	—	—
Other	(42)	(39)	177

Provision for income taxes, as reported	$(472)	$(6,218)	$(1,130)

(d) The net deferred income tax asset is comprised of the following:

	As at December 31,
	2007	2006

Net operating loss carryforwards	$14,701	$13,256
Net capital loss carryforwards	5,892	2,249
Investment tax credit and other tax credit carryforwards	4,134	2,457
Write-downs of other assets	716	833
Excess tax over accounting basis in property, plant and equipment and inventories	33,678	40,921
Accrued pension liability	8,045	7,676
Other accrued reserves	3,328	4,452
Other	—	8

Total deferred income tax assets	70,494	71,852
Income recognition on net investment in leases	(13,730)	(14,462)
Accrued gain for tax purposes on Senior Notes due to foreign exchange	(6,772)	(2,788)

	49,992	54,602
Valuation allowance	(49,992)	(54,602)

Net deferred income tax asset	$—	$—

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

Certain amounts for 2006 have been changed to conform to the 2007 presentation.

(e) Estimated net operating loss carryforwards and estimated tax credit carryforwards expire as follows:

	Investment Tax
	Credits and Other	Net Operating
	Tax Credit	Loss
	Carryforwards	Carryforwards

2008	$435	$383
2009	710	26
2010	193	67
2011	265	—
2012	156	—
Thereafter	3,261	38,028

	$5,020	$38,504

Estimated net operating loss carryforwards can be carried forward to reduce taxable income through to 2027. Estimated capital loss carryforwards amount to $42.9 million as at December 31, 2007 (2006 - $14.0 million) and can be carried forward indefinitely to reduce capital gains. Investment tax credits and other tax credits can be carried forward to reduce income taxes payable through to 2027.

(f) Uncertain tax positions

In connection with the Company’s adoption of FIN 48, as of January 1, 2007, the Company recorded a net increase to its deficit of $2.1 million (including approximately $0.9 million related to accrued interest and penalties) related to the measurement of potential international withholding tax requirements and a decrease in reserves for income taxes. As of December 31, 2007 and January 1, 2007, the Company had total unrecognized tax benefits (including interest and penalties) of $4.0 million and $3.7 million, respectively, comprised of (i) $4.0 million and $3.5 million, respectively, for international withholding taxes and (ii) $nil and $0.2 million, respectively, related to Large Corporations Tax. All of the unrecognized tax benefits could impact the Company’s effective tax rate if recognized. The Company does not expect that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date. While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could differ from the Company’s accrued position. Accordingly, additional provisions on federal, provincial, state and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) is as follows:

(In thousands of U.S. Dollars)

Balance at January 1, 2007	$2,812
Additions based on tax positions related to the current year	599
Additions for tax positions of prior years	125
Reductions for tax positions of prior years	(162)
Settlements	—
Reductions resulting from lapse of applicable statute of limitations	(383)

Balance at December 31, 2007	$2,991

Consistent with its historical financial reporting, the Company has classified interest and penalties related to income tax liabilities, when applicable, as part of interest expense in its Consolidated Statements of Operations rather than income tax expense. The Company recognized approximately $0.1 million in potential interest and penalties associated with unrecognized tax benefits for the year ended December 31, 2007.

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

The number of years with open tax audits varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions include Canada, the province of Ontario and the United States (including multiple states). The Provincial taxation authorities of Ontario have recently concluded examination of the Company’s provincial income tax returns for 2001 — 2005, which resulted in tax recoveries which has been recorded to both, selling, general and administrative expenses ($1.6 million) and current income tax provision ($0.6 million).

The Company’s 2002 through 2007 tax years remain subject to examination by the IRS for U.S. federal tax purposes, and the 2003 through 2007 tax years remain subject to examination by the appropriate governmental agencies for Canadian federal tax purposes.

10.	Other Intangible Assets

	As at December 31, 2007
		Accumulated
	Cost	Amortization	Net Book Value

Patents and trademarks	$5,927	$3,621	$2,306
Intellectual property rights	100	29	71
Other	250	250	—

	$6,277	$3,900	$2,377

	As at December 31, 2006
		Accumulated
	Cost	Amortization	Net Book Value

Patents and trademarks	$5,550	$3,084	$2,466
Intellectual property rights	100	19	81
Other	250	250	—

	$5,900	$3,353	$2,547

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

As at December 31, 2007, the Company had outstanding $159.0 million (2006 — $159.0 million) aggregate principal of Registered Senior Notes and $1.0 million (2006 — $1.0 million) aggregate principal of Unregistered Senior Notes.

The terms of the Company’s Senior Notes require that annual and quarterly financial statements are filed with the Trustee within 15 days of the required public company filing deadlines. If these financial reporting covenants are breached then this is considered a default under the terms of the Senior Notes and the Company has 30 days to cure this default, after which the Senior Notes become due and payable.

In March 2007, the Company delayed the filing of its Annual Report on Form 10-K for the year ended December 31, 2006 beyond the required public company filing deadline due to the discovery of certain accounting errors, broadened its accounting review to include certain other accounting matters based on comments received by the Company from the SEC and the Ontario Securities Commission (the “OSC”), and ultimately restated financial statements for certain periods. The filing delay resulted in the Company being in default of a financial reporting covenant under the indenture dated as at December 4, 2003, and as thereafter amended and supplemented, governing the Company’s Senior Notes due 2010 (the “Indenture”).

On April 16, 2007 the Company completed a consent solicitation, receiving consents from holders of approximately 60% aggregate principal amount of the Senior Notes (the “Consenting Holders”) to execute a ninth supplemental indenture (the “Supplemental Indenture”) to the Indenture with the Guarantors named therein and U.S. Bank National Association. The Supplemental Indenture waived any defaults existing at such time arising from a failure by the Company to comply with the Indenture’s reporting covenant requiring that annual and quarterly financial statements are filed with the trustee within 15 days of the required public company filing deadlines, and extended until May 31, 2007, or at the Company’s election until June 30, 2007 (the “Covenant Reversion Date”), the date by which the Company’s failure to comply with the reporting covenant shall constitute a default, or be the basis for an event of default under the Indenture. The Company paid consent fees of $1.0 million to the Consenting Holders. On May 30, 2007, the Company provided notice to the holders of the Senior Notes of its election to extend the Covenant Reversion Date to June 30, 2007. The Company paid additional consent fees of $0.5 million to the Consenting Holders. Because the Company did not file its Annual Report on Form 10-K for the year ended December 31, 2006 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 by June 30, 2007, it was in default of the reporting covenant under the Indenture on July 1, 2007, and received notice of such default on July 2, 2007. The Company cured such default under the Indenture by filing its 2006 Annual Report on Form 10-K and first quarter 2007 Form 10-Q on July 20, 2007. See note 14(f) for more information.

12.	Credit Facility

Under the Indenture governing the Company’s Senior Notes, the Company is permitted to incur indebtedness pursuant to a credit agreement, or the refinancing or replacement of a credit facility, provided that the aggregate principal amount of indebtedness thereunder outstanding at any time does not exceed the greater of (a) $30.0 million minus the amount of any such indebtedness retired with the proceeds of an Asset Sale (as defined in the Indenture)

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

and (b) 15% of Total Assets (as defined in the Indenture) of the Company. Amongst other indebtedness, the Indenture also permits the Company to incur indebtedness solely in respect of performance, surety or appeal bonds, letters of credit and letters of guarantee as required in the ordinary course of business in accordance with customary industry practices. On February 6, 2004, the Company entered into a Loan Agreement for a secured revolving credit facility as amended on June 30, 2005 and as further amended by the Second Amendment to the Loan Agreement which was entered into with effect from May 16, 2006 (the “Credit Facility”). The Credit Facility is a revolving credit facility expiring on October 31, 2009 with an optional one year renewal thereafter contingent upon approval by the lender, permitting maximum aggregate borrowings equal to the lesser of (i) $40.0 million, (ii) a collateral calculation based on percentages of the book values for the Company’s net investment in sales-type leases, financing receivables, finished goods inventory allocated to backlog contracts and the appraised values of the expected future cash flows related to operating leases and of the Company’s owned real property, reduced by certain accruals and accounts payable and (iii) a minimum level of trailing cash collections in the preceding twenty — six week period ($68.8 million as at December 31, 2007), reduced for outstanding letters of credit and subject to maintaining an excess availability reserve of $5.0 million. As at December 31, 2007, the Company’s current borrowing capacity under the Credit Facility is $19.4 million after deduction for outstanding letters of credit of $10.9 million and the excess availability reserve of $5.0 million. The Credit Facility bears interest at the applicable prime rate per annum or LIBOR plus a margin as specified therein per annum and is collateralized by a first priority security interest in all of the current and future assets of the Company. The Credit Facility contains typical affirmative and negative covenants, including covenants that restrict the Company’s ability to: incur certain additional indebtedness; make certain loans, investments or guarantees; pay dividends; make certain asset sales; incur certain liens or other encumbrances; conduct certain transactions with affiliates and enter into certain corporate transactions. In addition, the Credit Facility agreement contains customary events of default, including upon an acquisition or a change of control that may have a material adverse effect on the Company or a guarantor. The Credit Facility also requires the Company to maintain, over a period of time, a minimum level of adjusted earnings before interest, taxes, depreciation and amortization including film asset amortization, stock and non-cash compensation, write downs (recoveries), and asset impairment charges, and other non-cash uses of funds on a trailing four quarter basis calculated quarterly, of not less than $20.0 million (the “EBITDA Requirement”). On November 7, 2007 the Company entered into the Third Amendment to the Credit Facility whereby the EBITDA Requirement was reduced to $15.0 million for the four quarters ending December 31, 2007. On December 5, 2007 the Company entered into the Fourth Amendment to the Credit Facility whereby the EBITDA Requirement was reduced further to $12.5 million for the four quarters ending each of December 31, 2007, March 31, 2008, June 30, 2008 and September 30, 2008. Furthermore, the Company is required to maintain a minimum Cash and Excess Availability (as defined in the Credit Facility) balance of not less than $15.0 million. In the event that the Company’s available borrowing base falls below the amount borrowed against the Credit Facility or the Cash and Excess Availability falls below $15.0 million, the excess above the available borrowing base becomes due upon demand by the lender. If the Credit Facility were to be terminated by either the Company or the lender, the Company would have the ability to pursue another source of financing pursuant to the terms of the Indenture.

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

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

The Company cured such default under the Indenture by filing its 2006 Annual Report on Form 10-K and first quarter 2007 Form 10-Q on July 20, 2007.

13.	Commitments

(a) The Company’s lease commitments consist of rent and equipment under operating leases. The Company accounts for any incentives provided over the term of the lease. Total minimum annual rental payments to be made by the Company under operating leases are as follows:

2008	$5,629
2009	5,356
2010	5,514
2011	5,662
2012	5,691
Thereafter	5,073

$32,925

Rent expense was $5.7 million for 2007 (2006 — $5.2 million, 2005 — $4.9 million), net of sublease rental of $0.8 million (2006 — $0.7 million, 2005 — $0.6 million).

Recorded in accrued liabilities balance as at December 31, 2007 is $6.6 million (2006 — $9.6 million) related to the Company’s real estate arrangements.

Purchase obligations as at December 31, 2007, was $1.4 million (2006 — $nil million).

(b) As at December 31, 2007, the Company has letters of credit of $10.9 million outstanding, of which the entire balance has been secured by the Credit Facility. The Company also has available a $5.0 million facility for performance guarantees and letters of credit through the Bank of Montreal for use solely in conjunction with guarantees fully insured by Export Development Canada. As at December 31, 2007, the Company had $nil million (2006 — $0.6 million) outstanding under this facility.

(c) The Company compensates its sales force with both fixed and variable compensation. Commissions on the sale or lease of the Company’s theater systems are payable in graduated amounts from the time of collection of the customer’s first payment to the Company up to the collection of the customer’s last initial payment. At December 31, 2007, $0.2 million (2006 - $0.3 million, 2005 — $0.4 million) of commissions will be payable in future periods if the Company collects its initial payments as anticipated.

14.	Contingencies and Guarantees

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

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

(a) In March 2005, the Company, together with Three-Dimensional Media Group, Ltd. (“3DMG”), filed a complaint in the U.S. District Court for the Central District of California, Western Division, against In-Three, Inc. (“In-Three”) alleging patent infringement. On March 10, 2006, the Company and In-Three entered into a settlement agreement settling the dispute between the Company and In-Three. On June 12, 2006, the U.S. District Court for the Central District of California, Western Division, entered a stay in the proceedings against In-Three pending the arbitration of disputes between the Company and 3DMG. Arbitration was initiated by the Company against 3DMG on May 15, 2006 before the International Centre for Dispute Resolution in New York, alleging breaches of the license and consulting agreements between the Company and 3DMG. On June 15, 2006, 3DMG filed an answer denying any breaches and asserting counterclaims that the Company breached the parties’ license agreement. On June 21, 2007, the Arbitration Panel unanimously denied 3DMG’s Motion for Summary Judgment filed on April 11, 2007 concerning the Company’s claims and 3DMG’s counterclaims. On October 5, 2007, 3DMG amended its counterclaims and added counterclaims from UNIPAT.ORG relating to fees allegedly owed to UNIPAT.ORG by the Company. An evidentiary hearing on liability issues has been set for June 2008 with further proceedings on damages issues to be scheduled if and when necessary. The Company will continue to pursue its claims vigorously and believes that all allegations made by 3DMG are without merit. The Company further believes that the amount of loss, if any, suffered in connection with the counterclaims would not have a material impact on the financial position or operations of the Company, although no assurance can be given with respect to the ultimate outcome of the arbitration.

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

(d) The Company and certain of its officers and directors were named as defendants in eight purported class action lawsuits filed between August 11, 2006 and September 18, 2006, alleging violations of U.S. federal securities laws. These eight actions were filed in the U.S. District Court for the Southern District of New York. On January 18, 2007, the Court consolidated all eight class action lawsuits and appointed Westchester Capital Management, Inc. as the lead plaintiff and Abbey Spanier Rodd & Abrams, LLP as lead plaintiff’s counsel. On October 2, 2007, plaintiffs

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

filed a consolidated amended class action complaint. The amended complaint, brought on behalf of shareholders who purchased the Company’s common stock between February 27, 2003 and July 20, 2007, alleges primarily that the defendants engaged in securities fraud by disseminating materially false and misleading statements during the class period regarding the Company’s revenue recognition of theater system installations, and failing to disclose material information concerning the Company’s revenue recognition practices. The amended complaint also added PricewaterhouseCoopers LLP, the Company’s auditors, as a defendant. The lawsuit seeks unspecified compensatory damages, costs, and expenses. The defendants filed a motion to dismiss the amended complaint on December 10, 2007, which is still pending. Plaintiffs filed their opposition to this motion on January 22, 2008. Defendants submitted a reply to plaintiffs’ opposition on February 11, 2008. The lawsuit is at a very early stage and as a result the Company is not able to estimate a potential loss exposure. The Company will vigorously defend the matter, although no assurances can be given with respect to the outcome of such proceedings. The Company’s directors and officers insurance policy provides for reimbursement for costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits and deductibles.

(e) A class action lawsuit was filed on September 20, 2006 in the Ontario Superior Court of Justice against the Company and certain of its officers and directors, alleging violations of Canadian securities laws. This lawsuit was brought on behalf of shareholders who acquired the Company’s securities between February 17, 2006 and August 9, 2006. A hearing regarding the combined leave to amend and certification motions has been scheduled for the week of June 2, 2008. The lawsuit is in a very early stage and seeks unspecified compensatory and punitive damages, as well as costs and expenses. As a result, the Company is unable to estimate a potential loss exposure. The Company believes the allegations made against it in the statement of claim are meritless and will vigorously defend the matter, although no assurance can be given with respect to the ultimate outcome of such proceedings. The Company’s directors and officers insurance policy provides for reimbursement for costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits and deductibles.

(f) On September 7, 2007, Catalyst Fund Limited Partnership II (“Catalyst”), a holder of the Company’s Senior Notes (“Catalyst”), commenced an application against the Company in the Ontario Superior Court of Justice for a declaration of oppression pursuant to sections 229 and 241 of the Canada Business Corporations Act (“CBCA”) and for a declaration that the Company is in default of the Indenture governing its Senior Notes. The allegations of oppression are substantially the same as allegations Catalyst made in a May 10, 2007 complaint filed against the Company in the Supreme Court of the State of New York, and subsequently withdrawn on October 12, 2007, wherein Catalyst challenged the validity of the consent solicitation through which the Company requested and obtained a waiver of any and all defaults arising from a failure to comply with the reporting covenant under the Indenture and alleged common law fraud. Catalyst has also requested the appointment of an inspector and an order that an investigation be carried out pursuant to section 229 of the CBCA. In addition, between March 2007 and October 2007, Catalyst sent the Company eight purported notices of default or acceleration under the Indenture. It is the Company’s position that no event of default (as that term is defined in the Indenture) has occurred under the Indenture and, accordingly, that Catalyst’s purported acceleration notice is of no force or effect. The hearing date has not yet been finalized by the Court. At this stage of the litigation, the Company is not able to estimate a potential loss exposure. The Company believes this application is entirely without merit and plans to contest it vigorously and seek costs from Catalyst, although no assurances can be given with respect to the outcome of the proceedings. The Company’s directors and officers insurance policy provides for reimbursement for costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits and deductibles.

(g) In a related matter, on December 21, 2007, U.S. Bank National Association, trustee under the Indenture, filed a complaint in the Supreme Court of the State of New York against the Company and Catalyst, requesting a declaration that the theory of default asserted by Catalyst before the Ontario Superior Court of Justice is without merit and further that Catalyst has failed to satisfy certain prerequisites to bondholder action, which are contained in

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

the Indenture (the “U.S. Bank’s New York Action”). The litigation is at a preliminary stage and, as a result, the Company is unable to comment on the outcome of the proceedings. At this stage of the litigation, the Company is not able to estimate the potential loss exposure, if any. As a result of this action, on January 10, 2008, the Company filed a motion with the Ontario Superior Court of Justice seeking a stay of all or part of the action Catalyst initiated before that court. On February 22, 2008, Catalyst filed a Verified Answer to U.S. Bank’s New York Action and Cross-Claims against IMAX in the same proceeding. Catalyst’s Cross-Claims repeat the allegations and seek substantially the same relief as in Catalyst’s application in the Ontario Superior Court of Justice and as were raised in Catalyst’s May 10, 2007 complaint filed against the Company in the Supreme Court of the State of New York.

(h) In addition to the matters described above, the Company is currently involved in other legal proceedings which, in the opinion of the Company’s management, will not materially affect the Company’s financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such proceedings.

(i) In the normal course of business, the Company enters into agreements that may contain features that meet the FIN 45 definition of a guarantee. FIN 45 defines a guarantee to be a contract (including an indemnity) that contingently requires the Company to make payments (either in cash, financial instruments, other assets, shares of its stock or provision of services) to a third party based on (a) changes in an underlying interest rate, foreign exchange rate, equity or commodity instrument, index or other variable, that is related to an asset, a liability or an equity security of the counterparty, (b) failure of another party to perform under an obligating agreement or (c) failure of another third party to pay its indebtedness when due.

Financial Guarantees

The Company has provided no significant financial guarantees to third parties.

Product Warranties

The following summarizes the accrual for product warranties that was recorded as part of accrued liabilities in the consolidated balance sheets:

	As at December 31,
	2007	2006

Balance at the beginning of the year	$38	$119
Payments	(140)	(154)
Warranties issued	104	38
Revisions	24	35

Balance at the end of the year	$26	$38

Director/Officer Indemnifications

The Company’s General By-law contains an indemnification of its directors/officers, former directors/officers and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amount actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the consolidated balance sheet as at December 31, 2007 with respect to this indemnity.

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

Other Indemnification Agreements

In the normal course of the Company’s operations, the Company provides indemnifications to counterparties in transactions such as: theater system lease and sale agreements and the supervision of installation or servicing of the theater systems; film production, exhibition and distribution agreements; real property lease agreements; and employment agreements. These indemnification agreements require the Company to compensate the counterparties for costs incurred as a result of litigation claims that may be suffered by the counterparty as a consequence of the transaction or the Company’s breach or non-performance under these agreements. While the terms of these indemnification agreements vary based upon the contract, they normally extend for the life of the agreements. A small number of agreements do not provide for any limit on the maximum potential amount of indemnification however, virtually all of the Company’s system lease and sale agreements limit such maximum potential liability to the purchase price of the system. The fact that the maximum potential amount of indemnification required by the Company is not specified in some cases prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. Historically, the Company has not made any significant payments under such indemnifications and no amount has been accrued in the accompanying consolidated financial statements with respect to the contingent aspect of these indemnities.

15.	Capital Stock

(a)	Authorized

Common Shares

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

In 2007, the Company issued 137,500 (2006 — 72,032, 2005 — 685,706) common shares pursuant to the exercise of stock options for cash proceeds of $0.4 million (2006 — $0.3 million, 2005 — $3.6 million).

(c)	Stock-Based Compensation

The Company has five stock-based compensation plans that are described below. The compensation costs charged to the statement of operations for these plans were $3.4 million, $0.9 million, $0.1 million for 2007, 2006 and 2005, respectively. No income tax benefit is recorded in the consolidated statement of operations for these costs. Total stock-based compensation expense related to nonvested employee stock-based payment awards not yet recognized at December 31, 2007 and the weighted average period over which the awards are expected to be recognized is $6.7 million and 2.8 years, respectively (2006 — $1.5 million and 3.2 years).

Stock Option Plan

The Company’s stock option plan (the “Stock Option Plan”), which is shareholder approved, permits the grant of options to employees, directors and consultants. The Company recorded an expense of $0.6 million for the year

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

ended December 31, 2007 (2006 — $0.8 million, 2005 — $nil million), related to grants issued to employees and directors in the plan.

The weighted average fair value of all stock options, excluding those in excess of cap limits discussed below, granted to employees in 2007 at the date of grant was $1.67 per share (2006 - $3.35 per share, 2005 — $3.50 per share). The Company utilizes a Binomial Model to determine the fair value of stock options at the grant date. For the years ended December 31, the following assumptions were used:

	2007	2006	2005

Average risk-free interest rate	4.28%	4.86%	4.15%
Market risk premium	5.16% - 5.73%	5.24% - 5.60%	5.57% - 7.38%
Beta	0.71 - 0.94	0.99 - 1.28	1.06 - 1.31
Expected option life (in years)	2.74 - 5.44	2.46 - 5.46	2.23 - 5.44
Expected volatility	61% - 62%	60%	62%
Annual termination probability	9.52% - 11.87%	11.87%	8.06% - 9.62%
Dividend yield	0%	0%	0%

As at December 31, 2007, the Company has reserved a total of 6,837,157 (2006 — 6,974,657) common shares for future issuance under the Stock Option Plan, of which options in respect of 5,908,080 common shares are outstanding at December 31, 2007. Options are generally granted with an exercise price equal to the market value of the Company’s stock at the grant date. The options generally vest between one and five years and expire 10 years or less from the date granted. The Stock Option Plan provides that vesting will be accelerated if there is a change of control, as defined in the plan. At December 31, 2007, options in respect of 4,605,248 common shares were vested and exercisable.

The following table summarizes certain information in respect of option activity under the Stock Option Plan:

				Weighted Average
	Number of Shares			Exercise Price per Share
	2007	2006	2005	2007	2006	2005

Options outstanding, beginning of year	5,100,995	5,262,824	5,593,101	$7.12	$7.16	$6.82
Granted	1,066,861	136,654	410,366	4.97	8.14	9.59
Exercised	(137,500)	(72,032)	(685,706)	3.06	3.96	5.30
Forfeited	(43,325)	(87,768)	(23,535)	7.23	8.01	6.77
Expired	(28,000)	(35,600)	(3,000)	18.45	16.08	12.25
Cancelled	(50,951)	(103,083)	(28,402)	14.80	8.90	20.70

Options outstanding, end of year	5,908,080	5,100,995	5,262,824	6.71	7.12	7.16

Options exercisable, end of year	4,605,248	4,474,425	4,284,508	6.98	7.07	7.14

In 2007, the Company cancelled 50,951 stock options from its Stock Option Plan (2006 — 103,083, 2005 — 28,402) surrendered by Company employees for $nil consideration. Compensation cost recognized up to the cancellation date was not reversed for the options cancelled.

As at December 31, 2007, 5,556,445 options are fully vested or are expected to vest with a weighted average exercise price of $6.77, aggregate intrinsic value of $8.4 million and weighted average remaining contractual life of 4.1 years. As at December 31, 2007, options that are exercisable have an intrinsic value of $7.0 million and a weighted average remaining contractual life of 3.7 years. The intrinsic value of options exercised in 2007 was $0.4 million (2006 — $0.5 million, 2005 — $3.4 million).

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

Not included in the table above are 789,286 options granted in 2006 and 2005 (2006 — 547,786 and 2005 — 241,500) that the Company determined in the fourth quarter of 2006, exceeded, by approximately 1.6%, certain cap limits for grants set by its Stock Option Plan. As at December 31, 2007 all of the options issued in excess of certain cap limits have been either cancelled or forfeited. The 2006 options were granted with a weighted average exercise price of $10.39 (2005 — $9.59). Of these options, during 2007, 20,750 options (2006 — 37,000) with a weighted average exercise price of $9.86 (2006 — $9.89) were forfeited and nil options in 2007 (2006 — 3,000) with a weighted average exercise price of $nil (2006 — $9.59) were cancelled for no consideration. In June 2007, 195,286 options were voluntarily surrendered by the Company’s Co-Chief Executive Officers (the “Co-CEOs”) and members of the Board of Directors for no consideration; as a result $0.2 million in accrued liabilities was credited to Other Equity and the Company settled the remaining options for cash in an amount of $0.5 million. The number of these options outstanding as at December 31, 2006 was 749,286 with a weighted average exercise price of $10.16. The number of these options exercisable as at December 31, 2006 was 63,792 with a weighted average exercise price of $9.89. The options issued in excess of the cap limits were treated as liability-based awards commencing in the third quarter of 2006 as the Company determined it intended to settle the options in cash. The fair value of the options was recalculated each period. For purposes of calculating the fair value of the liability awards in the first quarter of 2007, the Company accelerated the accounting vesting period to March 31, 2007 in order to align with the expected service period of the options. Immediately before the settlement date, the Company had accrued a liability of $0.7 million. The Company recorded an expense of $0.4 million for the year ended December 31, 2007 (2006 — $0.3 million, 2005 — $nil million) related to these options. The weighted average fair value of the common share options granted in excess of the caps in 2006 at the time of grant was $3.74 per share (2005 — $3.73).

Restricted Common Shares

Under the terms of certain employment agreements dated July 12, 2000, the Company is required to issue either 160,000 restricted common shares for no consideration or pay their cash equivalent. The restricted shares are required to be issued, or payment of their cash equivalent, upon request by the employees at any time. The aggregate intrinsic value of the awards outstanding at December 31, 2007 is $1.1 million (2006 — $0.6 million). The Company accounts for the obligation as a liability, which is classified within accrued liabilities. The Company has recorded an expense of $0.5 million for the year ended December 31, 2007 (2006 — $0.5 million recovery, 2005 — $0.2 million recovery), due to the changes in the Company’s stock price during the period.

Stock Appreciation Rights

In 2007, 2,280,000 stock appreciation rights (“SARs”) with a weighted average exercise price of $6.20 per right were granted to Company executives. The SARs range in vesting from immediately to five years. The SARs were measured at fair value at the date of grant and are remeasured each period until settled. At December 31, 2007, the SARs had an average fair value of $2.62 per right. The Company accounts for the obligation of these SARs as a liability, which is classified within accrued liabilities. The Company has recorded a $1.5 million charge for the year

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

ended December 31, 2007 to SG&A related to these SARs. The following assumptions were used for measuring the fair value of the SARs:

As at December 31, 2007

Average risk-free interest rate	3.65%
Market risk premium	5.16%
Beta	0.83
Expected option life (in years)	0 - 5.76
Expected volatility	62%
Annual termination probability	0% - 11.20%
Dividend yield	0%

Options to Non-Employees

In 2007, an aggregate of 199,145 (2006 — 76,654, 2005 — 53,340) options to purchase the Company’s common shares with an average exercise price of $5.35 (2006 — $7.79, 2005 — $9.74) were issued to certain advisors and strategic partners of the Company. The options have a maximum contractual life of seven years. Certain of these options vest immediately and the remainder upon the occurrence of certain events. These options were granted under the Stock Option Plan. As at December 31, 2007, non-employee options outstanding amounted to 315,804 options (2006 — 116,659) with a weighted-average exercise price of $6.53 (2006 — $8.54). 225,614 options (2006 — 106,659) were exercisable with an average weighted exercise price of $7.12 (2006 — $8.50) and the vested options have an aggregate intrinsic value of $0.2 million. The weighted average fair value of options granted to non-employees in 2007 at the date of grant was $2.80 per share (2006 — $4.11 per share, 2005 — $5.46 per share), utilizing a Binomial option-pricing model with the following underlying assumptions:

	Years Ended December 31,
	2007	2006	2005

Average risk-free interest rate	4.43%	4.82%	4.06%
Contractual option life	6 years	5-7 years	5 years
Average expected volatility	61% - 62%	60%	62%
Dividend yield	0%	0%	0%

In 2007, the Company has recorded a charge of $0.4 million (2006 — $0.3 million, 2005 — $0.3 million) to film cost of sales related to the non-employee stock options.

Warrants

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

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

(d)	Earnings per Share

	Years Ended December 31,
	2007	2006	2005

Net (loss) earnings from continuing operations applicable to common shareholders	$(28,942)	$(18,122)	$5,878

Weighted average number of common shares:
Issued and outstanding, beginning of year	40,285,574	40,213,542	39,446,964
Weighted average number of shares issued during the year	23,021	56,684	452,206

Weighted average number of shares used in computing basic earnings per share	40,308,595	40,270,226	39,899,170
Assumed exercise of stock options and warrants, net of shares assumed	—	—	2,119,712

Weighted average number of shares used in computing diluted earnings per share	40,308,595	40,270,226	42,018,882

The calculation of diluted loss per share for 2006 and 2007 excludes all shares that are issuable upon exercise of stock options as the impact of these exercises would be anti-dilutive.

16.	Consolidated Statements of Operations Supplemental Information

(a) Included in Other revenues for 2007 are the following types of settlement arrangements: $nil million related to IMAX MPX conversion arrangements (2006 — $0.3 million, 2005 — $0.6 million); $2.4 million related to consensual buyouts for uninstalled theater systems (2006 — $nil million, 2005 — $11.7 million); $nil million related to termination of agreements after customer default (2006 — $nil million, 2005 — $2.0 million). In aggregate: 2007 — $2.4 million, 2006 — $0.3 million, 2005 — $14.3 million.

(b) Included in selling, general and administrative expenses for 2007 is $1.5 million (2006  — $0.2 million gain, 2005 — $0.6 million loss) for net foreign exchange gains related to the translation of foreign currency denominated monetary assets, liabilities and integrated subsidiaries.

17.	Receivable Provisions (Recoveries), Net

	Years Ended December 31,
	2007	2006	2005

Accounts receivable provisions (recoveries), net	$(163)	$1,389	$144
Financing receivable provisions (recoveries), net	1,958	(323)	(1,153)

Receivable provisions (recoveries), net	$1,795	$1,066	$(1,009)

The Company recorded a net recovery of $0.2 million in 2007 (2006 — $1.4 million provision, 2005 — $0.1 million provision) in accounts receivable. In 2007, the Company also recorded a net provision of $2.0 million in financing receivables (2006 — $0.3 million recovery, 2005 — $1.1 million recovery) as the collectibility associated with certain leases was uncertain. Included in the 2007 amounts, the Company recorded accounts receivable and financing receivable recoveries of $0.6 million and $0.5 million, respectively, relating to the collection of previously recorded receivables for one customer that was fully provided for in prior periods.

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

18.	Asset Impairments

	Years Ended December 31,
	2007	2006	2005

Asset impairments
Property, plant and equipment	$246	$965	$13
Financing receivables	316	64	—

Total	$562	$1,029	$13

The Company recorded an asset impairment charge of $0.2 million against property, plant and equipment after the Company assessed the carrying value of certain assets in light of their future expected use. The Company recognized that the carrying values for the assets exceeded the expected discounted future cash flows. In addition, during 2007 the Company revised its estimates on the realizability of its residual values on certain of its sales-type leases and charged $0.3 million to asset impairment. During 2006 and 2005, the Company recorded asset impairment charges of $1.0 million and less than $0.1 million, respectively.

19.	Consolidated Statements of Cash Flows

(a) Changes in other non-cash operating assets and liabilities are comprised of the following:

	Years Ended December 31,
	2007	2006	2005

Decrease (increase) in:
Accounts receivable	$675	$(8,643)	$(2,695)
Financing receivables	6,093	(2,463)	(506)
Inventories	(1,603)	57	(1,850)
Prepaid expenses	1,244	200	(1,103)
Other assets	(3,166)	125	(736)
Increase (decrease) in:
Accounts payable	874	3,955	1,644
Accrued liabilities	(910)	3,548	(7,809)
Deferred revenue	4,817	(3,104)	(1,989)

	$8,024	$(6,325)	$(15,044)

(b) Cash payments made during the year on account of:

	Years Ended December 31,
	2007	2006	2005

Income taxes	$854	$1,525	$952

Interest	$15,680	$15,860	$15,548

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

(c) Depreciation and amortization are comprised of the following:

	Years Ended December 31,
	2007	2006	2005

Film assets	$10,574	$10,357	$6,872
Property, plant and equipment	5,349	4,729	5,387
Other assets	—	75	1,297
Other intangible assets	547	602	911
Deferred financing costs	1,268	1,109	1,209

	$17,738	$16,872	$15,676

(d) Write-downs (recoveries) are comprised of the following:

	Years Ended December 31,
	2007	2006	2005

Asset impairments
Property, plant and equipment	$182	$898	$13
IMAX MPX theater systems under lease	64	67	—
Financing receivables	316	64	—
Other significant charges (recoveries):
Accounts receivable	(163)	1,389	144
Financing receivables	1,958	(323)	(1153)
Inventories(1)	3,960	1,322	—

	$6,317	$3,417	$(996)

(1)	In 2007, the Company recorded a charge of $4.0 million (2006 — $1.3 million, 2005 — $nil million) in cost of goods sold, services and rentals, for its film-based projector inventories due to lower net realizable values resulting from the Company’s progress in developing a digital projection system.

20.	Segmented and Other Information

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

(a)	Operating Segments

	Years Ended December 31,
	2007	2006	2005

Revenue
IMAX systems	$59,116	$72,209	$88,759
Films
Production and IMAX DMR	19,863	14,580	8,942
Distribution	11,018	15,094	11,807
Post-production	5,693	6,652	5,220
Theater operations	16,584	15,188	15,518
Other	3,558	3,985	3,230

Total	$115,832	$127,708	$133,476

Gross margins
IMAX systems(1)	$28,571	$40,196	$55,187
Films
Production and IMAX DMR	4,915	2,292	494
Distribution	3,484	5,282	3,939
Post-production	2,552	2,618	1,564
Theater operations	1,137	1,954	1,421
Other	500	315	883

Total	$41,159	$52,657	$63,488

(1)	Includes a charge of $4.0 million in 2007 (2006 — $1.3 million, 2005 — $nil million), in cost of goods sold, services and rentals, for film-based projector inventories.

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

	Years Ended December 31,
	2007	2006	2005

Depreciation and amortization
IMAX systems	$4,815	$4,263	$5,715
Films
Production and IMAX DMR	11,819	10,861	8,376
Distribution	406	953	740
Post-production	485	616	682
Theater operations	213	179	163

Total	$17,738	$16,872	$15,676

Asset Impairments and Write-downs (recoveries)
IMAX systems(1)	$5,993	$3,557	$(996)
Films
Post-production	142	(140)	—
Theater operations	182	—	—

Total	$6,317	$3,417	$(996)

Purchase of property, plant and equipment
IMAX systems	$1,368	$1,120	$847
Films
Production and IMAX DMR	489	400	303
Distribution	98	80	61
Post-production	27	41	193
Theater operations	168	344	193

Total	$2,150	$1,985	$1,597

(1)	Includes a charge of $4.0 million in 2007 (2006 — $1.3 million, 2005 — $nil), in cost of goods sold, services and rentals, for film-based projector inventories.

	As at December 31,
	2007	2006

Assets
IMAX systems	$164,588	$177,619
Films
Production and IMAX DMR	26,073	26,367
Distribution	5,239	6,628
Post-production	5,094	9,169
Theater operations	3,733	3,841
Other	3,255	3,667

Total	$207,982	$227,291

Goodwill is wholly allocated to the IMAX systems segment.

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

(b)	Geographic Information

Revenue by geographic area is based on the location of the theater.

	Years Ended December 31,
	2007	2006	2005

Revenue
Canada	$5,866	$9,585	$5,798
United States	69,381	71,535	71,006
Europe	13,645	18,468	24,377
Asia (excluding China)	7,361	7,828	10,018
China	11,497	6,235	3,483
Mexico	2,750	8,418	7,408
Rest of World	5,332	5,639	11,386

Total	$115,832	$127,708	$133,476

No single country in the Rest of the World, Europe or Asia (excluding China) classifications comprises more than 5% of total revenue.

	As at December 31,
	2007	2006

Property, plant and equipment
Canada	$13,032	$13,382
United States	9,585	9,209
Europe	512	1,020
Rest of World	579	1,028

Total	$23,708	$24,639

21.	Financial Instruments

The Company maintains cash with various major financial institutions. The Company’s cash is invested with highly rated financial institutions.

The Company’s accounts receivables and financing receivables are subject to credit risk. The Company’s accounts receivable and financing receivables are concentrated with the theater exhibition industry and film entertainment industry. To minimize the Company’s credit risk, the Company retains title to underlying theater systems leased, performs initial and ongoing credit evaluations of its customers and makes ongoing provisions for its estimate of potentially uncollectible amounts. The Company believes it has adequately provided for related exposures surrounding receivables and contractual commitments.

The Company is exposed to market risk from changes in foreign currency rates. A majority portion of the Company’s revenues is denominated in U.S. dollars while a substantial portion of its costs and expenses are denominated in Canadian dollars. A portion of the net U.S. dollar cash flows of the Company is periodically converted to Canadian dollars to fund Canadian dollar expenses through the spot market. In Japan, the Company has ongoing operating expenses related to its operations. Net Japanese yen cash flows are converted to U.S. dollars generally through the spot market. The Company also has cash receipts under leases denominated in Japanese yen, Canadian dollar and Euros which are converted to U.S. dollars generally through the spot market. As at

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

December 31, 2007, no foreign currency forward contracts are outstanding. The Company does not use financial instruments for trading or other speculative purposes.

The carrying values of the Company’s cash and cash equivalents, short-term investments, accounts receivable, financing receivables due within one year, accounts payable and accrued liabilities due within one year approximate fair values due to the short-term maturity of these instruments. The Company’s other financial instruments at December 31 are comprised of the following:

	2007		2006
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Senior Notes due 2010	$160,000	$161,600	$160,000	$139,200
Financed sales receivable	$8,225	$8,419	$7,908	$8,035
Net investment in sales-type leases	$53,491	$46,186	$58,529	$50,778

The estimated fair values of the Senior Notes due 2010 are estimated based on traded prices as at December 31, 2007. The estimated fair values of the Financed sales receivable and Net investment in sales-type leases are estimated based on discounting at currently available interest rates as at December 31, 2007.

22.	Employee Pensions and Postretirement Benefits

(a)	Defined Benefit Pension Plan

The Company has an unfunded U.S. defined benefit pension plan, the SERP, covering its two Co-CEOs. The SERP provides for a lifetime retirement benefit from age 55 determined as 75% of the member’s best average 60 consecutive months of earnings over the member’s employment history.

Under the original terms of the SERP, once benefit payments begin, the benefit is indexed annually to the cost of living and further provides for 100% continuance for life to the surviving spouse. On March 8, 2006, the Company and the Co-CEOs negotiated an amendment to the SERP which reduced the related pension expense to the Company effective January 1, 2006. Under the terms of the SERP amendment, to reduce ongoing costs to the Company, the cost of living adjustment and surviving spouse benefits previously owed to the Co-CEOs are each reduced by 50%, subject to a recoupment of a percentage of such benefits upon a change of control of the Company, and the net present value of the reduced pension benefit payments is accelerated and paid out upon a change of control of the Company. The amendment resulted in reduction of the accrued pension liability by $6.2 million, a reduction in other assets of $3.4 million and a past services credit of $2.8 million. The benefits were 50% vested as at July 2000, the SERP initiation date. The vesting percentage increases on a straight-line basis from inception until age 55. The vesting percentage of a member whose employment terminates other than by voluntary retirement or upon a change in control shall be 100%.

On May 4, 2007, the Company amended the SERP to provide for the determination of benefits to be 75% of the member’s best average 60 consecutive months of earnings over the member’s employment history. The actuarial liability was remeasured to reflect this amendment. The amendment resulted in a $1.0 million increase to the pension liability and a corresponding $1.0 million charge to other comprehensive income. As at December 31, 2007, one of the Co-CEO’s benefits was 100% vested while the other Co-CEO’s benefits were approximately 87% vested.

Effective March 1, 2006, the Company changed the form of benefit payment. A Co-CEO whose employment terminates other than for cause prior to August 1, 2010 will receive SERP benefits in the form of monthly annuity payments until the earlier of a change of control or August 1, 2010 at which time the Co-CEO shall receive the remaining benefits in the form of a lump sum payment. A Co-CEO whose employment terminates other than for cause on or after August 1, 2010 shall receive benefits in the form of a lump sum payment.

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

The following assumptions were used in determining the obligation and cost status of the Company’s SERP at the plan measurement dates:

	As at December 31,
	2007	2006

Discount rate	4.61%	5.18%
Lump sum interest rate:
First 20 years	5.42%	5.70%
Thereafter	4.49%	4.75%
Cost of living adjustment on benefits	1.20%	1.20%
Rate of increase in qualifying compensation levels	0%	0%

The amounts accrued for the SERP are determined as follows:

	Years Ended December 31,
	2007	2006	2005

Projected benefit obligation:
Obligation, beginning of year	$26,109	$31,064	$25,900
Service cost	685	1,548	2,416
Interest cost	1,335	1,252	1,559
Amendments	985	(5,891)	—
Actuarial (gain) loss	(1,978)	(1,864)	1,189

Obligation, end of year and unfunded status	$27,136	$26,109	$31,064

The following table provides disclosure of the pension benefit obligation recorded in the consolidated balance sheets:

	As at December 31,
	2007	2006	2005

Accrued benefits cost	$(27,136)	$(26,109)	$(31,064)
Other assets	—	—	3,634
Accumulated other comprehensive income	(1,171)	(790)	2,773

Net amount recognized in the consolidated balance sheets	$(28,307)	$(26,899)	$(24,657)

The following table provides disclosure of pension expense for the SERP for the year ended December 31:

	Years Ended December 31,
	2007	2006	2005

Service cost	$685	$1,548	$2,416
Interest cost	1,335	1,252	1,559
Amortization of prior service cost (credit)	(612)	(557)	1,398

Pension expense	$1,408	$2,243	$5,373

The accumulated benefit obligation for the SERP was $27.1 million at December 31, 2007 (2006 — $26.1 million).

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

The following amounts were included in accumulated other comprehensive income and will be recognized as components of net periodic benefit cost in future periods:

	As at December 31,
	2007	2006	2005

Minimum pension liability	$—	$—	$2,773
Prior service credits	(102)	(1,699)	—
Unrecognized actuarial (gain) loss	(1,069)	909	—

	$(1,171)	$(790)	$2,773

No contributions are expected to be made for the SERP during 2008. The Company expects prior service credits of $0.1 million to be recognized as a component of net periodic benefit cost in 2008.

The following benefit payments are expected to be made as per the current SERP assumptions and the terms of the SERP in each of the next five years, and in the aggregate:

2008	$—
2009	—
2010	32,135	(1)
2011	—
2012	—
Thereafter	—

$32,135

(1)	Each of the Co-CEOs shall receive a lump sum payment in 2010 provided he retires prior to August 1, 2010. The SERP assumptions include the payment of a lump sum payment.

At the time the Company established the SERP, it also took out life insurance policies on its two Co-CEOs with coverage amounts of $21.5 million in aggregate to which the Company is the beneficiary. The Company intends to use the cash surrender value proceeds of life insurance policies taken on its Co-CEOs to be applied towards the benefits due and payable under the SERP, although there can be no assurance that the Company will ultimately do so. At December 31, 2007, the cash surrender value of the insurance policies is $5.2 million (2006 — $4.3 million) and has been included in other assets.

(b)	Defined Contribution Pension Plan

The Company also maintains defined contribution pension plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During 2007, the Company contributed and expensed an aggregate of $0.8 million (2006 — $0.8 million, 2005 — $0.6 million) to its Canadian plan and an aggregate of $0.2 million (2006 — $0.7 million, 2005 — $0.2 million) to its defined contribution employee pension plan under Section 401(k) of the U.S. Internal Revenue Code.

(c)	Postretirement Benefits

The Company has an unfunded postretirement plan covering its two Co-CEOs. The plan provides that the Company will maintain health benefits for the Co-CEOs until they become eligible for medicare and, thereafter, the Company will provide Medicare supplement coverage as selected by the Co-CEOs.

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

The amounts accrued for the plan are determined as follows:

	As at December 31,
	2007	2006

Obligation, beginning of year	$375	$366
Interest cost	27	9

Obligation, end of year	$402	$375

The following details the net cost components, all related to continuing operations, and underlying assumptions of postretirement benefits other than pensions:

	Years Ended December 31,
	2007	2006	2005

Postretirement benefit cost:
Interest cost	$27	$9	$33

Weighted average assumptions used to determine the benefit obligation are:

	As at December 31,
	2007	2006	2005

Discount rate	6.30%	5.75%	5.50%

Weighted average assumptions used to determine the net postretirement benefit cost are:

	Years Ended December 31,
	2007	2006	2005

Discount rate	5.00%	5.50%	5.75%

The following benefit payments are expected to be made as per the current plan assumptions in each of the next five years:

2008	$—
2009	$—
2010	$28
2011	$31
2012	$34

23.	Impact of Recently Issued Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (an interpretation of FASB Statement No. 109) (“FIN 48”). This interpretation prescribes a more likely than not recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of a tax position, classification of a liability for unrecognized tax benefits, accounting for interest and penalties, accounting in interim periods, and expanded income tax disclosures. FIN 48 was effective for the Company on January 1, 2007. The cumulative effect of the change in accounting principle recorded in the first quarter of 2007 upon adoption of FIN 48 is an increase to the tax liability of $2.1 million and a charge to deficit.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements”, which is effective for fiscal years beginning after November 15, 2007 and for interim periods

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

within those years. On November 14, 2007, the FASB agreed to defer the effective date for one year for all non-financial assets and liabilities, except those that are disclosed at fair value in the financial statements on a recurring basis. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Company is currently evaluating the potential impact of this statement on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows the irrevocable election of fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities and other items on an instrument-by-instrument basis. Changes in fair value would be reflected in earnings as they occur. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company is currently evaluating the potential impact of this statement on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, “Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the potential impact of this statement on its consolidated financial statements.

24.	Discontinued Operations

(a)	Rhode Island Providence Theater LLC

On December 31, 2007, the Company entered into a lease termination agreement, which extinguished all of its obligations to its landlord with respect to the Company’s owned and operated Providence IMAX theater. As a result of the lease termination, the Company recorded a non-cash gain of $1.5 million associated with the reversal of deferred lease credits recorded in prior periods. In a related transaction, the Company sold the theater projection system and inventory for the Providence IMAX theater to a third party theater exhibitor for $1.0 million (consisting of $0.6 million cash and $0.4 million of discounted future minimum payments) which was recorded as a gain from discontinued operations. Furthermore, during 2007 the Company had recognized an operating loss of $0.5 million (2006 — $0.2 million, 2005 — $0.1 million) from the operation of the theater. The above transactions are reflected as discontinued operations as the continuing cash flows are not generated from either a migration or a continuation of activities. The remaining assets and liabilities of the Providence owned and operated theater that are included in the Company’s consolidated balance sheet as at December 31, 2007 are disclosed in note 24(e).

In 2007, revenues for the Providence Theater were $1.4 million (2006 — $1.7 million, 2005 — $2.0 million).

As a result, the prior years’ amounts in the consolidated statements of operations and the consolidated statements of cash flows have been adjusted to reflect the reclassification of the Providence owned and operated theater as a discontinued operation.

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

(b)	Miami Theater LLC

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

(c)	Digital Projection International

On December 29, 2005, the Company and a previously wholly-owned subsidiary, Digital Projection International (“DPI”), entered into an agreement to settle its loan agreements in exchange for a payment of $3.5 million. During 2006 and 2005, the Company recognized $2.3 million and $1.2 million, respectively, in earnings from discontinued operations as a result of this settlement

(d)	Consolidated Statement of Operations for Providence Theater, Miami Theatre and DPI

The net earnings from discontinued operations summarized in the Consolidated Statements of Operations, were comprised of the following:

	Years Ended December 31,
	2007	2006	2005

Gain on termination of Providence theater lease (net of tax recovery of $nil)	$1,511	$—	$—
Gain on sale of IMAX theater system to a third party exhibitor (net of tax recovery of $nil)	1,014	—	—
Settlement of DPI loans(1)	—	2,300	1,979
Loss from Miami Theater LLC (net of tax recovery of $nil)	—	(875)	—
Loss from Providence Theater LLC (net of tax recovery of $nil)	(523)	(152)	(103)

Net earnings from discontinued operations	$2,002	$1,273	$1,876

(1)	Net of income tax provision of $nil million in 2006 and 2005, respectively. Since the deferred tax asset relating to the original loss from discontinued operations was fully allowed for through the valuation allowance, any future recoveries relating to the repayment of this outstanding debt are not tax effected.

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

(e)	Consolidated Balance Sheet for Providence Theater

The assets and liabilities related to the Providence Theater are included in the consolidated balance sheet of IMAX Corporation and are comprised of the following:

	As at December 31,
	2007	2006

Cash	$240	$299
Accounts receivable	—	4
Inventory	—	5
Property and equipment, net	14	—

Total assets	$254	$308

Accounts payable — trade	$52	$40
Accrued liabilities	166	1,728
Other liabilities	6	5

Total liabilities	$224	$1,773

25.	Asset Retirement Obligations

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

	Years Ended December 31,
	2007	2006(1)	2005(1)

Beginning balance, January 1	$229	$235	$210
Accretion expense	72	21	25
Reduction in asset retirement obligation due to lease renegotiation	—	(27)	—

Ending balance, December 31	$301	$229	$235

(1)	Prior years’ balances have been adjusted to reflect the reclassification of the Providence theater as a discontinued operation.

26.	Supplemental Consolidating Financial Information

The Company’s Senior Notes (see note 11) are unconditionally guaranteed, jointly and severally, by specific wholly-owned subsidiaries of the Company (the “Guarantor Subsidiaries”). The main Guarantor Subsidiaries are David Keighley Productions 70MM Inc., Sonics Associates Inc., and the subsidiaries that own and operate certain theaters. These guarantees are full and unconditional. The information under the column headed “Non-Guarantor Subsidiaries” relates to the following subsidiaries of the Company: IMAX Japan Inc. and IMAX B.V., (the “Non-Guarantor Subsidiaries”) which have not provided any guarantees of the Senior Notes.

Investments in subsidiaries are accounted for by the equity method for purposes of the supplemental consolidating financial data. Some subsidiaries may be unable to pay dividends due to negative working capital.

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

Supplemental Consolidating Balance Sheets as at December 31, 2007:

				Adjustments
	IMAX	Guarantor	Non-Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Assets
Cash and cash equivalents	$11,182	$5,329	$390	$—	$16,901
Accounts receivable	22,450	2,821	234	—	25,505
Financing receivables	58,428	664	—	—	59,092
Inventories	21,874	90	86	—	22,050
Prepaid expenses	2,010	156	21	—	2,187
Intercompany receivables	29,538	45,455	11,962	(86,955)	—
Film assets	2,042	—	—	—	2,042
Property, plant and equipment	22,894	814	—	—	23,708
Other assets	15,093	—	—	—	15,093
Goodwill	39,027	—	—	—	39,027
Other intangible assets	2,377	—	—	—	2,377
Investments in subsidiaries	32,864	—	—	(32,864)	—

Total assets	$259,779	$55,329	$12,693	$(119,819)	$207,982

Liabilities
Accounts payable	$6,989	$5,309	$2	$—	$12,300
Accrued liabilities	55,797	6,132	38	—	61,967
Intercompany payables	66,770	42,478	7,061	(116,309)	—
Deferred revenue	56,013	2,956	116	—	59,085
Senior Notes due 2010	160,000	—	—	—	160,000

Total liabilities	345,569	56,875	7,217	(116,309)	293,352

Shareholders’ deficiency
Capital stock	122,455	—	117	(117)	122,455
Other equity	3,055	46,959	—	(45,926)	4,088
Deficit	(213,407)	(47,892)	5,359	42,533	(213,407)
Accumulated other comprehensive income (loss)	2,107	(613)	—	—	1,494

Total shareholders’ equity (deficiency)	$(85,790)	$(1,546)	$5,476	$(3,510)	$(85,370)

Total liabilities and shareholders’ equity (deficiency)	$259,779	$55,329	$12,693	$(119,819)	$207,982

In certain Guarantor Subsidiaries, accumulated losses have exceeded the original investment balance. As a result of applying equity accounting, the parent company has consequently reduced intercompany receivable balances with respect to these Guarantor Subsidiaries in the amounts of $32.9 million.

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

Supplemental Consolidating Balance Sheets as at December 31, 2006:

				Adjustments
	IMAX	Guarantor	Non-Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Assets
Cash and cash equivalents	$16,402	$8,556	$165	$—	$25,123
Short-term investments	2,115	—	—	—	2,115
Accounts receivable	23,902	1,866	249	—	26,017
Financing receivables	63,831	2,047	—	—	65,878
Inventories	26,592	237	84	—	26,913
Prepaid expenses	3,098	312	22	—	3,432
Intercompany receivables	25,799	36,182	11,164	(73,145)	—
Film assets	1,235	—	—	—	1,235
Property, plant and equipment	23,412	1,212	15	—	24,639
Other assets	10,365	—	—	—	10,365
Goodwill	39,027	—	—	—	39,027
Other intangible assets	2,547	—	—	—	2,547
Investments in subsidiaries	29,543	—	—	(29,543)	—

Total assets	$267,868	$50,412	$11,699	$(102,688)	$227,291

Liabilities
Accounts payable	$4,259	$7,164	$3	$—	$11,426
Accrued liabilities	49,792	8,293	209	—	58,294
Intercompany payables	60,049	35,601	6,306	(101,956)	—
Deferred revenue	52,420	3,261	122	—	55,803
Senior Notes due 2010	160,000	—	—	—	160,000

Total liabilities	326,520	54,319	6,640	(101,956)	285,523

Shareholders’ deficiency
Capital stock	122,024	—	117	(117)	122,024
Other equity	1,903	46,960	—	(45,926)	2,937
Deficit	(184,375)	(50,253)	4,942	45,311	(184,375)
Accumulated other comprehensive income (loss)	1,796	(614)	—	—	1,182

Total shareholders’ equity (deficiency)	$(58,652)	$(3,907)	$5,059	$(732)	$(58,232)

Total liabilities and shareholders’ equity (deficiency)	$267,868	$50,412	$11,699	$(102,688)	$227,291

In certain Guarantor Subsidiaries, accumulated losses have exceeded the original investment balance. As a result of applying equity accounting, the parent company has consequently reduced intercompany receivable balances with respect to these Guarantor Subsidiaries in the amounts of $29.5 million.

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

Supplemental Consolidating Statements of Operations for the year ended December 31, 2007:

				Adjustments
	IMAX	Guarantor	Non-Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues
Equipment and product sales	$32,156	$197	$44	$103	$32,500
Services	47,627	22,041	644	(1,163)	69,149
Rentals	6,961	121	25	—	7,107
Finance income	4,564	85	—	—	4,649
Other revenues	2,131	(166)	(31)	493	2,427

	93,439	22,278	682	(567)	115,832

Cost of goods sold, services and rentals
Equipment and product sales	21,135	83	10	318	21,546
Services	31,174	19,712	286	(1,082)	50,090
Rentals	2,987	—	—	—	2,987
Other	50	(166)	(31)	197	50

	55,346	19,629	265	(567)	74,673

Gross margin	38,093	2,649	417	—	41,159
Selling, general and administrative expenses	43,578	1,128	(1)	—	44,705
Research and development	5,789	—	—	—	5,789
Amortization of intangibles	547	—	—	—	547
Loss (income) from equity-accounted investees	(2,778)	—	—	2,778	—
Receivable provisions net of (recoveries)	1,797	(2)	—	—	1,795
Asset impairments	378	184	—	—	562

(Loss) earnings from operations	(11,218)	1,339	418	(2,778)	(12,239)
Interest income	814	48	—	—	862
Interest expense	(17,094)	1	—	—	(17,093)

(Loss) earnings from continuing operations before income taxes	(27,498)	1,388	418	(2,778)	(28,470)
Provision for income taxes	(453)	(18)	(1)	—	(472)

Net (loss) earnings from continuing operations	(27,951)	1,370	417	(2,778)	(28,942)
Net earnings from discontinued operations	1,011	991	—	—	2,002

Net (loss) earnings	$(26,940)	$2,361	$417	$(2,778)	$(26,940)

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

Supplemental Consolidating Statements of Operations for the year ended December 31, 2006:

				Adjustments
	IMAX	Guarantor	Non-Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues
Equipment and product sales	$49,244	$1,300	$34	$(1,256)	$49,322
Services	46,578	23,375	688	(3,419)	67,222
Rentals	5,376	218	28	—	5,622
Finance income	5,025	217	—	—	5,242
Other revenues	300	—	—	—	300

	106,523	25,110	750	(4,675)	127,708

Cost of goods sold, services and rentals
Equipment and product sales	25,759	1,235	12	(998)	26,008
Services	29,814	20,737	309	(3,677)	47,183
Rentals	1,859	—	—	—	1,859

	57,432	21,972	321	(4,675)	75,050

Gross margin	49,091	3,138	429	—	52,658
Selling, general and administrative expenses	41,425	821	281	—	42,527
Research and development	3,615	—	—	—	3,615
Amortization of intangibles	602	—	—	—	602
Loss (income) from equity-accounted investees	(1,643)	—	—	1,643	—
Receivable provisions net of (recoveries)	1,294	(228)	—	—	1,066
Asset impairments	1,029	—	—	—	1,029

Earnings (loss) from operations	2,769	2,545	148	(1,643)	3,819
Interest income	1,036	—	—	—	1,036
Interest expense	(16,758)	(1)	—	—	(16,759)

Earnings (loss) from continuing operations before income taxes	(12,953)	2,544	148	(1,643)	(11,904)
Provision for income taxes	(6,196)	(21)	(1)	—	(6,218)

Net earnings (loss) from continuing operations	(19,149)	2,523	147	(1,643)	(18,122)
Net earnings (loss) from discontinued operations	2,300	(1,027)	—	—	1,273

Net earnings (loss)	$(16,849)	$1,496	$147	$(1,643)	$(16,849)

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

Supplemental Consolidating Statements of Operations for the year ended December 31, 2005:

				Adjustments
	IMAX	Guarantor	Non-Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues
Equipment and product sales	$50,400	$1,474	$62	$(1,389)	$50,547
Services	36,233	21,853	797	(2,508)	56,375
Rentals	7,472	129	30	—	7,631
Finance income	4,388	217	—	—	4,605
Other revenues	14,318	—	—	—	14,318

	112,811	23,673	889	(3,897)	133,476

Cost of goods sold, services and rentals
Equipment and product sales	25,157	1,337	5	(1,283)	25,216
Services	24,125	20,200	412	(2,614)	42,123
Rentals	2,507	—	—	—	2,507
Other costs of goods sold	142	—	—	—	142

	51,931	21,537	417	(3,897)	69,988

Gross margin	60,880	2,136	472	—	63,488
Selling, general and administrative expenses	36,021	883	566	—	37,470
Research and development	3,224	—	—	—	3,224
Amortization of intangibles	911	—	—	—	911
Loss (income) from equity-accounted investees	(1)	—	—	1	—
Receivable provisions net of (recoveries)	(1,986)	977	—	—	(1,009)
Asset impairments	13	—	—	—	13

Earnings (loss) from operations	22,698	276	(94)	(1)	22,879
Interest income	1,002	—	2	—	1,004
Interest expense	(16,875)	—	—	—	(16,875)

Earnings (loss) from continuing operations before income taxes	6,825	276	(92)	(1)	7,008
Provision for income taxes	(1,050)	(79)	(1)	—	(1,130)

Net earnings (loss) from continuing operations	5,775	197	(93)	(1)	5,878
Net earnings (loss) from discontinued operations	1,979	(103)	—	—	1,876

Net earnings (loss)	$7,754	$94	$(93)	$(1)	$7,754

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

Supplemental Consolidating Statements of Cash Flows for the year ended December 31, 2007:

				Adjustments
	IMAX	Guarantor	Non-Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Cash provided by (used in):
Operating Activities
Net (loss) earnings	$(26,940)	$2,361	$417	$(2,778)	$(26,940)
Net earnings from discontinued operations	(1,011)	(991)	—	—	(2,002)
Items not involving cash:
Depreciation and amortization	17,311	412	15	—	17,738
Write-downs (recoveries)	5,993	324	—	—	6,317
Loss (income) from equity-accounted investees	(2,778)	—	—	2,778	—
Change in deferred income taxes	(68)	—	—	—	(68)
Stock and other non-cash compensation	4,789	—	—	—	4,789
Foreign currency exchange (gain) loss	(1,175)	—	—	—	(1,175)
Change in cash surrender value of life insurance	(215)	—	—	—	(215)
Investment in film assets	(11,381)	—	—	—	(11,381)
Changes in other non-cash operating assets and liabilities	12,062	(3,824)	(214)	—	8,024
Net cash used in operating activities from discontinued operations	(5)	(1,303)	—	—	(1,308)

Net cash (used in) provided by operating activities	(3,418)	(3,021)	218	—	(6,221)

Investing Activities
Purchases of short-term investments	(6,457)	—	—	—	(6,457)
Proceeds from maturities of short-term investments	8,572	—	—	—	8,572
Purchase of property, plant and equipment	(1,952)	(198)	—	—	(2,150)
Acquisition of other assets	(900)	—	—	—	(900)
Acquisition of other intangible assets	(377)	—	—	—	(377)
Net cash provided by investing activities from discontinued operations	575	—	—	—	575

Net cash used in investing activities	(539)	(198)	—	—	(737)

Financing Activities
Common shares issued	420	—	—	—	420
Financing costs related to Senior Notes due 2010	(1,430)	—	—	—	(1,430)
Debt modification fees	(284)	—	—	—	(284)

Net cash provided by financing activities	(1,294)	—	—	—	(1,294)

Effects of exchange rate changes on cash	32	(9)	7	—	30

Decrease (increase) in cash and cash equivalents, during the year	(5,219)	(3,228)	225	—	(8,222)
Cash and cash equivalents, beginning of year	16,402	8,556	165	—	25,123

Cash and cash equivalents, end of year	$11,183	$5,328	$390	$—	$16,901

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

Supplemental Consolidating Statements of Cash Flows for the year ended December 31, 2006:

				Adjustments
	IMAX	Guarantor	Non-Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Cash provided by (used in):
Operating Activities
Net earnings (loss)	$(16,849)	$1,496	$147	$(1,643)	$(16,849)
Net (earnings) loss from discontinued operations	(2,300)	1,027	—	—	(1,273)
Items not involving cash:
Depreciation and amortization	16,361	508	3	—	16,872
Write-downs (recoveries)	3,645	(228)	—	—	3,417
Loss (income) from equity-accounted investees	(1,643)	—	—	1,643	—
Change in deferred income taxes	5,918	—	—	—	5,918
Stock and other non-cash compensation	2,885	—	—	—	2,885
Foreign currency exchange (gain) loss	(150)	—	—	—	(150)
Accrued interest on short-term investments	(45)	—	—	—	(45)
Change in cash surrender value of life insurance	(150)	—	—	—	(150)
Investment in film assets	(9,884)	—	—	—	(9,884)
Changes in other non-cash operating assets and liabilities	(5,789)	(384)	(152)	—	(6,325)
Net cash used in operating activities from discontinued operations	—	(207)	—	—	(207)

Net cash (used in) provided by operating activities	(8,001)	2,212	(2)	—	(5,791)

Investing Activities
Purchases of short-term investments	(20,897)	—	—	—	(20,897)
Proceeds from maturities of short-term investments	26,998	—	—	—	26,998
Purchase of property, plant and equipment	(1,584)	(386)	(15)	—	(1,985)
Acquisition of other assets	(791)	—	—	—	(791)
Acquisition of other intangible assets	(448)	—	—	—	(448)
Net cash provided by investing activities from discontinued operations	3,493	—	—	—	3,493

Net cash provided by (used in) investing activities	6,771	(386)	(15)	—	6,370

Financing Activities
Common shares issued	286	—	—	—	286

Net cash provided by financing activities	286	—	—	—	286

Effects of exchange rate changes on cash	(56)	2	(12)	—	(66)

(Decrease) increase in cash and cash equivalents, during the year	(1,000)	1,828	(29)	—	799
Cash and cash equivalents, beginning of year	17,402	6,728	194	—	24,324

Cash and cash equivalents, end of year	$16,402	$8,556	$165	$—	$25,123

IMAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

Supplemental Consolidating Statements of Cash Flows for the year ended December 31, 2005:

				Adjustments
	IMAX	Guarantor	Non-Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Cash provided by (used in):
Operating Activities
Net earnings (loss)	$7,754	$94	$(93)	$(1)	$7,754
Net (earnings) loss from discontinued operations	(1,979)	103	—	—	(1,876)
Items not involving cash:
Depreciation and amortization	15,141	532	3	—	15,676
Write-downs (recoveries)	(1,973)	977	—	—	(996)
Loss (income) from equity-accounted investees	(1)	—	—	1	—
Change in deferred income taxes	(67)	67	—	—	—
Loss on retirement of notes
Stock and other non-cash compensation	4,108	—	—	—	4,108
Foreign currency exchange (gain) loss	286	—	—	—	286
Accrued interest on short-term investments	(48)	—	—	—	(48)
Investment in film assets	(7,665)	—	—	—	(7,665)
Changes in other non-cash operating assets and liabilities	(15,502)	364	94	—	(15,044)
Net cash used in operating activities from discontinued operations	—	(103)	—	—	(103)

Net cash provided by operating activities	54	2,034	4	—	2,092

Investing Activities
Purchases of short-term investments	(31,276)	—	—	—	(31,276)
Proceeds from maturities of short-term investments	23,153	—	—	—	23,153
Purchase of property, plant and equipment	(1,213)	(379)	(5)	—	(1,597)
Acquisition of other assets	(750)	—	—	—	(750)
Acquisition of other intangible assets	(552)	—	—	—	(552)
Net cash provided by investing activities from discontinued operations	786	—	—	—	786

Net cash used in investing activities	(9,852)	(379)	(5)	—	(10,236)

Financing Activities
Common shares issued	3,633	—	—	—	3,633

Net cash provided by financing activities	3,633	—	—	—	3,633

Effects of exchange rate changes on cash	(116)	15	(28)	—	(129)

Decrease (increase) in cash and cash equivalents, during the year	(6,281)	1,670	(29)	—	(4,640)
Cash and cash equivalents, beginning of year	23,683	5,058	223	—	28,964

Cash and cash equivalents, end of year	$17,402	$6,728	$194	$—	$24,324

IMAX CORPORATION

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

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

The Company’s management, with the participation of its Co-CEOs and its CFO have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as at December 31, 2007. Based on that evaluation and because of the identification of certain material weaknesses in the Company’s internal control over financial reporting, as discussed in Management’s Annual Report on Internal Control over Financial Reporting below, the Co-CEOs and the CFO have concluded that the Company’s disclosure controls and procedures were not effective as at December 31, 2007.

In making this evaluation, management, including the Co-CEO’s and the CFO, considered, among other matters:

•	the identification of certain material weaknesses in the Company’s internal control over financial reporting, as discussed in the Company’s 2006 Form 10-K/A (and as described below);

•	and the conclusions of the Co-CEO’s and the CFO that the Company’s disclosure controls and procedures as at December 31, 2006 and the end of each quarter in 2007 were not effective, as discussed in the Company’s 2006 Form 10-K/A and Item 4 of the Company’s Quarterly Reports.

At December 31, 2007, the Company has made significant progress on implementing its remediation plan to address material weaknesses identified at December 31, 2006, however the remediation plan remains in progress and therefore all previously reported material weaknesses continue to exist at December 31, 2007.

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

Based on this assessment, management has concluded that such internal control over financial reporting was not effective as at December 31, 2007 due to the material weaknesses identified and discussed below.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

IMAX CORPORATION

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment as at December 31, 2007:

Application of U.S. GAAP

The following material weaknesses, which were originally identified as a result of management’s assessment of internal control over financial reporting for the year ended December 31, 2006 and previously disclosed under Item 9A of the Company’s 2006 Annual Report on Form 10-K/A, have been identified and included in management’s assessment as at December 31, 2007.

Six of the Company’s material weaknesses relate to controls over the analysis and review of certain transactions to be able to correctly apply U.S. GAAP to record those transactions. The financial impact of these material weaknesses on the Company’s financial results was principally related to the analysis and review of transactions which were complex or nonstandard. These material weaknesses are:

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

In addition, the Company did not maintain effective controls over other aspects of such transactions including identifying the fair values of certain future deliverables, identifying certain clauses in arrangements that impact revenue recognition, accounting for warranty costs, the appropriate accounting for certain settlement agreements and the recognition of finance income on impaired receivables. This could impact the amount and timing of recorded revenue.

2. The Company did not maintain effective controls, including period-end controls, over accounting for film transactions in accordance with U.S. GAAP. Specifically, effective controls were not maintained related to (i) the classification and accurate recording of marketing and advertising costs of co-produced film productions which could result in higher film assets, (ii) production fees on co-produced films and the application of the individual-film forecast computation method to film assets, participation liabilities and deferred production fees which could impact the timing of film costs and revenues and (iii) record changes in estimates of ultimate film revenues in accordance with SOP 00-2 on a prospective basis which could impact the timing of recognizing film-related costs.

3. The Company did not maintain effective controls, including period-end controls, over accounting for inventories in accordance with U.S. GAAP. Specifically, the Company did not maintain effective controls related to the classification of certain fees paid to a professional services firm, which resulted in an overstatement of inventory and an understatement of selling expenses in the periods affected. In 2007, the Company did not maintain effective controls related to the methodology initially used by the Company to determine its net realizable value for film-based projection systems and related raw materials inventories. In addition, the methodology used to initially cost raw materials were not operating effectively, which could result in a misstatement of inventory carrying value.

4. The Company did not maintain adequate controls, including period-end controls, over the complete and accurate recording of postretirement benefits other than pensions in accordance with U.S. GAAP. Specifically, effective controls were not maintained over the complete identification of all relevant contractual provisions within its executive employment contracts. This could impact the timing of costs being recorded in relation to post-retirement benefits.

5. The Company did not maintain adequate controls, including period-end controls, over the complete and accurate recording of transactions related to real estate lease arrangements for owned and operated theaters

IMAX CORPORATION

and corporate offices in accordance with U.S. GAAP. Specifically, effective controls were not maintained over the complete identification of all relevant contractual provisions including lease inducements, construction allowances, rent holidays, escalation clauses and lease commencement dates. In addition, adequate controls were not maintained over the accurate recording of rent abatements received in subsequent periods. This could impact the amount and timing of recording rent expense.

Each of the control deficiencies referred to above contributed to the restatement to the Company’s consolidated financial statements for the years ended December 31, 2002 through 2006, its condensed consolidated financial statements for each of the quarters in the year ended December 31, 2006 and its condensed consolidated financial statements for each of the quarters ended March 31 and June 30 2007.

6. The Company did not maintain effective controls, including period-end controls, over the intraperiod allocation of the provision for income taxes in accordance with U.S. GAAP. Specifically, effective controls were not in place such that the tax provisions were appropriately allocated to continuing operations, discontinued operations, and accumulated other comprehensive income. This could impact the proper classification of the provision for income taxes between continuing operations, discontinued operations and accumulated other comprehensive income.

Cross-departmental Communication

Two of the Company’s material weaknesses relate to controls over the lines of communication between different departments. These material weaknesses are:

7. The Company did not maintain adequate controls over the lines of communication between operational departments and the Finance Department related to revenue recognition for sales and lease transactions. Specifically, effective controls were not maintained to raise on a timely basis certain issues relating to observations of the installation process, any remaining installation or operating obligations, and concessions on contractual terms that may impact the accuracy and timing of revenue recognition. This could impact the appropriate recording of revenue.

8. The Company did not maintain adequate controls over the timely communication between departments of information relating to developing issues that may impact the Company’s financial reporting. Specifically, effective controls were not maintained over the status of a review of cap limits under the Company’s Stock Option Plan that affected the recording and related disclosure of stock-based compensation benefits. This could impact the recorded amount and timing of stock-based compensation.

Each of the control deficiencies above could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Management determined that each of these control deficiencies discussed above constitutes a material weakness at December 31, 2007.

PricewaterhouseCoopers LLP, which has audited the Company’s consolidated financial statements for the year ended December 31, 2007, has also audited the effectiveness of internal control over financial reporting under Auditing Standard No. 5 of the Public Company Accounting Oversight Board. See Report of Independent Registered Public Accounting Firm on pages 74 to 75.

REMEDIATION PLAN

The Company’s management, including the Co-CEOs and CFO, are committed to remediating its material weaknesses in internal control over financial reporting by enhancing existing controls and introducing new controls in all necessary areas. The smooth functioning of the Company’s finance area is of the highest priority for the Company’s management. Remediation activities have included, and continue to include the following:

The Company will strengthen U.S. GAAP awareness throughout all levels of the Finance Department to help prevent material misstatements. The objective of strengthening U.S. GAAP awareness is to enable personnel

IMAX CORPORATION

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

The following specific remediation steps have been introduced by the Company in 2007:

Enhancing controls for accounting for sales and lease transactions in accordance with U.S. GAAP as follows:

•	Revising the revenue recognition policy to provide for guidance on the conditions that must be met in order for revenue to be recognized in accordance with U.S. GAAP, and to address circumstances found within IMAX arrangements including allocating fair value for certain additional deliverables found in an arrangement.

•	Documenting a detailed analysis for all sales and lease transactions, with appropriate review, to help ensure that the timing of revenue recognition is appropriate and that all contractual provisions have been sufficiently considered in determining the timing and amounts of revenue to be recognized.

Enhancing controls for accounting for film transactions in accordance with U.S. GAAP as follows:

•	Maintaining a screening process whereby management reviews the film agreements to identify complexities and considerations that need to be made when accounting for films.

•	Regularly scheduling meetings between the Film Group and Finance to discuss developments related to the Company’s film slate.

•	Providing training with respect to Accounting by Producers or Distributors of Films (SOP 00-2) to key personnel, as required.

Enhancing controls for accounting for costs related to inventory in accordance with U.S. GAAP as follows:

•	Developing and distributing to appropriate personnel a detailed inventory policy providing for guidance on evaluating matters such as the nature of costs that can be capitalized to inventory and inventory obsolescence.

•	Holding supplemental meetings, as-needed, between key operational and finance personnel, to identify any non-standard costs and determine if special accounting treatment is required.

Enhancing controls to capture all postretirement benefits other than pensions included with executive employment contracts as follows:

•	Holding monthly management meetings of senior executives in Human Resources, Legal and Finance to discuss issues, developments, and changes relating to benefits, other than pensions.

Enhancing controls over the complete and accurate recording of transactions related to real estate lease arrangements for owned and operated theaters or corporate offices in accordance with U.S. GAAP as follows:

•	Documenting a detailed analysis highlighting key terms of all agreements. Reviewing agreements and related analysis by key finance personnel to help ensure the complete and accurate recording of real estate lease arrangements.

Enhancing controls for accounting for the intraperiod allocation of the provision for income taxes as follows:

•	Establishing a formal calculation/reconciliation of the intraperiod allocation of income taxes for review by key finance personnel.

IMAX CORPORATION

Enhancing controls over the lines of communication between operations departments and the Finance department related to revenue recognition for sales and lease transactions as follows:

•	Holding formalized meetings twice a month involving key individuals within Theater Development, Corporate Development, Legal and Business Affairs, and Senior Finance management, with a standard agenda to ensure key discussion items are addressed at these meetings.

The following specific remediation step was introduced enhancing controls over the issuance of stock options:

•	Reviewing the stock-option issuance cap calculation on a periodic basis in conjunction with the granting of stock options.

At December 31, 2007, the Company has made significant progress on implementing this remediation plan but it remains in progress and therefore all previously reported material weaknesses continue to exist at December 31, 2007. The Company’s management, including the Co-CEO’s and the CFO believe that the plan should be fully implemented, and all material weaknesses remediated in 2008. They will continue to monitor the effectiveness of these actions and will make any changes and take such other actions deemed appropriate given the circumstances.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting except for the inventory provision matter detailed in subsection 3 under Managements Annual Report on Internal Controls over Financial Reporting.

Item 9B.	Other Information

None

IMAX CORPORATION

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference from the information under the following captions in the Company’s Proxy Statement: “Election of Directors”; “Executive Officers”; “Management Cease Trade Order”; “Section 16(a) Beneficial Ownership Reporting Compliance”; “Code of Ethics”; and “Audit Committee”.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated by reference from the information under the following captions in the Company’s Proxy Statement: “Compensation Discussion and Analysis”; “Summary Compensation Table”; “Grant of Plan-Based Awards”; “Outstanding Equity Awards at Fiscal Year-End”; “Options Exercised”; “Pension Benefits”; “Employment Agreements and Potential Payments upon Termination or Change-in-Control”; “Compensation of Directors”; and “Compensation Committee Interlocks and Insider Participation”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference from the information under the following captions in the Company’s Proxy Statement: “Equity Compensation Plans”; “Principal Shareholders of Voting Shares”; and “Security Ownership of Directors and Management”.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference from the information under the following caption in the Company’s Proxy Statement: “Certain Relationships and Related Transactions”, “Review, Approval and Ratification of Transactions with Related Persons” and “Director Independence”.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference from the information under the following captions in the Company’s Proxy Statement: “Audit Fees”; “Audit-Related Fees”; “Tax Fees”; “All Other Fees”; and “Audit Committee’s Pre-Approved Policies and Procedures”.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The consolidated financial statements filed as part of this Report are included under Item 8 in Part II.

Report of Independent Registered Public Accounting Firm, which covers both the financial statements and financial statement schedule in (a)(2), is included under Item 8 in Part II.

(a)(2) Financial Statement Schedules

Financial statement schedule for each year in the three-year period ended December 31, 2007.

II. Valuation and Qualifying Accounts.

IMAX CORPORATION

(a)(3) Exhibits

The items listed as Exhibits 10.1 to 10.25 relate to management contracts or compensatory plans or arrangements.

Exhibit
No.	Description

3.1	Articles of Amendment of IMAX Corporation, dated June 25, 2004. Incorporated by reference to Exhibit 3.2 to IMAX Corporation’s Form 10-Q for the quarter ended June 30, 2004 (File No. 000-24216).
3.2	By-Law No. 1 of IMAX Corporation enacted on June 3, 2004. Incorporated by reference to Exhibit 3.3 to IMAX Corporation’s Form 10-Q for the quarter ended June 30, 2004 (File No. 000-24216).
4.1	Shareholders’ Agreement, dated as of January 3, 1994, among WGIM Acquisition Corporation, the Selling Shareholders as defined therein, Wasserstein Perella Partners, L.P., Wasserstein Perella Offshore Partners, L.P., Bradley J. Wechsler, Richard L. Gelfond and Douglas Trumbull (the “Selling Shareholders’ Agreement”). Incorporated by reference to Exhibit 4.1 to IMAX Corporation’s Form 10-K for the year ended December 31, 2006 (File No. 000-24216).
4.2	Amendment, dated as of March 1, 1994, to the Selling Shareholders’ Agreement. Incorporated by reference to Exhibit 4.2 to IMAX Corporation’s Form 10-K for the year ended December 31, 2006 (File No. 000-24216).
4.3	Registration Rights Agreement, dated as of February 9, 1999, by and among IMAX Corporation, Wasserstein Perella Partners, L.P., Wasserstein Perella Offshore Partners, L.P., WPPN Inc., the Michael J. Biondi Voting Trust, Bradley J. Wechsler and Richard L. Gelfond. Incorporated by reference to Exhibit 4.3 to IMAX Corporation’s Form 10-K for the year ended December 31, 2006 (File No. 000-24216).
4.4	Indenture, dated as of April 9, 1996, between IMAX Corporation and Chemical Bank, as Trustee, related to the issue of the 5.75% Convertible Subordinated Notes due April 1, 2003. Incorporated by reference to Exhibit 4.3 to Amendment No. 1 to IMAX Corporation’s Registration Statement on Form F-3 (File No. 333-5212).
4.5	Indenture, dated as of December 4, 1998, between IMAX Corporation and U.S. Bank Trust, N.A., as Trustee, related to the issue of the 7.875% Senior Notes due December 1, 2005. Incorporated by reference to IMAX Corporation’s Exhibit 4.9 to Form 10-K for the year ended December 31, 1998 (File No. 000-24216).
4.6	Registration Rights Agreement, dated as of December 4, 2003, by and among IMAX Corporation, the Guarantors (as defined therein), Credit Suisse First Boston LLC, Jefferies & Company, Inc., Wachovia Capital Markets, LLC and U.S. Bancorp Piper Jaffray Inc., relating to the issuance of 9.625% Senior Notes due 2010. Incorporated by reference to Exhibit 4.2 to IMAX Corporation’s Registration Statement on Form S-4 (File No. 333-113141).
4.7	Indenture, dated as of December 4, 2003, by and among IMAX Corporation, the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee, related to the issue of the 9.625% Senior Notes due December 1, 2010. Incorporated by reference to Exhibit 4.3 to IMAX Corporation’s Registration Statement on Form S-4 (File No. 333-113141).
4.8	Supplemental Indenture, dated as of April 1, 2004, among IMAX Corporation, the Existing Guarantors (as defined therein), the Guaranteeing Subsidiaries (as defined therein) and U.S. Bank National Association, as trustee under the Indenture. Incorporated by reference to Exhibit 4.8 to IMAX Corporation’s Form 10-K for the year ended December 31, 2005 (File No. 000-24216).
4.9	Second Supplemental Indenture, dated as of July 14, 2004, among IMAX Corporation, the Existing Guarantors (as defined therein), the First Supplemental Guarantors named in the Supplemental Indenture, the Guaranteeing Subsidiary (as defined therein) and U.S. Bank National Association, as trustee under the Indenture. Incorporated by reference to Exhibit 4.9 to IMAX Corporation’s Form 10-K for the year ended December 31, 2005 (File No. 000-24216).

IMAX CORPORATION

Exhibit
No.	Description

4.10	Fourth Supplemental Indenture, dated April 10, 2006, among IMAX Corporation, the Existing Guarantors (as defined therein), the First Supplemental Guarantors named in the Supplemental Indenture, the Second Supplemental Guarantors named in the Second Supplemental Indenture, the Guaranteeing Subsidiaries (as defined therein) and U.S. Bank National Association, as trustee under the Indenture. Incorporated by reference to Exhibit 4.10 to IMAX Corporation’s Form 10-Q for the quarter ended June 30, 2006 (File No. 000-24216).
4.11	Fifth Supplemental Indenture, dated June 19, 2006, among IMAX Corporation, the Existing Guarantors (as defined therein), First Supplemental Guarantors named in the Supplemental Indenture, the Second Supplemental Guarantor named in the Second Supplemental Indenture, the Fourth Supplemental Guarantors named in the Fourth Supplemental Indenture, the Guaranteeing Subsidiary (as defined therein) and U.S. Bank National Association, as trustee under the Indenture. Incorporated by reference to Exhibit 4.11 to IMAX Corporation’s Form 10-Q for the quarter ended June 30, 2006 (File No. 000-24216).
4.12	Sixth Supplemental Indenture, dated as of November 9, 2006, among IMAX Corporation, the Existing Guarantors (as defined therein), the First Supplemental Guarantors named in the Supplemental Indenture, the Second Supplemental Guarantors named in the Second Supplemental Indenture, the Fourth Supplemental Guarantors named in the Fourth Supplemental Indenture, the Fifth Supplemental Guarantors named in the Fifth Supplemental Indenture, the Guaranteeing Subsidiary (as defined therein) and U.S. Bank National Association, as trustee under the Indenture. Incorporated by reference to Exhibit 4.12 to IMAX Corporation’s Form 10-K for the year ended December 31, 2006 (File No. 000-24216).
4.13	Seventh Supplemental Indenture, dated as of January 29, 2007, among IMAX Corporation, the Existing Guarantors (as defined therein), the First Supplemental Guarantors named in the Supplemental Indenture, the Second Supplemental Guarantors named in the Second Supplemental Indenture, the Fourth Supplemental Guarantors named in the Fourth Supplemental Indenture, the Fifth Supplemental Guarantors named in the Fifth Supplemental Indenture, the Sixth Supplemental Guarantors named in the Sixth Supplemental Indenture, the Guaranteeing Subsidiary (as defined therein) and U.S. Bank National Association, as trustee under the Indenture. Incorporated by reference to Exhibit 4.13 to IMAX Corporation’s Form 10-K for the year ended December 31, 2006 (File No. 000-24216).
4.14	Eighth Supplemental Indenture, dated as of March 26, 2007, among IMAX Corporation, the Existing Guarantors (as defined therein), the First Supplemental Guarantors named in the Supplemental Indenture, the Second Supplemental Guarantors named in the Second Supplemental Indenture, the Fourth Supplemental Guarantors named in the Fourth Supplemental Indenture, the Fifth Supplemental Guarantors named in the Fifth Supplemental Indenture, the Sixth Supplemental Guarantors named in the Sixth Supplemental Indenture, the Seventh Supplemental Guarantors named in the Seventh Supplemental Indenture, the Guaranteeing Subsidiary (as defined therein) and U.S. Bank National Association, as trustee under the Indenture. Incorporated by reference to Exhibit 4.14 to IMAX Corporation’s Form 10-K for the year ended December 31, 2006 (File No. 000-24216).
4.15	Consent and Forbearance Agreement, dated April 2, 2007, by and between IMAX Corporation and Plainfield Special Situations Master Fund Limited. Incorporated by reference to Exhibit 4.15 to IMAX Corporation’s Form 10-K for the year ended December 31, 2006 (File No. 000-24216).
4.16	Ninth Supplemental Indenture, dated as of April 16, 2007, among IMAX Corporation, the Existing Guarantors (as defined therein), the First Supplemental Guarantors named in the Supplemental Indenture, the Second Supplemental Guarantors named in the Second Supplemental Indenture, the Fourth Supplemental Guarantors named in the Fourth Supplemental Indenture, the Fifth Supplemental Guarantors named in the Fifth Supplemental Indenture, the Sixth Supplemental Guarantors named in the Sixth Supplemental Indenture, the Seventh Supplemental Guarantors named in the Seventh Supplemental Indenture, the Eighth Supplemental Guarantors named in the Eighth Supplemental Indenture and U.S. Bank National Association, as trustee under the Indenture. Incorporated by reference to Exhibit 4.16 to IMAX Corporation’s Form 10-K for the year ended December 31, 2006 (File No. 000-24216).

IMAX CORPORATION

Exhibit
No.	Description

4.17	Tenth Supplemental Indenture, dated as of March 30, 2007, among IMAX Corporation, the Existing Guarantors (as defined therein), the First Supplemental Guarantors named in the Supplemental Indenture, the Second Supplemental Guarantors named in the Second Supplemental Indenture, the Fourth Supplemental Guarantors named in the Fourth Supplemental Indenture, the Fifth Supplemental Guarantors named in the Fifth Supplemental Indenture, the Sixth Supplemental Guarantors named in the Sixth Supplemental Indenture, the Seventh Supplemental Guarantors named in the Seventh Supplemental Indenture, the Eighth Supplemental Guarantors named in the Eighth Supplemental Indenture, the Ninth Supplemental Guarantors named in the Ninth Supplemental Indenture, the Guaranteeing Subsidiary (as defined therein) and U.S. Bank National Association, as trustee under the Indenture. Incorporated by reference to Exhibit 4.17 to IMAX Corporation’s Form 10-K for the year ended December 31, 2006 (File No. 000-24216).
*4.18	Eleventh Supplemental Indenture, dated as of September 20, 2007, among IMAX Corporation, the Existing Guarantors (as defined therein), the First Supplemental Guarantors named in the Supplemental Indenture, the Second Supplemental Guarantors named in the Second Supplemental Indenture, the Fourth Supplemental Guarantors named in the Fourth Supplemental Indenture, the Fifth Supplemental Guarantors named in the Fifth Supplemental Indenture, the Sixth Supplemental Guarantors named in the Sixth Supplemental Indenture, the Seventh Supplemental Guarantors named in the Seventh Supplemental Indenture, the Eighth Supplemental Guarantors named in the Eighth Supplemental Indenture, the Tenth Supplemental Guarantors named in the Tenth Supplemental Indenture, the Guaranteeing Subsidiary (as defined therein) and U.S. Bank National Association, as trustee under the Indenture.
*4.19	Twelfth Supplemental Indenture, dated as of November 20, 2007, among IMAX Corporation, the Existing Guarantors (as defined therein), the First Supplemental Guarantors named in the Supplemental Indenture, the Second Supplemental Guarantors named in the Second Supplemental Indenture, the Fourth Supplemental Guarantors named in the Fourth Supplemental Indenture, the Fifth Supplemental Guarantors named in the Fifth Supplemental Indenture, the Sixth Supplemental Guarantors named in the Sixth Supplemental Indenture, the Seventh Supplemental Guarantors named in the Seventh Supplemental Indenture, the Eighth Supplemental Guarantors named in the Eighth Supplemental Indenture, the Tenth Supplemental Guarantors named in the Tenth Supplemental Indenture, the Eleventh Supplemental Guarantors named in the Eleventh Supplemental Indenture, the Guaranteeing Subsidiary (as defined therein) and U.S. Bank National Association, as trustee under the Indenture.
*4.20	Thirteenth Supplemental Indenture, dated as of February 25, 2008, among IMAX Corporation, the Existing Guarantors (as defined therein), the First Supplemental Guarantors named in the Supplemental Indenture, the Second Supplemental Guarantors named in the Second Supplemental Indenture, the Fourth Supplemental Guarantors named in the Fourth Supplemental Indenture, the Fifth Supplemental Guarantors named in the Fifth Supplemental Indenture, the Sixth Supplemental Guarantors named in the Sixth Supplemental Indenture, the Seventh Supplemental Guarantors named in the Seventh Supplemental Indenture, the Eighth Supplemental Guarantors named in the Eighth Supplemental Indenture, the Tenth Supplemental Guarantors named in the Tenth Supplemental Indenture, the Eleventh Supplemental Guarantors named in the Eleventh Supplemental Indenture, the Twelfth Supplemental Guarantors named in the Twelfth Supplemental Indenture, the Guaranteeing Subsidiary (as defined therein) and U.S. Bank National Association, as trustee under the Indenture.
10.1	Stock Option Plan of IMAX Corporation, dated August 12, 2004. Incorporated by reference to Exhibit 10.1 to IMAX Corporation’s Form 10-Q for the quarter ended September 30, 2004 (File No. 000-24216).
10.2	IMAX Corporation Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2006. Incorporated by reference to Exhibit 10.2 to IMAX Corporation’s Form 10-K for the year ended December 31, 2006 (File No. 000-24216).
10.3	Employment Agreement, dated July 1, 1998, between IMAX Corporation and Bradley J. Wechsler. Incorporated by reference to Exhibit 10.3 to IMAX Corporation’s Form 10-K for the year ended December 31, 2006 (File No. 000-24216).

IMAX CORPORATION

Exhibit
No.	Description

10.4	Amended Employment Agreement, dated July 12, 2000, between IMAX Corporation and Bradley J. Wechsler. Incorporated by reference to Exhibit 10.4 to IMAX Corporation’s Form 10-K for the year ended December 31, 2006 (File No. 000-24216).
10.5	Amended Employment Agreement, dated March 8, 2006, between IMAX Corporation and Bradley J. Wechsler. Incorporated by reference to Exhibit 10.8 to IMAX Corporation’s Form 10-K for the year ended December 31, 2005 (File No. 000-24216).
10.6	Amended Employment Agreement, dated February 15, 2007, between IMAX Corporation and Bradley, J. Wechsler. Incorporated by reference to Exhibit 10.31 to IMAX Corporation’s Form 8-K dated February 16, 2007 (File No. 000-24216).
*10.7	Amended Employment Agreement, dated December 31, 2007, between IMAX Corporation and Bradley J. Wechsler.
10.8	Employment Agreement, dated July 1, 1998, between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.7 to IMAX Corporation’s Form 10-K for the year ended December 31, 2006 (File No. 000-24216).
10.9	Amended Employment Agreement, dated July 12, 2000, between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.8 to IMAX Corporation’s Form 10-K for the year ended December 31, 2006 (File No. 000-24216).
10.10	Amended Employment Agreement, dated March 8, 2006, between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.14 to IMAX Corporation’s Form 10-K for the year ended December 31, 2005 (File No. 000-24216).
10.11	Amended Employment Agreement, dated February 15, 2007, between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.30 to IMAX Corporation’s Form 8-K dated February 16, 2007 (File No. 000-24216).
*10.12	Amended Employment Agreement, dated December 31, 2007, between IMAX Corporation and Richard L. Gelfond.
10.13	Employment Agreement, dated March 9, 2006, between IMAX Corporation and Greg Foster. Incorporated by reference to Exhibit 10.18 to IMAX Corporation’s Form 10-K for the year ended December 31, 2005 (File No. 000-24216).
*10.14	First Amending Agreement, dated December 31, 2007, between IMAX Corporation and Greg Foster.
*10.15	Employment Agreement, dated May 17, 1999, between IMAX Corporation and Robert D. Lister.
10.16	Letter Agreement, dated August 21, 2000 between IMAX Corporation and Robert D. Lister. Incorporated by reference to Exhibit 10.15 to IMAX Corporation’s Form 10-K for the year ended December 31, 2006 (File No. 000-24216).
*10.17	Amended Employment Agreement, dated April 4, 2001 between IMAX Corporation and Robert D. Lister.
10.18	Amended Employment Agreement, dated January 1, 2004, between IMAX Corporation and Robert D. Lister. Incorporated by reference to Exhibit 10.17 to IMAX Corporation’s Registration Statement on Form S-4 (File No. 333-113141).
10.19	Third Amending Agreement, dated February 14, 2006, between IMAX Corporation and Robert D. Lister. Incorporated by reference to Exhibit 10.21 to IMAX Corporation’s Form 8-K dated February 20, 2006 (File No. 000-24216).
10.20	Fourth Amending Agreement, dated October 5, 2006, between IMAX Corporation and Robert D. Lister. Incorporated by reference to Exhibit 10.28 to IMAX Corporation’s Form 10-Q for the quarter ended September 30, 2006 (File No. 000-24216).
*10.21	Fifth Amending Agreement, dated December 31, 2007, between IMAX Corporation and Robert D. Lister.
*10.22	Stock Appreciation Rights Agreement, dated December 31, 2007, between IMAX Corporation and Robert D. Lister.

IMAX CORPORATION

Exhibit
No.	Description

10.23	Summary of Employment Arrangement, dated November 6, 2006, between IMAX Corporation and Edward MacNeil. Incorporated by reference to Exhibit 10.29 to IMAX Corporation’s Form 10-Q for the quarter ended September 30, 2006 (File No. 000-24216).
10.24	Employment Agreement, dated May 14, 2007, between IMAX Corporation and Joseph Sparacio. Incorporated by reference to Exhibit 10.25 to IMAX Corporation’s Form 10-Q for the quarter ended September 30, 2007 (File No. 000-24216).
10.25	Statement of Directors’ Compensation, dated August 11, 2005. Incorporated by reference to Exhibit 10.20 to IMAX Corporation’s Form 10-Q for the quarter ended September 30, 2005 (File No. 000-24216).
10.26	Loan Agreement, dated as of February 6, 2004 by and between Congress Financial Corporation (Canada) and IMAX Corporation. Incorporated by reference to Exhibit 10.22 to IMAX Corporation’s Registration Statement on Form S-4 (File No. 333-113141).
10.27	First Amendment to the Loan Agreement, dated June 30, 2005, between Congress Financial Corporation (Canada) and IMAX Corporation. Incorporated by reference to Exhibit 10.22 to IMAX Corporation’s Form 10-Q for the quarter ended June 30, 2005 (File No. 000-24216).
10.28	Second Amendment to the Loan Agreement, as of and with effect May 16, 2006, between IMAX Corporation and Wachovia Capital Finance Corporation (Canada) (formerly, Congress Financial Corporation (Canada)). Incorporated by reference to Exhibit 10.27 to IMAX Corporation’s Form 10-Q for the quarter ended June 30, 2006 (File No. 000-24216).
10.29	Third Amendment to the Loan Agreement, as of and with effect September 30, 2007, between IMAX Corporation and Wachovia Capital Finance Corporation (Canada) (formerly, Congress Financial Corporation (Canada)). Incorporated by reference to Exhibit 10.26 to IMAX Corporation’s Form 10-Q for the quarter ended September 30, 2007 (File No. 000-24216).
*10.30	Fourth Amendment to the Loan Agreement, as of and with effect December 5, 2007, between IMAX Corporation and Wachovia Capital Finance Corporation (Canada) (formerly, Congress Financial Corporation (Canada)).
*21	Subsidiaries of IMAX Corporation.
*23	Consent of PricewaterhouseCoopers LLP.
*24	Power of Attorney of certain directors.
*31.1	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated March 14, 2008, by Bradley J. Wechsler.
*31.2	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated March 14, 2008, by Richard L. Gelfond.
*31.3	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated March 14, 2008, by Joseph Sparacio.
*32.1	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated March 14, 2008, by Bradley J. Wechsler.
*32.2	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated March 14, 2008, by Richard L. Gelfond.
*32.3	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated March 14, 2008, by Joseph Sparacio.
*	Filed herewith

IMAX CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAX CORPORATION

By	/s/ JOSEPH SPARACIO
Joseph Sparacio
Chief Financial Officer

Date: March 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2008.

/s/ BRADLEY J. WECHSLER	/s/ RICHARD L. GELFOND	/s/ JOSEPH SPARACIO
Bradley J. Wechsler Director and Co-Chief Executive Officer (Principal Executive Officer)	Richard L. Gelfond Director and Co-Chief Executive Officer (Principal Executive Officer)	Joseph Sparacio Chief Financial Officer (Principal Financial Officer)

/s/ JEFFREY VANCE	NEIL S. BRAUN*	KENNETH G. COPLAND*
Jeffrey Vance Controller (Principal Accounting Officer)	Neil S. Braun Director	Kenneth G. Copland Director

GARTH M. GIRVAN*	DAVID W. LEEBRON*	MARC A. UTAY*
Garth M. Girvan Director	David W. Leebron Director	Marc A. Utay Director

By	* /s/ JOSEPH SPARACIO
Joseph Sparacio
(as attorney-in-fact)

IMAX CORPORATION
Schedule II
Valuation and Qualifying Accounts
(In thousands of U.S. dollars)

	Balance at	Additions /	Other		Balance at
	beginning	(recoveries)	additions /		end of year
	of year	charged to	(deductions)
		expenses

Allowance for net investment in leases
Year ended December 31, 2005	$6,115	$(1,153)	$(2,194	)(1)	$2,768
Year ended December 31, 2006	$2,768	$(323)	$—		$2,445
Year ended December 31, 2007	$2,445	$1,958	$(251	)(1)	$4,152

Allowance for doubtful accounts receivable
Year ended December 31, 2005	$5,577	$144	$(3,248	)(1)	$2,473
Year ended December 31, 2006	$2,473	$1,389	$(609	)(1)	$3,253
Year ended December 31, 2007	$3,253	$(163)	$(45	)(1)	$3,045

Inventories valuation allowance
Year ended December 31, 2005	$1,174	$—	$(227	)(1)	$941
Year ended December 31, 2006	$941	$1,322	$(1,626	)(1)	$637
Year ended December 31, 2007	$637	$3,960	$(310	)(1)	$4,287

Deferred income tax valuation allowance
Year ended December 31, 2005	$46,752	$(492)	$—		$46,260
Year ended December 31, 2006	$46,260	$8,342	$—		$54,602
Year ended December 31, 2007	$54,602	$(4,610)	$—		$49,992

Provision for loans receivable
Year ended December 31, 2005	$11,100	$(1,699)	$(9,401	)(2)	$—
Year ended December 31, 2006	$—	$—	$—		$—
Year ended December 31, 2007	$—	$—	$—		$—

(1)	Deduction amounts represent write-offs of amounts previously charged to the provision.

(2)	Loans were settled on December 29, 2005 in exchange for payments received in the first quarter of 2006.