Form 10-Q
period 2008-03-31
IMAX CORP
filed 2008-05-12
CIK 921582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting Company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 8, 2008

Common stock, no par value	43,250,865

IMAX CORPORATION

IMAX CORPORATION

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements included in this quarterly report may constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, references to future capital expenditures (including the amount and nature thereof), business and technology strategies and measures to implement strategies, competitive strengths, goals, expansion and growth of business, operations and technology, plans and references to the future success of IMAX Corporation together with its wholly-owned subsidiaries (the “Company”) and expectations regarding the Company’s future operating results. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the expectations and predictions of the Company is subject to a number of risks and uncertainties, including, but not limited to, general economic, market or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by the Company; competitive actions by other companies; U.S. or Canadian regulatory inquiries; conditions in the in-home and out-of-home entertainment industries; changes in laws or regulations; conditions, changes and developments in the commercial exhibition industry; risks associated with the performance of the Company’s new technologies; risks associated with investments and operations in foreign jurisdictions and any future international expansion, including those related to economic, political and regulatory policies of local governments and laws and policies of the United States and Canada; the potential impact of increased competition in the markets the Company operates within; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this quarterly report are qualified by these cautionary statements, and actual results or anticipated developments by the Company may not be realized, and even if substantially realized, may not have the expected consequences to, or effects on, the Company. The Company undertakes no obligation to update publicly or otherwise revise any forward-looking information, whether as a result of new information, future events or otherwise.

IMAX®, IMAX® Dome, IMAX® 3D, IMAX® 3D Dome, The IMAX Experience®, An IMAX Experience®, IMAX DMR®, DMR®, IMAX MPX®, IMAX think big® and think big® are trademarks and trade names of the
Company or its subsidiaries that are registered or otherwise protected under laws of various jurisdictions.

IMAX CORPORATION

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

Page

The following Condensed Consolidated Financial Statements are filed as part of this Report:
Condensed Consolidated Balance Sheets as at March 31, 2008 and December 31, 2007	5
Condensed Consolidated Statements of Operations for the three month period ended March 31, 2008 and 2007	6
Condensed Consolidated Statements of Cash Flows for the three month period ended March 31, 2008 and 2007	7
Notes to Condensed Consolidated Financial Statements	8

IMAX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
In accordance with United States Generally Accepted Accounting Principles
(In thousands of U.S. dollars)

	March 31,	December 31,
	2008	2007
	(unaudited)

Assets
Cash and cash equivalents	$18,061	$16,901
Accounts receivable, net of allowance for doubtful accounts of $3,354 (2007 — $3,045)	20,632	25,505
Financing receivables (note 3)	58,050	59,092
Inventories (note 4)	21,640	22,050
Prepaid expenses	3,722	2,187
Film assets	2,177	2,042
Property, plant and equipment	23,949	23,708
Other assets	14,107	15,093
Goodwill	39,027	39,027
Other intangible assets	2,338	2,377

Total assets	$203,703	$207,982

Liabilities
Accounts payable	$8,775	$12,300
Accrued liabilities (notes 7(a), 7(c), 8, 13(a), 16(a), 16(c))	63,088	61,967
Deferred revenue	67,054	59,085
Senior Notes due 2010 (note 5)	160,000	160,000

Total liabilities	298,917	293,352

Commitments and contingencies (notes 7 and 8)
Shareholders’ deficiency
Capital stock (note 13) common shares — no par value. Authorized — unlimited number. Issued and outstanding — 40,510,407 (2007 — 40,423,074)	122,721	122,455
Other equity	4,282	4,088
Deficit	(223,666)	(213,407)
Accumulated other comprehensive income	1,449	1,494

Total shareholders’ deficiency	(95,214)	(85,370)

Total liabilities and shareholders’ deficiency	$203,703	$207,982

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
In accordance with United States Generally Accepted Accounting Principles
(In thousands of U.S. dollars, except per share amounts)
(Unaudited)

	Three Months
	Ended March 31,
	2008	2007
		(note 15(a))

Revenues
Equipment and product sales	$6,698	$7,074
Services	14,207	17,301
Rentals	1,544	1,286
Finance income	1,071	1,186

	23,520	26,847

Cost of goods sold, services and rentals
Equipment and product sales	2,965	3,943
Services	9,689	10,803
Rentals	730	560

	13,384	15,306

Gross margin	10,136	11,541
Selling, general and administrative expenses (note 9)	12,387	10,321
Research and development	2,488	1,495
Amortization of intangibles	133	136
Receivable provisions net of (recoveries) (note 11)	748	6

Loss from operations	(5,620)	(417)
Interest income	126	226
Interest expense	(4,496)	(4,249)

Loss from continuing operations before income taxes	(9,990)	(4,440)
Provision for income taxes	(269)	(167)

Loss from continuing operations	(10,259)	(4,607)
Net loss from discontinued operations	—	(133)

Net loss	$(10,259)	$(4,740)

Loss per share
Loss per share — basic & diluted:
Net loss from continuing operations	$(0.25)	$(0.11)
Net loss from discontinued operations	$—	$(0.01)

Net loss	$(0.25)	$(0.12)

Other comprehensive income consists of:
Amortization of prior service credits (net of tax provision of $17 and $76 for the three months ended March 31, 2008 and 2007, respectively)	$45	$161

	$45	$161

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In accordance with United States Generally Accepted Accounting Principles
(In thousands of U.S. dollars)
(Unaudited)

	Three Months
	Ended March 31,
	2008	2007
		(note 15(a))

Cash provided by (used in):
Operating Activities
Net loss	$(10,259)	$(4,740)
Net loss from discontinued operations	—	133
Items not involving cash:
Depreciation and amortization (note 10)	4,203	3,014
Receivable provisions, net of recoveries (note 11)	748	6
Change in deferred income taxes	17	(76)
Stock and other non-cash compensation	1,257	1,504
Foreign currency exchange loss (gain)	191	(109)
Accrued interest on short-term investments	—	(17)
Change in cash surrender value of life insurance	(13)	(8)
Investment in film assets	(2,445)	(1,340)
Changes in other non-cash operating assets and liabilities (note 10)	9,443	3,168
Net cash used in operating activities from discontinued operations (note 15)	—	(908)

Net cash provided by operating activities	3,142	627

Investing Activities
Purchases of short-term investments	—	(2,124)
Proceeds from maturities of short-term investments	—	2,115
Purchase of property, plant and equipment	(1,766)	(99)
Acquisition of other assets	(78)	(245)
Acquisition of other intangible assets	(95)	(148)

Net cash used in investing activities	(1,939)	(501)

Financing Activities
Common shares issued	266	—

Net cash provided by financing activities	266	—

Effects of exchange rate changes on cash	(309)	3

Increase in cash and cash equivalents, during the period	1,160	129
Cash and cash equivalents, beginning of period	16,901	25,123

Cash and cash equivalents, end of period	$18,061	$25,252

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

The condensed consolidated financial statements include the accounts of the Company, except for subsidiaries which the Company has identified as variable interest entities (“VIEs”) where the Company is not the primary beneficiary. The nature of the Company’s business is such that the results of operations for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations.

The Company has evaluated its various variable interests to determine whether they are VIEs in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). The Company has five film production companies that are VIEs. As the Company is exposed to the majority of the expected losses for one of the film production companies, the Company has determined that it is the primary beneficiary of this entity. The Company continues to consolidate this entity, with no material impact on the operating results or financial condition of the Company, as this production company has total assets and total liabilities of $nil as at March 31, 2008 (December 31, 2007 — $nil). For the other four film production companies which are VIEs, the Company did not consolidate these film entities since it does not bear the majority of the expected losses or expected residual returns. The Company equity accounts for these entities. As at March 31, 2008, these five VIEs have total assets of $0.3 million (December 31, 2007 — $0.3 million) and total liabilities of $0.3 million (December 31, 2007 — $0.3 million). Earnings of the investees included in the Company’s condensed consolidated statement of operations amounted to $nil for the three months ended March 31, 2008 and 2007, respectively. The carrying value of these investments in VIEs that are not consolidated is $nil at March 31, 2008 (March 31, 2007 — $nil). A loss in value of an investment other than a temporary decline is recognized as a charge to the consolidated statement of operations.

All significant intercompany accounts and transactions, including all unrealized intercompany profits on transactions with equity-accounted investees, have been eliminated.

The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

These financial statements should be read in conjunction with the consolidated financial statements included in the Company’s 2007 Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”) which should be consulted for a summary of the significant accounting policies utilized by the Company. These interim financial statements are prepared following accounting policies consistent with the Company’s financial statements for the year ended December 31, 2007, except as noted below.

2.	Change in Accounting Policy

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

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP 157-2), “Effective Date of FASB Statement No. 157”. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities that are not remeasured at fair value on a recurring basis until fiscal years beginning after November 15, 2008. The Company is currently evaluating the potential impact of this statement on its non-financial assets and non-financial liabilities included in its consolidated financial statements. For financial assets and financial liabilities, SFAS 157 was effective for the Company on January 1, 2008 on a prospective basis. The adoption of SFAS 157 to the Company’s financial assets and financial liabilities did not have a material effect on the Company’s financial condition or results of operations as of January 1, 2008.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”), with an effective date of January 1, 2008. Companies that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. SFAS 159 did not have an effect on the Company’s financial condition or results of operations as the Company did not elect this fair value option for any of its financial assets and financial liabilities.

3.	Financing Receivables

Financing receivables, consisting of net investment in sales-type leases and receivables from financed sales of its theater systems, are as follows:

	March 31,	December 31,
	2008	2007

Gross minimum lease payments receivable	$76,594	$79,878
Unearned finance income	(24,258)	(26,387)

Minimum lease payments receivable	52,336	53,491
Accumulated allowance for uncollectible amounts	(3,977)	(4,152)

Net investment in leases	48,359	49,339

Gross receivables from financed sales	14,844	14,949
Unearned financed income	(5,153)	(5,196)

Net financed sale receivables	9,691	9,753

Total financing receivables	$58,050	$59,092

Net financed sale receivables due within one year	$1,324	$1,528
Net financed sale receivables due after one year	$8,367	$8,225

As at March 31, 2008, the financed sale receivables had a weighted average effective interest rate of 9.5% (December 31, 2007 — 9.4%).

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

4.	Inventories

	March 31,	December 31,
	2008	2007

Raw materials	$6,707	$7,067
Work-in-process	1,200	2,091
Finished goods	13,733	12,892

	$21,640	$22,050

At March 31, 2008, finished goods inventory for which title had passed to the customer and revenue was deferred amounted to $4.0 million (December 31, 2007 — $3.2 million).

Inventories at March 31, 2008 include provisions for excess and obsolete inventory based upon current estimates of net realizable value considering future events and conditions of $4.3 million (December 31, 2007 — $4.3 million).

5.	Senior Notes due 2010

As at March 31, 2008, the Company had outstanding $159.0 million (December 31, 2007 — $159.0 million) aggregate principal of Registered Senior Notes and $1.0 million (December 31, 2007 — $1.0 million) aggregate principal of Unregistered Senior Notes. The Registered Senior Notes and the Unregistered Senior Notes are referred to herein as the “Senior Notes”.

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

In March 2007, the Company delayed the filing of its Annual Report on Form 10-K for the year ended December 31, 2006 beyond the required public company filing deadline due to the discovery of certain accounting errors, broadened its accounting review to include certain other accounting matters based on comments received by the Company from the Securities and Exchange Commission (the “SEC”) and the Ontario Securities Commission (the “OSC”), and ultimately restated financial statements for certain periods. The filing delay resulted in the Company being in default of a financial reporting covenant under the indenture dated as at December 4, 2003, and as thereafter amended and supplemented, governing the Company’s Senior Notes due 2010 (the “Indenture”).

On April 16, 2007 the Company completed a consent solicitation, receiving consents from holders of approximately 60% aggregate principal amount of the Senior Notes (the “Consenting Holders”) to execute a ninth supplemental indenture (the “Supplemental Indenture”) to the Indenture with the Guarantors named therein and U.S. Bank National Association. The Supplemental Indenture waived any defaults existing at such time arising from a failure by the Company to comply with the Indenture’s reporting covenant requiring that annual and quarterly financial statements are filed with the trustee within 15 days of the required public company filing deadlines, and extended until May 31, 2007, or at the Company’s election until June 30, 2007 (the “Covenant Reversion Date”), the date by which the Company’s failure to comply with the reporting covenant shall constitute a

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

default, or be the basis for an event of default under the Indenture. The Company paid consent fees of $1.0 million to the Consenting Holders. On May 30, 2007, the Company provided notice to the holders of the Senior Notes of its election to extend the Covenant Reversion Date to June 30, 2007. The Company paid additional consent fees of $0.5 million to the Consenting Holders. Because the Company did not file its Annual Report on Form 10-K for the year ended December 31, 2006 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 by June 30, 2007, it was in default of the reporting covenant under the Indenture on July 1, 2007, and received notice of such default on July 2, 2007. The Company cured such default under the Indenture by filing its 2006 Annual Report on Form 10-K and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 on July 20, 2007. See note 8(f) for more information.

6.	Credit Facility

Under the Indenture governing the Company’s Senior Notes, the Company is permitted to incur indebtedness on a secured basis pursuant to a credit agreement, or the refinancing or replacement of a credit facility, provided that the aggregate principal amount of indebtedness thereunder outstanding at any time does not exceed the greater of a) $30.0 million minus the amount of any such indebtedness retired with the proceeds of an Asset Sale (as defined in the Indenture) and (b) 15% of Total Assets (as defined in the Indenture) of the Company. Amongst other indebtedness, the Indenture also permits the Company to incur indebtedness solely in respect of performance, surety or appeal bonds, letters of credit and letters of guarantee as required in the ordinary course of business in accordance with customary industry practices. On February 6, 2004, the Company entered into a Loan Agreement for a secured revolving credit facility as amended on June 30, 2005, May 16, 2006, November 7, 2007 and December 5, 2007 (the “Credit Facility”). The Credit Facility is a revolving credit facility expiring on October 31, 2009 with an optional one year renewal thereafter contingent upon approval by the lender, permitting maximum aggregate borrowings equal to the lesser of (i) $40.0 million, (ii) a collateral calculation based on percentages of the book values for the Company’s net investment in sales-type leases, financing receivables, finished goods inventory allocated to backlog contracts and the appraised values of the expected future cash flows related to operating leases and of the Company’s owned real property, reduced by certain accruals and accounts payable, and (iii) a minimum level of trailing cash collections in the preceding twenty-six week period ($71.1 million as at March 31, 2008); reduced for outstanding letters of credit and advance payment guarantees and subject to maintaining a minimum Excess Availability (as defined in the Credit Facility) of $5.0 million. As at March 31, 2008, the Company’s current borrowing capacity under the Credit Facility was $20.3 million after deduction for outstanding letters of credit and advance payment guarantees of $9.4 million and the minimum Excess Availability of $5.0 million. Subsequent to March 31, 2008, the Company was successful in transferring $4.1M of these advance payment guarantees to the separate line available with the Bank of Montreal (see note 7b). The effect was to increase the Company’s borrowing capacity under the Credit Facility by $4.1M. The Credit Facility bears interest at the applicable prime rate per annum or LIBOR plus a margin as specified therein per annum and is collateralized by a first priority security interest in all of the current and future assets of the Company. The Credit Facility contains typical affirmative and negative covenants, including covenants that restrict the Company’s ability to: incur certain additional indebtedness; make certain loans, investments or guarantees; pay dividends; make certain asset sales; incur certain liens or other encumbrances; conduct certain transactions with affiliates and enter into certain corporate transactions. In addition, the Credit Facility agreement contains customary events of default, including upon an acquisition or a change of control that may have a material adverse effect on the Company or a guarantor. The Credit Facility also requires the Company to maintain, over a period of time, a minimum level of adjusted earnings before interest, taxes, depreciation and amortization including film asset amortization, stock and non-cash compensation, write downs (recoveries), asset impairment charges, and other non-cash uses of funds on a trailing four quarter basis calculated quarterly, of not less than $20.0 million (the “EBITDA Requirement”); provided, however, that the EBITDA Requirement shall be $12.5 million for the four quarters ending each of December 31, 2007, March 31,

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

2008, June 30, 2008 and September 30, 2008. Furthermore, the Company is required to maintain a minimum Cash and Excess Availability (as defined in the Credit Facility) balance not less than $15.0 million.

On May 5, 2008, the Company entered into an amendment to the Credit Facility with effect from January 1, 2008, whereby the minimum Cash and Excess Availability balance is reduced to $7.5 million. Under the terms of this amendment, the Company shall not be subject to the EBITDA Requirement so long as the Company is in compliance with the Cash and Excess Availability requirements. This amendment also provides for a one-year extension of the expiration of the Credit Facility to October 31, 2010 and adjusts the collateral calculation for certain finished goods inventory items to be installed under joint revenue sharing arrangements, which could result in an increase to maximum aggregate borrowings of up to $3.0 million in the future. In the event that the Company’s Excess Availability falls below the $5.0 million requirement, the excess borrowings above the minimum availability requirement must be remedied immediately. Failure to remedy will result in a Cash Dominion Event and an Event of Default (as defined in the Credit Facility). The failure to comply with the Cash and Excess Availability requirement of $7.5 million would continue to result in an immediate Cash Dominion Event and Event of Default. If the Credit Facility were to be terminated by either the Company or the lender, the Company would have the ability to pursue another source of secured financing pursuant to the terms of the Indenture.

As of March 31, 2008, the Company had not drawn down any funds under the Credit Facility and was in compliance with all covenants under the agreement.

Under the terms of the Credit Facility, the Company has to comply with several reporting requirements including the delivery of audited consolidated financial statements within 120 days of the end of the fiscal year. In March 2007, the Company delayed the filing of its 2006 Annual Report on Form 10-K for the year ended December 31, 2006 beyond the filing deadline in order to restate financial statements for certain periods during the fiscal years 2002 — 2006. On March 27, 2007, the Credit Facility lender waived the requirement for the Company to deliver audited consolidated financial statements within 120 days of the end of the fiscal year ended December 31, 2006, provided such statements and documents were delivered on or before June 30, 2007. On June 27, 2007, the Credit Facility lender agreed that an event of default would not be deemed to have occurred unless the Company’s 2006 Annual Report on Form 10-K filing did not occur by July 31, 2007 or upon the occurrence and continuance of an event of default under the Company’s Indenture governing its Senior Notes which had not been cured within the applicable grace period. The Company cured such default under the Indenture by filing its 2006 Annual Report on Form 10-K and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 on July 20, 2007, within the applicable grace period.

7.	Commitments

(a) The Company’s lease commitments consist of rent and equipment under operating leases. The Company accounts for any incentives provided over the term of the lease. Total minimum annual rental payments to be made by the Company under operating leases as at March 31, 2008 for each of the years ended December 31, are as follows:

2008 (nine months remaining)	$4,005
2009	5,144
2010	5,536
2011	5,678
2012	5,706
Thereafter	5,082

$31,151

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

Rent expense was $1.4 million for three months ended March 31, 2008 (March 31, 2007 — $1.2 million) net of sublease rental of less than $0.1 million (March 31, 2007 — $0.2 million).

Recorded in the accrued liabilities balance as at March 31, 2008 is $6.5 million (December 31, 2007 — $6.6 million) related to lease inducements and accrued rent.

Purchase obligations under supplier arrangements as at March 31, 2008 were $1.4 million (December 31, 2007 — $1.4 million).

(b) As at March 31, 2008, the Company has letters of credit and advance payment guarantees of $9.4 million outstanding, of which the entire balance has been secured by the Credit Facility. The Company also has available a $5.0 million facility for performance guarantees and letters of credit through the Bank of Montreal for use solely in conjunction with guarantees fully insured by Export Development Canada. As at March 31, 2008, the Company had $nil (December 31, 2007 — $nil) outstanding under this facility. Subsequent to March 31, 2008, the Company transferred $4.1M of these advance payment guarantees from the Credit Facility to this separate line available with the Bank of Montreal.

(c) The Company compensates its sales force with both fixed and variable compensation. Commissions on the sale or lease of the Company’s theater system components are due in graduated amounts from the time of collection of the customer’s first payment to the Company up to the collection of the customer’s last initial payment. At March 31, 2008, $0.2 million (December 31, 2007 — $0.2 million) of commissions will be payable in future periods if the Company collects its initial payments as anticipated.

8.	Contingencies and Guarantees

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

(a) In March 2005, the Company, together with Three-Dimensional Media Group, Ltd. (“3DMG”), filed a complaint in the U.S. District Court for the Central District of California, Western Division, against In-Three, Inc. (“In-Three”) alleging patent infringement. On March 10, 2006, the Company and In-Three entered into a settlement agreement settling the dispute between the Company and In-Three. On June 12, 2006, the U.S. District Court for the Central District of California, Western Division, entered a stay in the proceedings against In-Three pending the arbitration of disputes between the Company and 3DMG. Arbitration was initiated by the Company against 3DMG on May 15, 2006 before the International Centre for Dispute Resolution in New York, alleging breaches of the license and consulting agreements between the Company and 3DMG. On June 15, 2006, 3DMG filed an answer denying any breaches and asserting counterclaims that the Company breached the parties’ license agreement. On June 21, 2007, the Arbitration Panel unanimously denied 3DMG’s Motion for Summary Judgment filed on April 11, 2007 concerning the Company’s claims and 3DMG’s counterclaims. On October 5, 2007, 3DMG amended its

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

counterclaims and added counterclaims from UNIPAT.ORG relating to fees allegedly owed to UNIPAT.ORG by the Company. An evidentiary hearing on liability issues originally scheduled for June 2008 has been postponed until a later date to be set by the Arbitration Panel. Further proceedings on damages issues will be scheduled if and when necessary. The Company will continue to pursue its claims vigorously and believes that all allegations made by 3DMG are without merit. The Company further believes that the amount of loss, if any, suffered in connection with the counterclaims would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of the arbitration.

(b) In January 2004, the Company and IMAX Theatre Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages of approximately $3.7 million before the International Court of Arbitration of the International Chambers of Commerce (the “ICC”) with respect to the breach by Electronic Media Limited (“EML”) of its December 2000 agreement with the Company. In June 2004, the Company commenced a related arbitration before the ICC against EML’s affiliate, E-CITI Entertainment (I) PVT Limited (“E-Citi”), seeking $17.8 million in damages as a result of E-Citi’s breach of a September 2000 lease agreement. The damages sought against E-Citi included the original claim sought against EML. An arbitration hearing took place in November 2005 against E-Citi, which included all claims by the Company. On February 1, 2006, the ICC issued an award on liability finding unanimously in the Company’s favor on all claims. Further hearings took place in July 2006 and December 2006. On August 24, 2007, the ICC issued an award unanimously in favor of the Company in the amount of $9.4 million, consisting of past and future rents owed to the Company under its lease agreements, plus interest and costs. In the award, the ICC upheld the validity and enforceability of the Company’s theater system contract. The Company thereafter submitted its application to the arbitration panel for interest and costs. On March 27, 2008, the Panel issued a final award in favor of the Company in the amount of $11,309,496, plus an additional $2,512 each day in interest from October 1, 2007 until the date the award is paid, which the Company will seek to enforce and collect in full. As collectibility is not assured, the Company will not record the impact of the amount awarded until the amounts have been received.

(c) In June 2004, Robots of Mars, Inc. (“Robots”) initiated an arbitration proceeding against the Company in California with the American Arbitration Association pursuant to an arbitration provision in a 1994 film production agreement between Robots’ predecessor-in-interest and a subsidiary of the Company, asserting claims for breach of contract, fraud, breach of fiduciary duty and intentional interference with the contract. Robots is seeking an accounting of the Company’s revenues and an award of all sums alleged to be due to Robots under the production agreement, as well as punitive damages. The Company intends to vigorously defend the arbitration proceeding and believes the amount of the loss, if any, that may be suffered in connection with this proceeding will not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of such arbitration.

(d) The Company and certain of its officers and directors were named as defendants in eight purported class action lawsuits filed between August 11, 2006 and September 18, 2006, alleging violations of U.S. federal securities laws. These eight actions were filed in the U.S. District Court for the Southern District of New York. On January 18, 2007, the Court consolidated all eight class action lawsuits and appointed Westchester Capital Management, Inc. as the lead plaintiff and Abbey Spanier Rodd & Abrams, LLP as lead plaintiff’s counsel. On October 2, 2007, plaintiffs filed a consolidated amended class action complaint. The amended complaint, brought on behalf of shareholders who purchased the Company’s common stock between February 27, 2003 and July 20, 2007, alleges primarily that the defendants engaged in securities fraud by disseminating materially false and misleading statements during the class period regarding the Company’s revenue recognition of theater system installations, and failing to disclose material information concerning the Company’s revenue recognition practices. The amended complaint also added PricewaterhouseCoopers LLP, the Company’s auditors, as a defendant. The lawsuit seeks unspecified compensatory damages, costs, and expenses. The defendants filed a motion to dismiss the amended complaint on

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

December 10, 2007, which is still pending. Plaintiffs filed their opposition to this motion on January 22, 2008. Defendants submitted a reply to plaintiffs’ opposition on February 11, 2008. The lawsuit is at a very early stage and as a result the Company is not able to estimate a potential loss exposure and therefore no amounts have been accrued. The Company will vigorously defend the matter, although no assurances can be given with respect to the outcome of such proceedings. The Company’s directors and officers insurance policy provides for reimbursement of costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits and deductibles.

(e) A class action lawsuit was filed on September 20, 2006 in the Ontario Superior Court of Justice against the Company and certain of its officers and directors, alleging violations of Canadian securities laws. This lawsuit was brought on behalf of shareholders who acquired the Company’s securities between February 17, 2006 and August 9, 2006. A hearing regarding the combined leave to amend and certification motions has been scheduled for the week of June 2, 2008. The lawsuit is in a very early stage and seeks unspecified compensatory and punitive damages, as well as costs and expenses. As a result, the Company is unable to estimate a potential loss exposure and therefore no amounts have been accrued. The Company believes the allegations made against it in the statement of claim are meritless and will vigorously defend the matter, although no assurance can be given with respect to the ultimate outcome of such proceedings. The Company’s directors and officers insurance policy provides for reimbursement of costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits and deductibles.

(f) On September 7, 2007, Catalyst Fund Limited Partnership II (“Catalyst”), a holder of the Company’s Senior Notes, commenced an application against the Company in the Ontario Superior Court of Justice for a declaration of oppression pursuant to sections 229 and 241 of the Canada Business Corporations Act (“CBCA”) and for a declaration that the Company is in default of the Indenture governing its Senior Notes. The allegations of oppression are substantially the same as allegations Catalyst made in a May 10, 2007 complaint filed against the Company in the Supreme Court of the State of New York, and subsequently withdrawn on October 12, 2007, wherein Catalyst challenged the validity of the consent solicitation through which the Company requested and obtained a waiver of any and all defaults arising from a failure to comply with the reporting covenant under the Indenture and alleged common law fraud. Catalyst has also requested the appointment of an inspector and an order that an investigation be carried out pursuant to section 229 of the CBCA. In addition, between March 2007 and October 2007, Catalyst sent the Company eight purported notices of default or acceleration under the Indenture. It is the Company’s position that no event of default (as that term is defined in the Indenture) has occurred under the Indenture and, accordingly, that Catalyst’s purported acceleration notice is of no force or effect. The hearing date has not yet been finalized by the Court. At this stage of the litigation, the Company is not able to estimate a potential loss exposure and therefore no amounts have been accrued. The Company believes this application is entirely without merit and plans to contest it vigorously and seek costs from Catalyst, although no assurances can be given with respect to the outcome of the proceedings. The Company’s directors and officers insurance policy provides for reimbursement of costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits and deductibles.

(g) In a related matter, on December 21, 2007, U.S. Bank National Association, trustee under the Indenture, filed a complaint in the Supreme Court of the State of New York against the Company and Catalyst, requesting a declaration that the theory of default asserted by Catalyst before the Ontario Superior Court of Justice is without merit and further that Catalyst has failed to satisfy certain prerequisites to bondholder action, which are contained in the Indenture (the “U.S. Bank’s New York Action”). As a result of this action, on January 10, 2008, the Company filed a motion with the Ontario Superior Court of Justice seeking a stay of all or part of the action Catalyst initiated before that court. On February 6, 2008, the Company served a Verified Answer to U.S. Bank’s New York Action. On February 22, 2008, Catalyst filed a Verified Answer to U.S. Bank’s New York Action and Cross-Claims against

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

the Company in the same proceeding. The Cross-Claims repeat the allegations and seek substantially the same relief as in Catalyst’s application in the Ontario Superior Court of Justice and as were raised in Catalyst’s May 10, 2007 complaint filed against the Company in the Supreme Court of the State of New York. The Company continues to believe that Catalyst’s claims are entirely without merit. The litigation is at a preliminary stage and, as a result, the Company is unable to comment on the outcome of the proceedings or estimate the potential loss exposure, if any.

(h) In addition to the matters described above, the Company is currently involved in other legal proceedings which, in the opinion of the Company’s management, will not materially affect the Company’s financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such proceedings.

Financial Guarantees

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

Product Warranties

The following summarizes the accrual for product warranties that was recorded as part of accrued liabilities in the condensed consolidated balance sheets:

Balance as at December 31, 2007	$26
Payments	—
Warranties issued	—
Revisions	—

Balance as at March 31, 2008	$26

Director/Officer Indemnifications

The Company’s General By-law contains an indemnification of its directors/officers, former directors/officers and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amount actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. As contemplated under Section 124 of the Canada Business Corporations Act, the Company has acquired insurance coverage with a yearly limit of $70.0 million in respect of potential claims against its directors and officers and in respect of losses for which the Company may be required or permitted by law to indemnify such directors and officers. No amount has been accrued in the condensed consolidated balance sheet as at March 31, 2008 and December 31, 2007, with respect to this indemnity.

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

Other Indemnification Agreements

In the normal course of the Company’s operations, it provides indemnifications to counterparties in transactions such as: theater system lease and sale agreements and the supervision of installation or servicing of the theater systems; film production, exhibition and distribution agreements; real property lease agreements; and employment agreements. These indemnification agreements require the Company to compensate the counterparties for costs incurred as a result of litigation claims that may be suffered by the counterparty as a consequence of the transaction or the Company’s breach or non-performance under these agreements. While the terms of these indemnification agreements vary based upon the contract, they normally extend for the life of the agreements. A small number of agreements do not provide for any limit on the maximum potential amount of indemnification, however virtually all of the Company’s theater system lease and sale agreements limit such maximum potential liability to the purchase price of the system. The fact that the maximum potential amount of indemnification required by the Company is not specified in some cases prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. Historically, the Company has not made any significant payments under such indemnifications and no amount has been accrued in the accompanying condensed consolidated financial statements with respect to the contingent aspect of these indemnities.

9.	Condensed Consolidated Statements of Operations Supplemental Information

Included in selling, general and administrative expenses for the three months ended March 31, 2008 is a loss of $0.2 million (2007 — gain of $0.1 million), for net foreign exchange gains or losses related to the translation of foreign currency denominated monetary assets, liabilities and integrated subsidiaries.

10.	Condensed Consolidated Statements of Cash Flows Supplemental Information

(a) Changes in other non-cash operating assets and liabilities are comprised of the following:

	Three Months
	Ended March 31,
	2008	2007

Decrease (increase) in:
Accounts receivable	$4,144	$7,285
Financing receivables	1,141	100
Inventories	534	249
Prepaid expenses	(1,534)	880
Commissions and other deferred selling expenses	(332)	(249)
Insurance recoveries	1,050	—
Increase (decrease) in:
Accounts payable	(3,526)	(6,120)
Accrued liabilities	(2)	63
Deferred revenue	7,968	960

	$9,443	$3,168

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

(b) Cash payments made on account of:

	Three Months
	Ended March 31,
	2008	2007

Income taxes	$138	$288

Interest	$97	$98

(c) Depreciation and amortization are comprised of the following:

	Three Months
	Ended March 31,
	2008	2007

Film assets(1)	$2,311	$1,415
Property, plant and equipment	1,401	1,219
Other intangible assets	133	136
Deferred financing costs	358	244

	$4,203	$3,014

(1)	Included in film asset amortization is a charge of $0.7 million (2007 — $nil) relating to changes in estimates based on the ultimate recoverability of future films.

11.	Receivable Provisions, Net of (Recoveries)

	Three Months
	Ended March 31,
	2008	2007

Accounts receivable provisions, net of (recoveries)	$730	$(11)
Financing receivables, net of (recoveries)	18	17

Receivable provisions, net of (recoveries)	$748	$6

12.	Income Taxes

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

As at March 31, 2008, the Company had net deferred income tax assets of $nil (December 31, 2007 — $nil). As at March 31, 2008, the Company had a gross deferred income tax asset of $52.9 million, against which the Company is carrying a $52.9 million valuation allowance.

As at March 31, 2008 and December 31, 2007, the Company had total unrecognized tax benefits of $4.2 million and $4.0 million for international withholding taxes, respectively. All of the unrecognized tax benefits could impact the Company’s effective tax rate if recognized. While the Company believes it has adequately provided for all tax

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

positions, amounts asserted by taxing authorities could differ from the Company’s accrued position. Accordingly, additional provisions on federal, state, provincial and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Consistent with its historical financial reporting, the Company has elected to classify interest and penalties related to income tax liabilities, when applicable, as part of the interest expense in its condensed consolidated statement of operations rather than income tax expense. In conjunction with FIN 48, the Company recognized approximately $0.1 million in potential interest and penalties associated with uncertain tax positions for the three months ended March 31, 2008 and 2007, respectively.

13.	Capital Stock

(a)	Stock-Based Compensation

The Company has five stock-based compensation plans that are described below. The compensation costs recorded in the condensed consolidated statement of operations for these plans were $0.8 million and $1.0 million for the three months ended March 31, 2008 and 2007, respectively. No income tax benefit is recorded in the condensed consolidated statement of operations for these costs.

Stock Option Plan

The Company’s Stock Option Plan, which is shareholder approved, permits the grant of options to employees, directors and consultants.

The Company’s policy is to issue new shares from treasury to satisfy stock options which are exercised.

There were no common share options granted to employees for the three months ended March 31, 2008. The weighted average fair value of all common share options, excluding those in excess of cap limits discussed below, granted to employees for the three months ended March 31, 2007 at the date of grant was $1.54 per share. The Company utilizes a Binomial Model to determine the fair value of common share options at the grant date. The following assumptions were used:

	Three Months
	Ended March 31,
	2008	2007

Average risk-free interest rate	N/A	4.72%
Market risk premium	N/A	5.73%
Beta	N/A	0.82
Expected option life (in years)	N/A	5.34
Expected volatility	N/A	61.00%
Annual termination probability	N/A	11.87%
Dividend yield	N/A	0.00%

As the Company stratifies its employees into two groups in order to calculate fair value under the Binomial Model, ranges of assumptions used are presented for market risk premium, Beta, expected option life and annual termination probability. The Company uses historical data to estimate option exercise and employee termination within the valuation model; various groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected volatility rate is estimated based on the Company’s historical share-price volatility. The market risk premium reflects the amount by which the return on the market portfolio exceeds the risk-free rate, where the return on the market portfolio is based on the Standard and Poors

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

500 index. The Company utilizes an expected term method to determine expected option life based on such data as vesting periods of awards, historical data that includes past exercise and post-vesting cancellations and stock price history.

As at March 31, 2008, the Company has reserved a total of 6,749,824 (December 31, 2007— 6,837,157) common shares for future issuance under the Stock Option Plan, of which options in respect of 5,740,247 common shares are outstanding at March 31, 2008. All awards of stock options are made at fair market value of the Company’s Common Shares on the date of grant. “Fair Market Value” of a Common Share on a given date means the higher of the closing price of a Common Share on the grant date (or the most recent trading date if the grant date is not a trading date) on the NASDAQ/National Market System, The Toronto Stock Exchange (the “TSX”) and such national exchange, as may be designated by the Company’s Board of Directors. The options generally vest between one and five years and expire 10 years or less from the date granted. The Stock Option Plan provides that vesting will be accelerated if there is a change of control, as defined in the plan. At March 31, 2008, options in respect of 4,472,010 common shares were vested and exercisable.

The following table summarizes certain information in respect of option activity under the Stock Option Plan for the periods ended March 31:

			Weighted Average Exercise Price
	Number of Shares		per Share
	2008	2007	2008	2007

Options outstanding, beginning of year	5,908,080	5,100,995	$6.71	$7.12
Granted	—	16,390	—	4.40
Exercised	(87,333)	—	3.04	—
Forfeited	(15,338)	(16,350)	7.20	8.12
Expired	(57,500)	—	26.83	—
Cancelled	(7,662)	(13,050)	11.04	6.87

Options outstanding, end of period	5,740,247	5,087,985	6.56	7.11

Options exercisable, end of period	4,472,010	4,625,132	6.79	7.07

During the three months ended March 31, 2008, the Company cancelled 7,662 stock options from its Stock Option Plan (2007 — 13,050) surrendered by Company employees for $nil consideration. Compensation cost recognized up to the cancellation date was not reversed for options cancelled.

As at March 31, 2008, 5,394,782 options were fully vested or are expected to vest with a weighted average exercise price of $6.61, aggregate intrinsic value of $8.7 million and weighted average remaining contractual life of 3.9 years. As at March 31, 2008, options that are exercisable have an intrinsic value of $7.2 million and a weighted average remaining contractual life of 3.6 years. The intrinsic value of options exercised in the three months ended March 31, 2008 was $0.3 million (2007 — $nil).

In the fourth quarter of 2006, the Company determined it had exceeded, by approximately 1.6% (of which nil were granted in the first quarter of 2007), certain cap limits for grants set by its Stock Option Plan. The options issued in excess of the cap limits were treated as liability-based awards commencing in the third quarter of 2006 as the Company determined it intended to settle the options in cash. The fair value of the options were recalculated each period. For purposes of calculating the fair value of the liability awards in the first quarter of 2007, the Company accelerated the accounting vesting period to March 31, 2007 in order to align with the expected service period of the options. Immediately before the settlement date, the Company had accrued a liability of $0.7 million. The Company recorded an expense of $nil for the quarter ended March 31, 2008 and $0.3 million for the quarter

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

ended March 31, 2007 related to these options. In June 2007, 195,286 options were voluntarily surrendered by the Company’s Co-Chief Executive Officers (the “Co-CEOs”) and members of the Board of Directors for no consideration, as a result $0.2 million in accrued liabilities was credited to Other Equity and the Company settled the remaining options for cash of $0.5 million.

Options to Non-Employees

There were no common share options granted to non-employees during the three months ended March 31, 2008. During the three months ended March 31, 2007, an aggregate of 8,890 options to purchase the Company’s common stock with an average exercise price of $4.31 were granted to certain advisors and strategic partners of the Company. These options have a maximum contractual life of seven years. Certain of these options vest immediately and the remainder upon the occurrence of certain events. These options were granted under the Stock Option Plan.

As at March 31, 2008, non-employee options outstanding amounted to 315,804 options (2007 — 125,549) with a weighted average exercise price of $6.53 (2007 — $8.24). 238,979 options (2007 — 115,549) were exercisable with an average weighted exercise price of $6.98 (2007 — $8.18) and the vested options have an aggregate intrinsic value of $0.2 million. The weighted average fair value of options granted to non-employees during the three months ended March 31, 2007 at the date of grant was $2.42 per share, utilizing a Binomial Model with the following underlying assumptions for periods ended March 31:

	Three Months
	Ended March 31,
	2008	2007

Average risk-free interest rate	N/A	4.71%
Contractual option life	N/A	6 years
Average expected volatility	N/A	61.00%
Dividend yield	N/A	0.00%

For the three months ended March 31, 2008, the Company recorded a charge of less than $0.1 million (2007 — less than $0.1 million) to film cost of sales related to the non-employee stock options.

Restricted Common Shares

Under the terms of certain employment agreements dated July 12, 2000, the Company is required to issue either 160,000 restricted common shares or pay their cash equivalent. The restricted shares are required to be issued, or payment of their cash equivalent, upon request by the employees at any time. The aggregate intrinsic value of the awards outstanding at March 31, 2008 is $1.1 million (December 31, 2007 — $1.1 million). The Company accounts for the obligation as a liability, which is classified within accrued liabilities. The Company has recorded an expense of less than $0.1 million and $0.2 million for the three months ended March 31, 2008 and 2007, respectively, due to the changes in the Company’s stock price during the period.

Stock Appreciation Rights

In the first quarter of 2007, 600,000 stock appreciation rights (“SARs”) with a weighted average exercise price of $4.34 per right were granted to certain Company executives. In the fourth quarter of 2007, an additional 1,680,000 SARs with a weighted average exercise price of $6.86 were granted to certain Company executives. The SARs vesting ranges from immediately to five years. The SARs were measured at fair value at the date of grant and are remeasured each period until settled. At March 31, 2008, the SARs had an average fair value of $2.60 per right (December 31, 2007 — $2.62). The Company accounts for the obligation of these SARs as a liability, which is classified within accrued liabilities. The Company has recorded a $0.6 million charge for the quarter ended

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

March 31, 2008 (March 31, 2007 — $0.3 million) to selling, general and administrative expenses related to these SARs. The following assumptions were used for measuring the fair value of the SARs:

	As at	As at
	March 31,	December 31,
	2008	2007

Average risk-free interest rate	2.69%	3.65%
Expected option life (in years)	0 - 5.21	0 - 5.76
Expected volatility	62%	62%
Annual termination probability	0% - 11.20%	0% - 11.20%
Dividend yield	0%	0%

Warrants to Non-Employees

There were no warrants issued during the three months ended or outstanding as at March 31, 2008 and 2007.

(b)	Loss per Share

Reconciliations of the numerator and denominator of the basic and diluted per-share computations are comprised of the following:

	Three Months
	Ended March 31,
	2008	2007

Net loss from continuing operations applicable to common shareholders	$(10,259)	$(4,607)

Weighted average number of common shares (000’s):
Issued and outstanding, beginning of period	40,423	40,286
Weighted average number of shares issued during the period	21	—

Weighted average number of shares used in computing basic loss per share	40,444	40,286

Weighted average number of shares used in computing diluted loss per share	40,444	40,286

The calculation of diluted loss per share for the three months ended March 31, 2008 and 2007 excludes all shares that are issuable upon exercise of options as the impact of these exercises would be antidilutive.

(c)	Shareholders’ Deficiency

The following summarizes the movement of Shareholders’ Deficiency for the three months ended March 31, 2008:

Balance as at December 31, 2007	$(85,370)
Issuance of common shares	266
Net loss	(10,259)
Adjustment to other equity for employee stock options granted	168
Adjustment to other equity for non-employee stock options granted	26
Adjustments to accumulated other comprehensive income to amortize the prior service credits related to pensions and record the prior service cost	(45)

Balance as at March 31, 2008	$(95,214)

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

(d)	Subsequent Event

On May 5, 2008, the Company entered into an agreement with The Douglas Group, the Company’s largest shareholder, for the sale of 2,726,447 of the Company’s common shares for a total purchase price of $18.0 million, or approximately $6.60 per share. The Douglas Group, which now owns 19.9% of the Company’s common shares, has agreed to a five-year standstill with the Company whereby it will refrain from certain activities, such as increasing its percentage ownership in the Company and entering into various arrangements with the Company, such as fundamental or change-of-control transactions. The Company has granted The Douglas Group registration rights in connection with the newly-acquired shares. The private placement closed on May 8, 2008.

14.	Segmented Information

The Company has six reportable segments identified by category of product sold or service provided: IMAX systems; film production and IMAX DMR; film distribution; film post-production; theater operations; and other. The IMAX systems segment designs, manufactures, sells or leases and maintains IMAX theater projection system equipment. The film production and IMAX DMR segment produces films and performs film re-mastering services. The film distribution segment distributes films for which the Company has distribution rights. The film post-production segment provides film post-production and film print services. The theater operations segment owns and operates certain IMAX theaters. The other segment includes camera rentals and other miscellaneous items. The accounting policies of the segments are the same as those described in note 2 to the audited consolidated financial statements included in the Company’s 2007 Form 10-K.

Transactions between the film production and IMAX DMR segment and the film post-production segment are valued at exchange value. Inter-segment profits are eliminated upon consolidation, as well as for the disclosures below.

Transactions between the other segments are not significant.

The Company’s Chief Operating Design Makers (“CODM”) as defined in Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise Related Information” (“SFAS 131”), assess segment performance based on segment revenues and gross margins. Selling, general and administrative expenses, research and development costs, amortization of intangibles, receivables provisions (recoveries), interest revenue, interest expense and tax provision (recovery) are not allocated to the segments.

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

	Three Months
	Ended March 31,
	2008	2007

Revenue
IMAX systems	$12,489	$13,118
Films
Production and IMAX DMR	2,916	4,592
Distribution	2,753	3,410
Post-production	1,724	1,074
Theater operations	2,831	4,131
Other	807	522

Total	$23,520	$26,847

Gross margins
IMAX systems	$7,187	$7,566
Films
Production and IMAX DMR	306	2,382
Distribution	1,374	1,356
Post-production	1,551	102
Theater operations	(302)	327
Other	20	(192)

Total	$10,136	$11,541

	March 31,	December 31,
	2008	2007

Assets
IMAX systems	$162,850	$164,588
Films
Production and IMAX DMR	22,077	26,073
Distribution	5,189	5,239
Post-production	7,523	5,094
Theater operations	2,725	3,733
Other	3,339	3,255

Total	$203,703	$207,982

15.	Discontinued Operations

(a)	Rhode Island Providence Theater

On December 31, 2007, the Company entered into a lease termination agreement, which extinguished all of its obligations to its landlord with respect to the Company’s owned and operated Providence IMAX theater. As a result of the lease termination, the Company recorded a non-cash gain of $1.5 million in December 2007, associated with the reversal of deferred lease credits recorded in prior periods. In a related transaction, the Company sold the theater

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

projection system and inventory for the Providence IMAX theater to a third party theater exhibitor for $1.0 million (consisting of $0.6 million cash and $0.4 million of discounted future minimum payments) which was recorded as a gain from discontinued operations in December 2007. The above transactions are reflected as discontinued operations as the continuing cash flows are not generated from either a migration or a continuation of activities.

In addition, the prior years’ amounts in the condensed consolidated statements of operations and the condensed consolidated statements of cash flows have been adjusted to reflect the reclassification of the Providence owned and operated theater as a discontinued operation.

(b)	Miami Theater

On December 23, 2003, the Company closed its owned and operated Miami IMAX theater. The Company completed its abandonment of assets and removal of its projection system from the theater in the first quarter of 2004, with no financial impact. The Company was involved in an arbitration proceeding with the landlord of the theater with respect to the amount owing to the landlord by the Company for lease and guarantee obligations. The amount of loss to the Company had been estimated between $0.9 million and $2.3 million. Prior to 2006, the Company paid out $0.8 million with respect to amounts owing to the landlord. The Company paid out an additional $0.1 million and also accrued $0.8 million in net loss from discontinued operations related to the Miami IMAX theater in the third quarter of 2006. On January 5, 2007, as a result of a settlement negotiated between both parties, the Company paid out a final $0.8 million, extinguishing its obligations to the landlord. This final payment of $0.8 million was accrued by the Company in 2006.

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

On May 4, 2007, the Company amended the SERP to provide for the determination of benefits to be 75% of the member’s best average 60 consecutive months of earnings over the member’s employment history. The actuarial liability was remeasured to reflect this amendment. The amendment resulted in a $1.0 million increase to the pension liability and a corresponding $1.0 million charge to other comprehensive income. As at March 31, 2008, one of the Co-CEO’s benefits was 100% vested and the other Co-CEO’s benefits was approximately 88% vested.

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

The amounts accrued for the SERP are determined as follows:

Three Months
Ended March 31,
2008

Projected benefit obligation:
Obligation, beginning of period	$27,136
Service cost	198
Interest cost	313
Amendments	—
Actuarial (gain) loss	—

Obligation, end of period and unfunded status	$27,647

The following table provides disclosure of pension expense for the SERP:

	Three Months Ended March 31,
	2008	2007

Service cost	$198	$172
Interest cost	313	339
Amortization of prior service credits	(62)	—

Pension expense	$449	$511

The accumulated benefit obligation for the SERP was $27.6 million at March 31, 2008 and $27.1 million at December 31, 2007.

The following amounts were included in accumulated other comprehensive income and will be recognized as components of net periodic benefit cost in future periods:

	As at	As at
	March 31,	December 31,
	2008	2007

Prior service credits	$(40)	$(102)
Unrecognized actuarial gain	(1,069)	(1,069)

	$(1,109)	$(1,171)

No contributions are expected to be made for the SERP during 2008.

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

The following benefit payments are expected to be made as per the current SERP assumptions and the terms of the SERP in each of the next five years:

2008	$—
2009	—
2010	32,135	(1)
2011	—
2012	—

(1)	Each of the Co-CEOs shall receive a lump sum payment in 2010 provided his employment terminates other than for cause on or after August 1, 2010. The SERP assumptions include the payment of a lump sum payment.

At the time the Company established the SERP, it also took out life insurance policies on its two Co-CEOs with coverage amounts of $21.5 million in aggregate to which the Company is the beneficiary. The Company may use the cash surrender value proceeds of the life insurance policies taken on its Co-CEOs towards the benefits due and payable under the SERP, although there can be no assurance that the Company will ultimately do so. At March 31, 2008, the cash surrender value of the insurance policies is $5.4 million (December 31, 2007 — $5.2 million) and has been included in other assets.

(b)	Defined Contribution Plan

The Company also maintains defined contribution pension plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During the three months ended March 31, 2008 and 2007, the Company contributed and expensed an aggregate of $0.2 million and $0.2 million, respectively, to its Canadian plan and an aggregate of $0.1 million and $0.1 million, respectively, to its defined contribution employee pension plan under Section 401(k) of the U.S. Internal Revenue Code.

(c)	Postretirement Benefits

The Company has an unfunded postretirement plan covering its two Co-CEOs. The plan provides that the Company will maintain health benefits for the Co-CEOs until they become eligible for medicare and, thereafter, the Company will provide Medicare supplement coverage as selected by the Co-CEOs. The postretirement benefits obligation as at March 31, 2008 is $0.4 million (December 31, 2007 — $0.4 million). The Company has expensed less than $0.1 million for the three months ended March 31, 2008, and 2007, respectively.

17.	Impact of Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (SFAS 157) which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP 157-2), “Effective Date of FASB Statement No. 157.” FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities that are not remeasured at fair value on a recurring basis until fiscal years beginning after November 15, 2008. The Company is currently evaluating the potential impact of this statement on its non-financial assets and non-financial liabilities included in the consolidated financial statements. For financial assets and financial liabilities, SFAS 157 was effective for the Company on January 1, 2008 as disclosed in Note 2.

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

18.	Financial Instruments

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

The Company is exposed to market risk from changes in foreign currency rates. A majority portion of the Company’s revenues is denominated in U.S. dollars while a substantial portion of its costs and expenses are denominated in Canadian dollars. A portion of the net U.S. dollar cash flows of the Company is periodically converted to Canadian dollars to fund Canadian dollar expenses through the spot market. In Japan, the Company has ongoing operating expenses related to its operations. Net Japanese yen cash flows are converted to U.S. dollars generally through the spot market. The Company also has cash receipts under leases denominated in Japanese yen, Canadian dollar and Euros which are converted to U.S. dollars generally through the spot market. As at March 31, 2008, no foreign currency forward contracts were outstanding. The Company does not use financial instruments for trading or other speculative purposes.

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

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

Supplemental consolidating balance sheets as at March 31, 2008:

				Adjustments
	IMAX	Guarantor	Non-Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Assets
Cash and cash equivalents	$13,105	$4,458	$498	$—	$18,061
Accounts receivable	16,806	3,671	155	—	20,632
Financing receivables	57,402	648	—	—	58,050
Inventories	21,458	89	93	—	21,640
Prepaid expenses	3,367	332	23	—	3,722
Intercompany receivables	28,327	47,360	13,108	(88,795)	—
Film assets	2,177	—	—	—	2,177
Property, plant and equipment	23,158	791	—	—	23,949
Other assets	14,107	—	—	—	14,107
Goodwill	39,027	—	—	—	39,027
Other intangible assets	2,338	—	—	—	2,338
Investments in subsidiaries	34,725	—	—	(34,725)	—

Total assets	$255,997	$57,349	$13,877	$(123,520)	$203,703

Liabilities
Accounts payable	$4,401	$4,373	$1	$—	$8,775
Accrued liabilities	57,559	5,504	25	—	63,088
Intercompany payables	65,620	44,728	7,962	(118,310)	—
Deferred revenue	64,051	2,953	50	—	67,054
Senior Notes due 2010	160,000	—	—	—	160,000

Total liabilities	351,631	57,558	8,038	(118,310)	298,917

Shareholders’ deficit
Capital stock	122,721	—	117	(117)	122,721
Other equity	3,248	46,960	—	(45,926)	4,282
Retained earnings (deficit)	(223,666)	(46,555)	5,722	40,833	(223,666)
Accumulated other comprehensive income (loss)	2,063	(614)	—	—	1,449

Total shareholders’ equity (deficiency)	(95,634)	(209)	5,839	(5,210)	(95,214)

Total liabilities & shareholders’ equity (deficiency)	$255,997	$57,349	$13,877	$(123,520)	$203,703

In certain Guarantor Subsidiaries, accumulated losses have exceeded the original investment balance. As a result of applying equity accounting, the parent company has consequently reduced intercompany receivable balances with respect to these Guarantor Subsidiaries in the amounts of $34.7 million as at March 31, 2008.

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

Supplemental consolidating balance sheets as at December 31, 2007:

				Adjustments
	IMAX	Guarantor	Non-Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Assets
Cash and cash equivalents	$11,182	$5,329	$390	$—	$16,901
Accounts receivable	22,450	2,821	234	—	25,505
Financing receivables	58,428	664	—	—	59,092
Inventories	21,874	90	86	—	22,050
Prepaid expenses	2,010	156	21	—	2,187
Intercompany receivables	29,538	45,455	11,962	(86,955)	—
Film assets	2,042	—	—	—	2,042
Property, plant and equipment	22,894	814	—	—	23,708
Other assets	15,093	—	—	—	15,093
Goodwill	39,027	—	—	—	39,027
Other intangible assets	2,377	—	—	—	2,377
Investments in subsidiaries	32,864	—	—	(32,864)	—

Total assets	$259,779	$55,329	$12,693	$(119,819)	$207,982

Liabilities
Accounts payable	$6,989	$5,309	$2	$—	$12,300
Accrued liabilities	55,797	6,132	38	—	61,967
Intercompany payables	66,770	42,478	7,061	(116,309)	—
Deferred revenue	56,013	2,956	116	—	59,085
Senior Notes due 2010	160,000	—	—	—	160,000

Total liabilities	345,569	56,875	7,217	(116,309)	293,352

Shareholders’ deficiency
Capital stock	122,455	—	117	(117)	122,455
Other equity	3,055	46,959	—	(45,926)	4,088
Retained earnings (deficit)	(213,407)	(47,892)	5,359	42,533	(213,407)
Accumulated other comprehensive income (loss)	2,107	(613)	—	—	1,494

Total shareholders’ equity (deficiency)	$(85,790)	$(1,546)	$5,476	$(3,510)	$(85,370)

Total liabilities and shareholders’ equity (deficiency)	$259,779	$55,329	$12,693	$(119,819)	$207,982

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

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

Supplemental consolidating statements of operations for the three months ended March 31, 2008:

				Adjustments
	IMAX	Guarantor	Non-Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues
Equipment and product sales	$6,786	$146	$5	$(239)	$6,698
Services	9,520	4,688	171	(172)	14,207
Rentals	1,462	70	12	—	1,544
Finance income	1,061	10	—	—	1,071
Other revenues	(94)	(207)	—	301	—

	18,735	4,707	188	(110)	23,520

Cost of goods sold, services and rentals
Equipment and product sales	3,170	(42)	2	(165)	2,965
Services	6,258	3,478	105	(152)	9,689
Rentals	730	—	—	—	730
Other	—	(207)	—	207	—

	10,158	3,229	107	(110)	13,384

Gross margin	8,577	1,478	81	—	10,136
Selling, general and administrative expenses	12,535	134	(282)	—	12,387
Research and development	2,488	—	—	—	2,488
Amortization of intangibles	133	—	—	—	133
(Income) loss from equity-accounted investees	(1,700)	—	—	1,700	—
Receivable provisions, net of (recoveries)	748	—	—	—	748

(Loss) earnings from operations	(5,627)	1,344	363	(1,700)	(5,620)
Interest income	126	—	—	—	126
Interest expense	(4,496)	—	—	—	(4,496)

Net (loss) earnings from continuing operations before income taxes	(9,997)	1,344	363	(1,700)	(9,990)
Provision for income taxes	(262)	(7)	—	—	(269)

Net (loss) earnings	$(10,259)	$1,337	$363	$(1,700)	$(10,259)

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

Supplemental consolidating statements of operations for the three months ended March 31, 2007:

				Adjustments
	IMAX	Guarantor	Non-Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues
Equipment and product sales	$7,050	$450	$2	$(428)	$7,074
Services	12,155	5,763	161	(778)	17,301
Rentals	1,264	19	3	—	1,286
Finance income	1,134	52	—	—	1,186

	21,603	6,284	166	(1,206)	26,847

Cost of goods sold, services and rentals
Equipment and product sales	3,874	428	1	(360)	3,943
Services	5,988	5,586	75	(846)	10,803
Rentals	560	—	—	—	560

	10,422	6,014	76	(1,206)	15,306

Gross margin	11,181	270	90	—	11,541
Selling, general and administrative expenses	10,081	204	36	—	10,321
Research and development	1,495	—	—	—	1,495
Amortization of intangibles	136	—	—	—	136
(Income) loss from equity-accounted investees	(39)	—	—	39	—
Receivable provisions, net of (recoveries)	10	(4)	—	—	6

(Loss) earnings from operations	(502)	70	54	(39)	(417)
Interest income	178	48	—	—	226
Interest expense	(4,249)	—	—	—	(4,249)

Net (loss) earnings from continuing operations before income taxes	(4,573)	118	54	(39)	(4,440)
Provision for income taxes	(167)	—	—	—	(167)

Net (loss) earnings from continuing operations	(4,740)	118	54	(39)	(4,607)
Net loss from discontinued operations	—	(133)	—	—	(133)

Net (loss) earnings	$(4,740)	$(15)	$54	$(39)	$(4,740)

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

Supplemental consolidating statements of cash flows for the three months ended March 31, 2008:

				Adjustments
	IMAX	Guarantor	Non-Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Cash provided by (used in):
Operating Activities
Net (loss) earnings	$(10,259)	$1,337	$363	$(1,700)	$(10,259)
Items not involving cash:
Depreciation and amortization	4,128	75	—	—	4,203
Receivable provisions, net of (recoveries)	748	—	—	—	748
(Income) loss from equity-accounted investees	(1,700)	—	—	1,700	—
Change in deferred income tax valuation allowance	17	—	—	—	17
Stock and other non-cash compensation	1,257	—	—	—	1,257
Foreign currency exchange loss	191	—	—	—	191
Change in cash surrender value of life insurance	(13)	—	—	—	(13)
Investment in film assets	(2,445)	—	—	—	(2,445)
Changes in other non-cash operating assets and liabilities	11,855	(2,182)	(230)	—	9,443

Net cash provided by (used in) operating activities	3,779	(770)	133	—	3,142

Investing Activities
Purchase of property, plant and equipment	(1,714)	(52)	—	—	(1,766)
Acquisition of other assets	(78)	—	—	—	(78)
Acquisition of other intangible assets	(95)	—	—	—	(95)

Net cash used in investing activities	(1,887)	(52)	—	—	(1,939)

Financing Activities
Common shares issued	266	—	—	—	266

Net cash provided by financing activities	266	—	—	—	266

Effects of exchange rate changes on cash	(235)	(49)	(25)	—	(309)

Increase (decrease) in cash and cash equivalents, during the period	1,923	(871)	108	—	1,160
Cash and cash equivalents, beginning of period	11,182	5,329	390	—	16,901

Cash and cash equivalents, end of period	$13,105	$4,458	$498	$—	$18,061

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

Supplemental consolidating statements of cash flows for the three months ended March 31, 2007:

				Adjustments
	IMAX	Guarantor	Non-Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Cash provided by (used in):
Operating Activities
Net (loss) earnings	$(4,740)	$(15)	$54	$(39)	$(4,740)
Net loss from discontinued operations	—	133	—	—	133
Items not involving cash:
Depreciation and amortization	2,909	100	5	—	3,014
Receivable provisions, net of (recoveries)	10	(4)	—	—	6
Income (loss) from equity-accounted investees	(39)	—	—	39	—
Change in deferred income tax valuation allowance	(76)	—	—	—	(76)
Stock and other non-cash compensation	1,504	—	—	—	1,504
Foreign currency exchange gain	(109)	—	—	—	(109)
Interest on short-term investments	(17)	—	—	—	(17)
Change in cash surrender value of life insurance	(8)	—	—	—	(8)
Investment in film assets	(1,340)	—	—	—	(1,340)
Changes in other non-cash operating assets and liabilities	4,010	(785)	(57)	—	3,168
Net cash used in operating activities from discontinued operations	(775)	(133)	—	—	(908)

Net cash provided by (used in) operating activities	1,329	(704)	2	—	627

Investing Activities
Purchases of short-term investments	(2,124)	—	—	—	(2,124)
Proceeds from maturities of short-term investments	2,115	—	—	—	2,115
Purchase of property, plant and equipment	(93)	(5)	(1)	—	(99)
Increase in other assets	(245)	—	—	—	(245)
Increase in other intangible assets	(148)	—	—	—	(148)

Net cash used in investing activities	(495)	(5)	(1)	—	(501)

Financing Activities
Net cash provided by financing activities	—	—	—	—	—

Effects of exchange rate changes on cash	10	(3)	(4)	—	3

Increase (decrease) in cash and cash equivalents, during the period	844	(712)	(3)	—	129
Cash and cash equivalents, beginning of period	16,402	8,556	165	—	25,123

Cash and cash equivalents, end of period	$17,246	$7,844	$162	$—	$25,252

IMAX CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The principal business of IMAX Corporation together with its wholly-owned subsidiaries (the “Company”) is the design, manufacture, sale or lease of theater systems based on proprietary and patented technology for large-format 15 — perforation film frame, 70mm format (“15/70 format”) theaters, as well as large format digitally-based theaters including commercial theaters, museums and science centers, and destination entertainment sites. At March 31, 2008, there were 298 IMAX theaters operating in 40 countries.

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

The Company is increasingly offering certain commercial clients joint revenue sharing arrangements, where the Company receives a portion of a theater’s box-office and concession revenue in exchange for placing a theater system at the theater operator’s venue.

Revenue on theater system arrangements are recognized at a different time than when cash is collected. See “Critical Accounting Policies” below for further discussion on the Company’s revenue recognition policies.

Sales Backlog

The Company’s sales backlog will vary from quarter to quarter depending on the signing of new theater system arrangements, which adds to backlog, and the installation and acceptance of theater systems and the settlement of contracts, both of which reduce backlog. Sales backlog typically represents the fixed contracted revenue under signed theater system sale and lease agreements that the Company believes will be recognized as revenue as the associated theater systems are installed and accepted. Sales backlog includes initial fees along with the present value of contractual ongoing fees due over the lease term, but excludes amounts allocated to maintenance and extended warranty revenues as well as fees in excess of contractual ongoing fees that might be received in the future. Operating leases and joint revenue sharing arrangements are assigned no value in the sales backlog. The value of sales backlog does not include revenue from theaters in which the Company has an equity interest, letters of intent or

IMAX CORPORATION

long-term conditional theater commitments. During the three months ended March 31, 2008, the Company signed contracts for 66 theater systems, including 35 theater systems under sales and sales-type lease arrangements valued at $45.9 million, all of which are included in backlog as at March 31, 2008, and 31 theater systems under joint revenue sharing arrangements. At March 31, 2008, the sales backlog included 245 theater systems consisting of arrangements for 110 sales and sales-type lease systems, valued at $157.3 million, and 135 theater systems under joint revenue sharing arrangements for which there is no assigned backlog value. In comparison, at March 31, 2007, the sales backlog included 83 theater systems consisting of arrangements for 80 sales and sales-type lease systems, valued at $128.4 million, and 3 theater systems under joint revenue sharing arrangements for which there was no assigned backlog value. The Company believes that the contractual obligations for theater system installations that are listed in sales backlog are valid and binding commitments.

CRITICAL ACCOUNTING POLICIES

The Company reports its results under United States Generally Accepted Accounting Principles (“U.S. GAAP”).

The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates its estimates, including those related to fair values associated with the individual elements in multiple element arrangements; residual values of leased theater systems; economic lives of leased assets; allowances for potential uncollectibility of accounts receivable, financing receivables and net investment in leases; provisions for inventory obsolescence; ultimate revenues for film assets; estimates of fair values for film assets, long-lived assets and goodwill; depreciable lives of property, plant and equipment; useful lives of intangible assets; pension plan and post retirement assumptions; accruals for contingencies including tax contingencies; valuation allowances for deferred income tax assets; and, estimates of the fair value and expected exercise dates of stock-based payment awards. Management bases its estimates on historic experience, future expectations and other assumptions that are believed to be reasonable at the date of the condensed consolidated financial statements. Actual results may differ from these estimates due to uncertainty involved in measuring, at a specific point in time, events which are continuous in nature, and the differences may be material. The Company’s significant accounting policies are discussed in note 2 to its audited consolidated financial statements in the Company’s 2007 Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”), and are summarized below.

The Company considers the following critical accounting policies to have the most significant effect on its estimates, assumptions and judgments:

Revenue Recognition

The Company generates revenue from various sources as follows:

•	Design, manufacture, sale and lease of proprietary theater systems for IMAX theaters principally owned and operated by commercial and institutional customers located in 40 countries as at March 31, 2008;

•	Placement of theater systems at venues in return for a portion of the theater’s box-office and concession revenue;

•	Production, digital re-mastering, post-production and/or distribution of certain films shown throughout the IMAX theater network;

•	Operation of certain IMAX theaters primarily in the United States and Canada;

•	Provision of other services to the IMAX theater network, including ongoing maintenance and extended warranty services for IMAX theater systems; and

•	Other activities, which includes short-term rental of cameras and aftermarket sales of projector system components.

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

Sales Arrangements

For arrangements qualifying as sales, the revenue allocated to the System Deliverable is recognized in accordance with the Securities and Exchange Commission (the “SEC”) Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), when all of the following conditions have been met: (i) the projector, sound system and screen system have been installed and are in full working condition, (ii) the 3D glasses cleaning machine, if applicable, has been delivered, (iii) projectionist training has been completed and (iv) the earlier of (a) receipt of written customer acceptance certifying the completion of installation and run-in testing of the equipment and the completion of projectionist training or (b) public opening of the theater, provided there is persuasive evidence of an arrangement, the price is fixed or determinable and collectibility is reasonably assured.

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

Joint Revenue Sharing Arrangements

For joint revenue sharing arrangements, where the Company receives a portion of a theater’s box-office and concession revenue in exchange for placing a theater system at the theater operator’s venue, revenue is recognized when reported by the theater operator, provided that collection is reasonably assured. Revenue recognized related to these arrangements for the three months ended March 31, 2008 and 2007 included in rental revenue was $0.3 million and $0.4 million, respectively. On December 7, 2007, the Company and AMC Entertainment Inc. (“AMC”) announced they had signed a joint revenue sharing arrangement to install 100 digital projection systems, the largest theater deal in the Company’s history. Furthermore, in March 2008 the Company signed a joint revenue sharing arrangement with Regal Cinemas, Inc. (“Regal”), a subsidiary of Regal Entertainment Group, for 31 digital projection systems.

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

Revenue from film production services where the Company does not hold the associated distribution rights are recognized in Services revenue when performance of the contractual service is complete provided there is persuasive evidence of an agreement, the fee is fixed or determinable and collection is reasonably assured.

Revenues from digitally re-mastering (IMAX DMR) films where third parties own or hold the copyrights and the rights to distribute the film are derived in the form of processing fees and recoupments calculated as a percentage of box-office receipts generated from the re-mastered films. Processing fees are recognized as Services revenue when the performance of the related re-mastering service is completed provided there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection is reasonably assured. Recoupments calculated as a percentage of box-office receipts are recognized as Services revenues when reported by the third party that owns or holds the related film right, provided that collection is reasonably assured.

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

Pension Plan and Postretirement Benefit Obligations Assumptions

The Company’s pension plan and postretirement benefit obligations and related costs are calculated using actuarial concepts, within the framework of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. A critical assumption to this accounting is the discount rate. The Company evaluates this critical assumption annually or when otherwise required to by

IMAX CORPORATION

accounting standards. Other assumptions include factors such as expected retirement date, mortality rate, rate of compensation increase, and estimates of inflation.

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

Deferred Tax Asset Valuation

As at March 31, 2008, the Company had net deferred income tax assets of $52.9 million. The Company’s management assesses realization of its deferred tax assets based on all available evidence in order to conclude whether it is more likely than not that the deferred tax assets will be realized. Available evidence considered by the Company includes, but is not limited to, the Company’s historic operation results, projected future operating earnings results, reversing temporary differences, contracted sales backlog at March 31, 2008, changing business circumstances, and the ability to realize certain deferred tax assets through loss and tax credit carry-back strategies. At March 31, 2008, the Company has determined that based on the weight of the available evidence, both positive and negative, a full valuation allowance for the net deferred tax assets was required.

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

Impact of Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (SFAS 157) which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP 157-2), “Effective Date of FASB Statement No. 157.” FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities that are not remeasured at fair value on a recurring basis until fiscal years beginning after November 15, 2008. The Company is currently evaluating the potential impact of this statement on its non-financial assets and non-financial liabilities included in the consolidated financial statements. For financial assets and financial liabilities, SFAS 157 was effective for the Company on January 1, 2008 as disclosed in note 2 to the accompanying condensed consolidated financial statements in Item 1.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”), with an effective date of January 1, 2008. Companies that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar

IMAX CORPORATION

assets and liabilities. SFAS 159 did not have an effect on the Company’s financial condition or results of operations as the Company did not elect this fair value option for any of its financial assets and financial liabilities.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, “Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its Consolidated Financial Statements by establishing accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the condensed consolidated financial statements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the potential impact of this statement on its consolidated financial statements.

DISCONTINUED OPERATIONS

On December 31, 2007, the Company entered into a lease termination agreement, which extinguished all of its obligations to its landlord with respect to the Company’s owned and operated Providence IMAX theater. As a result of the lease termination, the Company recorded a non-cash gain of $1.5 million in December 2007, associated with the reversal of deferred lease credits recorded in prior periods. In a related transaction, the Company sold the theater projection system and inventory for the Providence IMAX theater to a third party theater exhibitor for $1.0 million (consisting of $0.6 million cash and $0.4 million of discounted future minimum payments) which was recorded as a gain from discontinued operations in December 2007. The above transactions were reflected as discontinued operations as the continuing cash flows are not generated from either a migration or a continuation of activities.

RESULTS OF OPERATIONS

As identified in note 14 to the accompanying condensed consolidated financial statements in Item 1, the Company has six reportable segments identified by category of product sold or service provided: IMAX systems; film production and IMAX DMR; film distribution; film post-production; theater operations; and other. The IMAX systems segment designs, manufactures, sells or leases and maintains IMAX theater projection system equipment. The film production and IMAX DMR segment produces films and performs film re-mastering services. The film distribution segment distributes films for which the Company has distribution rights. The film post-production segment provides film post-production and film print services. The theater operations segment owns and operates certain IMAX theaters. The other segment includes camera rentals and other miscellaneous items. The accounting policies of the segments are the same as those described in note 2 to the audited consolidated financial statements included in the Company’s 2007 Form 10-K.

The Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations has been organized and discussed with respect to the above stated segments. Management feels that a discussion and analysis based on its segments is significantly more relevant as the Company’s condensed consolidated statements of operations caption combines results from several segments.

Three Months Ended March 31, 2008 Versus Three Months Ended March 31, 2007

The Company reported a net loss from continuing operations before income taxes of $10.0 million or $0.25 per share on a diluted basis and a net loss from continuing operations after taxes of $10.3 million or $0.25 per share on a diluted basis for the first quarter of 2008. For the first quarter of 2007, the Company reported a net loss from continuing operations before income taxes of $4.4 million or $0.11 per share on a diluted basis and net loss from continuing operations after taxes of $4.6 million or $0.11 per share on diluted basis.

Revenue

The Company’s revenues for the first quarter of 2008 decreased by 12.4% to $23.5 million from $26.8 million in the same period last year.

IMAX CORPORATION

The following table sets forth the breakdown of revenue by category:

	Three Months
	Ended March 31,
(In thousands of U.S. dollars)	2008	2007

IMAX Systems Revenue
Sales and sales-type leases(1)	$5,816	$6,412
Ongoing rent and finance income(2)	2,690	2,612
Maintenance	3,983	4,094

	12,489	13,118

Films Revenue
Production and IMAX DMR	2,916	4,592
Distribution	2,753	3,410
Post-production	1,724	1,074

	7,393	9,076

Theater Operations	2,831	4,131

Other Revenue	807	522

	$23,520	$26,847

(1)	Includes initial rents and fees and the present value of fixed minimum rents and fees from equipment, sales and sales-type lease transactions.

(2)	Includes rental income from operating leases, revenues from joint revenue sharing arrangements, contingent rents from sales-type leases and contingent fees from sales arrangements.

IMAX systems revenue decreased to $12.5 million in the first quarter of 2008 from $13.1 million in the first quarter of 2007, a decrease of 4.8%. Revenue from sales and sales-type leases decreased to $5.8 million in the first quarter of 2008 from $6.4 million in the first quarter of 2007, a decrease of 9.3%.

The Company recognized revenue on four theater systems which qualified as either sales or sales-type leases in the first quarter of 2008 versus five in the first quarter of 2007. There were four new theater systems with a value of $5.5 million recognized into revenue in the first quarter of 2008, as compared to four new theater systems with a total value of $5.8 million recognized in the first quarter of 2007. None of the theater systems recognized in the first quarter of 2008 were used theater systems while one of the theater systems in the first quarter of 2007 was a used system with an aggregate sales value of $0.5 million.

Average revenue per sales and sales-type lease systems was $1.4 million for the three months ended March 31, 2008 as compared to $1.3 million for the three months ended March 31, 2007.

IMAX CORPORATION

The table below illustrates the mix of theater systems recognized in the first quarter of 2008 compared to the same period in 2007.

	Three Months
	Ended March 31,
	2008	2007

Sales and Sales-type lease systems recognized
IMAX 2D GT	—	1
IMAX 3D GT	—	—
IMAX 2D SR	—	1
IMAX 3D MPX	4	3

	4	5

Not included in the table above is one theater system under a sales arrangement that was installed in the first three months of 2008 which is subject to provisions providing the customer with an upgrade to a digital system at a discounted price when available. Had the transaction not contained this digital upgrade clause, the Company would have recognized $1.3 million in revenue and $0.6 million in gross margin related to this sale. The Company expects that once the digital upgrade is provided or the fair value for the upgrade is established, the Company will allocate total contract consideration, including any upgrade revenues, between the delivered and undelivered elements on a fair value basis and recognize the revenue allocated to the delivered elements with their associated costs.

Ongoing rent revenue and finance income increased to $2.7 million in the first quarter of 2008 from $2.6 million in the first quarter of 2007, an increase of 3.0%. Revenues from joint revenue sharing arrangements, included in ongoing rent, decreased from $0.4 million in the first quarter of 2007 to $0.3 million in the first quarter of 2008. The Company participated in eleven joint revenue sharing arrangements during the first quarter of 2008 as compared to five in 2007. The decline in revenues from joint revenue sharing arrangements was primarily due to the lower performance of IMAX DMR films exhibited during the first quarter of 2008 as compared to the first quarter of 2007, in particular, the strong performances of Night at the Museum: The IMAX Experience and 300: The IMAX Experience in the first quarter of 2007 in comparison to the films exhibited in the first quarter of 2008. Maintenance revenue was $4.0 million during the first quarter of 2008 which was relatively consistent with the prior year. The Company expects to see an increase in 2008 as compared to 2007 in ongoing rent, fees and maintenance revenue as the Company’s theater network continues to grow in 2008. The Company signed deals for 144 new theater systems in 2007, compared to 34 signings in 2006. In addition, the Company signed deals for 173 new theater systems in the last two quarters (first quarter of 2008 and last quarter of 2007).

Film segment revenues decreased to $7.4 million in the first quarter of 2008 from $9.1 million in the first quarter of 2007. Film production and IMAX DMR revenues decreased to $2.9 million in the first quarter of 2008 from $4.6 million in the first quarter of 2007. The decrease in film production and IMAX DMR revenues was due primarily to the successful exhibition of Night at the Museum: The IMAX Experience and 300: The IMAX Experience in the first quarter of 2007 in comparison to The Spiderwick Chronicles: The IMAX Experience and I am Legend: The IMAX Experience exhibited in the first quarter of 2008. Film distribution revenues decreased to $2.8 million in the first quarter of 2008 from $3.4 million in the first quarter of 2007, a decrease of 19.3%, due to stronger performance of Deep Sea 3D in the first quarter of 2007 compared to 2008. The Company did not distribute any new titles in the first quarter of 2008. Film post-production revenues increased to $1.7 million in the first quarter of 2008 from $1.1 million in the first quarter of 2007 primarily due to an increase in third party business.

Theater operations revenue decreased to $2.8 million in the first quarter of 2008 from $4.1 million in the first quarter of 2007, primarily due to a 29% decrease in attendance largely due to lower DMR film performance.

Other revenue increased to $0.8 million in the first quarter of 2008 compared to $0.5 million in the same period in 2007. Other revenue primarily includes revenue generated from the Company’s camera and rental business and after market sales of projection system parts and 3D glasses.

IMAX CORPORATION

Outlook

Theater system installations slip from period to period in the course of the Company’s business, and the Company has seen a significant number of theater system installations originally anticipated for the third and fourth quarters of 2007 move to installations anticipated for 2008 and beyond. The Company currently estimates that approximately 53 theaters (38 joint revenue sharing arrangements and 15 others) of the 245 theater systems arrangements in its backlog as at March 31, 2008 will be installed and accepted in 2008, however it cautions that slippages remain a recurring and unpredictable part of its business, and such slippages and delays, as well as specific terms of each individual arrangement could impact the timing of revenue recognition thereon.

In February 2008, the Company, in conjunction with Paramount Pictures, released The Spiderwick Chronicles: The IMAX Experience. In addition, the Company in conjunction with Paramount Pictures, Shangri-La Entertainment and Concert Productions International has released an IMAX DMR version of the Rolling Stones concert film, directed by Academy Award-winning film maker Martin Scorsese, Shine A Light: The IMAX Experience simultaneously with the film’s wide release in April 2008. In May 2008, the Company in conjunction with Warner Bros. Pictures (“WB”) released Speed Racer: An IMAX Experience. The Company and DreamWorks Pictures plan to release Kung Fu Panda: An IMAX Experience in June 2008. The Company has announced that it will release an IMAX DMR version of The Dark Knight: The IMAX Experience, the next installment of WB’s highly-popular Batman franchise, in July 2008. The Company, in conjunction with DreamWorks Animation, will release Madagascar 2: The IMAX Experience for a two-week run beginning November 7, 2008. In November 2008, the Company, in conjunction with WB, will release Harry Potter and the Half-Blood Prince: The IMAX Experience. This is WB’s sixth film release based on the popular Harry Potter book series and the Company expects that certain sections of the film such as the finale will be presented in IMAX 3D. Furthermore, in conjunction with WB, the Company has commenced production on a third original IMAX 3D co-production for the release of Under the Sea 3D: An IMAX 3D Experience to IMAX theaters in 2009, a sequel to the successful Deep Sea 3D. The Company, in conjunction with WB and the National Aeronautics and Space Administration (NASA), also announced the next IMAX 3D space film which will chronicle the Hubble Space Telescope, set for the release to IMAX theaters in early 2010.

The Company is increasingly offering certain commercial clients joint revenue sharing arrangements, whereby the Company contributes its theater systems, accounted for at its manufactured cost for manufactured components and at the Company’s cost for purchased components. Under some arrangements, the client contributes its retrofitted auditorium and there is a negotiated split of box-office revenues and concession revenues. The Company believes that, by offering such arrangements where exhibitors do not need to pay the initial capital required in a lease or a sale, the Company’s theater network can be expanded more rapidly and provide the Company with a significant portion of the IMAX box-office from its theaters, as well as greater revenue from the studios releasing IMAX DMR films, for which the Company typically receives a percentage of the studio’s box-office receipts. On December 7, 2007 the Company and AMC, one of the world’s largest theatrical exhibition companies, announced a joint revenue sharing arrangement to install 100 IMAX digital projection systems at AMC locations in 33 major U.S. markets. In 2007, the Company signed agreements for an additional ten joint revenue sharing arrangements with other exhibitors including seven with Regal, the world’s largest theater circuit. During the first quarter of 2008, the Company signed agreements for an additional 31 joint revenue sharing arrangements with Regal. There were eleven joint revenue sharing arrangements in operation at the end of the first quarter of 2008.

The Company believes that digital technology has evolved sufficiently that it can develop an IMAX production-ready, proprietary digital projection system that delivers high quality imagery consistent with the Company’s brand to deliver to theaters by the middle of 2008. The Company believes that the dramatic print cost savings that would result from an IMAX digital system could lead to more profitability for the Company by increasing the number of films released to the IMAX network, which in turn could result in more theaters in the Company’s network, more profits per theater and more profits for studios releasing their films to the network. In October 2007, the Company announced that it was accelerating the anticipated launch of its digital projector to mid-2008 (originally expected to launch in 2009). There are a number of risks inherent in the Company’s digital strategy including technology risks, such as the risk that the digital projector developed by the Company may have technical

IMAX CORPORATION

flaws or bugs that require repair or modification and, if not repaired or modified fully, could damage the Company’s market position. A small number of the Company’s film-based system contracts include provisions providing for upgrades to digital systems at discounted prices when available. The accounting impact of such provisions may include the deferral of some or all of the revenue (though not the cash) associated with such systems. Since the Company has not yet established the fair value for a digital upgrade, all consideration related to delivery of the initial system will be deferred until the time the fair value of such digital upgrade is known or the upgrade has been installed. The Company expects that once the digital upgrade is provided or the fair value for the upgrade is established, the Company will allocate total contract consideration, including any upgrade revenues, between the delivered and undelivered elements on a relative fair value basis and recognize the revenue allocated to the delivered elements with their associated costs. Such deferral could result in a significant increase in the Company’s deferred revenue accounts and a significant decrease in the Company’s reported profits prior to establishing the fair value of a digital upgrade or delivery of the digital upgrade. For the three months ended March 31, 2008, the Company installed one theater system under a sales arrangement that is subject to such provisions. Had the transaction not contained this digital clause, the Company would have recognized $1.3 million in revenue and $0.6 million in gross margin related to this sale. The Company expects to deliver and install a significant number of digital systems beginning in the second half of 2008.

The Company anticipates that its digital product will provide a differentiated experience to moviegoers that is consistent with what they have come to expect from the IMAX brand. The Company believes that transitioning from a film-based platform to a digital platform for a large portion of its customer base is compelling for a number of reasons. The savings to the studios as a result of eliminating film prints are considerable, as the typical cost of an IMAX film print ranges from $22,500 per 2D print to $45,000 per 3D print. Removing those costs will significantly increase the profit of an IMAX release for a studio which, the Company believes, provides more incentive for studios to release their films to IMAX theaters. The Company similarly believes that economics change favorably for its exhibition clients as a result of a digital transition, since lower print costs and the increased programming flexibility that digital delivery provides should allow theaters to program three to four additional IMAX DMR films per year, thereby increasing both customer choice and total box-office revenue. Moreover, the Company anticipates that installation of its digital systems will cost exhibitors less than the installation of a film-based system, further improving exhibitor returns. Finally, digital transmission eventually allows for the opportunity to show attractive alternative programming, such as live sporting events and concerts, in the immersive environment of an IMAX theater.

The Company has a prototype digital system operating near its corporate headquarters in Mississauga, Ontario, and believes that the feedback it has received from third parties regarding the quality of the presentation produced by the prototype system has been extremely positive. On December 7, 2007, the Company and AMC announced a joint revenue sharing arrangement to install 100 IMAX digital projection systems at AMC locations in 33 major U.S. markets, the largest theater deal in the Company’s history. The obligation of AMC to take delivery of the second 50 digital systems is subject to certain performance thresholds. Although the Company believes these thresholds will be exceeded, there is no guarantee that it will. In 2007, the Company signed agreements for an additional 20 IMAX digital theater systems, including four under joint revenue sharing arrangements with other exhibitors. These agreements are dependent on the successful development and launch of the Company’s digital projection system. In addition, on March 10, 2008, the Company announced an agreement for the sale of 35 digital theater systems to RACIMEC International Group to be installed in Central and South America and the Caribbean. Furthermore, the Company and Regal announced on March 24, 2008 a joint revenue sharing agreement to install 31 IMAX digital projection systems at Regal locations in 20 major U.S. markets. These are the second and third largest theater deals in the Company’s history, following AMC’s 100 theater North American deal.

Gross Margin

The gross margin across all segments in the first quarter of 2008 was $10.1 million, or 43.1% of total revenue, compared to $11.5 million, or 43.0% of total revenue in the first quarter of 2007.

IMAX CORPORATION

IMAX theater systems margin was 57.5% in the first quarter of 2008, as compared to 57.7% in the first quarter of 2007. Gross margins on sales of new systems were 58.1% in the first quarter of 2008 as compared to 53.7% in the prior year quarter due mainly to the product mix sold. There were no used system sales in the first quarter of 2008. Gross margin on the sale of one used system recognized in the prior year quarter was 100.0%.

The Company’s gross margin from its film segment decreased in the first quarter of 2008 by $0.6 million over the first quarter of 2007. Film production and IMAX DMR gross margin decreased by $2.1 million due primarily to the margins realized from the successful exhibition of Night at the Museum: The IMAX Experience and 300: The IMAX Experience in 2007 in comparison to the films exhibited in the first quarter of 2008. The film distribution margin of $1.4 million in the first quarter of 2008 was consistent with the first quarter of 2007. Film post-production gross margin increased by $1.5 million primarily due to an increase in third party business.

Theater operations margin decreased $0.6 million in the first quarter of 2008 as compared to first quarter of 2007 primarily due to the impact of lower attendance.

The gross margin on other revenue increased by $0.2 million in 2008 as compared to 2007.

The Company anticipates higher gross margins in 2008 in comparison to 2007, due to an increase in theater system installations commensurate with the introduction of the Company’s digital system in mid 2008, and an improving film slate for the remainder of 2008.

Other

Selling, general and administrative expenses were $12.4 million in the first quarter of 2008 as compared to $10.3 million in 2007. This $2.1 million increase in expenses includes an increase in professional fees of $0.7 million as compared to the first quarter of 2007, a stronger Canadian dollar compared to the first quarter of 2007 and an increase in staff costs and compensation expenses of $0.6 million in the first quarter of 2008 due primarily due higher salary costs driven by merit increases. In addition, the Company recorded a foreign exchange translation loss of $0.2 million for the three months ended March 31, 2008, as compared to a gain of $0.1 million for the three months ended March 31, 2007. The Company records foreign exchange translation gains and losses primarily on a portion of its financing receivable balances which are denominated in Canadian dollars, Euros and Japanese Yen.

Receivable provisions net of recoveries for accounts receivable and financing receivables amounted to a net provision of $0.8 million in the first quarter of 2008 as compared to less than $0.1 million in the first quarter of 2007.

Interest income decreased to $0.1 million in the first quarter of 2008 as compared to $0.2 million in the first quarter of 2007.

Interest expense increased to $4.5 million in the first quarter of 2008 as compared to $4.2 million in the first quarter of 2007. Included in interest expense is the amortization of deferred finance costs in the amount of $0.3 million and $0.2 million in the first quarter of 2008 and 2007, respectively, relating to the Company’s 9.625% Senior Notes due 2010 (the “Senior Notes”). The Company’s policy is to defer and amortize all the costs relating to a debt financing, paid directly to the debt provider, over the life of the debt instrument.

Income Taxes

The Company’s effective tax rate differs from the statutory tax rate and will vary from year to year primarily as a result of numerous permanent differences, investments and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or reductions in the year, changes in the Company’s valuation allowance based on the Company’s recoverability assessments of deferred tax assets, and favorable or unfavorable resolution of various tax examinations. As at March 31, 2008, the Company had a gross deferred income tax asset of $52.9 million, against which the Company is carrying a $52.9 million valuation allowance. The Company recorded an income tax provision of $0.3 million for the three months ended March 31, 2008, of which $0.2 million is related to an increase in unrecognized tax benefits. For the three months ended March 31, 2007 the Company recorded an income tax provision of $0.2 million, of which less than $0.1 million was related to an increase in unrecognized tax benefits.

IMAX CORPORATION

Research and Development

Research and development expenses amounted to $2.5 million in the first quarter of 2008 compared to $1.5 million in the first quarter of 2007. The expenses primarily reflect research and development activities pertaining to development of the Company’s new proprietary digitally-based theater projector. Through research and development, the Company continues to design and develop cinema-based equipment, software and other technologies to enhance its product offering. The Company believes that the motion picture industry will be affected by the development of digital technologies, particularly in the areas of content creation (image capture), post-production (editing and special effects), distribution and display. Consequently, the Company has made significant investments in digital technologies, including the development of proprietary, patent-pending technology related to a digital projector, as well as technologies to digitally enhance image resolution and quality of motion picture films, and convert monoscopic (2D) to stereoscopic (3D) images. The Company also holds a number of patents, patents pending and intellectual property rights in these areas. In addition, the Company holds numerous digital patents and long-term relationships with key manufacturers and suppliers in digital technology. However, there can be no assurance that the Company will be awarded patents covering its technology or that competitors will not develop similar technologies.

In recent years, a number of companies have introduced digital 3D projection technology and a small number of Hollywood features have been exhibited in 3D using these technologies. The Company believes that there are approximately 1,000 conventional-sized screens in the U.S. multiplexes equipped with such digital 3D systems. The Company believes that its many competitive strengths, including the IMAX brand name, the quality and immersiveness of The IMAX Experience, its IMAX DMR technology and its patented theater geometry significantly differentiate the Company’s 3D presentations from any other 3D presentations. Consistent with this view, for the small number of films released to both IMAX 3D theaters and conventional 3D theaters, the IMAX theaters have significantly outperformed the conventional theaters on a per-screen revenue basis.

Discontinued Operations

On December 31, 2007, the Company entered into a lease termination agreement, which extinguished all of its obligations to its landlord with respect to the Company’s owned and operated Providence IMAX theater. As a result of the lease termination, the Company recorded a non-cash gain of $1.5 million in December 2007, associated with the reversal of deferred lease credits recorded in prior periods. In a related transaction, the Company sold the theater projection system and inventory for the Providence IMAX theater to a third party theater exhibitor for $1.0 million (consisting of $0.6 million cash and $0.4 million of discounted future minimum payments) which was recorded as a gain from discontinued operations in December 2007. The above transactions were reflected as discontinued operations as the continuing cash flows are not generated from either a migration or a continuation of activities.

Pension and Postretirement Obligations

The Company has an unfunded U.S. defined benefit pension plan, the Supplemental Executive Retirement Plan (the “SERP”), covering its two Co-CEOs. As at March 31, 2008, the Company had an unfunded and accrued projected benefit obligation of approximately $27.6 million (December 31, 2007 — $27.1 million) in respect of the SERP. At the time the Company established the SERP, it also took out life insurance policies on its two Co-CEOs with coverage amounts of $21.5 million in aggregate. The Company may use the proceeds of the life insurance policies taken on its Co-CEOs towards the benefits due and payable under the SERP, although there can be no assurance that the Company will ultimately do so. As at March 31, 2008, the cash surrender value of the insurance policies is $5.4 million (December 31, 2007 — $5.2 million).

On March 8, 2006, the Company and the Co-CEOs negotiated an amendment effective January 1, 2006 to the SERP covering its two Co-CEOs which reduced the related pension expense to the Company. Under the original terms of the SERP, once benefit payments begin, the benefit is indexed annually to the cost of living and further provides for 100% continuance for life to the surviving spouse. The Company, represented by the Independent Directors, who retained Mercer Human Resources Consulting and outside legal counsel to advise them on certain

IMAX CORPORATION

analyses regarding the SERP. Under the terms of the SERP amendment, to reduce the ongoing costs to the Company, the cost of living adjustment and surviving spouse benefits previously owed to the Co-CEOs are each reduced by 50%, subject to a recoupment of a percentage of such benefits upon a change of control of the Company, and the net present value of the reduced benefit payments is accelerated and paid out upon a change of control of the Company. The amendment resulted in a credit to accumulated other comprehensive income of $2.8 million, a reduction of other assets of $3.4 million, and a reduction in accrued pension liability of $6.2 million. The benefits were 50% vested as at July 2000, the SERP initiation date. The vesting percentage increases on a straight-line basis from inception until age 55. The vesting percentage of a member whose employment terminates other than by voluntary retirement or upon change of control shall be 100%.

On May 4, 2007, the Company amended the SERP to provide for the determination of benefits to be 75% of the member’s best average 60 consecutive months of earnings over the member’s employment history. The actuarial liability was remeasured to reflect this amendment. The amendment resulted in a $1.0 million increase to the pension liability and a corresponding $1.0 million change to other comprehensive income. As at March 31, 2008, one of the Co-CEO’s benefits was 100% vested and the other Co-CEO’s benefits were approximately 88% vested.

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

In July 2000, the Company agreed to maintain health benefits for its two Co-CEOs upon retirement. As at March 31, 2008, the Company had an unfunded benefit obligation of $0.4 million (December 31, 2007 — $0.4 million).

LIQUIDITY AND CAPITAL RESOURCES

Credit Facility

Under the Indenture governing the Company’s Senior Notes, the Company is permitted to incur indebtedness on a secured basis pursuant to a credit agreement, or the refinancing or replacement of a credit facility, provided that the aggregate principal amount of indebtedness thereunder outstanding at any time does not exceed the greater of a) $30.0 million minus the amount of any such indebtedness retired with the proceeds of an Asset Sale (as defined in the Indenture) and (b) 15% of Total Assets (as defined in the Indenture) of the Company. Amongst other indebtedness, the Indenture also permits the Company to incur indebtedness solely in respect of performance, surety or appeal bonds, letters of credit and letters of guarantee as required in the ordinary course of business in accordance with customary industry practices. On February 6, 2004, the Company entered into a Loan Agreement for a secured revolving credit facility as amended on June 30, 2005, May 16, 2006, November 7, 2007 and December 5, 2007 (the “Credit Facility”). The Credit Facility is a revolving credit facility expiring on October 31, 2009 with an optional one year renewal thereafter contingent upon approval by the lender, permitting maximum aggregate borrowings equal to the lesser of (i) $40.0 million, (ii) a collateral calculation based on percentages of the book values for the Company’s net investment in sales-type leases, financing receivables, finished goods inventory allocated to backlog contracts and the appraised values of the expected future cash flows related to operating leases and of the Company’s owned real property, reduced by certain accruals and accounts payable, and (iii) a minimum level of trailing cash collections in the preceding twenty-six week period ($71.1 million as at March 31, 2008); reduced for outstanding letters of credit and advance payment guarantees and subject to maintaining a minimum Excess Availability (as defined in the Credit Facility) of $5.0 million. As at March 31, 2008, the Company’s current borrowing capacity under the Credit Facility was $20.3 million after deduction for outstanding letters of credit and advance payment guarantees of $9.4 million and the minimum Excess Availability of $5.0 million. Subsequent to March 31, 2008, the Company was successful in transferring $4.1M of these advance payment guarantees to the separate line available with the Bank of Montreal. The effect was to increase the Company’s borrowing capacity under the Credit Facility by $4.1M. The Credit Facility bears interest at the applicable prime rate per annum or

IMAX CORPORATION

LIBOR plus a margin as specified therein per annum and is collateralized by a first priority security interest in all of the current and future assets of the Company. The Credit Facility contains typical affirmative and negative covenants, including covenants that restrict the Company’s ability to: incur certain additional indebtedness; make certain loans, investments or guarantees; pay dividends; make certain asset sales; incur certain liens or other encumbrances; conduct certain transactions with affiliates and enter into certain corporate transactions. In addition, the Credit Facility agreement contains customary events of default, including upon an acquisition or a change of control that may have a material adverse effect on the Company or a guarantor. The Credit Facility also requires the Company to maintain, over a period of time, a minimum level of adjusted earnings before interest, taxes, depreciation and amortization including film asset amortization, stock and non-cash compensation, write downs (recoveries), asset impairment charges, and other non-cash uses of funds on a trailing four quarter basis calculated quarterly, of not less than $20.0 million (the “EBITDA Requirement”); provided, however, that the EBITDA Requirement shall be $12.5 million for the four quarters ending each of December 31, 2007, March 31, 2008, June 30, 2008 and September 30, 2008. Furthermore, the Company is required to maintain a minimum Cash and Excess Availability (as defined in the Credit Facility) balance not less than $15.0 million.

On May 5, 2008, the Company entered into an amendment to the Credit Facility with effect from January 1, 2008, whereby the minimum Cash and Excess Availability balance is reduced to $7.5 million. Under the terms of this amendment, the Company shall not be subject to the EBITDA Requirement so long as the Company is in compliance with the Cash and Excess Availability requirements. This amendment also provides for a one-year extension of the expiration of the Credit Facility to October 31, 2010 and adjusts the collateral calculation for certain finished goods inventory items to be installed under joint revenue sharing arrangements, which could result in an increase to maximum aggregate borrowings of up to $3.0 million in the future. In the event that the Company’s Excess Availability falls below the $5.0 million requirement, the excess borrowings above the minimum availability requirement must be remedied immediately. Failure to remedy will result in a Cash Dominion Event and an Event of Default (as defined in the Credit Facility). The failure to comply with the Cash and Excess Availability requirement of $7.5 million would continue to result in an immediate Cash Dominion Event and Event of Default. If the Credit Facility were to be terminated by either the Company or the lender, the Company would have the ability to pursue another source of secured financing pursuant to the terms of the Indenture.

As of March 31, 2008, the Company had not drawn down any funds under the Credit Facility and was in compliance with all covenants under the agreement.

Under the terms of the Credit Facility, the Company has to comply with several reporting requirements including the delivery of audited consolidated financial statements within 120 days of the end of the fiscal year. In March 2007, the Company delayed the filing of its Annual Report on Form 10-K for the year ended December 31, 2006 beyond the filing deadline in order to restate financial statements for periods during the fiscal years 2002 — 2006. On March 27, 2007, the Credit Facility lender waived the requirement for the Company to deliver audited consolidated financial statements within 120 days of the end of the fiscal year ended December 31, 2006, provided such statements and documents are delivered on or before June 30, 2007. On June 27, 2007, the Credit Facility lender agreed that an event of default would not be deemed to have occurred unless the Company’s 2006 Annual Report on Form 10-K filing did not occur by July 31, 2007 or upon the occurrence and continuance of an event of default under the Company’s Indenture governing its Senior Notes which goes uncured within the applicable grace period. The Company cured such default under the Indenture by filing its 2006 Annual Report on Form 10-K and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 on July 20, 2007, within the applicable grace period.

Cash and Cash Equivalents

As at March 31, 2008, the Company’s principal sources of liquidity included cash and cash equivalents of $18.1 million, the Credit Facility, trade accounts receivable of $20.6 million and anticipated collection from financing receivables due in the next 12 months of $10.2 million. As at March 31, 2008, the Company has not drawn down on the Credit Facility, and has letters of credit and outstanding advance payment guarantees of $9.4 million secured by the Credit Facility arrangement. In addition, on May 8, 2008, the Company sold The Douglas Group,

IMAX CORPORATION

the Company’s largest shareholder, 2,726,447, of the Company’s common shares for a total purchase price of $18.0 million.

The Company currently believes that cash flow from operations together with existing cash and borrowing available under the Credit Facility will be sufficient to fund the Company’s business operations, including its strategic initiatives relating to joint revenue sharing arrangements, and to fund the development of its proprietary digitally-based projection system. The Company similarly believes it will be able to continue to meet customer commitments for at least the 12 month period commencing April 1, 2008. However, the Company’s operating cash flow will be adversely impacted if management’s projections of future signings and installations are not realized. The Company forecasts its short-term liquidity requirements on a quarterly and annual basis. Since the Company’s future cash flows are based on estimates and there may be factors that are outside of the Company’s control (see “Risk Factors” in Item 1A in the Company’s 2007 Form 10-K), there is no guarantee the Company will continue to be able to fund its operations through cash flows from operations. Under the terms of the Company’s typical sale and sales-type lease agreement, the Company receives substantial cash payments before the Company completes the performance of its obligations. Similarly, the Company receives cash payments for some of its film productions in advance of related cash expenditures.

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

Cash provided by operating activities amounted to $3.1 million for the three months ended March 31, 2008. Changes in other non-cash operating assets as compared to December 31, 2007 include: a $0.3 million increase in commissions and other deferred selling expenses, a decrease of $0.5 million in inventories, a decrease of $1.1 million in financing receivables, a $4.1 million decrease in accounts receivable, a decrease in insurance recoveries of $1.0 million and a $1.5 million increase in prepaid expenses, which primarily relates to prepaid insurance. Changes in other non-cash operating liabilities as compared to December 31, 2007 include an increase in deferred revenue of $8.0 million and a decrease in accounts payable of $3.5 million. Included in accrued liabilities at March 31, 2008, was $27.6 million in respect of accrued pension obligations which are mainly long-term in nature. Investment in film assets was $2.4 million at March 31, 2008.

Net cash used in investing activities amounted to $1.9 million in the three months ended March 31, 2008, which includes purchases of $1.8 million in property, plant and equipment net of sales proceeds, an increase in other assets of $0.1 million and an increase in other intangible assets of $0.1 million.

Cash provided by financing activities in the three months ended March 31, 2008 amounted to $0.3 million due primarily to the issuance of common shares in the period.

Capital expenditures, including the purchase of property, plant and equipment and investments in film assets were $4.2 million for the three months ended March 31, 2008.

Net cash provided by operating activities amounted to $0.6 million for the three months ended March 31, 2007. Changes in other non-cash operating assets and liabilities include an decrease in accounts payable of $6.1 million, an increase in accrued liabilities of $0.1 million, an increase in deferred revenue of $1.0 million, a decrease of $0.2 million in inventories and a decrease in trade accounts receivable and financing receivables of $7.4 million. Cash used in investing activities for the three months ended March 31, 2007 amounted to $0.5 million, primarily consisting of $2.1 million invested in short-term investments, $2.1 million received from proceeds of short-term investments, purchase of $0.1 million in property, plant and equipment, an increase of $0.2 million in other assets and an increase in other intangible assets of $0.1 million. No cash was used in or provided by financing activities in the first quarter of 2007. Capital expenditures including the purchase of property, plant and equipment net of sales proceeds and investment in film assets were $1.4 million for the three months ended March 31, 2007.

IMAX CORPORATION

Letters of Credit and Other Commitments

As at March 31, 2008, the Company had letters of credit and advance payment guarantees of $9.4 million outstanding, of which the entire balance had been secured by the Credit Facility. The Company also had available a $5.0 million facility for performance guarantees and letters of credit through the Bank of Montreal for use solely in conjunction with guarantees fully insured by Export Development Canada. As at March 31, 2008, the Company had $nil (December 31, 2007 — $nil) outstanding under this facility. Subsequent to March 31, 2008, the Company transferred $4.1M of these advance payment guarantees from the Credit Facility to this separate line available with the Bank of Montreal.

Senior Notes due 2010

As at March 31, 2008, the Company had outstanding $159.0 million (December 31, 2007 — $159.0 million) aggregate principal of Registered Senior Notes and $1.0 million (December 31, 2007 — $1.0 million) aggregate principal of Unregistered Senior Notes. The Registered Senior Notes and the Unregistered Senior Notes are referred to herein as the “Senior Notes”.

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

On April 16, 2007 the Company completed a consent solicitation, receiving consents from holders of approximately 60% aggregate principal amount of the Senior Notes (the “Consenting Holders”) to execute a ninth supplemental indenture (the “Supplemental Indenture”) to the Indenture with the Guarantors named therein and U.S. Bank National Association. The Supplemental Indenture waived any defaults existing at such time arising from a failure by the Company to comply with the Indenture’s reporting covenant requiring that annual and quarterly financial statements are filed with the trustee within 15 days of the required public company filing deadlines, and extended until May 31, 2007, or at the Company’s election until June 30, 2007 (the “Covenant Reversion Date”), the date by which the Company’s failure to comply with the reporting covenant shall constitute a default, or be the basis for an event of default under the Indenture. The Company paid consent fees of $1.0 million to the Consenting Holders. On May 30, 2007, the Company provided notice to the holders of the Senior Notes of its election to extend the Covenant Reversion Date to June 30, 2007. The Company paid additional consent fees of $0.5 million to the Consenting Holders. Because the Company did not file its Annual Report on Form 10-K for the year ended December 31, 2006 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 by June 30, 2007, it was in default of the reporting covenant under the Indenture on July 1, 2007, and received notice of such default on July 2, 2007. The Company cured such default under the Indenture by filing its 2006 Annual Report on Form 10-K and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 on July 20, 2007.

IMAX CORPORATION

Digital Projection System

On December 7, 2007, the Company announced a significant joint revenue sharing arrangement with AMC for the installation of 100 digital projection systems to be installed between the latter half of 2008 through 2010. The Company has projected that the deal will ultimately double the size of the commercial IMAX theater network in North America and triple the number of IMAX theaters in North American multiplexes, which are the primary targets of the Company’s business efforts. In December 2007, the Company announced that it estimates that the AMC agreement will generate $35.0 million in incremental EBITDA and $229.0 million in cumulated cash flow over 10 years, under certain assumptions. The system roll-out is to be implemented in two phases of 50 systems each; with the rollout of the second phase subject to certain performance thresholds that the Company believes will be met.

Furthermore, the Company and Regal announced on March 24, 2008 a joint revenue sharing agreement to install 31 digital projection systems at Regal locations in 20 major U.S. markets. This is the third-largest deal in the Company’s history.

The Company anticipates meeting the cash requirements needed to manufacture the digital projection systems scheduled for installation in 2008 in its joint venture arrangements through a combination of cash inflows from operations and draws on its Credit Facility.

In addition, on March 10, 2008, the Company announced an agreement for 35 digital theater systems (under its traditional sales/sales-type-lease structure) with RACIMEC to be installed in Central and South America and the Caribbean. This is the second-largest theater deal in the Company’s history, following on the heels of AMC’s 100 theater North American deal. Under the terms of the agreement, RACIMEC has provided an initial down-payment for the purchase of these theater systems.

OFF-BALANCE SHEET ARRANGEMENTS

There are currently no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Company’s financial condition.

CONTRACTUAL OBLIGATIONS

Payments to be made by the Company under contractual obligations are as follows:

	Payments Due by Period
			2-3	4-5	More Than
(In thousands of U.S. dollars)	Total	1 Year	Years	Years	5 Years

Long-term debt obligations
Principal	$160,000	$—	$160,000	$—	$—
Interest	41,067	15,400	25,667	—	—
Capital lease obligations	244	155	89	—	—
Operating lease obligations	31,151	4,005	10,680	11,384	5,082
Pension obligations	32,135	—	32,135	—	—
Purchase obligations	1,391	287	1,104	—	—

	$265,988	$19,847	$229,675	$11,384	$5,082

Item 3.	Quantitative and Qualitative Factors about Market Risk

The Company is exposed to market risk from changes in foreign currency rates. The Company does not use financial instruments for trading or other speculative purposes.

A majority of the Company’s revenue is denominated in U.S. dollars while a significant portion of its costs and expenses is denominated in Canadian dollars. A portion of the Company’s net U.S. dollar cash flows is converted to

IMAX CORPORATION

Canadian dollars to fund Canadian dollar expenses through the spot market. In Japan, the Company has ongoing operating expenses related to its operations. Net Japanese yen cash flows are converted to U.S. dollars through the spot market. The Company also has cash receipts under leases denominated in Japanese yen, Euros and Canadian dollars. For the quarter ended March 31, 2008, the Company recorded a translation loss of $0.2 million (2007 — gain of $0.1 million) primarily from the receivables associated with leases denominated in Canadian dollars, as the value of the U.S. dollar declined in relation to the Canadian dollar. The decline in the value of the U.S. dollar also had an impact on working capital given the appreciation in value of the Canadian dollar, Euro and Japanese yen.

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

The Company’s management, with the participation of its Co-CEOs and its CFO have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as at March 31, 2008. Based on that evaluation and because of the identification of certain material weaknesses in the Company’s internal control over financial reporting, as discussed in Management’s Annual Report on Internal Control over Financial Reporting below, the Co-CEOs and the CFO have concluded that the Company’s disclosure controls and procedures were not effective as at March 31, 2008.

In making this evaluation, management, including the Co-CEOs and the CFO, considered, among other matters:

•	the identification of certain material weaknesses in the Company’s internal control over financial reporting, as discussed in the Company’s 2007 Form 10-K (and as described below);

•	and the conclusion of the Co-CEOs and the CFO that the Company’s disclosure controls and procedures as at December 31, 2007 were not effective, as discussed in the Company’s 2007 Form 10-K.

At March 31, 2008, the Company has made significant progress in implementing its remediation plan to address material weaknesses identified at December 31, 2007, however the remediation plan remains in progress and therefore all previously reported material weaknesses continue to exist at March 31, 2008.

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

Based on this assessment, management has concluded that such internal control over financial reporting was not effective as at March 31, 2008 due to the material weaknesses identified and discussed below.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that

IMAX CORPORATION

controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim condensed consolidated financial statements will not be prevented or detected on a timely basis.

As previously disclosed in Item 9A of the Company’s 2007 Form 10-K, the Company’s Co-CEOs and CFO assessed the effectiveness of the Company’s internal control over financial reporting, and concluded that the following material weaknesses in internal control over financial reporting existed as at December 31, 2007, all of which had not yet been remediated as at March 31, 2008.

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

IMAX CORPORATION

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

Each of the control deficiencies above could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Management determined that each of these control deficiencies discussed above constitutes a material weakness at March 31, 2008.

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

IMAX CORPORATION

The following specific remediation steps have been introduced by the Company in 2007:

Enhancing controls for accounting for sales and lease transactions in accordance with U.S. GAAP as follows:

•	Revising the revenue recognition policy to provide for guidance on the conditions that must be met in order for revenue to be recognized in accordance with U.S. GAAP and to address circumstances found within IMAX arrangements including allocating fair value for certain additional deliverables found in an arrangement.

•	Documenting a detailed analysis for all sales and lease transactions, with appropriate review, to help ensure that the timing of revenue recognition is appropriate and that all contractual provisions have been sufficiently considered in determining the timing and amounts of revenue to be recognized.

Enhancing controls for accounting for film transactions in accordance with U.S. GAAP as follows:

•	Maintaining a screening process whereby management reviews the film agreements to identify complexities and considerations that need to be made when accounting for films.

•	Regularly scheduling meetings between the Film Group and Finance to discuss developments related to the Company’s film slate.

•	Providing training with respect to Accounting by Producers or Distributors of Films (SOP 00-2) to key personnel, as required.

Enhancing controls for accounting for costs related to inventory in accordance with U.S. GAAP as follows:

•	Developing and distributing to appropriate personnel a detailed inventory policy providing for guidance on evaluating matters such as the nature of costs that can be capitalized to inventory and inventory obsolescence.

•	Holding supplemental meetings, as-needed, between key operational and finance personnel, to identify any non-standard costs and determine if special accounting treatment is required.

Enhancing controls to capture all postretirement benefits other than pensions included with executive employment contracts as follows:

•	Holding monthly management meetings of senior executives in Human Resources, Legal and Finance to discuss issues, developments, and changes relating to benefits, other than pensions.

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

IMAX CORPORATION

The following specific remediation step was introduced enhancing controls over the issuance of stock options:

•	Reviewing the stock-option issuance cap calculation on a periodic basis in conjunction with the granting of stock options.

At March 31, 2008, the Company has made significant progress in implementing this remediation plan, but it remains in progress and therefore all previously reported material weaknesses continue to exist at March 31, 2008. The Company’s management, including the Co-CEOs and the CFO believe that the plan should be fully implemented, and all material weaknesses remediated in 2008. They will continue to monitor the effectiveness of these actions and will make any changes and take such other actions deemed appropriate given the circumstances.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Aside from the remediation efforts described above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

IMAX CORPORATION

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

(a) In March 2005, the Company, together with Three-Dimensional Media Group, Ltd. (“3DMG”), filed a complaint in the U.S. District Court for the Central District of California, Western Division, against In-Three, Inc. (“In-Three”) alleging patent infringement. On March 10, 2006, the Company and In-Three entered into a settlement agreement settling the dispute between the Company and In-Three. On June 12, 2006, the U.S. District Court for the Central District of California, Western Division, entered a stay in the proceedings against In-Three pending the arbitration of disputes between the Company and 3DMG. Arbitration was initiated by the Company against 3DMG on May 15, 2006 before the International Centre for Dispute Resolution in New York, alleging breaches of the license and consulting agreements between the Company and 3DMG. On June 15, 2006, 3DMG filed an answer denying any breaches and asserting counterclaims that the Company breached the parties’ license agreement. On June 21, 2007, the Arbitration Panel unanimously denied 3DMG’s Motion for Summary Judgment filed on April 11, 2007 concerning the Company’s claims and 3DMG’s counterclaims. On October 5, 2007, 3DMG amended its counterclaims and added counterclaims from UNIPAT.ORG relating to fees allegedly owed to UNIPAT.ORG by the Company. An evidentiary hearing on liability issues originally scheduled for June 2008 has been postponed until a later date to be set by the Arbitration Panel. Further proceedings on damages issues will be scheduled if and when necessary. The Company will continue to pursue its claims vigorously and believes that all allegations made by 3DMG are without merit. The Company further believes that the amount of loss, if any, suffered in connection with the counterclaims would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of the arbitration.

(b) In January 2004, the Company and IMAX Theatre Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages of approximately $3.7 million before the International Court of Arbitration of the International Chambers of Commerce (the “ICC”) with respect to the breach by Electronic Media Limited (“EML”) of its December 2000 agreement with the Company. In June 2004, the Company commenced a related arbitration before the ICC against EML’s affiliate, E-CITI Entertainment (I) PVT Limited (“E-Citi”), seeking $17.8 million in damages as a result of E-Citi’s breach of a September 2000 lease agreement. The damages sought against E-Citi included the original claim sought against EML. An arbitration hearing took place in November 2005 against E-Citi, which included all claims by the Company. On February 1, 2006, the ICC issued an award on liability finding unanimously in the Company’s favor on all claims. Further hearings took place in July 2006 and December 2006. On August 24, 2007, the ICC issued an award unanimously in favor of the Company in the amount of $9.4 million, consisting of past and future rents owed to the Company under its lease agreements, plus interest and costs. In the award, the ICC upheld the validity and enforceability of the Company’s theater system contract. The Company thereafter submitted its application to the arbitration panel for interest and costs. On March 27, 2008, the Panel issued a final award in favor of the Company in the amount of $11,309,496, plus an additional $2,512 each day in interest from October 1, 2007 until the date the award is paid, which the Company will seek to enforce and collect in full.

(c) In June 2004, Robots of Mars, Inc. (“Robots”) initiated an arbitration proceeding against the Company in California with the American Arbitration Association pursuant to an arbitration provision in a 1994 film production agreement between Robots’ predecessor-in-interest and a subsidiary of the Company, asserting claims for breach of contract, fraud, breach of fiduciary duty and intentional interference with the contract. Robots is seeking an accounting of the Company’s revenues and an award of all sums alleged to be due to Robots under the production agreement, as well as punitive damages. The Company intends to vigorously defend the arbitration proceeding and believes the amount of the loss, if any, that may be suffered in connection with this proceeding will not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of such arbitration.

(d) The Company and certain of its officers and directors were named as defendants in eight purported class action lawsuits filed between August 11, 2006 and September 18, 2006, alleging violations of U.S. federal securities laws. These eight actions were filed in the U.S. District Court for the Southern District of New York. On January 18, 2007, the Court consolidated all eight class action lawsuits and appointed Westchester Capital Management, Inc. as

IMAX CORPORATION

the lead plaintiff and Abbey Spanier Rodd & Abrams, LLP as lead plaintiff’s counsel. On October 2, 2007, plaintiffs filed a consolidated amended class action complaint. The amended complaint, brought on behalf of shareholders who purchased the Company’s common stock between February 27, 2003 and July 20, 2007, alleges primarily that the defendants engaged in securities fraud by disseminating materially false and misleading statements during the class period regarding the Company’s revenue recognition of theater system installations, and failing to disclose material information concerning the Company’s revenue recognition practices. The amended complaint also added PricewaterhouseCoopers LLP, the Company’s auditors, as a defendant. The lawsuit seeks unspecified compensatory damages, costs, and expenses. The defendants filed a motion to dismiss the amended complaint on December 10, 2007, which is still pending. Plaintiffs filed their opposition to this motion on January 22, 2008. Defendants submitted a reply to plaintiffs’ opposition on February 11, 2008. The lawsuit is at a very early stage and as a result the Company is not able to estimate a potential loss exposure. The Company will vigorously defend the matter, although no assurances can be given with respect to the outcome of such proceedings. The Company’s directors and officers insurance policy provides for reimbursement of costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits and deductibles.

(e) A class action lawsuit was filed on September 20, 2006 in the Ontario Superior Court of Justice against the Company and certain of its officers and directors, alleging violations of Canadian securities laws. This lawsuit was brought on behalf of shareholders who acquired the Company’s securities between February 17, 2006 and August 9, 2006. A hearing regarding the combined leave to amend and certification motions has been scheduled for the week of June 2, 2008. The lawsuit is in a very early stage and seeks unspecified compensatory and punitive damages, as well as costs and expenses. As a result, the Company is unable to estimate a potential loss exposure. The Company believes the allegations made against it in the statement of claim are meritless and will vigorously defend the matter, although no assurance can be given with respect to the ultimate outcome of such proceedings. The Company’s directors and officers insurance policy provides for reimbursement of costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits and deductibles.

(f) On September 7, 2007, Catalyst Fund Limited Partnership II (“Catalyst”), a holder of the Company’s Senior Notes, commenced an application against the Company in the Ontario Superior Court of Justice for a declaration of oppression pursuant to sections 229 and 241 of the Canada Business Corporations Act (“CBCA”) and for a declaration that the Company is in default of the Indenture governing its Senior Notes. The allegations of oppression are substantially the same as allegations Catalyst made in a May 10, 2007 complaint filed against the Company in the Supreme Court of the State of New York, and subsequently withdrawn on October 12, 2007, wherein Catalyst challenged the validity of the consent solicitation through which the Company requested and obtained a waiver of any and all defaults arising from a failure to comply with the reporting covenant under the Indenture and alleged common law fraud. Catalyst has also requested the appointment of an inspector and an order that an investigation be carried out pursuant to section 229 of the CBCA. In addition, between March 2007 and October 2007, Catalyst sent the Company eight purported notices of default or acceleration under the Indenture. It is the Company’s position that no event of default (as that term is defined in the Indenture) has occurred under the Indenture and, accordingly, that Catalyst’s purported acceleration notice is of no force or effect. The hearing date has not yet been finalized by the Court. At this stage of the litigation, the Company is not able to estimate a potential loss exposure. The Company believes this application is entirely without merit and plans to contest it vigorously and seek costs from Catalyst, although no assurances can be given with respect to the outcome of the proceedings. The Company’s directors and officers insurance policy provides for reimbursement of costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits and deductibles.

(g) In a related matter, on December 21, 2007, U.S. Bank National Association, trustee under the Indenture, filed a complaint in the Supreme Court of the State of New York against the Company and Catalyst, requesting a declaration that the theory of default asserted by Catalyst before the Ontario Superior Court of Justice is without merit and further that Catalyst has failed to satisfy certain prerequisites to bondholder action, which are contained in the Indenture (the “U.S. Bank’s New York Action”). As a result of this action, on January 10, 2008, the Company filed a motion with the Ontario Superior Court of Justice seeking a stay of all or part of the action Catalyst initiated

IMAX CORPORATION

before that court. On February 6, 2008, the Company served a Verified Answer to U.S. Bank’s New York Action. On February 22, 2008, Catalyst filed a Verified Answer to U.S. Bank’s New York Action and Cross-Claims against the Company in the same proceeding. The Cross-Claims repeat the allegations and seek substantially the same relief as in Catalyst’s application in the Ontario Superior Court of Justice and as were raised in Catalyst’s May 10, 2007 complaint filed against the Company in the Supreme Court of the State of New York. The Company continues to believe that Catalyst’s claims are entirely without merit. The litigation is at a preliminary stage and, as a result, the Company is unable to comment on the outcome of the proceedings or estimate the potential loss exposure, if any.

(h) In addition to the matters described above, the Company is currently involved in other legal proceedings which, in the opinion of the Company’s management, will not materially affect the Company’s financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such proceedings.

Item 1A.	Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the security holders during the quarter ended March 31, 2008.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
No.	Description

10.31	Fifth Amendment to the Loan Agreement, as of May 5, 2008, between IMAX Corporation and Wachovia Capital Finance Corporation (Canada) (formerly, Congress Financial Corporation (Canada)).
10.32	Securities Purchase Agreement, dated as of May 5, 2008, by and between IMAX Corporation, Douglas Family Trust, James Douglas and Jean Douglas Irrevocable Descendants’ Trust, James E. Douglas, III, and K&M Douglas Trust.
31.1	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated May 12, 2008, by Bradley J. Wechsler.
31.2	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated May 12, 2008, by Richard L. Gelfond.
31.3	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated May 12, 2008, by Joseph Sparacio.
32.1	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated May 12, 2008, by Bradley J. Wechsler.
32.2	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated May 12, 2008, by Richard L. Gelfond.
32.3	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated May 12, 2008, by Joseph Sparacio.

IMAX CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMAX CORPORATION

Date: May 12, 2008	By: /s/ JOSEPH SPARACIO Joseph Sparacio Executive Vice-President & Chief Financial Officer (Principal Financial Officer)

Date: May 12, 2008	By: /s/ JEFFREY VANCE Jeffrey Vance Vice-President, Finance & Controller (Principal Accounting Officer)