Form 10-Q
period 2008-06-30
IMAX CORP
filed 2008-08-07
CIK 921582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
                         (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 31, 2008

Common stock, no par value	43,437,297

IMAX CORPORATION

IMAX CORPORATION

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements included in this quarterly report may constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, references to future capital expenditures (including the amount and nature thereof), business and technology strategies and measures to implement strategies, competitive strengths, goals, expansion and growth of business, operations and technology, plans and references to the future success of IMAX Corporation together with its wholly-owned subsidiaries (the “Company”) and expectations regarding the Company’s future operating, financial and technological results. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the expectations and predictions of the Company is subject to a number of risks and uncertainties, including, but not limited to, general economic, market or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by the Company; competitive actions by other companies; U.S. and Canadian regulatory inquiries; conditions in the in-home and out-of-home entertainment industries; changes in laws or regulations; conditions, changes and developments in the commercial exhibition industry; risks associated with the performance of the Company’s new technologies; risks associated with investments and operations in foreign jurisdictions and any future international expansion, including those related to economic, political and regulatory policies of local governments and laws and policies of the United States and Canada; the potential impact of increased competition in the markets the Company operates within; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this quarterly report are qualified by these cautionary statements, and actual results or anticipated developments by the Company may not be realized, and even if substantially realized, may not have the expected consequences to, or effects on, the Company. The Company undertakes no obligation to update publicly or otherwise revise any forward-looking information, whether as a result of new information, future events or otherwise.

IMAX®, IMAX® Dome, IMAX® 3D, IMAX® 3D Dome, The IMAX Experience®, An IMAX Experience®, IMAX DMR®, DMR®, IMAX MPX®, IMAX think big® and think big® are trademarks and trade names of the Company or its subsidiaries that are registered or otherwise protected under laws of various jurisdictions.

IMAX CORPORATION

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

IMAX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
In accordance with United States Generally Accepted Accounting Principles
(In thousands of U.S. dollars)

	June 30,	December 31,
	2008	2007
	(unaudited)

Assets
Cash and cash equivalents	$24,622	$16,901
Accounts receivable, net of allowance for doubtful accounts of $2,976 (2007 — $3,045)	22,202	25,505
Financing receivables (note 3)	57,572	59,092
Inventories (note 4)	21,482	22,050
Prepaid expenses	2,950	2,187
Film assets	4,064	2,042
Property, plant and equipment	25,751	23,708
Other assets	16,403	15,093
Goodwill	39,027	39,027
Other intangible assets	2,366	2,377

Total assets	$216,439	$207,982

Liabilities
Accounts payable	$11,060	$12,300
Accrued liabilities (notes 7(a), 7(c), 8, 13(a), 16(a), 16(c))	64,438	61,967
Deferred revenue	69,729	59,085
Senior Notes due 2010 (note 5)	160,000	160,000

Total liabilities	305,227	293,352

Commitments and contingencies (notes 7 and 8)
Shareholders’ deficiency
Capital stock (note 13) common shares — no par value. Authorized — unlimited number. Issued and outstanding — 43,415,052 (2007 — 40,423,074)	141,267	122,455
Other equity	4,400	4,088
Deficit	(235,859)	(213,407)
Accumulated other comprehensive income	1,404	1,494

Total shareholders’ deficiency	(88,788)	(85,370)

Total liabilities and shareholders’ deficiency	$216,439	$207,982

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
In accordance with United States Generally Accepted Accounting Principles
(In thousands of U.S. dollars, except per share amounts)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
		(note 15(a))		(note 15(a))

Revenues
Equipment and product sales	$4,237	$6,781	$10,935	$13,855
Services	13,607	15,941	27,814	33,242
Rentals	1,636	1,672	3,180	2,958
Finance income	1,084	1,181	2,155	2,367
Other	611	1,539	611	1,539

	21,175	27,114	44,695	53,961

Cost of goods sold, services and rentals
Equipment and product sales	2,966	3,813	5,931	7,756
Services	11,275	10,240	20,964	21,043
Rentals	968	731	1,698	1,291
Other	98	19	98	19

	15,307	14,803	28,691	30,109

Gross margin	5,868	12,311	16,004	23,852
Selling, general and administrative expenses (note 9)	11,252	11,147	23,639	21,469
Research and development	2,047	1,121	4,535	2,616
Amortization of intangibles	137	141	271	277
Receivable provisions net of (recoveries) (note 11)	101	(31)	849	(25)

Loss from operations	(7,669)	(67)	(13,290)	(485)
Interest income	74	227	200	453
Interest expense	(4,340)	(4,375)	(8,836)	(8,624)

Loss from continuing operations before income taxes	(11,935)	(4,215)	(21,926)	(8,656)
Provision for income taxes	(258)	(260)	(526)	(427)

Loss from continuing operations	(12,193)	(4,475)	(22,452)	(9,083)
Loss from discontinued operations	—	(58)	—	(191)

Net loss	$(12,193)	$(4,533)	$(22,452)	$(9,274)

Loss per share
Loss per share — basic & diluted:
Net loss from continuing operations	$(0.29)	$(0.11)	$(0.54)	$(0.23)
Net loss from discontinued operations	—	—	—	—

Net loss	$(0.29)	$(0.11)	$(0.54)	$(0.23)

Other comprehensive income (loss) consists of:
Actuarial gain resulting from pension amendment (net of tax provision of $nil)	$—	$997	$—	$997
Amortization of prior service credits (net of tax provision of $17 and $73 for the three months ended June 30, 2008 and 2007, respectively, and $34 and $149 for the six months ended June 30, 2008 and 2007, respectively)	(45)	(164)	(90)	(325)

	$(45)	$833	$(90)	$672

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In accordance with United States Generally Accepted Accounting Principles
(In thousands of U.S. dollars)
(Unaudited)

	Six Months
	Ended June 30,
	2008	2007
		(note 15(a))

Cash provided by (used in):
Operating Activities
Net loss	$(22,452)	$(9,274)
Net loss from discontinued operations	—	191
Gain on sale of property, plant and equipment	(41)	—
Items not involving cash:
Depreciation and amortization (note 10(c))	8,272	6,254
Write-downs (recoveries) (note 10(d))	1,559	(25)
Change in deferred income taxes	34	(149)
Stock and other non-cash compensation	2,569	2,006
Foreign currency exchange loss (gain)	216	(623)
Accrued interest on short-term investments	—	(14)
Change in cash surrender value of life insurance	(26)	(16)
Investment in film assets	(6,302)	(5,590)
Changes in other non-cash operating assets and liabilities (note 10(a))	11,030	2,363
Net cash used in operating activities from discontinued operations (note 15)	—	(966)

Net cash used in operating activities	(5,141)	(5,843)

Investing Activities
Purchases of short-term investments	—	(4,275)
Proceeds from maturities of short-term investments	—	4,239
Investment in joint revenue sharing equipment	(3,577)	—
Purchase of property, plant and equipment	(1,437)	(723)
Proceeds from sale of property, plant and equipment	41	—
Acquisition of other assets	(598)	(510)
Acquisition of other intangible assets	(256)	(256)

Net cash used in investing activities	(5,827)	(1,525)

Financing Activities
Financing costs related to Senior Notes due 2010	—	(1,431)
Common shares issued - private offering	18,000	—
Common shares issued - stock options exercised	938	8

Net cash provided by (used in) financing activities	18,938	(1,423)

Effects of exchange rate changes on cash	(249)	(22)

Increase (decrease) in cash and cash equivalents, during the period	7,721	(8,813)
Cash and cash equivalents, beginning of period	16,901	25,123

Cash and cash equivalents, end of period	$24,622	$16,310

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

The condensed consolidated financial statements include the accounts of the Company, except for subsidiaries which the Company has identified as variable interest entities (“VIEs”) of which the Company is not the primary beneficiary. The nature of the Company’s business is such that the results of operations for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations.

The Company has evaluated its various variable interests to determine whether they are VIEs in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). The Company has five film production companies that are VIEs. As the Company is exposed to the majority of the expected losses for one of the film production companies, the Company has determined that it is the primary beneficiary of this entity. The Company continues to consolidate this entity, with no material impact on the operating results or financial condition of the Company, as this production company has total assets and total liabilities of $nil as at June 30, 2008 (December 31, 2007 — $nil). For the other four film production companies which are VIEs, the Company did not consolidate these film entities since it does not bear the majority of the expected losses or expected residual returns. The Company equity accounts for these entities. As at June 30, 2008, these four VIEs have total assets of $0.2 million (December 31, 2007 — $0.3 million) and total liabilities of $0.2 million (December 31, 2007 — $0.3 million). Earnings of the investees included in the Company’s condensed consolidated statement of operations amounted to $nil for the three and six months ended June 30, 2008 and 2007, respectively. The carrying value of these investments in VIEs that are not consolidated is $nil at June 30, 2008 (December 31, 2007 — $nil). A loss in value of an investment other than a temporary decline is recognized as a charge to the consolidated statement of operations.

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

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities that are not remeasured at fair value on a recurring basis until fiscal years beginning after November 15, 2008. The Company is currently evaluating the potential impact of this statement on its non-financial assets and non-financial liabilities included in its consolidated financial statements. For financial assets and financial liabilities, SFAS 157 was effective for the Company on January 1, 2008 on a prospective basis. The application of SFAS 157 to the financial assets and financial liabilities did not have a material effect on the Company’s financial condition or results of operations as of January 1, 2008.

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

3.	Financing Receivables

Financing receivables, consisting of net investment in sales-type leases and receivables from financed sales of its theater systems, are as follows:

	June 30,	December 31,
	2008	2007

Gross minimum lease payments receivable	$76,465	$79,878
Unearned finance income	(24,210)	(26,387)

Minimum lease payments receivable	52,255	53,491
Accumulated allowance for uncollectible amounts	(4,338)	(4,152)

Net investment in leases	47,917	49,339

Gross receivables from financed sales	14,767	14,949
Unearned financed income	(5,112)	(5,196)

Net financed sale receivables	9,655	9,753

Total financing receivables	$57,572	$59,092

Net financed sale receivables due within one year	$1,214	$1,528
Net financed sale receivables due after one year	$8,441	$8,225

As at June 30, 2008, the financed sale receivables had a weighted average effective interest rate of 9.5% (December 31, 2007 — 9.4%).

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

4.	Inventories

	June 30,	December 31,
	2008	2007

Raw materials	$6,442	$7,067
Work-in-process	1,752	2,091
Finished goods	13,288	12,892

	$21,482	$22,050

At June 30, 2008, finished goods inventory for which title had passed to the customer and revenue was deferred amounted to $6.6 million (December 31, 2007 — $3.2 million).

Inventories at June 30, 2008 include provisions for excess and obsolete inventory based upon current estimates of net realizable value considering future events and conditions of $4.6 million (December 31, 2007 — $4.3 million).

5.	Senior Notes due 2010

As at June 30, 2008, the Company had outstanding $159.0 million (December 31, 2007 — $159.0 million) aggregate principal of Registered Senior Notes and $1.0 million (December 31, 2007 — $1.0 million) aggregate principal of Unregistered Senior Notes. The Registered Senior Notes and the Unregistered Senior Notes are referred to herein as the “Senior Notes”.

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

The terms of the Company’s Senior Notes require that annual and quarterly financial statements are filed with the Trustee within 15 days of the required public company filing deadlines. Breach of these financial reporting covenants is considered an event of default under the terms of the Senior Notes and the Company has 30 days to cure this default, after which the Senior Notes become due and payable.

In March 2007, the Company delayed the filing of its Annual Report on Form 10-K for the year ended December 31, 2006 beyond the required public company filing deadline, broadened its accounting review to include certain other accounting matters based on comments received by the Company from the Securities and Exchange Commission (the “SEC”) and the Ontario Securities Commission (the “OSC”), and ultimately restated financial statements for certain periods due to the discovery of certain accounting errors. The filing delay resulted in the Company’s default of a financial reporting covenant under the indenture dated as at December 4, 2003, and as thereafter amended and supplemented, governing the Company’s Senior Notes due 2010 (the “Indenture”).

On April 16, 2007, the Company completed a consent solicitation, receiving consents from holders of approximately 60% aggregate principal amount of the Senior Notes (the “Consenting Holders”) to execute a ninth supplemental indenture (the “Supplemental Indenture”) to the Indenture with the Guarantors named therein and U.S. Bank National Association. The Supplemental Indenture waived any defaults existing at such time arising from a failure by the Company to comply with the Indenture’s reporting covenant requiring that annual and quarterly financial statements are filed with the trustee within 15 days of the required public company filing deadlines, and extended until May 31, 2007, or at the Company’s election until June 30, 2007 (the “Covenant Reversion Date”), the date by which the Company’s failure to comply with the reporting covenant shall constitute a

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

default, or be the basis for an event of default under the Indenture. The Company paid consent fees of $1.0 million to the Consenting Holders. On May 30, 2007, the Company provided notice to the holders of the Senior Notes of its election to extend the Covenant Reversion Date to June 30, 2007. The Company paid additional consent fees of $0.5 million to the Consenting Holders. Because the Company did not file its Annual Report on Form 10-K for the year ended December 31, 2006 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 by June 30, 2007, it was in default of the reporting covenant under the Indenture on July 1, 2007, and received notice of such default on July 2, 2007. The Company cured such default under the Indenture by filing its 2006 Annual Report on Form 10-K and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 on July 20, 2007. See note 8(f) for more information.

6.	Credit Facility

Under the Indenture governing the Company’s Senior Notes, the Company is permitted to incur indebtedness on a secured basis pursuant to a credit agreement, or the refinancing or replacement of a credit facility, provided that the aggregate principal amount of indebtedness thereunder outstanding at any time does not exceed the greater of (a) $30.0 million minus the amount of any such indebtedness retired with the proceeds of an Asset Sale (as defined in the Indenture) and (b) 15% of Total Assets (as defined in the Indenture) of the Company. Amongst other indebtedness, the Indenture also permits the Company to incur indebtedness solely in respect of performance, surety or appeal bonds, letters of credit and letters of guarantee as required in the ordinary course of business in accordance with customary industry practices. On February 6, 2004, the Company entered into a Loan Agreement for a secured revolving credit facility as amended on June 30, 2005, May 16, 2006, November 7, 2007 and December 5, 2007 (the “Credit Facility”). The Credit Facility is a revolving credit facility expiring on October 31, 2009, with an optional one year renewal thereafter contingent upon approval by the lender. The Credit Facility permits maximum aggregate borrowings equal to the lesser of (i) $40.0 million, (ii) a collateral calculation based on percentages of the book values for the Company’s net investment in sales-type leases, financing receivables, finished goods inventory allocated to backlog contracts and the appraised values of the expected future cash flows related to operating leases and of the Company’s owned real property, reduced by certain accruals and accounts payable, and (iii) a minimum level of trailing cash collections in the preceding twenty-six week period ($78.9 million as at June 30, 2008); reduced for outstanding letters of credit and advance payment guarantees and subject to maintaining a minimum Excess Availability (as defined in the Credit Facility) of $5.0 million. As at June 30, 2008, the Company’s current borrowing capacity under the Credit Facility was $29.9 million after deduction for outstanding letters of credit and advance payment guarantees of $2.7 million and the minimum Excess Availability of $5.0 million (December 31, 2007 — $19.4 million after deduction for outstanding letters of credit of $10.9 million and the excess availability reserve of $5.0 million). The Credit Facility bears interest at the applicable prime rate per annum or LIBOR plus a margin as specified therein per annum and is collateralized by a first priority security interest in all of the current and future assets of the Company. The Credit Facility contains typical affirmative and negative covenants, including covenants that restrict the Company’s ability to: incur certain additional indebtedness; make certain loans, investments or guarantees; pay dividends; make certain asset sales; incur certain liens or other encumbrances; conduct certain transactions with affiliates and enter into certain corporate transactions. In addition, the Credit Facility agreement contains customary events of default, including upon an acquisition or a change of control that may have a material adverse effect on the Company or a guarantor. The Credit Facility also required the Company to maintain, over a period of time, a minimum level of adjusted earnings before interest, taxes, depreciation and amortization including film asset amortization, stock and non-cash compensation, write downs (recoveries), asset impairment charges, and other non-cash uses of funds on a trailing four quarter basis calculated quarterly, of not less than $20.0 million (the “EBITDA Requirement”); provided, however, that the EBITDA Requirement shall be $12.5 million for the four quarters ending each of December 31, 2007, March 31, 2008, June 30, 2008 and

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

September 30, 2008. Furthermore, the Company was required to maintain a minimum Cash and Excess Availability (as defined in the Credit Facility) balance of not less than $15.0 million.

On May 5, 2008, the Company entered into an amendment to the Credit Facility, effective January 1, 2008, whereby the minimum Cash and Excess Availability balance was reduced to $7.5 million. Under the terms of this amendment, the Company shall not be subject to the EBITDA Requirement so long as the Company is in compliance with the Cash and Excess Availability requirement. This amendment also provides for a one-year extension of the expiration of the Credit Facility to October 31, 2010 and adjusts the collateral calculation for certain finished goods inventory items to be installed under joint revenue sharing arrangements, which could result in an increase to maximum aggregate borrowings of up to $3.0 million in the future. In the event that the Company’s Excess Availability falls below the $5.0 million requirement, the excess borrowings above the minimum availability requirement must be remedied immediately. Failure to remedy will result in a Cash Dominion Event and an Event of Default (as defined in the Credit Facility). The failure to comply with the Cash and Excess Availability requirement of $7.5 million would continue to result in an immediate Cash Dominion Event and an Event of Default. If the Credit Facility were to be terminated by either the Company or the lender, the Company would have the ability to pursue another source of secured financing pursuant to the terms of the Indenture.

As of June 30, 2008, the Company had not drawn down any funds under the Credit Facility and was in compliance with all covenants under the agreement (December 31, 2007 — $nil). On July 17, 2008, in contemplation of prospective capital funding requirements associated with its joint revenue sharing arrangement roll-out, the Company drew $10.0 million of funds under the Credit Facility.

Under the terms of the Credit Facility, the Company has to comply with several reporting requirements, including the delivery of audited consolidated financial statements within 120 days of the end of the fiscal year. In March 2007, the Company delayed the filing of its 2006 Annual Report on Form 10-K for the year ended December 31, 2006 beyond the filing deadline in order to restate financial statements for certain periods during the fiscal years 2002 — 2006. On March 27, 2007, the Credit Facility lender waived the requirement for the Company to deliver audited consolidated financial statements within 120 days of the end of the fiscal year ended December 31, 2006, provided such statements and documents were delivered on or before June 30, 2007. On June 27, 2007, the Credit Facility lender agreed that an event of default would not be deemed to have occurred unless the Company’s 2006 Annual Report on Form 10-K filing did not occur by July 31, 2007 or upon the occurrence and continuance of an event of default under the Company’s Indenture governing its Senior Notes which had not been cured within the applicable grace period. The Company cured such default under the Indenture by filing its 2006 Annual Report on Form 10-K and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 on July 20, 2007, within the applicable grace period.

7.	Commitments

(a) The Company’s lease commitments consist of rent and equipment under operating leases. The Company accounts for any incentives provided over the term of the lease. Total minimum annual rental payments to be made by the Company under operating leases as at June 30, 2008 for each of the years ended December 31, are as follows:

2008 (six months remaining)	$3,014
2009	5,804
2010	6,088
2011	6,036
2012	5,904
Thereafter	5,238

$32,084

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

Rent expense was $1.3 million and $2.8 million for three and six months ended June 30, 2008, respectively (June 30, 2007 — $1.3 million and $2.6 million, respectively) net of sublease rental of less than $0.1 million and $0.1 million, respectively (June 30, 2007 — $0.2 million and $0.4 million, respectively).

Recorded in the accrued liabilities balance as at June 30, 2008 is $6.4 million (December 31, 2007 — $6.6 million) related to lease inducements and accrued rent.

Purchase obligations under supplier arrangements as at June 30, 2008 were $1.9 million (December 31, 2007 — $1.4 million).

(b) As at June 30, 2008, the Company has letters of credit and advance payment guarantees of $2.7 million outstanding, of which the entire balance has been secured by the Credit Facility. The Company also has available a $5.0 million facility for performance guarantees and letters of credit through the Bank of Montreal for use solely in conjunction with guarantees fully insured by Export Development Canada. As at June 30, 2008, the Company had $4.3 million (December 31, 2007 — $nil) outstanding under this facility.

(c) The Company compensates its sales force with both fixed and variable compensation. Commissions on the sale or lease of the Company’s theater system components are due in graduated amounts from the time of collection of the customer’s first payment to the Company up to the collection of the customer’s last initial payment. At June 30, 2008, $0.2 million (December 31, 2007 — $0.2 million) of commissions will be payable in future periods if the Company collects its initial payments as anticipated.

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

(b) In January 2004, the Company and IMAX Theatre Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages before the International Court of Arbitration of the International Chambers of Commerce (the “ICC”) with respect to the breach by Electronic Media Limited (“EML”) of its December 2000 agreement with the Company. In June 2004, the Company commenced a related arbitration before the ICC against EML’s affiliate, E-CITI Entertainment (I) PVT Limited (“E-Citi”), seeking damages as a result of E-Citi’s breach of a September 2000 lease agreement. An arbitration hearing took place in November 2005 against E-Citi, which included all claims by the Company. On February 1, 2006, the ICC issued an award on liability finding unanimously in the Company’s favor on all claims. Further hearings took place in July 2006 and December 2006. On August 24, 2007, the ICC issued an award unanimously in favor of the Company in the amount of $9.4 million, consisting of past and future rents owed to the Company under its lease agreements, plus interest and costs. In the award, the ICC upheld the validity and enforceability of the Company’s theater system contract. The Company thereafter submitted its application to the arbitration panel for interest and costs. On March 27, 2008, the Panel issued a final award in favor of the Company in the amount of $11,309,496, plus an additional $2,512 each day in interest from October 1, 2007 until the date the award is paid, which the Company is seeking to enforce and collect in full. As collectibility is not assured, the Company will not record the impact of the amount awarded until the amounts have been received.

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

(d) The Company and certain of its officers and directors were named as defendants in eight purported class action lawsuits filed between August 11, 2006 and September 18, 2006, alleging violations of U.S. federal securities laws. These eight actions were filed in the U.S. District Court for the Southern District of New York. On January 18, 2007, the Court consolidated all eight class action lawsuits and appointed Westchester Capital Management, Inc. as the lead plaintiff and Abbey Spanier Rodd & Abrams, LLP as lead plaintiff’s counsel. On October 2, 2007, plaintiffs filed a consolidated amended class action complaint. The amended complaint, brought on behalf of shareholders who purchased the Company’s common stock between February 27, 2003 and July 20, 2007, alleges primarily that the defendants engaged in securities fraud by disseminating materially false and misleading statements during the class period regarding the Company’s revenue recognition of theater system installations, and failing to disclose material information concerning the Company’s revenue recognition practices. The amended complaint also added PricewaterhouseCoopers LLP, the Company’s auditors, as a defendant. The lawsuit seeks unspecified compensatory damages, costs, and expenses. The defendants filed a motion to dismiss the amended complaint on December 10, 2007, which is still pending. Plaintiffs filed their opposition to this motion on January 22, 2008. Defendants submitted a reply to plaintiffs’ opposition on February 11, 2008. A hearing on the motions to dismiss

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

took place on August 5, 2008. The court has not yet rendered its decision with respect to the motions to dismiss. The lawsuit is at a very early stage and as a result the Company is not able to estimate a potential loss exposure and therefore no amounts have been accrued. The Company will vigorously defend the matter, although no assurances can be given with respect to the outcome of such proceedings. The Company’s directors and officers insurance policy provides for reimbursement of costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits and deductibles.

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

(f) On September 7, 2007, Catalyst Fund Limited Partnership II (“Catalyst”), a holder of the Company’s Senior Notes, commenced an application against the Company in the Ontario Superior Court of Justice for a declaration of oppression pursuant to sections 229 and 241 of the Canada Business Corporations Act (“CBCA”) and for a declaration that the Company is in default of the Indenture governing its Senior Notes. The allegations of oppression are substantially the same as allegations Catalyst made in a May 10, 2007 complaint filed against the Company in the Supreme Court of the State of New York, and subsequently withdrawn on October 12, 2007, wherein Catalyst challenged the validity of the consent solicitation through which the Company requested and obtained a waiver of any and all defaults arising from a failure to comply with the reporting covenant under the Indenture and alleged common law fraud. Catalyst has also requested the appointment of an inspector and an order that an investigation be carried out pursuant to section 229 of the CBCA. In addition, between March 2007 and October 2007, Catalyst sent the Company eight purported notices of default or acceleration under the Indenture. It is the Company’s position that no event of default (as that term is defined in the Indenture) has occurred under the Indenture and, accordingly, that Catalyst’s purported acceleration notice is of no force or effect. The Company is moving to stay Catalyst’s application. Until the stay motion is decided, no hearing date for the Catalyst application will be set. It is expected that the stay motion will be heard and decided this fall. At this stage of the litigation, the Company is not able to estimate a potential loss exposure. The Company believes this application is entirely without merit and plans to contest it vigorously and seek costs from Catalyst, although no assurances can be given with respect to the outcome of the proceedings. The Company’s directors and officers insurance policy provides for reimbursement of costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits and deductibles.

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

Product Warranties

The following summarizes the accrual for product warranties that was recorded as part of accrued liabilities in the condensed consolidated balance sheets:

Balance as at December 31, 2007	$26
Payments	—
Warranties issued	—
Revisions	—

Balance as at June 30, 2008	$26

Director/Officer Indemnifications

The Company’s General By-law contains an indemnification of its directors/officers, former directors/officers and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the CBCA, against expenses (including legal fees), judgments, fines and any amount actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. As contemplated under Section 124 of the CBCA, the Company has acquired insurance coverage with a yearly limit of $70.0 million in respect of potential claims against its directors and officers and in respect of losses for which the Company may be required or permitted by law to indemnify such directors and officers. No amount has been accrued in the condensed consolidated balance sheet as at June 30, 2008 and December 31, 2007, with respect to this indemnity.

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

Other Indemnification Agreements

In the normal course of the Company’s operations, it provides indemnifications to counterparties in transactions such as: theater system lease and sale agreements and the supervision of installation or servicing of the theater systems; film production, exhibition and distribution agreements; real property lease agreements; and employment agreements. These agreements have indemnifications which require the Company to compensate the counterparties for costs incurred as a result of litigation claims that may be suffered by the counterparty as a consequence of the transaction or the Company’s breach or non-performance under these agreements. While the terms of these indemnification agreements vary based upon the contract, they normally extend for the life of the agreements. A small number of agreements do not provide for any limit on the maximum potential amount of indemnification, however virtually all of the Company’s theater system lease and sale agreements limit such maximum potential liability to the purchase price of the system. The fact that the maximum potential amount of indemnification required by the Company is not specified in some cases prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. Historically, the Company has not made any significant payments under such indemnifications and no amount has been accrued in the accompanying condensed consolidated financial statements with respect to the contingent aspect of these indemnities.

9.	Condensed Consolidated Statements of Operations Supplemental Information

Included in selling, general and administrative expenses for the three and six months ended June 30, 2008 is a gain of less than $0.1 million and a loss of $0.2 million, respectively (2007 — gain of $0.5 million and gain of $0.6 million, respectively), for net foreign exchange gains or losses related to the translation of foreign currency denominated monetary assets, liabilities and integrated subsidiaries.

10.	Condensed Consolidated Statements of Cash Flows Supplemental Information

(a) Changes in other non-cash operating assets and liabilities are comprised of the following:

	Six Months
	Ended June 30,
	2008	2007

Decrease (increase) in:
Accounts receivable	$2,767	$(297)
Financing receivables	1,070	3,712
Inventories	(13)	(2,334)
Prepaid expenses	(763)	380
Commissions and other deferred selling expenses	(712)	(428)
Insurance recoveries	(687)	—
Increase (decrease) in:
Accounts payable	(1,240)	(2,971)
Accrued liabilities	(36)	(101)
Deferred revenue	10,644	4,402

	$11,030	$2,363

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

(b) Cash payments made on account of:

	Six Months
	Ended June 30,
	2008	2007

Income taxes	$273	$154

Interest	$7,861	$8,049

(c) Depreciation and amortization are comprised of the following:

	Six Months
	Ended June 30,
	2008	2007

Film assets(1)	$4,281	$2,646
Property, plant and equipment	3,011	2,755
Other intangible assets	267	277
Deferred financing costs	713	576

	$8,272	$6,254

(1)	Included in film asset amortization is a charge of $0.7 million (2007 — $nil) relating to changes in estimates based on the ultimate recoverability of future films.

(d) Write-downs (recoveries) are comprised of the following:

	Six Months
	Ended June 30,
	2008	2007

Accounts receivables	$537	$(58)
Financing receivables	482	33
Inventories	540	—

	$1,559	$(25)

11.	Receivable Provisions, Net of (Recoveries)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Accounts receivable provisions, net of (recoveries)	$35	$(47)	$367	$(58)
Financing receivables, net of (recoveries)	66	16	482	33

Receivable provisions, net of (recoveries)	$101	$(31)	$849	$(25)

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

As at June 30, 2008, the Company had net deferred income tax assets of $nil (December 31, 2007 — $nil). As at June 30, 2008, the Company had a gross deferred income tax asset of $56.4 million, against which the Company is carrying a $56.4 million valuation allowance.

As at June 30, 2008 and December 31, 2007, the Company had total unrecognized tax benefits of $4.4 million and $4.0 million for international withholding taxes, respectively. All of the unrecognized tax benefits could impact the Company’s effective tax rate if recognized. While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could differ from the Company’s accrued position. Accordingly, additional provisions on federal, state, provincial and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Consistent with its historical financial reporting, the Company has elected to classify interest and penalties related to income tax liabilities, when applicable, as part of the interest expense in its condensed consolidated statement of operations rather than income tax expense. In conjunction with FIN 48, the Company recognized approximately $0.1 million and $0.2 million in potential interest and penalties associated with uncertain tax positions for the three and six months ended June 30, 2008, respectively (2007 — $0.1 million and $0.1 million, respectively).

13.	Capital Stock

(a)	Stock-Based Compensation

The Company has five stock-based compensation plans that are described below. The compensation costs recorded in the condensed consolidated statement of operations for these plans were $0.9 million and $1.7 million for the three and six months ended June 30, 2008, respectively (2007 — less than $0.1 million recovery and $1.0 million expense, respectively). No income tax benefit is recorded in the condensed consolidated statement of operations for these costs.

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

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

The weighted average fair value of all common share options, excluding those in excess of cap limits discussed below, granted to employees for the three and six months ended June 30, 2008 at the date of grant was $2.56 per share and $2.56 per share, respectively (2007 — $1.50 per share and $1.50 per share, respectively). The Company utilizes a Binomial Model to determine the fair value of common share options at the grant date. The following assumptions were used:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Average risk-free interest rate	3.82%	5.04%	3.82%	5.02%
Expected option life (in years)	3.49 - 4.72	3.85 - 5.34	3.49 - 4.72	3.85 - 5.34
Expected volatility	62%	61%	62%	61%
Annual termination probability	0% - 11.20%	11.87%	0% - 11.20%	11.87%
Dividend yield	0%	0%	0%	0%

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

As at June 30, 2008, the Company has reserved a total of 8,683,010 (December 31, 2007— 6,837,157) common shares for future issuance under the Stock Option Plan, of which options in respect of 5,499,278 common shares are outstanding at June 30, 2008. The total number of shares reserved for future issuance at June 30, 2008 reflects certain amendments to the Stock Option Plan approved by the shareholders at the Company’s Annual and Special Meeting of Shareholders on June 18, 2008. All awards of stock options are made at fair market value of the Company’s common shares on the date of grant. “Fair Market Value” of a common share on a given date means the higher of the closing price of a common share on the grant date (or the most recent trading date if the grant date is not a trading date) on the NASDAQ/National Market System, the Toronto Stock Exchange (the “TSX”) and such national exchange, as may be designated by the Company’s Board of Directors. The options generally vest between one and five years and expire 10 years or less from the date granted. The Stock Option Plan provides that vesting will be accelerated if there is a change of control, as defined in the plan. At June 30, 2008, options in respect of 4,349,585 common shares were vested and exercisable.

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

The following table summarizes certain information in respect of option activity under the Stock Option Plan for the periods ended June 30:

			Weighted Average Exercise Price
	Number of Shares		per Share
	2008	2007	2008	2007

Options outstanding, beginning of year	5,908,080	5,100,995	$6.71	$7.12
Granted	67,888	261,645	7.29	4.48
Exercised	(265,531)	(2,500)	3.53	3.04
Forfeited	(39,108)	(28,575)	6.92	7.54
Expired	(93,500)	(28,000)	25.73	18.45
Cancelled	(78,551)	(16,425)	8.02	6.89

Options outstanding, end of period	5,449,278	5,287,140	6.52	6.93

Options exercisable, end of period	4,349,585	4,535,617	6.72	6.97

During the three and six months ended June 30, 2008, the Company cancelled 70,889 and 78,551 stock options, respectively from its Stock Option Plan (2007 — 3,375 and 16,425, respectively) surrendered by Company employees for $nil consideration. Compensation cost recognized up to the cancellation date was not reversed for options cancelled.

As at June 30, 2008, 5,194,980 options were fully vested or are expected to vest with a weighted average exercise price of $6.58, aggregate intrinsic value of $7.6 million and weighted average remaining contractual life of 3.8 years. As at June 30, 2008, options that are exercisable have an intrinsic value of $6.3 million and a weighted average remaining contractual life of 3.5 years. The intrinsic value of options exercised in the three and six months ended June 30, 2008 was $0.6 million and $1.0 million , respectively (2007 — less than $0.1 million and less than $0.1 million, respectively).

In the fourth quarter of 2006, the Company determined it had exceeded, by approximately 1.6% (of which nil were granted in 2007), certain cap limits for grants set by its Stock Option Plan. The options issued in excess of the cap limits were treated as liability-based awards commencing in the third quarter of 2006 as the Company determined it intended to settle the options in cash. The fair value of the options were recalculated each period. For purposes of calculating the fair value of the liability awards in the first quarter of 2007, the Company accelerated the accounting vesting period to March 31, 2007 in order to align with the expected service period of the options. Immediately before the settlement date, the Company had accrued a liability of $0.7 million. For the three and six months ended June 30, 2007, the Company recorded an expense of $nil and $0.4 million, respectively, related to these options. In June 2007, 195,286 options were voluntarily surrendered by the Company’s Co-Chief Executive Officers (the “Co-CEOs”) and members of the Board of Directors for no consideration. As a result $0.2 million in accrued liabilities was credited to Other Equity and the Company settled the remaining options for cash of $0.5 million.

Options to Non-Employees

There were no common share options granted to non-employees during the three and six months ended June 30, 2008. During the three and six months ended June 30, 2007, an aggregate of 120,255 and 129,145 common share options, respectively to purchase the Company’s common stock with an average exercise price of $4.54 and $4.53, respectively were granted to certain advisors and strategic partners of the Company. These options have a

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

maximum contractual life of seven years. Certain of these options vest immediately and the remainder upon the occurrence of certain events. These options were granted under the Stock Option Plan.

As at June 30, 2008, non-employee options outstanding amounted to 225,684 options (2007 — 245,804) with a weighted average exercise price of $7.16 (2007 — $6.43). 172,224 options (2007 — 128,884) were exercisable with an average weighted exercise price of $7.97 (2007 — $7.80) and the vested options have an aggregate intrinsic value of less than $0.1 million (2007 — less than $0.1 million). The weighted average fair value of options granted to non-employees during the three and six months ended June 30, 2007 at the date of grant was $2.06 per share and 2.08 per share, respectively, utilizing a Binomial Model with the following underlying assumptions for periods ended June 30:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Average risk-free interest rate	N/A	4.99%	N/A	4.97%
Contractual option life	N/A	6 years	N/A	6 years
Average expected volatility	N/A	61%	N/A	61%
Dividend yield	N/A	0%	N/A	0%

For the three and six months ended June 30, 2008, the Company recorded a charge of less than $0.1 million and $0.1 million, respectively (2007 — $0.1 million and $0.1 million, respectively) to film cost of sales related to the non-employee stock options.

Restricted Common Shares

Under the terms of certain employment agreements dated July 12, 2000, the Company is required to issue either 160,000 restricted common shares or pay their cash equivalent. The restricted shares are required to be issued, or payment of their cash equivalent, upon request by the employees at any time. The aggregate intrinsic value of the awards outstanding at June 30, 2008 is $1.1 million (December 31, 2007 — $1.1 million). The Company accounts for the obligation as a liability, which is classified within accrued liabilities. The Company has recorded a recovery of less than $0.1 million and an expense of less than $0.1 million for the three and six months ended June 30, 2008, respectively (2007 — $0.1 million recovery and $0.1 million expense, respectively) due to the changes in the Company’s stock price during the period.

Stock Appreciation Rights

There were no stock appreciation rights (“SARs”) granted during the three and six months ended June 30, 2008. In the first quarter of 2007, 600,000 SARs with a weighted average exercise price of $4.34 per right were granted to certain Company executives. As at June 30, 2008, there were 2,280,000 SARs outstanding of which 900,000 SARs were exercisable. The SARs vesting ranges from immediately to five years. The SARs were measured at fair value at the date of grant and are remeasured each period until settled. At June 30, 2008, the SARs had an average fair value of $2.51 per right (December 31, 2007 — $2.62). The Company accounts for the obligation of these SARs as a liability, which is classified within accrued liabilities. The Company has recorded a $0.6 million and $1.2 million charge for the three and six months ended June 30, 2008, respectively (2007 —

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

$0.1 million recovery and $0.2 million charge, respectively) to selling, general and administrative expenses related to these SARs. The following assumptions were used for measuring the fair value of the SARs:

	As at	As at
	June 30,	December 31,
	2008	2007

Average risk-free interest rate	3.41%	3.65%
Expected option life (in years)	0.52 - 4.81	0 - 5.76
Expected volatility	62%	62%
Annual termination probability	0% - 11.20%	0% - 11.20%
Dividend yield	0%	0%

Warrants to Non-Employees

There were no warrants issued during the three and six months ended or outstanding as at June 30, 2008 and 2007.

(b)	Loss per Share

Reconciliations of the numerator and denominator of the basic and diluted per-share computations are comprised of the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Net loss from continuing operations applicable to common shareholders	$(12,193)	$(4,533)	$(22,452)	$(9,274)

Weighted average number of common shares (000’s):
Issued and outstanding, beginning of period	40,510	40,286	40,423	40,286
Weighted average number of shares issued during the period	1,671	1	890	—

Weighted average number of shares used in computing basic loss per share	42,181	40,287	41,313	40,286

Weighted average number of shares used in computing diluted loss per share	42,181	40,287	41,313	40,286

The calculation of diluted loss per share for the three and six months ended June 30, 2008 and 2007 excludes all shares that are issuable upon exercise of options as the impact of these exercises would be antidilutive.

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

(c)	Shareholders’ Deficiency

The following summarizes the movement of Shareholders’ Deficiency for the six months ended June 30, 2008:

Balance as at December 31, 2007	$(85,370)
Sale of common shares (net of issuance costs of $0.3 million) to The Douglas Group	17,686
Issuance of common shares for stock options exercised	938
Net loss	(22,452)
Adjustment to other equity for employee stock options expensed	447
Adjustment to other equity for non-employee stock options expensed	53
Adjustment to capital stock for stock options exercised	188
Adjustment to other equity for stock options exercised	(188)
Adjustments to accumulated other comprehensive income to amortize the prior service credits related to pensions	(90)

Balance as at June 30, 2008	$(88,788)

The following summarizes the changes in the number of common shares and related book value:

	Number of Shares,		Book Value
	As at	As at	As at	As at
	June 30,	December 31,	June 30,	December 31,
	2008	2007	2008	2007

Beginning of period, January 1,	40,423,074	40,285,574	$122,455	$122,024
Private placement (net of issuance costs of $0.3 million)	2,726,447	—	17,686	—
Stock options exercised	265,531	137,500	1,126	431

End of period	43,415,052	40,423,074	$141,267	$122,455

(d)	Sale of Company’s Common Shares

On May 5, 2008, the Company entered into an agreement with the Douglas family, the Company’s largest shareholder, for the private placement sale of 2,726,447 of the Company’s common shares for a total purchase price of $18.0 million, or approximately $6.60 per share, reflecting the market price of the shares at the time. The Douglas family, which now owns 19.9% of the Company’s common shares, has agreed to a five-year standstill with the Company whereby it agreed to refrain from certain activities such as increasing its percentage ownership in the Company and entering into various arrangements with the Company, such as fundamental or change-of-control transactions. The Company has granted the Douglas family registration rights in connection with the newly-acquired shares. The Company has accrued issuance and registration costs of $0.3 million with respect to this placement. The private placement closed on May 8, 2008.

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

The Company’s Chief Operating Decision Makers (“CODM”) as defined in Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise Related Information” (“SFAS 131”), assess segment performance based on segment revenues and gross margins. Selling, general and administrative expenses, research and development costs, amortization of intangibles, receivables provisions (recoveries), interest revenue, interest expense and tax provision (recovery) are not allocated to the segments.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Revenue
IMAX systems	$10,566	$13,984	$23,055	$27,102
Films
Production and IMAX DMR	2,489	3,801	5,405	8,393
Distribution	2,307	2,692	5,060	6,102
Post-production	1,798	1,472	3,522	2,546
Theater operations	3,163	4,179	5,994	8,310
Other	852	986	1,659	1,508

Total	$21,175	$27,114	$44,695	$53,961

Gross margins
IMAX systems	$4,871	$8,077	$12,058	$15,642
Films
Production and IMAX DMR	(603)	1,545	(270)	3,927
Distribution	773	942	2,120	2,298
Post-production	834	1,132	2,386	1,234
Theater operations	(200)	517	(503)	844
Other	193	98	213	(93)

Total	$5,868	$12,311	$16,004	$23,852

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

	June 30,	December 31,
	2008	2007

Assets
IMAX systems	$167,799	$164,588
Films
Production and IMAX DMR	23,602	26,073
Distribution	5,384	5,239
Post-production	13,660	5,094
Theater operations	2,368	3,733
Other	3,626	3,255

Total	$216,439	$207,982

15.	Discontinued Operations

(a)	Rhode Island Providence Theater

On December 31, 2007, the Company entered into a lease termination agreement which extinguished all of its obligations to its landlord with respect to the Company’s owned and operated Providence IMAX theater. As a result of the lease termination, the Company recorded a non-cash gain of $1.5 million in December 2007, associated with the reversal of deferred lease credits recorded in prior periods. In a related transaction, the Company sold the theater projection system and inventory for the Providence IMAX theater to a third party theater exhibitor for $1.0 million (consisting of $0.6 million cash and $0.4 million of discounted future minimum payments) which was recorded as a gain from discontinued operations in December 2007. The above transactions are reflected as discontinued operations as the continuing cash flows are not generated from either a migration or a continuation of activities.

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

On May 4, 2007, the Company amended the SERP to provide for the determination of benefits to be 75% of the member’s best average 60 consecutive months of earnings over the member’s employment history. The actuarial liability was remeasured to reflect this amendment. The amendment resulted in a $1.0 million increase to the pension liability and a corresponding $1.0 million charge to other comprehensive income. As at June 30, 2008, one of the Co-CEO’s benefits were 100% vested and the other Co-CEO’s benefits were approximately 89.7% vested.

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

The amounts accrued for the SERP are determined as follows:

Six Months
Ended June 30,
2008

Projected benefit obligation:
Obligation, beginning of period	$27,136
Service cost	396
Interest cost	626
Amendments	—
Actuarial (gain) loss	—

Obligation, end of period and unfunded status	$28,158

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

The following table provides disclosure of pension expense for the SERP for periods ended June 30:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Service cost	$198	$172	$396	$344
Interest cost	313	339	626	678
Amortization of prior service credits	(62)	—	(124)	—

Pension expense	$449	$511	$898	$1,022

The accumulated benefit obligation for the SERP was $28.2 million at June 30, 2008 and $27.1 million at December 31, 2007.

The following amounts were included in accumulated other comprehensive income and will be recognized as components of net periodic benefit cost in future periods:

	As at	As at
	June 30,	December 31,
	2008	2007

Prior service costs (credits)	$22	$(102)
Unrecognized actuarial gain	(1,069)	(1,069)

	$(1,047)	$(1,171)

No contributions are expected to be made for the SERP during 2008.

The following benefit payments are expected to be made as per the current SERP assumptions and the terms of the SERP in each of the next five years:

2008	$—
2009	—
2010	32,135	(1)
2011	—
2012	—

(1)	Each of the Co-CEOs shall receive a lump sum payment in 2010 provided his employment terminates other than for cause on or after August 1, 2010. The SERP assumptions include the payment of a lump sum payment.

At the time the Company established the SERP, it also took out life insurance policies on its two Co-CEOs with coverage amounts of $21.5 million in aggregate to which the Company is the beneficiary. The Company may use the cash surrender value proceeds of the life insurance policies taken on its Co-CEOs towards the benefits due and payable under the SERP, although there can be no assurance that the Company will ultimately do so. At June 30, 2008, the cash surrender value of the insurance policies is $5.6 million (December 31, 2007 — $5.2 million) and has been included in other assets.

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

(b)	Defined Contribution Plan

The Company also maintains defined contribution pension plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During the three and six months ended June 30, 2008, the Company contributed and expensed an aggregate of $0.2 million and $0.4 million, respectively (2007 — $0.2 million and $0.4 million, respectively), to its Canadian plan and an aggregate of less than $0.1 million and $0.1 million, respectively (2007 — less than $0.1 million and $0.1 million, respectively), to its defined contribution employee pension plan under Section 401(k) of the U.S. Internal Revenue Code.

(c)	Postretirement Benefits

The Company has an unfunded postretirement plan covering its two Co-CEOs. The plan provides that the Company will maintain health benefits for the Co-CEOs until they become eligible for medicare and, thereafter, the Company will provide Medicare supplement coverage as selected by the Co-CEOs. The postretirement benefits obligation as at June 30, 2008 is $0.4 million (December 31, 2007 — $0.4 million). The Company has expensed less than $0.1 million and less than $0.1 million for the three and six months ended June 30, 2008, respectively (2007 — less than $0.1 million and $0.1 million, respectively).

17.	Impact of Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities that are not remeasured at fair value on a recurring basis until fiscal years beginning after November 15, 2008. The Company is currently evaluating the potential impact of this statement on its non-financial assets and non-financial liabilities included in the consolidated financial statements. For financial assets and financial liabilities, SFAS 157 was effective for the Company on January 1, 2008 as disclosed in Note 2.

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

In December 2007, the FASB ratified the Emerging Issues Task Force consensus No. 07-01, “Accounting for Collaborative Arrangements” (“EITF 07-01”). The objective of the EITF 07-01 is to define collaborative arrangements and establish reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-01 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. EITF 07-01 is to be applied as a change in accounting principle through retrospective application to all prior periods presented for all

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

collaborative arrangements existing as of the effective date, unless it is impracticable to do so. The Company is currently evaluating the potential impact of EITF 07-01 on its consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”) which identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to Proposed Auditing Standard Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company is currently evaluating the potential impact of this statement on its consolidated financial statements.

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

The Company is exposed to market risk from changes in foreign currency rates. A majority portion of the Company’s revenues is denominated in U.S. dollars while a substantial portion of its costs and expenses are denominated in Canadian dollars. A portion of the net U.S. dollar cash flows of the Company is periodically converted to Canadian dollars to fund Canadian dollar expenses through the spot market. In Japan, the Company has ongoing operating expenses related to its operations. Net Japanese yen cash flows are converted to U.S. dollars generally through the spot market. The Company also has cash receipts under leases denominated in Japanese yen, Canadian dollar and Euros which are converted to U.S. dollars generally through the spot market. As at June 30, 2008, no foreign currency forward contracts were outstanding. The Company does not use financial instruments for trading or other speculative purposes.

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

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

Supplemental condensed consolidating balance sheets as at June 30, 2008:

				Adjustments
	IMAX	Guarantor	Non-Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Assets
Cash and cash equivalents	$15,693	$8,080	$849	$—	$24,622
Accounts receivable	15,309	6,789	104	—	22,202
Financing receivables	56,939	633	—	—	57,572
Inventories	21,301	97	84	—	21,482
Prepaid expenses	2,555	370	25	—	2,950
Intercompany receivables	24,669	49,695	12,512	(86,876)	—
Film assets	4,064	—	—	—	4,064
Property, plant and equipment	24,887	863	1	—	25,751
Other assets	16,403	—	—	—	16,403
Goodwill	39,027	—	—	—	39,027
Other intangible assets	2,366	—	—	—	2,366
Investments in subsidiaries	40,170	—	—	(40,170)	—

Total assets	$263,383	$66,527	$13,575	$(127,046)	$216,439

Liabilities
Accounts payable	$6,158	$4,899	$3	$—	$11,060
Accrued liabilities	57,481	6,913	44	—	64,438
Intercompany payables	62,702	41,240	7,491	(111,433)	—
Deferred revenue	66,250	3,240	239	—	69,729
Senior Notes due 2010	160,000	—	—	—	160,000

Total liabilities	$352,591	$56,292	$7,777	$(111,433)	$305,227

Shareholders’ deficit
Capital stock	$141,267	$—	$117	$(117)	$141,267
Other equity	3,366	46,960	—	(45,926)	4,400
Retained earnings (deficit)	(235,859)	(36,111)	5,681	30,430	(235,859)
Accumulated other comprehensive income (loss)	2,018	(614)	—	—	1,404

Total shareholders’ equity (deficiency)	$(89,208)	$10,235	$5,798	$(15,613)	$(88,788)

Total liabilities & shareholders’ equity (deficiency)	$263,383	$66,527	$13,575	$(127,046)	$216,439

In certain Guarantor Subsidiaries, accumulated losses have exceeded the original investment balance. As a result of applying equity accounting, the parent company has consequently reduced intercompany receivable balances with respect to these Guarantor Subsidiaries in the amounts of $40.2 million as at June 30, 2008.

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

Supplemental condensed consolidating balance sheets as at December 31, 2007:

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

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

Supplemental condensed consolidating statements of operations for the three months ended June 30, 2008:

				Adjustments
	IMAX	Guarantor	Non-Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues
Equipment and product sales	$4,297	$115	$—	$(175)	$4,237
Services	8,587	4,935	257	(172)	13,607
Rentals	1,932	55	14	(365)	1,636
Finance income	1,074	10	—	—	1,084
Other revenues	185	(178)	—	604	611

	16,075	4,937	271	(108)	21,175

Cost of goods sold, services and rentals
Equipment and product sales	3,144	(44)	—	(134)	2,966
Services	6,920	4,468	39	(152)	11,275
Rentals	968	—	—	—	968
Other	98	(178)	—	178	98

	11,130	4,246	39	(108)	15,307

Gross margin	4,945	691	232	—	5,868
Selling, general and administrative expenses	10,572	408	272	—	11,252
Research and development	2,047	—	—	—	2,047
Amortization of intangibles	137	—	—	—	137
(Income) loss from equity-accounted investees	(5,366)	—	—	5,366	—
Receivable provisions, net of (recoveries)	5,223	(5,122)	—	—	101

(Loss) earnings from operations	(7,668)	5,405	(40)	(5,366)	(7,669)
Interest income	74	—	—	—	74
Interest expense	(4,341)	1	—	—	(4,340)

(Loss) earnings from continuing operations before income taxes	(11,935)	5,406	(40)	(5,366)	(11,935)
Provision for income taxes	(258)		—	—	(258)

Net (loss) earnings	$(12,193)	$5,406	$(40)	$(5,366)	$(12,193)

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

Supplemental condensed consolidating statements of operations for the six months ended June 30, 2008:

				Adjustments
	IMAX	Guarantor	Non-Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues
Equipment and product sales	$11,083	$260	$5	$(413)	$10,935
Services	18,109	9,622	428	(345)	27,814
Rentals	3,393	126	26	(365)	3,180
Finance income	2,136	19	—	—	2,155
Other revenues	93	(385)	—	903	611

	34,814	9,642	459	(220)	44,695

Cost of goods sold, services and rentals
Equipment and product sales	6,315	(85)	2	(301)	5,931
Services	13,179	7,945	144	(304)	20,964
Rentals	1,698	—	—	—	1,698
Other	98	(385)	—	385	98

	21,290	7,475	146	(220)	28,691

Gross margin	13,524	2,167	313	—	16,004
Selling, general and administrative expenses (recovery)	23,107	542	(10)	—	23,639
Research and development	4,535	—	—	—	4,535
Amortization of intangibles	271	—	—	—	271
(Income) loss from equity-accounted investees	(7,064)	—	—	7,064	—
Receivable provisions, net of (recoveries)	5,971	(5,122)	—	—	849

(Loss) earnings from operations	(13,296)	6,747	323	(7,064)	(13,290)
Interest income	200	—	—	—	200
Interest expense	(8,837)	1	—	—	(8,836)

(Loss) earnings from continuing operations before income taxes	(21,933)	6,748	323	(7,064)	(21,926)
Provision for income taxes	(519)	(7)	—	—	(526)

Net (loss) earnings	$(22,452)	$6,741	$323	$(7,064)	$(22,452)

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

Supplemental condensed consolidating statements of operations for the three months ended June 30, 2007:

				Adjustments
	IMAX	Guarantor	Non-Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
		(note 15(a))

Revenues
Equipment and product sales	$6,773	$177	$2	$(171)	$6,781
Services	10,409	6,082	164	(714)	15,941
Rentals	1,595	66	11	—	1,672
Finance income	1,170	11	—	—	1,181
Other revenues	1,539	—	—	—	1,539

	21,486	6,336	177	(885)	27,114

Cost of goods sold, services and rentals
Equipment and product sales	3,740	170	2	(99)	3,813
Services	6,287	4,692	47	(786)	10,240
Rentals	731	—	—	—	731
Other	19	—	—	—	19

	10,777	4,862	49	(885)	14,803

Gross margin	10,709	1,474	128	—	12,311
Selling, general and administrative expenses	10,671	285	191	—	11,147
Research and development	1,121	—	—	—	1,121
Amortization of intangibles	141	—	—	—	141
(Income) loss from equity-accounted investees	(1,057)	—	—	1,057	—
Receivable provisions, net of (recoveries)	(33)	2	—	—	(31)

(Loss) earnings from operations	(134)	1,187	(63)	(1,057)	(67)
Interest income	227	—	—	—	227
Interest expense	(4,375)	—	—	—	(4,375)

(Loss) earnings from continuing operations before income taxes	(4,282)	1,187	(63)	(1,057)	(4,215)
Provision for income taxes	(251)	(9)	—	—	(260)

(Loss) earnings from continuing operations	(4,533)	1,178	(63)	(1,057)	(4,475)
(Loss) earnings from discontinued operations	—	(58)	—	—	(58)

Net (loss) earnings	$(4,533)	$1,120	$(63)	$(1,057)	$(4,533)

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

Supplemental condensed consolidating statements of operations for the six months ended June 30, 2007:

				Adjustments
	IMAX	Guarantor	Non-Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
		(note 15(a))

Revenues
Equipment and product sales	$13,822	$627	$4	$(598)	$13,855
Services	22,565	11,845	325	(1,493)	33,242
Rentals	2,860	85	13	—	2,958
Finance income	2,304	63	—	—	2,367
Other revenues	1,539	—	—	—	1,539

	43,090	12,620	342	(2,091)	53,961

Cost of goods sold, services and rentals
Equipment and product sales	7,613	598	4	(459)	7,756
Services	12,275	10,277	123	(1,632)	21,043
Rentals	1,291	—	—	—	1,291
Other	19	—	—	—	19

	21,198	10,875	127	(2,091)	30,109

Gross margin	21,892	1,745	215	—	23,852
Selling, general and administrative expenses	20,753	489	227	—	21,469
Research and development	2,616	—	—	—	2,616
Amortization of intangibles	277	—	—	—	277
(Income) loss from equity-accounted investees	(1,094)	—	—	1,094	—
Receivable provisions, net of (recoveries)	(23)	(2)	—	—	(25)

(Loss) earnings from operations	(637)	1,258	(12)	(1,094)	(485)
Interest income	405	48	—	—	453
Interest expense	(8,624)	—	—	—	(8,624)

(Loss) earnings from continuing operations before income taxes	(8,856)	1,306	(12)	(1,094)	(8,656)
Provision for income taxes	(418)	(9)	—	—	(427)

(Loss) earnings from continuing operations	(9,274)	1,297	(12)	(1,094)	(9,083)
(Loss) earnings from discontinued operations	—	(191)	—	—	(191)

Net (loss) earnings	$(9,274)	$1,106	$(12)	$(1,094)	$(9,274)

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

Supplemental condensed consolidating statements of cash flows for the six months ended June 30, 2008:

				Adjustments
	IMAX	Guarantor	Non-Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Cash provided by (used in):
Operating Activities
Net (loss) earnings	$(22,452)	$6,741	$323	$(7,064)	$(22,452)
Gain on sale of property, plant and equipment	(41)	—	—	—	(41)
Items not involving cash:
Depreciation and amortization	8,139	133	—	—	8,272
Write-downs (recoveries)	6,681	(5,122)	—	—	1,559
(Income) loss from equity-accounted investees	(7,064)	—	—	7,064	—
Change in deferred income tax valuation allowance	34	—	—	—	34
Stock and other non-cash compensation	2,569	—	—	—	2,569
Foreign currency exchange loss	216	—	—	—	216
Change in cash surrender value of life insurance	(26)	—	—	—	(26)
Investment in film assets	(6,302)	—	—	—	(6,302)
Changes in other non-cash operating assets and liabilities	9,642	(3,801)	150	5,039	11,030

Net cash (used in) provided by operating activities	(8,604)	(2,049)	473	5,039	(5,141)

Investing Activities
Investment in joint revenue sharing equipment	(3,577)	—	—	—	(3,577)
Purchase of property, plant and equipment	(1,255)	(180)	(2)	—	(1,437)
Proceeds on sale of property, plant and equipment	41	—	—	—	41
Acquisition of other assets	(598)	—	—	—	(598)
Acquisition of other intangible assets	(256)	—	—	—	(256)
Investment in subsidiaries	—	5,039	—	(5,039)	—

Net cash (used in) provided by investing activities	(5,645)	4,859	(2)	(5,039)	(5,827)

Financing Activities
Common shares issued — private offering	18,000	—	—	—	18,000
Common shares issued — stock options exercised	938	—	—	—	938

Net cash provided by financing activities	18,938	—	—	—	18,938

Effects of exchange rate changes on cash	(178)	(59)	(12)	—	(249)

Increase in cash and cash equivalents, during the period	4,511	2,751	459	—	7,721
Cash and cash equivalents, beginning of period	11,182	5,329	390	—	16,901

Cash and cash equivalents, end of period	$15,693	$8,080	$849	$—	$24,622

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

Supplemental condensed consolidating statements of cash flows for the six months ended June 30, 2007:

				Adjustments
	IMAX	Guarantor	Non-Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
		(note 15(a))
Cash provided by (used in):
Operating Activities
Net (loss) earnings	$(9,274)	$1,106	$(12)	$(1,094)	$(9,274)
Net loss from discontinued operations	—	191	—	—	191
Items not involving cash:
Depreciation and amortization	6,038	205	11	—	6,254
Receivables provisions, net of (recoveries)	(23)	(2)	—	—	(25)
(Income) loss from equity-accounted investees	(1,094)	—	—	1,094	—
Change in deferred income tax valuation allowance	(149)	—	—	—	(149)
Stock and other non-cash compensation	2,006	—	—	—	2,006
Foreign currency exchange gain	(623)	—	—	—	(623)
Accrued interest on short-term investments	(14)	—	—	—	(14)
Change in cash surrender value of life insurance	(16)	—	—	—	(16)
Investment in film assets	(5,590)	—	—	—	(5,590)
Changes in other non-cash operating assets and liabilities	5,228	(3,025)	160	—	2,363
Net cash used in operating activities from discontinued operations	—	(966)	—	—	(966)

Net cash (used in) provided by operating activities	(3,511)	(2,491)	159	—	(5,843)

Investing Activities
Purchases of short-term investments	(4,275)	—	—	—	(4,275)
Proceeds from maturities of short-term investments	4,239	—	—	—	4,239
Purchase of property, plant and equipment	(601)	(120)	(2)	—	(723)
Acquisition of other assets	(510)	—	—	—	(510)
Acquisition of other intangible assets	(256)	—	—	—	(256)

Net cash used in investing activities	(1,403)	(120)	(2)	—	(1,525)

Financing Activities
Financing costs related to Senior Notes due 2010	(1,431)	—	—	—	(1,431)
Common shares issued	8	—	—	—	8

Net cash used in financing activities	(1,423)	—	—	—	(1,423)

Effects of exchange rate changes on cash	(4)	(10)	(8)	—	(22)

(Decrease) increase in cash and cash equivalents, during the period	(6,341)	(2,621)	149	—	(8,813)
Cash and cash equivalents, beginning of period	16,402	8,556	165	—	25,123

Cash and cash equivalents, end of period	$10,061	$5,935	$314	$—	$16,310

IMAX CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The principal business of IMAX Corporation together with its wholly-owned subsidiaries (the “Company”) is the design, manufacture, sale or lease of theater systems based on proprietary and patented technology for large-format 15 — perforation film frame, 70mm format (“15/70 format”) theaters, as well as for large format digitally-based theaters, including commercial theaters, museums and science centers, and destination entertainment sites. At June 30, 2008, there were 302 IMAX theaters operating in 40 countries.

The Company derives revenue principally from the sale or long-term lease of its theater systems and associated maintenance and extended warranty services, the provision of film production and digital re-mastering services, the distribution of certain films, and the provision of post-production services. The Company also derives revenue from the operation of theaters it either owns or operates, camera rentals and the provision of aftermarket parts for its system components.

Important factors that the Company’s Co-Chief Executive Officers (“Co-CEOs”) use in assessing the Company’s business and prospects include the signing of new theater systems arrangements, revenue, gross margins from the Company’s operating segments, earnings from operations as adjusted for unusual items that the Company views as non-recurring and the success of strategic initiatives such as the securing of new film projects, particularly IMAX DMR films and the performance of such films, the signing and financial performance of joint revenue sharing arrangements and the progress of the Company’s roll-out of its proprietary digital projector and development of related technologies.

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

Sales Backlog

The Company’s sales backlog will vary from quarter to quarter depending on the signing of new theater system arrangements, which adds to backlog, and the installation and acceptance of theater systems and the settlement of contracts, both of which reduce backlog. Sales backlog typically represents the fixed contracted revenue under signed theater system sale and lease agreements that the Company believes will be recognized as revenue when the associated theater systems are installed and accepted. Sales backlog includes initial fees along with the present value of contractual ongoing fees due over the lease term, but excludes amounts allocated to maintenance and extended warranty revenues as well as fees in excess of contractual ongoing fees that might be received in the future. Operating leases and joint revenue sharing arrangements are assigned no value in the sales backlog. The value of

IMAX CORPORATION

sales backlog does not include revenue from theaters in which the Company has an equity interest, letters of intent or long-term conditional theater commitments. During the second quarter of 2008, the Company signed contracts for 6 theater systems, including 2 theater systems under sales arrangements valued at $4.4 million, both of which are included in backlog as at June 30, 2008, and 4 theater systems under joint revenue sharing arrangements as compared to signed contracts for 6 theater systems, including 3 theater systems under sales arrangements valued at $3.5 million and 3 theater systems under joint revenue sharing arrangements during the second quarter of 2007. During the six months ended June 30, 2008, the Company signed contracts for 72 theater systems, including 37 theater systems under sales and sales-type lease arrangements valued at $49.2 million, all of which are included in backlog as at June 30, 2008, and 35 theater systems under joint revenue sharing arrangements. During the six months ended June 30, 2007, the Company signed contracts for 19 theater systems, including 14 theater systems under sales arrangements valued at $19.8 million and 5 theater systems under joint revenue sharing arrangements. At June 30, 2008, the sales backlog included 246 theater systems consisting of arrangements for 107 sales and sales-type lease systems, valued at $153.4 million, and 139 theater systems under joint revenue sharing arrangements, for which there is no assigned backlog value. In comparison, at June 30, 2007, the sales backlog included 79 theater systems consisting of arrangements for 76 sales and sales-type lease systems, valued at $123.7 million, and 3 theater systems under joint revenue sharing arrangements, for which there was no assigned backlog value. The Company believes that the contractual obligations for theater system installations that are listed in sales backlog are valid and binding commitments.

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

The Company considers the following critical accounting policies to have the most significant effect on its estimates, assumptions and judgments:

Revenue Recognition

The Company generates revenue from various sources as follows:

•	Design, manufacture, sale and lease of proprietary theater systems for IMAX theaters principally owned and operated by commercial and institutional customers located in 40 countries as at June 30, 2008;

•	Placement of theater systems at venues in return for a portion of the theater’s box-office and concession revenue;

IMAX CORPORATION

•	Production, digital re-mastering, post-production and/or distribution of certain films shown throughout the IMAX theater network;

•	Operation of certain IMAX theaters primarily in the United States and Canada;

•	Provision of other services to the IMAX theater network, including ongoing maintenance and extended warranty services for IMAX theater systems; and

•	Other activities, which includes short-term rental of cameras and aftermarket sales of projector system components.

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

IMAX CORPORATION

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

For sales-type leases, the revenue allocated to the System Deliverable is recognized when the lease term commences, which the Company deems to be when all of the following conditions have been met; (i) the projector, sound system and screen system have been installed and are in full working condition, (ii) the 3D glasses cleaning machine, if applicable, has been delivered, (iii) projectionist training has been completed, and (iv) the earlier of (a) receipt of the written customer acceptance certifying the completion of installation and run-in testing of the

IMAX CORPORATION

equipment and the completion of projectionist training or (b) public opening of the theater, provided collectibility is reasonably assured.

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

Joint Revenue Sharing Arrangements

For joint revenue sharing arrangements, where the Company receives a portion of a theater’s box-office and concession revenue in exchange for placing a theater system at the theater operator’s venue, revenue is recognized when reported by the theater operator, provided that collection is reasonably assured. Revenue recognized related to these arrangements for the three and six months ended June 30, 2008 included in rental revenue was $0.4 million and $0.8 million, respectively (2007 — $0.6 million and $1.0 million).

Equipment and components allocated to be used in future joint revenue sharing arrangements, as well as direct labour costs and an allocation of direct production costs, are included in assets under construction until such equipment is installed and in working condition, at which time the equipment is depreciated over its anticipated useful life.

On December 7, 2007, the Company and AMC Entertainment Inc. (“AMC”) announced they had signed a joint revenue sharing arrangement to install 100 digital projection systems, the largest theater deal in the Company’s history. In March 2008 the Company signed a joint revenue sharing arrangement with Regal Cinemas, Inc. (“Regal”), a subsidiary of Regal Entertainment Group, for 31 digital projection systems. In June 2008, the Company and Hoyts Cinemas Ltd. (“Hoyts”), one of the largest exhibitors in Australia, entered into a revenue sharing arrangement for 4 digital projection systems. Subsequent to June 30, 2008, the Company signed a joint revenue sharing arrangement with Tokyu Recreation, one of Japan’s largest exhibition chains, to install up to 4 digital projection systems.

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

IMAX CORPORATION

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

IMAX CORPORATION

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

Theater Operations Revenue

The Company recognizes revenue in Services revenue from its six owned and operated theaters resulting from box-office ticket and concession sales as tickets are sold, films are shown and upon the sale of various concessions. The sales are cash or credit card transactions with theater-goers based on fixed prices per seat or per concession item.

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

IMAX CORPORATION

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

IMAX CORPORATION

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

Deferred Tax Asset Valuation

As at June 30, 2008, the Company had net deferred income tax assets of $nil (consisting of a gross deferred tax asset of $56.4 million and a valuation allowance of $56.4 million). The Company’s management assesses realization of its deferred tax assets based on all available evidence in order to conclude whether it is more likely than not that the deferred tax assets will be realized. Available evidence considered by the Company includes, but is not limited to, the Company’s historic operating results, projected future operating earnings results, reversing temporary differences, contracted sales backlog at June 30, 2008, changing business circumstances, and the ability to realize certain deferred tax assets through loss and tax credit carry-back strategies. At June 30, 2008, the Company has determined that based on the weight of the available evidence, both positive and negative, a full valuation allowance for the gross deferred tax assets was required.

When there is a change in circumstances that causes a change in judgment about the realizability of the deferred tax assets, the Company would adjust all or a portion of the applicable valuation allowance in the period when such change occurs.

Tax Exposures

The Company is subject to ongoing tax examinations and assessments in various jurisdictions. Accordingly, the Company may incur additional tax expense based upon the outcomes of such matters. In addition, when applicable, the Company adjusts tax expense to reflect both favorable and unfavorable examination results. The Company’s ongoing assessments of the outcomes of examinations and related tax positions require judgment and can materially increase or decrease its effective rate as well as affect operating results. The Company compiles these assessments using the guidance of the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (an interpretation of FASB Statement No. 109), (“FIN 48”).

Impact of Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in

IMAX CORPORATION

accordance with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities that are not remeasured at fair value on a recurring basis until fiscal years beginning after November 15, 2008. The Company is currently evaluating the potential impact of this statement on its non-financial assets and non-financial liabilities included in the consolidated financial statements. For financial assets and financial liabilities, SFAS 157 was effective for the Company on January 1, 2008 as disclosed in note 2 to the accompanying condensed consolidated financial statements in Item 1.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”), with an effective date of January 1, 2008. Companies that elect the fair value option must report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. SFAS 159 did not have an effect on the Company’s financial condition or results of operations as the Company did not elect this fair value option for any of its financial assets and financial liabilities.

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

In December 2007, the FASB ratified the Emerging Issues Task Force consensus No. 07-01, “Accounting for Collaborative Arrangements” (“EITF 07-01”). The objective of the EITF 07-01 is to define collaborative arrangements and establish reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-01 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. EITF 07-01 is to be applied as a change in accounting principle through retrospective application to all prior periods presented for all collaborative arrangements existing as of the effective date, unless it is impracticable to do so. The Company is currently evaluating the potential impact of EITF 07-01 on its consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to Proposed Auditing Standard Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company is currently evaluating the potential impact of SFAS 162 on its consolidated financial statements.

DISCONTINUED OPERATIONS

(a)	Rhode Island Providence Theater

On December 31, 2007, the Company entered into a lease termination agreement which extinguished all of its obligations to its landlord with respect to the Company’s owned and operated Providence IMAX theater. As a result of the lease termination, the Company recorded a non-cash gain of $1.5 million in December 2007, associated with

IMAX CORPORATION

the reversal of deferred lease credits recorded in prior periods. In a related transaction, the Company sold the theater projection system and inventory for the Providence IMAX theater to a third party theater exhibitor for $1.0 million (consisting of $0.6 million cash and $0.4 million of discounted future minimum payments) which was recorded as a gain from discontinued operations in December 2007. The above transactions are reflected as discontinued operations as the continuing cash flows are not generated from either a migration or a continuation of activities.

(b)	Miami Theater

On December 23, 2003, the Company closed its owned and operated Miami IMAX theater. The Company completed its abandonment of assets and removal of its projection system from the theater in the first quarter of 2004, with no financial impact. The Company was involved in an arbitration proceeding with the landlord of the theater with respect to the amount owing to the landlord by the Company for lease and guarantee obligations. The amount of loss to the Company had been estimated at between $0.9 million and $2.3 million. Prior to 2006, the Company paid out $0.8 million with respect to amounts owing to the landlord. The Company paid out an additional $0.1 million and also accrued $0.8 million in net loss from discontinued operations related to the Miami IMAX theater in the third quarter of 2006. On January 5, 2007, as a result of a settlement negotiated between both parties, the Company paid out a final $0.8 million, extinguishing its obligations to the landlord. This final payment of $0.8 million was accrued by the Company in 2006.

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

Three Months Ended June 30, 2008 Versus Three Months Ended June 30, 2007

The Company reported a net loss from continuing operations before income taxes of $11.9 million or $0.28 per share on a diluted basis and a net loss from continuing operations after taxes of $12.2 million or $0.29 per share on a diluted basis for the second quarter of 2008. For the second quarter of 2007, the Company reported a net loss from continuing operations before income taxes of $4.2 million or $0.10 per share on a diluted basis and net loss from continuing operations after taxes of $4.5 million or $0.11 per share on diluted basis.

Revenue

The Company’s revenues for the second quarter of 2008 decreased by 21.9% to $21.2 million from $27.1 million in the same period last year.

IMAX CORPORATION

The following table sets forth the breakdown of revenue by category:

	Three Months Ended June 30,
(In thousands of U.S. dollars)	2008	2007

IMAX Systems Revenue
Sales and sales-type leases(1)	$3,566	$7,290
Ongoing rent and finance income(2)	3,150	2,897
Maintenance	3,850	3,797

	10,566	13,984

Films Revenue
Production and IMAX DMR	2,489	3,801
Distribution	2,307	2,692
Post-production	1,798	1,472

	6,594	7,965

Theater Operations	3,163	4,179

Other Revenue	852	986

	$21,175	$27,114

(1)	Includes initial rents and fees and the present value of fixed minimum rents and fees from equipment, sales and sales-type lease transactions.

(2)	Includes rental income from operating leases, revenues from joint revenue sharing arrangements, contingent rents from sales-type leases and contingent fees from sales arrangements.

IMAX systems revenue decreased to $10.6 million in the second quarter of 2008 from $14.0 million in the second quarter of 2007, a decrease of 24.4%. Revenue from sales and sales-type leases decreased to $3.6 million in the second quarter of 2008 from $7.3 million in the second quarter of 2007, a decrease of 51.1%. The Company also recognized $0.6 million in settlement revenue during the three months ended June 30, 2008 as compared to $1.5 million in 2007.

The Company recognized revenue on two theater systems which qualified as either sales or sales-type leases in the second quarter of 2008, versus four in the second quarter of 2007. There were two new theater systems with a value of $2.8 million recognized into revenue in the second quarter of 2008, as compared to two new theater systems with a total value of $3.6 million recognized in the second quarter of 2007. None of the theater systems recognized in the second quarter of 2008 were used theater systems while two of the theater systems in the second quarter of 2007 were used systems with an aggregate sales value of $2.4 million.

As noted in the table below, there are two theater systems under sales arrangements that were installed in the second quarter of 2008, which are subject to provisions providing the customers with an upgrade to a digital system at a discounted price when available. Had these transactions not contained a digital upgrade clause, the Company would have recognized $2.6 million in revenue and $1.4 million in gross margin related to these sales. The Company expects that once the digital upgrade is provided or the fair value for the upgrade is established, the Company will allocate total contract consideration, including any upgrade revenues, between the delivered and undelivered elements on a fair value basis and recognize the revenue allocated to the delivered elements with their associated costs.

Average revenue per sales and sales-type lease systems recognized was $1.4 million for the three months ended June 30, 2008 as compared to $1.5 million for the three months ended June 30, 2007.

IMAX CORPORATION

The table below illustrates the mix of theater systems installed in the second quarter of 2008 compared to the same period in 2007.

	Three Months
	Ended June 30,
	2008	2007

Sales and Sales-type lease systems recognized
IMAX 2D GT	—	—
IMAX 3D GT	—	2
IMAX 3D SR	—	1
IMAX 3D MPX	2	1

	2	4
IMAX 3D MPX — deferred	2	—

	4	4

Ongoing rent revenue and finance income increased to $3.2 million in the second quarter of 2008 from $2.9 million in the second quarter of 2007, an increase of 8.7%. Revenues from joint revenue sharing arrangements, included in ongoing rent, decreased from $0.6 million in the second quarter of 2007 to $0.4 million in the second quarter of 2008. The Company participated in 11 joint revenue sharing arrangements during the second quarter of 2008 as compared to seven in 2007. The decline in revenues from joint revenue sharing arrangements was primarily due to the lower box office revenue of IMAX DMR films exhibited during the second quarter of 2008 as compared to the second quarter of 2007, in particular, the strong performances of 300: An IMAX Experience and Spider-Man 3: An IMAX Experience in the second quarter of 2007 in comparison to the films exhibited in the second quarter of 2008. Maintenance revenue was $3.9 million during the second quarter of 2008, which was relatively consistent with the $3.8 million experienced in the prior year. The Company expects to see an increase in 2008 as compared to 2007 in ongoing rent, joint revenue sharing arrangements and maintenance revenue as the Company’s theater network continues to grow in 2008. The Company signed deals for 144 new theater systems in 2007, compared to 34 signings in 2006. In addition, the Company signed deals for 72 new theater systems in the first six months of 2008.

Film segment revenues decreased to $6.6 million in the second quarter of 2008 from $8.0 million in the second quarter of 2007, a decrease of 17.2%. Film production and IMAX DMR revenues decreased to $2.5 million in the second quarter of 2008 from $3.8 million in the second quarter of 2007, a decrease of 34.5%. The decrease in film production and IMAX DMR revenues was due primarily to the successful exhibition of 300: An IMAX Experience and Spider-Man 3: An IMAX Experience in the second quarter of 2007 in comparison to Shine A Light: The IMAX Experience, Kung Fu Panda: The IMAX Experience and Speed Racer: The IMAX Experience exhibited in the second quarter of 2008. Film distribution revenues decreased to $2.3 million in the second quarter of 2008 from $2.7 million in the second quarter of 2007, a decrease of 14.3%, due to the stronger performance of Deep Sea 3D in the second quarter of 2007 as compared to 2008. The Company did not distribute any new titles in the second quarter of 2008. Film post-production revenues increased to $1.8 million in the second quarter of 2008 from $1.5 million last year.

Theater operations revenue decreased to $3.2 million in the second quarter of 2008 from $4.2 million in the second quarter of 2007, primarily due to an 18.5% decrease in attendance largely due to lower box office revenue of IMAX DMR films.

Other revenue of $0.9 million was relatively consistent with the $1.0 million experienced in the second quarter of last year. Other revenue primarily includes revenue generated from the Company’s camera and rental business and after market sales of projection system parts and 3D glasses.

IMAX CORPORATION

Outlook

The Company currently estimates that approximately 50 theaters (41 joint revenue sharing arrangements and 9 others) of the 246 theater systems arrangements in its backlog as at June 30, 2008 will be installed and accepted in the remaining two quarters of 2008, however it cautions that slippages of installations remain a recurring and unpredictable part of its business, and such slippages and delays, as well as specific terms of each individual arrangement, could impact the timing of revenue recognition thereon.

In February 2008, the Company in conjunction with Paramount Pictures, released The Spiderwick Chronicles: The IMAX Experience. In April 2008, the Company, in conjunction with Paramount Pictures, Shangri-La Entertainment and Concert Productions International, released Shine A Light: The IMAX Experience. In May 2008, the Company, in conjunction with Warner Bros. Pictures (“WB”) released Speed Racer: An IMAX Experience. In June 2008, the Company, in conjunction with DreamWorks Pictures released Kung Fu Panda: An IMAX Experience. In July 2008, the Company, in conjunction with WB released The Dark Knight: The IMAX Experience which has broken numerous IMAX box office records in the early weeks of its release. The Company has announced that it will, in conjunction with DreamWorks Animation, release Madagascar 2: The IMAX Experience for a two-week run beginning November 7, 2008. In November 2008, the Company, in conjunction with WB, will release Harry Potter and the Half-Blood Prince: The IMAX Experience. This is WB’s sixth film release based on the popular Harry Potter book series and the Company expects that certain sections of the film such as the finale will be presented in IMAX 3D. Furthermore, in conjunction with WB, the Company has commenced production on a third original IMAX 3D co-production for the release of Under the Sea 3D: An IMAX 3D Experience to IMAX theaters in 2009, a sequel to the successful Deep Sea 3D. The Company, in conjunction with DreamWorks Animation, will release Monsters vs. Aliens: An IMAX 3D Experience in March 2009. The Company, in conjunction with WB and the National Aeronautics and Space Administration (NASA), also announced the next IMAX 3D space film which will chronicle the Hubble Space Telescope, set for release to IMAX theaters in early 2010. The Company, in conjunction with Dreamworks Animation, will release two films, How to Train Your Dragon: An IMAX 3D Experience and Shrek Goes Fourth: An IMAX 3D Experience in the first six months of 2010. The Company remains in active negotiations with virtually all of Hollywood’s studios for additional films to fill out its short and long-term film slate.

The Company is increasingly offering certain commercial clients joint revenue sharing arrangements, whereby the Company contributes its theater systems, accounted for at its manufactured cost for manufactured components and at the Company’s cost for purchased components. Typically, the client will contribute its retrofitted auditorium and there is a negotiated split of box-office revenues and concession revenues. By offering such arrangements to exhibitors who do not need to pay the initial capital required in a lease or a sale, the Company believes that the Company’s theater network can be expanded more rapidly and provide the Company with a significant portion of the IMAX box-office from its theaters, as well as greater revenue from the studios releasing IMAX DMR films, for which the Company typically receives a percentage of the studio’s box-office receipts. On December 7, 2007 the Company and AMC, one of the world’s largest theatrical exhibition companies, announced a joint revenue sharing arrangement to install 100 IMAX digital projection systems at AMC locations in 33 major U.S. markets. In 2007, the Company signed agreements for an additional 10 joint revenue sharing arrangements with other exhibitors, including seven with Regal, the world’s largest theater circuit. During the first six months of 2008, the Company signed agreements for an additional 35 joint revenue sharing arrangements with other exhibitors, including 31 with Regal and four with Hoyts, Australia’s leading exhibitor. There were 11 joint revenue sharing arrangements in operation at the end of the second quarter of 2008.

The Company has developed a proprietary IMAX digital projection system that delivers high quality imagery consistent with the Company’s brand. In June 2008, the Company delivered its first digital systems to three AMC theaters located in the Baltimore/Washington D.C. area. These theaters began operation in July 2008. The Company believes that the dramatic print cost savings associated with the elimination of analog film prints with the IMAX digital system can lead to more profitability for the Company by increasing the number of films released to the IMAX network, which in turn can result in more theaters in the Company’s network, more profits per theater and more profits for studios releasing their films to the network. There are a number of risks inherent in the Company’s

IMAX CORPORATION

digital strategy including technology risks, such as the risk that the digital projector developed by the Company may have technical flaws or bugs that require repair or modification and, if not repaired or modified fully, could damage the Company’s market position. A small number of the Company’s film-based system contracts include provisions providing for upgrades to digital systems at discounted prices when available. The accounting impact of such provisions may include the deferral of some or all of the revenue (though not the cash) associated with such systems. Since the Company has not yet established the fair value for a digital upgrade, all consideration related to delivery of the initial system will be deferred until the time the fair value of such digital upgrade is known or the upgrade has been installed. The Company expects that once the digital upgrade is provided or the fair value for the upgrade is established, the Company will allocate total contract consideration, including any upgrade revenues, between the delivered and undelivered elements on a relative fair value basis and recognize the revenue allocated to the delivered elements with their associated costs. Such deferral could result in a significant increase in the Company’s deferred revenue accounts and a significant decrease in the Company’s reported profits prior to establishing the fair value of a digital upgrade or delivery of the digital upgrade. For the three months ended June 30, 2008, the Company installed two theater systems under sales arrangements that are subject to such provisions. Had these transactions not contained a digital clause, the Company would have recognized $2.6 million in revenue and $1.4 million in gross margin related to these sales. The Company expects to deliver and install a significant number of digital systems in the second half of 2008.

The Company believes that its digital product provides a differentiated experience to moviegoers that is consistent with what they have come to expect from the IMAX brand. The Company believes that transitioning from a film-based platform to a digital platform for a large portion of its customer base is compelling for a number of reasons. The savings to the studios as a result of eliminating film prints are considerable, as the typical cost of an IMAX film print ranges from $22,500 per 2D print to $45,000 per 3D print. Removing much of those costs will significantly increase the profit of an IMAX release for a studio which, the Company believes, provides more incentive for studios to release their films to IMAX theaters. The Company similarly believes that economics change favorably for its exhibition clients as a result of a digital transition, since lower print costs and the increased programming flexibility that digital delivery provides should allow theaters to program three to four additional IMAX DMR films per year, thereby increasing both customer choice and total box-office revenue. Moreover, the Company anticipates that installation of its digital systems will cost exhibitors less than the installation of a film-based system, further improving exhibitor returns. Finally, digital transmission eventually allows for the opportunity to show attractive alternative programming, such as live sporting events and concerts, in the immersive environment of an IMAX theater.

On December 7, 2007, the Company and AMC announced a joint revenue sharing arrangement to install 100 IMAX digital projection systems at AMC locations in 33 major U.S. markets, the largest theater deal in the Company’s history. The obligation of AMC to take delivery of the second 50 digital systems is subject to certain performance thresholds. Although the Company believes these thresholds will be exceeded, there is no guarantee that they will. In 2007, the Company signed agreements for an additional 20 IMAX digital theater systems, including four under joint revenue sharing arrangements with other exhibitors. In addition, on March 10, 2008, the Company announced an agreement for the sale of 35 digital theater systems to RACIMEC International Group to be installed in Central and South America and the Caribbean. Furthermore on March 24, 2008, the Company and Regal announced a joint revenue sharing agreement to install 31 IMAX digital projection systems at Regal locations in 20 major U.S. markets. These are the second and third largest theater deals in the Company’s history, following AMC’s 100 theater North American deal. As at June 30, 2008, the Company has 189 digital theater system arrangements in its backlog.

Gross Margin

The gross margin across all segments in the second quarter of 2008 was $5.9 million, or 27.7% of total revenue, compared to $12.3 million, or 45.4% of total revenue in the second quarter of 2007. Excluding the impact of settlement arrangements, the gross margin in the second quarter of 2008 was 25.9% as compared to 42.2% in the second quarter of 2007.

IMAX CORPORATION

IMAX theater systems margin was 46.1% in the second quarter of 2008, as compared to 57.8% in the second quarter of 2007. Gross margins on sales of new systems were 55.4% in the second quarter of 2008 as compared to 62.4% in the prior year quarter due mainly to the product mix sold. There were no used system sales in the second quarter of 2008. Gross margin on the sale of two used systems recognized in the prior year quarter was 48.6%.

Two theater systems under sales arrangements were installed in the second quarter of 2008 which are subject to provisions providing the customer with an upgrade to a digital system at discounted prices when available. Had these transactions not contained a digital upgrade clause, the Company would have recognized $2.6 million in revenue and $1.4 million in gross margin related to these sales.

The Company’s gross margin from its film segment decreased in the second quarter of 2008 by $2.6 million over the second quarter of 2007. Film production and IMAX DMR gross margin decreased by $2.1 million due primarily to lower margins realized in the second quarter of 2008 in comparison to the films exhibited in the second quarter of 2007. The film distribution gross margin for the second quarter of 2008 was $0.8 million as compared to $0.9 million in the second quarter of 2007. Film post-production gross margin was $0.8 million for the second quarter of 2008 in comparison to $1.1 million in the second quarter of 2007.

Theater operations margin decreased $0.7 million in the second quarter of 2008 as compared to second quarter of 2007, primarily due to an 18.5% decrease in attendance largely due to lower box office revenue of IMAX DMR films.

The gross margin on other revenue increased by $0.1 million in the second quarter of 2008 as compared to the second quarter of 2007.

The Company anticipates higher gross margins in 2008 in comparison to 2007, due to an increase in theater system installations commensurate with the introduction of the Company’s digital system in July 2008, and an improving film slate for the remainder of 2008.

Other

Selling, general and administrative expenses were $11.2 million in the second quarter of 2008, which was consistent with the $11.1 million experienced for the same period of 2007. Reflected in the quarter is a decrease in legal and professional fees of $2.2 million as compared to the second quarter of 2007, largely offset by an increase in staff-related costs and compensation expenses of $1.7 million in the quarter as compared to the second quarter of 2007. Such costs and expenses include an increase in salary and benefit costs of $0.5 million due to merit increases and a higher Canadian dollar denominated salary expense on the strengthening of the Canadian dollar, an increase of $0.9 million in stock and non-cash based compensation and an increase in other staff costs such as travel and entertainment of $0.3 million reflecting increased business activities. In addition, the Company recorded a foreign exchange translation gain of less than $0.1 million for the three months ended June 30, 2008, as compared to a gain of $0.5 million for the three months ended June 30, 2007. The Company records foreign exchange translation gains and losses primarily on a portion of its financing receivable balances which are denominated in Canadian dollars, Euros and Japanese Yen.

Receivable provisions net of recoveries for accounts receivable and financing receivables amounted to a net provision of $0.1 million in the second quarter of 2008 as compared to a recovery of less than $0.1 million in the second quarter of 2007.

For the quarter ended June 30, 2008, the Company recorded a charge of $0.5 million (2007 — $nil) in costs of goods, services and rentals, for inventories due to a reduction in expected net realizable value.

Interest income decreased to $0.1 million in the second quarter of 2008 as compared to $0.2 million in the second quarter of 2007.

Interest expense was consistent at $4.3 million and $4.4 million in the second quarter of 2008 and 2007, respectively. Included in interest expense is the amortization of deferred finance costs in the amount of $0.3 million in the second quarter of 2008 and 2007, respectively, relating to the Company’s 9.625% Senior Notes due 2010 (the

IMAX CORPORATION

“Senior Notes”). The Company’s policy is to defer and amortize all the costs relating to a debt financing, paid directly to the debt provider, over the life of the debt instrument.

Income Taxes

The Company’s effective tax rate differs from the statutory tax rate and will vary from year to year primarily as a result of numerous permanent differences, investments and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or reductions in the year, changes in the Company’s valuation allowance based on the Company’s recoverability assessments of deferred tax assets, and favorable or unfavorable resolution of various tax examinations. As at June 30, 2008, the Company had a gross deferred income tax asset of $56.4 million, against which the Company is carrying a $56.4 million valuation allowance. The Company recorded an income tax provision of $0.3 million for the three months ended June 30, 2008, of which $0.1 million is related to an increase in unrecognized tax benefits. For the three months ended June 30, 2007 the Company recorded an income tax provision of $0.3 million, of which $0.2 million was related to an increase in unrecognized tax benefits.

Research and Development

Research and development expenses amounted to $2.0 million in the second quarter of 2008 compared to $1.1 million in the second quarter of 2007. The expenses primarily reflect research and development activities pertaining to the development of the Company’s new proprietary digitally-based theater projector. In June 2008, the Company delivered its first digital systems to three AMC theaters located in the Baltimore/Washington D.C. area. These theaters began operation in July 2008. Through research and development, the Company continues to design and develop cinema-based equipment, software and other technologies to enhance its product offering. The Company believes that the motion picture industry will be affected by the development of digital technologies, particularly in the areas of content creation (image capture), post-production (editing and special effects), distribution and display. Consequently, the Company has made significant investments in digital technologies, including the development of proprietary, patent-pending technology related to a digital projector, as well as technologies to digitally enhance image resolution and quality of motion picture films, and convert monoscopic (2D) to stereoscopic (3D) images. The Company also holds a number of patents, patents pending and intellectual property rights in these areas. In addition, the Company holds numerous digital patents and long-term relationships with key manufacturers and suppliers in digital technology. However, there can be no assurance that the Company will be awarded patents covering its technology or that competitors will not develop similar technologies.

In recent years, a number of companies have introduced digital 3D projection technology and a number of Hollywood features have been exhibited in 3D using these technologies. The Company believes that there are approximately 1,000 conventional-sized screens in the U.S. multiplexes equipped with such digital 3D systems. The Company believes that its many competitive strengths, including the IMAX brand name, the quality and immersiveness of The IMAX Experience, its IMAX DMR technology and its patented theater geometry, significantly differentiate the Company’s 3D presentations from any other 3D presentations. Consistent with this view, for the small number of films released to both IMAX 3D theaters and conventional 3D theaters, the IMAX theaters have significantly outperformed the conventional theaters on a per-screen revenue basis.

Six Months Ended June 30, 2008 Versus Six Months Ended June 30, 2007

The Company reported a net loss from continuing operations before income taxes of $21.9 million or $0.53 per share on a diluted basis and a net loss from continuing operations after taxes of $22.5 million or $0.54 per share on a diluted basis for the six months ended June 30, 2008. For the six months ended June 30, 2007, the Company reported net loss from continuing operations before income taxes of $8.7 million or $0.21 per share on a diluted basis and net loss from continuing operations after taxes of $9.1 million or $0.23 per share on diluted basis.

IMAX CORPORATION

Revenue

The Company’s revenues for the six months ended June 30, 2008 decreased 17.2% to $44.7 million from $54.0 million in the same period last year.

The following table sets forth the breakdown of revenue by category:

	Six months Ended June 30,
(In thousands of U.S. dollars)	2008	2007

IMAX Systems Revenue
Sales and sales-type leases(1)	$9,381	$13,733
Ongoing rent and finance income(2)	5,841	5,478
Maintenance	7,833	7,891

	23,055	27,102

Films Revenue
Production and IMAX DMR	5,405	8,393
Distribution	5,060	6,102
Post-production	3,522	2,546

	13,987	17,041

Theater Operations	5,994	8,310

Other Revenue	1,659	1,508

	$44,695	$53,961

(1)	Includes initial rents and fees and the present value of fixed minimum rents and fees from equipment, sales and sales-type lease transactions.

(2)	Includes rental income from operating leases, revenues from joint revenue sharing arrangements, contingent rents from sales-type leases, contingent fees from sales arrangements and finance income.

IMAX systems revenue decreased to $23.0 million in the six months ended June 30, 2008 from $27.1 million in the six months ended June 30, 2007, a decrease of 14.9%. Revenue from sales and sales-type leases decreased to $9.4 million in the six months ended June 30, 2008 from $13.7 million in the six months ended June 30, 2007, a decrease of 31.7%, mainly due to a lower number of theater system recognitions (six in 2008 versus nine in 2007) in the period. The Company also recognized $0.6 million in settlement revenue during the six months ended June 30, 2008 as compared to $1.5 million in 2007.

The Company recognized revenue on six theater systems which qualified as either sales or sales-type leases in the six months ended June 30, 2008 compared to nine in the same period in 2007. There were six new theater systems with a value of $8.4 million recognized into revenue in the six months ended June 30, 2008, compared to six new theater systems with a total value of $9.4 million recognized in the six months ended June 30, 2007. None of the theater systems recognized in 2008 were used theater systems while three of the theater systems in the six months ended June 30, 2007 were used systems with an aggregate sales value of $2.9 million.

As noted in the table below, there are three theater systems under sales arrangements that were installed in the first six months of 2008, which are subject to provisions providing the customer with an upgrade to a digital system at a discounted price when available. Had these transactions not contained this digital upgrade clause, the Company would have recognized $3.8 million in revenue and $2.0 million in gross margin related to these sales. The Company expects that once the digital upgrade is provided or the fair value for the upgrade is established, the Company will allocate total contract consideration, including any upgrade revenues, between the delivered and

IMAX CORPORATION

undelivered elements on a fair value basis and recognize the revenue allocated to the delivered elements with their associated costs.

Average revenue per sales and sales-type lease systems recognized remained consistent at $1.4 million for the six month periods ended June 30, 2008 and 2007.

The table below illustrates the mix of theater systems installed in the six months ended June 30, 2008 compared to the same period in 2007.

	Six Months
	Ended June 30,
	2008	2007

Sales and Sales-type lease systems recognized
IMAX 2D GT	—	1
IMAX 3D GT	—	2
IMAX 2D SR	—	1
IMAX 3D SR	—	1
IMAX 3D MPX	6	4

	6	9
IMAX 3D MPX — deferred	3	—

	9	9

Ongoing rent revenue and finance income increased to $5.8 million in the six months ended June 30, 2008 from $5.5 million in the six months ended June 30, 2007. Revenues from joint revenue sharing arrangements, included in ongoing rent, decreased from $1.0 million in the six months ended June 30, 2007 to $0.8 million in the six months ended June 30, 2008. The Company did not install any new joint revenue sharing theaters in the first six months of 2008 as compared to two new joint revenue sharing theaters in the first six months of 2007. Maintenance revenue was consistent at $7.8 million and $7.9 million for the first six months of 2008 and 2007, respectively. The Company expects to see an increase in 2008 compared to 2007 in ongoing rent, fees and maintenance revenue as the Company’s theater network continues to grow in 2008.

Film segment revenues decreased to $14.0 million in the six months ended June 30, 2008 from $17.0 million in the six months ended June 30, 2007, due primarily to a decrease in film distribution and IMAX DMR revenues, offset by an increase in post-production revenues. Film production and IMAX DMR revenues decreased to $5.4 million in the six months ended June 30, 2008 from $8.4 million in the six months ended June 30, 2007, a decrease of 35.6%. The decrease in film production and IMAX DMR revenues was due primarily to lower IMAX DMR revenues gross box office performance of The Spiderwick Chronicles: The IMAX Experience released in February 2008, Shine A Light: The IMAX Experience released in April 2008, Speed Racer: The IMAX Experience released in May 2008 and Kung Fu Panda: An IMAX Experience released in June 2008, compared to films exhibited in first six months of 2007, which included Spider-Man 3: An IMAX Experience, 300: An IMAX Experience and Night at the Museum: An IMAX Experience. Film distribution revenues decreased to $5.1 million in the six months ended June 30, 2008 from $6.1 million in the six months ended June 30, 2007, a decrease of 17.1%, primarily due to lower distribution revenues from Deep Sea 3D in 2008 compared to 2007. Film post-production revenues increased to $3.5 million in the six months ended June 30, 2008 from $2.5 million in the six months ended June 30, 2007, primarily due to an increase in third party business.

Theater operations revenue decreased to $6.0 million in the six months ended June 30, 2008 from $8.3 million in the six months ended June 30, 2007, a decrease of 27.9%, primarily due to a 24.1% decrease in attendance due to lower box office revenue of IMAX DMR films.

IMAX CORPORATION

Other revenue increased to $1.7 million in the six months ended June 30, 2008 compared to $1.5 million in the same period in 2007. Other revenue primarily includes revenue generated from the Company’s camera and rental business and after market sales of projection system parts and 3D glasses.

Gross Margin

The gross margin across all segments in the six months ended June 30, 2008 was $16.0 million, or 35.8% of total revenue, compared to $23.9 million, or 44.2% of total revenue in the six months ended June 30, 2007. Excluding the impact of settlement arrangements, the gross margin in the six months ended June 30, 2008 was 35.1% as compared to 42.6% in the six months ended June 30, 2007.

IMAX theater systems margin, excluding the impact of settlement revenues from termination of arrangements, was 51.4% in the six months ended June 30, 2008, compared to 55.3% experienced in the six months ended June 30, 2007. The decrease in gross margin of IMAX theater systems is due to a different mix of theater systems sold in the six months ended June 30, 2008 compared to the same period in 2007. Gross margins on sale of new systems was consistent at 57.2% and 57.1% in the six months ended June 30, 2008 and 2007, respectively. There were no used system sales in the six months ended June 30, 2008. Gross margins on the sale of used systems in the six months ended June 30, 2007 was 65.7% for the used systems recognized.

Three theater systems under sales arrangements were installed in the first six months of 2008 which are subject to provisions providing the customer with an upgrade to a digital system at discounted prices when available. Had these transactions not contained a digital upgrade clause, the Company would have recognized $3.8 million in revenue and $2.0 million in gross margin related to these sales.

The Company’s gross margin from its film segment decreased in the six months ended June 30, 2008 by $3.2 million. Film production and IMAX DMR gross margin decreased by $4.2 million due primarily to the lower performance of the films exhibited during the first six months of 2008 as compared to the films exhibited during the same period last year. Film distribution margin was consistent at $2.1 million and $2.3 million for the six months ended June 30, 2008 and 2007, respectively. Film post-production gross margin increased from $1.2 million to $2.4 million, due to additional third party revenue.

Theater operations margin decreased $1.3 million in the six months ended June 30, 2008 as compared to six months ended June 30, 2007 primarily due to lower attendance rates.

Other gross margin increased by $0.3 million to $0.2 million for the six months ended June 30, 2008 as compared to the first six months of 2007, primarily due to an increase in camera revenues.

Other

Selling, general and administrative expenses were $23.6 million in the first six months of 2008 compared to $21.5 million for the first six months of 2007. The $2.1 million increase includes an increase in staff-related costs and compensation costs of $2.6 million during the six months ended June 30, 2008, which reflects an increase in salary and benefits of $1.4 million primarily due to merit increases and a higher Canadian dollar denominated salary expense on the strengthening of the Canadian dollar, an increase of $0.7 million in stock and non-cash based compensation and travel and entertainment costs of $0.5 million reflecting increased business activities. Non-cash stock-based compensation includes stock options, stock appreciation rights and restricted shares issued to employees. These increases were offset by a decrease in legal and professional fees of $1.6 million. In addition, the Company recorded a foreign exchange loss of $0.2 million in the six months ended June 30, 2008, compared to a gain of $0.6 million in the six months ended June 30, 2007. The Company records foreign exchange translation gains and losses primarily on a portion of its financing receivable balances which are denominated in Canadian dollars, Euros and Japanese Yen.

Receivable provisions net of recoveries for accounts receivable and financing receivables amounted to a net provision of $0.8 million in the six months ended June 30, 2008, compared to a net recovery of less than $0.1 million in the six months ended June 30, 2007.

IMAX CORPORATION

For the six months ended June 30, 2008, the Company recorded a charge of $0.5 million (2007 — $nil) in costs of goods, services and rentals, for inventories due to a reduction in expected net realizable value.

Interest income decreased to $0.2 million in the six months ended June 30, 2008 as compared to $0.5 million in the six months ended June 30, 2007.

Interest expense increased to $8.8 million in the six months ended June 30, 2008 compared to $8.6 million in the six months ended June 30, 2007. Included in interest expense is the amortization of deferred finance costs in the amount of $0.6 million and $0.6 million in the six months ended June 30, 2008 and 2007, respectively, relating to the Senior Notes due 2010. The Company’s policy is to defer and amortize all the costs relating to a debt financing, paid directly to the debt provider, over the life of the debt instrument.

Research and Development

Research and development expenses amounted to $4.5 million in the six months ended June 30, 2008 compared to $2.6 million in 2007. The expenses primarily reflect research and development activities pertaining to development of the Company’s new proprietary digitally-based theater projector. In June 2008, the Company delivered its first digital systems to three AMC theaters located in the Baltimore/Washington D.C. Area. These theaters began operations in July 2008. Through research and development, the Company continues to design and develop cinema-based equipment, software and other technologies to enhance its product offering. The Company believes that the motion picture industry will be affected by the development of digital technologies, particularly in the areas of content creation (image capture), post-production (editing and special effects), distribution and display. Consequently, the Company has made significant investments in digital technologies, including the development of proprietary, patent-pending technology related to a digital projector, as well as technologies to digitally enhance image resolution and quality of motion picture films, and convert monoscopic (2D) to stereoscopic (3D) images. The Company also holds a number of patents, patents pending and intellectual property rights in these areas. In addition, the Company holds numerous digital patents and long-term relationships with key manufacturers and suppliers in digital technology. However, there can be no assurance that the Company will be awarded patents covering its technology or that competitors will not develop similar technologies.

In recent years, a number of companies have introduced digital 3D projection technology and a number of Hollywood features have been exhibited in 3D using these technologies. The Company believes that there are approximately 1,000 conventional-sized screens in the U.S. multiplexes equipped with such digital 3D systems. The Company believes that its many competitive strengths, including the IMAX brand name, the quality and immersiveness of The IMAX Experience, its IMAX DMR technology and its patented theater geometry significantly differentiate the Company’s 3D presentations from any other 3D presentations. Consistent with this view, for the small number of films released to both IMAX 3D theaters and conventional 3D theaters, the IMAX theaters have significantly outperformed the conventional theaters on a per-screen revenue basis.

DISCONTINUED OPERATIONS

(a)	Rhode Island Providence Theater

On December 31, 2007, the Company entered into a lease termination agreement which extinguished all of its obligations to its landlord with respect to the Company’s owned and operated Providence IMAX theater. As a result of the lease termination, the Company recorded a non-cash gain of $1.5 million in December 2007, associated with the reversal of deferred lease credits recorded in prior periods. In a related transaction, the Company sold the theater projection system and inventory for the Providence IMAX theater to a third party theater exhibitor for $1.0 million (consisting of $0.6 million cash and $0.4 million of discounted future minimum payments), which was recorded as a gain from discontinued operations in December 2007. The above transactions are reflected as discontinued operations as the continuing cash flows are not generated from either a migration or a continuation of activities.

IMAX CORPORATION

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

Pension and Postretirement Obligations

The Company has an unfunded U.S. defined benefit pension plan, the Supplemental Executive Retirement Plan (the “SERP”), covering its two Co-CEOs. As at June 30, 2008, the Company had an unfunded and accrued projected benefit obligation of approximately $28.2 million (December 31, 2007 — $27.1 million) in respect of the SERP. At the time the Company established the SERP, it also took out life insurance policies on its two Co-CEOs with coverage amounts of $21.5 million in aggregate. The Company may use the proceeds of the life insurance policies taken on its Co-CEOs towards the benefits due and payable under the SERP, although there can be no assurance that the Company will ultimately do so. As at June 30, 2008, the cash surrender value of the insurance policies is $5.6 million (December 31, 2007 — $5.2 million).

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

On May 4, 2007, the Company amended the SERP to provide for the determination of benefits to be 75% of the member’s best average 60 consecutive months of earnings over the member’s employment history. The actuarial liability was remeasured to reflect this amendment. The amendment resulted in a $1.0 million increase to the pension liability and a corresponding $1.0 million change to other comprehensive income. As at June 30, 2008, one of the Co-CEO’s benefits were 100% vested and the other Co-CEO’s benefits were approximately 89.7% vested.

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

In July 2000, the Company agreed to maintain health benefits for its two Co-CEOs upon retirement. As at June 30, 2008, the Company had an unfunded benefit obligation of $0.4 million (December 31, 2007 — $0.4 million).

IMAX CORPORATION

LIQUIDITY AND CAPITAL RESOURCES

Credit Facility

Under the indenture dated as at December 4, 2003, and as thereafter amended and supplemented, governing the Company’s Senior Notes due 2010 (the “Indenture”), the Company is permitted to incur indebtedness on a secured basis pursuant to a credit agreement, or the refinancing or replacement of a credit facility, provided that the aggregate principal amount of indebtedness thereunder outstanding at any time does not exceed the greater of (a) $30.0 million minus the amount of any such indebtedness retired with the proceeds of an Asset Sale (as defined in the Indenture) and (b) 15% of Total Assets (as defined in the Indenture) of the Company. Amongst other indebtedness, the Indenture also permits the Company to incur indebtedness solely in respect of performance, surety or appeal bonds, letters of credit and letters of guarantee as required in the ordinary course of business in accordance with customary industry practices. On February 6, 2004, the Company entered into a Loan Agreement for a secured revolving credit facility as amended on June 30, 2005, May 16, 2006, November 7, 2007 and December 5, 2007 (the “Credit Facility”). The Credit Facility is a revolving credit facility expiring on October 31, 2009, with an optional one year renewal thereafter contingent upon approval by the lender. The Credit Facility permits maximum aggregate borrowings equal to the lesser of (i) $40.0 million, (ii) a collateral calculation based on percentages of the book values for the Company’s net investment in sales-type leases, financing receivables, finished goods inventory allocated to backlog contracts and the appraised values of the expected future cash flows related to operating leases and of the Company’s owned real property, reduced by certain accruals and accounts payable, and (iii) a minimum level of trailing cash collections in the preceding twenty-six week period ($78.9 million as at June 30, 2008); reduced for outstanding letters of credit and advance payment guarantees and subject to maintaining a minimum Excess Availability (as defined in the Credit Facility) of $5.0 million. As at June 30, 2008, the Company’s current borrowing capacity under the Credit Facility was $29.9 million after deduction for outstanding letters of credit and advance payment guarantees of $2.7 million and the minimum Excess Availability of $5.0 million (December 31, 2007 — $19.4 million after deduction for outstanding letters of credit of $10.9 million and the excess availability reserve of $5.0 million). The Credit Facility bears interest at the applicable prime rate per annum or LIBOR plus a margin as specified therein per annum and is collateralized by a first priority security interest in all of the current and future assets of the Company. The Credit Facility contains typical affirmative and negative covenants, including covenants that restrict the Company’s ability to: incur certain additional indebtedness; make certain loans, investments or guarantees; pay dividends; make certain asset sales; incur certain liens or other encumbrances; conduct certain transactions with affiliates and enter into certain corporate transactions. In addition, the Credit Facility agreement contains customary events of default, including upon an acquisition or a change of control that may have a material adverse effect on the Company or a guarantor. The Credit Facility also required the Company to maintain, over a period of time, a minimum level of adjusted earnings before interest, taxes, depreciation and amortization including film asset amortization, stock and non-cash compensation, write downs (recoveries), asset impairment charges, and other non-cash uses of funds on a trailing four quarter basis calculated quarterly, of not less than $20.0 million (the “EBITDA Requirement”); provided, however, that the EBITDA Requirement shall be $12.5 million for the four quarters ending each of December 31, 2007, March 31, 2008, June 30, 2008 and September 30, 2008. Furthermore, the Company was required to maintain a minimum Cash and Excess Availability (as defined in the Credit Facility) balance of not less than $15.0 million.

On May 5, 2008, the Company entered into an amendment to the Credit Facility, effective January 1, 2008, whereby the minimum Cash and Excess Availability balance was reduced to $7.5 million. Under the terms of this amendment, the Company shall not be subject to the EBITDA Requirement so long as the Company is in compliance with the Cash and Excess Availability requirement. This amendment also provides for a one-year extension of the expiration of the Credit Facility to October 31, 2010 and adjusts the collateral calculation for certain finished goods inventory items to be installed under joint revenue sharing arrangements, which could result in an increase to maximum aggregate borrowings of up to $3.0 million in the future. In the event that the Company’s Excess Availability falls below the $5.0 million requirement, the excess borrowings above the minimum availability requirement must be remedied immediately. Failure to remedy will result in a Cash Dominion Event and an Event of Default (as defined in the Credit Facility). The failure to comply with the Cash and Excess Availability requirement

IMAX CORPORATION

of $7.5 million would continue to result in an immediate Cash Dominion Event and an Event of Default. If the Credit Facility were to be terminated by either the Company or the lender, the Company would have the ability to pursue another source of secured financing pursuant to the terms of the Indenture.

As of June 30, 2008, the Company had not drawn down any funds under the Credit Facility and was in compliance with all covenants under the agreement (December 31, 2007 — nil). On July 17, 2008, in contemplation of prospective capital funding requirements associated with its joint revenue sharing arrangement roll-out, the Company drew $10.0 million of funds under the Credit Facility.

Under the terms of the Credit Facility, the Company has to comply with several reporting requirements, including the delivery of audited consolidated financial statements within 120 days of the end of the fiscal year. In March 2007, the Company delayed the filing of its Annual Report on Form 10-K for the year ended December 31, 2006 beyond the filing deadline in order to restate financial statements for certain periods during the fiscal years 2002 — 2006. On March 27, 2007, the Credit Facility lender waived the requirement for the Company to deliver audited consolidated financial statements within 120 days of the end of the fiscal year ended December 31, 2006, provided such statements and documents were delivered on or before June 30, 2007. On June 27, 2007, the Credit Facility lender agreed that an event of default would not be deemed to have occurred unless the Company’s 2006 Annual Report on Form 10-K filing did not occur by July 31, 2007 or upon the occurrence and continuance of an event of default under the Company’s Indenture governing its Senior Notes which had not been cured within the applicable grace period. The Company cured such default under the Indenture by filing its 2006 Annual Report on Form 10-K and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 on July 20, 2007, within the applicable grace period.

Cash and Cash Equivalents

As at June 30, 2008, the Company’s principal sources of liquidity included cash and cash equivalents of $24.6 million (December 31, 2007 — $16.9 million), the Credit Facility, trade accounts receivable of $22.2 million and anticipated collection from financing receivables due in the next 12 months of $10.1 million. As at June 30, 2008, the Company has not drawn down on the Credit Facility, and has letters of credit and outstanding advance payment guarantees of $2.7 million secured by the Credit Facility arrangement and $4.3 million through the Bank of Montreal (December 31, 2007 — no draw down on the credit facility and outstanding letters of credit of $10.9 million). On July 17, 2008, in contemplation of prospective capital funding requirements associated with its joint revenue sharing arrangement roll-out, the Company drew $10.0 million of funds under the Credit Facility.

The Company currently believes that cash flow from operations together with existing cash and borrowing available under the Credit Facility will be sufficient to fund the Company’s business operations, including its strategic initiatives relating to joint revenue sharing arrangements, and to fund the development and roll-out of its proprietary digitally-based projection system. The Company similarly believes it will be able to continue to meet customer commitments for at least the 12 month period commencing July 1, 2008. However, the Company’s operating cash flow will be adversely impacted if management’s projections of future signings, installations and film performance are not realized. The Company forecasts its short-term liquidity requirements on a quarterly and annual basis. Since the Company’s future cash flows are based on estimates and there may be factors that are outside of the Company’s control (see “Risk Factors” in Item 1A in the Company’s 2007 Form 10-K), there is no guarantee the Company will continue to be able to fund its operations through cash flows from operations. Under the terms of the Company’s typical sale and sales-type lease agreement, the Company receives substantial cash payments before the Company completes the performance of its obligations. Similarly, the Company receives cash payments for some of its film productions in advance of related cash expenditures.

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

IMAX CORPORATION

Cash used in operating activities amounted to $5.1 million for the six months ended June 30, 2008. Changes in other non-cash operating assets as compared to December 31, 2007 include: a $2.8 million decrease in accounts receivable, a decrease of $1.1 million in financing receivables, an increase in insurance recoveries receivable of $0.7 million, a $0.8 million increase in prepaid expenses, which primarily relates to prepaid insurance, and a $0.7 million increase in commissions and other deferred selling expenses. Changes in other non-cash operating liabilities as compared to December 31, 2007 include an increase in deferred revenue of $10.6 million and a decrease in accounts payable of $1.2 million. Included in accrued liabilities at June 30, 2008, was $28.2 million in respect of accrued pension obligations which are mainly long-term in nature. Investment in film assets was $6.3 million at June 30, 2008.

Net cash used in investing activities amounted to $5.8 million in the six months ended June 30, 2008, which includes an investment in joint revenue sharing equipment of $3.6 million, purchases of $1.4 million in property, plant and equipment, an increase in other assets of $0.6 million and an increase in other intangible assets of $0.2 million.

Cash provided by financing activities in the six months ended June 30, 2008 amounted to $18.9 million due to the issuance of common shares in the period, net of common share issuance costs. Of the common shares issued, $18.0 million was purchased by the Company’s largest shareholder in connection with the private placement sale of 2,726,447 common shares and $0.9 million of stock options were exercised in the period.

Capital expenditures, including the purchase of property, plant and equipment and investments in film assets, were $11.3 million for the six months ended June 30, 2008.

Net cash used in operating activities amounted to $5.8 million for the six months ended June 30, 2007. Changes in other non-cash operating assets and liabilities include a $0.4 million increase in commissions and other deferred selling expenses, an increase of $2.3 million in inventories, a decrease of $3.7 million in financing receivables, a $0.3 million increase in accounts receivable, a $0.4 million decrease in prepaid expenses, an increase in deferred revenue of $4.4 million, a decrease in accounts payable of $3.0 million and a decrease of $0.1 million in accrued liabilities. Cash used in investing activities for the six months ended June 30, 2007 amounted to $1.5 million, primarily consisting of $4.3 million invested in short-term investments, $4.2 million received from proceeds of short-term investments, purchase of $0.7 million in property, plant and equipment, an increase of $0.5 million in other assets and an increase in other intangible assets of $0.3 million. Cash used in financing activities in the six months ended June 30, 2007 amounted to $1.4 million due mainly to financing costs related to the Senior Notes due 2010. Capital expenditures including the purchase of property, plant and equipment and investment in film assets were $6.3 million for the six months ended June 30, 2007.

Letters of Credit and Other Commitments

As at June 30, 2008, the Company had letters of credit and advance payment guarantees of $2.7 million outstanding, of which the entire balance had been secured by the Credit Facility. The Company also had available a $5.0 million facility for performance guarantees and letters of credit through the Bank of Montreal for use solely in conjunction with guarantees fully insured by Export Development Canada. As at June 30, 2008, the Company had $4.3 million (December 31, 2007 — $nil) outstanding under this facility.

Senior Notes due 2010

As at June 30, 2008, the Company had outstanding $159.0 million (December 31, 2007 — $159.0 million) aggregate principal of Registered Senior Notes and $1.0 million (December 31, 2007 — $1.0 million) aggregate principal of Unregistered Senior Notes. The Registered Senior Notes and the Unregistered Senior Notes are referred to herein as the “Senior Notes”.

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

The terms of the Company’s Senior Notes require that annual and quarterly financial statements are filed with the Trustee within 15 days of the required public company filing deadlines. Breach of these financial reporting covenants is considered an event of default under the terms of the Senior Notes and the Company has 30 days to cure this default, after which the Senior Notes become due and payable.

In March 2007, the Company delayed the filing of its Annual Report on Form 10-K for the year ended December 31, 2006 beyond the required public company filing deadline, broadened its accounting review to include certain other accounting matters based on comments received by the Company from the SEC and the Ontario Securities Commission (the “OSC”), and ultimately restated financial statements for certain periods due to the discovery of certain accounting errors. The filing delay resulted in the Company’s default of a financial reporting covenant under the Indenture.

On April 16, 2007, the Company completed a consent solicitation, receiving consents from holders of approximately 60% aggregate principal amount of the Senior Notes (the “Consenting Holders”) to execute a ninth supplemental indenture (the “Supplemental Indenture”) to the Indenture with the Guarantors named therein and U.S. Bank National Association. The Supplemental Indenture waived any defaults existing at such time arising from a failure by the Company to comply with the Indenture’s reporting covenant requiring that annual and quarterly financial statements are filed with the trustee within 15 days of the required public company filing deadlines, and extended until May 31, 2007, or at the Company’s election until June 30, 2007 (the “Covenant Reversion Date”), the date by which the Company’s failure to comply with the reporting covenant shall constitute a default, or be the basis for an event of default under the Indenture. The Company paid consent fees of $1.0 million to the Consenting Holders. On May 30, 2007, the Company provided notice to the holders of the Senior Notes of its election to extend the Covenant Reversion Date to June 30, 2007. The Company paid additional consent fees of $0.5 million to the Consenting Holders. Because the Company did not file its Annual Report on Form 10-K for the year ended December 31, 2006 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 by June 30, 2007, it was in default of the reporting covenant under the Indenture on July 1, 2007, and received notice of such default on July 2, 2007. The Company cured such default under the Indenture by filing its 2006 Annual Report on Form 10-K and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 on July 20, 2007.

The Company may from time to time seek to retire or purchase outstanding Senior Notes through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, could be material and will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors.

Digital Projection System

The Company currently has 189 digital theater system arrangements in its backlog at June 30, 2008, which include the significant recent transactions described below.

On December 7, 2007, the Company announced a significant joint revenue sharing arrangement with AMC for the installation of 100 digital projection systems to be installed between the latter half of 2008 through 2010. The Company has projected that the deal will ultimately double the size of the commercial IMAX theater network in North America and triple the number of IMAX theaters in North American multiplexes, which are the primary targets of the Company’s business efforts. In December 2007, the Company announced that it estimates that the AMC agreement will generate $35.0 million in incremental EBITDA and $229.0 million in cumulative cash flow over 10 years, under certain assumptions. The system roll-out is to be implemented in two phases of 50 systems each, with the rollout of the second phase subject to certain performance thresholds that the Company believes will be met. In June 2008, the Company delivered its first digital systems to three AMC theaters located in the Baltimore/Washington D.C. area. These theaters began operation in July 2008.

IMAX CORPORATION

The Company and Regal announced on March 24, 2008 a joint revenue sharing agreement to install 31 digital projection systems at Regal locations in 20 major U.S. markets. In June 2008, the Company and Hoyts Cinemas Ltd. (“Hoyts”), one of the largest exhibitors in Australia, entered into a revenue sharing arrangement for 4 digital projection systems. Subsequent to June 30, 2008, the Company signed a joint revenue sharing arrangement with Tokyu Recreation, one of Japan’s largest exhibition chains, to install up to 4 digital projection systems.

The Company anticipates meeting the cash requirements needed to manufacture the digital projection systems in its joint venture arrangements through a combination of cash inflows from operations and draws on its Credit Facility.

In addition, on March 10, 2008, the Company announced an agreement for 35 digital theater systems (under its traditional sales/sales-type-lease structure) with RACIMEC to be installed in Central and South America and the Caribbean. This was the second-largest theater deal in the Company’s history, following AMC’s 100 theater North American deal. RACIMEC has made an initial cash-payment in connection with the terms of its agreement with the Company.

OFF-BALANCE SHEET ARRANGEMENTS

There are currently no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Company’s financial condition.

CONTRACTUAL OBLIGATIONS

Payments to be made by the Company under contractual obligations are as follows:

	Payments Due by Period
			2-3	4-5	More Than
(In thousands of U.S. dollars)	Total	1 Year	Years	Years	5 Years

Long-term debt obligations
Principal	$160,000	$—	$160,000	$—	$—
Interest	37,217	15,400	21,817	—	—
Capital lease obligations	220	156	64	—	—
Operating lease obligations	32,084	5,975	12,029	10,297	3,783
Pension obligations	32,135	—	32,135	—	—
Purchase obligations	1,932	828	1,104	—	—

	$263,588	$22,359	$227,149	$10,297	$3,783

Item 3.	Quantitative and Qualitative Factors about Market Risk

The Company is exposed to market risk from changes in foreign currency rates. The Company does not use financial instruments for trading or other speculative purposes.

A majority of the Company’s revenue is denominated in U.S. dollars while a significant portion of its costs and expenses is denominated in Canadian dollars. A portion of the Company’s net U.S. dollar cash flows is converted to Canadian dollars to fund Canadian dollar expenses through the spot market. In Japan, the Company has ongoing operating expenses related to its operations. Net Japanese yen cash flows are converted to U.S. dollars through the spot market. The Company also has cash receipts under leases denominated in Japanese yen, Euros and Canadian dollars. For the three and six months ended June 30, 2008, the Company recorded a translation gain of less than $0.1 million and a loss of $0.2 million, respectively (2007 — gain of $0.5 million and gain of $0.6 million, respectively) primarily from the receivables associated with leases denominated in Canadian dollars, as the value of the U.S. dollar declined in relation to the Canadian dollar. The decline in the value of the U.S. dollar also had an impact on working capital given the appreciation in value of the Canadian dollar, Euro and Japanese yen.

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

The Company’s management, with the participation of its Co-CEOs and its CFO have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as at June 30, 2008. Based on that evaluation and because of the identification of certain material weaknesses in the Company’s internal control over financial reporting, as discussed in Material Weakness in Internal Control over Financial Reporting below, the Co-CEOs and the CFO have concluded that the Company’s disclosure controls and procedures were not effective as at June 30, 2008.

In making this evaluation, management, including the Co-CEOs and the CFO, considered, among other matters:

•	the identification of certain material weaknesses in the Company’s internal control over financial reporting, as discussed in the Company’s 2007 Form 10-K and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (and as described below);

•	and the conclusion of the Co-CEOs and the CFO that the Company’s disclosure controls and procedures as at December 31, 2007 and March 31, 2008 were not effective, as discussed in the Company’s 2007 Form 10-K and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

The Company has made significant progress in implementing its remediation plan to address material weaknesses, and, as at June 30, 2008, only four of the original eight reported material weaknesses continue to exist.

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

Based on this assessment, management has concluded that such internal control over financial reporting was not effective as at June 30, 2008 due to the material weaknesses identified and discussed below.

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

IMAX CORPORATION

The Company’s Co-CEOs and CFO assessed the effectiveness of the Company’s internal control over financial reporting, and concluded that the following material weaknesses in internal control over financial reporting existed as at June 30, 2008.

Application of U.S. GAAP

Four of the Company’s material weaknesses relate to controls over the analysis and review of certain transactions to be able to correctly apply U.S. GAAP to record those transactions. The financial impact of these material weaknesses on the Company’s financial results was principally related to the analysis and review of transactions which were complex or nonstandard. These material weaknesses are:

1. The Company did not maintain adequate controls, including period-end controls, over the analysis and review of revenue recognition for sales and lease transactions in accordance with U.S. GAAP. Specifically, effective controls were not maintained to correctly assess the identification of deliverables and their aggregation into units of accounting, and in certain cases, the point when certain units of accounting were substantially complete to allow for revenue recognition on a theater system.

In addition, the Company did not maintain effective controls over other aspects of such transactions including identifying the fair values of certain future deliverables, identifying certain clauses in arrangements that affect revenue recognition, accounting for warranty costs, the appropriate accounting for certain settlement agreements and the recognition of finance income on impaired receivables. This could affect the amount and timing of recorded revenue.

2. The Company did not maintain effective controls, including period-end controls, over accounting for film transactions in accordance with U.S. GAAP. Specifically, effective controls were not maintained related to (i) the classification and accurate recording of marketing and advertising costs of co-produced film productions which could result in higher film assets, (ii) Production Fees on co-produced films and the application of the individual-film forecast computation method to film assets, participation liabilities and deferred Production Fees which could impact the timing of film costs and revenues and (iii) record changes in estimates of ultimate film revenues in accordance with SOP 00-2 on a prospective basis, which could impact the timing of recognizing film-related costs.

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

4. The Company did not maintain effective controls, including period-end controls, over the intraperiod allocation of the provision for income taxes in accordance with U.S. GAAP. Specifically, effective controls were not in place such that the tax provisions were appropriately allocated to continuing operations, discontinued operations, and accumulated other comprehensive income. This could affect the proper classification of the provision for income taxes between continuing operations, discontinued operations and accumulated other comprehensive income.

Each of the control deficiencies above could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Management determined that each of these control deficiencies discussed above constitutes a material weakness at June 30, 2008.

IMAX CORPORATION

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

The Company will continue to strengthen U.S. GAAP awareness throughout all levels of the Finance Department to help prevent material misstatements. The objective of strengthening U.S. GAAP awareness is to enable personnel throughout all levels of the Finance Department to recognize complex or atypical situations in the day-to-day operations which may require further analysis.

The Company will continue to enhance cross-functional communications to assist in preventing material misstatements. The objective of enhancing cross-functional communications is to provide an effective forum through which all relevant information pertaining to transactions could be sought by, and communicated to, the Finance Department for consideration of accounting implications.

The following specific remediation activities, as previously disclosed, remain in progress:

Enhancing controls for accounting for sales and lease transactions in accordance with U.S. GAAP as follows:

•	revising the revenue recognition policy to provide guidance on the conditions that must be met in order for revenue to be recognized in accordance with U.S. GAAP and to address circumstances found within IMAX arrangements including allocating fair value for certain additional deliverables found in an arrangement. This revised revenue recognition policy, has been documented and in place since the preparation and filing of the restatement of the Company’s Annual Report on Form 10 — K for the year ended December 31, 2006.

•	documenting a detailed analysis for all sales and lease transactions, with appropriate review, to help ensure that the timing of revenue recognition is appropriate and that all contractual provisions have been sufficiently considered in determining the timing and amounts of revenue to be recognized. All significant transactions since the third quarter of 2007 have been documented and subject to a detailed review and analysis.

•	as these controls continue to operate over several periods, Management’s evaluation of the operating effectiveness is ongoing.

Enhancing controls for accounting for film transactions in accordance with U.S. GAAP as follows:

•	maintaining a screening process whereby management reviews the film agreements to identify complexities and considerations that need to be made when accounting for films.

•	regularly scheduling meetings between the Film Group and Finance to discuss developments related to the Company’s film slate.

•	providing training with respect to Accounting by Producers or Distributors of Films (SOP 00-2) to key personnel, as required.

Enhancing controls for accounting for costs related to inventory in accordance with U.S. GAAP as follows:

•	developing and distributing to appropriate personnel a detailed inventory policy providing for guidance on evaluating matters such as the nature of costs that can be capitalized to inventory and inventory obsolescence.

•	holding supplemental meetings, as-needed, between key operational and finance personnel, to identify any non-standard costs and determine if special accounting treatment is required.

Enhancing controls for accounting for the intraperiod allocation of the provision for income taxes as follows:

•	establishing a formal calculation/reconciliation of the intraperiod allocation of income taxes for review by key finance personnel.

IMAX CORPORATION

The following specific remediation activities, previously disclosed, are now satisfactorily completed:

Controls to capture all postretirement benefits other than pensions included with executive employment contracts have been enhanced through monthly management meetings of senior executives in Human Resources, Legal and Finance to discuss issues, developments, and changes relating to benefits, other than pensions.

Controls over the complete and accurate recording of transactions related to real estate lease arrangements for owned and operated theaters or corporate offices in accordance with U.S. GAAP have been enhanced through documentation and review of a detailed analysis highlighting key terms of all agreements by key Finance personnel.

Controls over the lines of communication between operations departments and the Finance department related to revenue recognition for sales and lease transactions have been enhanced through holding formalized meetings twice a month involving key individuals within Theater Development, Corporate Development, Legal and Business Affairs, and Senior Finance management.

Controls over the issuance of stock options have been enhanced through the preparation and review of a periodic analysis to determine that stock options are issued within required guidelines.

The Company’s management, including the Co-CEOs and the CFO believe that the plan should be fully implemented, and all material weaknesses remediated in 2008. They will continue to monitor the effectiveness of these actions and will make any changes and take such other actions deemed appropriate given the circumstances.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Except as described above, there were no changes in the Company’s internal control over financial reporting which occurred during the six months ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(b) In January 2004, the Company and IMAX Theatre Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages before the International Court of Arbitration of the International Chambers of Commerce (the “ICC”) with respect to the breach by Electronic Media Limited (“EML”) of its December 2000 agreement with the Company. In June 2004, the Company commenced a related arbitration before the ICC against EML’s affiliate, E-CITI Entertainment (I) PVT Limited (“E-Citi”), seeking damages as a result of E-Citi’s breach of a September 2000 lease agreement. An arbitration hearing took place in November 2005 against E-Citi, which included all claims by the Company. On February 1, 2006, the ICC issued an award on liability finding unanimously in the Company’s favor on all claims. Further hearings took place in July 2006 and December 2006. On August 24, 2007, the ICC issued an award unanimously in favor of the Company in the amount of $9.4 million, consisting of past and future rents owed to the Company under its lease agreements, plus interest and costs. In the award, the ICC upheld the validity and enforceability of the Company’s theater system contract. The Company thereafter submitted its application to the arbitration panel for interest and costs. On March 27, 2008, the Panel issued a final award in favor of the Company in the amount of $11,309,496, plus an additional $2,512 each day in interest from October 1, 2007 until the date the award is paid, which the Company is seeking to enforce and collect in full.

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

(d) The Company and certain of its officers and directors were named as defendants in eight purported class action lawsuits filed between August 11, 2006 and September 18, 2006, alleging violations of U.S. federal securities laws. These eight actions were filed in the U.S. District Court for the Southern District of New York. On January 18, 2007, the Court consolidated all eight class action lawsuits and appointed Westchester Capital Management, Inc. as the lead plaintiff and Abbey Spanier Rodd & Abrams, LLP as lead plaintiff’s counsel. On October 2, 2007, plaintiffs

IMAX CORPORATION

filed a consolidated amended class action complaint. The amended complaint, brought on behalf of shareholders who purchased the Company’s common stock between February 27, 2003 and July 20, 2007, alleges primarily that the defendants engaged in securities fraud by disseminating materially false and misleading statements during the class period regarding the Company’s revenue recognition of theater system installations, and failing to disclose material information concerning the Company’s revenue recognition practices. The amended complaint also added PricewaterhouseCoopers LLP, the Company’s auditors, as a defendant. The lawsuit seeks unspecified compensatory damages, costs, and expenses. The defendants filed a motion to dismiss the amended complaint on December 10, 2007, which is still pending. Plaintiffs filed their opposition to this motion on January 22, 2008. Defendants submitted a reply to plaintiffs’ opposition on February 11, 2008. A hearing on the motions to dismiss took place on August 5, 2008. The court has not yet rendered its decision with respect to the motions to dismiss. The lawsuit is at a very early stage and as a result the Company is not able to estimate a potential loss exposure. The Company will vigorously defend the matter, although no assurances can be given with respect to the outcome of such proceedings. The Company’s directors and officers insurance policy provides for reimbursement of costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits and deductibles.

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

(f) On September 7, 2007, Catalyst Fund Limited Partnership II (“Catalyst”), a holder of the Company’s Senior Notes, commenced an application against the Company in the Ontario Superior Court of Justice for a declaration of oppression pursuant to sections 229 and 241 of the Canada Business Corporations Act (“CBCA”) and for a declaration that the Company is in default of the Indenture governing its Senior Notes. The allegations of oppression are substantially the same as allegations Catalyst made in a May 10, 2007 complaint filed against the Company in the Supreme Court of the State of New York, and subsequently withdrawn on October 12, 2007, wherein Catalyst challenged the validity of the consent solicitation through which the Company requested and obtained a waiver of any and all defaults arising from a failure to comply with the reporting covenant under the Indenture and alleged common law fraud. Catalyst has also requested the appointment of an inspector and an order that an investigation be carried out pursuant to section 229 of the CBCA. In addition, between March 2007 and October 2007, Catalyst sent the Company eight purported notices of default or acceleration under the Indenture. It is the Company’s position that no event of default (as that term is defined in the Indenture) has occurred under the Indenture and, accordingly, that Catalyst’s purported acceleration notice is of no force or effect. The Company is moving to stay Catalyst’s application. Until the stay motion is decided, no hearing date for the Catalyst application will be set. It is expected that the stay motion will be heard and decided this fall. At this stage of the litigation, the Company is not able to estimate a potential loss exposure. The Company believes this application is entirely without merit and plans to contest it vigorously and seek costs from Catalyst, although no assurances can be given with respect to the outcome of the proceedings. The Company’s directors and officers insurance policy provides for reimbursement of costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits and deductibles.

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

IMAX CORPORATION

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

At the Annual & Special Meeting of the Company’s shareholders held on June 18, 2008, shareholders represented at the meeting voted on the following matters:

Election of Directors

By a vote by way of show of hands, David W. Leebron and Marc A. Utay were elected as Class II directors of the Company for a term expiring in 2011. Management received proxies from the shareholders to vote for the two directors nominated for election as follows:

		Votes		Percentage of
Director	Votes For	Withheld	Non-Vote	Votes Cast For

David W. Leebron	34,113,892	471,048	1	98.64%
Marc A. Utay	34,132,167	452,773	1	98.69%

In addition to the foregoing directors, the following directors continued in office: Neil S. Braun, Kenneth Copland, Richard L. Gelfond, Garth M. Girvan and Bradley J. Wechsler.

Appointment of Auditor

By a vote by way of show of hands, PricewaterhouseCoopers, LLP (“PwC”) were appointed auditors of the Company to hold office until the next annual meeting of shareholders and the directors were authorized to fix their remuneration. Management received proxies from the shareholders to vote for the re-appointment of PwC as follows:

		Votes	Votes		Percentage of
	Votes For	Against	Withheld	Non-Vote	Votes Cast For

Appointment of Auditor	34,276,075	188,917	119,946	3	99.11%

Amendments to the Stock Option Plan

By a vote by way of show of hands, amendments to the Stock Option Plan were approved. Management received proxies from the shareholders to vote for the amendments as follows:

		Votes	Votes		Percentage of
	Votes For	Against	Withheld	Non-Vote	Votes Cast For

Amendments to Stock Option Plan	12,445,777	9,060,692	130,893	12,947,579	57.52%

IMAX CORPORATION

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
No.	Description

10.1	Stock Option Plan of IMAX Corporation, dated June 18, 2008.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 7, 2008, by Bradley J. Wechsler.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 7, 2008, by Richard L. Gelfond.
31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 7, 2008, by Joseph Sparacio.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 7, 2008, by Bradley J. Wechsler.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 7, 2008, by Richard L. Gelfond.
32.3	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 7, 2008, by Joseph Sparacio.

IMAX CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMAX CORPORATION

Date: August 7, 2008	By: /s/ JOSEPH SPARACIO Joseph Sparacio Executive Vice-President & Chief Financial Officer (Principal Financial Officer)

Date: August 7, 2008	By: /s/ JEFFREY VANCE Jeffrey Vance Vice-President, Finance & Controller (Principal Accounting Officer)