Form 10-Q
period 2008-09-30
IMAX CORP
filed 2008-11-06
CIK 921582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
                         (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of October 31, 2008

Common stock, no par value	43,462,297

IMAX CORPORATION

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
Item 3.	Quantitative and Qualitative Factors about Market Risk	67
Item 4.	Controls and Procedures	67

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	71
Item 1A.	Risk Factors	73
Item 4.	Submission of Matters to a Vote of Security Holders	73
Item 5.	Other Information	73
Item 6.	Exhibits	73
Signatures		74
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

IMAX® , IMAX® Dome, IMAX® 3D, IMAX® 3D Dome, The IMAX Experience® , An IMAX Experience® , IMAX DMR® , DMR® , IMAX MPX® , IMAX DIGITAL MPX® , IMAX think big® and think big® are trademarks and trade names of the Company or its subsidiaries that are registered or otherwise protected under laws of various jurisdictions.

IMAX CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

IMAX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
In accordance with United States Generally Accepted Accounting Principles
(In thousands of U.S. dollars)

	September 30,	December 31,
	2008	2007
	(unaudited)

Assets
Cash and cash equivalents	$37,651	$16,901
Accounts receivable, net of allowance for doubtful accounts of $3,078 (2007 — $3,045)	25,213	25,505
Financing receivables (note 3)	57,183	59,092
Inventories (note 4)	19,052	22,050
Prepaid expenses	2,917	2,187
Film assets	3,178	2,042
Property, plant and equipment	36,705	23,708
Other assets	15,048	15,093
Goodwill	39,027	39,027
Other intangible assets	2,310	2,377

Total assets	$238,284	$207,982

Liabilities
Bank indebtedness (note 6)	$20,000	$—
Accounts payable	16,759	12,300
Accrued liabilities (notes 7(a), 7(c), 8, 13(a), 16(a), 16(c))	64,544	61,967
Deferred revenue	67,508	59,085
Senior Notes due 2010 (note 5)	160,000	160,000

Total liabilities	328,811	293,352

Commitments and contingencies (notes 7 and 8)
Shareholders’ deficiency
Capital stock (note 13) common shares — no par value. Authorized — unlimited number. Issued and outstanding — 43,462,297 (2007 — 40,423,074)	141,505	122,455
Other equity	4,576	4,088
Deficit	(237,966)	(213,407)
Accumulated other comprehensive income	1,358	1,494

Total shareholders’ deficiency	(90,527)	(85,370)

Total liabilities and shareholders’ deficiency	$238,284	$207,982

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
In accordance with United States Generally Accepted Accounting Principles
(In thousands of U.S. dollars, except per share amounts)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
		(note 15(a))		(note 15(a))

Revenues
Equipment and product sales	$7,154	$7,871	$18,089	$21,727
Services	22,702	17,736	50,515	50,977
Rentals	2,532	2,003	5,712	4,960
Finance income	1,079	1,208	3,234	3,576
Other	—	750	611	2,289

	33,467	29,568	78,161	83,529

Cost of goods sold, services and rentals
Equipment and product sales	4,097	5,356	10,028	13,113
Services	12,655	13,717	33,619	34,759
Rentals	1,691	613	3,388	1,904
Other	—	31	98	50

	18,443	19,717	47,133	49,826

Gross margin	15,024	9,851	31,028	33,703
Selling, general and administrative expenses (note 9)	10,510	10,255	34,149	31,725
Research and development	1,619	1,563	6,155	4,180
Amortization of intangibles	119	129	389	406
Receivable provisions net of recoveries (note 11)	265	718	1,114	693

Income (loss) from operations	2,511	(2,814)	(10,779)	(3,301)
Interest income	82	194	282	647
Interest expense	(4,471)	(4,341)	(13,307)	(12,965)

Loss from continuing operations before income taxes	(1,878)	(6,961)	(23,804)	(15,619)
Provision for income taxes	(229)	(383)	(755)	(810)

Loss from continuing operations	(2,107)	(7,344)	(24,559)	(16,429)
Loss from discontinued operations	—	(178)	—	(369)

Net loss	$(2,107)	$(7,522)	$(24,559)	$(16,798)

Loss per share
Loss per share — basic & diluted:
Net loss from continuing operations	$(0.05)	$(0.18)	$(0.58)	$(0.41)
Net loss from discontinued operations	—	(0.01)	—	(0.01)

Net loss	$(0.05)	$(0.19)	$(0.58)	$(0.42)

Other comprehensive income (loss) consists of:
Actuarial gain resulting from pension amendment (net of tax provision of $nil)	$—	$—	$—	$997
Amortization of prior service credits (net of tax provision of $17 and $75 for the three months ended September 30, 2008 and 2007, respectively, and $50 and $224 for the nine months ended September 30, 2008 and 2007, respectively)	(45)	(162)	(136)	(488)

	$(45)	$(162)	$(136)	$509

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In accordance with United States Generally Accepted Accounting Principles
(In thousands of U.S. dollars)
(Unaudited)

	Nine Months
	Ended September 30,
	2008	2007
		(note 15(a))

Cash provided by (used in):
Operating Activities
Net loss	$(24,559)	$(16,798)
Net loss from discontinued operations	—	369
Gain on sale of property, plant and equipment	(43)	—
Items not involving cash:
Depreciation and amortization (note 10(c))	12,799	12,794
Write-downs (note 10(d))	1,824	693
Change in deferred income taxes	51	(224)
Stock and other non-cash compensation	2,821	3,059
Foreign currency exchange loss (gain)	722	(1,125)
Accrued interest on short-term investments	—	(10)
Change in cash surrender value of life insurance	(251)	(202)
Investment in film assets	(7,038)	(8,165)
Changes in other non-cash operating assets and liabilities (note 10(a))	8,730	5,984
Net cash used in operating activities from discontinued operations (note 15)	—	(1,144)

Net cash used in operating activities	(4,944)	(4,769)

Investing Activities
Purchases of short-term investments	—	(6,457)
Proceeds from maturities of short-term investments	—	6,390
Investment in joint revenue sharing equipment	(9,580)	—
Purchase of property, plant and equipment	(2,325)	(1,333)
Proceeds from sale of property, plant and equipment	43	—
Acquisition of other assets	(835)	(717)
Acquisition of other intangible assets	(322)	(351)

Net cash used in investing activities	(13,019)	(2,468)

Financing Activities
Increase in bank indebtedness	20,000	—
Financing costs related to Senior Notes due 2010	—	(2,084)
Common shares issued - private offering, net	17,931	—
Common shares issued - stock options exercised	1,123	148

Net cash provided by (used in) financing activities	39,054	(1,936)

Effects of exchange rate changes on cash	(341)	31

Increase (decrease) in cash and cash equivalents, during the period	20,750	(9,142)
Cash and cash equivalents, beginning of period	16,901	25,123

Cash and cash equivalents, end of period	$37,651	$15,981

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

The Company has evaluated its various variable interests to determine whether they are VIEs in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). The Company has five film production companies that are VIEs. As the Company is exposed to the majority of the expected losses for one of the film production companies, the Company has determined that it is the primary beneficiary of this entity. The Company continues to consolidate this entity, with no material impact on the operating results or financial condition of the Company, as this production company has total assets and total liabilities of $nil as at September 30, 2008 (December 31, 2007 — $nil). For the other four film production companies which are VIEs, the Company did not consolidate these film entities since it does not bear the majority of the expected losses or expected residual returns. The Company equity accounts for these entities. As at September 30, 2008, these four VIEs have total assets of $0.3 million (December 31, 2007 — $0.3 million) and total liabilities of $0.3 million (December 31, 2007 — $0.3 million). Earnings of the investees included in the Company’s condensed consolidated statement of operations amounted to $nil for the three and nine months ended September 30, 2008 and 2007, respectively. The carrying value of these investments in VIEs that are not consolidated is $nil at September 30, 2008 (December 31, 2007 — $nil). A loss in value of an investment other than a temporary decline is recognized as a charge to the consolidated statement of operations.

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

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities that are not remeasured at fair value on a recurring basis until fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FASB Staff Position 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The Company is currently evaluating the potential impact of this statement on its non-financial assets and non-financial liabilities included in its consolidated financial statements. For financial assets and financial liabilities, SFAS 157 was effective for the Company on January 1, 2008, on a prospective basis. The application of SFAS 157, as amended by SFAS 157-3, to the financial assets and financial liabilities did not have a material effect on the Company’s financial condition or results of operations as of January 1, 2008.

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

3.	Financing Receivables

Financing receivables, consisting of net investment in sales-type leases and receivables from financed sales of its theater systems, are as follows:

	September 30,	December 31,
	2008	2007

Gross minimum lease payments receivable	$76,434	$79,878
Unearned finance income	(24,541)	(26,387)

Minimum lease payments receivable	51,893	53,491
Accumulated allowance for uncollectible amounts	(4,413)	(4,152)

Net investment in leases	47,480	49,339

Gross receivables from financed sales	14,772	14,949
Unearned financed income	(5,069)	(5,196)

Net financed sale receivables	9,703	9,753

Total financing receivables	$57,183	$59,092

Net financed sale receivables due within one year	$1,131	$1,528
Net financed sale receivables due after one year	$8,572	$8,225

As at September 30, 2008, the financed sale receivables had a weighted average effective interest rate of 9.5% (December 31, 2007 — 9.4%).

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

4.	Inventories

	September 30,	December 31,
	2008	2007

Raw materials	$6,256	$7,067
Work-in-process	1,275	2,091
Finished goods	11,521	12,892

	$19,052	$22,050

At September 30, 2008, finished goods inventory for which title had passed to the customer and revenue was deferred amounted to $5.3 million (December 31, 2007 — $3.2 million).

Inventories at September 30, 2008, include provisions for excess and obsolete inventory based upon current estimates of net realizable value considering future events and conditions of $4.4 million (December 31, 2007 — $4.3 million).

5.	Senior Notes due December 2010

As at September 30, 2008, the Company had outstanding $159.0 million (December 31, 2007 — $159.0 million) aggregate principal of Registered Senior Notes and $1.0 million (December 31, 2007 — $1.0 million) aggregate principal of Unregistered Senior Notes. The Registered Senior Notes and the Unregistered Senior Notes are referred to herein as the “Senior Notes.”

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

In March 2007, the Company delayed the filing of its Annual Report on Form 10-K for the year ended December 31, 2006, beyond the required public company filing deadline, broadened its accounting review to include certain other accounting matters based on comments received by the Company from the Securities and Exchange Commission (the “SEC”) and the Ontario Securities Commission (the “OSC”), and ultimately restated financial statements for certain periods due to the discovery of certain accounting errors. The filing delay resulted in the Company’s default of a financial reporting covenant under the indenture dated as at December 4, 2003, and as thereafter amended and supplemented, governing the Company’s Senior Notes due 2010 (the “Indenture”).

On April 16, 2007, the Company completed a consent solicitation, receiving consents from holders of approximately 60% aggregate principal amount of the Senior Notes (the “Consenting Holders”) to execute a ninth supplemental indenture (the “Supplemental Indenture”) to the Indenture with the Guarantors named therein and U.S. Bank National Association. The Supplemental Indenture waived any defaults existing at such time arising from a failure by the Company to comply with the Indenture’s reporting covenant requiring that annual and quarterly financial statements are filed with the trustee within 15 days of the required public company filing deadlines, and extended until May 31, 2007, or, at the Company’s election, until June 30, 2007 (the “Covenant Reversion Date”), the date by which the Company’s failure to comply with the reporting covenant shall constitute a

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

default, or be the basis for an event of default, under the Indenture. The Company paid consent fees of $1.0 million to the Consenting Holders. On May 30, 2007, the Company provided notice to the holders of the Senior Notes of its election to extend the Covenant Reversion Date to June 30, 2007. The Company paid additional consent fees of $0.5 million to the Consenting Holders. Because the Company did not file its Annual Report on Form 10-K for the year ended December 31, 2006 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 by June 30, 2007, it was in default of the reporting covenant under the Indenture on July 1, 2007 and received notice of such default on July 2, 2007. The Company cured such default under the Indenture by filing its 2006 Annual Report on Form 10-K and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 on July 20, 2007. See note 8(f) for more information.

6.	Credit Facility

Under the Indenture governing the Company’s Senior Notes, the Company is permitted to incur indebtedness on a secured basis pursuant to a credit agreement, or the refinancing or replacement of a credit facility, provided that the aggregate principal amount of indebtedness thereunder outstanding at any time does not exceed the greater of: (a) $30.0 million minus the amount of any such indebtedness retired with the proceeds of an Asset Sale (as defined in the Indenture), and (b) 15% of Total Assets (as defined in the Indenture) of the Company. Amongst other indebtedness, the Indenture also permits the Company to incur indebtedness solely in respect of performance, surety or appeal bonds, letters of credit and letters of guarantee as required in the ordinary course of business in accordance with customary industry practices. On February 6, 2004, the Company entered into a Loan Agreement for a secured revolving credit facility, as amended on June 30, 2005, May 16, 2006, November 7, 2007 and December 5, 2007 (the “Credit Facility”). The Credit Facility is a revolving credit facility expiring on October 31, 2009, with an optional one year renewal thereafter contingent upon approval by the lender. The Credit Facility permits maximum aggregate borrowings equal to the lesser of: (i) $40.0 million, (ii) a collateral calculation based on percentages of the book values for the Company’s net investment in sales-type leases, financing receivables, finished goods inventory allocated to backlog contracts and the appraised values of the expected future cash flows related to operating leases and of the Company’s owned real property, reduced by certain accruals and accounts payable, and (iii) a minimum level of trailing cash collections in the preceding twenty-six week period ($68.4 million as at September 30, 2008), reduced for outstanding letters of credit and advance payment guarantees and subject to maintaining a minimum Excess Availability (as defined in the Credit Facility) of $5.0 million. As at September 30, 2008, the Company’s current borrowing capacity under the Credit Facility was $9.9 million after deduction for outstanding borrowings of $20.0 million, letters of credit and advance payment guarantees of $2.5 million and the minimum Excess Availability of $5.0 million (December 31, 2007 — $19.4 million after deduction for outstanding letters of credit of $10.9 million and the excess availability reserve of $5.0 million). This current borrowing capacity is not limited in any way by the Indenture. The Credit Facility bears interest at the applicable prime rate per annum or LIBOR plus a margin as specified therein per annum and is collateralized by a first priority security interest in all of the current and future assets of the Company. The Credit Facility contains typical affirmative and negative covenants, including covenants that restrict the Company’s ability to: incur certain additional indebtedness; make certain loans, investments or guarantees; pay dividends; make certain asset sales; incur certain liens or other encumbrances; conduct certain transactions with affiliates and enter into certain corporate transactions. In addition, the Credit Facility agreement contains customary events of default, including upon an acquisition or a change of control that may have a material adverse effect on the Company or a guarantor. The Credit Facility also required the Company to maintain, over a period of time, a minimum level of adjusted earnings before interest, taxes, depreciation and amortization including film asset amortization, stock and non-cash compensation, write downs (recoveries), asset impairment charges, and other non-cash uses of funds on a trailing four quarter basis calculated quarterly, of not less than $20.0 million (the “EBITDA Requirement”); provided, however, that the EBITDA Requirement shall be $12.5 million for the four quarters ending each of December 31, 2007, March 31, 2008, June 30, 2008 and

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

September 30, 2008. Furthermore, the Company was required to maintain a minimum Cash and Excess Availability (as defined in the Credit Facility) balance of not less than $15.0 million.

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

As at September 30, 2008, the Company was in compliance with all covenants under the agreement. In the third quarter of 2008, in contemplation of prospective capital funding requirements associated with its joint revenue sharing arrangement roll-out, the Company drew $20.0 million of funds under the Credit Facility and invested the funds in an interest bearing bank account. Specifically, on July 18, 2008, the Company drew $10.0 million of funds at the LIBOR rate plus an applicable margin as specified in the Credit Facility and, on September 24, 2008, the Company drew an additional $10.0 million of funds at the United States Prime Interest Rate. The effective interest rate for the quarter ended September 30, 2008 was 4.49% under the Credit Facility.

Under the terms of the Credit Facility, the Company has to comply with several reporting requirements, including the delivery of audited consolidated financial statements within 120 days of the end of the fiscal year. In March 2007, the Company delayed the filing of its 2006 Annual Report on Form 10-K for the year ended December 31, 2006, beyond the filing deadline in order to restate financial statements for certain periods during the fiscal years 2002 — 2006. On March 27, 2007, the Credit Facility lender waived the requirement for the Company to deliver audited consolidated financial statements within 120 days of the end of the fiscal year ended December 31, 2006, provided such statements and documents were delivered on or before June 30, 2007. On June 27, 2007, the Credit Facility lender agreed that an event of default would not be deemed to have occurred unless the Company’s 2006 Annual Report on Form 10-K filing did not occur by July 31, 2007, or upon the occurrence and continuance of an event of default under the Company’s Indenture governing its Senior Notes which had not been cured within the applicable grace period. The Company cured such default under the Indenture by filing its 2006 Annual Report on Form 10-K and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, on July 20, 2007, within the applicable grace period.

As at September 30, 2008, the Company also had a $5.0 million facility for advance payment guarantees and letters of credit through the Bank of Montreal for use solely in conjunction with guarantees fully insured by Export Development Canada (the “Bank of Montreal Facility”). On October 2, 2008, the Company entered into an amendment to increase the amount available by $5.0 million to $10.0 million. The Bank of Montreal Facility is unsecured and includes typical affirmative and negative covenants including delivery of annual consolidated financial statements within 120 days of the end of the fiscal year. The Bank of Montreal Facility is subject to periodic annual reviews with the next scheduled review of June 30, 2009. As at September 30, 2008, the Company had letters of credit outstanding of $4.9 million (December 31, 2007 — $nil) under the Bank of Montreal Facility.

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

7.	Commitments

(a) The Company’s lease commitments consist of rent and equipment under operating leases. The Company accounts for any incentives provided over the term of the lease. Total minimum annual rental payments to be made by the Company under operating leases as at September 30, 2008, for each of the years ended December 31, are as follows:

2008 (three months remaining)	$1,545
2009	5,777
2010	6,067
2011	6,022
2012	5,897
Thereafter	5,232

$30,540

Rent expense was $1.5 million and $4.2 million for three and nine months ended September 30, 2008, respectively (September 30, 2007 — $1.3 million and $3.9 million, respectively) net of sublease rental of $0.1 million and $0.1 million, respectively (September 30, 2007 — $0.2 million and $0.6 million, respectively).

Recorded in the accrued liabilities balance as at September 30, 2008 is $6.3 million (December 31, 2007 — $6.6 million) related to lease inducements and accrued rent.

Purchase obligations under supplier arrangements as at September 30, 2008 were $8.4 million (December 31, 2007 — $1.4 million).

(b) As at September 30, 2008, the Company has letters of credit and advance payment guarantees of $2.5 million outstanding, of which the entire balance has been secured by the Credit Facility. As at September 30, 2008, the Company also has letters of credit outstanding of $4.9 million (December 31, 2007 — $nil) under the Bank of Montreal Facility.

(c) The Company compensates its sales force with both fixed and variable compensation. Commissions on the sale or lease of the Company’s theater system components are due in graduated amounts from the time of collection of the customer’s first payment to the Company up to the collection of the customer’s last initial payment. At September 30, 2008, $0.4 million (December 31, 2007 — $0.2 million) of commissions will be payable in future periods if the Company collects its initial payments as anticipated.

8.	Contingencies and Guarantees

The Company is involved in lawsuits, claims, and proceedings, including those identified below, which arise in the ordinary course of business. In accordance with Statements of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”), the Company will make a provision for a liability when it is both probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company reviews these provisions in conjunction with any related provisions on assets related to the claims at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other pertinent information related to the case. Should developments in any of these matters outlined below cause a change in the Company’s determination as to an unfavorable outcome and result in the need to recognize a material provision, or, should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on the Company’s results of operations, cash flows, and financial position in the period or periods in which such a change in determination, settlement or judgment occurs.

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

(b) In January 2004, the Company and IMAX Theatre Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages before the International Court of Arbitration of the International Chambers of Commerce (the “ICC”) with respect to the breach by Electronic Media Limited (“EML”) of its December 2000 agreement with the Company. In June 2004, the Company commenced a related arbitration before the ICC against EML’s affiliate, E-CITI Entertainment (I) PVT Limited (“E-Citi”), seeking damages as a result of E-Citi’s breach of a September 2000 lease agreement. An arbitration hearing took place in November 2005 against E-Citi which considered all claims by the Company. On February 1, 2006, the ICC issued an award on liability finding unanimously in the Company’s favor on all claims. Further hearings took place in July 2006 and December 2006. On August 24, 2007, the ICC issued an award unanimously in favor of the Company in the amount of $9.4 million, consisting of past and future rents owed to the Company under its lease agreements, plus interest and costs. In the award, the ICC upheld the validity and enforceability of the Company’s theater system contract. The Company thereafter submitted its application to the arbitration panel for interest and costs. On March 27, 2008, the Panel issued a final award in favor of the Company in the amount of $11,309,496, plus an additional $2,512 each day in interest from October 1, 2007 until the date the award is paid, which the Company is seeking to enforce and collect in full. As collectibility is not assured, the Company will not record the impact of the amount awarded until the amounts have been received.

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

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

(d) The Company and certain of its officers and directors were named as defendants in eight purported class action lawsuits filed between August 11, 2006 and September 18, 2006, alleging violations of U.S. federal securities laws. These eight actions were filed in the U.S. District Court for the Southern District of New York. On January 18, 2007, the Court consolidated all eight class action lawsuits and appointed Westchester Capital Management, Inc. as the lead plaintiff and Abbey Spanier Rodd & Abrams, LLP as lead plaintiff’s counsel. On October 2, 2007, plaintiffs filed a consolidated amended class action complaint. The amended complaint, brought on behalf of shareholders who purchased the Company’s common stock between February 27, 2003 and July 20, 2007, alleges primarily that the defendants engaged in securities fraud by disseminating materially false and misleading statements during the class period regarding the Company’s revenue recognition of theater system installations, and failing to disclose material information concerning the Company’s revenue recognition practices. The amended complaint also added PricewaterhouseCoopers LLP, the Company’s auditors, as a defendant. The lawsuit seeks unspecified compensatory damages, costs, and expenses. The defendants filed a motion to dismiss the amended complaint on December 10, 2007. On September 16, 2008, the Court issued a memorandum opinion and order, denying the motion. On October 6, 2008, the defendants filed an answer to the amended complaint. The lawsuit is at a very early stage and as a result the Company is not able to estimate a potential loss exposure at this time and therefore no amounts have been accrued. The Company will vigorously defend the matter, although no assurances can be given with respect to the outcome of such proceedings. The Company’s directors and officers insurance policy provides for reimbursement of costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits and deductibles.

(e) A class action lawsuit was filed on September 20, 2006 in the Ontario Superior Court of Justice against the Company and certain of its officers and directors, alleging violations of Canadian securities laws. This lawsuit was brought on behalf of shareholders who acquired the Company’s securities between February 17, 2006 and August 9, 2006. The lawsuit is in a very early stage and seeks unspecified compensatory and punitive damages, as well as costs and expenses. As a result, the Company is unable to estimate a potential loss exposure at this time and therefore no amounts have been accrued. The plaintiffs require leave of the Court before they are permitted to proceed with certain claims they have made pursuant to the Securities Act (Ontario). They have filed a motion to obtain leave, along with a separate motion for certification of the action as a class proceeding. The Company has opposed both of these motions and a hearing on the motions will take place during the week of December 15, 2008. It is not known when the Court will render a decision on these motions. The Company believes the allegations made against it in the statement of claim are meritless and will vigorously defend the matter, although no assurance can be given with respect to the ultimate outcome of such proceedings. The Company’s directors and officers insurance policy provides for reimbursement of costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits and deductibles.

(f) On September 7, 2007, Catalyst Fund Limited Partnership II (“Catalyst”), a holder of the Company’s Senior Notes, commenced an application against the Company in the Ontario Superior Court of Justice for a declaration of oppression pursuant to sections 229 and 241 of the Canada Business Corporations Act (“CBCA”) and for a declaration that the Company is in default of the Indenture governing its Senior Notes. The allegations of oppression are substantially the same as allegations Catalyst made in a May 10, 2007 complaint filed against the Company in the Supreme Court of the State of New York, and subsequently withdrawn on October 12, 2007, wherein Catalyst challenged the validity of the consent solicitation through which the Company requested and obtained a waiver of any and all defaults arising from a failure to comply with the reporting covenant under the Indenture and alleged common law fraud. Catalyst has also requested the appointment of an inspector and an order that an investigation be carried out pursuant to section 229 of the CBCA. In addition, between March 2007 and October 2007, Catalyst sent the Company eight purported notices of default or acceleration under the Indenture. It is the Company’s position that no event of default (as that term is defined in the Indenture) has occurred and, accordingly, that Catalyst’s purported acceleration notice is of no force or effect. On September 26, 2008, on the

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

Company’s motion, the Ontario Superior Court stayed Catalyst’s application in Canada pending a further order of the court, and ordered Catalyst to pay the Company’s costs associated with the motion. The stay was issued on the basis of Catalyst having brought similar claims in the state of New York. At this stage of the litigation, the Company is not able to estimate a potential loss exposure. The Company believes this application is entirely without merit and plans to contest it vigorously and seek costs from Catalyst, although no assurances can be given with respect to the outcome of the proceedings. The Company’s directors and officers insurance policy provides for reimbursement of costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits and deductibles.

(g) In a related matter, on December 21, 2007, U.S. Bank National Association, trustee under the Indenture, filed a complaint in the Supreme Court of the State of New York against the Company and Catalyst, requesting a declaration that the theory of default asserted by Catalyst before the Ontario Superior Court of Justice is without merit and further that Catalyst has failed to satisfy certain prerequisites to bondholder action, which are contained in the Indenture (the “U.S. Bank’s New York Action”). As a result of this action, on January 10, 2008, the Company filed a motion with the Ontario Superior Court of Justice seeking a stay of all or part of the action Catalyst initiated before that court. On February 6, 2008, the Company served a Verified Answer to U.S. Bank’s New York Action. On February 22, 2008, Catalyst filed a Verified Answer to U.S. Bank’s New York Action and Cross-Claims against the Company in the same proceeding. The Cross-Claims repeat the allegations and seek substantially the same relief as in Catalyst’s application in the Ontario Superior Court of Justice and as were raised in Catalyst’s May 10, 2007 complaint filed against the Company in the Supreme Court of the State of New York. Catalyst moved for summary judgment on the Cross-Claims. The Company opposed this motion and requested that summary judgment be granted in its favor. The Company continues to believe that Catalyst’s claims are entirely without merit. The Company is unable to comment on the outcome of the proceedings or estimate the potential loss exposure, if any.

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
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

Product Warranties

The following summarizes the accrual for product warranties that was recorded as part of accrued liabilities in the condensed consolidated balance sheets:

Balance as at December 31, 2007	$26
Payments	(28)
Increase in provision	138
Revisions	—

Balance as at September 30, 2008	$136

Director/Officer Indemnifications

The Company’s General By-law contains an indemnification of its directors/officers, former directors/officers and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the CBCA, against expenses (including legal fees), judgments, fines and any amount actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. As contemplated under Section 124 of the CBCA, the Company has acquired insurance coverage with a yearly limit of $70.0 million in respect of potential claims against its directors and officers and in respect of losses for which the Company may be required or permitted by law to indemnify such directors and officers. No amount has been accrued in the condensed consolidated balance sheet as at September 30, 2008 and December 31, 2007, with respect to this indemnity.

Other Indemnification Agreements

In the normal course of the Company’s operations, it provides indemnifications to counterparties in transactions such as: theater system lease and sale agreements and the supervision of installation or servicing of the theater systems; film production, exhibition and distribution agreements; real property lease agreements; and employment agreements. These agreements have indemnifications which require the Company to compensate the counterparties for costs incurred as a result of litigation claims that may be suffered by the counterparty as a consequence of the transaction or the Company’s breach or non-performance under these agreements. While the terms of these indemnification agreements vary based upon the contract, they normally extend for the life of the agreements. A small number of agreements do not provide for any limit on the maximum potential amount of indemnification; however, virtually all of the Company’s theater system lease and sale agreements limit such maximum potential liability to the purchase price of the system. The fact that the maximum potential amount of indemnification required by the Company is not specified in some cases prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. Historically, the Company has not made any significant payments under such indemnifications and no amount has been accrued in the accompanying condensed consolidated financial statements with respect to the contingent aspect of these indemnities.

9.	Condensed Consolidated Statements of Operations Supplemental Information

Included in selling, general and administrative expenses for the three and nine months ended September 30, 2008, is a loss of $0.6 million and $0.8 million, respectively (2007 — gain of $0.9 million and gain of $1.5 million,

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

respectively), for net foreign exchange gains or losses related to the translation of foreign currency denominated monetary assets, liabilities and integrated subsidiaries.

10.	Condensed Consolidated Statements of Cash Flows Supplemental Information

(a) Changes in other non-cash operating assets and liabilities are comprised of the following:

	Nine Months
	Ended September 30,
	2008	2007

Decrease (increase) in:
Accounts receivable	$(251)	$3,051
Financing receivables	787	4,518
Inventories	2,375	(2,121)
Prepaid expenses	(730)	316
Commissions and other deferred selling expenses	(499)	(433)
Insurance recoveries	563	—
Increase (decrease) in:
Accounts payable	(1,281)	(2,644)
Accrued liabilities	(657)	618
Deferred revenue	8,423	2,679

	$8,730	$5,984

(b) Cash payments made on account of:

	Nine Months
	Ended September 30,
	2008	2007

Income taxes	$417	$670

Interest	$8,025	$8,138

(c) Depreciation and amortization are comprised of the following:

	Nine Months
	Ended September 30,
	2008	2007

Film assets(1)	$6,599	$7,567
Property, plant and equipment	4,744	3,902
Other intangible assets	389	406
Deferred financing costs	1,067	919

	$12,799	$12,794

(1)	Included in film asset amortization is a charge of $1.1 million (2007 — $0.6 million) relating to changes in estimates based on the ultimate recoverability of films.

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

(d) Write-downs are comprised of the following:

	Nine Months
	Ended September 30,
	2008	2007

Accounts receivables	$543	$455
Financing receivables	741	238
Inventories	540	—

	$1,824	$693

11.	Receivable Provisions, Net of Recoveries

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Accounts receivable provisions, net of recoveries	$6	$513	$373	$455
Financing receivables, net of recoveries	259	205	741	238

Receivable provisions, net of recoveries	$265	$718	$1,114	$693

12.	Income Taxes

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

As at September 30, 2008, the Company had net deferred income tax assets of $nil (December 31, 2007 — $nil). As at September 30, 2008, the Company had a gross deferred income tax asset of $57.1 million (December 31, 2007 — $50.0 million), against which the Company is carrying a $57.1 million (December 31, 2007 — $50.0 million) valuation allowance.

As at September 30, 2008 and December 31, 2007, the Company had total unrecognized tax benefits of $4.6 million and $4.0 million for international withholding taxes, respectively. All of the unrecognized tax benefits could impact the Company’s effective tax rate if recognized. While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could differ from the Company’s accrued position. Accordingly, additional provisions on federal, state, provincial and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Consistent with its historical financial reporting, the Company has elected to classify interest and penalties related to income tax liabilities, when applicable, as part of the interest expense in its condensed consolidated statement of operations rather than income tax expense. In conjunction with FIN 48, the Company recognized approximately $0.1 million and $0.2 million in potential interest and penalties associated with uncertain tax positions for the three and nine months ended September 30, 2008, respectively (2007 — $0.1 million and $0.2 million, respectively).

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

13.	Capital Stock

(a)	Stock-Based Compensation

The Company has five stock-based compensation plans that are described below. The compensation costs recorded in the condensed consolidated statement of operations for these plans were $0.2 million recovery and $1.5 million expense for the three and nine months ended September 30, 2008, respectively (2007 — $0.5 million expense and $1.5 million expense, respectively). No income tax benefit is recorded in the condensed consolidated statement of operations for these costs.

Stock Option Plan

The Company’s Stock Option Plan, which is shareholder approved, permits the grant of options to employees, directors and consultants.

The Company’s policy is to issue new shares from treasury to satisfy stock options which are exercised.

The weighted average fair value of all common share options, excluding those in excess of cap limits discussed below, granted to employees for the three and nine months ended September 30, 2008 at the date of grant was $2.21 per share and $2.26 per share, respectively (2007 — $1.44 per share and $1.46 per share, respectively). The Company utilizes a Binomial Model to determine the fair value of common share options at the grant date. The following assumptions were used:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Average risk-free interest rate	3.22%	4.48%	3.30%	4.60%
Expected option life (in years)	4.72 - 4.75	2.74 - 5.44	3.49 - 4.75	2.74 - 5.44
Expected volatility	61%	61%	61% - 62%	61%
Annual termination probability	10.40% - 11.20%	9.52% - 11.87%	0% - 11.20%	9.52% -11.87%
Dividend yield	0%	0%	0%	0%

As the Company stratifies its employees into two groups in order to calculate fair value under the Binomial Model, ranges of assumptions used are presented for expected option life and annual termination probability. The Company uses historical data to estimate option exercise and employee termination within the valuation model; various groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected volatility rate is estimated based on the Company’s historical share-price volatility. The Company utilizes an expected term method to determine expected option life based on such data as vesting periods of awards, historical data that includes past exercise and post-vesting cancellations and stock price history.

As at September 30, 2008, the Company has reserved a total of 8,692,459 (December 31, 2007— 6,837,157) common shares for future issuance under the Stock Option Plan, of which options in respect of 5,809,641 common shares are outstanding at September 30, 2008. The total number of shares reserved for future issuance at September 30, 2008 reflects certain amendments to the Stock Option Plan approved by the shareholders at the Company’s Annual and Special Meeting of Shareholders on June 18, 2008. All awards of stock options are made at fair market value of the Company’s common shares on the date of grant. “Fair Market Value” of a common share on a given date means the higher of the closing price of a common share on the grant date (or the most recent trading date if the grant date is not a trading date) on the NASDAQ Global Market, the Toronto Stock Exchange (the “TSX”) and such national exchange, as may be designated by the Company’s Board of Directors. The options generally vest between one and five years and expire 10 years or fewer from the date granted. The Stock Option Plan provides that

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

vesting will be accelerated if there is a change of control, as defined in the plan. At September 30, 2008, options in respect of 4,345,087 common shares were vested and exercisable.

The following table summarizes certain information in respect of option activity under the Stock Option Plan for the periods ended September 30:

			Weighted Average
			Exercise Price
	Number of Shares		per Share
	2008	2007	2008	2007

Options outstanding, beginning of year	5,908,080	5,100,995	$6.71	$7.12
Granted	524,663	754,861	6.80	4.21
Exercised	(312,776)	(52,500)	3.59	2.82
Forfeited	(67,808)	(35,525)	5.94	7.79
Expired	(158,000)	(28,000)	23.95	18.45
Cancelled	(84,518)	(41,251)	7.84	16.00

Options outstanding, end of period	5,809,641	5,698,580	6.41	6.65

Options exercisable, end of period	4,345,087	4,566,568	6.53	6.93

During the three and nine months ended September 30, 2008, the Company cancelled 5,967 and 84,518 stock options, respectively from its Stock Option Plan (2007 — 24,826 and 41,251, respectively) surrendered by Company employees for $nil consideration. Compensation cost recognized up to the cancellation date was not reversed for options cancelled.

As at September 30, 2008, 5,417,067 options were fully vested or are expected to vest with a weighted average exercise price of $6.43, aggregate intrinsic value of $4.2 million and weighted average remaining contractual life of 3.8 years. As at September 30, 2008, options that are exercisable have an intrinsic value of $3.5 million and a weighted average remaining contractual life of 3.3 years. The intrinsic value of options exercised in the three and nine months ended September 30, 2008 was $0.2 million and $1.1 million, respectively (2007 — $0.1 million and $0.1 million, respectively).

In the fourth quarter of 2006, the Company determined it had exceeded, by approximately 1.6% (of which nil were granted in 2007), certain cap limits for grants set by its Stock Option Plan. The options issued in excess of the cap limits were treated as liability-based awards commencing in the third quarter of 2006 as the Company determined it intended to settle the options in cash. The fair value of the options were recalculated each period. For purposes of calculating the fair value of the liability awards in the first quarter of 2007, the Company accelerated the accounting vesting period to March 31, 2007 in order to align with the expected service period of the options. Immediately before the settlement date, the Company had accrued a liability of $0.7 million. For the three and nine months ended September 30, 2007, the Company recorded an expense of $nil and $0.4 million, respectively, related to these options. In June 2007, 195,286 options were voluntarily surrendered by the Company’s Co-Chief Executive Officers (the “Co-CEOs”) and members of the Board of Directors for no consideration. As a result $0.2 million in accrued liabilities was credited to Other Equity and the Company settled the remaining options for cash of $0.5 million.

Options to Non-Employees

There were no common share options granted to non-employees during the three and nine months ended September 30, 2008 and during the three months ended September 30, 2007. During the nine months ended

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

September 30, 2007, an aggregate of 129,145 common share options to purchase the Company’s common stock with an average exercise price of $4.53 were granted to certain advisors and strategic partners of the Company. These options have a maximum contractual life of six years. The option vesting ranges from immediately to two years. These options were granted under the Stock Option Plan.

As at September 30, 2008, non-employee options outstanding amounted to 203,439 options (2007 — 245,804) with a weighted average exercise price of $7.41 (2007 — $6.43). 163,344 options (2007 — 142,249) were exercisable with an average weighted exercise price of $8.11 (2007 — $7.49) and the vested options have an aggregate intrinsic value of less than $0.1 million (2007 — less than $0.1 million). The weighted average fair value of options granted to non-employees during the nine months ended September 30, 2007 at the date of grant was $2.08 per share utilizing a Binomial Model with the following underlying assumptions for periods ended September 30:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Average risk-free interest rate	N/A	N/A	N/A	4.97%
Contractual option life	N/A	N/A	N/A	6 years
Average expected volatility	N/A	N/A	N/A	61%
Dividend yield	N/A	N/A	N/A	0%

For the three and nine months ended September 30, 2008, the Company recorded a charge of less than $0.1 million and $0.1 million, respectively (2007 — less than $0.1 million and $0.1 million, respectively) to film cost of sales related to the non-employee stock options.

Restricted Common Shares

Under the terms of certain employment agreements dated July 12, 2000, the Company is required to issue either 160,000 restricted common shares or pay their cash equivalent. The restricted shares are required to be issued, or payment of their cash equivalent, upon request by the employees at any time. The aggregate intrinsic value of the awards outstanding at September 30, 2008 is $0.9 million (December 31, 2007 — $1.1 million). The Company accounts for the obligation as a liability, which is classified within accrued liabilities. The Company has recorded a recovery of $0.1 million for the three and nine months ended September 30, 2008 (2007 — less than $0.1 million recovery and $0.1 million expense, respectively) due to the changes in the Company’s stock price during the period.

Stock Appreciation Rights

There were no stock appreciation rights (“SARs”) granted during the three and nine months ended September 30, 2008. In the first quarter of 2007, 600,000 SARs with a weighted average exercise price of $4.34 per right were granted to certain Company executives. As at September 30, 2008, there were 2,280,000 SARs outstanding, of which 900,000 SARs were exercisable. The SARs vesting ranges from immediately to five years. The SARs were measured at fair value at the date of grant and are remeasured each period until settled. At September 30, 2008, the SARs had an average fair value of $1.90 per right (December 31, 2007 — $2.62). The Company accounts for the obligation of these SARs as a liability, which is classified within accrued liabilities. The Company has recorded a $0.3 million recovery and $0.9 million charge for the three and nine months ended September 30, 2008, respectively

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

(2007 — $0.3 million charge and $0.5 million charge, respectively) to selling, general and administrative expenses related to these SARs. The following assumptions were used for measuring the fair value of the SARs:

	As at	As at
	September 30,	December 31,
	2008	2007

Average risk-free interest rate	3.05%	3.65%
Expected option life (in years)	0.98 - 4.76	0 - 5.76
Expected volatility	61%	62%
Annual termination probability	0% - 11.20%	0% - 11.20%
Dividend yield	0%	0%

Warrants to Non-Employees

There were no warrants issued during the three and nine months ended or outstanding as at September 30, 2008 and 2007.

(b)	Loss per Share

Reconciliations of the numerator and denominator of the basic and diluted per-share computations are comprised of the following:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Net loss from continuing operations applicable to common shareholders	$(2,107)	$(7,344)	$(24,559)	$(16,429)

Weighted average number of common shares (000’s):
Issued and outstanding, beginning of period	43,415	40,288	40,423	40,286
Weighted average number of shares issued during the period	23	22	1,603	8

Weighted average number of shares used in computing basic loss per share	43,438	40,310	42,026	40,294

Weighted average number of shares used in computing diluted loss per share	43,438	40,310	42,026	40,294

The calculation of diluted loss per share for the three and nine months ended September 30, 2008 and 2007 excludes all shares that are issuable upon exercise of options as the impact of these exercises would be antidilutive.

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

(c)	Shareholders’ Deficiency

The following summarizes the movement of Shareholders’ Deficiency for the nine months ended September 30, 2008:

Balance as at December 31, 2007	$(85,370)
Sale of common shares (net of issuance costs of $0.3 million) to The Douglas Group	17,681
Issuance of common shares for stock options exercised	1,123
Net loss	(24,559)
Adjustment to other equity for employee stock options expensed	655
Adjustment to other equity for non-employee stock options expensed	79
Adjustment to capital stock for stock options exercised	246
Adjustment to other equity for stock options exercised	(246)
Adjustments to accumulated other comprehensive income to amortize the prior service credits related to pensions	(136)

Balance as at September 30, 2008	$(90,527)

The following summarizes the changes in the number of common shares and related book value:

	Number of Shares,		Book Value
	As at	As at	As at	As at
	September 30,	December 31,	September 30,	December 31,
	2008	2007	2008	2007

Beginning of period, January 1	40,423,074	40,285,574	$122,455	$122,024
Private placement (net of issuance costs of $0.3 million)	2,726,447	—	17,681	—
Stock options exercised	312,776	137,500	1,369	431

End of period	43,462,297	40,423,074	$141,505	$122,455

(d)	Sale of Company’s Common Shares

On May 5, 2008, the Company entered into an agreement with the Douglas family, the Company’s largest shareholder, for the private placement of 2,726,447 of the Company’s common shares for a total purchase price of $18.0 million, or approximately $6.60 per share, reflecting the market price of the shares at the time. The Douglas family, which now owns 19.9% of the Company’s common shares, has agreed to a five-year standstill with the Company whereby it agreed to refrain from certain activities such as increasing its percentage ownership in the Company and entering into various arrangements with the Company, such as fundamental or change-of-control transactions. The Company has granted the Douglas family registration rights in connection with the newly-acquired shares. The Company has accrued issuance and registration costs of $0.3 million with respect to this placement. The private placement closed on May 8, 2008.

14.	Segmented Information

The Company has six reportable segments identified by category of product sold or service provided: IMAX systems; film production and IMAX DMR; film distribution; film post-production; theater operations; and other. The IMAX systems segment designs, manufactures, sells or leases and maintains IMAX theater projection system

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

equipment. The film production and IMAX DMR segment produces films and performs film re-mastering services. The film distribution segment distributes films for which the Company has distribution rights. The film post-production segment provides film post-production and film print services. The theater operations segment owns and operates six IMAX theaters. The other segment includes camera rentals and other miscellaneous items. The accounting policies of the segments are the same as those described in note 2 to the audited consolidated financial statements included in the Company’s 2007 Form 10-K.

Transactions between the film production and IMAX DMR segment and the film post-production segment are valued at exchange value. Inter-segment profits are eliminated upon consolidation, as well as for the disclosures below.

Transactions between other segments are not significant.

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Revenue
IMAX systems	$14,133	$14,940	$37,188	$42,042
Films
Production and IMAX DMR	9,174	6,246	14,580	14,640
Distribution	2,412	2,548	7,472	8,649
Post-production	1,433	744	4,955	3,290
Theater operations	5,527	4,132	11,520	12,442
Other	788	958	2,446	2,466

Total	$33,467	$29,568	$78,161	$83,529

Gross margins
IMAX systems	$6,989	$7,265	$19,048	$22,907
Films
Production and IMAX DMR	6,282	290	6,012	4,218
Distribution	538	1,223	2,658	3,521
Post-production	355	295	2,740	1,529
Theater operations	809	440	307	1,283
Other	51	338	263	245

Total	$15,024	$9,851	$31,028	$33,703

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

	September 30,	December 31,
	2008	2007

Assets
IMAX systems	$182,341	$164,588
Films
Production and IMAX DMR	32,837	26,073
Distribution	6,416	5,239
Post-production	10,697	5,094
Theater operations	3,178	3,733
Other	2,815	3,255

Total	$238,284	$207,982

15.	Discontinued Operations

(a)	Rhode Island Providence Theater

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

On December 23, 2003, the Company closed its owned and operated Miami IMAX theater. The Company completed its abandonment of assets and removal of its projection system from the theater in the first quarter of 2004 with no financial impact. The Company was involved in an arbitration proceeding with the landlord of the theater with respect to the amount owing to the landlord by the Company for lease and guarantee obligations. The amount of loss to the Company had been estimated between $0.9 million and $2.3 million. Prior to 2006, the Company paid out $0.8 million with respect to amounts owing to the landlord. The Company paid out an additional $0.1 million and also accrued $0.8 million in net loss from discontinued operations related to the Miami IMAX theater in the third quarter of 2006. On January 5, 2007, as a result of a settlement negotiated between both parties, the Company paid out a final $0.8 million, extinguishing its obligations to the landlord. This final payment of $0.8 million was accrued by the Company in 2006.

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

On May 4, 2007, the Company amended the SERP to provide for the determination of benefits to be 75% of the member’s best average 60 consecutive months of earnings over the member’s employment history. The actuarial liability was remeasured to reflect this amendment. The amendment resulted in a $1.0 million increase to the pension liability and a corresponding $1.0 million charge to other comprehensive income. As at September 30, 2008, one of the Co-CEO’s benefits were 100% vested and the other Co-CEO’s benefits were approximately 90.9% vested.

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

The amounts accrued for the SERP are determined as follows:

Nine Months
Ended
September 30,
2008

Projected benefit obligation:
Obligation, beginning of period	$27,136
Service cost	595
Interest cost	938
Amendments	—
Actuarial (gain) loss	—

Obligation, end of period and unfunded status	$28,669

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

The following table provides disclosure of pension expense for the SERP for periods ended September 30:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Service cost	$199	$172	$595	$518
Interest cost	312	372	938	1,050
Amortization of prior service credits	(62)	—	(186)	—

Pension expense	$449	$544	$1,347	$1,568

The accumulated benefit obligation for the SERP was $28.7 million at September 30, 2008 and $27.1 million at December 31, 2007.

The following amounts were included in accumulated other comprehensive income and will be recognized as components of net periodic benefit cost in future periods:

	As at	As at
	September 30,	December 31,
	2008	2007

Prior service costs (credits)	$84	$(102)
Unrecognized actuarial gain	(1,069)	(1,069)

	$(985)	$(1,171)

No contributions are expected to be made for the SERP during 2008.

The Company expects that the following benefit payments will be made as per the current SERP assumptions and the terms of the SERP in each of the next five years, though there can be no assurances that such benefit payments will be made in the years provided:

2008	$—
2009	—
2010	32,135	(1)
2011	—
2012	—

(1)	Each of the Co-CEOs shall receive a lump sum payment in 2010 provided his employment terminates other than for cause on or after August 1, 2010. The SERP assumptions include the payment of a lump sum payment.

At the time the Company established the SERP, it also took out life insurance policies on its two Co-CEOs with coverage amounts of $21.5 million in aggregate to which the Company is the beneficiary. The Company may use the cash surrender value proceeds of the life insurance policies taken on its Co-CEOs towards the benefits due and payable under the SERP, although there can be no assurance that the Company will ultimately do so. At September 30, 2008, the cash surrender value of the insurance policies is $6.0 million (December 31, 2007 — $5.2 million) and has been included in other assets.

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

(b)	Defined Contribution Plan

The Company also maintains defined contribution pension plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During the three and nine months ended September 30, 2008, the Company contributed and expensed an aggregate of $0.2 million and $0.7 million, respectively (2007 — $0.2 million and $0.6 million, respectively), to its Canadian plan and an aggregate of less than $0.1 million and $0.1 million, respectively (2007 — less than $0.1 million and $0.1 million, respectively), to its defined contribution employee pension plan under Section 401(k) of the U.S. Internal Revenue Code.

(c)	Postretirement Benefits

The Company has an unfunded postretirement plan covering its two Co-CEOs. The plan provides that the Company will maintain health benefits for the Co-CEOs until they become eligible for medicare and, thereafter, the Company will provide Medicare supplement coverage as selected by the Co-CEOs. The postretirement benefits obligation as at September 30, 2008 is $0.4 million (December 31, 2007 — $0.4 million). The Company has expensed less than $0.1 million and less than $0.1 million for the three and nine months ended September 30, 2008, respectively (2007 — less than $0.1 million and less than $0.1 million, respectively).

17.	Impact of Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities that are not remeasured at fair value on a recurring basis until fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FASB Staff Position 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The Company is currently evaluating the potential impact of this statement on its non-financial assets and non-financial liabilities included in the consolidated financial statements. For financial assets and financial liabilities, SFAS 157, as amended by SFAS 157-3, was effective for the Company on January 1, 2008 as disclosed in Note 2.

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

The Company is exposed to market risk from changes in foreign currency rates. A majority portion of the Company’s revenues is denominated in U.S. dollars while a substantial portion of its costs and expenses are denominated in Canadian dollars. A portion of the net U.S. dollar cash flows of the Company is periodically converted to Canadian dollars to fund Canadian dollar expenses through the spot market. In Japan, the Company has ongoing operating expenses related to its operations. Net Japanese yen cash flows are converted to U.S. dollars generally through the spot market. The Company also has cash receipts under leases denominated in Japanese yen, Canadian dollar and Euros which are converted to U.S. dollars generally through the spot market. As at September 30, 2008, no foreign currency forward contracts were outstanding. The Company does not use financial instruments for trading or other speculative purposes.

19.	Supplemental Consolidating Financial Information

The Company’s Senior Notes are fully and unconditionally guaranteed, jointly and severally by specific wholly-owned subsidiaries of the Company (the “Guarantor Subsidiaries”). The main Guarantor Subsidiaries are David Keighley Productions 70MM Inc., Sonics Associates Inc., and the subsidiaries that own and operate certain theaters. These guarantees are full and unconditional. The information under the column headed “Non-Guarantor Subsidiaries” relates to the following subsidiaries of the Company: IMAX Japan Inc. and IMAX B.V. (the “Non-Guarantor Subsidiaries”), which have not provided any guarantees of the Senior Notes.

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

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

Supplemental condensed consolidating balance sheets as at September 30, 2008:

				Adjustments
	IMAX	Guarantor	Non-Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Assets
Cash and cash equivalents	$29,272	$7,677	$702	$—	$37,651
Accounts receivable	19,977	5,051	185	—	25,213
Financing receivables	56,566	617	—	—	57,183
Inventories	18,872	98	82	—	19,052
Prepaid expenses	2,526	368	23	—	2,917
Intercompany receivables	15,185	46,671	12,679	(74,535)	—
Film assets	3,178	—	—	—	3,178
Property, plant and equipment	35,871	833	1	—	36,705
Other assets	15,048	—	—	—	15,048
Goodwill	39,027	—	—	—	39,027
Other intangible assets	2,310	—	—	—	2,310
Investments in subsidiaries	40,829	—	—	(40,829)	—

Total assets	$278,661	$61,315	$13,672	$(115,364)	$238,284

Liabilities
Bank Indebtedness	$20,000	$—	$—	$—	$20,000
Accounts payable	12,366	4,366	27	—	16,759
Accrued liabilities	58,611	5,898	35	—	64,544
Intercompany payables	54,216	37,088	7,552	(98,856)	—
Deferred revenue	64,415	2,956	137	—	67,508
Senior Notes due 2010	160,000	—	—	—	160,000

Total liabilities	$369,608	$50,308	$7,751	$(98,856)	$328,811

Shareholders’ deficit
Capital stock	$141,505	$—	$117	$(117)	$141,505
Other equity	3,542	46,960	—	(45,926)	4,576
Retained earnings (deficit)	(237,966)	(35,339)	5,804	29,535	(237,966)
Accumulated other comprehensive income (loss)	1,972	(614)	—	—	1,358

Total shareholders’ equity (deficiency)	$(90,947)	$11,007	$5,921	$(16,508)	$(90,527)

Total liabilities & shareholders’ equity (deficiency)	$278,661	$61,315	$13,672	$(115,364)	$238,284

In certain Guarantor Subsidiaries, accumulated losses have exceeded the original investment balance. As a result of applying equity accounting, the parent company has consequently reduced intercompany receivable balances with respect to these Guarantor Subsidiaries in the amounts of $40.8 million as at September 30, 2008.

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

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

Supplemental condensed consolidating statements of operations for the three months ended September 30, 2008:

				Adjustments
	IMAX	Guarantor	Non-Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues
Equipment and product sales	$7,223	$116	$2	$(187)	$7,154
Services	15,763	6,908	199	(168)	22,702
Rentals	2,487	20	31	(6)	2,532
Finance income	1,069	10	—	—	1,079
Other revenues	(77)	(182)	—	259	—

	26,465	6,872	232	(102)	33,467

Cost of goods sold, services and rentals
Equipment and product sales	4,278	(45)	1	(137)	4,097
Services	6,859	5,903	40	(147)	12,655
Rentals	1,691	—	—	—	1,691
Other	—	(182)	—	182	—

	12,828	5,676	41	(102)	18,443

Gross margin	13,637	1,196	191	—	15,024
Selling, general and administrative expenses	10,025	415	70	—	10,510
Research and development	1,619	—	—	—	1,619
Amortization of intangibles	119	—	—	—	119
(Income) loss from equity-accounted investees	(894)	—	—	894	—
Receivable provisions, net of recoveries	265	—	—	—	265

Earnings (loss) from operations	2,503	781	121	(894)	2,511
Interest income	82	—	—	—	82
Interest expense	(4,472)	1	—	—	(4,471)

(Loss) earnings from continuing operations before income taxes	(1,887)	782	121	(894)	(1,878)
Provision for income taxes	(220)	(9)	—	—	(229)

Net (loss) earnings	$(2,107)	$773	$121	$(894)	$(2,107)

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

Supplemental condensed consolidating statements of operations for the nine months ended September 30, 2008:

				Adjustments
	IMAX	Guarantor	Non-Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues
Equipment and product sales	$18,306	$376	$7	$(600)	$18,089
Services	33,871	16,530	627	(513)	50,515
Rentals	5,880	146	57	(371)	5,712
Finance income	3,205	29	—	—	3,234
Other revenues	16	(568)	—	1,163	611

	61,278	16,513	691	(321)	78,161

Cost of goods sold, services and rentals
Equipment and product sales	10,593	(130)	3	(438)	10,028
Services	20,038	13,848	184	(451)	33,619
Rentals	3,388	—	—	—	3,388
Other	98	(568)	—	568	98

	34,117	13,150	187	(321)	47,133

Gross margin	27,161	3,363	504	—	31,028
Selling, general and administrative expenses	33,132	957	60	—	34,149
Research and development	6,155	—	—	—	6,155
Amortization of intangibles	389	—	—	—	389
(Income) loss from equity-accounted investees	(7,959)	—	—	7,959	—
Receivable provisions, net of (recoveries)	6,236	(5,122)	—	—	1,114

(Loss) earnings from operations	(10,792)	7,528	444	(7,959)	(10,779)
Interest income	281	—	1	—	282
Interest expense	(13,309)	2	—	—	(13,307)

(Loss) earnings from continuing operations before income taxes	(23,820)	7,530	445	(7,959)	(23,804)
Provision for income taxes	(739)	(16)	—	—	(755)

Net (loss) earnings	$(24,559)	$7,514	$445	$(7,959)	$(24,559)

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

Supplemental condensed consolidating statements of operations for the three months ended September 30, 2007:

				Adjustments
	IMAX	Guarantor	Non-Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
		(note 15(a))

Revenues
Equipment and product sales	$7,873	$—	$7	$(9)	$7,871
Services	12,986	5,033	164	(447)	17,736
Rentals	2,009	(15)	9	—	2,003
Finance income	1,194	14	—	—	1,208
Other revenues	750	—	—	—	750

	24,812	5,032	180	(456)	29,568

Cost of goods sold, services and rentals
Equipment and product sales	5,360	—	5	(9)	5,356
Services	9,469	4,607	88	(447)	13,717
Rentals	613	—	—	—	613
Other	31	—	—	—	31

	15,473	4,607	93	(456)	19,717

Gross margin	9,339	425	87	—	9,851
Selling, general and administrative expenses (recovery)	10,143	262	(150)	—	10,255
Research and development	1,563	—	—	—	1,563
Amortization of intangibles	129	—	—	—	129
(Income) loss from equity-accounted investees	(219)	—	—	219	—
Receivable provisions, net of (recoveries)	718	—	—	—	718

(Loss) earnings from operations	(2,995)	163	237	(219)	(2,814)
Interest income	194	—	—	—	194
Interest expense	(4,342)	1	—	—	(4,341)

(Loss) earnings from continuing operations before income taxes	(7,143)	164	237	(219)	(6,961)
Provision for income taxes	(379)	(4)	—	—	(383)

(Loss) earnings from continuing operations	(7,522)	160	237	(219)	(7,344)
Loss from discontinued operations	—	(178)	—	—	(178)

Net (loss) earnings	$(7,522)	$(18)	$237	$(219)	$(7,522)

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

Supplemental condensed consolidating statements of operations for the nine months ended September 30, 2007:

				Adjustments
	IMAX	Guarantor	Non-Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
		(note 15(a))

Revenues
Equipment and product sales	$21,696	$627	$11	$(607)	$21,727
Services	35,550	16,878	489	(1,940)	50,977
Rentals	4,868	70	22	—	4,960
Finance income	3,499	77	—	—	3,576
Other revenues	2,289	—	—	—	2,289

	67,902	17,652	522	(2,547)	83,529

Cost of goods sold, services and rentals
Equipment and product sales	13,113	598	9	(607)	13,113
Services	21,605	14,884	210	(1,940)	34,759
Rentals	1,904	—	—	—	1,904
Other	50	—	—	—	50

	36,672	15,482	219	(2,547)	49,826

Gross margin	31,230	2,170	303	—	33,703
Selling, general and administrative expenses	30,897	751	77	—	31,725
Research and development	4,180	—	—	—	4,180
Amortization of intangibles	406	—	—	—	406
(Income) loss from equity-accounted investees	(1,314)	—	—	1,314	—
Receivable provisions, net of (recoveries)	695	(2)	—	—	693

(Loss) earnings from operations	(3,634)	1,421	226	(1,314)	(3,301)
Interest income	599	48	—	—	647
Interest expense	(12,966)	1	—	—	(12,965)

(Loss) earnings from continuing operations before income taxes	(16,001)	1,470	226	(1,314)	(15,619)
Provision for income taxes	(797)	(13)	—	—	(810)

(Loss) earnings from continuing operations	(16,798)	1,457	226	(1,314)	(16,429)
Loss from discontinued operations	—	(369)	—	—	(369)

Net (loss) earnings	$(16,798)	$1,088	$226	$(1,314)	$(16,798)

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

Supplemental condensed consolidating statements of cash flows for the nine months ended September 30, 2008:

				Adjustments
	IMAX	Guarantor	Non-Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Cash provided by (used in):
Operating Activities
Net (loss) earnings	$(24,559)	$7,514	$445	$(7,959)	$(24,559)
Gain on sale of property, plant and equipment	(43)	—	—	—	(43)
Items not involving cash:
Depreciation and amortization	12,610	189	—	—	12,799
Write-downs (recoveries)	6,946	(5,122)	—	—	1,824
(Income) loss from equity-accounted investees	(7,959)	—	—	7,959	—
Change in deferred income taxes	51	—	—	—	51
Stock and other non-cash compensation	2,821	—	—	—	2,821
Foreign currency exchange loss	722	—	—	—	722
Change in cash surrender value of life insurance	(251)	—	—	—	(251)
Investment in film assets	(7,038)	—	—	—	(7,038)
Changes in other non-cash operating assets and liabilities	8,814	(5,009)	(114)	5,039	8,730

Net cash (used in) provided by operating activities	(7,886)	(2,428)	331	5,039	(4,944)

Investing Activities
Investment in joint revenue sharing equipment	(9,580)	—	—	—	(9,580)
Purchase of property, plant and equipment	(2,115)	(208)	(2)	—	(2,325)
Proceeds on sale of property, plant and equipment	43	—	—	—	43
Acquisition of other assets	(835)	—	—	—	(835)
Acquisition of other intangible assets	(322)	—	—	—	(322)
Investment in subsidiaries	—	5,039	—	(5,039)	—

Net cash (used in) provided by investing activities	(12,809)	4,831	(2)	(5,039)	(13,019)

Financing Activities
Increase in bank indebtedness	20,000	—	—	—	20,000
Common shares issued — private offering, net	17,931	—	—	—	17,931
Common shares issued — stock options exercised	1,123	—	—	—	1,123

Net cash provided by financing activities	39,054	—	—	—	39,054

Effects of exchange rate changes on cash	(269)	(55)	(17)	—	(341)

Increase in cash and cash equivalents, during the period	18,090	2,348	312	—	20,750
Cash and cash equivalents, beginning of period	11,182	5,329	390	—	16,901

Cash and cash equivalents, end of period	$29,272	$7,677	$702	$—	$37,651

IMAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars unless otherwise stated)
(Unaudited)

Supplemental condensed consolidating statements of cash flows for the nine months ended September 30, 2007:

				Adjustments
	IMAX	Guarantor	Non-Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
		(note 15(a))

Cash provided by (used in):
Operating Activities
Net (loss) earnings	$(16,798)	$1,088	$226	$(1,314)	$(16,798)
Net loss from discontinued operations	—	369	—	—	369
Items not involving cash:
Depreciation and amortization	12,468	310	16	—	12,794
Write-downs (recoveries)	695	(2)	—	—	693
(Income) loss from equity-accounted investees	(1,314)	—	—	1,314	—
Change in deferred income taxes	(224)	—	—	—	(224)
Stock and other non-cash compensation	3,059	—	—	—	3,059
Foreign currency exchange gain	(1,125)	—	—	—	(1,125)
Accrued interest on short-term investments	(10)	—	—	—	(10)
Change in cash surrender value of life insurance	(202)	—	—	—	(202)
Investment in film assets	(8,165)	—	—	—	(8,165)
Changes in other non-cash operating assets and liabilities	8,287	(2,274)	(29)	—	5,984
Net cash used in operating activities from discontinued operations	—	(1,144)	—	—	(1,144)

Net cash (used in) provided by operating activities	(3,329)	(1,653)	213	—	(4,769)

Investing Activities
Purchases of short-term investments	(6,457)	—	—	—	(6,457)
Proceeds from maturities of short-term investments	6,390	—	—	—	6,390
Purchase of property, plant and equipment	(1,196)	(135)	(2)	—	(1,333)
Acquisition of other assets	(717)	—	—	—	(717)
Acquisition of other intangible assets	(351)	—	—	—	(351)

Net cash used in investing activities	(2,331)	(135)	(2)	—	(2,468)

Financing Activities
Financing costs related to Senior Notes due 2010	(2,084)	—	—	—	(2,084)
Common shares issued — stock options exercised	148	—	—	—	148

Net cash used in financing activities	(1,936)	—	—	—	(1,936)

Effects of exchange rate changes on cash	46	(18)	3	—	31

(Decrease) increase in cash and cash equivalents, during the period	(7,550)	(1,806)	214	—	(9,142)
Cash and cash equivalents, beginning of period	16,402	8,556	165	—	25,123

Cash and cash equivalents, end of period	$8,852	$6,750	$379	$—	$15,981

IMAX CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The principal business of IMAX Corporation, together with its wholly-owned subsidiaries (the “Company”) is the design, manufacture, sale or lease of theater systems based on proprietary and patented technology for large-format 15 — perforation film frame, 70mm format (“15/70 format”) theaters, as well as for large format digitally-based theaters, including commercial theaters, museums and science centers, and destination entertainment sites. At September 30, 2008, there were 320 IMAX theaters (200 commercial, 120 institutional) operating in 42 countries, compared to 296 (177 commercial, 119 institutional) theatres in 40 countries at September 30, 2007. Included among these 320 theaters, operating at September 30, 2008 are 14 theaters which use the Company’s proprietary digital projectors, all in commercial settings. To date, the Company has installed 35 digital projection systems.

The Company derives revenue principally from the sale or long-term lease of its theater systems and associated maintenance and extended warranty services, the provision of film production and digital re-mastering services, the distribution of certain films, and the provision of post-production services. The Company also derives revenue from theaters it either owns or operates, the rental of its equipment, the provision of aftermarket parts for its system components and its joint revenue sharing arrangements.

Important factors that the Company’s Co-Chief Executive Officers (“Co-CEOs”) use in assessing the Company’s business and prospects include the signing of new theater systems arrangements, revenue, gross margins from the Company’s operating segments, earnings from operations as adjusted for unusual items that the Company views as non-recurring and the success of strategic initiatives such as the securing of new film projects, particularly IMAX DMR films, and the subsequent performance of such films, the signing and financial performance of joint revenue sharing arrangements and the progress of the Company’s roll-out of its proprietary digital projectors, which commenced in the third quarter of 2008, and the development of related technologies.

Theater Systems

The Company provides its theater systems to customers on a sale or long-term lease basis, typically with initial terms of 7 to 20 years. These agreements typically provide for three major sources of cash flows: initial fees, ongoing fees (which include a fixed minimum amount per annum and contingent fees in excess of the minimum payments) and maintenance and extended warranty fees. The initial fees vary depending on the system configuration and location of the theater and generally are paid to the Company in installments commencing upon the signing of the agreement. Finance income is derived over the term of the sale or sales-type lease arrangement as the unearned income on the financed sales or sales-type leases is earned. Ongoing fees are paid monthly over the term of the contract, commencing after the theater system has been installed and opened and are generally equal to the greater of a fixed minimum amount per annum and a percentage of box-office receipts. An annual maintenance and extended warranty fee is generally payable commencing in the second year of theater operations. Ongoing fees and maintenance and extended warranty fees are typically indexed to the local consumer price index.

The Company is increasingly offering certain commercial clients joint revenue sharing arrangements, in which the Company receives a portion of a theater’s box-office and concession revenue in exchange for placing a theater system at the theater operator’s venue. As at September 30, 2008, 26 joint revenue sharing theater systems were in operation.

Revenue on theater system arrangements are recognized at a different time from when cash is collected. See “Critical Accounting Policies” below for further discussion on the Company’s revenue recognition policies.

Sales Backlog

The Company’s sales backlog will vary from quarter to quarter depending on the signing of new theater system arrangements, which adds to backlog, and the installation and acceptance of theater systems and the settlement of contracts, both of which reduce backlog. Sales backlog typically represents the fixed contracted revenue under

IMAX CORPORATION

signed theater system sale and lease agreements that the Company believes will be recognized as revenue when the associated theater systems are installed and accepted. Sales backlog includes initial fees along with the present value of contractual ongoing fees due over the lease term, but excludes amounts allocated to maintenance and extended warranty revenues as well as fees in excess of ongoing contractual fees that may be received in the future. Operating leases and joint revenue sharing arrangements are assigned no value in the sales backlog. The value of sales backlog does not include revenue from long-term conditional theater commitments, theaters in which the Company has an equity interest, or letters of intent.

During the third quarter of 2008, the Company signed contracts for 11 theater systems which are included in backlog as at September 30, 2008; 3 under sales and sales-type lease arrangements valued at $4.5 million, 1 under a sales-type lease arrangement which is conditional, where conditions have not yet lapsed and 7 under joint revenue sharing arrangements, 2 of which are conditional and where conditions have not yet lapsed. During the third quarter of 2007, the Company signed contracts for 18 theater systems; 13 under sales and sales-type lease arrangements valued at $11.9 million and 5 under joint revenue sharing arrangements.

During the nine months ended September 30, 2008, the Company signed contracts for 83 theater systems, which are included in backlog as at September 30, 2008; 40 under sales and sales-type lease arrangements valued at $53.6 million, 1 under a sales-type lease arrangement which is conditional and where conditions have not yet lapsed and 42 under joint revenue sharing arrangements, 2 of which are conditional and where conditions have not yet lapsed. During the nine months ended September 30, 2007, the Company signed contracts for 37 theater systems; 27 theater systems under sales and sales-type lease arrangements valued at $31.7 million and 10 under joint revenue sharing arrangements.

At September 30, 2008, the sales backlog included 238 theater systems consisting of arrangements for 106 sales and sales-type lease systems, valued at $149.2 million (including one theater system under a sales-type lease arrangement which is conditional and where conditions have not yet lapsed), and 132 theater systems under joint revenue sharing arrangements (including 2 theater systems which are conditional and where conditions have not yet lapsed), for which there is no assigned backlog value. In comparison, at September 30, 2007, the sales backlog included 90 theater systems consisting of arrangements for 83 sales and sales-type lease systems, valued at $126.4 million, and 7 theater systems under joint revenue sharing arrangements, for which there was no assigned backlog value. The Company believes that the contractual obligations for theater system installations that are listed in sales backlog are valid and binding commitments.

The following chart shows the number of the Company’s theater systems by configuration, opened theater network base and backlog as at September 30:

	2008
	2D			3D
		Theater			Theater
		Network			Network
	System	Base	Backlog	System	Base	Backlog

Flat Screen	IMAX	40	—	IMAX 3D GT	85	7
				IMAX 3D SR	49	4
				IMAX MPX	59	32
				IMAX DIGITAL	14	193
Dome Screen	IMAX Dome	67	2	IMAX 3D Dome	6	—

				Total	320	238

IMAX CORPORATION

	2007
	2D			3D
		Theater			Theater
		Network			Network
	System	Base	Backlog	System	Base	Backlog

Flat Screen	IMAX	41	2	IMAX 3D GT	87	10
				IMAX 3D SR	50	9
				IMAX MPX	44	54
				IMAX DIGITAL	—	13
Dome Screen	IMAX Dome	68	2	IMAX 3D Dome	6	—

				Total	296	90

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

The Company considers the following critical accounting policies to have the most significant effect on its estimates, assumptions and judgments:

Revenue Recognition

The Company generates revenue from various sources as follows:

•	Design, manufacture, sale and lease of proprietary theater systems for IMAX theaters principally owned and operated by commercial and institutional customers located in 42 countries as at September 30, 2008;

•	Placement of theater systems at venues in return for a portion of the theater’s box-office and concession revenue;

•	Production, digital re-mastering, post-production and/or distribution of certain films shown throughout the IMAX theater network;

•	Operation of certain IMAX theaters primarily in the United States and Canada;

•	Provision of other services to the IMAX theater network, including ongoing maintenance and extended warranty services for IMAX theater systems; and

•	Other activities, which includes short-term rental of cameras and aftermarket sales of projector system components.

IMAX CORPORATION

Multiple Element Arrangements

The Company’s revenue arrangements with certain customers may involve multiple elements consisting of a theater system (projector, sound system, screen system and, if applicable, 3D glasses cleaning machine); services associated with the theater system including theater design support, supervision of installation, and projectionist training; a license to use the IMAX brand; 3D glasses; maintenance and extended warranty services; and licensing of films. The Company evaluates all elements in an arrangement to determine which are considered typical deliverables for accounting purposes and which of the deliverables represent separate units of accounting based on the applicable accounting guidance in Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (“SFAS 13”); Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts” (“FTB 90-1”); Statement of Position 00-2, “Accounting by Producers or Distributors of Films” (“SOP 00-2”); and Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). If separate units of accounting are either required under the relevant accounting standards or determined to be applicable under EITF 00-21, the total consideration received or receivable in the arrangement is allocated based on the applicable guidance in the above noted standards.

Theater Systems

The Company has identified the projection system, sound system, screen system and, if applicable, 3D glasses cleaning machine, theater design support, supervision of installation, projectionist training and the use of the IMAX brand to be a single deliverable and a single unit of accounting (the “System Deliverable”). When an arrangement does not include all the elements of a System Deliverable, the elements of the System Deliverable included in the arrangement are considered by the Company to be a single deliverable and a single unit of accounting. The Company is not responsible for the physical installation of the equipment in the customer’s facility, however, the Company supervises the installation by the customer. The customer has the right to use the IMAX brand from the date the Company and the customer enter into an arrangement.

The Company’s System Deliverable arrangements involve either a lease or a sale of the theater system. The consideration in the Company’s arrangements consists of upfront or initial payments made before and after the final installation of the theater system equipment and ongoing payments throughout the term of the lease or over a period of time, as specified in the arrangement. The ongoing payments are the greater of an annual fixed minimum amount or a certain percentage of the theater box-office. Amounts received in excess of the annual fixed minimum amounts are considered contingent payments. The Company’s arrangements are non-cancellable, unless the Company fails to perform its obligations. In the absence of a material default by the Company, there is no right to any remedy for the customer under the Company’s arrangements. If a material default by the Company exists, the customer has the right to terminate the arrangement and seek a refund only if the customer provides notice to the Company of a material default and only if the Company does not cure the default within a specified period.

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

In certain sales arrangements for MPX theater systems, the Company provides customers with an option to acquire, for a specified period of time, digital upgrades (each upgrade consisting of a projector, certain sound system components and screen enhancements) at a fixed or variable discount towards a future price of such digital upgrades. At the current period-end, the Company has not yet established the fair value for such digital upgrades. Accordingly, the Company defers all consideration received and receivable under such arrangements, except for the amount allocated to maintenance and extended warranty services being provided to the customers for the installed system, until the maximum amount of the discount, if any, and the fair value of digital upgrades are determinable or the option expires, if applicable. When the maximum amount of the discount, if any, and the fair value of the digital upgrades are determinable, the Company allocates the actual or implied discount between the delivered MPX theater system and the option to acquire the digital upgrade ordered on a relative fair value basis and recognizes the discounted amount as revenue for the delivered MPX system, provided all of the other conditions for recognition of a theater system are met. The remaining consideration allocated to the digital upgrade is deferred until all of the conditions required for the recognition of revenue for the sale of a theater system have been met or the option expires, if applicable. Costs related to the installed MPX system for which revenue has not been recognized are included in inventories until the conditions for revenue recognition are met. The Company also provides customers, in certain cases, with sales arrangements for multiple systems consisting of a combination of MPX theater systems and complete digital theater systems for a specified price. The Company allocates the actual or implied discount between the delivered and undelivered theater systems on a relative fair value basis, provided all of the other conditions for recognition of a theater system are met.

Lease Arrangements

The Company uses the guidance in EITF Issue No. 01-8, “Determining Whether an Arrangement Contains a Lease” (“EITF 01-8”), to evaluate whether an arrangement is a lease within the scope of SFAS 13. Arrangements not within the scope of SFAS 13 are accounted for either as sales or services arrangements, as applicable.

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

Joint Revenue Sharing Arrangements

For joint revenue sharing arrangements, where the Company receives a portion of a theater’s box-office and concession revenue in exchange for placing a theater system at the theater operator’s venue, revenue is recognized when reported by the theater operator, provided that collection is reasonably assured. Revenue recognized related to these arrangements for the three and nine months ended September 30, 2008 included in rental revenue was $1.2 million and $2.0 million, respectively (2007 — $0.6 million and $1.6 million). The Company installed 14 systems under joint revenue sharing arrangements in the third quarter of 2008, including 8 which opened in September 2008. The revenue generated by these 14 systems was $0.1 million for the three and nine months ended September 30, 2008. As at September 30, 2008, 26 theaters were operating under joint revenue sharing arrangements, as compared to 9 last year.

Equipment and components allocated to be used in future joint revenue sharing arrangements, as well as direct labour costs and an allocation of direct production costs, are included in assets under construction until such equipment is installed and in working condition, at which time the equipment is depreciated on a straight-line basis over the lesser of the term of the joint revenue sharing arrangement and the equipment’s anticipated useful life.

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

In addition, since the introduction of the IMAX MPX theater system in 2003, the Company has agreed with several customers to convert their obligations for other theater system configurations that have not yet been installed to arrangements to acquire or lease the IMAX MPX theater system. Furthermore with the introduction of the IMAX Digital MPX theater system in July 2008, customers may request to convert their obligations from an IMAX MPX theater system. The Company considers these situations to be a termination of the previous arrangement and

IMAX CORPORATION

origination of a new arrangement for the MPX or Digital theater system. The Company continues to defer an amount of any initial fees received from the customer such that the aggregate of the fees deferred and the net present value of the future fixed initial and ongoing payments to be received from the customer equals the fair value of the IMAX MPX theater system to be leased or acquired by the customer. Any residual portion of the initial fees received from the customer for the terminated theater system is recorded in Other revenues at the time when the obligation for the original theater system is terminated and a new theater system arrangement is signed.

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

Maintenance and Extended Warranty Services

Maintenance and extended warranty services may be provided under a multiple element arrangement or as a separately priced contract. Revenues related to these services are deferred and recognized on a straight-line basis over the contract period and are recognized in Services revenues. Maintenance and extended warranty services includes maintenance of the customer’s equipment and replacement parts. Under certain maintenance arrangements, maintenance services may include additional training services to the customer’s technicians. All costs associated with this maintenance and extended warranty program are expensed as incurred. A loss on maintenance and extended warranty services is recognized in the period where the expected cost of providing the services under the contracts exceeds the revenue expected over the remainder of the term.

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

Other

Revenues on camera rentals are recognized in Rental revenue on a straight-line basis over the rental period.

Revenue from the sale of 3D glasses and after-market sales is recognized in Equipment and product sales revenue when the equipment has been delivered to the customer.

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

IMAX CORPORATION

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

IMAX CORPORATION

Pension Plan and Postretirement Benefit Obligations Assumptions

The Company’s pension plan and postretirement benefit obligations and related costs are calculated using actuarial concepts, within the framework of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). A critical assumption to this accounting is the discount rate. The Company evaluates this critical assumption annually or when otherwise required to by accounting standards. Other assumptions include factors such as expected retirement date, mortality rate, rate of compensation increase, and estimates of inflation.

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

Deferred Tax Asset Valuation

As at September 30, 2008, the Company had net deferred income tax assets of $nil (consisting of a gross deferred tax asset of $57.1 million and a valuation allowance of $57.1 million). The Company’s management assesses realization of its deferred tax assets based on all available evidence in order to conclude whether it is more likely than not that the deferred tax assets will be realized. Available evidence considered by the Company includes, but is not limited to, the Company’s historic operating results, projected future operating earnings results, reversing temporary differences, contracted sales backlog at September 30, 2008, changing business circumstances, and the ability to realize certain deferred tax assets through loss and tax credit carry-back strategies. At September 30, 2008, the Company has determined that based on the weight of the available evidence, both positive and negative, a full valuation allowance for the gross deferred tax assets was required.

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

Impact of Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities that are not remeasured at fair value on a recurring basis until fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FASB Staff Position 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.

IMAX CORPORATION

The Company is currently evaluating the potential impact of this statement on its non-financial assets and non-financial liabilities included in the consolidated financial statements. For financial assets and financial liabilities, SFAS 157, as amended by SFAS 157-3, was effective for the Company on January 1, 2008 as disclosed in note 2 to the accompanying condensed consolidated financial statements in Item 1.

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

IMAX CORPORATION

gain from discontinued operations in December 2007. The above transactions are reflected as discontinued operations as the continuing cash flows are not generated from either a migration or a continuation of activities.

(b)	Miami Theater

On December 23, 2003, the Company closed its owned and operated Miami IMAX theater. The Company completed its abandonment of assets and removal of its projection system from the theater in the first quarter of 2004 with no financial impact. The Company was involved in an arbitration proceeding with the landlord of the theater with respect to the amount owing to the landlord by the Company for lease and guarantee obligations. The amount of loss to the Company had been estimated at between $0.9 million and $2.3 million. Prior to 2006, the Company paid out $0.8 million with respect to amounts owing to the landlord. The Company paid out an additional $0.1 million and also accrued $0.8 million in net loss from discontinued operations related to the Miami IMAX theater in the third quarter of 2006. On January 5, 2007, as a result of a settlement negotiated between both parties, the Company paid out a final $0.8 million, extinguishing its obligations to the landlord. This final payment of $0.8 million was accrued by the Company in 2006.

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

Three Months Ended September 30, 2008 Versus Three Months Ended September 30, 2007

The Company reported a net loss before income taxes of $1.9 million or $0.04 per share on a diluted basis and a net loss after taxes of $2.1 million or $0.05 per share on a diluted basis for the third quarter of 2008. For the third quarter of 2007, the Company reported a net loss before income taxes of $7.0 million or $0.17 per share on a diluted basis and net loss after taxes of $7.3 million or $0.18 per share on a diluted basis.

Revenue

The Company’s revenues for the third quarter of 2008 increased by 13.2% to $33.5 million from $29.6 million in the same period last year.

IMAX CORPORATION

The following table sets forth the breakdown of revenue by category:

	Three Months Ended September 30,
(In thousands of U.S. dollars)	2008	2007

IMAX Systems Revenue
Sales and sales-type leases(1)	$6,007	$7,755
Ongoing rent, contingent fees and finance income(2)	3,971	3,120
Maintenance	4,155	4,065

	14,133	14,940

Films Revenue
Production and IMAX DMR	9,174	6,246
Distribution	2,412	2,548
Post-production	1,433	744

	13,019	9,538

Theater Operations	5,527	4,132

Other Revenue	788	958

	$33,467	$29,568

(1)	Includes initial rents and fees and the present value of fixed minimum rents and fees from equipment, sales and sales-type lease transactions.

(2)	Includes rental income from operating leases, revenues from joint revenue sharing arrangements, contingent rents from sales-type leases, contingent fees from sales arrangements and finance income from the Company’s sales-type leases and financed sales transactions.

IMAX systems revenue decreased to $14.1 million in the third quarter of 2008 from $14.9 million in the third quarter of 2007, a decrease of 5.4%. Revenue from sales and sales-type leases decreased to $6.0 million in the third quarter of 2008 from $7.8 million in the third quarter of 2007, a decrease of 22.5%. The Company did not recognize any settlement revenue during the three months ended September 30, 2008 as compared to $0.8 million in 2007.

The Company recognized revenue on 3 theater systems which qualified as either sales or sales-type leases in the third quarter of 2008, versus 5 in the third quarter of 2007. There were 3 new theater systems with a value of $5.5 million recognized into revenue in the third quarter of 2008, as compared to 5 new theater systems with a total value of $6.8 million recognized in the third quarter of 2007. None of the theater systems recognized in the third quarter of 2008 and 2007 were used theater systems.

As noted in the table below, there are no theater systems under sales arrangements that were installed in the third quarter of 2008 and that are subject to provisions providing the customers with an upgrade to a digital system at a discounted price when available. One theater system under a sales arrangement subject to such provisions was installed in the third quarter of 2007. Had this transaction not contained a digital upgrade clause, the Company would have recognized $1.5 million in revenue and $0.9 million in gross margin related to this sale. The Company expects that once the digital upgrade is provided or the fair value for the upgrade is established, the Company will allocate total contract consideration, including any upgrade revenues, between the delivered and undelivered elements on a fair value basis and recognize the revenue allocated to the delivered elements with their associated costs.

Average revenue per sales and sales-type lease systems recognized was $1.8 million for the three months ended September 30, 2008 as compared to $1.4 million for the three months ended September 30, 2007.

IMAX CORPORATION

The table below illustrates the mix of theater systems installed in the third quarter of 2008 compared to the same period in 2007.

	Three Months
	Ended
	September 30,
	2008	2007

Sales and Sales-type lease systems installed and recognized
IMAX 2D GT	—	—
IMAX 3D GT	1	1
IMAX 3D SR	1	1
IMAX 3D MPX	1	3

	3	5
IMAX 3D MPX — installed and deferred	—	1
Joint revenue sharing arrangements installed	14	2

	17	8

Ongoing rent revenue, contingent fees and finance income increased to $4.0 million in the third quarter of 2008 from $3.1 million in the third quarter of 2007, an increase of 27.3%. Revenues from joint revenue sharing arrangements, included in ongoing rent, increased to $1.2 million in the third quarter of 2008 from $0.6 million in the third quarter of 2007. The Company installed 14 systems under joint revenue sharing arrangements in the third quarter of 2008, including 8 which opened in September 2008. The revenue generated by these 14 systems was $0.1 million for the quarter ended September 30, 2008. In total, the Company participated in 26 joint revenue sharing arrangements during the third quarter of 2008 as compared to 9 in 2007. The increase in revenues from joint revenue sharing arrangements was primarily due to higher box office revenue from the IMAX DMR films exhibited during the third quarter of 2008 (primarily The Dark Knight: The IMAX Experience) as compared to the third quarter of 2007 (primarily Harry Potter and the Order of the Phoenix: An IMAX 3D Experience). The increase in revenue is also due to an increase in the number of open theaters as compared to the prior year comparative period. In the third quarter of 2008, the Company installed one new theater system that qualified as an operating lease. The Company did not install or recognize any theater systems that qualified as an operating lease in the third quarter of 2007. The Company recognizes revenue on operating leases over the term of the lease.

Maintenance revenue was $4.2 million during the third quarter of 2008, which was relatively consistent with the $4.1 million experienced in the prior year.

The Company expects to see an increase in 2008 as compared to 2007 in ongoing rent, contingent fees and maintenance revenue as the Company’s theater network continues to grow in 2008, primarily from joint revenue sharing arrangements.

Film segment revenues increased 36.5% to $13.0 million in the third quarter of 2008 from $9.5 million in the third quarter of 2007. Film production and IMAX DMR revenues increased 46.9% to $9.2 million in the third quarter of 2008 from $6.2 million in the third quarter of 2007. The increase in film production and IMAX DMR revenue was due primarily to the successful exhibition of The Dark Knight: The IMAX Experience in the third quarter of 2008 in comparison to the films exhibited in the third quarter of 2007 (primarily Harry Potter and the Order of the Phoenix: An IMAX 3D Experience). Film distribution revenue decreased 5.3% to $2.4 million in the third quarter of 2008 from $2.5 million in the third quarter of 2007. The Company did not distribute any new titles in the third quarter of 2008. Film post-production revenues increased to $1.4 million in the third quarter of 2008 from $0.7 million last year due to an increase in third party business.

Theater operations revenue increased 33.7% to $5.5 million in the third quarter of 2008 from $4.1 million in the third quarter of 2007, primarily due to a 23.4% higher average ticket price and a 15.7% increase in attendance due to higher box office revenue of IMAX DMR films, particularly The Dark Knight: The IMAX Experience.

IMAX CORPORATION

Other revenue of $0.8 million in the third quarter of 2008 was slightly lower than $1.0 million experienced in the third quarter of last year. Other revenue primarily includes revenue generated from the Company’s camera and rental business and after market sales of projection system parts and 3D glasses.

Outlook

The Company currently estimates that approximately 30 theaters (26 joint revenue sharing arrangements and 4 others) of the 238 theater systems arrangements in its backlog as at September 30, 2008, will be installed and accepted in the last quarter of 2008, however it cautions that slippages of installations remain a recurring and unpredictable part of its business, and such slippages and delays, as well as specific terms of each individual arrangement, could impact the timing of revenue recognition thereon.

The Company is increasingly offering certain commercial clients joint revenue sharing arrangements, whereby the Company contributes its theater systems, accounted for at its manufactured cost for manufactured components and at the Company’s cost for purchased components. Typically, the client will contribute its retrofitted auditorium and there is a negotiated split of box-office revenues and concession revenues. By offering such arrangements to exhibitors who do not need to pay the initial capital required in a lease or a sale, the Company believes that its theater network can be rapidly expanded and provide the Company with a significant portion of the IMAX box-office from its theaters, as well as greater revenue from the studios releasing IMAX DMR films, for which the Company typically receives a percentage of the studio’s box-office receipts. The Company has joint revenue sharing arrangements for digital projection systems with five theater exhibitors. On December 7, 2007 the Company and AMC Entertainment Inc. (“AMC”), one of the world’s largest theatrical exhibition companies, announced a joint revenue sharing arrangement to install 100 IMAX digital projection systems at AMC locations in 33 major U.S. markets. In 2007, the Company signed agreements for an additional 10 joint revenue sharing arrangements with other exhibitors, including 7 with Regal Cinemas, Inc (“Regal”), a subsidiary of Regal Entertainment Group, the world’s largest theater circuit. During the first nine months of 2008, the Company signed agreements for an additional 40 joint revenue sharing arrangements with other exhibitors, consisting of 31 with Regal, 4 with Hoyts Cinema Ltd. (“Hoyts”), Australia’s leading exhibitor, 3 with Cineplexx Kinobetreibe GMBH (“Cineplexx”), the largest exhibitor in Austria and 2 with Tokyu Recreation (“Tokyu”), one of Japan’s largest exhibition chains with a further two being conditional. There were 26 joint revenue sharing arrangements in operation at the end of the third quarter of 2008 as compared to 9 at September 30, 2007.

The Company has developed a proprietary IMAX digital projection system that it believes delivers high quality imagery consistent with the Company’s brand. During the third quarter of 2008, the Company installed 14 digital theater systems, all in AMC theaters. To date, the Company has installed 35 digital projection systems. The Company believes that the dramatic print cost savings associated with the elimination of analog film prints with the IMAX digital system can lead to more profitability for the Company by increasing the number of films released to the IMAX network, which in turn can result in more theaters in the Company’s network, more profits per theater and more profits for studios releasing their films to the network. There are a number of risks inherent in the Company’s digital strategy including technology risks, such as the risk that the digital projector developed by the Company may have technical flaws or bugs which, if not repaired or modified fully, could damage the Company’s market position although the aggregate uptime of the Company’s digital projectors installed to date is 99.7%.

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

IMAX CORPORATION

Company anticipates that installation of its digital systems will cost exhibitors less than the installation of a film-based system, further improving exhibitor returns. Finally, digital transmission eventually allows for the opportunity to show attractive alternative programming, such as live sporting events and concerts, in the immersive environment of an IMAX theater.

A small number of the Company’s film-based system contracts include provisions providing for upgrades to digital systems at discounted prices when available. The accounting impact of such provisions may include the deferral of some or all of the revenue (though not the cash) associated with such systems. Since the Company has not yet established the fair value for a digital upgrade, all consideration related to delivery of the initial system will be deferred until the time the fair value of such digital upgrade is known or the upgrade has been installed. The Company expects that once the digital upgrade is provided or the fair value for the upgrade is established, the Company will allocate total contract consideration, including any upgrade revenues, between the delivered and undelivered elements on a relative fair value basis and recognize the revenue allocated to the delivered elements with their associated costs. Such deferral could result in a significant increase in the Company’s deferred revenue accounts and a significant decrease in the Company’s reported profits prior to establishing the fair value of a digital upgrade or delivery of the digital upgrade. For the three months ended September 30, 2008, the Company did not install any theater systems under sales arrangements that are subject to such provisions. For the three months ended September 30, 2007, the Company installed one theater system under a sales arrangement that is subject to such provisions. Had this transaction not contained a digital upgrade clause, the Company would have recognized $1.5 million in revenue and $0.9 million in gross margin related to this sale in the third quarter of 2007.

In February 2008, the Company in conjunction with Paramount Pictures released The Spiderwick Chronicles: The IMAX Experience. In April 2008, the Company, in conjunction with Paramount Pictures, Shangri-La Entertainment and Concert Productions International, released Shine A Light: The IMAX Experience. In May 2008, the Company, in conjunction with Warner Bros. Pictures (“WB”) released Speed Racer: An IMAX Experience. In June 2008, the Company, in conjunction with DreamWorks Pictures released Kung Fu Panda: An IMAX Experience. In July 2008, the Company, in conjunction with WB released The Dark Knight: The IMAX Experience, which has broken numerous IMAX box office records. The Company has announced that it will, in conjunction with DreamWorks Animation, release Madagascar 2: The IMAX Experience on November 7, 2008. On December 12, 2008, the Company will release Twentieth Century Fox’s The Day The Earth Stood Still: The IMAX Experience. In conjunction with WB, the Company has commenced production on a third original IMAX 3D co-production for the release of Under the Sea 3D: An IMAX 3D Experience to IMAX theaters in February 2009, a sequel to the successful Deep Sea 3D. Furthermore, in conjunction with WB, the Company will release Watchmen: The IMAX Experience in March 2009, based on an award-winning graphic novel. The Company, in conjunction with DreamWorks Animation, will release Monsters vs. Aliens: An IMAX 3D Experience in March 2009. In June 2009, in conjunction with Paramount Pictures, the Company will release Transformers: Revenge of the Fallen: The IMAX Experience. In July 2009, the Company, in conjunction with WB, will release Harry Potter and the Half-Blood Prince: The IMAX Experience. The Company expects that certain sections of the film such as the finale will be presented in IMAX 3D. In December 2009, in conjunction with Twentieth Century Fox, the Company will release Avatar: an IMAX 3D Experience. The Company, in conjunction with WB and the National Aeronautics and Space Administration (NASA), also announced the next IMAX 3D space film which will chronicle the Hubble Space Telescope, set for release to IMAX theaters in early 2010. The Company, in conjunction with DreamWorks Animation, will release two films, How to Train Your Dragon: An IMAX 3D Experience and Shrek Goes Fourth: An IMAX 3D Experience in the first six months of 2010. The Company remains in active negotiations with virtually all of Hollywood’s studios for additional films to fill out its short and long-term film slate.

Gross Margin

The gross margin across all segments in the third quarter of 2008 was $15.0 million, or 44.9% of total revenue, compared to $9.9 million, or 33.3% of total revenue in the third quarter of 2007. No settlement arrangements occurred in the third quarter of 2008 as compared to $0.8 million in the third quarter of 2007. Excluding the impact of settlement arrangements, the gross margin was 31.7% in the third quarter of 2007.

IMAX CORPORATION

IMAX theater systems margin was 49.5% in the third quarter of 2008, as compared to 48.6% in the third quarter of 2007. Gross margins on sales of new systems were 52.8% in the third quarter of 2008 as compared to 44.0% in the prior year quarter due mainly to the product mix sold. There were no used system sales in the third quarter of 2008 or 2007. Excluding the impact of settlement arrangements, the theater systems margin was 46.1% in the third quarter of 2007.

The Company did not install any theater systems under sales arrangements in the third quarter of 2008 which are subject to provisions providing the customer with an upgrade to a digital system at discounted prices when available. One theater system under a sales arrangement was installed in the third quarter of 2007 which is subject to provisions providing the customer with an upgrade to a digital system at discounted price when available. Had this transaction not contained a digital upgrade clause, the Company would have recognized $1.5 million in revenue and $0.9 million in gross margin related to this sale during the third quarter of 2007.

The Company’s gross margin from its film segment increased significantly in the third quarter of 2008 by $5.4 million to $7.2 million compared to $1.8 million in the third quarter of 2007. Film production and IMAX DMR gross margin increased by $6.0 million due primarily to higher margins realized in the third quarter of 2008 (primarily The Dark Knight: The IMAX Experience) in comparison to the films exhibited in the third quarter of 2007 (primarily Harry Potter and the Order of the Phoenix: An IMAX 3D Experience). The Dark Knight: The IMAX Experience exhibited in July 2008 generated in excess of $60.0 million in gross box office worldwide and is the highest-grossing IMAX DMR film to date. The film distribution gross margin for the third quarter of 2008 was $0.5 million as compared to $1.2 million in the third quarter of 2007. Film post-production gross margin was $0.4 million for the third quarter of 2008 in comparison to $0.3 million in the third quarter of 2007.

Theater operations margin increased $0.4 million in the third quarter of 2008 to $0.8 million as compared to $0.4 million in the third quarter of 2007, primarily due to a 15.7% increase in attendance largely due to the performance of The Dark Knight: The IMAX Experience.

The gross margin on other revenue decreased by $0.3 million to less than $0.1 million in the third quarter of 2008 as compared to $0.3 million in the third quarter of 2007.

Other

Selling, general and administrative expenses increased by $0.2 million to $10.5 million in the third quarter of 2008 as compared to $10.3 million for the same period of 2007. Reflected in the quarter was a decrease in legal and professional fees of $1.1 million as compared to the third quarter of 2007 and a decrease of $0.7 million in stock and non-cash based compensation. Non-cash stock-based compensation includes stock options, stock appreciation rights and restricted shares issued to employees. These decreases were offset by an increase in salary and benefits costs of $0.6 million largely due to merit increases. In addition, the Company recorded a foreign exchange translation loss of $0.6 million for the three months ended September 30, 2008 due to a decline in the exchange rates of its foreign currency denominated receivables and other working capital balances, as compared to a gain of $0.9 million for the three months ended September 30, 2007, an increase of $1.5 million from the prior year comparative period. The Company records foreign exchange translation gains and losses primarily on a portion of its financing receivable balances which are denominated in Canadian dollars, Euros and Japanese Yen.

Receivable provisions net of recoveries for accounts receivable and financing receivables amounted to a net provision of $0.3 million in the third quarter of 2008 as compared to a net provision of $0.7 million in the third quarter of 2007.

Interest income decreased to $0.1 million in the third quarter of 2008 as compared to $0.2 million in the third quarter of 2007.

Interest expense was $4.5 million in the third quarter of 2008 as compared to $4.3 million in the third quarter of 2007. Included in interest expense is the amortization of deferred finance costs in the amount of $0.3 million in both the third quarter of 2008 and 2007 relating to the Company’s 9.625% Senior Notes due 2010 (the “Senior Notes”).

IMAX CORPORATION

The Company’s policy is to defer and amortize all the costs relating to a debt financing, paid directly to the debt provider, over the life of the debt instrument.

Income Taxes

The Company’s effective tax rate differs from the statutory tax rate and will vary from year to year primarily as a result of numerous permanent differences, investments and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or reductions in the year, changes in the Company’s valuation allowance based on the Company’s recoverability assessments of deferred tax assets, and favorable or unfavorable resolution of various tax examinations. As at September 30, 2008, the Company had a gross deferred income tax asset of $57.1 million, against which the Company is carrying a $57.1 million valuation allowance. The Company recorded an income tax provision of $0.2 million for the three months ended September 30, 2008, of which $0.1 million is related to an increase in unrecognized tax benefits. For the three months ended September 30, 2007 the Company recorded an income tax provision of $0.4 million, of which $0.2 million was related to an increase in unrecognized tax benefits.

Research and Development

Research and development expenses were consistent at $1.6 million in the third quarter of 2008 and 2007, respectively. The expenses primarily reflect research and development activities pertaining to the development of the Company’s new proprietary digitally-based theater projector. As at September 30, 2008, the Company has installed 14 digital theater systems, all in AMC theaters. Through research and development, the Company continues to design and develop cinema-based equipment, software and other technologies to enhance its product offerings. The Company believes that the motion picture industry will be affected by the development of digital technologies, particularly in the areas of content creation (image capture), post-production (editing and special effects), distribution and display. Consequently, the Company has made significant investments in digital technologies, including the development of proprietary, patent-pending technology related to a digital projector, as well as technologies to digitally enhance image resolution and quality of motion picture films, and convert monoscopic (2D) to stereoscopic (3D) images. The Company also holds a number of patents, patents pending and intellectual property rights in these areas. In addition, the Company holds numerous long-term relationships with key manufacturers and suppliers in digital technology. There can be no assurance, however, that the Company will be awarded patents covering its technology or that competitors will not develop similar technologies.

In recent years, a number of companies have introduced digital 3D projection technology and a number of Hollywood features have been exhibited in 3D using these technologies. The Company believes that there are approximately 1,400 conventional-sized screens in the U.S. multiplexes equipped with such digital 3D systems. The Company believes that its many competitive strengths, including the IMAX brand name, the quality and immersiveness of The IMAX Experience, its IMAX DMR technology and its patented theater geometry significantly differentiate the Company’s 3D presentations from any other 3D presentations. Consistent with this view, for the small number of films released to both IMAX 3D theaters and conventional 3D theaters, the IMAX theaters have significantly outperformed the conventional theaters on a per-screen revenue basis.

Nine Months Ended September 30, 2008 Versus Nine Months Ended September 30, 2007

The Company reported a net loss from continuing operations before income taxes of $23.8 million or $0.57 per share on a diluted basis and a net loss from continuing operations after taxes of $24.6 million or $0.58 per share on a diluted basis for the nine months ended September 30, 2008. For the nine months ended September 30, 2007, the Company reported net loss from continuing operations before income taxes of $15.6 million or $0.39 per share on a diluted basis and net loss from continuing operations after taxes of $16.4 million or $0.41 per share on diluted basis.

IMAX CORPORATION

Revenue

The Company’s revenues for the nine months ended September 30, 2008 decreased 6.4% to $78.2 million from $83.5 million in the same period last year.

The following table sets forth the breakdown of revenue by category:

	Nine Months Ended September 30,
(In thousands of U.S. dollars)	2008	2007

IMAX Systems Revenue
Sales and sales-type leases(1)	$15,388	$21,488
Ongoing rent, contingent fees and finance income(2)	9,811	8,598
Maintenance	11,989	11,956

	37,188	42,042

Films Revenue
Production and IMAX DMR	14,580	14,640
Distribution	7,472	8,649
Post-production	4,955	3,290

	27,007	26,579

Theater Operations	11,520	12,442

Other Revenue	2,446	2,466

	$78,161	$83,529

(1)	Includes initial rents and fees and the present value of fixed minimum rents and fees from equipment, sales and sales-type lease transactions.

(2)	Includes rental income from operating leases, revenues from joint revenue sharing arrangements, contingent rents from sales-type leases, contingent fees from sales arrangements and finance income from the Company’s sales-type leases and financed sales transactions.

IMAX systems revenue decreased to $37.2 million in the nine months ended September 30, 2008 from $42.0 million in the nine months ended September 30, 2007, a decrease of 11.6%. Revenue from sales and sales-type leases decreased to $15.4 million in the nine months ended September 30, 2008 from $21.5 million in the nine months ended September 30, 2007, a decrease of 28.4%, mainly due to a lower number of theater system recognitions (9 in 2008 versus 14 in 2007) in the period. The Company also recognized $0.6 million in settlement revenue during the nine months ended September 30, 2008 as compared to $2.3 million in 2007.

The Company recognized revenue on 9 theater systems which qualified as either sales or sales-type leases in the nine months ended September 30, 2008 compared to 14 in the same period in 2007. There were 9 new theater systems with a value of $13.9 million recognized into revenue in the nine months ended September 30, 2008, compared to 11 new theater systems with a total value of $16.4 million recognized in the nine months ended September 30, 2007. None of the theater systems recognized in 2008 were used theater systems while 3 of the theater systems in the nine months ended September 30, 2007 were used systems with an aggregate sales value of $2.9 million.

As noted in the table below, 3 theater systems under sales arrangements that were installed in the first nine months of 2008 are subject to provisions providing the customer with an upgrade to a digital system at a discounted price when available. Had these transactions not contained this digital upgrade clause, the Company would have recognized $3.8 million in revenue and $2.0 million in gross margin related to these sales. Two theater systems under sales arrangements subject to such provisions were installed in the third quarter of 2007. Had these

IMAX CORPORATION

transactions not contained a digital upgrade clause, the Company would have recognized $3.0 million in revenue and $1.8 million in gross margin related to these sales. The Company expects that once the digital upgrade is provided or the fair value for the upgrade is established, the Company will allocate total contract consideration, including any upgrade revenues, between the delivered and undelivered elements on a fair value basis and recognize the revenue allocated to the delivered elements with their associated costs.

Average revenue per sales and sales-type lease systems recognized was $1.5 million and $1.4 million for the nine month periods ended September 30, 2008 and 2007, respectively.

The table below illustrates the mix of theater systems installed in the nine months ended September 30, 2008 compared to the same period in 2007.

	Nine Months
	Ended September 30,
	2008	2007

Sales and Sales-type lease systems installed and recognized
IMAX 2D GT	—	1
IMAX 3D GT	1	3
IMAX 2D SR	—	1
IMAX 3D SR	1	2
IMAX 3D MPX	7	7

	9	14
IMAX 3D MPX — installed and deferred	3	2
Joint revenue sharing arrangements installed	14	4

	26	20

Ongoing rent revenue, contingent fees and finance income increased to $9.8 million in the nine months ended September 30, 2008, from $8.6 million in the nine months ended September 30, 2007, an increase of 14.1%. Revenues from joint revenue sharing arrangements, included in ongoing rent, increased from $1.6 million in the nine months ended September 30, 2007 to $2.0 million in the nine months ended September 30, 2008, due to higher box-office revenue from the IMAX DMR films exhibited in 2008 as compared to 2007 and a larger number of theaters operating under joint revenue sharing arrangements. The Company installed 14 new joint revenue sharing theaters in the first nine months of 2008, including 8 which opened in September 2008. The revenue generated by these 14 systems was $0.1 million for the nine months ended September 30, 2008. Four new joint revenue sharing theaters were installed in the first nine months of 2007. During the nine months ended September 30, 2008, the Company installed one new theater system that qualified as an operating lease. The Company did not install or recognize any theater systems that qualified as an operating lease during the nine months ended September 30, 2007. The Company recognizes revenue on operating leases over the term of the lease.

Maintenance revenue was consistent at $12.0 million for the first nine months of 2008 and 2007, respectively.

The Company expects to see an increase in 2008 compared to 2007 in ongoing rent, contingent fees and maintenance revenue as the Company’s theater network continues to grow in 2008, primarily from joint revenue sharing arrangements.

Film segment revenues increased 1.6% to $27.0 million in the nine months ended September 30, 2008 from $26.6 million in the nine months ended September 30, 2007. Film production and IMAX DMR revenues was consistent at $14.6 million in the nine months ended September 30, 2008 and 2007, respectively. Film distribution revenues decreased to $7.5 million in the nine months ended September 30, 2008 from $8.6 million in the nine months ended September 30, 2007, primarily due to lower distribution revenues from Deep Sea 3D in 2008 compared to 2007. Film post-production revenues increased to $5.0 million in the nine months ended September 30, 2008 from $3.3 million in the nine months ended September 30, 2007, primarily due to an increase in third party business.

IMAX CORPORATION

Theater operations revenue decreased 7.4% to $11.5 million in the nine months ended September 30, 2008 from $12.4 million in the nine months ended September 30, 2007, primarily due to an 11.8% decrease in attendance.

Other revenue was consistent at $2.4 million in the nine months ended September 30, 2008 and $2.5 million in the nine months ended September 30, 2007. Other revenue primarily includes revenue generated from the Company’s camera and rental business and after market sales of projection system parts and 3D glasses.

Gross Margin

The gross margin across all segments in the nine months ended September 30, 2008 was $31.0 million, or 39.7% of total revenue, compared to $33.7 million, or 40.4% of total revenue in the nine months ended September 30, 2007. Excluding the impact of settlement arrangements, the gross margin in the nine months ended September 30, 2008 was 39.4% as compared to 38.8% experienced in the nine months ended September 30, 2007.

IMAX theater systems margin, excluding the impact of settlement revenues from termination of arrangements, was 50.7% in the nine months ended September 30, 2008, compared to 51.9% experienced in the nine months ended September 30, 2007. The decrease in gross margin of IMAX theater systems is due to a different mix of theater systems sold in the nine months ended September 30, 2008 compared to the same period in 2007. Gross margins on the sale of new systems was 55.5% as compared to 52.3% in the nine months ended September 30, 2008 and 2007, respectively. There were no used system sales in the nine months ended September 30, 2008. Gross margins on the sale of used systems recognized in the nine months ended September 30, 2007 was 65.7%.

Three theater systems under sales arrangements were installed in the first nine months of 2008 which are subject to provisions providing the customer with an upgrade to a digital system at discounted prices when available. Had these transactions not contained a digital upgrade clause, the Company would have recognized $3.8 million in revenue and $2.0 million in gross margin related to these sales. Two theater systems under sales arrangements were installed in the first nine months of 2007 which are subject to provisions providing the customer with an upgrade to a digital system at discounted prices when available. Had these transactions not contained a digital clause, the company would have recognized $3.0 million in revenue and $1.8 million in gross margin related to these sales.

The Company’s gross margin from its film segment increased in the nine months ended September 30, 2008 by $2.1 million. Film production and IMAX DMR gross margin increased by $1.8 million due primarily to the stronger box office performance of the films exhibited during the first nine months of 2008 as compared to the films exhibited during the same period last year. Film distribution margin decreased by $0.9 million to $2.7 million for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. Film post-production gross margin increased from $1.5 million during the first three quarters of 2007 to $2.7 million during the same period this year, due to an increase in third party business.

Theater operations margin decreased $1.0 million to $0.3 million in the nine months ended September 30, 2008, as compared to $1.3 million nine months ended September 30, 2007, primarily due to lower attendance levels.

Other gross margin was relatively consistent at $0.3 million and $0.2 million for the nine months ended September 30, 2008 and 2007, respectively.

Other

Selling, general and administrative expenses were $34.1 million in the first nine months of 2008 compared to $31.7 million for the first nine months of 2007. The $2.4 million increase reflects an increase in staff-related costs and compensation costs of $2.6 million during the nine months ended September 30, 2008, which is the result of an increase in salary and benefits of $2.1 million primarily due to merit increases and a higher average Canadian dollar denominated salary expense, and travel and entertainment costs of $0.5 million reflecting increased business activities. These increases were offset by a decrease in legal and professional fees of $2.5 million. In addition, the Company recorded a foreign exchange loss of $0.8 million in the nine months ended September 30, 2008 largely due to a decline in the exchange rates of foreign currency denominated receivables and other working capital balances, compared to a gain of $1.5 million in the nine months ended September 30, 2007, an increase of

IMAX CORPORATION

$2.3 million. The Company records foreign exchange translation gains and losses primarily on a portion of its financing receivable balances which are denominated in Canadian dollars, Euros and Japanese Yen.

Receivable provisions net of recoveries for accounts receivable and financing receivables amounted to a net provision of $1.1 million in the nine months ended September 30, 2008, compared to a net provision of $0.7 million in the nine months ended September 30, 2007.

For the nine months ended September 30, 2008, the Company recorded a charge of $0.5 million compared with $nil for the nine months ended September 30, 2007, in costs of goods, services and rentals, for inventories due to a reduction in expected net realizable value.

Interest income decreased to $0.3 million in the nine months ended September 30, 2008 as compared to $0.6 million in the nine months ended September 30, 2007.

Interest expense increased to $13.3 million in the nine months ended September 30, 2008 compared to $13.0 million in the nine months ended September 30, 2007 due to the Company’s borrowings under its Credit Facility. Included in interest expense is the amortization of deferred finance costs in the amount of $1.0 million and $0.9 million in the nine months ended September 30, 2008 and 2007, respectively, relating to the Senior Notes due 2010. The Company’s policy is to defer and amortize all the costs relating to a debt financing, paid directly to the debt provider, over the life of the debt instrument.

Research and Development

Research and development expenses amounted to $6.2 million in the nine months ended September 30, 2008, compared to $4.2 million in 2007. The expenses primarily reflect research and development activities pertaining to development of the Company’s new proprietary digitally-based theater projector. As at September 30, 2008, the Company has installed 14 IMAX Digital MPX theater systems. Through research and development, the Company continues to design and develop cinema-based equipment, software and other technologies to enhance its product offerings. The Company believes that the motion picture industry will be affected by the development of digital technologies, particularly in the areas of content creation (image capture), post-production (editing and special effects), distribution and display. Consequently, the Company has made significant investments in digital technologies, including the development of proprietary, patent-pending technology related to a digital projector, as well as technologies to digitally enhance image resolution and quality of motion picture films, and convert monoscopic (2D) to stereoscopic (3D) images. The Company also holds a number of patents, patents pending and intellectual property rights in these areas. In addition, the Company has numerous long-term relationships with key manufacturers and suppliers in digital technology. There can be no assurance, however, that the Company will be awarded patents covering its technology or that competitors will not develop similar technologies.

In recent years, a number of companies have introduced digital 3D projection technology and a number of Hollywood features have been exhibited in 3D using these technologies. The Company believes that there are approximately 1,400 conventional-sized screens in the U.S. multiplexes equipped with such digital 3D systems. The Company believes that its many competitive strengths, including the IMAX brand name, the quality and immersiveness of The IMAX Experience, its IMAX DMR technology and its patented theater geometry significantly differentiate the Company’s 3D presentations from any other 3D presentations. Consistent with this view, for the small number of films released to both IMAX 3D theaters and conventional 3D theaters, the IMAX theaters have significantly outperformed the conventional theaters on a per-screen revenue basis.

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

On December 23, 2003, the Company closed its owned and operated Miami IMAX theater. The Company completed its abandonment of assets and removal of its projection system from the theater in the first quarter of 2004 with no financial impact. The Company was involved in an arbitration proceeding with the landlord of the theater with respect to the amount owing to the landlord by the Company for lease and guarantee obligations. The amount of loss to the Company had been estimated between $0.9 million and $2.3 million. Prior to 2006, the Company paid out $0.8 million with respect to amounts owing to the landlord. The Company paid out an additional $0.1 million and also accrued $0.8 million in net loss from discontinued operations related to the Miami IMAX theater in the third quarter of 2006. On January 5, 2007, as a result of a settlement negotiated between both parties, the Company paid out a final $0.8 million, extinguishing its obligations to the landlord. This final payment of $0.8 million was accrued by the Company in 2006.

PENSION AND POSTRETIREMENT OBLIGATIONS

The Company has an unfunded U.S. defined benefit pension plan, the Supplemental Executive Retirement Plan (the “SERP”), covering its two Co-CEOs. As at September 30, 2008, the Company had an unfunded and accrued projected benefit obligation of approximately $28.7 million (December 31, 2007 — $27.1 million) in respect of the SERP. At the time the Company established the SERP, it also took out life insurance policies on its two Co-CEOs with coverage amounts of $21.5 million in aggregate. The Company may use the proceeds of the life insurance policies taken on its Co-CEOs towards the benefits due and payable under the SERP, although there can be no assurance that the Company will ultimately do so. As at September 30, 2008, the cash surrender value of the insurance policies is $6.0 million (December 31, 2007 — $5.2 million).

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

On May 4, 2007, the Company amended the SERP to provide for the determination of benefits to be 75% of the member’s best average 60 consecutive months of earnings over the member’s employment history. The actuarial liability was remeasured to reflect this amendment. The amendment resulted in a $1.0 million increase to the pension liability and a corresponding $1.0 million change to other comprehensive income. As at September 30, 2008, one of the Co-CEO’s benefits were 100% vested and the other Co-CEO’s benefits were approximately 90.9% vested.

A Co-CEO whose employment terminates other than for cause prior to August 1, 2010 will receive SERP benefits in the form of monthly annuity payments until the earlier of a change of control or August 1, 2010 at which time the Co-CEO shall receive remaining benefits in the form of a lump sum payment. A Co-CEO whose

IMAX CORPORATION

employment terminates other than for cause on or after August 1, 2010 shall receive SERP benefits in the form of a lump sum payment.

In July 2000, the Company agreed to maintain health benefits for its two Co-CEOs upon retirement. As at September 30, 2008, the Company had an unfunded benefit obligation of $0.4 million (December 31, 2007 — $0.4 million).

LIQUIDITY AND CAPITAL RESOURCES

Credit Facility

Under the indenture, dated as at December 4, 2003, and as thereafter amended and supplemented, governing the Company’s Senior Notes due 2010 (the “Indenture”), the Company is permitted to incur indebtedness on a secured basis pursuant to a credit agreement, or the refinancing or replacement of a credit facility, provided that the aggregate principal amount of indebtedness thereunder outstanding at any time does not exceed the greater of: (a) $30.0 million minus the amount of any such indebtedness retired with the proceeds of an Asset Sale (as defined in the Indenture), and (b) 15% of Total Assets (as defined in the Indenture) of the Company. Amongst other indebtedness, the Indenture also permits the Company to incur indebtedness solely in respect of performance, surety or appeal bonds, letters of credit and letters of guarantee as required in the ordinary course of business in accordance with customary industry practices. On February 6, 2004, the Company entered into a Loan Agreement for a secured revolving credit facility, as amended on June 30, 2005, May 16, 2006, November 7, 2007 and December 5, 2007 (the “Credit Facility”). The Credit Facility is a revolving credit facility expiring on October 31, 2009, with an optional one year renewal thereafter contingent upon approval by the lender. The Credit Facility permits maximum aggregate borrowings equal to the lesser of: (i) $40.0 million, (ii) a collateral calculation based on percentages of the book values for the Company’s net investment in sales-type leases, financing receivables, finished goods inventory allocated to backlog contracts and the appraised values of the expected future cash flows related to operating leases and of the Company’s owned real property, reduced by certain accruals and accounts payable, and (iii) a minimum level of trailing cash collections in the preceding twenty-six week period ($68.4 million as at September 30, 2008), reduced for outstanding letters of credit and advance payment guarantees and subject to maintaining a minimum Excess Availability (as defined in the Credit Facility) of $5.0 million. As at September 30, 2008, the Company’s current borrowing capacity under the Credit Facility was $9.9 million after deduction for outstanding borrowings of $20.0 million, letters of credit and advance payment guarantees of $2.5 million and the minimum Excess Availability of $5.0 million compared with $19.4 million after deduction for outstanding letters of credit of $10.9 million and the excess availability reserve of $5.0 million as at December 31, 2007. This current borrowing capacity is not limited in any way by the Indenture. The Credit Facility bears interest at the applicable prime rate per annum or LIBOR plus a margin as specified therein per annum and is collateralized by a first priority security interest in all of the current and future assets of the Company. The Credit Facility contains typical affirmative and negative covenants, including covenants that restrict the Company’s ability to: incur certain additional indebtedness; make certain loans, investments or guarantees; pay dividends; make certain asset sales; incur certain liens or other encumbrances; conduct certain transactions with affiliates and enter into certain corporate transactions. In addition, the Credit Facility agreement contains customary events of default, including upon an acquisition or a change of control that may have a material adverse effect on the Company or a guarantor. The Credit Facility also required the Company to maintain, over a period of time, a minimum level of adjusted earnings before interest, taxes, depreciation and amortization including film asset amortization, stock and non-cash compensation, write downs (recoveries), asset impairment charges, and other non-cash uses of funds on a trailing four quarter basis calculated quarterly, of not less than $20.0 million (the “EBITDA Requirement”); provided, however, that the EBITDA Requirement shall be $12.5 million for the four quarters ending each of December 31, 2007, March 31, 2008, June 30, 2008 and September 30, 2008. Furthermore, the Company was required to maintain a minimum Cash and Excess Availability (as defined in the Credit Facility) balance of not less than $15.0 million.

On May 5, 2008, the Company entered into an amendment to the Credit Facility, effective January 1, 2008, whereby the minimum Cash and Excess Availability balance was reduced to $7.5 million. Under the terms of this amendment, the Company shall not be subject to the EBITDA Requirement so long as the Company is in

IMAX CORPORATION

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

As at September 30, 2008, the Company was in compliance with all covenants under the agreement. In the third quarter of 2008, in contemplation of prospective capital funding requirements associated with its joint revenue sharing arrangement roll-out, the Company drew $20.0 million of funds under the Credit Facility and invested the funds in an interest bearing bank account. Specifically, on July 18, 2008, the Company drew $10.0 million of funds at the LIBOR rate plus an applicable margin as specified in the Credit Facility and, on September 24, 2008, the Company drew an additional $10.0 million of funds at the United States Prime Interest Rate. The effective interest rate for the quarter ended September 30, 2008 was 4.49% under the Credit Facility.

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

The Company also has a $5.0 million facility for advance payment guarantees and letters of credit through the Bank of Montreal for use solely in conjunction with guarantees fully insured by Export Development Canada (the “Bank of Montreal Facility”). On October 2, 2008, the Company entered into an amendment to increase the amount available by $5.0 million to $10.0 million. The Bank of Montreal Facility is unsecured and includes typical affirmative and negative covenants, including delivery of annual consolidated financial statements within 120 days of the end of the fiscal year. The Bank of Montreal Facility is subject to periodic annual reviews with the next scheduled review of June 30, 2009. As at September 30, 2008, the Company had letters of credit outstanding of $4.9 million compared with $nil as at December 31, 2007 under the Bank of Montreal Facility.

Cash and Cash Equivalents

As at September 30, 2008, the Company’s principal sources of liquidity included cash and cash equivalents of $37.7 million, the Credit Facility, trade accounts receivable of $25.2 million and anticipated collection from financing receivables due in the next 12 months of $10.2 million. The Company had cash and cash equivalents of $16.9 million as at December 31, 2007.

The Company currently believes that cash flow from future operations together with existing cash and borrowing available under the Credit Facility will be sufficient to fund the Company’s business operations, including its strategic initiatives relating to joint revenue sharing arrangements, and the roll-out of its proprietary digitally-based projection system. The Company similarly believes it will be able to continue to meet customer

IMAX CORPORATION

commitments for at least the 12 month period commencing October 1, 2008. The Company’s operating cash flow will be adversely affected, however, if management’s projections of future signings, installations and film performance are not realized. The Company forecasts its short-term liquidity requirements on a quarterly and annual basis. Since the Company’s future cash flows are based on estimates and there may be factors that are outside of the Company’s control (see “Risk Factors” in Item 1A in the Company’s 2007 Form 10-K), there is no guarantee the Company will continue to be able to fund its operations through cash flows from operations. Under the terms of the Company’s typical sale and sales-type lease agreement, the Company receives substantial cash payments before the Company completes the performance of its obligations. Similarly, the Company receives cash payments for some of its film productions in advance of related cash expenditures.

The Company’s net cash used in operating activities is affected by a number of factors, including the proceeds associated with new signings of theater system lease and sale agreements in the year, costs associated with contributing systems under joint revenue sharing arrangements, the box-office performance of films distributed by the Company and/or exhibited in the Company’s theaters, increases or decreases in the Company’s operating expenses, including research and development, and the level of cash collections received from its customers.

Cash used in operating activities amounted to $4.9 million for the nine months ended September 30, 2008. Changes in other non-cash operating assets as compared to December 31, 2007 include a $0.2 million increase in accounts receivable, a decrease of $0.8 million in financing receivables, a decrease in insurance recoveries receivable of $0.6 million, a $2.4 million decrease in inventory, a $0.7 million increase in prepaid expenses, which primarily relates to prepaid insurance, and a $0.5 million increase in commissions and other deferred selling expenses. Changes in other non-cash operating liabilities as compared to December 31, 2007, include an increase in deferred revenue of $8.4 million, a decrease in accounts payable of $1.3 million and a decrease in accrued liabilities of $0.7 million. Included in accrued liabilities at September 30, 2008, was $28.7 million in respect of accrued pension obligations which are mainly long-term in nature. Investment in film assets was $7.0 million at September 30, 2008.

Net cash used in investing activities amounted to $13.0 million in the nine months ended September 30, 2008, which includes an investment in joint revenue sharing equipment of $9.6 million, purchases of $2.3 million in property, plant and equipment, an increase in other assets of $0.8 million and an increase in other intangible assets of $0.3 million.

Cash provided by financing activities in the nine months ended September 30, 2008 amounted to $39.1 million due to an increase of $20.0 million in bank indebtedness and the issuance of common shares in the period, net of common share issuance costs. Of the common shares issued, $18.0 million was purchased by the Company’s largest shareholder in connection with the private placement of 2,726,447 common shares and $1.1 million was stock options that were exercised in the period.

Capital expenditures, including the purchase of property, plant and equipment, investment in joint revenue sharing arrangements and investments in film assets, were $18.9 million for the nine months ended September 30, 2008.

Net cash used in operating activities amounted to $4.8 million for the nine months ended September 30, 2007. Changes in other non-cash operating assets and liabilities include a $0.4 million increase in commissions and other deferred selling expenses, an increase of $2.1 million in inventories, a decrease of $4.5 million in financing receivables, a $3.1 million decrease in accounts receivable, a $0.3 million decrease in prepaid expenses, an increase in deferred revenue of $2.7 million, a decrease in accounts payable of $2.6 million and an increase of $0.6 million in accrued liabilities. Cash used in investing activities for the nine months ended September 30, 2007 amounted to $2.5 million, primarily consisting of $6.5 million invested in short-term investments, $6.4 million received from proceeds of short-term investments, purchase of $1.3 million in property, plant and equipment, an increase of $0.7 million in other assets and an increase in other intangible assets of $0.4 million. Cash used in financing activities in the nine months ended September 30, 2007 amounted to $1.9 million due mainly to financing costs related to the Senior Notes due 2010. Capital expenditures including the purchase of property, plant and equipment and investment in film assets were $9.5 million for the nine months ended September 30, 2007.

IMAX CORPORATION

Letters of Credit and Other Commitments

As at September 30, 2008, the Company has letters of credit and advance payment guarantees of $2.5 million outstanding, of which the entire balance has been secured by the Credit Facility. As at September 30, 2008, the Company also has letters of credit outstanding of $4.9 million compared with $nil as at December 31, 2007 under the Bank of Montreal Facility.

Senior Notes due December 2010

As at September 30, 2008, the Company had outstanding $159.0 million compared with $159.0 million as at December 31, 2007 aggregate principal of Registered Senior Notes and $1.0 million compared with $1.0 million as at December 31, 2007 aggregate principal of Unregistered Senior Notes. The Registered Senior Notes and the Unregistered Senior Notes are referred to herein as the “Senior Notes.”

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

On April 16, 2007, the Company completed a consent solicitation, receiving consents from holders of approximately 60% aggregate principal amount of the Senior Notes (the “Consenting Holders”) to execute a ninth supplemental indenture (the “Supplemental Indenture”) to the Indenture with the Guarantors named therein and U.S. Bank National Association. The Supplemental Indenture waived any defaults existing at such time arising from a failure by the Company to comply with the Indenture’s reporting covenant requiring that annual and quarterly financial statements are filed with the trustee within 15 days of the required public company filing deadlines, and extended until May 31, 2007, or, at the Company’s election, until June 30, 2007 (the “Covenant Reversion Date”), the date by which the Company’s failure to comply with the reporting covenant shall constitute a default, or be the basis for an event of default, under the Indenture. The Company paid consent fees of $1.0 million to the Consenting Holders. On May 30, 2007, the Company provided notice to the holders of the Senior Notes of its election to extend the Covenant Reversion Date to June 30, 2007. The Company paid additional consent fees of $0.5 million to the Consenting Holders. Because the Company did not file its Annual Report on Form 10-K for the year ended December 31, 2006 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 by June 30, 2007, it was in default of the reporting covenant under the Indenture on July 1, 2007 and received notice of such default on July 2, 2007. The Company cured such default under the Indenture by filing its 2006 Annual Report on Form 10-K and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 on July 20, 2007.

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

IMAX CORPORATION

Digital Projection System

As at September 30, 2008, the Company had 14 digital theaters in operation and 193 digital theater system arrangements in its backlog at September 30, 2008, which include the significant recent transactions described below. To date, the Company has installed 35 digital projection systems.

On December 7, 2007, the Company announced a significant joint revenue sharing arrangement with AMC for the installation of 100 digital projection systems to be installed in the latter half of 2008 through 2010. The Company has projected that the deal will ultimately double the size of the commercial IMAX theater network in North America and triple the number of IMAX theaters in North American multiplexes, which are the primary targets of the Company’s business efforts. In December 2007, the Company announced that it estimates that the AMC agreement will generate $35.0 million in incremental EBITDA and $229.0 million in cumulative cash flow over 10 years, under certain assumptions. The system roll-out is to be implemented in two phases of 50 systems each, with the rollout of the second phase being subject to certain performance thresholds that the Company believes will be met. During the third quarter of 2008, the Company installed 14 digital theater systems in AMC theaters that were open as at September 30, 2008. To date, the Company has installed 35 digital projection systems.

The Company and Regal announced on March 24, 2008 a joint revenue sharing agreement to install 31 digital projection systems at Regal locations in 20 major U.S. markets. The first IMAX Digital theater for Regal opened in October 2008. In June 2008, the Company and Hoyts entered into a revenue sharing arrangement for 4 digital projection systems. In July 2008, the Company signed a joint revenue sharing arrangement with Tokyu to install up to 4 digital projection systems. In September 2008, the Company signed a joint revenue sharing arrangement with Cineplexx for 3 digital projection systems.

The Company anticipates meeting the cash requirements needed to manufacture the digital projection systems in its joint venture arrangements through a combination of cash inflows from future operations and draws on its Credit Facility.

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

IMAX CORPORATION

CONTRACTUAL OBLIGATIONS

Payments to be made by the Company under contractual obligations are as follows:

	Payments Due by Period
			2-3	4-5	More Than
(In thousands of U.S. dollars)	Total	1 Year	Years	Years	5 Years

Long-term debt obligations
Principal	$160,000	$—	$160,000	$—	$—
Interest	33,367	15,400	17,967	—	—
Demand loan	20,000	20,000	—	—	—
Capital lease obligations	304	190	83	31	—
Operating lease obligations	30,540	5,908	12,035	9,216	3,381
Pension obligations	32,135	—	32,135	—	—
Purchase obligations	8,406	8,406	—	—	—

	$284,752	$49,904	$222,220	$9,247	$3,381

Item 3.	Quantitative and Qualitative Factors about Market Risk

The Company is exposed to market risk from changes in foreign currency rates. The Company does not use financial instruments for trading or other speculative purposes.

A majority of the Company’s revenue is denominated in U.S. dollars while a significant portion of its costs and expenses is denominated in Canadian dollars. A portion of the Company’s net U.S. dollar cash flows is converted to Canadian dollars to fund Canadian dollar expenses through the spot market. In Japan, the Company has ongoing operating expenses related to its operations. Net Japanese yen cash flows are converted to U.S. dollars through the spot market. The Company also has cash receipts under leases denominated in Japanese yen, Euros and Canadian dollars. For the three and nine months ended September 30, 2008, the Company recorded a translation loss of $0.6 million and $0.8 million, respectively compared with a gain of $0.9 million and $1.5 million, for the three and nine months ended September 30, 2007, respectively, primarily from the receivables associated with leases denominated in Canadian dollars, as the value of the U.S. dollar declined in relation to the Canadian dollar. The decline in the value of the U.S. dollar also had an impact on working capital given the appreciation in value of the Canadian dollar, Euro and Japanese yen.

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

The Company’s management, with the participation of its Co-CEOs and its CFO, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as at September 30, 2008. Based on that evaluation and because of the identification of certain material weaknesses in the Company’s internal control over financial reporting, as discussed in Material Weakness in Internal Control over Financial Reporting below, the Co-CEOs and the CFO have concluded that the Company’s disclosure controls and procedures were not effective as at September 30, 2008.

IMAX CORPORATION

In making this evaluation, management, including the Co-CEOs and the CFO, considered, among other matters:

•	the identification of certain material weaknesses in the Company’s internal control over financial reporting, as discussed in the Company’s 2007 Form 10-K and its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008 (and as described below); and

•	the conclusion of the Co-CEOs and the CFO that the Company’s disclosure controls and procedures as at December 31, 2007, March 31, 2008 and June 30, 2008 were not effective, as discussed in the Company’s 2007 Form 10-K and its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.

The Company has made significant progress in implementing its remediation plan to address material weaknesses and, as at September 30, 2008, only three of the original eight reported material weaknesses continue to exist.

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

Based on this assessment, management has concluded that such internal control over financial reporting was not effective as at September 30, 2008 due to the material weaknesses identified and discussed below.

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

The Company’s Co-CEOs and CFO assessed the effectiveness of the Company’s internal control over financial reporting, and concluded that the following material weaknesses in internal control over financial reporting existed as at September 30, 2008.

Application of U.S. GAAP

Three of the Company’s material weaknesses relate to controls over the analysis and review of certain transactions to be able to correctly apply U.S. GAAP to record those transactions. The financial impact of these material weaknesses on the Company’s financial results was principally related to the analysis and review of transactions which were complex or nonstandard. These material weaknesses are:

1. The Company did not maintain effective controls, including period-end controls, over accounting for film transactions in accordance with U.S. GAAP. Specifically, effective controls were not maintained related to (i) the classification and accurate recording of marketing and advertising costs of co-produced film productions which could result in higher film assets, (ii) Production Fees on co-produced films and the application of the individual-film forecast computation method to film assets, participation liabilities and deferred Production Fees which could impact the timing of film costs and revenues, and (iii) record changes in estimates of ultimate film revenues in accordance with SOP 00-2 on a prospective basis, which could impact the timing of recognizing film-related costs.

IMAX CORPORATION

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

Each of the control deficiencies above could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Management determined that each of these control deficiencies discussed above constitutes a material weakness at September 30, 2008.

REMEDIATION PLAN

The Company’s management, including the Co-CEOs and CFO, is committed to remediating its material weaknesses in internal control over financial reporting by enhancing existing controls and introducing new controls in all necessary areas. The smooth functioning of the Company’s finance area is of the highest priority for the Company’s management. Remediation activities have included, and continue to include the following:

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

IMAX CORPORATION

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

The following specific remediation activities, previously disclosed, are now satisfactorily completed:

Controls over the accounting analysis, and review of revenue recognition for sales and lease transactions in accordance with U.S. GAAP.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Except as described above, there were no changes in the Company’s internal control over financial reporting which occurred during the nine months ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

IMAX CORPORATION

PART II. OTHER INFORMATION

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

(b) In January 2004, the Company and IMAX Theatre Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages before the International Court of Arbitration of the International Chambers of Commerce (the “ICC”) with respect to the breach by Electronic Media Limited (“EML”) of its December 2000 agreement with the Company. In June 2004, the Company commenced a related arbitration before the ICC against EML’s affiliate, E-CITI Entertainment (I) PVT Limited (“E-Citi”), seeking damages as a result of E-Citi’s breach of a September 2000 lease agreement. An arbitration hearing took place in November 2005 against E-Citi which considered all claims by the Company. On February 1, 2006, the ICC issued an award on liability finding unanimously in the Company’s favor on all claims. Further hearings took place in July 2006 and December 2006. On August 24, 2007, the ICC issued an award unanimously in favor of the Company in the amount of $9.4 million, consisting of past and future rents owed to the Company under its lease agreements, plus interest and costs. In the award, the ICC upheld the validity and enforceability of the Company’s theater system contract. The Company thereafter submitted its application to the arbitration panel for interest and costs. On March 27, 2008, the Panel issued a final award in favor of the Company in the amount of $11,309,496, plus an additional $2,512 each day in interest from October 1, 2007 until the date the award is paid, which the Company is seeking to enforce and collect in full.

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

(d) The Company and certain of its officers and directors were named as defendants in eight purported class action lawsuits filed between August 11, 2006 and September 18, 2006, alleging violations of U.S. federal securities laws. These eight actions were filed in the U.S. District Court for the Southern District of New York. On January 18, 2007, the Court consolidated all eight class action lawsuits and appointed Westchester Capital Management, Inc. as

IMAX CORPORATION

the lead plaintiff and Abbey Spanier Rodd & Abrams, LLP as lead plaintiff’s counsel. On October 2, 2007, plaintiffs filed a consolidated amended class action complaint. The amended complaint, brought on behalf of shareholders who purchased the Company’s common stock between February 27, 2003 and July 20, 2007, alleges primarily that the defendants engaged in securities fraud by disseminating materially false and misleading statements during the class period regarding the Company’s revenue recognition of theater system installations, and failing to disclose material information concerning the Company’s revenue recognition practices. The amended complaint also added PricewaterhouseCoopers LLP, the Company’s auditors, as a defendant. The lawsuit seeks unspecified compensatory damages, costs, and expenses. The defendants filed a motion to dismiss the amended complaint on December 10, 2007. On September 16, 2008, the Court issued a memorandum opinion and order, denying the motion. On October 6, 2008, the defendants filed an answer to the amended complaint. The lawsuit is at a very early stage and as a result the Company is not able to estimate a potential loss exposure at this time. The Company will vigorously defend the matter, although no assurances can be given with respect to the outcome of such proceedings. The Company’s directors and officers insurance policy provides for reimbursement of costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits and deductibles.

(e) A class action lawsuit was filed on September 20, 2006 in the Ontario Superior Court of Justice against the Company and certain of its officers and directors, alleging violations of Canadian securities laws. This lawsuit was brought on behalf of shareholders who acquired the Company’s securities between February 17, 2006 and August 9, 2006. The lawsuit is in a very early stage and seeks unspecified compensatory and punitive damages, as well as costs and expenses. As a result, the Company is unable to estimate a potential loss exposure at this time. The plaintiffs require leave of the Court before they are permitted to proceed with certain claims they have made pursuant to the Securities Act (Ontario). They have filed a motion to obtain leave, along with a separate motion for certification of the action as a class proceeding. The Company has opposed both of these motions and a hearing on the motions will take place during the week of December 15, 2008. It is not known when the Court will render a decision on these motions. The Company believes the allegations made against it in the statement of claim are meritless and will vigorously defend the matter, although no assurance can be given with respect to the ultimate outcome of such proceedings. The Company’s directors and officers insurance policy provides for reimbursement of costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits and deductibles.

(f) On September 7, 2007, Catalyst Fund Limited Partnership II (“Catalyst”), a holder of the Company’s Senior Notes, commenced an application against the Company in the Ontario Superior Court of Justice for a declaration of oppression pursuant to sections 229 and 241 of the Canada Business Corporations Act (“CBCA”) and for a declaration that the Company is in default of the Indenture governing its Senior Notes. The allegations of oppression are substantially the same as allegations Catalyst made in a May 10, 2007 complaint filed against the Company in the Supreme Court of the State of New York, and subsequently withdrawn on October 12, 2007, wherein Catalyst challenged the validity of the consent solicitation through which the Company requested and obtained a waiver of any and all defaults arising from a failure to comply with the reporting covenant under the Indenture and alleged common law fraud. Catalyst has also requested the appointment of an inspector and an order that an investigation be carried out pursuant to section 229 of the CBCA. In addition, between March 2007 and October 2007, Catalyst sent the Company eight purported notices of default or acceleration under the Indenture. It is the Company’s position that no event of default (as that term is defined in the Indenture) has occurred and, accordingly, that Catalyst’s purported acceleration notice is of no force or effect. On September 26, 2008, on the Company’s motion, the Ontario Superior Court stayed Catalyst’s application in Canada pending a further order of the court, and ordered Catalyst to pay the Company’s costs associated with the motion. The stay was issued on the basis of Catalyst having brought similar claims in the state of New York. At this stage of the litigation, the Company is not able to estimate a potential loss exposure. The Company believes this application is entirely without merit and plans to contest it vigorously and seek costs from Catalyst, although no assurances can be given with respect to the outcome of the proceedings. The Company’s directors and officers insurance policy provides for reimbursement of costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits and deductibles.

IMAX CORPORATION

(g) In a related matter, on December 21, 2007, U.S. Bank National Association, trustee under the Indenture, filed a complaint in the Supreme Court of the State of New York against the Company and Catalyst, requesting a declaration that the theory of default asserted by Catalyst before the Ontario Superior Court of Justice is without merit and further that Catalyst has failed to satisfy certain prerequisites to bondholder action, which are contained in the Indenture (the “U.S. Bank’s New York Action”). As a result of this action, on January 10, 2008, the Company filed a motion with the Ontario Superior Court of Justice seeking a stay of all or part of the action Catalyst initiated before that court. On February 6, 2008, the Company served a Verified Answer to U.S. Bank’s New York Action. On February 22, 2008, Catalyst filed a Verified Answer to U.S. Bank’s New York Action and Cross-Claims against the Company in the same proceeding. The Cross-Claims repeat the allegations and seek substantially the same relief as in Catalyst’s application in the Ontario Superior Court of Justice and as were raised in Catalyst’s May 10, 2007 complaint filed against the Company in the Supreme Court of the State of New York. Catalyst moved for summary judgment on the Cross-Claims. The Company opposed this motion and requested that summary judgment be granted in its favor. The Company continues to believe that Catalyst’s claims are entirely without merit. The Company is unable to comment on the outcome of the proceedings or estimate the potential loss exposure, if any.

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

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the security holders during the quarter ended September 30, 2008.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
No.	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 6, 2008, by Bradley J. Wechsler.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 6, 2008, by Richard L. Gelfond.
31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 6, 2008, by Joseph Sparacio.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 6, 2008, by Bradley J. Wechsler.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 6, 2008, by Richard L. Gelfond.
32.3	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 6, 2008, by Joseph Sparacio.

IMAX CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMAX CORPORATION

Date: November 6, 2008	By: /s/ JOSEPH SPARACIO Joseph Sparacio Executive Vice-President & Chief Financial Officer (Principal Financial Officer)

Date: November 6, 2008	By: /s/ JEFFREY VANCE Jeffrey Vance Vice-President, Finance & Controller (Principal Accounting Officer)