Form 10-K
period 2008-12-31
IMAX CORP
filed 2009-03-13
CIK 921582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☑
     The aggregate market value of the common shares of the registrant held by non-affiliates of the registrant, computed by reference to the last sale price of such shares as of the close of trading on June 30, 2008 was $206.3 million (30,532,237 common shares times $6.76).
     As of February 28, 2009, there were 43,715,631, common shares of the registrant outstanding.
Document Incorporated by Reference
     Portions of the registrant’s definitive Proxy Statement to be filed within 120 days of the close of IMAX Corporation’s fiscal year ended December 31, 2008, with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors and the annual meeting of the stockholders of the registrant (the “Proxy Statement”) are incorporated by reference in Part III of this Form 10-K to the extent described therein.

IMAX CORPORATION
December 31, 2008

IMAX CORPORATION
EXCHANGE RATE DATA
     Unless otherwise indicated, all dollar amounts in this document are expressed in United States (“U.S.”) dollars. The following table sets forth, for the periods indicated, certain exchange rates based on the noon buying rate in the City of New York for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York (the “Noon Buying Rate”). Such rates quoted are the number of U.S. dollars per one Canadian dollar and are the inverse of rates quoted by the Federal Reserve Bank of New York for Canadian dollars per U.S. $1.00. The average exchange rate is based on the average of the exchange rates on the last day of each month during such periods. The Noon Buying Rate on December 31, 2008 was U.S. $0.8170.

	Years Ended December 31,
	2008	2007	2006	2005	2004
Exchange rate at end of period	0.8170	1.0120	0.8582	0.8579	0.8310
Average exchange rate during period	0.9381	0.9425	0.8818	0.8254	0.7682
High exchange rate during period	1.0291	1.0908	0.9100	0.8690	0.8493
Low exchange rate during period	0.7710	0.8437	0.8528	0.7872	0.7158
SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION
     Certain statements included in this annual report may constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, references to future capital expenditures (including the amount and nature thereof), business and technology strategies and measures to implement strategies, competitive strengths, goals, expansion and growth of business, operations and technology, plans and references to the future success of IMAX Corporation together with its wholly-owned subsidiaries (the “Company”) and expectations regarding the Company’s future operating, financial and technological results. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the expectations and predictions of the Company is subject to a number of risks and uncertainties, including, but not limited to, general economic, market or business conditions; including the length and severity of the current economic downturn, the opportunities (or lack thereof) that may be presented to and pursued by the Company; the effect of the current economic downturn and credit market disruption on the Company’s ability to refinance its existing indebtedness and on the Company’s movie exhibitor customers; competitive actions by other companies; U.S. and Canadian regulatory inquiries; conditions in the in-home and out-of-home entertainment industries; changes in laws or regulations; conditions, changes and developments in the commercial exhibition industry; risks associated with the Company’s transition to a digitally-based projector; risks associated with investments and operations in foreign jurisdictions and any future international expansion, including those related to economic, political and regulatory policies of local governments and laws and policies of the United States and Canada; the potential impact of increased competition in the markets the Company operates within; risks related to the Company’s prior restatements and the related litigation and ongoing inquiry by the Securities and Exchange Commission (the “SEC”); and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this annual report are qualified by these cautionary statements, and actual results or anticipated developments by the Company may not be realized, and even if substantially realized, may not have the expected consequences to, or effects on, the Company. The Company undertakes no obligation to update publicly or otherwise revise any forward-looking information, whether as a result of new information, future events or otherwise.

IMAX®, IMAX® Dome, IMAX® 3D, IMAX® 3D Dome, Experience It In IMAX®, The IMAX Experience®, An IMAX Experience®,
IMAX DMR®, DMR®, IMAX MPX®, IMAX think big® and think big® are trademarks and trade names of the Company or its subsidiaries that are registered or otherwise protected under laws of various jurisdictions.

PART I
Item 1. Business
GENERAL
     IMAX Corporation, together with its wholly-owned subsidiaries (the “Company”), is one of the world’s leading entertainment technology companies, specializing in motion picture technologies and large-format film presentations. The Company’s principal business is (i) the design and manufacture of large-format digital and film-based theater systems, (ii) the sale or lease of such systems to, or contribution of such systems under revenue-sharing arrangements with, its customers, and (iii) the conversion of two-dimensional (“2D”) and three-dimensional (“3D”) Hollywood feature films for exhibition on such systems around the world. The Company’s theater systems are based on proprietary and patented technology for both large-format digital projectors and large-format 15-perforation film frame, 70mm format (“15/70-format”) projectors. The Company’s customers who purchase, lease or otherwise acquire the Company’s theater systems are theater exhibitors that operate commercial theaters (particularly multiplexes), museums, science centers, or destination entertainment sites. The Company generally does not own IMAX theaters, but licenses the use of its trademarks along with the sale, lease or contribution of its equipment. The Company refers to all theaters using the IMAX theater system as “IMAX theaters.”
     The Company is also engaged in the production and distribution of original large-format films, the provision of post-production services for large-format films, the operation of a small number of IMAX theaters and the provision of services in support of IMAX theaters and the IMAX theater network throughout the globe.
     The Company believes the IMAX theater network is the most extensive large-format theater network in the world with 351 theater systems (231 commercial, 120 institutional) operating in 42 countries as at December 31, 2008. This compares to 299 theater systems (179 commercial, 120 institutional) operating in 39 countries as at December 31, 2007. While the Company’s roots are in the institutional market, the Company believes that the commercial market is potentially significantly larger. To increase the demand for IMAX theater systems, the Company has positioned the IMAX theater network as a distribution platform for Hollywood blockbuster films. To this end, in 2002, the Company introduced a technology that allows conventional 35mm movies to be digitally converted for its large-format theaters. In 2003, the Company introduced lower cost theater systems designed for multiplex owners. In 2008, the Company introduced a proprietary new digital projector which has resulted in a greater number of both theater system signings and Hollywood features being released to the IMAX network. The Company continues to build strong relationships with Hollywood studios and commercial exhibition companies.
     IMAX theater systems combine advanced, high-resolution projectors with film handling equipment and automated theater control systems, sound system components and screen components as large as eight stories high (approximately 80 feet) that extend to the edge of a viewer’s peripheral vision to create immersive audio-visual experiences. As a result, audiences feel as if they are a part of the on-screen action in a way that is more intense and exciting than in traditional theaters. In addition, the Company’s IMAX 3D theater systems combine the same theater systems with 3D images that further enhance the audience’s feeling of being immersed in the film.
     In 2002, the Company introduced a technology that can digitally convert live-action 35mm films to its large-format at a modest incremental cost (incurred by the Company), while meeting the Company’s high standards of image and sound quality. The Company believes that this proprietary system, known as IMAX DMR (Digital Re-Mastering), has positioned IMAX theaters as a unique release window or distribution platform for Hollywood’s biggest event films. As of December 31, 2008, 32 IMAX DMR films were released since 2002. In 2008, 8 films converted through the IMAX DMR process were released as compared to 6 in 2007.
     In 2003, the Company introduced IMAX MPX, a theater system designed specifically for use by commercial multiplex operators. The IMAX MPX system, which is highly automated, was designed to reduce the capital and operating costs required to run an IMAX theater without sacrificing the image and sound quality of the trademarked experience viewers derive from IMAX theaters known as “The IMAX Experience.” As of December 31, 2008, 57 MPX systems were in operation compared to 49 MPX systems as of December 31, 2007.

     In July 2008, the Company introduced an IMAX digital projection system which operates without the need for analog film prints. This new theater system was designed specifically for use by commercial multiplex operators and therefore is targeted to commercial multiplex operators as an alternative to or a replacement for the IMAX MPX projector. Since announcing that the Company was developing digital projection technology, the Company has signed agreements for 213 digital systems, 87 of which were signed in 2008. As of December 31, 2008, 46 IMAX digital projection systems were in operation.
     The Company, an Ontario corporation, was formed in March 1994 as a result of an amalgamation between WGIM Acquisition Corp. and the former IMAX Corporation (“Predecessor IMAX”). Predecessor IMAX was incorporated in 1967.
PRODUCT LINES
     The Company is the pioneer and leader in the large-format film industry. The Company believes it is the world’s largest designer and manufacturer of specialty projection and sound system components for large-format theaters around the world, as well as a significant producer and distributor of 15/70-format films. The Company’s theater systems include a specialized IMAX projector, advanced sound systems and specialty screens. The Company derives its revenues from IMAX theater systems (the sale and lease of, and provision of services related to, its theater systems), theater system maintenance (the provision of maintenance services related to its theater systems), joint revenue sharing arrangements (the provision of its theater system in exchange for a certain percentage of theater revenue), films (production and digital re-mastering of films, the distribution of film products to the IMAX theater network, post-production services for films), theater operations (owning equipment, operating, managing or participating in the revenues of IMAX theaters) and other activities, which include the sale of after market parts and camera rentals. Segmented information is provided in note 20 to the accompanying audited consolidated financial statements contained in Item 8.
IMAX Systems, Theater System Maintenance and Joint Revenue Sharing Arrangements
     The Company’s primary products are its theater systems. Traditional IMAX film-based theater systems include a unique rolling loop 15/70-format projector that offers superior image quality and stability and a digital theater control system; a 6-channel, digital audio system delivering up to 12,000 watts of sound; a screen with a proprietary coating technology; and, if applicable, 3D glasses cleaning equipment. In 2008, the Company developed a digital projection system, which includes all of the above components (absent the rolling-loop projector) without the need for analog film prints. As part of the arrangement to sell or lease its theater systems, the Company provides extensive advice on theater planning and design and supervision of installation services. Theater systems are also leased or sold with a license for the use of the world famous IMAX brand. The Company offers its theater systems in five configurations: the GT projection system for the largest IMAX theaters; the SR system for smaller theaters; the IMAX MPX and IMAX digital systems, which are targeted for multiplex complexes; and a fifth category of theater systems featuring heavily curved and tilted screens that are used in dome shaped theaters. The GT, SR, IMAX MPX and IMAX digital systems are “flat” screens that have a minimum of curvature and tilt and can exhibit both 2D and 3D films, while the screen components in dome shaped theaters are generally 2D only and are popular with the Company’s institutional clients.
     Screens in IMAX theaters are as large as one hundred or more feet wide and eight stories tall and the Company believes they are the largest cinema screens in the world. Unlike standard cinema screens, IMAX screens extend to the edge of a viewer’s peripheral vision to create an immersive experience which, when combined with the Company’s superior sound system components, make audiences feel as if they are a part of the on-screen action in a way that is more intense and exciting than in traditional theaters. The immersive experience is a critical part of The IMAX Experience. The Company’s IMAX 3D theaters further increase the audience’s feeling of immersion in the film by bringing images off the screen. All IMAX theaters, with the exception of dome configurations, feature a steeply inclined floor to provide each audience member with a clear view of the screen. IMAX holds patents on the geometrical design of an IMAX theater.
     The Company’s analog projectors utilize the largest commercially available film format (15-perforation film frame, 70mm), which is nearly ten times larger than conventional film (4-perforation film frame, 35mm) and therefore are able to project significantly more detail on a larger screen. The Company believes these projectors, which utilize the Company’s rolling loop technology, are unsurpassed in their ability to project film with maximum steadiness and clarity with minimal film wear while substantially enhancing the quality of the projected image. As a result, the Company’s projectors deliver a higher level of clarity, detail and brightness as compared to conventional movies and competing projectors.

     In order to compete and evolve with the market, the Company has created a digital product that provides a differentiated experience to moviegoers that is consistent with what they have come to expect from the IMAX brand. The Company believes that introducing a digital platform for a large portion of its customer base is compelling for a number of reasons. The savings to the studios as a result of eliminating film prints are considerable, as the typical cost of an IMAX film print ranges from $20 thousand per 2D print to $45 thousand per 3D print. Removing those costs will significantly increase the profit of an IMAX release for a studio which, the Company believes, provides more incentive for studios to release their films to IMAX theaters. The Company similarly believes that economics change favorably for its exhibition clients as a result of a digital theater system, since lower print costs and the increased programming flexibility that digital delivery provides should allow theaters to program 10-12 IMAX DMR films per year, thereby increasing both customer choice and total box-office revenue. In 2008, the Company released 8 films converted through the IMAX DMR process as compared to 6 films in 2007. Furthermore, the Company has announced the release of 11 films to its theater network in 2009, including one IMAX original production. Digital projectors also typically require lower installation costs for exhibitors. Finally, digital transmission eventually allows for the opportunity to show attractive alternate programming, such as live sporting events and concerts, in the immersive environment of an IMAX theater.
     To complement the film, digital technology and viewing experience, IMAX provides unique digital sound system components. The sound system components are among the most advanced in the industry and help to heighten the sense of realism of a large-format film. IMAX sound system components are specifically designed for IMAX theaters and are an important competitive advantage. The Company believes it is a world leader in the design and manufacture of digital sound system components for applications including traditional movie theaters, auditoriums and IMAX theaters.
     The Company’s arrangements for theater system equipment involve either a lease or sale. As part of the arrangement for an IMAX theater system, the Company also advises the customer on theater design, supervises the installation of the theater systems and provides projectionists with training in using the equipment. Theater owners or operators are responsible for providing the theater location, the design and construction of the theater building, the installation of the system components and any other necessary improvements, as well as the marketing and programming at the theater. The supervision of installation requires that the equipment also be put through a complete functional start-up and test procedure to ensure proper operation. The Company’s typical arrangement also includes the trademark license rights which commence on execution of the agreement and generally have terms of 7 to 20 years that may be renewed. The theater system equipment components (including the projector, sound system, and screen system, and, if applicable, 3D glasses cleaning machine), theater design support, supervision of installation, projectionist training and trademark rights are all elements of what the Company considers the system deliverable (the “System Deliverable”). For a separate fee, the Company provides ongoing maintenance and extended warranty services for the theater system. The Company’s contracts are generally denominated in U.S. dollars, except in Canada, Japan and parts of Europe, where contracts are sometimes denominated in local currency.
     Leases, other than joint revenue sharing arrangements, generally have 10 to 20-year initial terms and are typically renewable by the customer for one or more additional 10-year terms. Under the terms of the typical lease agreement, the title to the theater system equipment (including the projector, the sound system and the projection screen) remains with the Company. The Company has the right to remove the equipment for non-payment or other defaults by the customer. The contracts are generally not cancelable by the customer unless the Company fails to perform its obligations.
     The Company also enters into sale agreements with its customers. Under a sales arrangement, the title to the theater system remains with the customer. In certain instances, however, the Company retains title or a security interest in the equipment until the customer has made all payments required under the agreement.
     The typical lease or sales arrangement provides for three major sources of cash flows for the Company: (i) initial fees; (ii) ongoing minimum fixed and contingent fees; and (iii) ongoing maintenance and extended warranty fees. Initial fees generally are received over the period of time from the date the arrangement is executed to the date the equipment is installed and customer acceptance has been received. However, in certain cases the payments of the initial fee may be scheduled over a period after the equipment is installed and customer acceptance has been received. Ongoing minimum fixed and contingent fees and ongoing maintenance and extended warranty fees are generally received over the life of the arrangement and are usually adjusted annually based on changes in the local consumer price index. The ongoing minimum fixed and contingent fees generally provide for a fee which is the greater of a fixed amount or a certain percentage of the theater box-office. The terms of each arrangement vary according to the configuration of the theater system provided and the geographic location of the customer.

     Recently, the Company has entered into joint revenue sharing arrangements with customers where the Company provides the System Deliverable in return for a percentage of the theater box-office and concession revenue. Under these arrangements, the Company receives no up-front fee and the Company retains title to the theater system (including the projector, the sound system and the projection screen). The Company has the right to remove the equipment for non-payment or other defaults by the customer. The contracts are generally not cancelable by the customer unless the Company fails to perform its obligations. In certain cases, the contract provides certain performance thresholds that, if not met by either party, allows the other party to terminate the agreement. Joint revenue sharing arrangements generally have a 7 to 10-year initial term and may be renewed by the customer for an additional term. The Company believes that by offering arrangements whereby exhibitors need not pay the initial capital required in a lease or a sale arrangement, the Company’s theater network can be expanded more rapidly. In addition, joint revenue sharing arrangements provide the Company with a significant portion of the IMAX box-office from its theaters, as well as a continuing portion from the studios releasing IMAX DMR films, for which the Company typically receives a percentage of the studio’s box-office receipts. Theater systems under joint revenue sharing arrangements differ than the sale or lease of theater systems as payments to the Company are contingent, instead of fixed or determinable. To date, the Company has entered into joint revenue sharing arrangements for 158 systems, 52 of which were in operation as at December 31, 2008.
     Sales Backlog. Signed contracts for theater systems are listed as sales backlog prior to the time of revenue recognition. The value of sales backlog represents the total value of all signed theater system sales and sales-type lease agreements that are expected to be recognized as revenue in the future. Sales backlog includes initial fees along with the present value of contractual fixed minimum fees due over the term, but excludes contingent fees in excess of contractual minimums and maintenance and extended warranty fees that might be received in the future. At December 31, 2008, the sales backlog included 213 theater systems consisting of arrangements for 107 sales and sales-type lease systems, valued at $144.8 million, and 106 theater systems under joint revenue sharing arrangements for which there is no backlog value. The value of the sales backlog does not include anticipated revenues from theaters in which the Company has an equity-interest, joint revenue sharing arrangements, agreements covered by letters of intent or conditional sale or lease commitments, though the number of systems contracted for under these arrangements is included.
     The following chart shows the number of the Company’s theater systems by configuration, opened theater network base and backlog as at December 31:

	2008
	2D			3D
		Theater			Theater
		Network			Network
	System	Base	Backlog	System	Base	Backlog
Flat Screen	IMAX	40	1	IMAX 3D GT	87	7
				IMAX 3D SR	49	5
				IMAX MPX	57 (1)	31
				IMAX digital	46 (1)	167	(2)
Dome Screen	IMAX Dome	67	2	IMAX 3D Dome	5	—

				Total	351	213

	2007
	2D			3D
		Theater			Theater
		Network			Network
	System	Base	Backlog	System	Base	Backlog
Flat Screen	IMAX	40	—	IMAX 3D GT	84	8
				IMAX 3D SR	51	9
				IMAX MPX	49	47
				IMAX digital	—	120	(2)
Dome Screen	IMAX Dome	69	2	IMAX 3D Dome	6	—

				Total	299	186

(1)	In 2008, the Company upgraded two IMAX MPX theater systems to digital theater systems.

(2)	Includes 106 and 104 theater systems as at December 31, 2008 and 2007, respectively, under joint revenue sharing arrangements.

     IMAX and IMAX Dome Systems. IMAX and IMAX Dome systems comprise approximately 107 of the Company’s opened theater base. IMAX theaters, with a flat screen, were introduced in 1970, while IMAX Dome theaters, which are designed for tilted dome screens, were introduced in 1973. There have been several significant proprietary and patented enhancements to these systems since their introduction.
     IMAX 3D GT and IMAX 3D SR Systems. IMAX 3D theaters utilize a flat screen 3D system, which produces realistic 3D images on an IMAX screen. The Company believes that the IMAX 3D theater systems offer consumers one of the most realistic 3D experiences available today. To create the 3D effect, the audience uses either polarized or electronic glasses that separate the left-eye and right-eye images. The IMAX 3D projectors can project both 2D and 3D films, allowing theater owners the flexibility to exhibit either type of film. The Company will provide upgrades, at the expense of the customer, to existing 2D IMAX theater systems to IMAX 3D theater systems. Since the introduction of IMAX 3D technology in 1986, the Company has upgraded 19 theaters.
     In 1997, the Company launched a smaller IMAX 3D system called IMAX 3D SR, a patented theater system configuration that combines a proprietary theater design, a more automated projector and specialized sound system components to replicate the experience of a larger IMAX 3D theater in a smaller space.
     IMAX MPX. In 2003, the Company launched a large-format theater system designed specifically for use in multiplex theaters. Known as IMAX MPX, this system projects 15/70-format film onto flat screens which are curved and tilted forward to further immerse the audience. An IMAX MPX theater system utilizes the Company’s proprietary digital sound system components, which are capable of multi-channel uncompressed studio quality digital audio. The projector is capable of playing both 2D and 3D films and is installed into a standard 35mm projection booth. The IMAX MPX system can be installed as part of a newly-constructed multiplex, as an add-on to an existing multiplex or as a retrofit of one or two existing stadium seat auditoriums within a multiplex. With lower capital and operating costs, the IMAX MPX was designed to improve a multiplex owner’s financial returns and allow for the installation of IMAX theater systems in markets that might previously not have been able to support one.
     IMAX Digital. The Company has developed and, in July 2008, introduced a proprietary IMAX digital projection system operating on a digital platform that it believes delivers higher quality imagery compared with other digital systems and consistent with the Company’s brand. As at December 31, 2008, the Company had installed 46 digital theater systems, including two digital upgrades, and has an additional 167 digital systems in its backlog. Digital theater systems represent 78% of the total backlog. Moreover, the Company believes that some of the systems in its backlog that are currently designated as film-based will ultimately become digital installations as well. The Company believes that the dramatic print cost savings associated with the elimination of analog film prints with the IMAX digital system can lead to more profitability for the Company by increasing the number of films released to the IMAX network, which in turn can result in more theaters in the Company’s network, more profits per theater, more profits for studios releasing their films to the network and higher returns for the theatres in which the Company shares revenues under joint revenue sharing arrangements. The Company’s digital system also has a lower costs of goods sold than its film-based ones. While there are a number of risks inherent in the Company’s digital strategy including technology risks, the aggregate reliability percentage of the Company’s digital projectors installed to date is 99.8%. The Company believes that introducing a digital platform for a large portion of its customer base is compelling for a number of reasons. The savings to the studios as a result of eliminating film prints are considerable, as the typical cost of an IMAX film print ranges from $20 thousand per 2D print to $45 thousand per 3D print. Removing those costs will significantly increase the profit of an IMAX release for a studio which, the Company believes, provides more incentive for studios to release their films to IMAX theaters. In 2008, the Company released 8 films converted through the IMAX DMR process as compared to 6 films in 2007. Furthermore, the Company has announced the release of 11 films to its theater network in 2009, including one IMAX original production. The Company similarly believes that economics change favorably for its exhibitor clients as a result of a digital transition, since lower print costs and the increased programming flexibility that digital delivery provides should allow theaters to program 10-12 IMAX DMR films per year, thereby increasing both customer choice and total box-office revenue. Moreover, the Company anticipates that the installation of its digital systems will cost exhibitors less than the installation of a film-based system, require smaller space in the projection booth and result in more large-format films being available in the exhibitors’ libraries, further improving exhibitor returns. Finally, digital transmission eventually allows for the opportunity to show attractive alternative programming, such as live sporting events and concerts, in the immersive environment of an IMAX theater.

Films
     Film Production and Digital Re-mastering (IMAX DMR)
     Films produced by the Company are typically financed through third parties, whereby the Company will generally receive a film production fee in exchange for producing the film and a distribution fee for distributing the film. The ownership rights to such films may be held by the film sponsors, the film investors and/or the Company. In the past, the Company often internally financed film production, but has moved to a model utilizing third-party funding for the large-format films it produces and distributes.
     In 2002, the Company developed technology that makes it possible for 35mm live-action film to be digitally transformed into IMAX’s large-format at a cost of roughly $1.0 — $1.5 million per film. This proprietary system, known as IMAX DMR, has opened up the IMAX theater network to film releases from Hollywood’s broad library of films. In a typical IMAX DMR film arrangement, the Company will absorb its costs for the IMAX DMR re-mastering and then recoup this cost from a percentage of the gross box-office receipts of the film, which generally range from 10-15%. In 2008, gross box-office from IMAX DMR films was $130.3 million, compared to $145.0 million in 2007. The Company may also have certain distribution rights to the films produced using its IMAX DMR technology.
     The IMAX DMR process involves the following:
•	scanning, at the highest possible resolution, each individual frame of the 35mm film and converting it into a digital image;

•	optimizing the image using proprietary image enhancement tools;

•	analyzing the information contained within each frame format and enhancing the digital image using techniques such as sharpening, color correction, grain removal and the elimination of unsteadiness and removal of unwanted artifacts; and

•	recording the enhanced digital image onto IMAX 15/70-format film or IMAX digital cinema package (“DCP”) format.

•	specially mastering the sound track to take full advantage of the IMAX theater’s unique sound system.
     The first IMAX DMR film, Apollo 13: The IMAX Experience, produced in conjunction with Universal Pictures and Imagine Entertainment, was released in September 2002. Since the release of that film, an additional 31 IMAX DMR films have been released as of December 31, 2008.
     The highly automated IMAX DMR process typically allows the re-mastering process to meet aggressive film production schedules. The Company is continuing to decrease the length of time it takes to reformat a film with its IMAX DMR technology. Apollo 13: The IMAX Experience, released in 2002, was re-mastered in 16 weeks, while 300: The IMAX Experience, released in March 2007, was re-mastered in approximately 10 days. The IMAX DMR conversion of simultaneous, or “day-and-date” releases are done in parallel with the movie’s filming and editing, which is necessary for the simultaneous release of an IMAX DMR film with the domestic release to conventional theaters.
     The Company demonstrated its ability to convert computer generated animation to IMAX 3D with the 1999 release of Cyberworld, the 2004 release of the full length computer-generated imagery (“CGI”) feature, The Polar Express: The IMAX 3D Experience and the release of four CGI 3D features in 2005-2007, including Beowulf: An IMAX 3D Experience released in November 2007. In addition, the Company has developed proprietary technology to convert live action 2D 35mm movies to IMAX 3D films, which the Company believes can offer significant potential benefits to the Company, studios and the IMAX theater network. This technology was used to convert scenes from 2D to 3D in the film Superman Returns: An IMAX 3D Experience in 2006. In July 2007, Harry Potter and the Order of the Phoenix: An IMAX 3D Experience, was released with approximately 20 minutes of the film converted from 2D to 3D using such technology. In addition, it is expected that the 2009 release of Harry Potter and the Half-Blood Prince: An IMAX 3D Experience will include certain scenes of the film in IMAX 3D.
     For IMAX DMR releases, the original soundtrack of the 35mm film is also re-mastered for IMAX’s five or six-channel digital sound systems. Unlike the soundtracks played in conventional theaters, IMAX re-mastered soundtracks are uncompressed and full fidelity. IMAX sound systems use proprietary loudspeaker systems and proprietary surround sound configurations that ensure every theater seat is in a good listening position.
     In 2008, 8 films converted through the IMAX DMR process were released to IMAX theaters compared to 6 films in 2007. These 8 films were:

•	The Spiderwick Chronicles: The IMAX Experience (Paramount Pictures, February 2008);

•	Shine A Light: The IMAX Experience (Paramount Pictures, Shangri-La Entertainment and Concert Productions International, April 2008);

•	Speed Racer: The IMAX Experience (Warner Bros. Pictures (“WB”), May 2008);

•	Kung Fu Panda: The IMAX Experience (DreamWorks Animation SKG, Inc., June 2008);

•	The Dark Knight: The IMAX Experience (WB, July 2008);

•	Eagle Eye: The IMAX Experience (DreamWorks Pictures, September 2008);

•	Madagascar: Escape 2 Africa: The IMAX Experience (DreamWorks Animation SKG, Inc., November 2008); and

•	The Day the Earth Stood Still: The IMAX Experience (Twentieth Century Fox, December 2008).
     The Dark Knight: The IMAX Experience broke numerous IMAX box office records and is now the highest grossing IMAX DMR film of all time, generating gross box office receipts of approximately $65.0 million to date.
     The Company believes that these releases have positioned IMAX theaters as a separate and unique distribution platform for Hollywood films, similar to the type created when Hollywood studios began including the pay TV and home video media as release windows for their films.
     To date, the Company has announced the release of 11 films to its theater network in 2009 (one IMAX original production and 10 IMAX DMR titles):
•	The Dark Knight: The IMAX Experience, for an encore presentation (WB, January 2009);

•	Under the Sea 3D (IMAX in conjunction with WB, February 2009);

•	Jonas Brothers: The 3D Concert Experience (Walt Disney Pictures, February 2009)

•	Watchmen: The IMAX Experience (WB, March 2009);

•	Monsters vs. Aliens: An IMAX 3D Experience (DreamWorks Animation SKG, Inc., March 2009);

•	Star Trek: The IMAX Experience (Paramount Pictures, May 2009);

•	Night at the Museum: Battle of the Smithsonian: The IMAX Experience (Twentieth Century Fox, May 2009);

•	Transformers: Revenge of the Fallen: The IMAX Experience (Paramount Pictures, June 2009);

•	Harry Potter and the Half-Blood Prince: An IMAX 3D Experience (WB, July 2009);

•	A Christmas Carol: An IMAX 3D Experience (Walt Disney Pictures and ImageMovers Digital, November 2009); and

•	Avatar: An IMAX 3D Experience (Twentieth Century Fox, December 2009).
     Disney’s “A Christmas Carol: An IMAX 3D Experience” directed by Robert Zemeckis (The Polar Express) is slated for wide release on the IMAX network under a new multi-picture arrangement Walt Disney Studios reached with the Company. DreamWorks Animation SKG, Inc. will release two films, How to Train Your Dragon: An IMAX 3D Experience and Shrek Goes Fourth: An IMAX 3D Experience in the first six months of 2010. In addition, the Company, in conjunction with WB and the National Aeronautics and Space Administration (NASA), also announced the next IMAX 3D space film which will chronicle the Hubble Space Telescope, set for release to IMAX theaters in 2010. Furthermore, The Company remains in active negotiations with virtually all of Hollywood’s studios for additional films to fill out its short and long-term film slate.
     Film Distribution
     The Company is a significant distributor of large-format films. The Company generally distributes films which it has produced or for which it has acquired distribution rights from independent producers. As a distributor, the Company receives a fixed fee and/or a percentage of the theater box-office receipts.

     Among the library of large-format films are 32 films, as of December 31, 2008, converted into large-format through IMAX DMR technology, including Hollywood event films such as the 2008 hit The Dark Knight: The IMAX Experience, along with general entertainment and educational films on subjects such as space, wildlife, music, history and natural wonders. The library consisted of 287 films at the end of 2008, including those digitally re-mastered using IMAX DMR technology, of which the Company had distribution rights to 44 such films. Large-format films that have been successfully released by the Company include Deep Sea 3D, which was released by the Company and WB in March 2006 and has grossed more than $75.2 million as of the end of 2008, SPACE STATION, which was released in April 2002 and has grossed over $109.7 million as of the end of 2008, T-REX: Back to the Cretaceous, which was released by the Company in 1998 and has grossed over $102.3 million as of the end of 2008 and Fantasia 2000: The IMAX Experience, which was released by the Company and Buena Vista Pictures Distribution, a unit of The Walt Disney Company, in 2000, and has grossed over $82.1 million as of the end of 2008. Large-format films have significantly longer exhibition periods than conventional 35mm films and many of the films in the large-format library have remained popular for many decades including the films To Fly! (1976), Grand Canyon — The Hidden Secrets (1984) and The Dream Is Alive (1985).
     Film Post-Production
     David Keighley Productions 70MM Inc., a wholly-owned subsidiary of the Company, provides film post-production and quality control services for large-format films (whether produced internally or externally), and digital post-production services.
Theater Operations
     The Company has six owned and operated theaters on leased premises. In addition, the Company has entered into a commercial arrangement with one theater resulting in the sharing of profits and losses. The Company also provides management services to two theaters.
Other
     Cameras
     The Company rents 2D and 3D large-format analog cameras and provides technical and post-production services to third-party producers for a fee. The Company has developed state-of-the-art patented dual and single filmstrip 3D cameras, which are among the most advanced motion picture cameras in the world and are the only 3D cameras of their kind. The IMAX 3D camera simultaneously shoots left-eye and right-eye images and enables filmmakers to access a variety of locations, such as underwater or aboard aircraft. The Company maintains cameras and other film equipment to support third-party producers and also offers production advice and technical assistance to filmmakers. For The Dark Knight: The IMAX Experience, director Christopher Nolan used IMAX large-format cameras to film a number of key scenes in the film, adding a special feature for consumers who saw the film in IMAX theaters. Michael Bay, director of Transformers: Revenge of the Fallen is similarly filming select scenes of the IMAX version of the film with IMAX cameras.
MARKETING AND CUSTOMERS
     The Company markets its theater systems through a direct sales force and marketing staff located in offices in Canada, the United States, Europe, and Asia. In addition, the Company has agreements with consultants, business brokers and real estate professionals to locate potential customers and theater sites for the Company on a commission basis.
     The commercial theater segment of the Company’s theater network is now its largest segment, comprising 231, or 65.8%, of the total 351 theaters opened as at December 31, 2008. The Company’s institutional customers include science and natural history museums, zoos, aquaria and other educational and cultural centers. The Company also sells or leases its theater systems to theme parks, tourist destination sites, fairs and expositions. At December 31, 2008, approximately 38.8% of all opened IMAX theaters were in locations outside of North America (defined as the United States and Canada). The following table outlines the breakdown of the theater network by type and geographic location as at December 31:

	2008 Theater Network Base			2007 Theater Network Base
	Commercial	Institutional	Total	Commercial	Institutional	Total
United States	125	67	192	82	68	150
Canada	16	7	23	16	7	23
Mexico	7	10	17	7	10	17
Europe	39	10	49	36	10	46
Japan	3	7	10	4	7	11
China	8	10	18	5	9	14
Rest of World	33	9	42	29	9	38

Total	231	120	351	179	120	299

     For information on revenue breakdown by geographic area, see note 20 to the accompanying audited consolidated financial statements in Item 8. The Company’s foreign operations are subject to certain risks. See “Risk Factors — The company conducts business internationally which exposes it to uncertainties and risks that could negatively affect its operations and sales” in Item 1A in the Company’s 2008 Form 10-K. The Company has two customers as at December 31, 2008, which collectively represent 17.4% of the Company’s opened base of theaters and 4.8% of revenues.
INDUSTRY AND COMPETITION
     The Company competes with manufacturers of large-format film projectors. Most of these competitors utilize smaller film formats, including 8-perforation film frame 70mm and 10-perforation film frame 70mm formats, which the Company believes deliver an image that is inferior to The IMAX Experience. The IMAX theater network and the number of large-format films to which the Company has distribution rights are substantially larger than those of its large-format competitors and IMAX DMR reformatted films are available exclusively to the IMAX theater network. The Company’s customers generally consider a number of criteria when selecting a large-format theater including quality, reputation, brand-name recognition, configuration of system components, features, price and service. The Company believes that its competitive strengths include the value of the IMAX brand name, the quality and historic reliability rate of IMAX theater systems, the return on investment of an IMAX theater, the number and quality of large-format films that it distributes, the quality of the sound system components included with the IMAX theater, the availability of Hollywood event films to IMAX theaters through IMAX DMR technology and the level of the Company’s service and maintenance and extended warranty efforts. Virtually all of the best performing large-format theaters in the world are IMAX theaters.
     The motion picture industry is in the early stages of transitioning from film projection to digital projection, and the Company itself has developed a proprietary digitally-based projector in response to this transition. In recent years, a number of companies have introduced digital 3D projection technology and a number of Hollywood features, which it introduced in 2008 have been exhibited in 3D using these technologies. According to the National Association of Theater Owners, there are approximately 1,700 conventional-sized screens in U.S. multiplexes equipped with such digital 3D systems. The Company believes that its many competitive strengths, including the IMAX brand name, the quality and immersiveness of The IMAX Experience, its IMAX DMR technology and its patented theater geometry, significantly differentiate the Company’s 3D presentations from any other 3D presentations. For the small number of films released to both IMAX 3D theaters and conventional 3D theaters, the IMAX theaters have significantly outperformed the conventional theaters on a per-screen revenue basis.
THE IMAX BRAND
     The world-famous IMAX brand stands for the highest-quality, most immersive motion picture entertainment. Consumer research conducted for the Company in the U.S. by a third-party research firm shows that the IMAX brand is known for cutting-edge technology and an experience that immerses audiences in the movie. The research also shows that the brand inspires a strong sense of loyalty and that consumers place a premium on it, often willing to travel significantly farther and pay more for The IMAX Experience than for a conventional movie. The Company believes that its significant brand loyalty among consumers provides it with a strong, sustainable position in the exhibition industry. The IMAX brand name cuts across geographic and demographic boundaries.

     As the IMAX theater network and film slate grow, so does the visibility of the IMAX brand. In recent years, IMAX has built on its heritage of educational movies presented in prestigious institutions and destination centers by expanding its network into multiplexes. With an increasing number of IMAX theaters based in multiplexes and with a recent history of commercially successful large-format films such as: The Dark Knight: The IMAX Experience, I am Legend: The IMAX Experience, Beowulf: An IMAX 3D Experience, Harry Potter and the Order of the Phoenix: An IMAX 3D Experience, 300: The IMAX Experience, Spider-Man 3: The IMAX Experience and Superman Returns: An IMAX 3D Experience, the Company continues to increase its presence in commercial settings. The Company believes the strength of the IMAX brand will be an asset as it continues to establish the IMAX theater network as a unique and desirable release window for Hollywood movies, and rolls out its new digital projection system.
RESEARCH AND DEVELOPMENT
     The Company believes that it is one of the world’s leading entertainment technology companies with significant in-house proprietary expertise in digital and film-based projection and sound system component design, engineering and imaging technology, particularly in 3D. The Company believes that the motion picture industry will be affected by the development of digital technologies, particularly in the areas of content creation (image capture), post-production (editing and special effects), digital re-mastering (such as IMAX DMR), distribution and display (projection). The Company has made significant investments in digital technologies, including the development of a proprietary, patent-pending technology to digitally enhance image resolution and quality of 35mm motion picture films, the conversion of monoscopic (2D) to stereoscopic (3D) images and the creation of an IMAX digital projector. Accordingly, the Company holds a number of patents, patents pending and other intellectual property rights in these areas. In addition, the Company holds numerous digital patents and relationships with key manufacturers and suppliers in digital technology. In July 2008, the Company introduced its proprietary digitally-based projector which operates without the need for analog film prints.
     The IMAX DMR technology converts a conventional 35mm frame into its digital form at a very high resolution. The proprietary system recreates a pristine form of the original photography. The Company believes the proprietary process makes the images sharper than the original and the completed re-mastered film, now nearly ten times larger than the original, is transferred onto the Company’s 15/70-film format or into an IMAX digital DCP format. Each film’s original soundtrack is also recreated and upgraded to Company standards. Through its research and development program, the Company continues to refine and enhance the capabilities of this technology.
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
     For 2008, 2007, and 2006, the Company recorded research and development expenses of $7.5 million, $5.8 million and $3.6 million, respectively. Over the past two years, the Company has invested significantly in research and development relating to the development and introduction of its IMAX digital projector system. As at December 31, 2008, 39 of the Company’s employees were connected with research and development projects.
MANUFACTURING AND SERVICE
      Projector Component Manufacturing
     The Company assembles the projector of its large-format theater systems at its Corporate Headquarters and Technology Center in Mississauga, Ontario, Canada (near Toronto). A majority of the parts and sub-assemblies for this component are purchased from outside vendors. The Company develops and designs all the key elements for the proprietary technology involved in this component. Fabrication of parts and sub-assemblies is subcontracted to a group of carefully pre-qualified suppliers. Manufacture and supply contracts are signed for the delivery of the component on an order-by-order basis. The Company has developed long-term relationships with a number of significant suppliers, and the Company believes its existing suppliers will continue to supply quality products in quantities sufficient to satisfy its needs. The Company inspects all parts and sub-assemblies, completes the final assembly and then subjects the projector to comprehensive testing individually and as a system prior to shipment. In 2008, these projectors, including the Company’s recently introduced digital projection system, had reliability rates based on scheduled shows of approximately 99.8%.

      Sound System Component Manufacturing
     The Company develops, designs and assembles the key elements of its theater sound system component. The standard IMAX theater sound system component comprises parts from a variety of sources with approximately 50.0% of the materials of each sound system attributable to proprietary parts provided under original equipment manufacturers agreements with outside vendors. These proprietary parts include custom loudspeaker enclosures and horns and specialized amplifiers, signal processing and control equipment. The Company inspects all parts and sub-assemblies, completes the final assembly and then subjects the sound system component to comprehensive testing individually and as a system prior to shipment.
      Screen and Other Components
     The Company purchases its screen component and glasses cleaning equipment from third parties. The standard screen system component is comprised of a projection screen manufactured to IMAX specifications and a frame to hang the projection screen. The proprietary glasses cleaning machine is a stand-alone unit that is connected to the theater’s water and electrical supply to automate the cleaning of 3D glasses.
      Maintenance and Extended Warranty Services
     The Company also provides ongoing maintenance and extended warranty services to IMAX theater systems. These arrangements are usually for a separate fee, although the Company often includes free service in the initial year of an arrangement. The maintenance and extended warranty arrangements include service, maintenance and replacement parts for theater systems.
     To support the IMAX theater network, the Company has personnel stationed in major markets throughout the world, who provide periodic and emergency maintenance and extended warranty services on existing theater systems. The Company provides various levels of maintenance and warranty services, which are priced accordingly. Under full service programs, Company personnel typically visit each theater every three months to provide preventative maintenance, cleaning and inspection services and emergency visits to resolve problems and issues with the theater system. Under some arrangements, customers can elect to participate in a service partnership program whereby the Company trains a customer’s technician to carry out certain aspects of maintenance. Under such shared maintenance arrangements, the Company participates in certain of the customer’s maintenance checks each year, provides a specified number of emergency visits and provides spare parts, as necessary.
PATENTS AND TRADEMARKS
     The Company’s inventions cover various aspects of its proprietary technology and many of these inventions are protected by Letters of Patent or applications filed throughout the world, most significantly in the United States, Canada, Belgium, Japan, France, Germany and the United Kingdom. The subject matter covered by these patents, applications and other licenses encompasses theater design and geometry, electronic circuitry and mechanisms employed in projectors and projection equipment (including 3D projection equipment), a method for synchronizing digital data, a method of generating stereoscopic (3D) imaging data from a 2D source, a process for digitally re-mastering 35mm films into large-format, a method for increasing the dynamic range and contrast of projectors, a method for visibly seaming or superimposing images from multiple projectors and other inventions relating to digital projectors. The Company has been diligent in the protection of its proprietary interests.
     The Company currently holds or licenses 46 patents, has 14 patents pending in the United States and has corresponding patents or filed applications in many countries throughout the world. While the Company considers its patents to be important to the overall conduct of its business, it does not consider any particular patent essential to its operations. Certain of the Company’s patents in the United States, Canada and Japan for improvements to the IMAX projection system components expire between 2009 and 2024.
     The Company owns or otherwise has rights to trademarks and trade names used in conjunction with the sale of its products, systems and services. The following trademarks are considered significant in terms of the current and contemplated operations of the Company: IMAX®, Experience It In IMAX®, The IMAX Experience®, An IMAX Experience®, IMAX DMR®, IMAX® 3D, IMAX® Dome, IMAX MPX®, IMAX think big® and think big®. These trademarks are widely protected by registration or common law throughout the world. The Company also owns the service mark IMAX THEATRETM.
EMPLOYEES
     As at December 31, 2008, the Company had 326 employees, not including hourly employees at Company owned and operated theaters.

AVAILABLE INFORMATION
     The Company makes available, free of charge, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as soon as reasonably practicable after such filings have been made with the United States Securities and Exchange Commission (the “SEC”). Reports may be obtained through the Company’s website at www.imax.com or by calling the Company’s Investor Relations Department at 212-821-0100.
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
RISKS RELATED TO THE COMPANY’S FINANCIAL PERFORMANCE OR CONDITION
     The Company is highly leveraged, which may make it difficult to refinance its existing indebtedness and obtain new financing and which limits cash flow available for its operations.
     The Company is highly leveraged. As at December 31, 2008, its total indebtedness was $180.0 million and the Company’s shareholders’ deficit was $96.8 million. The Company’s high leverage has important possible consequences. It may:
•	make it more difficult for the Company to satisfy its financial obligations;

•	make it more difficult for the Company to refinance its existing indebtedness;

•	lead to dilution of the Company’s shares if the Company elects to reduce existing indebtedness through use of its equity;

•	limit the Company’s ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes;

•	require the Company to dedicate all or a substantial portion of its cash flow from operations to the payment of principal and interest on its indebtedness, resulting in less cash available for its operations and other purposes;

•	impede the Company’s research and development initiatives;

•	limit the Company’s ability to rapidly adjust to changing market conditions; and

•	increase the Company’s vulnerability to downturns in its business or in general economic conditions.
     The Company’s ability to satisfy its obligations and to reduce its total debt depends in large part on its future operating performance. The Company’s future operating performance is subject to many factors, including economic, financial and competitive factors, which may be beyond its control and, as a result, the Company may be unable to provide sufficient net proceeds to meet these obligations. In addition, the capital markets are currently experiencing a period of dislocation and instability, as evidenced by a lack of liquidity in both the equity and debt capital markets, significant write-offs in the financial services sector, the repricing of credit risk in the broadly syndicated credit market and the failure of certain major financial institutions. These events have contributed to worsening general economic conditions that are materially and adversely affecting the broad financial and credit markets and reducing the availability and increasing the price of debt and equity capital. The Company’s $160.0 million aggregate principal amount of Senior Notes and its $20.0 million of indebtedness outstanding under the Credit Facility mature on December 1, 2010 and October 31, 2010, respectively. In addition to its existing indebtedness, the Company has an unfunded U.S. defined benefit pension plan, the SERP, covering its Co-CEOs, and current SERP assumptions include that approximately $15.3 million will be paid out in August 2010, although the Co-CEOs have indicated a willingness to discuss potential deferment of pension obligations if the Company were to initiate such discussions. In light of current credit conditions, there can be no assurance that the Company will be successful in refinancing its existing indebtedness or in obtaining new financing on a timely basis or on satisfactory terms or at all. If the Company is unable to refinance its indebtedness or obtain other financing, the Company will face substantial liquidity challenges and there is no guarantee that the Company will have sufficient cash flow or capital resources to meet its repayment and other obligations.

     Even if the Company is able to refinance its existing indebtedness or to obtain new financing in the short term, continued volatility and disruptions in the capital and credit markets as result of uncertainty, changing or increased regulation of financial institutions, reduced alternatives or failures of significant financial institutions could adversely affect the Company’s access to liquidity needed for its business in the longer term. As a result, the Company could be required to fund its business without significant outside capital. In such an event, the Company may have to conserve cash by significantly reducing its spending and limiting certain operational and strategic initiatives, including, potentially, the execution of future joint revenue sharing arrangements and by forgoing business opportunities that are in the Company’s best interests until the markets stabilize or until alternative credit arrangements or other funding for the Company’s business needs can be arranged. The inability to carry out such initiatives or pursue business opportunities could adversely affect the Company’s operating results, cash flows and financial position over the longer term.
     The Company may not generate cash flow sufficient to service all of its obligations.
     The Company’s ability to make payments on and to refinance its indebtedness and to fund its operations, working capital and capital expenditures, depends in large part on its ability to generate positive cash flows in the future. The Company’s cash flow is subject to general economic, industry, financial, competitive, technological, operating, regulatory and other factors, many of which are beyond its control. The Company’s business may not generate cash flow in an amount sufficient to enable it to repay its indebtedness or to fund its other liquidity needs.
     The Company’s stock price has historically been volatile and declines in market price, including as a result of the current market downturn, may negatively affect its ability to raise capital, issue debt, secure customer business and retain employees.
     The Company’s publicly traded shares have in the past experienced, and may continue to experience, significant price and volume fluctuations. This market volatility could reduce the market price of its common stock, regardless of the Company’s operating performance. In addition, in recent months, conditions in the public equity markets have declined significantly in general, resulting in exceptional volatility in equity prices of some companies. A continued decline in the capital markets generally, or an adjustment in the market price or trading volumes of the Company’s publicly traded securities, may negatively affect its ability to raise capital, issue debt, secure customer business or retain employees. These factors, as well as general economic and geopolitical conditions, may have a material adverse effect on the market price of the Company’s publicly traded securities.
     Current economic conditions beyond the Company’s control could materially affect the Company’s business by reducing both revenue generated from existing IMAX theater systems and the demand for new IMAX theater systems.
     The global macro-economic outlook for 2009 is largely negative and the U.S. and global economies could remain significantly challenged for an indeterminate period of time. While historically the movie industry has proved to be somewhat resistant to economic downturns, and while the Company is actively taking steps to mitigate the effect of the economic downturn on its operations, present economic conditions, which are beyond the Company’s control, could lead to a decrease in discretionary consumer spending. It is difficult to predict the severity and the duration of any decrease in discretionary consumer spending resulting from the economic downturn and what affect it may have on the movie industry, in general, and box office results of the Company’s films in particular.
     The Company’s revenues are increasingly dependent on box-office revenues. The Company’s sale and sales-type lease agreements typically provide for additional revenues based on a percentage of theater box-office receipts when attendance at an IMAX theater exceeds a minimum threshold. In addition, the Company receives a percentage of the gross box-office receipts of its IMAX DMR films. The Company’s joint revenue sharing arrangements typically provide it with a portion of exhibitor’s IMAX box-office and concession revenue in lieu of receiving significant payments at the beginning of a contract term. As the Company continues to install theater systems under joint revenue sharing arrangements, the Company’s revenues will be more directly dependent on the box-office performance of IMAX films. Accordingly, any decline in attendance at commercial IMAX theaters could materially and adversely affect the Company’s future revenues and cash flows.
     The Company also depends on the sale and lease of IMAX theater systems to commercial movie exhibitors to generate revenue. Commercial movie exhibitors generate revenues from consumer attendance at their theaters, which depends on the willingness of consumers to spend discretionary income at movie theaters. While in the past, the movie industry has proven to be somewhat resistant to economic downturns, in the event of declining box office and concession revenues, commercial exhibitors may be less willing to invest capital in new IMAX theaters. In addition, as a result of the continued disruptions in the capital and credit markets that may limit exhibitors’ access to capital, exhibitors may be unable to invest capital in new IMAX theaters. A decline in demand for new IMAX theater systems could materially and adversely affect the Company’s results of operations.

     Under the Company’s joint revenue sharing arrangement with American Multi-Cinema, Inc. (“AMC”), the obligation of AMC to accept the delivery of additional theater systems is subject to certain box-office performance thresholds. Although such thresholds have been significantly exceeded to date, there is no guarantee that they will continue to be, and the failure to achieve box-office performance thresholds could result in fewer theater systems being installed under the Company’s agreement with AMC.
     There is collection risk associated with payments to be received over the terms of the Company’s theater system agreements.
     The Company is dependent in part on the viability of its exhibitors for collections under long-term leases, sales financing agreements and joint revenue sharing arrangements. Exhibitors or other operators may experience financial difficulties, particularly given current economic conditions, that could cause them to be unable to fulfill their contractual payment obligations to the Company. As a result, the Company’s future revenues and cash flows could be adversely affected.
      The Company may not convert all of its backlog into revenue and cash flows.
     At December 31, 2008, the Company’s sales backlog included 213 theater systems, consisting of arrangements for 107 sales and lease systems and 106 theater systems under joint revenue sharing arrangements. The Company lists signed contracts for theater systems for which revenue has not been recognized as sales backlog prior to the time of revenue recognition. The total value of the sales backlog represents all signed theater system sale or lease agreements that are expected to be recognized as revenue in the future (other than those under joint revenue sharing arrangements) and includes initial fees along with the present value of fixed minimum ongoing fees due over the term, but excludes contingent fees in excess of fixed minimum ongoing fees that might be received in the future and maintenance and extended warranty fees. Notwithstanding the legal obligation to do so, not all of the Company’s customers with which it has signed contracts may accept delivery of theater systems that are included in the Company’s backlog. This could adversely affect the Company’s future revenues and cash flows. In addition, customers with theater system obligations in backlog sometimes request that the Company agree to modify or reduce such obligations, which the Company has agreed to in the past under certain circumstances. Customer requested delays in the installation of theater systems in backlog remain a recurring and unpredictable part of the Company’s business. The Company has seen a number of theater systems installations originally anticipated for the third and fourth quarters of 2008 move to anticipated installations for 2009 and beyond.
     The Company depends on commercial movie exhibitors to purchase or lease its IMAX theater systems, to supply revenue under joint revenue sharing arrangements as well as to provide additional revenues under its sales and sales-type lease agreements and to supply venues in which to exhibit its IMAX DMR films.
     The Company’s primary customers are commercial multiplex exhibitors. The Company is unable to predict if, or when, they or other exhibitors will purchase or lease IMAX theater systems or enter into joint revenue sharing arrangements with the Company, or whether any of the Company’s existing customers will continue to do any of the foregoing. If exhibitors choose to reduce their levels of expansion or decide not to purchase or lease IMAX theater systems or enter into joint revenue sharing arrangements with the Company, including as a result of the current economic downturn, the Company’s revenues would not increase at an anticipated rate and motion picture studios may be less willing to reformat Hollywood 35mm films into the Company’s film format for exhibition in commercial IMAX theaters. As a result, the Company’s future revenues and cash flows could be adversely affected.
      The success of the IMAX theater network is directly related to the availability and success of IMAX DMR films.
     An important factor affecting the growth and success of the IMAX theater network is the availability of films for IMAX theaters. The Company produces only a small number of such films and, as a result, the Company relies principally on films produced by third party filmmakers and studios, particularly Hollywood features converted from 35mm format using the Company’s IMAX DMR technology. There is no guarantee that these filmmakers and studios will continue to release IMAX films, or that the films they produce will be commercially successful. The steady flow and successful box office performance of IMAX DMR releases becomes more important to the Company’s financial performance as the number of joint revenue sharing arrangements included in the overall IMAX network grows. The Company’s revenues from joint revenue sharing arrangements are driven directly by exhibitors’ box-office results, which are dependent on commercial acceptance of IMAX DMR films. Moreover films can be subject to delays in production or changes in release schedule, which can negatively impact the number, timing and quality of IMAX DMR and IMAX original films released to the IMAX theater network.

     The Company’s theater system revenue can vary significantly from its cash flows under theater system sales or lease agreements.
     The Company’s theater systems revenue can vary significantly from the associated cash flows. The Company generally provides financing to customers for theater systems on a long-term basis through long-term leases or notes receivables. The terms of leases or notes receivable are typically 10 to 20 years. The Company’s sale and lease-type agreements typically provide for three major sources of cash flow related to theater systems:
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
     As a result of the above, the revenue set forth in the Company’s financial statements does not necessarily correlate with the Company’s cash flow or cash position. Revenues include the present value of future contracted cash payments and there is no guarantee that the Company will receive such payments under its lease and sale agreements if its customers default on their payment obligations.
     There are several risks associated with the Company’s transition to a digitally-based projector, including technical risks and business risks, such as the risk that movie studios may be unwilling to pay the higher costs of IMAX film prints, particularly for certain under-performing movie theaters outside the United States and Canada.
     In 2008, the Company completed the development of its proprietary digitally-based projector, which the Company predicts will ultimately supplant and replace its film-based projector for a large portion of its commercial theater customer base. As of December 31, 2008, the Company has installed 46 digitally-based projectors, including two digital upgrades, all of which are currently in operation, and has signed contracts for the installation of an additional 167 digitally-based projectors in future periods. As the number of digitally-based projectors in the commercial IMAX theater network grows, movie studios may be unwilling to continue to pay the high costs of IMAX film prints, particularly those intended for under-performing theaters located outside the United States and Canada. While the Company is actively seeking solutions to ensure that IMAX film prints will be delivered to such theaters, there can be no assurance that these measures will be adequate to ensure that all IMAX theaters will continue to receive film prints.
     In addition, while to date the digitally-based projectors have been highly reliable, technical flaws or bugs may become apparent in the future which would require repairs or modifications to the projector. Competitors may design digitally-based projectors which are more attractive to the consumer and/or are more cost effective than the Company’s, and may make the Company’s projectors less competitive. As a result of this competition, the Company could lose market share if demand for its products declines, which could seriously harm its business and operating results. In addition, the need for additional research and development and/or for capital to finance the replacement of certain theater systems and associated conversion costs could require the Company to raise additional capital, which capital may not be available to the Company on attractive terms, or at all.

     The Company’s operating results and cash flow can vary substantially from quarter to quarter and could increase the volatility of its share price.
     The Company’s operating results and cash flow can fluctuate substantially from quarter to quarter. In particular, fluctuations in theater system installations can materially affect operating results. Factors that have affected the Company’s operating results and cash flow in the past, and are likely to affect its operating results and cash flow in the future, include, among other things:
•	the timing of signing and installation of new theater systems;

•	the demand for, and acceptance of, its products and services;

•	the recognition of revenue of sales and sales-type leases;

•	the classification of leases as sales-type versus operating leases;

•	the volume of orders received and that can be filled in the quarter;

•	the level of its sales backlog;

•	the timing and commercial success of films produced and distributed by the Company and others;

•	the signing of film distribution agreements;

•	the financial performance of IMAX theaters operated by the Company’s customers and by the Company;

•	financial difficulties faced by customers, particularly customers in the commercial exhibition industry;

•	the magnitude and timing of spending in relation to the Company’s research and development efforts; and

•	the number and timing of joint revenue sharing arrangement installations, related capital expenditures and timing of related cash receipts.
     Most of the Company’s operating expenses are fixed in the short term. The Company may be unable to rapidly adjust its spending to compensate for any unexpected sales shortfall, which would harm quarterly operating results, although the results of any quarterly period are not necessarily indicative of its results for any other quarter or for a full fiscal year.
      The Company may not be able to generate profits in the future.
     The Company had significant losses in each of 2008, 2007 and 2006. The Company may not be able to generate profits in any future period. If the Company does not generate profits in future periods, it may be unable to finance the operations of its business or meet its debt obligations.
     The Company’s revenues from existing customers are derived in part from financial reporting provided by its customers, which may be inaccurate or incomplete, resulting in lost or delayed revenues.
     The Company’s revenue under its joint revenue sharing arrangements, a portion of the Company’s payments under lease or sales arrangements and its film license fees are based upon financial reporting provided by its customers. If such reporting is inaccurate, incomplete or withheld, the Company’s ability to receive the appropriate payments in a timely fashion that are due to it may be impaired. The Company’s contractual audits of IMAX theaters may not rectify payments lost or delayed as a result of customers not fulfilling their contractual obligations with respect to financial reporting.
     The agreements governing the Company’s indebtedness contain significant restrictions that limit its operating and financial flexibility.
     The agreements governing the Company’s indebtedness including the agreement governing its credit facility and the Indenture governing the Senior Notes, contain certain restrictive covenants that, among other things, limit its ability to:

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
     These restrictive covenants impose operating and financial restrictions on the Company that limit the Company’s ability to engage in acts that may be in the Company’s long-term best interests.
     The introduction of new products and technologies and changes in the way the Company’s competitors operate could harm the Company’s business.
     The out-of-home entertainment industry is very competitive, and the Company faces a number of challenges. In addition to existing large-format film projection competitors, the Company may also face competition in the future from companies in the entertainment industry with new technologies and/or substantially greater capital resources. The Company also faces competition from a number of alternative motion picture distribution channels such as home video, pay-per-view, video-on-demand, DVD, Internet and syndicated and broadcast television. The Company also competes for the public’s leisure time and disposable income with other forms of entertainment, including sporting events, concerts, live theater and restaurants.
     Furthermore, the out-of-home entertainment industry in general is undergoing significant changes. Primarily due to technological developments and changing consumer tastes, numerous companies are developing, and are expected to continue to develop, new entertainment products for the out-of-home entertainment industry, which may compete directly with the Company’s products. Competitors may design products which are more attractive to the consumer and/or are more cost effective than the Company’s and may make its products less competitive. As a result of this competition, the Company could lose market share if demand for its products declines, which could seriously harm its business and operating results.
     The motion picture exhibition industry is in the early stages of conversion from film-based media to electronic-based media. The Company has developed a proprietary digitally-based projector that can be utilized in IMAX theaters, and is currently available for sale. The Company’s digital roll-out has been successful to date. The Company installed 46 digitally-based projectors as at December 31, 2008 and has signed contracts for the installation of an additional 167 digital projectors. There are several risks associated with the Company’s transition to a digitally-based projector. See “Risk Factors — There are several risks associated with the Company’s transition to a digitally-based projector, including technical risks and business risks, such as the risk that movie studios may be unwilling to pay the higher costs of IMAX film prints, particularly for certain under-performing movie theaters outside the United States and Canada,” in this Item 1A in the Company’s 2008 Form 10-K.

     The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations and sales.
     A significant portion of the Company’s sales are made to customers located outside the United States and Canada. Approximately 31%, 35% and 36% of its revenues were derived outside of the United States and Canada in 2008, 2007 and 2006, respectively. The Company expects its international operations to continue to account for a significant portion of its revenues in the future and plans to expand into new markets in the future. The Company does not have significant experience in operating in certain foreign countries and is subject to the risks associated with doing business in those countries. The Company currently has theater systems installations projected in countries where economies have been unstable in recent years. The economies of other foreign countries important to the Company’s operations could also suffer slower economic growth or instability in the future. The following are among the risks that could negatively affect the Company’s operations and sales in foreign markets:
•	new restrictions on access to markets, both for theater systems and films;

•	unusual or burdensome foreign laws or regulatory requirements or unexpected changes to those laws or requirements;

•	fluctuations in the value of foreign currency versus the U.S. dollar and potential currency devaluations;

•	new tariffs, trade protection measures, import or export licensing requirements, trade embargoes and other trade barriers;

•	imposition of foreign exchange controls in such foreign jurisdictions;

•	dependence on foreign distributors and their sales channels;

•	difficulties in staffing and managing foreign operations;

•	adverse changes in monetary and/or tax policies;

•	poor recognition of intellectual property rights;

•	inflation;

•	requirements to provide performance bonds and letters of credit to international customers to secure system component deliveries; and

•	political, economic and social instability.
     The Company may still be able to incur more indebtedness, which could further exacerbate the risks associated with its existing indebtedness.
     In spite of the current state of the capital and credit markets, the Company may be able to incur substantial additional indebtedness in the future. Although the agreements governing the indebtedness contain restrictions on the incurrence of additional indebtedness, debt incurred in compliance with these restrictions could be substantial. If additional indebtedness is added to its current indebtedness levels, the related risks that the Company faces would be magnified.
      The Company may experience adverse effects due to exchange rate fluctuations.
     A substantial portion of the Company’s revenues are denominated in U.S. dollars, while a substantial portion of its expenses are denominated in Canadian dollars. The Company also generates revenues in Euros and Japanese Yen. While the Company entered into a forward contract with the Bank of Montreal to hedge its exposure to exchange rate fluctuations between the U.S. and the Canadian dollar, the Company may not be successful in reducing its exposure to these fluctuations. The use of derivative contracts is intended to mitigate or reduce transactional level volatility in the results of foreign operations, but does not completely eliminate volatility.

      The Company is subject to impairment losses on its film assets.
     The Company amortizes its film assets, including IMAX DMR costs capitalized using the individual film forecast method, whereby the costs of film assets are amortized and participation costs are accrued for each film in the ratio of revenues earned in the current period to management’s estimate of total revenues ultimately expected to be received for that title. Management regularly reviews, and revises when necessary, its estimates of ultimate revenues on a title-by-title basis, which may result in a change in the rate of amortization of the film assets and write-downs or impairments of film assets. Results of operations in future years depend upon the amortization of the Company’s film assets and may be significantly affected by periodic adjustments in amortization rates.
      The Company is subject to impairment losses on its inventories.
     The Company records provisions for excess and obsolete inventory based upon current estimates of future events and conditions, including the anticipated installation dates for the current backlog of theater system contracts, technological developments, signings in negotiation and anticipated market acceptance of the Company’s current and pending theater systems. The Company recently introduced a proprietary digitally-based IMAX projection system. Increased customer acceptance and preference for the Company’s digital projection system may subject existing film-based inventories to further write-downs (resulting in lower margins) as these theater systems become less desirable in the future.
     If the Company’s goodwill or long lived assets become impaired the Company may be required to record a significant charge to earnings.
     Under U.S. GAAP, the Company reviews its long lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment annually or when events or changes in circumstances indicate an impairment test is required. Factors that may be considered a change in circumstances include (but are not limited to) a decline in stock price and market capitalization, declines in future cash flows, and slower growth rates in the Company’s industry. The Company may be required to record a significant charge to earnings in its financial statements during the period in which any impairment of its goodwill or long lived assets is determined.
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
     The Company depends on its proprietary knowledge regarding IMAX theater systems and digital and film technology. The Company relies principally upon a combination of copyright, trademark, patent and trade secret laws, restrictions on disclosures and contractual provisions to protect its proprietary and intellectual property rights. These laws and procedures may not be adequate to prevent unauthorized parties from attempting to copy or otherwise obtain the Company’s processes and technology or deter others from developing similar processes or technology, which could weaken the Company’s competitive position. The protection provided to the Company’s proprietary technology by the laws of foreign jurisdictions may not protect it as fully as the laws of Canada or the United States. Some of the underlying technologies of the Company’s products and system components are not covered by patents or patent applications.

     The Company has patents issued and patent applications pending, including those covering its digital projector and digital conversion technology. The Company’s patents are filed in the United States, often with corresponding patents or filed applications in other jurisdictions, such as Canada, Belgium, Japan, France, Germany and the United Kingdom. The patents may not be issued or provide the Company with any competitive advantages. The patent applications may also be challenged by third parties. Several of the Company’s issued patents in the United States, Canada and Japan for improvements to IMAX projectors, IMAX 3D Dome and sound system components expire between 2009 and 2024. Any claims or litigation initiated by the Company to protect its proprietary technology could be time consuming, costly and divert the attention of its technical and management resources.
     The Company faces risks in connection with the continued expansion of its business in China and other parts of Asia.
     The first IMAX theater system in a theater in China was installed in December 2001, there were 18 IMAX theaters in China as at December 31, 2008, and 23 additional IMAX theater systems are scheduled to be installed in China by 2013. However, the geopolitical instability of the region comprising China, Taiwan, North Korea and South Korea could result in economic embargoes, disruptions in shipping or even military hostilities, which could interfere with both the fulfillment of the Company’s existing contracts and its pursuit of additional contracts in China.
     Because the Company is incorporated in Canada, it may be difficult for plaintiffs to enforce against the Company liabilities based solely upon U.S. federal securities laws.
     The Company is incorporated under the federal laws of Canada, some of its directors and officers are residents of Canada and a substantial portion of its assets and the assets of such directors and officers are located outside the United States. As a result, it may be difficult for U.S. plaintiffs to effect service within the United States upon those directors or officers who are not residents of the United States, or to realize against them or the Company in the United States upon judgments of courts of the United States predicated upon the civil liability under the U.S. federal securities laws. In addition, it may be difficult for plaintiffs to bring an original action outside of the United States against the Company to enforce liabilities based solely on U.S. federal securities laws.
RISKS RELATED TO THE COMPANY’S PRIOR RESTATEMENTS AND RELATED MATTERS
     The Company is subject to ongoing informal inquiries by regulatory authorities in the U.S. and Canada, and it cannot predict the timing of developments and outcomes in these matters.
     The Company is the subject of informal inquiries by the SEC and the Ontario Securities Commission (the “OSC”); these inquiries focus on the Company’s accounting policies and related matters. In a letter dated December 13, 2007, the Staff of the Division of Corporation Finance of the SEC notified the Company that it had completed its review of the Company’s Form 10-K and related filings, and did not, at that time, have any further comments; however, other inquiries remain ongoing. The Company cannot predict when these inquiries will be completed or the further timing of any other developments in connection with the inquiries. The Company also cannot predict the results or outcomes of these inquiries.
     Expenses incurred in connection with these informal inquiries (which include substantial fees of lawyers and other professional advisors) continue to adversely affect the Company’s cash position and profitability. The Company may also have potential obligations to indemnify officers and directors who could, at a future date, be parties to such inquiries.
     The informal inquiries may adversely affect the course of the pending litigation against the Company. The Company is currently defending a consolidated class-action lawsuit in the U.S. and a class-action lawsuit in Ontario (see Item 3. Legal Proceedings). Negative developments or outcomes in the informal inquiries could have an adverse effect on the Company’s defense of lawsuits. Finally, the SEC and/or OSC could impose sanctions and/or fines on the Company in connection with the aforementioned inquiries. The indenture dated as at December 4, 2003, and as thereafter amended and supplemented, (the “Indenture”) governing the Company’s 9.625% Senior Notes due 2010 (the “Senior Notes”) contains a covenant requiring the timely filing of its financial statements with regulatory agencies. Additional changes to the Company’s accounting policies and/or additional restatements could result in the failure of the Company to meet these deadlines and cause the holders of its Senior Notes to accelerate payment. In addition, these informal investigations could divert the attention of the Company’s management and other personnel for significant periods of time.

     The Company is subject to lawsuits that could divert its resources and result in the payment of significant damages and other remedies.
     The Company’s industry is characterized by frequent claims and related litigation regarding breach of contract and related issues. The Company is subject to a number of legal proceedings and claims that arise in the ordinary course of its business. In addition, the Company is engaged as a defendant in several class action lawsuits filed by certain shareholders of the Company and one action filed by a bondholder of the Company. Since March 2007, this bondholder has repeatedly and unsuccessfully attempted to trigger a default or acceleration under the Indenture. The Company cannot assure that it will succeed in defending any claims, that judgments will not be entered against it with respect to any litigation or that reserves the Company may set aside will be adequate to cover any such judgments. If any of these actions or proceedings against the Company is successful, it may be subject to significant damages awards. In addition, the Company is the plaintiff in a number of lawsuits in which it seeks the recovery of substantial payments. The Company is incurring legal fees in prosecuting and defending its lawsuits, and it may not ultimately prevail in such lawsuits or be able to collect on such judgments if it does.
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
     The Company has been the subject of continuing negative publicity in part as a result of the ongoing informal SEC and OSC inquiries and its prior delay in filing financial statements and restatements of prior results. Continuing negative publicity could have an adverse effect on the Company’s business and the market price of the Company’s publicly traded securities.
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     The Company’s principal executive offices are located in Mississauga, Ontario, Canada, New York, New York and Santa Monica, California. The Company’s principal facilities are as follows:

	Operation	Own/Lease	Expiration
Mississauga, Ontario(1)	Headquarters, Administrative, Assembly and Research and Development	Own	N/A
New York, New York	Executive	Lease	2014
Santa Monica, California	Sales, Marketing, Film Production and Post-Production	Lease	2012
Shanghai, China	Sales and Marketing	Lease	2009
Tokyo, Japan	Sales, Marketing, Maintenance and Theater Design	Lease	2010

(1)	This facility is subject to a charge in favor of Wachovia Capital Finance Corporation (Canada) in connection with a secured revolving credit facility (see note 12 to the accompanying audited consolidated financial statements in Item 8).

Item 3. Legal Proceedings
     In March 2005, the Company, together with Three-Dimensional Media Group, Ltd. (“3DMG”), filed a complaint in the U.S. District Court for the Central District of California, Western Division, against In-Three, Inc. (“In-Three”) alleging patent infringement. On March 10, 2006, the Company and In-Three entered into a settlement agreement settling the dispute between the Company and In-Three. On June 12, 2006, the U.S. District Court for the Central District of California, Western Division, entered a stay in the proceedings against In-Three pending the arbitration of disputes between the Company and 3DMG. Arbitration was initiated by the Company against 3DMG on May 15, 2006 before the International Centre for Dispute Resolution in New York, alleging breaches of the license and consulting agreements between the Company and 3DMG. On June 15, 2006, 3DMG filed an answer denying any breaches and asserting counterclaims that the Company breached the parties’ license agreement. On June 21, 2007, the Arbitration Panel unanimously denied 3DMG’s Motion for Summary Judgment filed on April 11, 2007 concerning the Company’s claims and 3DMG’s counterclaims. On October 5, 2007, 3DMG amended its counterclaims and added counterclaims from a related entity relating to fees allegedly owed to that entity by the Company. An evidentiary hearing on liability issues originally scheduled for June 2008 has been postponed until a later date to be set by the Arbitration Panel. Further proceedings on damages issues will be scheduled if and when necessary. The Company will continue to pursue its claims vigorously and believes that all allegations made by 3DMG are without merit. The Company further believes that the amount of loss, if any, suffered in connection with the counterclaims would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of the arbitration.
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

     The Company and certain of its officers and directors were named as defendants in eight purported class action lawsuits filed between August 11, 2006, and September 18, 2006, alleging violations of U.S. federal securities laws. These eight actions were filed in the U.S. District Court for the Southern District of New York. On January 18, 2007, the Court consolidated all eight class action lawsuits and appointed Westchester Capital Management, Inc. as the lead plaintiff and Abbey Spanier Rodd & Abrams, LLP as lead plaintiff’s counsel. On October 2, 2007, plaintiffs filed a consolidated amended class action complaint. The amended complaint, brought on behalf of shareholders who purchased the Company’s common stock between February 27, 2003 and July 20, 2007, alleges primarily that the defendants engaged in securities fraud by disseminating materially false and misleading statements during the class period regarding the Company’s revenue recognition of theater system installations, and failing to disclose material information concerning the Company’s revenue recognition practices. The amended complaint also added PricewaterhouseCoopers LLP, the Company’s auditors, as a defendant. The lawsuit seeks unspecified compensatory damages, costs, and expenses. The defendants filed a motion to dismiss the amended complaint on December 10, 2007. On September 16, 2008, the Court issued a memorandum opinion and order, denying the motion. On October 6, 2008, the defendants filed an answer to the amended complaint. On October 31, 2008, the plaintiffs filed a motion for class certification. Fact discovery on the merits commenced on November 14, 2008 and is ongoing. The lawsuit is at an early stage and as a result the Company is not able to estimate a potential loss exposure at this time. The Company will vigorously defend the matter, although no assurances can be given with respect to the outcome of such proceedings. The Company’s directors and officers insurance policy provides for reimbursement of costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits and deductibles.
     A class action lawsuit was filed on September 20, 2006 in the Ontario Superior Court of Justice against the Company and certain of its officers and directors, alleging violations of Canadian securities laws. This lawsuit was brought on behalf of shareholders who acquired the Company’s securities between February 17, 2006 and August 9, 2006. The lawsuit is in an early stage and seeks unspecified compensatory and punitive damages, as well as costs and expenses. As a result, the Company is unable to estimate a potential loss exposure at this time. The plaintiffs require leave of the Court before they are permitted to proceed with certain claims they have made pursuant to the Securities Act (Ontario). They have filed a motion to obtain leave, along with a separate motion for certification of the action as a class proceeding. The Company has opposed both of these motions and a hearing on the motions took place during the week of December 15, 2008. It is not known when the Court will render a decision on these motions. The Company believes the allegations made against it in the statement of claim are meritless and will vigorously defend the matter, although no assurance can be given with respect to the ultimate outcome of such proceedings. The Company’s directors and officers insurance policy provides for reimbursement of costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits and deductibles.
     On September 7, 2007, Catalyst Fund Limited Partnership II (“Catalyst”), a holder of the Company’s Senior Notes, commenced an application against the Company in the Ontario Superior Court of Justice for a declaration of oppression pursuant to sections 229 and 241 of the Canada Business Corporations Act (“CBCA”) and for a declaration that the Company is in default of the Indenture governing its Senior Notes. The allegations of oppression are substantially the same as allegations Catalyst made in a May 10, 2007 complaint filed against the Company in the Supreme Court of the State of New York, and subsequently withdrawn on October 12, 2007, wherein Catalyst challenged the validity of the consent solicitation through which the Company requested and obtained a waiver of any and all defaults arising from a failure to comply with the reporting covenant under the Indenture and alleged common law fraud. Catalyst has also requested the appointment of an inspector and an order that an investigation be carried out pursuant to section 229 of the CBCA. In addition, between March 2007 and October 2007, Catalyst sent the Company eight purported notices of default or acceleration under the Indenture. It is the Company’s position that no event of default (as that term is defined in the Indenture) has occurred and, accordingly, that Catalyst’s purported acceleration notice is of no force or effect. On September 26, 2008, on the Company’s motion, the Ontario Superior Court stayed Catalyst’s application in Canada pending a further order of the court, and ordered Catalyst to pay the Company’s costs associated with the motion. The stay was issued on the basis of Catalyst having brought similar claims in the state of New York, seeking a ruling that the Company satisfies the terms of the declaratory relief requested by the Trustee and the dismissal of the cross claims. The Court heard oral argument to the Company’s motion on February 26, 2009. At this stage of the litigation, the Company is not able to estimate a potential loss exposure. The Company believes this application is entirely without merit and plans to contest it vigorously and seek costs from Catalyst, although no assurances can be given with respect to the outcome of the proceedings. The Company’s directors and officers insurance policy provides for reimbursement of costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits and deductibles.

     In a related matter, on December 21, 2007, U.S. Bank National Association, trustee under the Indenture, filed a complaint in the Supreme Court of the State of New York against the Company and Catalyst, requesting a declaration that the theory of default asserted by Catalyst before the Ontario Superior Court of Justice is without merit and further that Catalyst has failed to satisfy certain prerequisites to bondholder action, which are contained in the Indenture (the “U.S. Bank’s New York Action”). As a result of this action, on January 10, 2008, the Company filed a motion with the Ontario Superior Court of Justice seeking a stay of all or part of the action Catalyst initiated before that court. On February 6, 2008, the Company served a Verified Answer to U.S. Bank’s New York Action. On February 22, 2008, Catalyst filed a Verified Answer to U.S. Bank’s New York Action and Cross-Claims against the Company in the same proceeding. The Cross-Claims repeat the allegations and seek substantially the same relief as in Catalyst’s application in the Ontario Superior Court of Justice and as were raised in Catalyst’s May 10, 2007 complaint filed against the Company in the Supreme Court of the State of New York (the “Court”). Catalyst moved for summary judgment on the Cross-Claims. The Company opposed this motion and requested that summary judgment be granted in its favor. In December 2008, discovery closed. On January 16, 2009, the Company moved for summary judgment, seeking a ruling that the Company satisfies the terms of the declaratory relief requested by the Trustee and the dismissal of the Cross-Claims. The Court heard oral argument to the Company’s motion on February 26, 2009. The Company continues to believe that Catalyst’s claims are entirely without merit. The Company is unable to comment on the outcome of the proceedings or estimate the potential loss exposure, if any.
     In addition to the matters described above, the Company is currently involved in other legal proceedings which, in the opinion of the Company’s management, will not materially affect the Company’s financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such proceedings.
Item 4. Submission of Matters to a Vote of Security Holders
     There were no matters submitted to a vote of the security holders during the quarter ended December 31, 2008.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
     The Company’s common shares are listed for trading under the trading symbol “IMAX” on the NASDAQ Global Market (“NASDAQ”). The common shares are also listed on the Toronto Stock Exchange (“TSX”) under the trading symbol “IMX.” The following table sets forth the range of high and low sales prices per share for the common shares on NASDAQ and the TSX.

	U.S. Dollars
	High	Low
NASDAQ
Year ended December 31, 2008
Fourth quarter	$5.94	$2.41
Third quarter	$8.28	$5.58
Second quarter	$7.74	$6.45
First quarter	$7.39	$5.27
Year ended December 31, 2007
Fourth quarter	$7.94	$4.05
Third quarter	$5.21	$3.72
Second quarter	$5.68	$4.05
First quarter	$5.47	$3.61

	Canadian Dollars
	High	Low
TSX
Year ended December 31, 2008
Fourth quarter	$6.33	$3.10
Third quarter	$8.32	$5.87
Second quarter	$7.82	$6.51
First quarter	$7.54	$5.37
Year ended December 31, 2007
Fourth quarter	$7.99	$3.89
Third quarter	$5.49	$3.98
Second quarter	$6.26	$4.35
First quarter	$6.39	$4.22
     As at February 28, 2009, the Company had approximately 288 registered holders of record of the Company’s common shares.
     Within the last three years, the Company has not paid and has no current plans to pay, cash dividends on its common shares. The payment of dividends by the Company is subject to certain restrictions under the terms of the Company’s indebtedness (see notes 11 and 12 to the accompanying audited consolidated financial statements in Item 8 and “Liquidity and Capital Resources” in Item 7). The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.
Equity Compensation Plans
     The following table sets forth information regarding the Company’s Equity Compensation Plan as at December 31, 2008:

Number of Securities
Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon		Equity Compensation
	Exercise of	Weighted Average	Plans (Excluding
	Outstanding Options,	Exercise Price of	Securities Reflected in
	Warrants and Rights	Outstanding Options	Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,686,182	$5.97	2,011,944
Equity compensation plans not approved by security holders	nil	nil	nil

Total	6,686,182	$5.97	2,011,944

Performance Graph
     The following graph compares the total cumulative shareholder return for $100 invested (assumes that all dividends were reinvested) in common shares of the Company against the cumulative total return of the NASDAQ Composite Index, the S&P/TSX Composite Index and the Bloomberg Hollywood Reporter Index on December 31, 2003 to the end of the most recently completed fiscal year.

CERTAIN INCOME TAX CONSIDERATIONS
United States Federal Income Tax Considerations
     The following discussion is a general summary of the material U.S. federal income tax consequences of the ownership and disposition of the common shares by a holder of common shares that is an individual resident of the United States or a United States corporation (a “U.S. Holder”). This discussion does not discuss all aspects of U.S. federal income taxation that may be relevant to investors subject to special treatment under U.S. federal income tax law (including, for example, owners of 10.0% or more of the voting shares of the Company).
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

     Disposition of Common Shares
     Upon the sale or other disposition of common shares, a U.S. Holder generally will recognize capital gain or loss equal to the difference between the amount realized on the sale and such holder’s tax basis in the common shares. Gain or loss upon the disposition of the common shares will be long-term if, at the time of the disposition, the common shares have been held for more than one year. Long-term capital gains of non-corporate U.S. Holders may be eligible for a reduced rate of taxation. The deduction of capital losses is subject to limitations for U.S. federal income tax purposes.
Canadian Federal Income Tax Considerations
     This summary is applicable to a holder or prospective purchaser of common shares who, for the purposes of the Income Tax Act (Canada) and any applicable treaty and at all relevant times, is not (and is not deemed to be) resident in Canada, does not (and is not deemed to) use or hold the common shares in, or in the course of, carrying on a business in Canada, and is not an insurer that carries on an insurance business in Canada and elsewhere.
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
     Dividends on Common Shares
     Canadian withholding tax at a rate of 25.0% (subject to reduction under the provisions of any relevant tax treaty) will be payable on dividends paid or credited to a holder of common shares outside of Canada. Under the Canada-U.S. Income Tax Convention (1980), as amended (the “Canada — U.S. Income Tax Treaty”) the withholding tax rate is generally reduced to 15.0% for a holder entitled to the benefits of the Canada — U.S. Income Tax Treaty who is the beneficial owner of the dividends (or 5.0% if the holder is a corporation that owns at least 10.0% of the common shares).
     Capital Gains and Losses
     Subject to the provisions of any relevant tax treaty, capital gains realized by a holder on the disposition or deemed disposition of common shares held as capital property will not be subject to Canadian tax unless the common shares are taxable Canadian property (as defined in the Income Tax Act (Canada)), in which case the capital gains will be subject to Canadian tax at rates which will approximate those payable by a Canadian resident. Common shares generally will not be taxable Canadian property to a holder provided that, at the time of the disposition or deemed disposition, the common shares are listed on a designated stock exchange (which currently includes the TSX) unless such holder, persons with whom such holder did not deal at arm’s length or such holder together with all such persons, owned 25.0% or more of the issued shares of any class or series of shares of the Company at any time within the 60 month period immediately preceding such time. In certain circumstances set out in the Income Tax Act (Canada), the common shares may be deemed to be taxable Canadian property. Under the Canada-U.S. Income Tax Treaty, a holder entitled to the benefits of the Canada — U.S. Income Tax Treaty and to whom the common shares are taxable Canadian property will not be subject to Canadian tax on the disposition or deemed disposition of the common shares unless at the time of disposition or deemed disposition, the value of the common shares is derived principally from real property situated in Canada.

Item 6. Selected Financial Data
     The selected financial data set forth below is derived from the consolidated financial information of the Company. The financial information has been prepared in accordance with U.S. GAAP. All financial information referred to herein is expressed in U.S. dollars unless otherwise noted.

	Years Ended December 31,
(In thousands of U.S. dollars, except per share amounts)	2008	2007	2006	2005	2004

Statements of Operations Data:

Revenue
Equipment and product sales	$27,853	$32,500	$49,322	$50,547	$43,869
Services	64,985	69,149	67,222	56,375	57,610
Rentals	8,207	7,107	5,622	7,631	6,581
Finance income	4,300	4,649	5,242	4,605	4,028
Other revenues(1)	881	2,427	300	14,318	18,393

	106,226	115,832	127,708	133,476	130,481

Costs and expenses applicable to revenues
Equipment and product sales(2)(3)	17,182	21,546	26,008	25,216	19,354
Services(2)(3)	44,372	50,090	47,183	42,123	43,663
Rentals(3)	7,043	2,987	1,859	2,507	3,230
Other	169	50	—	142	469

	68,766	74,673	75,050	69,988	66,716

Gross margin	37,460	41,159	52,658	63,488	63,765
Selling, general and administrative expenses	43,652	44,705	42,527	37,470	36,402
Research and development	7,461	5,789	3,615	3,224	4,034
Amortization of intangibles	526	547	602	911	719
Receivable provisions net of (recoveries)	1,977	1,795	1,066	(1,009)	(1,488)
Restructuring costs and asset impairments(4)	28	562	1,029	13	848

(Loss) earnings from operations	(16,184)	(12,239)	3,819	22,879	23,250
Interest income	381	862	1,036	1,004	756
Interest expense	(17,707)	(17,093)	(16,759)	(16,875)	(17,071)
Loss on retirement of notes(5)	—	—	—	—	(784)
Recovery of long-term investments(6)	—	—	—	—	293

(Loss) earnings from continuing operations before income taxes	(33,510)	(28,470)	(11,904)	7,008	6,444
(Provision for) recovery of income taxes(7)	(92)	(472)	(6,218)	(1,130)	69

Net (loss) earnings from continuing operations	(33,602)	(28,942)	(18,122)	5,878	6,513
Net earnings from discontinued operations	—	2,002	1,273	1,876	975

Net (loss) earnings	$(33,602)	$(26,940)	$(16,849)	$7,754	$7,488

(Loss) earnings per share:
(Loss) earnings per share — basic:
Net (loss) earnings from continuing operations	$(0.79)	$(0.72)	$(0.45)	$0.15	$0.17
Net earnings from discontinued operations	$—	$0.05	$0.03	$0.05	$0.02

Net (loss) earnings	$(0.79)	$(0.67)	$(0.42)	$0.20	$0.19

(Loss) earnings per share — diluted:
Net (loss) earnings from continuing operations	$(0.79)	$(0.72)	$(0.45)	$0.14	$0.16
Net earnings from discontinued operations	$—	$0.05	$0.03	$0.05	$0.02

Net (loss) earnings	$(0.79)	$(0.67)	$(0.42)	$0.19	$0.18

(1)	The Company enters into theater system arrangements with customers that typically contain customer payment obligations prior to the scheduled installation of the theater systems. During the period of time between signing and theater system installation, certain customers each year are unable to, or elect not to, proceed with the theater system installation for a number of reasons, including business considerations, or the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the customer and/or the Company may terminate the arrangement by default or by entering into a consensual buyout. In these situations the parties are released from their future obligations under the arrangement, and the initial payments that the customer previously made to the Company and recognized as revenue are typically not refunded. In addition, since the introduction of its IMAX MPX system configuration in 2003, the Company has agreed with several customers to terminate their obligations for another theater system configuration, which were in the Company’s backlog, and agreed to acquire or lease an IMAX MPX system configuration. Included in Other Revenues for the periods 2004 through 2008 are the following types of settlement arrangements:

	2008	2007	2006	2005	2004
Theater system configuration conversions	$—	$—	$300	$635	$5,223
Consensual buyouts	881	2,427	—	11,696	12,350
Terminations by default	—	—	—	1,987	820

	$881	$2,427	$300	$14,318	$18,393

(2)	In 2008, the Company recorded a charge of $2.5 million (2007 — $4.0 million) in costs and expenses applicable to revenues, primarily for its film-based projector inventories due to a reduction in the net realizable value resulting from the Company development of a digital projection system. Specifically, equipment and product sales includes inventory write-downs of $2.4 million in 2008, $3.3 million in 2007, $1.3 million in 2006 and $nil in each of 2005 and 2004, respectively. Services includes inventory write-downs of $0.1 million in 2008, $0.6 million in 2007 and $nil in each of 2006, 2005 and 2004, respectively. In 2007, the Company’s post-production unit recorded a charge of $0.1 million.

(3)	The Company recorded advertising, marketing and commission costs of $4.4 million, $2.7 million, $3.8 million, $4.6 million and $2.4 million in 2008, 2007, 2006, 2005 and 2004, respectively, to costs and expenses applicable to revenues. Specifically, advertising, marketing and commission costs included in equipment and product sales was $1.0 million, $0.8 million, $1.6 million, $1.2 million and $0.9 million in 2008, 2007, 2006, 2005 and 2004, respectively. Services includes $1.6 million, $1.7 million, $2.2 million, $3.3 million, and $1.5 million in 2008, 2007, 2006, 2005 and 2004, respectively. Rentals includes $1.8 million, $0.2 million, $nil, less than $0.1 million and $nil in 2008, 2007, 2006, 2005 and 2004, respectively.

(4)	In 2008, the Company recorded asset impairment charges of less than $0.1 million related to the impairment, assets of certain theater operations and a revision in the estimates related to the residual values of certain leased assets. Asset impairment charges amounted to $0.6 million, $1.0 million, less than $0.1 million and $0.8 million in 2007, 2006, 2005 and 2004, respectively, after the Company assessed the carrying value of certain assets.

(5)	During 2001, the Company and a wholly-owned subsidiary of the Company began purchasing and canceling a significant amount of the Company’s convertible subordinated notes due April 1, 2003 (the “Subordinated Notes”). During 2003, the Company recorded a loss of $4.9 million related to costs associated with the repurchase, retirement and refinancing of $170.8 million of the Company’s 7.875% Senior Notes due 2005 (the “Old Senior Notes”). During 2003, the Company also repaid the remaining outstanding Subordinated Notes balance of $9.1 million. During 2004, the Company recorded a loss of $0.8 million related to costs associated with the redemption of $29.2 million of the Old Senior Notes. This transaction had the effect of fully extinguishing the Old Senior Notes.

(6)	Included in 2004 is a gain of $0.4 million from the sale of the Company’s equity investment in Mainframe Entertainment, Inc. (“MFE”). During 2003, the Company entered into a settlement agreement with MFE, whereby the parties settled all of MFE’s indebtedness and obligations to the Company arising under the Company’s 6.0% Senior Secured Convertible Debenture due from MFE. The Company had recorded a gain of $1.9 million related to the final settlement. During 2004, the Company also recorded a charge of $0.1 million related to the write-down of an investment.

(7)	In 2006, the Company recorded an increase to the deferred tax valuation allowance of $6.2 million based on the Company’s recoverability assessments of deferred tax balances carried forward from the prior year. At December 31, 2006, the Company had determined that based on the weight of available evidence, positive and negative, a full valuation allowance for the net deferred tax assets was required.

BALANCE SHEETS DATA

	As at December 31,
(In thousands of U.S. dollars)	2008	2007	2006	2005	2004
Cash, cash equivalents, restricted cash and short-term investments	$27,017	$16,901	$27,238	$32,495	$28,964
Total assets	$228,667	$207,982	$227,291	$239,448	$232,106
Total long-term indebtedness	$180,000	$160,000	$160,000	$160,000	$160,000
Total shareholders’ deficiency	$(96,774)	$(85,370)	$(58,232)	$(46,054)	$(56,543)
QUARTERLY STATEMENTS OF OPERATIONS SUPPLEMENTARY DATA (UNAUDITED)

(In thousands of U.S. dollars, except per share amounts)	2008
	Q1	Q2	Q3	Q4
Revenues	$23,520	$21,175	$33,467	$28,064
Costs and expenses applicable to revenues	13,384	15,307	18,443	21,632

Gross margin	$10,136	$5,868	$15,024	$6,432

Net loss from continuing operations	$(10,259)	$(12,193)	$(2,107)	$(9,043)
Net earnings (loss) from discontinued operations	—	—	—	—

Net loss	$(10,259)	$(12,193)	$(2,107)	$(9,043)

Net loss per share — basic	$(0.25)	$(0.29)	$(0.05)	$(0.21)
Net loss per share — diluted	$(0.25)	$(0.29)	$(0.05)	$(0.21)

	2007
	Q1	Q2	Q3	Q4
Revenues	$26,847	$27,114	$29,568	$32,303
Costs and expenses applicable to revenues	15,306	14,803	19,717	24,847

Gross margin	$11,541	$12,311	$9,851	$7,456

Net loss from continuing operations	$(4,607)	$(4,475)	$(7,345)	$(12,515)
Net (loss) earnings from discontinued operations	(133)	(58)	(177)	2,370

Net loss	$(4,740)	$(4,533)	$(7,522)	$(10,145)

Net loss per share — basic	$(0.12)	$(0.11)	$(0.19)	$(0.25)
Net loss per share — diluted	$(0.12)	$(0.11)	$(0.19)	$(0.25)
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
     The principal business of IMAX Corporation together with its wholly-owned subsidiaries (the “Company”) is the design, manufacture, sale and lease of theater systems based on proprietary and patented technology for large-format digitally-based theaters and 15-perforation film frame, 70mm format (“15/70-format”) theaters, including commercial theaters, museums and science centers, and destination entertainment sites. The Company refers to all theaters using the IMAX theater system as “IMAX theaters.” At December 31, 2008, there were 351 IMAX theaters (231 commercial, 120 institutional) operating in 42 countries, compared to 299 IMAX theaters (179 commercial, 120 institutional) operating in 39 countries in 2007.
     The Company derives revenue principally from the sale or long-term lease of its theater systems and associated maintenance and extended warranty services, the installation of theater systems under joint revenue sharing arrangements, the provision of film production and digital re-mastering services, the distribution of certain films, and the provision of post-production services. The Company also derives revenue from the operation of its own theaters, camera rentals and the provision of aftermarket parts for its system components.
     Important factors that the Company’s Co-Chief Executive Officers (“Co-CEOs”) Richard L. Gelfond and Bradley J. Wechsler use in assessing the Company’s business and prospects include revenue, gross margins from the Company’s operating segments, earnings from operations as adjusted for unusual items that the Company views as non-recurring and the success of strategic initiatives such as the securing of new film projects, particularly IMAX DMR films, the signing and financial performance of new theater system arrangements, particularly its joint revenue sharing arrangements and the overall execution, reliability and consumer acceptance of the Company’s proprietary digital projector and related technologies.

     On December 11, 2008, the Company announced that, effective April 1, 2009, Mr. Wechsler would become sole Chairman of the Board of Directors and Mr. Gelfond would become sole CEO and remain a member of the Board.
IMAX Systems, Theater System Maintenance and Joint Revenue Sharing Arrangements
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
     The revenue earned from customers under the Company’s theater system lease or sales agreements can vary from quarter to quarter and year to year based on a number of factors including the mix of theater system configurations sold or leased, the timing of installation of the theater systems, the nature of the arrangement and other factors specific to individual contracts, although the typical rent or sales price for its various theater system configurations does not generally vary significantly from region to region. The Company has taken steps in recent years to accelerate the growth of the global IMAX theater network and the sale or lease of its products by developing a lower-cost theater system and a new digitally-based theater system, both designed to appeal to broader customer bases, particularly in commercial multiplex markets. Although these theater systems are lower-cost, the Company has endeavored to successfully maintain its per unit margins on a percentage basis and to maintain the aggregate revenues and gross margins through increased volume.
     Revenue on theater system sales and sales-type leases are recognized at a different time than when cash is collected.
     Recently, the Company has entered into a number of joint revenue sharing arrangements, where the Company receives a portion of a theater’s box-office and concession revenue in exchange for contributing a theater system at theater operators’ venues. Under these arrangements, the Company receives no up-front fee, and the Company retains title to the theater system. The Company believes that its joint revenue sharing arrangements represent an effective way for it to deploy capital, add incremental theater growth and realize the benefits of network economics more quickly. The Company believes that by contributing the theater system, with the exhibitor responsible for the theater retrofit costs, it significantly lowers the capital cost for exhibitors to deploy an IMAX theater, which, in turn, expands the IMAX network more rapidly and provides the Company with an increasingly significant portion of the IMAX box-office from its licensed theaters, as well as a continuing portion of the IMAX DMR film revenue from its film studio partners. Unlike the Company’s typical theater system arrangements, where a significant portion of the cash is received and revenue is recognized upon installation of the system and/or public opening of the theater, revenues under joint revenue sharing arrangements are dependent on the success of films released to IMAX theaters. Joint revenue sharing arrangements generally have a 7 to 10-year initial term and may be renewed by the customer for an additional term.
     The revenue earned from customers under the Company’s joint revenue sharing arrangements can vary from quarter to quarter and year to year based on a number of factors including the mix of theater system configurations, the timing of installation of the theater systems, the nature of the arrangement, the location, size and management of the theater and other factors specific to individual arrangements. Revenue on theater systems under joint revenue sharing arrangements is recognized when box-office and concession revenues are reported by the theater operator, provided collection is reasonably assured.
     See “Critical Accounting Policies” below for further discussion on the Company’s revenue recognition policies.

Theater Network
     As at December 31, 2008, there were 40 opened 2D flat screen system configurations, 67 opened 2D dome screen system configurations, 87 opened 3D GT system configurations, 49 opened 3D SR system configurations, 57 opened IMAX MPX system configurations, 46 opened IMAX digital system configurations and 5 3D Dome screen system configurations in the world. As at December 31, 2007, there were 40 opened 2D flat screen system configurations, 69 opened 2D dome screen system configurations, 84 opened 3D GT system configurations, 51 opened 3D SR system configurations, 49 opened IMAX MPX system configurations, and 6 3D Dome screen system configurations worldwide.
     Approximately 66.1% of IMAX system configurations in operation are located within North America and approximately 52.1% of IMAX theater systems arrangements in backlog are scheduled to be installed within North America. The North American commercial exhibitor market represents an important customer base for the Company in terms of both collections under existing long-term lease and sales arrangements and potential future theater system contracts, including joint revenue sharing arrangements. Along with numerous international and regional operators, the Company has targeted these North American operators for the sale or lease of its IMAX digital projection system, as well as for joint revenue sharing arrangements. While the Company is pleased with its recent progress in the North American commercial exhibitor market, there is no assurance that the Company’s progress in North America will continue or that the Company’s North American commercial exhibitors will not encounter future financial difficulties. To minimize the Company’s credit risk in this area, the Company retains title to the underlying theater systems leased, performs initial and ongoing credit evaluations of its customers and makes ongoing provisions for its estimates of potentially uncollectible amounts.
     The Company developed and, in July 2008, introduced a proprietary IMAX digital projection system operating on a digital platform that it believes delivers higher quality imagery compared with other digital systems and consistent with the Company’s brand. As at December 31, 2008, the Company had installed 46 digital theater systems, including two digital upgrades, and has an additional 167 digital systems in its backlog. The Company believes that the dramatic print cost savings associated with the elimination of analog film prints with the IMAX digital system can lead to more profitability for the Company by increasing the number of films released to the IMAX network, which in turn may result in more theaters in the Company’s network, more profits per theater, more profits for studios releasing their films to the network and higher returns for the theatres in which the Company shares revenues under joint revenue sharing arrangements. The Company’s digital system also has a lower costs of goods sold than its film-based ones. While there are a number of risks inherent in the Company’s digital strategy including technology risks, the aggregate reliability percentage of the Company’s digital projectors installed to date is 99.8%. The Company believes that its digital product provides a differentiated experience to moviegoers that is consistent with what they have come to expect from the IMAX brand. The Company believes that introducing a digital platform for a large portion of its customer base is compelling for a number of reasons. The savings to the studios as a result of eliminating film prints are considerable, as the typical cost of an IMAX film print ranges from $20 thousand per 2D print to $45 thousand per 3D print. Removing those costs will significantly increase the profit of an IMAX release for a studio which, the Company believes, provides more incentive for studios to release their films to IMAX theaters. In 2008, the Company released 8 films converted through the IMAX DMR process compared to 6 films in 2007. Furthermore, the Company has announced the release of 11 films to its theater network in 2009, including one IMAX original production. The Company similarly believes that economics change favorably for its exhibitor clients as a result of a digital transition, since lower print costs and the increased programming flexibility that digital delivery provides should allow theaters to program between 10 and 12 IMAX DMR films per year, thereby increasing both customer choice and total box-office revenue. Moreover, the Company anticipates that installation of its digital systems will cost exhibitors less than the installation of a film-based system, require smaller space in the projection booth and result in more large-format films being available in the exhibitors’ libraries, further improving exhibitor returns. Finally, digital transmission eventually allows for the opportunity to show attractive alternative programming, such as live sporting events and concerts, in the immersive environment of an IMAX theater.

Sales Backlog
     The Company’s sales backlog varies from quarter to quarter depending on the signing of new theater system arrangements, which adds to backlog, and the installation and acceptance of theater systems and the settlement of contracts, both of which reduce backlog. Sales backlog typically represents the fixed contracted revenue under signed theater system sale and lease agreements that the Company believes will be recognized as revenue as the associated theater systems are installed and accepted. Sales backlog includes initial fees along with the present value of contractual ongoing fees due over the lease term, but excludes amounts allocated to maintenance and extended warranty revenues as well as fees in excess of contractual ongoing fees that might be received in the future. Operating leases and joint revenue sharing arrangements are assigned no value in the sales backlog. The value of sales backlog does not include revenue from theaters in which the Company has an equity interest, joint revenue sharing arrangements, letters of intent or long-term conditional theater commitments. During the year ended December 31, 2008, the Company signed contracts for 90 IMAX theater systems including 48 under sales and lease arrangements valued at $62.6 million (46 contracts valued at $60.0 million are included in backlog as at December 31, 2008, relating to 2008 signings) and 42 theaters under joint revenue sharing arrangements. At December 31, 2008, the sales backlog included 213 theater systems consisting of arrangements for 107 sales, sales-type lease and operating lease systems, valued at $144.8 million and 106 theater systems under joint revenue sharing arrangements for which there is no backlog value. The Company believes that the contractual obligations for theater system installations that are listed in sales backlog are valid and binding commitments.
     The Company’s backlog of sales and sale-type lease arrangements can be segregated by both territory of future installation and by customer type. The percentage of backlog relevant to each territory (based on installed dollar value of anticipated theater system revenue as at December 31, 2008) is as follows: Central and South America — 38.3%, Asia — 30.4%, North America — 13.0%, Europe — 11.3%, Africa — 5.8% and Middle East — 1.2%. In addition, 92.5% of backlog represents future installations to commercial theater customers and 7.5% to institutional customers.
     The Company’s backlog of theater systems under joint revenue sharing arrangements can be segregated by both territory of future installation and by customer type. The percentage of backlog relevant to each territory (based on the number of systems at December 31, 2008) is as follows: North America — 92.4%, Asia — 3.8% and Australia — 3.8%. All 106 theater systems under joint revenue sharing arrangements in backlog are for commercial theater customers.
     The Company estimates that approximately 90 of the 213 theater systems arrangements currently in backlog will be installed in 2009, with the remainder being recognized in subsequent periods. In addition, the Company anticipates that it will install a select number of digital system upgrades in 2009. The Company also estimates additional theater system arrangement installations will be recognized in 2009 that are not currently in backlog, but will be in connection with agreements signed in the same calendar year. The configuration of the Company’s backlog as at December 31, 2008, by product type has been disclosed on page 7.
     In the normal course of its business, the Company will have customers who, for a number of reasons including the inability to obtain certain consents, approvals or financing, are unable to proceed with a theater system installation. Once the determination is made that the customer will not proceed with installation, the agreement with the customer is generally terminated or amended. If the agreement is terminated, once the Company and the customer are released from all their future obligations under the agreement, all or a portion of the initial rents or fees that the customer previously made to the Company are recognized as revenue.
Film Production and Digital Re-Mastering (IMAX DMR)
     Films produced by the Company are typically financed through third parties, whereby the Company will generally receive a film production fee in exchange for producing the film and a distribution fee for distributing the film. The ownership rights to such films may be held by the film sponsors, the film investors and/or the Company. In the past, the Company frequently financed film production internally, but has moved to a model utilizing third-party funding for the large-format films it produces and distributes. In 2008 and 2007, the Company did not release any Company produced films.

     The Company has developed a proprietary technology to digitally re-master 35mm live-action films into 15/70-format film or IMAX digital DCP format at a modest cost for exhibition in IMAX theaters. This system, known as IMAX DMR, digitally enhances the image resolution quality of 35mm motion picture films for projection on IMAX screens while maintaining the visual clarity and sound quality for which The IMAX Experience is known. This technology has opened the IMAX theater network up to releases of Hollywood films, particularly new films which are released to IMAX theaters simultaneously with the domestic release to conventional 35mm theaters. The Company believes that the development of this new technology is key to helping it execute its strategy of expanding its commercial theater network by establishing IMAX theaters as a distribution platform for Hollywood films. In 2008, 8 films converted through the IMAX DMR process were released to IMAX theaters (6 films were released in 2007 that were converted through the IMAX DMR process). In June 2008, the Company launched its new proprietary digital projector system which it believes will result in even more Hollywood features being released to the IMAX network in the future. In 2009, the Company believes that 11 IMAX DMR films will be released to its theater network, as compared to 8 in 2008.
     While the Company is optimistic about the success of, and consumer reaction to, its IMAX DMR technology to date, there is no guarantee that it will continue to be commercially successful, or that it will continue to receive widespread acceptance by film studios and audiences.
Film Distribution
     The Company is a significant distributor of large-format films. The Company generally distributes films which it has produced, including those digitally re-mastered using IMAX DMR technology, or for which it has acquired distribution rights from independent producers. The Company generally receives a percentage of the theater box-office receipts as a distribution fee.
Theater Operations
     The Company has six owned and operated theaters. In addition, the Company has a commercial arrangement with one theater resulting in the sharing of profits and losses. The Company also provides management services to two theaters.
INTERNATIONAL OPERATIONS
     A significant portion of the Company’s sales are made to customers located outside the United States and Canada. During 2008, 2007, and 2006, approximately 31%, 35% and 36%, respectively, of the Company’s revenue was derived outside the United States and Canada. The Company expects that international operations will continue to be a significant portion of the Company’s revenue in the future. In order to minimize exposure to exchange rate risk, the Company prices theater systems (the largest component of revenue) in U.S. dollars except in Canada, Japan and parts of Europe, where they may be priced in local currency. Annual ongoing fees and maintenance and extended warranty fees follow a similar currency policy. To further minimize its exposure to foreign exchange risk related to operating expenses denominated in Canadian dollars, the Company has entered into foreign currency derivative contracts between the U.S. dollar and the Canadian dollar.
CRITICAL ACCOUNTING POLICIES
     The Company prepares its consolidated financial statements in accordance with U.S. GAAP.
     The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates its estimates, including those related to fair values associated with the individual elements in multiple element arrangements; residual values of leased theater systems; economic lives of leased assets; allowances for potential uncollectibility of accounts receivable, financing receivables and net investment in leases; provisions for inventory obsolescence; ultimate revenues for film assets; impairment provisions for film assets, long-lived assets and goodwill; depreciable lives of property, plant and equipment; useful lives of intangible assets; pension plan and post retirement assumptions; accruals for contingencies including tax contingencies; valuation allowances for deferred income tax assets; and, estimates of the fair value and expected exercise dates of stock-based payment awards. Management bases its estimates on historic experience, future expectations and other assumptions that are believed to be reasonable at the date of the consolidated financial statements. Actual results may differ from these estimates due to uncertainty involved in measuring, at a specific point in time, events which are continuous in nature, and differences may be material. The Company’s significant accounting policies are discussed in note 2 to the accompanying consolidated financial statements in Item 8.
     The Company considers the following accounting policies to have the most significant effect on its estimates, assumptions and judgments:

Revenue Recognition
     The Company generates revenue from various sources as follows:
•	Design, manufacture, sale and lease of proprietary theater systems for IMAX theaters principally owned and operated by commercial and institutional customers located in 42 countries as at December 31, 2008;

•	Production, digital re-mastering, post-production and/or distribution of certain films shown throughout the IMAX theater network;

•	Operation of certain IMAX theaters primarily in the United States and Canada;

•	Provision of other services to the IMAX theater network, including ongoing maintenance and extended warranty services for IMAX theater systems; and

•	Other activities, which includes short-term rental of cameras and aftermarket sales of projector system components.
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
     The Company’s System Deliverable arrangements involve either a lease or a sale of the theater system. Consideration in the Company’s arrangements, that are not joint revenue sharing arrangements, consist of upfront or initial payments made before and after the final installation of the theater system equipment and ongoing payments throughout the term of the lease or over a period of time, as specified in the arrangement. The ongoing payments are the greater of an annual fixed minimum amount or a certain percentage of the theater box-office. Amounts received in excess of the annual fixed minimum amounts are considered contingent payments. The Company’s arrangements are non-cancellable, unless the Company fails to perform its obligations. In the absence of a material default by the Company, there is no right to any remedy for the customer under the Company’s arrangements. If a material default by the Company exists, the customer has the right to terminate the arrangement and seek a refund only if the customer provides notice to the Company of a material default and only if the Company does not cure the default within a specified period. Recently, the Company has entered into a number of joint revenue sharing arrangements, where the Company receives a portion of a theater’s box-office and concession revenue in exchange for placing a theater system at theater operators’ venues. Under these arrangements, the Company receives no up-front fee, and the Company retains title to the theater system. Joint revenue sharing arrangements typically have 7 to 10 year terms with renewal provisions. The Company’s joint revenue sharing arrangements are non-cancellable.

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
     In certain sales arrangements for MPX theater systems, the Company provides customers with an option to acquire, for a specified period of time, digital upgrades (each upgrade consisting of a projector, certain sound system components and screen enhancements) at a fixed or variable discount towards a future price of such digital upgrades. At the current period-end, the Company has not yet established the fair value for such digital upgrades. Accordingly, the Company defers all consideration received and receivable under such arrangements, except for the amount allocated to maintenance and extended warranty services being provided to the customers for the installed system, until the maximum amount of the discount, if any, and the fair value of digital upgrades are determinable or the option expires, if applicable. When the maximum amount of the discount, if any, and the fair value of the digital upgrades are determinable, the Company allocates the actual or implied discount between the delivered MPX theater system and the option to acquire the digital upgrade ordered on a relative fair value or residual, as applicable, basis and recognizes the discounted amount as revenue for the delivered MPX system, provided all of the other conditions for recognition of a theater system are met. The remaining consideration allocated to the digital upgrade is deferred until all of the conditions required for the recognition of revenue for the sale of a theater system have been met or the option expires, if applicable. Costs related to the installed MPX system for which revenue has not been recognized are included in inventories until the conditions for revenue recognition are met. The Company also provides customers, in certain cases, with sales arrangements for multiple systems consisting of a combination of MPX theater systems and complete digital theater systems for a specified price. The Company allocates the actual or implied discount between the delivered and undelivered theater systems on a relative fair value basis, provided all of the other conditions for recognition of a theater system are met.
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
     For sales-type leases, the revenue allocated to the System Deliverable is recognized when the lease term commences, which the Company deems to be when all of the following conditions have been met; (i) the projector, sound system and screen system have been installed and are in full working condition, (ii) the 3D glasses cleaning machine, if applicable, has been delivered, (iii) projectionist training has been completed and (iv) the earlier of (a) receipt of the written customer acceptance certifying the completion of installation and run-in testing of the equipment and the completion of projectionist training or (b) public opening of the theater, provided collection is reasonably assured.
     The initial revenue recognized for sales-type leases consists of the initial payments received and the present value of future initial payments and fixed minimum ongoing payments computed at the interest rate implicit in the lease. Contingent payments in excess of the fixed minimum payments are recognized when reported by theater operators, provided collection is reasonably assured.

     For operating leases, initial payments and fixed minimum ongoing payments are recognized as revenue on a straight-line basis over the lease term. For operating leases, the lease term is considered to commence when all of the following conditions have been met (i) the projector, sound system and screen system have been installed and are in full working condition, (ii) the 3D glasses cleaning machine, if applicable, has been delivered, (iii) projectionist training has been completed and (iv) the earlier of (a) receipt of the written customer acceptance certifying the completion of installation and run-in testing of the equipment and the completion of projectionist training or (b) public opening of the theater. Contingent payments in excess of fixed minimum ongoing payments are recognized as revenue when reported by theater operators, provided collection is reasonably assured.
     For joint revenue sharing arrangements, where the Company receives a portion of a theater’s box-office and concession revenue in exchange for placing a theater system at the theater operator’s venue, revenue is recognized when box-office and concession revenues are reported by the theater operator, provided collection is reasonably assured.
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
     Finance Income
     Finance income is recognized over the term of the lease or financed sales receivable, provided collection is reasonably assured. Finance income recognition ceases when the Company determines that the associated receivable is not recoverable.
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
     In addition, with the introduction of the IMAX digital theater system in 2008, the Company may agree with some customers to convert their obligations for film-based theater system configurations that have not yet been installed to arrangements to acquire or lease IMAX digital theater systems. The Company considers these situations to be a termination of the previous arrangement and origination of a new arrangement for the IMAX digital theater system. The Company continues to defer an amount of any initial fees received from the customer such that the aggregate of the fees deferred and the net present value of the future fixed initial and ongoing payments to be received from the customer equals the fair value of the IMAX digital theater system to be leased or acquired by the customer. Any residual portion of the initial fees received from the customer for the terminated theater system is recorded in Other revenues at the time when the obligation for the original theater system is terminated and the IMAX MPX theater system arrangement is signed.
     The Company may offer certain incentives to customers to complete theater system transactions including payment concessions or free services and products such as film licenses or 3D glasses. Reductions in, and deferral of, payments are taken into account in determining the sales price either by a direct reduction in the sales price or a reduction of payments to be discounted in accordance with SFAS 13 or Accounting Principle Board Opinion No. 21, “Interest on Receivables and Payables” (“APB 21”). Free products and services are accounted for as separate units of accounting. Other consideration given by the Company to customers are accounted for in accordance with Emerging Issues Task Force Abstract No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (“EITF 01-09”).

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
     Film Production and IMAX DMR Services
     In certain film arrangements, the Company produces a film financed by third parties, whereby the third party retains the copyright and the Company obtains exclusive distribution rights. Under these arrangements, the Company is entitled to receive a fixed fee or to retain as a fee the excess of funding over cost of production (the “production fee”). The third parties receive a portion of the revenues received by the Company on distributing the film, which is charged to costs and expenses applicable to revenues-services. The production fees are deferred, and recognized as a reduction in the cost of the film, based on the ratio of the Company’s distribution revenues recognized in the current period to the ultimate distribution revenues expected from the film.
     Revenue from film production services where the Company does not hold the associated distribution rights are recognized in Services revenue when performance of the contractual service is complete, provided there is persuasive evidence of an agreement, the fee is fixed or determinable and collection is reasonably assured.
     Revenues from digitally re-mastering (IMAX DMR) films where third parties own or hold the copyrights and the rights to distribute the film are derived in the form of processing fees and recoupments calculated as a percentage of box-office receipts generated from the re-mastered films. Processing fees are recognized as Services revenue when the performance of the related re-mastering service is completed, provided there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection is reasonably assured. Recoupments, calculated as a percentage of box-office receipts, are recognized as Services revenues when box-office receipts are reported by the third party that owns or holds the related film right, provided collection is reasonably assured.
     Losses on film production and IMAX DMR services are recognized as costs and expenses applicable to revenues-services in the period when it is determined that the Company’s estimate of total revenues to be realized by the Company will not exceed estimated total production costs to be expended on the film production and the cost of IMAX DMR services.
     Film Distribution
     Revenue from the licensing of films is recognized in Services revenues when persuasive evidence of a licensing arrangement exists, the film has been completed and delivered, the license period has begun, the fee is fixed or determinable and collection is reasonably assured. When license fees are based on a percentage of box-office receipts, revenue is recognized when box-office receipts are reported by exhibitors, provided collection is reasonably assured.
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
     The Company monitors the performance of the theaters to which it has leased or sold theater systems which are subject to ongoing payments. When facts and circumstances indicate that there is a potential impairment in the accounts receivable, net investment in lease or a financing receivable, the Company will evaluate the potential outcome of either renegotiations involving changes in the terms of the receivable or defaults on the existing lease or financed sale agreements. The Company will record a provision if it is considered probable that the Company will be unable to collect all amounts due under the contractual terms of the arrangement or a renegotiated lease amount will cause a reclassification of the sales-type lease to an operating lease.
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
     These provisions are adjusted when there is a significant change in the amount or timing of the expected future cash flows or when actual cash flows differ from cash flow previously expected.
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
     The costs related to theater systems under sales and sales-type lease arrangement are relieved from inventory to costs and expenses applicable to revenues-equipment and product sales when revenue recognition criteria are met. The costs related to theater systems under operating lease arrangements and joint revenue sharing arrangements are transferred from inventory to assets under construction in property, plant and equipment when allocated to a signed joint revenue sharing arrangement or when the arrangement is first classified as an operating lease.
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
     Goodwill impairment is assessed at the reporting unit level by comparing the unit’s carrying value, including goodwill, to the fair value of the unit. Significant estimates are involved in the impairment test. The carrying values of each unit are subject to allocations of certain assets and liabilities that the Company has applied in a systematic and rational manner. The fair value of the Company’s units is assessed using a discounted cash flow model. The model is constructed using the Company’s budget and long-range plan as a base.
     Long-lived asset impairment testing is performed at the lowest level of an asset group at which identifiable cash flows are largely independent. For a significant portion of long-lived assets, this is the reporting unit level used for goodwill testing. In performing its review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset or asset group and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the asset or asset group, an impairment loss is recognized in the consolidated statement of operations. Measurement of the impairment loss is based on the excess of the carrying amount of the asset or asset group over the fair value calculated using discounted expected future cash flows.
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
     Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the consolidated statement of operations except for derivatives designated and qualifying as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the consolidated statement of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the consolidated statement of operations.
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

     In 2006, the Company adopted Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (an amendment of FASB Statements No. 87, 88, 106 and 132R) (“SFAS 158”). This Standard requires recognition of the unfunded status of a defined benefit plan in the statement of financial position, recognition in other comprehensive income of certain actuarial gains and losses and past service costs that arise during the period but are not recognized in the consolidated statement of operations and certain additional disclosures. Adoption of SFAS 158 in 2006 resulted in an increase of $0.5 million net of income tax of $0.3 million to accumulated other comprehensive income, which represents unrecognized prior service credits of $1.7 million and net actuarial losses of $0.8 million at December 31, 2006 and a decrease in the accrued liabilities of $0.9 million related to the accrued benefit cost.
Deferred Tax Asset Valuation
     As at December 31, 2008, the Company had net deferred income tax assets of $nil. The Company’s management assesses realization of its deferred tax assets based on all available evidence in order to conclude whether it is more likely than not that the deferred tax assets will be realized. Available evidence considered by the Company includes, but is not limited to, the Company’s historic operation results, projected future operating earnings results, reversing temporary differences, contracted sales backlog at December 31, 2008, changing business circumstances, and the ability to realize certain deferred tax assets through loss and tax credit carry-back and carry-forward strategies. At December 31, 2008, the Company has determined that based on the weight of the available evidence, both positive and negative, a full valuation allowance for the net deferred tax assets was required.
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
Impact of Recently Issued Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities that are not remeasured at fair value on a recurring basis until fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FASB Staff Position 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The Company is currently evaluating the potential impact of this Statement on its non-financial assets and non-financial liabilities included in its consolidated financial statements. For financial assets and financial liabilities, SFAS 157 was effective for the Company on January 1, 2008, as disclosed in note 3 to the accompanying audited consolidated financial statements in Item 8, on a prospective basis. The application of SFAS 157, as amended by SFAS 157-3, to the financial assets and financial liabilities did not have a material effect on the Company’s financial condition or results of operations as of January 1, 2008.
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

     In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, “Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company will adopt SFAS 160, effective January 1, 2009. The Company does not believe SFAS 160 will have a material effect on the Company’s financial condition or results of operations.
     In December 2007, the FASB ratified the Emerging Issues Task Force consensus No. 07-01, “Accounting for Collaborative Arrangements” (“EITF 07-01”). The objective of the EITF 07-01 is to define collaborative arrangements and establish reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-01 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. EITF 07-01 is to be applied as a change in accounting principle through retrospective application to all prior periods presented for all collaborative arrangements existing as of the effective date, unless it is impracticable to do so. The Company is currently evaluating the potential impact of EITF 07-01 on the Company’s consolidated financial statements.
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, in order to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedge items affect an entity’s financial position, financial performance, and cash flows. The statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company will adopt SFAS 161, effective January 1, 2009, and will report the required disclosures in its Quarterly Reporting on Form 10-Q for the period ending March 31, 2009.
     In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Lifes of Intangible Assets”, (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and the period of expected cash flows used to measure the fair value of the asset. Specifically, the Company is required to use its own historical experience in renewing or extending the estimated life of an intangible asset as opposed to legal, regulatory or contractual provisions that enable renewal or extension of the asset’s legal or contractual life without substantial cost. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, on a prospective basis. Early adoption is prohibited. Intangible assets acquired after January 1, 2009 will be accounted for in accordance with SFAS 142, as amended by FSP 142-3, and the Company will meet the disclosure requirements in its Quarterly Report on Form 10-Q for the period ending March 31, 2009. The Company is currently evaluating the potential impact on the Company’s financial statements.
     In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to Proposed Auditing Standard Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. In 2008, the Company adopted SFAS 162. The application of SFAS 162 has no impact on the Company’s financial condition or results of operations as the accounting principles used to prepare its financial statements are in accordance with the SFAS 162 framework and are therefore in accordance with U.S. GAAP.

     In December 2008, the FASB issued FASB Staff Position 46(R)-8, “Disclosures by Public Entities (Enterprises) about Interests in Variable Interest Entities” (“FSP 46(R)-8”), to require public enterprises to provide additional disclosures about their involvement with variable interest entities as defined in FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46R”). Additional disclosures include disclosures of the significant judgments and assumptions made in determining whether or not to consolidate a variable interest entity, the nature of restrictions on the consolidated variable interest entity’s assets, the nature of, and changes in, the risks associated with the Company’s involvement with the variable interest entity and how the Company’s involvement affects its financial position, financial performance, and cash flows. FSP 46(R)-8 is effective for the first reporting period ending after December 15, 2008. FSP 46(R)-8 does not have a material effect on the Company’s financial condition or results of operations as disclosed in note 3 to the accompanying audited consolidated financial statements in Item 8, on a prospective basis.
DISCONTINUED OPERATIONS
     The Company did not have any discontinued operations in 2008.
     The Company has recognized the following items in its 2007 consolidated financial statements as discontinued operations:
     On December 31, 2007, the Company entered into a lease termination agreement, which extinguished all of its obligations to its landlord with respect to the Company’s owned and operated Providence IMAX theater. As a result of the lease termination, the Company recorded a non-cash gain of $1.5 million associated with the reversal of deferred lease credits recorded in prior periods. In a related transaction, the Company sold the theater projection system and inventory for the Providence IMAX theater to a third party theater exhibitor for $1.0 million (consisting of $0.6 million cash and $0.4 million of discounted future minimum payments) which was recorded as a gain from discontinued operations. Furthermore, during 2007, the Company had recognized an operating loss of $0.5 million (2006 — $0.2 million, 2005 — $0.1 million) from the operation of the theater. The above transactions are reflected as discontinued operations as the continuing cash flows are not generated from either a migration or a continuation of activities. The remaining assets and liabilities of the Providence owned and operated theater are included in the Company’s consolidated balance sheet as at December 31, 2007 and are disclosed in note 24(e) to the accompanying audited consolidated financial statements in Item 8.
     On December 29, 2005, the Company and a previously wholly-owned subsidiary, Digital Projection International, entered into an agreement to settle its loan agreements in exchange for a payment of $3.5 million. During 2007 and 2006, the Company recognized $nil and $2.3 million, respectively, in income from discontinued operations as a result of this settlement.
     On December 23, 2003, the Company closed its owned and operated Miami IMAX theater. The Company completed its abandonment of assets and removal of its projection system from the theater in the first quarter of 2004, with no financial impact. The Company was involved in an arbitration proceeding with the landlord of the theater with respect to the amount owing to the landlord by the Company for lease and guarantee obligations. The amount of loss to the Company was estimated at between $0.9 million and $2.3 million, for which the Company accrued $0.9 million. Prior to 2006, the Company paid out $0.8 million, with an additional $0.1 million paid in 2006. On January 5, 2007, as a result of a settlement negotiated between both parties, the Company paid out an additional $0.8 million, extinguishing its obligations to the landlord. This final payment of $0.8 million was accrued by the Company in 2006.
ASSET IMPAIRMENTS AND OTHER SIGNIFICANT CHARGES (RECOVERIES)
     The following table identifies the Company’s charges and recoveries relating to the impairment of assets:

	Years Ended December 31,
(In thousands of U.S. dollars)	2008	2007	2006
Asset impairments
Property, plant and equipment	$28	$182	$898
IMAX MPX theater systems under lease	—	64	67
Financing receivables	—	316	64
Other significant charges (recoveries):
Accounts receivable	382	(163)	1,389
Financing receivables	1,595	1,958	(323)
Inventories	2,489	3,960	1,322

Total asset impairments and other significant charges	$4,494	$6,317	$3,417

Asset Impairments
     The Company recorded an asset impairment charge of less than $0.1 million against fixed assets after the Company assessed the carrying value of certain assets in light of their future expected use. The Company recognized that the carrying values for the assets exceeded the expected undiscounted future cash flows. During 2007 and 2006, the Company total recorded asset impairment charges of $0.6 million and $1.0 million, respectively.
Other Significant Charges (Recoveries)
     The Company recorded a net provision of $0.4 million in 2008 (2007 —$0.2 million net recovery, 2006 — $1.4 million provision) in accounts receivable.
     In 2008, the Company also recorded a net provision of $1.6 million in financing receivables (2007 — $2.0 million net provision, 2006 — $0.3 million recovery) as the collectibility associated with certain leases was uncertain.
     In 2008, the Company recorded a charge of $2.5 million (2007 — $4.0 million, 2006 — $1.3 million) in costs and expenses applicable to revenues, primarily for its film-based projector inventories due to a reduction in the net realizable value resulting from the Company’s development of a proprietary digital projection system.
RESULTS OF OPERATIONS
     As identified in note 20 to the accompanying audited consolidated financial statements in Item 8, the Company has eight reportable segments identified by category of product sold or service provided: IMAX systems; theater system maintenance; joint revenue sharing arrangements; film production and IMAX DMR; film distribution; film post-production; theater operations; and other. The IMAX systems segment designs, manufactures, sells or leases IMAX theater projection system equipment. The theater system maintenance segment maintains IMAX theater projection system equipment in the IMAX theater network. The joint revenue sharing arrangements segment installs IMAX theater projection system equipment to an exhibitor in exchange for a certain percentage of box-office and concession revenue. The film production and IMAX DMR segment produces films and performs film re-mastering services. The film distribution segment distributes films for which the Company has distribution rights. The film post-production segment provides film post-production and film print services. The theater operations segment owns and operates certain IMAX theaters. The other segment includes camera rentals and other miscellaneous items. The accounting policies of the segments are the same as those described in note 2 to the accompanying consolidated financial statements in Item 8.
     The Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations have been organized and discussed with respect to the above stated segments. Management feels that a discussion and analysis based on its segments is significantly more relevant as the Company’s Consolidated Statements of Operations captions combine results from several segments.

     The following table sets forth the breakdown of revenue and gross margin by segment:

	Revenue			Gross Margin
	Years Ended December 31,			Years Ended December 31,
(In thousands of U.S. dollars)	2008	2007	2006	2008	2007	2006
IMAX Systems
Sales and sales-type leases(1)	$24,476	$30,994	$45,116	$9,284	$11,825	$22,576
Ongoing rent, fees and finance income(2)	10,307	9,788	10,278	9,090	8,414	8,822

	34,783	40,782	55,394	18,374	20,239	31,398

Theater System Maintenance	16,331	15,991	15,708	7,117	6,970	7,893

Joint Revenue Sharing Arrangements	3,435	2,343	1,107	(1,865)	1,362	906

Film
Production and IMAX DMR	17,944	19,863	14,580	6,992	4,915	2,292
Distribution	9,559	11,018	15,094	3,120	3,484	5,282
Post-production	6,929	5,693	6,652	3,451	2,552	2,618

	34,432	36,574	36,326	13,563	10,951	10,192

Theater Operations	14,040	16,584	15,188	(132)	1,137	1,954

Other	3,205	3,558	3,985	403	500	315

	$106,226	$115,832	$127,708	$37,460	$41,159	$52,658

(1)	Includes initial payments and the present value of fixed minimum payments from equipment, sales and sales-type lease transactions.

(2)	Includes fees income from operating leases, contingent fees from operating and sales-type leases and contingent fees from sales arrangements.
Year Ended December 31, 2008 versus Year Ended December 31, 2007
     Revenues and Gross Margin
     The Company’s revenues in 2008 were $106.2 million as compared to $115.8 million in 2007, a decrease of 8.3% due in large part to a decrease in theater systems revenue.
     The gross margin across all segments in 2008 was $37.5 million or 35.3% of total revenue as compared to $41.2 million, or 35.5% of total revenue in 2007. Excluding the impact of settlement arrangements and asset impairment charges on film-based projector inventories, the gross margin for 2008 was 37.3% as compared to 37.8% in 2007.
     IMAX Systems
     IMAX systems revenue decreased to $34.8 million in 2008 from $40.8 million in 2007. Revenue from sales and sales-type leases decreased to $24.5 million in 2008 from $31.0 million in 2007, a decrease of 21.0%. The decrease was due to fewer systems that qualified as sales or sales-type leases being recognized in 2008 as compared to 2007 (15 versus 19) and a decrease in settlement revenue from $2.4 million in 2007 to $0.9 million in 2008.
     The Company recognized revenue on 15 theater systems with a value of $22.4 million which qualified as either sales or sales-type leases in 2008 as compared to 19 sales or sales-type leases in 2007. The theater systems recognized in 2008 were all new systems. Of the 19 sales or sales-type leases in 2007, 15 were new theater systems with a total value of $23.1 million and 4 related to the sale of used theater systems with an aggregate value of $5.0 million. The Company believes that its revenue and system installations were negatively impacted in 2007 and the first half of 2008 by its announced introduction of a digital projection system in mid-2008, as customers either delayed purchasing and/or installation decisions in anticipation of the digital deployment, and in the second half of 2008 as a result of a shortage in supply of certain components of the digital system.

     Average revenue per sales and sales-type lease systems in 2008 and 2007 was consistent at $1.5 million. The breakdown in mix of the sales and sales-type lease, joint revenue sharing arrangements (see discussion below) and operating lease installations by theater system configuration in 2008 and 2007 is outlined in the table below.

	2008		2007
Sales and Sales-type lease systems — installed and recognized
IMAX 2D GT	—		1
IMAX 2D SR DOME	—		1
IMAX 3D GT	2		5
IMAX 3D SR	1		2
IMAX 3D MPX	7		10
IMAX digital	5	(1)	—

	15		19
IMAX 3D MPX — installed and deferred	3		2

	18		21
Operating lease — installed and operating
IMAX 3D MPX	1		—
Joint revenue sharing arrangements — installed and operating
IMAX 3D MPX	—		6
IMAX digital	41	(1)	—

	60		27

(1)	Includes the digital upgrade of two systems (one system sale and one system under a joint revenue sharing arrangement) from film-based to digital.
     As noted in the table above, three theater systems under sales arrangements that were installed in the year ended December 31, 2008, are subject to provisions providing the customer with an upgrade to a digital system at a discounted price when available. Had these transactions not contained a digital upgrade clause, the Company would have recognized $3.8 million in revenue and $2.0 million in gross margin related to these sales. Two theater systems under sales arrangements subject to such provisions were installed in 2007. Had these transactions not contained a digital upgrade clause, the Company would have recognized $3.0 million in revenue and $1.8 million in gross margin related to these sales. One of the two theater systems deferred in 2007 was recognized as a digital system installation in the fourth quarter of 2008, as the Company provided the digital upgrade to the customer. For the remaining deferred systems, the Company expects that once the digital upgrade is provided or the fair value for the upgrade is established, the Company will allocate total contract consideration, including any upgrade revenues, between the delivered and undelivered elements on a fair value basis and recognize the revenue allocated to the delivered elements with their associated costs.
     Included in settlement revenue are the following types of arrangements: $nil related to arrangements to convert from one system configuration to a different configuration (2007 — $nil); $0.9 million related to consensual buyouts for uninstalled theater systems (2007 — $2.4 million); $nil related to termination of agreements after customer default (2007 — $nil).
     In 2008, the Company installed and recognized revenue for one new theater system that qualified as an operating lease as compared to none in 2007. The Company recognizes revenue on operating leases over the term of the leases.
     Ongoing rent, fees and finance income in 2008 were 5.3% higher compared to 2007, primarily due to growth of the theater network, the addition of one new operating lease in 2008 and the renewal of end-of-term sales-type lease contracts for an additional term not included in the original lease term, which results in the Company treating the renewal as a new lease arrangement classified as an operating lease. Contingent fees included in this caption amounted to $3.7 million in 2008 as compared to $3.8 million in 2007.
     IMAX systems margin fluctuates as a result of the mix of theater system configurations recognized in each respective year. IMAX theater systems margin, excluding the impact of settlements and asset impairment charges on film-based projector inventories, was 59.4% in 2008, an increase from the 55.1% experienced in 2007. Gross margins on the sale of new systems in 2008 were 55.3% of revenues as compared to 54.0% for new systems sold in 2007. Gross margins for the four used systems sold in 2007 were 65.0%. The Company recorded a write-down of its film-based projector inventories of $2.4 million and $3.3 million in 2008 and 2007, respectively, primarily due to the introduction of its digital projection system in 2008.

     Theater System Maintenance
     Theater system maintenance revenue in 2008 increased by 2.1% to $16.3 million from $16.0 million in 2007 primarily due to an increase in the size of the theater network. Theater system maintenance gross margin, excluding the impact of asset impairment charges on film-based service inventories, was 44.2% and 47.1% of maintenance revenue in 2008 and 2007, respectively. The Company recorded a write-down of its film-based service inventories of $0.1 million and $0.6 million in 2008 and 2007, respectively, primarily due to the introduction of its digital projection system in 2008. Maintenance revenues continue to grow as the number of theaters in the IMAX theater network grows.
     Joint Revenue Sharing Arrangements
     Revenue from joint revenue sharing arrangements increased to $3.4 million in 2008 from $2.3 million in 2007. This increase was largely due to the rollout of 40 new theater systems under joint revenue sharing arrangements in 2008, many of which became operational in the fourth quarter. At December 31, 2008, there were a total of 52 theaters systems in operation under joint revenue sharing arrangements as compared to 11 at the end of 2007.
     The gross margin from joint revenue sharing arrangements in 2008 decreased from $1.4 million in 2007 to a loss of $1.9 million in 2008. Impacting the gross margin for 2008 were certain advertising, marketing and selling expenses of $1.8 million associated with the initial launch of the new theaters and accelerated depreciation on existing film—based systems of $1.5 million. The accelerated depreciation charges were specifically related to the earlier than anticipated digital upgrade of such theaters, which will enable these theaters to exhibit more DMR films (including those with a short release window) than had they remained film-based. Excluding these launch expenses and accelerated depreciation charges, the gross margin would have been $1.4 million in 2008, consistent with the gross margin of $1.4 million experienced in 2007.
     The Company expects to see an increase in revenue in 2009 as compared to 2008 from joint revenue sharing arrangements as the Company’s theater network continues to grow, more digital theaters are installed and more digital content is played in the network.
     Film
     Film revenues decreased to $34.4 million in 2008 from $36.6 million in 2007, primarily due to lower revenue from traditional programming and IMAX DMR films. The Company believes that the change in release date from November 2008 to July 2009 of Harry Potter and the Half-Blood Prince: An IMAX 3D Experience had a negative effect on its IMAX DMR revenues for 2008, as the Harry Potter film franchise has performed well historically in IMAX theaters. Film production and IMAX DMR revenues decreased to $17.9 million in 2008 from $19.9 million in 2007 due primarily to the weaker box-office performance of the IMAX DMR films exhibited in 2008 as compared to the films exhibited in the prior year. The 2008 film slate consisted of The Spiderwick Chronicles: The IMAX Experience, Shine A Light: The IMAX Experience, Speed Racer: The IMAX Experience, Kung Fu Panda: The IMAX Experience, The Dark Knight: The IMAX Experience, Eagle Eye: The IMAX Experience, Madagascar: Escape 2 Africa: The IMAX Experience and The Day the Earth Stood Still: The IMAX Experience. In 2007, the films primarily contributing to the higher IMAX DMR revenue included the successful releases of Harry Potter and the Order of the Phoenix: An IMAX 3D Experience, Spider-Man 3: The IMAX Experience, 300: The IMAX Experience, Night at the Museum: The IMAX Experience, Beowulf: An IMAX 3D Experience and I am Legend: The IMAX Experience.
     Film post-production revenues increased to $6.9 million in 2008 from $5.7 million in 2007, mainly due to an increase in third party business at the Company’s post-production unit.
     Film distribution revenues decreased to $9.6 million in 2008 from $11.0 million in 2007, a decrease of 13.2%, primarily due to lower revenues from Deep Sea 3D, released in March 2006. The Company did not distribute any new original production titles in 2008 and 2007. Under the Sea 3D, the sequel to Deep Sea 3D, was released on February 13, 2009.
     The Company’s gross margin from its total film segment was $13.6 million in 2008 or 39.4% of total film revenue as compared to $11.0 million, or 29.9% of total film revenue in 2007. The gross margin from film production and IMAX DMR increased to $7.0 million in 2008 from $4.9 million in 2007, primarily due to a lower average cost per IMAX DMR film in 2008 in comparison to 2007. The film distribution margin decreased to $3.1 million in 2008 from $3.5 million in 2007, primarily due to a decrease in revenues. The gross margin from post-production was $3.5 million in 2008 as compared to $2.6 million in 2007, driven largely by an increase in revenues relating to third party business.

     Theater Operations
     In 2008, theater operations revenue decreased to $14.0 million in 2008 from $16.6 million in 2007. This decrease was attributable to a 16.0% decrease in attendance, offset slightly by a 5.0% increase in average ticket prices.
     The Company’s owned and operated theater gross margin decreased from $1.1 million in 2007 to a loss of less than $0.1 million in 2008 primarily due to the decrease in revenues and higher film rental fees to studios, associated with IMAX DMR films.
     Other
     Other revenue was $3.2 million in 2008 as compared to $3.6 million in 2007. The gross margin on other revenue was $0.4 million in 2008 as compared to $0.5 million in 2007.
     Outlook
     Based on the Company’s expectation of 2009 theater system installations, particularly those under joint revenue sharing arrangements, and its estimate of films to be released in 2009, the Company believes it will experience higher revenues in 2009.
     Theater system installations slip from period to period in the course of the Company’s business, and the Company has seen a significant number of theater system installations originally anticipated for the third and fourth quarters of 2008 move to anticipated installations for 2009 and beyond. The Company currently estimates that approximately 90 of the 213 theater systems arrangements in its backlog as at December 31, 2008, will be installed and accepted in 2009, which would increase the Company’s total theater network by roughly 25% and its commercial theater network by roughly 40% as the vast majority of the new 2009 systems are to be installed in commercial settings. In addition, the Company anticipates that it will install a select number of digital system upgrades in 2009. However, the Company cautions that slippages remain a recurring and unpredictable part of its business, and such slippages and delays could impact the timing of revenue recognition (see note 2(n) to the accompanying consolidated financial statements in Item 8). In addition, each year the Company installs a number of systems that were signed in that same calendar year. In 2008, 2007 and 2006, there were 16, 8 and 8 theater system installations (including joint revenue sharing arrangements), respectively, under contracts that were signed in the same calendar year.
     In 2009, the Company believes 11 titles will be released to its theater network (one IMAX original production and 10 IMAX DMR films), which compares to a total of 8 IMAX DMR titles in 2008. These 11 titles include:
•	The Dark Knight: The IMAX Experience, for an encore presentation (WB, January 2009);

•	Under the Sea 3D (IMAX in conjunction with WB, February 2009);

•	Jonas Brothers: The 3D Concert Experience (Walt Disney Pictures, February 2009)

•	Watchmen: The IMAX Experience (WB, March 2009);

•	Monsters vs. Aliens: An IMAX 3D Experience (DreamWorks Animation SKG, Inc., March 2009);

•	Star Trek: The IMAX Experience (Paramount Pictures, May 2009);

•	Night at the Museum: Battle of the Smithsonian: The IMAX Experience (Twentieth Century Fox, May 2009);

•	Transformers: Revenge of the Fallen: The IMAX Experience (Paramount Pictures, June 2009);

•	Harry Potter and the Half-Blood Prince: An IMAX 3D Experience (WB, July 2009);

•	A Christmas Carol: An IMAX 3D Experience (Walt Disney Pictures and ImageMovers Digital, November 2009); and

•	Avatar: An IMAX 3D Experience (Twentieth Century Fox, December 2009).
     Disney’s “A Christmas Carol: An IMAX 3D Experience” directed by Robert Zemeckis (The Polar Express) is slated for wide release on the IMAX network under a new multi-picture arrangement Walt Disney Studios reached with the Company. DreamWorks Animation SKG, Inc. will release two films, How to Train Your Dragon: An IMAX 3D Experience and Shrek Goes Fourth: An IMAX 3D Experience in the first six months of 2010. In addition, the Company, in conjunction with WB and the National Aeronautics and Space Administration (NASA), also announced the next IMAX 3D space film which will chronicle the Hubble Space Telescope, set for release to IMAX theaters in 2010. Furthermore, the Company remains in active negotiations with virtually all of Hollywood’s studios for additional films to fill out its short and long-term film slate.

     The increased number of IMAX DMR films released to the IMAX theater network can minimize the impact of an individual film’s poor performance. In addition, the increased number of titles can mean a greater opportunity to capitalize on the early weeks of a movie’s release, when over half of a given title’s gross box office is typically generated. However, films can be subject to delays in production or changes in release schedule, which can negatively impact the number, timing and type of IMAX DMR and IMAX original films released to the IMAX theater network.
     Given the film slate and the growth of the network, the Company anticipates improved financial performance in 2009. The outlook for the global macro-environment in 2009, however, is largely negative and the U.S. and global economies could remain significantly challenged for an indeterminate period of time. While historically the movie industry has been somewhat resistant to economic downturns, and while the Company is actively taking steps to mitigate the effect of the economic downturn on its operations, present economic conditions, which are beyond the Company’s control, could lead to a decrease in discretionary consumer spending. It is difficult to predict the severity and duration of any decrease in consumer spending resulting from the economic downturn and what affect it may have on the movie industry in general and IMAX DMR box-office results in particular. According to various industry reports and trade publications, year-to-date domestic gross box office totalled approximately $2.0 billion through March 8, 2009, an approximate 14% increase over the same period last year.
     To date, the Company has signed joint revenue sharing arrangements for 158 theater systems, 52 of which have been installed as at December 31, 2008. As the Company adds joint revenue sharing systems to its theater base, the Company’s revenues are increasingly dependent on box-office and concessions revenues and, accordingly, increasingly exposed to any decline in attendance at commercial IMAX theatres. If the industry were to face declining box-office and concessions revenues commercial exhibitors become less willing or, as a result of disruptions in the capital and credit markets that may limit exhibitors’ access to capital, commercial exhibitors may be less able to invest capital in new IMAX theaters or to fulfill their existing obligations to the Company. The Company’s revenues could be lower than expected. (See Item 1A, Risk Factors — “Current economic conditions beyond the Company’s control could materially affect the Company’s business by reducing both revenue generated from existing IMAX theater systems and the demand for new IMAX theater systems.” and “The Company may not convert all of its backlog into revenue and cash flows.”)
     The Company currently believes that cash flow from future operations together with existing cash and borrowing available under the Credit Facility will be sufficient to fund the Company’s business operations, including its strategic initiatives relating to joint revenue sharing arrangements, and the continued roll-out of its proprietary digitally-based projection system. However, continued volatility and disruptions in the capital and credit markets could limit the Company’s access to liquidity, constrain the Company’s ability to pursue strategic initiatives or business opportunities in its best interests and make it difficult for the Company to refinance its Senior Notes and the Credit Facility when they mature in December and October of 2010, respectively, on a timely basis or on satisfactory terms or at all. (See Item 1A, “Risk Factors — The Company is highly leveraged, which may make it difficult to refinance to its existing indebtedness and obtain new financing which limits cash flow available for operations.”)
     In sum, while the Company believes it will see higher revenues and increased growth in 2009 as a result of a significant increase in the number of theater system installations and IMAX DMR films released to its theater network, the impact that the challenging global macro-economic environment could have on the discretionary spending of consumers and the liquidity and capital resources of the Company’s customers is uncertain, although the movie industry has been relatively resilient in past recessionary periods.
     The Company anticipates that its digital projector, introduced in 2008, will provide a differentiated experience to moviegoers that is consistent with what they have come to expect from the IMAX brand. The Company believes its introduction of a digital platform for a large portion of its customer base is compelling for a number of reasons. The savings to the studios as a result of eliminating film prints are considerable, as the typical cost of an IMAX film print ranges from $20 thousand per 2D print to $45 thousand per 3D print. Removing those costs will significantly increase the profit of an IMAX release for a studio which, the Company believes, provides more incentive for studios to release their films to IMAX theaters. The Company similarly believes that economics change favorably for its exhibition clients as a result of a digital theater system, since lower print costs and the increased programming flexibility that digital delivery provides should allow theaters to program between 10 and 12 IMAX DMR films per year, thereby increasing both customer choice and total box-office revenue. In 2008, the Company released 8 films converted through the IMAX DMR process as compared to 6 films in 2007. Furthermore, the Company has announced the release of 11 films to its theater network in 2009, including one IMAX original production. Finally, digital transmission eventually allows for the opportunity to show attractive alternate programming, such as live sporting events and concerts, in the immersive environment of an IMAX theater. The Company has signed agreements with exhibitors for 213 digital projection systems of which 46 were installed at December 31, 2008.

     Selling, General and Administrative Expenses
     Selling, general and administrative expenses were $43.7 million in 2008 versus $44.7 million in 2007. The decrease experienced in 2008 was largely the result of the following:
•	a $4.5 million decrease in legal and professional fees, including costs incurred in connection with certain regulatory matters and the restatement of the Company’s financial results in 2007;

•	a $2.0 million decrease in the Company’s stock-based compensation expense, including a recovery on variable awards, based on the decline in the Company’s stock price during the period;

•	a $1.6 million increase in staff-related costs and compensation costs, which was the result of an increase in salaries and benefits of $0.4 million primarily due to merit increases and a higher average Canadian dollar denominated salary expense; an increase in severance expense of $0.8 million; and a $0.4 million increase in travel and entertainment costs, reflecting increased business activities;

•	a $1.5 million increase in capital tax expense, primarily due to a $1.1 million net recovery recorded in 2007; and

•	a $2.4 million increase in foreign exchange translation adjustments. During 2008, the Company recorded a foreign exchange loss of $0.7 million largely due to a decline in the exchange rates of foreign currency denominated receivables and other working capital balances, as compared to a gain of $1.7 million recorded in 2007.
     Receivable Provisions, Net of Recoveries
     For the two years ended December 31, 2008 and 2007 receivable provisions, net of recoveries, for accounts receivable and financing receivables amounted to a net provision of $2.0 million and $1.8 million, respectively. The Company recorded a net provision of $0.4 million (2007 — $0.2 million net recovery) in accounts receivable. The Company recorded a net provision of $1.6 million (2007 — $2.0 million net provision) in financing receivables as the collectibility associated with certain leases was uncertain. Included in the 2007 provisions are accounts receivable and financing receivable recoveries of $0.6 million and $0.5 million, respectively, relating to the collection of previously recorded receivables for one customer which was fully provided for in prior periods.
     Asset Impairments and Other Significant Charges
     For the two years ended December 31, 2008 and 2007 the Company recorded asset impairment charges of less than $0.1 million and $0.6 million, respectively, related to the impairment of assets of certain theater operations and property, plant and equipment and a revision in the estimates related to the residual values of certain leased assets. The Company recognized that the carrying values for the assets exceeded the expected undiscounted future cash flows.
     In 2008, the Company recorded a charge of $2.5 million (2007 — $4.0 million) in costs and expenses applicable to revenues, primarily for its film-based projector inventories due to a reduction in the net realizable value resulting from the Company’s development of a proprietary digital projection system. Specifically, IMAX systems includes inventory write-downs of $2.4 million in 2008 (2007 — $3.3 million, 2006 — $1.3 million, respectively). Theater system maintenance includes inventory write-downs of $0.1 million in 2008 (2007 — $0.6 million, 2006 — $nil, respectively.) Furthermore, the 2007 charge includes $0.1 million recorded in the Company’s post-production unit.
     Interest Income and Expenses
     For the years ended December 31, 2008, and 2007, interest income was $0.4 million and $0.9 million, respectively.
     For the years ended December 31, 2008, and 2007, interest expense was $17.7 million and $17.1 million, respectively. Included in interest expense is the amortization of deferred finance costs in the amount of $1.4 million in 2008 (2007 — $1.3 million). The Company’s policy is to defer and amortize all the costs relating to a debt financing, paid directly to the debt provider, over the life of the debt instrument.
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

     As at December 31, 2008, the Company had net deferred income tax assets of $nil (December 31, 2007 — $nil). As of December 31, 2008, the Company had a gross deferred income tax asset of $62.4 million, against which the Company is carrying a $62.4 million valuation allowance.
     In connection with the Company’s adoption of FIN 48, as of January 1, 2007, the Company recorded a net increase to its deficit of $2.1 million (including approximately $0.9 million related to accrued interest and penalties) related to the measurement of potential international withholding tax requirements and a decrease in reserves for income taxes. As at December 31, 2008 and December 31, 2007, the Company had total unrecognized tax benefits (including interest and penalties) of $4.4 million and $4.0 million, respectively, for international withholding taxes. All of the unrecognized tax benefits could impact the Company’s effective tax rate if recognized. While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could differ from the Company’s accrued position. Accordingly, additional provisions on federal, provincial, state and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.
     A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) is as follows:

(In thousands of U.S. Dollars)	2008	2007
Balance at January 1,	$2,991	$2,812
Additions based on tax positions related to the current year	456	599
Additions for tax positions of prior years	47	125
Reductions for tax positions of prior years	—	(162)
Settlements	—	—
Reductions resulting from lapse of applicable statute of limitations	(250)	(383)

Balance at December 31,	$3,244	$2,991

     Consistent with its historical financial reporting, the Company has classified interest and penalties related to income tax liabilities, when applicable, as part of interest expense in its Consolidated Statements of Operations rather than income tax expense. The Company recognized approximately $0.2 million and $0.1 million in potential interest and penalties associated with unrecognized tax benefits for the years ended December 31, 2008 and December 31, 2007, respectively.
     The number of years with open tax audits varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions include Canada, the province of Ontario and the United States (including multiple states).
     The Company’s 2002 through 2008 tax years remain subject to examination by the IRS for U.S. federal tax purposes, and the 2004 through 2008 tax years remain subject to examination by the appropriate governmental agencies for Canadian federal tax purposes. There are other on-going audits in various other jurisdictions that are not material to our financial statements.
     Research and Development
     For the years ended December 31, 2008 and 2007 research and development expenses amounted to $7.5 million and $5.8 million, respectively. The expenses primarily reflect significant research and development activities pertaining to the development of the Company’s new proprietary digitally-based theater projector which the Company introduced in July of 2008. As at December 31, 2008, the Company has installed 46 IMAX digital theater projection systems and has signed contracts to install an additional 167 digital systems. Through research and development, the Company continues to design and develop cinema-based equipment, software and other technologies to enhance its product offerings. The Company believes that the motion picture industry will be affected by the development of digital technologies, particularly in the areas of content creation (image capture), post-production (editing and special effects), distribution and display (projection). Consequently, the Company has made significant investments in digital technologies, including the development of proprietary, patent-pending technology related to a digital projector, as well as technologies to digitally enhance image resolution and quality of motion picture films, and convert monoscopic (2D) to stereoscopic (3D) images. The Company also holds a number of patents, patents pending and intellectual property rights in these areas. In addition, the Company has numerous long-term relationships with key manufacturers and suppliers in digital technology. There can be no assurance, however, that the Company will be awarded patents covering its technology or that competitors will not develop similar technologies.

     In recent years, a number of companies have introduced digital 3D projection technology and a number of Hollywood features have been exhibited in 3D using these technologies. According to the National Association of Theater Owners, there are approximately 1,700 conventional-sized screens in U.S. multiplexes equipped with such digital 3D systems. The Company believes that its many competitive strengths, including the IMAX brand name, the quality and immersiveness of The IMAX Experience, its IMAX DMR technology and its patented theater geometry significantly differentiate the Company’s 3D presentations from any other 3D presentations. Consistent with this view, for the small number of films released to both IMAX 3D theaters and conventional 3D theaters, the IMAX theaters have significantly outperformed the conventional theaters on a per-screen revenue basis.
     Discontinued Operations
     There were no discontinued operations in 2008.
     On December 31, 2007, the Company entered into a lease termination agreement, which extinguished all of its obligations to its landlord with respect to the Company’s owned and operated Providence IMAX theater. As a result of the lease termination, the Company recorded a non-cash gain of $1.5 million associated with the reversal of deferred lease credits recorded in prior periods. In a related transaction, the Company sold the theater projection system and inventory for the Providence IMAX theater to a third party theater exhibitor for $1.0 million (consisting of $0.6 million cash and $0.4 million of discounted future minimum payments) which was recorded as a gain from discontinued operations. Furthermore, during 2007, the Company had recognized an operating loss of $0.5 million (2006 — $0.2 million) from the operation of the theater. The above transactions are reflected as discontinued operations as the continuing cash flows are not generated from either a migration or a continuation of activities. The remaining assets and liabilities of the Providence owned and operated theater are included in the Company’s consolidated balance sheet as at December 31, 2007 and are disclosed in note 24(e) to the accompanying consolidated financial statements in Item 8.
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
     On May 4, 2007, the Company amended the SERP to provide for the determination of benefits to be 75% of the member’s best average 60 consecutive months of earnings over the member’s employment history from 75% of the member’s best average 60 consecutive months of earnings over the past 120 months. The actuarial liability was remeasured to reflect this amendment. The amendment resulted in a $1.0 million increase to the pension liability and a corresponding $1.0 million increase to other comprehensive income. As at December 31, 2008, the benefits of Bradley J. Wechsler, one of the Company’s CEOs, were 100% vested while the benefits of Richard L. Gelfond, the Company’s other Co-CEO, were approximately 92.1% vested.
     Under the terms of the SERP, annuity payments payable thereunder to Mr. Wechsler, whose employment as Co-CEO will terminate effective April 1, 2009, shall be deferred for six months after the termination of his employment and paid on the first date of the seventh month following such termination, at which time Mr. Wechsler will be entitled to receive interest on the deferred amount credited at the applicable federal rate for short term obligations. Thereafter, in accordance with the terms of the SERP, Mr. Wechsler will receive monthly annuity payments until the earlier of a change of control or August 1, 2010, at which time he will receive remaining benefits in the form of a lump sum payment.

     Under the terms of the SERP, if Mr. Gelfond’s employment terminates other than for cause prior to August 1, 2010, he will receive SERP benefits in the form of monthly annuity payments until the earlier of a change of control or August 1, 2010, at which time he shall receive remaining benefits in the form of a lump sum payment. If Mr. Gelfond’s employment terminates other than for cause on or after August 1, 2010, he shall receive SERP benefits in the form of a lump sum payment.
     Stock-Based Compensation
     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”, (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors for employee stock options based on estimated fair values. In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.
     The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as at January 1, 2006. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R for 2008, 2007 and 2006 was $1.5 million, $3.4 million and $0.9 million, respectively.
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
     Stock-based compensation expense recognized in the Company’s consolidated statements of operations for 2006, 2007 and 2008 includes compensation expense for stock-based payment awards granted prior to, but not yet vested as at January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the stock-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In conjunction with the adoption of SFAS 123R, the Company changed its method of attributing the value of stock-based compensation to expense from a method which recognized the expense on a straight-line basis over the vesting term for non-graded vesting options, or in proportion to the amount of graded options that vested in a period to the straight-line single option method. Compensation expense for all stock-based payment awards granted on or prior to January 1, 2006 will continue to be recognized using the historic method while compensation expense for all stock-based payment awards granted subsequent to January 1, 2006 is recognized using the straight-line single-option method. As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it has been adjusted for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if subsequent information indicates that the actual forfeitures are likely to be different from previous estimates.
     The Company utilizes a lattice-binomial option-pricing model (“Binomial Model”) to determine the fair value of stock-based payment awards. The fair value determined by the Binomial Model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The Binomial Model also considers the expected exercise multiple which is the multiple of exercise price to grant price at which exercises are expected to occur on average. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the Binomial Model best provides an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123R and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

     The Company determined in the fourth quarter of 2006 that it exceeded, by approximately 1.6%, certain cap limits for grants set by the Company’s stock option plan (the “Stock Option Plan”), and that 789,286 options were granted in excess of such caps (2006 — 547,786, 2005 — 241,500), with a weighted average exercise price in 2006 of $10.39. Of these options, during 2007, 20,750 options (2006 — 37,000) with a weighted average exercise price of $9.86 (2006 — $9.89) were forfeited and nil options in 2007 (2006 — 3,000) with a weighted average exercise price of $nil (2006 — $9.59) were cancelled for no consideration. The number of these options outstanding as at December 31, 2007 and 2008 was nil (2006 — 749,286) with a weighted average exercise price of $nil (2006 — $10.16). The number of these options exercisable as at December 31, 2007 and 2008 was nil (2006 — 63,792) with a weighted average exercise price of $nil (2006 — $9.89). The options issued in excess of the cap limits were treated as liability-based awards commencing in the third quarter of 2006 as the Company determined it intended to settle the options in cash. The fair value of the options was recalculated each period. For purposes of calculating the fair value of the liability awards in the first quarter of 2007, the Company accelerated the accounting vesting period to March 31, 2007 in order to align with the expected service period of the options. Immediately before the settlement date, the Company had accrued a liability of $0.7 million. In June 2007, 195,286 options were voluntarily surrendered by the Co-CEOs and members of the Board of Directors for no consideration; as a result $0.2 million in accrued liabilities was credited to Other Equity and the Company settled the remaining options for cash in an amount of $0.5 million.
Year Ended December 31, 2007 versus Year Ended December 31, 2006
     Revenues and Gross Margin
     The Company’s revenues in 2007 were $115.8 million as compared to $127.7 million in 2006, a decrease of 9.3% due in large part to a decrease in theater systems revenue.
     The gross margin across all segments in 2007 was $41.2 million or 35.5% of total revenue as compared to $52.7 million, or 41.2% of total revenue in 2006. Excluding the impact of settlement arrangements and asset impairment charges on film-based projector inventories the gross margin for 2007 was 37.8% as compared to 42.1% in 2006.
     IMAX Systems
     IMAX systems revenue decreased to $40.8 million in 2007 from $55.4 million in 2006, a decrease of 26.4%. Revenue from sales and sales-type leases decreased to $31.0 million in 2007 from $45.1 million in 2006, a decrease of 31.3%. The decrease was due to fewer systems that qualified as sales or sales-type leases (19 versus 30) being recognized in 2007 as compared to 2006. This decrease has been partially offset by an increase in settlement revenue from $0.3 million in 2006 to $2.4 million in 2007.
     The Company recognized revenue on 19 theater systems which qualified as either sales or sales-type leases in 2007 as compared to 30 sales or sales-type leases in 2006. There were 15 new theater systems with a value of $23.1 million recognized into revenue in 2007 as compared to 20 new theater systems with a total value of $32.4 million recognized in 2006. 4 of the theater systems recognized in 2007 related to the sale of used theater systems versus 10 used theater systems in 2006. The aggregate sales value of the used systems sold in 2007 totaled $5.0 million as compared to $11.7 million for the used systems sold in 2006. The Company believes that its revenue and system installations were negatively impacted in 2007 by its announced introduction of a digital projection system in mid-2008, as customers either delayed purchasing and/or installation decisions in anticipation of the digital deployment.
     Average revenue per sales and sales-type lease systems in 2007 and 2006 was consistent at $1.5 million. The breakdown in mix of the sales and sales-type lease, joint revenue sharing arrangements (see discussion below) and operating lease installations by theater system configuration in 2007 and 2006 is outlined in the table below.

	2007	2006
Sales and Sales-type lease systems — installed and recognized
IMAX 2D GT	1	2
IMAX 2D SR DOME	1	—
IMAX 3D GT	5	11
IMAX 3D SR	2	5
IMAX 3D MPX	10	12
IMAX digital	—	—

	19	30
IMAX 3D MPX — installed and deferred	2	—

	21	30
Operating lease — installed and operating
IMAX 3D MPX	—	1
Joint revenue sharing arrangements — installed and operating
IMAX 3D MPX	6	—

	27	31

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
     Settlement revenue for 2007 was $2.4 million as compared to $0.3 million in 2006. Included in settlement revenue are the following types of arrangements: $nil related to arrangements to convert from one system configuration to a different configuration (2006 — $0.3 million); $2.4 million related to consensual buyouts for uninstalled theater systems (2006 — $nil); $nil related to termination of agreements after customer default (2006 — $nil).
     In 2007, the Company did not install or recognize revenue for new theater systems that qualified as operating leases as compared to one in 2006. The Company recognizes revenue on operating leases over the term of the leases.
     Ongoing rent, fees and finance income in 2007 were lower compared to 2006 due to a reduction in finance income recognized during the respective year. The Company recorded a one-time non-recurring $0.5 million increase to finance income in 2006. Absent that entry, ongoing rent, fees and finance income for 2006 were comparable to 2007. Contingent payments included in this caption amounted to $3.8 million in 2007 as compared to $3.0 million in 2006.
     IMAX systems margin, excluding the impact of settlements and asset impairment charges on film-based projector inventories was 55.1% in 2007, a decrease from the 58.5% experienced in 2006. Gross margins on the sale of new systems in 2007 were 53.2% of revenues as compared to 54.1% for new systems sold in 2006. Gross margins on the sale of used systems in 2007 was 65.0% of revenues as compared to 57.6% for used systems sold in 2006. The company recorded a write-down of its film-based projector inventories of $3.3 million and $1.3 million in 2007 and 2006, respectively, primarily due to the anticipated launch of its digital projection system.
     Theater System Maintenance
     Maintenance revenue in 2007 increased 1.8% over the prior year primarily due to an increase in the theater network. Theater system maintenance gross margin, excluding the impact of asset impairment charges on film-based service inventories, was 47.1% and 50.3% of maintenance revenue in 2007 and 2006, respectively. The Company recorded a write-down of its film-based service inventories of $0.6 million and $nil in 2007 and 2006, respectively. Theater system maintenance revenue continues to grow as the number of theaters in the IMAX theater network grows.

     Joint Revenue Sharing Arrangements
     Revenue from joint revenue sharing arrangements increased to $2.3 million in 2007 from $1.1 million in 2006. Gross Margin increased to $1.4 million in 2007 from $0.9 million in 2006. The Company participated in 11 joint revenue sharing arrangements in 2007 as compared to 5 in 2006.
     Film
     Film revenues increased slightly to $36.6 million in 2007 from $36.3 million in 2006, as film revenue from traditional programming decreased and film revenue from IMAX DMR production significantly increased. Film production and IMAX DMR revenues increased by 36.2% in 2007 to $19.9 million from $14.6 million in 2006. The increase in film production and IMAX DMR revenues is due primarily to the increase in IMAX DMR revenues, which are revenues to the Company generated from the gross box-office performance and conversion services performed on IMAX DMR films, as a result of higher overall gross box-office performance. The films primarily contributing to the increased IMAX DMR revenue include successful releases of Harry Potter and the Order of the Phoenix: An IMAX 3D Experience, Spider-Man 3: An IMAX Experience, 300: An IMAX Experience, Night at the Museum: An IMAX Experience, Beowulf: An IMAX 3D Experience, and I am Legend: An IMAX Experience as compared to the films released in the year-ago period. Film post-production revenues decreased to $5.7 million in 2007 from $6.7 million in 2006, mainly due to a decrease in third party business relating to Superman Returns: An IMAX 3D Experience, at the Company’s post-production unit. Film distribution revenues decreased to $11.0 million in 2007 from $15.1 million in 2006, a decrease of 27.0%, primarily due to the production and release of Deep Sea 3D in March 2006 and the continued gross box-office performance of Magnificent Desolation: Walking on the Moon 3D in 2006, released in September 2005. The Company did not distribute any new original production titles in 2007.
     The Company’s gross margin from its total film segment was $11.0 million, or 29.9% of total Films revenue as compared to $10.2 million, or 28.1% of total Films revenue in 2006. Film distribution margin decreased by $1.8 million, primarily due to a decrease in the margin of Magnificent Desolation: An IMAX 3D Experience from $1.7 million in 2006 to $0.2 million in 2007. Film production and IMAX DMR gross margin increased by $2.6 million, due primarily to the higher overall gross box office revenue generated by IMAX DMR films in 2007 as compared to 2006. Post-production gross margin decreased by less than $0.1 million.
     Theater Operations
     Theater operations revenue increased to $16.6 million in 2007 from $15.2 million in 2006 due to a 10% increase in average ticket prices (primarily due to more revenue from IMAX DMR product which has a higher average ticket price as compared to traditional product), offset slightly by a 4.6% decrease in attendance. Gross margin decreased by $0.8 million in 2007 as compared to 2006 primarily due to higher film rental fees to studios, related mainly to the showing of DMR product, partially offset by the impact of higher revenues.
     Other
     Other revenue decreased to $3.6 million in 2007 from $4.0 million in 2006, a decrease of 10.7%, largely as a result of a decrease in the Company’s after market sales. Other revenue primarily includes revenue generated from the Company’s camera and rental business and after market sales of projection system parts and 3D glasses. The gross margin on other revenue increased by $0.2 million in 2007 as compared to 2006 due to lower costs and expenses applicable to revenues.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses were $44.7 million in 2007 versus $42.5 million in 2006. The Company believes that such expenses in both years were increased significantly by costs relating to the professional fees associated with the Company’s responding to informal regulatory inquiries and to the restatement of the Company’s financial results of $6.0 million and $5.3 million in 2007 and 2006, respectively. The $2.2 million increase from 2006 to 2007 is primarily due to the following:
•	$2.5 million increase in stock-based compensation;

•	$1.8 million increase in staff-related costs and compensation costs, which was the result of an increase in salaries and benefits of $3.4 million primarily due to a higher Canadian dollar denominated salary expense on the strengthening of the Canadian dollar as compared to the prior year; normal merit increases and increased employee bonus accruals; a decrease in severance expense of $0.7 million; a $0.8 million decrease in pension expense due to a decrease in current service costs; and a $0.2 million decrease in travel and entertainment expenses;

•	$0.7 million increase in fees to arrange bond consents;

•	$0.3 million increase related to maintenance of the facilities;

•	$1.5 million decrease due to a $1.1 million recovery recorded for capital taxes in 2007 (recovery of $1.4 million tax audit recovery net of 2007 tax provision) as compared to an expense of $0.4 million in 2006; and

•	$1.5 million decrease as the Company recorded a foreign exchange gain of $1.7 million as compared to a gain of $0.2 million in 2006.
     Receivable Provisions, Net of Recoveries
     Receivable provisions net of recoveries for accounts receivable and financing receivables amounted to a net provision of $1.8 million in 2007 compared to $1.1 million in 2006. The Company recorded a net recovery of $0.2 million (2006 — $1.8 million provision) in accounts receivable. The Company recorded a net provision of $2.0 million (2006 — $0.3 million recovery) in financing receivables as the collectibility associated with certain leases was uncertain. Included in the 2007 provisions are accounts receivable and financing receivable recoveries of $0.6 million and $0.5 million, respectively, relating to the collection of previously recorded receivables for one customer which was fully provided for in prior periods.
     Asset Impairments and Other Significant Charges
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
     In 2007, the Company recorded a charge of $4.0 million (2006 — $1.3 million, 2005 — $nil) in costs and expenses applicable to revenues, primarily for its film-based projector inventories due to an anticipated reduction in the net realizable value resulting from the Company’s progress in developing a proprietary digital projection system. For the first three quarters of 2007, the Company’s focus was on the development of a production-ready digital projector that would meet its high standards for image quality, which would supplement and potentially ultimately replace its film-based systems for a large segment of its commercial exhibition customers. In the fourth quarter of 2007 the Company made significant progress in its development of the digital projector which led to the Company accelerating the anticipated launch of its digital projection system from early 2009 to mid 2008. Also in the fourth quarter of 2007, the Company sold 104 digital projection systems and 3 film-based projection systems which demonstrated customer acceptance of the Company’s new digital projection system. This included a joint revenue sharing arrangement with American Multi-Cinema, Inc. (“AMC”) for 100 IMAX digital systems beginning in 2008. As a result of these developments, in the fourth quarter of 2007, the Company analyzed its film-based projector inventories and recorded asset impairment charges to reflect the anticipated future obsolescence of parts and systems due to the digital rollout in 2008.
     Interest Income and Expenses
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
     As at December 31, 2007, the Company had net deferred income tax assets of $nil (December 31, 2006 — $nil). As at December 31, 2007, the Company had a gross deferred income tax asset of $50.0 million, against which the Company is carrying a $50.0 million valuation allowance.

     Research and Development
     Research and development expenses amounted to $5.8 million in 2007 as compared to $3.6 million in 2006. The expenses primarily reflect significant research and development activities pertaining to development of the Company’s new proprietary, digitally-based theater projector. Through research and development, the Company continues to design and develop cinema-based equipment, software and other technologies to enhance its product offering. The Company believes that the motion picture industry will be affected by the development of digital technologies, particularly in the areas of content creation (image capture), post-production (editing and special effects), distribution and display (projection). Consequently, the Company has made significant investments in digital technologies, including the development of proprietary, patent-pending technology related to a digital projector, as well as technologies to digitally enhance image resolution and quality of motion picture films, and convert monoscopic (2D) to stereoscopic (3D) images. The Company also holds a number of patents, patents pending and intellectual property rights in these areas. In addition, the Company holds numerous digital patents and long-term relationships with key manufacturers and suppliers in digital technology. However, there can be no assurance that the Company will be awarded patents covering its technology or that competitors will not develop similar technologies.
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

LIQUIDITY AND CAPITAL RESOURCES
Credit Facility
     Under the indenture, dated as at December 4, 2003, and as thereafter amended and supplemented, governing the Company’s Senior Notes due December 2010 (the “Indenture”), the Company is permitted to incur indebtedness on a secured basis pursuant to a credit agreement, or the refinancing or replacement of a credit facility, provided that the aggregate principal amount of indebtedness thereunder outstanding at any time does not exceed the greater of: (a) $30.0 million minus the amount of any such indebtedness retired with the proceeds of an Asset Sale (as defined in the Indenture); and (b) 15% of Total Assets (as defined in the Indenture) of the Company. Amongst other indebtedness, the Indenture also permits the Company to incur indebtedness solely in respect of performance, surety or appeal bonds, letters of credit and letters of guarantee as required in the ordinary course of business in accordance with customary industry practices.
     On February 6, 2004, the Company entered into a Loan Agreement for a secured revolving credit facility, as amended on June 30, 2005, May 16, 2006, November 7, 2007, December 5, 2007 and May 5, 2008 (the “Credit Facility”). The Credit Facility is a revolving credit facility expiring on October 31, 2010.
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

(iii)	a minimum level of trailing cash collections in the preceding twenty-six week period ($58.6 million as at December 31, 2008), reduced for outstanding letters of credit and advance payment guarantees and subject to maintaining a minimum Excess Availability (as defined in the Credit Facility) of $5.0 million.
     The Credit Facility, which is collateralized by a first priority security interest in all of the current and future assets of IMAX Corporation, contains typical affirmative and negative covenants, including covenants that restrict IMAX’s ability to: incur certain additional indebtedness; make certain loans, investments or guarantees; pay dividends; make certain asset sales; incur certain liens or other encumbrances; conduct certain transactions with affiliates and enter into certain corporate transactions. In addition, the Credit Facility agreement contains customary events of default, including upon an acquisition or a change of control that may have a material adverse effect on IMAX or a guarantor. As at December 31, 2008, the Company was in compliance with all covenants under the agreement.
     On May 5, 2008, the Company entered into an amendment to the Credit Facility, effective January 1, 2008, whereby the minimum Cash and Excess Availability (as defined in the Credit Facility) requirement was reduced from $15.0 million to $7.5 million. The Credit Facility had previously required the Company to maintain, over a period of time, a minimum level of adjusted earnings before interest, taxes, depreciation and amortization including film asset amortization, stock and non-cash compensation, write downs (recoveries), asset impairment charges, and other non-cash uses of funds on a trailing four quarter basis calculated quarterly, of not less than $20.0 million (the “EBITDA Requirement”). Under the current terms of Credit Facility, the Company shall not be subject to an EBITDA Requirement so long as the Company is in compliance with the Cash and Excess Availability requirement. The amendment also provided for a one-year extension of the expiration of the Credit Facility to October 31, 2010 and adjusted the collateral calculation for certain finished goods inventory items to be installed under joint revenue sharing arrangements, which could result in an increase to maximum aggregate borrowings of up to $3.0 million in the future. Under the amended terms of the Credit Facility, in the event that the Company’s Excess Availability falls below the $5.0 million requirement, the excess borrowings above the minimum availability requirement must be remedied immediately. Failure to remedy would result in a Cash Dominion Event and an Event of Default (as defined in the Credit Facility). The failure to comply with the Cash and Excess Availability requirement of $7.5 million would also result in an immediate Cash Dominion Event and an Event of Default. If the Credit Facility were to be terminated by either the Company or the lender, the Company would have the right to pursue another source of secured financing pursuant to the terms of the Indenture.
     As at December 31, 2008, the Company ‘s current borrowing capacity under the Credit Facility was $10.5 million after deduction for outstanding borrowings of $20.0 million, letters of credit and advance payment guarantees of $1.4 million and the minimum Excess Availability of $5.0 million, compared with borrowing capacity, as at December 31, 2007, of $19.4 million after deduction for outstanding letters of credit of $10.9 million and excess availability reserve of $5.0 million.

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
     The Credit Facility bears interest at the applicable prime rate per annum or LIBOR plus a margin as specified therein per annum. As at December 31, 2008, outstanding borrowings bear interest at the United States Prime Interest Rate. The effective interest rate for the year ended December 31, 2008 was 4.43% under the Credit Facility.
Letters of Credit and Other Commitments
     As at December 31, 2008, the Company has letters of credit and advance payment guarantees of $1.4 million outstanding (2007 — $10.9 million), of which the entire balance has been secured by the Credit Facility.
     The Company also has a $10.0 million facility for advance payment guarantees and letters of credit through the Bank of Montreal for use solely in conjunction with guarantees fully insured by Export Development Canada (the “Bank of Montreal Facility”). On October 2, 2008, the Company entered into an amendment to increase the amount available by $5.0 million to $10.0 million. The Bank of Montreal Facility is unsecured and includes typical affirmative and negative covenants, including delivery of annual consolidated financial statements within 120 days of the end of the fiscal year. The Bank of Montreal Facility is subject to periodic annual reviews with the next review scheduled for June 30, 2009. As at December 31, 2008, the Company had letters of credit outstanding of $5.2 million compared with $nil as at December 31, 2007 under the Bank of Montreal Facility.
Senior Notes due December 2010
     As at December 31, 2008, the Company had outstanding $160.0 million in principal amount of Senior Notes due December 1, 2010 (the “Senior Notes”).
     The Senior Notes bear interest at a rate of 9.625% per annum and are unsecured obligations that rank equally with any of the Company’s existing and future senior indebtedness and senior to all of the Company’s existing and future subordinated indebtedness. The payment of principal, premium, if any, and interest on the Senior Notes is unconditionally guaranteed, jointly and severally, by certain of the Company’s wholly-owned subsidiaries. The Senior Notes are subject to redemption for cash by the Company, in whole or in part, at any time at 102.406%, together with accrued and unpaid interest thereon to the redemption date. Beginning December 1, 2009, and thereafter, the Senior Notes will be redeemable by the Company at 100.000%, together with accrued and unpaid interest thereon to the redemption date. If certain changes were to result in the imposition of withholding taxes under Canadian law, the Senior Notes are subject to redemption at the Company’s option, in whole but not in part, at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest to the date of redemption. In the event of a change in control, the Company will be required to make an offer to repurchase the Senior Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase.
     The terms of the Company’s Senior Notes impose certain restrictions on its operating and financing activities, including certain restrictions on the Company’s ability to: incur certain additional indebtedness; make certain distributions or certain other restricted payments; grant liens; make certain dividends and other payment restrictions affecting the Company’s subsidiaries; sell certain assets or merge with or into other companies; and enter into certain transactions with affiliates.
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

Cash and Cash Equivalents
     As at December 31, 2008, the Company’s principal sources of liquidity included cash and cash equivalents of $27.0 million, the Credit Facility, trade accounts receivable of $23.0 million and anticipated collection from financing receivables due in the next 12 months of $11.1 million. As at December 31, 2008, the Company has drawn down $20.0 million on the Credit Facility, and has letters of credit of $1.4 million outstanding under Credit Facility and $5.2 million under the Bank of Montreal Facility.
     During 2008, the Company has used cash of $6.5 million (including film assets) to fund its operations and $21.3 million to fund capital expenditures, principally to build equipment for use in joint revenue sharing arrangements. In addition, the Company has a shareholders’ deficiency of $96.8 million. Based on management’s current operating plan for 2009, the Company expects to continue to use cash as it deploys additional theater systems under joint revenue sharing arrangements. The Company’s introduction of digital theater systems and joint revenue sharing arrangements contributed to the use of cash during 2008 as customers awaited completion of the development of the digital systems prior to installation, cash flows from joint revenue sharing arrangements are derived solely from the theater box office and concession revenues and the Company invested directly in the roll out of 41 theater systems under joint revenue sharing arrangements.
     The Company currently believes that cash flow from future operations together with existing cash and borrowing available under the Credit Facility will be sufficient to fund the Company’s business operations, including its strategic initiatives relating to joint revenue sharing arrangements, and the continued roll-out of its proprietary digitally-based projection system. The Company similarly believes it will be able to continue to meet customer commitments for at least the 12 month period commencing January 1, 2009. The Company’s operating cash flow will be adversely affected, however, if management’s projections of future signings for theater systems and film productions, installations and film performance are not realized. The Company forecasts its short-term liquidity requirements on a quarterly and annual basis. Since the Company’s future cash flows are based on estimates and there may be factors that are outside of the Company’s control (see “Risk Factors” in Item 1A in the Company’s 2008 Form 10-K), there is no guarantee that the Company will continue to be able to fund its operations through cash flows from operations. Under the terms of the Company’s typical sale and sales-type lease agreement, the Company receives substantial cash payments before the Company completes the performance of its obligations. Similarly, the Company receives cash payments for some of its film productions in advance of related cash expenditures.
     In addition to operating risks and uncertainties, the capital markets are currently experiencing a period of dislocation and instability, as evidenced by a lack of liquidity in both the equity and debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of certain major financial institutions. These events have contributed to worsening general economic conditions that are materially and adversely affecting the broad financial and credit markets and reducing the availability and increasing the price of debt and equity capital. The Senior Notes and the Credit Facility mature on December 1, 2010 and October 31, 2010, respectively, and there can be no assurance that the Company will be successful in refinancing its existing indebtedness on a timely basis or on satisfactory terms or at all. In addition, the Company has an unfunded U.S. defined benefit pension plan, the SERP, covering its Co-CEOs and current SERP assumptions include that approximately $15.3 million will be paid out in August 2010, although the Co-CEOs have indicated a willingness to discuss potential deferment of pension obligations if the Company were to initiate such discussions. If the Company is unable to refinance its indebtedness or obtain other financing, the Company will face substantial liquidity challenges and there is no guarantee that the Company will have sufficient cash flow or capital resources to meet its repayment obligations. Even if the Company is able to refinance its existing indebtedness in the short term, continued volatility and disruptions in the capital and credit markets could adversely affect the Company’s access to liquidity needed for its business in the longer term. See “Risk Factors — The Company is highly leveraged which may make it difficult to refinance its existing indebtedness and obtain new financing and which limits cash flow available for its operations and the Company may not generate cash flow to service all of its obligations” in Item 1A in the Company’s 2008 Form 10-K.
     Operating Activities
     The Company’s net cash provided by (used in) operating activities is affected by a number of factors, including the proceeds associated with new signings of theater system lease and sale agreements in the year, costs associated with contributing systems under joint revenue sharing arrangements, the box-office performance of films distributed by the Company and/or exhibited in the Company’s theaters, increases or decreases in the Company’s operating expenses, including research and development, and the level of cash collections received from its customers.
     Cash used in operating activities amounted to $6.5 million for the year ended December 31, 2008. Changes in other non-cash operating assets as compared to December 31, 2007 include: an increase of $0.2 million in financing receivables; a $1.9 million decrease in accounts receivable; a decrease of $0.8 million in inventories; a $0.2 million decrease in prepaid expenses, which primarily relates to prepaid film print costs which will be expensed over the period to be benefited; and a $0.8 million increase in other assets, which primarily relates to commissions and other deferred selling expenses. Changes in other non-cash operating liabilities as compared to December 31, 2007 include: an increase in deferred revenue of $12.4 million related to current year signings and backlog payments thereon, less amounts relieved from deferred revenue related to theater system installations in the year; an increase in accounts payable of $0.1 million and a decrease of $2.5 million in accrued liabilities. Included in accrued liabilities at December 31, 2008, was $26.4 million in respect of accrued pension obligations which are mainly long-term in nature.

     Investing Activities
     Net cash used in investing activities amounted to $22.4 million in 2008, which includes an investment in joint revenue sharing equipment of $18.5 million, purchases of $2.8 million in property, plant and equipment, an increase in other assets of $0.7 million primarily relating to the increase in the cash surrender value of life insurance policies, and an increase in other intangible assets of $0.4 million.
     Financing Activities
     Net cash provided by financing activities in 2008 amounted to $39.0 million primarily due to an increase of $20.0 million in bank indebtedness and the issuance of common shares in the year, net of common share issuance costs offset by debt modification fees paid of $0.2 million. Of the common shares issued $18.0 million was purchased by the Company’s largest shareholder in connection with the private placement of 2,726,447 common shares. $1.2 million was received relating to stock options that were exercised in the year.
     Capital Expenditures
     Capital expenditures including the Company’s investment in joint revenue sharing equipment, purchase of property, plant and equipment net of sales proceeds and investments in film assets were $31.4 million for the year ended December 31, 2008. The Company anticipates a higher level of capital expenditures in 2009 related, in part, to the anticipated roll-out of 71 theatres pursuant to joint revenue sharing arrangements, all of which are currently in backlog, and all of which the Company currently intends to fund through cash on hand and availability under the Credit Facility.
     Prior Year Cash Flow Activities
     Net cash used by operating activities amounted to $6.2 million in the year ended December 31, 2007. Changes in other non-cash operating assets and liabilities included a $6.1 million decrease in financing receivables, a decrease of $0.7 million in accounts receivable, an increase in inventories of $1.6 million, a $1.2 million decrease in prepaid expenses, which mostly relates to prepaid film print costs which will be expensed over the period to be benefited; and a $3.2 million increase in other assets, which primarily relates to insurance recoveries related to legal proceedings, an increase in accounts payable of $0.9 million, an increase in deferred revenue of $4.8 million and a decrease of $0.9 million in accrued liabilities. Net cash used in investing activities in the year ended December 31, 2007 amounted to $0.7 million, primarily consisting of $6.5 million invested in short-term investments, $8.6 million received from proceeds from maturities of short-term investments, the purchases of $2.1 million in property, plant and equipment net of sales proceeds, an increase in other assets of $0.9 million, an increase in other intangible assets of $0.4 million and the Company also received $0.6 million from the sale of its Providence owned and operated theater projection system. Net cash used in financing activities in 2007 amounted to $1.3 million primarily due to consent costs related to the Senior Notes due 2010.
     Capital expenditures including the Company’s purchase of property, plant and equipment net of sales proceeds and investments in film assets were $13.5 million in the year ended December 31, 2007.
Rental Obligations
     The Company’s total minimum annual rental payments to be made under operating leases as at December 31, 2008 are as follows:

(In thousands of U.S. Dollars)
2009	$5,882
2010	6,009
2011	5,982
2012	5,875
2013	2,103
Thereafter	3,115

$28,966

Digital Projection System
     In July 2008, the Company introduced to the market its new proprietary digital projection system. IMAX’s digital projection system delivers The IMAX Experience and helps drive profitability for studios, exhibitors and IMAX theatres by eliminating the need for film prints, increasing program flexibility and ultimately increasing the number of movies shown on IMAX screens. The system can run both IMAX and IMAX 3D presentations.
     As at December 31, 2008, the Company had 46 digital theaters installed and operating in exhibitor theaters and 167 digital theater system arrangements in its backlog, which include the significant transactions described below:
     On December 7, 2007, the Company announced a significant joint revenue sharing arrangement with AMC for the installation of 100 digital projection systems to be installed in the latter half of 2008 through 2010. The Company has projected that the deal will ultimately double the size of the commercial IMAX theater network in North America and triple the number of IMAX theaters in North American multiplexes, which are the primary targets of the Company’s business efforts. In December 2007, the Company announced that it estimates that the AMC agreement will generate $35.0 million in incremental EBITDA and $229.0 million in cumulative cash flow over 10 years, under certain assumptions. The system roll-out is to be implemented in two phases of 50 systems each, with the rollout of the second phase being subject to the achievement of certain performance thresholds that the Company believes will be met. During the third quarter of 2008, the Company installed 14 digital theater systems in AMC theaters that were open as at September 30, 2008. As of December 31, 2008, the Company has installed 25 of the 100 digital projection systems contracted for under the agreement.
     The Company and Regal Cinemas, Inc (“Regal”) announced on March 24, 2008 a joint revenue sharing agreement to install 31 digital projection systems at Regal locations in 20 major U.S. markets. To date, the Company has installed 12 of the 31 digital projection systems. In June 2008, the Company and Hoyts Multiplex Cinemas PTY Ltd (“Hoyts”) entered into a joint revenue sharing arrangement for 4 digital projection systems. To date, the Company has installed 3 of the 4 digital projection systems. In July 2008, the Company signed a joint revenue sharing arrangement with Tokyu Recreation Co., Ltd (“Tokyu”) to install up to 4 digital projection systems. In September 2008, the Company signed a joint revenue sharing arrangement with Cineplexx Kinobetriebe GMBH (“Cineplexx”) for 3 digital projection systems.
     The Company anticipates meeting the cash requirements needed to manufacture the digital projection systems in its joint revenue sharing arrangements through a combination of cash on hand, cash inflows from future operations and draws on its Credit Facility.
     In addition, on March 10, 2008, the Company announced an agreement for 35 digital theater systems (under its traditional sales/sales-type-lease structure) with RACIMEC to be installed in Central and South America and the Caribbean. RACIMEC has made an initial cash-payment in connection with the terms of its agreement with the Company.
Pension and Postretirement Obligations
     The Company has a defined benefit pension plan, the SERP, covering its two Co-CEOs. As at December 31, 2008, the Company had an unfunded and accrued projected benefit obligation of approximately $26.4 million (December 31, 2007 — $27.1 million) in respect of the SERP. At the time the Company established the SERP, it also took out life insurance policies on its two Co-CEOs with coverage amounts of $21.5 million in aggregate. The Company may use the proceeds of life insurance policies taken on its Co-CEOs to be applied towards the benefits due and payable under the SERP, although there can be no assurance that the Company will ultimately do so. As at December 31, 2008, the cash surrender value of the insurance policies is $6.2 million (December 31, 2007 — $5.2 million).
     In July 2000, the Company agreed to maintain health benefits for its two Co-CEOs upon retirement. As at December 31, 2008, the Company had an unfunded benefit obligation of $0.4 million (December 31, 2007 — $0.4 million).

     On March 8, 2006, the Company and the Co-CEOs negotiated an amendment effective January 1, 2006 to the SERP covering its two Co-CEOs which reduced the related pension expense to the Company. Under the original terms of the SERP, once benefit payments begin, the benefit is indexed annually to the cost of living and further provides for 100% continuance for life to the surviving spouse. The Company was represented by the Independent Directors, who retained Mercer and outside legal counsel to advise them on certain analyses regarding the SERP. Under the terms of the SERP amendment, to reduce the ongoing costs to the Company, the cost of living adjustment and surviving spouse benefits previously owed to the Co-CEOs are each reduced by 50%, subject to a recoupment of a percentage of such benefits upon a change of control of the Company, and the net present value of the reduced benefit payments is accelerated and paid out upon a change of control of the Company. The amendment resulted in a credit to accumulated other comprehensive income of $2.8 million, a reduction of other assets of $3.4 million, and a reduction in the accrued pension liability of $6.2 million. The benefits were 50% vested as at July 2000, the SERP initiation date. The vesting percentage increases on a straight-line basis from inception until age 55. The vesting percentage of a member whose employment terminates other than by voluntary retirement or upon change of control shall be 100%.
     On May 4, 2007, the Company amended the SERP to provide for the determination of benefits to be 75% of the member’s best average 60 consecutive months of earnings over the member’s employment history from 75% of the member’s best average 60 consecutive months of earnings over the past 120 months. The actuarial liability was remeasured to reflect this amendment. The amendment resulted in a $1.0 million increase to the pension liability and a corresponding $1.0 million increase to other comprehensive income. As at December 31, 2008, the benefits of Bradley J. Wechsler, one of the Company’s CEOs, were 100% vested, while the benefits of Richard L. Gelfond, the Company’s other Co-CEO, were approximately 92.1% vested.
     Under the terms of the SERP, annuity payments payable thereunder to Mr. Wechsler, whose employment as Co-CEO will terminate effective April 1, 2009, shall be deferred for six months after the termination of his employment and paid on the first date of the seventh month following such termination, at which time Mr. Wechsler will be entitled to receive interest on the deferred amount credited at the applicable federal rate for short term obligations. Thereafter, in accordance with the terms of the SERP, Mr. Wechsler will receive monthly annuity payments until the earlier of a change of control or August 1, 2010, at which time he will receive remaining benefits in the form of a lump sum payment.
     Under the terms of the SERP, if Mr. Gelfond’s employment terminates other than for cause prior to August 1, 2010, he will receive SERP benefits in the form of monthly annuity payments until the earlier of a change of control or August 1, 2010, at which time he shall receive remaining benefits in the form of a lump sum payment. If Mr. Gelfond’s employment terminates other than for cause on or after August 1, 2010, he shall receive SERP benefits in the form of a lump sum payment.
OFF-BALANCE SHEET ARRANGEMENTS
     There are currently no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Company’s financial condition.
CONTRACTUAL OBLIGATIONS
     Payments to be made by the Company under contractual obligations are as follows:

	Payments Due by Period
	Total
(In thousands of U.S. Dollars)	Obligations	2009	2010	2011	2012	2013	Thereafter
Senior Notes
Principal	$160,000	$—	$160,000	$—	$—	$—	$—
Interest	29,517	15,400	14,117	—	—	—	—
Demand Loan	20,000	—	20,000	—	—	—	—
Capital lease obligations	297	170	70	20	20	17	—
Operating lease obligations	28,966	5,882	6,009	5,982	5,875	2,103	3,115
Pension obligations(1)	30,173	861	15,342	13,970	—	—	—
Purchase obligations	4,800	4,800	—	—	—	—	—

	$273,753	$27,113	$215,538	$19,972	$5,895	$2,120	$3,115

(1)	The SERP assumptions include that Mr. Wechsler will receive a lump sum payment at August 1, 2010 and that Mr. Gelfond will receive a lump sum payment in 2011 upon retirement at the end of the current term of his employment agreement.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     The Company is exposed to market risk from changes in foreign currency rates. The Company does not use financial instruments for trading or other speculative purposes.
     A majority of the Company’s revenue is denominated in U.S. dollars while a significant portion of its costs and expenses is denominated in Canadian dollars. A portion of the Company’s net U.S. dollar cash flows is converted to Canadian dollars to fund Canadian dollar expenses through the spot market. In Japan, the Company has ongoing operating expenses related to its operations. Net Japanese yen cash flows are converted to U.S. dollars through the spot market. The Company also has cash receipts under leases denominated in Japanese yen, Euros and Canadian dollars. For the year ended December 31, 2008, the Company recorded a translation loss of $0.5 million (including $0.2 million of appreciation on unhedged forward contracts — see discussion below) compared with a translation gain of $1.5 million year ended December 31, 2007, respectively, primarily from the receivables associated with leases denominated in Canadian dollars, as the value of the U.S. dollar declined in relation to the Canadian dollar. The decline in the value of the U.S. dollar also had an impact on working capital given the appreciation in value of the Canadian dollar, Euro and Japanese yen.
     Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the consolidated statement of operations except for derivatives designated and qualifying as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the consolidated statement of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the consolidated statement of operations. The notional value of these contracts at December 31, 2008 was $13.1 million. A gain of $0.2 million was recorded to Other Comprehensive Income with respect to the appreciation in the value of these contracts. Appreciation or depreciation on forward contracts not meeting the requirements for hedge accounting in SFAS 133 are recorded to selling, general and administrative expenses. A gain of $0.2 million was booked for the quarter ended December 31, 2008. The notional value of forward contracts that do not qualify for hedge accounting was $17.1 million.
     For all derivative instruments, the Company is subject to counterparty credit risk to the extent that the counterparty may not meet its obligations to the Company. To manage this risk, the Company enters into derivative transactions only with major financial institutions.
     The Company is also subject to interest rate risk on its Credit Facility borrowings of $20.0 million as at December 31, 2008 (2007 — $nil).

Item 8. Financial Statements and Supplementary Data
************

Report of Independent Registered Public Accounting Firm
To the Shareholders of IMAX Corporation:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and shareholders’ equity (deficiency) present fairly, in all material respects, the financial position of IMAX Corporation and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A of its 2008 Annual Report on Form 10-K. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions and defined benefit pension and other postretirement plans. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/  PricewaterhouseCoopers LLP
Chartered Accountants, Licensed Public Accountants
Toronto, Ontario
March 12, 2009

IMAX CORPORATION
CONSOLIDATED BALANCE SHEETS
In accordance with United States Generally Accepted Accounting Principles
(In thousands of U.S. dollars)

	As at December 31,
	2008	2007
Assets
Cash and cash equivalents	$27,017	$16,901
Accounts receivable, net of allowance for doubtful accounts of $2,901 (2007 — $3,045)	22,982	25,505
Financing receivables (note 4(b))	56,138	59,092
Inventories (note 5)	19,822	22,050
Prepaid expenses	1,998	2,187
Film assets (note 6)	3,923	2,042
Property, plant and equipment (note 7)	39,405	23,708
Other assets (note 8)	16,074	15,093
Goodwill	39,027	39,027
Other intangible assets (note 10)	2,281	2,377

Total assets	$228,667	$207,982

Liabilities
Bank indebtedness (note 12)	$20,000	$—
Accounts payable	15,790	12,300
Accrued liabilities (notes 6, 9(f), 13(c), 14(i), 15(c), 22 and 25)	58,199	61,967
Deferred revenue	71,452	59,085
Senior Notes due 2010 (note 11)	160,000	160,000

Total liabilities	325,441	293,352

Commitments, contingencies and guarantees (notes 13 and 14)

Shareholders’ deficiency
Capital stock (note 15) Common shares — no par value. Authorized — unlimited number. Issued and outstanding — 43,490,631 (2007 — 40,423,074)	141,584	122,455
Other equity	5,183	4,088
Deficit	(247,009)	(213,407)
Accumulated other comprehensive income	3,468	1,494

Total shareholders’ deficiency	(96,774)	(85,370)

Total liabilities and shareholders’ deficiency	$228,667	$207,982

(The accompanying notes are an integral part of these consolidated financial statements)

IMAX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
In accordance with United States Generally Accepted Accounting Principles
(In thousands of U.S. dollars, except per share amounts)

	Years Ended December 31,
	2008	2007	2006
Revenues
Equipment and product sales	$27,853	$32,500	$49,322
Services	64,985	69,149	67,222
Rentals	8,207	7,107	5,622
Finance income	4,300	4,649	5,242
Other revenues (note 16(a))	881	2,427	300

	106,226	115,832	127,708

Costs and expenses applicable to revenues (note 2(n))
Equipment and product sales	17,182	21,546	26,008
Services	44,372	50,090	47,183
Rentals	7,043	2,987	1,859
Other	169	50	—

	68,766	74,673	75,050

Gross margin	37,460	41,159	52,658
Selling, general and administrative expenses (note 16(b))	43,652	44,705	42,527
Research and development	7,461	5,789	3,615
Amortization of intangibles	526	547	602
Receivable provisions net of recoveries (note 17)	1,977	1,795	1,066
Asset impairments (note 18)	28	562	1,029

(Loss) earnings from operations	(16,184)	(12,239)	3,819
Interest income	381	862	1,036
Interest expense	(17,707)	(17,093)	(16,759)

Loss from continuing operations before income taxes	(33,510)	(28,470)	(11,904)
Provision for income taxes (note 9)	(92)	(472)	(6,218)

Net loss from continuing operations	(33,602)	(28,942)	(18,122)
Net earnings from discontinued operations (note 24(d))	—	2,002	1,273

Net loss	$(33,602)	$(26,940)	$(16,849)

Loss per share (note 15(d)):
Loss per share — basic:
Net loss from continuing operations	$(0.79)	$(0.72)	$(0.45)
Net earnings from discontinued operations	$—	$0.05	$0.03

Net loss	$(0.79)	$(0.67)	$(0.42)

Loss per share — diluted:
Net loss from continuing operations	$(0.79)	$(0.72)	$(0.45)
Net earnings from discontinued operations	$—	$0.05	$0.03

Net loss	$(0.79)	$(0.67)	$(0.42)

(The accompanying notes are an integral part of these consolidated financial statements)

IMAX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
In accordance with United States Generally Accepted Accounting Principles
(In thousands of U.S. dollars)

	Years Ended December 31,
	2008	2007	2006
Cash (used in) provided by:
Operating Activities
Net loss	$(33,602)	$(26,940)	$(16,849)
Net earnings from discontinued operations	—	(2,002)	(1,273)
Items not involving cash:
Depreciation and amortization (notes 19(c) and 20(a))	18,071	17,738	16,872
Write-downs net of recoveries (notes 19(d) and 20(a))	4,494	6,317	3,417
Change in deferred income taxes	(749)	(68)	5,918
Stock and other non-cash compensation	3,320	4,789	2,885
Accrued interest on short-term investments	—	—	(45)
Foreign currency exchange loss (gain)	451	(1,175)	(150)
Change in cash surrender value of life insurance	(270)	(215)	(150)
Gain on sale of property, plant and equipment	(43)	—	—
Investment in film assets	(10,145)	(11,381)	(9,884)
Changes in other non-cash operating assets and liabilities (note 19(a))	11,925	8,024	(6,325)
Net cash used in operating activities from discontinued operations	—	(1,308)	(207)

Net cash used in operating activities	(6,548)	(6,221)	(5,791)

Investing Activities
Purchases of short-term investments	—	(6,457)	(20,897)
Proceeds from maturities of short-term investments	—	8,572	26,998
Investment in joint revenue sharing equipment	(18,478)	—	—
Purchase of property, plant and equipment	(2,805)	(2,150)	(1,985)
Proceeds from sale of property, plant and equipment	43	—	—
Acquisition of other assets	(748)	(900)	(791)
Acquisition of other intangible assets	(430)	(377)	(448)
Net cash provided by investing activities from discontinued operations	—	575	3,493

Net cash (used in) provided by investing activities	(22,418)	(737)	6,370

Financing Activities
Increase in bank indebtedness (note 12)	20,000	—	—
Common shares issued — private offering, net (note 15(b))	17,931	—	—
Common shares issued — stock options exercised (note 15(b))	1,202	420	286
Financing costs related to Senior Notes due 2010	—	(1,430)	—
Debt modification fees	(114)	(284)	—

Net cash provided by (used in) financing activities	39,019	(1,294)	286

Effects of exchange rate changes on cash	63	30	(66)

Increase (decrease) in cash and cash equivalents, during the year	10,116	(8,222)	799

Cash and cash equivalents, beginning of year	16,901	25,123	24,324

Cash and cash equivalents, end of year	$27,017	$16,901	$25,123

(The accompanying notes are an integral part of these consolidated financial statements)

IMAX CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)
In accordance with United States Generally Accepted Accounting Principles
(In thousands of U.S. dollars)

	Number of
	Common				Accumulated
	Shares				Other	Total
	Issued and	Capital	Other		Comprehensive	Shareholders’	Comprehensive
	Outstanding	Stock	Equity	Deficit	Income (Loss)(1)	Deficiency	Income (Loss)
Balance as at December 31, 2005	40,213,542	$121,736	$1,864	$(167,526)	$(2,128)	$(46,054)
Common shares issued	72,032	286	—	—	—	286	$—
Net loss	—	—	—	(16,849)	—	(16,849)	(16,849)
Paid-in-capital for non-employee stock options granted (note 15(c))	—	—	283	—	—	283	—
Employee stock options exercised	—	2	(2)	—	—	—	—
Employee stock option expense	—	—	792	—	—	792	—
Adoption of SFAS 158 (net of income tax provision of $253)	—	—	—	—	537	537	—
Change in minimum pension liability (net of income tax provision of $nil)	—	—	—	—	2,773	2,773	2,773

							$(14,076)

Balance as at December 31, 2006	40,285,574	$122,024	$2,937	$(184,375)	$1,182	$(58,232)
Common shares issued	137,500	420	—	—	—	420	$—
Net loss	—	—	—	(26,940)	—	(26,940)	(26,940)
Paid-in-capital for non-employee stock options granted (note 15(c))	—	—	424	—	—	424	—
Employee stock options exercised	—	11	(11)	—	—	—	—
Employee stock option expense	—	—	738	—	—	738	—
Adoption of FIN 48 (note 3)	—	—	—	(2,092)	—	(2,092)	—
Unrecognized prior service costs (net of income tax recovery of $516)	—	—	—	—	(1,081)	(1,081)	(1,081)
Unrecognized actuarial gain (net of income tax provision of $585)	—	—	—	—	1,393	1,393	1,393

							$(26,628)

Balance as at December 31, 2007	40,423,074	$122,455	$4,088	$(213,407)	$1,494	$(85,370)
Common shares issued	3,067,557	18,883	—	—	—	18,883	$—
Net loss	—	—	—	(33,602)	—	(33,602)	(33,602)
Paid-in-capital for non-employee stock options granted (note 15(c))	—	—	416	—	—	416	—
Employee stock options exercised	—	14	(14)	—	—	—	—
Non-employee stock options exercised	—	232	(232)	—	—	—	—
Employee stock option expense	—	—	925	—	—	925	—
Unrecognized prior service costs (net of income tax recovery of $66) (note 22)	—	—	—	—	(181)	(181)	(181)
Unrecognized actuarial gain (net of income tax provision of $770) (note 22)	—	—	—	—	2,029	2,029	2,029
Hedging gain (net of income tax provision of $46) (note 21)	—	—	—	—	126	126	126

							$(31,628)

Balance as at December 31, 2008	43,490,631	$141,584	$5,183	$(247,009)	$3,468	$(96,774)

	As at December 31,
(1) Components of accumulated other comprehensive income consist of:	2008	2007
Unrecognized prior service (cost) credits on defined benefit pension plan (net of income tax recovery of $38, 2007 — provision of $28)	$(107)	$74
Unrecognized actuarial gain on defined benefit pension plan (net of income tax provision of $1,064, 2007 — $294 provision)	2,804	775
Foreign currency translation adjustments	645	645
Hedging gain (net of income tax provision of $46)	126	—

Accumulated other comprehensive income	$3,468	$1,494

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
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
1. Description of the Business
     IMAX Corporation together with its consolidated wholly-owned subsidiaries (the “Company”) is an entertainment technology company specializing in digital and film-based motion picture technologies, whose principal activities are the:
•	Design, manufacture, sale and lease of proprietary theater systems for IMAX theaters principally owned and operated by commercial and institutional customers located in 42 countries as at December 31, 2008;

•	Production, digital re-mastering, post-production and/or distribution of certain films shown throughout the IMAX theater network;

•	Operation of certain theaters primarily in the United States and Canada;

•	Provision of other services to the IMAX theater network, including ongoing maintenance and extended warranty services for IMAX theater systems; and

•	Other activities, which includes short-term rental of cameras and aftermarket sales of projector system components.
     The Company refers to all theaters using the IMAX theater system as “IMAX theaters.”
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

     The Company has evaluated its various variable interests to determine whether they are VIEs in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). The Company has seven film production companies that are VIEs. As the Company is exposed to the majority of the expected losses for three of the film production companies, the Company has determined that it is the primary beneficiary of these entities. The Company continues to consolidate these entities, with no material impact on the operating results or financial condition of the Company, as these production companies have total assets and total liabilities of less than $0.1 million as at December 31, 2008 (December 31, 2007 — $nil). For the other four film production companies which are VIEs, the Company did not consolidate these film entities since it does not bear the majority of the expected losses or expected residual returns. The Company equity accounts for these entities. As at December 31, 2008, these four VIEs have total assets of less than $0.1 million (December 31, 2007 — $0.3 million) and total liabilities of less than $0.1 million (December 31, 2007 — $0.3 million). Earnings of the investees included in the Company’s consolidated statements of operations amounted to $nil for the years ended December 31, 2008, 2007 and 2006, respectively. The carrying value of these investments in VIEs that are not consolidated is $nil at December 31, 2008 (2007 — $nil). A loss in value of an investment other than a temporary decline is recognized as a charge to the consolidated statements of operations.
     All significant intercompany accounts and transactions, including all unrealized intercompany profits on transactions with equity-accounted investees, have been eliminated.
     (b) Use of Estimates
     The preparation of consolidated financial statements in conformity with United States (“U.S.”) GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could be materially different from these estimates. Significant estimates made by management include, but are not limited to: fair values associated with the individual elements in multiple element arrangements; residual values of leased theater systems; economic lives of leased assets; allowances for potential uncollectibility of accounts receivable, financing receivables and net investment in leases; provisions for inventory obsolescence; ultimate revenues for film assets; impairment provisions for film assets, long-lived assets and goodwill; depreciable lives of property, plant and equipment; useful lives of intangible assets; pension plan assumptions; accruals for contingencies including tax contingencies; valuation allowances for deferred income tax assets; and, estimates of the fair value of stock-based payment awards.
     (c) Cash and Cash Equivalents
     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
     (d) Short-Term Investments
     Short-term investments have maturities of more than three months and less than one year from the date of purchase.
     The Company invests primarily in Canadian and U.S. government securities and commercial paper rated “A1+” by Standard & Poor’s. Income related to these securities is reported as a component of interest income. At December 31, 2008 and 2007, the Company had not invested in Canadian government securities or U.S. government securities.
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
     These provisions are adjusted when there is a significant change in the amount or timing of the expected future cash flows or when actual cash flows differ from cash flow previously expected.
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
     The costs related to theater systems under sales and sales-type lease arrangement are relieved from inventory to costs and expenses applicable to revenues-equipment and product sales when revenue recognition criteria are met. The costs related to theater systems under operating lease arrangements and joint revenue sharing arrangements are transferred from inventory to assets under construction in property, plant and equipment when allocated to a signed joint revenue sharing arrangement or when the arrangement is first classified as an operating lease.
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
     The recoverability of film assets is dependent upon commercial acceptance of the films. If events or circumstances indicate that the recoverable amount of a film asset is less than the unamortized film costs, the film asset is written down to its fair value. The Company determines the fair value of its film assets using a discounted cash flow model.

(h) Property, Plant and Equipment
     Property, plant and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives as follows:

Theater system components (1)	—	Over the shorter of the initial term of the arrangement and the equipment’s anticipated useful life (7 to 20 years)
Camera equipment	—	5 to 10 years
Buildings	—	20 to 25 years
Office and production equipment	—	3 to 5 years
Leasehold improvements	—	over the shorter of the initial term of the underlying leases plus any reasonably assured renewal terms, and the useful life of the asset

(1)	includes equipment under joint revenue sharing arrangements.
     Equipment and components allocated to be used in future operating leases and joint revenue sharing arrangements, as well as direct labour costs and an allocation of direct production costs, are included in assets under construction until such equipment is installed and in working condition, at which time the equipment is depreciated on a straight-line basis over the lesser of the term of the joint revenue sharing arrangement and the equipment’s anticipated useful life.
     The Company reviews the carrying values of its property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group might not be recoverable. Assets are grouped at the lowest level for which identifiable cash flows are largely independent when testing for, and measuring for, impairment. In performing its review of recoverability, the Company estimates the future cash flows expected to result from the use of the asset or asset group and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset or asset group, an impairment loss is recognized in the consolidated statements of operations. Measurement of the impairment loss is based on the excess of the carrying amount of the asset or asset group over the fair value calculated using discounted expected future cash flows. In 2008, the Company adjusted the estimated useful life of some of its projection system components on a prospective basis to reflect the Company’s planned upgrade to digital projectors for a large portion of its film-based joint revenue sharing arrangement equipment, resulting in increased depreciation expense of $1.5 million in 2008.
     A liability for the fair value of an asset retirement obligation associated with the retirement of tangible long-lived assets and the associated asset retirement costs are recognized in the period in which the liability and costs are incurred if a reasonable estimate of fair value can be made using a discounted cash flow model. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently amortized over the asset’s useful life. The liability is accreted over the period to expected cash outflows.
     (i) Other Assets
     Other assets include insurance recoveries, the cash surrender value of life insurance policies, deferred charges on debt financing, deferred selling costs that are direct and incremental to the acquisition of sales contracts, and foreign currency derivatives.
     Costs of debt financing are deferred and amortized over the term of the debt.
     Selling costs related to an arrangement incurred prior to recognition of the related revenue are deferred and expensed to costs and expenses applicable to revenues upon (a) recognition of the contract’s theater system revenue or (b) abandonment of the sale arrangement.
     (j) Goodwill
     Goodwill represents the excess of purchase price over the fair value of net identifiable assets acquired in a purchase business combination. Goodwill is not subject to amortization and is tested for impairment annually, or more frequently if events or circumstances indicate that the asset might be impaired. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of the reporting unit is estimated using a discounted cash flow approach. If the carrying amount of the reporting unit exceeds its fair value, then a second step is performed to measure the amount of impairment loss, if any, by comparing the fair value of each identifiable asset and liability in the reporting unit to the total fair value of the reporting unit. Any impairment loss is expensed in the consolidated statement of operations and is not reversed if the fair value subsequently increases.
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
     The Company reviews the carrying values of its other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group might not be recoverable. Assets are grouped at the lowest level for which identifiable cash flows are largely independent when testing for, and measuring for, impairment. In performing its review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset or asset group and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset or asset group, an impairment loss is recognized in the consolidated statement of operations. Measurement of the impairment loss is based on the excess of the carrying amount of the asset or asset group over the fair value calculated using discounted expected future cash flows.
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
     The Company assesses realization of deferred income tax assets and, based on all available evidence, concludes whether it is more likely than not that the net deferred income tax assets will be realized. A valuation allowance is provided for the amount of deferred income tax assets not considered to be realizable.
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
     The Company’s System Deliverable arrangements involve either a lease or a sale of the theater system. Consideration in the Company’s arrangements, that are not joint revenue sharing arrangements, consist of upfront or initial payments made before and after the final installation of the theater system equipment and ongoing payments throughout the term of the lease or over a period of time, as specified in the arrangement. The ongoing payments are the greater of an annual fixed minimum amount or a certain percentage of the theater box-office. Amounts received in excess of the annual fixed minimum amounts are considered contingent payments. The Company’s arrangements are non-cancellable, unless the Company fails to perform its obligations. In the absence of a material default by the Company, there is no right to any remedy for the customer under the Company’s arrangements. If a material default by the Company exists, the customer has the right to terminate the arrangement and seek a refund only if the customer provides notice to the Company of a material default and only if the Company does not cure the default within a specified period.
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
     In certain sales arrangements for MPX theater systems, the Company provides customers with an option to acquire, for a specified period of time, digital upgrades (each upgrade consisting of a projector, certain sound system components and screen enhancements) at a fixed or variable discount towards a future price of such digital upgrades. At the current period-end, the Company has not yet established the fair value for such digital upgrades. Accordingly, the Company defers all consideration received and receivable under such arrangements, except for the amount allocated to maintenance and extended warranty services being provided to the customers for the installed system, until the maximum amount of the discount, if any, and the fair value of digital upgrades are determinable or the option expires, if applicable. When the maximum amount of the discount, if any, and the fair value of the digital upgrades are determinable, the Company allocates the actual or implied discount between the delivered MPX theater system and the option to acquire the digital upgrade ordered on a relative fair value or residual, as applicable, basis and recognizes the discounted amount as revenue for the delivered MPX system, provided all of the other conditions for recognition of a theater system are met. The remaining consideration allocated to the digital upgrade is deferred until all of the conditions required for the recognition of revenue for the sale of a theater system have been met or the option expires, if applicable. Costs related to the installed MPX system for which revenue has not been recognized are included in inventories until the conditions for revenue recognition are met. The Company also provides customers, in certain cases, with sales arrangements for multiple systems consisting of a combination of MPX theater systems and complete digital theater systems for a specified price. The Company allocates the actual or implied discount between the delivered and undelivered theater systems on a relative fair value basis, provided all of the other conditions for recognition of a theater system are met.
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
     For sales-type leases, the revenue allocated to the System Deliverable is recognized when the lease term commences, which the Company deems to be when all of the following conditions have been met: (i) the projector, sound system and screen system have been installed and are in full working condition, (ii) the 3D glasses cleaning machine, if applicable, has been delivered, (iii) projectionist training has been completed and (iv) the earlier of (a) receipt of the written customer acceptance certifying the completion of installation and run-in testing of the equipment and the completion of projectionist training or (b) public opening of the theater, provided collection is reasonably assured.
     The initial revenue recognized for sales-type leases consists of the initial payments received and the present value of future initial payments and fixed minimum ongoing payments computed at the interest rate implicit in the lease. Contingent payments in excess of the fixed minimum payments are recognized when reported by theater operators, provided collection is reasonably assured.
     For operating leases, initial payments and fixed minimum ongoing payments are recognized as revenue on a straight-line basis over the lease term. For operating leases, the lease term is considered to commence when all of the following conditions have been met: (i) the projector, sound system and screen system have been installed and in full working condition, (ii) the 3D glasses cleaning machine, if applicable, has been delivered, (iii) projectionist training has been completed and (iv) the earlier of (a) receipt of the written customer acceptance certifying the completion of installation and run-in testing of the equipment and the completion of projectionist training or (b) public opening of the theater. Contingent payments in excess of fixed minimum ongoing payments are recognized as revenue when reported by theater operators, provided collection is reasonably assured.
     For joint revenue sharing arrangements, where the Company receives a portion of a theater’s box-office and concession revenues in exchange for placing a theater system at the theater operator’s venue, revenue is recognized when box-office and concession revenues are reported by the theater operator, provided collection is reasonably assured. Revenue recognized related to these arrangements is included in Rental revenue.
     Finance Income
     Finance income is recognized over the term of the sales-type lease or financed sales receivable, provided collection is reasonably assured. Finance income recognition ceases when the Company determines that the associated receivable is not recoverable.
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

     Cost of Equipment and Product Sales
     Theater systems and other equipment subject to sales-type leases or sales arrangements includes the cost of the equipment and costs related to project management, design, delivery and installation supervision services as applicable. The costs related to theater systems under sales and sales-type lease arrangements are relieved from inventory to costs and expenses applicable to revenues-equipment and product sales when revenue recognition criteria are met. In addition, the Company defers direct selling costs such as sales commissions and other amounts related to these contracts until the related revenue is recognized. These costs included in costs and expenses applicable to revenues-equipment and product sales, totaled $1.0 million in 2008 (2007 — $0.8 million, 2006 — $1.6 million). The cost of equipment and product sales prior to direct selling costs was $16.2 million in 2008 (2007 — $20.7 million, 2006 — $24.4 million). The Company may have warranty obligations at or after the time revenue is recognized which require replacement of certain parts that do not affect the functionality of the theater system or services. The costs for warranty obligations for known issues are accrued as charges to costs and expenses applicable to revenues-equipment and product sales at the time revenue is recognized based on the Company’s past historical experience and cost estimates.
      Cost of Rentals
     For theater systems and other equipment subject to an operating lease or placed in a theater operators’ venue under a joint revenue sharing arrangement, the cost of equipment is included within property, plant and equipment. Depreciation and impairment losses, if any, are included in cost of rentals based on the accounting policy set out in note 2(h). Commissions are recognized as costs and expenses applicable to revenues-rentals in the month they are earned. These costs totaled $1.0 million in 2008 (2007 — $0.1 million, 2006 — $nil, respectively.) Direct advertising and marketing costs for each theater are charged to costs and expenses applicable to revenues-rentals as incurred. These costs totaled $0.8 million in 2008 (2007 — $nil, 2006 — $nil.)
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
     In addition, with the introduction of the IMAX digital theater system in July 2008, the Company could agree with customers to convert their obligations for other theater system configurations that have not yet been installed to arrangements to acquire or lease the IMAX digital theater system. The Company considers these situations to be a termination of the previous arrangement and origination of a new arrangement for the IMAX digital theater system. The Company continues to defer an amount of any initial fees received from the customer such that the aggregate of the fees deferred and the net present value of the future fixed initial and ongoing payments to be received from the customer equals the fair value of the IMAX digital theater system to be leased or acquired by the customer. Any residual portion of the initial fees received from the customer for the terminated theater system is recorded in Other revenues at the time when the obligation for the original theater system is terminated and the IMAX digital theater system arrangement is signed.
     The Company may offer certain incentives to customers to complete theater system transactions including payment concessions or free services and products such as film licenses or 3D glasses. Reductions in, and deferral of, payments are taken into account in determining the sales price either by a direct reduction in the sales price or a reduction of payments to be discounted in accordance with SFAS 13 or Accounting Principle Board Opinion No. 21, “Interest on Receivables and Payables” (“APB 21”). Free products and services are accounted for as separate units of accounting. Other consideration given by the Company to customers are accounted for in accordance with Emerging Issues Task Force Abstract No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (“EITF 01-09”).
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
      Film Production and IMAX DMR Services
     In certain film arrangements, the Company produces a film financed by third parties whereby the third party retains the copyright and the Company obtains exclusive distribution rights. Under these arrangements, the Company is entitled to receive a fixed fee or to retain as a fee the excess of funding over cost of production (the “production fee”). The third parties receive a portion of the revenues received by the Company on distributing the film which is charged to costs and expenses applicable to revenues-services. The production fees are deferred, and recognized as a reduction in the cost of the film based on the ratio of the Company’s distribution revenues recognized in the current period to the ultimate distribution revenues expected from the film. Film exploitation costs, including advertising and marketing totaled $0.9 million in 2008 (2007 — $1.2 million, 2006 — $0.7 million) and are recorded in costs and expenses applicable to revenues-services as incurred.
     Revenue from film production services where the Company does not hold the associated distribution rights are recognized in Services revenues when performance of the contractual service is complete, provided there is persuasive evidence of an agreement, the fee is fixed or determinable and collection is reasonably assured.
     Revenues from digitally re-mastering (IMAX DMR) films where third parties own or hold the copyrights and the rights to distribute the film are derived in the form of processing fees and recoupments calculated as a percentage of box-office receipts generated from the re-mastered films. Processing fees are recognized as Services revenues when the performance of the related re-mastering service is completed provided there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection is reasonably assured. Recoupments, calculated as a percentage of box-office receipts, are recognized as Services revenue when box-office receipts are reported by the third party that owns or holds the related film rights, provided collection is reasonably assured.
     Losses on film production and IMAX DMR services are recognized as costs and expenses applicable to revenues-services in the period when it is determined that the Company’s estimate of total revenues to be realized by the Company will not exceed estimated total production costs to be expended on the film production and the cost of IMAX DMR services.
      Film Distribution
     Revenue from the licensing of films is recognized in Services revenues when persuasive evidence of a licensing arrangement exists, the film has been completed and delivered, the license period has begun, the fee is fixed or determinable and collection is reasonably assured. When license fees are based on a percentage of box-office receipts, revenue is recognized when box-office receipts are reported by exhibitors, provided collection is reasonably assured. Film exploitation costs, including advertising and marketing, totaled $0.7 million in 2008 (2007 — $0.5 million, 2006 — $1.4 million) and recorded in costs and expenses applicable to revenues-services as incurred.
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
     Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the consolidated statement of operations except for derivatives designated and qualifying as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the consolidated statement of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the consolidated statement of operations.
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
     The Company utilizes a lattice-binomial option-pricing model (“Binomial Model”) to determine the fair value of stock-based payment awards. The fair value determined by the Binomial Model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The Binomial Model also considers the expected exercise multiple which is the multiple of exercise price to grant price at which exercises are expected to occur on average. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the Binomial Model best provides a fair measure of the fair value of the Company’s employee stock options.

     Stock-based compensation expense includes compensation cost for new employee stock-based payment awards granted and employee awards modified, repurchased or cancelled after January 1, 2006. In addition, compensation expense includes the compensation cost, based on the grant-date fair value calculated for pro forma disclosures under SFAS 123, for the portion of awards for which required service had not been rendered that were outstanding as of January 1, 2006. Compensation expense for these employee awards is recognized using the straight-line single-option method. As stock-based compensation expense recognized after January 1, 2006 is based on awards ultimately expected to vest, it has been adjusted for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if subsequent information indicates that the actual forfeitures are likely to be different from previous estimates.
      Stock Option Plan
     As the Company stratifies its employees into homogeneous groups in order to calculate fair value under the Binomial Model, ranges of assumptions used are presented for expected option life and annual termination probability. The Company uses historical data to estimate option exercise and employee termination within the valuation model; various groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected volatility rate is estimated based on the Company’s historical share-price volatility. The Company utilizes an expected term method to determine expected option life based on such data as vesting periods of awards, historical data that includes past exercise and post-vesting cancellations and stock price history.
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
     (r) Pension Plans and Postretirement Benefits
     The Company has a defined benefit pension plan, the Supplemental Executive Retirement Plan (the “SERP”). As the Company’s SERP is unfunded, as at December 31, 2008, a liability is recognized for the projected benefit obligation.
     Assumptions used in computing the defined benefit obligations are reviewed annually by management in consultation with its actuaries and adjusted for current conditions. Actuarial gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefits cost are recognized as a component of other comprehensive income. Amounts recognized in accumulated other comprehensive income including unrecognized actuarial gains or losses and prior service costs are adjusted as they are subsequently recognized in the consolidated statement of operations as components of net periodic benefit cost. Prior service costs resulting from the pension plan inception or amendments are amortized over the expected future service life of the employees, cumulative actuarial gains and losses in excess of 10% of the projected benefit obligation are amortized over the expected average remaining service life of the employees, and current service costs are expensed when earned. The remaining weighted average future service life of the employees for the year ended December 31, 2008 was 1.80 years.
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
3. Change in Accounting Policy
     In June 2006, the FASB issued FIN 48 which prescribes a more likely than not recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of a tax position, classification of a liability for unrecognized tax benefits, accounting for interest and penalties, accounting in interim periods, and expanded income tax disclosures. FIN 48 was effective for the Company on January 1, 2007. The cumulative effect of the change in accounting principle recorded in the first quarter of 2007 upon adoption of FIN 48 was an increase to the tax liability of $2.1 million and a charge to deficit.
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
     In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to Proposed Auditing Standard Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. In 2008, the Company adopted SFAS 162. The application of SFAS 162 has no impact on the Company’s financial condition or results of operations as the accounting principles used to prepare its financial statements are in accordance with the SFAS 162 framework and therefore in conformance with U.S. GAAP.

     In December 2008, the FASB issued FASB Staff Position 46(R)-8, “Disclosures by Public Entities (Enterprises) about Interests in Variable Interest Entities” (“FSP 46(R)-8”), to require public enterprises to provide additional disclosures about their involvement with variable interest entities as defined in FIN 46R. Additional disclosures include disclosures of the significant judgments and assumptions made in determining whether or not to consolidate a variable interest entity, the nature of restrictions on the consolidated variable interest entity’s assets, the nature of, and changes in, the risks associated with the Company’s involvement with the variable interest entity and how the Company’s involvement affects its financial position, financial performance, and cash flows. FSP 46(R)-8 is effective for the first reporting period ending after December 15, 2008. In 2008, the Company adopted FSP 46(R)-8. The application of FSP 46(R)-8 has no material impact on the Company’s financial condition or results of operations.
4. Lease Arrangements
(a) General Terms of Lease Arrangements
     A number of the Company’s leases are classified as sales-type leases. Certain arrangements that are legal sales are also classified as sales-type leases as certain clauses within the arrangements limit transfer of title or provide the Company with conditional rights to the system. The customer’s rights under the Company’s lease arrangements are described in note 2 (n). The Company classifies its lease arrangements at inception of the arrangement and, if required, after a modification of the lease arrangement, to determine whether they are sales-type leases or operating leases. Under the Company’s lease arrangements, the customer has the ability and the right to operate the hardware components or direct others to operate them in a manner determined by the customer. The Company’s lease terms are typically non-cancellable for 10 to 20 years with renewal provisions. Except for those sales arrangements that are classified as sales-type leases, the Company’s leases generally do not contain an automatic transfer of title at the end of the lease term. The Company’s lease arrangements do not contain a guarantee of residual value at the end of the lease term. The customer is required to pay for executory costs such as insurance and taxes and is required to pay the Company for maintenance and extended warranty generally after the first year of the lease until the end of the lease term. The customer is responsible for obtaining insurance coverage for the theater systems commencing on the date specified in the arrangement’s shipping terms and ending on the date the theater systems are delivered back to the Company.
     The Company has assessed the nature of its joint revenue sharing arrangements and concluded that, based on the guidance in EITF 01-08, the arrangements contain a lease. Under joint revenue sharing arrangements, the customer has the ability and the right to operate the hardware components or direct others to operate them in a manner determined by the customer. The Company’s joint revenue sharing arrangements are typically non-cancellable for 7 to 10 years with renewal provisions. Title to equipment under joint revenue sharing arrangements does not transfer to the customer. The Company’s joint revenue sharing arrangements do not contain a guarantee of residual value at the end of the term. The customer is required to pay for executory costs such as insurance and taxes and is required to pay the Company for maintenance and extended warranty throughout the term. The customer is responsible for obtaining insurance coverage for the theater systems commencing on the date specified in the arrangement’s shipping terms and ending on the date the theater systems are delivered back to the Company.
(b) Financing Receivables
     Financing receivables, consisting of net investment in sales-type leases and receivables from the financed sales of its theater systems, are as follows:

	As at December 31,
	2008	2007
Gross minimum lease amounts receivable	$72,100	$79,878
Residual value of equipment	—	—
Unearned finance income	(23,558)	(26,387)

Present value of minimum lease amounts receivable	48,542	53,491
Accumulated allowance for uncollectible amounts	(4,884)	(4,152)

Net investment in sales-type leases	43,658	49,339

Gross receivables from financed sales	18,515	14,949
Unearned finance income	(6,035)	(5,196)

Present value of financed sales receivable	12,480	9,753

Total financing receivables	$56,138	$59,092

Present value of financed sales receivable due within one year	$1,948	$1,528
Present value of financed sales receivable due after one year	$10,532	$8,225
     In 2008 the financed sales receivable had a weighted average effective interest rate of 9.5% (2007 — 9.4%).

(c) Contingent Fees
     Contingent fees, reported as revenue, from customers under various arrangements are as follows:

	Years Ended December 31,
	2008	2007	2006
Sales	$285	$203	$319
Sales-type leases	1,730	1,231	856
Operating leases	1,681	2,320	1,834

Subtotal — sales, sales-type leases and operating leases	3,696	3,754	3,009
Joint revenue sharing arrangements	3,435	2,343	1,107

	$7,131	$6,097	$4,116

(d) Future Minimum Rental Payments
     Future minimum rental payments receivable from operating and sales-type leases at December 31, 2008, for each of the next five years are as follows:

	Operating Leases	Sales-Type Leases
2009	$1,911	$8,251
2010	1,822	8,166
2011	1,842	6,972
2012	1,750	5,941
2013	1,741	5,741
Thereafter	9,170	33,529

Total	$18,236	$68,600

     Total future minimum rental payments from sales-type leases at December 31, 2008 exclude $3.5 million which represents amounts billed but not yet received.
5. Inventories

	Years Ended December 31,
	2008	2007
Raw materials	$6,392	$7,067
Work-in-process	1,863	2,091
Finished goods	11,567	12,892

	$19,822	$22,050

     At December 31, 2008, finished goods inventory for which title had passed to the customer and revenue was deferred amounted to $5.5 million (2007 — $3.2 million).
     Inventories at December 31, 2008 includes provisions for excess and obsolete inventory based upon current estimates of net realizable value considering future events and conditions of $5.3 million (2007 — $4.3 million).
6. Film Assets

	Years Ended December 31,
	2008	2007
Completed and released films, net of accumulated amortization of $19,502 (2007 — $25,710)	$333	$1,041
Films in production	3,384	884
Films in development	206	117

	$3,923	$2,042

     The Company expects to amortize film costs of $0.3 million for released films within three years from December 31, 2008 (December 31, 2007 — $1.0 million). The amount of participation payments to third parties related to these films that the Company expects to pay during 2009 is $3.1 million (2008 — $2.6 million).

7. Property, Plant and Equipment

	As at December 31, 2008
		Accumulated	Net Book
	Cost	Depreciation	Value
Equipment leased or held for use
Theater system components(1)(2)	$48,474	$29,007	$19,467
Camera equipment	5,954	5,953	1

	54,428	34,960	19,468

Assets under construction(3)	5,063	—	5,063

Other property, plant and equipment
Land	1,593	—	1,593
Buildings	14,723	7,902	6,821
Office and production equipment(4)	28,006	24,371	3,635
Leasehold improvements	8,272	5,447	2,825

	52,594	37,720	14,874

	$112,085	$72,680	$39,405

	As at December 31, 2007
		Accumulated	Net Book
	Cost	Depreciation	Value
Equipment leased or held for use
Theater system components(1)(2)	$33,149	$25,059	$8,090
Camera equipment	5,973	5,947	26

	39,122	31,006	8,116

Assets under construction(3)	519	—	519

Other property, plant and equipment
Land	1,593	—	1,593
Buildings	14,723	7,401	7,322
Office and production equipment(4)	25,835	23,077	2,758
Leasehold improvements	8,153	4,753	3,400

	50,304	35,231	15,073

	$89,945	$66,237	$23,708

(1)	Included in theater system components are assets with costs of $23.5 million (2007 — $24.1 million) and accumulated depreciation of $21.3 million (2007 — $21.0 million) that are leased to customers under operating leases.

(2)	Included in theater system components are assets with costs of $20.8 million (2007 — $4.8 million) and accumulated depreciation of $4.5 million (2007 — $1.0 million) that are used in joint revenue sharing arrangements.

(3)	Included in assets under construction are components with costs of $4.8 million (2007 — $0.4 million) that will be utilized to construct assets to be used in joint revenue sharing arrangements.

(4)	Included in office and production equipment are assets under capital lease with costs of $1.5 million (2007 — $1.3 million) and accumulated depreciation of $1.1 million (2007 — $0.9 million).
8. Other Assets

	As at December 31,
	2008	2007
Cash surrender value of life insurance policies	$6,237	$5,219
Commissions and other deferred selling expenses	3,481	2,933
Deferred charges on debt financing	3,180	4,165
Insurance recoveries	2,747	2,625
Foreign currency derivatives	398	—
Other	31	151

	$16,074	$15,093

9. Income Taxes
     (a) (Loss) earnings from continuing operations before income taxes by tax jurisdiction are comprised of the following:

	Years Ended December 31
	2008	2007	2006
Canada	$(42,114)	$(30,791)	$(14,632)
United States	7,459	1,897	2,576
Other	1,145	424	152

	$(33,510)	$(28,470)	$(11,904)

     (b) The provision for income taxes related to income from continuing operations is comprised of the following:

	Years Ended December 31
	2008	2007	2006
Current:
Canada	$(865)	$(384)	$(299)
Foreign	24	(156)	(1)

	(841)	(540)	(300)

Deferred:
Canada	749	68	(5,918)
Foreign	—	—	—

	749	68	(5,918)

	$(92)	$(472)	$(6,218)

     (c) The (provision for) recovery of income taxes from continuing operations differs from the amount that would have resulted by applying the combined Canadian federal and provincial statutory income tax rates to earnings (losses) due to the following:

	Years Ended December 31,
	2008	2007	2006
Income tax recovery at combined statutory rates	$11,225	$10,283	$4,219
Adjustments resulting from:
Non-taxable portion of capital gains and losses	—	(978)	—
Non-deductible stock based compensation	(467)	(504)	(328)
Other non-deductible items	(131)	(188)	(120)
Decrease (increase) in valuation allowance	(11,560)	3,962	(7,742)
Changes to tax reserves	(323)	252	—
Income tax at different rates in foreign and other provincial jurisdictions	(962)	(757)	(526)
Impact of changes in future enacted tax rates on current year losses	(1,563)	(2,172)	—
Carryforward (utilization) of investment and other tax credits (non-refundable)	428	1,138	391
Tax recoveries through loss and tax credit carrybacks	—	—	7
Effect of changes in legislation and enacted tax rate reductions	511	(6,533)	(2,392)
Changes to deferred tax assets and liabilities resulting from audit and other tax return adjustments	1,435	(1,499)	856
Expiration of losses and credits carried forward	(549)	(157)	(544)
Changes to deferred tax assets and liabilities resulting from foreign exchange	1,911	(3,277)	—
Other	(47)	(42)	(39)

Provision for income taxes, as reported	$(92)	$(472)	$(6,218)

     (d) The net deferred income tax asset is comprised of the following:

	As at December 31,
	2008	2007
Net operating loss carryforwards	$17,756	$14,701
Net capital loss carryforwards	4,780	5,892
Investment tax credit and other tax credit carryforwards	3,742	4,134
Write-downs of other assets	716	716
Excess tax over accounting basis in property, plant and equipment and inventories	32,465	33,678
Accrued pension liability	8,278	8,045
Other accrued reserves	3,347	3,328

Total deferred income tax assets	71,084	70,494
Income recognition on net investment in leases	(7,072)	(13,730)
Accrued gain for tax purposes on Senior Notes due to foreign exchange	(1,342)	(6,772)
Other	(284)	—

	62,386	49,992
Valuation allowance	(62,386)	(49,992)

Net deferred income tax asset	$—	$—

     (e) Estimated net operating loss carryforwards and estimated tax credit carryforwards expire as follows:

	Investment Tax
	Credits and Other	Net Operating
	Tax Credit	Loss
	Carryforwards	Carryforwards
2009	$575	$23
2010	156	47
2011	215	9
2012	127	16
2013	259	—
Thereafter	2,341	63,905

	$3,673	$64,000

     Estimated net operating loss carryforwards can be carried forward to reduce taxable income through to 2028. Estimated capital loss carryforwards amount to $34.8 million as at December 31, 2008 (2007 — $42.9 million) and can be carried forward indefinitely to reduce capital gains. Investment tax credits and other tax credits can be carried forward to reduce income taxes payable through to 2028.
     (f) Uncertain tax positions
     In connection with the Company’s adoption of FIN 48, as of January 1, 2007, the Company recorded a net increase to its deficit of $2.1 million (including approximately $0.9 million related to accrued interest and penalties) related to the measurement of potential international withholding tax requirements and a decrease in reserves for income taxes. As of December 31, 2008 and December 31, 2007, the Company had total unrecognized tax benefits (including interest and penalties) of $4.4 million and $4.0 million, respectively, for international withholding taxes. All of the unrecognized tax benefits could impact the Company’s effective tax rate if recognized. While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could differ from the Company’s accrued position. Accordingly, additional provisions on federal, provincial, state and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.
     A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) is as follows:

(In thousands of U.S. Dollars)
Balance at January 1, 2008	$2,991
Additions based on tax positions related to the current year	456
Additions for tax positions of prior years	47
Reductions for tax positions of prior years	—
Settlements	—
Reductions resulting from lapse of applicable statute of limitations	(250)

Balance at December 31, 2008	$3,244

     Consistent with its historical financial reporting, the Company has classified interest and penalties related to income tax liabilities, when applicable, as part of interest expense in its Consolidated Statements of Operations rather than income tax expense. The Company recognized approximately $0.2 million and $0.1 million in potential interest and penalties associated with unrecognized tax benefits for the years ended December 31, 2008 and December 31, 2007, respectively.
     The number of years with open tax audits varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions include Canada, the province of Ontario and the United States (including multiple states).
     The Company’s 2002 through 2008 tax years remain subject to examination by the IRS for U.S. federal tax purposes, and the 2004 through 2008 tax years remain subject to examination by the appropriate governmental agencies for Canadian federal tax purposes. There are other on-going audits in various other jurisdictions that are not material to the financial statements.
10. Other Intangible Assets

	As at December 31, 2008
		Accumulated	Net Book
	Cost	Amortization	Value
Patents and trademarks	$6,357	$4,137	$2,220
Intellectual property rights	100	39	61
Other	250	250	—

	$6,707	$4,426	$2,281

	As at December 31, 2007
		Accumulated	Net Book
	Cost	Amortization	Value
Patents and trademarks	$5,927	$3,621	$2,306
Intellectual property rights	100	29	71
Other	250	250	—

	$6,277	$3,900	$2,377

     The Company expects to amortize approximately $0.5 million of other intangible assets for each of the next 5 years. Fully amortized other intangible assets are still in use by the Company.
11. Senior Notes due December 2010
     As at December 31, 2008, the Company had outstanding $160.0 million in principal amount of Senior Notes due December 1, 2010 (the “Senior Notes”).
     The Senior Notes bear interest at a rate of 9.625% per annum and are unsecured obligations that rank equally with any of the Company’s existing and future senior indebtedness and senior to all of the Company’s existing and future subordinated indebtedness. The payment of principal, premium, if any, and interest on the Senior Notes is unconditionally guaranteed, jointly and severally, by certain of the Company’s wholly-owned subsidiaries. The Senior Notes are subject to redemption for cash by the Company, in whole or in part, at any time at 102.406%, together with accrued and unpaid interest thereon to the redemption date. Beginning December 1, 2009, and thereafter, the Senior Notes will be redeemable by the Company at 100.000%, together with accrued and unpaid interest thereon to the redemption date. If certain changes were to result in the imposition of withholding taxes under Canadian law, the Senior Notes are subject to redemption at the Company’s option, in whole but not in part, at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest to the date of redemption. In the event of a change in control, the Company will be required to make an offer to repurchase the Senior Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase.
     The terms of the Company’s Senior Notes impose certain restrictions on its operating and financing activities, including certain restrictions on the Company’s ability to: incur certain additional indebtedness; make certain distributions or certain other restricted payments; grant liens; make certain dividends and other payment restrictions affecting the Company’s subsidiaries; sell certain assets or merge with or into other companies; and enter into certain transactions with affiliates. The Company believes these restrictions will not have a material impact on its financial condition or results of operations.

12. Credit Facility
     Under the indenture, dated as at December 4, 2003, and as thereafter amended and supplemented, governing the Company’s Senior Notes due December 2010 (the “Indenture”), the Company is permitted to incur indebtedness on a secured basis pursuant to a credit agreement, or the refinancing or replacement of a credit facility, provided that the aggregate principal amount of indebtedness thereunder outstanding at any time does not exceed the greater of: (a) $30.0 million minus the amount of any such indebtedness retired with the proceeds of an Asset Sale (as defined in the Indenture); and (b) 15% of Total Assets (as defined in the Indenture) of the Company. Amongst other indebtedness, the Indenture also permits the Company to incur indebtedness solely in respect of performance, surety or appeal bonds, letters of credit and letters of guarantee as required in the ordinary course of business in accordance with customary industry practices.
     On February 6, 2004, the Company entered into a Loan Agreement for a secured revolving credit facility, as amended on June 30, 2005, May 16, 2006, November 7, 2007, December 5, 2007 and May 5, 2008 (the “Credit Facility”). The Credit Facility is a revolving credit facility expiring on October 31, 2010.
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

(iii)	a minimum level of trailing cash collections in the preceding twenty-six week period ($58.6 million as at December 31, 2008), reduced for outstanding letters of credit and advance payment guarantees and subject to maintaining a minimum Excess Availability (as defined in the Credit Facility) of $5.0 million.
     The Credit Facility, which is collateralized by a first priority security interest in all of the current and future assets of the Company, contains typical affirmative and negative covenants, including covenants that restrict the Company’s ability to: incur certain additional indebtedness; make certain loans, investments or guarantees; pay dividends; make certain asset sales; incur certain liens or other encumbrances; conduct certain transactions with affiliates and enter into certain corporate transactions. In addition, the Credit Facility agreement contains customary events of default, including upon an acquisition or a change of control that may have a material adverse effect on the Company or a guarantor. As at December 31, 2008, the Company was in compliance with all covenants under the agreement.
     On May 5, 2008, the Company entered into an amendment to the Credit Facility, effective January 1, 2008, whereby the minimum Cash and Excess Availability (as defined in the Credit Facility) requirement was reduced from $15.0 million to $7.5 million. The Credit Facility had previously required the Company to maintain, over a period of time, a minimum level of adjusted earnings before interest, taxes, depreciation and amortization including film asset amortization, stock and non-cash compensation, write downs (recoveries), asset impairment charges, and other non-cash uses of funds on a trailing four quarter basis calculated quarterly, of not less than $20.0 million (the “EBITDA Requirement”). Under the current terms of Credit Facility, the Company shall not be subject to an EBITDA Requirement so long as the Company is in compliance with the Cash and Excess Availability requirement. The amendment also provided for a one-year extension of the expiration of the Credit Facility to October 31, 2010 and adjusted the collateral calculation for certain finished goods inventory items to be installed under joint revenue sharing arrangements, which could result in an increase to maximum aggregate borrowings of up to $3.0 million in the future. Under the amended terms of the Credit Facility, in the event that the Company’s Excess Availability falls below the $5.0 million requirement, the excess borrowings above the minimum availability requirement must be remedied immediately. Failure to remedy would result in a Cash Dominion Event and an Event of Default (as defined in the Credit Facility). The failure to comply with the Cash and Excess Availability requirement of $7.5 million would also result in an immediate Cash Dominion Event and an Event of Default. If the Credit Facility were to be terminated by either the Company or the lender, the Company would have the right to pursue another source of secured financing pursuant to the terms of the Indenture.
     As at December 31, 2008, the Company’s current borrowing capacity under the Credit Facility was $10.5 million after deduction for outstanding borrowings of $20.0 million, letters of credit and advance payment guarantees of $1.4 million and the minimum Excess Availability of $5.0 million, compared with borrowing capacity, as at December 31, 2007, of $19.4 million after deduction for outstanding letters of credit of $10.9 million and excess availability reserve of $5.0 million.

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
     The Credit Facility bears interest at the applicable prime rate per annum or LIBOR plus a margin as specified therein. As at December 31, 2008, outstanding borrowings bear interest at the United States Prime Interest Rate. The effective interest rate for the year ended December 31, 2008 was 4.43% under the Credit Facility.
Bank of Montreal Facilities
     As at December 31, 2008, the Company has available a $10.0 million facility (2007 — $5.0 million) with the Bank of Montreal for use solely in conjunction with the issuance of performance guarantees and letters of credit fully insured by Export Development Canada (the “Bank of Montreal Facility”).
     As at December 31, 2008, the Company has available a $5.0 million (2007 — $nil) facility solely used to cover the Company’s settlement risk on its purchased foreign currency forward contracts, fully insured by Export Development Canada. As at December 31, 2008, the settlement risk on its foreign currency forward contracts was $nil (2007 — $nil) as the fair value of the forward contracts exceeded their notional value.
13. Commitments
     (a) The Company’s lease commitments consist of rent and equipment under operating leases. The Company accounts for any incentives provided over the term of the lease. Total minimum annual rental payments to be made by the Company under operating leases are as follows:

2009	$5,882
2010	6,009
2011	5,982
2012	5,875
2013	2,103
Thereafter	3,115

$28,966

     Rent expense was $5.5 million for 2008 (2007 — $5.7 million, 2006 — $5.2 million), net of sublease rental of $0.2 million (2007 — $0.8 million, 2006 — $0.7 million).
     Recorded in accrued liabilities balance as at December 31, 2008, is $6.2 million (2007 — $6.6 million) in lease incentives and rent abatements related to the Company’s real estate arrangements that are recorded against rent expense on a straight-line basis over the remainder of the applicable lease term.
     Purchase obligations under long-term supplier contracts as at December 31, 2008, were $4.8 million (2007 — $1.4 million).
     (b) As at December 31, 2008, the Company has letters of credit and advance payment guarantees of $1.4 million (2007 — $10.9 million) outstanding, of which the entire balance has been secured by the Credit Facility. As at December 31, 2008, the Company also has letters of credit outstanding of $5.2 million as compared to $nil as at December 31, 2007, under the Bank of Montreal Facility.
     (c) The Company compensates its sales force with both fixed and variable compensation. Commissions on the sale or lease of the Company’s theater systems are payable in graduated amounts from the time of collection of the customer’s first payment to the Company up to the collection of the customer’s last initial payment. At December 31, 2008, $0.5 million (2007 — $0.2 million) of commissions have been accrued and will be payable in future periods.

14. Contingencies and Guarantees
     The Company is involved in lawsuits, claims, and proceedings, including those identified below, which arise in the ordinary course of business. In accordance with Statements of Financial Accounting Standards No. 5, “Accounting for Contingencies,” the Company will make a provision for a liability when it is both probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company believes it has adequate provisions for any such matters. The Company reviews these provisions in conjunction with any related provisions on assets related to the claims at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other pertinent information related to the case. Should developments in any of these matters outlined below cause a change in the Company’s determination as to an unfavorable outcome and result in the need to recognize a material provision, or, should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on the Company’s results of operations, cash flows, and financial position in the period or periods in which such a change in determination, settlement or judgment occurs.
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

     (d) The Company and certain of its officers and directors were named as defendants in eight purported class action lawsuits filed between August 11, 2006 and September 18, 2006, alleging violations of U.S. federal securities laws. These eight actions were filed in the U.S. District Court for the Southern District of New York. On January 18, 2007, the Court consolidated all eight class action lawsuits and appointed Westchester Capital Management, Inc. as the lead plaintiff and Abbey Spanier Rodd & Abrams, LLP as lead plaintiff’s counsel. On October 2, 2007, plaintiffs filed a consolidated amended class action complaint. The amended complaint, brought on behalf of shareholders who purchased the Company’s common stock between February 27, 2003 and July 20, 2007, alleges primarily that the defendants engaged in securities fraud by disseminating materially false and misleading statements during the class period regarding the Company’s revenue recognition of theater system installations, and failing to disclose material information concerning the Company’s revenue recognition practices. The amended complaint also added PricewaterhouseCoopers LLP, the Company’s auditors, as a defendant. The lawsuit seeks unspecified compensatory damages, costs, and expenses. The defendants filed a motion to dismiss the amended complaint on December 10, 2007. On September 16, 2008, the Court issued a memorandum opinion and order, denying the motion. On October 6, 2008, the defendants filed an answer to the amended complaint. On October 31, 2008, the plaintiffs filed a motion for class certification. Fact discovery on the merits commenced on November 14, 2008 and is ongoing. The lawsuit is at an early stage and as a result the Company is not able to estimate a potential loss exposure at this time. The Company will vigorously defend the matter, although no assurances can be given with respect to the outcome of such proceedings. The Company’s directors and officers insurance policy provides for reimbursement of costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits and deductibles.
     (e) A class action lawsuit was filed on September 20, 2006 in the Ontario Superior Court of Justice against the Company and certain of its officers and directors, alleging violations of Canadian securities laws. This lawsuit was brought on behalf of shareholders who acquired the Company’s securities between February 17, 2006 and August 9, 2006. The lawsuit is in an early stage and seeks unspecified compensatory and punitive damages, as well as costs and expenses. As a result, the Company is unable to estimate a potential loss exposure at this time. The plaintiffs require leave of the Court before they are permitted to proceed with certain claims they have made pursuant to the Securities Act (Ontario). They have filed a motion to obtain leave, along with a separate motion for certification of the action as a class proceeding. The Company has opposed both of these motions and a hearing on the motions took place during the week of December 15, 2008. It is not known when the Court will render a decision on these motions. The Company believes the allegations made against it in the statement of claim are meritless and will vigorously defend the matter, although no assurance can be given with respect to the ultimate outcome of such proceedings. The Company’s directors and officers insurance policy provides for reimbursement of costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits and deductibles.
     (f) On September 7, 2007, Catalyst Fund Limited Partnership II (“Catalyst”), a holder of the Company’s Senior Notes, commenced an application against the Company in the Ontario Superior Court of Justice for a declaration of oppression pursuant to sections 229 and 241 of the Canada Business Corporations Act (“CBCA”) and for a declaration that the Company is in default of the Indenture governing its Senior Notes. The allegations of oppression are substantially the same as allegations Catalyst made in a May 10, 2007 complaint filed against the Company in the Supreme Court of the State of New York, and subsequently withdrawn on October 12, 2007, wherein Catalyst challenged the validity of the consent solicitation through which the Company requested and obtained a waiver of any and all defaults arising from a failure to comply with the reporting covenant under the Indenture and alleged common law fraud. Catalyst has also requested the appointment of an inspector and an order that an investigation be carried out pursuant to section 229 of the CBCA. In addition, between March 2007 and October 2007, Catalyst sent the Company eight purported notices of default or acceleration under the Indenture. It is the Company’s position that no event of default (as that term is defined in the Indenture) has occurred and, accordingly, that Catalyst’s purported acceleration notice is of no force or effect. On September 26, 2008, on the Company’s motion, the Ontario Superior Court stayed Catalyst’s application in Canada pending a further order of the court, and ordered Catalyst to pay the Company’s costs associated with the motion. The stay was issued on the basis of Catalyst having brought similar claims in the state of New York, At this stage of the litigation, the Company is not able to estimate a potential loss exposure. The Company believes this application is entirely without merit and plans to contest it vigorously and seek costs from Catalyst, although no assurances can be given with respect to the outcome of the proceedings. The Company’s directors and officers insurance policy provides for reimbursement of costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits and deductibles.

     (g) In a related matter, on December 21, 2007, U.S. Bank National Association, trustee under the Indenture, filed a complaint in the Supreme Court of the State of New York against the Company and Catalyst, requesting a declaration that the theory of default asserted by Catalyst before the Ontario Superior Court of Justice is without merit and further that Catalyst has failed to satisfy certain prerequisites to bondholder action, which are contained in the Indenture (the “U.S. Bank’s New York Action”). As a result of this action, on January 10, 2008, the Company filed a motion with the Ontario Superior Court of Justice seeking a stay of all or part of the action Catalyst initiated before that court. On February 6, 2008, the Company served a Verified Answer to U.S. Bank’s New York Action. On February 22, 2008, Catalyst filed a Verified Answer to U.S. Bank’s New York Action and Cross-Claims against the Company in the same proceeding. The Cross-Claims repeat the allegations and seek substantially the same relief as in Catalyst’s application in the Ontario Superior Court of Justice and as were raised in Catalyst’s May 10, 2007 complaint filed against the Company in the Supreme Court of the State of New York (the “Court”). Catalyst moved for summary judgment on the Cross-Claims. The Company opposed this motion and requested that summary judgment be granted in its favor. In December 2008, discovery closed. On January 16, 2009, the Company moved for summary judgments, seeking a ruling that the Company satisfies the terms of the declaratory relief requested by the Trustee and the dismissal of the Cross-Claims. The Court heard oral argument to the Company’s motion on February 26, 2009. The Company continues to believe that Catalyst’s claims are entirely without merit. The Company is unable to comment on the outcome of the proceedings or estimate the potential loss exposure, if any.
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
      Product Warranties
     The following summarizes the accrual for product warranties that was recorded as part of accrued liabilities in the consolidated balance sheets:

	As at December 31,
	2008	2007
Balance at the beginning of the year	$26	$38
Payments	(3)	(140)
Warranties issued	10	104
Revisions	—	24

Balance at the end of the year	$33	$26

     Director/Officer Indemnifications
     The Company’s General By-law contains an indemnification of its directors/officers, former directors/officers and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amount actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the consolidated balance sheet as at December 31, 2008 with respect to this indemnity.

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
      (b) Changes during the Period
     In 2008, the Company issued 341,110 (2007 —137,500, 2006 — 72,032) common shares pursuant to the exercise of stock options for cash proceeds of $1.2 million (2007 — $0.4 million, 2006 — $0.3 million).
     On May 5, 2008, the Company entered into an agreement with the Douglas family, the Company’s largest shareholder, for the private placement of 2,726,447 of the Company’s common shares for a total purchase price of $18.0 million, or approximately $6.60 per share, reflecting the market price of the shares at the time. The Douglas family, which as at December 31, 2008, owned 19.9% of the Company’s common shares, has agreed to a five-year standstill with the Company whereby it agreed to refrain from certain activities such as increasing its percentage of ownership in the Company and entering into various arrangements with the Company, such as fundamental or change-of-control transactions. The Company has granted the Douglas family demand registration rights in connection with the newly-acquired shares. The Company has paid and accrued issuance and registration costs of $0.3 million with respect to this placement. The private placement closed on May 8, 2008.
      (c) Stock-Based Compensation
     The Company has five stock-based compensation plans that are described below. The compensation costs charged to the consolidated statements of operations for these plans were $1.5 million, $3.4 million and $0.9 million for 2008, 2007 and 2006, respectively. No income tax benefit is recorded in the consolidated statements of operations for these costs. Total stock-based compensation expense related to nonvested employee stock-based payment awards not yet recognized at December 31, 2008 and the weighted average period over which the awards are expected to be recognized is $4.5 million and 3.2 years, respectively (2007 — $6.7 million and 2.8 years).

     Stock Option Plan
     The Company’s stock option plan (the “Stock Option Plan”), which is shareholder approved, permits the grant of options to employees, directors and consultants. The Company recorded an expense of $0.9 million for the year ended December 31, 2008 (2007 — $0.6 million, 2006 — $0.8 million), related to grants issued to employees and directors in the plan.
     The weighted average fair value of all stock options, excluding those in excess of cap limits discussed below, granted to employees in 2008 at the date of grant was $1.72 per share (2007 — $1.67 per share, 2006 — $3.35 per share). The Company utilizes a Binomial Model to determine the fair value of stock options at the grant date. For the years ended December 31, the following assumptions were used:

	2008	2007	2006
Average risk-free interest rate	2.68%	4.28%	4.86%
Market risk premium	n/a	5.16% - 5.73%	5.24% - 5.60%
Beta	n/a	0.71 - 0.94	0.99 - 1.28
Expected option life (in years)	3.49 - 5.85	2.74 - 5.44	2.46 - 5.46
Expected volatility	61% - 62%	61% - 62%	60%
Annual termination probability	9.52% - 11.20%	9.52% - 11.87%	11.87%
Dividend yield	0%	0%	0%
     As at December 31, 2008, the Company has reserved a total of 8,698,126 (December 31, 2007 — 6,837,157) common shares for future issuance under the Stock Option Plan, of which options in respect of 6,686,182 common shares are outstanding at December 31, 2008. The total number of shares reserved for future issuance at December 31, 2008 reflects certain amendments to the Stock Option Plan approved by shareholders at the Company’s Annual and Special Meeting of Shareholders on June 18, 2008. All awards of stock options are made at fair market value of the Company’s common shares on the date of grant. “Fair Market Value” of a common share on a given date means the higher of the closing price of a common share on the grant date (or the most recent trading date if the grant date is not a trading date) on the NASDAQ Global Market, the Toronto Stock Exchange (the “TSX”) and such national exchange, as may be designated by the Company’s Board of Directors. The options generally vest between one and five years and expire 10 years or fewer from the date granted. The Stock Option Plan provides that vesting will be accelerated if there is a change of control, as defined in the plan. At December 31, 2008, options in respect of 4,451,715 common shares were vested and exercisable.
     The following table summarizes certain information in respect of option activity under the Stock Option Plan:

				Weighted Average
	Number of Shares			Exercise Price per Share
	2008	2007	2006	2008	2007	2006
Options outstanding, beginning of year	5,908,080	5,100,995	5,262,824	$6.71	$7.12	$7.16
Granted	1,472,038	1,066,861	136,654	4.47	4.97	8.14
Exercised	(341,110)	(137,500)	(72,032)	3.52	3.06	3.96
Forfeited	(84,608)	(43,325)	(87,768)	5.83	7.23	8.01
Expired	(158,000)	(28,000)	(35,600)	23.95	18.45	16.08
Cancelled	(110,218)	(50,951)	(103,083)	7.51	14.80	8.90

Options outstanding, end of year	6,686,182	5,908,080	5,100,995	5.97	6.71	7.12

Options exercisable, end of year	4,451,715	4,605,248	4,474,425	6.50	6.98	7.07

     In 2008, the Company cancelled 110,218 stock options from its Stock Option Plan (2007 — 50,951, 2006 — 103,083) surrendered by Company employees for $nil consideration. Compensation cost recognized up to the cancellation date was not reversed for the options cancelled.
     As at December 31, 2008, 6,250,552 options are fully vested or are expected to vest with a weighted average exercise price of $6.01, aggregate intrinsic value of $1.6 million and weighted average remaining contractual life of 4.3 years. As at December 31, 2008, options that are exercisable have an intrinsic value of $0.4 million and a weighted average remaining contractual life of 3.2 years. The intrinsic value of options exercised in 2008 was $1.2 million (2007 — $0.4 million, 2006 — $0.5 million).

     Not included in the table above are 789,286 options granted in 2006 and 2005 (2006 — 547,786 and 2005 — 241,500) that the Company determined in the fourth quarter of 2006, exceeded, by approximately 1.6%, certain cap limits for grants set by its Stock Option Plan. As at December 31, 2007 all of the options issued in excess of certain cap limits were either cancelled or forfeited. The 2006 options were granted with a weighted average exercise price of $10.39 (2005 — $9.59). Of these options, during 2007, 20,750 options (2006 — 37,000) with a weighted average exercise price of $9.86 (2006 — $9.89) were forfeited and nil options in 2007 (2006 — 3,000) with a weighted average exercise price of $nil (2006 — $9.59) were cancelled for no consideration. In June 2007, 195,286 options were voluntarily surrendered by the Company’s Co-Chief Executive Officers (the “Co-CEOs”) and members of the Board of Directors for no consideration; as a result $0.2 million in accrued liabilities was credited to Other Equity and the Company settled the remaining options for cash in an amount of $0.5 million. The number of these options outstanding as at December 31, 2006 was 749,286 with a weighted average exercise price of $10.16. The number of these options exercisable as at December 31, 2006 was 63,792 with a weighted average exercise price of $9.89. The options issued in excess of the cap limits were treated as liability-based awards commencing in the third quarter of 2006 as the Company determined it intended to settle the options in cash. The fair value of the options was recalculated each period. For purposes of calculating the fair value of the liability awards in the first quarter of 2007, the Company accelerated the accounting vesting period to March 31, 2007 in order to align with the expected service period of the options. Immediately before the settlement date, the Company had accrued a liability of $0.7 million. The Company recorded an expense of $0.4 million for the year ended December 31, 2007 (2006 — $0.3 million, 2005 — $nil) related to these options. The weighted average fair value of the common share options granted in excess of the caps in 2006 at the time of grant was $3.74 per share (2005 — $3.73).
     Restricted Common Shares
     Under the terms of certain employment agreements dated July 12, 2000, the Company is required to issue either 160,000 restricted common shares for no consideration or pay their cash equivalent. The restricted shares are required to be issued, or payment of their cash equivalent, upon request by the employees at any time. The aggregate intrinsic value of the awards outstanding at December 31, 2008 is $0.7 million (2007 — $1.1 million). The Company accounts for the obligation as a liability, which is classified within accrued liabilities. The Company has recorded a recovery of $0.4 million for the year ended December 31, 2008 (2007 — $0.5 million expense, 2006 — $0.5 million recovery) to selling, general and administrative expenses, due to the changes in the Company’s stock price during the period.
     Stock Appreciation Rights
     There were no stock appreciation rights (“SARs”) granted during 2008. During 2007, 2,280,000 SARs with a weighted average exercise price of $6.20 per right were granted to certain Company executives. As at December 31, 2008, all 2,280,000 SARs were outstanding, of which 1,266,000 SARs were exercisable. The SARs vesting ranges from immediately to five years, with a contractual life ranging from five to nine years at December 31, 2008. The SARs were measured at fair value at the date of grant and are remeasured each period until settled. At December 31, 2008, the SARs had an average fair value of $1.22 per right (December 31, 2007 — $2.62). The Company accounts for the obligation of these SARs as a liability (2008 — $1.9 million, 2007 — $1.5 million), which is classified within accrued liabilities. The Company has recorded a $0.4 million expense for the year ended December 31, 2008 (2007 — $1.5 million expense) to selling, general and administrative expenses related to these SARs. None of the SARs have been exercised in 2008. The following assumptions were used for measuring the fair value of the SARs:

	As at December 31, 2008	As at December 31, 2007
Average risk-free interest rate	1.95%	3.65%
Expected option life (in years)	3.54 - 5.82	0 - 5.76
Expected volatility	62%	62%
Annual termination probability	0% - 10.01%	0% - 11.20%
Dividend yield	0%	0%

      Options to Non-Employees
     In 2008, an aggregate of 119,875 (2007 — 199,145, 2006 — 76,654) options to purchase the Company’s common shares with an average exercise price of $4.50 (2007 — $5.35, 2006 — $7.79) were issued to certain advisors and strategic partners of the Company. The options have a maximum contractual life of six years. The option vesting ranges from immediately to two years. These options were granted under the Stock Option Plan. In 2008, 102,365 (2007 — nil, 2006 — nil) options with an average exercise price of $4.54 were exercised by non-employees. As at December 31, 2008, non-employee options outstanding amounted to 323,314 options (2007 — 315,804) with a weighted-average exercise price of $6.33 (2007 — $6.53). 296,584 options (2007 — 225,614) were exercisable with an average weighted exercise price of $6.49 (2007 — $7.12) and the vested options have an aggregate intrinsic value of $nil. The weighted average fair value of options granted to non-employees in 2008 at the date of grant was $2.58 per share (2007 — $2.80 per share, 2006 — $4.11), utilizing a Binomial option-pricing model with the following underlying assumptions:

	Years Ended December 31,
	2008		2007		2006
Average risk-free interest rate		1.71%		4.43%		4.82%
Contractual option life	6	years	6	years	5 - 7	years
Average expected volatility		62%		61% - 62%		60%
Dividend yield		0%		0%		0%
     In 2008, the Company has recorded a charge of $0.6 million (2007 — $0.4 million, 2006 — $0.3 million) to costs and expenses applicable to revenues-services related to the non-employee stock options.
      Warrants
     There were no warrants issued or outstanding during 2007 or 2008.
     (d) Loss per Share

	Years Ended December 31,
	2008	2007	2006
Net loss from continuing operations applicable to common shareholders	$(33,602)	$(28,942)	$(18,122)

Weighted average number of common shares:
Issued and outstanding, beginning of year	40,423,074	40,285,574	40,213,542
Weighted average number of shares issued during the year	1,970,011	23,021	56,684

Weighted average number of shares used in computing basic earnings per share	42,393,085	40,308,595	40,270,226
Assumed exercise of stock options and warrants, net of shares assumed	—	—	—

Weighted average number of shares used in computing diluted earnings per share	42,393,085	40,308,595	40,270,226

     The calculation of diluted loss per share for 2008, 2007 and 2006 excludes all shares that are issuable upon exercise of stock options as the impact of these exercises would be anti-dilutive.
16. Consolidated Statements of Operations Supplemental Information
     (a) Included in Other revenues for 2008 are the following types of settlement arrangements: $nil related to arrangements to convert from one system configuration to a different configuration (2007 — $nil, 2006 — $0.3 million); $0.9 million related to consensual buyouts for uninstalled theater systems (2007 — $2.4 million, 2006 — $nil); $nil related to termination of agreements after customer default (2007 — $nil, 2006 — $nil). In aggregate: 2008 — $0.9 million, 2007 — $2.4 million, 2006 — $0.3 million.
     (b) Included in selling, general and administrative expenses for 2008 is $0.5 million (2007 —$1.5 million net gain, 2006 — $0.2 million net gain) for net foreign exchange expenses related to the translation of foreign currency denominated monetary assets and liabilities.

17. Receivable Provisions (Recoveries), Net

	Years Ended December 31,
	2008	2007	2006
Accounts receivable provisions (recoveries), net	$382	$(163)	$1,389
Financing receivable provisions (recoveries), net	1,595	1,958	(323)

Receivable provisions, net	$1,977	$1,795	$1,066

     The Company recorded a net provision of $0.4 million in 2008 (2007 —$0.2 million net recovery, 2006 — $1.4 million provision) in accounts receivable. In 2008, the Company also recorded a net provision of $1.6 million in financing receivables (2007 —$2.0 million net provision, 2006 — $0.3 million recovery) as the collectibility associated with certain leases was uncertain.
18. Asset Impairments

	Years Ended December 31,
	2008	2007	2006
Asset impairments
Property, plant and equipment	$28	$246	$965
Financing receivables	—	316	64

Total	$28	$562	$1,029

     The Company recorded an asset impairment charge of less than $0.1 million against property, plant and equipment after the Company assessed the carrying value of certain assets in light of their future expected use. The Company recognized that the carrying values for the assets exceeded the expected undiscounted future cash flows. In addition, during 2007 the Company revised its estimates on the realizability of its residual values on certain of its sales-type leases and charged $0.3 million to asset impairment. During 2006, the Company recorded asset impairment charges of $1.0 million.
19. Consolidated Statements of Cash Flows
     (a) Changes in other non-cash operating assets and liabilities are comprised of the following:

	Years Ended December 31,
	2008	2007	2006
Decrease (increase) in:
Accounts receivable	$1,944	$675	$(8,643)
Financing receivables	(199)	6,093	(2,463)
Inventories	837	(1,603)	57
Prepaid expenses	189	1,244	200
Commissions and other	(749)	(542)	125
Insurance recoveries	(122)	(2,624)	—
Increase (decrease) in:
Accounts payable	145	874	3,955
Accrued liabilities	(2,487)	(910)	3,548
Deferred revenue	12,367	4,817	(3,104)

	$11,925	$8,024	$(6,325)

     (b) Cash payments made during the year on account of:

	Years Ended December 31,
	2008	2007	2006
Income taxes	$518	$854	$1,525

Interest	$15,961	$15,680	$15,860

     (c) Depreciation and amortization are comprised of the following:

	Years Ended December 31,
	2008	2007	2006
Film assets(1)	$8,305	$10,574	$10,357
Property, plant and equipment	7,820	5,349	4,729
Other assets	—	—	75
Other intangible assets	526	547	602
Deferred financing costs	1,420	1,268	1,109

	$18,071	$17,738	$16,872

(1)	Included in film asset amortization is a charge of $2.1 million (2007 — $0.7 million) relating to changes in estimates based on the ultimate recoverability of future films.
     (d) Write-downs (recoveries) are comprised of the following:

	Years Ended December 31,
	2008	2007	2006
Asset impairments
Property, plant and equipment	$28	$182	$898
IMAX MPX theater systems under lease	—	64	67
Financing receivables	—	316	64
Other significant charges (recoveries):
Accounts receivable	382	(163)	1,389
Financing receivables	1,595	1,958	(323)
Inventories(1)	2,489	3,960	1,322

	$4,494	$6,317	$3,417

(1)	In 2008, the Company recorded a charge of $2.5 million (2007 —$4.0 million, 2006 — $1.3 million) in costs and expenses applicable to revenues, primarily for its film-based projector inventories due to lower net realizable values resulting from the Company’s development of a digital projection system.
20. Segmented and Other Information
     The Company has eight reportable segments identified by category of product sold or service provided: IMAX systems; theater system maintenance; joint revenue sharing arrangements; film production and IMAX DMR; film distribution; film post-production; theater operations; and other. The IMAX systems segment designs, manufactures, sells or leases IMAX theater projection system equipment. The theater system maintenance segment maintains IMAX theater projection system equipment in the IMAX theater network. The joint revenue sharing arrangements segment provides IMAX theater projection system equipment to an exhibitor in exchange for a share of the box-office and concession revenues. The film production and IMAX DMR segment produces films and performs film re-mastering services. The film distribution segment distributes films for which the Company has distribution rights. The film post-production segment provides film post-production and film print services. The theater operations segment owns and operates certain IMAX theaters. The other segment includes camera rentals and other miscellaneous items. The accounting policies of the segments are the same as those described in note 2.
     The Company’s Chief Operating Decision Makers (“CODM”), as defined in SFAS 131, assess segment performance based on segment revenues and gross margins. Selling, general and administrative expenses, research and development costs, amortization of intangibles, receivables provisions (recoveries), interest revenue, interest expense and tax provision (recovery) are not allocated to the segments.
     In the fourth quarter of 2008, based on the guidance in Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), the Company identified a change in internal reporting and business activities resulting in theater system maintenance and joint revenue sharing arrangements becoming new reportable segments, separate and distinct from the IMAX systems reportable segment. Prior year comparatives have been restated to conform to the current reportable segment presentation.

     Transactions between the film production and IMAX DMR segment and the film post-production segment are valued at exchange value. Inter-segment profits are eliminated upon consolidation, as well as for the disclosures below.
     Transactions between the other segments are not significant.
(a) Operating Segments

	Years Ended December 31,
	2008	2007	2006
Revenue
IMAX systems	$34,783	$40,782	$55,394
Theater system maintenance	16,331	15,991	15,708
Joint revenue sharing arrangements	3,435	2,343	1,107
Films
Production and IMAX DMR	17,944	19,863	14,580
Distribution	9,559	11,018	15,094
Post-production	6,929	5,693	6,652
Theater operations	14,040	16,584	15,188
Other	3,205	3,558	3,985

Total	$106,226	$115,832	$127,708

Gross margins
IMAX systems(1)(3)	$18,374	$20,239	$31,398
Theater system maintenance(1)	7,117	6,970	7,893
Joint revenue sharing arrangements(2)(3)	(1,865)	1,362	906
Films
Production and IMAX DMR(3)	6,992	4,915	2,292
Distribution(3)	3,120	3,484	5,282
Post-production	3,451	2,552	2,618
Theater operations	(132)	1,137	1,954
Other	403	500	315

Total	$37,460	$41,159	$52,658

(1)	Includes a charge of $2.5 million in 2008 (2007 —$4.0 million, 2006 — $1.3 million), in costs and expenses applicable to revenues, primarily for film-based projector inventories. Specifically, IMAX systems includes inventory write-downs of $2.4 million in 2008 (2007 — $3.3 million, 2006 — $1.3 million). Theater system maintenance includes inventory write-downs of $0.1 million in 2008 (2007 — $0.6 million, 2006 — $nil.) Furthermore, the 2007 charge includes $0.1 million recorded in the Company’s post-production unit.

(2)	In 2008, the Company adjusted the estimated useful life of its film-based IMAX MPX projection systems in use by existing joint revenue sharing theaters, on a prospective basis, to reflect the Company’s accelerated transition to a digital projection system for these theaters resulting in increased depreciation expense of $1.5 million.

(3)	IMAX systems includes commission costs of $1.0 million, $0.8 million, $1.6 million in 2008, 2007 and 2006, respectively. Joint revenue sharing arrangements includes advertising, marketing and commission costs of $1.8 million, $0.2 million and $nil in 2008, 2007 and 2006, respectively. Production and DMR includes marketing costs of $0.9 million, $1.2 million and $0.7 million in 2008, 2007 and 2006, respectively. Distribution includes $0.7 million, $0.5 million, $1.5 million in 2008, 2007 and 2006, respectively.

	Years Ended December 31,
	2008	2007	2006
Depreciation and amortization
IMAX systems	$4,507	$3,990	$4,039
Theater systems maintenance	149	21	23
Joint revenue sharing arrangements	3,512	804	201
Films
Production and IMAX DMR	9,040	11,819	10,861
Distribution	309	406	953
Post-production	416	485	616
Theater operations	138	213	179

Total	$18,071	$17,738	$16,872

	Years Ended December 31,
	2008	2007	2006
Asset Impairments and Write-downs (recoveries)
IMAX systems(1)	$4,373	$5,429	$2,971
Theater systems maintenance(1)	93	564	—
Joint revenue sharing arrangements	—	—	586
Films
Post-production(1)	28	142	(140)
Theater operations	—	182	—

Total	$4,494	$6,317	$3,417

(1)	Includes a charge of $2.5 million in 2008 (2007 —$4.0 million, 2006 — $1.3 million), recorded in costs and expenses applicable to revenues, primarily for film-based projector inventories. Specifically, IMAX systems includes inventory write-downs of $2.4 million in 2008 (2007 — $3.3 million, 2006 — $1.3 million). Theater system maintenance includes inventory write-downs of $0.1 million in 2008 (2007 — $0.6 million, 2006 — $nil). Furthermore, the 2007 charge includes $0.1 million recorded in the Company’s post-production unit.

Purchase of property, plant and equipment
IMAX systems	$1,575	$1,330	$1,088
Theater system maintenance	22	38	32
Joint revenue sharing arrangements	18,478	—	—
Films
Production and IMAX DMR	571	489	400
Distribution	114	98	80
Post-production	362	27	41
Theater operations	161	168	344

Total	$21,283	$2,150	$1,985

	As at December 31,
	2008	2007
Assets
IMAX systems(1)	$107,640	$134,302
Theater system maintenance(1)	14,120	6,173
Joint revenue sharing arrangements(1)	37,145	4,772
Films
Production and IMAX DMR	14,891	11,862
Distribution	5,106	5,844
Post-production	3,086	4,325
Theater operations	873	879
Other	845	925
Corporate and other non-segment specific assets	44,961	38,900

Total	$228,667	$207,982

(1)	As a result of the classification of theater system maintenance and joint revenue sharing arrangement segments, goodwill has been reallocated on a relative fair market value basis to the IMAX systems segment, theater system maintenance segment and joint revenue sharing arrangements segment. Goodwill had previously been wholly allocated to the IMAX systems segment.
      (b) Geographic Information
     Revenue by geographic area is based on the location of the theater.

	Years Ended December 31,
	2008	2007	2006
Revenue
Canada	$5,162	$5,866	$9,585
United States	67,867	69,381	71,535
Europe	14,460	13,645	18,468
Asia (excluding China)	5,628	7,361	7,828
China	3,263	11,497	6,235
Mexico	5,000	2,750	8,418
Rest of World	4,846	5,332	5,639

Total	$106,226	$115,832	$127,708

     No single country in the Rest of the World, Europe or Asia (excluding China) classifications comprises more than 5% of total revenue.

	As at December 31,
	2008	2007
Property, plant and equipment
Canada	$17,627	$13,032
United States	19,928	9,585
Europe	1,528	512
Rest of World	322	579

Total	$39,405	$23,708

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
     In the fourth quarter of 2008, the Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under SFAS 133 at inception, and continued to meet hedge effectiveness tests at December 31, 2008 (the “Foreign Currency Hedges”). As a result, the Company recorded an increase in fair value on Foreign Currency Hedges to Other Comprehensive Income of $0.2 million. The notional value of the Foreign Currency Hedges at December 31, 2008, was $13.1 million, with settlement dates throughout 2009.
     In addition, at December 31, 2008, the Company had foreign currency forward contracts that were not considered Foreign Currency Hedges by the Company. These contracts had a notional value of $17.1 million, with settlement dates throughout 2009. The Company recorded an increase in fair value of $0.2 million to selling, general and administrative expense relating to these contracts.
     The fair value of foreign currency derivatives are determined using quoted prices in active markets (Level 1 input in accordance with the SFAS 157 hierarchy) for identical instruments at the measurement date.
     The carrying values of the Company’s cash and cash equivalents, accounts receivable, borrowings under the Credit Facility, accounts payable and accrued liabilities due within one year approximate fair values due to the short-term maturity of these instruments. The Company’s other financial instruments at December 31 are comprised of the following:

	2008		2007
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Senior Notes due December 2010	$160,000	$122,800	$160,000	$161,600
Financed sales receivable	$12,480	$11,957	$9,753	$9,947
Net investment in sales-type leases	$43,658	$42,671	$49,339	$42,034
     The estimated fair values of the Senior Notes due December 2010 are estimated based on traded prices (Level 1 input in accordance with the SFAS 157 hierarchy) as at December 31, 2008. The estimated fair values of the Financed sales receivable and Net investment in sales-type leases are estimated based on discounting future cash flows at currently available interest rates (Level 2 input in accordance with the SFAS 157 hierarchy) as at December 31, 2008.
     As at December 31, 2008, the Company had cash and cash equivalents of $27.0 million and available Credit Facility of $10.0 million. During the year, cash was provided by a draw of $20.0 million under the Credit Facility and $19.1 million through the issuance of common shares in a private placement and on the exercise of stock options.
     During 2008, the Company has used cash of $6.5 million (including film assets) to fund its operations and $21.3 million to fund capital expenditures, principally to build equipment for use in joint revenue sharing arrangements. In addition, the Company has a shareholders’ deficiency of $96.8 million. Based on management’s current operating plan for 2009, the Company expects to continue to use cash as it deploys additional theater systems under joint revenue sharing arrangements. The Company’s introduction of digital theater systems and joint revenue sharing arrangements contributed to the use of cash during the year as customers awaited completion of the development of the digital systems prior to installation, cash flows from joint revenue sharing arrangements are derived solely from the theater box office and concession revenues and the Company invested directly in the roll out of 41 theater systems under joint revenue sharing arrangements.
     In addition to uncertainties related to the global economy and credit environment, the Company faces many risks and uncertainties which could affect management’s operating plan. The Company believes that the following factors could have a material impact on the Company’s operating plan and future cash flows: (i) future signings for theater systems and film productions, (ii) volume of installations and (iii) box office performance of films.
     Under the terms of the Company’s sale and sales-type lease agreements, the Company receives substantial cash payments before the theater systems are delivered and operational. For the co-production or production of films, the Company receives cash payments in advance of related cash expenditures which may be utilized for other purposes. Management believes its assumptions with respect to future signings for theater systems and film productions are reasonable; however, there is a risk due to economic conditions that signings may be delayed or not achieved consistent with the assumptions used in management’s operating plan.
     A significant portion of the Company’s future cash flows are expected to be generated from box office performance of films. Under joint revenue sharing arrangements, the Company receives a portion of theater revenues. Under arrangements for IMAX DMR films, the Company receives participation fees from the film studios based on the revenues generated by the IMAX DMR films. The box office receipts are subject to consumer spending habits and acceptance and success of the respective films. It is possible that the estimated future cash flows arising from these sources assumed in management’s operating plan may not be achieved.
     In addition to the risks and uncertainties related to the 2009 operating plan, the Company has certain significant expected future payments. The Company’s Senior Notes and the Credit Facility mature on December 1, 2010 and October 31, 2010, respectively. In addition, the Company has an unfunded defined benefit pension plan covering its Co-CEOs (see note 22) with estimated cash payments of approximately $15.3 million due August 1, 2010, although the Co-CEOs have indicated a willingness to discuss potential deferment of the pension obligations if the Company were to initiate such discussions. The Company expects it will need to obtain financing in the future to settle the obligations noted above and there is no assurance that the Company will be successful in obtaining financing to settle these obligations on a timely basis, on satisfactory terms or at all. If the Company is unable to refinance its indebtedness or obtain other financing, the Company will face substantial liquidity challenges.
     The Company forecasts its short-term liquidity requirements on a quarterly and annual basis. In addition, management of the Company believes it could take additional actions to mitigate certain of the consequences if certain of its assumptions in the 2009 operating plan are not met. Notwithstanding the measures taken by management to monitor and manage the Company’s liquidity, the current global economic environment and other factors outside the Company’s control could place additional pressures on the Company’s short- and long-term liquidity.

22. Employee Pensions and Postretirement Benefits
     (a) Defined Benefit Pension Plan
     The Company has an unfunded U.S. defined benefit pension plan, the SERP, covering its Co-CEOs. The SERP provides for a lifetime retirement benefit from age 55 determined as 75% of the member’s best average 60 consecutive months of earnings over the member’s employment history.
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
     On May 4, 2007, the Company amended the SERP to provide for the determination of benefits to be 75% of the member’s best average 60 consecutive months of earnings over the member’s employment history from 75% of the member’s best average 60 consecutive months of earnings over the past 120 months. The actuarial liability was remeasured to reflect this amendment. The amendment resulted in a $1.0 million increase to the pension liability and a corresponding $1.0 million increase to other comprehensive income. As at December 31, 2008, the benefits of Bradley J. Wechsler, one of the Company’s CEOs, were 100% vested while the benefits of Richard L. Gelfond, the Company’s other Co-CEO, were approximately 92.1% vested.
     Under the terms of the SERP, annuity payments payable thereunder to Mr. Wechsler, whose employment as Co-CEO will terminate effective April 1, 2009, shall be deferred for six months after the termination of his employment and paid on the first date of the seventh month following such termination, at which time Mr. Wechsler will be entitled to receive interest on the deferred amount credited at the applicable federal rate for short term obligations. Thereafter, in accordance with the terms of the SERP, Mr. Wechsler will receive monthly annuity payments until the earlier of a change of control or August 1, 2010, at which time he will receive remaining benefits in the form of a lump sum payment.
     Effective March 1, 2006, the Company changed the form of benefit payment. Under the terms of the SERP, if Mr. Gelfond’s employment terminates other than for cause prior to August 1, 2010, he will receive SERP benefits in the form of monthly annuity payments until the earlier of a change of control or August 1, 2010, at which time he shall receive remaining benefits in the form of a lump sum payment. If Mr. Gelfond’s employment terminates other than for cause on or after August 1, 2010, he shall receive SERP benefits in the form of a lump sum payment.
     The following assumptions were used in determining the obligation and cost status of the Company’s SERP at the plan measurement dates:

	As at December 31,
	2008	2007
Discount rate	5.11%	4.61%
Lump sum interest rate:
First 20 years	6.02%	5.42%
Thereafter	5.48%	4.49%
Cost of living adjustment on benefits	1.20%	1.20%
Rate of increase in qualifying compensation levels	0%	0%

     The amounts accrued for the SERP are determined as follows:

	Years Ended December 31,
	2008	2007
Projected benefit obligation:
Obligation, beginning of year	$27,136	$26,109
Service cost	793	685
Interest cost	1,251	1,335
Amendments	—	985
Actuarial gain	(2,799)	(1,978)

Obligation, end of year and unfunded status	$26,381	$27,136

     The following table provides disclosure of the pension benefit obligation recorded in the consolidated balance sheets:

	As at December 31,
	2008	2007
Accrued benefits cost	$(26,381)	$(27,136)
Accumulated other comprehensive income	(3,723)	(1,171)

Net amount recognized in the consolidated balance sheets	$(30,104)	$(28,307)

     The following table provides disclosure of pension expense for the SERP for the year ended December 31:

	Years Ended December 31,
	2008	2007	2006
Service cost	$793	$685	$1,548
Interest cost	1,251	1,335	1,252
Amortization of prior service credit	(248)	(612)	(557)

Pension expense	$1,796	$1,408	$2,243

     The accumulated benefit obligation for the SERP was $26.4 million at December 31, 2008 (2007 — $27.1 million).
     The following amounts were included in accumulated other comprehensive income and will be recognized as components of net periodic benefit cost in future periods:

	As at December 31,
	2008	2007	2006
Prior service cost (credits)	$145	$(102)	$(1,699)
Unrecognized actuarial (gain) loss	(3,868)	(1,069)	909

	$(3,723)	$(1,171)	$(790)

     No contributions are expected to be made for the SERP during 2009 except to meet benefit payment obligations as they come due. The Company expects prior service costs of $0.1 million and amortization of actuarial gains of $0.7 million to be recognized as a component of net periodic benefit cost in 2009.
     The following benefit payments are expected to be made as per the current SERP assumptions and the terms of the SERP in each of the next five years, and in the aggregate:

2009	$861
2010	15,342	(1)
2011	13,970
2012	—
2013	—
Thereafter	—

	$30,173

(1)	The SERP assumptions include that Mr. Wechsler will receive a lump sum payment at August 1, 2010 and that Mr. Gelfond will receive a lump sum payment in 2011 upon retirement at the end of the current term of his employment agreement.
     At the time the Company established the SERP, it also took out life insurance policies on its Co-CEOs with coverage amounts of $21.5 million in aggregate to which the Company is the beneficiary. The Company may use the cash surrender value proceeds of life insurance policies taken on its Co-CEOs to be applied towards the benefits due and payable under the SERP, although there can be no assurance that the Company will ultimately do so. At December 31, 2008, the cash surrender value of the insurance policies is $6.2 million (2007 — $5.2 million) and has been included in other assets.
 (b) Defined Contribution Pension Plan
     The Company also maintains defined contribution pension plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During 2008, the Company contributed and expensed an aggregate of $0.9 million (2007 — $0.8 million, 2006 — $0.8 million) to its Canadian plan and an aggregate of $0.1 million (2007 — $0.2 million, 2006 — $0.7 million) to its defined contribution employee pension plan under Section 401(k) of the U.S. Internal Revenue Code.
 (c) Postretirement Benefits
     The Company has an unfunded postretirement plan covering its Co-CEOs. The plan provides that the Company will maintain health benefits for the Co-CEOs until they become eligible for medicare and, thereafter, the Company will provide Medicare supplement coverage as selected by the Co-CEOs.
     The amounts accrued for the plan are determined as follows:

	As at December 31,
	2008	2007
Obligation, beginning of year	$402	$375
Interest cost	25	27
Actuarial loss	11	—

Obligation, end of year	$438	$402

     The following details the net cost components, all related to continuing operations, and underlying assumptions of postretirement benefits other than pensions:

	Years Ended December 31,
	2008	2007	2006
Postretirement benefit cost:
Interest cost	$25	$27	$9
Actuarial loss	11	—	—

	$36	$27	$9

     Weighted average assumptions used to determine the benefit obligation are:

	As at December 31,
	2008	2007	2006
Discount rate	6.00%	6.30%	5.75%
     Weighted average assumptions used to determine the net postretirement benefit expense are:

	Years Ended December 31,
	2008	2007	2006
Discount rate	5.00%	5.00%	5.50%
     The following benefit payments are expected to be made as per the current plan assumptions in each of the next five years:

2009	$10
2010	$14
2011	$30
2012	$34
2013	$37

23. Impact of Recently Issued Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities that are not remeasured at fair value on a recurring basis until fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FASB Staff Position 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The Company is currently evaluating the potential impact of this statement on its non-financial assets and non-financial liabilities included in the consolidated financial statements. For financial assets and financial liabilities, SFAS 157, as amended by SFAS 157-3, was effective for the Company on January 1, 2008, as disclosed in note 2 to the accompanying condensed consolidated financial statements in Item 1. For non-financial assets and non-financial liabilities included in the consolidated financial statements, SFAS 157 is effective for the Company beginning January 1, 2009. The Company does not believe the provisions of SFAS 157 will have a material impact on its consolidated financials statements.
     In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, “Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company will adopt SFAS 160, effective January 1, 2009, and does not believe SFAS 160 will have a material effect on the Company’s financial condition or results of operations.
     In December 2007, the FASB ratified the Emerging Issues Task Force consensus No. 07-01, “Accounting for Collaborative Arrangements” (“EITF 07-01”). The objective of the EITF 07-01 is to define collaborative arrangements and establish reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-01 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. EITF 07-01 is to be applied as a change in accounting principle through retrospective application to all prior periods presented for all collaborative arrangements existing as of the effective date, unless it is impracticable to do so. The Company is currently evaluating the potential impact of EITF 07-01 on the Company’s consolidated financial statements.
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” in order to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedge items affect an entity’s financial position, financial performance, and cash flows. The statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company will adopt SFAS 161, effective January 1, 2009, and will report the required disclosures in its Quarterly Reporting on Form 10-Q for the period ending March 31, 2009.

     In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Lifes of Intangible Assets”, (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and the period of expected cash flows used to measure the fair value of the asset. Specifically, the Company is required to use its own historical experience in renewing or extending the estimated life of an intangible asset as opposed to legal, regulatory or contractual provisions that enable renewal or extension of the asset’s legal or contractual life without substantial cost. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, on a prospective basis. Early adoption is prohibited. Intangible assets acquired after January 1, 2009 will be accounted for in accordance with SFAS 142, as amended by FSP 142-3, and the Company will meet the disclosure requirements in its Quarterly Report on Form 10-Q for the period ending March 31, 2009. The Company is currently evaluating the potential impact on the Company’s financial statements.
24. Discontinued Operations
     There were no discontinued operations in 2008.
     (a) Rhode Island Providence Theater LLC
     On December 31, 2007, the Company entered into a lease termination agreement, which extinguished all of its obligations to its landlord with respect to the Company’s owned and operated Providence IMAX theater. As a result of the lease termination, the Company recorded a non-cash gain of $1.5 million associated with the reversal of deferred lease credits recorded in prior periods. In a related transaction, the Company sold the theater projection system and inventory for the Providence IMAX theater to a third party theater exhibitor for $1.0 million (consisting of $0.6 million cash and $0.4 million of discounted future minimum payments) which was recorded as a gain from discontinued operations. Furthermore, during 2007 the Company had recognized an operating loss of $0.5 million (2006 — $0.2 million, 2005 — $0.1 million) from the operation of the theater. The above transactions are reflected as discontinued operations as the continuing cash flows are not generated from either a migration or a continuation of activities. The remaining assets and liabilities of the Providence owned and operated theater that are included in the Company’s consolidated balance sheet as at December 31, 2007, are disclosed in note 24(e).
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

     (d) Consolidated Statements of Operations for Providence Theater, Miami Theatre and DPI
     The net earnings from discontinued operations summarized in the consolidated statements of operations, were comprised of the following:

	Years Ended December 31,
	2008	2007	2006
Gain on termination of Providence theater lease (net of tax recovery of $nil)	$—	$1,511	$—
Gain on sale of IMAX theater system to a third party exhibitor (net of tax recovery of $nil)	—	1,014	—
Settlement of DPI loans(1)	—	—	2,300
Loss from Miami Theater LLC (net of tax recovery of $nil)	—	—	(875)
Loss from Providence Theater LLC (net of tax recovery of $nil)	—	(523)	(152)

Net earnings from discontinued operations	$—	$2,002	$1,273

(1)	Net of income tax provision of $nil in 2007 and 2006, respectively. Since the deferred tax asset relating to the original loss from discontinued operations was fully allowed for through the valuation allowance, any future recoveries relating to the repayment of this outstanding debt are not tax effected.
     (e) Consolidated Balance Sheet for Providence Theater
     The assets and liabilities related to the Providence Theater are included in the consolidated balance sheet of IMAX Corporation and are comprised of the following:

	As at December 31,	As at December 31,
	2008	2007
Cash	$—	$240
Accounts receivable	—	—
Inventory	—	—
Property and equipment, net	—	14

Total assets	$—	$254

Accounts payable — trade	$—	$52
Accrued liabilities	—	166
Other liabilities	—	6

Total liabilities	$—	$224

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

	Years Ended December 31,
	2008	2007	2006
Beginning balance, January 1	$301	$229	$235
Accretion expense	13	72	21
Reduction in asset retirement obligation due to lease renegotiation	(17)	—	(27)

Ending balance, December 31	$297	$301	$229

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
     Supplemental Consolidating Balance Sheets as at December 31, 2008:

				Adjustments
	IMAX	Guarantor	Non-Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$16,843	$9,313	$861	$—	$27,017
Accounts receivable	21,097	1,611	274	—	22,982
Financing receivables	55,536	602	—	—	56,138
Inventories	19,642	90	90	—	19,822
Prepaid expenses	1,760	212	26	—	1,998
Intercompany receivables	16,851	41,449	14,573	(72,873)	—
Film assets	3,923	—	—	—	3,923
Property, plant and equipment	38,364	1,039	2	—	39,405
Other assets	16,074	—	—	—	16,074
Goodwill	39,027	—	—	—	39,027
Other intangible assets	2,281	—	—	—	2,281
Investments in subsidiaries	41,186	—	—	(41,186)	—

Total assets	$272,584	$54,316	$15,826	$(114,059)	$228,667

Liabilities
Bank indebtedness	$20,000	$—	$—	$—	$20,000
Accounts payable	11,368	4,419	3	—	15,790
Accrued liabilities	52,440	5,626	133	—	58,199
Intercompany payables	57,709	35,525	8,993	(102,227)	—
Deferred revenue	68,261	3,053	138	—	71,452
Senior Notes due 2010	160,000	—	—	—	160,000

Total liabilities	369,778	48,623	9,267	(102,227)	325,441

Shareholders’ deficiency
Capital stock	141,584	—	117	(117)	141,584
Other equity	4,150	46,959	—	(45,926)	5,183
Deficit	(247,009)	(40,653)	6,442	34,211	(247,009)
Accumulated other comprehensive income (loss)	4,081	(613)	—	—	3,468

Total shareholders’ (deficiency) equity	$(97,194)	$5,693	$6,559	$(11,832)	$(96,774)

Total liabilities and shareholders’ equity (deficiency)	$272,584	$54,316	$15,826	$(114,059)	$228,667

     In certain Guarantor Subsidiaries, accumulated losses have exceeded the original investment balance. As a result of applying equity accounting, the parent company has consequently offset its liability for the accumulated losses in excess of investment against intercompany receivable balances with respect to these Guarantor Subsidiaries in the amounts of $29.4 million.

     Supplemental Consolidating Balance Sheets as at December 31, 2007:

				Adjustments
	IMAX	Guarantor	Non-Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$11,182	$5,329	$390	$—	$16,901
Accounts receivable	22,450	2,821	234	—	25,505
Financing receivables	58,428	664	—	—	59,092
Inventories	21,874	90	86	—	22,050
Prepaid expenses	2,010	156	21	—	2,187
Intercompany receivables	29,538	45,455	11,962	(86,955)	—
Film assets	2,042	—	—	—	2,042
Property, plant and equipment	22,894	814	—	—	23,708
Other assets	15,093	—	—	—	15,093
Goodwill	39,027	—	—	—	39,027
Other intangible assets	2,377	—	—	—	2,377
Investments in subsidiaries	32,864	—	—	(32,864)	—

Total assets	$259,779	$55,329	$12,693	$(119,819)	$207,982

Liabilities
Accounts payable	$6,989	$5,309	$2	$—	$12,300
Accrued liabilities	55,797	6,132	38	—	61,967
Intercompany payables	66,770	42,478	7,061	(116,309)	—
Deferred revenue	56,013	2,956	116	—	59,085
Senior Notes due 2010	160,000	—	—	—	160,000

Total liabilities	345,569	56,875	7,217	(116,309)	293,352

Shareholders’ deficiency
Capital stock	122,455	—	117	(117)	122,455
Other equity	3,055	46,959	—	(45,926)	4,088
Deficit	(213,407)	(47,892)	5,359	42,533	(213,407)
Accumulated other comprehensive income (loss)	2,107	(613)	—	—	1,494

Total shareholders’ (deficiency) equity	$(85,790)	$(1,546)	$5,476	$(3,510)	$(85,370)

Total liabilities and shareholders’ equity (deficiency)	$259,779	$55,329	$12,693	$(119,819)	$207,982

     In certain Guarantor Subsidiaries, accumulated losses have exceeded the original investment balance. As a result of applying equity accounting, the parent company has consequently offset its liability for the accumulated losses in excess of investment against intercompany receivable balances with respect to these Guarantor Subsidiaries in the amounts of $29.4 million.

     Supplemental Consolidating Statements of Operations for the year ended December 31, 2008:

				Adjustments
	IMAX	Guarantor	Non-Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues
Equipment and product sales	$27,697	$147	$9	$—	$27,853
Services	43,264	20,908	813	—	64,985
Rentals	8,122	28	57	—	8,207
Finance income	4,261	39	—	—	4,300
Other revenues	881	—	—	—	881

	84,225	21,122	879	—	106,226

Costs and expenses applicable to revenues
Equipment and product sales	17,221	—	(39)	—	17,182
Services	26,478	17,654	240	—	44,372
Rentals	7,043	—	—	—	7,043
Other	169	—	—	—	169

	50,911	17,654	201	—	68,766

Gross margin	33,314	3,468	678	—	37,460
Selling, general and administrative expenses	42,809	1,309	(466)	—	43,652
Research and development	7,461	—	—	—	7,461
Amortization of intangibles	526	—	—	—	526
(Income) loss from equity-accounted investees	(8,322)	—	—	8,322	—
Receivable provisions net of (recoveries)	7,099	(5,122)	—	—	1,977
Asset impairments	—	28	—	—	28

(Loss) earnings from operations	(16,259)	7,253	1,144	(8,322)	(16,184)
Interest income	380	—	1	—	381
Interest expense	(17,709)	2	—	—	(17,707)

(Loss) earnings from continuing operations before income taxes	(33,588)	7,255	1,145	(8,322)	(33,510)
Provision for income taxes	(14)	(16)	(62)	—	(92)

Net (loss) earnings	$(33,602)	$7,239	$1,083	$(8,322)	$(33,602)

     Supplemental Consolidating Statements of Operations for the year ended December 31, 2007:

				Adjustments
	IMAX	Guarantor	Non-Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues
Equipment and product sales	$32,156	$197	$44	$103	$32,500
Services	47,627	22,041	644	(1,163)	69,149
Rentals	6,961	121	25	—	7,107
Finance income	4,564	85	—	—	4,649
Other revenues	2,131	(166)	(31)	493	2,427

	93,439	22,278	682	(567)	115,832

Costs and expenses applicable to revenues
Equipment and product sales	21,135	83	10	318	21,546
Services	31,174	19,712	286	(1,082)	50,090
Rentals	2,987	—	—	—	2,987
Other	50	(166)	(31)	197	50

	55,346	19,629	265	(567)	74,673

Gross margin	38,093	2,649	417	—	41,159
Selling, general and administrative expenses	43,578	1,128	(1)	—	44,705
Research and development	5,789	—	—	—	5,789
Amortization of intangibles	547	—	—	—	547
(Income) loss from equity-accounted investees	(2,778)	—	—	2,778	—
Receivable provisions net of (recoveries)	1,797	(2)	—	—	1,795
Asset impairments	378	184	—	—	562

(Loss) earnings from operations	(11,218)	1,339	418	(2,778)	(12,239)
Interest income	814	48	—	—	862
Interest expense	(17,094)	1	—	—	(17,093)

(Loss) earnings from continuing operations before income taxes	(27,498)	1,388	418	(2,778)	(28,470)
Provision for income taxes	(453)	(18)	(1)	—	(472)

Net (loss) earnings from continuing operations	(27,951)	1,370	417	(2,778)	(28,942)
Net earnings from discontinued operations	1,011	991	—	—	2,002

Net (loss) earnings	$(26,940)	$2,361	$417	$(2,778)	$(26,940)

     Supplemental Consolidating Statements of Operations for the year ended December 31, 2006:

				Adjustments
	IMAX	Guarantor	Non-Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues
Equipment and product sales	$49,244	$1,300	$34	$(1,256)	$49,322
Services	46,578	23,375	688	(3,419)	67,222
Rentals	5,376	218	28	—	5,622
Finance income	5,025	217	—	—	5,242
Other revenues	300	—	—	—	300

	106,523	25,110	750	(4,675)	127,708

Costs and expenses applicable to revenues
Equipment and product sales	25,759	1,235	12	(998)	26,008
Services	29,814	20,737	309	(3,677)	47,183
Rentals	1,859	—	—	—	1,859

	57,432	21,972	321	(4,675)	75,050

Gross margin	49,091	3,138	429	—	52,658
Selling, general and administrative expenses	41,425	821	281	—	42,527
Research and development	3,615	—	—	—	3,615
Amortization of intangibles	602	—	—	—	602
(Income) loss from equity-accounted investees	(1,643)	—	—	1,643	—
Receivable provisions net of (recoveries)	1,294	(228)	—	—	1,066
Asset impairments	1,029	—	—	—	1,029

Earnings (loss) from operations	2,769	2,545	148	(1,643)	3,819
Interest income	1,036	—	—	—	1,036
Interest expense	(16,758)	(1)	—	—	(16,759)

Earnings (loss) from continuing operations before income taxes	(12,953)	2,544	148	(1,643)	(11,904)
Provision for income taxes	(6,196)	(21)	(1)	—	(6,218)

Net earnings (loss) from continuing operations	(19,149)	2,523	147	(1,643)	(18,122)
Net earnings (loss) from discontinued operations	2,300	(1,027)	—	—	1,273

Net earnings (loss)	$(16,849)	$1,496	$147	$(1,643)	$(16,849)

     Supplemental Consolidating Statements of Cash Flows for the year ended December 31, 2008:

				Adjustments
	IMAX	Guarantor	Non-Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
Cash provided by (used in):
Operating Activities
Net (loss) earnings	$(33,602)	$7,239	$1,083	$(8,322)	$(33,602)
Items not involving cash:
Depreciation and amortization	17,804	266	1	—	18,071
Write-downs (recoveries)	9,588	(5,094)	—	—	4,494
(Income) loss from equity-accounted investees	(8,322)	—	—	8,322	—
Change in deferred income taxes	(749)	—	—	—	(749)
Stock and other non-cash compensation	3,320	—	—	—	3,320
Foreign currency exchange loss	451	—	—	—	451
Change in cash surrender value of life insurance	(270)	—	—	—	(270)
Gain on sale of property, plant and equipment	(43)	—	—	—	(43)
Investment in film assets	(10,145)	—	—	—	(10,145)
Changes in other non-cash operating assets and liabilities	10,443	(2,092)	(610)	—	11,925

Net cash (used in) provided by operating activities	(11,525)	4,503	474	—	(6,548)

Investing Activities
Investment in joint revenue sharing equipment	(18,478)	—	—	—	(18,478)
Purchase of property, plant and equipment	(2,283)	(519)	(3)	—	(2,805)
Proceeds from sale of property, plant and equipment	43	—	—	—	43
Acquisition of other assets	(748)	—	—	—	(748)
Acquisition of other intangible assets	(430)	—	—	—	(430)

Net cash (used in) provided by investing activities	(21,896)	(519)	(3)	—	(22,418)

Financing Activities
Increase in bank indebtedness	20,000	—	—	—	20,000
Common shares issued — private offering, net	17,931	—	—	—	17,931
Common shares issued — stock options exercised	1,202	—	—	—	1,202
Debt modification fees	(114)	—	—	—	(114)

Net cash provided by financing activities	39,019	—	—	—	39,019

Effects of exchange rate changes on cash	63	—	—	—	63

Increase in cash and cash equivalents, during the year	5,661	3,984	471	—	10,116

Cash and cash equivalents, beginning of year	11,182	5,329	390	—	16,901

Cash and cash equivalents, end of year	$16,843	$9,313	$861	$—	$27,017

     Supplemental Consolidating Statements of Cash Flows for the year ended December 31, 2007:

				Adjustments
	IMAX	Guarantor	Non-Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
Cash provided by (used in):
Operating Activities
Net (loss) earnings	$(26,940)	$2,361	$417	$(2,778)	$(26,940)
Net earnings from discontinued operations	(1,011)	(991)	—	—	(2,002)
Items not involving cash:
Depreciation and amortization	17,311	412	15	—	17,738
Write-downs (recoveries)	5,993	324	—	—	6,317
(Income) loss from equity-accounted investees	(2,778)	—	—	2,778	—
Change in deferred income taxes	(68)	—	—	—	(68)
Stock and other non-cash compensation	4,789	—	—	—	4,789
Foreign currency exchange (gain) loss	(1,175)	—	—	—	(1,175)
Change in cash surrender value of life insurance	(215)	—	—	—	(215)
Investment in film assets	(11,381)	—	—	—	(11,381)
Changes in other non-cash operating assets and liabilities	12,062	(3,824)	(214)	—	8,024
Net cash used in operating activities from discontinued operations	(5)	(1,303)	—	—	(1,308)

Net cash (used in) provided by operating activities	(3,418)	(3,021)	218	—	(6,221)

Investing Activities
Purchases of short-term investments	(6,457)	—	—	—	(6,457)
Proceeds from maturities of short-term investments	8,572	—	—	—	8,572
Purchase of property, plant and equipment	(1,952)	(198)	—	—	(2,150)
Acquisition of other assets	(900)	—	—	—	(900)
Acquisition of other intangible assets	(377)	—	—	—	(377)
Net cash provided by investing activities from discontinued operations	575	—	—	—	575

Net cash used in investing activities	(539)	(198)	—	—	(737)

Financing Activities
Common shares issued	420	—	—	—	420
Financing costs related to Senior Notes due 2010	(1,430)	—	—	—	(1,430)
Debt modification fees	(284)	—	—	—	(284)

Net cash used in financing activities	(1,294)	—	—	—	(1,294)

Effects of exchange rate changes on cash	31	(8)	7	—	30

(Decrease) increase in cash and cash equivalents, during the year	(5,220)	(3,227)	225	—	(8,222)

Cash and cash equivalents, beginning of year	16,402	8,556	165	—	25,123

Cash and cash equivalents, end of year	$11,182	$5,329	$390	$—	$16,901

     Supplemental Consolidating Statements of Cash Flows for the year ended December 31, 2006:

				Adjustments
	IMAX	Guarantor	Non-Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
Cash provided by (used in):
Operating Activities
Net earnings (loss)	$(16,849)	$1,496	$147	$(1,643)	$(16,849)
Net (earnings) loss from discontinued operations	(2,300)	1,027	—	—	(1,273)
Items not involving cash:
Depreciation and amortization	16,361	508	3	—	16,872
Write-downs (recoveries)	3,645	(228)	—	—	3,417
(Income) loss from equity-accounted investees	(1,643)	—	—	1,643	—
Change in deferred income taxes	5,918	—	—	—	5,918
Stock and other non-cash compensation	2,885	—	—	—	2,885
Foreign currency exchange (gain) loss	(150)	—	—	—	(150)
Accrued interest on short-term investments	(45)	—	—	—	(45)
Change in cash surrender value of life insurance	(150)	—	—	—	(150)
Investment in film assets	(9,884)	—	—	—	(9,884)
Changes in other non-cash operating assets and liabilities	(5,789)	(384)	(152)	—	(6,325)
Net cash used in operating activities from discontinued operations	—	(207)	—	—	(207)

Net cash (used in) provided by operating activities	(8,001)	2,212	(2)	—	(5,791)

Investing Activities
Purchases of short-term investments	(20,897)	—	—	—	(20,897)
Proceeds from maturities of short-term investments	26,998	—	—	—	26,998
Purchase of property, plant and equipment	(1,584)	(386)	(15)	—	(1,985)
Acquisition of other assets	(791)	—	—	—	(791)
Acquisition of other intangible assets	(448)	—	—	—	(448)
Net cash provided by investing activities from discontinued operations	3,493	—	—	—	3,493

Net cash provided by (used in) investing activities	6,771	(386)	(15)	—	6,370

Financing Activities
Common shares issued	286	—	—	—	286

Net cash provided by financing activities	286	—	—	—	286

Effects of exchange rate changes on cash	(56)	2	(12)	—	(66)

(Decrease) increase in cash and cash equivalents, during the year	(1,000)	1,828	(29)	—	799

Cash and cash equivalents, beginning of year	17,402	6,728	194	—	24,324

Cash and cash equivalents, end of year	$16,402	$8,556	$165	$—	$25,123

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
     The Company’s management, with the participation of its Co-CEOs and its CFO, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as at December 31, 2008 and has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequate and effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
     Management has assessed the effectiveness of the Company’s internal control over financial reporting, as at December 31, 2008, and has concluded that such internal control over financial reporting was effective as at that date.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     PricewaterhouseCoopers LLP, which has audited the Company’s consolidated financial statements for the year ended December 31, 2008, has also audited the effectiveness of the Company’s internal control over financial reporting as at December 31, 2008 as stated in their report on page 70.
REMEDIATION PLAN
     The Company’s management, including the Co-CEOs and CFO, has been committed to remediating the Company’s previously disclosed material weaknesses in internal control over financial reporting by enhancing existing controls and introducing new controls in all necessary areas. The smooth functioning of the Company’s finance area is of the highest priority for the Company’s management. Remediation activities have included, and continue to include the following:
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
     Controls over the accounting for film transactions in accordance with U.S. GAAP have been enhanced through maintaining a screening process whereby management reviews the film agreements to identify complexities and considerations that need to be made when accounting for films, regularly scheduling meetings between the Film Group and Finance to discuss developments related to the Company’s film slate and providing training with respect to Accounting by Producers or Distributors of Films (SOP 00-2) to key personnel, as required.
     Controls over accounting for costs related to inventory in accordance with U.S. GAAP have been enhanced through developing and distributing to appropriate personnel a detailed inventory policy providing for guidance on evaluating matters such as the nature of costs that can be capitalized to inventory and inventory obsolescence and holding supplemental meetings, as needed, between key operational and finance personnel, to identify any non-standard costs and determine if special accounting treatment is required.
     Controls over accounting for the intraperiod allocation of the provision for income taxes have been enhanced through establishing a formal calculation/reconciliation of the intraperiod allocation of income taxes for review by key finance personnel.
     As a result of completing their final testing of internal controls over financial reporting, the Company’s management, including the Co-CEOs and the CFO, believes that the plan has been fully implemented, and all material weaknesses have been remediated in 2008. They will continue to monitor the effectiveness of these actions and will make any changes and take such other actions deemed appropriate given the circumstances.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     Except as described above, there were no changes in the Company’s internal control over financial reporting which occurred during the year ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
     None
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information required by Item 10 is incorporated by reference from the information under the following captions in the Company’s Proxy Statement: “Election of Directors;” “Executive Officers;” “Section 16(a) Beneficial Ownership Reporting Compliance;” “Code of Ethics;” and “Audit Committee.”

Item 11. Executive Compensation
     The information required by Item 11 is incorporated by reference from the information under the following captions in the Company’s Proxy Statement: “Compensation Discussion and Analysis;” “Summary Compensation Table;” “Grant of Plan-Based Awards;” “Outstanding Equity Awards at Fiscal Year-End;” “Options Exercised;” “Pension Benefits;” “Employment Agreements and Potential Payments upon Termination or Change-in-Control;” “Compensation of Directors;” and “Compensation Committee Interlocks and Insider Participation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by Item 12 is incorporated by reference from the information under the following captions in the Company’s Proxy Statement: “Equity Compensation Plans;” “Principal Shareholders of Voting Shares;” and “Security Ownership of Directors and Management.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required by Item 13 is incorporated by reference from the information under the following caption in the Company’s Proxy Statement: “Certain Relationships and Related Transactions,” “Review, Approval and Ratification of Transactions with Related Persons,” and “Director Independence.”
Item 14. Principal Accounting Fees and Services
     The information required by Item 14 is incorporated by reference from the information under the following captions in the Company’s Proxy Statement: “Audit Fees;” “Audit-Related Fees;” “Tax Fees;” “All Other Fees;” and “Audit Committee’s Pre-Approved Policies and Procedures.”
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
     The consolidated financial statements filed as part of this Report are included under Item 8 in Part II.
     Report of Independent Registered Public Accounting Firm, which covers both the financial statements and financial statement schedule in (a)(2), is included under Item 8 in Part II.
(a)(2) Financial Statement Schedules
     Financial statement schedule for each year in the three-year period ended December 31, 2008.
     II. Valuation and Qualifying Accounts.
(a)(3) Exhibits
     The items listed as Exhibits 10.1 to 10.26 relate to management contracts or compensatory plans or arrangements.

Exhibit
No.	Description
3.1
Articles of Amalgamation of IMAX Corporation, dated January 1, 2002, as amended by the Articles of Amendment of IMAX Corporation, dated June 25, 2004. Incorporated by reference to Exhibit 4.1 to IMAX Corporation’s Registration statement on Form S-3 (File No. 333-157300). (File No. 000-24216).

3.2	By-Law No. 1 of IMAX Corporation enacted on June 3, 2004. Incorporated by reference to Exhibit 3.3 to IMAX Corporation’s Form 10-Q for the quarter ended June 30, 2004 (File No. 000-24216).

Exhibit
No.	Description
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

4.5
Indenture, dated as of December 4, 1998, between IMAX Corporation and U.S. Bank Trust, N.A., as Trustee, related to the issue of the 7.875% Senior Notes due December 1, 2005. Incorporated by reference to Exhibit 4.9 to IMAX Corporation’s Form 10-K for the year ended December 31, 1998 (File No. 000-24216).

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

Exhibit
No.	Description
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

4.18
Eleventh Supplemental Indenture, dated as of September 20, 2007, among IMAX Corporation, the Existing Guarantors (as defined therein), the First Supplemental Guarantors named in the Supplemental Indenture, the Second Supplemental Guarantors named in the Second Supplemental Indenture, the Fourth Supplemental Guarantors named in the Fourth Supplemental Indenture, the Fifth Supplemental Guarantors named in the Fifth Supplemental Indenture, the Sixth Supplemental Guarantors named in the Sixth Supplemental Indenture, the Seventh Supplemental Guarantors named in the Seventh Supplemental Indenture, the Eighth Supplemental Guarantors named in the Eighth Supplemental Indenture, the Tenth Supplemental Guarantors named in the Tenth Supplemental Indenture, the Guaranteeing Subsidiary (as defined therein) and U.S. Bank National Association, as trustee under the Indenture. Incorporated by reference to Exhibit 4.18 to IMAX Corporation’s Form 10-K for the year ended December 31, 2007 (File No. 000-24216).

4.19
Twelfth Supplemental Indenture, dated as of November 20, 2007, among IMAX Corporation, the Existing Guarantors (as defined therein), the First Supplemental Guarantors named in the Supplemental Indenture, the Second Supplemental Guarantors named in the Second Supplemental Indenture, the Fourth Supplemental Guarantors named in the Fourth Supplemental Indenture, the Fifth Supplemental Guarantors named in the Fifth Supplemental Indenture, the Sixth Supplemental Guarantors named in the Sixth Supplemental Indenture, the Seventh Supplemental Guarantors named in the Seventh Supplemental Indenture, the Eighth Supplemental Guarantors named in the Eighth Supplemental Indenture, the Tenth Supplemental Guarantors named in the Tenth Supplemental Indenture, the Eleventh Supplemental Guarantors named in the Eleventh Supplemental Indenture, the Guaranteeing Subsidiary (as defined therein) and U.S. Bank National Association, as trustee under the Indenture. Incorporated by reference to Exhibit 4.19 to IMAX Corporation’s Form 10-K for the year ended December 31, 2007 (File No. 000-24216)

4.20
Thirteenth Supplemental Indenture, dated as of February 25, 2008, among IMAX Corporation, the Existing Guarantors (as defined therein), the First Supplemental Guarantors named in the Supplemental Indenture, the Second Supplemental Guarantors named in the Second Supplemental Indenture, the Fourth Supplemental Guarantors named in the Fourth Supplemental Indenture, the Fifth Supplemental Guarantors named in the Fifth Supplemental Indenture, the Sixth Supplemental Guarantors named in the Sixth Supplemental Indenture, the Seventh Supplemental Guarantors named in the Seventh Supplemental Indenture, the Eighth Supplemental Guarantors named in the Eighth Supplemental Indenture, the Tenth Supplemental Guarantors named in the Tenth Supplemental Indenture, the Eleventh Supplemental Guarantors named in the Eleventh Supplemental Indenture, the Twelfth Supplemental Guarantors named in the Twelfth Supplemental Indenture, the Guaranteeing Subsidiary (as defined therein) and U.S. Bank National Association, as trustee under the Indenture. Incorporated by reference to Exhibit 4.20 to IMAX Corporation’s Form 10-K for the year ended December 31, 2007 (File No. 000-24216).

Exhibit
No.	Description
*4.21
Fourteenth Supplemental Indenture, dated as of June 11, 2008 among IMAX Corporation, the Existing Guarantors (as defined therein), the First Supplemental Guarantors named in the Supplemental Indenture, the Second Supplemental Guarantor named in the Second Supplemental Indenture, the Fourth Supplemental Guarantors named in the Fourth Supplemental Indenture, the Fifth Supplemental Guarantor named in the Fifth Supplemental Indenture, the Sixth Supplemental Guarantor named in the Sixth Supplemental Indenture, the Seventh Supplemental Guarantor named in the Seventh Supplemental Indenture, the Eighth Supplemental Guarantor named in the Eighth Supplemental Indenture, the Tenth Supplemental Guarantor named in the Tenth Supplemental Indenture, the Eleventh Supplemental Guarantors named in the Eleventh Supplemental Indenture, the Twelfth Supplemental Guarantor named in the Twelfth Supplemental Indenture, the Thirteenth Supplemental Guarantor named in the Thirteenth Supplemental Indenture, the Guaranteeing Subsidiary (as defined therein) and U.S. Bank National Association, as trustee under the Indenture.

*4.22
Fifteenth Supplemental Indenture, dated as of February 9, 2009 among IMAX Corporation, the Existing Guarantors (as defined therein), the First Supplemental Guarantors named in the Supplemental Indenture, the Second Supplemental Guarantor named in the Second Supplemental Indenture, the Fifth Supplemental Guarantor named in the Fifth Supplemental Indenture, the Sixth Supplemental Guarantor named in the Sixth Supplemental Indenture, the Seventh Supplemental Guarantor named in the Seventh Supplemental Indenture, the Eighth Supplemental Guarantor named in the Eighth Supplemental Indenture, the Tenth Supplemental Guarantor named in the Tenth Supplemental Indenture, the Eleventh Supplemental Guarantors named in the Eleventh Supplemental Indenture, the Fourteenth Supplemental Guarantor named in the Fourteenth Supplemental Indenture, the Guaranteeing Subsidiaries (as defined therein) and U.S. Bank National Association, as trustee under the Indenture.

10.1	Stock Option Plan of IMAX Corporation, dated June 18, 2008. Incorporated by reference to Exhibit 10.1 to IMAX Corporation’s Form 10-Q for the quarter ended June 30, 2008 (File No. 000-24216).

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

10.7
Amended Employment Agreement, dated December 31, 2007, between IMAX Corporation and Bradley J. Wechsler. Incorporated by reference to Exhibit 10.7 to IMAX Corporation’s Form 10-K for the year ended December 31, 2007 (File No. 000-24216).

*10.8	Services Agreement, dated December 11, 2008, between IMAX Corporation and Bradley J. Wechsler.

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

10.11
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

10.13
Amended Employment Agreement, dated December 31, 2007, between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.12 to IMAX Corporation’s Form 10-K for the year ended December 31, 2007 (File No. 000-24216)

*10.14	Amended Employment Agreement, dated December 11, 2008, between IMAX Corporation and Richard L. Gelfond.

10.15
Employment Agreement, dated March 9, 2006, between IMAX Corporation and Greg Foster. Incorporated by reference to Exhibit 10.18 to IMAX Corporation’s Form 10-K for the year ended December 31, 2005 (File No. 000-24216).

10.16
First Amending Agreement, dated December 31, 2007, between IMAX Corporation and Greg Foster. Incorporated by reference to Exhibit 10.14 to IMAX Corporation’s Form 10-K for the year ended December 31, 2007 (File No. 000-24216)

Exhibit
No.	Description
10.17
Employment Agreement, dated May 17, 1999, between IMAX Corporation and Robert D. Lister. Incorporated by reference to Exhibit 10.15 to IMAX Corporation’s Form 10-K for the year ended December 31, 2007 (File No. 000-24216)

10.18
Letter Agreement, dated August 21, 2000 between IMAX Corporation and Robert D. Lister. Incorporated by reference to Exhibit 10.15 to IMAX Corporation’s Form 10-K for the year ended December 31, 2006 (File No. 000-24216).

10.19
Amended Employment Agreement, dated April 4, 2001 between IMAX Corporation and Robert D. Lister. Incorporated by reference to Exhibit 10.17 to IMAX Corporation’s Form 10-K for the year ended December 31, 2007 (File No. 000-24216).

10.20
Amended Employment Agreement, dated January 1, 2004, between IMAX Corporation and Robert D. Lister. Incorporated by reference to Exhibit 10.17 to IMAX Corporation’s Registration Statement on Form S-4 (File No. 333-113141).

10.21
Third Amending Agreement, dated February 14, 2006, between IMAX Corporation and Robert D. Lister. Incorporated by reference to Exhibit 10.21 to IMAX Corporation’s Form 8-K dated February 20, 2006 (File No. 000-24216).

10.22
Fourth Amending Agreement, dated October 5, 2006, between IMAX Corporation and Robert D. Lister. Incorporated by reference to Exhibit 10.28 to IMAX Corporation’s Form 10-Q for the quarter ended September 30, 2006 (File No. 000-24216).

10.23
Fifth Amending Agreement, dated December 31, 2007, between IMAX Corporation and Robert D. Lister. Incorporated by reference to Exhibit 10.21 to IMAX Corporation’s Form 10-K for the year ended December 31, 2007 (File No. 000-24216)

10.24
Stock Appreciation Rights Agreement, dated December 31, 2007, between IMAX Corporation and Robert D. Lister. Incorporated by reference to Exhibit 10.22 to IMAX Corporation’s Form 10-K for the year ended December 31, 2007 (File No. 000-24216)

10.25
Employment Agreement, dated May 14, 2007, between IMAX Corporation and Joseph Sparacio. Incorporated by reference to Exhibit 10.25 to IMAX Corporation’s Form 10-Q for the quarter ended September 30, 2007 (File No. 000-24216).

10.26	Statement of Directors’ Compensation, dated August 11, 2005. Incorporated by reference to Exhibit 10.20 to IMAX Corporation’s Form 10-Q for the quarter ended September 30, 2005 (File No. 000-24216).

10.27
Loan Agreement, dated as of February 6, 2004 by and between Congress Financial Corporation (Canada) and IMAX Corporation. Incorporated by reference to Exhibit 10.22 to IMAX Corporation’s Registration Statement on Form S-4 (File No. 333-113141).

10.28
First Amendment to the Loan Agreement, dated June 30, 2005, between Congress Financial Corporation (Canada) and IMAX Corporation. Incorporated by reference to Exhibit 10.22 to IMAX Corporation’s Form 10-Q for the quarter ended June 30, 2005 (File No. 000-24216).

10.29
Second Amendment to the Loan Agreement, as of and with effect May 16, 2006, between IMAX Corporation and Wachovia Capital Finance Corporation (Canada) (formerly, Congress Financial Corporation (Canada)). Incorporated by reference to Exhibit 10.27 to IMAX Corporation’s Form 10-Q for the quarter ended June 30, 2006 (File No. 000-24216).

10.30
Third Amendment to the Loan Agreement, as of and with effect September 30, 2007, between IMAX Corporation and Wachovia Capital Finance Corporation (Canada) (formerly, Congress Financial Corporation (Canada)). Incorporated by reference to Exhibit 10.26 to IMAX Corporation’s Form 10-Q for the quarter ended September 30, 2007 (File No. 000-24216).

10.31
Fourth Amendment to the Loan Agreement, as of and with effect December 5, 2007, between IMAX Corporation and Wachovia Capital Finance Corporation (Canada) (formerly, Congress Financial Corporation (Canada)). Incorporated by reference to Exhibit 10.30 to IMAX Corporation’s Form 10-K for the year ended December 31, 2007 (File No. 000-24216).

10.32
Fifth Amendment to the Loan Agreement, as of May 5, 2008, between IMAX Corporation and Wachovia Capital Finance Corporation (Canada) (formerly, Congress Financial Corporation (Canada)). Incorporated by reference to Exhibit 10.31 to IMAX Corporation’s Form 10-Q for the quarter ended March 31, 2008 (File No. 000-24216).

10.33
Securities Purchase Agreement, dated as of May 5, 2008, by and between IMAX Corporation, Douglas Family Trust, James Douglas and Jean Douglas Irrevocable Descendants’ Trust, James E. Douglas, III, and K&M Douglas Trust. Incorporated by reference to Exhibit 10.32 to IMAX Corporation’s Form 10-Q for the quarter ended March 31, 2008 (File No. 000-24216).

*10.34
Amendment No. 1 to Securities Purchase Agreement, dated December 1, 2008, by and between IMAX Corporation, Douglas Family Trust, James Douglas and Jean Douglas Irrevocable Descendants’ Trust, James E. Douglas, III, and K&M Douglas Trust.

*21	Subsidiaries of IMAX Corporation.

*23	Consent of PricewaterhouseCoopers LLP.

*24	Power of Attorney of certain directors.

*31.1	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated March 12, 2009, by Bradley J. Wechsler.

Exhibit
No.	Description
*31.2	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated March 12, 2009, by Richard L. Gelfond.

*31.3	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated March 12, 2009, by Joseph Sparacio.

*32.1	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated March 12, 2009, by Bradley J. Wechsler.

*32.2	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated March 12, 2009, by Richard L. Gelfond.

*32.3	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated March 12, 2009, by Joseph Sparacio.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAX CORPORATION

By	/s/ JOSEPH SPARACIO
Joseph Sparacio
Executive Vice-President & Chief Financial Officer

Date: March 12, 2009
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2008.

/s/ BRADLEY J. WECHSLER	/s/ RICHARD L. GELFOND	/s/ JOSEPH SPARACIO

Bradley J. Wechsler Co-Chairman of the Company, Co-Chief Executive Officer and Director (Principal Executive Officer)	Richard L. Gelfond Co-Chairman of the Company, Co-Chief Executive Officer and Director (Principal Executive Officer)	Joseph Sparacio Executive Vice-President & Chief Financial Officer (Principal Financial Officer)

/s/ JEFFREY VANCE	*	*

Jeffrey Vance Vice-President, Finance & Controller (Principal Accounting Officer)	Neil S. Braun Director	Kenneth G. Copland Director

*	*	*

Garth M. Girvan Director	David W. Leebron Director	Marc A. Utay Director

By	* /s/ JOSEPH SPARACIO
Joseph Sparacio
(as attorney-in-fact)

IMAX CORPORATION
Schedule II
Valuation and Qualifying Accounts
(In thousands of U.S. dollars)

		Additions /
	Balance at	(recoveries)	Other
	beginning	charged to	additions /		Balance at
	of year	expenses	(deductions)		end of year
Allowance for net investment in leases
Year ended December 31, 2006	$2,768	$(323)	$—		$2,445
Year ended December 31, 2007	$2,445	$1,958	$(251	)(1)	$4,152
Year ended December 31, 2008	$4,152	$1,595	$(863	)(1)	$4,884

Allowance for doubtful accounts receivable
Year ended December 31, 2006	$2,473	$1,389	$(609	)(1)	$3,253
Year ended December 31, 2007	$3,253	$(163)	$(45	)(1)	$3,045
Year ended December 31, 2008	$3,045	$382	$(526	)(1)	$2,901

Inventories valuation allowance
Year ended December 31, 2006	$941	$1,322	$(1,626	)(1)	$637
Year ended December 31, 2007	$637	$3,960	$(310	)(1)	$4,287
Year ended December 31, 2008	$4,287	$2,489	$(1,435	)(1)	$5,341

Deferred income tax valuation allowance
Year ended December 31, 2006	$46,260	$8,342	$—		$54,602
Year ended December 31, 2007	$54,602	$(4,610)	$—		$49,992
Year ended December 31, 2008	$49,992	$11,560	$834		$62,386

Provision for loans receivable
Year ended December 31, 2006	$—	$—	$—		$—
Year ended December 31, 2007	$—	$—	$—		$—
Year ended December 31, 2008	$—	$—	$—		$—

(1)	Deductions represent write-offs of amounts previously charged to the provision.