Form 10-Q
period 2009-03-31
IMAX CORP
filed 2009-05-07
CIK 921582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 30, 2009
Common stock, no par value	43,730,631

IMAX CORPORATION

IMAX CORPORATION
SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION
     Certain statements included in this quarterly report may constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, references to future capital expenditures (including the amount and nature thereof), business and technology strategies and measures to implement strategies, competitive strengths, goals, expansion and growth of business, operations and technology, plans and references to the future success of IMAX Corporation together with its wholly-owned subsidiaries (the “Company”) and expectations regarding the Company’s future operating, financial and technological results. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the expectations and predictions of the Company is subject to a number of risks and uncertainties, including, but not limited to: general economic, market or business conditions, including the length and severity of the current economic downturn; the effect of the current economic downturn and credit market disruption on the Company’s ability to refinance its existing indebtedness and on the Company’s movie exhibitor customers; the opportunities (or lack thereof) that may be presented to and pursued by the Company; competitive actions by other companies; the performance of IMAX DMR films; conditions in the in-home and out-of-home entertainment industries; the signing of theater system agreements; changes in laws or regulations; conditions, changes and developments in the commercial exhibition industry; the failure to convert theater system backlog into revenue; risks associated with the Company’s transition to a digitally-based projector; risks associated with investments and operations in foreign jurisdictions and any future international expansion, including those related to economic, political and regulatory policies of local governments and laws and policies of the United States and Canada; the potential impact of increased competition in the markets the Company operates within; risks related to foreign currency fluctuations; risks related to the Company’s prior restatements and the related litigation and ongoing inquiries by the Securities and Exchange Commission (the “SEC”) and the Ontario Securities Commission; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this annual report are qualified by these cautionary statements, and actual results or anticipated developments by the Company may not be realized, and even if substantially realized, may not have the expected consequences to, or effects on, the Company. The Company undertakes no obligation to update publicly or otherwise revise any forward-looking information, whether as a result of new information, future events or otherwise.
IMAX®, IMAX® Dome, IMAX® 3D, IMAX® 3D Dome, Experience It In IMAX®, The IMAX Experience ®, An IMAX Experience®,
IMAX DMR®, DMR®, IMAX MPX®, IMAX think big® and think big® are trademarks and trade names of the Company or its subsidiaries that are registered or otherwise protected under laws of various jurisdictions.

IMAX CORPORATION
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

IMAX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
In accordance with United States Generally Accepted Accounting Principles
(In thousands of U.S. dollars)

	March 31,	December 31,
	2009	2008
	(unaudited)
Assets
Cash and cash equivalents	$18,721	$27,017
Accounts receivable, net of allowance for doubtful accounts of $2,808 (December 31, 2008 — $2,901)	24,822	22,982
Financing receivables (note 3)	57,452	56,138
Inventories (note 4)	15,863	19,822
Prepaid expenses	3,071	1,998
Film assets	3,629	3,923
Property, plant and equipment (note 5)	45,237	39,405
Other assets (note 19(c))	16,945	16,074
Goodwill	39,027	39,027
Other intangible assets (note 6)	2,214	2,281

Total assets	$226,981	$228,667

Liabilities
Bank indebtedness (note 8)	$20,000	$20,000
Accounts payable	16,205	15,790
Accrued liabilities (notes 9(a), 9(c), 10, 15(a), 17(a), 17(c), 19(c))	64,108	58,199
Deferred revenue	65,187	71,452
Senior Notes due December 2010 (note 7)	160,000	160,000

Total liabilities	325,500	325,441

Commitments and contingencies (notes 9 and 10)

Shareholders’ deficiency
Capital stock (note 15) common shares — no par value. Authorized — unlimited number. Issued and outstanding — 43,730,631 (December 31, 2008 — 43,490,631)	142,430	141,584
Other equity	5,728	5,183
Deficit	(249,651)	(247,009)
Accumulated other comprehensive income	2,974	3,468

Total shareholders’ deficiency	(98,519)	(96,774)

Total liabilities and shareholders’ deficiency	$226,981	$228,667

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
In accordance with United States Generally Accepted Accounting Principles
(In thousands of U.S. dollars, except per share amounts)
(Unaudited)

	Three Months
	Ended March 31,
	2009	2008
Revenues
Equipment and product sales	$13,360	$6,698
Services (note 11(c))	14,887	14,207
Rentals (note 11(c))	3,247	1,544
Finance income	1,012	1,071
Other	1,216	—

	33,722	23,520

Costs and expenses applicable to revenues
Equipment and product sales (note 11(a))	7,241	2,965
Services (note 11(a))	9,940	9,689
Rentals (note 11(a))	2,166	730
Other	245	—

	19,592	13,384

Gross margin	14,130	10,136
Selling, general and administrative expenses (note 11(b))	10,904	12,387
Research and development	547	2,488
Amortization of intangibles	145	133
Receivable provisions net of recoveries (note 13)	510	748

Income (loss) from operations	2,024	(5,620)
Interest income	21	126
Interest expense	(4,427)	(4,496)

Loss from continuing operations before income taxes	(2,382)	(9,990)
Provision for income taxes	(260)	(269)

Net loss	$(2,642)	$(10,259)

Loss per share — basic & diluted:
Net loss	$(0.06)	$(0.25)

Comprehensive loss consists of:
Net loss	$(2,642)	$(10,259)
Amortization of prior service cost (credits) (net of income tax provision of $10 and recovery of $17 for the three months ended March 31, 2009 and 2008, respectively)	26	(45)
Amortization of actuarial gain on defined benefit plan (net of income tax recovery of $47 for the three months ended March 31, 2009)	(123)	—
Unrealized hedging loss (net of income tax recovery of $47 for the three months ended March 31, 2009)	(482)	—
Realization of hedging losses upon settlement (net of income tax provision of $nil for the three months ended March 31, 2009)	85	—

	$(3,136)	$(10,304)

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In accordance with United States Generally Accepted Accounting Principles
(In thousands of U.S. dollars)
(Unaudited)

	Three Months
	Ended March 31,
	2009	2008
Cash provided by (used in):
Operating Activities
Net loss	$(2,642)	$(10,259)
Items not involving cash:
Depreciation and amortization (note 12(c))	3,993	4,203
Write-downs net of recoveries (note 13)	510	748
Change in deferred income taxes	84	17
Stock and other non-cash compensation	855	1,257
Foreign currency exchange loss	814	191
Change in cash surrender value of life insurance	(19)	(13)
Investment in film assets	(2,169)	(2,445)
Changes in other non-cash operating assets and liabilities (note 12(a))	(3,358)	9,443

Net cash (used in) provided by operating activities	(1,932)	3,142

Investing Activities
Purchase of property, plant and equipment	(343)	(1,766)
Investment in joint revenue sharing equipment	(7,022)	—
Acquisition of other assets	(187)	(78)
Acquisition of other intangible assets	(78)	(95)

Net cash used in investing activities	(7,630)	(1,939)

Financing Activities
Common shares issued — stock options exercised	846	266

Net cash provided by financing activities	846	266

Effects of exchange rate changes on cash	420	(309)

(Decrease) increase in cash and cash equivalents, during the period	(8,296)	1,160

Cash and cash equivalents, beginning of period	27,017	16,901

Cash and cash equivalents, end of period	$18,721	$18,061

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
     The Company has evaluated its various variable interests to determine whether they are VIEs in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). The Company has 7 film production companies that are VIEs. As the Company is exposed to the majority of the expected losses for 2 of the film production companies, the Company has determined that it is the primary beneficiary of these entities. The Company continues to consolidate these entities, with no material impact on the operating results or financial condition of the Company, as these production companies have total assets and total liabilities of less than $0.1 million as at March 31, 2009 (December 31, 2008 — less than $0.1 million). For the other 5 film production companies which are VIEs, the Company did not consolidate these film entities since it does not bear the majority of the expected losses or expected residual returns. The Company equity accounts for these entities. As at March 31, 2009, these 5 VIEs have total assets of $0.3 million (December 31, 2008 — less than $0.1 million) and total liabilities of $0.3 million (December 31, 2008 — less than $0.1 million). Earnings of the investees included in the Company’s condensed consolidated statement of operations amounted to $nil for the three months ended March 31, 2009 (March 2008 — $nil). The carrying value of these investments in VIEs that are not consolidated is $nil at March 31, 2009 (December 31, 2008 — $nil). A loss in value of an investment other than a temporary decline is recognized as a charge to the consolidated statement of operations.
     All significant intercompany accounts and transactions, including all unrealized intercompany profits on transactions with equity-accounted investees, have been eliminated.
     The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.
     These interim financial statements should be read in conjunction with the consolidated financial statements included in the Company’s 2008 Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”) which should be consulted for a summary of the significant accounting policies utilized by the Company. These interim financial statements are prepared following accounting policies consistent with the Company’s financial statements for the year ended December 31, 2008, except as noted below.

2. Changes in Accounting Policies
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities that are not remeasured at fair value on a recurring basis until fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FASB Staff Position 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. For financial assets and financial liabilities, SFAS 157 was effective for the Company on January 1, 2008, on a prospective basis. The application of SFAS 157, as amended by SFAS 157-3, to the financial assets and financial liabilities did not have a material effect on the Company’s financial condition or results of operations as of January 1, 2008. For non-financial assets and non-financial liabilities, SFAS 157 was effective for the Company on January 1, 2009, on a prospective basis. The application of SFAS 157, as amended, to the non-financial assets and non-financial liabilities did not have a material effect on the Company’s financial condition or results of operations.
     In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s (“SEC’s”) approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to Proposed Auditing Standard Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. In 2008, the Company adopted SFAS 162. The application of SFAS 162 had no impact on the Company’s financial condition or results of operations as the accounting principles used to prepare its financial statements are in accordance with the SFAS 162 framework and therefore in conformance with U.S. GAAP.
     In December 2008, the FASB issued FASB Staff Position Financial Accounting Standard 140-4 and FASB Interpretation No. 46R-8, “Disclosures by Public Entities (Enterprises) about Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”), to require public enterprises to provide additional disclosures about their involvement with variable interest entities as defined in FIN 46R. Additional disclosures include disclosures of the significant judgments and assumptions made in determining whether or not to consolidate a variable interest entity, the nature of restrictions on the consolidated variable interest entity’s assets, the nature of, and changes in, the risks associated with the Company’s involvement with the variable interest entity and how the Company’s involvement affects its financial position, financial performance, and cash flows. FSP FAS 140-4 and FIN 46(R)-8 is effective for the first reporting period ending after December 15, 2008. In 2008, the Company adopted FSP FAS 140-4 and FIN 46(R)-8. The application of FSP FAS 140-4 and FIN 46(R)-8 had no material impact on the Company’s financial condition or results of operations as presented in note 1.
     In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, “Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company adopted SFAS 160 on January 1, 2009. The application of SFAS 160 did not have an effect on the Company’s financial condition or results of operations.

     In December 2007, the FASB ratified the Emerging Issues Task Force consensus No. 07-01, “Accounting for Collaborative Arrangements” (“EITF 07-01”). The objective of the EITF 07-01 is to define collaborative arrangements and establish reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties that are not specifically addressed within the scope of other authoritative accounting literature. EITF 07-01 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. EITF 07-01 is to be applied as a change in accounting principle through retrospective application to all prior periods presented for all collaborative arrangements existing as of the effective date, unless it is impracticable to do so. The Company adopted EITF 07-01 on January 1, 2009. The application of EITF 07-01 did not have an effect on the Company’s financial condition or results of operations. In accordance with EITF 07-01, the Company has expanded its disclosures as presented in note 11(c).
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), in order to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedge items affect an entity’s financial position, financial performance, and cash flows. The statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. SFAS 161 is effective for fiscal years beginning after November 15, 2008. On January 1, 2009, the Company adopted SFAS 161 and, accordingly, has expanded its disclosures as presented in note 19.
     In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Lifes of Intangible Assets”, (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and the period of expected cash flows used to measure the fair value of the asset. Specifically, the Company is required to use its own historical experience in renewing or extending the estimated life of an intangible asset as opposed to legal, regulatory or contractual provisions that enable renewal or extension of the asset’s legal or contractual life without substantial cost. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, on a prospective basis. Early adoption is prohibited. Intangible assets acquired after January 1, 2009 are accounted for in accordance with SFAS 142, as amended by FSP 142-3, and the required disclosure is presented in note 6.
3. Financing Receivables
     Financing receivables, consisting of net investment in sales-type leases and receivables from financed sales of theater systems are as follows:

	March 31,	December 31,
	2009	2008
Gross minimum lease payments receivable	$71,059	$72,100
Unearned finance income	(22,901)	(23,558)

Minimum lease payments receivable	48,158	48,542
Accumulated allowance for uncollectible amounts	(5,001)	(4,884)

Net investment in leases	43,157	43,658

Gross receivables from financed sales	21,123	18,515
Unearned financed income	(6,828)	(6,035)

Net financed sale receivables	14,295	12,480

Total financing receivables	$57,452	$56,138

Net financed sale receivables due within one year	$2,518	$1,948
Net financed sale receivables due after one year	$11,777	$10,532
     As at March 31, 2009, the financed sale receivables had a weighted average effective interest rate of 9.8% (December 31, 2008 — 9.5%).

4. Inventories

	March 31,	December 31,
	2009	2008
Raw materials	$5,369	$6,392
Work-in-process	949	1,863
Finished goods	9,545	11,567

	$15,863	$19,822

     At March 31, 2009, finished goods inventory for which title had passed to the customer and revenue was deferred amounted to $6.1 million (December 31, 2008 — $5.5 million).
     Inventories at March 31, 2009 include provisions for excess and obsolete inventory based upon current estimates of net realizable value considering future events and conditions of $5.3 million (December 31, 2008 — $5.3 million).
5. Property, Plant and Equipment

	As at March 31, 2009
		Accumulated	Net Book
	Cost	Depreciation	Value
Equipment leased or held for use
Theater system components(1)(2)	$53,076	$27,520	$25,556
Camera equipment	5,954	5,954	—

	59,030	33,474	25,556

Assets under construction(3)	5,375	—	5,375

Other property, plant and equipment
Land	1,593	—	1,593
Buildings	14,723	8,028	6,695
Office and production equipment(4)	28,213	24,854	3,359
Leasehold improvements	8,272	5,613	2,659

	52,801	38,495	14,306

	$117,206	$71,969	$45,237

	As at December 31, 2008
		Accumulated	Net Book
	Cost	Depreciation	Value
Equipment leased or held for use
Theater system components(1)(2)	$48,474	$29,007	$19,467
Camera equipment	5,954	5,953	1

	54,428	34,960	19,468

Assets under construction(3)	5,063	—	5,063

Other property, plant and equipment
Land	1,593	—	1,593
Buildings	14,723	7,902	6,821
Office and production equipment(4)	28,006	24,371	3,635
Leasehold improvements	8,272	5,447	2,825

	52,594	37,720	14,874

	$112,085	$72,680	$39,405

(1)	Included in theater system components are assets with costs of $23.7 million (December 31, 2008 — $23.5 million) and accumulated depreciation of $21.5 million (December 31, 2008 — $21.3 million) that are leased to customers under operating leases.

(2)	Included in theater system components are assets with costs of $25.2 million (December 31, 2008 — $20.8 million) and accumulated depreciation of $2.9 million (December 31, 2008 — $4.5 million) that are used in joint revenue sharing arrangements.

(3)	Included in assets under construction are components with costs of $5.0 million (December 31, 2008 — $4.8 million) that will be utilized to construct assets to be used in joint revenue sharing arrangements.

(4)	Included in office and production equipment are assets under capital lease with costs of $1.5 million (December 31, 2008 — $1.5 million) and accumulated depreciation of $1.2 million (December 31, 2008— $1.1 million).

6. Other Intangible Assets

	As at March 31, 2009
		Accumulated	Net Book
	Cost	Amortization	Value
Patents and trademarks	$6,435	$4,279	$2,156
Intellectual property rights	100	42	58
Other	250	250	—

	$6,785	$4,571	$2,214

	As at December 31, 2008
		Accumulated	Net Book
	Cost	Amortization	Value
Patents and trademarks	$6,357	$4,137	$2,220
Intellectual property rights	100	39	61
Other	250	250	—

	$6,707	$4,426	$2,281

     The Company expects to amortize approximately $0.4 million of other intangible assets for the remainder of 2009 and $0.5 million for each of the next 5 years, respectively. Fully amortized other intangible assets are still in use by the Company.
     During the quarter ended March 31, 2009, the Company acquired less than $0.1 million in patents and trademarks. The residual value of these patents and trademarks was less than $0.1 million as at March 31, 2009. The weighted average amortization period for these additions was 10 years.
     During the quarter ended March 31, 2009, the Company did not incur costs to renew or extend the term of acquired other intangible assets.
7. Senior Notes due December 2010
     As at March 31, 2009 the Company had outstanding $160.0 million (December 31, 2008 — $160.0 million) in principal amount of Senior Notes due December 1, 2010 (the “Senior Notes”).
     The Senior Notes bear interest at a rate of 9.625% per annum and are unsecured obligations that rank equally with any of the Company’s existing and future senior indebtedness and senior to all of the Company’s existing and future subordinated indebtedness. The payment of principal, premium, if any, and interest on the Senior Notes is unconditionally guaranteed, jointly and severally, by certain of the Company’s wholly-owned subsidiaries. Interest is paid on a semi-annual basis on June 1 and December 1. The Senior Notes are subject to redemption for cash by the Company, in whole or in part, from April 1, 2009 to November 30, 2009 at 102.406%, together with accrued and unpaid interest thereon to the redemption date. Beginning December 1, 2009, and thereafter, the Senior Notes will be redeemable by the Company at 100.000%, together with accrued and unpaid interest thereon to the redemption date. If certain changes were to result in the imposition of withholding taxes under Canadian law, the Senior Notes are subject to redemption at the Company’s option, in whole but not in part, at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest to the date of redemption. In the event of a change in control, the Company will be required to make an offer to repurchase the Senior Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase.
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

8. Credit Facility
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

(iii)	a minimum level of trailing cash collections in the preceding twenty-six week period ($63.4 million as at March 31, 2009), reduced for outstanding letters of credit and advance payment guarantees and subject to maintaining a minimum Excess Availability (as defined in the Credit Facility) of $5.0 million.
     The Credit Facility, which is collateralized by a first priority security interest in all of the current and future assets of the Company, contains typical affirmative and negative covenants, including covenants that restrict the Company’s ability to: incur certain additional indebtedness; make certain loans, investments or guarantees; pay dividends; make certain asset sales; incur certain liens or other encumbrances; conduct certain transactions with affiliates and enter into certain corporate transactions. In addition, the Credit Facility agreement contains customary events of default, including upon an acquisition or a change of control that may have a material adverse effect on the Company or a guarantor. As at March 31, 2009, the Company was in compliance with all covenants under the agreement.
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
     As at March 31, 2009, the Company’s current borrowing capacity under the Credit Facility (which is also limited under the terms of the Indenture) was $11.6 million after deduction for outstanding borrowings of $20.0 million, letters of credit and advance payment guarantees of $0.3 million and the minimum Excess Availability of $5.0 million, compared with a borrowing capacity, as at December 31, 2008, of $10.5 million after deduction for outstanding borrowings of $20.0 million, letters of credit and advanced payment guarantees of $1.4 million and the minimum excess availability reserve of $5.0 million.

     The Credit Facility bears interest at the applicable prime rate per annum or LIBOR plus a margin as specified therein. As at March 31, 2009, outstanding borrowings bear interest at the LIBOR rate plus an applicable margin. The effective interest rate for the three months ended March 31, 2009 was 2.27% under the Credit Facility.
Bank of Montreal Facilities
     As at March 31, 2009, the Company has available a $10.0 million facility (December 31, 2008 — $10.0 million) with the Bank of Montreal for use solely in conjunction with the issuance of performance guarantees and letters of credit fully insured by Export Development Canada (the “Bank of Montreal Facility”). As at March 31, 2009, the Company also has letters of credit outstanding of $5.7 million as compared to $5.2 million as at December 31, 2008, under the Bank of Montreal Facility.
     As at March 31, 2009, the Company has available a $5.0 million (December 31, 2008 — $5.0 million) facility solely used to cover the Company’s settlement risk on its purchased foreign currency forward contracts. The facility is fully insured by Export Development Canada. As at March 31, 2009, the settlement risk on its foreign currency forward contracts was $0.6 million (December 31, 2008 — $nil) as notional value exceeded the fair value of the forward contracts.
9. Commitments
     (a) The Company’s lease commitments consist of rent and equipment under operating leases. The Company accounts for any incentives provided over the term of the lease. Total minimum annual rental payments to be made by the Company under operating leases as at March 31, 2009 for each of the years ended December 31, are as follows:

2009 (nine months remaining)	$4,434
2010	6,072
2011	6,047
2012	5,917
2013	2,129
Thereafter	3,114

$27,713

     Rent expense was $1.3 million for three months ended March 31, 2009 (2008 — $1.4 million) net of sublease rental of $0.1 million
(2008 — less than $0.1 million).
     Recorded in the accrued liabilities balance as at March 31, 2009 is $6.1 million (December 31, 2008 — $6.2 million) related to lease inducements and accrued rent.
     Purchase obligations under long-term supplier contracts as at March 31, 2009 were $7.0 million (December 31, 2008 — $4.8 million).
     (b) As at March 31, 2009, the Company has letters of credit and advance payment guarantees of $0.3 million (December 31, 2008 — $1.4 million) outstanding, of which the entire balance has been secured by the Credit Facility. As at March 31, 2009, the Company also has letters of credit outstanding of $5.7 million as compared to $5.2 million as at December 31, 2008, under the Bank of Montreal Facility.
     (c) The Company compensates its sales force with both fixed and variable compensation. Commissions on the sale or lease of the Company’s theater systems are payable in graduated amounts from the time of collection of the customer’s first payment to the Company up to the collection of the customer’s last initial payment. At March 31, 2009, $0.6 million (December 31, 2008 —$0.5 million) of commissions have been accrued and will be payable in future periods.

10. Contingencies and Guarantees
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
     (a) In March 2005, the Company, together with Three-Dimensional Media Group, Ltd. (“3DMG”), filed a complaint in the U.S. District Court for the Central District of California, Western Division, against In-Three, Inc. (“In-Three”) alleging patent infringement. On March 10, 2006, the Company and In-Three entered into a settlement agreement settling the dispute between the Company and In-Three. On June 12, 2006, the U.S. District Court for the Central District of California, Western Division, entered a stay in the proceedings against In-Three pending the arbitration of disputes between the Company and 3DMG. Arbitration was initiated by the Company against 3DMG on May 15, 2006 before the International Centre for Dispute Resolution in New York, alleging breaches of the license and consulting agreements between the Company and 3DMG. On June 15, 2006, 3DMG filed an answer denying any breaches and asserting counterclaims that the Company breached the parties’ license agreement. On June 21, 2007, the Arbitration Panel unanimously denied 3DMG’s Motion for Summary Judgment filed on April 11, 2007 concerning the Company’s claims and 3DMG’s counterclaims. On October 5, 2007, 3DMG amended its counterclaims and added counterclaims from UNIPAT.ORG relating to fees allegedly owed to UNIPAT.ORG by the Company. An evidentiary hearing on liability issues originally scheduled for June 2008 has been postponed until a later date to be set by the Arbitration Panel. The proceeding was suspended on May 4, 2009 due to failure of 3DMG to pay fees associated with the proceeding. Further proceedings on damages issues will be scheduled if and when necessary. The Company will continue to pursue its claims vigorously and believes that all allegations made by 3DMG are without merit. The Company further believes that the amount of loss, if any, suffered in connection with the counterclaims would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of the arbitration.
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

     (c) In June 2004, Robots of Mars, Inc. (“Robots”) initiated an arbitration proceeding against the Company in California with the American Arbitration Association pursuant to an arbitration provision in a 1994 film production agreement between Robots’ predecessor-in-interest and a subsidiary of the Company, asserting claims for breach of contract, fraud, breach of fiduciary duty and intentional interference with the contract. Robots is seeking an accounting of the Company’s revenues and an award of all sums alleged to be due to Robots under the production agreement, as well as punitive damages. The Company recently filed a dispositive motion with respect to Robots’ tort causes of action, as well as its claims for an accounting and punitive damages. The arbitration hearing of this matter is scheduled to commence June 1, 2009. The Company intends to vigorously defend the arbitration proceeding and believes the amount of the loss, if any, that may be suffered in connection with this proceeding will not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of such arbitration.
     (d) The Company and certain of its officers and directors were named as defendants in eight purported class action lawsuits filed between August 11, 2006 and September 18, 2006, alleging violations of U.S. federal securities laws. These eight actions were filed in the U.S. District Court for the Southern District of New York. On January 18, 2007, the Court consolidated all eight class action lawsuits and appointed Westchester Capital Management, Inc. as the lead plaintiff and Abbey Spanier Rodd & Abrams, LLP as lead plaintiff’s counsel. On October 2, 2007, plaintiffs filed a consolidated amended class action complaint. The amended complaint, brought on behalf of shareholders who purchased the Company’s common stock between February 27, 2003 and July 20, 2007, alleges primarily that the defendants engaged in securities fraud by disseminating materially false and misleading statements during the class period regarding the Company’s revenue recognition of theater system installations, and failing to disclose material information concerning the Company’s revenue recognition practices. The amended complaint also added PricewaterhouseCoopers LLP, the Company’s auditors, as a defendant. The lawsuit seeks unspecified compensatory damages, costs, and expenses. The defendants filed a motion to dismiss the amended complaint on December 10, 2007. On September 16, 2008, the Court issued a memorandum opinion and order, denying the motion. On October 6, 2008, the defendants filed an answer to the amended complaint. On October 31, 2008, the plaintiffs filed a motion for class certification. Fact discovery on the merits commenced on November 14, 2008 and is ongoing. On March 13, 2009, the Court granted a second prospective lead plaintiff’s request to file a motion for reconsideration of the Court’s order naming Westchester Capital Management, Inc. as the lead plaintiff and issued an order denying without prejudice plaintiff’s class certification motion pending resolution of the motion for reconsideration. The lawsuit is at an early stage and as a result the Company is not able to estimate a potential loss exposure at this time. The Company will vigorously defend the matter, although no assurances can be given with respect to the outcome of such proceedings. The Company’s directors and officers insurance policy provides for reimbursement of costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits and deductibles.
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
     On April 27, 2009, the Court denied Catalyst’s motion for partial summary judgment and granted the Company’s motion for summary judgment, disposing of the Cross-Claims. Specifically, the Court held that the consent solicitation conducted by the Company in April 2007 was “valid, effective, and not tainted by fraud,” and that the Annual Report on Form 10-K for the year-ended December 31, 2006 was filed “in accord with the terms of the Indenture, and made in good faith.” The Court further found that “no Event of Default occurred under the Indenture, and thus no acceleration of maturity has occurred.” The Court considered all of the other arguments made by Catalyst and deemed them to be “without merit.” Catalyst has indicated an intent to appeal the Court’s ruling on summary judgment. The Company believes that any appeal would be taken without merit. The Company is unable to comment on the outcome of such an appeal, if taken, or estimate the potential loss exposure, if any.
     (h) Since June 2006, the Company has been subject to ongoing informal inquiries by the U.S. Securities and Exchange Commission and the Ontario Securities Commission. The Company has been cooperating with these inquiries and believes that they principally relate to the timing of recognition of the Company’s theater system installation revenue in 2005 and related matters. Although the Company cannot predict the timing of developments and outcomes in these inquiries, they could result at any time in developments (including charges or settlement of charges) that could have material adverse effects on the Company. These effects could include payments of fines or disgorgement or other relief with respect to the Company or its officers or employees that could be material to the Company. Such developments could also have an adverse effect on the Company’s defense of the class action lawsuits referred to above. See “Risk Factors” in Item 1A in the Company’s 2008 10-K for further discussion of these inquiries and their potential impact on the Company, including the ongoing expenses incurred in connection with cooperating with the authorities.
     (i) In addition to the matters described above, the Company is currently involved in other legal proceedings which, in the opinion of the Company’s management, will not materially affect the Company’s financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such proceedings.

     (j) In the normal course of business, the Company enters into agreements that may contain features that meet the FIN 45 definition of a guarantee. FIN 45 defines a guarantee to be a contract (including an indemnity) that contingently requires the Company to make payments (either in cash, financial instruments, other assets, shares of its stock or provision of services) to a third party based on (a) changes in an underlying interest rate, foreign exchange rate, equity or commodity instrument, index or other variable, that is related to an asset, a liability or an equity security of the counterparty, (b) failure of another party to perform under an obligating agreement or (c) failure of another third party to pay its indebtedness when due.
     Financial Guarantees
     The Company has provided no significant financial guarantees to third parties.
     Product Warranties
     The following summarizes the accrual for product warranties that was recorded as part of accrued liabilities in the consolidated balance sheets:

Balance as at December 31, 2008	$33
Payments	(5)
Warranties issued	50
Revisions	(16)

Balance as at March 31, 2009	$62

     Director/Officer Indemnifications
     The Company’s General By-law contains an indemnification of its directors/officers, former directors/officers and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amount actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the condensed consolidated balance sheet as at March 31, 2009 with respect to this indemnity.
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
11. Condensed Consolidated Statements of Operations Supplemental Information
  (a) Selling Expenses
     The Company defers direct selling costs such as sales commissions and other amounts related to its sale and sales-type lease arrangements until the related revenue is recognized. These costs included in costs and expenses applicable to revenues-equipment and product sales, totaled $0.3 million for the three months ended March 31, 2009 (2008 — $0.1 million).
     Film exploitation costs, including advertising and marketing totaled $0.5 million for the three months ended March 31, 2009 (2008 — $0.1 million) and are recorded in costs and expenses applicable to revenues-services as incurred.
     Commissions are recognized as costs and expenses applicable to revenues-rentals in the month they are earned. These costs totaled $0.4 million for the three months ended March 31, 2009 (2008 — $nil). Direct advertising and marketing costs for each theater are charged to costs and expenses applicable to revenues-rental as incurred. These costs totaled $0.3 million for the three months ended March 31, 2009 (2008 — $nil).
   (b) Foreign Exchange
     Included in selling, general and administrative expenses for the three months ended March 31, 2009 is $1.2 million (2008 —less than $0.1 million) for net foreign exchange losses related to the translation of foreign currency denominated monetary assets, liabilities and integrated subsidiaries. See note 19(c) for additional information.
   (c) Collaborative Arrangements
   Joint Revenue Sharing Arrangements
     In a joint revenue sharing arrangement, the Company receives a portion of a theater’s box-office and concession revenues in exchange for placing a theater system at the theater operator’s venue. Under joint revenue sharing arrangements, the customer has the ability and the right to operate the hardware components or direct others to operate them in a manner determined by the customer. The Company’s joint revenue sharing arrangements are typically non-cancellable for 7 to 10 years with renewal provisions. Title to equipment under joint revenue sharing arrangements does not transfer to the customer. The Company’s joint revenue sharing arrangements do not contain a guarantee of residual value at the end of the term. The customer is required to pay for executory costs such as insurance and taxes and is required to pay the Company for maintenance and extended warranty throughout the term. The customer is responsible for obtaining insurance coverage for the theater systems commencing on the date specified in the arrangement’s shipping terms and ending on the date the theater systems are delivered back to the Company.

     At March 31, 2009, the Company has signed 6 joint revenue sharing agreements for a total of 156 theater systems, the terms of which are similar in nature, rights and obligations. The accounting policy for the Company’s joint revenue sharing arrangements is disclosed in note 2(n) of the Company’s 2008 Form 10-K.
     Amounts attributable to transactions arising between the Company and its customers under joint revenue sharing arrangements are included in Rentals revenue and for the three months ended March 31, 2009 amounted to $1.9 million (2008 — $0.3 million).
   IMAX DMR
     In an IMAX DMR arrangement, the Company transforms 35mm film into the Company’s large screen film format, allowing the release of Hollywood content to the IMAX theater network. In a typical IMAX DMR film arrangement, the Company will absorb its costs for the digital re-mastering and then recoup this cost from a percentage of the gross box-office receipts of the film, which generally range from 10-15%. The Company does not typically hold distribution rights or the copyright to these films.
     For the period ended March 31, 2009, the Company exhibited 6 IMAX DMR titles through the network and is scheduled to release 6 more in the remainder of 2009, the terms of which are similar in nature, rights and obligations. The accounting policy for the Company’s IMAX DMR arrangements is disclosed in note 2(n) of the Company’s 2008 Form 10-K.
     Amounts attributable to transactions arising between the Company and its customers under IMAX DMR arrangements are included in Services revenue and for the three months ended March 31, 2009 amounted to $3.7 million (2008 — $2.9 million).
     Co-Produced Film Arrangements
     In certain film arrangements, the Company co-produces a film with a third party whereby the third party retains the copyright and rights to the film, except that the Company obtains exclusive theatrical distribution rights to the film. Under these arrangements, both parties contribute funding to the Company’s wholly-owned production company for the production of the film and for associated exploitation costs. Clauses in the film arrangements generally provide for the third party to take over the production of the film if the cost of the production exceeds its approved budget or if it appears as though the film will not be delivered on a timely basis.
     The accounting policies relating to co-produced film arrangements are disclosed in notes 2(a) and 2(n) of the Company’s 2008 Form 10-K.
     At March 31, 2009, the Company has 4 significant co-produced film arrangements, the terms of which are similar.
     For the three months ended March 31, 2009, amounts totaling $1.8 million (2008 — $1.0 million) attributable to transactions between the Company and other parties involved in the production of the films have been included in cost and expenses applicable to revenues-services.
12. Condensed Consolidated Statements of Cash Flows Supplemental Information
     (a) Changes in other non-cash operating assets and liabilities are comprised of the following:

	Three Months
	Ended March 31,
	2009	2008
Decrease (increase) in:
Accounts receivable	$(564)	$4,144
Financing receivables	(2,072)	1,141
Inventories	2,934	534
Prepaid expenses	(1,072)	(1,534)
Commissions and other deferred selling expenses	(5)	(332)
Insurance recoveries	(1,413)	1,050
Increase (decrease) in:
Accounts payable	924	(3,526)
Accrued and other liabilities	4,175	(2)
Deferred revenue	(6,265)	7,968

	$(3,358)	$9,443

     (b) Cash payments made on account of:

	Three Months
	Ended March 31,
	2009	2008
Income taxes	$86	$138

Interest	$172	$97

     (c) Depreciation and amortization are comprised of the following:

	Three Months
	Ended March 31,
	2009	2008
Film assets(1)	$1,460	$2,311
Property, plant and equipment
Joint revenue sharing arrangements	887	308
Other property, plant and equipment	1,148	1,093
Other intangible assets	145	133
Deferred financing costs	353	358

	$3,993	$4,203

(1)	Included in film asset amortization is a charge of $nil (2008 — $0.7 million) relating to changes in estimates based on the ultimate recoverability of future films.

13. Receivable Provisions, Net of Recoveries

	Three Months
	Ended March 31,
	2009	2008
Accounts receivable provisions, net of recoveries	$19	$730
Financing receivables, net of recoveries	491	18

Receivable provisions, net of recoveries	$510	$748

14. Income Taxes
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
     On March 12, 2009, the Government of Canada enacted Bill C-10, which included legislation allowing corporations to elect to file their Canadian corporate tax returns in the corporation’s functional currency. The Company has submitted an election to file the 2008 and subsequent Canadian corporate tax returns in U.S. dollars. As a result of the election and its impact on the Company’s opening 2008 tax return balances in Canada, the Company has recorded an increase in the gross deferred tax asset of $15.6 million, which has been fully offset by a corresponding valuation allowance.
     As at March 31, 2009, the Company had net deferred income tax assets of $nil (December 31, 2008 — $nil). As at March 31, 2009, the Company had a gross deferred income tax asset of $78.8 million (December 31, 2008 — $62.4 million), against which the Company is carrying a $78.8 million valuation allowance (December 31, 2008 — $62.4 million).
     As at March 31, 2009 and December 31, 2008, the Company had total unrecognized tax benefits of $4.5 million and $4.4 million for international withholding taxes, respectively. All of the unrecognized tax benefits could impact the Company’s effective tax rate if recognized. While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could differ from the Company’s accrued position. Accordingly, additional provisions on federal, state, provincial and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.
     Consistent with its historical financial reporting, the Company has elected to classify interest and penalties related to income tax liabilities, when applicable, as part of the interest expense in its condensed consolidated statement of operations rather than income tax expense. The Company recognized approximately $0.1 million in potential interest and penalties associated with uncertain tax positions for the three months ended March 31, 2009 and 2008, respectively.
15. Capital Stock
(a) Stock-Based Compensation
     The Company has 5 stock-based compensation plans that are described below. The compensation costs recorded in the condensed consolidated statement of operations for these plans were $0.5 million and $0.8 million for the three months ended March 31, 2009 and 2008, respectively. No income tax benefit is recorded in the condensed consolidated statement of operations for these costs.
Stock Option Plan
     The Company’s Stock Option Plan, which is shareholder approved, permits the grant of options to employees, directors and consultants. The Company recorded an expense of $0.4 million for the three months ended March 31, 2009 (2008 — $0.2 million), related to grants issued to employees and directors in the plan.
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
     There were no common share options granted to employees for the three months ended March 31, 2008. The weighted average fair value of all common share options, granted to employees for the three months ended March 31, 2009 at the measurement date was $2.21 per share. The following assumptions were used:

	Three Months
	Ended March 31,
	2009	2008
Average risk-free interest rate	2.33%	N/A
Expected option life (in years)	5.45 - 5.85	N/A
Expected volatility	62%	N/A
Annual termination probability	0% - 10.01%	N/A
Dividend yield	0%	N/A
     As at March 31, 2009, the Company has reserved a total of 8,746,126 (December 31, 2008— 8,698,126) common shares for future issuance under the Stock Option Plan, of which options in respect of 6,492,830 common shares are outstanding at March 31, 2009. All awards of stock options are made at fair market value of the Company’s Common Shares on the date of grant. “Fair Market Value” of a Common Share on a given date means the higher of the closing price of a Common Share on the grant date (or the most recent trading date if the grant date is not a trading date) on the NASDAQ/National Market System, The Toronto Stock Exchange (the “TSX”) and such national exchange, as may be designated by the Company’s Board of Directors. The options generally vest between one and 5 years and expire 10 years or less from the date granted. The Stock Option Plan provides that vesting will be accelerated if there is a change of control, as defined in the plan. At March 31, 2009, options in respect of 4,198,491 common shares were vested and exercisable.
     The following table summarizes certain information in respect of option activity under the Stock Option Plan for the periods ended March 31:

			Weighted Average Exercise Price
	Number of Shares		per Share
	2009	2008	2009	2008
Options outstanding, beginning of year	6,686,182	5,908,080	$5.97	$6.71
Granted	128,398	—	4.18	—
Exercised	(240,000)	(87,333)	3.53	3.04
Forfeited	(22,750)	(15,338)	5.94	7.20
Expired	(53,000)	(57,500)	5.11	26.83
Cancelled	(6,000)	(7,662)	24.53	11.04

Options outstanding, end of period	6,492,830	5,740,247	6.01	6.56

Options exercisable, end of period	4,198,491	4,472,010	6.64	6.79

     During the three months ended March 31, 2009, the Company cancelled 6,000 stock options from its Stock Option Plan (2008 — 7,662) surrendered by Company employees for $nil consideration. Compensation cost recognized up to the cancellation date was not reversed for options cancelled.
     As at March 31, 2009, 6,067,208 options were fully vested or are expected to vest with a weighted average exercise price of $6.06, aggregate intrinsic value of $1.2 million and weighted average remaining contractual life of 4.3 years. As at March 31, 2009, options that are exercisable have an intrinsic value of $0.1 million and a weighted average remaining contractual life of 3.2 years. The intrinsic value of options exercised in the three months ended March 31, 2009 was $0.3 million (2008 — $0.3 million).

   Options to Non-Employees
     During the three months ended March 31, 2009, an aggregate of 100,000 common share options to purchase the Company’s common stock with an average exercise price of $4.05 were granted to certain advisors and strategic partners of the Company. These options have a maximum contractual life of 6 years. The option vesting ranges from immediately to 5 years. These options were granted under the Stock Option Plan. There were no common share options granted to non-employees during the three months ended March 31, 2008.
     As at March 31, 2009, non-employee options outstanding amounted to 423,314 options (2008 — 315,804) with a weighted average exercise price of $5.79 (2008 — $6.53). 317,615 options (2008 — 238,979) were exercisable with an average weighted exercise price of $6.35 (2008 — $6.98) and the vested options have an aggregate intrinsic value of less than $0.1 million (2008 — $0.2 million). The weighted average fair value of options granted to non-employees during the three months ended March 31, 2009 at the measurement date was $2.34 per share utilizing a Binomial Model with the following underlying assumptions for periods ended March 31:

	Three Months
	Ended March 31,
	2009	2008
Average risk-free interest rate	2.03%	N/A
Contractual option life	6 years	N/A
Average expected volatility	62%	N/A
Dividend yield	0%	N/A
     For the three months ended March 31, 2009, the Company recorded a charge of less than $0.1 million (2008 — less than $0.1 million) to cost and expenses applicable to revenues — services related to the non-employee stock options.
   Restricted Common Shares
     Under the terms of certain employment agreements dated July 12, 2000, the Company is required to issue either 160,000 restricted common shares or pay their cash equivalent. The restricted shares are required to be issued, or payment of their cash equivalent, upon request by the employees at any time. The aggregate intrinsic value of the awards outstanding at March 31, 2009 is $0.7 million (December 31, 2008 — $0.7 million). The Company accounts for the obligation as a liability, which is classified within accrued liabilities. The Company has recorded a recovery of less than $0.1 million and an expense of less than $0.1 million for the three months ended March 31, 2009 and 2008, respectively, due to the changes in the Company’s stock price during the period.
   Stock Appreciation Rights
     There were no stock appreciation rights (“SARs”) granted during the first quarters of 2008 and 2009. During 2007, 2,280,000 SARs with a weighted average exercise price of $6.20 per right were granted to certain Company executives. As at March 31, 2009, all 2,280,000 SARs were outstanding, of which 1,266,000 SARs were exercisable. The SARs vesting ranges from immediately to 5 years, with a remaining contractual life ranging from 4.75 to 8.75 years at March 31, 2009. The SARs were measured at fair value at the date of grant and are remeasured each period until settled. At March 31, 2009, the SARs had an average fair value of $1.16 per right (December 31, 2008 — $1.22). The Company accounts for the obligation of these SARs as a liability (March 31, 2009 — $2.0 million, December 31, 2008 — $1.9 million), which is classified within accrued liabilities. The Company has recorded a $0.1 million expense for the three months ended March 31, 2009 (2008 — $0.6 million expense) to selling, general and administrative expenses related to these SARs. None of the SARs have been exercised. The following assumptions were used for measuring the fair value of the SARs:

	As at	As at
	March 31,	December 31,
	2009	2008
Average risk-free interest rate	2.18%	1.95%
Expected option life (in years)	3.50 - 5.78	3.54 - 5.82
Expected volatility	62%	62%
Annual termination probability	0% - 10.01%	0% - 10.01%
Dividend yield	0%	0%

Warrants
     There were no warrants issued during the three months ended or outstanding as at March 31, 2009 and 2008.
   (b) Loss per Share
     Reconciliations of the numerator and denominator of the basic and diluted per-share computations are comprised of the following:

	Three Months
	Ended March 31,
	2009	2008
Net loss from continuing operations applicable to common shareholders	$(2,642)	$(10,259)

Weighted average number of common shares (000’s):
Issued and outstanding, beginning of period	43,491	40,423
Weighted average number of shares issued during the period	190	21

Weighted average number of shares used in computing basic loss per share	43,681	40,444

Weighted average number of shares used in computing diluted loss per share	43,681	40,444

     The calculation of diluted loss per share for the three months ended March 31, 2009 and 2008 excludes all shares that are issuable upon exercise of options as the impact of these exercises would be antidilutive.
   (c) Shareholders’ Deficiency
     The following summarizes the movement of Shareholders’ Deficiency for the three months ended March 31, 2009:

Balance as at December 31, 2008	$(96,774)
Issuance of common shares	846
Net loss	(2,642)
Adjustment to other equity for employee stock options granted	411
Adjustment to other equity for non-employee stock options granted	134
Adjustments to accumulated other comprehensive income to amortize the prior service costs related to pensions and record the prior service cost	26
Adjustments to accumulated other comprehensive income to amortize the defined benefit pension plan actuarial gain	(123)
Adjustments to accumulated other comprehensive income to record unrealized hedging losses	(482)
Adjustments to accumulated other comprehensive income to record the realization of hedging losses upon settlement	85

Balance as at March 31, 2009	$(98,519)

16. Segmented Information
     The Company has eight reportable segments identified by category of product sold or service provided: IMAX systems; theater system maintenance; joint revenue sharing arrangements; film production and IMAX DMR; film distribution; film post-production; theater operations; and other. The IMAX systems segment designs, manufactures, sells or leases IMAX theater projection system equipment. The theater system maintenance segment maintains IMAX theater projection system equipment in the IMAX theater network. The joint revenue sharing arrangements segment provides IMAX theater projection system equipment to an exhibitor in exchange for a share of the box-office and concession revenues. The film production and IMAX DMR segment produces films and performs film re-mastering services. The film distribution segment distributes films for which the Company has distribution rights. The film post-production segment provides film post-production and film print services. The theater operations segment owns and operates certain IMAX theaters. The Company refers to all theater using the IMAX theater system as “IMAX theaters.” The other segment includes camera rentals and other miscellaneous items. The accounting policies of the segments are the same as those described in note 2 to the audited consolidated financial statements included in the Company’s 2008 Form 10-K.
     The Company’s Chief Operating Decision Maker (“CODM”), as defined in Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), assess segment performance based on segment revenues and gross margins. Selling, general and administrative expenses, research and development costs, amortization of intangibles, receivables provisions (recoveries), interest revenue, interest expense and tax provision (recovery) are not allocated to the segments.

     In the fourth quarter of 2008, based on the guidance in SFAS 131, the Company identified a change in internal reporting and business activities resulting in theater system maintenance and joint revenue sharing arrangements becoming new reportable segments, separate and distinct from the IMAX systems reportable segment. Prior year amounts have been restated to conform to the current reportable segment presentation.
     Transactions between the film production and IMAX DMR segment and the film post-production segment are valued at exchange value. Inter-segment profits are eliminated upon consolidation, as well as for the disclosures below.
     Transactions between the other segments are not significant.

	Three Months
	Ended March 31,
	2009	2008
Revenue
IMAX systems	$16,452	$8,158
Theater system maintenance	4,360	3,983
Joint revenue sharing arrangements	1,908	348
Films
Production and IMAX DMR	3,700	2,916
Distribution	3,242	2,753
Post-production	872	1,724
Theater operations	2,714	2,831
Other	474	807

Total	$33,722	$23,520

Gross margins
IMAX systems(1)	$8,895	$5,559
Theater system maintenance	2,312	1,588
Joint revenue sharing arrangements(1)	344	40
Films
Production and IMAX DMR(1)	1,770	306
Distribution(1)	336	1,374
Post-production	640	1,551
Theater operations	(110)	(302)
Other	(57)	20

Total	$14,130	$10,136

(1)	IMAX systems include commission costs of $0.3 million and $0.1 million for the three months ended March 31, 2009 and 2008, respectively. Joint revenue sharing arrangements includes advertising, marketing and commission costs of $0.7 million and $nil for the three months ended March 31, 2009 and 2008, respectively. Production and DMR includes marketing costs of $0.1 million and $nil for the three months ended March 31, 2009 and 2008, respectively. Distribution includes marketing costs of $0.4 million and $0.1 million for the three months ended March 31, 2009 and 2008, respectively.

	March 31,	December 31,
	2009	2008
Assets
IMAX systems	$105,266	$107,640
Theater system maintenance	13,638	14,120
Joint revenue sharing arrangements	44,079	37,145
Films
Production and IMAX DMR	13,253	14,891
Distribution	7,723	5,106
Post-production	4,350	3,086
Theater operations	904	873
Other	813	845
Corporate and other non-segment specific assets	36,955	44,961

Total	$226,981	$228,667

17. Employees Pension and Postretirement Benefits
   (a) Defined Benefit Plan
     The Company has an unfunded U.S. defined benefit pension plan, the SERP, covering Richard L. Gelfond, Chief Executive Officer (“CEO”) of the Company and Bradley J. Wechsler, Chairman of the Company’s Board of Directors. The SERP provides for a lifetime retirement benefit from age 55 determined as 75% of the member’s best average 60 consecutive months of earnings over the member’s employment history. The benefits were 50% vested as at July 2000, the SERP initiation date. The vesting percentage increases on a straight-line basis from inception until age 55. As at March 31, 2009, the benefits of Mr. Wechsler were 100% vested while the benefits of Mr. Gelfond were approximately 93.4% vested. The vesting percentage of a member whose employment terminates other than by voluntary retirement or upon a change in control shall be 100%.
     Under the terms of the SERP, if Mr. Gelfond’s employment terminates other than for cause prior to August 1, 2010, he is entitled to receive SERP benefits in the form of monthly annuity payments until the earlier of a change of control or August 1, 2010, at which time he is entitled to receive remaining benefits in the form of a lump sum payment. If Mr. Gelfond’s employment terminates other than for cause on or after August 1, 2010, he is entitled to receive SERP benefits in the form of a lump sum payment. SERP benefit payments to Mr. Gelfond are subject to a deferral for six months after the termination of his employment, at which time Mr. Gelfond will be entitled to receive interest on the deferred amount credited at the applicable federal rate for short-term obligations.
     Under the terms of the SERP, annuity payments payable thereunder to Mr. Wechsler, whose employment as Co-CEO terminated effective April 1, 2009, shall be deferred for six months after the termination of his employment and paid on the first date of the seventh month following such termination, at which time Mr. Wechsler will be entitled to receive interest on the deferred amount credited at the applicable federal rate for short term obligations. Thereafter, in accordance with the terms of the SERP, Mr. Wechsler is entitled to receive monthly annuity payments until the earlier of a change of control or August 1, 2010, at which time he is entitled to receive remaining benefits in the form of a lump sum payment.
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
     The amounts accrued for the SERP are determined as follows:

Three Months
Ended March 31,
2009
Projected benefit obligation:
Obligation, beginning of period	$26,381
Service cost	161
Interest cost	335
Amendments	—
Actuarial (gain) loss	—

Obligation, end of period and unfunded status	$26,877

     The following table provides disclosure of pension expense for the SERP:

	Three Months Ended March 31,
	2009	2008
Service cost	$161	$198
Interest cost	335	313
Amortization of prior service cost (credit)	36	(62)
Amortization of actuarial gain	(170)	—

Pension expense	$362	$449

     The accumulated benefit obligation for the SERP was $26.9 million at March 31, 2009 and $26.4 million at December 31, 2008.

     The following amounts were included in accumulated other comprehensive income (“AOCI”) and will be recognized as components of net periodic benefit cost in future periods:

	As at	As at
	March 31,	December 31,
	2009	2008
Prior service cost	$109	$145
Unrecognized actuarial gain	(3,698)	(3,868)

	$(3,589)	$(3,723)

     No contributions are expected to be made for the SERP during 2009 except to meet benefit payment obligations as they come due. The Company expects prior service costs of $0.1 million and amortization of actuarial gains of $0.5 million to be recognized as a component of net periodic benefit cost during the remainder of 2009.
     The following benefit payments are expected to be made as per the current SERP assumptions and the terms of the SERP in each of the next 5 years, and in the aggregate:

2009 (nine months remaining)	$861
2010	15,342	(1)
2011	13,970
2012	—
2013	—
Thereafter	—

	$30,173

(1)	The SERP assumptions include that Mr. Wechsler will receive a lump sum payment at August 1, 2010 and that Mr. Gelfond will receive a lump sum payment in 2011 upon retirement at the end of the current term of his employment agreement.
     At the time the Company established the SERP, it also took out life insurance policies on Messrs. Gelfond and Wechsler with coverage amounts of $21.5 million in aggregate to which the Company is the beneficiary. The Company may use the cash surrender value or the proceeds of the life insurance policies taken on Messrs. Gelfond and Wechsler to be applied towards the benefits due and payable under the SERP, although there can be no assurance that the Company will ultimately do so. At March 31, 2009, the cash surrender value of the insurance policies is $6.4 million (December 31, 2008 — $6.2 million) and has been included in other assets.
   (b) Defined Contribution Plan
     The Company also maintains defined contribution pension plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During the three months ended March 31, 2009 and 2008, the Company contributed and expensed an aggregate of $0.2 million and $0.2 million, respectively, to its Canadian plan and an aggregate of $0.1 million and $0.1 million, respectively, to its defined contribution employee pension plan under Section 401(k) of the U.S. Internal Revenue Code.
   (c) Postretirement Benefits
     The Company has an unfunded postretirement plan covering Messrs. Gelfond and Wechsler. The plan provides that the Company will maintain health benefits for Messrs. Gelfond and Wechsler until they become eligible for medicare and, thereafter, the Company will provide Medicare supplement coverage as selected by Messrs. Gelfond and Wechsler. The postretirement benefits obligation as at March 31, 2009 is $0.4 million (December 31, 2008 — $0.4 million). The Company has expensed less than $0.1 million for the three months ended March 31, 2009, and 2008, respectively.
     The following benefit payments are expected to be made as per the current plan assumptions in each of the next 5 years:

2009 (nine months remaining)	$10
2010	$14
2011	$30
2012	$34
2013	$37

18. Impact of Recently Issued Accounting Pronouncements
     In April 2009, the FASB issued Staff Position 107-1 “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”). FSP FAS 107-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”), to require disclosures about fair value of financial instruments for interim financial reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 also amends Accounting Principle Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” (“APB 28-1”) to require the disclosures under FSP FAS 107-1 in all interim financial statements. FSP FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, on a prospective basis. The Company will adopt the required disclosures in its June 30, 2009 interim condensed consolidated financial statements.
     In April 2009, the FASB issued Staff Position 157-4, “Determining Whether a Market is Not Active and a Transaction is Not Distressed” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. The Staff Position applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS 157 and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, on a prospective basis. The Company is currently evaluating the potential impact of FSP FAS 157-4 on its condensed consolidated financial statements.
     In April 2009, the FASB issued Staff Position 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”) which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. The objective is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings should recognize a loss in earnings when the investment is impaired. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, on a prospective basis. The Company is currently evaluating the potential impact of FSP FAS 115-2 and FAS 124-2 on its condensed consolidated financial statements.
19. Financial Instruments
   (a) Financial Instruments
     The Company maintains cash with various major financial institutions. The Company’s cash is invested with highly rated financial institutions.
     The Company’s accounts receivables and financing receivables are subject to credit risk. The Company’s accounts receivable and financing receivables are concentrated with the theater exhibition industry and film entertainment industry. To minimize the Company’s credit risk, the Company retains title to underlying theater systems leased, performs initial and ongoing credit evaluations of its customers and makes ongoing provisions for its estimate of potentially uncollectible amounts. The Company believes it has adequately provided for related exposures surrounding receivables and contractual commitments. The Company’s policy is to not use any financial instruments for trading or other speculative purposes.
   (b) Fair Value Measurements
     The carrying values of the Company’s cash and cash equivalents, accounts receivable, borrowings under the Credit Facility, accounts payable and accrued liabilities due within one year approximate fair values due to the short-term maturity of these instruments. The Company’s other financial instruments are fair valued at each reporting period-end.
     The fair value of foreign currency derivatives are determined using quoted prices in active markets (Level 1 input in accordance with the SFAS 157 hierarchy) for identical instruments at the measurement date.

   (c) Foreign Exchange Risk Management
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
     Beginning in the fourth quarter of 2008 and continuing in 2009, the Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under SFAS 133 at inception, and continue to meet hedge effectiveness tests at March 31, 2009 (the “Foreign Currency Hedges”), with settlement dates throughout 2009 and 2010. In addition, at March 31, 2009, the Company held foreign currency forward contracts to manage foreign currency risk on future anticipated Canadian dollar expenditures that were not considered Foreign Currency Hedges by the Company. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the condensed consolidated statement of operations except for derivatives designated and qualifying as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income (“OCI”) and reclassified to the condensed consolidated statement of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the consolidated statement of operations.
     The following tabular disclosures reflect the impact that derivatives instruments and hedging activities have on the Company’s condensed consolidated financial statements:
     Notional value of derivative instruments as at:

	Notional Value
	March 31,	December 31,
	2009	2008
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	$14,190	$13,072

Derivatives not designated as hedging instruments:
Foreign exchange contracts — Forwards	18,450	17,050

	$32,640	$30,122

     Fair value of derivative instruments as at:

		Fair Value
		March 31,	December 31,
	Balance Sheet Location	2009	2008
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets (Accrued liabilities)	$(272)	$172

Derivatives not designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets (Accrued liabilities)	$(349)	$226

		$(621)	$398

     Derivatives in Foreign Currency Hedging relationships as at:

			Location of Derivative Gain
	Derivative Gain (Loss) Recognized		(Loss) Reclassified from	Loss Reclassified from AOCI
	in OCI (Effective Portion)		AOCI into Income	to Income (Effective Portion)
	March 31, 2009	March 31, 2008	(Effective Portion)	March 31, 2009	March 31, 2008
Foreign exchange contracts — Forwards	$(529)	$—	Selling, general and administrative expenses	$(85)	$—

	$(529)	$—		$(85)	$—

     Non Designated Derivatives in Foreign Currency relationships for the three months ended March 31:

		Three Months Ended
		March 31,
	Location of Derivative Loss	2009	2008
Foreign exchange contracts — Forwards	Selling, general and administrative expenses	$(575)	$—

		$(575)	$—

   (d) Other
     As at March 31, 2009, the Company’s principal sources of liquidity included cash and cash equivalents of $18.7 million, the Credit Facility, trade accounts receivable of $24.8 million and anticipated collection from financing receivables due in the next 12 months of $10.8 million. As at March 31, 2009, the Company has drawn down $20.0 million on the Credit Facility, and has letters of credit of $0.3 million outstanding under the Credit Facility and $5.7 million under the Bank of Montreal Facility.
     During the first quarter of 2009, the Company used cash of $1.9 million (including film assets) to fund its operations and $7.3 million to fund capital expenditures, principally to build equipment for use in joint revenue sharing arrangements. In addition, the Company has experienced an operating loss in the last 3 fiscal years. Based on management’s current operating plan for 2009, the Company expects to continue to use cash as it deploys additional theater systems under joint revenue sharing arrangements. Cash flows from joint revenue sharing arrangements are derived solely from the theater box-office and concession revenues and the Company invested directly in the roll out of 17 new theater systems and 5 digital upgrades under joint revenue sharing arrangements in the first quarter of 2009.
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
     A significant portion of the Company’s future cash flows are expected to be generated from box office performance of films. Under joint revenue sharing arrangements, the Company receives a portion of theater box-office and concession revenues. Under arrangements for IMAX DMR films, the Company receives participation fees from the film studios based on the revenues generated by the IMAX DMR films. The box office receipts are subject to consumer spending habits and acceptance and success of the respective films. It is possible that the estimated future cash flows arising from these sources assumed in management’s operating plan may not be achieved.

     In addition to the risks and uncertainties related to the 2009 operating plan, the Company has certain significant expected future payments. The Company’s Senior Notes and the Credit Facility mature on December 1, 2010 and October 31, 2010, respectively. In addition, the Company has an unfunded defined benefit pension plan covering Messrs. Gelfond and Wechsler (see note 17) with estimated cash payments of approximately $15.3 million due August 1, 2010, although Messrs. Gelfond and Wechsler have indicated a willingness to discuss potential deferment of the pension obligations if the Company were to initiate such discussions. The Company expects it will need to obtain financing in the future to settle the obligations noted above and there is no assurance that the Company will be successful in obtaining financing to settle these obligations on a timely basis, on satisfactory terms or at all. If the Company is unable to refinance its indebtedness or obtain other financing, the Company will face substantial liquidity challenges.
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
20. Supplemental Consolidating Financial Information
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

     Supplemental consolidating balance sheets as at March 31, 2009:

				Adjustments
	IMAX	Guarantor	Non-Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$12,974	$4,993	$754	$—	$18,721
Accounts receivable	21,621	2,918	283	—	24,822
Financing receivables	56,867	585	—	—	57,452
Inventories	15,697	86	80	—	15,863
Prepaid expenses	2,792	257	22	—	3,071
Intercompany receivables	13,831	49,857	13,532	(77,220)	—
Film assets	3,629	—	—	—	3,629
Property, plant and equipment	44,265	970	2	—	45,237
Other assets	16,945	—	—	—	16,945
Goodwill	39,027	—	—	—	39,027
Other intangible assets	2,214	—	—	—	2,214
Investments in subsidiaries	40,830	—	—	(40,830)	—

Total assets	$270,692	$59,666	$14,673	$(118,050)	$226,981

Liabilities
Bank indebtedness	$20,000	$—	$—	$—	$20,000
Accounts payable	8,755	7,447	3	—	16,205
Accrued liabilities	58,217	5,800	91	—	64,108
Intercompany payables	60,736	37,434	8,404	(106,574)	—
Deferred revenue	61,923	3,214	50	—	65,187
Senior Notes due 2010	160,000	—	—	—	160,000

Total liabilities	369,631	53,895	8,548	(106,574)	325,500

Shareholders’ deficit
Capital stock	142,430	—	117	(117)	142,430
Other equity	4,695	46,959	—	(45,926)	5,728
Retained earnings (deficit)	(249,651)	(40,575)	6,008	34,567	(249,651)
Accumulated other comprehensive income (loss)	3,587	(613)	—	—	2,974

Total shareholders’ equity (deficiency)	(98,939)	5,771	6,125	(11,476)	(98,519)

Total liabilities & shareholders’ equity (deficiency)	$270,692	$59,666	$14,673	$(118,050)	$226,981

     In certain Guarantor Subsidiaries, accumulated losses have exceeded the original investment balance. As a result of applying equity accounting, the parent company has consequently offset its liability for the accumulated losses in excess of investment against intercompany receivable balances with respect to these Guarantor Subsidiaries in the amounts of $29.4 million as at March 31, 2009.

     Supplemental consolidating balance sheets as at December 31, 2008:

				Adjustments
	IMAX	Guarantor	Non-Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$16,843	$9,313	$861	$—	$27,017
Accounts receivable	21,097	1,611	274	—	22,982
Financing receivables	55,536	602	—	—	56,138
Inventories	19,642	90	90	—	19,822
Prepaid expenses	1,760	212	26	—	1,998
Intercompany receivables	16,851	41,449	14,573	(72,873)	—
Film assets	3,923	—	—	—	3,923
Property, plant and equipment	38,364	1,039	2	—	39,405
Other assets	16,074	—	—	—	16,074
Goodwill	39,027	—	—	—	39,027
Other intangible assets	2,281	—	—	—	2,281
Investments in subsidiaries	41,186	—	—	(41,186)	—

Total assets	$272,584	$54,316	$15,826	$(114,059)	$228,667

Liabilities
Bank indebtedness	$20,000	$—	$—	$—	$20,000
Accounts payable	11,368	4,419	3	—	15,790
Accrued liabilities	52,440	5,626	133	—	58,199
Intercompany payables	57,709	35,525	8,993	(102,227)	—
Deferred revenue	68,261	3,053	138	—	71,452
Senior Notes due 2010	160,000	—	—	—	160,000

Total liabilities	369,778	48,623	9,267	(102,227)	325,441

Shareholders’ deficiency
Capital stock	141,584	—	117	(117)	141,584
Other equity	4,150	46,959	—	(45,926)	5,183
Retained earnings (deficit)	(247,009)	(40,653)	6,442	34,211	(247,009)
Accumulated other comprehensive income (loss)	4,081	(613)	—	—	3,468

Total shareholders’ equity (deficiency)	(97,194)	5,693	6,559	(11,832)	(96,774)

Total liabilities and shareholders’ equity (deficiency)	$272,584	$54,316	$15,826	$(114,059)	$228,667

     In certain Guarantor Subsidiaries, accumulated losses have exceeded the original investment balance. As a result of applying equity accounting, the parent company has consequently offset its liability for the accumulated losses in excess of investment against intercompany receivable balances with respect to these Guarantor Subsidiaries in the amounts of $29.4 million.

     Supplemental consolidating statements of operations for the three months ended March 31, 2009:

				Adjustments
	IMAX	Guarantor	Non-Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues
Equipment and product sales	$13,202	$90	$68	$—	$13,360
Services	11,302	3,536	49	—	14,887
Rentals	3,235	7	5	—	3,247
Finance income	1,004	8	—	—	1,012
Other revenues	1,216	—	—	—	1,216

	29,959	3,641	122	—	33,722

Cost and expenses applicable to revenues
Equipment and product sales	7,137	100	4	—	7,241
Services	6,749	3,066	125	—	9,940
Rentals	2,166	—	—	—	2,166
Other	245	—	—	—	245

	16,297	3,166	129	—	19,592

Gross margin	13,662	475	(7)	—	14,130
Selling, general and administrative expenses	10,091	391	422	—	10,904
Research and development	547	—	—	—	547
Amortization of intangibles	145	—	—	—	145
Loss (income) from equity-accounted investees	356	—	—	(356)	—
Receivable provisions net of recoveries	510	—	—	—	510

Earnings (loss) from operations	2,013	84	(429)	356	2,024
Interest income	21	—	—	—	21
Interest expense	(4,427)	—	—	—	(4,427)

Net (loss) earnings from continuing operations before income taxes	(2,393)	84	(429)	356	(2,382)
Provision for income taxes	(249)	(7)	(4)	—	(260)

Net (loss) earnings	$(2,642)	$77	$(433)	$356	$(2,642)

     Supplemental consolidating statements of operations for the three months ended March 31, 2008:

				Adjustments
	IMAX	Guarantor	Non-Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues
Equipment and product sales	$6,786	$146	$5	$(239)	$6,698
Services	9,520	4,688	171	(172)	14,207
Rentals	1,462	70	12	—	1,544
Finance income	1,061	10	—	—	1,071
Other revenues	(94)	(207)	—	301	—

	18,735	4,707	188	(110)	23,520

Cost and expenses applicable to revenues
Equipment and product sales	3,170	(42)	2	(165)	2,965
Services	6,258	3,478	105	(152)	9,689
Rentals	730	—	—	—	730
Other	—	(207)	—	207	—

	10,158	3,229	107	(110)	13,384

Gross margin	8,577	1,478	81	—	10,136
Selling, general and administrative expenses	12,535	134	(282)	—	12,387
Research and development	2,488	—	—	—	2,488
Amortization of intangibles	133	—	—	—	133
(Income) loss from equity-accounted investees	(1,700)	—	—	1,700	—
Receivable provisions net of recoveries	748	—	—	—	748

(Loss) earnings from operations	(5,627)	1,344	363	(1,700)	(5,620)
Interest income	126	—	—	—	126
Interest expense	(4,496)	—	—	—	(4,496)

Net (loss) earnings from continuing operations before income taxes	(9,997)	1,344	363	(1,700)	(9,990)
Provision for income taxes	(262)	(7)	—	—	(269)

Net (loss) earnings	$(10,259)	$1,337	$363	$(1,700)	$(10,259)

     Supplemental consolidating statements of cash flows for the three months ended March 31, 2009:

				Adjustments
	IMAX	Guarantor	Non-Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
Cash provided by (used in):
Operating Activities
Net (loss) earnings	$(2,642)	$77	$(433)	$356	$(2,642)
Items not involving cash:
Depreciation and amortization	3,924	69	—	—	3,993
Write-downs net of recoveries	510	—	—	—	510
Loss (income) from equity-accounted investees	356	—	—	(356)	—
Change in deferred income taxes	84	—	—	—	84
Stock and other non-cash compensation	855	—	—	—	855
Foreign currency exchange loss	814	—	—	—	814
Change in cash surrender value of life insurance	(19)	—	—	—	(19)
Investment in film assets	(2,169)	—	—	—	(2,169)
Changes in other non-cash operating assets and liabilities	782	(4,466)	326	—	(3,358)

Net cash provided by (used in) operating activities	2,495	(4,320)	(107)	—	(1,932)

Investing Activities
Purchase of property, plant and equipment	(343)	—	—	—	(343)
Investment in joint revenue sharing equipment	(7,022)	—	—	—	(7,022)
Acquisition of other assets	(187)	—	—	—	(187)
Acquisition of other intangible assets	(78)	—	—	—	(78)

Net cash used in investing activities	(7,630)	—	—	—	(7,630)

Financing Activities
Common shares issued	846	—	—	—	846

Net cash provided by financing activities	846	—	—	—	846

Effects of exchange rate changes on cash	420	—	—	—	420

Decrease in cash and cash equivalents, during the period	(3,869)	(4,320)	(107)	—	(8,296)

Cash and cash equivalents, beginning of period	16,843	9,313	861	—	27,017

Cash and cash equivalents, end of period	$12,974	$4,993	$754	$—	$18,721

     Supplemental consolidating statements of cash flows for the three months ended March 31, 2008:

				Adjustments
	IMAX	Guarantor	Non-Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
Cash provided by (used in):
Operating Activities
Net (loss) earnings	$(10,259)	$1,337	$363	$(1,700)	$(10,259)
Items not involving cash:
Depreciation and amortization	4,128	75	—	—	4,203
Write-downs net of recoveries	748	—	—	—	748
(Income) loss from equity-accounted investees	(1,700)	—	—	1,700	—
Change in deferred income taxes	17	—	—	—	17
Stock and other non-cash compensation	1,257	—	—	—	1,257
Foreign currency exchange loss	191	—	—	—	191
Change in cash surrender value of life insurance	(13)	—	—	—	(13)
Investment in film assets	(2,445)	—	—	—	(2,445)
Changes in other non-cash operating assets and liabilities	11,855	(2,182)	(230)	—	9,443

Net cash provided by (used in) operating activities	3,779	(770)	133	—	3,142

Investing Activities
Purchase of property, plant and equipment	(1,714)	(52)	—	—	(1,766)
Acquisition of other assets	(78)	—	—	—	(78)
Acquisition of other intangible assets	(95)	—	—	—	(95)

Net cash used in investing activities	(1,887)	(52)	—	—	(1,939)

Financing Activities
Common shares issued	266	—	—	—	266

Net cash provided by financing activities	266	—	—	—	266

Effects of exchange rate changes on cash	(235)	(49)	(25)	—	(309)

Increase (decrease) in cash and cash equivalents, during the period	1,923	(871)	108	—	1,160

Cash and cash equivalents, beginning of period	11,182	5,329	390	—	16,901

Cash and cash equivalents, end of period	$13,105	$4,458	$498	$—	$18,061

IMAX CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
     IMAX Corporation, together with its wholly-owned subsidiaries (the “Company”), is one of the world’s leading entertainment technology companies, specializing in motion picture technologies and large-format film presentations. The Company’s principal business is (i) the design and manufacture of large-format digital and film-based theater systems, (ii) the sale or lease of such systems or the contribution of such systems under revenue-sharing arrangements and (iii) the conversion of two-dimensional (“2D”) and three-dimensional (“3D”) Hollywood feature films for exhibition on such systems around the world. The Company’s theater systems are based on proprietary and patented technology for both large-format digital projectors and large-format 15-perforation film frame, 70mm format (“15/70-format”) projectors. The Company’s customers who purchase, lease or otherwise acquire the Company’s theater systems are theater exhibitors that operate commercial theaters (particularly multiplexes), museums, science centers, or destination entertainment sites. The Company generally does not own IMAX theaters, but licenses the use of its trademarks along with the sale, lease or contribution of its equipment. The Company refers to all theaters using the IMAX theater system as “IMAX theaters.”
     At March 31, 2009, there were 371 IMAX theaters (250 commercial, 121 institutional) operating in 43 countries, compared to 298 IMAX theaters (179 commercial, 119 institutional) operating in 40 countries at March 31, 2008.
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
     Important factors that the Company’s Chief Executive Officer (“CEO”) Richard L. Gelfond uses in assessing the Company’s business and prospects include revenue, gross margins from the Company’s operating segments, earnings from operations as adjusted for unusual items that the Company views as non-recurring and the success of strategic initiatives such as the securing of new film projects, particularly IMAX DMR films, the signing and financial performance of new theater system arrangements, particularly its joint revenue sharing arrangements and the overall execution, reliability and consumer acceptance of the Company’s proprietary digital projector and related technologies and short- and long-term cash flow projections.
     On April 1, 2009, Mr. Gelfond, who had served as Co-Chief Executive Officer and Co-Chairman with Bradley J. Wechsler, assumed the role of sole CEO. Also on April 1, 2009, Mr. Wechsler assumed the role of sole Chairman of the Company’s Board of Directors. Mr. Gelfond remains a member of the Company’s Board of Directors.
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
     Revenue on theater system arrangements is recognized at a different time than when cash is collected. See “Critical Accounting Policies” below for further discussion on the Company’s revenue recognition policies.

Sales Backlog and Theater Network
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
     During the three months ended March 31, 2009, the Company signed contracts for 3 theater systems under sales and sales-type lease arrangements valued at $4.3 million, 1 of which was installed in the first quarter of 2009 and 2 of which are included in backlog as at March 31, 2009. During the three months ended March 31, 2008, the Company signed contracts for 66 theater systems: 35 under sales and sale-type lease arrangements valued at $45.9 million and 31 under joint revenue sharing arrangements.
     The Company’s sales backlog is as follows:

	March 31, 2009		March 31, 2008
	Number of	Dollar Value	Number of	Dollar Value
	Systems	(in thousands)	Systems	(in thousands)
Sales and sale-type lease arrangements	101	$135,633	110	$157,285
Joint revenue sharing arrangements	89	n/a	135	n/a

	190	$135,633	245	$157,285

     Theater systems under joint revenue sharing arrangements carry no assigned backlog value. The Company believes that the contractual obligations for theater system installations that are listed in sales backlog are valid and binding commitments.
     The following chart shows the number of the Company’s theater systems by configuration, opened theater network base and backlog as at March 31:

	2009
	2D			3D
		Theater			Theater
		Network			Network
	System	Base	Backlog	System	Base	Backlog
Flat Screen	IMAX	39	—	IMAX 3D GT	87	7
				IMAX 3D SR	51	4
				IMAX MPX	49 (1)	29
				IMAX digital	73 (1)	148	(2)
Dome Screen	IMAX Dome	67	2	IMAX 3D Dome	5	—

				Total	371	190

	2008
	2D			3D
		Theater			Theater
		Network			Network
	System	Base	Backlog	System	Base	Backlog
Flat Screen	IMAX	40	—	IMAX 3D GT	84	7
				IMAX 3D SR	49	9
				IMAX MPX	51	46
				IMAX digital	—	181	(2)
Dome Screen	IMAX Dome	68	2	IMAX 3D Dome	6	—

				Total	298	245

(1)	In 2009, the Company upgraded 8 IMAX MPX theater systems to digital theater systems (2 sales arrangements, 1 operating lease arrangement and 5 joint revenue sharing arrangements).

(2)	Includes 89 and 135 theater systems as at March 31, 2009 and 2008, respectively, under joint revenue sharing arrangements.
     The following table outlines the breakdown of the theater network by type and geographic location as of March 31:

	2009 Theater Network Base			2008 Theater Network Base
	Commercial	Institutional	Total	Commercial	Institutional	Total
United States	142	68	210	84	67	151
Canada	16	7	23	16	7	23
Mexico	7	10	17	6	10	16
Europe	40	10	50	36	10	46
Japan	3	7	10	4	7	11
China	8	10	18	5	9	14
Rest of World	34	9	43	28	9	37

Total	250	121	371	179	119	298

CRITICAL ACCOUNTING POLICIES
     The Company reports its results under United States Generally Accepted Accounting Principles (“U.S. GAAP”).
     The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates its estimates, including those related to fair values associated with the individual elements in multiple element arrangements; residual values of leased theater systems; economic lives of leased assets; allowances for potential uncollectibility of accounts receivable, financing receivables and net investment in leases; provisions for inventory obsolescence; ultimate revenues for film assets; impairment provisions for film assets, long-lived assets and goodwill; depreciable lives of property, plant and equipment; useful lives of intangible assets; pension plan and post retirement assumptions; accruals for contingencies including tax contingencies; valuation allowances for deferred income tax assets; and, estimates of the fair value and expected exercise dates of stock-based payment awards. Management bases its estimates on historic experience, future expectations and other assumptions that are believed to be reasonable at the date of the consolidated financial statements. Actual results may differ from these estimates due to uncertainty involved in measuring, at a specific point in time, events which are continuous in nature, and differences may be material. The Company’s significant accounting policies are discussed in note 2 to its audited consolidated financial statements in the Company’s 2008 Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”) and are summarized below.

     The Company considers the following accounting policies to have the most significant effect on its estimates, assumptions and judgments:
Revenue Recognition
     The Company generates revenue from various sources as follows:
•	Design, manufacture, sale and lease of proprietary theater systems for IMAX theaters principally owned and operated by commercial and institutional customers located in 43 countries as at March 31, 2009;

•	Production, digital re-mastering, post-production and/or distribution of certain films shown throughout the IMAX theater network;

•	Operation of certain IMAX theaters primarily in the United States and Canada;

•	Provision of other services to the IMAX theater network, including ongoing maintenance and extended warranty services for IMAX theater systems; and

•	Other activities, which includes short-term rental of cameras and aftermarket sales of projector system components.
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
   Terminations, Consensual Buyouts and Concessions
     The Company enters into theater system arrangements with customers that provide for customer payment obligations prior to the scheduled installation of the theater system. During the period of time between signing and the installation of the theater system, which may extend several years, certain customers may be unable to, or elect not to, proceed with the theater system installation for a number of reasons including business considerations, or the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the arrangement may be terminated under the default provisions of the arrangement or by mutual agreement between the Company and the customer (a “consensual buyout”). Terminations by default are situations when a customer does not meet the payment obligations under an arrangement and the Company retains the amounts paid by the customer. Under a consensual buyout, the Company and the customer agree, in writing, to a settlement and to release each other of any further obligations under the arrangement or an arbitrated settlement is reached. Any initial payments retained or additional payments received by the Company are recognized as revenue when the settlement arrangements are executed and the cash is received, respectively. These termination and consensual buyout amounts are recognized in Other revenues.

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
Deferred Tax Asset Valuation
     As at March 31, 2009, the Company had net deferred income tax assets of $nil. The Company’s management assesses realization of its deferred tax assets based on all available evidence in order to conclude whether it is more likely than not that the deferred tax assets will be realized. Available evidence considered by the Company includes, but is not limited to, the Company’s historic operation results, projected future operating earnings results, reversing temporary differences, contracted sales backlog at March 31, 2009, changing business circumstances, and the ability to realize certain deferred tax assets through loss and tax credit carry-back and carry-forward strategies. At March 31, 2009, the Company has determined that based on the weight of the available evidence, both positive and negative, a full valuation allowance for the net deferred tax assets was required.
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

Impact of Recently Issued Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities that are not remeasured at fair value on a recurring basis until fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FASB Staff Position 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. For financial assets and financial liabilities, SFAS 157 was effective for the Company on January 1, 2008, on a prospective basis. The application of SFAS 157, as amended, to the financial assets and financial liabilities did not have a material effect on the Company’s financial condition or results of operations as of January 1, 2008. For non-financial assets and non-financial liabilities, SFAS 157 was effective for the Company on January 1, 2009, as disclosed in note 2 to the accompanying condensed consolidated financial statements in Item 1 on a prospective basis. The application of SFAS 157, as amended, to the non-financial assets and non-financial liabilities did not have a material effect on the Company’s financial condition or results of operations as of January 1, 2009.
     In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, “Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company adopted SFAS 160 on January 1, 2009 as disclosed in note 2 to the accompanying condensed consolidated financial statements in Item 1.
     In December 2007, the FASB ratified the Emerging Issues Task Force consensus No. 07-01, “Accounting for Collaborative Arrangements” (“EITF 07-01”). The objective of the EITF 07-01 is to define collaborative arrangements and establish reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties that are not specifically addressed within the scope of other authoritative accounting literature. EITF 07-01 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. EITF 07-01 is to be applied as a change in accounting principle through retrospective application to all prior periods presented for all collaborative arrangements existing as of the effective date, unless it is impracticable to do so. The adoption of EITF 07-01 on January 1, 2009, did not have an effect on the Company’s financial condition or results of operations, as disclosed in note 2 to the accompanying condensed consolidated financial statements in Item 1.
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), in order to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedge items affect an entity’s financial position, financial performance, and cash flows. The statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. SFAS 161 is effective for fiscal years beginning after November 15, 2008. On January 1, 2009, the Company adopted SFAS 161 as disclosed in note 2 to the accompanying condensed consolidated financial statements in Item 1.

     In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Lifes of Intangible Assets”, (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and the period of expected cash flows used to measure the fair value of the asset. Specifically, the Company is required to use its own historical experience in renewing or extending the estimated life of an intangible asset as opposed to legal, regulatory or contractual provisions that enable renewal or extension of the asset’s legal or contractual life without substantial cost. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, on a prospective basis. Early adoption is prohibited. Intangible assets acquired after January 1, 2009 are accounted for in accordance with SFAS 142, as amended by FSP 142-3 as disclosed in note 2 to the accompanying condensed consolidated financial statements in Item 1.
     In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to Proposed Auditing Standard Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. In 2008, the Company adopted SFAS 162. The application of SFAS 162 has no impact on the Company’s financial condition or results of operations, as disclosed in note 2 to the accompanying condensed consolidated financial statements in Item 1, as the accounting principles used to prepare its financial statements are in accordance with the SFAS 162 framework and are therefore in accordance with U.S. GAAP.
     In December 2008, the FASB issued FASB Staff Position Financial Accounting Standard 140-4 and FASB Interpretation No. 46R-8, “Disclosures by Public Entities (Enterprises) about Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”), to require public enterprises to provide additional disclosures about their involvement with variable interest entities as defined in FIN 46R. Additional disclosures include disclosures of the significant judgments and assumptions made in determining whether or not to consolidate a variable interest entity, the nature of restrictions on the consolidated variable interest entity’s assets, the nature of, and changes in, the risks associated with the Company’s involvement with the variable interest entity and how the Company’s involvement affects its financial position, financial performance, and cash flows. FSP FAS 140-4 and FIN 46(R)-8 is effective for the first reporting period ending after December 15, 2008. In 2008, the Company adopted FSP FAS 140-4 and FIN 46(R)-8.
     In April 2009, the FASB issued Staff Position 107-1 “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”). FSP FAS 107-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”), to require disclosures about fair value of financial instruments for interim financial reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 also amends APB 21 to require the disclosures under FSP FAS 107-1 in all interim financial statements. FSP FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, on a prospective basis. The Company will adopt the required disclosures in its June 30, 2009 interim condensed consolidated financial statements.
     In April 2009, the FASB issued Staff Position 157-4, “Determining Whether a Market is Not Active and a Transaction is Not Distressed” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. The Staff Position applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS 157 and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, on a prospective basis. The Company is currently evaluating the potential impact of this FSP FAS 157-4 on its condensed consolidated financial statements.
     In April 2009, the FASB issued Staff Position 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”) which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. The objective is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings should recognize a loss in earnings when the investment is impaired. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, on a prospective basis. The Company is currently evaluating the potential impact of this FSP FAS 115-2 and FAS 124-2 on its condensed consolidated financial statements.

DISCONTINUED OPERATIONS
     There were no discontinued operations in the three months ended March 31, 2009 and 2008, respectively.
RESULTS OF OPERATIONS
     As identified in note 16 to the accompanying consolidated financial statements in Item 1, the Company has eight reportable segments identified by category of product sold or service provided: IMAX systems; theater system maintenance; joint revenue sharing arrangements; film production and IMAX DMR; film distribution; film post-production; theater operations; and other. The IMAX systems segment designs, manufactures, sells or leases IMAX theater projection system equipment. The theater system maintenance segment maintains IMAX theater projection system equipment in the IMAX theater network. The joint revenue sharing arrangements segment installs IMAX theater projection system equipment to an exhibitor in exchange for a certain percentage of box-office and concession revenue. The film production and IMAX DMR segment produces films and performs film re-mastering services. The film distribution segment distributes films for which the Company has distribution rights. The film post-production segment provides film post-production and film print services. The theater operations segment owns and operates certain IMAX theaters. The other segment includes camera rentals and other miscellaneous items. The accounting policies of the segments are the same as those described in note 2 to the audited consolidated financial statements included in the Company’s 2008 Form 10-K.
     The Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations have been organized and discussed with respect to the above stated segments. Management feels that a discussion and analysis based on its segments is significantly more relevant as the Company’s Consolidated Statements of Operations captions combine results from several segments.
     The following table sets forth the breakdown of revenue and gross margin by category:

	Revenue		Gross Margin
	Three Months Ended March 31,		Three Months Ended March 31,
(In thousands of U.S. dollars)	2009	2008	2009	2008
IMAX Systems
Sales and sales-type leases(1)	$13,788	$5,816	$6,721	$3,491
Ongoing rent, fees and finance income(2)	2,664	2,342	2,174	2,068

	16,452	8,158	8,895	5,559

Theater System Maintenance	4,360	3,983	2,312	1,588

Joint Revenue Sharing Arrangements	1,908	348	344	40

Film
Production and IMAX DMR	3,700	2,916	1,770	306
Distribution	3,242	2,753	336	1,374
Post-production	872	1,724	640	1,551

	7,814	7,393	2,746	3,231

Theater Operations	2,714	2,831	(110)	(302)

Other	474	807	(57)	20

	$33,722	$23,520	$14,130	$10,136

(1)	Includes initial rents and fees and the present value of fixed minimum rents and fees from equipment, sales and sales-type lease transactions.

(2)	Includes rental income from operating leases, contingent rents from sales-type leases and contingent fees from sales arrangements.

Three Months Ended March 31, 2009 Versus Three Months Ended March 31, 2008
     The Company reported a net loss of $2.6 million or $0.06 per share on a diluted basis for the first quarter of 2009. For the first quarter of 2008, the Company reported a net loss of $10.3 million or $0.25 per share on diluted basis.
     Revenues and Gross Margin
     The Company’s revenues for the first quarter of 2009 increased by 43.4% to $33.7 million from $23.5 million in the same period last year due in large part to an increase in IMAX Systems revenue. The gross margin across all segments in the first quarter of 2009 was $14.1 million, or 41.9% of total revenue, compared to $10.1 million, or 43.1% of total revenue in the first quarter of 2008.
     IMAX Systems
     IMAX systems revenue was $16.5 million in the first quarter of 2009 as compared to $8.2 million in the first quarter of 2008, an increase of over 100% resulting primarily from an increase in systems installed and recognized as compared to the prior year comparative period.
     Revenue from sales and sales-type leases increased over 100% to $13.8 million in the first quarter of 2009 from $5.8 million in the first quarter of 2008. The Company recognized revenue on 9 theater systems which qualified as either sales or sales-type leases in the first quarter of 2009 versus 4 in the first quarter of 2008. There were 8 new theater systems with a value of $11.9 million recognized into revenue in the first quarter of 2009, as compared to 4 new theater systems with a total value of $5.5 million recognized in the first quarter of 2008. One of the theater systems recognized in the first quarter of 2009 was a used theater system with a value of $0.5 million while none of the theater systems in the first quarter of 2008 were used systems.
     Average revenue per sales and sales-type lease systems was consistent at $1.4 million for the three months ended March 31, 2009 and 2008, respectively. The breakdown in mix of sales and sales-type lease, joint revenue sharing arrangements (see discussion below) and operating lease installations by theater system configuration for the first quarter of 2009 and 2008 is outlined in the table below.

	Three Months
	Ended March 31,
	2009		2008
Sales and Sales-type lease systems — installed and recognized
IMAX 3D GT	1		—
IMAX 3D SR	2		—
IMAX 3D MPX	—		4
IMAX digital	6	(1)	—

	9		4
IMAX 3D MPX — installed and deferred	—		1

	9		5
Operating lease — installed and operating
IMAX 3D MPX	1		—
Joint revenue sharing arrangements — installed and operating
IMAX digital	22	(1)	—

	32		5

(1)	Includes the digital upgrade of 8 systems (2 sales arrangements, 1 operating lease arrangement and 5 systems under a joint revenue sharing arrangement) from film-based to digital.
     As noted in the table above, one theater system under a sales arrangement subject to provisions providing the customer with an upgrade to a digital system at a discounted price when available was installed in the first quarter of 2008. Had the transaction not included this digital upgrade clause, the Company would have recognized $1.3 million in revenue and $0.6 million in gross margin related to this sale. The Company expects that once the digital upgrade is provided or the fair value for the upgrade is established, the Company will allocate total contract consideration, including any upgrade revenues, between the delivered and undelivered elements on a fair value basis and recognize the revenue allocated to the delivered elements with their associated costs.
     Settlement revenue was $1.2 million for the three months ended March 31, 2009 as compared to $nil in the first quarter of 2008. Included in settlement revenue are $0.1 million related to an operating lease termination to convert to a different system configuration and $1.1 million related to a consensual buyout for an uninstalled MPX theater system.

     IMAX theater systems margin from sales and sale-type leases was 48.8% in the first quarter of 2009, as compared to 60.0% in the first quarter of 2008. The lower than normal gross margin experienced in the first quarter of 2009 reflects the digital upgrade of 2 locations under sales arrangements where revenue had previously been deferred (which are at lower margins) and a loss of $0.2 million from the sale of one used system. Gross margins on sales and sale-type leases of new systems were 57.1% in the first quarter of 2009 as compared to 58.1% in the prior year quarter. The gross margin on the sale of one used system recognized in the first quarter of 2009 was a loss of $0.2 million.
     Ongoing rent revenue and finance income increased to $2.7 million in the first quarter of 2009 from $2.3 million in the first quarter of 2008, an increase of 13.8%. Gross margin for ongoing rent and finance income increased 5.1% to $2.2 million in the first quarter of 2009 from $2.1 million in the first quarter of 2008. The increase in revenue and gross margin was primarily due to growth in the theater network. Contingent fees included in this caption amounted to $0.1 million in the first quarter of 2009 and 2008, respectively.
     Theater System Maintenance
     Theater system maintenance revenue was $4.4 million during the first quarter of 2009 as compared to $4.0 million in the first quarter of 2008, an increase of 9.5%. Theater system maintenance gross margin increased to $2.3 million in the first quarter of 2009 from $1.6 million in the first quarter of 2008. Maintenance revenue and margin continues to grow as the number of theaters in the IMAX network grows.
     Joint Revenue Sharing Arrangements
     Revenue from joint revenue sharing arrangements increased to $1.9 million in the first quarter of 2009 compared to $0.3 million in the first quarter of 2008. The Company participated in 69 joint revenue sharing arrangements during the first quarter of 2009 as compared to 11 in the first quarter of 2008. The increase in revenues from joint revenue sharing arrangements was primarily due to the number of theaters operating in the first quarter of 2009 as compared to the first quarter of 2008.
     The gross margin from joint revenue sharing arrangements in the first three months of 2009 increased to $0.3 million from less than $0.1 million in the first quarter of 2008. The increase was largely due to the increase in joint revenue sharing theaters operating in the first quarter of 2009 as compared to the first quarter of 2008. Offsetting the margin in the first three months of 2009 were certain advertising, marketing and selling expenses of $0.7 million associated with the initial launch of 17 new theaters opened during the quarter. Excluding these launch expenses, gross margin would have been $1.0 million for the first quarter of 2009 compared to less than $0.1 million in the first quarter of 2008.
     Film
     Film segment revenues increased 5.7% to $7.8 million in the first quarter of 2009 from $7.4 million in the first quarter of 2008. Film production and IMAX DMR revenues increased 26.9% to $3.7 million in the first quarter of 2009 from $2.9 million in the first quarter of 2008. The increase in film production and IMAX DMR revenues was due primarily to the overall growth of the IMAX theater network and better film performance. Films exhibited in the current quarter included The Day The Earth Stood Still: The IMAX Experience, The Dark Knight: The IMAX Experience, Watchmen: The IMAX Experience and Monsters vs. Aliens: An IMAX 3D Experience in comparison to The Spiderwick Chronicles: The IMAX Experience and I am Legend: The IMAX Experience exhibited in the first quarter of 2008. Film distribution revenues increased 17.8% to $3.2 million in the first quarter of 2009 from $2.8 million in the first quarter of 2008 due to the strong performance of Under the Sea 3D which was released on February 13, 2009. The Company did not distribute any new titles in the first quarter of 2008. Film post-production revenues decreased 49.4% to $0.9 million in the first quarter of 2009 from $1.7 million in the first quarter of 2008 primarily due to a decrease in third party business.
     The Company’s gross margin from its film segment decreased in the first quarter of 2009 by $0.5 million over the first quarter of 2008. The film distribution margin of $0.3 million in the first quarter of 2009 was lower than the $1.4 million experienced in the first quarter of 2008. Film distribution margin experienced in the first quarter of 2009 included initial marketing expenditures of $0.3 million associated with the launch of Under the Sea 3D. Film post-production gross margin decreased by $0.9 million due to a decrease in third party business. These decreases were offset by an increase in film production and IMAX DMR gross margin of $1.4 million due primarily to an increase in IMAX DMR revenue and lower IMAX DMR costs.

     Theater Operations
     Theater operations revenue in the first quarter of 2009 was relatively consistent at $2.7 million in comparison to the $2.8 million experienced in the first quarter of 2008.
     Theater operations margin increased $0.2 million in the first quarter of 2009 as compared to first quarter of 2008.
     Other
     Other revenue decreased to $0.5 million in the first quarter of 2009 compared to $0.8 million in the same period in 2008. Other revenue primarily includes revenue generated from the Company’s camera and rental business and after market sales of projection system parts and 3D glasses.
     The gross margin on other revenue decreased by $0.1 million in the first quarter of 2009 as compared to the first quarter of 2008.
     Outlook
     Based on the Company’s expectation of 2009 theater system installations, particularly those under joint revenue sharing arrangements, and its estimate of films to be released in 2009, the Company believes it will experience higher revenues in 2009 as compared to 2008.
     In addition to the 32 theater systems installed in the first quarter of 2009, the Company currently estimates that approximately 65 of the 190 theater systems arrangements in its backlog as at March 31, 2009, will be installed and accepted in the last nine months of 2009. In 2009, the Company’s total theater network will increase by approximately 25% and its commercial theater network by approximately 40% as the vast majority of the new 2009 systems are to be installed in commercial settings. In addition, the Company anticipates that it will install a select number of digital system upgrades in 2009 as was the case in the first quarter. However, the Company cautions that theater system installations slip from period to period in the course of the Company’s business and such slippages remain a recurring and unpredictable part of its business. In fact, the Company has seen a number of theater system installations originally anticipated for the third and fourth quarters of 2008 move to anticipated installations for 2009 and beyond. These slippages and delays could impact the timing of revenue recognition. In addition, each year the Company installs a number of systems that are signed in that same calendar year.
     The Company has announced that it expects to release the following 6 titles to its network during the remaining nine months of 2009:
•	Star Trek: The IMAX Experience (Paramount Pictures, May 2009);

•	Night at the Museum: Battle of the Smithsonian: The IMAX Experience (Twentieth Century Fox, May 2009);

•	Transformers: Revenge of the Fallen: The IMAX Experience (Paramount Pictures, June 2009);

•	Harry Potter and the Half-Blood Prince: An IMAX 3D Experience (Warner Bros., July 2009);

•	A Christmas Carol: An IMAX 3D Experience (Walt Disney Pictures and ImageMovers Digital, November 2009); and

•	Avatar: An IMAX 3D Experience (Twentieth Century Fox, December 2009).
In addition, the Company is currently in discussions about releasing an additional film to the IMAX network in fall 2009.
     Disney’s, “A Christmas Carol: An IMAX 3D Experience” directed by Robert Zemeckis (The Polar Express) is slated for wide release to the IMAX network under a new multi-picture arrangement with Walt Disney Studios, this includes the 2010 release of Disney’s, Alice in Wonderland: An IMAX 3D Experience. As a result of a box office milestone reached in connection with DreamWorks Animation SKG, Inc.’s film release of Monsters vs. Aliens: An IMAX 3D Experience, DreamWorks Animation is contractually obligated to release two additional films, How to Train Your Dragon: An IMAX 3D Experience and Shrek Goes Fourth: An IMAX 3D Experience, during the first six months of 2010. . In addition, the Company, in conjunction with Warner Bros. and the National Aeronautics and Space Administration (NASA), also announced that the next IMAX 3D space film, which will chronicle the Hubble Space Telescope, is set for release to IMAX theaters in 2010. The Company also remains in active negotiations with virtually all of Hollywood’s studios for additional films to fill out its short and long-term film slate.

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
     Given the film slate and the growth of the network, the Company anticipates improved financial performance in 2009 as compared to 2008. The outlook for the global macro-environment in 2009, however, is largely negative and the U.S. and global economies could remain significantly challenged for an indeterminate period of time. While historically the movie industry has been somewhat resistant to economic downturns, and while the Company is actively taking steps to mitigate the effect of the economic downturn on its operations, present economic conditions, which are beyond the Company’s control, could lead to a decrease in discretionary consumer spending. It is difficult to predict the severity and duration of any decrease in consumer spending resulting from the economic downturn and what affect it may have on the movie industry in general and IMAX DMR box-office results in particular. Year-to-date box-office results have been strong despite the general economic environment. According to various industry reports and trade publications, year-to-date domestic gross box office totalled approximately $3.3 billion through May 3, 2009, approximately 15% increase over the same period last year.
     To date, the Company has signed joint revenue sharing arrangements for 158 theater systems, 69 of which have been installed as at March 31, 2009. As the Company adds joint revenue sharing systems to its theater base, the Company’s revenues are increasingly dependent on box-office and concessions revenues and, accordingly, increasingly exposed to any decline in attendance at commercial IMAX theaters. If the industry were to face declining admissions, commercial exhibitors could become less willing or, as a result of disruptions in the capital and credit markets that may limit exhibitors’ access to capital less able to invest capital in new IMAX theaters or to fulfill their existing obligations to the Company. As a result, the Company’s revenues could be lower than expected.
     The Company currently believes that cash flow from future operations together with existing cash and borrowing available under the Company’s Credit Facility will be sufficient to fund the Company’s business operations, including its strategic initiatives relating to joint revenue sharing arrangements, and the continued roll-out of its proprietary digitally-based projection system. However, continued volatility and disruptions in the capital and credit markets could limit the Company’s access to liquidity, constrain the Company’s ability to pursue strategic initiatives or business opportunities in its best interests and make it difficult for the Company to refinance its 9.625% Senior Notes due December 2010 (“the Senior Notes”) and the Credit Facility when they mature in December and October of 2010, respectively, on a timely basis or on satisfactory terms or at all.
     In sum, while the Company believes it will see higher revenues and increased growth in 2009 as a result of a significant increase in the number of theater system installations and IMAX DMR films released to its theater network, the impact that the challenging global macro-economic environment could have on the discretionary spending of consumers and the liquidity and capital resources of the Company’s customers is uncertain, although box-office results have been relatively resilient in past recessionary periods and have been strong year-to-date.
     The Company anticipates that its digital projector, introduced in 2008, will provide a differentiated experience to moviegoers that is consistent with what they have come to expect from the IMAX brand. The Company believes its introduction of a digital platform for a large portion of its customer base is compelling for a number of reasons. The savings to the studios as a result of eliminating film prints are considerable, as the typical cost of an IMAX film print ranges from $20 thousand per 2D print to $45 thousand per 3D print. Removing those costs will significantly increase the profit of an IMAX release for a studio which, the Company believes, provides more incentive for studios to release their films to IMAX theaters. The Company similarly believes that economics change favorably for its exhibition clients as a result of a digital theater system, since lower print costs and the increased programming flexibility that digital delivery provides should allow theaters to program between 10 and 12 IMAX DMR films per year, thereby increasing both customer choice and total box-office revenue. Finally, digital transmission eventually allows for the opportunity to show attractive alternate programming, such as live sporting events and concerts, in the immersive environment of an IMAX theater. The Company has signed agreements with exhibitors for 213 new digital projection systems.

     Selling, General and Administrative Expenses
     Selling, general and administrative expenses decreased to $10.9 million in the first quarter of 2009 as compared to $12.4 million in 2008. The $1.5 million decrease experienced from the prior year was largely the result of the following:
•	a $1.0 million decrease in legal and professional fees, including costs incurred in connection with certain regulatory matters;

•	a $0.9 million decrease in staff-related costs and compensation costs, which was the result of a decrease in salaries and benefits of $0.5 million and a $0.4 million decrease in travel and entertainment costs;

•	a $0.4 million decrease in office-related costs resulting from cost reduction efforts;

•	a $0.3 million decrease in the Company’s stock-based compensation expense, including a recovery on variable awards, based on the decline in the Company’s stock price during the period; and

•	a $1.1 million increase in foreign exchange translation adjustments. During the first quarter of 2009, the Company recorded a foreign exchange loss of $1.2 million largely due to a decline in the exchange rates of foreign currency denominated receivables and other working capital balances, as compared to a loss of less than $0.1 million recorded in the first quarter of 2008. See note 11(c) of the accompanying condensed consolidated financial statements in Item 1. for more information.
     Receivable Provisions Net of Recoveries
     Receivable provisions net of recoveries for accounts receivable and financing receivables amounted to a net provision of $0.5 million in the first quarter of 2009 as compared to $0.8 million in the first quarter of 2008.
     The Company’s accounts receivables and financing receivables are subject to credit risk. The Company’s accounts receivable and financing receivables are concentrated with the theater exhibition industry and film entertainment industry. To minimize the Company’s credit risk, the Company retains title to underlying theater systems leased, performs initial and ongoing credit evaluations of its customers and makes ongoing provisions for its estimate of potentially uncollectible amounts. The Company believes it has adequately provided for related exposures surrounding receivables and contractual commitments. The Company’s policy is to not use any financial instruments for trading or other speculative purposes.
     Interest Income and Expense
     Interest income decreased to less than $0.1 million in the first quarter of 2009 as compared to $0.1 million in the first quarter of 2008.
     Interest expense decreased to $4.4 million in the first quarter of 2009 as compared to $4.5 million in the first quarter of 2008. Included in interest expense is the amortization of deferred finance costs in the amount of $0.3 million and $0.3 million in the first quarter of 2009 and 2008, respectively, relating to the Company’s Senior Notes. The Company’s policy is to defer and amortize all the costs relating to a debt financing, paid directly to the debt provider, over the life of the debt instrument.
     Income Taxes
     The Company’s effective tax rate differs from the statutory tax rate and will vary from year to year primarily as a result of numerous permanent differences, investments and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or reductions in the year, changes in the Company’s valuation allowance based on the Company’s recoverability assessments of deferred tax assets, and favorable or unfavorable resolution of various tax examinations. As at March 31, 2009, the Company had a gross deferred income tax asset of $78.8 million (including a $15.6 million increase due to the impact of filing an election allowing the Company to file its Canadian corporate tax returns in U.S. dollars), against which the Company is carrying a $78.8 million valuation allowance. The Company recorded an income tax provision of $0.3 million for the three months ended March 31, 2009, of which $0.1 million is related to an increase in unrecognized tax benefits. For the three months ended March 31, 2008 the Company recorded an income tax provision of $0.3 million, of which less than $0.2 million was related to an increase in unrecognized tax benefits.

     Research and Development
     Research and development expenses decreased to $0.5 million in the first quarter of 2009 compared to $2.5 million in the first quarter of 2008. The expenses incurred in the first quarter of 2008 principally reflect a high level of research and development activities pertaining to development of the Company’s new proprietary digitally-based theater projector which was launched in July of 2008. Through research and development, the Company continues to design and develop cinema-based equipment, software and other technologies to enhance its product offering. The Company believes that the motion picture industry will be affected by the development of digital technologies, particularly in the areas of content creation (image capture), post-production (editing and special effects), distribution and display. Consequently, the Company has made significant investments in digital technologies, including the development of proprietary, patent-pending technology related to a digital projector, as well as technologies to digitally enhance image resolution and quality of motion picture films, and convert monoscopic (2D) to stereoscopic (3D) images. The Company also holds a number of patents, patents pending and intellectual property rights in these areas. In addition, the Company holds numerous digital patents and long-term relationships with key manufacturers and suppliers in digital technology. However, there can be no assurance that the Company will be awarded patents covering its technology or that competitors will not develop similar technologies.
     In recent years, a number of companies have introduced digital 3D projection technology and more and more Hollywood features are being exhibited in 3D using these technologies. The Company believes that there are approximately 2,000 conventional-sized screens in the U.S. multiplexes equipped with such digital 3D systems. The Company believes that its many competitive strengths, including the IMAX brand name, the quality and immersiveness of The IMAX Experience, its IMAX DMR technology and its patented theater geometry significantly differentiate the Company’s 3D presentations from any other 3D presentations. Consistent with this view, for the small number of films released to both IMAX 3D theaters and conventional 3D theaters, the IMAX theaters have outperformed the conventional theaters on a per-screen revenue basis.
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

(iii)	a minimum level of trailing cash collections in the preceding twenty-six week period ($63.4 million as at March 31, 2009), reduced for outstanding letters of credit and advance payment guarantees and subject to maintaining a minimum Excess Availability (as defined in the Credit Facility) of $5.0 million.

     The Credit Facility, which is collateralized by a first priority security interest in all of the current and future assets of IMAX Corporation, contains typical affirmative and negative covenants, including covenants that restrict IMAX’s ability to: incur certain additional indebtedness; make certain loans, investments or guarantees; pay dividends; make certain asset sales; incur certain liens or other encumbrances; conduct certain transactions with affiliates and enter into certain corporate transactions. In addition, the Credit Facility agreement contains customary events of default, including upon an acquisition or a change of control that may have a material adverse effect on IMAX or a guarantor. As at March 31, 2009, the Company was in compliance with all covenants under the agreement.
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
     As at March 31, 2009, the Company’s current borrowing capacity under the Credit Facility (which is also limited under the terms of the Indenture) was $11.6 million after deduction for outstanding borrowings of $20.0 million, letters of credit and advance payment guarantees of $0.3 million and the minimum Excess Availability of $5.0 million, compared with a borrowing capacity, as at December 31, 2008, of $10.5 million after deduction for outstanding borrowings of $20.0 million, letters of credit and advanced payment guarantees of $1.4 million and the minimum excess availability reserve of $5.0 million.
     The Credit Facility bears interest at the applicable prime rate per annum or LIBOR plus a margin as specified therein per annum. As at March 31, 2009, outstanding borrowings bear interest at the LIBOR rate plus an applicable margin. The effective interest rate for the quarter ended March 31, 2009 was 2.27% under the Credit Facility.
     Letters of Credit and Other Commitments
     As at March 31, 2009, the Company has letters of credit and advance payment guarantees of $0.3 million outstanding (December 31, 2008 — $1.4 million), of which the entire balance has been secured by the Credit Facility.
     The Company also has a $10.0 million facility for advance payment guarantees and letters of credit through the Bank of Montreal for use solely in conjunction with guarantees fully insured by Export Development Canada (the “Bank of Montreal Facility”). On October 2, 2008, the Company entered into an amendment to increase the amount available by $5.0 million to $10.0 million. The Bank of Montreal Facility is unsecured and includes typical affirmative and negative covenants, including delivery of annual consolidated financial statements within 120 days of the end of the fiscal year. The Bank of Montreal Facility is subject to periodic annual reviews with the next review scheduled for June 30, 2009. As at March 31, 2009, the Company had letters of credit outstanding of $5.7 million compared with $5.2 million as at December 31, 2008 under the Bank of Montreal Facility.
     Senior Notes due December 2010
     As at March 31, 2009, the Company had outstanding $160.0 million (December 31, 2008 — $160.0 million) in principal amount of Senior Notes due December 1, 2010 (the “Senior Notes”).

     The Senior Notes bear interest at a rate of 9.625% per annum and are unsecured obligations that rank equally with any of the Company’s existing and future senior indebtedness and senior to all of the Company’s existing and future subordinated indebtedness. The payment of principal, premium, if any, and interest on the Senior Notes is unconditionally guaranteed, jointly and severally, by certain of the Company’s wholly-owned subsidiaries. Interest is paid on a semi-annual basis on June 1 and December 1. The Senior Notes are subject to redemption for cash by the Company, in whole or in part, from April 1, 2009 to November 30, 2009 at 102.406%, together with accrued and unpaid interest thereon to the redemption date. Beginning December 1, 2009, and thereafter, the Senior Notes will be redeemable by the Company at 100.000%, together with accrued and unpaid interest thereon to the redemption date. If certain changes were to result in the imposition of withholding taxes under Canadian law, the Senior Notes are subject to redemption at the Company’s option, in whole but not in part, at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest to the date of redemption. In the event of a change in control, the Company will be required to make an offer to repurchase the Senior Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase.
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
     Cash and Cash Equivalents
     As at March 31, 2009, the Company’s principal sources of liquidity included cash and cash equivalents of $18.7 million, the Credit Facility, trade accounts receivable of $24.8 million and anticipated collection from financing receivables due in the next 12 months of $10.8 million. As at March 31, 2009, the Company has drawn down $20.0 million on the Credit Facility, and has letters of credit of $0.3 million outstanding under the Credit Facility and $5.7 million under the Bank of Montreal Facility.
     During the first quarter of 2009, the Company used cash of $1.9 million (including film assets) to fund its operations and $7.3 million to fund capital expenditures, principally to build equipment for use in joint revenue sharing arrangements. In addition, the Company has experienced an operating loss in the last 3 fiscal years. Based on management’s current operating plan for 2009, the Company expects to continue to use cash as it deploys additional theater systems under joint revenue sharing arrangements. Cash flows from joint revenue sharing arrangements are derived solely from the theater box office and concession revenues and the Company invested directly in the roll out of 17 new theater systems and 5 digital upgrades under joint revenue sharing arrangements in the first quarter of 2009.
     The Company currently believes that cash flow from future operations together with existing cash and borrowing available under the Credit Facility will be sufficient to fund the Company’s business operations, including its strategic initiatives relating to joint revenue sharing arrangements, and the continued roll-out of its proprietary digitally-based projection system. The Company similarly believes it will be able to continue to meet its commitments for at least the 12 month period commencing April 1, 2009. The Company’s operating cash flow will be adversely affected, however, if management’s projections of future signings for theater systems and film productions, installations and film performance are not realized. The Company forecasts its short-term liquidity requirements on a quarterly and annual basis. Since the Company’s future cash flows are based on estimates and there may be factors that are outside of the Company’s control (see “Risk Factors” in Item 1A in the Company’s 2008 Form 10-K), there is no guarantee that the Company will continue to be able to fund its operations through cash flows from operations. Under the terms of the Company’s typical sale and sales-type lease agreement, the Company receives substantial cash payments before the Company completes the performance of its obligations. Similarly, the Company receives cash payments for some of its film productions in advance of related cash expenditures.

     In addition to operating risks and uncertainties, the capital markets are currently experiencing a period of dislocation and instability, as evidenced by a lack of liquidity in both the equity and debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of certain major financial institutions. These events have contributed to worsening general economic conditions that are materially and adversely affecting the broad financial and credit markets and reducing the availability and increasing the price of debt and equity capital. The Senior Notes and the Credit Facility mature on December 1, 2010 and October 31, 2010, respectively, and there can be no assurance that the Company will be successful in refinancing its existing indebtedness on a timely basis, on satisfactory terms or at all. In addition, the Company has an unfunded U.S. defined benefit pension plan, the SERP, covering Messrs. Gelfond and Wechsler and current SERP assumptions include that approximately $15.3 million will be paid out in August 2010, although Messrs. Gelfond and Wechsler have indicated a willingness to discuss potential deferment of pension obligations if the Company were to initiate such discussions. If the Company is unable to refinance its indebtedness or obtain other financing, the Company will face substantial liquidity challenges and there is no guarantee that the Company will have sufficient cash flow or capital resources to meet its repayment obligations. Even if the Company is able to refinance its existing indebtedness in the short term, continued volatility and disruptions in the capital and credit markets could adversely affect the Company’s access to liquidity needed for its business in the longer term. See “Risk Factors — The Company is highly leveraged which may make it difficult to refinance its existing indebtedness and obtain new financing and which limits cash flow available for its operations and the Company may not generate cash flow to service all of its obligations” in Item 1A in the Company’s 2008 Form 10-K.
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
     Cash used in operating activities amounted to $1.9 million for the quarter ended March 31, 2009. Changes in other non-cash operating assets as compared to December 31, 2008 include: an increase of $2.1 million in financing receivables; a $0.6 million increase in accounts receivable; a decrease of $2.9 million in inventories; a $1.1 million increase in prepaid expenses, which primarily relates to prepaid directors’ and officers’ liability insurance for 2009; and a $1.4 million increase in insurance recoveries receivable. Changes in other non-cash operating liabilities as compared to December 31, 2008 include: a decrease in deferred revenue of $6.3 million related to amounts relieved from deferred revenue related to theater system installations in the current period offset by backlog payments received; an increase in accounts payable of $0.9 million and an increase of $4.2 million in accrued liabilities. Included in accrued liabilities at March 31, 2009, was $26.9 million in respect of accrued pension obligations which are mainly long-term in nature.
     Investing Activities
     Net cash used in investing activities amounted to $7.6 million in the first quarter of 2009, which includes an investment in joint revenue sharing equipment of $7.0 million, purchases of $0.3 million in property, plant and equipment, an increase in other assets of $0.2 million primarily relating to the increase in the cash surrender value of life insurance policies, and an increase in other intangible assets of $0.1 million.
     Financing Activities
     Net cash provided by financing activities in 2009 amounted to $0.9 million due to the issuance of common shares from the exercise of stock options in the current period.
     Capital Expenditures
     Capital expenditures including the Company’s investment in joint revenue sharing equipment, purchase of property, plant and equipment net of sales proceeds and investments in film assets were $9.5 million for the quarter ended March 31, 2009. The Company anticipates a higher level of capital expenditures in 2009 as compared to 2008 related, in part, to the anticipated roll-out of approximately 54 theaters pursuant to joint revenue sharing arrangements in the remainder of 2009, all of which are currently in backlog, and all of which the Company currently intends to fund through cash on hand and availability under the Credit Facility.

     Digital Projection System
     In July 2008, the Company introduced to the market its new proprietary digital projection system. IMAX’s digital projection system delivers The IMAX Experience and helps drive profitability for studios, exhibitors and IMAX theaters by eliminating the need for film prints, increasing program flexibility and ultimately increasing the number of movies shown on IMAX screens. The system can run both IMAX and IMAX 3D presentations.
     As at March 31, 2009, the Company had 73 digital theaters installed and operating in exhibitor theaters and 148 digital theater system arrangements in its backlog, which include the significant transactions described below:
     On December 7, 2007, the Company announced a significant joint revenue sharing arrangement with AMC for the installation of 100 digital projection systems to be installed in the latter half of 2008 through 2010. The Company has projected that the deal will ultimately double the size of the commercial IMAX theater network in North America and triple the number of IMAX theaters in North American multiplexes, which are the primary targets of the Company’s business efforts. In December 2007, the Company announced that it estimates that the AMC agreement will generate $35.0 million in incremental earnings and $229.0 million in cumulative cash flow over 10 years, under certain assumptions. The system roll-out is to be implemented in 2 phases of 50 systems each, with the rollout of the second phase being subject to the achievement of certain performance thresholds that the Company believes will be met. As of March 31, 2009, the Company has installed 34 of the 100 digital projection systems contracted for under the agreement with AMC.
     The Company and Regal Cinemas, Inc (“Regal”) announced on March 24, 2008 a joint revenue sharing agreement to install 31 digital projection systems at Regal locations in 20 major U.S. markets. As of March 31, 2009, the Company has installed 20 of the 31 digital projection systems. In June 2008, the Company and Hoyts Multiplex Cinemas PTY Ltd (“Hoyts”) entered into a joint revenue sharing arrangement for 4 digital projection systems. To date, the Company has installed 3 of the 4 digital projection systems. In July 2008, the Company signed a joint revenue sharing arrangement with Tokyu Recreation Co., Ltd (“Tokyu”) to install up to 4 digital projection systems. In September 2008, the Company signed a joint revenue sharing arrangement with Cineplexx Kinobetriebe GMBH (“Cineplexx”) for 3 digital projection systems. The Company anticipates installing several of Tokyu and Cineplexx sites in the remainder of 2009.
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
     Pension and Postretirement Obligations
     The Company has a defined benefit pension plan, the SERP, covering Messrs. Gelfond and Wechsler. As at March 31, 2009, the Company had an unfunded and accrued projected benefit obligation of approximately $26.9 million (December 31, 2008 — $26.4 million) in respect of the SERP. At the time the Company established the SERP, it also took out life insurance policies on Messrs. Gelfond and Wechsler with coverage amounts of $21.5 million in aggregate. The Company may use the proceeds of life insurance policies taken on Messrs. Gelfond and Wechsler to be applied towards the benefits due and payable under the SERP, although there can be no assurance that the Company will ultimately do so. As at March 31, 2009, the cash surrender value of the insurance policies is $6.4 million (December 31, 2008 — $6.2 million).
     In July 2000, the Company agreed to maintain health benefits for Messrs. Gelfond and Wechsler upon retirement. As at March 31, 2009, the Company had an unfunded benefit obligation of $0.4 million (December 31, 2008 — $0.4 million).

     On March 8, 2006, the Company and Messrs. Gelfond and Wechsler negotiated an amendment to the SERP which reduced the related pension expense to the Company effective January 1, 2006. Under the terms of the SERP amendment, to reduce ongoing costs to the Company, the cost of living adjustment and surviving spouse benefits previously owed to Messrs. Gelfond and Wechsler are each reduced by 50%, subject to a recoupment of a percentage of such benefits upon a change of control of the Company, and the net present value of the reduced pension benefit payments is accelerated and paid out upon a change of control of the Company. The amendment resulted in reduction of the accrued pension liability by $6.2 million, a reduction in other assets of $3.4 million and a past services credit of $2.8 million. The benefits were 50% vested as at July 2000, the SERP initiation date. The vesting percentage increases on a straight-line basis from inception until age 55. As at March 31, 2009, Mr. Wechsler’s benefits were 100% vested while the benefits of Mr. Gelfond were approximately 93.4% vested. The vesting percentage of a member whose employment terminates other than by voluntary retirement or upon a change in control shall be 100%.
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
     Under the terms of the SERP, annuity payments payable thereunder to Mr. Wechsler, whose employment as Co-CEO terminated effective April 1, 2009, are deferred for six months and shall be paid on the first date of the seventh month following such termination, at which time Mr. Wechsler will be entitled to receive interest on the deferred amount credited at the applicable federal rate for short term obligations. Thereafter, in accordance with the terms of the SERP, Mr. Wechsler is entitled to receive monthly annuity payments until the earlier of a change of control or August 1, 2010, at which time he is entitled to receive remaining benefits in the form of a lump sum payment.
     Under the terms of the SERP, if Mr. Gelfond’s employment terminates other than for cause prior to August 1, 2010, he is entitled to receive SERP benefits in the form of monthly annuity payments until the earlier of a change of control or August 1, 2010, at which time he is entitled to receive remaining benefits in the form of a lump sum payment. If Mr. Gelfond’s employment terminates other than for cause on or after August 1, 2010, he shall receive SERP benefits in the form of a lump sum payment. SERP benefit payments to Mr. Gelfond are subject to a deferral for six months after the termination of his employment, at which time Mr. Gelfond is entitled to receive interest on the deferred amount credited at the applicable federal rate for short-term obligations.
OFF-BALANCE SHEET ARRANGEMENTS
     There are currently no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Company’s financial condition.

CONTRACTUAL OBLIGATIONS
     Payments to be made by the Company under contractual obligations are as follows:

	Payments Due by Period
	Total
(In thousands of U.S. Dollars)	Obligations	2009	2010	2011	2012	2013	Thereafter
Senior Notes
Principal	$160,000	$—	$160,000	$—	$—	$—	$—
Interest	30,800	15,400	15,400	—	—	—	—
Demand Loan	20,000	—	20,000	—	—	—	—
Capital lease obligations	241	115	71	19	19	17	—
Operating lease obligations	27,713	4,434	6,072	6,047	5,917	2,129	3,114
Pension obligations(1)	30,173	861	15,342	13,970	—	—	—
Postretirement benefits obligations	125	10	14	30	34	37	—
Purchase obligations	6,995	6,995	—	—	—	—	—

	$276,047	$27,815	$216,899	$20,066	$5,970	$2,183	$3,114

(1)	The SERP assumptions include that Mr. Wechsler will receive a lump sum payment at August 1, 2010 and that Mr. Gelfond will receive a lump sum payment in 2011 upon retirement at the end of the current term of his employment agreement.
Item 3. Quantitative and Qualitative Factors about Market Risk
     The Company is exposed to market risk from changes in foreign currency rates. The Company does not use financial instruments for trading or other speculative purposes.
     A majority of the Company’s revenue is denominated in U.S. dollars while a significant portion of its costs and expenses is denominated in Canadian dollars. A portion of the Company’s net U.S. dollar cash flows is converted to Canadian dollars to fund Canadian dollar expenses through the spot market. In Japan, the Company has ongoing operating expenses related to its operations. Net Japanese yen cash flows are converted to U.S. dollars through the spot market. The Company also has cash receipts under leases denominated in Japanese yen, Euros and Canadian dollars. For the quarter ended March 31, 2009, the Company recorded a translation loss of $1.2 million (including $0.6 million of depreciation on unhedged forward contracts — see discussion below) compared with a translation loss of less than $0.1 million for quarter ended March 31, 2008, respectively, primarily from the receivables associated with leases denominated in Canadian dollars, as the value of the U.S. dollar declined in relation to the Canadian dollar. The decline in the value of the U.S. dollar also had an impact on working capital given the appreciation in value of the Canadian dollar, Euro and Japanese yen.
     Beginning in the fourth quarter of 2008 and continuing in 2009, the Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies with settlement dates throughout 2009 and 2010. In addition, at March 31, 2009, the Company held foreign currency forward contracts to manage foreign currency risk on future anticipated Canadian dollar expenditures that were not considered foreign currency hedges by the Company. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the consolidated statement of operations except for derivatives designated and qualifying as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the consolidated statement of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the consolidated statement of operations. The notional value of these contracts at March 31, 2009 was $14.2 million (December 31, 2008 — $13.1 million). A loss of $0.4 million was recorded to Other Comprehensive Income with respect to the depreciation in the value of these contracts (March 31, 2008 — $nil). Appreciation or depreciation on forward contracts not meeting the requirements for hedge accounting in SFAS 133 are recorded to selling, general and administrative expenses. A loss of $0.6 million was recorded for the quarter ended March 31, 2009 (2008 — $nil). The notional value of forward contracts that do not qualify for hedge accounting at March 31, 2009 was $18.4 million (December 31, 2008 — $17.1 million).
     For all derivative instruments, the Company is subject to counterparty credit risk to the extent that the counterparty may not meet its obligations to the Company. To manage this risk, the Company enters into derivative transactions only with major financial institutions.

     The Company is also subject to interest rate risk on its Credit Facility borrowings of $20.0 million as at March 31, 2009 (2008 — $nil).
Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
     The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods and that such information is accumulated and communicated to management, including the CEO and CFO, to allow timely discussions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
     The Company’s management, with the participation of its CEO and its CFO, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as at March 31, 2009 and has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequate and effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     There were no changes in the Company’s internal control over financial reporting which occurred during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     See note 10 to the interim condensed consolidated financial statements for information regarding legal proceedings involving the Company.
Item 1A. Risk Factors
     There have been no material changes to the factors disclosed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4. Submission of Matters to a Vote of Security Holders
     There were no matters submitted to a vote of the security holders during the quarter ended March 31, 2009.
Item 5. Other Information
     None.
Item 6. Exhibits

Exhibit
No.	Description

10.1	Summary of Employment Arrangement, dated January 6, 2005, between IMAX Corporation and Larry O’Reilly.

31.1	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated May 7, 2009, by Richard L. Gelfond.

31.2	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated May 7, 2009, by Joseph Sparacio.

32.1	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated May 7, 2009, by Richard L. Gelfond.

32.2	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated May 7, 2009, by Joseph Sparacio.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMAX CORPORATION
Date: May 7, 2009	By:	/s/ JOSEPH SPARACIO
Joseph Sparacio
Executive Vice-President & Chief Financial Officer (Principal Financial Officer)

Date: May 7, 2009	By:	/s/ JEFFREY VANCE
Jeffrey Vance
Vice-President, Finance & Controller (Principal Financial Officer)