Form 10-Q
period 2009-06-30
IMAX CORP
filed 2009-08-06
CIK 921582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 31, 2009
Common stock, no par value	55,206,261

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

IMAX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
In accordance with United States Generally Accepted Accounting Principles
(In thousands of U.S. dollars)

	June 30,	December 31,
	2009	2008
	(unaudited)
Assets
Cash and cash equivalents	$49,000	$27,017
Accounts receivable, net of allowance for doubtful accounts of $2,722 (December 31, 2008 — $2,901)	31,842	22,982
Financing receivables (note 3)	57,810	56,138
Inventories (note 4)	17,202	19,822
Prepaid expenses	2,951	1,998
Film assets	4,502	3,923
Property, plant and equipment (note 5)	48,876	39,405
Other assets (note 19(c))	17,048	16,074
Goodwill	39,027	39,027
Other intangible assets (note 6)	2,190	2,281

Total assets	$270,448	$228,667

Liabilities
Bank indebtedness (note 8)	$20,000	$20,000
Accounts payable	18,395	15,790
Accrued liabilities (notes 9(a), 9(c), 10, 15(c), 17(a), 17(c))	65,198	58,199
Deferred revenue	69,330	71,452
Senior Notes due December 2010 (note 7)	115,662	160,000

Total liabilities	288,585	325,441

Commitments and contingencies (notes 9 and 10)

Shareholders’ deficiency
Capital stock (note 15) common shares — no par value. Authorized — unlimited number. Issued and outstanding — 55,023,590 (December 31, 2008 — 43,490,631)	218,895	141,584
Other equity	6,266	5,183
Deficit	(247,089)	(247,009)
Accumulated other comprehensive income	3,791	3,468

Total shareholders’ deficiency	(18,137)	(96,774)

Total liabilities and shareholders’ deficiency	$270,448	$228,667

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
In accordance with United States Generally Accepted Accounting Principles
(In thousands of U.S. dollars, except per share amounts)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Revenues
Equipment and product sales	$7,138	$4,237	$20,497	$10,935
Services (note 11(c))	24,794	13,607	39,682	27,814
Rentals (note 11(c))	7,999	1,636	11,246	3,180
Finance income	1,061	1,084	2,073	2,155
Other	—	611	1,216	611

	40,992	21,175	74,714	44,695

Costs and expenses applicable to revenues
Equipment and product sales (note 11(a))	3,825	2,966	11,067	5,931
Services (notes 11(a) and 11(c))	13,348	11,275	23,287	20,964
Rentals (note 11(a))	3,166	968	5,332	1,698
Other	—	98	245	98

	20,339	15,307	39,931	28,691

Gross margin	20,653	5,868	34,783	16,004
Selling, general and administrative expenses (note 11(b))	12,258	11,252	23,162	23,639
(including share-based compensation expense of $4.2 million and $0.8 million for the three months ended June 30, 2009 and 2008, respectively, and $4.6 million and $1.6 million for the six months ended June 30, 2009 and 2008, respectively)

Research and development	1,185	2,047	1,732	4,535
Amortization of intangibles	136	137	281	271
Receivable provisions net of recoveries (note 13)	480	101	990	849
Asset impairments	129	—	129	—

Income (loss) from operations	6,465	(7,669)	8,489	(13,290)
Interest income	5	74	26	200
Interest expense	(4,071)	(4,340)	(8,498)	(8,836)
Gain on repurchase of Senior Notes due December 2010	444	—	444	—

Income (loss) from continuing operations before income taxes	2,843	(11,935)	461	(21,926)
Provision for income taxes	(282)	(258)	(541)	(526)

Net income (loss)	$2,561	$(12,193)	$(80)	$(22,452)

Net income (loss) per share:
Net income (loss) per share — basic	$0.06	$(0.29)	$—	$(0.54)

Net income (loss) per share — diluted	$0.05	$(0.29)	$—	$(0.54)

Comprehensive income (loss) consists of:
Net income (loss)	$2,561	$(12,193)	$(80)	$(22,452)
Amortization of prior service cost (credits) (net of income tax provision of $10 and recovery of $17 for the three months ended June 30, 2009 and 2008, respectively, and provision of $20 and recovery of $34 for the six months ended June 30, 2009 and 2008, respectively)	27	(45)	53	(90)
Amortization of actuarial gain on defined benefit plan (net of income tax recovery of $47 and $94 for the three and six months ended June 30, 2009, respectively)	(124)	—	(248)	—
Unrealized hedging gain (net of income tax recovery of $nil and $47 for the three and six months ended June 30, 2009, respectively)	1,312	—	831	—
Realization of hedging gains upon settlement (net of income tax provision of $nil and $nil for the three and six months ended June 30, 2009, respectively)	(398)	—	(313)	—

	$3,378	$(12,238)	$243	$(22,542)

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In accordance with United States Generally Accepted Accounting Principles
(In thousands of U.S. dollars)
(Unaudited)

	Six Months
	Ended June 30,
	2009	2008
Cash provided by (used in):
Operating Activities
Net loss	$(80)	$(22,452)
Items not involving cash:
Depreciation and amortization (note 12(c))	9,148	8,272
Write-downs net of recoveries (note 12(d))	1,752	1,559
Change in deferred income taxes	121	34
Stock and other non-cash compensation	5,441	2,569
Foreign currency exchange (gain) loss	(771)	216
Gain on sale of property, plant and equipment	—	(41)
Gain on repurchase of Senior Notes due December 2010	(444)	—
Change in cash surrender value of life insurance	(36)	(26)
Investment in film assets	(4,990)	(6,302)
Changes in other non-cash operating assets and liabilities (note 12(a))	(8,135)	11,030

Net cash provided by (used in) operating activities	2,006	(5,141)

Investing Activities
Purchase of property, plant and equipment	(506)	(1,437)
Investment in joint revenue sharing equipment	(12,747)	(3,577)
Proceeds from sale of property, plant and equipment	—	41
Acquisition of other assets	(374)	(598)
Acquisition of other intangible assets	(190)	(256)

Net cash used in investing activities	(13,817)	(5,827)

Financing Activities
Repurchase of Senior Notes due December 2010	(43,367)	—
Common shared issued — public offering	76,755	—
Common shares issued — private offering	—	18,000
Shelf registration fees paid	(38)	—
Common shares issued — stock options exercised	969	938

Net cash provided by financing activities	34,319	18,938

Effects of exchange rate changes on cash	(525)	(249)

Increase in cash and cash equivalents, during the period	21,983	7,721

Cash and cash equivalents, beginning of period	27,017	16,901

Cash and cash equivalents, end of period	$49,000	$24,622

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
The condensed consolidated financial statements include the accounts of the Company, except for subsidiaries which the Company has identified as variable interest entities (“VIEs”) where the Company is not the primary beneficiary. The nature of the Company’s business is such that the results of operations for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 6, 2009, which was the date this Form 10-Q was filed.
     The Company has evaluated its various variable interests to determine whether they are VIEs in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). The Company has 7 film production companies that are VIEs. As the Company is exposed to the majority of the expected losses for 2 of the film production companies, the Company has determined that it is the primary beneficiary of these entities. The Company continues to consolidate these entities, with no material impact on the operating results or financial condition of the Company, as these production companies have total assets and total liabilities of less than $0.1 million as at June 30, 2009 (December 31, 2008 — less than $0.1 million). For the other 5 film production companies which are VIEs, the Company did not consolidate these film entities since it does not bear the majority of the expected losses or expected residual returns. The Company equity accounts for these entities. As at June 30, 2009, these 5 VIEs have total assets of $0.4 million (December 31, 2008 — less than $0.1 million) and total liabilities of $0.4 million (December 31, 2008 — less than $0.1 million). Earnings of the investees included in the Company’s condensed consolidated statement of operations amounted to $nil for the three and six months ended June 30, 2009, respectively (2008 — $nil). The carrying value of these investments in VIEs that are not consolidated is $nil at June 30, 2009 (December 31, 2008 — $nil). A loss in value of an investment other than a temporary decline is recognized as a charge to the condensed consolidated statement of operations.
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
     In December 2008, the FASB issued FASB Staff Position Financial Accounting Standard 140-4 and FASB Interpretation No. 46R-8, “Disclosures by Public Entities (Enterprises) about Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”), to require public enterprises to provide additional disclosures about their involvement with variable interest entities as defined in FIN 46R. Additional disclosures include disclosures of the significant judgments and assumptions made in determining whether or not to consolidate a variable interest entity, the nature of restrictions on the consolidated variable interest entity’s assets, the nature of, and changes in, the risks associated with the Company’s involvement with the variable interest entity and how the Company’s involvement affects its financial position, financial performance, and cash flows. FSP FAS 140-4 and FIN 46(R)-8 are effective for the first reporting period ending after December 15, 2008. In 2008, the Company adopted FSP FAS 140-4 and FIN 46(R)-8. The application of FSP FAS 140-4 and FIN 46(R)-8 had no material impact on the Company’s financial condition or results of operations as presented in note 1.
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
     In April 2009, the FASB issued Staff Position 107-1 “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”). FSP FAS 107-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”), to require disclosures about fair value of financial instruments for interim financial reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 also amends Accounting Principle Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” (“APB 28-1”) to require the disclosures under FSP FAS 107-1 in all interim financial statements. FSP FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, on a prospective basis. The Company has adopted FSP FAS 107-1 and APB 28-1 for the interim period ended June 30, 2009 and, accordingly, has expanded its disclosures as presented in note 19(b).
     In April 2009, the FASB issued Staff Position 157-4, “Determining Whether a Market is Not Active and a Transaction is Not Distressed” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. The Staff Position applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS 157 and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, on a prospective basis. The Company has adopted FSP FAS 157-4 for the interim period ended June 30, 2009. The application of FSP FAS 157-4 did not have a material impact on the Company’s financial condition or results of operations.

     In April 2009, the FASB issued Staff Positions 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”) which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. The objective is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings should recognize a loss in earnings when the investment is impaired. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, on a prospective basis. The Company has adopted FSP FAS 115-2 and FAS 124-2 for the interim period ended June 30, 2009. The application of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s financial condition or results of operations.
     In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. It is effective for interim and annual periods ending after June 15, 2009 and applies to all entities. The Company has adopted SFAS 165 for the interim period ended June 30, 2009. The application of SFAS 165 did not have an effect on the Company’s financial condition or results of operations and the Company slightly modified disclosures to identify the date up to which events were considered.
3. Financing Receivables
     Financing receivables, consisting of net investment in sales-type leases and receivables from financed sales of theater systems are as follows:

	June 30,	December 31,
	2009	2008
Gross minimum lease payments receivable	$70,371	$72,100
Unearned finance income	(22,067)	(23,558)

Minimum lease payments receivable	48,304	48,542
Accumulated allowance for uncollectible amounts	(5,681)	(4,884)

Net investment in leases	42,623	43,658

Gross receivables from financed sales	22,459	18,515
Unearned financed income	(7,145)	(6,035)

Financed sale receivables	15,314	12,480
Accumulated allowance for uncollectible amounts	(127)	—

Net financed sale receivables	15,187	12,480

Total financing receivables	$57,810	$56,138

Net financed sale receivables due within one year	$2,629	$1,948
Net financed sale receivables due after one year	$12,558	$10,532
     As at June 30, 2009, the financed sale receivables had a weighted average effective interest rate of 9.6% (December 31, 2008 — 9.5%).
4. Inventories

	June 30,	December 31,
	2009	2008
Raw materials	$5,515	$6,392
Work-in-process	1,166	1,863
Finished goods	10,521	11,567

	$17,202	$19,822

     At June 30, 2009, finished goods inventory for which title had passed to the customer and revenue was deferred amounted to $5.0 million (December 31, 2008 — $5.5 million).
     Inventories at June 30, 2009 include provisions for excess and obsolete inventory based upon current estimates of net realizable value considering future events and conditions of $3.1 million (December 31, 2008 — $5.3 million).

5. Property, Plant and Equipment

	As at June 30, 2009
		Accumulated	Net Book
	Cost	Depreciation	Value
Equipment leased or held for use
Theater system components(1)(2)	$59,681	$27,856	$31,825
Camera equipment(5)	5,954	5,954	—

	65,635	33,810	31,825

Assets under construction(3)	3,439	—	3,439

Other property, plant and equipment
Land	1,593	—	1,593
Buildings	14,723	8,153	6,570
Office and production equipment(4)	28,302	25,356	2,946
Leasehold improvements	8,281	5,778	2,503

	52,899	39,287	13,612

	$121,973	$73,097	$48,876

	As at December 31, 2008
		Accumulated	Net Book
	Cost	Depreciation	Value
Equipment leased or held for use
Theater system components(1)(2)	$48,474	$29,007	$19,467
Camera equipment(5)	5,954	5,953	1

	54,428	34,960	19,468

Assets under construction(3)	5,063	—	5,063

Other property, plant and equipment
Land	1,593	—	1,593
Buildings	14,723	7,902	6,821
Office and production equipment(4)	28,006	24,371	3,635
Leasehold improvements	8,272	5,447	2,825

	52,594	37,720	14,874

	$112,085	$72,680	$39,405

(1)	Included in theater system components are assets with costs of $23.2 million (December 31, 2008 — $23.5 million) and accumulated depreciation of $21.6 million (December 31, 2008 — $21.3 million) that are leased to customers under operating leases.

(2)	Included in theater system components are assets with costs of $32.2 million (December 31, 2008 — $20.8 million) and accumulated depreciation of $3.0 million (December 31, 2008 — $4.5 million) that are used in joint revenue sharing arrangements.

(3)	Included in assets under construction are components with costs of $3.0 million (December 31, 2008 — $4.8 million) that will be utilized to construct assets to be used in joint revenue sharing arrangements.

(4)	Included in office and production equipment are assets under capital lease with costs of $1.5 million (December 31, 2008 — $1.5 million) and accumulated depreciation of $1.3 million (December 31, 2008 — $1.1 million).

(5)	Fully amortized camera equipment is still in use by the Company.

6. Other Intangible Assets

	As at June 30, 2009
		Accumulated	Net Book
	Cost	Amortization	Value
Patents and trademarks	$6,547	$4,413	$2,134
Intellectual property rights	100	44	56
Other	250	250	—

	$6,897	$4,707	$2,190

	As at December 31, 2008
		Accumulated	Net Book
	Cost	Amortization	Value
Patents and trademarks	$6,357	$4,137	$2,220
Intellectual property rights	100	39	61
Other	250	250	—

	$6,707	$4,426	$2,281

     The Company expects to amortize approximately $0.3 million of other intangible assets for the remainder of 2009 and $0.5 million for each of the next 5 years, respectively. Fully amortized other intangible assets are still in use by the Company.
     During the six months ended June 30, 2009, the Company acquired $0.2 million in patents and trademarks. The residual value of these patents and trademarks was $0.2 million as at June 30, 2009. The weighted average amortization period for these additions was 10 years.
     During the three and six months ended June 30, 2009, the Company did not incur costs to renew or extend the term of acquired other intangible assets.
7. Senior Notes due December 2010
     As at June 30, 2009 the Company had outstanding $115.7 million (December 31, 2008 — $160.0 million) in principal amount of Senior Notes due December 1, 2010 (the “Senior Notes”).
     The Senior Notes bear interest at a rate of 9.625% per annum and are unsecured obligations that rank equally with all of the Company’s existing and future senior indebtedness and senior to all of the Company’s existing and future subordinated indebtedness. The payment of principal, premium, if any, and interest on the Senior Notes is unconditionally guaranteed, jointly and severally, by certain of the Company’s wholly-owned subsidiaries. Interest is paid on a semi-annual basis on June 1 and December 1. The Senior Notes are subject to redemption for cash by the Company, in whole or in part, from July 1, 2009 to November 30, 2009 at 102.406%, together with accrued and unpaid interest thereon to the redemption date. Beginning December 1, 2009, and thereafter, the Senior Notes will be redeemable by the Company at 100.000%, together with accrued and unpaid interest thereon to the redemption date. If certain changes were to result in the imposition of withholding taxes under Canadian law, the Senior Notes are subject to redemption at the Company’s option, in whole but not in part, at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest to the date of redemption. In the event of a change in control, the Company will be required to make an offer to repurchase the Senior Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase.
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

     On June 9, 2009, the Company entered into an agreement with funds managed by Plainfield Asset Management LLC (collectively, “Plainfield”), pursuant to which the Company repurchased $44.3 million aggregate principal amount of the Company’s 9.625% Senior Notes from Plainfield at a price of $977.50 per $1,000 principal amount of Senior Notes. The Company paid cash to Plainfield and as a result, reacquired its bonds, thereby releasing the Company from further obligations to Plainfield under the indenture governing the Senior Notes. The Company accounted for the bond repurchase in accordance with Accounting Principles Board Opinion No. 26“Early Extinguishment of Debt,” whereby the net carrying amount of the debt extinguished was the face value of the bonds ($44.3 million) adjusted for any unamortized premium, discount and costs of issuance, which resulted in a gain of $0.4 million in the current period.
     On July 23, 2009, the Company entered into an agreement with funds managed by Hedgehog Capital LLC (collectively, “Hedgehog”), pursuant to which the Company repurchased $6.0 million aggregate principal amount of the Company’s 9.625% Senior Notes from Hedgehog at a price of $1,000.50 per $1,000 principal amount of Senior Notes. The Company paid cash to Hedgehog and as a result, reacquired its bonds, thereby releasing the Company from further obligations under the Indenture to Hedgehog.
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
(iii)	a minimum level of trailing cash collections in the preceding twenty-six week period ($147.0 million as at June 30, 2009), reduced for outstanding letters of credit and advance payment guarantees and subject to maintaining a minimum Excess Availability (as defined in the Credit Facility) of $5.0 million.
     The Credit Facility, which is collateralized by a first priority security interest in all of the current and future assets of the Company, contains typical affirmative and negative covenants, including covenants that restrict the Company’s ability to: incur certain additional indebtedness; make certain loans, investments or guarantees; pay dividends; make certain asset sales; incur certain liens or other encumbrances; conduct certain transactions with affiliates and enter into certain corporate transactions. In addition, the Credit Facility agreement contains customary events of default, including upon an acquisition or a change of control that may have a material adverse effect on the Company or a guarantor. As at June 30, 2009, the Company was in compliance with all covenants under the agreement.

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
     As at June 30, 2009, the Company’s current borrowing capacity under the Credit Facility (which may be limited under the terms of the Indenture) was $10.3 million after deduction for outstanding borrowings of $20.0 million, letters of credit and advance payment guarantees of $0.3 million and the minimum Excess Availability of $5.0 million, compared with a borrowing capacity, as at December 31, 2008, of $10.5 million after deduction for outstanding borrowings of $20.0 million, letters of credit and advanced payment guarantees of $1.4 million and the minimum excess availability reserve of $5.0 million.
     The Credit Facility bears interest at the applicable prime rate per annum or LIBOR plus a margin as specified therein. As at June 30, 2009, outstanding borrowings bear interest at the LIBOR rate plus an applicable margin. The effective interest rates for the three and six months ended June 30, 2009 were 2.16% and 2.22%, respectively under the Credit Facility.
Bank of Montreal Facilities
     As at June 30, 2009, the Company has available a $10.0 million facility (December 31, 2008 — $10.0 million) with the Bank of Montreal for use solely in conjunction with the issuance of performance guarantees and letters of credit fully insured by Export Development Canada (the “Bank of Montreal Facility”). As at June 30, 2009, the Company has letters of credit outstanding of $5.7 million as compared to $5.2 million as at December 31, 2008 under the Bank of Montreal Facility.
     As at June 30, 2009, the Company has available a $5.0 million (December 31, 2008 — $5.0 million) facility solely used to cover the Company’s settlement risk on its purchased foreign currency forward contracts. The facility is fully insured by Export Development Canada. As at June 30, 2009, the settlement risk on its foreign currency forward contracts was $nil (December 31, 2008 — $nil) as the fair value exceeded the notional value of the forward contracts.
9. Commitments
     (a) The Company’s lease commitments consist of rent and equipment under operating leases. The Company accounts for any incentives provided over the term of the lease. Total minimum annual rental payments to be made by the Company under operating leases as at June 30, 2009 for each of the years ended December 31, are as follows:

2009 (six months remaining)	$3,017
2010	6,167
2011	6,119
2012	5,949
2013	2,141
Thereafter	3,121

$26,514

     Rent expense was $1.3 million and $2.6 million for three and six months ended June 30, 2009, respectively (2008 — $1.3 million and $2.8 million, respectively) net of sublease rental of $0.1 million and $0.2 million, respectively (2008 — less than $0.1 million and $0.1 million, respectively).

     Recorded in the accrued liabilities balance as at June 30, 2009 is $6.0 million (December 31, 2008 — $6.2 million) related to lease inducements and accrued rent.
     Purchase obligations under long-term supplier contracts as at June 30, 2009 were $4.2 million (December 31, 2008 — $4.8 million).
     (b) As at June 30, 2009, the Company has letters of credit and advance payment guarantees of $0.3 million (December 31, 2008 — $1.4 million) outstanding, of which the entire balance has been secured by the Credit Facility. As at June 30, 2009, the Company also has letters of credit outstanding of $5.7 million as compared to $5.2 million as at December 31, 2008, under the Bank of Montreal Facility.
     (c) The Company compensates its sales force with both fixed and variable compensation. Commissions on the sale or lease of the Company’s theater systems are payable in graduated amounts from the time of collection of the customer’s first payment to the Company up to the collection of the customer’s last initial payment. At June 30, 2009, $0.7 million (December 31, 2008 —$0.5 million) of commissions have been accrued and will be payable in future periods.
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
(a) In March 2005, the Company, together with Three-Dimensional Media Group, Ltd. (“3DMG”), filed a complaint in the U.S. District Court for the Central District of California, Western Division, against In-Three, Inc. (“In-Three”) alleging patent infringement. On March 10, 2006, the Company and In-Three entered into a settlement agreement settling the dispute between the Company and In-Three. On June 12, 2006, the U.S. District Court for the Central District of California, Western Division, entered a stay in the proceedings against In-Three pending the arbitration of disputes between the Company and 3DMG. On May 15, 2006, the Company initiated arbitration against 3DMG before the International Centre for Dispute Resolution in New York, alleging breaches of the license and consulting agreements between the Company and 3DMG. On June 15, 2006, 3DMG filed an answer denying any breaches and asserting counterclaims that the Company breached the parties’ license agreement. On June 21, 2007, the Arbitration Panel unanimously denied 3DMG’s Motion for Summary Judgment filed on April 11, 2007 concerning the Company’s claims and 3DMG’s counterclaims. The proceeding was suspended on May 4, 2009 due to failure of 3DMG to pay fees associated with the proceeding. The ICDR is scheduled to report back to the parties regarding the status of the suspension in August 2009. The Company will continue to pursue its claims vigorously and believes that all allegations made by 3DMG are without merit. The Company further believes that the amount of loss, if any, suffered in connection with the counterclaims would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of the arbitration.

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
     (c) In June 2004, Robots of Mars, Inc. (“Robots”) initiated an arbitration proceeding against the Company in California with the American Arbitration Association pursuant to an arbitration provision in a 1994 film production agreement between Robots’ predecessor-in-interest and a subsidiary of the Company, asserting claims for breach of contract, fraud, breach of fiduciary duty and intentional interference with the contract. Robots is seeking an accounting of the Company’s revenues and an award of all sums alleged to be due to Robots under the production agreement, as well as punitive damages. The arbitration hearing of this matter occurred on June 1 through June 5, 2009 and the parties are currently awaiting a ruling from the arbitrator. The Company believes the amount of the loss, if any, that may be suffered in connection with this proceeding will not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of such arbitration.
     (d) The Company and certain of its officers and directors were named as defendants in eight purported class action lawsuits filed between August 11, 2006 and September 18, 2006, alleging violations of U.S. federal securities laws. These eight actions were filed in the U.S. District Court for the Southern District of New York. On January 18, 2007, the Court consolidated all eight class action lawsuits and appointed Westchester Capital Management, Inc. as the lead plaintiff and Abbey Spanier Rodd & Abrams, LLP as lead plaintiff’s counsel. On October 2, 2007, plaintiffs filed a consolidated amended class action complaint. The amended complaint, brought on behalf of shareholders who purchased the Company’s common stock between February 27, 2003 and July 20, 2007, alleges primarily that the defendants engaged in securities fraud by disseminating materially false and misleading statements during the class period regarding the Company’s revenue recognition of theater system installations, and failing to disclose material information concerning the Company’s revenue recognition practices. The amended complaint also added PricewaterhouseCoopers LLP, the Company’s auditors, as a defendant. The lawsuit seeks unspecified compensatory damages, costs, and expenses. The defendants filed a motion to dismiss the amended complaint on December 10, 2007. On September 16, 2008, the Court issued a memorandum opinion and order, denying the motion. On October 6, 2008, the defendants filed an answer to the amended complaint. On October 31, 2008, the plaintiffs filed a motion for class certification. Fact discovery on the merits commenced on November 14, 2008 and is ongoing. On March 13, 2009, the Court granted a second prospective lead plaintiff’s request to file a motion for reconsideration of the Court’s order naming Westchester Capital Management, Inc. as the lead plaintiff and issued an order denying without prejudice plaintiff’s class certification motion pending resolution of the motion for reconsideration. On June 29, 2009, the Court granted the motion for reconsideration and appointed Snow Capital Investment Partners, L.P. as the lead plaintiff and Coughlin Stoia Geller Rudman & Robbins LLP as lead plaintiff’s counsel. The lawsuit is at an early stage and as a result the Company is not able to estimate a potential loss exposure at this time. The Company will vigorously defend the matter, although no assurances can be given with respect to the outcome of such proceedings. The Company’s directors and officers insurance policy provides for reimbursement of costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits and deductibles.

     (e) A class action lawsuit was filed on September 20, 2006 in the Ontario Superior Court of Justice against the Company and certain of its officers and directors, alleging violations of Canadian securities laws. This lawsuit was brought on behalf of shareholders who acquired the Company’s securities between February 17, 2006 and August 9, 2006. The lawsuit is in an early stage and seeks unspecified compensatory and punitive damages, as well as costs and expenses. As a result, the Company is unable to estimate a potential loss exposure at this time. The plaintiffs require leave of the Court before they are permitted to proceed with certain claims they have made pursuant to the Securities Act (Ontario) and have filed a motion to obtain leave, along with a separate motion for certification of the action as a class proceeding. The Company has opposed both of these motions and a hearing on the motions took place during the week of December 15, 2008. It is not known when the Court will render a decision on these motions. The Company believes the allegations made against it in the statement of claim are meritless and will vigorously defend the matter, although no assurance can be given with respect to the ultimate outcome of such proceedings. The Company’s directors and officers insurance policy provides for reimbursement of costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits and deductibles.
     (f) On September 7, 2007, Catalyst Fund Limited Partnership II (“Catalyst”), a holder of the Company’s Senior Notes, commenced an application against the Company in the Ontario Superior Court of Justice for a declaration of oppression pursuant to sections 229 and 241 of the Canada Business Corporations Act (“CBCA”) and for a declaration that the Company is in default of the Indenture governing its Senior Notes. In its application against the Company, Catalyst challenged the validity of the consent solicitation through which the Company requested and obtained a waiver of any and all defaults arising from a failure to comply with the reporting covenant under the Indenture and alleged common law fraud. On September 26, 2008, on the Company’s motion, the Ontario Superior Court stayed Catalyst’s application in Canada on the basis of Catalyst having brought similar claims against the Company in the State of New York, and ordered Catalyst to pay the Company’s costs associated with the motion. At this stage of the litigation, the Company is not able to estimate a potential loss exposure. The Company believes this application is entirely without merit and plans to contest it vigorously and seek costs from Catalyst, although no assurances can be given with respect to the outcome of the proceedings. The Company’s directors and officers insurance policy provides for reimbursement of costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits and deductibles.
     (g) In a related matter, on December 21, 2007, U.S. Bank National Association, trustee under the Indenture, filed a complaint in the Supreme Court of the State of New York against the Company and Catalyst, requesting a declaration that the theory of default asserted by Catalyst before the Ontario Superior Court of Justice is without merit and further that Catalyst has failed to satisfy certain prerequisites to bondholder action, which are contained in the Indenture (the “U.S. Bank Action”). On February 6, 2008, the Company served a Verified Answer to U.S. Bank Action. On February 22, 2008, Catalyst served a Verified Answer to U.S. Bank Action and filed several Cross-Claims against the Company in the same proceeding. The allegations asserted and relief requested through the Cross-Claims were substantially similar to those asserted in Catalyst’s application in the Ontario Superior Court of Justice. On July 1, 2008, Catalyst moved for summary judgment on the Cross-Claims. The Company opposed this motion and requested that summary judgment be granted in its favor. On January 16, 2009, the Company moved for summary judgment, seeking a ruling that the Company satisfies the terms of the declaratory relief requested by the Trustee and the dismissal of the Cross-Claims.
     On April 27, 2009, the Court denied Catalyst’s motion for partial summary judgment and granted the Company’s motion for summary judgment, disposing of the Cross-Claims. Specifically, the Court held that the consent solicitation conducted by the Company in April 2007 was “valid, effective, and not tainted by fraud,” and that the Annual Report on Form 10-K for the year-ended December 31, 2006 was filed “in accord with the terms of the Indenture, and made in good faith.” The Court further found that “no Event of Default occurred under the Indenture, and thus no acceleration of maturity has occurred.” The Court considered all of the other arguments made by Catalyst and deemed them to be “without merit.” On May 7, 2009, Catalyst filed a notice of appeal of the Court’s ruling on summary judgment. The Company believes that the appeal will be taken without merit. The Company is unable to comment on the outcome of such an appeal, if taken, or estimate the potential loss exposure, if any.
     (h) Since June 2006, the Company has been subject to ongoing informal inquiries by the U.S. Securities and Exchange Commission and the Ontario Securities Commission. The Company has been cooperating with these inquiries and believes that they principally relate to the timing of recognition of the Company’s theater system installation revenue in 2005 and related matters. Although the Company cannot predict the timing of developments and outcomes in these inquiries, they could result at any time in developments (including charges or settlement of charges) that could have material adverse effects on the Company. These effects could include payments of fines or disgorgement or other relief with respect to the Company or its officers or employees that could be material to the Company. Such developments could also have an adverse effect on the Company’s defense of the class action lawsuits referred to above. See “Risk Factors” in Item 1A in the Company’s 2008 Form 10-K for further discussion of these inquiries and their potential impact on the Company, including the ongoing expenses incurred in connection with cooperating with the authorities.

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
Financial Guarantees
     The Company has provided no significant financial guarantees to third parties.
Product Warranties
     The following summarizes the accrual for product warranties that was recorded as part of accrued liabilities in the consolidated balance sheets:

Balance as at December 31, 2008	$33
Payments	(28)
Warranties issued	79
Revisions	(45)

Balance as at June 30, 2009	$39

Director/Officer Indemnifications
     The Company’s General By-law contains an indemnification of its directors/officers, former directors/officers and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amount actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the condensed consolidated balance sheet as at June 30, 2009 with respect to this indemnity.
Other Indemnification Agreements
     In the normal course of the Company’s operations, the Company provides indemnifications to counterparties in transactions such as: theater system lease and sale agreements and the supervision of installation or servicing of the theater systems; film production, exhibition and distribution agreements; real property lease agreements; and employment agreements. During the second quarter of 2009, the Company provided an indemnity to a third party in connection with a terminated service arrangement. These indemnification agreements require the Company to compensate the counterparties for costs incurred as a result of litigation claims that may be suffered by the counterparty as a consequence of the transaction or the Company’s breach or non-performance under these agreements. While the terms of these indemnification agreements vary based upon the contract, they normally extend for the life of the agreements. A small number of agreements do not provide for any limit on the maximum potential amount of indemnification however, virtually all of the Company’s system lease and sale agreements limit such maximum potential liability to the purchase price of the system. The fact that the maximum potential amount of indemnification required by the Company is not specified in some cases prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. Historically, the Company has not made any significant payments under such indemnifications and less than $0.1 million has been accrued in the accompanying condensed consolidated financial statements with respect to the contingent aspect of these indemnities.

11. Condensed Consolidated Statements of Operations Supplemental Information
(a) Selling Expenses
     The Company defers direct selling costs such as sales commissions and other amounts related to its sale and sales-type lease arrangements until the related revenue is recognized. These costs included in costs and expenses applicable to revenues-equipment and product sales totaled $0.3 million and $0.6 million for the three and six months ended June 30, 2009, respectively (2008 — $0.1 million and $0.3 million, respectively).
     Film exploitation costs, including advertising and marketing totaled $0.5 million and $1.1 million for the three and six months ended June 30, 2009, respectively (2008 — $0.4 million and $0.4 million, respectively) and are recorded in costs and expenses applicable to revenues-services as incurred.
     Commissions are recognized as costs and expenses applicable to revenues-rentals in the month they are earned. These costs totaled $0.6 million and $1.0 million for the three and six months ended June 30, 2009, respectively (2008 — $nil and $nil, respectively). Direct advertising and marketing costs for each theater are charged to costs and expenses applicable to revenues-rental as incurred. These costs totaled $0.9 million and $1.2 million for the three and six months ended June 30, 2009, respectively (2008 — $nil and $nil, respectively).
(b) Foreign Exchange
     Included in selling, general and administrative expenses for the three and six months ended June 30, 2009 is $2.5 million and $1.3 million, respectively, for net foreign exchange gains related to the translation of foreign currency denominated monetary assets and liabilities (including $1.6 million and $1.0 million, respectively of appreciation on foreign exchange forward contracts) compared with a translation gain of less than $0.1 million and a translation loss of $0.2 million for the three and six months ended June 30, 2008, respectively. See note 19(c) for additional information.
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
     At June 30, 2009, the Company has signed 6 joint revenue sharing agreements for a total of 156 theater systems, of which 91 theaters were operating, as at June 30, 2009, the terms of which are similar in nature, rights and obligations. The accounting policy for the Company’s joint revenue sharing arrangements is disclosed in note 2(n) of the Company’s 2008 Form 10-K.
     Amounts attributable to transactions arising between the Company and its customers under joint revenue sharing arrangements are included in Rentals revenue and for the three and six months ended June 30, 2009 amounted to $7.2 million and $9.1 million, respectively (2008 — $0.4 million and $0.8 million, respectively).
IMAX DMR
     In an IMAX DMR arrangement, the Company transforms conventional motion pictures into the Company’s large screen format, allowing the release of Hollywood content to the IMAX theater network. In a typical IMAX DMR film arrangement, the Company will absorb its costs for the digital re-mastering and then recoup this cost from a percentage of the gross box-office receipts of the film, which generally range from 10-15%. The Company does not typically hold distribution rights or the copyright to these films.

     For the six months ended June 30, 2009, 9 IMAX DMR film were exhibited through the IMAX network. The Company has entered into arrangements with film producers to convert 5 additional films which are expected to be released during the remainder of 2009, the terms of which are similar in nature, rights and obligations. The accounting policy for the Company’s IMAX DMR arrangements is disclosed in note 2(n) of the Company’s 2008 Form 10-K.
     Amounts attributable to transactions arising between the Company and its customers under IMAX DMR arrangements are included in Services revenue and for the three and six months ended June 30, 2009 amounted to $12.1 million and $15.8 million, respectively (2008 — $2.5 million and $5.4 million, respectively).
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
     At June 30, 2009, the Company has 4 significant co-produced film arrangements, the terms of which are similar.
     For the three and six months ended June 30, 2009, amounts totaling $2.0 million and $3.8 million, respectively (2008 — $1.0 million and $2.0 million, respectively) attributable to transactions between the Company and other parties involved in the production of the films have been included in cost and expenses applicable to revenues-services.
12. Condensed Consolidated Statements of Cash Flows Supplemental Information
     (a) Changes in other non-cash operating assets and liabilities are comprised of the following:

	Six Months
	Ended June 30,
	2009	2008
Decrease (increase) in:
Accounts receivable	$(7,612)	$2,767
Financing receivables	(2,812)	1,070
Inventories	2,420	(13)
Prepaid expenses	(953)	(763)
Commissions and other deferred selling expenses	(1,107)	(712)
Insurance recoveries	554	(687)
Increase (decrease) in:
Accounts payable	2,023	(1,240)
Accrued and other liabilities	1,474	(36)
Deferred revenue	(2,122)	10,644

	$(8,135)	$11,030

     (b) Cash payments made on account of:

	Six Months
	Ended June 30,
	2009	2008
Income taxes	$190	$273

Interest	$8,112	$7,861

     (c) Depreciation and amortization are comprised of the following:

	Six Months
	Ended June 30,
	2009	2008
Film assets(1)	$3,826	$4,281
Property, plant and equipment
Joint revenue sharing arrangements	1,914	853
Other property, plant and equipment	2,450	2,158
Other intangible assets	281	267
Deferred financing costs	677	713

	$9,148	$8,272

(1)	Included in film asset amortization is a charge of $nil (2008 — $0.7 million) relating to changes in estimates based on the ultimate recoverability of future films.
     (d) Write-downs net of recoveries are comprised of the following:

	Six Months
	Ended June 30,
	2009	2008
Asset impairments
Property, plant and equipment(1)	$129	$—
Other significant charges
Accounts receivables	110	537
Financing receivables	1,317	482
Inventories(2)	196	540

	$1,752	$1,559

(1)	The Company recorded an asset impairment charge of $0.1 million against property, plant and equipment after the Company assessed the carrying values of certain assets in light of their future expected use (2008 — $nil).

(2)	In the six months ended June 30, 2009, the Company recorded a charge of $0.1 million (2008 — $0.5 million) in costs and expenses applicable to revenues — equipment and product sales and $0.1 million (2008 — $nil) in costs and expenses applicable to revenues — services, primarily for its film-based projector inventories due to lower net realizable values resulting from the Company’s development of a digital projection system.
13. Receivable Provisions Net of Recoveries

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Accounts receivable provisions, net of recoveries	$91	$35	$110	$367
Financing receivables, net of recoveries	389	66	880	482

Receivable provisions, net of recoveries	$480	$101	$990	$849

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
     As at June 30, 2009, the Company had net deferred income tax assets of $nil (December 31, 2008 — $nil). As at June 30, 2009, the Company had a gross deferred income tax asset of $79.3 million (December 31, 2008 — $62.4 million), against which the Company is carrying a $79.3 million valuation allowance (December 31, 2008 — $62.4 million).
     As at June 30, 2009 and December 31, 2008, the Company had total unrecognized tax benefits of $4.7 million and $4.4 million for international withholding taxes, respectively. All of the unrecognized tax benefits could impact the Company’s effective tax rate if recognized. While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could differ from the Company’s accrued position. Accordingly, additional provisions on federal, state, provincial and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.
     Consistent with its historical financial reporting, the Company has elected to classify interest and penalties related to income tax liabilities, when applicable, as part of the interest expense in its condensed consolidated statement of operations rather than income tax expense. The Company recognized approximately $0.1 million and $0.1 million in potential interest and penalties associated with uncertain tax positions for the three and six months ended June 30, 2009, respectively (2008 — $0.1 million and $0.2 million, respectively).
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
(b) Changes during the Period
     On June 5, 2009, the Company completed a public offering of 9,800,000 common shares pursuant to a registration statement declared effective by the SEC. On June 26, 2009, the Company completed the sale of an additional 1,470,000 common shares pursuant to the over-allotment option exercised in full by the underwriter of the offering. All 11,270,000 common shares sold in the offering were sold at a public offering price of $7.15. Net proceeds of the offering were approximately $76.3 million. The Company stated that it intends to use the proceeds of the offering for the repayment of debt, including a portion of the Senior Notes and for general corporate purposes.
(c) Stock-Based Compensation
     The Company has five stock-based compensation plans that are described below. The compensation costs recorded in the condensed consolidated statement of operations for these plans were $4.2 million and $4.7 million for the three and six months ended June 30, 2009, respectively (2008 — $0.9 million and $1.7 million, respectively). No income tax benefit is recorded in the condensed consolidated statement of operations for these costs.

Stock Option Plan
     The Company’s Stock Option Plan, which is shareholder approved, permits the grant of options to employees, directors and consultants. The Company recorded an expense of $0.5 million and $0.9 million for the three and six months ended June 30, 2009, respectively (2008 — $0.3 million and $0.5 million, respectively), related to grants issued to employees and directors in the plan.
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
     The weighted average fair value of all common share options, granted to employees for the three and six months ended June 30, 2009 at the measurement date was $3.84 per share and $3.34 per share, respectively (2008 — $2.56 per share and $2.56 per share, respectively). The following assumptions were used:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Average risk-free interest rate	3.33%	3.82%	3.11%	3.82%
Expected option life (in years)	5.41 – 5.59	3.49 – 4.72	5.41 – 5.85	3.49 – 4.72
Expected volatility	62%	62%	62%	62%
Annual termination probability	0% – 10.30%	0% – 11.20%	0% – 10.30%	0% – 11.20%
Dividend yield	0%	0%	0%	0%
     As at June 30, 2009, the Company has reserved a total of 11,004,718 (December 31, 2008— 8,698,126) common shares for future issuance under the Stock Option Plan, of which options in respect of 6,482,352 common shares are outstanding at June 30, 2009. All awards of stock options are made at fair market value of the Company’s Common Shares on the date of grant. “Fair Market Value” of a Common Share on a given date means the higher of the closing price of a Common Share on the grant date (or the most recent trading date if the grant date is not a trading date) on the NASDAQ Global Market, The Toronto Stock Exchange (the “TSX”) and such national exchange, as may be designated by the Company’s Board of Directors. The options generally vest between one and 5 years and expire 10 years or less from the date granted. The Stock Option Plan provides that vesting will be accelerated if there is a change of control, as defined in the plan. At June 30, 2009, options in respect of 4,402,330 common shares were vested and exercisable.
     The following table summarizes certain information in respect of option activity under the Stock Option Plan for the six month periods ended June 30:

			Weighted Average Exercise Price
	Number of Shares		per Share
	2009	2008	2009	2008
Options outstanding, beginning of year	6,686,182	5,908,080	$5.97	$6.71
Granted	191,858	67,888	5.25	7.29
Exercised	(262,959)	(265,531)	3.68	3.53
Forfeited	(22,750)	(39,108)	5.94	6.92
Expired	(100,729)	(93,500)	9.84	25.73
Cancelled	(9,250)	(78,551)	18.51	8.02

Options outstanding, end of period	6,482,352	5,449,278	5.96	6.52

Options exercisable, end of period	4,402,330	4,349,585	6.44	6.72

     During the three and six months ended June 30, 2009, the Company cancelled 3,250 and 9,250 stock options, respectively from its Stock Option Plan (2008 — 70,889 and 78,551, respectively) surrendered by Company employees for $nil consideration. Compensation cost which is fully recognized at the cancellation date was not reversed for options cancelled.
     As at June 30, 2009, 5,999,797 options were fully vested or are expected to vest with a weighted average exercise price of $6.04, aggregate intrinsic value of $16.3 million and weighted average remaining contractual life of 6.4 years. As at June 30, 2009, options that are exercisable have an intrinsic value of $11.0 million and a weighted average remaining contractual life of 3.2 years. The intrinsic value of options exercised in the three and six months ended June 30, 2009 was $0.1 million and $0.3 million, respectively (2008 — $0.6 million and $1.0 million, respectively).
Options to Non-Employees
     During the three and six months ended June 30, 2009, an aggregate of nil and 100,000 common share options to purchase the Company’s common stock with an average exercise price of $4.05 were granted to certain advisors and strategic partners of the Company. These options have a maximum contractual life of six years. The option vesting ranges from immediately to five years. These options were granted under the Stock Option Plan. There were no common share options granted to non-employees during the three and six months ended June 30, 2008.
     As at June 30, 2009, non-employee options outstanding amounted to 423,314 options (2008 — 225,684) with a weighted average exercise price of $5.79 (2008 — $7.16). 330,980 options (2008 — 172,224) were exercisable with an average weighted exercise price of $6.28 (2008 — $7.97) and the vested options have an aggregate intrinsic value of $0.7 million (2008 — less than $0.1 million). The weighted average fair value of options granted to non-employees during the six months ended June 30, 2009 at the measurement date was $2.34 per share, utilizing a Binomial Model with the following underlying assumptions for periods ended June 30:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Average risk-free interest rate	N/A	N/A	2.03%	N/A
Contractual option life	N/A	N/A	6 years	N/A
Average expected volatility	N/A	N/A	62%	N/A
Dividend yield	N/A	N/A	0%	N/A
     For the three and six months ended June 30, 2009, the Company recorded a charge of less than $0.1 million and less than $0.1 million, respectively (2008 — less than $0.1 million and $0.1 million, respectively) to cost and expenses applicable to revenues — services related to the non-employee stock options.
Restricted Common Shares
     Under the terms of certain employment agreements dated July 12, 2000, the Company is required to issue either 160,000 restricted common shares or pay their cash equivalent. The restricted shares are required to be issued, or payment of their cash equivalent, upon request by the employees at any time. The aggregate intrinsic value of the awards outstanding at June 30, 2009 is $1.3 million (December 31, 2008 — $0.7 million). The Company accounts for the obligation as a liability, which is classified within accrued liabilities. The Company has recorded an expense of $0.6 million and $0.6 million for the three and six months ended June 30, 2009, respectively (2008 — less than $0.1 million recovery and less than $0.1 million expense, respectively), due to the changes in the Company’s stock price during the period.

Stock Appreciation Rights
     There were no stock appreciation rights (“SARs”) granted during the three and six months ended June 30, 2009 and 2008. During 2007, 2,280,000 SARs with a weighted average exercise price of $6.20 per right were granted to certain Company executives. As at June 30, 2009, all 2,280,000 SARs were outstanding, of which 1,566,000 SARs were exercisable. The SARs vesting ranges from immediately to 5 years, with a remaining contractual life ranging from 4.51 to 8.51 years at June 30, 2009. The SARs were measured at fair value at the date of grant and are remeasured each period until settled. At June 30, 2009, the SARs had an average fair value of $2.72 per right (December 31, 2008 — $1.22). The Company accounts for the obligation of these SARs as a liability (June 30, 2009 — $5.1 million, December 31, 2008 — $1.9 million), which is classified within accrued liabilities. The Company has recorded a $3.1 million and $3.2 million expense for the three and six months ended June 30, 2009, respectively (2008 — $0.6 million and $1.2 million, respectively) to selling, general and administrative expenses related to these SARs. None of the SARs have been exercised. The following assumptions were used for measuring the fair value of the SARs:

	As at	As at
	June 30,	December 31,
	2009	2008
Average risk-free interest rate	3.03%	1.95%
Expected option life (in years)	0.76 – 4.00	3.54 – 5.82
Expected volatility	62%	62%
Annual termination probability	0% – 10.01%	0% – 10.01%
Dividend yield	0%	0%
Warrants
     There were no warrants issued during the three and six months ended or outstanding as at June 30, 2009 and 2008.
(d) Income (loss) per Share
     Reconciliations of the numerator and denominator of the basic and diluted per-share computations are comprised of the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Net income (loss) from continuing operations applicable to common shareholders	$2,561	$(12,193)	$(80)	$(22,452)

Weighted average number of common shares (000’s):
Issued and outstanding, beginning of period	43,731	40,510	43,491	40,423
Weighted average number of shares issued during the period	2,762	1,671	1,604	890

Weighted average number of shares used in computing basic income (loss) per share	46,493	42,181	45,095	41,313
Assumed exercise of stock, net of shares assumed	1,473	—	—	—

Weighted average number of shares used in computing diluted income (loss) per share	47,966	42,181	45,095	41,313

     The calculation of diluted income (loss) per share for the six months ended June 30, 2009 and the three and six months ended June 30, 2008 excludes all shares that are issuable upon exercise of options as the impact of these exercises would be antidilutive.

(e) Shareholders’ Deficiency
     The following summarizes the movement of Shareholders’ Deficiency for the six months ended June 30, 2009:

Balance as at December 31, 2008	$(96,774)
Issuance of common shares from public offering (net of issuance costs of $4.2 million)	76,334
Issuance of common shares for stock options exercised	969
Net loss	(80)
Adjustment to other equity for employee stock options granted	940
Adjustment to other equity for non-employee stock options granted	151
Adjustment to capital stock for stock options exercised	9
Adjustment to other equity for stock options exercised	(9)
Adjustments to accumulated other comprehensive income to amortize the prior service costs related to pensions and record the prior service cost	53
Adjustments to accumulated other comprehensive income to amortize the defined benefit pension plan actuarial gain	(248)
Adjustments to accumulated other comprehensive income to record unrealized hedging gains	831
Adjustments to accumulated other comprehensive income to record the realization of hedging gains upon settlement	(313)

Balance as at June 30, 2009	$(18,137)

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
     The Company’s Chief Operating Decision Maker (“CODM”), as defined in Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), assess segment performance based on segment revenues, gross margins and film performance. Selling, general and administrative expenses, research and development costs, amortization of intangibles, receivables provisions (recoveries), interest revenue, interest expense and tax provision (recovery) are not allocated to the segments.
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
     Transactions between the other segments are not significant.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Revenue
IMAX systems	$8,339	$6,283	$24,792	$14,441
Theater system maintenance	4,433	3,850	8,793	7,833
Joint revenue sharing arrangements	7,193	433	9,100	781
Films
Production and IMAX DMR	12,135	2,489	15,836	5,405
Distribution	3,494	2,307	6,736	5,060
Post-production	515	1,798	1,387	3,522
Theater operations	4,216	3,163	6,930	5,994
Other	667	852	1,140	1,659

Total	$40,992	$21,175	74,714	$44,695

Gross margins
IMAX systems(1)	$4,535	$3,454	$13,430	$9,014
Theater system maintenance	2,319	1,529	4,631	3,117
Joint revenue sharing arrangements(1)	4,635	(112)	4,980	(73)
Films
Production and IMAX DMR(1)	7,914	(603)	9,684	(270)
Distribution(1)	654	773	989	2,120
Post-production	55	834	695	2,386
Theater operations	504	(200)	394	(503)
Other	37	193	(20)	213

Total	$20,653	$5,868	$34,783	$16,004

(1)	IMAX systems include commission costs of $0.3 million and $0.6 million for the three and six months ended June 30, 2009, respectively (2008 — $0.1 million and $0.3 million, respectively). Joint revenue sharing arrangements includes advertising, marketing and commission costs of $1.5 million and $2.2 million for the three and six months ended June 30, 2009, respectively (2008 — $nil and $nil, respectively). Production and DMR includes marketing costs of $0.4 million and $0.6 million for the three and six months ended June 30, 2009, respectively (2008 — $0.3 million and $0.3 million, respectively). Distribution includes marketing costs of $0.1 million and $0.5 million for the three and six months ended June 30, 2009, respectively (2008 — $0.1 million and $0.2 million, respectively).

	June 30,	December 31,
	2009	2008
Assets
IMAX systems	$105,956	$107,640
Theater system maintenance	14,455	14,120
Joint revenue sharing arrangements	53,123	37,145
Films
Production and IMAX DMR	14,036	14,891
Distribution	9,761	5,106
Post-production	3,217	3,086
Theater operations	821	873
Other	636	845
Corporate and other non-segment specific assets	68,443	44,961

Total	$270,448	$228,667

17. Employees Pension and Postretirement Benefits
(a) Defined Benefit Plan
     The Company has an unfunded U.S. defined benefit pension plan, the SERP, covering Richard L. Gelfond, Chief Executive Officer (“CEO”) of the Company and Bradley J. Wechsler, Chairman of the Company’s Board of Directors. The SERP provides for a lifetime retirement benefit from age 55 determined as 75% of the member’s best average 60 consecutive months of earnings over the member’s employment history. The benefits were 50% vested as at July 2000, the SERP initiation date. The vesting percentage increases on a straight-line basis from inception until age 55. As at June 30, 2009, the benefits of Mr. Wechsler were 100% vested while the benefits of Mr. Gelfond were approximately 94.6% vested. The vesting percentage of a member whose employment terminates other than by voluntary retirement or upon a change in control shall be 100%.
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
     Under the terms of the SERP, annuity payments payable to Mr. Wechsler, whose employment as Co-CEO terminated effective April 1, 2009, shall be deferred for six months after the termination of his employment and paid on the first date of the seventh month following such termination, at which time Mr. Wechsler will be entitled to receive interest on the deferred amount credited at the applicable federal rate for short term obligations. Thereafter, in accordance with the terms of the SERP, Mr. Wechsler is entitled to receive monthly annuity payments until the earlier of a change of control or August 1, 2010, at which time he is entitled to receive remaining benefits in the form of a lump sum payment.
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
     The amounts accrued for the SERP are determined as follows:

Six Months
Ended June 30,
2009
Projected benefit obligation:
Obligation, beginning of period	$26,381
Service cost	322
Interest cost	670

Obligation, end of period and unfunded status	$27,373

     The following table provides disclosure of pension expense for the SERP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Service cost	$161	$198	$322	$396
Interest cost	335	313	670	626
Amortization of prior service cost (credit)	37	(62)	73	(124)
Amortization of actuarial gain	(171)	—	(341)	—

Pension expense	$362	$449	$724	$898

     The accumulated benefit obligation for the SERP was $27.4 million at June 30, 2009 and $26.4 million at December 31, 2008.
     The following amounts were included in accumulated other comprehensive income (“AOCI”) and will be recognized as components of net periodic benefit cost in future periods:

	As at	As at
	June 30,	December 31,
	2009	2008
Prior service cost	$72	$145
Unrecognized actuarial gain	(3,527)	(3,868)

	$(3,455)	$(3,723)

     No contributions are expected to be made for the SERP during 2009 except to meet benefit payment obligations as they come due. The Company expects prior service costs of $0.1 million and amortization of actuarial gains of $0.3 million to be recognized as a component of net periodic benefit cost during the remainder of 2009.
     The following benefit payments are expected to be made as per the current SERP assumptions and the terms of the SERP in each of the next 5 years, and in the aggregate:

2009 (six months remaining)	$861
2010	15,342	(1)
2011	13,970
2012	—
2013	—
Thereafter	—

	$30,173

(1)	The SERP assumptions include that Mr. Wechsler will receive a lump sum payment at August 1, 2010 and that Mr. Gelfond will receive a lump sum payment in 2011 upon retirement at the end of the current term of his employment agreement, although Mr. Gelfond has not informed the Company that he intends to retire at that time.
     At the time the Company established the SERP, it also took out life insurance policies on Messrs. Gelfond and Wechsler with coverage amounts of $21.5 million in aggregate to which the Company is the beneficiary. The Company may use the cash surrender value or the proceeds of the life insurance policies taken on Messrs. Gelfond and Wechsler to be applied towards the benefits due and payable under the SERP, although there can be no assurance that the Company will ultimately do so. At June 30, 2009, the cash surrender value of the insurance policies is $6.6 million (December 31, 2008 — $6.2 million) and has been included in other assets.
(b) Defined Contribution Plan
     The Company also maintains defined contribution pension plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During the three and six months ended June 30, 2009, the Company contributed and expensed an aggregate of $0.2 million and $0.3 million, respectively (2008 — $0.2 million and $0.4 million, respectively), to its Canadian plan and an aggregate of less than $0.1 million and $0.1 million, respectively (2008 — less than $0.1 million and $0.1 million, respectively), to its defined contribution employee pension plan under Section 401(k) of the U.S. Internal Revenue Code.

(c) Postretirement Benefits
     The Company has an unfunded postretirement plan covering Messrs. Gelfond and Wechsler. The plan provides that the Company will maintain health benefits for Messrs. Gelfond and Wechsler until they become eligible for Medicare and, thereafter, the Company will provide Medicare supplement coverage as selected by Messrs. Gelfond and Wechsler. The postretirement benefits obligation as at June 30, 2009 is $0.4 million (December 31, 2008 — $0.4 million). The Company has expensed less than $0.1 million and less than $0.1 million for the three and six months ended June 30, 2009, respectively (2008 — less than $0.1 million and less than $0.1 million, respectively).
     The following benefit payments are expected to be made as per the current plan assumptions in each of the next 5 years:

2009 (six months remaining)	$10
2010	$14
2011	$30
2012	$34
2013	$37
18. Impact of Recently Issued Accounting Pronouncements
     In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets—an amendment to FASB Statement No. 140” (“SFAS 166”). SFAS 166 amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”) to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. It also removes the concept of qualifying special-purpose entities (“SPEs”) from SFAS 140 and removes the exception from applying FIN 46R to VIEs that are qualifying SPEs. SFAS 166 applies to all entities and is effective for the first annual reporting period beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter, with earlier application prohibited. The Company is currently evaluating the potential impact of SFAS 166 on its consolidated financial statements.
     In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends certain requirements of FIN 46R to improve financial reporting by enterprises involved with VIEs and provides more relevant and reliable information to users of financial statements. Specifically, SFAS 167 eliminates the quantitative approach previously required under FIN 46R for determining the primary beneficiary of a VIE. SFAS 167 has the same scope as FIN 46R, with the addition of entities previously considered qualifying SPEs and is effective for the first annual reporting period beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter, with earlier application prohibited. The Company is currently evaluating the potential impact of SFAS 167 on its consolidated financial statements.
     In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 modifies the U.S. GAAP hierarchy created by FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, (“SFAS 162”) by establishing only two levels of GAAP: authoritative and non-authoritative. FASB Accounting Standards Codification will become the single source of authoritative U.S. accounting and reporting standards, along with rules and interpretative releases of the SEC which are considered sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification would become non-authoritative. SFAS 168 will not result in any accounting changes. This Statement is effective for interim and annual reporting periods ending after September 15, 2009. The adoption of SFAS 168, in the third quarter of 2009, will not have a material impact on the Company’s interim and annual consolidated financial statements.
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
(b) Fair Value Measurements
     The carrying values of the Company’s cash and cash equivalents, accounts receivable, borrowings under the Credit Facility, accounts payable and accrued liabilities due within one year approximate fair values due to the short-term maturity of these instruments. The Company’s other financial instruments are comprised of the following:

	As at June 30, 2009		As at December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Senior Notes due December 2010	$115,662	$113,638	$160,000	$122,800
Financed sales receivable	$15,187	$15,121	$12,480	$11,957
Net investment in sales-type leases	$42,623	$42,730	$43,658	$42,671
Foreign exchange contracts — designated forwards	$642	$642	$172	$172
Foreign exchange contracts — non-designated forwards	$868	$868	$226	$226
     The estimated fair values of the Senior Notes due December 2010 are estimated based on traded prices (Level 1 input in accordance with the SFAS hierarchy) as at June 30, 2009.
     The estimated fair values of the Financed sales receivable and Net investment in sales-type leases are estimated based on discounting future cash flows at currently available interest rates with comparable terms (Level 2 input in accordance with the SFAS 157 hierarchy) as at June 30, 2009.
     The fair value of foreign currency derivatives are determined using quoted prices in active markets (Level 1 input in accordance with the SFAS 157 hierarchy) for identical instruments at the measurement date.
(c) Foreign Exchange Risk Management
     The Company is exposed to market risk from changes in foreign currency rates. A majority portion of the Company’s revenues is denominated in U.S. dollars while a substantial portion of its costs and expenses is denominated in Canadian dollars. A portion of the net U.S. dollar cash flows of the Company is periodically converted to Canadian dollars to fund Canadian dollar expenses through the spot market. In Japan, the Company has ongoing operating expenses related to its operations in Japanese yen. Net Japanese yen cash flows are converted to U.S. dollars generally through the spot market. The Company also has cash receipts under leases denominated in Japanese yen, Canadian dollar and Euros which are converted to U.S. dollars generally through the spot market.
     Beginning in the fourth quarter of 2008 and continuing in 2009, the Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under SFAS 133 at inception, and continue to meet hedge effectiveness tests at June 30, 2009 (the “Foreign Currency Hedges”), with settlement dates throughout 2009 and 2010. In addition, at June 30, 2009, the Company held foreign currency forward contracts to manage foreign currency risk on future anticipated Canadian dollar expenditures that were not considered Foreign Currency Hedges by the Company. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the condensed consolidated statement of operations except for derivatives designated and qualifying as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income (“OCI”) and reclassified to the condensed consolidated statement of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the consolidated statement of operations.
     The following tabular disclosures reflect the impact that derivatives instruments and hedging activities have on the Company’s condensed consolidated financial statements:

     Notional value of derivative instruments as at:

	Notional Value
	June 30,	December 31,
	2009	2008
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	$10,211	$13,072

Derivatives not designated as hedging instruments:
Foreign exchange contracts — Forwards	13,800	17,050

	$24,011	$30,122

     Fair value of derivative instruments as at:

		Fair Value
		June 30,	December 31,
	Balance Sheet Location	2009	2008
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets	$642	$172

Derivatives not designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets	$868	$226

		$1,510	$398

     Derivatives in Foreign Currency Hedging relationships for the three and six months ended June 30:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2009	2008	2009	2008
Foreign exchange contracts — Forwards	Derivative Gain Recognized in OCI (Effective Portion)	$1,312	$—	$783	$—

		$1,312	$—	$783	$—

	Location of Derivative
	Gain Reclassified from	Three Months Ended		Six Months Ended
	AOCI into Income	June 30,		June 30,
	(Effective Portion)	2009	2008	2009	2008
Foreign exchange contracts — Forwards	Selling, general and administrative expenses	$398	$—	$313	$—

		$398	$—	$313	$—

     Non Designated Derivatives in Foreign Currency relationships for the three and six months ended June 30:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Location of Derivative Gain	2009	2008	2009	2008
Foreign exchange contracts — Forwards	Selling, general and administrative expenses	$1,217	$—	$642	$—

		$1,217	$—	$642	$—

(d) Other
     As at June 30, 2009, the Company’s principal sources of liquidity included cash and cash equivalents of $49.0 million, the Credit Facility, trade accounts receivable of $31.8 million and anticipated collection from financing receivables due in the next 12 months of $10.9 million. As at June 30, 2009, the Company has drawn down $20.0 million on the Credit Facility, and has letters of credit of $0.3 million outstanding under the Credit Facility and $5.7 million under the Bank of Montreal Facility.
     During the six months ended June 30, 2009, the Company’s operations provided cash of $2.0 million (including film assets) and used cash of $13.2 million to fund capital expenditures, principally to build equipment for use in joint revenue sharing arrangements. In addition, the Company has experienced operating losses in each of the last 3 fiscal years. Based on management’s current operating plan for 2009, the Company expects to continue to use cash as it deploys additional theater systems under joint revenue sharing arrangements. Cash flows from joint revenue sharing arrangements are derived from the theater box-office and concession revenues and the Company invested directly in the roll out of 39 new theater systems and 7 digital upgrades under joint revenue sharing arrangements during the six months ended June 30, 2009.
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
     Under the terms of the Company’s sale and sales-type lease agreements, the Company receives substantial cash payments before the theater systems are delivered and operational. For the co-production or production of films, the Company may receive cash payments in advance of related cash expenditures which may be utilized for other purposes. Management believes its assumptions with respect to future signings for theater systems and film productions are reasonable; however, there is a risk due to economic conditions that signings may be delayed or not achieved consistent with the assumptions used in management’s operating plan.
     A significant portion of the Company’s future cash flows are expected to be generated from box office performance of films. Under joint revenue sharing arrangements, the Company receives a portion of theater box-office and concession revenues. Under arrangements for IMAX DMR films, the Company receives participation fees from the film studios based on the revenues generated by such films. The box office receipts are subject to consumer spending habits and acceptance and success of the respective films. It is possible that the estimated future cash flows arising from these sources assumed in management’s operating plan may not be achieved.
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
     In addition to operating risks and uncertainties, continued volatility and disruptions in the capital and credit markets could limit the Company’s access to liquidity, constrain the Company’s ability to pursue strategic initiatives or business opportunities in its best interests and may make it difficult for the Company to satisfy certain expected future payments. Though the Company recently completed the public offering of 11,270,000 of its common shares (see note 15(b)) and used a portion of the $76.3 million of net proceeds from the offering to repay $50.3 million aggregate principal amount of its 9.625% Senior Notes due December 2010 (the “Senior Notes”), including $6.0 million repurchased in July 2009, the remainder of the Senior Notes and the Credit Facility mature on December 1, 2010 and October 31, 2010, respectively. There can be no assurance that the Company will be successful in refinancing its existing indebtedness on a timely basis, on satisfactory terms or at all. In addition, the Company has an unfunded U.S. defined benefit pension plan covering Messrs. Gelfond and Wechsler (see note 17(a)) with estimated cash payments of approximately $15.3 million due August 1, 2010, although Messrs. Gelfond and Wechsler have indicated a willingness to discuss potential deferment of pension obligations if the Company were to initiate such discussions. If the Company is unable to refinance its indebtedness or obtain other financing to settle its pension obligations, the Company will face substantial liquidity challenges.

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
     Supplemental condensed consolidating balance sheets as at June 30, 2009:

				Adjustments
	IMAX	Guarantor	Non-Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$41,175	$6,866	$959	$—	$49,000
Accounts receivable	29,616	1,869	357	—	31,842
Financing receivables	57,242	568	—	—	57,810
Inventories	17,029	90	83	—	17,202
Prepaid expenses	2,590	335	26	—	2,951
Intercompany receivables	18,094	49,389	14,067	(81,550)	—
Film assets	4,502	—	—	—	4,502
Property, plant and equipment	48,085	789	2	—	48,876
Other assets	17,048	—	—	—	17,048
Goodwill	39,027	—	—	—	39,027
Other intangible assets	2,190	—	—	—	2,190
Investments in subsidiaries	41,188	—	—	(41,188)	—

Total assets	$317,786	$59,906	$15,494	$(122,738)	$270,448

Liabilities
Bank indebtedness	$20,000	$—	$—	$—	$20,000
Accounts payable	11,626	6,765	4	—	18,395
Accrued liabilities	58,550	6,563	85	—	65,198
Intercompany payables	64,540	37,623	8,741	(110,904)	—
Deferred revenue	65,965	3,137	228	—	69,330
Senior Notes due December 2010	115,662	—	—	—	115,662

Total liabilities	336,343	54,088	9,058	(110,904)	288,585

Shareholders’ deficiency
Capital stock	218,895	—	117	(117)	218,895
Other equity	5,233	46,959	—	(45,926)	6,266
Retained earnings (deficit)	(247,089)	(40,528)	6,319	34,209	(247,089)
Accumulated other comprehensive income (loss)	4,404	(613)	—	—	3,791

Total shareholders’ equity (deficiency)	(18,557)	5,818	6,436	(11,834)	(18,137)

Total liabilities & shareholders’ equity (deficiency)	$317,786	$59,906	$15,494	$(122,738)	$270,448

     In certain Guarantor Subsidiaries, accumulated losses have exceeded the original investment balance. As a result of applying equity accounting, the parent company has consequently offset its liability for the accumulated losses in excess of investment against intercompany receivable balances with respect to these Guarantor Subsidiaries in the amounts of $29.4 million as at June 30, 2009.

     Supplemental condensed consolidating balance sheets as at December 31, 2008:

				Adjustments
	IMAX	Guarantor	Non-Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$16,843	$9,313	$861	$—	$27,017
Accounts receivable	21,097	1,611	274	—	22,982
Financing receivables	55,536	602	—	—	56,138
Inventories	19,642	90	90	—	19,822
Prepaid expenses	1,760	212	26	—	1,998
Intercompany receivables	16,851	41,449	14,573	(72,873)	—
Film assets	3,923	—	—	—	3,923
Property, plant and equipment	38,364	1,039	2	—	39,405
Other assets	16,074	—	—	—	16,074
Goodwill	39,027	—	—	—	39,027
Other intangible assets	2,281	—	—	—	2,281
Investments in subsidiaries	41,186	—	—	(41,186)	—

Total assets	$272,584	$54,316	$15,826	$(114,059)	$228,667

Liabilities
Bank indebtedness	$20,000	$—	$—	$—	$20,000
Accounts payable	11,368	4,419	3	—	15,790
Accrued liabilities	52,440	5,626	133	—	58,199
Intercompany payables	57,709	35,525	8,993	(102,227)	—
Deferred revenue	68,261	3,053	138	—	71,452
Senior Notes due December 2010	160,000	—	—	—	160,000

Total liabilities	369,778	48,623	9,267	(102,227)	325,441

Shareholders’ deficiency
Capital stock	141,584	—	117	(117)	141,584
Other equity	4,150	46,959	—	(45,926)	5,183
Retained earnings (deficit)	(247,009)	(40,653)	6,442	34,211	(247,009)
Accumulated other comprehensive income (loss)	4,081	(613)	—	—	3,468

Total shareholders’ equity (deficiency)	(97,194)	5,693	6,559	(11,832)	(96,774)

Total liabilities and shareholders’ equity (deficiency)	$272,584	$54,316	$15,826	$(114,059)	$228,667

     In certain Guarantor Subsidiaries, accumulated losses have exceeded the original investment balance. As a result of applying equity accounting, the parent company has consequently offset its liability for the accumulated losses in excess of investment against intercompany receivable balances with respect to these Guarantor Subsidiaries in the amounts of $29.4 million as at December 31, 2008.

     Supplemental condensed consolidating statements of operations for the three months ended June 30, 2009:

				Adjustments
	IMAX	Guarantor	Non-Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues
Equipment and product sales	$7,135	$—	$3	$—	$7,138
Services	20,023	4,590	181	—	24,794
Rentals	7,986	7	6	—	7,999
Finance income	1,053	8	—	—	1,061

	36,197	4,605	190	—	40,992

Cost and expenses applicable to revenues
Equipment and product sales	3,974	(150)	1	—	3,825
Services	9,164	4,201	(17)	—	13,348
Rentals	3,166	—	—	—	3,166

	16,304	4,051	(16)	—	20,339

Gross margin	19,893	554	206	—	20,653
Selling, general and administrative expenses	11,933	378	(53)	—	12,258
Research and development	1,185	—	—	—	1,185
Amortization of intangibles	136	—	—	—	136
(Income) loss from equity-accounted investees	(357)	—	—	357	—
Receivable provisions net of recoveries	480	—	—	—	480
Asset impairments	—	129	—	—	129

Income (loss) from operations	6,516	47	259	(357)	6,465
Interest income	(17)	—	22	—	5
Interest expense	(4,093)	1	21	—	(4,071)
Gain on repurchase of Senior Notes due December 2010	444	—	—	—	444

Income (loss) from continuing operations before income taxes	2,850	48	302	(357)	2,843
(Provision for) recovery of income taxes	(289)	—	7	—	(282)

Net income (loss)	$2,561	$48	$309	$(357)	$2,561

     Supplemental condensed consolidating statements of operations for the six months ended June 30, 2009:

				Adjustments
	IMAX	Guarantor	Non-Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues
Equipment and product sales	$20,336	$90	$71	$—	$20,497
Services	31,327	8,125	230	—	39,682
Rentals	11,220	14	12	—	11,246
Finance income	2,056	17	—	—	2,073
Other revenues	1,216	—	—	—	1,216

	66,155	8,246	313	—	74,714

Cost and expenses applicable to revenues
Equipment and product sales	11,112	(50)	5	—	11,067
Services	15,912	7,267	108	—	23,287
Rentals	5,332	—	—	—	5,332
Other	245	—	—	—	245

	32,601	7,217	113	—	39,931

Gross margin	33,554	1,029	200	—	34,783
Selling, general and administrative expenses	22,024	769	369	—	23,162
Research and development	1,732	—	—	—	1,732
Amortization of intangibles	281	—	—	—	281
(Income) loss from equity-accounted investees	(2)	—	—	2	—
Receivable provisions net of recoveries	990	—	—	—	990
Asset impairments	—	129	—	—	129

Income (loss) from operations	8,529	131	(169)	(2)	8,489
Interest income	4	—	22	—	26
Interest expense	(8,520)	1	21	—	(8,498)
Gain on repurchase of Senior Notes due 2010	444	—	—	—	444

Income (loss) from continuing operations before income taxes	457	132	(126)	(2)	461
(Provision for) recovery of income taxes	(537)	(7)	3	—	(541)

Net (loss) income	$(80)	$125	$(123)	$(2)	$(80)

     Supplemental condensed consolidating statements of operations for the three months ended June 30, 2008:

				Adjustments
	IMAX	Guarantor	Non-Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues
Equipment and product sales	$4,297	$115	$—	$(175)	$4,237
Services	8,587	4,935	257	(172)	13,607
Rentals	1,932	55	14	(365)	1,636
Finance income	1,074	10	—	—	1,084
Other revenues	185	(178)	—	604	611

	16,075	4,937	271	(108)	21,175

Cost and expenses applicable to revenues
Equipment and product sales	3,144	(44)	—	(134)	2,966
Services	6,920	4,468	39	(152)	11,275
Rentals	968	—	—	—	968
Other	98	(178)	—	178	98

	11,130	4,246	39	(108)	15,307

Gross margin	4,945	691	232	—	5,868
Selling, general and administrative expenses	10,572	408	272	—	11,252
Research and development	2,047	—	—	—	2,047
Amortization of intangibles	137	—	—	—	137
(Income) loss from equity-accounted investees	(5,366)	—	—	5,366	—
Receivable provisions net of recoveries	5,223	(5,122)	—	—	101

(Loss) income from operations	(7,668)	5,405	(40)	(5,366)	(7,669)
Interest income	74	—	—	—	74
Interest expense	(4,341)	1	—	—	(4,340)

(Loss) income from continuing operations before income taxes	(11,935)	5,406	(40)	(5,366)	(11,935)
Provision for income taxes	(258)	—	—	—	(258)

Net (loss) income	$(12,193)	$5,406	$(40)	$(5,366)	$(12,193)

     Supplemental condensed consolidating statements of operations for the six months ended June 30, 2008:

				Adjustments
	IMAX	Guarantor	Non-Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues
Equipment and product sales	$11,083	$260	$5	$(413)	$10,935
Services	18,109	9,622	428	(345)	27,814
Rentals	3,393	126	26	(365)	3,180
Finance income	2,136	19	—	—	2,155
Other revenues	93	(385)	—	903	611

	34,814	9,642	459	(220)	44,695

Cost and expenses applicable to revenues
Equipment and product sales	6,315	(85)	2	(301)	5,931
Services	13,179	7,945	144	(304)	20,964
Rentals	1,698	—	—	—	1,698
Other	98	(385)	—	385	98

	21,290	7,475	146	(220)	28,691

Gross margin	13,524	2,167	313	—	16,004
Selling, general and administrative expenses	23,107	542	(10)	—	23,639
Research and development	4,535	—	—	—	4,535
Amortization of intangibles	271	—	—	—	271
(Income) loss from equity-accounted investees	(7,064)	—	—	7,064	—
Receivable provisions net of recoveries	5,971	(5,122)	—	—	849

(Loss) income from operations	(13,296)	6,747	323	(7,064)	(13,290)
Interest income	200	—	—	—	200
Interest expense	(8,837)	1	—	—	(8,836)

(Loss) income from continuing operations before income taxes	(21,933)	6,748	323	(7,064)	(21,926)
Provision for income taxes	(519)	(7)	—	—	(526)

Net (loss) income	$(22,452)	$6,741	$323	$(7,064)	$(22,452)

Supplemental condensed consolidating statements of cash flows for the six months ended June 30, 2009:

				Adjustments
	IMAX	Guarantor	Non-Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
Cash provided by (used in):
Operating Activities
Net (loss) income	$(80)	$125	$(123)	$(2)	$(80)
Items not involving cash:
Depreciation and amortization	9,005	143	—	—	9,148
Write-downs net of recoveries	1,623	129	—	—	1,752
(Income) loss from equity-accounted investees	(2)	—	—	2	—
Change in deferred income taxes	121	—	—	—	121
Stock and other non-cash compensation	5,441	—	—	—	5,441
Foreign currency exchange loss	(771)	—	—	—	(771)
Gain on repurchase of Senior Notes due December 2010	(444)	—	—	—	(444)
Change in cash surrender value of life insurance	(36)	—	—	—	(36)
Investment in film assets	(4,990)	—	—	—	(4,990)
Changes in other non-cash operating assets and liabilities	(5,535)	(2,821)	221	—	(8,135)

Net cash provided by (used in) operating activities	4,332	(2,424)	98	—	2,006

Investing Activities
Purchase of property, plant and equipment	(483)	(23)	—	—	(506)
Investment in joint revenue sharing equipment	(12,747)	—	—	—	(12,747)
Acquisition of other assets	(374)	—	—	—	(374)
Acquisition of other intangible assets	(190)	—	—	—	(190)

Net cash used in investing activities	(13,794)	(23)	—	—	(13,817)

Financing Activities
Repurchase of Senior Notes due December 2010	(43,367)	—	—	—	(43,367)
Common shares issued — public offering	76,755	—	—	—	76,755
Common shares issued — stock options exercised	969	—	—	—	969
Shelf registration fees paid	(38)	—	—	—	(38)

Net cash provided by financing activities	34,319	—	—	—	34,319

Effects of exchange rate changes on cash	(525)	—	—	—	(525)

Increase (decrease) in cash and cash equivalents, during the period	24,332	(2,447)	98	—	21,983

Cash and cash equivalents, beginning of period	16,843	9,313	861	—	27,017

Cash and cash equivalents, end of period	$41,175	$6,866	$959	$—	$49,000

     Supplemental condensed consolidating statements of cash flows for the six months ended June 30, 2008:

				Adjustments
	IMAX	Guarantor	Non-Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
Cash provided by (used in):
Operating Activities
Net (loss) earnings	$(22,452)	$6,741	$323	$(7,064)	$(22,452)
Items not involving cash:
Depreciation and amortization	8,139	133	—	—	8,272
Write-downs net of recoveries	6,681	(5,122)	—	—	1,559
(Income) loss from equity-accounted investees	(7,064)	—	—	7,064	—
Change in deferred income taxes	34	—	—	—	34
Stock and other non-cash compensation	2,569	—	—	—	2,569
Foreign currency exchange loss	216	—	—	—	216
Change in cash surrender value of life insurance	(26)	—	—	—	(26)
Gain on sale of property, plant and equipment	(41)	—	—	—	(41)
Investment in film assets	(6,302)	—	—	—	(6,302)
Changes in other non-cash operating assets and liabilities	9,642	(3,801)	150	5,039	11,030

Net cash provided by (used in) operating activities	(8,604)	(2,049)	473	5,039	(5,141)

Investing Activities
Investment in joint revenue sharing equipment	(3,577)	—	—	—	(3,577)
Purchase of property, plant and equipment	(1,255)	(180)	(2)	—	(1,437)
Proceeds on sale of property, plant and equipment	41	—	—	—	41
Acquisition of other assets	(598)	—	—	—	(598)
Acquisition of other intangible assets	(256)	—	—	—	(256)
Investment in subsidiaries	—	5,039	—	(5,039)	—

Net cash used in investing activities	(5,645)	4,859	(2)	(5,039)	(5,827)

Financing Activities
Common shares issued — private offering	18,000	—	—	—	18,000
Common shares issued — stock options	938	—	—	—	938

Net cash provided by financing activities	18,938	—	—	—	18,938

Effects of exchange rate changes on cash	(178)	(59)	(12)	—	(249)

Increase in cash and cash equivalents, during the period	4,511	2,751	459	—	7,721

Cash and cash equivalents, beginning of period	11,182	5,329	390	—	16,901

Cash and cash equivalents, end of period	$15,693	$8,080	$849	$—	$24,622

IMAX CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
     IMAX Corporation, together with its wholly-owned subsidiaries (the “Company”), is one of the world’s leading entertainment technology companies, specializing in motion picture technologies and large-format motion picture presentations. The Company’s principal business is (i) the design and manufacture of large-format digital and film-based theater systems (“IMAX theater systems”), (ii) the sale or lease of IMAX theater systems or the contribution of IMAX theater systems under revenue-sharing arrangements and (iii) the conversion of two-dimensional (“2D”) and three-dimensional (“3D”) Hollywood feature films for exhibition on IMAX theater systems around the world. The IMAX theater systems are based on proprietary and patented technology for both large-format digital projectors and large-format 15-perforation film frame, 70mm format (“15/70-format”) projectors. The Company’s customers who purchase, lease or otherwise acquire the IMAX theater systems are theater exhibitors that operate commercial theaters (particularly multiplexes), museums, science centers, or destination entertainment sites. The Company generally does not own IMAX theaters, but licenses the use of its trademarks along with the sale, lease or contribution of its equipment. The Company refers to all theaters using the IMAX theater system as “IMAX theaters.”
     At June 30, 2009, there were 394 IMAX theaters (273 commercial, 121 institutional) operating in 44 countries, compared to 302 IMAX theaters (183 commercial, 119 institutional) operating in 40 countries at June 30, 2008.
     The Company derives revenue principally from the sale or long-term lease of IMAX theater systems and associated maintenance and extended warranty services, the installation of IMAX theater systems under joint revenue sharing arrangements, the provision of film production and digital re-mastering services, the distribution of certain films, and the provision of post-production services. The Company also derives revenue from the operation of its own theaters, camera rentals and the provision of aftermarket parts for its system components.
     Important factors that the Company’s Chief Executive Officer (“CEO”) Richard L. Gelfond uses in assessing the Company’s business and prospects include revenue, gross margins from the Company’s operating segments, film performance, earnings from operations as adjusted for unusual items that the Company views as non-recurring and the success of strategic initiatives such as the securing of new film projects, particularly IMAX DMR films, the signing and financial performance of new theater system arrangements, particularly its joint revenue sharing arrangements and the overall execution, reliability and consumer acceptance of the Company’s proprietary digital projector and related technologies and short- and long-term cash flow projections.
     On April 1, 2009, Mr. Gelfond, who had served as Co-Chief Executive Officer and Co-Chairman with Bradley J. Wechsler since 1999, assumed the role of sole CEO. Also on April 1, 2009, Mr. Wechsler assumed the role of sole Chairman of the Company’s Board of Directors. Mr. Gelfond remains a member of the Company’s Board of Directors.
     On June 25, 2009, the Company announced the appointment of Mr. Gary Moss to the newly created position of Chief Operating Officer effective July 20, 2009.
IMAX Systems, Theater System Maintenance and Joint Revenue Sharing Arrangements
     The Company provides IMAX theater systems to customers on a sales or long-term lease basis, typically with initial terms of 10 to 20 years. These agreements typically provide for three major sources of cash flows: initial fees, ongoing fees (which include a fixed minimum amount per annum and contingent fees in excess of the minimum payments) and maintenance and extended warranty fees. The initial fees vary depending on the system configuration and location of the theater and generally are paid to the Company in installments commencing upon the signing of the agreement. Finance income is derived over the term of the sales or sales-type lease arrangement as the unearned income on financed sales or sales-type leases is earned. Ongoing fees are paid monthly over the term of the contract, commencing after the theater system has been installed and are generally equal to the greater of a fixed minimum amount per annum and a percentage of box-office receipts. An annual maintenance and extended warranty fee is generally payable commencing in the second year of theater operations. Both ongoing fees and maintenance and extended warranty fees are typically indexed to the local consumer price index.
     The Company also offers certain commercial clients joint revenue sharing arrangements, where the Company receives a portion of a theater’s box-office and concession revenue in exchange for placing an IMAX theater system at the theater operator’s venue.

     Revenue from theater system arrangements is recognized at a different time than when cash is collected. See “Critical Accounting Policies” below for further discussion on the Company’s revenue recognition policies.
Sales Backlog and Theater Network
     The Company’s sales backlog will vary from quarter to quarter depending on the number of new theater system arrangement signings, which adds to backlog, and on the number of theater system installations, acceptances, and contract settlements, which reduce backlog. Sales backlog typically represents the fixed contracted revenue under signed theater system sale and lease agreements that the Company believes will be recognized as revenue as the associated theater systems are installed and accepted. Sales backlog includes initial fees along with the estimated present value of contractual ongoing fees due over the lease term, but excludes amounts allocated to maintenance and extended warranty revenues as well as fees in excess of contractual ongoing fees that might be received in the future. Operating leases and joint revenue sharing arrangements are assigned no value in the sales backlog. The value of sales backlog does not include revenue from (i) theaters in which the Company has an equity interest, (ii) letters of intent or (iii) long-term conditional theater commitments.
     During the three months ended June 30, 2009, the Company signed contracts for 7 theater systems under sales and sales-type lease arrangements valued at $7.4 million, one of which was installed in the second quarter of 2009 and 6 of which are included in backlog as at June 30, 2009. During the three months ended June 30, 2008, the Company signed contracts for 6 theater systems: 2 under sales and sale-type lease arrangements valued at $4.4 million and 4 under joint revenue sharing arrangements.
     During the six months ended June 30, 2009, the Company signed contracts for 10 theater systems under sales and sales-type lease arrangements valued at $11.6 million, 2 of which were installed during the first six months of 2009 and 8 of which are included in backlog as at June 30, 2009. During the six months ended June 30, 2008, the Company signed contracts for 72 theater systems; 37 under sales and sales-type lease arrangements valued at $49.2 million, all of which were included in backlog as at June 30, 2008, and 35 under joint revenue sharing arrangements.
     The Company’s sales backlog is as follows:

	June 30, 2009		June 30, 2008
	Number of	Dollar Value	Number of	Dollar Value
	Systems	(in thousands)	Systems	(in thousands)
Sales and sale-type lease arrangements	104	$131,726	107	$153,407
Joint revenue sharing arrangements	67	n/a	139	n/a

	171	$131,726	246	$153,407

     In addition, on July 27, 2009, the Company and VieShow Cinemas, the leading exhibitor in Taiwan, announced an agreement for 6 IMAX digital theaters to be opened in Taiwan.
     Theater systems under joint revenue sharing arrangements carry no assigned backlog value. The Company believes that the contractual obligations for theater system installations that are listed in sales backlog are valid and binding commitments.
     The following chart shows the number of the Company’s theater systems by configuration, opened theater network base and backlog as at June 30:

	2009
	2D			3D
		Theater			Theater
		Network			Network
	System	Base	Backlog	System	Base	Backlog
Flat Screen	IMAX	38	—	IMAX 3D GT	86	7
				IMAX 3D SR	52	4
				IMAX MPX	44 (1)	26
				IMAX digital	102 (1)	132	(2)
Dome Screen	IMAX Dome	67	2	IMAX 3D Dome	5	—

				Total	394	171

	2008
	2D			3D
		Theater			Theater
		Network			Network
	System	Base	Backlog	System	Base	Backlog
Flat Screen	IMAX	40	—	IMAX 3D GT	84	8
				IMAX 3D SR	49	6
				IMAX MPX	56	41
				IMAX digital	—	189	(2)
Dome Screen	IMAX Dome	68	2	IMAX 3D Dome	5	—

				Total	302	246

(1)	In 2009, the Company upgraded 12 IMAX MPX theater systems to IMAX digital theater systems (4 sales arrangements, 1 operating lease arrangement and 7 joint revenue sharing arrangements).

(2)	Includes 67 and 139 theater systems as at June 30, 2009 and 2008, respectively, under joint revenue sharing arrangements.
     The following table outlines the breakdown of the theater network by type and geographic location as of June 30:

	2009 Theater Network Base			2008 Theater Network Base
	Commercial	Institutional	Total	Commercial	Institutional	Total
United States	159	67	226	87	67	154
Canada	16	7	23	16	7	23
Mexico	8	11	19	6	10	16
Europe	42	10	52	36	10	46
Japan	6	7	13	4	7	11
China	8	10	18	6	9	15
Rest of World	34	9	43	28	9	37

Total	273	121	394	183	119	302

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
     The Company considers the following accounting policies to have the most significant effect on its estimates, assumptions and judgments:

Revenue Recognition
     The Company generates revenue from various sources as follows:
•	Design, manufacture, sale and lease of proprietary theater systems for IMAX theaters principally owned and operated by commercial and institutional customers located in 44 countries as at June 30, 2009;
•	Production, digital re-mastering, post-production and/or distribution of certain films shown throughout the IMAX theater network;
•	Operation of certain IMAX theaters primarily in the United States and Canada;
•	Provision of other services to the IMAX theater network, including ongoing maintenance and extended warranty services for IMAX theater systems; and
•	Other activities, which includes short-term rental of cameras and aftermarket sales of projector system components.
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
     Equipment and components allocated to be used in future joint revenue sharing arrangements, as well as direct labor costs and an allocation of direct production costs, are included in assets under construction until such equipment is installed and in working condition, at which time the equipment is depreciated on a straight-line basis over the lesser of the term of the joint revenue sharing arrangement and the equipment’s anticipated useful life.
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
Deferred Tax Asset Valuation
     As at June 30, 2009, the Company had net deferred income tax assets of $nil. The Company’s management assesses realization of its deferred tax assets based on all available evidence in order to conclude whether it is more likely than not that the deferred tax assets will be realized. Available evidence considered by the Company includes, but is not limited to, the Company’s historic operation results, projected future operating earnings results, reversing temporary differences, contracted sales backlog at June 30, 2009, changing business circumstances, and the ability to realize certain deferred tax assets through loss and tax credit carry-back and carry-forward strategies. At June 30, 2009, the Company has determined that based on the weight of the available evidence, both positive and negative, a full valuation allowance for the net deferred tax assets was required.
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

     In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, “Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company adopted SFAS 160 on January 1, 2009, as disclosed in note 2 to the accompanying condensed consolidated financial statements in Item 1.
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
     In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Lifes of Intangible Assets”, (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and the period of expected cash flows used to measure the fair value of the asset. Specifically, the Company is required to use its own historical experience in renewing or extending the estimated life of an intangible asset as opposed to legal, regulatory or contractual provisions that enable renewal or extension of the asset’s legal or contractual life without substantial cost. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, on a prospective basis. Early adoption is prohibited. Intangible assets acquired after January 1, 2009 are accounted for in accordance with SFAS 142, as amended by FSP 142-3, as disclosed in note 2 to the accompanying condensed consolidated financial statements in Item 1.
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

     In December 2008, the FASB issued FASB Staff Position Financial Accounting Standard 140-4 and FASB Interpretation No. 46R-8, “Disclosures by Public Entities (Enterprises) about Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”), to require public enterprises to provide additional disclosures about their involvement with variable interest entities as defined in FIN 46R. Additional disclosures include disclosures of the significant judgments and assumptions made in determining whether or not to consolidate a variable interest entity, the nature of restrictions on the consolidated variable interest entity’s assets, the nature of, and changes in, the risks associated with the Company’s involvement with the variable interest entity and how the Company’s involvement affects its financial position, financial performance, and cash flows. FSP FAS 140-4 and FIN 46(R)-8 are effective for the first reporting period ending after December 15, 2008, as disclosed in note 2 to the accompanying condensed consolidated financial statements in Item 1.
     In April 2009, the FASB issued Staff Position 107-1 “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”). FSP FAS 107-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”), to require disclosures about fair value of financial instruments for interim financial reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 also amends APB 21 to require the disclosures under FSP FAS 107-1 in all interim financial statements. FSP FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, on a prospective basis. The Company has adopted the required disclosures in its June 30, 2009 interim condensed consolidated financial statements, as disclosed in note 2 to the accompanying condensed consolidated statements in Item 1.
     In April 2009, the FASB issued Staff Position 157-4, “Determining Whether a Market is Not Active and a Transaction is Not Distressed” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. The Staff Position applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS 157 and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, on a prospective basis. The Company has adopted FSP FAS 157-4 for its June 30, 2009 reporting period, as disclosed in note 2 to the accompanying condensed consolidated financial statements in Item 1.
     In April 2009, the FASB issued Staff Position 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”) which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. The objective is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings should recognize a loss in earnings when the investment is impaired. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, on a prospective basis. The Company has adopted FSP FAS 115-2 and FAS 124-2 for its June 30, 2009 reporting period, as disclosed in note 2 to the accompanying condensed consolidated financial statements in Item 1.
     In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. It is effective for interim and annual periods ending after June 15, 2009 and applies to all entities. The Company has adopted SFAS 165 for the interim period ended June 30, 2009, as disclosed in note 2 to the accompanying condensed consolidated financial statements in Item 1.
     In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets—an amendment to FASB Statement No. 140” (“SFAS 166”). SFAS 166 amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”) to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. It also removes the concept of qualifying special-purpose entities (“SPEs”) from SFAS 140 and removes the exception from applying FIN 46R to VIEs that are qualifying SPEs. SFAS 166 applies to all entities and is effective for the first annual reporting period beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter, with earlier application prohibited. The Company is currently evaluating the potential impact of SFAS 166 on its consolidated financial statements.

     In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends certain requirements of FIN 46R to improve financial reporting by enterprises involved with VIEs and provides more relevant and reliable information to users of financial statements. Specifically, SFAS 167 eliminates the quantitative approach previously required under FIN 46R for determining the primary beneficiary of a VIE. SFAS 167 has the same scope as FIN 46R, with the addition of entities previously considered qualifying SPEs and is effective for the first annual reporting period beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter, with earlier application prohibited. The Company is currently evaluating the potential impact of SFAS 167 on its consolidated financial statements.
     In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 modifies the U.S. GAAP hierarchy created by FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, (“SFAS 162”) by establishing only two levels of GAAP: authoritative and non-authoritative. FASB Accounting Standards Codification will become the single source of authoritative U.S. accounting and reporting standards, along with rules and interpretative releases of the SEC which are considered sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification would become non-authoritative. SFAS 168 will not result in any accounting changes. This Statement is effective for interim and annual reporting periods ending after September 15, 2009. The adoption of SFAS 168, in the third quarter of 2009, will not have a material impact on the Company’s interim and annual consolidated financial statements.
DISCONTINUED OPERATIONS
     There were no discontinued operations in the three and six months ended June 30, 2009 and 2008, respectively.
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
Three Months Ended June 30, 2009 Versus Three Months Ended June 30, 2008
     The Company reported net income of $2.6 million or $0.06 per share and $0.05 per share on a diluted basis for the second quarter of 2009. For the second quarter of 2008, the Company reported a net loss of $12.2 million or $0.29 per share on a basic and diluted basis.

     The following table sets forth the breakdown of revenue and gross margin by category:

	Revenue		Gross Margin
	Three Months Ended June 30,		Three Months Ended June 30,
(In thousands of U.S. dollars)	2009	2008	2009	2008
IMAX Systems
Sales and sales-type leases(1)	$6,029	$3,566	$2,756	$1,027
Ongoing rent, fees and finance income(2)	2,310	2,717	1,779	2,427

	8,339	6,283	4,535	3,454

Theater System Maintenance	4,433	3,850	2,319	1,529

Joint Revenue Sharing Arrangements	7,193	433	4,635	(112)

Film
Production and IMAX DMR	12,135	2,489	7,914	(603)
Distribution	3,494	2,307	654	773
Post-production	515	1,798	55	834

	16,144	6,594	8,623	1,004

Theater Operations	4,216	3,163	504	(200)

Other	667	852	37	193

	$40,992	$21,175	$20,653	$5,868

(1)	Includes initial rents and fees and the present value of fixed minimum rents and fees from equipment, sales and sales-type lease transactions.

(2)	Includes rental income from operating leases, contingent rents from sales-type leases, contingent fees from sales arrangements and finance income.
Revenues and Gross Margin
     The Company’s revenues for the second quarter of 2009 increased by 93.6% to $41.0 million from $21.2 million in the same period last year due in large part to increases in revenue from joint revenue sharing arrangements and IMAX DMR. The gross margin across all segments in the second quarter of 2009 was $20.7 million, or 50.4% of total revenue, compared to $5.9 million, or 27.7% of total revenue in the second quarter of 2008.
     IMAX Systems
     IMAX systems revenue increased 32.7% to $8.3 million in the second quarter of 2009 as compared to $6.3 million in the second quarter of 2008, resulting primarily from an increase in systems installed and recognized as compared to the prior year comparative period.
     Revenue from sales and sales-type leases increased 69.1% to $6.0 million in the second quarter of 2009 from $3.6 million in the second quarter of 2008. The Company recognized revenue on 5 theater systems which qualified as either sales or sales-type leases in the second quarter of 2009 versus 2 in the second quarter of 2008. There were 5 new theater systems with a value of $6.4 million recognized into revenue in the second quarter of 2009, as compared to 2 new theater systems with a total value of $2.8 million recognized in the second quarter of 2008. None of the theater systems recognized in the second quarter of 2009 and 2008 were used systems. Revenue from sales and sales-type leases also includes a charge against revenues, relating to a termination of a sales-type lease arrangement, of $0.4 million in the second quarter of 2009 as compared to $nil in the second quarter of 2008.

     Average revenue per sales and sales-type lease systems was $1.3 million for the three months ended June 30, 2009 as compared to $1.4 million for the three months ended June 30, 2008. The breakdown in mix of sales and sales-type lease, joint revenue sharing arrangements (see discussion below) and operating lease installations by theater system configuration for the second quarter of 2009 and 2008 is outlined in the table below.

	Three Months
	Ended June 30,
	2009		2008
Sales and Sales-type lease systems — installed and recognized
IMAX 3D MPX	—		2
IMAX digital	5	(1)	—

	5		2
IMAX 3D MPX — installed and deferred	—		2

	5		4
Joint revenue sharing arrangements — installed and operating
IMAX digital	24	(1)	—

	29		4

(1)	Includes the digital upgrade of 4 systems (2 sales arrangements and 2 systems under a joint revenue sharing arrangement) from film-based to digital.
     As noted in the table above, two theater systems under sales arrangements subject to provisions providing the customer with an upgrade to a digital system at a discounted price when available were installed in the second quarter of 2008. Had these transactions not included this digital upgrade clause, the Company would have recognized $2.6 million in revenue and $1.4 million in gross margin related to this sale. The Company’s policy is such that once the digital upgrade is provided or the fair value for the upgrade is established, the Company will allocate total contract consideration, including any upgrade revenues, between the delivered and undelivered elements on a fair value basis and recognize the revenue allocated to the delivered elements with their associated costs.
     Settlement revenue was $nil for the three months ended June 30, 2009 as compared to $0.6 million in the second quarter of 2008 which related to a consensual buyout for two uninstalled MPX theater systems.
     IMAX theater systems margin from sales and sale-type leases, excluding the impact of settlements and asset impairment charges, was 50.2% in the second quarter of 2009, as compared to 43.7% in the second quarter of 2008. The gross margin experienced in the second quarter of 2009 reflects the digital upgrade of 2 locations. One of the digital upgrades related to a sale arrangement where revenue had previously been deferred. Gross margins on sales and sale-type leases of new systems were 59.6% in the second quarter of 2009 as compared to 55.4% in the prior year quarter.
     Ongoing rent revenue and finance income decreased to $2.3 million in the second quarter of 2009 from $2.7 million in the second quarter of 2008. Gross margin for ongoing rent and finance income decreased to $1.8 million in the second quarter of 2009 from $2.4 million in the second quarter of 2008. The decline in revenue and gross margin is primarily due to a decrease in additional rent recognized in the second quarter of 2009 as compared to the second quarter of 2008. Contingent fees included in this caption amounted to less than $0.1 million in the second quarter of 2009 and $0.1 million in the second quarter of 2008, respectively.
     Theater System Maintenance
     Theater system maintenance revenue increased 15.1% to $4.4 million during the second quarter of 2009 as compared to $3.9 million in the second quarter of 2008. Theater system maintenance gross margin increased to $2.3 million in the second quarter of 2009 from $1.5 million in the second quarter of 2008. Maintenance revenue and margin continues to grow as the number of theaters in the IMAX theater network grows.

     Joint Revenue Sharing Arrangements
     Revenue from joint revenue sharing arrangements increased to $7.2 million in the second quarter of 2009 compared to $0.4 million in the second quarter of 2008. The Company participated in 91 joint revenue sharing arrangements during the second quarter of 2009 as compared to 11 theaters in the second quarter of 2008. The increase in revenues from joint revenue sharing arrangements was due to the greater number of theaters operating in the second quarter of 2009 as compared to the second quarter of 2008 and the stronger performance of the films exhibited in the current period versus the prior year comparative period, as discussed below.
     The gross margin from joint revenue sharing arrangements in the second quarter of 2009 increased to $4.6 million compared to a loss of $0.1 million in the second quarter of 2008. The increase was largely due to the increase in the number of joint revenue sharing theaters operating in the second quarter of 2009 as compared to the second quarter of 2008 as well as the strong performance of the films exhibited during the period. Included in the second quarter of 2009 margin were certain advertising, marketing and selling expenses of $1.5 million associated with the initial launch of 22 new theaters opened during the quarter. Excluding these launch expenses, the gross margin would have been $6.1 million for the second quarter of 2009 compared to a loss of $0.1 million in the second quarter of 2008.
     Film
     Film segment revenues increased 144.8% to $16.1 million in the second quarter of 2009 from $6.6 million in the second quarter of 2008. Film production and IMAX DMR revenues increased almost 400.0% to $12.1 million in the second quarter of 2009 from $2.5 million in the second quarter of 2008. The increase in film production and IMAX DMR revenues was due primarily to the overall growth of the IMAX theater network and stronger film performance. Gross box office generated by IMAX DMR films increased to $84.2 million for the second quarter of 2009 from $18.9 million for the second quarter of 2008. Films exhibited in the current quarter included Monsters vs. Aliens: An IMAX 3D Experience, Star Trek: The IMAX Experience, Night at the Museum: Battle of the Smithsonian: The IMAX Experience and Transformers: Revenge of the Fallen: The IMAX Experience, in comparison to Shine A Light: The IMAX Experience, Speed Racer: The IMAX Experience and Kung Fu Panda: The IMAX Experience exhibited in the second quarter of 2008. Film distribution revenues increased 51.5% to $3.5 million in the second quarter of 2009 from $2.3 million in the second quarter of 2008 due to the strong performance of Under the Sea 3D which was released on February 13, 2009. The Company did not distribute any new, original titles in the second quarter of 2008. Film post-production revenues decreased 71.4% to $0.5 million in the second quarter of 2009 from $1.8 million in the second quarter of 2008 primarily due to a decrease in third party business.
     The Company’s gross margin from its film segment increased in the second quarter of 2009 to $8.6 million from $1.0 million in the second quarter of 2008. Film production and IMAX DMR gross margin increased to $7.9 million from a loss of $0.6 million in the second quarter of 2008 primarily due to an increase in IMAX DMR revenue from the films exhibited in the second quarter of 2009. This increase was partially offset by a decrease in film post-production gross margin of $0.8 million due to a decrease in third party business and a $0.1 million decrease in the film distribution margin from the $0.8 million experienced in the second quarter of 2008.
     Theater Operations
     Theater operations revenue in the second quarter of 2009 increased to $4.2 million compared to $3.2 million experienced in the second quarter of 2008. This increase was attributable to increases in average ticket prices and attendance, primarily as a result of the DMR films exhibited in the period and the performance of Under the Sea 3D.
     Theater operations margin increased $0.7 million in the second quarter of 2009 as compared to second quarter of 2008 due to an increase in revenues.
     Other
     Other revenue decreased to $0.7 million in the second quarter of 2009 compared to $0.9 million in the same period in 2008. Other revenue primarily includes revenue generated from the Company’s camera and rental business and after market sales of projection system parts and 3D glasses.
     The gross margin on other revenue decreased by $0.2 million in the second quarter of 2009 as compared to the second quarter of 2008.

     Outlook
     Based on the Company’s expectation of 2009 theater system installations, particularly those under joint revenue sharing arrangements, and its estimate of films to be released in 2009, the Company anticipated higher revenues in 2009 as compared to 2008. Actual revenue for the first half of 2009 was higher than for the first half of 2008 and the Company continues to expect higher revenues for the second half of 2009 as compared to the prior year period.
     In addition to the 61 theater systems installed in the first and second quarters of 2009, the Company currently estimates that approximately 40 of the 171 theater systems arrangements in its backlog as at June 30, 2009 will be installed and accepted in the last six months of 2009. By the end of 2009, the Company’s total theater network is expected to have increased by approximately 20% over the prior year and its commercial theater network by approximately 30% to 35% over the prior year as the vast majority of the new 2009 systems are to be installed in commercial settings. Included in these estimates are a select number of digital system upgrades in the second half of 2009 that the Company expects to install as was the case in the first and second quarters. However, the Company cautions that theater system installations slip from period to period in the course of the Company’s business and such slippages remain a recurring and unpredictable part of its business. These slippages and delays could impact the timing of revenue recognition. In addition, each year the Company installs a number of systems that are signed in that same calendar year.
     The recent growth of the IMAX theater network is largely attributable to the introduction of the Company’s digital projector in 2008, which the Company believes provides a differentiated experience to moviegoers that is consistent with what they have come to expect from the IMAX brand, and is a compelling proposition for a large portion of its customer base for a number of reasons. The savings to the studios as a result of eliminating film prints are considerable, as the typical cost of an IMAX film print ranges from $20 thousand per 2D print to $45 thousand per 3D print. Removing those costs significantly increases the profit of an IMAX release for a studio which, the Company believes, provides more incentive for studios to release their films to IMAX theaters. The Company similarly believes that economics change favorably for its exhibition clients as a result of a digital theater system, since lower print costs and the increased programming flexibility that digital delivery provides allows theaters to program between 10 and 12 IMAX DMR films per year, thereby increasing both customer choice and total box-office revenue. Finally, digital transmission eventually allows for the opportunity to show attractive alternate programming, such as live sporting events and concerts, in the immersive environment of an IMAX theater. The Company has signed agreements with exhibitors for 222 digital projection systems, of which 102 theaters were open to the public as of June 30, 2009.
     The Company’s improved financial performance in 2009 is attributable not only to the growth of the IMAX theater network, but also to the strength of the 2009 film slate and the increased number of films that the Company expects to be released to the IMAX theater network in 2009.
     The Company believes 5 titles will be released to its theater network during the remaining six months of 2009:
•	Harry Potter and the Half-Blood Prince: An IMAX 3D Experience (Warner Bros. (“WB”), July 2009);

•	Cloudy With a Chance of Meatballs: An IMAX 3D Experience (Sony Pictures Animation, September 2009);

•	Where the Wild Things Are: The IMAX Experience (WB, October 2009);

•	A Christmas Carol: An IMAX 3D Experience (Walt Disney Pictures and ImageMovers Digital, November 2009); and

•	Avatar: An IMAX 3D Experience (Twentieth Century Fox, December 2009).
     Disney’s, “A Christmas Carol: An IMAX 3D Experience” directed by Robert Zemeckis (The Polar Express) is slated for wide release to the IMAX network under a new multi-picture arrangement with Walt Disney Studios, which also includes the 2010 release of Disney’s, Alice in Wonderland: An IMAX 3D Experience. As a result of a box office milestone reached in connection with DreamWorks Animation SKG, Inc.’s release of Monsters vs. Aliens: An IMAX 3D Experience, DreamWorks Animation is contractually obligated to release two additional films to the IMAX network, How to Train Your Dragon: An IMAX 3D Experience and Shrek Forever After: An IMAX 3D Experience, during the first six months of 2010. In addition, the Company, in conjunction with WB and the National Aeronautics and Space Administration (NASA), also announced that the next IMAX 3D space film, which will chronicle the Hubble Space Telescope, is scheduled for release to IMAX theaters in 2010. In June 2009, the Company and Huayi Bros. Media Corporation Ltd., China’s largest privately owned media group, announced an agreement to release up to 3 mainstream, commercial Chinese pictures to IMAX theaters in China, other parts of Asia and key North American markets beginning in July 2010 with the film “Aftershock”. The Company also remains in active negotiations with virtually all of Hollywood’s studios for additional films to fill out its short and long-term film slate.

     The increased number of IMAX DMR films released to the IMAX theater network can minimize the impact of an individual film’s poor performance. In addition, the increased number of titles, more closely spaced, can mean a greater opportunity to capitalize on the early weeks of a movie’s release, when over half of a given title’s gross box office is typically generated. However, films can be subject to delays in production or changes in release schedule, which can negatively impact the number, timing and type of IMAX DMR and IMAX original films released to the IMAX theater network.
     Given the Company’s improved financial performance year-to-date, the Company anticipates continued improved financial performance for the second half of 2009 as compared to the second half of 2008. The global macro-environment, however, remains volatile and the U.S. and global economies could remain significantly challenged for an indeterminate period of time. While historically the movie industry has been somewhat resistant to economic downturns, and while the Company has taken steps to mitigate the effect of the economic downturn on its operations, present economic conditions, which are beyond the Company’s control, could lead to a decrease in discretionary consumer spending. It is difficult to predict the severity and duration of any decrease in consumer spending resulting from the economic downturn and what affect it may have on the movie industry in general and IMAX DMR box-office results in particular. Year-to-date box-office results have been strong despite the general economic environment. According to various industry reports and trade publications, year-to-date domestic gross box office totalled approximately $6.5 billion through August 2, 2009, approximately a 6.9% increase over the same period last year.
     To date, the Company has signed joint revenue sharing arrangements for 156 theater systems, 91 of which have been installed as at June 30, 2009. As the Company adds joint revenue sharing systems to its theater base, the Company’s revenues are increasingly dependent on the performance of the films released in IMAX DMR, which directly impact box-office and concessions revenues. Accordingly, the Company’s revenues are increasingly exposed to any decline in attendance at commercial IMAX theaters. If the industry were to face declining admissions, commercial exhibitors could become less willing or, as a result of disruptions in the capital and credit markets that may limit exhibitors’ access to capital, less able to invest capital in new IMAX theaters or to fulfill their existing obligations to the Company. As a result, the Company’s revenues could be lower than expected.
     The Company currently believes that cash flow from future operations together with existing cash and borrowing available under the Company’s Credit Facility will be sufficient to fund the Company’s business operations, including its strategic initiatives relating to joint revenue sharing arrangements, and the continued roll-out of its proprietary digitally-based projection system. Furthermore, the Company recently completed the public offering of 11,270,000 of its common shares (see note 15 to the accompanying condensed consolidated financial statements in Item 1) which generated net proceeds of approximately $76.3 million. A portion of the proceeds from the offering was used to repay $50.3 million aggregate principal amount of its 9.625% Senior Notes due December 2010 (the “Senior Notes”), including $6.0 million repurchased in July 2009. Continued volatility and disruptions in the capital and credit markets could limit, however, the Company’s access to liquidity, constrain the Company’s ability to pursue strategic initiatives or business opportunities in its best interests and may make it difficult for the Company to refinance the remainder of its Senior Notes and the Credit Facility when they mature in December and October of 2010, respectively, and fund its pension obligations on a timely basis or on satisfactory terms or at all.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased to $12.3 million in the second quarter of 2009 as compared to $11.3 million in the second quarter of 2008. The $1.0 million increase experienced from the prior year comparative period was largely the result of the following:
•	a $3.4 million increase in the Company’s stock-based compensation expense primarily due to the increase in the Company’s stock price during the period and its affect on the value of the Company’s variable awards; and

•	a $1.0 million increase in legal and professional fees, largely due to an early termination fee pertaining to the cancellation of a service arrangement.
These increases were partially offset by:
•	a $2.5 million decrease due to a gain in foreign exchange translation adjustments. During the second quarter of 2009, the Company recorded a foreign exchange gain of $2.5 million due to an increase in the exchange rates of foreign currency denominated receivables, other working capital balances and foreign currency forward contracts, as compared to a gain of less than $0.1 million recorded in the second quarter of 2008. See note 11(b) of the accompanying condensed consolidated financial statements in Item 1. for more information; and

•	a $0.9 million decrease in staff-related costs and compensation costs, which was the result of a decrease in salaries and benefits of $0.6 million primarily due to lower average Canadian dollar denominated salary expense and a $0.3 million decrease in travel and entertainment costs.

     Receivable Provisions, Net of Recoveries
     Receivable provisions net of recoveries for accounts receivable and financing receivables amounted to a net provision of $0.5 million and $0.1 million in the second quarter of 2009 and 2008, respectively.
     The Company’s accounts receivables and financing receivables are subject to credit risk. The Company’s accounts receivable and financing receivables are concentrated with the theater exhibition industry and film entertainment industry. To minimize the Company’s credit risk, the Company retains title to underlying theater systems leased, performs initial and ongoing credit evaluations of its customers and makes ongoing provisions for its estimate of potentially uncollectible amounts. Accordingly, the Company believes it has adequately protected itself against exposures relating to receivables and contractual commitments. The Company’s policy is to not use any financial instruments for trading or other speculative purposes.
     Interest Income and Expenses
     Interest income decreased to less than $0.1 million in the second quarter of 2009 as compared to $0.1 million in the second quarter of 2008.
     Interest expense decreased to $4.1 million in the second quarter of 2009 as compared to $4.3 million in the second quarter of 2008. During the period the Company repurchased $44.3 million aggregate principal amount of the Company’s 9.625% Senior Notes at a price of $977.50 per $1,000 principal amount of Senior Notes, which resulted in a decrease in the Company’s interest expense for the quarter. Included in interest expense is the amortization of deferred finance costs in the amount of $0.3 million in the second quarter of 2009 and 2008, respectively, relating to the Company’s Senior Notes. The Company’s policy is to defer and amortize, over the life of the debt instrument, all the costs relating to a debt financing which are paid directly to the debt provider.
     Income Taxes
     The Company’s effective tax rate differs from the statutory tax rate and will vary from year to year primarily as a result of numerous permanent differences, investments and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or reductions in the year, changes in the Company’s valuation allowance based on the Company’s recoverability assessments of deferred tax assets, and favorable or unfavorable resolution of various tax examinations. As at June 30, 2009, the Company had a gross deferred income tax asset of $79.3 million (including a $15.6 million increase due to the impact of filing an election allowing the Company to file its Canadian corporate tax returns in U.S. dollars), against which the Company is carrying a $79.3 million valuation allowance. The Company recorded an income tax provision of $0.3 million for the three months ended June 30, 2009, of which $0.1 million is related to an increase in unrecognized tax benefits. For the three months ended June 30, 2008 the Company recorded an income tax provision of $0.3 million, of which $0.1 million was related to an increase in unrecognized tax benefits.
     Research and Development
     Research and development expenses decreased to $1.2 million in the second quarter of 2009 compared to $2.0 million in the second quarter of 2008. The higher expenses incurred in the second quarter of 2008 principally reflect a high level of research and development activities pertaining to development of the Company’s proprietary digitally-based theater projector which was launched in July 2008. Through research and development, the Company continues to design and develop cinema-based equipment, software and other technologies, including digital technologies, to enhance its product offering. The Company believes that the motion picture industry will be affected by the development of digital technologies, particularly in the areas of content creation (image capture), post-production (editing and special effects), distribution and display. Consequently, the Company has made significant investments in digital technologies, including the development of proprietary, patent-pending technology related to a digital projector, as well as technologies to digitally enhance image resolution and quality of motion picture films, and convert monoscopic (2D) to stereoscopic (3D) images. The Company also holds a number of patents, patents pending and intellectual property rights in these areas. In addition, the Company holds numerous digital patents and long-term relationships with key manufacturers and suppliers in digital technology. However, there can be no assurance that the Company will be awarded patents covering its technology or that competitors will not develop similar technologies.

     In recent years, a number of companies have introduced digital 3D projection technology and more and more Hollywood features are being exhibited in 3D using these technologies. The Company believes that there are approximately 2,000 conventional-sized screens in the U.S. multiplexes equipped with such digital 3D systems. The Company believes that its many competitive strengths, including the IMAX brand name, the quality and immersiveness of The IMAX Experience, its IMAX DMR technology and its patented theater geometry significantly differentiate the Company’s 3D presentations from any other 3D presentation. Consistent with this view, for the films released to both IMAX 3D theaters and conventional 3D theaters, the IMAX theaters have outperformed the conventional theaters on a per-screen revenue basis.
Six Months Ended June 30, 2009 Versus Six Months Ended June 30, 2008
     The Company reported a net loss of less than $0.1 million or $nil per share on a basic and diluted basis for the six months ended June 30, 2009. For the six months ended June 30, 2008, the Company reported a net loss of $22.5 million or $0.54 per share on a basic and diluted basis.
     The following table sets forth the breakdown of revenue and gross margin by category:

	Revenue		Gross Margin
	Six Months Ended June 30,		Six Months Ended June 30,
(In thousands of U.S. dollars)	2009	2008	2009	2008
IMAX Systems
Sales and sales-type leases(1)	$19,817	$9,381	$9,477	$4,518
Ongoing rent, fees and finance income(2)	4,975	5,060	3,953	4,496

	24,792	14,441	13,430	9,014

Theater System Maintenance	8,793	7,833	4,631	3,117

Joint Revenue Sharing Arrangements	9,100	781	4,980	(73)

Film
Production and IMAX DMR	15,836	5,405	9,684	(270)
Distribution	6,736	5,060	989	2,120
Post-production	1,387	3,522	695	2,386

	23,959	13,987	11,368	4,236

Theater Operations	6,930	5,994	394	(503)

Other	1,140	1,659	(20)	213

	$74,714	$44,695	$34,783	$16,004

(1)	Includes initial rents and fees and the present value of fixed minimum rents and fees from equipment, sales and sales-type lease transactions.

(2)	Includes rental income from operating leases, contingent rents from sales-type leases, contingent fees from sales arrangements and finance income.
     Revenues and Gross Margin
     The Company’s revenues for the six months ended June 30, 2009 increased by 67.2% to $74.7 million from $44.7 million in the same period last year due in large part to an increase in revenue from most reportable segments. The gross margin across all segments in the six months ended June 30, 2009 was $34.8 million, or 46.6% of total revenue, compared to $16.0 million, or 35.8% of total revenue in the six months ended June 30, 2008.
     IMAX Systems
     IMAX systems revenue increased 71.7% to $24.8 million in the six months ended June 30, 2009 as compared to $14.4 million in the six months ended June 30, 2008 resulting primarily from an increase in systems installed and recognized as compared to the prior year period.

     Revenue from sales and sales-type leases increased 111.2% to $19.8 million in the six months ended June 30, 2009 from $9.4 million in the six months ended June 30, 2008. The Company recognized revenue on 14 theater systems which qualified as either sales or sales-type leases in the six months ended June 30, 2009 versus 6 in the six months ended June 30, 2008. There were 13 new IMAX theater systems with a value of $18.3 million recognized into revenue in the six months ended June 30, 2009, as compared to 6 new IMAX theater systems with a total value of $8.4 million recognized in the six months ended June 30, 2008. One of the theater systems recognized in the six months ended June 30, 2009 was a used theater system with a value of $0.5 million while none of the theater systems in the six months ended June 30, 2008 were used systems. Revenue from sales and sales-type leases also includes a charge against revenues, relating to a termination of a sales-type lease arrangement, of $0.4 million in the six months ended June 30, 2009 as compared to $nil in the six months ended June 30, 2008.
     Average revenue per sales and sales-type lease systems was $1.3 million for the six months ended June 30, 2009 as compared to $1.4 million for the six months ended June 30, 2008. The breakdown in mix of sales and sales-type lease, joint revenue sharing arrangements (see discussion below) and operating lease installations by theater system configuration for the six months ended June 30, 2009 and 2008 is outlined in the table below.

	Six Months
	Ended June 30,
	2009		2008
Sales and Sales-type lease systems — installed and recognized
IMAX 3D GT	1		—
IMAX 3D SR	2		—
IMAX 3D MPX	—		6
IMAX digital	11	(1)	—

	14		6
IMAX 3D MPX — installed and deferred	—		3

	14		9
Operating lease — installed and operating
IMAX 3D MPX	1		—
Joint revenue sharing arrangements — installed and operating
IMAX digital	46	(1)	—

	61		9

(1)	Includes the digital upgrade of 12 systems (4 sales arrangements, 1 operating lease arrangement and 7 systems under a joint revenue sharing arrangement) from film-based to digital.
     As noted in the table above, three theater systems under sales arrangements subject to provisions providing the customer with an upgrade to a digital system at a discounted price when available were installed in the six months ended June 30, 2008. Had the transactions not included this digital upgrade clause, the Company would have recognized $3.8 million in revenue and $2.0 million in gross margin related to these sales in the six months ended June 30, 2008. The Company’s policy is such that once the digital upgrade is provided or the fair value for the upgrade is established, the Company will allocate total contract consideration, including any upgrade revenues, between the delivered and undelivered elements on a fair value basis and recognize the revenue allocated to the delivered elements with their associated costs.
     Settlement revenue was $1.2 million for the six months ended June 30, 2009 as compared to $0.6 million in the six months ended June 30, 2008. Included in settlement revenue are $0.1 million related to an operating lease termination to convert to a different system configuration (2008 — $nil) and $1.1 million related to a consensual buyout for an uninstalled MPX theater system (2008 — $0.6 million).
     IMAX theater systems margin from sales and sale-type leases, excluding the impact of settlements and asset impairment charges, was 47.2% in the six months ended June 30, 2009, as compared to 54.5% in the six months ended June 30, 2008. The lower gross margin experienced in the six months ended June 30, 2009 reflects the digital upgrade of 4 locations under sales arrangements and a loss of $0.2 million from the sale of 1 used system. Digital upgrades generate lower margins than full system sales. Gross margins on sales and sale-type leases of new systems was 58.0% and 57.2% in the six months ended June 30, 2009 and 2008, respectively.

     Ongoing rent revenue and finance income decreased to $5.0 million in the six months ended June 30, 2009 from $5.1 million in the six months ended June 30, 2008. Gross margin for ongoing rent and finance income decreased 12.1% to $4.0 million in the six months ended June 30, 2009 from $4.5 million in the six months ended June 30, 2008. The change in revenue and gross margin is primarily due to a decrease in additional rent recognized in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. Contingent fees included in this caption amounted to $0.1 million and $0.2 million in the six months ended June 30, 2009 and 2008, respectively.
     Theater System Maintenance
     Theater system maintenance revenue increased 12.3% to $8.8 million during the six months ended June 30, 2009 as compared to $7.8 million in the six months ended June 30, 2008. Theater system maintenance gross margin increased to $4.6 million in the six months ended June 30, 2009 from $3.1 million in the six months ended June 30, 2008. Maintenance revenue and margin continues to grow as the number of theaters in the IMAX network grows.
     Joint Revenue Sharing Arrangements
     Revenue from joint revenue sharing arrangements increased to $9.1 million in the six months ended June 30, 2009 compared to $0.8 million in the six months ended June 30, 2008. The Company participated in 91 joint revenue sharing arrangements during the six months ended June 30, 2009 as compared to 11 theaters during the six months ended June 30, 2008. The increase in revenues from joint revenue sharing arrangements was due to the number of theaters operating in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, and stronger performance of the films exhibited in the current period versus the prior year comparative period, as discussed below.
     The gross margin from joint revenue sharing arrangements in the six months ended June 30, 2009 increased to $5.0 million from a loss of less than $0.1 million in the six months ended June 30, 2008. The increase was largely due to the increase in the number of joint revenue sharing theaters operating in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 and stronger film performance in the period. Included in the margin in the first six months of 2009 were certain advertising, marketing and selling expenses of $2.2 million associated with the initial launch of 39 new theaters opened during the period. Excluding these launch expenses, gross margin would have been $7.2 million for the six months ended June 30, 2009 compared to a loss of less than $0.1 million in the six months ended June 30, 2008.
     Film
     Film segment revenues increased 71.3% to $24.0 million in the six months ended June 30, 2009 from $14.0 million in the six months ended June 30, 2008. Film production and IMAX DMR revenues increased 193.0% to $15.8 million in the six months ended June 30, 2009 from $5.4 million in the six months ended June 30, 2008. The increase in film production and IMAX DMR revenues was due primarily to the overall growth of the IMAX theater network and stronger film performance for the films exhibited. Gross box office generated by IMAX DMR films was $112.7 million for the six months ended June 30, 2009 versus $35.5 million for the six months ended June 30, 2008. Films exhibited in the six months ended June 30, 2009 included The Day The Earth Stood Still: The IMAX Experience, The Dark Knight: The IMAX Experience, Watchmen: The IMAX Experience, Monsters vs. Aliens: An IMAX 3D Experience, Star Trek: The IMAX Experience, Night at the Museum: Battle of the Smithsonian: The IMAX Experience and Transformers: Revenge of the Fallen: The IMAX Experience, compared to films exhibited in the six months ended June 30, 2008 which included The Spiderwick Chronicles: The IMAX Experience, Shine A Light: The IMAX Experience, Speed Racer: The IMAX Experience and Kung Fu Panda: The IMAX Experience. Film distribution revenues increased 33.1% to $6.7 million in the six months ended June 30, 2009 from $5.1 million in the six months ended June 30, 2008 due to the strong performance of Under the Sea 3D, which was released on February 13, 2009. The Company did not distribute any new titles in the six months ended June 30, 2008. Film post-production revenues decreased 60.6% to $1.4 million in the six months ended June 30, 2009 from $3.5 million in the six months ended June 30, 2008 primarily due to a decrease in third party business.
     The Company’s gross margin from its film segment increased 168.4% in the six months ended June 30, 2009 to $11.4 million from $4.2 million in the six months ended June 30, 2008. Film production and IMAX DMR gross margin increased to $9.7 million from a loss of $0.3 million in the six months ended June 30, 2008 due primarily to an increase in IMAX DMR revenue and lower IMAX DMR costs. The increase was offset by lower film distribution and film post-production margins. The film distribution margin of $1.0 million in the six months ended June 30, 2009 was lower than the $2.1 million experienced in the six months ended June 30, 2008. Film distribution margin experienced in the six months ended June 30, 2009 included initial marketing expenditures of $0.5 million associated with the launch of Under the Sea 3D. Film post-production gross margin decreased by $1.7 million due to a decrease in third party business as compared to the prior year period.

     Theater Operations
     Theater operations revenue in the six months ended June 30, 2009 increased to $6.9 million in comparison to the $6.0 million experienced in the six months ended June 30, 2008. This increase was attributable to increases in average ticket prices and attendance partly as a result of the stronger performance of IMAX DMR films and Under the Sea 3D.
     Theater operations margin increased $0.9 million to $0.4 million in the six months ended June 30, 2009 as compared to six months ended June 30, 2008 due to an increase in revenues.
     Other
     Other revenue decreased to $1.1 million in the six months ended June 30, 2009 compared to $1.7 million in the same period in 2008. Other revenue primarily includes revenue generated from the Company’s camera and rental business and after market sales of projection system parts and 3D glasses.
     The gross margin on other revenue decreased by $0.2 million in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses decreased to $23.2 million in the six months ended June 30, 2009 as compared to $23.6 million in 2008. The $0.4 million decrease experienced from the prior year comparative period was largely the result of the following:
•	a $1.8 million decrease in staff-related costs and compensation costs, which was the result of a decrease in salaries and benefits of $1.1 million primarily due to a lower average Canadian dollar denominated salary expense and a $0.7 million decrease in travel and entertainment costs;

•	a $1.5 million decrease due to a gain in foreign exchange translation adjustments. During the six months ended June 30, 2009, the Company recorded a foreign exchange gain of $1.3 million due to an increase in the exchange rates of foreign currency denominated receivables, other working capital balances and foreign currency forward contracts, as compared to a loss of $0.2 million recorded in the six months ended June 30, 2008. See note 11(b) of the accompanying condensed consolidated financial statements in Item 1 for more information; and

•	a $0.1 million decrease in legal and professional fees, including legal and professional fees of approximately $1.0 million in connection with the termination of a service arrangement which was offset by a decreased level of spending.
These decreases were partially offset by a $3.0 million increase in the Company’s stock-based compensation expense primarily due to an increase in the Company’s stock price during the period.
     Receivable Provisions, Net of Recoveries
     Receivable provisions net of recoveries for accounts receivable and financing receivables amounted to a net provision of $1.0 million in the six months ended June 30, 2009 as compared to $0.8 million in the six months ended June 30, 2008.
     The Company’s accounts receivables and financing receivables are subject to credit risk. The Company’s accounts receivable and financing receivables are concentrated with the theater exhibition industry and film entertainment industry. To minimize the Company’s credit risk, the Company retains title to underlying theater systems leased, performs initial and ongoing credit evaluations of its customers and makes ongoing provisions for its estimate of potentially uncollectible amounts. Accordingly, the Company believes it has adequately protected itself against exposures relating to receivables and contractual commitments. The Company’s policy is to not use any financial instruments for trading or other speculative purposes.
     Interest Income and Expenses
     Interest income decreased to less than $0.1 million in the six months ended June 30, 2009 as compared to $0.2 million in the six months ended June 30, 2008.

     Interest expense decreased to $8.5 million in the six months ended June 30, 2009 as compared to $8.8 million in the six months ended June 30, 2008. During the period, the Company repurchased $44.3 million aggregate principal amount of the Company’s 9.625% Senior Notes at a price of $977.50 per $1,000 principal amount of Senior Notes, which resulted in a decrease in the Company’s interest expense for the six months ended June 30, 2009. Included in interest expense is the amortization of deferred finance costs in the amount of $0.6 million in the six months ended June 30, 2009 and 2008, respectively, relating to the Company’s Senior Notes. The Company’s policy is to defer and amortize, over the life of the debt instrument, all the costs relating to a debt financing which are paid directly to the debt provider.
     Research and Development
     Research and development expenses decreased to $1.7 million in the six months ended June 30, 2009 compared to $4.5 million in the six months ended June 30, 2008. The expenses incurred in the six months ended June 30, 2008 principally reflect a high level of research and development activities pertaining to development of the Company’s proprietary digitally-based theater projector which was launched in July of 2008. Through research and development, the Company continues to design and develop cinema-based equipment, software and other technologies to enhance its product offerings. The Company believes that the motion picture industry will be affected by the development of digital technologies, particularly in the areas of content creation (image capture), post-production (editing and special effects), distribution and display. Consequently, the Company has made significant investments in digital technologies, including the development of proprietary, patent-pending technology related to a digital projector, as well as technologies to digitally enhance image resolution and quality of motion picture films, and convert monoscopic (2D) to stereoscopic (3D) images. The Company also holds a number of patents, patents pending and intellectual property rights in these areas. In addition, the Company holds numerous digital patents and long-term relationships with key manufacturers and suppliers in digital technology. However, there can be no assurance that the Company will be awarded patents covering its technology or that competitors will not develop similar technologies.
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

(iii)	a minimum level of trailing cash collections in the preceding twenty-six week period ($147.0 million as at June 30, 2009), reduced for outstanding letters of credit and advance payment guarantees and subject to maintaining a minimum Excess Availability (as defined in the Credit Facility) of $5.0 million.

     The Credit Facility, which is collateralized by a first priority security interest in all of the current and future assets of IMAX Corporation, contains typical affirmative and negative covenants, including covenants that restrict IMAX’s ability to: incur certain additional indebtedness; make certain loans, investments or guarantees; pay dividends; make certain asset sales; incur certain liens or other encumbrances; conduct certain transactions with affiliates and enter into certain corporate transactions. In addition, the Credit Facility agreement contains customary events of default, including upon an acquisition or a change of control that may have a material adverse effect on IMAX or a guarantor. As at June 30, 2009, the Company was in compliance with all covenants under the agreement.
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
     As at June 30, 2009, the Company’s current borrowing capacity under the Credit Facility (which may be limited under the terms of the Indenture) was $10.3 million after deduction for outstanding borrowings of $20.0 million, letters of credit and advance payment guarantees of $0.3 million and the minimum Excess Availability of $5.0 million, compared with a borrowing capacity, as at December 31, 2008, of $10.5 million after deduction for outstanding borrowings of $20.0 million, letters of credit and advanced payment guarantees of $1.4 million and the minimum excess availability reserve of $5.0 million.
     The Credit Facility bears interest at the applicable prime rate per annum or LIBOR plus a margin as specified therein per annum. As at June 30, 2009, outstanding borrowings bear interest at the LIBOR rate plus an applicable margin. The effective interest rates for the three and six months ended June 30, 2009 were 2.16% and 2.22%, respectively under the Credit Facility.
Letters of Credit and Other Commitments
     As at June 30, 2009, the Company has letters of credit and advance payment guarantees of $0.3 million outstanding (December 31, 2008 — $1.4 million), of which the entire balance has been secured by the Credit Facility.
     The Company also has a $10.0 million facility for advance payment guarantees and letters of credit through the Bank of Montreal for use solely in conjunction with guarantees fully insured by Export Development Canada (the “Bank of Montreal Facility”). On October 2, 2008, the Company entered into an amendment to increase the amount available by $5.0 million to $10.0 million. The Bank of Montreal Facility is unsecured and includes typical affirmative and negative covenants, including delivery of annual consolidated financial statements within 120 days of the end of the fiscal year. The Bank of Montreal Facility is subject to periodic annual reviews with the next review scheduled for June 30, 2009. As at June 30, 2009, the Company had letters of credit outstanding of $5.7 million compared with $5.2 million as at December 31, 2008 under the Bank of Montreal Facility.
Senior Notes due December 2010
     As at June 30, 2009, the Company had outstanding $115.7 million (December 31, 2008 — $160.0 million) in principal amount of Senior Notes due December 1, 2010 (the “Senior Notes”).

     The Senior Notes bear interest at a rate of 9.625% per annum and are unsecured obligations that rank equally with all of the Company’s existing and future senior indebtedness and senior to all of the Company’s existing and future subordinated indebtedness. The payment of principal, premium, if any, and interest on the Senior Notes is unconditionally guaranteed, jointly and severally, by certain of the Company’s wholly-owned subsidiaries. Interest is paid on a semi-annual basis on June 1 and December 1. The Senior Notes are subject to redemption for cash by the Company, in whole or in part, from July 1, 2009 to November 30, 2009 at 102.406%, together with accrued and unpaid interest thereon to the redemption date. Beginning December 1, 2009, and thereafter, the Senior Notes will be redeemable by the Company at 100.000%, together with accrued and unpaid interest thereon to the redemption date. If certain changes were to result in the imposition of withholding taxes under Canadian law, the Senior Notes are subject to redemption at the Company’s option, in whole but not in part, at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest to the date of redemption. In the event of a change in control, the Company will be required to make an offer to repurchase the Senior Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase.
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
     The Company may from time to time continue to retire or repurchase outstanding Senior Notes through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, could be material and will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors.
     On June 9, 2009, the Company entered into an agreement with funds managed by Plainfield Asset Management LLC (collectively, “Plainfield”), pursuant to which the Company repurchased $44.3 million aggregate principal amount of the Company’s 9.625% Senior Notes from Plainfield at a price of $977.50 per $1,000 principal amount of Senior Notes. The Company paid cash to Plainfield and as a result, reacquired its bonds, thereby releasing the Company from further obligations under the Indenture to Plainfield. The Company accounted for the bond repurchase in accordance with Accounting Principles Board Opinion No. 26 “Early Extinguishment of Debt” whereby the net carrying amount of the debt extinguished was the face value of the bonds ($44.3 million) adjusted for any unamortized premium, discount and costs of issuance, which resulted in a gain of $0.4 million in the current period.
     On July 23, 2009, the Company entered into an agreement with funds managed by Hedgehog Capital LLC (collectively, “Hedgehog”), pursuant to which the Company repurchased $6.0 million aggregate principal amount of the Company’s 9.625% Senior Notes from Hedgehog at a price of $1,000.50 per $1,000 principal amount of Senior Notes. The Company paid cash to Hedgehog and as a result, reacquired its bonds, thereby releasing the Company from further obligations under the Indenture to Hedgehog.
     Cash and Cash Equivalents
     As at June 30, 2009, the Company’s principal sources of liquidity included cash and cash equivalents of $49.0 million, the Credit Facility, trade accounts receivable of $31.8 million and anticipated collection from financing receivables due in the next 12 months of $10.9 million. As at June 30, 2009, the Company has drawn down $20.0 million on the Credit Facility, and has letters of credit of $0.3 million outstanding under the Credit Facility and $5.7 million under the Bank of Montreal Facility.
     During the six months ended June 30, 2009, the Company’s operations provided cash of $2.0 million (including investment in film assets) and used cash of $13.2 million to fund capital expenditures, principally to build equipment for use in joint revenue sharing arrangements. In addition, the Company has experienced an operating loss in the last 3 fiscal years. Based on management’s current operating plan for 2009, the Company expects to continue to use cash as it deploys additional theater systems under joint revenue sharing arrangements. Cash flows from joint revenue sharing arrangements are derived from the theater box office and concession revenues and the Company invested directly in the roll out of 39 new theater systems and 7 digital upgrades under joint revenue sharing arrangements during the six months ended June 30, 2009.

     The Company currently believes that cash flow from future operations together with existing cash and borrowing available under the Credit Facility will be sufficient to fund the Company’s business operations, including its strategic initiatives relating to joint revenue sharing arrangements, and the continued roll-out of its proprietary digitally-based projection system. The Company similarly believes it will be able to continue to meet its commitments for at least the 12 month period commencing July 1, 2009. The Company’s operating cash flow will be adversely affected, however, if management’s projections of future signings for theater systems and film productions, installations and film performance are not realized. The Company forecasts its short-term liquidity requirements on a quarterly and annual basis. Since the Company’s future cash flows are based on estimates and there may be factors that are outside of the Company’s control (see “Risk Factors” in Item 1A in the Company’s 2008 Form 10-K), there is no guarantee that the Company will continue to be able to fund its operations through cash flows from operations. Under the terms of the Company’s typical sale and sales-type lease agreement, the Company receives substantial cash payments before the Company completes the performance of its obligations. Similarly, the Company receives cash payments for some of its film productions in advance of related cash expenditures.
     In addition to operating risks and uncertainties, the capital markets are currently experiencing a period of volatility as evidenced by significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of certain major financial institutions. Though the Company recently completed the public offering of 11,270,000 of its common shares and used a portion of the $76.3 million of net proceeds from the offering to repay $50.3 million aggregate principal amount of its Senior Notes, including $6.0 million repurchased in July 2009, the remainder of the Senior Notes and the Credit Facility mature on December 1, 2010 and October 31, 2010, respectively, and there can be no assurance that the Company will be successful in refinancing its existing indebtedness on a timely basis, on satisfactory terms or at all. In addition, the Company has an unfunded U.S. defined benefit pension plan, the SERP, covering Messrs. Gelfond and Wechsler and current SERP assumptions include that approximately $15.3 million will be paid out in August 2010, although Messrs. Gelfond and Wechsler have indicated a willingness to discuss potential deferment of pension obligations if the Company were to initiate such discussions. If the Company is unable to refinance its indebtedness or obtain other financing, the Company will face substantial liquidity challenges and there is no guarantee that the Company will have sufficient cash flow or capital resources to meet its repayment obligations. Even if the Company is able to refinance its existing indebtedness in the short term, continued volatility and disruptions in the capital and credit markets could adversely affect the Company’s access to liquidity needed for its business in the longer term. See “Risk Factors — The Company is highly leveraged which may make it difficult to refinance its existing indebtedness and obtain new financing and which limits cash flow available for its operations and the Company may not generate cash flow to service all of its obligations” in Item 1A in the Company’s 2008 Form 10-K.
     Operating Activities
     The Company’s net cash provided by operating activities is affected by a number of factors, including the proceeds associated with new signings of theater system lease and sale agreements in the year, costs associated with contributing systems under joint revenue sharing arrangements, the box-office performance of films distributed by the Company and/or exhibited in the Company’s theaters, increases or decreases in the Company’s operating expenses, including research and development, and the level of cash collections received from its customers.
     Cash provided by operating activities amounted to $2.0 million for the six months ended June 30, 2009. Changes in other non-cash operating assets as compared to December 31, 2008 include: an increase of $2.8 million in financing receivables; a $7.6 million increase in accounts receivable; a decrease of $2.4 million in inventories; a $1.0 million increase in prepaid expenses, which primarily relates to prepaid directors’ and officers’ liability insurance for 2009; and a $0.5 million increase in other assets which includes a $1.1 million increase in commissions and other deferred selling expenses offset by a $0.6 million decrease in insurance recoveries receivable. Changes in other non-cash operating liabilities as compared to December 31, 2008 include: a decrease in deferred revenue of $2.1 million related to amounts relieved from deferred revenue related to theater system installations in the current period offset by backlog payments received; an increase in accounts payable of $2.0 million and an increase of $1.5 million in accrued liabilities. Included in accrued liabilities at June 30, 2009, was $27.4 million in respect of accrued pension obligations which are mainly long-term in nature.

     Investing Activities
     Net cash used in investing activities amounted to $13.8 million in the six months ended June 30, 2009, which includes an investment in joint revenue sharing equipment of $12.7 million, purchases of $0.5 million in property, plant and equipment, an increase in other assets of $0.4 million and an increase in other intangible assets of $0.2 million.
     Financing Activities
     Net cash provided by financing activities in the six months ended June 30, 2009 amounted to $34.3 million due to the issuance of common shares in the period, net of common share issuance costs, offset by the use of proceeds to repurchase Senior Note indebtedness.
     Capital Expenditures
     Capital expenditures including the Company’s investment in joint revenue sharing equipment, purchase of property, plant and equipment net of sales proceeds and investments in film assets were $18.2 million for the six months ended June 30, 2009. The Company anticipates a higher level of capital expenditures in 2009 as compared to 2008 related, in part, to the anticipated roll-out of approximately 30 theaters pursuant to joint revenue sharing arrangements in the remainder of 2009, all of which are currently in backlog, and all of which the Company currently intends to fund through cash on hand and availability under the Credit Facility.
     Digital Projection System
     In July 2008, the Company introduced to the market its proprietary digital projection system. IMAX’s digital projection system delivers The IMAX Experience and helps drive profitability for studios, exhibitors and IMAX theaters by eliminating the need for film prints, increasing program flexibility and ultimately increasing the number of movies shown on IMAX screens. The system can run both IMAX and IMAX 3D presentations.
     As at June 30, 2009, the Company had 102 digital theaters installed and operating in exhibitor theaters and 132 digital theater system arrangements in its backlog, which include the significant transactions described below.
     On December 7, 2007, the Company announced a significant joint revenue sharing arrangement with AMC for the installation of 100 digital projection systems to be installed in the latter half of 2008 through 2010. The Company has projected that the deal will ultimately double the size of the commercial IMAX theater network in North America and triple the number of IMAX theaters in North American multiplexes, which are the primary targets of the Company’s business efforts. In December 2007, the Company announced that it estimates that the AMC agreement will generate $35.0 million in incremental earnings and $229.0 million in cumulative cash flow over 10 years, under certain assumptions. The system roll-out is to be implemented in 2 phases of 50 systems each, with the rollout of the second phase being subject to the achievement of certain performance thresholds that the Company believes will be met. As of June 30, 2009, the Company has installed 49 of the 100 digital projection systems contracted for under the agreement with AMC.
     The Company and Regal Cinemas, Inc (“Regal”) announced on March 24, 2008 a joint revenue sharing agreement to install 31 digital projection systems at Regal locations in 20 major U.S. markets. As of June 30, 2009, the Company has installed 22 of the 31 digital projection systems. In June 2008, the Company and Hoyts Multiplex Cinemas PTY Ltd (“Hoyts”) entered into a joint revenue sharing arrangement for 4 digital projection systems. To date, the Company has installed 3 of the 4 digital projection systems. In July 2008, the Company signed a joint revenue sharing arrangement with Tokyu Recreation Co., Ltd (“Tokyu”) to install up to 4 digital projection systems, 3 of which were installed as of June 30, 2009. In September 2008, the Company signed a joint revenue sharing arrangement with Cineplexx Kinobetriebe GMBH (“Cineplexx”) for 3 digital projection systems, 2 of which were installed as of June 30, 2009.
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

     Pension and Postretirement Obligations
     The Company has a defined benefit pension plan, the SERP, covering Messrs. Gelfond and Wechsler. As at June 30, 2009, the Company had an unfunded and accrued projected benefit obligation of approximately $27.4 million (December 31, 2008 — $26.4 million) in respect of the SERP. At the time the Company established the SERP, it also took out life insurance policies on Messrs. Gelfond and Wechsler with coverage amounts of $21.5 million in aggregate. The Company may use the proceeds of life insurance policies taken on Messrs. Gelfond and Wechsler to be applied towards the benefits due and payable under the SERP, although there can be no assurance that the Company will ultimately do so. As at June 30, 2009, the cash surrender value of the insurance policies is $6.6 million (December 31, 2008 — $6.2 million).
     In July 2000, the Company agreed to maintain health benefits for Messrs. Gelfond and Wechsler upon retirement. As at June 30, 2009, the Company had an unfunded benefit obligation of $0.4 million (December 31, 2008 — $0.4 million).
     On March 8, 2006, the Company and Messrs. Gelfond and Wechsler negotiated an amendment to the SERP which reduced the related pension expense to the Company effective January 1, 2006. Under the terms of the SERP amendment, to reduce ongoing costs to the Company, the cost of living adjustment and surviving spouse benefits previously owed to Messrs. Gelfond and Wechsler are each reduced by 50%, subject to a recoupment of a percentage of such benefits upon a change of control of the Company, and the net present value of the reduced pension benefit payments is accelerated and paid out upon a change of control of the Company. The amendment resulted in reduction of the accrued pension liability by $6.2 million, a reduction in other assets of $3.4 million and a past services credit of $2.8 million. The benefits were 50% vested as at July 2000, the SERP initiation date. The vesting percentage increases on a straight-line basis from inception until age 55. As at June 30, 2009, Mr. Wechsler’s benefits were 100% vested while the benefits of Mr. Gelfond were approximately 94.6% vested. The vesting percentage of a member whose employment terminates other than by voluntary retirement or upon a change in control shall be 100%.
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
     Under the terms of the SERP, annuity payments payable to Mr. Wechsler, whose employment as Co-CEO terminated effective April 1, 2009, are deferred for six months and shall be paid on the first date of the seventh month following such termination, at which time Mr. Wechsler will be entitled to receive interest on the deferred amount credited at the applicable federal rate for short term obligations. Thereafter, in accordance with the terms of the SERP, Mr. Wechsler is entitled to receive monthly annuity payments until the earlier of a change of control or August 1, 2010, at which time he is entitled to receive remaining benefits in the form of a lump sum payment.
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

CONTRACTUAL OBLIGATIONS
     Payments to be made by the Company under contractual obligations are as follows:

	Payments Due by Period
	Total
(In thousands of U.S. Dollars)	Obligations	2009	2010	2011	2012	2013	Thereafter
Senior Notes due December 2010
Principal	$115,662	$—	$115,662	$—	$—	$—	$—
Interest	16,698	5,566	11,132	—	—	—	—
Revolving Credit Facility Loan	20,000	—	20,000	—	—	—	—
Capital lease obligations	215	72	81	22	21	19	—
Operating lease obligations	26,514	3,017	6,167	6,119	5,949	2,141	3,121
Pension obligations(1)	30,173	861	15,342	13,970	—	—	—
Postretirement benefits obligations	125	10	14	30	34	37	—
Purchase obligations	4,189	4,189	—	—	—	—	—

	$213,576	$13,715	$168,398	$20,141	$6,004	$2,197	$3,121

(1)	The SERP assumptions include that Mr. Wechsler will receive a lump sum payment at August 1, 2010 and that Mr. Gelfond will receive a lump sum payment in 2011 upon retirement at the end of the current term of his employment agreement, although Mr. Gelfond has not informed the Company that he intends to retire at that time
Item 3. Quantitative and Qualitative Factors about Market Risk
     The Company is exposed to market risk from changes in foreign currency rates. The Company does not use financial instruments for trading or other speculative purposes.
     A majority of the Company’s revenue is denominated in U.S. dollars while a significant portion of its costs and expenses is denominated in Canadian dollars. A portion of the Company’s net U.S. dollar cash flows is converted to Canadian dollars to fund Canadian dollar expenses through the spot market. In Japan, the Company has ongoing operating expenses related to its operations. Net Japanese yen cash flows are converted to U.S. dollars through the spot market. The Company also has cash receipts under leases denominated in Japanese yen, Euros and Canadian dollars. For the three and six months ended June 30, 2009, the Company recorded a translation gain of $2.5 million and $1.3 million, respectively (including $1.2 million and $0.6 million, respectively of appreciation on unhedged forward contracts — see discussion below) compared with a translation gain of less than $0.1 million and a loss of $0.2 million for three and six months ended June 30, 2008, respectively, primarily from the receivables associated with leases denominated in Canadian dollars, as the value of the U.S. dollar declined in relation to the Canadian dollar.
     Beginning in the fourth quarter of 2008 and continuing in 2009, the Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies with settlement dates throughout 2009 and 2010. In addition, at June 30, 2009, the Company held foreign currency forward contracts to manage foreign currency risk on future anticipated Canadian dollar expenditures that were not considered foreign currency hedges by the Company. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the consolidated statement of operations except for derivatives designated and qualifying as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the consolidated statement of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the consolidated statement of operations. The notional value of these contracts at June 30, 2009 was $10.2 million (December 31, 2008 — $13.1 million). A gain of $1.3 million and $0.8 million was recorded to Other Comprehensive Income with respect to the appreciation in the value of these contracts in the three and six months ended June 30, 2009, respectively (2008 — $nil and $nil) . A gain of $0.4 million and $0.3 million was recorded for the three and six months ended June 30, 2009 (2008 — $nil and $nil) was reclassified from Accumulated Other Comprehensive Income to selling, general and administrative expenses. Appreciation or depreciation on forward contracts not meeting the requirements for hedge accounting in SFAS 133 are recorded to selling, general and administrative expenses. The notional value of forward contracts that do not qualify for hedge accounting at June 30, 2009 was $13.8 million (December 31, 2008 — $17.1 million).

     For all derivative instruments, the Company is subject to counterparty credit risk to the extent that the counterparty may not meet its obligations to the Company. To manage this risk, the Company enters into derivative transactions only with major financial institutions.
     The Company is also subject to interest rate risk on its Credit Facility borrowings of $20.0 million as at June 30, 2009 (2008 — $nil).
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
     The Company’s management, with the participation of its CEO and its CFO, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as at June 30, 2009 and has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequate and effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     There were no changes in the Company’s internal control over financial reporting which occurred during the six months ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     See note 10 to the interim condensed consolidated financial statements for information regarding legal proceedings involving the Company.
Item 1A. Risk Factors
     There have been no material changes to the factors disclosed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Item 4. Submission of Matters to a Vote of Security Holders
     At the Annual Meeting of the Company’s shareholders held on June 3, 2009, shareholders represented at the meeting voted on the following matters:

Election of Directors
By a vote by way of show of hands, Neil S. Braun, Kenneth G. Copland and Garth M. Girvan were elected as Class I directors of the Company for a term expiring in 2012. Management received proxies from the shareholders to vote for the three directors nominated for election as follows:

		Votes		Percentage of
Director	Votes For	Withheld	Non-Vote	Votes Cast For
Neil S. Braun	36,504,008	558,658	3	98.49%
Kenneth G. Copland	36,544,064	518,602	3	98.60%
Garth M. Girvan	36,553,101	509,565	3	98.63%
     In addition to the foregoing directors, the following directors continued in office: Richard L. Gelfond, David W. Leebron, Marc A. Utay and Bradley J. Wechsler.
Appointment of Auditor
By a vote by way of show of hands, PricewaterhouseCoopers, LLP (“PWC”) were appointed auditors of the Company to hold office until the next annual meeting of shareholders and authorizing the directors to fix their remuneration. Management received proxies from the shareholders to vote for the re-appointment of PWC as follows:

		Votes	Votes		Percentage of
	Votes For	Against	Withheld	Non-Vote	Votes Cast For
Appointment of Auditor	36,678,714	148,505	235,448	1	98.96%
Item 5. Other Information
     None.
Item 6. Exhibits

Exhibit
No.	Description

10.1	Employment Agreement, dated June 5, 2009 between IMAX Corporation and Gary Moss.

31.1	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated August 6, 2009, by Richard L. Gelfond.

31.2	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated August 6, 2009, by Joseph Sparacio.

32.1	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated August 6, 2009, by Richard L. Gelfond.

32.2	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated August 6, 2009, by Joseph Sparacio.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMAX CORPORATION

Date: August 6, 2009	By:	/s/ JOSEPH SPARACIO Joseph Sparacio
Executive Vice-President & Chief Financial Officer
(Principal Financial Officer)

Date: August 6, 2009	By:	/s/ JEFFREY VANCE Jeffrey Vance
Vice-President, Finance & Controller
(Principal Financial Officer)