Form 10-Q
period 2009-09-30
IMAX CORP
filed 2009-11-05
CIK 921582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting Company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of October 31, 2009

Common stock, no par value	62,303,748

IMAX CORPORATION

IMAX CORPORATION
SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION
     Certain statements included in this quarterly report may constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, references to future capital expenditures (including the amount and nature thereof), business and technology strategies and measures to implement strategies, competitive strengths, goals, expansion and growth of business, operations and technology, plans and references to the future success of IMAX Corporation together with its wholly-owned subsidiaries (the “Company”) and expectations regarding the Company’s future operating, financial and technological results. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the expectations and predictions of the Company is subject to a number of risks and uncertainties, including, but not limited to: general economic, market or business conditions, including the length and severity of the current economic downturn; the effect of the current economic downturn and credit market disruption on the Company’s movie exhibitor customers; the opportunities (or lack thereof) that may be presented to and pursued by the Company; competitive actions by other companies; the performance of IMAX DMR films; conditions in the in-home and out-of-home entertainment industries; the signing of theater system agreements; changes in laws or regulations; conditions, changes and developments in the commercial exhibition industry; the failure to convert theater system backlog into revenue; risks associated with the Company’s transition to a digitally-based projector; risks associated with investments and operations in foreign jurisdictions and any future international expansion, including those related to economic, political and regulatory policies of local governments and laws and policies of the United States and Canada; the potential impact of increased competition in the markets the Company operates within; risks related to foreign currency fluctuations; risks related to the Company’s prior restatements and the related litigation and ongoing inquiries by the Securities and Exchange Commission (the “SEC”) and the Ontario Securities Commission (the “OSC”); and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this annual report are qualified by these cautionary statements, and actual results or anticipated developments by the Company may not be realized, and even if substantially realized, may not have the expected consequences to, or effects on, the Company. The Company undertakes no obligation to update publicly or otherwise revise any forward-looking information, whether as a result of new information, future events or otherwise.

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
The following Condensed Consolidated Financial Statements are filed as part of this Report:

IMAX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
In accordance with United States Generally Accepted Accounting Principles
(In thousands of U.S. dollars)

	September 30,	December 31,
	2009	2008
	(unaudited)
Assets
Cash and cash equivalents	$98,692	$27,017
Accounts receivable, net of allowance for doubtful accounts of $2,969 (December 31, 2008 — $2,901)	21,427	22,982
Financing receivables (note 3)	58,711	56,138
Inventories (note 4)	14,315	19,822
Prepaid expenses	2,368	1,998
Film assets	2,892	3,923
Property, plant and equipment (note 5)	52,724	39,405
Other assets (notes 17(a) and 19(c))	16,692	16,074
Goodwill	39,027	39,027
Other intangible assets (note 6)	2,117	2,281

Total assets	$308,965	$228,667

Liabilities
Bank indebtedness (note 8)	$20,000	$20,000
Accounts payable	12,391	15,790
Accrued liabilities (notes 7, 9(a), 9(c), 10, 14(a), 15(c), 17(a) and 17(c))	72,213	58,199
Deferred revenue	59,689	71,452
Senior Notes due December 2010 (note 7)	104,437	160,000

Total liabilities	268,730	325,441

Commitments and contingencies (notes 9 and 10)

Shareholders’ equity (deficiency)
Capital stock (note 15) common shares — no par value. Authorized — unlimited number.
Issued and outstanding — 62,269,486 (December 31, 2008 — 43,490,631)	276,201	141,584
Other equity	5,946	5,183
Deficit	(246,027)	(247,009)
Accumulated other comprehensive income	4,115	3,468

Total shareholders’ equity (deficiency)	40,235	(96,774)

Total liabilities and shareholders’ equity (deficiency)	$308,965	$228,667

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
In accordance with United States Generally Accepted Accounting Principles
(In thousands of U.S. dollars, except per share amounts)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
		(note 20(a))		(note 20(a))
Revenues
Equipment and product sales	$18,217	$7,154	$38,714	$18,089
Services (note 11(c))	19,445	22,103	58,449	48,777
Rentals (note 11(c))	4,283	2,532	15,528	5,712
Finance income	1,052	1,079	3,125	3,234
Other	646	—	1,862	611

	43,643	32,868	117,678	76,423

Costs and expenses applicable to revenues
Equipment and product sales (note 11(a))	8,727	4,097	19,793	10,028
Services (notes 11(a) and (c))	13,903	12,124	36,542	31,994
Rentals (note 11(a))	1,961	1,691	7,293	3,388
Other	390	—	635	98

	24,981	17,912	64,263	45,508

Gross margin	18,662	14,956	53,415	30,915
Selling, general and administrative expenses (note 11(b))	12,756	10,531	35,917	34,185
(including share-based compensation expense of $3.2 million and $7.8 million for the three and nine months ended September 30, 2009, respectively (2008 - ($0.2) million and $1.4 million, respectively))

Research and development	998	1,619	2,731	6,155
Amortization of intangibles	144	119	424	389
Receivable provisions, net of recoveries (note 13)	89	265	1,078	1,114

Income (loss) from operations	4,675	2,422	13,265	(10,928)
Interest income	23	82	49	282
Interest expense	(3,094)	(4,471)	(11,592)	(13,307)
(Loss) gain on repurchase of Senior Notes due December 2010 (note 7)	(220)	—	224	—

Income (loss) from continuing operations before income taxes	1,384	(1,967)	1,946	(23,953)
Provision for income taxes	(344)	(229)	(885)	(755)

Income (loss) from continuing operations	1,040	(2,196)	1,061	(24,708)
Income (loss) from discontinued operations (note 20)	22	89	(79)	149

Net Income (loss)	$1,062	$(2,107)	$982	$(24,559)

Net income (loss) per share — Basic and Diluted: (note 15(d))
Net income (loss) per share from continuing operations	$0.02	$(0.05)	$0.02	$(0.58)
Net income (loss) per share from discontinued operations	—	—	—	—

	$0.02	$(0.05)	$0.02	$(0.58)

Comprehensive income (loss) consists of:
Net income (loss)	$1,062	$(2,107)	$982	$(24,559)
Amortization of prior service cost (credits)	37	(28)	110	(136)
Amortization of actuarial gain on defined benefit plan	(171)	—	(512)	—
Unrealized hedging gain	1,184	—	1,968	—
Realization of hedging gains upon settlement	(764)	—	(1,077)	—
Income tax recovery (expense) related to items of comprehensive income (loss) (note 14(b))	37	(17)	158	50

Comprehensive income (loss), net of income taxes	$1,385	$(2,152)	$1,629	$(24,645)

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In accordance with United States Generally Accepted Accounting Principles
(In thousands of U.S. dollars)
(Unaudited)

	Nine Months
	Ended September 30,
	2009	2008
		(note 20(a))
Cash provided by (used in):
Operating Activities
Net income (loss)	$982	$(24,559)
Net loss (income) from discontinued operations	79	(149)
Items not involving cash:
Depreciation and amortization (note 12(c))	14,629	12,799
Write-downs, net of recoveries (note 12(d))	1,712	1,824
Change in deferred income taxes	158	51
Stock and other non-cash compensation	9,030	2,821
Foreign currency exchange (gain) loss	(1,078)	753
Gain on sale of property, plant and equipment	—	(43)
Gain on repurchase of Senior Notes due December 2010	(224)	—
Change in cash surrender value of life insurance	(306)	(251)
Investment in film assets	(6,881)	(7,038)
Changes in other non-cash operating assets and liabilities (note 12(a))	(4,883)	8,730
Net cash provided by operating activities from discontinued operations (note 20)	61	118

Net cash provided by (used in) operating activities	13,279	(4,944)

Investing Activities
Purchase of property, plant and equipment	(754)	(2,325)
Investment in joint revenue sharing equipment	(18,147)	(9,580)
Proceeds from sale of property, plant and equipment	—	43
Acquisition of other assets	(561)	(835)
Acquisition of other intangible assets	(208)	(322)

Net cash used in investing activities	(19,670)	(13,019)

Financing Activities
Increase in bank indebtedness	—	20,000
Repurchase of Senior Notes due December 2010 (note 7)	(54,692)	—
Common shares issued — public offerings, net of offering expenses paid	130,850	—
Common shares issued — private offering	—	17,931
Shelf registration fees paid	(150)	—
Common shares issued — stock options exercised	3,288	1,123

Net cash provided by financing activities	79,296	39,054

Effects of exchange rate changes on cash	(1,230)	(341)

Increase in cash and cash equivalents during the period	71,675	20,750

Cash and cash equivalents, beginning of period	27,017	16,901

Cash and cash equivalents, end of period	$98,692	$37,651

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
The condensed consolidated financial statements include the accounts of the Company, except for subsidiaries which the Company has identified as variable interest entities (“VIEs”) where the Company is not the primary beneficiary. The nature of the Company’s business is such that the results of operations for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 5, 2009, which was the date this Form 10-Q was filed.
     The Company has evaluated its various variable interests to determine whether they are VIEs as required by the Consolidation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”). The Company has 7 film production companies that are VIEs. As the Company is exposed to the majority of the expected losses for 2 of the film production companies, the Company has determined that it is the primary beneficiary of these entities. The Company continues to consolidate these entities, with no material impact on the operating results or financial condition of the Company, as these production companies have total assets and total liabilities of less than $0.1 million as at September 30, 2009 (December 31, 2008 — less than $0.1 million). For the other 5 film production companies which are VIEs, the Company did not consolidate these film entities since it does not bear the majority of the expected losses or expected residual returns. The Company equity accounts for these entities. As at September 30, 2009, these 5 VIEs have total assets of $0.2 million (December 31, 2008 — less than $0.1 million) and total liabilities of $0.2 million (December 31, 2008 — less than $0.1 million). Earnings of the investees included in the Company’s condensed consolidated statement of operations amounted to $nil for the three and nine months ended September 30, 2009, respectively (2008 — $nil). The carrying value of these investments in VIEs that are not consolidated is $nil at September 30, 2009 (December 31, 2008 — $nil). A loss in value of an investment other than a temporary decline is recognized as a charge to the condensed consolidated statement of operations.
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

2. Changes in Accounting Policies
     ASC 820, “Fair Value Measurements and Disclosures,” provides a consistent definition of fair value that focuses on exit price, prioritizes the use of market-based inputs over entity-specific inputs for measuring fair value and establishes a three-level hierarchy for fair value measurements. On January 1, 2008, the Company adopted the applicable sections of ASC 820 for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. At that time, the Company elected to defer adoption of ASC 820 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. On January 1, 2009, the Company adopted the sections of ASC 820 regarding nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The applicable sections of ASC 820 were applied prospectively. The adoption of the various sections of ASC 820 on January 1, 2008 and 2009 did not have a material impact on the Company’s financial condition or results of operations.
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued amendments to ASC 810, “Consolidation,” to significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. The objective of the guidance is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The Company adopted the provisions of this guidance on January 1, 2009.  The application of this guidance did not have an effect on the Company’s financial condition or results of operations.
     In December 2007, the FASB issued ASC 808, “Collaborative Arrangements”. The objective of the ASC 808 is to define collaborative arrangements and establish reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties that are not specifically addressed within the scope of other authoritative accounting literature. ASC 808 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. ASC 808 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. ASC 808 is to be applied as a change in accounting principle through retrospective application to all prior periods presented for all collaborative arrangements existing as of the effective date, unless it is impracticable to do so. The Company adopted ASC 808 on January 1, 2009. The application of ASC 808 did not have an effect on the Company’s financial condition or results of operations.  In accordance with ASC 808, the Company has expanded its disclosures as presented in note 11(c).
     In March 2008, the FASB issued disclosure guidance which applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items. The disclosure guidance requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows.  The provisions of this guidance require qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit risk related contingent features in derivative agreements. This disclosure guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. On January 1, 2009, the Company adopted the provisions of this guidance and, accordingly, has expanded its disclosures as presented in note 19.
     In April 2008, the FASB issued amendments to ASC 275, “Risks and Uncertainties,” and ASC 350, “Intangibles — Goodwill and Other,” that address the determination of the useful life of intangible assets. These sections address the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. Specifically, the Company is required to use its own historical experience in renewing or extending the estimated life of an intangible asset as opposed to legal, regulatory or contractual provisions that enable renewal or extension of the asset’s legal or contractual life without substantial cost. This guidance is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, on a prospective basis. Early adoption is prohibited. Intangible assets acquired after January 1, 2009 are accounted for in accordance with the provisions of these sections and the required disclosure is presented in note 6.
     In April 2009, the FASB updated sections of ASC 825, “Financial Instruments.” This update requires disclosures about the fair value of financial instruments for interim reporting periods and annual financial statements. This section update does not require disclosures for earlier periods presented for comparative purposes at initial adoption. This accounting standard update is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, on a prospective basis. The Company has adopted the provisions of this guidance for the interim period ended June 30, 2009 and, accordingly, has expanded its disclosures as presented in note 19(b).
     In April 2009, the FASB updated sections of ASC 820, “Fair Value Measurements and Disclosures.” This update provides additional guidance for estimating fair value when an asset or liability experiences a significant decrease in volume and activity in relation to their normal market activity. Additionally, this update provides guidance on identifying circumstances that may indicate if a transaction is not orderly and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, on a prospective basis. The Company has adopted this accounting standard update for the interim period ended June 30, 2009. The application of the provisions in this guidance did not have a material impact on the Company’s financial condition or results of operations.
     In April 2009, the FASB amended sections of ASC 320, “Investments — Debt and Equity Securities.” This section of the Codification revises guidance for determining how and when to recognize other-than-temporary impairments of debt securities for which changes in fair value are not regularly recognized in earnings and the financial statement presentation of such impairments. This section also expands and increases the frequency of disclosures related to other-than-temporary impairments of both debt and equity securities and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, on a prospective basis. . The Company has adopted the provisions of this guidance for the interim period ended June 30, 2009. The application of this accounting standard update did not have a material impact on the Company’s financial condition or results of operations.
     In May 2009, the FASB issued subsequent event accounting guidance that establishes general standards for and disclosure of events that occur after the balance sheet date but before the financial statements are issued.  It is effective for interim and annual periods ending after June 15, 2009 and applies to all entities.  The Company has adopted this subsequent event guidance for the interim period ended June 30, 2009.  The application did not have an effect on the Company’s financial condition or results of operations and the Company slightly modified disclosures in note 1 to identify the date up to which events were considered.
     On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-1, “Topic 105 — Generally Accepted Accounting Principles,” which amended ASC 105, “Generally Accepted Accounting Principles,” to establish the Codification as the source of authoritative GAAP recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The ASC is not intended to change or alter existing U.S. GAAP; however the way authoritative literature is referred to has changed effective in the third quarter of 2009. On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All previous references to the superseded standards in the Company’s condensed consolidated financial statements have been replaced by references to the applicable sections of the Codification. The adoption of these sections did not have a material impact on the Company’s condensed consolidated financial statements.
     In June 2009, the FASB issued ASU No. 2009-02, “Omnibus Update- Amendments to Various Topics for Technical Corrections” (“ASU 2009-02”). The amendments affected paragraphs 715-10-15-8 “Compensation —Retirement Benefits”, 805-10-65-1 “Business Combinations-Open and Effective Date Information,” 810-10-30-6 “Consolidation—Initial Measurement,” 810-10-50-3 “Consolidation-Disclosure,” 810-10-55-9 “Consolidation Implementation Guidance and Illustrations” and paragraph 320-10-65-1 “Investments Debt & Equity Securities-Transition and open Effective Date information”. The amendment affected transition links to paragraphs and updates to the master glossary of the Codification and is effective for financial statements issued for interim and annual periods ending after June 15, 2009. The Company has adopted ASU 2009-02 for the interim period ended September 30, 2009. The application of ASU 2009-02 did not have a material impact on the Company’s financial condition or results of operations.
     In August 2009, the FASB issued ASU No. 2009-05, “Codification Amendment to Topic 820, Fair Value Measurements and Disclosures” (“ASU 2009-05”).The objective of Subtopic 820-10 is to reduce the potential ambiguity in financial reporting when measuring the fair value of liabilities providing preparers, investors and other users of the financial statement with a better understanding of how the fair value of liabilities was measured. The update clarified the techniques to be used in circumstances in which a quoted price in an active market for the identical liability is not available and clarified that, when estimating the fair value of a liability, an entity is not required to include a separate input relating to the existence of a restriction that prevents the transfer of a liability. The update is effective for the first reporting period (including interim periods) beginning after issuance with early application permitted if financial statements for prior periods have not been issued. The Company has adopted ASU 2009-05 for the interim period ended September 30, 2009, which had no impact on the Company’s condensed consolidated financial statements.
     In September 2009, the FASB issued ASU No. 2009-06, “Income Taxes (Topic 740) Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities” (“ASU 2009-06”). The implementation guidance improves current accounting practices to achieve consistent application of accounting for uncertainty in income taxes among entities, and is effective for financial statements issued for interim and annual periods ending September 15, 2009. The Company has adopted ASU 2009-06 for the interim period ended September 30, 2009. The application of ASU 2009-06 did not have an impact on the Company’s financial condition or results of operations.
     In September 2009, the FASB issued ASU No. 2009-07, “Accounting for Various Topics — Technical Corrections to SEC Paragraphs” (“ASU 2009-07”). The amendment updated references to paragraphs 810-10-S99-4 — “Intercompany Items and Transactions” and 310-10-S50-2 “Disclosure Requirements for Accounts and Notes Receivables.” The reference changes are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has adopted ASU 2009-07 for the interim period ended September 30, 2009. The application of ASU 2009-07 did not have a material impact on the Company’s financial condition or results of operations.

3. Financing Receivables
     Financing receivables, consisting of net investment in sales-type leases and receivables from financed sales of theater systems are as follows:

	September 30,	December 31,
	2009	2008
Gross minimum lease payments receivable	$67,704	$72,100
Unearned finance income	(20,401)	(23,558)

Minimum lease payments receivable	47,303	48,542
Accumulated allowance for uncollectible amounts	(5,698)	(4,884)

Net investment in leases	41,605	43,658

Gross financed sales receivables	25,439	18,515
Unearned finance income	(8,187)	(6,035)

Financed sales receivables	17,252	12,480
Accumulated allowance for uncollectible amounts	(146)	—

Net financed sales receivables	17,106	12,480

Total financing receivables	$58,711	$56,138

Net financed sales receivables due within one year	$2,768	$1,948
Net financed sales receivables due after one year	$14,338	$10,532
     As at September 30, 2009, the financed sale receivables had a weighted average effective interest rate of 9.8% (December 31, 2008 — 9.5%).
4. Inventories

	September 30,	December 31,
	2009	2008
Raw materials	$4,370	$6,392
Work-in-process	807	1,863
Finished goods	9,138	11,567

	$14,315	$19,822

     At September 30, 2009, finished goods inventory for which title had passed to the customer and revenue was deferred amounted to $3.5 million (December 31, 2008 — $5.5 million).
     Inventories at September 30, 2009 include provisions for excess and obsolete inventory based upon current estimates of net realizable value considering future events and conditions of $3.1 million (December 31, 2008 — $5.3 million).

5. Property, Plant and Equipment

	As at September 30, 2009
		Accumulated	Net Book
	Cost	Depreciation	Value
Equipment leased or held for use
Theater system components(1)(2)	$61,867	$29,387	$32,480
Camera equipment(5)	5,954	5,954	—

	67,821	35,341	32,480

Assets under construction(3)	6,976	—	6,976

Other property, plant and equipment
Land	1,593	—	1,593
Buildings	14,723	8,279	6,444
Office and production equipment(4)	28,469	25,693	2,776
Leasehold improvements	8,404	5,949	2,455

	53,189	39,921	13,268

	$127,986	$75,262	$52,724

	As at December 31, 2008
		Accumulated	Net Book
	Cost	Depreciation	Value
Equipment leased or held for use
Theater system components(1)(2)	$48,474	$29,007	$19,467
Camera equipment(5)	5,954	5,953	1

	54,428	34,960	19,468

Assets under construction(3)	5,063	—	5,063

Other property, plant and equipment
Land	1,593	—	1,593
Buildings	14,723	7,902	6,821
Office and production equipment(4)	28,006	24,371	3,635
Leasehold improvements	8,272	5,447	2,825

	52,594	37,720	14,874

	$112,085	$72,680	$39,405

(1)	Included in theater system components are assets with costs of $23.2 million (December 31, 2008 — $23.5 million) and accumulated depreciation of $21.8 million (December 31, 2008 — $21.3 million) that are leased to customers under operating leases.

(2)	Included in theater system components are assets with costs of $34.4 million (December 31, 2008 — $20.8 million) and accumulated depreciation of $4.3 million (December 31, 2008 — $4.5 million) that are used in joint revenue sharing arrangements.

(3)	Included in assets under construction are components with costs of $6.4 million (December 31, 2008 — $4.8 million) that will be utilized to construct assets to be used in joint revenue sharing arrangements.

(4)	Included in office and production equipment are assets under capital lease with costs of $1.5 million (December 31, 2008 — $1.5 million) and accumulated depreciation of $1.3 million (December 31, 2008 — $1.1 million).

(5)	Fully amortized camera equipment is still in use by the Company.

6. Other Intangible Assets

	As at September 30, 2009
		Accumulated	Net Book
	Cost	Amortization	Value
Patents and trademarks	$6,419	$4,355	$2,064
Intellectual property rights	100	47	53
Other	250	250	—

	$6,769	$4,652	$2,117

	As at December 31, 2008
		Accumulated	Net Book
	Cost	Amortization	Value
Patents and trademarks	$6,357	$4,137	$2,220
Intellectual property rights	100	39	61
Other	250	250	—

	$6,707	$4,426	$2,281

     The Company expects to amortize approximately $0.1 million of other intangible assets for the remainder of 2009 and $0.5 million for each of the next 5 years, respectively. Fully amortized other intangible assets are still in use by the Company.
     During the nine months ended September 30, 2009, the Company acquired $0.2 million in patents and trademarks. The residual value of these patents and trademarks was $0.2 million as at September 30, 2009. The weighted average amortization period for these additions was 10 years.
     During the three and nine months ended September 30, 2009, the Company did not incur costs to renew or extend the term of acquired other intangible assets.
7. Senior Notes due December 2010
     As at September 30, 2009, the Company had outstanding $104.4 million (December 31, 2008 — $160.0 million) in principal amount of Senior Notes due December 1, 2010 (the “Senior Notes”).
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

     In 2009, the Company repurchased $55.6 million aggregate principal amount of the Company’s 9.625% Senior Notes. The Company paid cash to reacquire its bonds, thereby releasing the Company from further obligations to various holders under the Indenture governing the Senior Notes. The Company accounted for the bond repurchase in accordance with the Debt Topic of the FASB Accounting Standards Codification whereby the net carrying amount of the debt extinguished was the face value of the bonds adjusted for any unamortized premium, discount and costs of issuance, which resulted in a loss of $0.2 million and a gain of $0.2 million in the three and nine months ended September 30, 2009.
     On October 2, 2009, the Company provided notice of its intent to redeem $75.0 million principal amount of its Senior Notes on December 1, 2009.
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

(iii)	a minimum level of trailing cash collections in the preceding twenty-six week period ($216.6 million as at September 30, 2009), reduced for outstanding letters of credit and advance payment guarantees and subject to maintaining a minimum Excess Availability (as defined in the Credit Facility) of $5.0 million.
     The Credit Facility, which is collateralized by a first priority security interest in all of the current and future assets of the Company, contains typical affirmative and negative covenants, including covenants that restrict the Company’s ability to: incur certain additional indebtedness; make certain loans, investments or guarantees; pay dividends; make certain asset sales; incur certain liens or other encumbrances; conduct certain transactions with affiliates and enter into certain corporate transactions. In addition, the Credit Facility agreement contains customary events of default, including upon an acquisition or a change of control that may have a material adverse effect on the Company or a guarantor. As at September 30, 2009, the Company was in compliance with all covenants under the agreement.
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
     As at September 30, 2009, the Company’s current borrowing capacity under the Credit Facility (which may be limited under the terms of the Indenture) was $10.5 million after deduction for outstanding borrowings of $20.0 million, letters of credit and advance payment guarantees of $0.3 million and the minimum Excess Availability reserve of $5.0 million, compared with a borrowing capacity, as at December 31, 2008, of $10.5 million after deduction for outstanding borrowings of $20.0 million, letters of credit and advanced payment guarantees of $1.4 million and the minimum Excess Availability reserve of $5.0 million.
     The Credit Facility bears interest at the applicable prime rate per annum or LIBOR plus a margin as specified therein. As at September 30, 2009, outstanding borrowings bear interest at the LIBOR rate plus an applicable margin. The effective interest rates for the three and nine months ended September 30, 2009 were 2.03% and 2.15%, respectively under the Credit Facility (2008 — 4.49% and 4.43%, respectively).
     On November 4, 2009, the Company entered into a commitment letter (the “Commitment Letter”) with Wachovia Capital Finance Corporation (Canada) (“Wachovia”), pursuant to which Wachovia, with the participation of Export Development Canada (“EDC”), has committed to provide the Company with up to a $75.0 million senior secured credit facility (the “Proposed Credit Facility”). The Proposed Credit Facility, with a scheduled maturity of October 31, 2013, will consist of revolving loans of up to $40.0 million, subject to a borrowing base calculation (as described below) and a term loan of $35.0 million.  Under the terms of the Commitment Letter, the Company will amend and restate its prior credit agreement with Wachovia (such amended and restated agreement being the “Proposed Credit Agreement”) and enter into related security arrangements. Certain of the Company’s subsidiaries will serve as guarantors of the Company’s obligations under the Proposed Credit Facility and enter into related security arrangements.
     The revolving portion of the Proposed Credit Facility will permit maximum aggregate borrowings equal to the lesser of:
     (i) $40.0 million, and
     (ii) a collateral calculation based on the percentages of the book values of the Company’s net investment in sales-type leases, financing receivables, certain trade accounts receivable, finished goods inventory allocated to backlog contracts and the appraised values of the expected future cash flows related to operating leases and the Company’s owned real property, reduced by certain accruals and accounts payable and subject to other conditions, limitations and reserve right requirements.
     The revolving portion of the Proposed Credit Facility will bear interest, at the Company’s option, at either (i) LIBOR plus a margin of 2.75% per annum, or (ii) Wachovia’s prime rate plus a margin of 1.25% per annum. The term loan portion of the Proposed Credit Facility will bear interest, at the Company’s option, at either (i) LIBOR plus a margin of 3.75% per annum, or (ii) Wachovia’s prime rate plus a margin of 2.25% per annum. The revolving portion of the Proposed Credit Facility will include a sub-limit of $20.0 million for letters of credit.
     The Proposed Credit Facility, which will be collateralized by a first priority security interest in all of the current and future assets of the Company, will provide that so long as the term loan remains outstanding, the Company will be required to maintain: (i) a ratio of funded debt (to be defined in the Proposed Credit Agreement) to EBITDA (to be defined in the Proposed Credit Agreement) of not more than 2:1 through December 31, 2010, and (ii) a ratio of funded debt to EBITDA of not more than 1.75:1 thereafter. If the Company will have repaid the term loan in full, it will remain subject to such ratio requirements only if Excess Availability (to be defined in the Proposed Credit Agreement) is less than $10.0 million or Cash and Excess Availability (to be defined in the Proposed Credit Agreement) is less than $15.0 million. The Company will also be required to maintain a Fixed Charge Coverage Ratio (to be defined in the Proposed Credit Agreement) of not less than 1.1:1.0; provided, however, that if the Company will have repaid the term loan in full, it will remain subject to such ratio requirement only if Excess Availability is less than $10.0 million or Cash and Excess Availability is less than $15.0 million. At all times, under the terms of the Proposed Credit Facility, the Company will be required to maintain minimum Excess Availability of not less than $5.0 million and minimum Cash and Excess Availability of not less than $15.0 million.
     The Proposed Credit Agreement will contain typical affirmative and negative covenants, including covenants that limit or restrict the ability of IMAX and the guarantors to: incur certain additional indebtedness; make certain loans, investments or guarantees; pay dividends; make certain asset sales; incur certain liens or other encumbrances; conduct certain transactions with affiliates and enter into certain corporate transactions.
     Wachovia’s obligations under the Commitment Letter, which expire on December 31, 2009, are subject to various conditions including the negotiation of legal documentation and the satisfaction of customary conditions precedent for financings of this type.
Bank of Montreal Facilities
     As at September 30, 2009, the Company has available a $10.0 million facility (December 31, 2008 — $10.0 million) with the Bank of Montreal for use solely in conjunction with the issuance of performance guarantees and letters of credit fully insured by EDC (the “Bank of Montreal Facility”). As at September 30, 2009, the Company has letters of credit outstanding of $5.1 million as compared to $5.2 million as at December 31, 2008 under the Bank of Montreal Facility.
     As at September 30, 2009, the Company has available a $5.0 million (December 31, 2008 — $5.0 million) facility solely used to cover the Company’s settlement risk on its purchased foreign currency forward contracts. The facility is fully insured by EDC. As at September 30, 2009, the settlement risk on its foreign currency forward contracts was $nil (December 31, 2008 — $nil) as the fair value exceeded the notional value of the forward contracts.
9. Commitments
     (a) The Company’s lease commitments consist of rent and equipment under operating leases. The Company accounts for any incentives provided over the term of the lease. Total minimum annual rental payments to be made by the Company under operating leases as at September 30, 2009 for each of the years ended December 31, are as follows:

2009 (three months remaining)	$1,541
2010	6,417
2011	6,284
2012	6,008
2013	2,151
Thereafter	3,120

$25,521

     Rent expense was $1.2 million and $3.8 million for three and nine months ended September 30, 2009, respectively (2008 — $1.5 million and $4.2 million, respectively) net of sublease rental of $0.1 million and $0.3 million, respectively (2008 — $0.1 million and $0.1 million, respectively).
     Recorded in the accrued liabilities balance as at September 30, 2009 is $5.8 million (December 31, 2008 — $6.2 million) related to accrued rent and lease inducements being recognized as an offset to rent expense over the term of the lease.
     Purchase obligations under long-term supplier contracts as at September 30, 2009 were $6.7 million (December 31, 2008 — $4.8 million).
     (b) As at September 30, 2009, the Company has letters of credit and advance payment guarantees of $0.3 million (December 31, 2008 — $1.4 million) outstanding, of which the entire balance has been secured by the Credit Facility. As at September 30, 2009, the Company also has letters of credit outstanding of $5.1 million as compared to $5.2 million as at December 31, 2008, under the Bank of Montreal Facility.
     (c) The Company compensates its sales force with both fixed and variable compensation. Commissions on the sale or lease of the Company’s theater systems are payable in graduated amounts from the time of collection of the customer’s first payment to the Company up to the collection of the customer’s last initial payment. At September 30, 2009, $0.5 million (December 31, 2008 —$0.5 million) of commissions have been accrued and will be payable in future periods.

10. Contingencies and Guarantees
     The Company is involved in lawsuits, claims, and proceedings, including those identified below, which arise in the ordinary course of business. In accordance with the Contingencies Topic of the FASB Accounting Standards Codification the Company will make a provision for a liability when it is both probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company believes it has adequate provisions for any such matters. The Company reviews these provisions in conjunction with any related provisions on assets related to the claims at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other pertinent information related to the case. Should developments in any of these matters outlined below cause a change in the Company’s determination as to an unfavorable outcome and result in the need to recognize a material provision, or, should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on the Company’s results of operations, cash flows, and financial position in the period or periods in which such a change in determination, settlement or judgment occurs.
     The Company expenses legal costs relating to its lawsuits, claims and proceedings as incurred.
     (a) In March 2005, the Company, together with Three-Dimensional Media Group, Ltd. (“3DMG”), filed a complaint in the U.S. District Court for the Central District of California, Western Division, against In-Three, Inc. (“In-Three”) alleging patent infringement. On March 10, 2006, the Company and In-Three entered into a settlement agreement settling the dispute between the Company and In-Three. On June 12, 2006, the U.S. District Court for the Central District of California, Western Division, entered a stay in the proceedings against In-Three pending the arbitration of disputes between the Company and 3DMG. On May 15, 2006, the Company initiated arbitration against 3DMG before the International Centre for Dispute Resolution in New York, alleging breaches of the license and consulting agreements between the Company and 3DMG. On June 15, 2006, 3DMG filed an answer denying any breaches and asserting counterclaims that the Company breached the parties’ license agreement. On June 21, 2007, the Arbitration Panel unanimously denied 3DMG’s Motion for Summary Judgment filed on April 11, 2007 concerning the Company’s claims and 3DMG’s counterclaims. The proceeding was suspended on May 4, 2009 due to failure of 3DMG to pay fees associated with the proceeding. The ICDR is scheduled to report back to the parties regarding the status of the suspension in November 2009. The Company will continue to pursue its claims vigorously and believes that all allegations made by 3DMG are without merit. The Company further believes that the amount of loss, if any, suffered in connection with the counterclaims would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of the arbitration.
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
     (c) In June 2004, Robots of Mars, Inc. (“Robots”) initiated an arbitration proceeding against the Company in California with the American Arbitration Association pursuant to an arbitration provision in a 1994 film production agreement between Robots’ predecessor-in-interest and a subsidiary of the Company, asserting claims for breach of contract, fraud, breach of fiduciary duty and intentional interference with the contract. Robots is seeking an accounting of the Company’s revenues and an award of all sums alleged to be due to Robots under the production agreement, as well as punitive damages. The arbitration hearing of this matter occurred on June 1 through June 5, 2009, with closing arguments occurring on October 16, 2009. The parties are currently awaiting a ruling from the arbitrator. The Company believes the amount of the loss, if any, that may be suffered in connection with this proceeding will not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of such arbitration.

     (d) The Company and certain of its officers and directors were named as defendants in eight purported class action lawsuits filed between August 11, 2006 and September 18, 2006, alleging violations of U.S. federal securities laws. These eight actions were filed in the U.S. District Court for the Southern District of New York. On January 18, 2007, the Court consolidated all eight class action lawsuits and appointed Westchester Capital Management, Inc. as the lead plaintiff and Abbey Spanier Rodd & Abrams, LLP as lead plaintiff’s counsel. On October 2, 2007, plaintiffs filed a consolidated amended class action complaint. The amended complaint, brought on behalf of shareholders who purchased the Company’s common stock between February 27, 2003 and July 20, 2007, alleges primarily that the defendants engaged in securities fraud by disseminating materially false and misleading statements during the class period regarding the Company’s revenue recognition of theater system installations, and failing to disclose material information concerning the Company’s revenue recognition practices. The amended complaint also added PricewaterhouseCoopers LLP, the Company’s auditors, as a defendant. The lawsuit seeks unspecified compensatory damages, costs, and expenses. The defendants filed a motion to dismiss the amended complaint on December 10, 2007. On September 16, 2008, the Court issued a memorandum opinion and order, denying the motion. On October 6, 2008, the defendants filed an answer to the amended complaint. On October 31, 2008, the plaintiffs filed a motion for class certification. Fact discovery on the merits commenced on November 14, 2008 and is ongoing. On March 13, 2009, the Court granted a second prospective lead plaintiff’s request to file a motion for reconsideration of the Court’s order naming Westchester Capital Management, Inc. as the lead plaintiff and issued an order denying without prejudice plaintiff’s class certification motion pending resolution of the motion for reconsideration. On June 29, 2009, the Court granted the motion for reconsideration and appointed Snow Capital Investment Partners, L.P. as the lead plaintiff and Coughlin Stoia Geller Rudman & Robbins LLP as lead plaintiff’s counsel. Westchester Capital Management, Inc, appealed this decision, but the U.S. Court of Appeals for the Second Circuit denied its petition on October 1, 2009. The lawsuit is at an early stage and as a result the Company is not able to estimate a potential loss exposure at this time. The Company will vigorously defend the matter, although no assurances can be given with respect to the outcome of such proceedings. The Company’s directors and officers insurance policy provides for reimbursement of costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits and deductibles.
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
     (f) On September 7, 2007, Catalyst Fund Limited Partnership II (“Catalyst”), a holder of the Company’s Senior Notes, commenced an application against the Company in the Ontario Superior Court of Justice for a declaration of oppression pursuant to sections 229 and 241 of the Canada Business Corporations Act (“CBCA”) and for a declaration that the Company is in default of the Indenture governing its Senior Notes. In its application against the Company, Catalyst challenged the validity of the consent solicitation through which the Company requested and obtained a waiver of any and all defaults arising from a failure to comply with the reporting covenant under the Indenture and alleged common law fraud. On September 26, 2008, on the Company’s motion, the Ontario Superior Court stayed Catalyst’s application in Canada on the basis of Catalyst having brought similar claims against the Company in the State of New York, and ordered Catalyst to pay the Company’s costs associated with the motion. On April 27, 2009, the Supreme Court of the State of New York disposed of Catalyst’s claims against the Company in the State of New York (see note 10(g) for additional information). At this stage of the litigation, the Company is not able to estimate a potential loss exposure. The Company believes this application is entirely without merit and plans to contest it vigorously and seek costs from Catalyst, although no assurances can be given with respect to the outcome of the proceedings. The Company’s directors and officers insurance policy provides for reimbursement of costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits and deductibles.
     (g) In a related matter, on December 21, 2007, U.S. Bank National Association, trustee under the Indenture, filed a complaint in the Supreme Court of the State of New York against the Company and Catalyst, requesting a declaration that the theory of default asserted by Catalyst before the Ontario Superior Court of Justice is without merit and further that Catalyst has failed to satisfy certain prerequisites to bondholder action, which are contained in the Indenture (the “U.S. Bank Action”). On February 6, 2008, the Company

served a Verified Answer to the U.S. Bank Action. On February 22, 2008, Catalyst served a Verified Answer to the U.S. Bank Action and filed several Cross-Claims against the Company in the same proceeding. The allegations asserted and relief requested through the Cross-Claims were substantially similar to those asserted in Catalyst’s application in the Ontario Superior Court of Justice. On July 1, 2008, Catalyst moved for summary judgment on the Cross-Claims. The Company opposed this motion and requested that summary judgment be granted in its favor. On January 16, 2009, the Company moved for summary judgment, seeking a ruling that the Company satisfies the terms of the declaratory relief requested by the Trustee and the dismissal of the Cross-Claims.
     On April 27, 2009, the Court denied Catalyst’s motion for partial summary judgment and granted the Company’s motion for summary judgment, disposing of the Cross-Claims. Specifically, the Court held that the consent solicitation conducted by the Company in April 2007 was “valid, effective, and not tainted by fraud,” and that the Annual Report on Form 10-K for the year-ended December 31, 2006 was filed “in accord with the terms of the Indenture, and made in good faith.” The Court further found that “no Event of Default occurred under the Indenture, and thus no acceleration of maturity has occurred.” The Court considered all of the other arguments made by Catalyst and deemed them to be “without merit.” On May 7, 2009, Catalyst filed a notice of appeal of the Court’s ruling on summary judgment. The Company believes that the amount of loss, if any, would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of the arbitration.
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
     (i) On November 4, 2009, the Company became aware that Cinemark USA, Inc. (“Cinemark”) filed a complaint in the United States District Court for the Eastern District of Texas on November 3, 2009, against the Company seeking a declaratory judgment that Cinemark is not infringing certain of the Company’s patents related to theater geometry and that such patents are invalid. The complaint does not set forth a claim by Cinemark for monetary damages against the Company. The lawsuit is at an early stage and as a result the Company is not able to estimate a potential loss exposure, if any, at this time. The Company will vigorously defend any and all challenges to its patents and other intellectual property rights.
     (j) In addition to the matters described above, the Company is currently involved in other legal proceedings which, in the opinion of the Company’s management, will not materially affect the Company’s financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such proceedings.
     (k) In the normal course of business, the Company enters into agreements that may contain features that meet the definition of a guarantee. The Guarantee Topic of the FASB Accounting Standards Codification defines a guarantee to be a contract (including an indemnity) that contingently requires the Company to make payments (either in cash, financial instruments, other assets, shares of its stock or provision of services) to a third party based on (a) changes in an underlying interest rate, foreign exchange rate, equity or commodity instrument, index or other variable, that is related to an asset, a liability or an equity security of the counterparty, (b) failure of another party to perform under an obligating agreement or (c) failure of another third party to pay its indebtedness when due.
Financial Guarantees
     The Company has provided no significant financial guarantees to third parties.
Product Warranties
     The following summarizes the accrual for product warranties that was recorded as part of accrued liabilities in the condensed consolidated balance sheets:

Balance as at December 31, 2008	$33
Payments	(41)
Warranties issued	90
Revisions	(72)

Balance as at September 30, 2009	$10

Director/Officer Indemnifications
     The Company’s General By-law contains an indemnification of its directors/officers, former directors/officers and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amount actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the condensed consolidated balance sheet as at September 30, 2009 with respect to this indemnity.
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
11. Condensed Consolidated Statements of Operations Supplemental Information
(a) Selling Expenses
     The Company defers direct selling costs such as sales commissions and other amounts related to its sale and sales-type lease arrangements until the related revenue is recognized. These costs, included in costs and expenses applicable to revenues-equipment and product sales, totaled $0.8 million and $1.4 million for the three and nine months ended September 30, 2009, respectively (2008 — $0.3 million and $0.6 million, respectively).
     Film exploitation costs, including advertising and marketing, totaled $0.7 million and $1.7 million for the three and nine months ended September 30, 2009, respectively (2008 — $0.6 million and $1.0 million, respectively) and are recorded in costs and expenses applicable to revenues-services as incurred.
     Commissions are recognized as costs and expenses applicable to revenues-rentals in the month they are earned. These costs totaled $0.1 million and $1.1 million for the three and nine months ended September 30, 2009, respectively (2008 — $0.3 million and $0.3 million, respectively). Direct advertising and marketing costs for each theater are charged to costs and expenses applicable to revenues-rental as incurred. These costs totaled $0.2 million and $1.4 million for the three and nine months ended September 30, 2009, respectively (2008 — less than $0.1 million and less than $0.1 million, respectively).

(b) Foreign Exchange
     Included in selling, general and administrative expenses for the three and nine months ended September 30, 2009 is $1.0 million and $2.3 million, respectively, for net foreign exchange gains related to the translation of foreign currency denominated monetary assets and liabilities (including $0.8 million and $1.8 million, respectively of appreciation on foreign exchange forward contracts) compared with a translation loss of $0.6 million and $0.8 million for the three and nine months ended September 30, 2008, respectively. See note 19(c) for additional information.
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
     The Company has signed joint revenue sharing agreements with 6 exhibitors for a total of 157 theater systems, of which 96 theaters were operating, the terms of which are similar in nature, rights and obligations. The accounting policy for the Company’s joint revenue sharing arrangements is disclosed in note 2(n) of the Company’s 2008 Form 10-K.
     Amounts attributable to transactions arising between the Company and its customers under joint revenue sharing arrangements are included in Rentals revenue and for the three and nine months ended September 30, 2009 amounted to $3.4 million and $12.5 million, respectively (2008 — $1.2 million and $2.0 million, respectively).
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
     For the nine months ended September 30, 2009, 11 IMAX DMR films were exhibited through the IMAX theater network. The Company has entered into arrangements with film producers to convert 4 additional films which are expected to be released during the remainder of 2009, the terms of which are similar in nature, rights and obligations. The accounting policy for the Company’s IMAX DMR arrangements is disclosed in note 2(n) of the Company’s 2008 Form 10-K.
     Amounts attributable to transactions arising between the Company and its customers under IMAX DMR arrangements are included in Services revenue and for the three and nine months ended September 30, 2009 amounted to $7.8 million and $23.7 million, respectively (2008 — $9.2 million and $14.6 million, respectively).
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

     At September 30, 2009, the Company has 2 significant co-produced film arrangements and 2 other co-produced film arrangements, the terms of which are similar.
     For the three and nine months ended September 30, 2009, amounts totaling $1.7 million and $5.5 million, respectively (2008 — $1.3 million and $3.3 million, respectively) attributable to transactions between the Company and other parties involved in the production of the films have been included in cost and expenses applicable to revenues-services.
12. Condensed Consolidated Statements of Cash Flows Supplemental Information
     (a) Changes in other non-cash operating assets and liabilities are comprised of the following:

	Nine Months
	Ended September 30,
	2009	2008
Decrease (increase) in:
Accounts receivable	$2,945	$(251)
Financing receivables	(3,436)	787
Inventories	4,510	2,375
Prepaid expenses	(353)	(730)
Commissions and other deferred selling expenses	275	(499)
Insurance recoveries	76	563
Increase (decrease) in:
Accounts payable	(3,666)	(1,281)
Accrued and other liabilities	6,529	(657)
Deferred revenue	(11,763)	8,423

	$(4,883)	$8,730

     (b) Cash payments made on account of:

	Nine Months
	Ended September 30,
	2009	2008
Income taxes	$311	$417

Interest	$8,463	$8,025

     (c) Depreciation and amortization are comprised of the following:

	Nine Months
	Ended September 30,
	2009	2008
Film assets(1)	$6,749	$6,599
Property, plant and equipment
Joint revenue sharing arrangements	3,236	1,490
Other property, plant and equipment	3,292	3,254
Other intangible assets	424	389
Deferred financing costs	928	1,067

	$14,629	$12,799

(1)	Included in film asset amortization is a charge of $0.2 million (2008 — $1.1 million) relating to changes in estimates based on the ultimate recoverability of future films.

     (d) Write-downs, net of recoveries, are comprised of the following:

	Nine Months
	Ended September 30,
	2009	2008
Accounts receivables	26	543
Financing receivables	1,490	741
Inventories(1)	196	540

	$1,712	$1,824

(1)	In the nine months ended September 30, 2009, the Company recorded a charge of $0.1 million (2008 — $0.5 million) in costs and expenses applicable to revenues — equipment and product sales and $0.1 million (2008 — $nil) in costs and expenses applicable to revenues — services, primarily for its film-based projector inventories due to lower net realizable values resulting from the Company’s development of a digital projection system.
13. Receivable Provisions, Net of Recoveries

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Accounts receivable provisions, net of recoveries	$(83)	$6	$26	$373
Financing receivables, net of recoveries	172	259	1,052	741

Receivable provisions, net of recoveries	$89	$265	$1,078	$1,114

14. Income Taxes
     (a) Income Taxes
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
     As at September 30, 2009, the Company had net deferred income tax assets of $nil (December 31, 2008 — $nil). As at September 30, 2009, the Company had a gross deferred income tax asset of $80.0 million (December 31, 2008 — $62.4 million), against which the Company is carrying a $80.0 million valuation allowance (December 31, 2008 — $62.4 million).
     As at September 30, 2009 and December 31, 2008, the Company had total unrecognized tax benefits of $4.9 million and $4.4 million for international withholding taxes, respectively. All of the unrecognized tax benefits could impact the Company’s effective tax rate if recognized. While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could differ from the Company’s accrued position. Accordingly, additional provisions on federal, state, provincial and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

     Consistent with its historical financial reporting, the Company has elected to classify interest and penalties related to income tax liabilities, when applicable, as part of the interest expense in its condensed consolidated statement of operations rather than income tax expense. The Company recognized approximately $0.1 million and $0.2 million in potential interest and penalties associated with uncertain tax positions for the three and nine months ended September 30, 2009, respectively (2008 — $0.1 million and $0.2 million, respectively).
     (b) Income Tax Effect on Comprehensive Income (Loss)
     The income tax recovery (expense) related to the following items comprising other comprehensive income (loss) are:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Amortization of prior service cost (credits)	(10)	(17)	(30)	50
Amortization of actuarial gain on defined benefit plan	47	—	141	—
Unrealized hedging gain	—	—	47	—
Realization of hedging gains upon settlement	—	—	—	—

	$37	$(17)	$158	$50

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
(b) Changes during the Period
     On June 5, 2009 and August 17, 2009, the Company completed public offerings of 9,800,000 and 5,882,353 common shares, respectively, pursuant to a registration statement declared effective by the SEC. On June 26, 2009 and August 31, 2009, the Company completed the sale of an additional 1,470,000 and 882,353 common shares, respectively, pursuant to the over-allotment options exercised in full by the underwriter of the offerings. The 11,270,000 common shares sold in the June offerings were sold at a public offering price of $7.15. The 6,764,706 common shares sold in the August offerings were sold at a public offering price of $8.50. The Company expects the aggregate net proceeds of the offerings, once all offering expenses are paid, to be approximately $130.6 million. The Company stated that it intends to use the proceeds of the offerings for the repayment of debt, including a portion of the Senior Notes, and for general corporate purposes.
(c) Stock-Based Compensation
     The Company has five stock-based compensation plans that are described below. The compensation costs recorded in the condensed consolidated statement of operations for these plans were $3.2 million and $7.9 million for the three and nine months ended September 30, 2009, respectively (2008 — a recovery of $0.2 million and expense of $1.5 million, respectively). No income tax benefit is recorded in the condensed consolidated statement of operations for these costs.

Stock Option Plan
     The Company’s Stock Option Plan, which is shareholder approved, permits the grant of options to employees, directors and consultants. The Company recorded an expense of $0.3 million and $1.2 million for the three and nine months ended September 30, 2009, respectively (2008 — $0.2 million and $0.6 million, respectively), related to grants issued to employees and directors in the plan.
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
     The weighted average fair value of all common share options, granted to employees for the three and nine months ended September 30, 2009 at the measurement date was $3.99 per share and $3.70 per share, respectively (2008 — $2.21 per share and $2.26 per share, respectively). The following assumptions were used:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Average risk-free interest rate	3.11%	3.22%	3.11%	3.30%
Expected option life (in years)	5.83	4.72 - 4.75	5.41 - 5.85	3.49 - 4.75
Expected volatility	62%	61%	62%	61% - 62%
Annual termination probability	0% - 10.01%	10.40% - 11.20%	0% - 10.30%	0% - 11.20%
Dividend yield	0%	0%	0%	0%
     As at September 30, 2009, the Company has reserved a total of 12,453,897 (December 31, 2008— 8,698,126) common shares for future issuance under the Stock Option Plan, of which options in respect of 6,004,662 common shares are outstanding at September 30, 2009. All awards of stock options are made at fair market value of the Company’s Common Shares on the date of grant. “Fair Market Value” of a Common Share on a given date means the higher of the closing price of a Common Share on the grant date (or the most recent trading date if the grant date is not a trading date) on the NASDAQ Global Market, the Toronto Stock Exchange (the “TSX”) and such national exchange, as may be designated by the Company’s Board of Directors. The options generally vest between one and 5 years and expire 10 years or less from the date granted. The Stock Option Plan provides that vesting will be accelerated if there is a change of control, as defined in the plan. At September 30, 2009, options in respect of 3,987,190 common shares were vested and exercisable.
     The following table summarizes certain information in respect of option activity under the Stock Option Plan for the nine month periods ended September 30:

			Weighted Average Exercise
	Number of Shares		Price Per Share
	2009	2008	2009	2008
Options outstanding, beginning of year	6,686,182	5,908,080	$5.97	$6.71
Granted	306,858	524,663	6.52	6.80
Exercised	(744,149)	(312,776)	4.42	3.59
Forfeited	(22,750)	(67,808)	5.94	5.94
Expired	(212,229)	(158,000)	16.18	23.95
Cancelled	(9,250)	(84,518)	18.51	7.84

Options outstanding, end of period	6,004,662	5,809,641	5.81	6.41

Options exercisable, end of period	3,987,190	4,345,087	6.22	6.53

     During the three and nine months ended September 30, 2009, the Company cancelled nil and 9,250 stock options, respectively from its Stock Option Plan (2008 — 5,967 and 84,518, respectively) surrendered by Company employees for $nil consideration. Compensation cost which is fully recognized at the cancellation date was not reversed for options cancelled.
     As at September 30, 2009, 5,644,367 options were fully vested or are expected to vest with a weighted average exercise price of $5.84, aggregate intrinsic value of $21.9 million and weighted average remaining contractual life of 4.1 years. As at September 30, 2009, options that are exercisable have an intrinsic value of $14.4 million and a weighted average remaining contractual life of 3.1 years. The intrinsic value of options exercised in the three and nine months ended September 30, 2009 was $1.9 million and $2.2 million, respectively (2008 — $0.2 million and $1.1 million, respectively).
Options to Non-Employees
     During the three and nine months ended September 30, 2009, an aggregate of nil and 100,000 common share options to purchase the Company’s common stock with an average exercise price of $4.05 were granted to certain advisors and strategic partners of the Company. These options have a maximum contractual life of 6 years. The option vesting ranges from immediately to five years. These options were granted under the Stock Option Plan. There were no common share options granted to non-employees during the three and nine months ended September 30, 2008.
     As at September 30, 2009, non-employee options outstanding amounted to 233,268 options (2008 — 203,439) with a weighted average exercise price of $6.87 (2008 — $7.41). 154,434 options (2008 — 163,344) were exercisable with an average weighted exercise price of $8.31 (2008 — $8.11) and the vested options have an aggregate intrinsic value of $0.2 million (2008 — less than $0.1 million). The weighted average fair value of options granted to non-employees during the nine months ended September 30, 2009 at the measurement date was $2.34 per share, utilizing a Binomial Model with the following underlying assumptions for periods ended September 30:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Average risk-free interest rate	N/A	N/A	2.03%	N/A
Contractual option life	N/A	N/A	6 years	N/A
Average expected volatility	N/A	N/A	62%	N/A
Dividend yield	N/A	N/A	0%	N/A
     For the three and nine months ended September 30, 2009, the Company recorded a charge of less than $0.1 million and $0.1 million, respectively (2008 — less than $0.1 million and $0.1 million, respectively) to cost and expenses applicable to revenues — services related to the non-employee stock options.

Restricted Common Shares
     Under the terms of certain employment agreements dated July 12, 2000, the Company is required to issue either 160,000 restricted common shares or pay their cash equivalent. The restricted shares are required to be issued, or payment of their cash equivalent, upon request by the employees at any time. The aggregate intrinsic value of the awards outstanding at September 30, 2009 is $1.5 million (December 31, 2008 — $0.7 million). The Company accounts for the obligation as a liability, which is classified within accrued liabilities. The Company has recorded an expense of $0.2 million and $0.8 million for the three and nine months ended September 30, 2009, respectively (2008 — recovery of $0.1 million and $0.1 million, respectively), due to the changes in the Company’s stock price during the period.
Stock Appreciation Rights
     There were no stock appreciation rights (“SARs”) granted during the three and nine months ended September 30, 2009 and 2008. During 2007, 2,280,000 SARs with a weighted average exercise price of $6.20 per right were granted to certain Company executives. As at September 30, 2009, all 2,280,000 SARs were outstanding, of which 1,716,000 SARs were exercisable. The SARs vesting period ranges from immediately to 5 years, with a remaining contractual life ranging from 4.25 to 8.26 years at September 30, 2009. The SARs were measured at fair value at the date of grant and are remeasured each period until settled. At September 30, 2009, the SARs had an average fair value of $3.84 per right (December 31, 2008 — $1.22). The Company accounts for the obligation of these SARs as a liability (September 30, 2009 — $7.7 million, December 31, 2008 — $1.9 million), which is classified within accrued liabilities. The Company has recorded a $2.6 million and $5.8 million expense for the three and nine months ended September 30, 2009, respectively (2008 — a recovery of $0.3 million and expense of $0.9 million, respectively) to selling, general and administrative expenses related to these SARs. None of the SARs have been exercised. The following assumptions were used for measuring the fair value of the SARs:

	As at	As at
	September 30,	December 31,
	2009	2008
Average risk-free interest rate	1.03%	1.95%
Expected option life (in years)	0.71 - 3.82	3.54 - 5.82
Expected volatility	62%	62%
Annual termination probability	0% - 10.01%	0% - 10.01%
Dividend yield	0%	0%
Warrants
     There were no warrants issued during the three and nine months ended or outstanding as at September 30, 2009 and 2008.
(d) Income (loss) per Share
     Reconciliations of the numerator and denominator of the basic and diluted per-share computations are comprised of the following:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Net income (loss) from continuing operations applicable to common shareholders	$1,062	$(2,107)	$982	$(24,559)

Weighted average number of common shares (000’s):
Issued and outstanding, beginning of period	55,024	43,415	43,491	40,423
Weighted average number of shares issued during the period	3,366	23	6,083	1,603

Weighted average number of shares used in computing basic income (loss) per share	58,390	43,438	49,574	42,026
Assumed exercise of stock, net of shares assumed	2,320	—	1,360	—

Weighted average number of shares used in computing diluted income (loss) per share	60,710	43,438	50,934	42,026

     The calculation of diluted income (loss) per share for the three and nine months ended September 30, 2008 excludes all shares that are issuable upon exercise of options as the impact of these exercises would be antidilutive.
(e) Shareholders’ Equity
     The following summarizes the movement of Shareholders’ Equity for the nine months ended September 30, 2009:

Balance as at December 31, 2008	$(96,774)
Issuance of common shares from public offerings, net of offering costs of $7.5 million	130,624
Issuance of common shares for stock options exercised	3,288
Net income	982
Adjustment to other equity for employee stock options granted	1,285
Adjustment to other equity for non-employee stock options granted	183
Adjustment to capital stock for stock options exercised	705
Adjustment to other equity for stock options exercised	(705)
Adjustments to accumulated other comprehensive income to amortize the prior service costs related to pensions and to record the prior service cost	80
Adjustments to accumulated other comprehensive income to amortize defined benefit pension plan actuarial gains	(371)
Adjustments to accumulated other comprehensive income to record unrealized hedging gains	2,015
Adjustments to accumulated other comprehensive income to record the realization of hedging gains upon settlement	(1,077)

Balance as at September 30, 2009	$40,235

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

     The Company’s Chief Operating Decision Maker (“CODM”), as defined in the Segment Reporting Topic of the FASB Accounting Standards Codification, assesses segment performance based on segment revenues, gross margins and film performance. Selling, general and administrative expenses, research and development costs, amortization of intangibles, receivables provisions (recoveries), interest revenue, interest expense and tax provision (recovery) are not allocated to the segments.
     In the fourth quarter of 2008, based on the Segment Reporting Accounting Standard, the Company identified a change in internal reporting and business activities resulting in theater system maintenance and joint revenue sharing arrangements becoming new reportable segments, separate and distinct from the IMAX systems reportable segment. Prior year amounts have been restated to conform to the current reportable segment presentation.
     Transactions between the film production and IMAX DMR segment and the film post-production segment are valued at exchange value. Inter-segment profits are eliminated upon consolidation, as well as for the disclosures below.
     Transactions between the other segments are not significant.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Revenue
IMAX systems	$20,070	$8,731	$44,861	$23,172
Theater system maintenance	4,502	4,156	13,295	11,989
Joint revenue sharing arrangements	3,432	1,246	12,532	2,027
Films
Production and IMAX DMR	7,822	9,174	23,658	14,580
Distribution	3,339	2,412	10,075	7,472
Post-production	1,368	1,433	2,755	4,955
Theater operations	2,414	4,928	8,666	9,782
Other	696	788	1,836	2,446

Total	$43,643	$32,868	$117,678	$76,423

Gross margins
IMAX systems(1)	$11,190	4,848	$24,620	13,862
Theater system maintenance	2,109	2,063	6,740	5,180
Joint revenue sharing arrangements(1)	1,749	79	6,729	6
Films
Production and IMAX DMR(1)	2,840	6,282	12,524	6,012
Distribution(1)	675	538	1,664	2,658
Post-production	211	355	906	2,740
Theater operations	(293)	741	72	194
Other	181	50	160	263

Total	$18,662	$14,956	$53,415	$30,915

(1)	IMAX systems include commission costs of $0.8 million and $1.4 million for the three and nine months ended September 30, 2009, respectively (2008 — $0.3 million and $0.6 million, respectively). Joint revenue sharing arrangements segment margins include advertising, marketing and commission costs of $0.3 million and $2.5 million for the three and nine months ended September 30, 2009, respectively (2008 — $0.3 million and $0.3 million, respectively). Production and DMR segment margins include marketing costs of $0.5 million and $1.1 million for the three and nine months ended September 30, 2009, respectively (2008 — $0.4 million and $0.7 million, respectively). Distribution segment margins include marketing costs of $0.2 million and $0.6 million for the three and nine months ended September 30, 2009, respectively (2008 — $0.2 million and $0.4 million, respectively).

	September 30,	December 31,
	2009	2008
Assets
IMAX systems	$101,324	$107,640
Theater system maintenance	14,754	14,120
Joint revenue sharing arrangements	56,442	37,145
Films
Production and IMAX DMR	9,897	14,891
Distribution	4,632	5,106
Post-production	2,759	3,086
Theater operations	813	873
Other	811	845
Corporate and other non-segment specific assets	117,533	44,961

Total	$308,965	$228,667

17. Employees Pension and Postretirement Benefits
(a) Defined Benefit Plan
     The Company has an unfunded U.S. defined benefit pension plan, the SERP, covering Richard L. Gelfond, Chief Executive Officer (“CEO”) of the Company and Bradley J. Wechsler, Chairman of the Company’s Board of Directors. The SERP provides for a lifetime retirement benefit from age 55 determined as 75% of the member’s best average 60 consecutive months of earnings over the member’s employment history. The benefits were 50% vested as at July 2000, the SERP initiation date. The vesting percentage increases on a straight-line basis from inception until age 55. As at September 30, 2009, the benefits of Mr. Wechsler were 100% vested while the benefits of Mr. Gelfond were approximately 95.9% vested. The vesting percentage of a member whose employment terminates other than by voluntary retirement or upon a change in control shall be 100%. Upon a termination for cause, prior to a change of control, the executive shall forfeit any and all benefits to which such executive may have been entitled, whether or not vested.
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
     Under the terms of the SERP, monthly annuity payments payable to Mr. Wechsler, whose employment as Co-CEO terminated effective April 1, 2009, were deferred for six months and were paid in the form of a lump sum plus interest on the deferred amount on October 1, 2009. Thereafter, in accordance with the terms of the SERP, Mr. Wechsler is entitled to receive monthly annuity payments until the earlier of a change of control or August 1, 2010, at which time he is entitled to receive remaining benefits in the form of a lump sum payment.
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

     The amounts accrued for the SERP are determined as follows:

Nine Months
Ended September 30,
2009
Projected benefit obligation:
Obligation, beginning of period	$26,381
Service cost	482
Interest cost	1,006

Obligation, end of period and unfunded status	$27,869

The following table provides disclosure of pension expense for the SERP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Service cost	$161	$199	$482	$595
Interest cost	335	312	1,006	938
Amortization of prior service cost (credit)	37	(62)	110	(186)
Amortization of actuarial gain	(171)	—	(512)	—

Pension expense	$362	$449	$1,086	$1,347

     The accumulated benefit obligation for the SERP was $27.9 million at September 30, 2009, and $26.4 million at December 31, 2008.
     The following amounts were included in accumulated other comprehensive income (“AOCI”) and will be recognized as components of net periodic benefit cost in future periods:

	September 30,	December 31,
	2009	2008
Prior service cost	$35	$145
Unrecognized actuarial gain	(3,356)	(3,868)

	$(3,321)	$(3,723)

     No contributions are expected to be made for the SERP during 2009 except to meet benefit payment obligations as they come due. The Company expects prior service costs of less than $0.1 million and amortization of actuarial gains of $0.2 million to be recognized as a component of net periodic benefit cost during the remainder of 2009.
     The following benefit payments are expected to be made as per the current SERP assumptions and the terms of the SERP in each of the next 5 years, and in the aggregate:

2009 (three months remaining)	$861
2010	15,342	(1)
2011	13,970
2012	—
2013	—
Thereafter	—

	$30,173

(1)	The SERP assumptions include that Mr. Wechsler will receive a lump sum payment at August 1, 2010 and that Mr. Gelfond will receive a lump sum payment in 2011 upon retirement at the end of the current term of his employment agreement, although Mr. Gelfond has not informed the Company that he intends to retire at that time.

     At the time the Company established the SERP, it also took out life insurance policies on Messrs. Gelfond and Wechsler with coverage amounts of $21.5 million in aggregate to which the Company is the beneficiary. The Company may use the cash surrender value or the proceeds of the life insurance policies taken on Messrs. Gelfond and Wechsler to be applied towards the benefits due and payable under the SERP, although there can be no assurance that the Company will ultimately do so. At September 30, 2009, the cash surrender value of the insurance policies is $7.1 million (December 31, 2008 — $6.2 million) and has been included in other assets.
(b) Defined Contribution Plan
     The Company also maintains defined contribution pension plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During the three and nine months ended September 30, 2009, the Company contributed and expensed an aggregate of $0.2 million and $0.6 million, respectively (2008 — $0.2 million and $0.7 million, respectively), to its Canadian plan and an aggregate of less than $0.1 million and $0.1 million, respectively (2008 — less than $0.1 million and $0.1 million, respectively), to its defined contribution employee pension plan under Section 401(k) of the U.S. Internal Revenue Code.
(c) Postretirement Benefits
     The Company has an unfunded postretirement plan covering Messrs. Gelfond and Wechsler. The plan provides that the Company will maintain health benefits for Messrs. Gelfond and Wechsler until they become eligible for Medicare and, thereafter, the Company will provide Medicare supplement coverage as selected by Messrs. Gelfond and Wechsler. The postretirement benefits obligation as at September 30, 2009 is $0.4 million (December 31, 2008 — $0.4 million). The Company has expensed less than $0.1 million and less than $0.1 million for the three and nine months ended September 30, 2009, respectively (2008 — less than $0.1 million and less than $0.1 million, respectively).
     The following benefit payments are expected to be made as per the current plan assumptions in each of the next 5 years:

2009 (three months remaining)	$10
2010	$14
2011	$30
2012	$34
2013	$37
18. FASB Accounting Standard Codification Updates
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
     In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2009-13”) which amends ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU 2009-13 requires expanded disclosures and is effective for fiscal years beginning on or after June 15, 2010. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the potential impact of ASU 2009-13 on its consolidated financial statements.
     In October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2009-14”). ASU 2009-14 amends ASC 985-605, “Software: Revenue Recognition,” such that tangible products, containing both software and non-software components that function together to deliver the tangible product’s essential functionality, are no longer within the scope of ASC 985-605. It also amends the determination of how arrangement consideration should be allocated to deliverables in a multiple-deliverable revenue arrangement. The amendments in this update are effective, on a prospective basis, for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Earlier application is permitted with required transition disclosures based on the period of adoption. Furthermore, Both ASU 2009-13 and ASU 2009-14 must be adopted in the same period and must use the same transition disclosures. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.
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
(b) Fair Value Measurements
     The carrying values of the Company’s cash and cash equivalents, accounts receivable, borrowings under the Credit Facility, accounts payable and accrued liabilities due within one year approximate fair values due to the short-term maturity of these instruments. The Company’s other financial instruments are comprised of the following:

	As at September 30, 2009		As at December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Senior Notes due December 2010	$104,437	$105,873	$160,000	$122,800
Financed sales receivable	$17,106	$17,115	$12,480	$11,957
Net investment in sales-type leases	$41,605	$41,469	$43,658	$42,671
Foreign exchange contracts — designated forwards	$1,062	$1,062	$172	$172
Foreign exchange contracts — non-designated forwards	$943	$943	$226	$226

     The estimated fair values of the Senior Notes due December 2010 are estimated based on traded prices (Level 1 input in accordance with the Fair Value Measurements Topic of the FASB Accounting Standards Codification hierarchy) as at September 30, 2009.
     The estimated fair values of the Financed sales receivable and Net investment in sales-type leases are estimated based on discounting future cash flows at currently available interest rates with comparable terms (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB Accounting Standards Codification hierarchy) as at September 30, 2009.
     The fair value of foreign currency derivatives are determined using quoted prices in active markets (Level 1 input in accordance with the Fair Value Measurements Topic of the FASB Accounting Standards Codification hierarchy) for identical instruments at the measurement date.
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
     Beginning in the fourth quarter of 2008 and continuing in 2009, the Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB Accounting Standards Codification at inception, and continue to meet hedge effectiveness tests at September 30, 2009 (the “Foreign Currency Hedges”), with settlement dates throughout 2009 and 2010. In addition, at September 30, 2009, the Company held foreign currency forward contracts to manage foreign currency risk on future anticipated Canadian dollar expenditures that were not considered Foreign Currency Hedges by the Company. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the condensed consolidated statement of operations except for derivatives designated and qualifying as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income (“OCI”) and reclassified to the condensed consolidated statement of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the consolidated statement of operations.
     The following tabular disclosures reflect the impact that derivative instruments and hedging activities have on the Company’s condensed consolidated financial statements:
     Notional value foreign exchange contracts as at:

	September 30,	December 31,
	2009	2008
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	$6,801	$13,072

Derivatives not designated as hedging instruments:
Foreign exchange contracts — Forwards	9,150	17,050

	$15,951	$30,122

     Fair value of foreign exchange contracts as at:

		September 30,	December 31,
	Balance Sheet Location	2009	2008
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets	$1,062	$172

Derivatives not designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets	943	226

		$2,005	$398

     Derivatives in Foreign Currency Hedging relationships for the three and nine months ended September 30:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2009	2008	2009	2008
Foreign exchange contracts — Forwards	Derivative Gain(Loss) Recognized in OCI (Effective Portion)	$1,184	$—	$1,968	$—

		$1,184	$—	$1,968	$—

	Location of Derivative Gain
	(Loss) Reclassified from
	AOCI into Income	Three Months Ended September 30,		Nine Months Ended September 30,
	(Effective Portion)	2009	2008	2009	2008
Foreign exchange contracts — Forwards	Selling, general and administrative expenses	$764	$—	$1,077	$—

		$764	$—	$1,077	$—

     Non Designated Derivatives in Foreign Currency relationships for the three and nine months ended September 30:

		Three Months Ended September		Nine Months Ended September
		30,		30,
	Location of Derivative Gain	2009	2008	2009	2008
Foreign exchange contracts — Forwards	Selling, general and administrative expenses	$75	$—	$717	$—

		$75	$—	$717	$—

(d) Other
     As at September 30, 2009, the Company’s principal sources of liquidity included cash and cash equivalents of $98.7 million, the Credit Facility, trade accounts receivable of $21.4 million and anticipated collection from financing receivables due in the next 12 months of $11.0 million. As at September 30, 2009, the Company has drawn down $20.0 million on the Credit Facility, and has letters of credit and advance payment guarantees of $0.3 million outstanding under the Credit Facility and $5.1 million under the Bank of Montreal Facility.
     During the nine months ended September 30, 2009, the Company’s operations, including investment in film assets, provided cash of $13.3 million and the Company used cash of $18.9 million to fund capital expenditures, principally to build equipment for use in joint revenue sharing arrangements. In addition, the Company has experienced operating losses in each of the last 3 fiscal years. Based on management’s current operating plan for 2009, the Company expects to continue to use cash as it deploys additional theater systems under joint revenue sharing arrangements. Cash flows from joint revenue sharing arrangements are derived from the theater box-office and concession revenues and the Company invested directly in the roll out of 44 new theater systems and 8 digital upgrades under joint revenue sharing arrangements during the nine months ended September 30, 2009.
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
     In the last several months, the Company has taken several important steps to refinance its existing indebtedness. In June and August 2009, the Company completed public offerings of 11,270,000 (public offering price of $7.15 per share) and 6,764,706 (public offering price of $8.50 per share), respectively, of its common shares (see note 15). The Company used a portion of the $130.6 million aggregate net proceeds of the equity offerings to repurchase $55.6 million principal amount of the Company’s 9.625% Senior Notes due December 2010. The Company intends to use available borrowings, the remainder of the proceeds of the equity offerings as well as cash on hand to redeem, prior to year-end, the $104.4 million aggregate principal amount of the Senior Notes which remain outstanding. In addition, on November 4, 2009, the Company entered into a Commitment Letter with Wachovia, pursuant to which Wachovia, with the participation of EDC has committed to provide the Company with a four-year senior secured revolving and term loan facility with maximum aggregate borrowings of $75.0 million. The Proposed Credit Facility will expand and extend the Company’s existing credit facility which expires in October 2010. The Company believes that the additional borrowing capacity under the Proposed Credit Facility, as well as the reduced interest expense of approximately $15.0 million in comparison to 2008 levels associated with the repurchase and redemption of the Senior Notes, will improve the Company’s liquidity position for the remainder of 2009, as well as for 2010 and beyond. Accordingly, the Company currently believes that cash flow from future operations together with existing cash and borrowing available under the Company’s Proposed Credit Facility will be sufficient to fund the Company’s business operations, including its strategic initiatives relating to joint revenue sharing arrangements, the continued roll-out of its proprietary digitally-based projection system and its pension obligations for the foreseeable future. The Company’s operating cash flow will be adversely affected, however, if management’s projections of future signings for theater systems and film productions, installations and film performance are not realized.
     The Company forecasts its short-term liquidity requirements on a quarterly and annual basis. In addition, management of the Company believes it could take additional actions to mitigate certain of the consequences if certain of its assumptions in the 2009 operating plan are not met. Notwithstanding the measures taken by management to monitor and manage the Company’s liquidity, the current global economic environment and other factors outside the Company’s control could place additional pressures on the Company’s short and long-term liquidity.

20. Discontinued Operations
(a) Starboard Theater Ltd
     On September 30, 2009, the Company closed its owned and operated Vancouver IMAX theater. The amount of loss to the Company pertaining to lease and guarantee obligations owing to the landlord was estimated at $0.3 million which the Company recognized as at September 30, 2009. In the three and nine months ended September 30, 2009, revenues for the Vancouver theater were $0.5 million and $1.1 million, respectively (2008 — $0.6 million and $1.7 million, respectively) and the Company recognized income of less than $0.1 million (net of income tax provision of $nil) and a loss of $0.1 million (net of income tax recovery of $nil) in the three and nine months ended September 30, 2009, respectively (2008 — income of $0.1 million and $0.1 million, respectively, net of income tax provisions of $nil and $nil, respectively) from the operation of the theater. The above transactions are reflected as discontinued operations as there are no continuing cash flows from either a migration or a continuation of activities. The remaining assets and liabilities of the Vancouver owned and operated theater included in the Company’s condensed consolidated balance sheets are disclosed in note 20(b).
     In addition, the prior years’ amounts in the condensed consolidated statements of operations and the condensed consolidated statements of cash flows have been adjusted to reflect the reclassification of the Vancouver owned and operated theater as a discontinued operation.
(b) Condensed Consolidated Balance Sheets for Starboard Theater Ltd
     The assets and liabilities related to the Vancouver theater are included in the condensed consolidated balance sheets of IMAX Corporation and are comprised of the following:

	September 30,	December 31,
	2009	2008
Cash	$716	338
Accounts Receivable	139	120
Inventories	—	6
Prepaid expenses	—	17
Property, plant and equipment	—	185

Total assets	$855	$666

Accounts payable	$136	$52
Accrued liabilities	554	392
Deferred revenue	—	17

Total liabilities	$690	$461

21. Supplemental Consolidating Financial Information
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
     Supplemental condensed consolidating balance sheets as at September 30, 2009:

				Adjustments
	IMAX	Guarantor	Non-Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$93,270	$4,412	$1,010	$—	$98,692
Accounts receivable	19,491	1,614	322	—	21,427
Financing receivables	58,159	552	—	—	58,711
Inventories	14,144	82	89	—	14,315
Prepaid expenses	2,121	220	27	—	2,368
Intercompany receivables	26,079	46,694	15,590	(88,363)	—
Film assets	2,892	—	—	—	2,892
Property, plant and equipment	51,906	816	2	—	52,724
Other assets	16,692	—	—	—	16,692
Goodwill	39,027	—	—	—	39,027
Other intangible assets	2,117	—	—	—	2,117
Investments in subsidiaries	37,030	—	—	(37,030)	—

Total assets	$362,928	$54,390	$17,040	$(125,393)	$308,965

Liabilities
Bank indebtedness	$20,000	$—	$—	$—	$20,000
Accounts payable	9,447	2,939	5	—	12,391
Accrued liabilities	66,209	5,893	111	—	72,213
Intercompany payables	66,600	36,979	10,142	(113,721)	—
Deferred revenue	56,419	3,091	179	—	59,689
Senior Notes due December 2010	104,437	—	—	—	104,437

Total liabilities	323,112	48,902	10,437	(113,721)	268,730

Shareholders’ equity
Capital stock	276,201	—	117	(117)	276,201
Other equity	4,913	46,959	—	(45,926)	5,946
Retained earnings (deficit)	(246,026)	(40,858)	6,486	34,371	(246,027)
Accumulated other comprehensive income (loss)	4,728	(613)	—	—	4,115

Total shareholders’ equity	39,816	5,488	6,603	(11,672)	40,235

Total liabilities & shareholders’ equity	$362,928	$54,390	$17,040	$(125,393)	$308,965

     In certain Guarantor Subsidiaries, accumulated losses have exceeded the original investment balance. As a result of applying equity accounting, the parent company has consequently offset its liability for the accumulated losses in excess of investment against intercompany receivable balances with respect to these Guarantor Subsidiaries in the amounts of $25.4 million as at September 30, 2009.

     Supplemental condensed consolidating balance sheets as at December 31, 2008:

				Adjustments
	IMAX	Guarantor	Non-Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$16,843	$9,313	$861	$—	$27,017
Accounts receivable	21,097	1,611	274	—	22,982
Financing receivables	55,536	602	—	—	56,138
Inventories	19,642	90	90	—	19,822
Prepaid expenses	1,760	212	26	—	1,998
Intercompany receivables	16,851	41,449	14,573	(72,873)	—
Film assets	3,923	—	—	—	3,923
Property, plant and equipment	38,364	1,039	2	—	39,405
Other assets	16,074	—	—	—	16,074
Goodwill	39,027	—	—	—	39,027
Other intangible assets	2,281	—	—	—	2,281
Investments in subsidiaries	41,186	—	—	(41,186)	—

Total assets	$272,584	$54,316	$15,826	$(114,059)	$228,667

Liabilities
Bank indebtedness	$20,000	$—	$—	$—	$20,000
Accounts payable	11,368	4,419	3	—	15,790
Accrued liabilities	52,440	5,626	133	—	58,199
Intercompany payables	57,709	35,525	8,993	(102,227)	—
Deferred revenue	68,261	3,053	138	—	71,452
Senior Notes due December 2010	160,000	—	—	—	160,000

Total liabilities	369,778	48,623	9,267	(102,227)	325,441

Shareholders’ deficiency
Capital stock	141,584	—	117	(117)	141,584
Other equity	4,150	46,959	—	(45,926)	5,183
Retained earnings (deficit)	(247,009)	(40,653)	6,442	34,211	(247,009)
Accumulated other comprehensive income (loss)	4,081	(613)	—	—	3,468

Total shareholders’ equity (deficiency)	(97,194)	5,693	6,559	(11,832)	(96,774)

Total liabilities & shareholders’ equity (deficiency)	$272,584	$54,316	$15,826	$(114,059)	$228,667

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

     Supplemental condensed consolidating statements of operations for the three months ended September 30, 2009:

				Adjustments
	IMAX	Guarantor	Non-Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues
Equipment and product sales	$18,196	$9	$63	$(51)	$18,217
Services	13,996	5,372	26	51	19,445
Rentals	4,259	7	17	—	4,283
Finance income	1,044	8	—	—	1,052

Other	646	—	—	—	646

	38,141	5,396	106	—	43,643

Cost and expenses applicable to revenues
Equipment and product sales	8,707	50	21	(51)	8,727
Services	8,690	5,275	78	(140)	13,903
Rentals	1,961	—	—	—	1,961
Other	390	—	—	—	390

	19,748	5,325	99	(191)	24,981

Gross margin	18,393	71	7	191	18,662
Selling, general and administrative expenses (recoveries)	12,354	652	(214)	(36)	12,756
Research and development	998	—	—	—	998
Amortization of intangibles	144	—	—	—	144
Loss (income) from equity-accounted investees	163	—	—	(163)	—
Receivable provisions net of recoveries	89	—	—	—	89
Asset Impairments	—	31	—	(31)	—

Income (loss) from operations	4,645	(612)	221	421	4,675
Interest income	23	—	—	—	23
Interest expense	(3,095)	1	—	—	(3,094)
Loss on repurchase of Senior Notes due December 2010	(220)	—	—	—	(220)

Income (loss) from continuing operations before income taxes	1,353	(611)	221	421	1,384
(Provision for) recovery of income taxes	(291)	1	(54)	—	(344)

Income (loss) from continuing operations	1,062	(610)	167	421	1,040
Income from discontinued operations	—	281	—	(259)	22

Net income (loss)	$1,062	$(329)	$167	$162	$1,062

     Supplemental condensed consolidating statements of operations for the nine months ended September 30, 2009:

				Adjustments
	IMAX	Guarantor	Non-Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues
Equipment and product sales	$38,531	$100	$134	$(51)	$38,714
Services	45,323	12,819	256	51	58,449
Rentals	15,478	21	29	—	15,528
Finance income	3,100	25	—	—	3,125
Other revenues	1,862	—	—	—	1,862

	104,294	12,965	419	—	117,678

Cost and expenses applicable to revenues
Equipment and product sales	19,818	—	26	(51)	19,793
Services	24,602	11,703	186	51	36,542
Rentals	7,293	—	—	—	7,293
Other	635	—	—	—	635

	52,348	11,703	212	—	64,263

Gross margin	51,946	1,262	207	—	53,415
Selling, general and administrative expenses	34,379	1,383	155	—	35,917
Research and development	2,731	—	—	—	2,731
Amortization of intangibles	424	—	—	—	424
Loss (income) from equity-accounted investees	161	—	—	(161)	—
Receivable provisions net of recoveries	1,078	—	—	—	1,078
Asset Impairments	—	—	—	—	—

Income (loss) from operations	13,173	(121)	52	161	13,265
Interest income	27	—	22	—	49
Interest expense	(11,615)	2	21	—	(11,592)
Gain on repurchase of Senior Notes due December 2010	224	—	—	—	224

Income (loss) from continuing operations before income taxes	1,809	(119)	95	161	1,946
(Provision for) recovery of income taxes	(827)	(7)	(51)	—	(885)

Income (loss) from continuing operations	982	(126)	44	161	1,061
Loss from discontinued operations	—	(79)	—	—	(79)

Net income (loss)	$982	$(205)	$44	$161	$982

     Supplemental condensed consolidating statements of operations for the three months ended September 30, 2008:

				Adjustments
	IMAX	Guarantor	Non-Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues
Equipment and product sales	$7,223	$116	$2	$(187)	$7,154
Services	15,763	6,309	199	(168)	22,103
Rentals	2,487	20	31	(6)	2,532
Finance income	1,069	10	—	—	1,079
Other revenues	(77)	(182)	—	259	—

	26,465	6,273	232	(102)	32,868

Cost and expenses applicable to revenues
Equipment and product sales	4,278	(45)	1	(137)	4,097
Services	6,859	5,372	40	(147)	12,124
Rentals	1,691	—	—	—	1,691
Other	—	(182)	—	182	—

	12,828	5,145	41	(102)	17,912

Gross margin	13,637	1,128	191	—	14,956
Selling, general and administrative expenses	10,025	436	70	—	10,531
Research and development	1,619	—	—	—	1,619
Amortization of intangibles	119	—	—	—	119
Loss (income) from equity-accounted investees	(894)	—	—	894	—
Receivable provisions net of recoveries	265	—	—	—	265

Income from operations	2,503	692	121	(894)	2,422
Interest income	82	—	—	—	82
Interest expense	(4,472)	1	—	—	(4,471)

(Loss) income from continuing operations before income taxes	(1,887)	693	121	(894)	(1,967)
Provision for income taxes	(220)	(9)	—	—	(229)

(Loss) income from continuing operations	(2,107)	684	121	(894)	(2,196)
Income from discontinued operations	—	89	—	—	89

Net (loss) income	$(2,107)	$773	$121	$(894)	$(2,107)

     Supplemental condensed consolidating statements of operations for the nine months ended September 30, 2008:

				Adjustments
	IMAX	Guarantor	Non-Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues
Equipment and product sales	$18,306	$376	$7	$(600)	$18,089
Services	33,871	14,792	627	(513)	48,777
Rentals	5,880	146	57	(371)	5,712
Finance income	3,205	29	—	—	3,234
Other revenues	16	(568)	—	1,163	611

	61,278	14,775	691	(321)	76,423

Cost and expenses applicable to revenues
Equipment and product sales	10,593	(130)	3	(438)	10,028
Services	20,038	12,223	184	(451)	31,994
Rentals	3,388	—	—	—	3,388
Other	98	(568)	—	568	98

	34,117	11,525	187	(321)	45,508

Gross margin	27,161	3,250	504	—	30,915
Selling, general and administrative expenses	33,135	990	60	—	34,185
Research and development	6,155	—	—	—	6,155
Amortization of intangibles	389	—	—	—	389
(Income) loss from equity-accounted investees	(7,959)	—	—	7,959	—
Receivable provisions net of recoveries	6,236	(5,122)	—	—	1,114

(Loss) income from operations	(10,795)	7,382	444	(7,959)	(10,928)
Interest income	281	—	1	—	282
Interest expense	(13,309)	2	—	—	(13,307)

(Loss) income from continuing operations before income taxes	(23,823)	7,384	445	(7,959)	(23,953)
Provision for income taxes	(739)	(16)	—	—	(755)

(Loss) income from continuing operations	(24,562)	7,368	445	(7,959)	(24,708)
Income from discontinued operations	—	149	—	—	149

Net (loss) income	$(24,562)	$7,517	$445	$(7,959)	$(24,559)

     Supplemental condensed consolidating statements of cash flows for the nine months ended September 30, 2009:

				Adjustments
	IMAX	Guarantor	Non-Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
Cash provided by (used in):
Operating Activities
Net (loss) income	$982	$(205)	$44	$161	$982
Net loss (income) from discontinued operations	—	508	—	(429)	79
Items not involving cash:
Depreciation and amortization	14,424	205	—	—	14,629
Write-downs net of recoveries	1,712	—	—	—	1,712
(Income) loss from equity-accounted investees	161	—	—	(161)	—
Change in deferred income taxes	158	—	—	—	158
Stock and other non-cash compensation	9,030	—	—	—	9,030
Foreign currency exchange loss	(1,078)	—	—	—	(1,078)
Gain on repurchase of Senior Notes due December 2010	(224)	—	—	—	(224)
Change in cash surrender value of life insurance	(306)	—	—	—	(306)
Investment in film assets	(6,881)	—	—	—	(6,881)
Changes in other non-cash operating assets and liabilities	71	(5,059)	105	—	(4,883)
Net cash used in operating activities from discontinued operations	—	(368)		429	61

Net cash provided by (used in) operating activities	18,049	(4,919)	149	—	13,279

Investing Activities
Purchase of property, plant and equipment	(772)	18	—	—	(754)
Investment in joint revenue sharing equipment	(18,147)	—	—	—	(18,147)
Acquisition of other assets	(561)	—	—	—	(561)
Acquisition of other intangible assets	(208)	—	—	—	(208)

Net cash used in investing activities	(19,688)	18	—	—	(19,670)

Financing Activities
Repurchase of Senior Notes due December 2010	(54,692)	—	—	—	(54,692)
Common shares issued — public offering	130,850	—	—	—	130,850
Common shares issued — stock options exercised	3,288	—	—	—	3,288
Shelf registration fees paid	(150)	—	—	—	(150)

Net cash provided by financing activities	79,296	—	—	—	79,296

Effects of exchange rate changes on cash	(1,230)	—	—	—	(1,230)

Increase (decrease) in cash and cash equivalents, during the period	76,427	(4,901)	149	—	71,675

Cash and cash equivalents, beginning of period	16,843	9,313	861	—	27,017

Cash and cash equivalents, end of period	$93,270	$4,412	$1,010	$—	$98,692

     Supplemental condensed consolidating statements of cash flows for the nine months ended September 30, 2008:

				Adjustments
	IMAX	Guarantor	Non-Guarantor	and	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
Cash provided by (used in):
Operating Activities
Net (loss) earnings	$(24,559)	$7,514	$445	$(7,959)	$(24,559)
Net income from discontinued operations	—	(149)	—	—	(149)
Items not involving cash:
Depreciation and amortization	12,610	189	—	—	12,799
Write-downs net of recoveries	6,946	(5,122)	—	—	1,824
(Income) loss from equity-accounted investees	(7,959)	—	—	7,959	—
Change in deferred income taxes	51	—	—	—	51
Stock and other non-cash compensation	2,821	—	—	—	2,821
Foreign currency exchange loss	722	31	—	—	753
Change in cash surrender value of life insurance	(251)	—	—	—	(251)
Gain on sale of property, plant and equipment	(43)	—	—	—	(43)
Investment in film assets	(7,038)	—	—	—	(7,038)
Changes in other non-cash operating assets and liabilities	8,814	(5,009)	(114)	5,039	8,730
Net cash used in operating activities from discontinued operations	—	118	—	—	118

Net cash provided by (used in) operating activities	(7,886)	(2,428)	331	5,039	(4,944)

Investing Activities
Investment in joint revenue sharing equipment	(9,580)	—	—	—	(9,580)
Purchase of property, plant and equipment	(2,115)	(208)	(2)	—	(2,325)
Proceeds on sale of property, plant and equipment	43	—	—	—	43
Acquisition of other assets	(835)	—	—	—	(835)
Acquisition of other intangible assets	(322)	—	—	—	(322)
Investment in subsidiaries	—	5,039	—	(5,039)	—

Net cash used in investing activities	(12,809)	4,831	(2)	(5,039)	(13,019)

Financing Activities
Increase in Bank Indebtedness	20,000	—	—	—	20,000
Common shares issued — private offering	17,931	—	—	—	17,931
Common shares issued — stock options	1,123	—	—	—	1,123

Net cash provided by financing activities	39,054	—	—	—	39,054

Effects of exchange rate changes on cash	(269)	(55)	(17)	—	(341)

Increase in cash and cash equivalents, during the period	18,090	2,348	312	—	20,750

Cash and cash equivalents, beginning of period	11,182	5,329	390	—	16,901

Cash and cash equivalents, end of period	$29,272	$7,677	$702	$—	$37,651

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
     At September 30, 2009, there were 403 IMAX theaters (280 commercial, 123 institutional) operating in 44 countries, compared to 320 IMAX theaters (200 commercial, 120 institutional) operating in 42 countries at September 30, 2008.
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
     Important factors that the Company’s Chief Executive Officer (“CEO”) Richard L. Gelfond uses in assessing the Company’s business and prospects include revenue, gross margins from the Company’s operating segments, film performance, earnings from operations as adjusted for unusual items that the Company views as non-recurring, the success of strategic initiatives such as the securing of new film projects (particularly IMAX DMR films), the signing and financial performance of theater system arrangements (particularly its joint revenue sharing arrangements), the overall execution, reliability and consumer acceptance of the Company’s proprietary digital projector and related technologies and short- and long-term cash flow projections.
     On June 25, 2009, the Company announced the appointment of Mr. Gary Moss to the newly created position of Chief Operating Officer effective July 20, 2009.
     On November 4, 2009, the Company entered into a commitment letter (the “Commitment Letter”) with Wachovia Capital Finance Corporation (Canada) (“Wachovia”), pursuant to which Wachovia, with the participation of Export Development Canada (“EDC”), has committed to provide the Company with up to a $75.0 million senior secured credit facility (the “Proposed Credit Facility”). The Proposed Credit Facility will expand and extend the Company’s existing credit facility which expires in October 2010.
IMAX Systems, Theater System Maintenance and Joint Revenue Sharing Arrangements
     The Company provides IMAX theater systems to customers on a sales or long-term lease basis, typically with initial terms of 10 to 20 years. These agreements typically provide for three major sources of cash flows: initial fees, ongoing fees (which include a fixed minimum amount per annum and contingent fees in excess of the minimum payments) and maintenance and extended warranty fees. The initial fees vary depending on the system configuration and location of the theater and generally are paid to the Company in installments commencing upon the signing of the agreement. Finance income is derived over the term of the sales or sales-type lease arrangement as the unearned income on financed sales or sales-type leases is earned. Ongoing fees are paid monthly over the term of the contract, commencing after the theater system has been installed and are generally equal to the greater of a fixed minimum amount per annum or a percentage of box-office receipts. An annual maintenance and extended warranty fee is generally payable commencing in the second year of theater operations. Both ongoing fees and maintenance and extended warranty fees are typically indexed to a local consumer price index.

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
Sales Backlog and Theater Network
     The Company’s sales backlog will vary from quarter to quarter depending on the number of new theater system arrangement signings, which adds to backlog, and on the number of theater system installations, acceptances, and contract settlements, which reduce backlog. Sales backlog typically represents the fixed contracted revenue under signed theater system sale and lease agreements that the Company believes will be recognized as revenue as the associated theater systems are installed and accepted. Sales backlog includes initial fees along with the estimated present value of ongoing, contractual fees due over the lease term, but excludes amounts allocated to maintenance and extended warranty revenues as well as fees in excess of contractual ongoing fees that may be received in the future. Operating leases and joint revenue sharing arrangements are assigned no value in the sales backlog. The value of sales backlog does not include revenue from (i) theaters in which the Company has an equity interest, (ii) letters of intent or (iii) long-term conditional theater commitments.
     During the three months ended September 30, 2009, the Company signed contracts for 13 theater systems under sales and sales-type lease arrangements valued at $15.4 million, 3 of which were installed in the third quarter of 2009 and 10 of which are included in backlog as at September 30, 2009. During the three months ended September 30, 2008, the Company signed contracts for 11 theater systems: 4 under sales and sale-type lease arrangements valued at $4.5 million and 7 under joint revenue sharing arrangements.
     During the nine months ended September 30, 2009, the Company signed contracts for 23 theater systems under sales and sales-type lease arrangements valued at $27.0 million, 5 of which were installed during the first nine months of 2009 and 18 of which are included in backlog as at September 30, 2009. During the nine months ended September 30, 2008, the Company signed contracts for 83 theater systems: 41 under sales and sales-type lease arrangements valued at $53.6 million, all of which were included in backlog as at September 30, 2008, and 42 under joint revenue sharing arrangements.
     In December 2007, the Company signed a joint revenue sharing agreement with American-Multi Cinemas, Inc. for the installation of 100 IMAX digital theater systems. In March 2008, the Company signed a joint revenue sharing agreement with Regal Cinemas, Inc. for the installation of 31 IMAX digital theater systems. Between July 1, 2008, and September 30, 2009, the Company has installed 76 of the 131 digital theater systems under these two agreements.
     The Company’s sales backlog is as follows:

	September 30, 2009		September 30, 2008
	Number of	Dollar Value	Number of	Dollar Value
	Systems	(in thousands)	Systems	(in thousands)
Sales and sale-type lease arrangements	102	$127,310	106	$149,499
Joint revenue sharing arrangements	61	n/a	132	n/a

	163	$127,310	238	$149,499

     Theater systems under joint revenue sharing arrangements carry no assigned backlog value. The Company believes that the contractual obligations for theater system installations that are listed in sales backlog are valid and binding commitments.
     The following chart shows the number of the Company’s theater systems by configuration, opened theater network base and backlog as at September 30:

	2009			2008
	Theater			Theater
	Network			Network
	Base	Backlog		Base	Backlog
Flat Screen (2D)	38	—		40	—
Dome Screen (2D)	66	2		67	2
IMAX 3D GT (3D)	88	6		89	7
IMAX 3D SR (3D)	53	3		49	4
IMAX MPX (3D)	39 (1)	15		59	32
IMAX digital (3D)	117 (1)	137	(2)	14	193	(2)
IMAX 3D Dome (3D)	2	—		2	—

Total	403	163		320	238

(1)	In 2009, the Company upgraded 18 IMAX theater systems to IMAX digital theater systems (8 sales arrangements, 2 operating lease arrangements and 8 joint revenue sharing arrangements).

(2)	Includes 61 and 132 theater systems as at September 30, 2009 and 2008, respectively, under joint revenue sharing arrangements.
     The following table outlines the breakdown of the theater network by type and geographic location as of September 30:

	2009 Theater Network Base			2008 Theater Network Base
	Commercial	Institutional	Total	Commercial	Institutional	Total
United States	164	67	231	102	67	169
Canada	15	7	22	16	7	23
Mexico	8	11	19	6	10	16
Europe	42	10	52	37	10	47
Japan	6	7	13	3	7	10
China	8	12	20	7	10	17
Rest of World	37	9	46	29	9	38

Total	280	123	403	200	120	320

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
     The Company considers the following accounting policies to have the most significant effect on its estimates, assumptions and judgments:

Revenue Recognition
     The Company generates revenue from various sources as follows:
•	Design, manufacture, sale and lease of proprietary theater systems for IMAX theaters principally owned and operated by commercial and institutional customers located in 44 countries as at September 30, 2009;

•	Production, digital re-mastering, post-production and/or distribution of certain films shown throughout the IMAX theater network;

•	Operation of certain IMAX theaters primarily in the United States and Canada;

•	Provision of other services to the IMAX theater network, including ongoing maintenance and extended warranty services for IMAX theater systems; and

•	Other activities, which includes short-term rental of cameras and aftermarket sales of projector system components.
Multiple Element Arrangements
     The Company’s revenue arrangements with certain customers may involve multiple elements consisting of a theater system (projector, sound system, screen system and, if applicable, 3D glasses cleaning machine); services associated with the theater system including theater design support, supervision of installation, and projectionist training; a license to use the IMAX brand; 3D glasses; maintenance and extended warranty services; and licensing of films. The Company evaluates all elements in an arrangement to determine what are considered typical deliverables for accounting purposes and which of the deliverables represent separate units of accounting based on the applicable accounting standards in the Leases Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification; the Guarantees Topic of the FASB Accounting Standards Codification; the Entertainment — Films Topic of the FASB Accounting Standards Codification; and the Revenue Recognition Topic of the FASB Accounting Standards Codification. If separate units of accounting are either required under the relevant accounting standards or determined to be applicable under the Revenue Recognition Topic, the total consideration received or receivable in the arrangement is allocated based on the applicable guidance in the above noted standards.
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
     The Company’s System Deliverable arrangements involve either a lease or a sale of the theater system. Consideration in the Company’s arrangements that are not joint revenue sharing arrangements consists of upfront or initial payments made before and after the final installation of the theater system equipment and ongoing payments throughout the term of the lease or over a period of time, as specified in the arrangement. The ongoing payments are the greater of an annual fixed minimum amount or a certain percentage of the theater box-office. Amounts received in excess of the annual fixed minimum amounts are considered contingent payments. The Company’s arrangements are non-cancellable, unless the Company fails to perform its obligations. In the absence of a material default by the Company, there is no right to any remedy for the customer under the Company’s arrangements. If a material default by the Company exists, the customer has the right to terminate the arrangement and seek a refund only if the customer provides notice to the Company of a material default and only if the Company does not cure the default within a specified period. Recently, the Company has entered into a number of joint revenue sharing arrangements, where the Company receives a portion of a theater’s box-office and concession revenue in exchange for placing a theater system at theater operators’ venues. Under these arrangements, the Company receives no up-front fee, and the Company retains title to the theater system. Joint revenue sharing arrangements typically have 7 to 10 year terms with renewal provisions. The Company’s joint revenue sharing arrangements are non-cancellable.

Sales Arrangements
     For arrangements qualifying as sales, the revenue allocated to the System Deliverable is recognized in accordance with the Revenue Recognition Topic of the FASB Accounting Standards Codification, when all of the following conditions have been met: (i) the projector, sound system and screen system have been installed and are in full working condition, (ii) the 3D glasses cleaning machine, if applicable, has been delivered, (iii) projectionist training has been completed, and (iv) the earlier of (a) receipt of written customer acceptance certifying the completion of installation and run-in testing of the equipment and the completion of projectionist training or (b) public opening of the theater, provided there is persuasive evidence of an arrangement, the price is fixed or determinable and collectibility is reasonably assured.
     The initial revenue recognized consists of the initial payments received and the present value of any future initial payments and fixed minimum ongoing payments that have been attributed to this unit of accounting. Contingent payments in excess of the fixed minimum ongoing payments are recognized when reported by theater operators, provided collectibility is reasonably assured.
     The Company has also agreed, on occasion, to sell equipment under lease or at the end of a lease term. Consideration agreed to for these lease buyouts is included in revenues from equipment and product sales, when persuasive evidence of an arrangement exists, the fees are fixed or determinable and collectibility is reasonably assured.
     In a limited number of sales arrangements for MPX theater systems, the Company provided customers with a right to acquire, for a specified period of time, digital upgrades (each upgrade consisting of a projector, certain sound system components and screen enhancements) at a fixed or variable discount towards a future price of such digital upgrades. Up to the end of the second quarter of 2009, the Company was not able to determine the fair value of a digital upgrade. Accordingly, the Company deferred all consideration received and receivable under such arrangements for the delivered MPX and the upgrade right, except for the amount allocated to maintenance and extended warranty services provided to the customers for the installed system. This revenue was deferred until the upgrade right expired, if applicable, or a digital upgrade was delivered. In the third quarter of 2009, the Company determined the fair value of digital upgrades and the upgrades rights. For any such sales arrangements where the upgrade right has not expired and the digital upgrade has not yet been delivered, the Company has allocated the consideration received and receivable (excluding the amount allocated to maintenance and extended warranty services) to the upgrade right based on its fair value and to the delivered MPX theater system based on the residual of the consideration received and receivable. The revenue related to the digital upgrade continues to be deferred until the digital upgrade is delivered provided the other revenue recognition criteria are met. The revenue related to the MPX system is recognized at the allocation date as the system was previously delivered provided the other revenue recognition criteria are met. Costs related to the installed MPX system for which revenue has not been recognized are included in inventories until the conditions for revenue recognition are met. The Company also provides customers, in certain cases, with sales arrangements for multiple systems consisting of a combination of MPX theater systems and complete digital theater systems for a specified price. The Company allocates the actual or implied discount between the delivered and undelivered theater systems on a relative fair value basis, provided all of the other conditions for recognition of a theater system are met.
Lease Arrangements
     The Company uses the Leases Topic of the FASB Accounting Standards Codification to evaluate whether an arrangement is a lease and the classification of the lease. Arrangements not within the scope of the accounting standard are accounted for either as a sales or services arrangement, as applicable.
     A lease arrangement that transfers substantially all of the benefits and risks incident to ownership of the equipment is classified as a sales-type lease based on the criteria established in the accounting standard; otherwise the lease is classified as an operating lease. Prior to commencement of the lease term for the equipment, the Company may modify certain payment terms or make concessions. If these circumstances occur, the Company reassesses the classification of the lease based on the modified terms and conditions.
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

     The initial revenue recognized for sales-type leases consists of the initial payments received and the present value of future initial payments and fixed minimum ongoing payments computed at the interest rate implicit in the lease. Contingent payments in excess of the fixed minimum payments are recognized when reported by theater operators, provided collectibility is reasonably assured.
     For operating leases, initial payments and fixed minimum ongoing payments are recognized as revenue on a straight-line basis over the lease term. For operating leases, the lease term is considered to commence when all of the following conditions have been met: (i) the projector, sound system and screen system have been installed and are in full working condition, (ii) the 3D glasses cleaning machine, if applicable, has been delivered, (iii) projectionist training has been completed, and (iv) the earlier of (a) receipt of the written customer acceptance certifying the completion of installation and run-in testing of the equipment and the completion of projectionist training or (b) public opening of the theater. Contingent payments in excess of fixed minimum ongoing payments are recognized as revenue when reported by theater operators, provided collectibility is reasonably assured.
     For joint revenue sharing arrangements, where the Company receives a portion of a theater’s box-office and concession revenue in exchange for placing a theater system at the theater operator’s venue, revenue is recognized when box-office and concession revenues are reported by the theater operator, provided collectibility is reasonably assured.
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
Finance Income
     Finance income is recognized over the term of the lease or over the period of time specified in the sales arrangement, provided collectibility is reasonably assured. Finance income recognition ceases when the Company determines that the associated receivable is not recoverable.
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
     The Company may offer certain incentives to customers to complete theater system transactions including payment concessions or free services and products such as film licenses or 3D glasses. Reductions in, and deferral of, payments are taken into account in determining the sales price either by a direct reduction in the sales price or a reduction of payments to be discounted in accordance with the Interest Topic of the FASB Accounting Standards Codification. Free products and services are accounted for as separate units of accounting. Other consideration given by the Company to customers are accounted for in accordance with the Revenue Recognition Topic of the FASB Accounting Standards Codification.
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
     Revenue from film production services where the Company does not hold the associated distribution rights are recognized in Services revenue when performance of the contractual service is complete, provided there is persuasive evidence of an agreement, the fee is fixed or determinable and collectibility is reasonably assured.
     Revenues from digitally re-mastering (IMAX DMR) films where third parties own or hold the copyrights and the rights to distribute the film are derived in the form of processing fees and recoupments calculated as a percentage of box-office receipts generated from the re-mastered films. Processing fees are recognized as Services revenue when the performance of the related re-mastering service is completed, provided there is persuasive evidence of an arrangement, the fee is fixed or determinable and collectibility is reasonably assured. Recoupments, calculated as a percentage of box-office receipts, are recognized as Services revenues when box-office receipts are reported by the third party that owns or holds the related film right, provided collectibility is reasonably assured.
     Losses on film production and IMAX DMR services are recognized as costs and expenses applicable to revenues-services in the period when it is determined that the Company’s estimate of total revenues to be realized by the Company will not exceed estimated total production costs to be expended on the film production and the cost of IMAX DMR services.
Film Distribution
     Revenue from the licensing of films is recognized in Services revenues when persuasive evidence of a licensing arrangement exists, the film has been completed and delivered, the license period has begun, the fee is fixed or determinable and collectibility is reasonably assured. When license fees are based on a percentage of box-office receipts, revenue is recognized when box-office receipts are reported by exhibitors, provided collectibility is reasonably assured.
Film Post-Production Services
     Revenues from post-production film services are recognized in Services revenue when performance of the contracted services is complete provided there is persuasive evidence of an arrangement, the fee is fixed or determinable and collectibility is reasonably assured.
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
     Finished goods inventories can contain theater systems for which title has passed to the Company’s customer, under the contract, but the revenue recognition criteria as discussed above have not been met.
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
     Foreign currency derivatives are recognized and measured on the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the consolidated statement of operations except for derivatives designated and qualifying as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the consolidated statement of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the consolidated statement of operations.
Pension Plan and Postretirement Benefit Obligations Assumptions
     The Company’s pension plan and postretirement benefit obligations and related costs are calculated using actuarial concepts, within the framework of the Compensation — Retirement Benefits Topic of the FASB Accounting Standards Codification. A critical assumption to this accounting is the discount rate. The Company evaluates this critical assumption annually or when otherwise required to by accounting standards. Other assumptions include factors such as expected retirement date, mortality rate, rate of compensation increase, and estimates of inflation.
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

Deferred Tax Asset Valuation
     As at September 30, 2009, the Company had net deferred income tax assets of $nil. The Company’s management assesses realization of its deferred tax assets based on all available evidence in order to conclude whether it is more likely than not that the deferred tax assets will be realized. Available evidence considered by the Company includes, but is not limited to, the Company’s historic operation results, projected future operating earnings results, reversing temporary differences, contracted sales backlog at September 30, 2009, changing business circumstances, and the ability to realize certain deferred tax assets through loss and tax credit carry-back and carry-forward strategies. At September 30, 2009, the Company has determined that based on the weight of the available evidence, both positive and negative, a full valuation allowance for the net deferred tax assets was required.
     When there is a change in circumstances that causes a change in judgment about the realizability of the deferred tax assets, the Company would adjust all or a portion of the applicable valuation allowance in the period when such change occurs.
Tax Exposures
     The Company is subject to ongoing tax exposures, examinations and assessments in various jurisdictions. Accordingly, the Company may incur additional tax expense based upon the outcomes of such matters. In addition, when applicable, the Company adjusts tax expense to reflect the Company’s ongoing assessments of such matters which require judgment and can materially increase or decrease its effective rate as well as impact operating results. The Company provides for such exposures in accordance with Income Taxes Topic of the FASB Accounting Standards Codification.
Accounting Standards Updates
     See notes 2 and 18 to the interim condensed consolidated financial statements in Item 1. for information regarding the impact of recently issued accounting pronouncements impacting the Company.
DISCONTINUED OPERATIONS
     The Company has recognized the following item in its three and nine months ended September 30, 2009 and 2008, respectively, condensed consolidated financial statements as a discontinued operation:
     On September 30, 2009, the Company closed its owned and operated Vancouver IMAX theater. The amount of loss to the Company pertaining to lease and guarantee obligations owing to the landlord was estimated at $0.3 million which the Company recognized at September 30, 2009. In the three and nine months ended September 30, 2009, revenues for the Vancouver theater were $0.5 million and $1.1 million, respectively (2008 — $0.6 million and $1.7 million, respectively) and the Company recognized income of less than $0.1 million and a loss of $0.1 million in the three and nine months ended September 30, 2009, respectively (2008 — income of $0.1 million and $0.1 million, respectively) from the operation of the theater. The above transactions are reflected as discontinued operations as there are no continuing cash flows from either a migration or a continuation of activities. The remaining assets and liabilities of the Vancouver owned and operated theater are included in the Company’s consolidated balance sheet as at September 30, 2009 and are disclosed in note 20(b) to the interim condensed consolidated financial statements in Item 1.
     Following the closure of the Vancouver IMAX theater, the Company operated 5 theaters.

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
Three Months Ended September 30, 2009 Versus Three Months Ended September 30, 2008
     The Company reported net income of $1.1 million or $0.02 per share on a basic and diluted basis for the third quarter of 2009 as compared to a net loss of $2.1 million or $0.05 per share on a basic and diluted basis for the third quarter of 2008. Net income for the quarter includes a $3.4 million increase or $0.06 per share on a basic and diluted basis for share-based compensation expense primarily due to the increase in the Company’s stock price and its impact on stock appreciation rights and phantom shares.
     The following table sets forth the breakdown of revenue and gross margin by category:

	Revenue		Gross Margin
	Three Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
IMAX Systems
Sales and sales-type leases(1)	$17,639	$6,007	$9,027	$2,494
Ongoing rent, fees, and finance income(2)	2,431	2,725	2,163	2,354

	20,070	8,732	11,190	4,848

Theater System Maintenance	4,502	4,155	2,109	2,063

Joint Revenue Sharing Arrangements	3,432	1,246	1,749	79

Film
Production and IMAX DMR	7,822	9,174	2,840	6,282
Distribution	3,339	2,412	675	538
Post-production	1,368	1,433	211	355

	12,529	13,019	3,726	7,175

Theater Operations(3)	2,414	4,928	(293)	741

Other	696	788	181	50

	$43,643	$32,868	$18,662	$14,956

(1)	Includes initial rents and fees and the present value of fixed minimum rents and fees from equipment, sales and sales-type lease transactions.

(2)	Includes rental income from operating leases, contingent rents from sales-type leases, contingent fees from sales arrangements and finance income.

(3)	Excludes the impact of discontinued operations.

Revenues and Gross Margin
     The Company’s revenues for the third quarter of 2009 increased by 32.8% to $43.6 million from $32.9 million in the same period last year due in large part to increases in revenue from IMAX systems and joint revenue sharing arrangements. The gross margin across all segments in the third quarter of 2009 was $18.7 million, or 42.8% of total revenue, compared to $15.0 million, or 45.5% of total revenue in the third quarter of 2008.
IMAX Systems
     IMAX systems revenue increased 129.9% to $20.1 million in the third quarter of 2009 as compared to $8.7 million in the third quarter of 2008, resulting primarily from an increase in systems installed and recognized as compared to the prior year comparative period.
     Revenue from sales and sales-type leases increased 193.7% to $17.6 million in the third quarter of 2009 from $6.0 million in the third quarter of 2008. The Company recognized revenue on 13 theater systems which qualified as either sales or sales-type leases in the third quarter of 2009 versus 3 in the third quarter of 2008. There were 13 new theater systems with a value of $15.9 million recognized into revenue in the third quarter of 2009, as compared to 3 new theater systems with a total value of $5.5 million recognized in the third quarter of 2008.
     Average revenue per sales and sales-type lease systems was $1.2 million for the three months ended September 30, 2009, as compared to $1.8 million for the three months ended September 30, 2008. The lower average revenue per sales and sales-type lease systems experienced reflects the digital upgrade of 5 locations which are sold at a lower selling price as compared to a full digital system. The breakdown in mix of sales and sales-type lease and joint revenue sharing arrangement (see discussion below) installations by theater system configuration for the third quarter of 2009 and 2008 is outlined in the table below.

	Three Months
	Ended September 30,
	2009		2008
Sales and Sales-type lease systems — installed and recognized
IMAX 3D GT	1		1
IMAX 3D SR	1		1
IMAX 3D MPX	—		1
IMAX digital	11	(1)	—

	13		3

Joint revenue sharing arrangements — installed and operating
IMAX digital	6	(1)	14

	19		17

(1)	Includes the digital upgrade of 6 systems (4 sales arrangements, 1 treated previously as an operating lease arrangement and 1 system under a joint revenue sharing arrangement) from film-based to digital.
     The Company’s policy is such that once the digital upgrade is provided or the fair value for the upgrade is established, the Company allocates total contract consideration, including any upgrade revenues, between the delivered and undelivered elements on a residual basis and recognizes the revenue allocated to the delivered elements with their associated costs. In the three month period ended September 30, 2009, the Company recognized revenue on one theater system under a sales arrangement that was previously deferred under the Company’s digital upgrade policy.
     Settlement revenue was $0.6 million for the three months ended September 30, 2009 as compared to $nil million in the third quarter of 2008 which related to a consensual buyout for two uninstalled MPX theater systems.
     IMAX theater systems gross margin from sales and sale-type leases, excluding the impact of settlements and asset impairment charges, increased to 51.8% in the third quarter of 2009, from 42.6% in the third quarter of 2008. Gross margin on new sales and sale-type leases systems increased to 57.5% in the third quarter of 2009 from 52.8% in the prior year quarter.

     Ongoing rent revenue and finance income decreased to $2.4 million in the third quarter of 2009 from $2.7 million in the third quarter of 2008. Gross margin for ongoing rent and finance income decreased to $2.2 million in the third quarter of 2009 from $2.4 million in the third quarter of 2008. The decline in revenue and gross margin is primarily due to a decrease in additional rent recognized in the third quarter of 2009 as compared to the third quarter of 2008. Contingent fees included in this caption amounted to $0.1 million in the third quarter of 2009 and $0.1 million in the third quarter of 2008, respectively.
Theater System Maintenance
     Theater system maintenance revenue increased 8.3% to $4.5 million during the third quarter of 2009 as compared to $4.2 million in the third quarter of 2008. Theater system maintenance gross margin was consistent at $2.1 million in the third quarter of 2009 and 2008. Maintenance revenue and margin continues to grow as the number of theaters in the IMAX theater network grows.
Joint Revenue Sharing Arrangements
     Revenue from joint revenue sharing arrangements increased 175.4% to $3.4 million in the third quarter of 2009 compared to $1.2 million in the third quarter of 2008. The Company ended the third quarter with 96 theaters under joint revenue sharing arrangements as compared to 26 theaters at the end of the third quarter of 2008. The increase in revenues from joint revenue sharing arrangements was due to the greater number of theaters operating in the third quarter of 2009 as compared to the third quarter of 2008.
     The gross margin from joint revenue sharing arrangements in the third quarter of 2009 increased to $1.7 million compared to $0.1 million in the third quarter of 2008. The increase was largely due to the increase in the number of joint revenue sharing theaters operating in the third quarter of 2009 as compared to the third quarter of 2008. Included in third quarter gross margin were certain advertising, marketing and selling expenses of $0.3 million associated with the initial launch of 5 new theaters opened during the quarter, similar to the $0.3 million incurred in the prior year period. Excluding these launch expenses, the gross margin would have been $2.0 million for the third quarter of 2009 compared to $0.4 million in the third quarter of 2008.
Film
     Revenues from the Company’s film segments decreased 3.8% to $12.5 million in the third quarter of 2009 from $13.0 million in the third quarter of 2008. Film production and IMAX DMR revenues decreased to $7.8 million in the third quarter of 2009 from $9.2 million in the third quarter of 2008. The decrease in film production and IMAX DMR revenues was due primarily to the performance of The Dark Knight: The IMAX Experience, which was exhibited in the IMAX theater network in the third quarter of 2008 and which was the highest grossing IMAX DMR film to date. Gross box office generated by IMAX DMR films decreased to $57.6 million for the third quarter of 2009 from $66.7 million for the third quarter of 2008. Films exhibited in the current quarter included the last three weeks of Transformers: Revenge of the Fallen: The IMAX Experience, Harry Potter and the Half Blood Prince: An IMAX 3D Experience and Cloudy with a Chance of Meatballs: An IMAX 3D Experience, in comparison to Kung Fu Panda: The IMAX Experience, The Dark Knight: The IMAX Experience and Eagle Eye: The IMAX Experience exhibited in the third quarter of 2008. Film distribution revenues increased 38.4% to $3.3 million in the third quarter of 2009 from $2.4 million in the third quarter of 2008 due to continued strong performance of Under the Sea 3D, which was released on February 13, 2009. The Company did not distribute any new, original titles in the third quarter of 2008. Film post-production revenues were consistent at $1.4 million in the third quarter of 2009 and 2008.
     The Company’s gross margin from its film segments decreased in the third quarter of 2009 to $3.7 million from $7.2 million in the third quarter of 2008. Film production and IMAX DMR gross margin decreased to $2.8 million in the third quarter of 2009 from $6.3 million in the third quarter of 2008 primarily due to a decrease in IMAX DMR revenue and higher DMR costs for the films released in the third quarter of 2009 as compared to third quarter of 2008. This decrease was partially offset by a $0.1 million increase in film distribution gross margins.
Theater Operations
     Theater operations revenue in the third quarter of 2009 decreased to $2.4 million compared to the $4.9 million experienced in the third quarter of 2008. This decrease was attributable to decreases in average ticket prices and attendance, primarily as a result of the record performance of The Dark Knight in the third quarter of 2008 as compared to the DMR film performance in the third quarter of 2009.

     Theater operations margin decreased to a loss of $0.3 million in the third quarter of 2009 as compared to $0.7 million in the third quarter of 2008 due to a decrease in revenues.
Other
     Other revenue decreased to $0.7 million in the third quarter of 2009 compared to $0.8 million in the same period in 2008. Other revenue primarily includes revenue generated from the Company’s camera and rental business and after market sales of projection system parts and 3D glasses.
     The gross margin on other revenue increased by $0.1 million in the third quarter of 2009 as compared to the third quarter of 2008.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased to $12.8 million in the third quarter of 2009 as compared to $10.5 million in the third quarter of 2008. The $2.3 million increase experienced from the prior year comparative period was largely the result of the following:
•	a $3.4 million increase in the Company’s stock-based compensation expense primarily due to the increase in the Company’s stock price during the period (an increase from $8.12 to $9.41 per share this year as compared to a decrease from $6.84 to $5.92 per share in the prior year) and its impact on variable awards such as stock appreciation rights. The Company has no present intention to issue such variable awards in the future; and
•	a $1.0 million increase in legal and professional fees, largely due to an increase in costs incurred in connection with certain regulatory matters.
     These increases were partially offset by:
•	a $1.6 million decrease due to a gain in foreign exchange translation adjustments. During the third quarter of 2009, the Company recorded a foreign exchange gain of $1.0 million due to an increase in the exchange rates of foreign currency denominated receivables, other working capital balances and foreign currency forward contracts, as compared to a loss of $0.6 million recorded in the third quarter of 2008. See note 11(b) of the accompanying condensed consolidated financial statements in Item 1. for more information; and
•	a $0.5 million decrease in staff-related costs and compensation costs, which was the result of a decrease in salaries and benefits of $0.3 million primarily due to a lower average Canadian dollar denominated salary expense and a $0.2 million decrease in travel and entertainment costs.
Research and Development
     Research and development expenses decreased to $1.0 million in the third quarter of 2009 compared to $1.6 million in the third quarter of 2008 due in part to the launch of the Company’s proprietary digitally-based theater projector in July 2008. Through research and development, the Company continues to design and develop digital technologies, cinema-based equipment, software and other technologies to enhance its product offerings. The Company believes that the motion picture industry will be affected by the development of digital technologies, particularly in the areas of content creation (image capture), post-production (editing and special effects), distribution and display. Consequently, the Company continues to make investments in technologies to digitally enhance image resolution and quality of motion picture films and convert monoscopic (2D) to stereoscopic (3D) images. The Company also holds a number of patents, patents pending and intellectual property rights in these areas. In addition, the Company holds numerous digital patents and long-term relationships with key manufacturers and suppliers in digital technology. However, there can be no assurance that the Company will be awarded patents covering its technology or that competitors will not develop similar technologies.
     In recent years, a number of companies have introduced digital 3D projection technology and more and more Hollywood features are being exhibited in 3D using these technologies. The Company believes that there are approximately 2,500 conventionally-sized screens in the U.S. multiplexes equipped with such digital 3D systems. The Company believes that its many competitive strengths, including the IMAX brand name, the quality and immersiveness of The IMAX Experience, its IMAX DMR technology and its patented theater geometry, significantly differentiate the Company’s 3D presentations from any other 3D presentation. Consistent with this view, for the films released to both IMAX 3D theaters and conventional 3D theaters, the IMAX theaters have outperformed the conventional theaters on a per-screen revenue basis.

Receivable Provisions, Net of Recoveries
     Receivable provisions net of recoveries for accounts receivable and financing receivables amounted to a net provision of $0.1 million and $0.3 million in the third quarter of 2009 and 2008, respectively.
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
Interest Income and Expense
     Interest income decreased to less than $0.1 million in the third quarter of 2009 as compared to $0.1 million in the third quarter of 2008.
     Interest expense decreased to $3.1 million in the third quarter of 2009 as compared to $4.5 million in the third quarter of 2008. To date, the Company repurchased $55.6 million aggregate principal amount of the Company’s 9.625% Senior Notes due December 1, 2010 (the “Senior Notes”), which resulted in a decrease in the Company’s interest expense for the quarter. Included in interest expense is the amortization of deferred finance costs in the amount of $0.2 million in the third quarter of 2009 and 2008, respectively, relating to the Company’s Senior Notes. The Company’s policy is to defer and amortize, over the life of the debt instrument, all the costs relating to a debt financing which are paid directly to the debt provider. In addition, on October 2, 2009, the Company announced its to redeem $75.0 million principal amount of the Senior Notes on December 1, 2009. The Company further anticipates redeeming the remaining $29.4 million principal amount of the Senior Notes prior to year-end. The redemption of the outstanding Senior Notes will further reduce future interest expense.
Income Taxes
     The Company’s effective tax rate differs from the statutory tax rate and will vary from year to year primarily as a result of numerous permanent differences, investments and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or reductions in the year, changes in the Company’s valuation allowance based on the Company’s recoverability assessments of deferred tax assets, and favorable or unfavorable resolution of various tax examinations. As at September 30, 2009, the Company had a gross deferred income tax asset of $80.0 million (including a $15.6 million increase due to the impact of filing an election allowing the Company to file its Canadian corporate tax returns in U.S. dollars), against which the Company is carrying a $80.0 million valuation allowance. The Company recorded an income tax provision of $0.3 million for the three months ended September 30, 2009, of which $0.1 million is related to an increase in unrecognized tax benefits. For the three months ended September 30, 2008, the Company recorded an income tax provision of $0.2 million, of which $0.1 million was related to an increase in unrecognized tax benefits.

Nine Months Ended September 30, 2009 Versus Nine Months Ended September 30, 2008
     The Company reported a net income of $1.0 million or $0.02 per share on a basic and diluted basis for the nine months ended September 30, 2009. For the nine months ended September 30, 2008, the Company reported a net loss of $24.6 million or $0.58 per share on a basic and diluted basis. Net income for the nine months ended September 30, 2009 includes a $6.4 million increase or $0.13 per share on a basic and diluted basis for share-based compensation expense primarily due to the increase in the Company’s stock price and its impact on stock appreciation rights and phantom shares.
     The following table sets forth the breakdown of revenue and gross margin by category:

	Revenue		Gross Margin
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
IMAX Systems
Sales and sales-type leases(1)	$37,455	$15,388	$18,504	$7,012
Ongoing rent, fees, and finance income(2)	7,406	7,784	6,116	6,850

	44,861	23,172	24,620	13,862

Theater System Maintenance	13,295	11,989	6,740	5,180

Joint Revenue Sharing Arrangements	12,532	2,027	6,729	6

Film
Production and IMAX DMR	23,658	14,580	12,524	6,012
Distribution	10,075	7,472	1,664	2,658
Post-production	2,755	4,955	906	2,740

	36,488	27,007	15,094	11,410

Theater Operations(3)	8,666	9,782	72	194

Other	1,836	2,446	160	263

	$117,678	$76,423	$53,415	$30,915

(1)	Includes initial rents and fees and the present value of fixed minimum rents and fees from equipment, sales and sales-type lease transactions.

(2)	Includes rental income from operating leases, contingent rents from sales-type leases, contingent fees from sales arrangements and finance income.

(3)	Excludes the impact of discontinued operations.
Revenues and Gross Margin
     The Company’s revenues for the nine months ended September 30, 2009 increased by 54.0% to $117.7 million from $76.4 million in the same period last year due in large part to an increase in revenue from most reportable segments. The gross margin across all segments in the nine months ended September 30, 2009 was $53.4 million, or 45.4% of total revenue, compared to $30.9 million, or 40.5% of total revenue in the nine months ended September 30, 2008.
IMAX Systems
     IMAX systems revenue increased 93.6% to $44.9 million in the nine months ended September 30, 2009 as compared to $23.2 million in the nine months ended September 30, 2008 resulting primarily from an increase in the number of systems installed and recognized as compared to the prior year period.
     Revenue from sales and sales-type leases increased 143.4% to $37.5 million in the nine months ended September 30, 2009 from $15.4 million in the nine months ended September 30, 2008. The Company recognized revenue on 27 theater systems which qualified as either sales or sales-type leases in the nine months ended September 30, 2009 versus 9 in the nine months ended September 30,

2008. There were 26 new IMAX theater systems with a value of $34.2 million recognized into revenue in the nine months ended September 30, 2009, as compared to 9 new IMAX theater systems with a total value of $13.9 million recognized in the nine months ended September 30, 2008. One of the theater systems recognized in the nine months ended September 30, 2009 was a used theater system with a value of $0.5 million while none of the theater systems in the nine months ended September 30, 2008 were used systems. Revenue from sales and sales-type leases also includes a charge against revenues, relating to a termination of a sales-type lease arrangement, of $0.4 million in the nine months ended September 30, 2009 as compared to $nil in the nine months ended September 30, 2008.
     Average revenue per sales and sales-type lease systems was $1.3 million for the nine months ended September 30, 2009 as compared to $1.5 million for the nine months ended September 30, 2008. The lower average revenue per sales and sales-type lease systems experienced reflects the digital upgrade of 10 locations which are sold at a lower selling price as compared to a full digital system. The breakdown in mix of sales and sales-type lease, joint revenue sharing arrangements (see discussion below) and operating lease installations by theater system configuration for the nine months ended September 30, 2009 and 2008 is outlined in the table below.

	Nine Months
	Ended September 30,
	2009		2008
Sales and Sales-type lease systems — installed and recognized
IMAX 3D GT	2		1
IMAX 3D SR	3		1
IMAX 3D MPX	—		7
IMAX digital	22	(1)	—

	27		9
IMAX 3D MPX — installed and deferred	—		3

	27		12

Operating lease — installed and operating
IMAX 3D MPX	1		—
Joint revenue sharing arrangements — installed and operating
IMAX digital	52	(1)	14

	80		26

(1)	Includes the digital upgrade of 18 systems (8 sales arrangements, 2 treated previously as an operating lease arrangement and 8 systems under a joint revenue sharing arrangement) from film-based to digital.
     As noted in the table above, 3 theater systems under sales arrangements subject to provisions providing the customer with an upgrade to a digital system at a discounted price when available were installed in the nine months ended September 30, 2008. Had the transactions not included this digital upgrade clause, the Company would have recognized $3.8 million in revenue and $2.0 million in gross margin related to these sales in the nine months ended September 30, 2008. The Company’s policy is such that once the digital upgrade is provided or the fair value for the upgrade is established, the Company allocates total contract consideration, including any upgrade revenues, between the delivered and undelivered elements on a residual basis and recognizes the revenue allocated to the delivered elements with their associated costs. In the nine month period ended September 30, 2009, the Company installed digital upgrades in 4 of the 5 instances where recognition was previously deferred under the Company’s digital upgrade policy.
     Settlement revenue was $1.9 million for the nine months ended September 30, 2009 as compared to $0.6 million in the nine months ended September 30, 2008. There was a larger number of settlements as compared to the prior year due to conversion agreements and consensual buyouts for uninstalled theater systems.
     IMAX theater systems margin from sales and sale-type leases, excluding the impact of settlements and asset impairment charges, was 49.3% in the nine months ended September 30, 2009, as compared to 46.9% in the nine months ended September 30, 2008. The gross margin experienced in the nine months ended September 30, 2009 reflects the digital upgrade of 10 locations under sales arrangements and a loss of $0.2 million from the sale of 1 used system. Gross margins on sales and sale-type leases of new theater systems was 57.8% and 55.5% in the nine months ended September 30, 2009 and 2008, respectively.

     Ongoing rent revenue and finance income decreased to $7.4 million in the nine months ended September 30, 2009 from $7.8 million in the nine months ended September 30, 2008. Gross margin for ongoing rent and finance income decreased 10.7% to $6.1 million in the nine months ended September 30, 2009 from $6.9 million in the nine months ended September 30, 2008. The change in revenue and gross margin is primarily due to a decrease in additional rent recognized experienced in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. Contingent fees included in this caption amounted to $0.3 million and $0.2 million in the nine months ended September 30, 2009 and 2008, respectively.
Theater System Maintenance
     Theater system maintenance revenue increased 10.9% to $13.3 million during the nine months ended September 30, 2009 as compared to $12.0 million in the nine months ended September 30, 2008. Theater system maintenance gross margin increased to $6.7 million in the nine months ended September 30, 2009 from $5.2 million in the nine months ended September 30, 2008. Maintenance revenue and margin continues to grow as the number of theaters in the IMAX network grows.
Joint Revenue Sharing Arrangements
     Revenue from joint revenue sharing arrangements increased to $12.5 million in the nine months ended September 30, 2009 compared to $2.0 million in the nine months ended September 30, 2008. The Company ended the nine month period with 96 theaters under joint revenue sharing arrangements in operation as compared to 26 theaters in operation at September 30, 2008. The increase in revenues from joint revenue sharing arrangements was due to the significantly higher number of theaters operating in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, and stronger performance of the films exhibited in the current period versus the prior year comparative period, as discussed below.
     The gross margin from joint revenue sharing arrangements in the nine months ended September 30, 2009 increased to $6.7 million from $nil in the nine months ended September 30, 2008. The increase was largely due to the increase in the number of joint revenue sharing theaters operating in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 and stronger film performance in the period. Included in the margin in the first nine months of 2009 were certain advertising, marketing and selling expenses of $2.6 million associated with the initial launch of 44 new theaters opened during the period as compared to $0.5 million for such expenses in the prior year comparative period. Excluding these launch expenses, gross margin would have been $9.3 million for the nine months ended September 30, 2009 compared to $0.5 million for the nine months ended September 30, 2008.
Film
     The Company’s revenues from its film segments increased 35.1% to $36.5 million in the nine months ended September 30, 2009 from $27.0 million in the nine months ended September 30, 2008. Film production and IMAX DMR revenues increased 62.3% to $23.7 million in the nine months ended September 30, 2009 from $14.6 million in the nine months ended September 30, 2008. The increase in film production and IMAX DMR revenues was due primarily to the overall growth of the IMAX theater network and stronger film performance for the films exhibited. Gross box office generated by IMAX DMR films was $170.2 million for the nine months ended September 30, 2009 versus $102.2 million for the nine months ended September 30, 2008. In the nine months ended September 30, 2009, 11 films were exhibited which included Polar Express: An IMAX 3D Experience, The Day The Earth Stood Still: The IMAX Experience, the re-release of The Dark Knight: The IMAX Experience, Jonas Bros: The 3D Concert Experience, Watchmen: The IMAX Experience, Monsters vs. Aliens: An IMAX 3D Experience, Star Trek: The IMAX Experience, Night at the Museum: Battle of the Smithsonian: The IMAX Experience, Transformers: Revenge of the Fallen: The IMAX Experience, Harry Potter and the Half Blood Prince: An IMAX 3D Experience and Cloudy with a Chance of Meatballs: An IMAX 3D Experience, compared to six films exhibited in the nine months ended September 30, 2008, which included The Spiderwick Chronicles: The IMAX Experience, Shine A Light: The IMAX Experience, Speed Racer: The IMAX Experience, Kung Fu Panda: The IMAX Experience, The Dark Knight: The IMAX Experience and Eagle Eye: The IMAX Experience. Film distribution revenues increased 34.8% to $10.1 million in the nine months ended September 30, 2009 from $7.5 million in the nine months ended September 30, 2008 due to the introduction and strong performance of Under the Sea 3D, which was released on February 13, 2009. The Company did not distribute any new titles in the nine months ended September 30, 2008. Film post-production revenues decreased 44.4% to $2.8 million in the nine months ended September 30, 2009 from $5.0 million in the nine months ended September 30, 2008 primarily due to a decrease in third party business.
     The Company’s gross margin from its film segments increased 32.3% in the nine months ended September 30, 2009 to $15.1 million from $11.4 million in the nine months ended September 30, 2008. Film production and IMAX DMR gross margins increased to $12.5 million from $6.0 million in the nine months ended September 30, 2008 largely due to an increase in IMAX DMR revenue. The increase was offset by lower film distribution and film post-production margins. The film distribution margin of $1.7 million in the nine months ended September 30, 2009 was lower than the $2.7 million experienced in the nine months ended September 30, 2008. Film post-production gross margin decreased by $1.8 million due to a decrease in third party business as compared to the prior year period.
Theater Operations
     Theater operations revenue in the nine months ended September 30, 2009 decreased to $8.7 million in comparison to the $9.8 million experienced in the nine months ended September 30, 2008. This decrease was attributable to decreases in average ticket prices and attendance at certain of the Company’s owned theaters.
     Theater operations margin decreased $0.1 million to $0.1 million in the nine months ended September 30, 2009 as compared to $0.2 million in the nine months ended September 30, 2008.
Other
     Other revenue decreased to $1.8 million in the nine months ended September 30, 2009 compared to $2.4 million in the same period in 2008. Other revenue primarily includes revenue generated from the Company’s camera and rental business and after market sales of projection system parts and 3D glasses.
     The gross margin on other revenue was $0.1 million lower in the nine months ended September 30, 2009 as compared to 2008.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased to $35.9 million in the nine months ended September 30, 2009 as compared to $34.1 million in 2008. The $1.8 million increase experienced from the prior year comparative period was largely the result of the following:
•	a $6.4 million increase in the Company’s stock-based compensation expense primarily due to an increase in the Company’s stock price during the period (an increase from $4.46 to $9.41 per share this year as compared to a decrease from $6.82 to $5.92 per share in the prior year) and its impact on variable awards such as stock appreciation rights. The Company has no present intention to issue such variable awards in the future; and

•	a $0.9 million increase in legal and professional fees, including professional fees of approximately $1.0 million in connection with the termination of a service arrangement offset by $0.1 million savings in other areas.
     These increases were partially offset by:
•	a $2.4 million decrease in staff-related costs and compensation costs, which was the result of a decrease in salaries and benefits of $1.5 million primarily due to a lower average Canadian dollar denominated salary expense and a $0.9 million decrease in travel and entertainment costs; and

•	a $3.1 million decrease due to a gain in foreign exchange translation adjustments. During the nine months ended September 30, 2009, the Company recorded a foreign exchange gain of $2.3 million due to an increase in the exchange rates of foreign currency denominated receivables, other working capital balances and foreign currency forward contracts, as compared to a loss of $0.8 million recorded in the nine months ended September 30, 2008. See note 11(b) of the accompanying condensed consolidated financial statements in Item 1 for more information.
Receivable Provisions, Net of Recoveries
     Receivable provisions net of recoveries for accounts receivable and financing receivables amounted to a net provision of $1.1 million in the nine months ended September 30, 2009 as compared to $1.1 million in the nine months ended September 30, 2008.
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

Interest Income and Expense
     Interest income decreased to less than $0.1 million in the nine months ended September 30, 2009 as compared to $0.3 million in the nine months ended September 30, 2008.
     Interest expense decreased to $11.6 million in the nine months ended September 30, 2009 as compared to $13.3 million in the nine months ended September 30, 2008. During the period, the Company repurchased $55.6 million aggregate principal amount of the Company’s 9.625% Senior Notes which resulted in a decrease in the Company’s interest expense for the nine months ended September 30, 2009. Included in interest expense is the amortization of deferred finance costs in the amount of $0.8 million in the nine months ended September 30, 2009 and 2008, respectively, relating to the Company’s Senior Notes. The Company’s policy is to defer and amortize, over the life of the debt instrument, all the costs relating to a debt financing which are paid directly to the debt provider. In addition, on October 2, 2009, the Company announced its intention to redeem $75.0 million principal amount of the Senior Notes on December 1, 2009. The Company further anticipates redeeming the remaining $29.4 million principal amount of the Senior Notes prior to year-end. The redemption of the outstanding Senior Notes will further reduce future interest expense.
Research and Development
     Research and development expenses decreased to $2.7 million in the nine months ended September 30, 2009 compared to $6.2 million in the nine months ended September 30, 2008. The expenses incurred in the nine months ended September 30, 2008 principally reflect a high level of research and development activities pertaining to development of the Company’s proprietary digitally-based theater projector, which was launched in July 2008. Through research and development, the Company continues to design and develop digital technologies, cinema-based equipment, software and other technologies to enhance its product offerings. The Company believes that the motion picture industry will be affected by the development of digital technologies, particularly in the areas of content creation (image capture), post-production (editing and special effects), distribution and display. Consequently, the Company has made significant investments in digital technologies, including the development of proprietary, patent-pending technology related to a digital projector, as well as technologies to digitally enhance image resolution and quality of motion picture films, and convert monoscopic (2D) to stereoscopic (3D) images. The Company also holds a number of patents, patents pending and intellectual property rights in these areas. In addition, the Company holds numerous digital patents and long-term relationships with key manufacturers and suppliers in digital technology. However, there can be no assurance that the Company will be awarded patents covering its technology or that competitors will not develop similar technologies.
Outlook
     Based on the Company’s expectation of 2009 theater system installations, particularly those under joint revenue sharing arrangements, and its estimate of films to be released in 2009, the Company continues to anticipate higher revenues in 2009 as compared to 2008. Actual revenue for the first three quarters of 2009 was higher than for the first three quarters of 2008 and the Company continues to expect higher revenues for the fourth quarter of 2009 as compared to the prior year period.
     In addition to the 80 theater systems installed in the first three quarters of 2009, the Company currently estimates that approximately 28 to 32 of the 163 theater systems arrangements in its backlog as at September 30, 2009 will be installed and accepted in the fourth quarter of 2009. By the end of 2009, the Company’s total theater network is expected to have increased by approximately 20% over the prior year and its commercial theater network by approximately 30% over the prior year as the vast majority of the new 2009 systems are to be installed in commercial settings. Included in these estimates are a select number of digital system upgrades that the Company expects to install in the fourth quarter. However, the Company cautions that theater system installations slip from period to period in the course of the Company’s business and such slippages remain a recurring and unpredictable part of its business. These slippages and delays could impact the timing of revenue recognition. In addition, each year the Company installs a number of systems that are signed in that same calendar year.
     The recent growth of the IMAX theater network is largely attributable to the introduction of the Company’s digital projector in 2008, which the Company believes provides a differentiated experience to moviegoers that is consistent with what they have come to expect from the IMAX brand, and is a compelling proposition for a large portion of its customer base for a number of reasons. The savings to the studios as a result of eliminating film prints are considerable, as the typical cost of an IMAX film print ranges from $20 thousand per 2D print to $45 thousand per 3D print. Removing those costs significantly increases the profit of an IMAX release for a studio which, the Company believes, provides more incentive for studios to release their films to IMAX theaters. The Company similarly believes that economics change favorably for its exhibition clients as a result of a digital theater system, since lower print costs, of approximately $200 per film per system, and the increased programming flexibility that digital delivery provides allows theaters to program at least 10 to 12 IMAX DMR films per year, thereby increasing both customer choice and total box-office revenue. The Company anticipates releasing 15 IMAX DMR films to the IMAX theater network in 2009. Finally, the Company believes that digital transmission will allow attractive alternate programming, such as live sporting events and concerts to be shown, in the immersive environment of an IMAX theater. To date, the Company has signed agreements with exhibitors for 238 digital projection systems, of which 117 theaters were open to the public as of September 30, 2009. The Company intends to continue to provide digital upgrades to its customers at lower margins, for strategic reasons.
     The Company’s improved financial performance in 2009 is attributable not only to the growth of the IMAX theater network, but also to the strength of the 2009 film slate and the increased number of films that the Company expects will be released to the IMAX theater network in 2009.
     The Company believes 4 titles will be released to its theater network during the remaining three months of 2009:
•	Where the Wild Things Are: The IMAX Experience (WB, October 2009);

•	Michael Jackson’s This Is It: The IMAX Experience (Sony Pictures Releasing International, October 2009)

•	A Christmas Carol: An IMAX 3D Experience (Walt Disney Pictures and ImageMovers Digital, November 2009); and

•	Avatar: An IMAX 3D Experience (Twentieth Century Fox, December 2009).
     Disney’s “A Christmas Carol: An IMAX 3D Experience”, directed by Robert Zemeckis (The Polar Express) is slated for wide release to the IMAX theater network under a 2008 multi-picture arrangement with Walt Disney Studios, which also includes the scheduled 2010 releases of Disney’s Alice in Wonderland: An IMAX 3D Experience and Tron: Legacy: An IMAX 3D Experience. As a result of a box office milestone reached in connection with DreamWorks Animation SKG, Inc.’s release of Monsters vs. Aliens: An IMAX 3D Experience, DreamWorks Animation is contractually obligated to release two additional films to the IMAX theater network: How to Train Your Dragon: An IMAX 3D Experience and Shrek Forever After: An IMAX 3D Experience during the first six months of 2010. In addition, the Company, in conjunction with WB and the National Aeronautics and Space Administration (NASA), announced that the next IMAX 3D space film, which will chronicle the Hubble Space Telescope, is scheduled for release to IMAX theaters beginning in 2010. In October 2009, the Company and WB announced an agreement to release Inception: The IMAX Experience to the IMAX theater network in July 2010. The Company also remains in active negotiations with virtually all of Hollywood’s studios for additional films to fill out its short and long-term film slate. To that end, the Company and Columbia Pictures recently announced the release of Spiderman 4: The IMAX Experience to IMAX theaters simultaneously with the film’s worldwide release in May 2011.
     In June 2009, the Company and Huayi Bros. Media Corporation Ltd., China’s largest privately owned media group, announced an agreement to release up to 3 mainstream, commercial Chinese pictures to IMAX theaters in China, other parts of Asia and key North American markets beginning in July 2010 with the film “Aftershock.” In addition, the Company is evaluating DMR opportunities in other international markets.
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
     Given the Company’s improved financial performance year-to-date, the Company anticipates continued improved financial performance for the fourth quarter of 2009 as compared to the fourth quarter of 2008. The global macro-environment, however, remains volatile and the U.S. and global economies could remain significantly challenged for an indeterminate period of time. While historically the movie industry has been somewhat resistant to economic downturns, and while the Company has taken steps to mitigate the effect of the economic downturn on its operations, present economic conditions, which are beyond the Company’s control, could lead to a decrease in discretionary consumer spending. It is difficult to predict the severity and duration of any decrease in consumer spending resulting from the economic downturn and what affect it may have on the movie industry in general and IMAX DMR box-office results in particular. Year-to-date box-office results have been strong despite the general economic environment. According to various industry reports and trade publications, year-to-date domestic gross box office totalled approximately $8.6 billion through November 2, 2009, approximately a 7.2% increase over the same period last year.
     To date, including the recently announced Pathé Netherlands agreement, the Company has signed joint revenue sharing arrangements for 159 theater systems, 96 of which have been installed as at September 30, 2009. As the Company adds joint revenue sharing systems to its theater base, the Company’s revenues are increasingly dependent on the performance of the films released in IMAX DMR, which directly impact box-office and concessions revenues. Accordingly, the Company’s revenues are increasingly exposed to any decline in attendance at commercial IMAX theaters. If the industry were to face declining admissions, commercial exhibitors could become less willing or, as a result of disruptions in the capital and credit markets that may limit exhibitors’ access to capital, less able to invest capital in new IMAX theaters or to fulfill their existing obligations to the Company. As a result, the Company’s revenues could be lower than expected.
     In the last several months, the Company has taken several important steps to refinance its existing indebtedness. In June and August 2009, the Company completed public offerings of 11,270,000 (public offering price of $7.15 per share) and 6,764,706 (public offering price of $8.50 per share), respectively, of its common shares (see note 15 to the accompanying condensed consolidated financial statements in Item 1). The Company used a portion of the $130.6 million aggregate net proceeds of the equity offerings to repurchase $55.6 million principal amount of the Company’s 9.625% Senior Notes due December 2010 (the “Senior Notes”). The Company intends to use available borrowings, the remainder of the proceeds of the equity offerings as well as cash on hand to redeem, prior to year-end, the $104.4 million aggregate principal amount of the Senior Notes which remain outstanding (see note 7 to the accompanying condensed consolidated financial statements in Item 1. for further information). In addition, on November 4, 2009, the Company entered into a Commitment Letter with Wachovia, pursuant to which Wachovia, with the participation of the EDC, has committed to provide the Company with a four-year senior secured revolving and term loan facility with maximum aggregate borrowings of $75.0 million.  The Proposed Credit Facility will expand and extend the Company’s existing credit facility, which expires in October 2010. The Company believes that the additional borrowing capacity under the Proposed Credit Facility, as well as the reduced interest expense of approximately $15.0 million in comparison to 2008 levels associated with the repurchase and redemption of the Senior Notes, have improved the Company’s liquidity position for the remainder of 2009, as well as for 2010 and beyond. Accordingly, the Company currently believes that cash flow from future operations together with existing cash and borrowing available under the Company’s Proposed Credit Facility will be sufficient to fund the Company’s business operations, including its strategic initiatives relating to joint revenue sharing arrangements, the continued roll-out of its proprietary digitally-based projection system and its pension obligations for the foreseeable future.
LIQUIDITY AND CAPITAL RESOURCES
Credit Facility
     As at September 30, 2009, the Company’s borrowing capacity under the Credit Facility (which is subject to limited under the terms of the Indenture governing the Senior Notes) is $10.5 million after deduction for outstanding borrowings of $20.0 million, letters of credit and advance payment guarantees of $0.3 million and the minimum Excess Availability reserve (as defined in the Credit Facility) of $5.0 million, compared with a borrowing capacity, as at December 31, 2008, of $10.5 million after deduction for outstanding borrowings of $20.0 million, letters of credit and advanced payment guarantees of $1.4 million and the minimum excess availability reserve of $5.0 million. The Credit Facility bears interest at the applicable prime rate per annum or LIBOR plus a margin as specified therein. As at September 30, 2009, outstanding borrowings bear interest at the LIBOR rate plus an applicable margin. The effective interest rates for the three and nine months ended September 30, 2009 were 2.03% and 2.15%, respectively under the Credit Facility (2008 — 4.49% and 4.43%, respectively).
     On November 4, 2009, the Company entered into a Commitment Letter with Wachovia, pursuant to which Wachovia, with the participation of EDC, has committed to provide the Company with up to a $75.0 million senior secured credit facility (the “Proposed Credit Facility”). The Proposed Credit Facility, with a scheduled maturity of October 31, 2013, will consist of revolving loans of up to $40.0 million, subject to a borrowing base calculation (as described below), and a term loan of $35.0 million.  Under the terms of the Commitment Letter, the Company will amend and restate its prior credit agreement with Wachovia (such amended and restated credit agreement being the “Proposed Credit Agreement”) and enter into related security arrangements. Certain of the Company’s subsidiaries will serve as guarantors of the Company’s obligations under the Proposed Credit Facility and enter into related security arrangements.
     The revolving portion of the Proposed Credit Facility will permit maximum aggregate borrowings equal to the lesser of:
(i) $40.0 million, and
(ii) a collateral calculation based on the percentages of the book values of the Company’s net investment in sales-type leases, financing receivables, certain trade accounts receivable, finished goods inventory allocated to backlog contracts and the appraised values of the expected future cash flows related to operating leases and the Company’s owned real property, reduced by certain accruals and accounts payable and subject to other conditions, limitations and reserve right requirements.

     The revolving portion of the Proposed Credit Facility will bear interest, at the Company’s option, at either (i) LIBOR plus a margin of 2.75% per annum, or (ii) Wachovia’s prime rate plus a margin of 1.25% per annum. The term loan portion of the Proposed Credit Facility will bear interest at, the Company’s option, at either (i) LIBOR plus a margin of 3.75% per annum, or (ii) Wachovia’s prime rate plus a margin of 2.25% per annum. The revolving portion of the Proposed Credit Facility will include a sub-limit of $20.0 million for letters of credit.
     The Proposed Credit Facility, which will be collateralized by a first priority security interest in all of the current and future assets of the Company, will provide that so long as the term loan remains outstanding, the Company will be required to maintain: (i) a ratio of funded debt (to be defined in the Proposed Credit Agreement) to EBITDA (to be defined in the Proposed Credit Agreement) of not more than 2:1 through December 31, 2010, and (ii) a ratio of funded debt to EBITDA of not more than 1.75:1 thereafter. If the Company will have repaid the term loan in full, it will remain subject to such ratio requirements only if Excess Availability (to be defined in the Proposed Credit Agreement) is less than $10.0 million or Cash and Excess Availability (to be defined in the Proposed Credit Agreement) is less than $15.0 million. The Company will also be required to maintain a Fixed Charge Coverage Ratio (to be defined in the Proposed Credit Agreement) of not less than 1.1:1.0; provided, however, that if the Company will have repaid the term loan in full, it will remain subject to such ratio requirement only if Excess Availability is less than $10.0 million or Cash and Excess Availability is less than $15.0 million. At all times, under the terms of the Proposed Credit Facility, the Company will be required to maintain minimum Excess Availability of not less than $5.0 million and minimum Cash and Excess Availability of not less than $15.0 million.
     The Proposed Credit Agreement will contain typical affirmative and negative covenants, including covenants that limit or restrict the ability of IMAX and the guarantors to: incur certain additional indebtedness; make certain loans, investments or guarantees; pay dividends; make certain asset sales; incur certain liens or other encumbrances; conduct certain transactions with affiliates and enter into certain corporate transactions.
     Wachovia’s obligations under the Commitment Letter, which expire on December 31, 2009, are subject to various conditions including the negotiation of legal documentation and the satisfaction of customary conditions precedent for financings of this type.
Letters of Credit and Other Commitments
     As at September 30, 2009, the Company has letters of credit and advance payment guarantees of $0.3 million outstanding (December 31, 2008 — $1.4 million), of which the entire balance has been secured by the Credit Facility. Outstanding letters of credit and advance payment guarantees under the Credit Facility remain outstanding under the New Credit Facility.
     The Company also has a $10.0 million facility for advance payment guarantees and letters of credit through the Bank of Montreal for use solely in conjunction with guarantees fully insured by EDC (the “Bank of Montreal Facility”). On October 2, 2008, the Company entered into an amendment to increase the amount available by $5.0 million to $10.0 million. The Bank of Montreal Facility is unsecured and includes typical affirmative and negative covenants, including delivery of annual consolidated financial statements within 120 days of the end of the fiscal year. The Bank of Montreal Facility is subject to periodic annual reviews. As at September 30, 2009, the Company had letters of credit outstanding of $5.1 million compared with $5.2 million as at December 31, 2008, under the Bank of Montreal Facility.
Senior Notes due December 2010
     As at September 30, 2009, the Company had outstanding $104.4 million (December 31, 2008 — $160.0 million) in principal amount of Senior Notes due December 1, 2010.
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
     During the nine months ended September 30, 2009, the Company repurchased $55.6 million aggregate principal amount of the Company’s 9.625% Senior Notes. The Company paid cash to reacquire its bonds, thereby releasing the Company from further obligations to various holders under the Indenture governing the Senior Notes. The Company accounted for the bond repurchase in accordance with the Debt Topic of the FASB Accounting Standards Codification whereby the net carrying amount of the debt extinguished was the face value of the bonds adjusted for any unamortized premium, discount and costs of issuance, which resulted in a loss of $0.2 million and a gain of $0.2 million in the three and nine months ended September 30, 2009.
     In addition, on October 2, 2009, the Company provided notice of its intent to redeem $75.0 million principal amount of the Senior Notes on December 1, 2009. The Company further anticipates redeeming the remaining $29.4 million principal amount of the Senior Notes prior to year-end.
Cash and Cash Equivalents
     As at September 30, 2009, the Company’s principal sources of liquidity included cash and cash equivalents of $98.7 million, the Credit Facility, trade accounts receivable of $21.4 million and anticipated collection from financing receivables due in the next 12 months of $11.0 million. As at September 30, 2009, the Company had drawn down $20.0 million on the Credit Facility, and had letters of credit of $0.3 million outstanding under the Credit Facility and $5.1 million under the Bank of Montreal Facility.
     During the nine months ended September 30, 2009, the Company’s operations, including investment in film assets, provided cash of $13.3 million and the Company used cash of $18.9 million to fund capital expenditures, principally to build equipment for use in joint revenue sharing arrangements. In addition, the Company has experienced an operating loss in the last 3 fiscal years. Based on management’s current operating plan for 2009, the Company expects to continue to use cash as it deploys additional theater systems under joint revenue sharing arrangements. Cash flows from joint revenue sharing arrangements are derived from the theater box office and concession revenues and the Company invested directly in the roll out of 44 new theater systems and 8 digital upgrades under joint revenue sharing arrangements during the nine months ended September 30, 2009.
     In the last several months, the Company has taken several important steps to refinance its existing indebtedness. In June and August 2009, the Company completed public offerings of 11,270,000 and 6,764,706, respectively, of its common shares (see note 15 to the accompanying condensed consolidated financial statements in Item 1). The Company used a portion of the $130.6 million aggregate net proceeds of the equity offerings to repurchase $55.6 million principal amount of the Company’s Senior Notes. The Company intends to use available borrowings, the remainder of the proceeds of the equity offerings as well as cash on hand to redeem, prior to year-end, the $104.4 million aggregate principal amount of the Senior Notes which remain outstanding (see note 7 to the accompanying condensed consolidated financial statements in Item 1. for further information). In addition, on November 4, 2009, the Company entered into a the Commitment Letter with Wachovia, pursuant to which Wachovia, with the participation of the EDC has committed to provide the Company with a four-year senior secured revolving and term loan facility with maximum aggregate borrowings of $75.0 million. The Proposed Credit Facility will expand and extend the Company’s existing credit facility which expires in October 2010. If the aforementioned transactions were completed at September 30, 2009, pro forma debt and cash balances would have been approximately $50.0 million and $20.0 million, respectively. The Company believes that the additional borrowing capacity under the Proposed Credit Facility, as well as the reduced interest expense of approximately $15.0 million per annum in comparison to 2008 levels associated with the repurchase and redemption of the Senior Notes, have improved the Company’s liquidity position for the remainder of 2009, as well as going forward into 2010 and beyond. Accordingly, the Company currently believes that cash flow from future operations together with existing cash and borrowing available under the Company’s Proposed Credit Facility will be sufficient to fund the Company’s business operations, including its strategic initiatives relating to joint revenue sharing arrangements, the continued roll-out of its proprietary digitally-based projection system and its pension obligations for the foreseeable future. The Company similarly believes it will be able to continue to meet its commitments for at least the 12 month period commencing October 1, 2009.
     The Company’s operating cash flow will be adversely affected if management’s projections of future signings for theater systems and film productions, installations and film performance are not realized. The Company forecasts its short-term liquidity requirements on a quarterly and annual basis. Since the Company’s future cash flows are based on estimates and there may be factors that are outside of the Company’s control (see “Risk Factors” in Item 1A in the Company’s 2008 Form 10-K), there is no guarantee that the Company will continue to be able to fund its operations through cash flows from operations. Under the terms of the Company’s typical sale and sales-type lease agreement, the Company receives substantial cash payments before the Company completes the performance of its obligations. Similarly, the Company receives cash payments for some of its film productions in advance of related cash expenditures.
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
     Cash provided by operating activities amounted to $13.3 million for the nine months ended September 30, 2009. Changes in other non-cash operating assets as compared to December 31, 2008 include: an increase of $3.4 million in financing receivables; a decrease of $2.9 million in accounts receivable; a decrease of $4.5 million in inventories; an increase of $0.4 million in prepaid expenses, which primarily relates to prepaid directors’ and officers’ liability insurance for 2009; and a decrease of $0.4 million in other assets which includes a $0.3 million decrease in commissions and other deferred selling expenses and a $0.1 million decrease in insurance recoveries receivable. Changes in other non-cash operating liabilities as compared to December 31, 2008 include: a decrease in deferred revenue of $11.8 million related to amounts relieved from deferred revenue related to theater system installations in the current period offset by backlog payments received; a decrease in accounts payable of $3.7 million and an increase of $6.5 million in accrued liabilities. Included in accrued liabilities at September 30, 2009, was $27.9 million in respect of accrued pension obligations which are mainly long-term in nature.
     Investing Activities
     Net cash used in investing activities amounted to $19.7 million in the nine months ended September 30, 2009 compared to $13.0 million in 2008, which includes an investment in joint revenue sharing equipment of $18.1 million, purchases of $0.8 million in property, plant and equipment, an increase in other assets of $0.6 million and an increase in other intangible assets of $0.2 million.
     Financing Activities
     Net cash provided by financing activities in the nine months ended September 30, 2009, amounted to $79.3 million due to the issuance of common shares in the period, net of common share issuance costs, offset by the use of proceeds to repurchase Senior Note indebtedness.
     Capital Expenditures
     Capital expenditures including the Company’s investment in joint revenue sharing equipment, purchase of property, plant and equipment net of sales proceeds and investments in film assets were $25.8 million for the nine months ended September 30, 2009. The Company anticipates a higher level of capital expenditures in 2009 as compared to 2008 related, in part, to the anticipated roll-out of approximately 24 theaters pursuant to joint revenue sharing arrangements in the remainder of 2009, all of which the Company currently intends to fund through cash on hand and availability under the Credit Facility.
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
     As at September 30, 2009, the Company had 117 digital theaters installed and operating in exhibitor theaters and 137 digital theater system arrangements in its backlog, which include the significant transactions described below.

     On December 7, 2007, the Company announced a significant joint revenue sharing arrangement with American-Multi Cinemas, Inc. for the installation of 100 digital projection systems to be installed in the latter half of 2008 through 2010. The Company has projected that the deal will ultimately double the size of the commercial IMAX theater network in North America and triple the number of IMAX theaters in North American multiplexes, which are the primary targets of the Company’s business efforts. In December 2007, the Company announced that it estimates that the AMC agreement will generate $35.0 million in incremental earnings and $229.0 million in cumulative cash flow over 10 years, under certain assumptions. The system roll-out is to be implemented in 2 phases of 50 systems each, with the rollout of the second phase being subject to the achievement of certain performance threshold. The Company has met those thresholds and therefore as of September 30, 2009, the Company has installed 54 of the 100 digital projection systems contracted for under the agreement with AMC.
     The Company and Regal Cinemas, Inc (“Regal”) announced on March 24, 2008 a joint revenue sharing agreement to install 31 digital projection systems at Regal locations in 20 major U.S. markets. As of September 30, 2009, the Company has installed 22 of the 31 digital projection systems. In June 2008, the Company and Hoyts Multiplex Cinemas PTY Ltd (“Hoyts”) entered into a joint revenue sharing arrangement for 4 digital projection systems. To date, the Company has installed 3 of the 4 digital projection systems. In July 2008, the Company signed a joint revenue sharing arrangement with Tokyu Recreation Co., Ltd (“Tokyu”) to install up to 4 digital projection systems, 3 of which were installed as of September 30, 2009. In September 2008, the Company signed a joint revenue sharing arrangement with Cineplexx Kinobetriebe GMBH (“Cineplexx”) for 3 digital projection systems, 2 of which were installed as of September 30, 2009.
     On October 20, 2009, the Company and Pathé Netherlands, a Europalaces/Pathé company and the largest exhibitor in The Netherlands, announced an agreement to install 2 new IMAX theater systems, as well as a digital upgrade to the exhibitor’s existing film-based system, as part of an expanded joint revenue sharing arrangement between the two companies.
     The Company anticipates meeting the cash requirements needed to manufacture the digital projection systems in its joint revenue sharing arrangements through a combination of cash on hand, cash inflows from future operations and draws on its Proposed Credit Facility.
     In addition, on March 10, 2008, the Company announced an agreement for 35 digital theater systems (under its traditional sales/sales-type-lease structure) with RACIMEC to be installed in Central and South America and the Caribbean. RACIMEC has made an initial cash-payment in connection with the terms of its agreement with the Company.
Pension and Postretirement Obligations
     The Company has a defined benefit pension plan, the SERP, covering Messrs. Gelfond and Wechsler. As at September 30, 2009, the Company had an unfunded and accrued projected benefit obligation of approximately $27.9 million (December 31, 2008 — $26.4 million) in respect of the SERP. At the time the Company established the SERP, it also took out life insurance policies on Messrs. Gelfond and Wechsler with coverage amounts of $21.5 million in aggregate. The Company may use the proceeds of life insurance policies taken on Messrs. Gelfond and Wechsler to be applied towards the benefits due and payable under the SERP, although there can be no assurance that the Company will ultimately do so. As at September 30, 2009, the cash surrender value of the insurance policies is $7.1 million (December 31, 2008 — $6.2 million).
     In July 2000, the Company agreed to maintain health benefits for Messrs. Gelfond and Wechsler upon retirement. As at September 30, 2009, the Company had an unfunded benefit obligation of $0.4 million (December 31, 2008 — $0.4 million).
     On March 8, 2006, the Company and Messrs. Gelfond and Wechsler negotiated an amendment to the SERP which reduced the related pension expense to the Company effective January 1, 2006. Under the terms of the SERP amendment, to reduce ongoing costs to the Company, the cost of living adjustment and surviving spouse benefits previously owed to Messrs. Gelfond and Wechsler are each reduced by 50%, subject to a recoupment of a percentage of such benefits upon a change of control of the Company, and the net present value of the reduced pension benefit payments is accelerated and paid out upon a change of control of the Company. The amendment resulted in reduction of the accrued pension liability by $6.2 million, a reduction in other assets of $3.4 million and a past services credit of $2.8 million. The benefits were 50% vested as at July 2000, the SERP initiation date. The vesting percentage increases on a straight-line basis from inception until age 55. As at September 30, 2009, Mr. Wechsler’s benefits were 100% vested while the benefits of Mr. Gelfond were approximately 95.9% vested. The vesting percentage of a member whose employment terminates other than by voluntary retirement or upon a change in control shall be 100%. Upon a termination for cause, prior to a change of control, the executive shall forfeit any and all benefits to which such executive may have been entitled, whether or not vested.

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
     Under the terms of the SERP, monthly annuity payments payable to Mr. Wechsler, whose employment as Co-CEO terminated effective April 1, 2009, were deferred for six months and were paid in the form of a lump sum plus interest on the deferred amount on October 1, 2009. Thereafter, in accordance with the terms of the SERP, Mr. Wechsler is entitled to receive monthly annuity payments until the earlier of a change of control or August 1, 2010, at which time he is entitled to receive remaining benefits in the form of a lump sum payment.
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
CONTRACTUAL OBLIGATIONS
     Payments to be made by the Company under contractual obligations are as follows:

	Payments Due by Period
	Total
(In thousands of U.S. Dollars)	Obligations	2009	2010	2011	2012	2013	Thereafter

Senior Notes due December 2010
Principal	$104,437	$75,000	$29,437	$—	$—	$—	$—
Interest	7,859	5,026	2,833	—	—	—	—
Revolving Credit Facility Loan	20,000	—	20,000	—	—	—	—
Capital lease obligations	200	36	93	27	23	21	—
Operating lease obligations	25,521	1,541	6,417	6,284	6,008	2,151	3,120
Pension obligations (1)	30,173	861	15,342	13,970	—	—	—
Postretirement benefits obligations	125	10	14	30	34	37	—
Purchase obligations	6,728	6,728	—	—	—	—	—

	$195,043	$89,202	$74,136	$20,311	$6,065	$2,209	$3,120

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
     A majority of the Company’s revenue is denominated in U.S. dollars while a significant portion of its costs and expenses is denominated in Canadian dollars. A portion of the Company’s net U.S. dollar cash flows is converted to Canadian dollars to fund Canadian dollar expenses through the spot market. In Japan, the Company has ongoing operating expenses related to its operations. Net Japanese yen cash flows are converted to U.S. dollars through the spot market. The Company also has cash receipts under leases denominated in Japanese yen, Euros and Canadian dollars. For the three and nine months ended September 30, 2009, the Company recorded a translation gain of $1.0 million and $2.3 million, respectively (including $0.1 million and $0.7 million, respectively of appreciation on unhedged forward contracts — see discussion below) compared with a translation gain of less than $0.6 million and a loss of $0.8 million for three and nine months ended September 30, 2008, respectively, primarily from the receivables associated with leases denominated in Canadian dollars, as the value of the U.S. dollar declined in relation to the Canadian dollar.
     Beginning in the fourth quarter of 2008 and continuing in 2009, the Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies with settlement dates throughout 2009 and 2010. In addition, at September 30, 2009, the Company held foreign currency forward contracts to manage foreign currency risk on future anticipated Canadian dollar expenditures that were not considered foreign currency hedges by the Company. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the consolidated statement of operations except for derivatives designated and qualifying as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the consolidated statement of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the consolidated statement of operations. The notional value of these contracts at September 30, 2009 was $6.8 million (December 31, 2008 — $13.1 million). A gain of $1.2 million and $2.0 million was recorded to Other Comprehensive Income with respect to the appreciation in the value of these contracts in the three and nine months ended September 30, 2009, respectively (2008 — $nil and $nil). A gain of $0.8 million and $1.1 million for the three and nine months ended September 30, 2009 (2008 — $nil and $nil) was reclassified from Accumulated Other Comprehensive Income to selling, general and administrative expenses. Appreciation or depreciation on forward contracts not meeting the requirements for hedge accounting in the Derivatives and Hedging Topic of the FASB Accounting Standards Codification are recorded to selling, general and administrative expenses. The notional value of forward contracts that do not qualify for hedge accounting at September 30, 2009 was $9.2 million (December 31, 2008 — $17.1 million).
     For all derivative instruments, the Company is subject to counterparty credit risk to the extent that the counterparty may not meet its obligations to the Company. To manage this risk, the Company enters into derivative transactions only with major financial institutions.
     The Company is also subject to interest rate risk on its Credit Facility borrowings of $20.0 million as at September 30, 2009 (2008 — $20.0 million).
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
     The Company’s management, with the participation of its CEO and its CFO, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as at September 30, 2009 and has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequate and effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     There were no changes in the Company’s internal control over financial reporting which occurred during the nine months ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     See note 10 to the interim condensed consolidated financial statements for information regarding legal proceedings involving the Company.
Item 1A. Risk Factors
     There have been no material changes to the factors disclosed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits

Exhibit
No.	Description

4.23	Sixteenth Supplemental Indenture, dated as of August 10, 2009, among IMAX Corporation, the Existing Guarantors (as defined therein), the First Supplemental Guarantors named in the Supplemental Indenture, the Second Supplemental Guarantors named in the Second Supplemental Indenture, the Fifth Supplemental Guarantors named in the Fifth Supplemental Indenture, the Sixth Supplemental Guarantors named in the Sixth Supplemental Indenture, the Seventh Supplemental Guarantors named in the Seventh Supplemental Indenture, the Eighth Supplemental Guarantors named in the Eighth Supplemental Indenture, the Tenth Supplemental Guarantors named in the Tenth Supplemental Indenture, the Eleventh Supplemental Guarantors named in the Eleventh Supplemental Indenture, the Fourteenth Supplemental Guarantors named in the Fourteenth Supplemental Indenture, the Fifteenth Supplemental Guarantors named in the Fifteenth Supplemental Indenture, the Guaranteeing Subsidiary (as defined therein) and U.S. Bank National Association, as trustee under the Indenture.

31.1	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated November 5, 2009, by Richard L. Gelfond.

31.2	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated November 5, 2009, by Joseph Sparacio.

32.1	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated November 5, 2009, by Richard L. Gelfond.

32.2	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated November 5, 2009, by Joseph Sparacio.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMAX CORPORATION
Date: November 5, 2009	By:	/s/ JOSEPH SPARACIO
Joseph Sparacio
Executive Vice-President & Chief Financial Officer (Principal Financial Officer)

Date: November 5, 2009	By:	/s/ JEFFREY VANCE
Jeffrey Vance
Vice-President, Finance & Controller (Principal Financial Officer)